Form 10-Q
period 2008-03-31
FREIGHT MANAGEMENT CORP
filed 2008-05-08
CIK 1425205

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                      For the quarter ended March 31, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission File Number 333-148920


                            FREIGHT MANAGEMENT CORP.
             (Exact name of registrant as specified in its charter)

           Nevada                                                75-3254381
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                Suite 200, 8275 Eastern Ave Las Vegas, NV, 89123
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: 702-938-0496

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Number of shares outstanding of the registrant's class of common stock as of May 7, 2008: 5,060,000

Authorized share capital of the registrant: 50,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the three months ended March 31, 2008.

                           FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, "FORWARD-LOOKING STATEMENTS"). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS - INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT ON FORM 10-Q. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT SUCCESSFULLY EXECUTE ITS BUSINESS PLAN, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL OR THEY MAY BE UNSUCCESSUFL FOR TECHNICAL, ECONOMIC OR OTHER REASONS.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------

     Balance Sheets..............................................         3

     Statements of Operations....................................         4

     Statement of Stockholder's Equity...........................         5

     Statements of Cash Flows....................................         6

     Notes to the Financial Statements..........................          7

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                                            March 31,         December 31,
                                                              2008               2007
                                                            --------           --------
                                                           (unaudited)
ASSETS

Current assets
  Cash and bank accounts                                    $ 32,250           $ 60,208
  Deposit                                                        150                150
                                                            --------           --------

      Total current assets                                    32,400             60,358

Website, net of accumulated amortization (Note 7)              3,556              3,889
                                                            --------           --------

Total assets                                                $ 35,956           $ 64,247
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities                  $  1,008           $  4,003
  Due to director (Note 5)                                       820                820
                                                            --------           --------

Total liabilities                                              1,828              4,823
                                                            --------           --------
Stockholders' equity (Note 4,5)
  Authorized:
    75,000,000 common shares
    Par value $0.001
  Issued and outstanding:
    5,060,000 common shares                                    5,060              5,060
  Additional paid-in capital                                  55,940             55,940
  Deficit accumulated during the development stage           (26,872)            (1,576)
                                                            --------           --------

      Total stockholders' equity                              34,128             59,424
                                                            --------           --------

Total liabilities and stockholders' equity                  $ 35,956           $ 64,247
                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                    Date of
                                                                                Incorporation on
                                                         3 Months Ended       September 17, 2007 to
                                                            March 31,               March 31,
                                                              2008                    2008
                                                           ----------              ----------
REVENUE                                                    $       --              $       --
                                                           ----------              ----------
OPERATING EXPENSES
  Amortization                                                    333                     444
  Database and website based application development            7,550                   7,550
  General & Administrative                                     17,413                  18,058
  Organization                                                     --                     820
                                                           ----------              ----------
Loss before income taxes                                      (25,296)                (26,872)

Provision for income taxes                                         --                      --
                                                           ----------              ----------

Net loss                                                   $  (25,296)             $  (26,872)
                                                           ==========              ==========
Basic and diluted loss per Common share (1)
                                                           ==========              ==========
Weighted average number of common shares
outstanding (Note 4)                                        5,060,000
                                                           ==========

----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                 Deficit
                                                                               Accumulated
                                           Common Stock          Additional     During the         Total
                                      --------------------        Paid in      Development     Stockholders'
                                      Shares        Amount        Capital         Stage           Equity
                                      ------        ------        -------         -----           ------
Inception, September 17, 2007              --     $      --      $      --      $      --       $      --

Initial capitalization, sale of
 common stock to Directors on
 September 17, 2007                 4,000,000         4,000          4,000                          8,000
Private placement closed
 December 31, 2007                  1,060,000         1,060         51,940                         53,000

Net loss for the period                    --            --             --         (1,576)         (1,576)
                                    ---------     ---------      ---------      ---------       ---------
Balance December 31, 2007           5,060,000     $   5,060      $  55,940      $  (1,576)      $  59,424

Net loss for the period                    --            --             --        (25,296)        (25,296)
                                    ---------     ---------      ---------      ---------       ---------

Balance March 31, 2008              5,060,000     $   5,060      $  55,940      $ (26,872)      $  34,128
                                    =========     =========      =========      =========       =========

   The accompanying notes are an integral part of these financial statements.

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                                    Date of
                                                                                Incorporation on
                                                          3 Months Ended      September 17, 2007 to
                                                             March 31,              March 31,
                                                               2008                   2008
                                                             --------               --------
OPERATING ACTIVITIES
  Net loss for the period                                    $(25,296)              $(26,872)
  Adjustments to Reconcile Net Loss to Net Cash
   Used in Operating Activities
     Amortization expense                                         333                    444
  Changes in operating assets and liabilities:
     Deposit                                                       --                   (150)
     Accounts payable and accrued liabilities                  (2,995)                 1,008
     Due to director                                               --                    820
                                                             --------               --------

Net cash used by operating activities                         (27,958)               (24,750)
                                                             --------               --------
INVESTING ACTIVITIES
  Website                                                          --                 (4,000)
                                                             --------               --------

Net cash used in investing activities                              --                 (4,000)
                                                             --------               --------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                           --                 61,000
                                                             --------               --------

Net cash provided by financing activities                          --                 61,000
                                                             --------               --------

Increase (decrease) in cash during the period                 (27,958)                32,250

Cash, beginning of the period                                  60,208                     --
                                                             --------               --------

Cash, end of the period                                      $ 32,250               $ 32,250
                                                             ========               ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                 $     --               $     --
  Cash paid for interest                                     $     --               $     --


   The accompanying notes are an integral part of these financial statements.

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (unaudited)


NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on September 17, 2007. The Company has limited operations and in accordance with SFAS #7, is considered a development stage company, and has had no revenues from operations to date.

Initial operations have included organization, capital formation, target market identification, new product development and marketing plans. Management is planning to complete development and then market an integrated website for planning and analyzing shipping logistics to prospective clients. See Note 5.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The relevant accounting policies and procedures are listed below. The company has adopted a December 31 year end.

ACCOUNTING BASIS

The basis is generally accepted accounting principles.

EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective its inception.

The basic earnings (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

                             FREIGHT MANAGMENT CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (unaudited)


NOTE 2. (CONTINUED)

DIVIDENDS

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (unaudited)


NOTE  2. (CONTINUED)

WEBSITE COSTS

Website costs consist of software development costs, which represent capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. Upon implementation in December 2007, the asset is being amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred. See Note 7.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from inception to March 31, 2008 of $26,872. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through the next fiscal year ending December 31, 2008.

The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital and then attaining profitable operations. In response to these problems, management has planned the following actions:

     *    The Company has filed and cleared a  Registration  Statement  with the
          SEC.
     * Management intends to raise additional funds through public or private placement offerings.
     * Management is currently completing development of its proposed internet/web based product to generate sales. There can be no assurances, however, that management's expectations of future sales will be realized.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (unaudited)


NOTE 4. STOCKHOLDERS' EQUITY

AUTHORIZED

The Company is authorized to issue 75,000,000 shares of $0.001 par value common stock. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

ISSUED AND OUTSTANDING

On September 17, 2007 (inception), the Company issued 4,000,000 shares of its common stock to its Directors for cash of $8,000. See Note 5.

On December 31, 2007, the Company closed a private placement for 1,060,000 common shares at a price of $0.05 per share, or an aggregate of $53,000. The Company accepted subscriptions from 39 offshore non-affiliated investors.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company's neither owns nor leases any real or personal property. The Company's Directors provides office space free of charge. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The amount due to a director of $820 has no repayment terms, is unsecured without interest and is for reimbursement of company incorporation expenses. The company plans to pay the amount within the next 12 months.

On February 26, 2007 (inception), the Company issued 4,000,000 shares of its common stock to its Directors for cash of $8,000. See Note 4.

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (unaudited)


NOTE 6. INCOME TAXES

Net deferred tax assets are $nil. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a 100% valuation allowance. Management believes it is likely that any deferred tax assets will not be realized.

As of December 31, 2007, the Company has a net operating loss carry forward of approximately $1,576, which will expire 20 years from the date the loss was incurred.

NOTE 7. WEBSITE

                                     Accumulated
                        Cost         amortization          Net book value
                        ----         ------------          --------------
Website costs          $4,000           $444                  $3,556
                       ======           ====                  ======

Website costs are amortized on a straight line basis over 3 years, its estimated useful life.

NOTE 8. OPERATING LEASES AND OTHER COMMITMENTS:

The  Company   currently  has  no  operating  lease  commitments  or  any  other commitments.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

GENERAL OVERVIEW

Freight Management Corp. was incorporated on September 17, 2007, in the State of Nevada. Our principal executive offices are located Suite 200, 8275 Eastern Avenue, Las Vegas, NV, 89123. Our telephone number is (702) 938-0496. As of the date of this prospectus, we are a development stage company with no revenue and limited operations to date.

Our company's business is focused on the development and commercialization of an internet based, intelligent online system for business owners, freight forwarders, junior employees in the shipping/freight industry and business people in the export/import industry who require assistance with their freight and shipping related queries. We have named our system FRINFO, or Freight Information. Our planned system will utilize a comprehensive database to provide our prospective customers with customized, specific professional advice and solutions to their related shipping queries and issues. FRINFO will successfully enable the generation of online real time solutions and advice to questions submitted by the customers, and guide them to the most optimum logistics solutions, which would potentially include lower freight rates, best trade routes and the most ideal transportation means/mode. When completed, it will also include tabular sections for frequently asked questions (FAQ's) and their related answers, as well as industry related terms, abbreviations, and widely used terminology. On completion of successful development and testing, this software will ultimately be made available online to potential customers on our website at: www.freightmanagementcorp.com

Any business owner who trades internationally, or between countries, will readily recognize the challenges they face when negotiating with shipping lines to transport their cargos between two different countries, the lack of information from various shipping lines and alternatives, and complicated terminology. Additionally, shippers/manufacturers new to the business, those with new products, or those selling into new markets do not completely understand the shipping/freight process and face difficulties finding the best and most trusted shipping mode to move their goods. The learning process creates frustration and consumes valuable time as they try to obtain a clear picture of all shipping logistics. Junior shipping/freight industry employees are typically overwhelmed with the vast terminology during their first few months on the job, and lack a reliable unified source that can provide trusted answers to address their queries. Employees also face the problem of understanding the complicated documentation and physical processes involved in the global shipping industry (eg: shipping declarations, custom procedures and clearance, stevedoring, loading, and transportation).

We believe a venue like the Internet to address these challenges is long overdue. Users will potentially be able to source reliable information from their own offices and develop timely freight plans that suit their needs at a reasonable cost. FRINFO is being developed to use Artificial Intelligence (AI). The customer will be prompted to enter his/her question using an online form. FRINFO will then recognize and detect certain keywords in the customers input and searches its smart knowledge center for relevant answers related to the keywords generated. After creating a list of results, FRINFO will combine keywords using a state of the art matrix engineering system to eliminate non-related results. It will then provide a solution that is most related to the customer's original query.

FRINFO would also recommend to the customer further readings, which would match the nature of the request, for example:

     -    Regulations of importing goods into the USA
     -    Quota system for importing cotton products into the USA
     -    Customs/Brokerage hints & potential contacts

When developed, FRINFO will consist of the following major components:

     * THE SMART KNOWLEDGE CENTER - this databank will act as the core of FRINFO and will contain all of our shipping related data, articles, link and information related to the shipping/freight sector. This databank will be updated on regular basis.
     * THE KEYWORD RECOGNITION SOFTWARE - this module will be based on AI architecture. FRINO will recognize the MAJOR keywords in the user inputs and search the smart knowledge center for the recognized keywords. The software will split the user input into keywords, and will recognize the major keywords and eliminate un-related text from the user input.
     * THE MATRIX ENGINEERING SYSTEM - this will be the engineering logic that FRINO utilizes to combine keywords and to eliminate any un-desired results from the search results, listing only the most accurate and related answers to the users.

We currently have no revenues or customers for our services. We anticipate that final commercial version of FRINFO will not be ready for commercial use for at least 10-12 months from the date hereof. We may offer service in BETA TESTING mode once the website is completed in approximately 8 months. We plan on earning revenues through customer subscriptions to our service and we will target freight forwarders, exporters and importers operating in the USA and the Middle East, which will serve as our initial target market. Customers will subscribe to our online service by paying a monthly, quarterly, semi-annual, or annual fees. During their subscription periods, customers can post unlimited number of questions and achieve specific responses. We have not yet fixed our pricing structure and will need to determine our charges initially as the software develops, and revise them regularly to attract a wider base of customers in our targeted markets. Our future marketing strategy will include expansion plans to provide our services to European and Asian markets, but this will require further development of our intelligent system in some local languages.

At this stage in our development, there can be no assurance that we will be successful in generating revenues from our subscription based online system or that prospective customers seeking shipping advise will be receptive to using our service.

Since  incorporation,  we have  not made any  significant  purchases  or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. Freight Management has never declared bankruptcy, has never been in receivership, and has never been involved in any legal action or proceedings.

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-Q; and our S-1 A/2 filed on February 25, 2008.

We are a development stage company with very limited operations to date, no revenue, very limited financial backing and few assets. Our plan of operation over the next 12 months is to complete development, testing and market our intelligent online system which we have named FRINFO, and make it available to business owners, freight forwarders, and any other users requiring logistical and planning tools and information for the shipping/freight industry

Our overall goal is to become a recognized market leader in providing online, customized planning and logistical solutions in the freight/shipping business. In order to achieve this goal, we have established the following objectives over the next 12 months:

     * Commence with the development of our website and brand development. The first phase of website development will include online information on our company background, our business, management team overview, and email submission for any investor or general queries.
     * The second phase includes the development and implementation of our FRINFO intelligent online database. This will include our planned smart knowledge center, which will be designed to provide the most suitable solution and advice in response to a customer query.

     *    Develop  and  execute a  sustainable  and  persuasive  marketing  plan
          focused  on  shipping  &  trade   affiliates/associations   and  other
          potential users of our service.
     *    Achieve our first revenues within 11-12 months.

During the first stages of our company's growth, our officers and directors will be responsible for executing the business plan at no charge. Since we intend to operate with very limited administrative support, the officers and directors will continue to be responsible for administering the company for at least the first year of operations. Management has no intention at this time to hire additional employees during the first year of operations. Due to limited financial resources, each of the management team will dedicate between 25 - 30 hours per week, to ensure all operations are executed.

Our first quarter budget (January -March, 2008) was originally disclosed in our S-1 as follows:

Description                                                               Q1
-----------                                                             -------
Legal/Accounting *                                                      $ 1,500
Transfer Agent *                                                          1,500

Corporate Collateral Design                                               1,000
Printing of Collateral                                                      700
Website Design                                                            4,000
Telephone *                                                                 300

Contractors (Application Development - $1,000 monthly per contractor)     2,000
Office Rental *                                                             450
Office Supplies & Miscellaneous *                                         1,000
                                                                        -------
TOTAL                                                                   $12,450
                                                                        =======

Please refer to the budget above. In addition to corporate maintenance expenditures (noted with an `*') we planned the following major activities:

     *    Develop and implement our initial website
     *    Identify and hire a software contactor to develop FRINFO
     *    Initiate our software development activities
     *    Initiate the development of our corporate and marketing collateral

We completed and launched our website early in the first quarter. We also hired a third party developer in March for FRINFO. Mr. Abotaleb was directly responsible for this process and selected a firm in Egypt. Egypt was chosen given proximity to himself. The company has experience in web application development using popular programming languages. During the second quarter, Mr. Abotaleb plans to work directly with the contractor on system specifications, proposed application requirements and the design of the application to handle the needs. This process is expected to be an ongoing interactive process for the next several months.

We also hired a graphic design contractor in late February to design our logo, business cards, letterhead, stationary, etc. The task was completed on budget. Mr. Abotaleb managed this process for the company. We have not yet sent any of these materials out for print and plan to delay this activity until we are closer to completing FRINFO.

RESULTS OF OPERATIONS

Our company posted losses of $25,296 for the first quarter ended March 31, 2008. Comparisons are not meaningful as our company was incorporated on September 17, 2007. From inception to March 31, 2008 we have incurred losses of $26,872. The principal component of our losses for the three months ended March 31, 2008 included general and administrative costs of $17,413, database and application development costs of $7,550 and amortization of our website of $333. First quarter administrative expenses include costs for our registration statement, which is under budget to date.

LIQUIDITY AND CASH RESOURCES

At March 31, 2008, we had working capital of $30,572 compared to $55,535 at December 31, 2007. We opened the first quarter with $60,208 in cash. As of the date hereof, we have approximately $32,550. We presently have a budgeted shortfall for our 12 month plan of operations of approximately $40,000.

Because we have not generated any revenue from our business, and we are at least 11-12 months away from being in a position to generate revenues, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. We believe our current cash balances will be extinguished by the third quarter of 2008, provided we do not have any unanticipated expenses. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans or complete the development and commercialization of our product.

If we fail to generate sufficient net revenues, we will need to raise additional capital to continue our operations thereafter. We cannot guarantee that additional funding will be available on favorable terms, if at all. Any shortfall will effect our ability to expand or even continue our operations. We cannot guarantee that additional funding will be available on favorable terms, if at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business is not currently subject to market risk. All of our business is currently conducted in US dollars, which is our functional currency. We have no debt and are not subject to any interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the 1934 Act, as of the end of the period covered by this quarterly report, being the fiscal quarter ended March 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized and identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with the U.S. GAAP, unauthorized receipts and expenditures or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company's small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing checks and requests for wire transfers. As of March 31, 2008, our Chief Executive Officer and Chief Financial Officer conclude that our system of internal controls is adequate and comparable to those of issuers of a similar size and nature. There were no significant changes to our internal controls or in other factors that could significantly affect these controls during the most recent quarter ended March 31, 2008, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

MANAGEMENT'S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

INHERENT LIMITATIONS OF INTERNAL CONTROLS

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

     * pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
     * provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
     * provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On March 6, 2008 the SEC declared our registration statement on Form S-1 A/2 effective, which registered 1,060,000 common shares for resale held by 39 non-affiliated investors..

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Pursuant to Rule 601 of Regulation SK, the following exhibits are included herein or incorporated by reference.

  Exhibit
  Number                                Description
  ------                                -----------
    3.1        Articles of Incorporation*
    3.2        By-laws*
   31.1        Certification of CEO Pursuant to 18 U.S.C. ss. 1350, Section 302
   31.2        Certification  of CFO Pursuant to 18 U.S.C. ss. 1350, Section 302
   32.1        Certification  Pursuant  to 18 U.S.C.  ss.1350,  Section 906
   32.2        Certification  Pursuant  to 18 U.S.C.  ss. 1350, Section 906


(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of May, 2008.

                               FREIGHT MANAGEMENT CORP.


Date: May 8, 2008              By: /s/ Ibrahim Abotaleb
                                  ----------------------------------------------
                               Name:  Ibrahim Abotaleb
                               Title: President/CEO, principal executive officer


Date: May 8, 2008              By: /s/ Gerald Lewis
                                  ----------------------------------------------
                               Name:  Gerald Lewis
                               Title: Secretary Treasurer, Principal Financial
                                      and Accounting Officer