Form 10-Q
period 2008-06-30
FREIGHT MANAGEMENT CORP
filed 2008-07-21
CIK 1425205

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For the quarter ended June 30, 2008

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

Number of shares outstanding of the registrant's class of common stock as of July 21, 2008: 5,060,000

Authorized share capital of the registrant: 50,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the three months ended June 30, 2008.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------

     Balance Sheets.................................................       3

     Statements of Operations.......................................       4

     Statement of Stockholder's Equity..............................       5

     Statements of Cash Flows.......................................       6

     Notes to the Financial Statements.............................        7

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                            June 30,          December 31,
                                                              2008               2007
                                                            --------           --------
                                                           (unaudited)
ASSETS

Current assets
  Cash and bank accounts                                    $ 17,740           $ 60,208
  Deposit                                                        150                150
                                                            --------           --------

      Total current assets                                    17,890             60,358

Website, net of accumulated amortization (Note 7)              3,223              3,889
                                                            --------           --------

Total assets                                                $ 21,113           $ 64,247
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities                  $  1,200           $  4,003
  Due to director (Note 5)                                       820                820
                                                            --------           --------

      Total current liabilities                                2,020              4,823
                                                            --------           --------
Stockholders' equity (Note 4,5)
  Authorized:
    75,000,000 common shares
    Par value $0.001
  Issued and outstanding:
    5,060,000 common shares                                    5,060              5,060
  Additional paid-in capital                                  55,940             55,940
  Deficit accumulated during the development stage           (41,907)            (1,576)
                                                            --------           --------

      Total stockholders' equity                              19,093             59,424
                                                            --------           --------

Total liabilities and stockholders' equity                  $ 21,113           $ 64,247
                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                     Date of
                                                                                                 Incorporation on
                                                       3 Months Ended       6 Months Ended     September 17, 2007 to
                                                          June 30,             June 30,             June 30,
                                                            2008                 2008                 2008
                                                         ----------           ----------           ----------
REVENUE                                                  $       --           $       --           $       --
                                                         ----------           ----------           ----------
OPERATING EXPENSES
  Amortization                                                  333                  666                  777
  Database and website based application development         11,000               18,550               18,550
  General & Administrative                                    3,702               21,115               21,760
  Organization                                                   --                   --                  820
                                                         ----------           ----------           ----------
Loss before income taxes                                    (15,035)             (40,331)             (41,907)

Provision for income taxes                                       --                   --                   --
                                                         ----------           ----------           ----------

Net loss                                                 $  (15,035)          $  (40,331)          $  (41,907)
                                                         ==========           ==========           ==========
Basic and diluted loss per Common share (1)                      --                   --

Weighted average number of common shares
 outstanding (Note 4)                                     5,060,000            5,060,000
                                                         ==========           ==========

----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                 Deficit
                                                                               Accumulated
                                           Common Stock          Additional     During the         Total
                                      --------------------        Paid in      Development     Stockholders'
                                      Shares        Amount        Capital         Stage           Equity
                                      ------        ------        -------         -----           ------
Inception, September 17, 2007              --     $      --      $      --      $      --       $      --

Initial capitalization, sale of
 common stock to Directors on
 September 17, 2007                 4,000,000         4,000          4,000                          8,000
Private placement closed
 December 31, 2007                  1,060,000         1,060         51,940                         53,000

Net loss for the period                    --            --             --         (1,576)         (1,576)
                                    ---------     ---------      ---------      ---------       ---------
Balance December 31, 2007           5,060,000     $   5,060      $  55,940      $  (1,576)      $  59,424

Net loss for the period                    --            --             --        (40,331)        (40,331)
                                    ---------     ---------      ---------      ---------       ---------

Balance June 30, 2008               5,060,000     $   5,060      $  55,940      $ (41,907)      $  19,093
                                    =========     =========      =========      =========       =========


   The accompanying notes are an integral part of these financial statements.

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                   Date of
                                                                               Incorporation on
                                                          6 Months Ended     September 17, 2007 to
                                                             June 30,             June 30,
                                                               2008                 2008
                                                             --------             --------
OPERATING ACTIVITIES
  Net loss for the period                                    $(40,331)            $(41,907)
  Adjustments To Reconcile Net Loss To Net Cash
   Used in Operating Activities
     Amortization expense                                         666                  777
  Changes in operating assets and liabilities:
     Deposit                                                       --                 (150)
     Accounts payable and accrued liabilities                  (2,803)               1,200
     Due to director                                               --                  820
                                                             --------             --------

Net cash used by operating activities                         (42,468)             (39,260)
                                                             --------             --------
INVESTING ACTIVITIES
  Website                                                          --               (4,000)
                                                             --------             --------

Net cash used by investing activities                              --               (4,000)
                                                             --------             --------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                           --               61,000
                                                             --------             --------

Net cash provided by financing activities                          --               61,000
                                                             --------             --------

(Decrease) increase in cash during the period                 (42,468)              17,740

Cash, beginning of the period                                  60,208                   --
                                                             --------             --------

Cash, end of the period                                      $ 17,740             $ 17,740
                                                             ========             ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                 $     --             $     --
  Cash paid for interest                                     $     --             $     --


   The accompanying notes are an integral part of these financial statements.

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (unaudited)


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

                             FREIGHT MANAGMENT CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (unaudited)


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

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (unaudited)


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from inception to June 30, 2008 of $41,907. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through the next fiscal year ending December 31, 2008.

The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital and then attaining profitable operations. In response to these problems, management has planned the following actions:

     * The Company has filed and cleared a Registration Statement with the SEC and its common shares are quoted for trading on the OTCBB.

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

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (unaudited)


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

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (unaudited)


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

NOTE 7. WEBSITE

                                     Accumulated
                        Cost         amortization          Net book value
                        ----         ------------          --------------
Website costs          $4,000            $777                  $3,223
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

FRINFO would also recommend to the customer further readings, which would match the nature of the request, for example:

     -    Regulations of importing goods into the USA
     -    Quota system for importing cotton products into the USA
     -    Customs/Brokerage hints & potential contacts

When developed, FRINFO will consist of the following major components:

     * THE SMART KNOWLEDGE CENTER - this databank will act as the core of FRINFO and will contain all of our shipping related data, articles, link and information related to the shipping/freight sector. This databank will be updated on regular basis.
     * THE KEYWORD RECOGNITION SOFTWARE - this module will be based on AI architecture. FRINFO will recognize the MAJOR keywords in the user inputs and search the smart knowledge center for the recognized keywords. The software will split the user input into keywords, and will recognize the major keywords and eliminate un-related text from the user input.
     * THE MATRIX ENGINEERING SYSTEM - this will be the engineering logic that FRINFO utilizes to combine keywords and to eliminate any un-desired results from the search results, listing only the most accurate and related answers to the users.

We currently have no revenues or customers for our services. We anticipate that final commercial version of FRINFO will not be ready for commercial use for at least 8-10 months from the date hereof. We may offer service in BETA TESTING mode once the website is completed in approximately 6 months. We plan on earning revenues through customer subscriptions to our service and we will target freight forwarders, exporters and importers operating in the USA and the Middle East, which will serve as our initial target market. Customers will subscribe to our online service by paying a monthly, quarterly, semi-annual, or annual fees. During their subscription periods, customers can post unlimited number of questions and achieve specific responses. We have not yet fixed our pricing structure and will need to determine our charges initially as the software develops, and revise them regularly to attract a wider base of customers in our targeted markets. Our future marketing strategy will include expansion plans to provide our services to European and Asian markets, but this will require further development of our intelligent system in some local languages.

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

During the second quarter, Mr. Abotaleb continued to work with our software development contractor on system specifications, proposed application requirements and the design of the application to handle the needs. We spent

$4,000 on our contractor in the second quarter.This process is expected to be an ongoing interactive process for the next several months.

We also hired a company to develop our brochures and a corporate marketing video for $7,000 out of our total marketing budget of $12,000. These costs were originally budgeted for the 4th quarter of our plan but we decided that these materials should be ready prior to our launch.

RESULTS OF OPERATIONS

Our company posted losses of $15,035 for the second quarter and $40,331 for the six months ended June 30, 2008. Comparisons are not meaningful as our company was incorporated on September 17, 2007. From inception to June 30, 2008 we have incurred losses of $41,907. The principal component of our losses for the six months ended June 30, 2008 included general and administrative costs of $21,115, database and application development costs of $18,550 and amortization of our website of $666. General and administrative expenses include costs for our registration statement of approximately $16,100, which is slightly under budget to date.

LIQUIDITY AND CASH RESOURCES

At June 30, 2008, we had working capital of $15,870 compared to $55,535 at December 31, 2007. We presently have a budgeted shortfall for our 12 month plan of operations of approximately $40,000.

Because we have not generated any revenue from our business, and we are at least 9-10 months away from being in a position to generate revenues, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. We believe our current cash balances will be extinguished by the third quarter of 2008, provided we do not have any unanticipated expenses. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans or complete the development and commercialization of our product.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the 1934 Act, as of the end of the period covered by this quarterly report, being the fiscal quarter ended June 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized and identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with the U.S. GAAP, unauthorized receipts and expenditures or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company's small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing checks and requests for wire transfers. As of June 30, 2008, our Chief Executive Officer and Chief Financial Officer conclude that our system of internal controls is adequate and comparable to those of issuers of a similar size and nature. There were no significant changes to our internal controls or in other factors that could significantly affect these controls during the most recent quarter ended June 30, 2008, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On May 21, 2008 our common shares were made eligible for trading on the OTCBB with the trading symbol "FGGT".

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

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

----------
* Incorporated by reference to our S-1 A/2 and SB-2 Registration Statement, File Number 333-148920

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of July, 2008.

                               FREIGHT MANAGEMENT CORP.


Date: July 21, 2008            By: /s/ Ibrahim Abotaleb
                                      ------------------------------------------
                               Name:  Ibrahim Abotaleb
                               Title: President/CEO, Principal Executive Officer



Date:  July 21, 2008           By: /s/ Gerald Lewis
                                      ------------------------------------------
                               Name:  Gerald Lewis
                               Title: Secretary Treasurer, Principal Financial
                                      and Accounting Officer