Form 10-Q
period 2008-09-30
FREIGHT MANAGEMENT CORP
filed 2008-10-09
CIK 1425205

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarter ended September 30, 2008

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

Number of shares outstanding of the registrant's class of common stock as of October 8, 2008: 5,060,000

Authorized share capital of the registrant: 50,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the nine months ended September 30, 2008.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------

     Balance Sheets.................................................      3

     Statements of Operations.......................................      4

     Statement of Stockholder's Equity..............................      5

     Statements of Cash Flows.......................................      6

     Notes to the Financial Statements..............................      7

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                                          September 30,       December 31,
                                                              2008               2007
                                                            --------           --------
                                                           (unaudited)
ASSETS

Current assets
  Cash and bank accounts                                    $ 16,752           $ 60,208
  Deposit                                                        150                150
                                                            --------           --------

      Total current assets                                    16,902             60,358

Website, net of accumulated amortization (Note 7)              2,890              3,889
                                                            --------           --------

Total assets                                                $ 19,792           $ 64,247
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities                  $  2,350           $  4,003
  Due to director (Note 5)                                       820                820
                                                            --------           --------

      Total current liabilities                                3,170              4,823
                                                            --------           --------
Stockholders' equity (Note 4,5)
  Authorized:
    75,000,000 common shares par value $0.001
  Issued and outstanding:
    5,060,000 common shares                                    5,060              5,060
  Additional paid-in capital                                  55,940             55,940
  Deficit accumulated during the development stage           (44,378)            (1,576)
                                                            --------           --------

      Total stockholders' equity                              16,622             59,424
                                                            --------           --------

Total liabilities and stockholders' equity                  $ 19,792           $ 64,247
                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------

                                                             Date of                                      Date of
                                                         Incorporation on                             Incorporation on
                                      3 Months Ended    September 17, 2007 to    9 Months Ended    September 17, 2007 to
                                       September 30,       September 30,          September 30,         September 30,
                                           2008                2007                   2008                  2008
                                        ----------          ----------             ----------            ----------
REVENUE                                 $       --          $       --             $       --            $       --
                                        ----------          ----------             ----------            ----------
OPERATING EXPENSES
  Amortization                                 333                  --                    999                 1,110
  Database and website based
   application development                      --                  --                 18,550                18,550
  General & Administrative                   2,138                  --                 23,253                23,898
  Organization                                  --                  --                     --                   820
                                        ----------          ----------             ----------            ----------
Loss before income taxes                    (2,471)                 --                (42,802)              (44,378)

Provision for income taxes                      --                  --                     --                    --
                                        ----------          ----------             ----------            ----------

Net loss                                $   (2,471)         $       --             $  (42,802)           $  (44,378)
                                        ==========          ==========             ==========            ==========

Basic and diluted loss per
 common share (1)
                                        ==========          ==========             ==========            ==========
Weighted average number of
 common shares outstanding (Note 4)      5,060,000           4,000,000              5,060,000
                                        ==========          ==========             ==========

----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                 Deficit
                                                                               Accumulated
                                           Common Stock          Additional     During the         Total
                                      --------------------        Paid in      Development     Stockholders'
                                      Shares        Amount        Capital         Stage           Equity
                                      ------        ------        -------         -----           ------
Inception, September 17, 2007              --     $      --      $      --      $      --       $      --

Initial capitalization, sale of
 common stock to Directors on
 September 17, 2007                 4,000,000         4,000          4,000                          8,000
Private placement closed
 December 31, 2007                  1,060,000         1,060         51,940                         53,000

Net loss for the period                    --            --             --         (1,576)         (1,576)
                                    ---------     ---------      ---------      ---------       ---------
Balance December 31, 2007           5,060,000     $   5,060      $  55,940      $  (1,576)      $  59,424

Net loss for the period                    --            --             --        (42,802)        (42,802)
                                    ---------     ---------      ---------      ---------       ---------

Balance September 30, 2008          5,060,000     $   5,060      $  55,940      $ (44,378)      $  16,622
                                    =========     =========      =========      =========       =========


   The accompanying notes are an integral part of these financial statements.

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                Date of                  Date of
                                                                            Incorporation on         Incorporation on
                                                    9 Months Ended        September 17, 2007 to    September 17, 2007 to
                                                     September 30,            September 30,            September 30,
                                                         2008                     2007                    2008
                                                       --------                 --------                --------
OPERATING ACTIVITIES
  Net loss for the period                              $(42,802)                $     --                $(44,378)
  Adjustments to Reconcile Net Loss to Net Cash
   Used in Operating Activities
     Amortization expense                                   999                       --                   1,110
  Changes in operating assets and liabilities:
     Deposit                                                 --                       --                    (150)
     Accounts payable and accrued liabilities            (1,653)                      --                   2,350
     Due to director                                         --                       --                     820
                                                       --------                 --------                --------

Net cash used by operating activities                   (43,456)                      --                 (40,248)
                                                       --------                 --------                --------
INVESTING ACTIVITIES
  Website                                                    --                       --                  (4,000)
                                                       --------                 --------                --------

Net cash used by investing activities                        --                       --                  (4,000)
                                                       --------                 --------                --------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                     --                    8,000                  61,000
                                                       --------                 --------                --------

Net cash provided by financing activities                    --                    8,000                  61,000
                                                       --------                 --------                --------

(Decrease) increase in cash during the period           (43,456)                   8,000                  16,752

Cash, beginning of the period                            60,208                       --                      --
                                                       --------                 --------                --------

Cash, end of the period                                $ 16,752                 $  8,000                $ 16,752
                                                       ========                 ========                ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                           $     --                 $     --                $     --
  Cash paid for interest                               $     --                 $     --                $     --


   The accompanying notes are an integral part of these financial statements.

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2008
                                   (unaudited)
--------------------------------------------------------------------------------

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

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2008
                                   (unaudited)
--------------------------------------------------------------------------------

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

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2008
                                   (unaudited)
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from inception to September 30, 2008 of $44,378. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through the next fiscal year ending December 31, 2008.

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

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2008
                                   (unaudited)
--------------------------------------------------------------------------------

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

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2008
                                   (unaudited)
--------------------------------------------------------------------------------

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

NOTE 7. WEBSITE

                                        Accumulated
                              Cost      amortization       Net book value
                              ----      ------------       --------------

     Website costs          $ 4,000       $ 1,110             $ 2,890
                            =======       =======             =======

Website costs are amortized on a straight line basis over 3 years, its estimated useful life.

NOTE 8. OPERATING LEASES AND OTHER COMMITMENTS:

The  Company   currently  has  no  operating  lease  commitments  or  any  other commitments.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

GENERAL OVERVIEW

Freight Management Corp. was incorporated on September 17, 2007, in the State of Nevada. Our principal executive offices are located Suite 200, 8275 Eastern Avenue, Las Vegas, NV, 89123. Our telephone number is (702) 938-0496. As of the date of this report, we are a development stage company with no revenue and limited operations to date.

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

We currently have no revenues or customers for our services. We anticipate that final commercial version of FRINFO will not be ready for commercial use for at least 7-9 months from the date hereof. We may offer service in BETA TESTING mode once the website is completed in approximately 6 months. We plan on earning revenues through customer subscriptions to our service and we will target freight forwarders, exporters and importers operating in the USA and the Middle East, which will serve as our initial target market. Customers will subscribe to our online service by paying a monthly, quarterly, semi-annual, or annual fees. During their subscription periods, customers can post unlimited number of questions and achieve specific responses. We have not yet fixed our pricing structure and will need to determine our charges initially as the software develops, and revise them regularly to attract a wider base of customers in our targeted markets. Our future marketing strategy will include expansion plans to provide our services to European and Asian markets, but this will require further development of our intelligent system in some local languages.

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

During the third quarter, Mr. Abotaleb continued to work with our software development contractor on system specifications, proposed application requirements and the design of the application to handle the needs. This process is expected to be an ongoing interactive process for the next several months. We expect to incur additional development and programming costs in the fourth quarter.

RESULTS OF OPERATIONS

Our company posted losses of $2,471 for the third quarter and $42,802 for the nine months ended September 30, 2008. Comparisons are not meaningful as our company was incorporated on September 17, 2007. From inception to September 30, 2008 we have incurred losses of $44,378. The principal component of our losses for the nine months ended September 30, 2008 included general and administrative costs of $23,253, database and application development costs of $18,550 and amortization of our website of $999. General and administrative expenses include costs for our registration statement of approximately $16,100, which is slightly under budget.

LIQUIDITY AND CASH RESOURCES

At September 30, 2008, we had working capital of $13,732 compared to $55,535 at December 31, 2007. We presently have a budgeted shortfall for our 12 month plan of operations of approximately $40,000.

Because we have not generated any revenue from our business, and we are at least 7-9 months away from being in a position to generate revenues, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. We believe our current cash balances will be extinguished by the fourth quarter of 2008, provided we do not have any unanticipated expenses. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans or complete the development and commercialization of our product.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe our business is not currently subject to market risk. All of our business is currently conducted in US dollars, which is our functional currency. We have no debt and are not subject to any interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities and Exchange Act of 1934, as of May 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, being our company's President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our company's President (Principal Executive Officer) and Treasurer (Principal Accounting Officer) have concluded that, as of September 30, 2008, our company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

Our company's management, with the participation of our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer), is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized, identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with generally accepted account principles, unauthorized receipts and expenditures or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company's small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing cheques and requests for wire transfers. As of September 30, 2008, our company's President (Principal Executive Officer) and Treasurer (Principal Accounting Officer) conclude that our company's system of internal controls is adequate and comparable to those of issuers of a similar size and nature.

This quarterly report does not include an attestation report of our company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management's report in this quarterly report. There were no significant changes to our company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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

----------
* Incorporated by reference to our S-1 A/2 and SB-2 Registration Statement, File Number 333-148920

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of October, 2008.

                               FREIGHT MANAGEMENT CORP.


Date: October 8, 2008          By: /s/ Ibrahim Abotaleb
                                  ----------------------------------------------
                               Name:  Ibrahim Abotaleb
                               Title: President/CEO, Principal Executive Officer


Date: October 8, 2008          By: /s/ Gerald Lewis
                                  ----------------------------------------------
                               Name:  Gerald Lewis
                               Title: Secretary Treasurer, Principal Financial
                                      and Accounting Officer