Form 10-K
period 2008-12-31
FREIGHT MANAGEMENT CORP
filed 2009-02-17
CIK 1425205

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2008

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from __________ to ___________

                        Commission File Number 000-53127

                            FREIGHT MANAGEMENT CORP.
             (Exact name of registrant as specified in its charter)

           NEVADA                                                 75-3254381
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                Suite 200, 8275 Eastern Ave Las Vegas, NV, 89123
               Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (702) 938-0496

         Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
      None                                                None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer  [ ]                      Accelerated filer [ ]
Non-accelerated filer [ ]                         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of February 12, 2009: $53,000.00

Number of common voting shares outstanding as of February 12, 2009: 5,060,000

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
Item 1.  Description of Business and Risk Factors                             3
Item 2.  Properties                                                          13
Item 3.  Legal Proceedings                                                   13
Item 4.  Submission of Matters to a Vote of Security Holders                 13

PART II
Item 5.  Market For Registrant's Common Equity and Related Stockholder
         Matters                                                             13
Item 7.  Plan of Operation                                                   15
Item 8.  Financial Statements and Supplementary Data                         17
Item 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure                                            17
Item 9B. Other Information                                                   19

PART III
Item 10. Directors, Executive Officers, Promoters and Control Persons        19
Item 11. Executive Compensation                                              21
Item 12. Security Ownership of Certain Beneficial Owners and Management      22
Item 13. Certain Relationships, Related Transactions and Director
         Independence                                                        23
Item 14. Principal Accountant Fees and Services                              24
Item 15. Exhibits and 8-K Filings                                            24

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Freight Management Corp. was incorporated on September 17, 2007, in the State of Nevada. Our principal executive offices are located Suite 200, 8275 Eastern Avenue, Las Vegas, NV, 89123. Our telephone number is (702) 938-0496. We are a development stage company with no revenue and limited operations to date. Our common stock is quoted on the OTC Bulletin Board under the symbol "FGGT".

Since  incorporation,  we have  not made any  significant  purchases  or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. Freight Management has never declared bankruptcy, has never been in receivership, and has never been involved in any legal action or proceedings.

Subsequent to our incorporation, we focused our operations on the development of an internet based, intelligent online system for business owners, freight forwarders, junior employees in the shipping/freight industry and business people in the export/import industry who require assistance with their freight and shipping related queries. Any business owner who trades internationally, or between countries, will readily recognize the challenges they face when negotiating with shipping lines to transport their cargos between two different countries, the lack of information from various shipping lines and alternatives, and complicated terminology. Additionally, shippers/manufacturers new to the business, those with new products, or those selling into new markets do not completely understand the shipping/freight process and face difficulties finding the best and most trusted shipping mode to move their goods. The learning process creates frustration and consumes valuable time as they try to obtain a clear picture of all shipping logistics. Junior shipping/freight industry employees are typically overwhelmed with the vast terminology during their first few months on the job, and lack a reliable unified source that can provide trusted answers to address their queries. Employees also face the problem of understanding the complicated documentation and physical processes involved in the global shipping industry (eg: shipping declarations, custom procedures and clearance, stevedoring, loading, and transportation).

We have named the system "FRINFO, or Freight Information". The system was planned to utilize a comprehensive database to provide prospective customers with customized, specific professional advice and solutions to their related shipping queries and issues. When completed and tested, FRINFO would successfully enable the generation of online real time solutions and advice to questions submitted by the customers, and guide them to the most optimum logistics solutions, which would potentially include lower freight rates, best trade routes and the most ideal transportation means/mode. When completed, it will also include tabular sections for frequently asked questions (FAQ's) and their related answers, as well as industry related terms, abbreviations, and widely used terminology. On completion, we are planning that the software will ultimately be made available online to potential customers on our website at: www.freightmanagementcorp.com

FRINFO is being developed to use Artificial Intelligence (AI). The customer will be prompted to enter his/her question using an online form. FRINFO will then recognize and detect certain keywords in the customers input and searches its smart knowledge center for relevant answers related to the keywords generated. After creating a list of results, FRINFO will combine keywords using a state of the art matrix engineering system to eliminate non-related results. It will then provide a solution that is most related to the customer's original query.

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

As of the date hereof, we have not been successful in raising the additional funding necessary to continue with our business plan for our business. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. The recent credit crisis has only made our situation more difficult, because investors who were historically receptive to startup situations have become nonexistent in this environment. Without further loans from our directors, we only have sufficient funds to continue with our business in a maintenance mode for the next 1-2 months, and anticipate that final commercial version of FRINFO will not be ready for commercial use for at least 3-6 months from the date hereof. We still need to complete development of a second tier intelligence discipline for FRINFO to ensure that client driven queries are answered correctly. We also need to design and build database enhancement tools, and software for predictive modeling and statistical analysis of queries prior to actual release.

As a result of this difficult envioronment and our lack of cash to continue, our directors have been analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions which would likely involve a change of business. Our preference is to raise additional, suitable financing to continue with business, but at this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further significant financing.

POTENTIAL MERGERS AND ACQUISITIONS

Concurrent with efforts to find suitable financing for our business, we are also focusing on analyzing potential business opportunities with more established business entities for merger or acquisition with our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company and our existing business will close down. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Mr. Abotaleb is undertaking the search for and analysis of new business opportunities. He is not a professional business analyst. In seeking or analyzing prospective business opportunities, Mr. Abotaleb may utilize the services of outside consultants or advisors. At this stage, we can provide no assurance that we will be able to locate compatible business opportunities, what additional financing we will require to complete a combination or merger with another business opportunity, or whether the opportunity's operations will be profitable. Further, we believe that our company may have more difficulties raising capital for our existing business than for a new business opportunity. We have held preliminary negotiations with prospective business entities but have not entered into any formal written agreements for a business combination or opportunity. If any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

If we are unable to secure adequate capital to continue our business or alternatively, complete a merger or acquisition, our shareholders will lose some or all of their investment and our business will likely fail.

FACILITIES

We rent executive office facilities located at Suite 200, 8275 Eastern Avenue, Las Vegas, NV, 89123. This is a shared office facility, which offers office space and secretarial and administrative services for $150 monthly. We may cancel upon 30 days written notice. This location will serve as our primary executive offices for the foreseeable future. Mr. Abotaleb and Mr. Lewis also work from their residence in Egypt and Canada respectively at no charge to our company.

RISK FACTORS

You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional unknown risks and uncertainties, or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our financial statements and the related notes.

Much of the information included in this Annual Report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

RISKS ASSOCIATED WITH OUR EXISTING BUSINESS

WE HAVE NO OPERATING HISTORY AND HAVE MAINTAINED LOSSES SINCE INCEPTION, WHICH WE EXPECT TO CONTINUE INTO THE FUTURE.

We were incorporated on September 17, 2007, and have very limited operations. We have not realized any revenues to date. We have no operating history at all upon which an evaluation of our future success or failure can be made. Our net loss from inception to December 31, 2008 is $(58,716). We expect to incur operating losses in future periods. This will happen because there are substantial costs and expenses associated with the marketing and distribution of our services. We may fail to generate revenues in the future. If we cannot attract a significant number of customers, we will not be able to generate any significant revenues or income. Failure to generate revenues will cause us to go out of business because we will not have the money to pay our ongoing expenses.

In particular, additional capital will also be required in the event that:

     - we incur delays and additional expenses related to the development of a commercial market for our services;
     -    we are unable to create a substantial market for our services; or
     -    we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans and achieve a profitable level of operations.

IF WE ARE UNABLE TO OBTAIN THE NECESSARY REVENUES AND FINANCING FOR OUR OPERATIONS WE WILL NOT HAVE THE MONEY TO PAY OUR ONGOING EXPENSES AND WE MAY GO OUT OF BUSINESS.

At December 31, 2008 we had a small working capital deficiency and at present, we are entirely dependent on loans from our Director and President. Our existing cash balances are only sufficient for the next 30-60 days. How long Freight Management will be able to satisfy its cash requirements depends on how quickly our company can identify suitable financing, or generate revenue and how much revenue can be generated. If we are unable to obtain financing and generate sufficient revenue from our business, we may be forced to delay, scale back, or eliminate our sales activities. If we are unable to obtain financing to cover shortfalls resulting from reduced revenues or a lack of revenues, we may not be able to continue to operate our business and our business would fail.

Our ability to successfully produce and sell our services to generate operating revenues also depends on our ability to obtain the necessary financing. Given that we have no operating history, no revenues and only losses to date, we may not be able to achieve this goal, and if this occurs we will not be able to pay our operating and marketing costs and we may go out of business. We may need to issue additional equity securities in the future to raise the necessary funds. We do not currently have any arrangements for additional financing and we can provide no assurance to investors we will be able to find such financing if further funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our services and our business model. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. The resale of shares by our existing shareholders pursuant to this prospectus may result in significant downward pressure on the price of our common stock and cause negative impact on our ability to sell additional equity securities. Obtaining loans will increase our liabilities and future cash commitments, and there can be no assurance that we will even have sufficient funds to repay our future indebtedness or that we will not default on our future debts if we were able to even obtain loans.

There can be no assurance that capital will continue to be available if necessary to meet future funding needs or, if the capital is available, that it will be on terms acceptable to us. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be forced to scale back or cease operations, which might result in the loss of some or all of your investment in our common stock.

OUR BUSINESS MODEL MAY NOT BE SUFFICIENT TO ENSURE OUR SUCCESS IN OUR INTENDED MARKET

Our survival is currently dependent upon the success of our efforts to gain market acceptance in our targeted industry. Should our services be too narrowly focused or should the target market not be as responsive as we anticipate, we may not have in place alternate products or services that we can offer to ensure our survival.

IF WE ARE UNABLE TO COMPLETE THE PRODUCTION OF OUR FRINFO, WE WILL NOT BE ABLE TO GENERATE REVENUES AND YOU WILL LOSE YOUR INVESTMENT.

We have not completed development of FRINFO. The success of our proposed business will depend on its completion and the acceptance of our product by end use customers in our target market. Achieving such acceptance will require significant marketing investment and perceived value in our product by consumers. Our online service, once developed and tested, may not be accepted by our customers at sufficient levels to support our operations and build our business. If it is not accepted at sufficient levels, our business will likely fail.

WE  CURRENTLY  HAVE  NO  PROTECTION  BY ANY  TRADEMARKS,  PATENTS  AND/OR  OTHER
INTELLECTUAL   PROPERTY   REGISTRATIONS.   IF  WE  ARE  UNABLE  TO  PROTECT  OUR
INTELLECTUAL PROPERTY RIGHTS, OUR PROPOSED BUSINESS WILL FAIL.

We have not applied for any trademark, patent or other intellectual property registration with any governmental agency for our name or for our proposed services. At present we are planning to enter into non-disclosure agreements with any future contactors or employees to protect our technology. Despite any precautions taken to protect our product and brand name, unauthorized parties may attempt to copy or obtain and use our online service and related software. If they are successful they could develop similar programs, which could create more competition for us and even cause our proposed business operations to fail.

WE DEPEND TO A SIGNIFICANT EXTENT ON CERTAIN KEY PERSONNEL, THE LOSS OF ANY OF WHOM MAY MATERIALLY AND ADVERSELY AFFECT OUR COMPANY.

Currently, we have only two employees and they are also our officers and directors. We depend entirely on Mr. Abotaleb and Mr. Lewis for all of our operations. The loss of either person will have a substantial negative effect on our company and may cause our business to fail. Neither of our officers and directors has been compensated for their services since our incorporation, and it is highly unlikely that they will receive any compensation unless and until we generate substantial revenues. There is intense competition for skilled personnel and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. The loss of either Mr. Abotaleb or Mr. Lewis's services could prevent us from completing the development of our product and developing revenues. In the event of the loss of services of such personnel, no assurance can be given that we will be able to obtain the services of adequate replacement personnel.

We do not have any employment agreements or maintain key person life insurance policies on our officers and directors. We do not anticipate entering into employment agreements with them or acquiring key man insurance in the foreseeable future.

WE HAVE LIMITED BUSINESS, SALES AND MARKETING EXPERIENCE IN OUR INDUSTRY.

We have not completed the development of our online services and have yet to enter into any subscriptions with customers. While Mr. Abotaleb possesses significant experience in the shipping planning and logistics industry, he can only devote limited time to our operations and Mr. Lewis has no experience. Subsequent to completing development, we will need to test it commercially. In order to do so, we must develop and implement a marketing campaign to drive Internet traffic to our site. While we have plans for marketing and sales, there can be no assurance that such efforts will be successful. Our future success will depend, among other factors, upon whether our services can be sold at a profitable price and the extent to which customers acquire, adopt, and continue to use it. There can be no assurance that our product will gain wide acceptance in its targeted markets or that we will be able to effectively market our product.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST OUR COMPETITORS.

The shipping and transportation services industry is highly competitive. We believe competition is based primarily on cost to ship, integration of various modes of transport over various terrain, customer service and marketing support. Our direct and indirect competition is made up of many publicly and privately owned companies, many of which are fragmented in terms of both geographical market coverage and service categories. Many companies within the industry are privately-held. Therefore, we are unable to assess the size of all of our competitors, but we would presently be classified as one of the smallest with only a concept and no revenues at present. We believe end manufacturers, distributors and retailers either rely on in house expertise or are aligning themselves with shipping service companies that are financially stable, offer expertise in a broad array of markets with all modes of transport and offer superior customer service.

Our competition includes many logistics and forwarding freight forwarding companies that offer freight planning, sourcing, transportation timing and mode management and cost management. These companies vary in size from single proprietors to large integrated, multinational firms. Many of these companies also offer customs brokerage services to assist their customers with cross border clearance export/import issues between sovereign countries. They generally have the ability to provide seamless, cost effective and trouble free transportation services for their customers.

Large integrated shipping lines, airlines and land based transportation companies also offer services similar to what we are planning, either on a value added basis similar to logistics and forwarders, or free of charge for larger customers. These companies have significantly broader expertise and larger sales volumes than us, have greater financial and other resources available to them, and possess extensive marketing capabilities. Many of these companies also have well known and established reputations with manufacturers, distributors and export/import businesses for providing quality service on a cost effective basis. They have many brokers representing their businesses and large sales forces throughout the world.

We also face competition from companies offering various forms of shipping and freight related information answers by email or online. These include: Freight Gate (www.freightgate.com), Dynamar (www.dynamar.com), Lloyd's List (www.lloydslist.com), and Shipping Freight (www.shippingfreight.com). WWW.OCEANWIDE.COM also offers on-demand applications for international trade management to streamline the import and export processes for insurance, compliance and logistics between business partners.

There can be no assurance that we will be able to effectively compete with our competitors or that their present and future offerings would render our product obsolete or noncompetitive. This intense competition may have a material adverse effect on our results of operations and financial condition and prevent us from achieving profitable sales levels of our product.

OUR OFFICERS AND DIRECTORS ARE ENGAGED IN OTHER ACTIVITIES AND MAY NOT DEVOTE SUFFICIENT TIME TO OUR AFFAIRS, WHICH MAY AFFECT OUR ABILITY TO CONDUCT OPERATIONS AND GENERATE REVENUES.

The persons serving as our officers and directors have existing responsibilities and have additional responsibilities to provide management and services to other entities. Mr. Abotaleb, our President and director, is also the Commercial Manager for Medlevant Shipping Co. in Alexandria, Egypt. We expect Mr. Abotaleb to spend approximately 25-30 hours a week on the business of our company. Mr. Lewis, our Secretary Treasurer and a director is currently retired, but we expect Mr. Lewis to spend approximately 25 hours or more a week on the business of our company. As a result, demands for the time and attention from our directors and officers from our company and other entities may conflict from time to time. Because we rely primarily on our directors and officers to maintain our business contacts and to promote our product, their limited devotion of time and attention to our business may hurt the operation of our business.

OUR INDEPENDENT AUDITORS' REPORT STATES THAT THERE IS A SUBSTANTIAL DOUBT THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN.

Our independent auditors, Moore and Associates, Chartered, state in their audit report, dated February 11, 2009 and included with this prospectus, that since we are a development stage company, have no established source of revenue and are dependent on our ability to raise capital from shareholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern.

This qualification clearly highlights that we will, in all likelihood, continue to incur expenses without significant revenues into the foreseeable future until our product gains significant popularity. Our only source of funds to date has been the sale of our common stock. Because we cannot assure anyone at this stage that we will be able to generate enough interest in our product or that we will be able to generate any significant revenues or income, the identification of new sources equity financing is significantly more difficult, and if we are successful in closing on any new financing, existing investors will experience substantially more dilution. The ability to obtain debt financing is also severely impacted, and likely not even feasible, given that we do not have revenues or profits to pay interest or repay principal.

As a result, if we are unable to obtain additional financing at this stage in our operations, our business will fail and you may lose some or all of your investment in our common stock.

INVESTORS WILL HAVE LITTLE VOICE REGARDING THE MANAGEMENT OF FREIGHT MANAGEMENT DUE TO THE LARGE OWNERSHIP POSITION HELD BY OUR EXISTING MANAGEMENT AND THUS IT WOULD BE DIFFICULT FOR NEW INVESTORS TO MAKE CHANGES IN OUR OPERATIONS OR MANAGEMENT, AND THEREFORE, SHAREHOLDERS WOULD BE SUBJECT TO DECISIONS MADE BY MANAGEMENT AND THE MAJORITY SHAREHOLDERS, INCLUDING THE ELECTION OF DIRECTORS.

Officers and directors directly own 4,000,000 shares of the total of 5,060,000 issued and outstanding shares of Freight Management's common stock and are in a position to continue to control Freight Management. Of these 4,000,000 shares, Mr. Abotaleb, our President, owns 2,000,000 shares and Mr. Lewis, our Secretary Treasurer and CFO owns 2,000,000 shares. Collectively they own 79.05% of our total outstanding common shares. Such control may be risky to the investor because our company's operations are dependent on a very few people who could lack ability, or interest in pursuing our operations. In such event, our business may fail and you may lose your entire investment. Moreover, investors will not be able to effect a change in the company's board of directors, business or management.

FUTURE REGULATION OF THE INTERNET COULD RESTRICT OUR BUSINESS, PREVENT US FROM OFFERING SERVICE OR INCREASE OUR COST OF DOING BUSINESS.

At present there are few laws, regulations or rulings that specifically address access to or commerce on the Internet. We are unable to predict the impact, if any, that future legislation, legal decisions or regulations concerning the Internet may have on our business, financial condition, and results of operations. Regulation may be targeted towards, among other things, assessing access or settlement charges, imposing taxes related to internet communications, restricting content, imposing tariffs or regulations based on encryption concerns or the characteristics and quality of products and services, any of which could restrict our business or increase our cost of doing business. The increasing growth and popularity of the Internet and related services heighten the risk that governments or other legislative bodies will seek to regulate the service, which could have a material adverse effect on our business, financial condition and operating results.

RISKS ASSOCIATED WITH MERGING WITH OR ACQUIRING A NEW BUSINESS OPPORTUNITY

WE WILL REQUIRE ADDITIONAL FINANCING. INADEQUATE FINANCING MAY IMPAIR OUR ABILITY TO COMPETE IN THE MARKETPLACE WHICH MAY RESULT IN THE DISSOLUTION OF OUR COMPANY.

We require additional financing to complete a suitable merger or combination with a business opportunity. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

WE HAVE A LIMITED OPERATING HISTORY AND IF WE ARE NOT SUCCESSFUL IN CONTINUING TO GROW OUR BUSINESS, THEN WE MAY HAVE TO SCALE BACK OR EVEN CEASE OUR ONGOING BUSINESS OPERATIONS.

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to acquire or establish a new business opportunity. Some of these risks and uncertainties relate to our ability to identify, secure and complete an acquisition of a suitable business opportunity.

We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. In addition, our operating results are dependent to a large degree upon factors outside of our control. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business.

It is unlikely that we will generate any or significant revenues while we seek a suitable business opportunity. Our short and long-term prospects depend upon our ability to select and secure a suitable business opportunity. In order for us to make a profit, we will need to successfully acquire a new business opportunity in order to generate revenues in an amount sufficient to cover any and all future costs and expenses in connection with any such business opportunity. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS, PLACE OUR COMPANY AT A COMPETITIVE DISADVANTAGE IN IDENTIFYING POSSIBLE BUSINESS OPPORTUNITIES AND SUCCESSFULLY COMPLETING A BUSINESS COMBINATION.

We are, and will continue to be, an insignificant participant amongst numerous other companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations, which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. We will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

THE SUCCESS OF A POTENTIAL MERGER OR COMBINATION WILL DEPEND TO A GREAT EXTENT ON THE OPERATIONS, FINANCIAL CONDITION AND MANAGEMENT OF ANY IDENTIFIED BUSINESS OPPORTUNITY.

The success of a potential merger or combination will depend to a great extent on the operations, financial condition and management of any identified business opportunity. While management intends to seek business opportunities and/or business combinations with entities which have established operating histories, there is no assurance that we will successfully locate business opportunities meeting such criteria. In the event that we complete a business combination or otherwise acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

We have no arrangement, agreement, or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Although we have entered into preliminary negotiations with prospective business entities, we have not entered into any formal written agreements for a business combination or opportunity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. There is no assurance that we will be able to negotiate the acquisition of a business opportunity or a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

PROBABLE   CHANGE  IN  CONTROL  AND  MANAGEMENT  MAY  REDUCE  OR  ELIMINATE  THE
PARTICIPATION OF OUR PRESENT OFFICERS AND DIRECTORS IN THE FUTURE AFFAIRS OF OUR COMPANY.

A business combination or acquisition of a business opportunity involving the issuance of our common shares may result in new or incoming shareholders obtaining a controlling interest in our company. Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of the common shares in the capital of our company that they hold or resign as members of our Board of Directors. The resulting change in our control could result in removal of one or more of our present officers and directors, and a corresponding reduction in, or elimination of, their participation in the future affairs of our company.

REQUIREMENT   OF  AUDITED   FINANCIAL   STATEMENTS  MAY  DISQUALIFY  A  BUSINESS
OPPORTUNITY.

Management believes that any potential business opportunity or target company must provide audited financial statements for review and for the protection of all parties to the business acquisition or combination. One or more attractive business opportunities may forego a business combination with us rather than incur the expenses associated with preparing audited financial statements.

A FAILURE TO MANAGE GROWTH EFFECTIVELY COULD HAVE A MATERIALLY ADVERSE EFFECT ON OUR BUSINESS.

Our ability to achieve any growth upon the acquisition of a suitable business opportunity or business combination will be dependent upon a number of factors including, but not limited to, our ability to hire, train and assimilate management and other employees and the adequacy of our financial resources. In addition, there can be no assurance that we will be able to manage successfully any business opportunity or business combination. Failure to manage anticipated growth effectively and efficiently could have a materially adverse effect on our business.

RISKS ASSOCIATED WITH OUR COMMON STOCK

DIFFICULTY FOR FREIGHT MANAGEMENT STOCKHOLDERS TO RESELL THEIR STOCK DUE TO A LIMITED PUBLIC TRADING MARKET

There is a very limited public trading market for our common stock, and it is unlikely that an active public trading market can be established or sustained in the foreseeable future. Until there is an established trading market, holders of our common stock may find it difficult to sell their stock or to obtain accurate quotations for the price of the common stock. If a market for our common stock does develop, our stock price may be volatile.

BROKER-DEALERS MAY BE DISCOURAGED FROM EFFECTING TRANSACTIONS IN OUR SHARES BECAUSE THEY ARE CONSIDERED PENNY STOCKS AND ARE SUBJECT TO THE PENNY STOCK RULES.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 impose sales practice and disclosure requirements on FINRA broker-dealers who make a market in "penny stocks". A penny stock generally includes any non-Nasdaq equity security that has a market price of less than $5.00 per share. Purchases and sales of our shares will be generally facilitated by FINRA broker-dealers who act as market makers for our shares. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

WE ARE SUBJECT TO THE PERIODIC REPORTING REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, WHICH REQUIRES US TO INCUR AUDIT FEES AND LEGAL FEES IN CONNECTION WITH THE PREPARATION OF SUCH REPORTS. THESE ADDITIONAL COSTS NEGATIVELY AFFECT OUR ABILITY TO EARN A PROFIT.

In order to comply with these requirements, our independent registered auditors have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel has to review and assist in the preparation of such reports. The incurrence of these costs is an expense to our operations and they have a negative effect on our ability to meet our overhead requirements and earn a profit.

INVESTORS THAT NEED TO RELY ON DIVIDEND INCOME OR LIQUIDITY SHOULD NOT PURCHASE SHARES OF OUR COMMON STOCK.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Investors that need to rely on dividend income should not invest in our common stock, as any income would only come from any rise in the market price of our common stock, which is uncertain and unpredictable. Investors that require liquidity should also not invest in our common stock. There is no established trading market and should one develop, it will likely be volatile and subject to minimal trading volumes.

BECAUSE WE CAN ISSUE ADDITIONAL SHARES OF COMMON STOCK, PURCHASERS OF OUR COMMON STOCK MAY INCUR IMMEDIATE DILUTION AND MAY EXPERIENCE FURTHER DILUTION.

We are authorized to issue up to 75,000,000 shares of common stock. At present, there are 5,060,000 common shares issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of Freight Management in the future.

SINCE OUR OFFICERS AND DIRECTORS OWN A SIGNIFICANT PERCENTAGE OF OUR ISSUED AND OUTSTANDING COMMON STOCK, ANY FUTURE SALES OF THEIR SHARES MAY RESULT IN A DECREASE IN THE PRICE OF OUR COMMON STOCK AND THE VALUE OF OUR STOCKHOLDER'S INVESTMENT

Our officer and director owns 4,000,000 shares of the total of 5,060,000 issued and outstanding shares of our common stock. This represents 79.05% of our total outstanding common shares. These shares are currently restricted from trading and under Rule 144, and are only available for resale to the public if:

     * We are no longer a shell company as defined under section 12b-2 of the Exchange Act. A "shell company" is defined as a company with no or nominal operations, and with no or nominal assets or assets consisting solely of cash and cash equivalents.
     * We have filed all Exchange Act reports required for the past 12 months; and
     * If applicable, at least one year has elapsed from the time that we file current Form 10 information on Form 8-K changing our status from a shell company to an entity that is not a shell company.

At present we are considered to be a shell company under the Exchange Act. If we meet the requirements at any date subsequent to the date hereof in the future, our officers and directors would be entitled to sell within any three month period a number of shares that does not exceed the greater of: 1% of the number of shares of our common stock then outstanding which, in this case, will currently equate to approximately 50,600 shares; or the average weekly trading volume of Freight Management common stock during the four calendar weeks, preceding the filing of a notice on Form 144 with respect to the sale for sales exceeding 5,000 shares or an aggregate sale price in excess of $50,000. If fewer shares at lesser value are sold, no Form 144 is required.

The possibility of future sales of significant amounts of shares held by them could decrease the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market. In such case, the value of your investment in us will decrease.

OTHER RISKS

ALL OF OUR ASSETS AND OUR OFFICERS AND DIRECTORS ARE LOCATED IN EGYPT AND CANADA. THIS MAY CAUSE ANY ATTEMPTS TO ENFORCE LIABILITIES UNDER THE U.S. SECURITIES AND BANKRUPTCY LAWS TO BE VERY DIFFICULT.

Currently, all of our assets and our officers and directors are located in Egypt and Canada. Our planned for operations will also be conducted these countries as well as any additional assets that we acquire hereafter. Therefore, any investor that attempts to enforce against the company or against any of our officers and directors liabilities that accrue under U.S. securities laws or bankruptcy laws will face the difficulty of complying with local laws in Egypt and Canada, with regards to enforcement of foreign judgments. This could make it impracticable or uneconomic to enforce such liabilities.

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own any property, real or otherwise. We rent executive office facilities located at Suite 200, 8275 Eastern Avenue, Las Vegas, NV, 89123. This is a shared office facility, which offers office space and secretarial and administrative services for $150 monthly. We may cancel upon 30 days written notice. This location will serve as our primary executive offices for the foreseeable future. Mr. Abotaleb and Mr. Lewis also work from their residences in Egypt and Canada respectively at no charge to our company.

We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future, unless we merge with or acquire a new business operation.

We do not have any investments or interests in any real estate. Our company does not invest in real estate mortgages, nor does it invest in securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

In the United States, our common shares are traded on the National Association of Securities Dealers Inc. OTC Bulletin Board under the symbol "FGGT".

Of the 5,060,000 shares of common stock outstanding as of February 12, 2009, 4,000,000 shares were owned by our officers, directors and affiliates, and may only be resold in compliance with Rule 144 of the Securities Act of 1933 and are also subject to the volume and trading limitations of Rule 144 of the Act.

We have no outstanding options or warrants, or other securities convertible into common stock.

At February 12, 2009 there were 41 holders of record.

Routh Stock Transfer, Suite 200, 6860 N. Dallas Parkway, Plano, Texas, USA 75024 is the registrar and transfer agent for our common shares. Their phone number is
(972) 381-2782 and their fax number is (972) 381-2783.

RULES GOVERNING LOW-PRICE STOCKS THAT MAY AFFECT OUR SHAREHOLDERS' ABILITY TO RESELL SHARES OF OUR COMMON STOCK

Quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions. Our common stock is subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks generally are securities with a price of less than $5.00, other than securities registered on certain national exchanges or quoted on the Nasdaq system, provided that the exchange or system provides current price and volume information with respect to transaction in such securities. The additional sales practice and disclosure requirements imposed upon broker-dealers are may discourage broker-dealers from effecting transactions in our shares which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

The penny stock rules require broker-dealers, prior to a transaction in a penny stock not otherwise exempt from the rules, to make a special suitability determination for the purchaser to receive the purchaser's written consent to the transaction prior to sale, to deliver standardized risk disclosure documents prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

DIVIDENDS

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

We have sold securities within the past three years without registering the securities under the Securities Act of 1933 on two separate occasions.

On September 17, 2007 Mr. Ibrahim Abotaleb, our President and Director, purchased 2,000,000 shares of our common stock for $0.002 per share or an aggregate of $4,000. On September 17, 2007 Mr. Gerald Lewis, our Secretary Treasurer and Director, purchased 2,000,000 shares of our common stock for $0.002 per share or an aggregate of $4,000. No underwriters were used, and no commissions or other remuneration was paid except to Freight Management. The securities were sold in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933. Mr. Abotaleb and Mr. Lewis are not U.S. persons as that term is defined in Regulation S. No directed selling efforts were made in the United States by Freight Management, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing. We are subject to Category 3 of Rule 903 of Regulation S and accordingly we implemented the offering restrictions required by Category 3 of Rule 903 of Regulation S by including a legend on all offering materials and documents which stated that the shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to US persons unless the shares are registered under the Securities Act of 1933, or an exemption from the registration requirements of the Securities Act of 1933 is available. The offering materials and documents also contained a statement that hedging transactions involving the shares may not be conducted unless in compliance with the Securities Act of 1933. The shares continue to be subject to Rule 144 of the Securities Act of 1933.

On December 31, 2007 we accepted subscription agreements that sold 1,060,000 common shares to the following 39 subscribers at an offering price of $0.05 per share for gross offering proceeds of $53,000. This was an offshore transaction pursuant to Regulation S of the Securities Act. The offering price for the offshore transactions was established on an arbitrary basis. All of the following persons are not U.S. persons, as the term is defined under Regulation S and the sales of our common stock to the following person are made in offshore transactions as the term is defined under Regulation S. No direct selling efforts were made in the United States by Freight Management, any distributor, any of our respective affiliates, or any person acting on behalf of any of the foregoing. We are subject to Category 3 of Rule 903 of Regulation S and accordingly we implemented the offering restrictions required by Category 3 of Rule 903 of Regulation S by including a legend on all offering materials and documents which stated that the shares have not been registered under the SECURITIES ACT OF 1933 and may not be offered or sold in the United States or to U.S. persons unless the shares are registered under the SECURITIES ACT OF 1933, if an exemption from registration requirements of the SECURITIES ACT OF 1933 is available. The offering materials and documents also contained a statement that hedging transactions involving the shares may not be conducted unless in compliance with the SECURITIES ACT OF 1933. These 1,060,000 common shares were subsequently registered under our S-1A/2 Registration Statement made effective on March 6, 2008.

No underwriters were used, and no commissions or other remuneration was paid except to the company for any of the above noted.

SALE OF REGISTERED SECURITIES AND USE OF PROCEEDS

None.

DESCRIPTION OF SECURITIES

COMMON STOCK

We are authorized to issue 75,000,000 shares of common stock with a par value of $0.001. We are not authorized to issue shares of preferred stock. At February 12, 2009 there were 5,060,000 common shares outstanding. There are no warrants, options or convertible securities outstanding. Upon liquidation, dissolution or winding up of the corporation, the holders of common stock are entitled to share ratably in all net assets available for distribution to stockholders after payment to creditors. The common stock is not convertible or redeemable and has no preemptive, subscription or conversion rights. There are no conversion, redemption, sinking fund or similar provisions regarding the common stock. Each outstanding share of common stock is entitled to one vote on all matters submitted to a vote of stockholders. There are no cumulative voting rights.

Each stockholder is entitled to receive the dividends as may be declared by our board of directors out of funds legally available for dividends and, in the event of liquidation, to share pro rata in any distribution of our assets after payment of liabilities. Our board of directors is not obligated to declare a dividend. Any future dividends will be subject to the discretion of our board of directors and will depend upon, among other things, future earnings, the operating and financial condition of our company, its capital requirements, general business conditions and other pertinent factors. It is not anticipated that dividends will be paid in the foreseeable future.

There are no provisions in our articles of incorporation or our bylaws that would delay, defer or prevent a change in control of our company.

ITEM 7. MANAGEMENT'S PLAN OF OPERATION.

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-K.

Our immediate priority is to either secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect. This is critical to to ensure our survival and to preserve our shareholder's investment in our common shares. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our company will fail without further significant financing. We currently have a small working capital deficiency including what we owe to our director. Our director has indicated that he is willing to lend our company minimum funds to enable us meet our statutory corporate and reporting obligations for the next 12 months through unsecured, no interest loans.

We believe we require a minimum of $70,000 in additional financing to continue and commercially develop our existing business over the next 12 months, which would be expended as follows:

  General and administrative                                           $15,000
  Legal and accounting                                                  20,000
  Additional website development                                         8,000
  Website integration of software                                        3,000
  Marketing programs, shipping forums and search optimization           20,000
                                                                       -------
                                                                       $66,000
                                                                       =======

Concurrent with our search for additional financing for our existing business, we are also actively seeking business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. We anticipate that any new acquisition or business opportunities by our company will require additional financing and that we will close our existing business. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue this new plan. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

At this stage, we cannot quantify what additional financing we will require to complete a combination or merger with another business opportunity, or whether the opportunity's operations will be profitable.

RESULTS OF OPERATIONS

Our company posted losses of $57,140 for the year ended December 31, 2008 compared to $1,576 from inception to December 31, 2007. From inception to December 31, 2008 we have incurred losses of $58,716. The principal components of our losses for fiscal 2008 included general and administrative costs of $25,558, FRINFO software and database development of $30,250 and amortization of our website of $1,332. Our 2008 general & administrative expense totals include $16,100 for the preparation and filing of our registration statement.

LIQUIDITY AND CASH RESOURCES

At December 31, 2008 we had working capital of $3,047, not including $3,320 owed to our director, who has indicated that the amount is repayable within the next 12 months provided we have sufficient resources to do so. This compares to $56,355 at December 31, 2007. At December 31, 2008 we had $2,905 in cash.

Because no remaining cash and not generated any revenue from our business we need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses, or to fund the identification, evaluation and combination or merger with a suitable business opportunity.

Other than limited loans from our director to continue with our statutory requirements for the next 12 months, we do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans and our business will then likely fail.

PRODUCT RESEARCH AND DEVELOPMENT

Unless we acquire a new business, we do not anticipate that we will expend any significant monies on research and development over the twelve months ending December 31, 2009.

PURCHASE OF SIGNIFICANT EQUIPMENT

Unless we acquire a new business, we do not intend to purchase any significant equipment over the twelve months ending December 31, 2009.

EMPLOYEES

Currently our only employees are our directors and officers and will likely remain so until December 31, 2009 unless we acquire a new business.

GOING CONCERN

We have historically incurred losses. Because of these historical losses, we will require additional working capital to develop our business operations. We do not anticipate that we will derive any revenues from operations unless and until we obtain additional financing to continue with our business or we acquire a new business opportunity. There can be no assurance that we can do so or that, even if we are successful in doing so, we will be able to operate profitably.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended December 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through private placements, public offerings and/or bank financings necessary to support our working capital requirements. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

We intend to raise additional working capital as and when we need it through private placements, public offerings and/or bank financing. We have historically raised working capital through the sale of equity securities and small loans from our Director, but there can be no assurance that we will be able to continue to do so.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We believe our market risk exposures arise primarily from exposures to fluctuations in interest rates and exchange rates. We presently only transact business in US Dollars. We believe that the exchange rate risk surrounding the future transactions of the Company will not materially or adversely affect our future earnings, unless we aquire or merge with a business that is significantly dependent on foreign exchange transactions, floating interest rate debt or some other factor. We do not use derivative financial instruments to manage risks or for speculative or trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item begin on Page F-1 of this Form 10-K, and include:

     *    the report of independent accountants

     *    balance sheet as of December 31, 2008

     * statements of operations, cash flows and stockholders' equity from the incorporation date to December 31, 2008

     *    notes to the financial statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     * Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
     * Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
     * Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. This material weaknesses was identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated a plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. While we are actively seeking outside members, including candidates with accounting experience, we cannot provide any assurance that we will be successful. Given the size of our company, lack of revenues and current lack of financing to continue with our business, it is unlikely that anyone will agree to join our Board until general economic conditions and our own business prospects improve significantly.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

                                                                              Date First Elected
     Name                  Position Held with the Company          Age           or Appointed
     ----                  ------------------------------          ---           ------------
Ibrahim Abotaleb       President, CEO and Director                  34        September 17, 2007
Gerald Lewis           Secretary Treasurer, CFO and Director        60        September 17, 2007

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's business experience, principal occupation during the period, and the name and principal business of the organization by which he was employed.

MR. IBRAHIM ABOTALEB, PRESIDENT, CEO, MEMBER OF THE BOARD OF DIRECTORS

Mr. Ibrahim Abotaleb has been serving as our President and a member of our Board of Directors since September 17, 2007. The term of his office is for one year and is renewable on an annual basis.

From  September  2006 until the date  hereof,  Mr.  Abotaleb  is employed as the
Commercial and Marketing Manager for Medlevant Shipping Co. in Alexandria. Medlevant is the exclusive representative for Hapag-Lloyd AG in Egypt. Hapag-Lloyd is ranked as one of the 5 largest shipping lines in the world and specializes in containerized transport. He is responsible for new business development, customer relations and the annual sales budget, marketing plan and sales team performance for the sales & marketing department. He supervises 7 sales persons in Alexandria office, 3 sales persons in the Cairo office and 5 marketing officers.

From January 2006 to August 2006 he was employed as the Sales & Marketing Manager for the Arabian Gulf Marine Trading Co., which was the representative for Hatsu Marine Limited. Hatsu is a member of the Evergreen Group, which is the fourth largest container line in the world. He was responsible for business development, the sales and marketing budget and department personnel. He also acted as the division liaison with overseas offices for the coordination of shipping logistics. From July 2001 to December 2005 he was employed with the Arabian Gulf Marine Co. where he first served as the Marketing and Business Deputy manager and was promoted to Business Export Manager in January 2003. He was responsible for the export sales team, business development and overall the marketing plan for the department. He also was responsible for maintaining shipping route and links logistics for the company. From October 1998 to June 2001 he was employed with Finmar Shipping Co., an agency representative of the Yang Ming Line. He started as a Sales Executive and was promoted to Sales Supervisor in January 2000. He was responsible for direct sales activities, business development and pricing and route coordination. From July 1997 to September 1998 he was employed with Naggar Shipping Co. as a Customer Service and Indoor Sales Representative, where he booked and documented various shipments.

Mr. Abotaleb is also highly experienced with computer based shipping logistics programs, possesses extensive knowledge of middle eastern shipping alternatives and routes, USA/Canada business routes and Far East trade routes as well and competitor strengths and weaknesses in the markets in which he operates. He received a Master's degree in Shipping and International Transport from the Arab Academy of Science and Technology, in Alexandria, Egypt in 2004. He also received a Batchelor degree in Accounting from the University of Alexandria, Egypt in 1997.

He is currently devoting approximately 25 hours a week of his time to our company, and is planning to devote 30 hours per week if necessary during the next 12 months of operation.

He is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

MR. GERALD LEWIS, SECRETARY TREASURER, CFO, MEMBER OF THE BOARD OF DIRECTORS

Mr. Lewis has been serving as our Secretary, CFO and a member of our Board of Directors since September 17, 2007. The term of his office is for one year and is renewable on an annual basis.

Prior to his retirement in 2005, Mr. Lewis was self employed in the apartment rental business, which he started in 1979. He owned various buildings, and up to 135 rental suites, in Edmonton, Alberta Canada, which he managed and operated himself. He received a degree in mechanical engineering from the University of Alberta in 1972 and his P.Eng (professional engineering certification) in 1975.

Mr. Lewis is currently devoting approximately 25 hours a week of his time to Freight Management, and is planning to continue to do so during the next 12 months of operation.

He is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

COMMITTEES OF THE BOARD

We do not have an audit or compensation committee at this time.

AUDIT COMMITTEE FINANCIAL EXPERT

We currenly do not have an audit committee financial expert, or an independent audit committee expert on our Board of Directors.

FAMILY RELATIONSHIPS

There are no family relationships.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

CONFLICT OF INTEREST

None of our officers or directors are subject to a conflict of interest.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all
Section 16(a) reports they file.

To the best of our knowledge, our executive officers and directors filed their Form 3 and Form 4 reports on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by us to our officers from our date of incorporation on September 17, 2007 to December 31, 2008.

SUMMARY COMPENSATION TABLE

                                                                                              Change in
                                                                                               Pension
                                                                                               Value &
                                                                                Non-Equity   Nonqualified
                                                                                Incentive     Deferred       All
  Name and                                                                         Plan        Compen-      Other
 Principal                                                  Stock      Option    Compen-       sation       Compen-
  Position                   Year   Salary($)  Bonus($)   Awards($)   Awards($)  sation($)    Earnings($)  sation($)  Totals($)
------------                 ----   ---------  --------   ---------   ---------  ---------    -----------  ---------  ---------
Ibrahim Abotaleb             2008       0         0           0           0          0             0           0          0
President & CEO              2007       0         0           0           0          0             0           0          0

Gerald Lewis                 2008       0         0           0           0          0             0           0          0
Secretary, Treasurer, CFO    2007       0         0           0           0          0             0           0          0

Since our date of incorporation to the date hereof, our executive officers have not received and are not accruing any compensation. The officers anticipate that they will not receive, accrue, earn, be paid or awarded any compensation during the first year of operations. We have not entered into any employment agreement or consulting agreement with our directors and executive officers.

The following table sets forth information with respect to compensation paid by us to our directors from our date of incorporation on September 17, 2007 to December 31, 2008.

DIRECTOR COMPENSATION TABLE

                                                                     Change in
                                                                      Pension
                    Fees                                             Value and
                   Earned                           Non-Equity      Nonqualified     All
                     or                              Incentive        Deferred      Other
                   Paid in    Stock      Option        Plan         Compensation   Compen-
    Name           Cash($)   Awards($)  Awards($)  Compensation($)   Earnings($)   sation($)  Total($)
    ----           -------   ---------  ---------  ---------------   -----------   ---------  --------
Ibrahim Abotaleb      0          0          0             0               0            0         0

Gerald Lewis          0          0          0             0               0            0         0

All compensation received by the officers and directors has been disclosed.

OPTION/SAR GRANTS

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

LONG-TERM INCENTIVE PLAN AWARDS

We do not have any long-term incentive plans.

DIRECTORS COMPENSATION

We have no formal plan for compensating our directors for their services in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Since inception to the date hereof, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

The Executive Officers have not received any compensation since the date of incorporation of our Company, and we did not accrue any compensation. There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of February 12, 2009 with respect to any person (including any "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, and as to those shares of the Company's equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the "Commission") pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company's Common Stock. As of February 12, 2009, there were 5,060,000 shares of Common Stock outstanding.

The number of shares of Common Stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table also shows the number of shares beneficially owned as of February 12, 2009 by each of the individual directors and executive officers and by all directors and executive officers as a group.

                                                    Amount and
                                                    Nature of          Percent
Title of         Name and Address                   Beneficial           of
 Class          of Beneficial Owner                Ownership (1)      Class (2)
 -----          -------------------                -------------      ---------
Common      Ibrahim Abotaleb                        2,000,000           39.53%
            24 El Gammal St, Cleopatra Hammat
            Alexandria, 21311, Egypt

Common      Gerald Lewis                            2,000,000           39.53%
            104, 10115 - 108 Ave.
            Edmonton, Alberta, Canada T5H 1A7

Common      Directors and officers as               4,000,000           79.06%
             a group of two (1)

----------
1.   Represents beneficial ownership
2. Based on the total of 5,060,000 outstanding common shares as of the date hereof

Percent of Ownership is calculated in accordance with the Securities and Exchange Commission's Rule 13(d) - 13(d)(1)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than the stock transactions disclosed below, we have not entered into any transactions in which any of our directors, executive officers, or affiliates of our Company, including any member of an immediate family, had or is to have a direct or indirect material interest.

On September 17, 2007 Mr. Ibrahim Abotaleb and Mr. Gerald Lewis each purchased 2,000,000 shares of our common stock for $0.002 per share, or $4,000.00 each, for an aggregate of $8,000.00.

The shares continue to be subject to Rule 144 of the Securities Act of 1933.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES.

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2008 and 2007, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during that fiscal year were $6,050 and $1,000 respectively.

AUDIT RELATED FEES.

We incurred nil fees to auditors for audit related fees during the fiscal year ended December 31, 2008 and 2007.

TAX FEES.

We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended December 31, 2008 and 2007.

ALL OTHER FEES.

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees" for the fiscal year ended December 31, 2008 and 2007.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

ITEM 15. EXHIBITS.

EXHIBIT INDEX

    3.1        Articles of Incorporation*
    3.2        By-laws*
   31.1        Section 302 Certification - Chief Executive Officer
   31.2        Section 302 Certification - Chief Financial Officer
   32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.
   32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.

----------
* Incorporated by reference to our SB2 Registration Statement filed on January 29, 2008, SEC File Number 333-148920.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of February 2009.

                                         FREIGHT MANAGEMENT CORP.


Date: February 12, 2009                  By: /s/ Ibrahim Abotaleb
                                            ------------------------------------
                                         Name:  Ibrahim Abotaleb
                                         Title: President, CEO, and Director
                                                (Principal Executive Officer)


Date: February 12, 2009                  By: /s/ Gerald Lewis
                                            ------------------------------------
                                         Name:  Gerald Lewis
                                         Title: Secretary Treasurer and Director
                                                (Principal Accounting and
                                                Financial Officer)

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Freight Management Corporation
(A Development Stage Company)

We have audited the accompanying balance sheets of Freight Management Corporation (A Development Stage Company) as of December 31, 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2008 and the period from inception on September 17, 2007 through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freight Management Corporation (A Development Stage Company) as of December 31, 2008, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2008 and the period from inception on September 17, 2007 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $58,716, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
-------------------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
February 11, 2009



 6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                           December 31,       December 31,
                                                              2008               2007
                                                            --------           --------
ASSETS

Current assets
  Cash and bank accounts                                    $  2,905           $ 60,208
  Deposit                                                        150                150
                                                            --------           --------

      Total current assets                                     3,055             60,358

Website, net of accumulated amortization (Note 7)              2,557              3,889
                                                            --------           --------

Total assets                                                $  5,612           $ 64,247
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities                  $      8           $  4,003
  Due to director (Note 5)                                     3,320                820
                                                            --------           --------

Total current liabilities                                      3,328              4,823
                                                            --------           --------
Stockholders' equity (Note 4,5)
  Authorized:
    75,000,000 common shares
    Par value $0.001
  Issued and outstanding:
    5,060,000 common shares                                    5,060              5,060
  Additional paid-in capital                                  55,940             55,940
  Deficit accumulated during the development stage           (58,716)            (1,576)
                                                            --------           --------

Total stockholders' equity                                     2,284             59,424
                                                            --------           --------

Total liabilities and stockholders' equity                  $  5,612           $ 64,247
                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                               Date of                  Date of
                                                           Incorporation on         Incorporation on
                                      Year Ended         September 17, 2007 to    September 17, 2007 to
                                      December 31,           December 31,             December 31,
                                         2008                   2007                     2008
                                      ----------             ----------               ----------
REVENUE                               $       --             $       --               $       --
                                      ----------             ----------               ----------
OPERATING EXPENSES
  Amortization                             1,332                    111                    1,443
  Database development costs              30,250                     --                   30,250
  General & administrative                25,558                    645                   26,203
  Organization                                --                    820                      820
                                      ----------             ----------               ----------

Loss before income taxes                 (57,140)                (1,576)                 (58,716)

Provision for income taxes                    --                     --                       --
                                      ----------             ----------               ----------

Net loss                              $  (57,140)            $   (1,576)              $  (58,716)
                                      ==========             ==========               ==========

Basic and diluted loss per
 Common share                         $    (0.01)            $       --
                                      ==========             ==========

Weighted average number of common
 shares outstanding (Note 4)           5,060,000              4,010,095
                                      ==========             ==========


   The accompanying notes are an integral part of these financial statements.

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                               Deficit
                                                                             Accumulated
                                         Common Stock         Additional      During the         Total
                                      ------------------       Paid in       Development     Stockholders'
                                      Shares       Amount      Capital          Stage           Equity
                                      ------       ------      -------          -----           ------
Inception, September 17, 2007              --     $    --      $    --        $     --         $     --

Initial capitalization, sale of
common stock to Directors on
September 17, 2007                  4,000,000       4,000        4,000                            8,000

Private placement closed
December 31, 2007                   1,060,000       1,060       51,940                           53,000

Net loss for the period                    --          --           --          (1,576)          (1,576)
                                    ---------     -------      -------        --------         --------
Balance December 31, 2007           5,060,000       5,060       55,940          (1,576)          59,424

Net loss for the year                      --          --           --         (57,140)         (57,140)
                                    ---------     -------      -------        --------         --------

Balance December 31, 2008           5,060,000     $ 5,060      $55,940        $(58,716)        $  2,284
                                    =========     =======      =======        ========         ========


   The accompanying notes are an integral part of these financial statements.

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                              Date of                  Date of
                                                                          Incorporation on         Incorporation on
                                                        Year Ended      September 17, 2007 to    September 17, 2007 to
                                                        December 31,        December 31,             December 31,
                                                           2008                2007                     2008
                                                         --------            --------                 --------
OPERATING ACTIVITIES
  Net loss for the period                                $(57,140)           $ (1,576)                $(58,716)
  Adjustments To Reconcile Net Loss To Net
   Cash Used In Operating Activities
     Amortization expense                                   1,332                 111                    1,443
  Changes in operating assets and liabilities:
     Deposit                                                   --                (150)                    (150)
     Accounts payable and accrued liabilities              (3,995)              4,003                        8
     Due to director                                        2,500                 820                    3,320
                                                         --------            --------                 --------

Net cash (used in) provided by operating activities       (57,303)              3,208                  (54,095)
                                                         --------            --------                 --------
INVESTING ACTIVITIES
  Website                                                      --              (4,000)                  (4,000)
                                                         --------            --------                 --------

Net cash used in investing activities                          --              (4,000)                  (4,000)
                                                         --------            --------                 --------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                       --              61,000                   61,000
                                                         --------            --------                 --------

Net cash provided by financing activities                      --              61,000                   61,000
                                                         --------            --------                 --------

(Decrease) Increase in cash during the period             (57,303)             60,208                    2,905

Cash, beginning of the period                              60,208                  --                       --
                                                         --------            --------                 --------

Cash, end of the period                                  $  2,905            $ 60,208                 $  2,905
                                                         ========            ========                 ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                             $     --            $     --                 $     --
  Cash paid for interest                                 $     --            $     --                 $     --


   The accompanying notes are an integral part of these financial statements.

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2008


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

                                December 31, 2008


NOTE 2. (continued)

DIVIDENDS

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

CASH AND BANK ACCOUNTS

The Company's bank account is not FDIC insured.

FOREIGN CURRENCY TRANSLATION

The Company has adopted the US dollar as its functional and reporting currency because all of its transactions are denominated in US currency

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

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2008


NOTE  2. (continued)

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from inception to December 31, 2008 of $58,716. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through the next fiscal year ending December 31, 2009.

The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital and then attaining profitable operations. In response to these problems, management has planned the following actions:

     * The Company has cleared a Registration Statement with the SEC and obtained a trading symbol to trade its common shares on the OTCBB.

     * Management intends to raise additional funds through public or private placement offerings.

     * Management is currently completing development of its proposed internet/web based product to generate sales. There can be no assurances, however, that management's expectations of future sales will be realized.

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2008


NOTE 3. (continued)

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

The amount due to a director of $3,320 has no repayment terms, is unsecured without interest and is for reimbursement of company incorporation and general operating expenses. The company plans to pay the amount within the next 12 months, if it has sufficient cash to do so.

On September 17, 2007 (inception), the Company issued 4,000,000 shares of its common stock to its Directors for cash of $8,000. See Note 4.

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2008


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

As of December 31, 2008, the Company has a net operating loss carry forward of approximately $58,716, of which $1,576 will expire by December 31, 2027 and the balance of $57,140 by December 31, 2028.

The Company has not filed its federal tax returns since inception.

NOTE 7. WEBSITE

                                             Accumulated            Net book
                             Cost            amortization             value
                             ----            ------------             -----

     Website costs          $4,000             $1,443                $2,557

Website costs are amortized on a straight line basis over 3 years, its estimated useful life.

NOTE 8. OPERATING LEASES AND OTHER COMMITMENTS:

The  Company   currently  has  no  operating  lease  commitments  or  any  other commitments.

NOTE 9. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our financial position and results of operations if adopted.

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2008


NOTE 9. (continued)

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 currently has no effect on the Company's financial position, statements of operations, or cash flows.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 currently has no effect on the Company's financial position, statements of operations, or cash flows.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161, currently has no effect on the Company's financial position, statements of operations, or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular,

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2008


NOTE 9.  (continued)

the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the Staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The Staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the Staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. This does not currently have an impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 currently has no effect on the Company's financial position, statements of operations, or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2008


NOTE 9.  (continued)

applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 currently has no effect on the Company's financial position, statements of operations, or cash flows.