Form 10-Q
period 2009-03-31
FREIGHT MANAGEMENT CORP
filed 2009-05-04
CIK 1425205

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                      For the quarter ended March 31, 2009

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from _____________ to ______________

                        Commission File Number: 000-53127


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

Number of shares outstanding of the registrant's class of common stock as of April 30, 2009: 5,060,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the three months ended March 31, 2009.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------

     Balance Sheets...............................................        3

     Statements of Operations.....................................        4

     Statements of Stockholders' Deficit..........................        5

     Statements of Cash Flows.....................................        6

     Notes to the Financial Statements............................        7

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                            March 31,         December 31,
                                                              2009               2008
                                                            --------           --------
                                                           (unaudited)
ASSETS

Current assets
  Cash and bank accounts                                    $  1,568           $  2,905
  Deposit                                                        150                150
                                                            --------           --------

      Total current assets                                     1,718              3,055

Website, net of accumulated amortization (Note 7)              2,224              2,557
                                                            --------           --------

      Total assets                                          $  3,942           $  5,612
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued liabilities                  $  3,050           $      8
  Due to director (Note 5)                                     5,220              3,320
                                                            --------           --------

      Total current liabilities                                8,270              3,328
                                                            --------           --------
Stockholders' equity (Note 4,5)
  Authorized:
    75,000,000 common shares
    Par value $0.001
  Issued and outstanding:
    5,060,000 common shares                                    5,060              5,060
  Additional paid-in capital                                  55,940             55,940
  Deficit accumulated during the development stage           (65,328)           (58,716)
                                                            --------           --------

      Total stockholders' deficit                             (4,328)             2,284
                                                            --------           --------

      Total liabilities and stockholders' deficit           $  3,942           $  5,612
                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                        Date of
                                              3 Months             3 Months         Incorporation on
                                               Ended                Ended         September 17, 2007 to
                                              March 31,            March 31,            March 31,
                                                2009                 2008                 2009
                                             ----------           ----------           ----------
REVENUE                                      $       --           $       --           $       --
                                             ----------           ----------           ----------
OPERATING EXPENSES
  Amortization                                      333                  333                1,776
  Database development costs                         --                7,550               30,250
  General & administrative                        6,279               17,413               32,482
  Organization                                       --                   --                  820
                                             ----------           ----------           ----------
Loss before income taxes                         (6,612)             (25,296)             (65,328)

Provision for income taxes                           --                   --                   --
                                             ----------           ----------           ----------

Net loss                                     $   (6,612)          $  (25,296)          $  (65,328)
                                             ==========           ==========           ==========
Basic and diluted loss per
common share (1)                             $       --           $       --
                                             ==========           ==========
Weighted average number of common shares
 outstanding (Note 4)                         5,060,000            5,060,000
                                             ==========           ==========

----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (unaudited)

                                                                               Deficit
                                                                             Accumulated
                                         Common Stock         Additional      During the         Total
                                      ------------------       Paid in       Development     Stockholders'
                                      Shares       Amount      Capital          Stage           Equity
                                      ------       ------      -------          -----           ------
Inception, September 17, 2007              --     $    --      $    --        $     --         $     --

Initial capitalization, sale of
common stock to Directors on
September 17, 2007                  4,000,000       4,000        4,000                            8,000

Private placement closed
December 31, 2007                   1,060,000       1,060       51,940                           53,000

Net loss for the period                    --          --           --          (1,576)          (1,576)
                                    ---------     -------      -------        --------         --------
Balance December 31, 2007           5,060,000       5,060       55,940          (1,576)          59,424

Net loss for the year                      --          --           --         (57,140)         (57,140)
                                    ---------     -------      -------        --------         --------

Balance December 31, 2008           5,060,000     $ 5,060      $55,940        $(58,716)        $  2,284

Net loss for the period                    --          --           --          (6,612)          (6,612)
                                    ---------     -------      -------        --------         --------

Balance March 31, 2009              5,060,000     $ 5,060      $55,940        $(65,328)        $ (4,328)
                                    =========     =======      =======        ========         ========


   The accompanying notes are an integral part of these financial statements.

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                              Date of
                                                        3 Months           3 Months       Incorporation on
                                                         Ended              Ended       September 17, 2007 to
                                                        March 31,          March 31,          March 31,
                                                          2009               2008               2009
                                                        --------           --------           --------
OPERATING ACTIVITIES
  Net loss for the period                               $ (6,612)          $(25,296)          $(65,328)
  Adjustments To Reconcile Net Loss To Net
   Cash Used In Operating Activities
     Amortization expense                                    333                333              1,776
  Changes in operating assets and liabilities:
     Deposit                                                  --                 --               (150)
     Accounts payable and accrued liabilities              3,042             (2,995)             3,050
     Due to director                                       1,900                 --              5,220
                                                        --------           --------           --------

Net cash used in operating activities                     (1,337)           (27,958)           (55,432)
                                                        --------           --------           --------
INVESTING ACTIVITIES
  Website                                                     --                 --             (4,000)
                                                        --------           --------           --------

Net cash used in investing activities                         --                 --             (4,000)
                                                        --------           --------           --------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                      --                 --             61,000
                                                        --------           --------           --------

Net cash provided by financing activities                     --                 --             61,000
                                                        --------           --------           --------

(Decrease) increase in cash during the period             (1,337)           (27,958)             1,568

Cash, beginning of the period                              2,905             60,208                 --
                                                        --------           --------           --------

Cash, end of the period                                 $  1,568           $ 32,250           $  1,568
                                                        ========           ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                            $     --           $     --           $     --
  Cash paid for interest                                $     --           $     --           $     --


   The accompanying notes are an integral part of these financial statements.

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2009
                                   (unaudited)


NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on September 17, 2007. The Company has limited operations and in accordance with SFAS #7, is considered a development stage company, and has had no revenues from operations to date.

Initial operations have included organization, capital formation, target market identification, new product development and marketing plans. Management is attempting to obtain additional financing to complete development and then market an integrated website for planning and analyzing shipping logistics to prospective clients. See Note 5.

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

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2009
                                   (unaudited)


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

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2009
                                   (unaudited)


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from inception to March 31, 2009 of $65,328. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through the next fiscal year ending December 31, 2009.

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

     * Management intends to raise additional funds through public or private placement O offerings.

     * Management is currently completing development of its proposed internet/web based product to generate sales. There can be no assurances, however, that management's expectations of future sales will be realized.

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2009
                                   (unaudited)


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

The amount due to a director of $5,220 has no repayment terms, is unsecured without interest and is for reimbursement of company incorporation and general operating expenses. The company plans to pay the amount within the next 12 months, if it has sufficient cash to do so.

On September 17, 2007 (inception), the Company issued 4,000,000 shares of its common stock to its Directors for cash of $8,000. See Note 4.

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2009
                                   (unaudited)


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

NOTE 7.  WEBSITE

                                               Accumulated        Net book
                                 Cost          amortization         value
                                 ----          ------------         -----
     Website costs              $4,000           $1,776            $2,224
                                ======           ======            ======

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

Subsequent to our incorporation, we have focused our operations on the development of an internet based, intelligent online system for business owners, freight forwarders, junior employees in the shipping/freight industry and business people in the export/import industry who require assistance with their freight and shipping related queries. We have named the system "FRINFO, or Freight Information". The system was planned to utilize a comprehensive database to provide prospective customers with customized, specific professional advice and solutions to their related shipping queries and issues. When completed and tested, FRINFO would successfully enable the generation of online real time solutions and advice to questions submitted by the customers, and guide them to the most optimum logistics solutions, which would potentially include lower freight rates, best trade routes and the most ideal transportation means/mode. When completed, it will also include tabular sections for frequently asked questions (FAQ's) and their related answers, as well as industry related terms, abbreviations, and widely used terminology. On completion, we are planning that the software will ultimately be made available online to potential customers on our website at: www.freightmanagementcorp.com

We currently have no revenues or customers for our services. At this stage in our development, there can be no assurance that we will be successful in generating revenues from our subscription based online system or that prospective customers seeking shipping advise will be receptive to using our service.

As of the date hereof, we have not been successful in raising the additional funding necessary to continue with our business plan. Historically, we have been able to raise a limited amount of capital through private placements of our common stock, but we are uncertain about our continued ability to raise funds privately. The recent credit crisis has only made our situation more difficult, because investors who were historically receptive to startup situations have become almost nonexistent in this current environment. Without further loans from our directors, we only have sufficient funds to continue with our business in a maintenance mode for the next 1-2 months. We believe that a commercial version of FRINFO requires an additional $30-35,000 in cash for additional development costs and at least 3-6 months to complete development. As of the date hereof, we still need to complete development of a second tier intelligence discipline for FRINFO to ensure that client driven queries are answered correctly. We also need to design and build database enhancement tools, and software for predictive modeling and statistical analysis of queries prior to actual release.

As a result of this difficult environment and our lack of cash to continue with our business, our directors have been analyzing the various alternatives
available   to  our  company  to  ensure  our   survival  and  to  preserve  our
shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions which would likely involve a change of business. Our preference is to raise additional, suitable financing to continue with business, but at this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further significant financing.

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

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-Q; and our 10K for December 31, 2008, filed on edgar on February 17, 2009.

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

We believe we require a minimum of $70,000 in additional financing to continue and commercially develop our existing business over the next 12 months, including $30-35,000 of development costs to complete our proposed product.

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

RESULTS OF OPERATIONS

Our company posted losses of $6,612 for the 3 months ended March 31, 2009 compared to $25,296 for the comparable period. From inception to March 31, 2009 we have incurred losses of $65,328. The principal components of our losses for the 3 months ended March 31, 2009 included general and administrative costs of $6,279 and amortization of our website of $333. During the comparable period in 2008, we incurred $7,550 for FRINFO software development costs, $17,413 for general & administrative expense and $333 for website amortization.

LIQUIDITY AND CASH RESOURCES

At March 31, 2009 we had a working capital deficiency of $1,332. This does not include $5,220 owed to our director, who has indicated that the amount is repayable within the next 12 months only if there is sufficient cash to do so. On the same basis, this compares to working capital of $3,047 at December 31, 2008. At March 31, 2009 we had $1,568 in cash.

Because we have little remaining cash and have not generated any revenue from our business, we need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses, or to fund the identification, evaluation and combination or merger with a suitable business opportunity.

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

As of March 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. This material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2009.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This quarterly report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this quarterly report.

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

----------
* Incorporated by reference to our S-1 A/2 and SB-2 Registration Statement, File Number 333-148920

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of April, 2009.

                               FREIGHT MANAGEMENT CORP.


Date: April 30, 2009           By: /s/ Ibrahim Abotaleb
                                  ----------------------------------------------
                               Name:  Ibrahim Abotaleb
                               Title: President/CEO, Principal Executive Officer


Date: April 30, 2009           By: /s/ Gerald Lewis
                                  ----------------------------------------------
                               Name:  Gerald Lewis
                               Title: Secretary Treasurer, Principal Financial
                                      and Accounting Officer