Form 10-Q
period 2009-06-30
FREIGHT MANAGEMENT CORP
filed 2009-07-27
CIK 1425205

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For the quarter ended June 30, 2009

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

Number of shares outstanding of the registrant's class of common stock as of July 23, 2009: 5,060,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the six months ended June 30, 2009.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------

     Balance Sheets.................................................       3

     Statements of Operations.......................................       4

     Statements of Stockholders' Deficit............................       5

     Statements of Cash Flows.......................................       6

     Notes to the Financial Statements..............................       7

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                            June 30,          December 31,
                                                              2009               2008
                                                            --------           --------
                                                           (unaudited)
ASSETS

Current assets
  Cash and bank accounts                                    $  1,154           $  2,905
  Prepaid expense and deposit                                    302                150
                                                            --------           --------

      Total current assets                                     1,456              3,055

Website, net of accumulated amortization (Note 7)              1,891              2,557
                                                            --------           --------

Total assets                                                $  3,347           $  5,612
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued liabilities                  $  3,800           $      8
  Due to director (Note 5)                                     7,220              3,320
                                                            --------           --------

      Total current liabilities                               11,020              3,328
                                                            --------           --------
Stockholders' deficit (Note 4,5)
  Authorized:
    75,000,000 common shares
    Par value $0.001
  Issued and outstanding:
    5,060,000 common shares                                    5,060              5,060
  Additional paid-in capital                                  55,940             55,940
  Deficit accumulated during the development stage           (68,673)           (58,716)
                                                            --------           --------

      Total stockholders' deficit                             (7,673)             2,284
                                                            --------           --------

Total liabilities and stockholders' deficit                 $  3,347           $  5,612
                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                            Date of
                                                                                                        Incorporation on
                               3 Months Ended    3 Months Ended    6 Months Ended    6 Months Ended   September 17, 2007 to
                                  June 30,          June 30,          June 30,          June 30,           June 30,
                                    2009              2008              2009              2008               2009
                                 ----------        ----------        ----------        ----------         ----------
REVENUE                          $       --        $       --        $       --        $       --         $       --
                                 ----------        ----------        ----------        ----------         ----------
OPERATING EXPENSES
  Amortization                          333               333               666               666              2,109
  Database development costs             --            11,000                --            18,550             30,250
  General & administrative            3,012             3,702             9,291            21,115             35,494
  Organization                           --                --                --                --                820
                                 ----------        ----------        ----------        ----------         ----------
Loss before income taxes             (3,345)          (15,035)           (9,957)          (40,331)           (68,673)

Provision for income taxes               --                --                --                --                 --
                                 ----------        ----------        ----------        ----------         ----------

Net loss                         $   (3,345)       $  (15,035)       $   (9,957)       $  (40,331)        $  (68,673)
                                 ==========        ==========        ==========        ==========         ==========

Basic and diluted loss per
 common share (1)                $       --        $       --        $       --        $       --
                                 ==========        ==========        ==========        ==========
Weighted average number
 of common shares
 outstanding (Note 4)             5,060,000         5,060,000         5,060,000         5,060,000
                                 ==========        ==========        ==========        ==========

----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (unaudited)

                                                                               Deficit
                                                                             Accumulated
                                         Common Stock         Additional      During the         Total
                                      ------------------       Paid in       Development     Stockholders'
                                      Shares       Amount      Capital          Stage           Equity
                                      ------       ------      -------          -----           ------
Inception, September 17, 2007              --     $    --      $    --        $     --         $     --

Initial capitalization, sale of
common stock to Directors on
September 17, 2007                  4,000,000       4,000        4,000                            8,000

Private placement closed
December 31, 2007                   1,060,000       1,060       51,940                           53,000

Net loss for the period                    --          --           --          (1,576)          (1,576)
                                    ---------     -------      -------        --------         --------
Balance December 31, 2007           5,060,000       5,060       55,940          (1,576)          59,424

Net loss for the year                      --          --           --         (57,140)         (57,140)
                                    ---------     -------      -------        --------         --------

Balance December 31, 2008           5,060,000       5,060       55,940         (58,716)           2,284

Net loss for the period                    --          --           --          (9,957)          (9,957)
                                    ---------     -------      -------        --------         --------

Balance June 30, 2009               5,060,000     $ 5,060      $55,940        $(68,673)        $ (7,673)
                                    =========     =======      =======        ========         ========


   The accompanying notes are an integral part of these financial statements.

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                    Date of
                                                                                                Incorporation on
                                                          6 Months Ended     6 Months Ended   September 17, 2007 to
                                                             June 30,           June 30,           June 30,
                                                               2009               2008               2009
                                                             --------           --------           --------
OPERATING ACTIVITIES
  Net loss for the period                                    $ (9,957)          $(40,331)          $(68,673)
  Adjustments to Reconcile Net Loss to Net
   Cash Used in Operating Activities
     Amortization expense                                         666                666              2,109
  Changes in operating assets and liabilities:
     Prepaid expense and deposit                                 (152)                --               (302)
     Accounts payable and accrued liabilities                   3,792             (2,803)             3,800
     Due to director                                            3,900                 --              7,220
                                                             --------           --------           --------

Net cash used in operating activities                          (1,751)           (42,468)           (55,846)
                                                             --------           --------           --------
INVESTING ACTIVITIES
  Website                                                          --                 --             (4,000)
                                                             --------           --------           --------

Net cash used in investing activities                              --                 --             (4,000)
                                                             --------           --------           --------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                           --                 --             61,000
                                                             --------           --------           --------

Net cash provided by financing activities                          --                 --             61,000
                                                             --------           --------           --------

(Decrease) increase in cash during the period                  (1,751)           (42,468)             1,154

Cash, beginning of the period                                   2,905             60,208                 --
                                                             --------           --------           --------

Cash, end of the period                                      $  1,154           $ 17,740           $  1,154
                                                             ========           ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                 $     --           $     --           $     --
  Cash paid for interest                                     $     --           $     --           $     --


   The accompanying notes are an integral part of these financial statements.

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2009
                                   (unaudited)


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

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2009
                                   (unaudited)


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

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2009
                                   (unaudited)


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from inception to June 30, 2009 of $68,673. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through the next fiscal year ending December 31, 2009.

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

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2009
                                   (unaudited)


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

The amount due to a director of $7,220 has no repayment terms, is unsecured without interest and is for reimbursement of company incorporation and general operating expenses. The company plans to pay the amount within the next 12 months, if it has sufficient cash to do so.

On September 17, 2007 (inception), the Company issued 4,000,000 shares of its common stock to its Directors for cash of $8,000. See Note 4.

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2009
                                   (unaudited)


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

NOTE 7.  WEBSITE

                                        Accumulated
                            Cost        amortization        Net book value
                            ----        ------------        --------------

     Website costs         $4,000         $2,109                $1,891
                           ======         ======                ======

Website costs are amortized on a straight line basis over 3 years, its estimated useful life.

NOTE 8. OPERATING LEASES AND OTHER COMMITMENTS

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

RESULTS OF OPERATIONS

Our company posted losses of $9,957 for the 6 months ended June 30, 2009 compared to $40,331 for the comparable period. From inception to June 30, 2009 we have incurred losses of $68,673. The principal components of our losses for the 6 months ended June 30, 2009 included general and administrative costs of $9,291 and amortization of our website of $666. During the comparable period in 2008, we incurred $18,550 for FRINFO software development costs, $21,115 for general & administrative expense and $666 for website amortization.

LIQUIDITY AND CASH RESOURCES

At June 30, 2009 we had a working capital deficiency of $2,344. This does not include $7,220 owed to our director, who has indicated that the amount is repayable within the next 12 months only if there is sufficient cash to do so. On the same basis, this compares to working capital of $3,047 at December 31, 2008. At June 30, 2009 we had $1,154 in cash.

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

As of June 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. This material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2009.

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

----------
* Incorporated by reference to our S-1 A/2 and SB-2 Registration Statement, File Number 333-148920

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of July, 2009.

                               FREIGHT MANAGEMENT CORP.


Date: July 23, 2009            By: /s/ Ibrahim Abotaleb
                                  ----------------------------------------------
                               Name:  Ibrahim Abotaleb
                               Title: President/CEO, Principal Executive Officer


Date: July 23, 2009            By: /s/ Gerald Lewis
                                  ----------------------------------------------
                               Name:  Gerald Lewis
                               Title: Secretary Treasurer, Principal Financial
                                      and Accounting Officer