Form 10-K/A
period 2008-12-31
FREIGHT MANAGEMENT CORP
filed 2009-08-24
CIK 1425205

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
Item 1.  Description of Business and Risk Factors                             3
Item 2.  Properties                                                          13
Item 3.  Legal Proceedings                                                   13
Item 4.  Submission of Matters to a Vote of Security Holders                 13

PART II
Item 5.  Market For Registrant's Common Equity and Related Stockholder
         Matters                                                             13
Item 7.  Plan of Operation                                                   15
Item 8.  Financial Statements and Supplementary Data                         17
Item 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure                                            17
Item 9A. Controls and Procedures                                             17
Item 9B. Other Information                                                   19

PART III
Item 10. Directors, Executive Officers, Promoters and Control Persons        19
Item 11. Executive Compensation                                              22
Item 12. Security Ownership of Certain Beneficial Owners and Management      23
Item 13. Certain Relationships, Related Transactions and Director
         Independence                                                        24
Item 14. Principal Accountant Fees and Services                              24
Item 15. Exhibits and 8-K Filings                                            25

                                EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K amends Freight Management Corp.'s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on February 17, 2009 ("Original Filing"). We are filing this Amendment in response to a comment letter received from the Securities and Exchange Commission dated August 4, 2009. We have made revisions to:

     * Item 9A. Controls and Procedures - amended to include managements' assessment of Disclosure Controls and Procedures
     * Our 2008 external audit report, which inadvertently omitted "as of and for the period ended December 31, 2007" for the scope of the audit. A revised report dated August 20, 2009 has been reissued by Seale and Beers, CPA's, due to the retirement of our previous external auditor. This event was reported previously under an 8-K filed on August 6, 2009.
     * Note 2. "Website Costs" has been revised to discuss the treatment of our website costs in accordance with Financial Accounting Standards Board Emerging Issues Task Force ("EITF") 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites.
     * Exhibit 31.1 and 31.2 certifications have been amended to address internal control over financial reporting as disclosed in 4 (b).

Except as described above, no other changes have been made to the Original 10-K. The Original 10-K continues to speak as of the date of the Original Filing, and Freight Management Corp. has not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing of the Original 10-K, or to modify the disclosure contained in the Original 10-K other than to reflect the changes described above.

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

OUR INDEPENDENT AUDITORS' REPORT STATES THAT THERE IS A SUBSTANTIAL DOUBT THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN.

Our independent auditors, Seale and Beers, CPAs state in their audit report, dated August 20, 2009, that since we are a development stage company, have no established source of revenue and are dependent on our ability to raise capital from shareholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern.

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

     *    balance sheet as of December 31, 2008

     * statements of operations, cash flows and stockholders' equity from the incorporation date to December 31, 2008

     *    notes to the financial statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We are required to maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. As of December 31, 2008 we conducted an evaluation, under the supervision, and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as described below under "Material Weaknesses".

Management does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, ourCEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

IDENTIFIED WEAKNESSES

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. This material weakness was identified by our management in connection with the review of our financial statements as of December 31, 2008.

Management also believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this annual report.

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

----------
* Incorporated by reference to our SB2 Registration Statement filed on January 29, 2008, SEC File Number 333-148920.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of August 2009.

                                         FREIGHT MANAGEMENT CORP.


Date: August 21, 2009                    By: /s/ Ibrahim Abotaleb
                                            ------------------------------------
                                         Name:  Ibrahim Abotaleb
                                         Title: President, CEO, and Director
                                                (Principal Executive Officer)


Date: August 21, 2009                    By: /s/ Gerald Lewis
                                            ------------------------------------
                                         Name:  Gerald Lewis
                                         Title: Secretary Treasurer and Director
                                                (Principal Accounting and
                                                Financial Officer)

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Freight Management Corporation
(A Development Stage Company)

We have audited the accompanying balance sheets of Freight Management Corporation (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2008 and the period from inception on September 17, 2007 through December 31, 2007 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freight Management Corporation (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2008 and the period from inception on September 17, 2007 through December 31, 2007 and 2008, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Seale and Beers, CPAs
-----------------------------------
Seale and Beers, CPAs
Las Vegas, Nevada
August 20, 2009



 6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7492 Fax (702) 253-7501

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

WEBSITE COSTS

The Company adopted the Financial Accounting Standards Board Emerging Issues Task Force ("EITF") 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Capitalized costs represent domain name registration, third party creation of website graphics, page design and layout and a user interface which retrieves and captures information and queries from future clients through the website, for use with the Company's proposed real time freight information query software. Website costs are being amortized to expense over their estimated useful life of three years using the straight-line method.

Ongoing website post-implementation costs of operation, including training, application maintenance and creation of database content, will be charged to expense as incurred. See Note 7.

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

NOTE 7. WEBSITE

                                             Accumulated            Net book
                             Cost            amortization             value
                             ----            ------------             -----

     Website costs          $4,000             $1,443                $2,557
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