Form 10-Q
period 2009-09-30
FREIGHT MANAGEMENT CORP
filed 2009-10-23
CIK 1425205

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                    For the quarter ended September 30, 2009

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

Number of shares outstanding of the registrant's class of common stock as of October 21, 2009: 5,060,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the nine months ended September 30, 2009.

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

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                          September 30,       December 31,
                                                              2009               2008
                                                            --------           --------
                                                           (unaudited)
ASSETS

Current assets
  Cash and bank accounts                                    $    618           $  2,905
  Prepaid expense and deposit                                    301                150
                                                            --------           --------

      Total current assets                                       919              3,055

Website, net of accumulated amortization (Note 7)              1,558              2,557
                                                            --------           --------

Total assets                                                $  2,477           $  5,612
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued liabilities                  $  4,400           $      8
  Due to director (Note 5)                                     9,220              3,320
                                                            --------           --------

      Total current liabilities                               13,620              3,328
                                                            --------           --------

Stockholders' deficit (Note 4,5)
  Authorized:
    75,000,000 common shares
    Par value $0.001
  Issued and outstanding:
    5,060,000 common shares                                    5,060              5,060
  Additional paid-in capital                                  55,940             55,940
  Deficit accumulated during the development stage           (72,143)           (58,716)
                                                            --------           --------

      Total stockholders' deficit                            (11,143)             2,284
                                                            --------           --------

Total liabilities and stockholders' deficit                 $  2,477           $  5,612
                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                           Date of
                                                                                                       Incorporation on
                              3 Months Ended    3 Months Ended    9 Months Ended    9 Months Ended   September 17, 2007 to
                               September 30,     September 30,     September 30,     September 30,      September 30,
                                   2009              2008              2009              2008               2009
                                ----------        ----------        ----------        ----------         ----------
REVENUE                         $       --        $       --        $       --        $       --         $       --
                                ----------        ----------        ----------        ----------         ----------
OPERATING EXPENSES
  Amortization                         333               333               999               999              2,442
  Database development costs            --                --                --            18,550             30,250
  General & administrative           3,137             2,138            12,428            23,253             38,631
  Organization                          --                --                --                --                820
                                ----------        ----------        ----------        ----------         ----------
Loss before income taxes            (3,470)           (2,471)          (13,427)          (42,802)           (72,143)

Provision for income taxes              --                --                --                --                 --
                                ----------        ----------        ----------        ----------         ----------

Net loss                        $   (3,470)       $   (2,471)       $  (13,427)       $  (42,802)        $  (72,143)
                                ==========        ==========        ==========        ==========         ==========

Basic and diluted loss per
 common share (1)               $       --        $       --        $       --        $       --
                                ==========        ==========        ==========        ==========

Weighted average number
 of common shares
 outstanding (Note 4)            5,060,000         5,060,000         5,060,000         5,060,000
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

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (unaudited)

                                                                               Deficit
                                                                             Accumulated
                                         Common Stock         Additional      During the         Total
                                      ------------------       Paid in       Development     Stockholders'
                                      Shares       Amount      Capital          Stage           Equity
                                      ------       ------      -------          -----           ------
Inception, September 17, 2007              --     $    --      $    --        $     --         $     --

Initial capitalization, sale of
common stock to Directors on
September 17, 2007                  4,000,000       4,000        4,000                            8,000

Private placement closed
December 31, 2007                   1,060,000       1,060       51,940                           53,000

Net loss for the period                    --          --           --          (1,576)          (1,576)
                                    ---------     -------      -------        --------         --------
Balance December 31, 2007           5,060,000       5,060       55,940          (1,576)          59,424

Net loss for the year                      --          --           --         (57,140)         (57,140)
                                    ---------     -------      -------        --------         --------

Balance December 31, 2008           5,060,000       5,060       55,940         (58,716)           2,284

Net loss for the period                    --          --           --         (13,427)         (13,427)
                                    ---------     -------      -------        --------         --------

Balance September 30, 2009          5,060,000     $ 5,060      $55,940        $(72,143)        $(11,143)
                                    =========     =======      =======        ========         ========


   The accompanying notes are an integral part of these financial statements.

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                    Date of
                                                                                                Incorporation on
                                                          9 Months Ended     9 Months Ended   September 17, 2007 to
                                                           September 30,      September 30,      September 30,
                                                               2009               2008               2009
                                                             --------           --------           --------
OPERATING ACTIVITIES
  Net loss for the period                                    $(13,427)          $(42,802)          $(72,143)
  Adjustments To Reconcile Net Loss To Net
   Cash Used In Operating Activities
     Amortization expense                                         999                999              2,442
  Changes in operating assets and liabilities:
     Prepaid expense and deposit                                 (151)                --               (301)
     Accounts payable and accrued liabilities                   4,392             (1,653)             4,400
     Due to director                                            5,900                 --              9,220
                                                             --------           --------           --------

Net cash used in operating activities                          (2,287)           (43,456)           (56,382)
                                                             --------           --------           --------
INVESTING ACTIVITIES
  Website                                                          --                 --             (4,000)
                                                             --------           --------           --------

Net cash used in investing activities                              --                 --             (4,000)
                                                             --------           --------           --------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                           --                 --             61,000
                                                             --------           --------           --------

Net cash provided by financing activities                          --                 --             61,000
                                                             --------           --------           --------

(Decrease) increase in cash during the period                  (2,287)           (43,456)               618

Cash, beginning of the period                                   2,905             60,208                 --
                                                             --------           --------           --------

Cash, end of the period                                      $    618           $ 16,752           $    618
                                                             ========           ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                 $     --           $     --           $     --
  Cash paid for interest                                     $     --           $     --           $     --


   The accompanying notes are an integral part of these financial statements.

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2009
                                   (unaudited)


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

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2009
                                   (unaudited)


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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of date hereof, the carrying value of accrued liabilities and amounts due to a director approximated fair value due to the short-term nature and maturity of these instruments.

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

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2009
                                   (unaudited)


NOTE 2. (CONTINUED)

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from inception to September 30, 2009 of $72,143. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through the next fiscal year ending December 31, 2009.

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

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2009
                                   (unaudited)


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

The amount due to a director of $9,220 has no repayment terms, is unsecured without interest and is for reimbursement of company incorporation and general operating expenses. The company plans to pay the amount within the next 12 months, if it has sufficient cash to do so.

On September 17, 2007 (inception), the Company issued 4,000,000 shares of its common stock to its Directors for cash of $8,000. See Note 4.

                            FREIGHT MANAGEMENT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2009
                                   (unaudited)


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

NOTE 7. WEBSITE

                                   Accumulated
                     Cost          amortization        Net book value
                     ----          ------------        --------------

Website costs       $4,000           $2,442                $1,558
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

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-Q; and our 10K/A for December 31, 2008, filed on edgar on August 24, 2009.

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

RESULTS OF OPERATIONS

Our company posted losses of $13,427 for the 9 months ended September 30, 2009 compared to $42,802 for the comparable period. From inception to June 30, 2009 we have incurred losses of $72,143. The principal components of our losses for the 9 months ended September 30, 2009 included general and administrative costs of $12,428 and amortization of our website of $999. During the comparable period in 2008, we incurred $18,550 for FRINFO software development costs, $23,253 for general & administrative expense and $999 for website amortization.

LIQUIDITY AND CASH RESOURCES

At September 30, 2009 we had a working capital deficiency of $12,701. This deficiency includes $9,220 owed to our director, who has indicated that the amount is repayable within the next 12 months only if there is sufficient cash to do so. This compares to a working capital deficiency of $273 at December 31, 2008. At September 30, 2009 we had $618 in cash.

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

ITEM 4. CONTROLS AND PROCEDURES

A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We are required to maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. As of September 30, 2009 we conducted an evaluation, under the supervision, and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as described below under "Material Weaknesses".

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

As of September 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

IDENTIFIED WEAKNESSES

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. This material weakness was identified by our management in connection with the review of our financial statements as of September 30, 2009.

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

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this quarterly report.

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

----------
* Incorporated by reference to our S-1 A/2 and SB-2 Registration Statement, File Number 333-148920

(b) Reports on Form 8-K

8-K filed August 6, 2009 and amendments thereto filed August 25, and September 16, 2009, disclosing the dismissal of Moore and Associates Chartered as our external auditor and the appointment of Seale & Beers CPA's as our new external auditor.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of October, 2009.

                               FREIGHT MANAGEMENT CORP.


Date: October 23, 2009         By: /s/ Ibrahim Abotaleb
                                  ----------------------------------------------
                               Name:  Ibrahim Abotaleb
                               Title: President/CEO, Principal Executive Officer


Date: October 23, 2009         By: /s/ Gerald Lewis
                                  ----------------------------------------------
                               Name:  Gerald Lewis
                               Title: Secretary Treasurer, Principal Financial
                                      and Accounting Officer