Form 10-K
period 2009-12-31
Genesis Biopharma, Inc
filed 2010-03-31
CIK 1425205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-53127

GENESIS BIOPHARMA, INC.
 (Exact name of registrant as specified in its charter)

Nevada	75-3254381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 N. Sepulveda Blvd., #632, Manhattan Beach, CA	90266
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (866) 963-2220

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.000041666 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the common stock held by non-affiliates as of June 30, 2009 was $53,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 29, 2010, there were 71,860,008 shares of the registrant’s common stock outstanding.

i

PART I

Item 1. Business

Overview

Genesis Biopharma, Inc. (formerly named Freight Management Corp.) (“we” or the “Company”) was incorporated in the State of Nevada on September 17, 2007 to engage in the development of an internet-based, intelligent online system for business owners, freight forwarders, and business people in the shipping/freight industry and export/import industry who require assistance with their freight and shipping related inquiries. On March 15, 2010, the Company and Genesis Biopharma, Inc., a Nevada corporation and a newly formed merger subsidiary wholly owned by the Company (“Merger Sub”), consummated a merger transaction (the “Merger”) whereby Merger Sub merged into the Company, with the Company as the surviving corporation. The Company and Merger Sub filed Articles of Merger on March 15, 2010 with the Secretary of State of Nevada, along with the Agreement and Plan of Merger entered into by the two parties effective as of March 15, 2010 (the “Merger Agreement”). The Merger Agreement and the Articles of Merger provided for an amendment of the Company’s Articles of Incorporation, which changed the Company’s name to “Genesis Biopharma, Inc.” effective as of March 15, 2010.

As a result of the Merger, the Company acquired all of the assets and contractual rights, and assumed all of the liabilities, of Merger Sub with respect to an Asset Purchase Agreement (the “Purchase Agreement”) entered into effective March 15, 2010, by the Company and Merger Sub with Hamilton Atlantic, a Cayman Islands company (“Hamilton”), whereby Hamilton sold, and Merger Sub acquired, all of Hamilton’s rights, title and interest to certain assets related to the development and commercialization of biotechnology drugs, primarily anti-CD55 antibodies (the “Anti-CD55 Antibody Program”), including certain patents, patent applications, materials, and know-how. The Anti-CD55 Antibody Program consists of antibodies that could be developed and commercialized for the treatment of cancer. As consideration, the Company agreed to issue to Hamilton 20,960,016 shares of the Company’s common stock.

On March 15, 2010, after the effectiveness of the Merger, we entered into a Patent and Know How Licence (the “License Agreement”) with Cancer Research Technology Limited, a company registered in England and Wales (“CRT”). Pursuant to the License Agreement, CRT granted to the Company an exclusive, worldwide right and license in certain intellectual property related to a proprietary, therapeutic use of anti-CD55 antibodies, including rights to patents and patent applications related thereto, to research, develop, use, make, distribute, and sell products utilizing the licensed intellectual property. The license granted to the Company expires on the later to occur of the expiration of the relevant licensed patent in the relevant country or 10 years after the date that the first therapeutic product was placed on the market in such country. In consideration for the license, the Company agreed to pay to CRT GBP30,000 in royalties upon the effective date of the License Agreement. In addition, the Company agreed to pay CRT additional royalties based on the achievement of certain milestones, including the consummation of financing by the Company and other milestones relating to the commencement of Phase III clinical studies, the filing of new drug applications, and the grant of marketing approval related to the licensed products.

As a result of our recent acquisition of the assets related to the Anti-CD55 Antibody Program and the License Agreement, we have become a biopharmaceutical company engaged in the development and commercialization of drugs and other clinical solutions for underserved diseases, including metastatic cancers and lethal infectious diseases.

Plan of Operation

For the coming year we plan to continue to develop and commercialize proprietary products that provide sustained clinical value. Such products will likely be directed towards aggressive diseases such as metastatic cancers and lethal infectious diseases, although other large underserved markets will be targeted as well. The key elements of our business strategy that we plan on implementing are as follows:

*	Advancing, selectively and cost-effectively, select product candidates based on proof-of-concept studies and ongoing assessment of their market potential;

*
Developing and deploying our internal know-how related to smart search methods and drug discovery methods to develop proprietary cocktail therapies and personalized medicine regimens. If discoveries are made within this program, they may be commercialized either as a proprietary combination or cocktail drug therapy, or possibly as a service that will assist physicians in prescribing combination or cocktail drug regimens;

*
Establishing strategic relationships with marketing and development partners to maximize sales and development potential for our products and to obtain access to additional development, commercial, or financial resources; and

*	Licensing or acquiring enabling technologies and complementary drug candidates, preferably at the clinical stage.

VG102 Development Plans

VG102 is a chimeric monoclonal antibody targeting the CD55 antigen that is over-expressed on approximately 80 percent of solid tumors and has broad clinical applicability. The parent antibody has previously been used extensively as an immunodiagnostic agent in humans. There is an urgent need to enhance the efficacy of the current generation of anti-cancer antibodies. VG102 has potential for development in a wide range of cancer indications and also as either a stand-alone monotherapy or in combination with other marketed cancer immunotherapies. We believe VG102 has potential to be developed as a platform technology.

The primary strategy for the development of VG102 will be to develop the antibody as a monotherapy in the first instance, with the expectation that we will be required by regulatory authorities to evaluate the antibody in combination with standard treatment (likely chemotherapy) against standard treatment alone. Furthermore, it may be sensible to select, as the initial disease target, an indication which would fall within the European Union and U.S. Orphan Drug designation (diseases with relatively few patients), as qualifying for this designation affords certain benefits to companies developing such drugs, such as market exclusivity, funding and tax benefits. This route lowers the barriers to market entry for the new product. The product may then be subsequently developed for other indications, which may have larger markets. A further possibility is the development of the product for fast-track status. These programs, typically of the U.S. Food and Drug Administration (the “FDA”), are designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. To be eligible for this program, there must be no effective treatment available for the disease or the product in question must bring certain benefits over existing treatments.

We believe the VG102 product may also have utility as a combination therapy, to be evaluated in combination with other agents, which are already approved for cancer therapy. It is generally the case that investigational agents entering human clinical trials must initially be trialed in combination with agents that are already approved for the target indication. These are usually chemotherapeutic regimens, although with the approval of newer, biological agents such as monoclonal antibodies, there may be the potential for comparison with these agents in a clinical trial setting.

Colorectal cancer monotherapy is a likely indication for VG102. The market for similar targeted colorectal cancer therapies was $7 billion in 2006, based on information obtained from BioPlan Associates. The market success of these drugs is unusual in that they do not typically replace other drugs. They are often added to therapy regimes, having the effect of adding to the total colorectal cancer market. Some regimes are also increasing from two to three drugs, creating additional market opportunity. In addition to colorectal cancer, CD55 has broad applicability in other cancers given that CD55 is over-expressed on 80 percent of solid tumors. This includes potential for treating breast and lung cancers as well. The parent antibody of VG102 has already been used safely in over 100 human patients in diagnostic cancer imaging studies. Based on this data, along with computer-generated studies performed on the chimeric version, we believe that VG102 will be safe and non-immunogenic.

Additional Plans for Drug Discovery Activities and Clinical Applications

We will also focus on developing and utilizing smart search algorithms for use in drug discovery activities and other clinical applications. These algorithms, which are based on proven engineering methods, may eventually provide clinical utility in multiple areas, including but not limited to the discovery of cocktail therapies, construction of personalized medicine regimens, and for improved optimization of research or manufacturing methods. Indications of interest for cocktail therapies include lethal pandemic influenza, Methicillin-Resistant Staphylococcus Aureus (an infectious bacterial disease, “MRSA”), and diseases of normal aging. For construction of personalized medicine regimens, possible areas of clinical utility include pharmaceutical treatment of depression, pharmaceutical treatment of late-stage cancer, and optimized use of nutritional supplements.

We will require additional funds to implement the development programs set forth above. The Company anticipates spending between $500,000 to $1,000,000 in the coming year to process the VG102 drug development program, cocktail drug discovery activities, and potential licensing opportunities. These funds may be raised through equity financing, debt financing, or other sources.

Intellectual Property

The unique binding specificity of the VG102 parent antibody to CD55 underpins the strength of the intellectual property position, allowing potential protection for use in cancer as a monotherapy or in combination therapies. It is the subject of eight (8) patent applications in major markets, including the United States, European Union, and Japan. Exclusive and worldwide patent rights are licensed from CRT. In addition, we have acquired the rights to eleven (11) patents and patent applications related primarily to the Anti-CD55 Antibody Program through our asset purchase transaction with Hamilton.

Competition

The development and commercialization of pharmaceutical products is highly competitive. We will be competing against a wide range of pharmaceutical and biotechnology companies that have greater resources than us, including existing research and development programs in the markets we plan to target. We must compete with these companies both in regard to the discovery technology we use to identify potential product candidates and in regard to the development and commercialization of our product candidates themselves.

Competition in the pharmaceutical and medical products industries is intense and is characterized by costly and extensive research efforts and rapid technological progress. We are aware of many pharmaceutical companies also actively engaged in the development of therapies for the treatment of cancer and other clinical indications that are of interest to the Company. These companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources than we do. In addition, many of these companies have significantly greater experience than we have in undertaking pre-clinical testing, human clinical trials and other regulatory approval procedures. Such companies include, among others, Roche, Amgen, GlaxoSmithKline, and Novartis. Our competitors may develop technologies and products that are more effective than those we are currently researching and developing. Such developments could render our products less competitive or possibly obsolete. We are also competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited experience. Mergers, acquisitions, joint ventures and similar events may also significantly change the competition.

There are many available drugs for bacterial infections, cancer, and other clinical indications of interest. All of these available drugs are or will be marketed by pharmaceutical companies with substantially greater resources than we have. In addition, a number of generic pharmaceutical products are available. The availability of a large number of branded prescription products, generic products and over-the-counter products could limit the demand for, and the price we are able to charge for a product candidate, if approved. In addition to those drugs discussed, there may be alternative treatments or preventive measures available that significantly impact the market potential of our product candidates.

Governmental Regulations

FDA Regulation of Drugs and Biologics

Prescription pharmaceutical products are subject to extensive pre- and post-marketing regulation by the FDA, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record-keeping, advertising and promotion of the products under the Federal Food, Drug and Cosmetic Act, and by comparable agencies in most foreign countries.

In the United States, at the federal government level, the FDA is principally responsible for regulating drugs and biologics, including the product candidates we have under development. Failure to comply with applicable regulatory requirements may subject a company to administrative or judicially imposed sanctions, such as warning letters, product recalls, product seizure, injunctions, civil penalties, disgorgement of past or future profits, criminal prosecution, suspension of production, license suspension or revocation, withdrawal of an approval, or FDA refusal to approve pending marketing applications.

The steps ordinarily required before a new pharmaceutical product may be marketed in the United States begin primarily with preclinical testing. Preclinical tests include laboratory evaluation of product chemistry, toxicology and other characteristics. Animal studies are used to assess the potential safety of the product. Many preclinical studies are regulated by the FDA and must comply with good laboratory practice, or GLP, regulations. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring such studies to be replicated if the data are to be submitted to the FDA in support of a marketing application for a new drug.

With regard to cocktail therapies or combination drugs, in March 2006, the FDA released Guidance for Industry: Nonclinical Safety Evaluation of Drug Combinations. The guidance discusses what preclinical studies are appropriate to support the clinical study and approval of new combination products and therapies. In the case of new products composed of previously marketed drugs, the guidance states that generally the FDA believes sufficient clinical and preclinical data will exist for each drug component separately. Therefore, in such a case, the issues to be resolved before the new product is tested in humans generally relate to possible interactions between the components of the proposed product. The guidance identifies specific potential interaction issues to be considered and suggests the type of testing that may be appropriate to resolve any issues that require such testing.

The results of the preclinical development work, together with other information as required by the FDA, are summarized in an investigational new drug application, or “IND”, which must be submitted to the FDA before the drug may be provided to clinical investigators for use in humans in clinical trials. An IND also sets forth the plan for investigating the drug, including the protocols for each planned study. FDA regulations provide that human clinical trials may begin 30 days following submission of an IND, unless the FDA advises otherwise or requests additional information, clarification, or additional time to review the application. Clinical trials cannot begin until any concerns raised by the FDA have been resolved.

Each clinical trial must also be approved by an independent institutional review board, or “IRB”, which is typically associated with the institution or research facility at which the investigator will conduct the trial, before the trial may begin. The IRB must approve the protocol and the procedures for obtaining the informed consent of the study participants. An IRB will consider, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution in which the study will be conducted. The IRB is required to conduct continuous review of the trials at intervals appropriate to the degree of risk involved and may suspend or terminate its approval if the trials are not being conducted in accordance with the IRB’s approval or there has been unexpected serious harm to subjects.

While conducting a clinical trial, a company is required to monitor the investigators’ compliance with the clinical study protocol and other FDA requirements, including the requirements to submit reports to the clinical trial sponsor, the IRB, and the FDA, and to keep detailed records regarding study findings and use and disposition of the study drug. Although monitoring can help reduce the risk of inadequate compliance by study investigators, it cannot eliminate this risk entirely. Inadvertent regulatory noncompliance by the investigator, or intentional investigator misconduct, can jeopardize the usefulness of study results and, in rare circumstances, require a company to repeat a study. A company must report to the FDA any adverse event that is both unexpected and serious and there is a reasonable possibility that the event may have been caused by the investigational drug. In addition, a company must, within seven days of the occurrence of any unexpected fatal or life-threatening event that may have been caused by the drug, report such event to the FDA. The FDA may stop the trials by placing a “clinical hold” on such trials because of concerns about, for example, the safety of the product being tested. Such holds can cause substantial delay and in some cases may require abandonment of a product candidate.

Clinical testing in humans involves the administration of the investigational drug to healthy volunteers or to patients under the supervision of a qualified principal investigator, usually a physician, pursuant to an FDA-reviewed protocol. Human clinical trials typically are conducted in three sequential phases, but the phases may overlap. Phase 1 clinical trials consist of testing the product in a small number of patients or healthy volunteers, primarily to evaluate the drug’s safety, at one or more dosage levels, as well as to study the drug’s pharmacokinetic and/or pharmacodynamic profile. In Phase 2 clinical trials, in addition to safety, the efficacy of multiple dose levels of the product is evaluated in a patient population. Phase 3 clinical trials typically involve additional testing for safety and clinical efficacy in an expanded population at multiple geographically dispersed sites.

Upon completion of clinical trials, a company seeking FDA approval to market a new drug must file a new drug application, or “NDA”, with the FDA, or in the case of a biological product, a biological license application, or “BLA”. To approve an NDA, the FDA must determine, based on the information submitted in the application, that the drug is safe and effective for its intended uses. To approve a BLA, the FDA must determine that the product is safe, pure, and potent and that the facilities in which the product is manufactured or otherwise handled meet the applicable standards. In addition to reports of the preclinical and clinical trials conducted under an IND, an NDA or BLA includes information pertaining to the product’s safety and efficacy, preparation of the drug substance, analytical methods, drug product formulation, manufacturing details, and proposed product packaging and labeling. In addition, the manufacturing facility must also pass an FDA current Good Manufacturing Practices (“cGMP”) inspection before the marketing application can be approved.

Submission of an NDA or BLA does not assure FDA approval for marketing. After the application is submitted, the FDA initially determines whether all pertinent data and information have been submitted before accepting the application for filing. After the application is accepted for filing, the FDA begins its substantive review. The FDA typically will request a review of the data in the NDA or BLA and recommendation regarding approval by an advisory committee consisting of outside experts. The FDA may accept or reject the advisory committee’s recommendations, or accept them with modifications. The application review process generally takes a year or longer to complete, although reviews of drugs that meet a medical need for serious or life-threatening diseases may be accelerated or prioritized for a six-month review. The FDA may deny approval of an application. Any such denial may require extensive additional testing, which could take years to complete, in order to make the application approvable, or the denial may be based on considerations that cannot be favorably resolved through additional testing. In some circumstances, the FDA may approve an application even though some unanswered questions remain about the product, if the applicant agrees to conduct post-marketing studies. The FDA may impose other conditions of approval as well. Expedited or accelerated approvals may require additional larger confirmatory clinical studies to be conducted following approval.

Product approval may be withdrawn if compliance with regulatory requirements is not maintained or if post-marketing adverse events associated with the product are reported that cannot be addressed satisfactorily through changes to the product’s labeling or warnings to healthcare professionals. The FDA requires reporting of certain safety and other information that becomes known to a manufacturer of an approved product. A company may become aware of such information from reports of adverse events suspected to be related to the product, voluntarily provided to the company and/or to the FDA by physicians and other healthcare professionals, or from published scientific data. In some circumstances, the FDA may require the company to make changes to its approved product labeling or to issue safety warnings to healthcare professionals or the public, which may have a negative impact on product sales. In addition, the Amendments Act of 2007 provides the FDA with expanded authority over drug products after approval, including the authority to require post-approval studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluation and mitigation strategies, or “REMS”, approved by the FDA. The FDA’s exercise of this authority could result in delays or increased costs during the period of product candidate development, clinical trials and regulatory review and approval, increased costs to assure compliance with new post-approval regulatory requirements, and potential restrictions on the sale of approved products, which could lead to lower product revenues to us or our collaborators. Manufacturing and sales may also be disrupted or delayed in the event of failure to comply with all required cGMP, as determined by FDA investigators in periodic inspections of manufacturing facilities. Upon approval, a drug or biological product may only be marketed for the approved indications, in the approved dosage forms, and at the approved dosage. The nature of marketing claims that we will be permitted to make in the labeling and advertising of our products will be limited to those specified in an FDA approval.

Other Regulations

In addition to laws and regulations enforced by the FDA, we are also subject to regulation under National Institutes of Health guidelines as well as under the Controlled Substances Act, the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local laws and regulations, as our research and development may involve the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds.

In addition to regulations in the United States, we are subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our investigational product candidates. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Employees

We have four employees, including three part-time employees. Our Chief Financial Officer, Richard McKilligan, is a part-time employee and will provide services as needed. We do not expect any material changes in the number of employees over the next 12-month period. We do and will continue to outsource contract employment as needed.

Item 1A.  Risk Factors

Not required for smaller reporting companies.

Item 1B.  Unresolved Staff Comments

Not required for smaller reporting companies.

Item 2.  Properties

We do not own any real property and do not currently lease office space. Our employees work out of their homes or out of another employer’s offices with the employer’s permission. We intend to outsource substantially all of our clinical development work to contract research and manufacturing providers.

Item 3.  Legal Proceedings.

While we may become involved in various lawsuits and legal proceedings from time to time arising in the ordinary course of business, we are unaware of any material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 4.  (Removed and Reserved).

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, par value $0.000041666, is currently quoted on the OTC Bulletin Board under the symbol “FGGT”; however, no active trading market in our securities has yet commenced. We have requested a new trading symbol from FINRA, and we expect to be assigned the new symbol shortly after the filing of this report. As of the date of this report, there were 71,860,008 shares (after taking into effect our recently completed 24-for-1 forward stock split and our recent private placement) of our common stock outstanding and approximately 46 holders of record.

We have not paid any cash dividends since inception to the holders of our common stock. We currently intend to retain any earnings for internal cash flow use.

On March 29, 2010, the Board of Directors of the Company adopted the Genesis Biopharma, Inc. 2010 Equity Compensation Plan.  The Board reserved 3,500,000 shares of common stock to be awarded to directors, employees and consultants as equity compensation at the Board’s discretion.

Item 6. Selected Financial Data

Not required for smaller reporting companies.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2009 and 2008 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Business” section and elsewhere in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.

Overview

Genesis Biopharma, Inc. (formerly named Freight Management Corp.) (“we” or the “Company”) was incorporated in the State of Nevada on September 17, 2007 to engage in the development of an internet-based, intelligent online system for business owners, freight forwarders, and business people in the shipping/freight industry and export/import industry who require assistance with their freight and shipping related inquiries. On March 15, 2010, the Company and Genesis Biopharma, Inc., a Nevada corporation and a newly formed merger subsidiary wholly owned by the Company (“Merger Sub”), consummated a merger transaction (the “Merger”) whereby Merger Sub merged into the Company, with the Company as the surviving corporation. The Company and Merger Sub filed Articles of Merger on March 15, 2010 with the Secretary of State of Nevada, along with the Agreement and Plan of Merger entered into by the two parties effective as of March 15, 2010 (the “Merger Agreement”). The Merger Agreement and the Articles of Merger provided for an amendment of the Company’s Articles of Incorporation, which changed the Company’s name to “Genesis Biopharma, Inc.” effective as of March 15, 2010.

As a result of the Merger, the Company acquired all of the assets and contractual rights, and assumed all of the liabilities, of Merger Sub with respect to an Asset Purchase Agreement (the “Purchase Agreement”) entered into effective March 15, 2010, by the Company and Merger Sub with Hamilton Atlantic, a Cayman Islands company (“Hamilton”), whereby Hamilton sold, and Merger Sub acquired, all of Hamilton’s rights, title and interest to certain assets related to the development and commercialization of biotechnology drugs, primarily anti-CD55 antibodies (the “Anti-CD55 Antibody Program”), including certain patents, patent applications, materials, and know-how. The Anti-CD55 Antibody Program consists of antibodies that could be developed and commercialized for the treatment of cancer. As consideration, the Company agreed to issue to Hamilton 20,960,016 shares of the Company’s common stock.

On March 15, 2010, after the effectiveness of the Merger, we entered into a Patent and Know How Licence (the “License Agreement”) with Cancer Research Technology Limited, a company registered in England and Wales (“CRT”). Pursuant to the License Agreement, CRT granted to the Company an exclusive, worldwide right and license in certain intellectual property related to a proprietary, therapeutic use of anti-CD55 antibodies, including rights to patents and patent applications related thereto, to research, develop, use, make, distribute, and sell products utilizing the licensed intellectual property. The license granted to the Company expires on the later to occur of the expiration of the relevant licensed patent in the relevant country or 10 years after the date that the first therapeutic product was placed on the market in such country. In consideration for the license, the Company agreed to pay to CRT GBP30,000 in royalties upon the effective date of the License Agreement. In addition, the Company agreed to pay CRT additional royalties based on the achievement of certain milestones, including the consummation of financing by the Company and other milestones relating to the commencement of Phase III clinical studies, the filing of new drug applications, and the grant of marketing approval related to the licensed products.

As a result of our recent acquisition of the assets related to the Anti-CD55 Antibody Program and the License Agreement, we have become a biopharmaceutical company engaged in the development and commercialization of drugs and other clinical solutions for underserved diseases, including metastatic cancers and lethal infectious diseases.

Results of Operations

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008:

Operating Expenses

General and Administrative

Our general and administrative expenses decreased 44% from $25,558 for the year ended December 31, 2008 to $14,440 for the year ended December 31, 2009. These expenses include rent and the expenses related to the Company’s SEC filings.  We expect these expenses to increase substantially during the 2010 fiscal year as we implement our plan to develop our products.

Database Development Cost

Our database development costs decreased from $30,250 for the year ended December 31, 2008, to $0, a decrease of 100%.  These costs were associated with the development of the freight management system and we do not expect to incur any of these expenses in the future.

Amortization

Our amortization expense remained at $1,332, for each of the years ended December 31, 2009 and 2008.  This expense is related to the Freight Management website.  We expect depreciation and amortization expenses to increase as we invest in a new website and various other intellectual property.

Net Loss

We had a net loss of $57,140 for the year ended December 31, 2008 compared to a net loss of $15,772 for the year ended December 31, 2009.  As we are a development stage company and do not expect to earn significant revenues during the next fiscal year, we expect to continue to incur net losses and we expect those losses to increase during the 2010 fiscal year as we incur significant expenses to develop our products.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and loans from a director. Effective March 15, 2010, the Company sold to accredited investors pursuant to subscription agreements, in a private placement offering, an aggregate of 12,799,968 shares (post-split) of its common stock, for an aggregate purchase price of $400,000.  We expect to issue additional shares and possibly incur debt

As of December 31, 2009, we had cash of $8,257.

Net cash provided by operating activities was $5,352 for the year ended December 31, 2009 compared to net cash used in operating activities of $57,303 for the year ended December 31, 2008.  This difference was primarily due to a larger net loss in the 2008 period.

Effective March 15, 2010, the Company sold to accredited investors pursuant to subscription agreements, in a private placement offering, an aggregate of 12,799,968 shares (post-split) of its common stock, for an aggregate purchase price of $400,000.

We believe that our current cash resources will be sufficient to sustain our current operations for approximately six (6) months.   We will need to obtain additional cash resources during the next year in order to develop our products.  We expect to engage in additional sales of debt or equity securities. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations. We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results may differ under different estimates and assumptions.

The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

Revenue Recognition

The Company applies the provisions of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) shipment of products has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable and (iv) collection is reasonably assured.

The Company has not recognized any revenue to date and we do not anticipate recognizing any significant revenue during the next fiscal year.

Impairment of Long-lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 also establishes a `primary-asset` approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The Company has no impairment issues to disclose.

Stock Based Compensation

The Company adopted SFAS No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and allowed under the original provisions of SFAS No. 123. As of December 31, 2009, the Company had no employee options outstanding.

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles (“GAAP") effective for interim and annual reporting periods ending after September 15, 2009.  The FASB accounting standards codification (“Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants.   Beginning with the quarter ending September 30, 2009, all references made by the Company to GAAP in its condensed consolidated financial statements use the Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it does not have an impact on our financial position, results of operations and cash flows.

In June 2009, the FASB made an updated the principle for the consolidation of variable interest entities.  Among other things, the update replaces the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (“VIE”) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIE’s. This update will be effective for fiscal years beginning after November 15, 2009. The Company does not currently believe that the adoption of this update will have any effect on its consolidated financial position and results of operations.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.   We believe the adoption of this new guidance will not have a material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Off-Balance Sheet Arrangements

At December 31, 2009, we had no obligations that would require disclosure as off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Freight Management Corp.
(a Development Stage Company)
1601 N. Sepulveda Blvd. #632
Manhattan Beach, CA 90266

We have audited the balance sheet of Freight Management Corp. (a development stage company) as of December 31, 2009, and the related statement of operations, stockholders’ deficit and cash flows for the year ended December 31, 2009 and for the period September 17, 2007 (inception) to December 31, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freight Management Corp. (a development stage company) at December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009, for the period September 17, 2007 (inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Freight Management Corp. (a development stage company) will continue as a going concern.  The Company incurred a loss for the year ended December 31, 2009 and has a stockholders’ deficiency at December 31, 2009.  These conditions raise substantial doubt regarding the Company's ability to continue as a going concern.  Management's plans in regard to these matters are described in Note 3 to the financial statements.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Weinberg & Company, P.A.

Los Angeles, California
March 29, 2010

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Freight Management Corporation
(A Development Stage Company)

We have audited the accompanying balance sheets of Freight Management Corporation (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2008 and the period from inception on September 17, 2007 through December 31, 2007 and 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freight Management Corporation (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008 and the period from inception on September 17, 2007 through December 31, 2007 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $58,716, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
August 20, 2009

50 South Jones Blvd, Ste 202  Las Vegas, Nevada  89107  Ph:  888-727-8251  Fx:  888-782-2351

GENESIS BIOPHARMA, INC.
(FORMERLY FREIGHT MANAGEMENT CORP.)
(A Development Stage Company)

BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS

Current assets
Cash	$8,257	$2,905
Deposit	150	150

Total current assets	8,407	3,055

Website, net of accumulated amortization	1,225	2,557

Total assets	$9,632	$5,612

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$-	$8
Due to director	23,120	3,320

Total current liabilities	23,120	3,328

Stockholders’ deficit

Common Stock, par value $0.000041666; Authorized: 1,800,000,000 shares
Issued and outstanding: 121,440,000 shares	5,060	5,060
Additional paid-in capital	55,940	55,940
Deficit accumulated during the development stage	(74,488)	(58,716)

Total stockholders’ deficit	(13,488)	2,284

Total liabilities and stockholders' deficit	$9,632	$5,612

The accompanying notes are an integral part of these financial statements.

GENESIS BIOPHARMA, INC.
(FORMERLY FREIGHT MANAGEMENT CORP.)
 (A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2009			Year Ended December 31, 2008	Date of Incorporation on September 17, 2007 to December 31, 2009
REVENUE		$-		$-	$-

OPERATING EXPENSES
Amortization		1,332		1,332	2,775
Database development costs		-		30,250	30,250
General & administrative		14,440		25,558	40,643
Organization		-		-	820

Net loss		$(15,772)		$(57,140)	$(74,488)

Basic and diluted loss per common share	$		*	$(0.01)

Weighted average number of common shares outstanding (Note 4)		121,440,000		121,440,000

*	less than $ (0.01)

The accompanying notes are an integral part of these financial statements.

GENESIS BIOPHARMA, INC.
(FORMERLY FREIGHT MANAGEMENT CORP.)
 (A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional	Deficit Accumulated During the	Total
	Shares	Amount	Paid in Capital	Development Stage	Stockholders' Deficit
Initial capitalization, sale of common stock to Directors on September 17, 2007	96,000,000	$4,000	$4,000	$	$8,000
Private placement closed December 31, 2007	25,440,000	1,060	51,940		53,000

Net loss for the period	-	-	-	(1,576)	(1,576)
Balance December 31, 2007	121,440,000	5,060	55,940	(1,576)	59,424

Net loss for the period	-	-	-	(57,140)	(57,140)
Balance December 31, 2008	121,440,000	5,060	55,940	(58,716)	2,284

Net loss for the year	-	-	-	(15,772)	(15,772)
Balance December 31, 2009	121,440,000	$5,060	$55,940	$(74,488)	$(13,488)

The accompanying notes are an integral part of these financial statements.

GENESIS BIOPHARMA, INC.
(FORMERLY FREIGHT MANAGEMENT CORP.)
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2009	Year Ended December 31, 2008	Date of Incorporation on September 17, 2007 to December 31, 2009
OPERATING ACTIVITIES
Net loss for the period	$(15,772)	$(57,140)	$(74,488)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities
Amortization expense	1,332	1,332	2,775
Changes in operating assets and liabilities:
Deposit	-	-	(150)
Accounts payable and accrued liabilities	(8)	(3,995)	-

Net cash provided by (used in) operating activities	(14,448)	(59,803)	(71,863)

INVESTING ACTIVITIES
Website	-	-	(4,000)

Net cash used in investing activities	-	-	(4,000)

FINANCING ACTIVITIES
Due to director	19,800	2,500	23,120
Proceeds from issuance of common stock	-	-	61,000

Net cash provided by financing activities	19,800	2,500	84,120

Increase (decrease) in cash during the period	5,352	(57,303)	8,257

Cash, beginning of the period	2,905	60,208	-

Cash, end of the period	$8,257	$2,905	$8,257

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GENESIS BIOPHARMA, INC.
(FORMERLY FREIGHT MANAGEMENT CORP.)
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2009 and 2008
and the Period from September 17, 2007 to December 31, 2007

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on September 17, 2007. The Company has limited operations is considered a development stage company, and has had no revenues from operations to date.  The Company has adopted a December 31 year end.

Initial operations included organization, capital formation, target market identification, new product development and marketing plans.

On March 15, 2010, the Company and Genesis Biopharma, Inc., a Nevada corporation and a newly formed merger subsidiary wholly owned by the Company (“Merger Sub”), consummated a merger transaction (the “Merger”) whereby Merger Sub merged into the Company, with the Company as the surviving corporation.  The Company and Merger Sub filed the Articles of Merger on March 15, 2010 with the Secretary of State of Nevada, along with the Agreement and Plan of Merger entered into by the two parties effective as of March 15, 2010 (the “Merger Agreement”).  The Merger Agreement and the Articles of Merger provided for an amendment of the Company’s Articles of Incorporation, which changed the Company’s name to “Genesis Biopharma, Inc.” effective as of March 15, 2010. (see Note 5)

On March 15, 2010, the Company also effected a 24−for−1 forward stock split, with a record date of March 15, 2010, and correspondingly increased the number of its authorized shares to 1,800,000,000 and reduced the par value of each share from $0.001 to $0.000041666.  All share and per share amounts have been retroactively restated as if the stock split had occurred during the earliest period presented.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from inception to December 31, 2009 of $74,488. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through the next fiscal year ending December 31, 2010.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE  2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

On March 30, 2010, the Company granted options to purchase 675,000 shares of the Company’s common stock to a director and two consultants at an exercise price of $0.03125.  These options vest over three (3) years.

Dividends
The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Fair Value of Financial Instruments
The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2009, the carrying value of accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Income Taxes
Income taxes are provided in accordance with guidance of the Financial Accounting Standards Board (“FASB”).  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Website Costs

Costs incurred in connection with the creation of our website have been capitalized and are being amortized to expense over their estimated useful life of three years using the straight-line method.

Ongoing website post-implementation costs of operation, including training, application maintenance and creation of database content, will be charged to expense as incurred.

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles (“GAAP") effective for interim and annual reporting periods ending after September 15, 2009.  The FASB accounting standards codification (“Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants.   Beginning with the quarter ending September 30, 2009, all references made by the Company to GAAP in its condensed consolidated financial statements use the Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it does not have an impact on our financial position, results of operations and cash flows.

In June 2009, the FASB made an updated the principle for the consolidation of variable interest entities.  Among other things, the update replaces the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (VIE) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIE’s. This update will be effective for fiscal years beginning after November 15, 2009. The Company does not currently believe that the adoption of this update will have any effect on its consolidated financial position and results of operations.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.   We believe the adoption of this new guidance will not have a material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3. STOCKHOLDERS’ EQUITY

Authorized

The Company is authorized to issue 1,800,000,000 shares of $0.000041666 par value common stock. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

On March 15, 2010, the Company effected a 24−for−1 forward stock split, with a record date of March 15, 2010, and correspondingly increased the number of its authorized shares to 1,800,000,000 and reduced the par value of each share from $0.001 to $0.000041666.

Issued and Outstanding

On September 17, 2007 (inception), the Company issued 96,000,000 shares of its common stock to its Directors, at a price of $0.00083 per share, for cash of $8,000. See Note 4.

On December 31, 2007, the Company closed a private placement for 25,440,000 common shares at a price of $0.002083 per share, or an aggregate of $53,000. The Company accepted subscriptions from 39 offshore non-affiliated investors.

NOTE 4. RELATED PARTY TRANSACTIONS

The Company's neither owns nor leases any real or personal property. The Company’s Directors provide office space free of charge. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The amount due to a director of $23,120 has no repayment terms, is unsecured without interest and is for reimbursement of company incorporation and general operating expenses. The Company plans to pay the amount within the next 12 months, if it has sufficient cash to do so.

NOTE 5. SUBSEQUENT EVENTS

On March 15, 2010, the Company and Genesis Biopharma, Inc., a Nevada corporation and a newly formed merger subsidiary wholly owned by the Company (“Merger Sub”), consummated a merger transaction (the “Merger”) whereby Merger Sub merged into the Company, with the Company as the surviving corporation.  The Company and Merger Sub filed the Articles of Merger on March 15, 2010 with the Secretary of State of Nevada, along with the Agreement and Plan of Merger entered into by the two parties effective as of March 15, 2010 (the “Merger Agreement”).  The Merger Agreement and the Articles of Merger provided for an amendment of the Company’s Articles of Incorporation, which changed the Company’s name to “Genesis Biopharma, Inc.” effective as of March 15, 2010.

On March 15, 2010, the Company also effected a 24−for−1 forward stock split, with a record date of March 15, 2010, and correspondingly increased the number of its authorized shares to 1,800,000,000 and reduced the par value of each share from $0.001 to $0.000041666.

As a result of the merger with Merger Sub, the Company acquired all of the assets and contractual rights, and assumed all of the liabilities, of Merger Sub with respect to an Asset Purchase Agreement (the “Purchase Agreement”).  Effective March 15, 2010, the Company and Merger Sub entered into the Purchase Agreement with Hamilton Atlantic, a Cayman Islands company (“Hamilton”), whereby Hamilton sold, and Merger Sub acquired, all of Hamilton’s rights, title and interest to certain assets related to the development and commercialization of biotechnology drugs, primarily anti-CD55 antibodies (the “Anti-CD55 Antibody Program”), including certain patents, patent applications, materials, and know-how.  The Anti-CD55 Antibody Program consists of antibodies that could be developed and commercialized for the treatment of cancer.  As consideration, the Company agreed to issue to Hamilton 20,960,016 shares of the Company’s common stock.

On March 15, 2010, after the effectiveness of the Merger, we entered into a Patent and Know How Licence (the “License Agreement”) with Cancer Research Technology Limited, a company registered in England and Wales (“CRT”).  Pursuant to the License Agreement, CRT granted to the Company an exclusive, worldwide right and license in certain intellectual property related to a proprietary, therapeutic use of anti-CD55 antibodies, including rights to patents and patent applications related thereto, to research, develop, use, make, distribute, and sell products utilizing the licensed intellectual property.  The license granted to the Company expires on the later to occur of the expiration of the relevant licensed patent in the relevant country or 10 years after the date that the first therapeutic product was placed on the market in such country.  In consideration for the license, the Company agreed to pay to CRT £30,000 in royalties upon the effective date of the License Agreement.  In addition, the Company agreed to pay CRT additional royalties based on the achievement of certain milestones, including the consummation of financing by the Company and other milestones relating to the commencement of Phase III clinical studies, the filing of new drug applications, and the grant of marketing approval related to the licensed products.

Effective March 15, 2010, the Company sold to accredited investors pursuant to subscription agreements, in a private placement offering (the “Private Placement”), an aggregate of 12,799,968 shares (post-split) of its common stock (the “Shares”), for an aggregate purchase price of $400,000.  The Common Stock Subscription Agreements granted the investors “piggy-back” registration rights with respect to the Shares, pursuant to which the Company agreed, in the event the Company determines to register its common stock with the SEC, that it would include as part of the registration statement registering its common stock the Shares.

The securities sold by the Company in the Private Placement were exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation S promulgated thereunder and pursuant to Section 4(2) thereunder.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On August 6, 2009, Board of Directors of the Company dismissed Moore & Associates Chartered, its independent registered public accounting firm. On the same date, the accounting firm of Seale and Beers, CPAs was engaged as the Company’s new independent registered public accounting firm. The Board of Directors of the Company approved of the dismissal of Moore & Associates Chartered and the engagement of Seale and Beers, CPAs as its independent auditor. None of the reports of Moore & Associates Chartered on the Company’s financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Company’s audited financial statements for the fiscal year ended December 31, 2008 included a going concern qualification..

During the Company’s two most recent fiscal years, there were no disagreements with Moore and Associates, Chartered whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore and Associates, Chartered’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company’s financial statements, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On August 6, 2009, the Company engaged Seale and Beers, CPAs (“Seale”) as its independent registered public accounting firm  On March 5, 2010, our Board of Directors  approved the dismissal of Seale as our independent  registered public accounting firm and the engagement of Weinberg & Company as our new  independent  registered  public accounting firm.

Other than a going concern qualification, Seale’s audit reports on our financial statements as of and for the year ended December 31, 2008, and for the period of inception on September 17, 2007 to December 31, 2007, did not  contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the year ended December 31, 2008, and for the period of inception on September 17, 2007 to December 31, 2007, the subsequent interim periods, and through March 5, 2010,  there were (i) no  disagreements  between the Company and Seale on any matter of accounting principles or practices,  financial statement disclosure or auditing  scope or procedure, which disagreements, if not resolved to the satisfaction of Seale, would have caused Seale to make reference to the subject matter of the disagreement in their reports on the financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

During the year last two fiscal years there were (i) no  disagreements between the Company and Weinberg & Company on any matter of accounting principles or practices,  financial statement disclosure or auditing  scope  or  procedure, which disagreements, if not resolved to the satisfaction of Weinberg & Company, would have caused Weinberg & Company to make reference to the subject matter of the disagreement in their reports on the financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2009, the Company’s disclosure controls and procedures were effective to ensure that information it is required to disclose in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

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

As of December 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such  assessments.  Based on that evaluation,  they concluded that, during the period covered by this report, such  internal controls and  procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were the lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.  This material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2009.

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

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have appointed an outside director to our board of directors on March 29, 2010, who shall be appointed to a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

Management believes that the appointment of an outside director, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

Changes in Internal Controls Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning our current executive officers and directors:

Name	Age	Position
Robert Brooke	29	President, Chief Executive Officer, and Director
Richard McKilligan	46	Secretary, Treasurer, Chief Financial Officer, and Director
Mark J. Ahn, PhD.	47	Director

ROBERT BROOKE was appointed as our President and Chief Executive Officer, and also as a Director, on March 15, 2010. Mr. Brooke is the founder and President of Percipio Biosciences, Inc., a research diagnostics company that manufactures and distributes world-wide products related to oxidative stress research. From 2004 to 2008, he was an analyst with Bristol Capital Advisors, LLC, investment manager to Bristol Investment Fund, Ltd. During this period, Bristol financed over 60 public healthcare and life science companies and was listed by The PIPEs Report as the most active investor in private placements by public biotechnology companies. He currently is a member of the Los Angeles Gerontology Research Group. Mr. Brooke earned a B.S. in Electrical Engineering from Georgia Tech in 2003 and a M.S. in Biomedical Engineering from UCLA in 2005.

RICHARD MCKILLIGAN was appointed as our Secretary, Treasurer and Chief Financial Officer, and also as a Director, on March 15, 2010. Mr. McKilligan is a director of Bristol Investment Fund, Ltd., which holds a significant equity stake in the Company. He is also Chief Financial Officer and General Counsel of Derycz Scientific, Inc., a publicly traded company engaged in providing published content to its customers for marketing, regulatory or research purposes. Mr. McKilligan was an associate with Morgan, Lewis & Bockius, LLP in their New York and London offices from 2000 until January 2006. He is a member of the State Bar of California, the New York State Bar Association and The Florida Bar. Mr. McKilligan earned his law degree from Cornell Law School, his MBA from the University of Chicago and his undergraduate degree in Accountancy from the University of Illinois at Urbana-Champaign.

MARK J. AHN, Ph.D. is Associate Professor, Global Management at Atkinson Graduate School of Management, Willamette University; and Principal at Pukana Partners, Ltd. which provides strategic consulting to life science companies.  He previously served as Chair, Science & Technology Management, Victoria University at Wellington, New Zealand. Dr. Ahn was also founder, President, and Chief Executive Officer of Hana Biosciences.  Prior to Hana, he served as Vice President, Hematology and corporate officer at Genentech, Inc., as well as held positions of increasing responsibility at Amgen and Bristol-Myers Squibb Company. Dr. Ahn also serves on public and venture capital-backed Board of Directors for RXi Pharmaceuticals, Access Pharmaceuticals, Periocyte, and Mesynthes.

The resignations of two of our former directors, Ibrahim Abotaleb and Gerald Lewis, became effective on March 29, 2010, ten days after the filing with the SEC and mailing to our stockholders of our Information Statement filed pursuant to Rule 14f-1 of the Exchange Act.

There are no family relationships among any of our directors, executive officers or key employees.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2009, we believe that all filing requirements applicable to our officers, directors, and greater than 10% beneficial owners have been complied with.

Code of Ethics

We have not yet adopted a written code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer or persons performing similar functions. We currently are considering the terms of such a code and expect to adopt a code of ethics during the current fiscal year.

COMMITTEES OF THE BOARD OF DIRECTORS

We do not have standing audit, nominating or compensation committees of the board of directors, or committees performing similar functions, and therefore our entire board of directors performs such functions. We are not currently listed on any national exchange and are not required to maintain such committees by any self-regulatory agency. We do not believe it is necessary for our board of directors to appoint such committees because the volume of matters that come before our board of directors for consideration permits each director to give sufficient time and attention to such matters to be involved in all decision making. All directors participate in the consideration of director nominees. We do not have a policy with regard to attendance at board meetings.

We do not have a policy with regard to consideration of nominations of directors. We accept nominations for directors from our security holders. There is no minimum qualification for a nominee to be considered by our directors. All of our directors will consider any nomination and will consider such nomination in accordance with his or her fiduciary responsibility to the Company and its stockholders.

Security holders may send communications to our board of directors by writing to Genesis Biopharma, Inc., 1601 N. Sepulveda Blvd., #632, Manhattan Beach, California 90266, attention Board of Directors or any specified director. Any correspondence received at the foregoing address to the attention of one or more directors is promptly forwarded to such director or directors.

Item 11.  Executive Compensation

In prior fiscal years, we have not compensated our directors for their service as members of our board of directors. On March 30, 2010, however, we granted an option to acquire 375,000 shares of our common stock to Mr. Mark J. Ahn, who joined us as a director of the Company on March 29, 2010.  We do reimburse our directors for reasonable expenses in connection with attendance at board meetings. From inception to date, we have not paid compensation to our executive officers. The Company intends to enter into definitive employment agreements with Mr. Brooke and Mr. McKilligan, which agreements will provide for compensation commensurate with their responsibilities as executive officers of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the shares of common stock beneficially owned or deemed to be beneficially owned as of March 29, 2010 by: (i) each person whom we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) each of our “named executive officers” (as defined in Item 402(m)(2) of Regulation S-K), and (iv) all such directors and executive officers as a group.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, pursuant to the rules prescribed by the Securities and Exchange Commission we deem outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within sixty (60) days of March 29, 2010 and we do not deem these shares outstanding for the purpose of computing the percentage ownership of any other person.

Name	Shares of Common Stock Beneficially Owned (1)	Percent of Common Stock Beneficially Owned (1)
5% or greater owners:
Hamilton Atlantic (2)	20,960,016	29.2%
Theorem Group, LLC (3)	6,400,008	8.9%

Directors and executive officers:
Robert Brooke	5,940,008	8.3%
Richard McKilligan	2,720,016	3.8%
Mark J. Ahn (4)	0	0
Ibrahim Abataleb (5)	0	0

All directors and executive officers as a group (4 persons):	8,660,024	12.1%

(1)
Applicable percentage ownership is based on 71,860,008 shares (post-split) of common stock outstanding at March 29, 2010. The number of shares of common stock owned are those “beneficially owned” as determined under the rules of the Securities and Exchange Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within sixty (60) days through the exercise of any option, warrant or right.

(2)	Amy Wang and Graham May exercise dispositive and voting control with respect to the shares held by Hamilton Atlantic.

(3)	Anshuman Dube exercises dispositive and voting control with respect to the shares held by Theorem Group.

(4)
On March 30, 2010, the Company granted Mr. Ahn options to purchase 375,000 common shares which vest over three years.  As none of the shares underlying such options may be acquired by Mr. Ahn within sixty (60) days of March 29, 2010, we have not included any of such shares in the table above.

(5)
Mr. Abataleb is listed above as he is a “named executive officer” due to his having been the Company’s principal executive officer in 2009. Mr. Abataleb currently is not an officer or director of the Company, having resigned as President and Chief Executive Officer on March 15, 2010 and as a director effective March 29, 2010.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

In connection with the Company’s acquisition of the assets pursuant to the Purchase Agreement from Hamilton, and after the related 24-for-1 forward stock split and the related merger of our wholly owned subsidiary, Mr. Brooke acquired beneficial ownership of 9,940,008 shares (post-split) of our common stock held by Mr. Abotaleb at a purchase price of $2,070.84 and Mr. McKilligan acquired beneficial ownership of 2,720,016 shares (post-split) of our common stock held by Mr. Abotaleb at a purchase price of $566.67. The balance of the shares held by Mr. Abotaleb and all of the shares held by Mr. Lewis, totaling an aggregate of 83,339,976 (post-split), were then returned to the Company for cancellation and are no longer outstanding.

Richard McKilligan is a director of Bristol Investment Fund, Ltd., which is one of the investors in our recently completed private placement and a current stockholder of the Company.

Director Independence

Mr. Ahn is an independent director as that term is defined by NYSE Rule 303A.02(a). The Company currently does not have a nominating/corporate governance, compensation or audit committee. Of the members of the Company’s board of directors, Mr. Ahn does meet the NYSE’s independence standards for members of such committees and Mr. Brooke and Mr. McKilligan do not meet the NYSE’s independence requirements for members of such committees.

Item 14.  Principal Accounting Fees and Services.

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Seale & Beers, our independent registered public accountants in the fiscal years ended December 31, 2009 and 2008.

	Year Ended December 31, 2009	Year Ended December 31, 2008
Audit Fees	$5,260	6,050
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$5,260	6,050

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

We do not have an independent audit committee and the full Board of Directors, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. Our Board of Directors has considered whether the provision of the services described above for the fiscal years ended December 31, 2008 and 2009, is compatible with maintaining the auditor’s independence.

All audit and non-audit services that may be provided by our principal accountant to us shall require pre-approval by the Board of Directors. Further, our auditor shall not provide those services to us specifically prohibited by the SEC, including bookkeeping or other services related to the accounting records or financial statements of the audit client; financial information systems design and implementation; appraisal or valuation services, fairness opinion, or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions; human resources; broker-dealer, investment adviser, or investment banking services; legal services and expert services unrelated to the audit; and any other service that the Public Company Accounting Oversight Board determines, by regulation, is impermissible.

PART IV

Item 15.  Exhibits, Financial Statements Schedules.

(a) Documents filed as a part of this report

(1) Financial Statements

The financial statements of Genesis Biopharma, Inc. are incorporated by reference to Item 8 of this report.

(2) Financial Statement Schedules

Not required for smaller reporting companies.

(b) Exhibits

3.1	Articles of Incorporation filed with the Nevada Secretary of State on September 17, 2007(1)

3.2	Certificate of Change filed with the Nevada Secretary of State on March 15, 2010(2)

3.3	Articles of Merger filed with the Nevada Secretary of State on March 15, 2010(3)

4.1	Genesis Biopharma, Inc. 2010 Equity Compensation Plan*

10.1	Agreement and Plan of Merger between Freight Management Corp. (renamed Genesis Biopharma, Inc.) and Genesis Biopharma, Inc. dated March 15, 2010(4)

10.2	Asset Purchase Agreement among Freight Management Corp. (renamed Genesis Biopharma, Inc.), Genesis Biopharma, Inc., Hamilton Atlantic and the other signatories thereto dated March 15, 2010(5)

10.3	Patent and Know How Licence between Cancer Research Technology Limited and Genesis Biopharma, Inc. (formerly Freight Management Corp.) dated March 15, 2010(6)

10.4	Form of Private Placement Subscription Agreement(7)

10.5	Form of Stock Option Agreement under Genesis Biopharma, Inc. 2010 Equity Compensation Plan*

16.1	Letter from former accountant - Moore & Associates Chartered(8)

16.2	Letter from former accountant - Seale and Beers, CPAs(9)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

*              Filed herewith
(1)	Incorporated by reference to Exhibit 3.1 to the Issuer’s Registration Statement on Form SB-2 filed on January 29, 2008.
(2)	Incorporated by reference to Exhibit 3(i).2 to the Issuer’s Current Report on Form 8-K filed on March 19, 2010.
(3)	Incorporated by reference to Exhibit 3(i).3 to the Issuer’s Current Report on Form 8-K filed on March 19, 2010.
(4)	Incorporated by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on March 19, 2010.
(5)	Incorporated by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on March 19, 2010.
(6)	Incorporated by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on March 19, 2010.
(7)	Incorporated by reference to Exhibit 10.4 to the Issuer’s Current Report on Form 8-K filed on March 19, 2010.
(8)	Incorporated by reference to Exhibit 16.1 to the Issuer’s Current Report on Form 8-K/A filed on August 25, 2009.
(9)	Incorporated by reference to Exhibit 16.1 to the Issuer’s Current Report on Form 8-K filed on March 8, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESIS BIOPHARMA, INC.
	By:	/s/ Robert T. Brooke
Robert T. Brooke
Date: March 31, 2010		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert T. Brooke	President and Chief Executive Officer	March 31, 2010
Robert T. Brooke	(Principal Executive Officer) and Director

/s/ Richard McKilligan	Chief Financial Officer	March 31, 2010
Richard McKilligan	(Principal Financial and Accounting Officer),
Treasurer, Secretary and Director

EXHIBIT INDEX

3.1	Articles of Incorporation filed with the Nevada Secretary of State on September 17, 2007(1)

3.2	Certificate of Change filed with the Nevada Secretary of State on March 15, 2010(2)

3.3	Articles of Merger filed with the Nevada Secretary of State on March 15, 2010(3)

4.1	Genesis Biopharma, Inc. 2010 Equity Compensation Plan*

10.1	Agreement and Plan of Merger between Freight Management Corp. (renamed Genesis Biopharma, Inc.) and Genesis Biopharma, Inc. dated March 15, 2010(4)

10.2	Asset Purchase Agreement among Freight Management Corp. (renamed Genesis Biopharma, Inc.), Genesis Biopharma, Inc., Hamilton Atlantic and the other signatories thereto dated March 15, 2010(5)

10.3	Patent and Know How Licence between Cancer Research Technology Limited and Genesis Biopharma, Inc. (formerly Freight Management Corp.) dated March 15, 2010(6)

10.4	Form of Private Placement Subscription Agreement(7)

10.5	Form of Stock Option Agreement under Genesis Biopharma, Inc. 2010 Equity Compensation Plan*

16.1	Letter from former accountant - Moore & Associates Chartered(8)

16.2	Letter from former accountant - Seale and Beers, CPAs(9)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

*              Filed herewith
(1)	Incorporated by reference to Exhibit 3.1 to the Issuer’s Registration Statement on Form SB-2 filed on January 29, 2008.
(2)	Incorporated by reference to Exhibit 3(i).2 to the Issuer’s Current Report on Form 8-K filed on March 19, 2010.
(3)	Incorporated by reference to Exhibit 3(i).3 to the Issuer’s Current Report on Form 8-K filed on March 19, 2010.
(4)	Incorporated by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on March 19, 2010.
(5)	Incorporated by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on March 19, 2010.
(6)	Incorporated by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on March 19, 2010.
(7)	Incorporated by reference to Exhibit 10.4 to the Issuer’s Current Report on Form 8-K filed on March 19, 2010.
(8)	Incorporated by reference to Exhibit 16.1 to the Issuer’s Current Report on Form 8-K/A filed on August 25, 2009.
(9)	Incorporated by reference to Exhibit 16.1 to the Issuer’s Current Report on Form 8-K filed on March 8, 2010.