Form 10-Q
period 2010-03-31
Genesis Biopharma, Inc
filed 2010-05-14
CIK 1425205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-53127

GENESIS BIOPHARMA, INC.
(Exact name of registrant as specified in its charter)

Nevada	75-3254381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 N. Sepulveda Blvd., #632, Manhattan Beach, CA	90266
(Address of principal executive offices)	(Zip Code)

(866) 963-2220
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes  ☐  No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of May 13, 2010, there were 71,860,008 shares of common stock outstanding.

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

Genesis Biopharma, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$311,799	$8,257
Deposit	150	150
Prepaid expenses	5,000	-
TOTAL CURRENT ASSETS	316,949	8,407
INTANGIBLE ASSETS
Website, net of accumulated depreciation	2,081	1,225
Intellectual property licenses	217,408	-
TOTAL ASSETS	$536,438	$9,632
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$17,061	$-
Due to director	18,137	23,120
TOTAL CURRENT LIABILITIES	35,198	23,120
STOCKHOLDERS' EQUITY
Common stock; $0.000041666 par value; 1,800,000,000 shares authorized; 71,860,008 and 121,440,000 shares issued and outstanding, respectively	2,994	5,060
Additional paid-in capital	640,414	55,940
Accumulated deficit	(142,168)	(74,488)
TOTAL STOCKHOLDERS' EQUITY	501,240	(13,488)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$536,438	$9,632

See notes to condensed consolidated financial statements

Genesis Biopharma, Inc.

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,		Inception on September 17, 2007 to March 31,
	2010	2009	2010
REVENUE	$-	$-	$-
OPERATING EXPENSES:
General and administrative	67,680	6,612	142,168
LOSS FROM OPERATIONS	(67,680)	(6,612)	$(142,168)
NET LOSS	$(67,680)	$(6,612)	$(142,168)
NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	113,176,668	121,440,000

See notes to condensed consolidated financial statements

Genesis Biopharma, Inc.

Condensed Consolidated Statement of Stockholders' Equity
(unaudited)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders'
	Shares	Amount	capital	Deficit	equity
Initial capitalization, sale of common stock to directors on September 17, 2007	96,000,000	$4,000	$4,000	$-	$8,000
Private placement closed December 31, 2007	25,440,000	1,060	51,940		53,000
Net loss for the period	-	-	-	(1,576)	(1,576)
Balance, December 31, 2007	121,440,000	5,060	55,940	(1,576)	59,424
Net loss for the period	-	-	-	(57,140)	(57,140)
Balance, December 31, 2008	121,440,000	5,060	55,940	(58,716)	2,284
Net loss for the period	-	-	-	(15,772)	(15,772)
Balance, January 1, 2010	121,440,000	5,060	55,940	(74,488)	(13,488)
Shares cancelled	(83,339,976)	(3,472)	3,472	-	-
Common Stock sold in Private Placement	12,799,968	533	364,467		365,000
Common Stock issued for intellectual property	20,960,016	873	216,535		217,408
Net loss for the period				(67,680)	(67,680)
Balance, March 31, 2010	71,860,008	$2,994	$640,414	$(142,168)	$501,240

See notes to condensed consolidated financial statements

Genesis Biopharma, Inc.

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,		Inception on September 17, 2007 to March 31,

CASH FLOWS FROM OPERATING ACTIVITIES:	2010	2009	2010
Net loss	$(67,680)	$(6,612)	$(142,168)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization	-	333	2,775
Changes in assets and liabilities:
Prepaid expenses	(5,000)	-	(5,000)
Accounts payable and accrued expenses	17,061	3,042	17,061
Deposit	-	-	(150)
Net cash used in operating activities	(55,619)	(3,237)	(127,482)
CASH FLOWS FROM INVESTING ACTIVITIES:
Website	(856)	-	(4,856)
Net cash used in investing activities	(856)	-	(4,856)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	365,000	-	426,000
Due to director	(4,983)	1,900	18,137
Net cash provided by financing activities	360,017	1,900	444,137
NET INCREASE IN CASH AND CASH EQUIVALENTS	303,542	(1,337)	311,799
CASH AND CASH EQUIVALENTS, Beginning of period	8,257	2,905	-
CASH AND CASH EQUIVALENTS, End of period	$311,799	$1,568	$311,799
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Common stock issued for intellectual property	$217,408	$-	$217,408

See notes to condensed consolidated financial statements

GENESIS BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009 (Unaudited)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on September 17, 2007. The Company has had limited operations, is considered a development stage company, and has had no revenues from operations to date.  The Company has adopted a December 31 year end.

Our initial operations included organization, capital formation, target market identification, new product development and marketing plans. As a result of our acquisition of the assets related to the Anti-CD55 Antibody Program and the License Agreement (see Notes 3 and 5), we have become a biopharmaceutical company engaged in the development and commercialization of drugs and other clinical solutions for underserved diseases, including metastatic cancers and lethal infectious diseases.

On March 15, 2010, the Company (then named Freight Management Corp.) and Genesis Biopharma, Inc., a Nevada corporation and a newly formed merger subsidiary wholly owned by the Company (“Merger Sub”), consummated a merger transaction (the “Merger”) whereby Merger Sub merged into the Company, with the Company as the surviving corporation.  The Company and Merger Sub filed the Articles of Merger on March 15, 2010 with the Secretary of State of Nevada, along with the Agreement and Plan of Merger entered into by the two parties effective as of March 15, 2010 (the “Merger Agreement”).  The Merger Agreement and the Articles of Merger provided for an amendment of the Company’s Articles of Incorporation, which changed the Company’s name to “Genesis Biopharma, Inc.” effective as of March 15, 2010.

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

Basis of Presentation of Unaudited Financial Information

The unaudited financial statements of the Company for the three months ended March 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.  The balance sheet information as of December 31, 2009 was derived from the audited financial statements included in the Company's financial statements as of and for the years ended December 31, 2009 and 2008 to Form 10-K filed with the SEC on March 31, 2010. These financial statements should be read in conjunction with that report.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future.  The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements through the recurring sale of its equity securities.  As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2009 consolidated financial statements included in the Company’s Annual Report on Form 10-K filed on March 31, 2010, has raised substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve sustainable revenues and profitable operations. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. At March 31, 2010, the Company had not yet commenced any revenue-generating operations. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations.

Because the Company is currently engaged in research at an early stage, it will likely take a significant amount of time to develop any product or intellectual property capable of generating revenues. As such, the Company’s business is unlikely to generate any sustainable revenues in the next several years, and may never do so. Even if the Company is able to generate revenues in the future through licensing its technologies or through product sales, there can be no assurance that the Company will be able to generate a profit.

NOTE  2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Earnings per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation as their effect is antidilutive.

For the three months ended March 31, 2010 and 2009, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities at March 31, 2010 consist of 675,000 options to acquire shares of the Company’s common stock.

Fair Value of Financial Instruments

The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis. Financial assets recorded at fair value in the consolidated balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value. Authoritative guidance provided by the Financial Accounting Standards Board (the “FASB”) defines the following levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these financial assets:

Level 1—Quoted prices in active markets for identical assets or liabilities.
Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
Level 3—Unobservable inputs based on the Company's assumptions.

The Company has no fair value items required to be disclosed.

Intangible Assets

The Company records intangible assets in accordance with guidance of the FASB.  Intangible assets consist mostly of intellectual property rights and are deemed to have indefinite lives that are not subject to annual amortization. The Company reviews, at least quarterly, its investment in intangible assets for impairment and if impairment is deemed to have occurred the impairment is charged to expense.  Accordingly, management compares the carrying value of the asset to its fair value in determining the amount of the impairment. No impairments were identified as of March 31, 2010.

Income Taxes

Income taxes are provided in accordance with guidance of the FASB.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Stock-Based Compensation

The Company periodically issues stock options and warrants to officers, directors and consultants for services rendered.  Options vest and expire according to terms established at the grant date.

The Company accounts for share-based payments to officers and directors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense in the Company’s financial statements over the vesting period of the awards.

The Company accounts for share-based payments to consultants by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete. Options granted to outside consultants are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting.

Website Costs

Costs incurred in connection with the creation of our website have been capitalized and are being amortized to expense over their estimated useful life of three years using the straight-line method.  During the three months ended March 31, 2010 we capitalized $2,081 of such development costs and expensed $1,225 of costs associated with the Company’s prior website that is no longer being used.

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

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements to add new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 rollforward.   The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to present the Level 3 rollforward on a gross basis, which is effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance was limited to the form and content of disclosures, and will not have a material impact on our consolidated results of operations and financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3.   INTELLECTUAL PROPERTY LICENSES

Effective March 15, 2010, the Company entered into a purchase agreement with Hamilton Atlantic, a Cayman Islands company (“Hamilton”), whereby Hamilton sold, and the Company acquired, all of Hamilton’s rights, title and interest to certain assets related to the development and commercialization of biotechnology drugs, primarily anti-CD55 antibodies (the “Anti-CD55 Antibody Program”), including certain patents, patent applications, materials, and know-how.  The Anti-CD55 Antibody Program consists of antibodies that could be developed and commercialized for the treatment of cancer.  As consideration, the Company agreed to issue to Hamilton 20,960,016 shares of the Company’s common stock valued at $217,408 based upon the amount paid by Hamilton for the intellectual property rights.  The Company determined that the intellectual property rights acquired meet the criteria of an indefinite life asset as defined by current accounting guidance.  As such, the intangible asset will not be amortized, but will be subject to annual impairment tests.

NOTE 4.  STOCKHOLDERS’ EQUITY

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

Private Placements

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

Stock Options

On March 30, 2010, the Company granted options to purchase 675,000 shares of the Company’s common stock to a director and two consultants at an exercise price of $0.03125.  These options vest over three (3) years and have a seven-year life.  The options were valued at $12,825, using the Black Scholes option pricing model. The following assumptions were utilized in valuing the options: strike price of $0.03125; term of seven (7) years; volatility of 59%; expected dividends 0%; and discount rate of 4%.  As of March 31, 2010, the aggregate value of unvested options was $12,825, which will be amortized as compensation cost as the options vest, over 3 years.  The options had no intrinsic value as of March 31, 2010.

NOTE 5.  LICENSE AGREEMENT

On March 15, 2010, we entered into a Patent and Know How Licence (the “License Agreement”) with Cancer Research Technology Limited, a company registered in England and Wales (“CRT”).  Pursuant to the License Agreement, CRT granted to the Company an exclusive, worldwide right and license in certain intellectual property related to a proprietary, therapeutic use of anti-CD55 antibodies, including rights to patents and patent applications related thereto, to research, develop, use, make, distribute, and sell products utilizing the licensed intellectual property.  The license granted to the Company expires on the later to occur of the expiration of the relevant licensed patent in the relevant country or 10 years after the date that the first therapeutic product was placed on the market in such country.  In consideration for the license, the Company agreed to pay to CRT $46,782 (£30,000) in royalties upon the effective date of the License Agreement which has been included in the accompanying statement of operations for the three months ended March 31, 2010.  In addition, the Company agreed to pay CRT additional royalties based on the achievement of certain milestones, including the consummation of financing by the Company and other milestones relating to the commencement of Phase III clinical studies, the filing of new drug applications, and the grant of marketing approval related to the licensed products.

The Company paid CRT a license fee of $46,872 in March 2010 and is obligated to pay CRT additional fees upon the occurrence of certain milestones.

NOTE 6. RELATED PARTY TRANSACTIONS

Change of Control

On March 15, 2010, Mr. Robert Brooke acquired beneficial ownership of 9,940,008 shares (post-split) of our common stock held by Mr. Ibrahim Abotaleb, and Mr. Richard McKilligan acquired beneficial ownership of 2,720,016 shares (post-split) of our common stock held by Mr. Abotaleb. The balance of the remaining shares held by Mr. Abotaleb and all of the shares held by Mr. Gerald Lewis, totaling an aggregate of 83,339,976 common shares, were then returned to the Company for cancellation and are no longer outstanding.

On March 15, 2010, Ibrahim Abotaleb resigned as the Company's President and Chief Executive Officer, and Gerald Lewis resigned as the Secretary, Treasurer, and Chief Financial Officer. Mr. Abotaleb and Mr. Lewis also resigned from the Company's board of directors.

On March 15, 2010, the Company appointed Robert Brooke as its President and Chief Executive Officer, and the Company appointed Richard McKilligan as its Secretary, Treasurer, and Chief Financial Officer. In addition, Mr. Brooke and Mr. McKilligan were appointed to the Company's board of directors.

Rent and Other Services

The Company neither owns nor leases any real or personal property. The Company’s directors provide office space free of charge. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Amounts due Former Director.

As of December 31, 2009, the Company had amounts due a former director of $23,120.  The amounts due were unsecured, non-interest bearing and were due on demand. During the three months ended March 31, 2010, the Company repaid $4,983 of the amount due to the former director.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2010 and 2009 should be read in conjunction with the notes to those financial statements that are included in Item 1 of Part 1 this Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.

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

Results of Operations

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009:

Operating Expenses

General and Administrative

Our general and administrative expenses increased from $6,612 for the three months ended March 31, 2009 to $67,680 for the three months ended March 31, 2010. In the 2010 period these expenses were primarily intellectual property license fees and expenses related to the Company’s Securities and Exchange Commission (“SEC”) filings.  We expect these expenses to increase substantially during the 2010 fiscal year as we implement our plan to develop our products.

Amortization

Our amortization expense decreased from $333 in the three months ended March 31, 2009 to $0 for the three months ended March 31, 2010.  We expect depreciation and amortization expenses to increase as we invest in a new website and various other intellectual property.

Net Loss

We had a net loss of $6,612 for the three months ended March 31, 2009 compared to a net loss of $67,680 for the three months ended March 31, 2010.  As we are a development stage company and do not expect to earn significant revenues during the next fiscal year, we expect to continue to incur net losses and we expect those losses to increase during the 2010 fiscal year as we incur significant expenses to develop our products.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and loans from a director. Effective March 15, 2010, the Company sold to accredited investors pursuant to subscription agreements, in a private placement offering, an aggregate of 12,799,968 shares (post-split) of its common stock, for an aggregate purchase price of $365,000, net of legal expenses.  We expect to issue additional shares and possibly incur debt.

As of March 31, 2010, we had cash of $311,799.

Net cash used in operating activities was $3,237 for the three months ended March 31, 2009 compared to net cash used in operating activities of $55,619 for the three months ended March 31, 2010.  This difference was primarily due to a larger net loss in the 2010 period.

Net cash provided by financing activities increased from $1,900 for the three months ended March 31, 2009 to $360,017 for the three months ended March 31, 2010 as a result of the private placement of the company’s common stock, for an aggregate purchase price of $365,000, net of legal expenses, during the 2010 period.

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

Revenue Recognition

The Company applies the provisions of SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) shipment of products has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable and (iv) collection is reasonably assured.

The Company has not recognized any revenue to date and we do not anticipate recognizing any significant revenue during the next fiscal year.

Intangible Assets

The Company records intangible assets in accordance with guidance of the Financial Accounting Standards Board (the “FASB”).  Intangible assets consist mostly of intellectual property rights and are deemed to have indefinite lives that are not subject to annual amortization. The Company reviews, at least quarterly, its investment in intangible assets for impairment and if impairment is deemed to have occurred the impairment is charged to expense.  Accordingly, management compares the carrying value of the asset to its fair value in determining the amount of the impairment. No impairments were identified as of March 31, 2010.

Stock-Based Compensation.

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We adopted FASB guidance effective January 1, 2006, and are using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date that remain unvested on the effective date. We account for stock option and warrant grants issued and vesting to non-employees in accordance with accounting guidance whereby the fair value of the stock compensation is based on the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) the date at which the necessary performance to earn the equity instrument is complete.

We estimate the fair value of stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of options that have no vesting restrictions and are fully transferable. This model requires the input of subjective assumptions, including the expected price volatility of the underlying stock and the expected life of stock options. Projected data related to the expected volatility of stock options is based on the historical volatility of the trading prices of the Company’s common stock and the expected life of stock options is based upon the average term and vesting schedules of the options. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore the existing valuation models do not provide a precise measure of the fair value of our employee stock options.

Recent Accounting Pronouncements

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

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements to add new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 rollforward.   The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to present the Level 3 rollforward on a gross basis, which is effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance was limited to the form and content of disclosures, and will not have a material impact on our consolidated results of operations and financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Off-Balance Sheet Arrangements

At March 31, 2010, we had no obligations that would require disclosure as off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined  in  Rules  13a-15(e) and 15d-15(e) of the  Exchange  Act (defined  below)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during or subsequent to the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which our property is the subject.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 30, 2010, we issued options to purchase 675,000 shares of common stock at $0.03125 per share to two consultants and a director.  These options expire seven (7) years after the grant date and vest over a period of three (3) years, with one-third of the options vesting on each anniversary of the grant date.  The options were issued in exchange for services.  This issuance is exempt from registration under the Act pursuant to section 4(2) as the options were issued by the Company and did not involve any public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation filed with the Nevada Secretary of State on September 17, 2007 (1)

3.2	Certificate of Change filed with the Nevada Secretary of State on March 15, 2010 (2)

3.3	Articles of Merger filed with the Nevada Secretary of State on March 15, 2010 (3)

4.1	Genesis Biopharma, Inc. 2010 Equity Compensation Plan(4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

*	Filed herewith
(1)	Incorporated by reference to Exhibit 3.1 to the Issuer’s Registration Statement on Form SB-2 filed on January 29, 2008.
(2)	Incorporated by reference to Exhibit 3(i).2 to the Issuer’s Current Report on Form 8-K filed on March 19, 2010.
(3)	Incorporated by reference to Exhibit 3(i).3 to the Issuer’s Current Report on Form 8-K filed on March 19, 2010.
(4)	Incorporated by reference to Exhibit 4.1 to the Issuer’s Annual Report on Form 10-K filed on March 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS BIOPHARMA, INC.

	By:	/s/ Robert T. Brooke
Robert T. Brooke
Date: May 14, 2010		Chief Executive Officer

	By:	/s/ Richard McKilligan
Richard McKilligan
Date: May 14, 2010		Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation filed with the Nevada Secretary of State on September 17, 2007 (1)

3.2	Certificate of Change filed with the Nevada Secretary of State on March 15, 2010 (2)

3.3	Articles of Merger filed with the Nevada Secretary of State on March 15, 2010 (3)

4.1	Genesis Biopharma, Inc. 2010 Equity Compensation Plan(4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

*	Filed herewith
(1)	Incorporated by reference to Exhibit 3.1 to the Issuer’s Registration Statement on Form SB-2 filed on January 29, 2008.
(2)	Incorporated by reference to Exhibit 3(i).2 to the Issuer’s Current Report on Form 8-K filed on March 19, 2010.
(3)	Incorporated by reference to Exhibit 3(i).3 to the Issuer’s Current Report on Form 8-K filed on March 19, 2010.
(4)	Incorporated by reference to Exhibit 4.1 to the Issuer’s Annual Report on Form 10-K filed on March 31, 2010.