Form 10-Q
period 2010-06-30
Genesis Biopharma, Inc
filed 2010-08-16
CIK 1425205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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
Yes  ☐  No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of August 9, 2010, there were 71,860,008 shares of common stock outstanding.

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

Genesis Biopharma, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$209,263	$8,257
Deposit	150	150
Prepaid expenses	5,000	-
TOTAL CURRENT ASSETS	214,413	8,407
INTANGIBLE ASSETS
Website, net of accumulated depreciation of $173	1,908	1,225
Intellectual property licenses	217,408	-
TOTAL ASSETS	$433,729	$9,632
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$15,777	$-
Due to director	-	23,120
TOTAL CURRENT LIABILITIES	15,777	23,120
STOCKHOLDERS' EQUITY
Common stock; $0.000041666 par value; 1,800,000,000 shares authorized; 71,860,008 and 121,440,000 shares issued and outstanding, respectively	2,994	5,060
Additional paid-in capital	641,755	55,940
Accumulated deficit	(226,797)	(74,488)
TOTAL STOCKHOLDERS' EQUITY	417,952	(13,488)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$433,729	$9,632

See notes to condensed consolidated financial statements

Genesis Biopharma, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Inception on September 17, 2007 to June 30,
	2010	2009	2010	2009	2010
REVENUE	$-	$-	$-	$-	$-
OPERATING EXPENSES:
General and administrative	84,629	3,345	152,309	9,957	226,797
LOSS FROM OPERATIONS	(84,629)	(3,345)	(152,309)	(9,957)	$(226,797)
NET LOSS	$(84,629)	$(3,345)	$(152,309)	$(9,957)	$(226,797)
NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	71,860,008	121,440,000	91,967,449	121,440,000

See notes to condensed consolidated financial statements

Genesis Biopharma, Inc.

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders'
	Shares	Amount	capital	Deficit	equity
Initial capitalization, sale of common stock to directors on September 17, 2007	96,000,000	$4,000	$4,000	$-	$8,000
Private placement closed December 31, 2007	25,440,000	1,060	51,940		53,000
Net loss for the period	-	-	-	(1,576)	(1,576)
Balance, December 31, 2007	121,440,000	5,060	55,940	(1,576)	59,424
Net loss for the period	-	-	-	(57,140)	(57,140)
Balance, December 31, 2008	121,440,000	5,060	55,940	(58,716)	2,284
Net loss for the period	-	-	-	(15,772)	(15,772)
Balance, January 1, 2010	121,440,000	5,060	55,940	(74,488)	(13,488)
Shares cancelled	(83,339,976)	(3,472)	3,472	-	-
Common Stock sold in Private Placement at $0.03125 per share	12,799,968	533	364,467		365,000
Common Stock issued for intellectual property	20,960,016	873	216,535		217,408
Fair value of vesting of stock options			1,341		1,341
Net loss for the period				(152,309)	(152,309)
Balance, June 30, 2010	71,860,008	$2,994	$641,755	$(226,797)	$417,952

See notes to condensed consolidated financial statements

Genesis Biopharma, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,		Inception on September 17, 2007 to June 30,

CASH FLOWS FROM OPERATING ACTIVITIES:	2010	2009	2010
Net loss	$(152,309)	$(9,957)	$(226,797)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization	173	666	2,948
Fair value of vesting of stock options	1,341		1,341
Loss on website	2,125		2,125
Changes in assets and liabilities:
Prepaid expenses	(5,000)	(152)	(5,000)
Accounts payable and accrued expenses	15,777	3,792	15,777
Deposit	-	-	(150)
Net cash used in operating activities	(137,893)	(5,651)	(209,756)
CASH FLOWS FROM INVESTING ACTIVITIES:
Website	(2,981)	-	(6,981)
Net cash used in investing activities	(2,981)	-	(6,981)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	365,000	-	426,000
Due to director	(23,120)	3,900	-
Net cash provided by financing activities	341,880	3,900	426,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	201,006	(1,751)	209,263
CASH AND CASH EQUIVALENTS, Beginning of period	8,257	2,905	-
CASH AND CASH EQUIVALENTS, End of period	$209,263	$1,154	$209,263
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Common stock issued for intellectual property	$217,408	$-	$217,408

See notes to condensed consolidated financial statements

GENESIS BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2010 and 2009 (Unaudited)

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

Basis of Presentation of Unaudited Financial Information

The unaudited financial statements of the Company for the three and six months ended June 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.  The balance sheet information as of December 31, 2009 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010. These financial statements should be read in conjunction with that report.

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

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve sustainable revenues and profitable operations. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. At June 30, 2010, the Company had not yet commenced any revenue-generating operations. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations.

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

For the three and six months ended June 30, 2010 and 2009, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities at June 30, 2010 consist of 1,150,000 options to acquire shares of the Company’s common stock.

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

Intangible Assets

The Company records intangible assets in accordance with guidance of the FASB.  Intangible assets consist mostly of intellectual property rights and are deemed to have indefinite lives that are not subject to annual amortization. The Company reviews, at least quarterly, its investment in intangible assets for impairment and if impairment is deemed to have occurred the impairment is charged to expense.  Accordingly, management compares the carrying value of the asset to its fair value in determining the amount of the impairment. No impairments were identified as of June 30, 2010.

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

The Company accounts for share-based payments to consultants by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) the date at which the necessary performance to earn the equity instruments is complete. Options granted to outside consultants are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting.

Website Costs

Costs incurred in connection with the creation of our website have been capitalized and are being amortized to expense over their estimated useful life of three years using the straight-line method.  During the six months ended June 30, 2010 we capitalized $2,081 of such development costs, expensed $2,125 of costs associated with the Company’s prior website that is no longer being used and accrued $173 of amortization.

Ongoing website post-implementation costs of operation, including training, application maintenance and creation of database content, will be charged to expense as incurred.

Recent Accounting Pronouncements

In April 2010, the FASB issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance, management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement this standard prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  As this guidance requires only additional disclosure, there should be no impact on the consolidated financial statements of the Company upon adoption.

In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Insitute of Certified Public Accountants (the “AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

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

Private Placements

Effective March 15, 2010, the Company sold to accredited investors pursuant to subscription agreements, in a private placement offering (the “Private Placement”), an aggregate of 12,799,968 shares (post-split) of its common stock (the “Shares”) at $0.03125 per share, for an aggregate purchase price of $400,000, resulting in net proceeds to the Company of $365,000, net of offering costs.  The Common Stock Subscription Agreements granted the investors “piggy-back” registration rights with respect to the Shares, pursuant to which the Company agreed, in the event the Company determines to register its common stock with the SEC, that it would include the Shares as part of the registration statement registering its common stock. The securities sold by the Company in the Private Placement were exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation S promulgated thereunder and pursuant to Section 4(2) thereunder.

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

On May 21, 2010, the Company granted options to purchase 100,000 shares of the Company’s common stock to a consultant at an exercise price of $0.03125.  These options vest over four (4) years and have a seven-year life.  The options were valued at $1,800, using the Black Scholes option pricing model. The following assumptions were utilized in valuing the options: strike price of $0.03125; term of seven (7) years; volatility of 54.25%; expected dividends 0%; and discount rate of 4%.

On May 26, 2010, the Company granted options to purchase 375,000 shares of the Company’s common stock to a director at an exercise price of $0.03125.  These options vest over three (3) years and have a seven-year life.  The options were valued at $6,750, using the Black Scholes option pricing model. The following assumptions were utilized in valuing the options: strike price of $0.03125; term of seven (7) years; volatility of 54.25%; expected dividends 0%; and discount rate of 4%.

As of June 30, 2010, the aggregate value of unvested options was $19,321, net of accumulated amortization of $2,054, which will continue to be amortized as compensation cost as the options vest, over 3 or 4 years, as applicable.  The options had no intrinsic value as of June 30, 2010.

At June 30, 2010, options outstanding are as follows:

	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2010	—	$—
Granted	1,150,000	$0.03125
Exercised	—	$—
Cancelled	—	$—
Balance at March 31, 2010	1,150,000	$0.03125

Additional information regarding options outstanding as of June 30, 2010 is as follows:

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable
$0.03125	1,150,000	7	$0.03125	—

NOTE 5.  LICENSE AGREEMENT

On March 15, 2010, we entered into a Patent and Know How Licence (the “License Agreement”) with Cancer Research Technology Limited, a company registered in England and Wales (“CRT”).  Pursuant to the License Agreement, CRT granted to the Company an exclusive, worldwide right and license in certain intellectual property related to a proprietary, therapeutic use of anti-CD55 antibodies, including rights to patents and patent applications related thereto, to research, develop, use, make, distribute, and sell products utilizing the licensed intellectual property.  The license granted to the Company expires on the later to occur of the expiration of the relevant licensed patent in the relevant country or 10 years after the date that the first therapeutic product was placed on the market in such country.  In consideration for the license, the Company agreed to pay to CRT $46,782 (£30,000) in royalties upon the effective date of the License Agreement which has been included as an expense in the accompanying statement of operations for the six months ended June 30, 2010.  In addition, the Company agreed to pay CRT additional royalties based on the achievement of certain milestones, including the consummation of financing by the Company and other milestones relating to the commencement of Phase III clinical studies, the filing of new drug applications, and the grant of marketing approval related to the licensed products.

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

Amounts due Former Director

As of December 31, 2009, the Company had amounts due a former director of $23,120.  The amounts due were unsecured, non-interest bearing and were due on demand. During the six months ended June 30, 2010, the Company repaid $4,983 of the amount due to the former director and the director forgave the remainder of the amount due of $18,137, which was recorded as miscellaneous income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2010 and 2009 should be read in conjunction with the notes to those financial statements that are included in Item 1 of Part 1 this Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.

Overview

Genesis Biopharma, Inc. (“we” or the “Company”) is a biopharmaceutical company engaged in the development and commercialization of drugs and other clinical solutions for underserved diseases, including metastatic cancers and lethal infectious diseases.  Our drug pipeline includes an anti-CD55 antibody therapy derived from a diagnostic used in over 100 cancer patients.  It has shown potential for therapeutic use in several large market cancer indications and in combination with rituximab, a biotechnology drug currently marketed by Roche and Biogen IDEC with worldwide 2009 sales in excess of $5 billion.  Genesis holds exclusive intellectual property rights for commercialization of its anti-CD55 therapy, with patent applications pending in various nations.  In addition to our anti-CD55 drug development program, we are seeking to convert promising academic research into low-risk and proprietary drug development programs, through efforts deemed Genesis Advanced Development Programs (“Genesis ADP”).  As part of these efforts, we are actively evaluating in-licensing and new business development opportunities.

Results of Operations

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009:

Operating Expenses

General and Administrative

Our general and administrative expenses increased from $3,012 for the three months ended June 30, 2009 to $84,456 for the three months ended June 30, 2010. In the 2010 period these expenses were primarily marketing and operating expenses related to the development of the Company’s products.  We expect these expenses to increase during the 2010 fiscal year as we implement our plan to develop our products.  This amount also included a one time gain of $18,137 related to the settlement of the amount due to a former director.

Amortization

Our amortization expense decreased from $333 in the three months ended June 30, 2009 to $173 for the three months ended June 30, 2010.  We expect depreciation and amortization expenses to increase as we invest in a new website and various other intellectual property.

Net Loss

We had a net loss of $3,345 for the three months ended June 30, 2009 compared to a net loss of $84,629 for the three months ended June 30, 2010.  As we are a development stage company and do not expect to earn significant revenues during the next fiscal year, we expect to continue to incur net losses and we expect those losses to increase during the 2010 fiscal year as we incur significant expenses to develop our products.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009:

Operating Expenses

General and Administrative

Our general and administrative expenses increased from $9,291 for the six months ended June 30, 2009 to $152,136 for the six months ended June 30, 2010. In the 2010 period these expenses represented marketing and other operating expenses related to the development of the Company’s products as well as intellectual property license fees and expenses related to the Company’s Securities and Exchange Commission (“SEC”) filings.  We expect these expenses to increase substantially during the 2010 fiscal year as we implement our plan to develop our products.

Amortization

Our amortization expense decreased from $666 in the six months ended June 30, 2009 to $173 for the six months ended June 30, 2010.  We expect depreciation and amortization expenses to increase as we invest in a new website and various other intellectual property.

Net Loss

We had a net loss of $9,957 for the six months ended June 30, 2009 compared to a net loss of $152,309 for the six months ended June 30, 2010.  As we are a development stage company and do not expect to earn significant revenues during the next fiscal year, we expect to continue to incur net losses and we expect those losses to increase during the 2010 fiscal year as we incur significant expenses to develop our products.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and loans from a director. Effective March 15, 2010, the Company sold to accredited investors pursuant to subscription agreements, in a private placement offering, an aggregate of 12,799,968 shares (post-split) of its common stock, for an aggregate purchase price of $365,000, net of offering costs.  We expect to issue additional shares and possibly incur debt.

As of June 30, 2010, we had cash of $209,263.

Net cash used in operating activities was $5,651 for the six months ended June 30, 2009 compared to net cash used in operating activities of $137,893 for the six months ended June 30, 2010.  This difference was primarily due to a larger net loss in the 2010 period.

Net cash provided by financing activities increased from $3,900 for the six months ended June 30, 2009 to $341,880 for the six months ended June 30, 2010 as a result of the private placement of the Company’s common stock, for an aggregate purchase price of $365,000, net of offering costs, during the 2010 period.

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

Intangible Assets

The Company records intangible assets in accordance with guidance of the Financial Accounting Standards Board (the “FASB”).  Intangible assets consist mostly of intellectual property rights and are deemed to have indefinite lives that are not subject to annual amortization. The Company reviews, at least quarterly, its investment in intangible assets for impairment and if impairment is deemed to have occurred the impairment is charged to expense.  Accordingly, management compares the carrying value of the asset to its fair value in determining the amount of the impairment. No impairments were identified as of June 30, 2010.

Stock-Based Compensation

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

Recent Accounting Pronouncements

In April 2010, the FASB issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance, management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement this standard prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  As this guidance requires only additional disclosure, there should be no impact on the consolidated financial statements of the Company upon adoption.

In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Off-Balance Sheet Arrangements

At June 30, 2010, we had no obligations that would require disclosure as off-balance sheet arrangements.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which our property is the subject.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 21, 2010, we issued options to purchase 100,000 shares of the Company’s common stock to a consultant at an exercise price of $0.03125.  These options expire seven (7) years after the grant date and vest over a period of four (4) years, with one-fourth of the options vesting on each anniversary of the grant date.  The options were issued in exchange for services.  This issuance is exempt from registration under the Act pursuant to section 4(2) as the options were issued by the Company to an accredited investor and did not involve any public offering.

On May 26, 2010, we issued options to purchase 375,000 shares of common stock at $0.03125 per share to a director of the Company.  These options expire seven (7) years after the grant date and vest over a period of three (3) years, with one-third of the options vesting on each anniversary of the grant date.  The options were issued in exchange for services.  This issuance is exempt from registration under the Act pursuant to section 4(2) as the options were issued by the Company to an accredited investor and did not involve any public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation filed with the Nevada Secretary of State on September 17, 2007 (1)

3.2	Certificate of Change filed with the Nevada Secretary of State on March 15, 2010 (2)

3.3	Articles of Merger filed with the Nevada Secretary of State on March 15, 2010 (3)

3.4	Bylaws(4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

*	Filed herewith
(1)	Incorporated by reference to Exhibit 3.1 to the Issuer’s Registration Statement on Form SB-2 filed on January 29, 2008.
(2)	Incorporated by reference to Exhibit 3(i).2 to the Issuer’s Current Report on Form 8-K filed on March 19, 2010.
(3)	Incorporated by reference to Exhibit 3(i).3 to the Issuer’s Current Report on Form 8-K filed on March 19, 2010.
(4)	Incorporated by reference to Exhibit 3.2 to the Issuer’s Registration Statement on Form SB-2 filed on January 29, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS BIOPHARMA, INC.

	By:	/s/ Robert T. Brooke
Robert T. Brooke
Date: August 16, 2010		Chief Executive Officer

	By:	/s/ Richard McKilligan
Richard McKilligan
Date: August 16, 2010		Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation filed with the Nevada Secretary of State on September 17, 2007 (1)

3.2	Certificate of Change filed with the Nevada Secretary of State on March 15, 2010 (2)

3.3	Articles of Merger filed with the Nevada Secretary of State on March 15, 2010 (3)

3.4	Bylaws (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

*	Filed herewith
(1)	Incorporated by reference to Exhibit 3.1 to the Issuer’s Registration Statement on Form SB-2 filed on January 29, 2008.
(2)	Incorporated by reference to Exhibit 3(i).2 to the Issuer’s Current Report on Form 8-K filed on March 19, 2010.
(3)	Incorporated by reference to Exhibit 3(i).3 to the Issuer’s Current Report on Form 8-K filed on March 19, 2010.
(4)	Incorporated by reference to Exhibit 3.2 to the Issuer’s Registration Statement on Form SB-2 filed on January 29, 2008.