Form 10-Q
period 2010-09-30
Genesis Biopharma, Inc
filed 2010-11-17
CIK 1425205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of November 12, 2010, there were 73,043,349 shares of common stock outstanding.

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

Genesis Biopharma, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$795,943	$8,257
Deposit	150	150
Prepaid expenses	5,000	-
TOTAL CURRENT ASSETS	801,093	8,407
INTANGIBLE ASSETS
Website, net of accumulated depreciation of $347 and $2,442	1,734	1,225
Intellectual property licenses	217,408	-
TOTAL ASSETS	$1,020,235	$9,632
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$25,492	$-
Derivative liability	546,730	-
Due to director	-	23,120
TOTAL CURRENT LIABILITIES	572,222	23,120
STOCKHOLDERS' EQUITY
Common stock; $0.000041666 par value; 1,800,000,000 shares authorized; 72,793,349 and 121,440,000 shares issued and outstanding, respectively	3,033	5,060
Additional paid-in capital	1,385,534	55,940
Accumulated deficit	(940,554)	(74,488)
TOTAL STOCKHOLDERS' EQUITY	448,013	(13,488)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,020,235	$9,632

See notes to condensed consolidated financial statements

Genesis Biopharma, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Inception on September 17, 2007 to September 30,
	2010	2009	2010	2009	2010
REVENUE	$-	$-	$-	$-	$-
OPERATING EXPENSES:
General and administrative	167,027	3,470	319,336	13,427	393,824
LOSS FROM OPERATIONS	(167,027)	(3,470)	(319,336)	(13,427)	$(393,824)
Fair Value of Derivatives liability upon issuance	(563,348)	-	(563,348)	-	(563,348)
Change in fair value of derivative liability	16,618	-	16,618	-	16,618
NET LOSS	$(713,757)	$(3,470)	$(866,066)	$(13,427)	$(940,554)
NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	72,002,038	121,440,000	85,165,525	121,440,000

See notes to condensed consolidated financial statements

Genesis Biopharma, Inc.
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders'
	Shares	Amount	capital	Deficit	equity
Initial capitalization, sale of common stock to directors on September 17, 2007	96,000,000	$4,000	$4,000	$-	$8,000
Private placement closed December 31, 2007	25,440,000	1,060	51,940		53,000
Net loss for the period	-	-	-	(1,576)	(1,576)
Balance, December 31, 2007	121,440,000	5,060	55,940	(1,576)	59,424
Net loss for the period	-	-	-	(57,140)	(57,140)
Balance, December 31, 2008	121,440,000	5,060	55,940	(58,716)	2,284
Net loss for the period	-	-	-	(15,772)	(15,772)
Balance, January 1, 2010	121,440,000	5,060	55,940	(74,488)	(13,488)
Shares cancelled	(83,339,976)	(3,472)	3,472	-	-
Common Stock sold in Private Placement at $0.03125 per share	12,799,968	533	364,467		365,000
Common Stock issued for intellectual property	20,960,016	873	216,535		217,408
Fair value of vesting of stock options			45,159		45,159
Common Stock sold in Private Placement at $0.75 per share	933,341	39	699,961		700,000
Net loss for the period				(866,066)	(866,066)
Balance, September 30, 2010	72,793,349	$3,033	$1,385,534	$(940,554)	$448,013

See notes to condensed consolidated financial statements

Genesis Biopharma, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,		Inception on September 17, 2007 to September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2010	2009	2010
Net loss	$(866,066)	$(13,427)	$(940,554)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization	347	999	3,122
Fair value of vesting of stock options	45,159	-	45,159
Loss on website	2,125	-	2,125
Fair value of derivative liability on issuance	563,348	-	563,348
Gain (loss) on fair value of derivative liability	(16,618)	-	(16,618)
Changes in assets and liabilities:
Prepaid expenses	(5,000)	(151)	(5,000)
Accounts payable and accrued expenses	25,492	4,392	25,492
Deposit	-	-	(150)
Net cash used in operating activities	(251,213)	(8,187)	(323,076)
CASH FLOWS FROM INVESTING ACTIVITIES:
Website	(2,981)	-	(6,981)
Net cash used in investing activities	(2,981)	-	(6,981)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	1,065,000	-	1,126,000
Due to director	(23,120)	5,900	-
Net cash provided by financing activities	1,041,880	5,900	1,126,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	787,686	(2,287)	795,943
CASH AND CASH EQUIVALENTS, Beginning of period	8,257	2,905	-
CASH AND CASH EQUIVALENTS, End of period	$795,943	$618	$795,943
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Common stock issued for intellectual property	$217,408	$-	$217,408

See notes to condensed consolidated financial statements

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited)

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

Basis of Presentation of Unaudited Financial Information

The unaudited financial statements of the Company for the three and nine months ended September 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.  The balance sheet information as of December 31, 2009 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010. These financial statements should be read in conjunction with that report.

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

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve sustainable revenues and profitable operations. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. At September 30, 2010, the Company had not yet commenced any revenue-generating operations. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations.

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

For the three and nine months ended September 30, 2010 and 2009, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities at September 30, 2010 consist of 1,150,000 options to acquire shares of the Company’s common stock and 933,348 warrants to acquire shares of the Company’s common stock.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2010.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$-0-	$-0-	$546,730	$546,730

Derivative financial instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For stock-based derivative financial instruments, the Company uses both the Black-Scholes-Merton and Binomial option pricing models to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Intangible Assets

The Company records intangible assets in accordance with guidance of the FASB.  Intangible assets consist mostly of intellectual property rights and are deemed to have indefinite lives that are not subject to annual amortization. The Company reviews, at least quarterly, its investment in intangible assets for impairment and if impairment is deemed to have occurred the impairment is charged to expense.  Accordingly, management compares the carrying value of the asset to its fair value in determining the amount of the impairment. No impairments were identified as of September 30, 2010.

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

Website Costs

Costs incurred in connection with the creation of our website have been capitalized and are being amortized to expense over their estimated useful life of three years using the straight-line method.  During the nine months ended September 30, 2010 we capitalized $2,081 of such development costs, expensed $2,125 of costs associated with the Company’s prior website that is no longer being used and accrued $347 of amortization.

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

On September 17, 2010, the Company closed a private placement offering with accredited investors providing for the issuance and sale, for an aggregate purchase price of $700,000, of (i) an aggregate of 933,341 shares of the Company’s common stock, (ii) warrants to purchase an aggregate of 466,674 shares of the Company’s common stock at an exercise price of $1.00 per share and (iii) warrants to purchase an aggregate of 466,674 shares of the Company’s common stock at an exercise price of $1.25 per share. Each of the warrant agreements included an anti-dilution provision that allowed for the automatic reset of the exercise price upon any future sale of common stock instruments at or below the current exercise price. The Company considered the current Financial Accounting Standards Board guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuer’s control, means the instrument is not indexed to the issuer’s own stock. Accordingly, the Company determined that as the strike price of these warrants contain exercise prices that may fluctuate based on the occurrence of future offerings or events, and as such is not a fixed amount.  As a result, the Company determined that these warrants are not considered indexed to the Company’s own stock and characterized the fair value of these warrants as derivative liabilities upon issuance. The fair value of the derivative liability was determined to be $563,348 upon issuance and recorded as a cost of the private placement (see Note 5).

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

As of September 30, 2010, the aggregate value of unvested options was $259,486, net of accumulated amortization of $45,159, which will continue to be amortized as compensation cost as the options vest, over 3 or 4 years, as applicable.  The options had intrinsic value of $754,943 as of September 30, 2010.

At September 30, 2010, options outstanding are as follows:

	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2010	—	$—
Granted	1,150,000	$0.03125
Exercised	—	$—
Cancelled	—	$—
Balance at September 30, 2010	1,150,000	$0.03125

Additional information regarding options outstanding as of September 30, 2010 is as follows:

	Options Outstanding			Options Exercisable
Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable
$0.03125	1,150,000	7	$0.03125	—

Warrants

At September 30, 2010, warrants outstanding are as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, January 1, 2010	—	$—
Granted	933,348	1.13
Exercised	—
Balance at September 30, 2010	933,348	$1.13

On September 17, 2010, the Company issued warrants to purchase 466,674 shares of the Company’s common stock at an exercise price of $1.00 per share and warrants to purchase 466,674 shares of the Company’s common stock at an exercise price of $1.25 per share. Each of the warrant agreements included an anti-dilution provision that allowed for the automatic reset of the exercise price upon any future sale of common stock instruments at or below the current exercise price. The Company considered the current Financial Accounting Standards Board guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuer’s control, means the instrument is not indexed to the issuer’s own stock. Accordingly, the Company determined that as the strike price of these warrants contain exercise prices that may fluctuate based on the occurrence of future offerings or events, and as such is not a fixed  amount. As a result, the Company determined that these warrants are not considered indexed to the Company’s own stock and characterized the fair value of these warrants as derivative liabilities upon issuance.

The above warrants are fully vested and have a five year contractual life.  There was no intrinsic value to these warrants as of September 30, 2010.

NOTE 5 - DERIVATIVE LIABILITY

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The warrants issued related to the private placement described in Note 4 do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future.  The warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using weighted average Black-Scholes-Merton and Binomial valuation techniques with the following assumptions:

	September 30, 2010 (Unaudited)	September 17, 2010 (date of issuance)
Warrants:
Risk-free interest rate	.80%	.80%
Expected volatility	52.45%	52.45%
Expected life (in years)	4.96 years	5 years
Expected dividend yield	0%	0%

Fair Value Warrants	$546,730	$563,348

The risk-free interest rate was based on rates established by the Federal Reserve Bank, the Company uses the historical volatility of its common stock, and the expected life of the instruments is determined by the expiration date of the instrument.  The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

As of September 30, 2010, the aggregate derivative liability of the warrants was $546,730.  For the quarterly period ended September 30, 2010, the Company recorded a change in fair value of the derivative liabilities of $16,618.  At December 31, 2009, no derivative instruments were recorded.

NOTE 6.  LICENSE AGREEMENT

On March 15, 2010, we entered into a Patent and Know How Licence (the “License Agreement”) with Cancer Research Technology Limited, a company registered in England and Wales (“CRT”).  Pursuant to the License Agreement, CRT granted to the Company an exclusive, worldwide right and license in certain intellectual property related to a proprietary, therapeutic use of anti-CD55 antibodies, including rights to patents and patent applications related thereto, to research, develop, use, make, distribute, and sell products utilizing the licensed intellectual property.  The license granted to the Company expires on the later to occur of the expiration of the relevant licensed patent in the relevant country or 10 years after the date that the first therapeutic product was placed on the market in such country.  In consideration for the license, the Company agreed to pay to CRT $46,782 (£30,000) in royalties upon the effective date of the License Agreement which has been included as an expense in the accompanying statement of operations for the nine months ended September 30, 2010.  In addition, the Company agreed to pay CRT additional royalties based on the achievement of certain milestones, including the consummation of financing by the Company and other milestones relating to the commencement of Phase III clinical studies, the filing of new drug applications, and the grant of marketing approval related to the licensed products.

NOTE 7. RELATED PARTY TRANSACTIONS

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

Amounts due Former Director

As of December 31, 2009, the Company had amounts due a former director of $23,120.  The amounts due were unsecured, non-interest bearing and were due on demand. During the nine months ended September 30, 2010, the Company repaid $4,983 of the amount due to the former director and the director forgave the remainder of the amount due of $18,137, which was recorded as miscellaneous income.

NOTE 8. SUBSEQUENT EVENTS

On October 22, 2010, the Company closed a private placement offering pursuant to which it entered into a Private Placement Subscription Agreement with an accredited investor providing for the issuance and sale of 250,000 shares of the Company’s common stock for a purchase price of $250,000.  This offering triggered anti-dilution provisions contained in certain warrants previously issued because the $1.00 purchase price per share in the offering is lower than the $1.25 exercise price of those warrants. As a result, effective October 22, 2010, the exercise price of 466,667 warrants issued on September 17, 2010 was reduced to $1.00 per share and the holders of those warrants have become entitled to purchase an aggregate of 116,674 additional shares of the Company’s common stock upon exercise of those warrants, bringing the total number of shares of common stock underlying those warrants to 583,348.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2010 and 2009 should be read in conjunction with the notes to those financial statements that are included in Item 1 of Part 1 of this Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.

Overview

Genesis Biopharma, Inc. (“we” or the “Company”) is a biopharmaceutical company engaged in the development and commercialization of drugs and other clinical solutions for underserved diseases, including metastatic cancers and lethal infectious diseases.  Our drug pipeline includes an anti-CD55 antibody therapy derived from a diagnostic used in over 100 cancer patients.  It has shown potential for therapeutic use in several large market cancer indications and in combination with rituximab, a biotechnology drug currently marketed by Roche and Biogen IDEC with worldwide 2009 sales in excess of $5 billion.  Genesis holds exclusive intellectual property rights for commercialization of its anti-CD55 therapy, with patent applications pending in various nations.  In addition to our anti-CD55 drug development program, we are seeking to convert promising academic research into low-risk and proprietary drug development programs, through efforts referred to as  Genesis Advanced Development Programs (“Genesis ADP”).  As part of these efforts, we are actively evaluating in-licensing and new business development opportunities.

Results of Operations

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009:

Operating Expenses

General and Administrative

Our general and administrative expenses increased from $3,470 for the three months ended September 30, 2009 to $167,027 for the three months ended September 30, 2010. In the 2010 period these expenses were primarily marketing and operating expenses related to the development of the Company’s products.  We expect these expenses to remain at or above this level during the 2010 fiscal year as we implement our plan to develop our products.  We also plan to undertake an investor relations campaign during the next twelve months that will require significant resources.

Amortization

Our amortization expense decreased from $333 in the three months ended September 30, 2009 to $174 for the three months ended September 30, 2010.  We expect depreciation and amortization expenses to increase as we invest in a new website and various other intellectual property.

Fair value of derivative liability

During the quarter ended September 30, 2010, we recorded private placement costs and a corresponding derivative liability related to the issuance of warrants of $563,348, and a gain as a result of a decrease in the fair market value of those warrants of $16,618.  No such costs or gains were recognized in the 2009 period.

Net Loss

We had a net loss of $3,470 for the three months ended September 30, 2009 compared to a net loss of $713,757 for the three months ended September 30, 2010.  As we are a development stage company and do not expect to earn significant revenues during the next fiscal year, we expect to continue to incur net losses and we expect those losses to increase during the 2010 fiscal year as we incur significant expenses to develop our products.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009:

Operating Expenses

General and Administrative

Our general and administrative expenses increased from $13,427 for the nine months ended September 30, 2009 to $319,336 for the nine months ended September 30, 2010. In the 2010 period these expenses represented marketing and other operating expenses related to the development of the Company’s products as well as intellectual property license fees and expenses related to the Company’s Securities and Exchange Commission (“SEC”) filings.  We expect these expenses to remain high during the remainder of the 2010 fiscal year as we implement our plan to develop our products.

Amortization

Our amortization expense decreased from $666 in the nine months ended September 30, 2009 to $347 for the nine months ended September 30, 2010.  We expect depreciation and amortization expenses to increase as we invest in a new website and various other intellectual property.

Fair value of derivative liability

During the nine months ended September 30, 2010, we recorded private placement costs and a corresponding derivative liability related to the issuance of warrants of $563,348, and a gain as a result of a decrease in the fair market value of those warrants of $16,618.  No such costs or gains were recognized in the 2009 period.

Net Loss

We had a net loss of $13,427 for the nine months ended September 30, 2009 compared to a net loss of $866,066 for the nine months ended September 30, 2010.  As we are a development stage company and do not expect to earn significant revenues during the next fiscal year, we expect to continue to incur net losses and we expect those losses to increase during the 2010 fiscal year as we incur significant expenses to develop our products.

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

As of September 30, 2010, we had cash of $795,943.

Net cash used in operating activities was $8,187 for the nine months ended September 30, 2009 compared to net cash used in operating activities of $251,213 for the nine months ended September 30, 2010.  This difference was primarily due to a larger net loss in the 2010 period, partially offset by the recognition of a liability for the fair market value of warrants issued in the 2010 period.

Net cash provided by financing activities increased from $5,900 for the nine months ended September 30, 2009 to $1,041,880 for the nine months ended September 30, 2010 as a result of two private placements of the Company’s common stock, for an aggregate purchase price of $1,065,000, net of offering costs, during the 2010 period.

We believe that our current cash resources will be sufficient to sustain our current operations for approximately six (6) months.   We will need to obtain additional cash resources during the next year in order to develop our products and to undertake our planned investor relations campaign.  We expect to engage in additional sales of debt or equity securities. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations. We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all.

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

Intangible Assets

The Company records intangible assets in accordance with guidance of the Financial Accounting Standards Board (the “FASB”).  Intangible assets consist mostly of intellectual property rights and are deemed to have indefinite lives that are not subject to annual amortization. The Company reviews, at least quarterly, its investment in intangible assets for impairment and if impairment is deemed to have occurred the impairment is charged to expense.  Accordingly, management compares the carrying value of the asset to its fair value in determining the amount of the impairment. No impairments were identified as of September 30, 2010.

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

Off-Balance Sheet Arrangements

At September 30, 2010, we had no obligations that would require disclosure as off-balance sheet arrangements.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which our property is the subject.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any equity securities during the period covered by this Quarterly Report that were not registered under the Securities Act of 1933, as amended, other than those previously included in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits

The Exhibit Index set forth on the page immediately following the signature page hereto is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS BIOPHARMA, INC.

	By:	/s/ Robert T. Brooke
Robert T. Brooke
Date: November 16, 2010		Chief Executive Officer

	By:	/s/ Richard McKilligan
Richard McKilligan
Date: November 16, 2010		Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger between Freight Management Corp. (renamed Genesis Biopharma, Inc.) and Genesis Biopharma Inc. dated March 15, 2010 (1)

3.1	Articles of Incorporation, as amended*

3.2	Bylaws (2)

4.1	Form of Series A Common Stock Purchase Warrant (3)

4.2	Form of Series B Common Stock Purchase Warrant (3)

10.1	Form of Private Placement Subscription Agreement (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

*	Filed herewith
(1)	Incorporated by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on March 19, 2010.
(2)	Incorporated by reference to Exhibit 3.2 to the Issuer’s Registration Statement on Form SB-2 filed on January 29, 2008.
(3)	Incorporated by reference to the exhibit of the same number to the Issuer’s Current Report on Form 8-K filed on September 23, 2010.