Form 10-K
period 2010-12-31
Genesis Biopharma, Inc
filed 2011-04-14
CIK 1425205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from_____ to

Commission file number: 000-53127

GENESIS BIOPHARMA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	75-3254381
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11500 Olympic Boulevard, Suite 400, Los Angeles, CA	90064
(Address of Principal Executive Offices)	(Zip Code)

(866) 963-2220
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or non-accelerated filer (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act) (Check one).

Large accelerated filer ☐                     Accelerated filer ☐

 Non-accelerated filer ☐  (do not check if a smaller reporting company)       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐     No  ☒

The aggregate market value of the registrant’s common stock, $0.000041666 par value per share, on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $73,297,208.  As of April 14, 2011, there were 70,683,349 shares of the registrant’s common stock outstanding.

PART I

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” and “the Company” refer to Genesis Biopharma, Inc., a Nevada corporation that was formerly known as Freight Management Corp.  On March 15, 2010, the Company effected a 24−for−1 forward stock split.  All share numbers have been adjusted to reflect the foregoing stock split.

Item 1. Business

Overview

Genesis Biopharma, Inc. (formerly named Freight Management Corp.) (“we” or the “Company”) was incorporated in the State of Nevada on September 17, 2007 to engage in the development of an internet-based, intelligent online system for business owners, freight forwarders, and business people in the shipping/freight industry and export/import industry who require assistance with their freight and shipping related inquiries. The Company never engaged in the online freight business, and was an inactive company until March 15, 2010.  The Company owned all of the issued and outstanding shares of Genesis Biopharma, Inc., a Nevada corporation (“Subsidiary”).  On March 15, 2010, the Subsidiary merged with and into the Company (the “Consolidation”), with the Company as the surviving corporation. The Company and Subsidiary filed Articles of Merger on March 15, 2010 with the Secretary of State of Nevada, along with the Agreement and Plan of Merger entered into by the two parties effective as of March 15, 2010 (the “Merger Agreement”).  The Merger Agreement and the Articles of Merger amended the Company’s Articles of Incorporation and changed the Company’s name to “Genesis Biopharma, Inc.”

Effective March 15, 2010, prior to the Consolidation, the Company and Subsidiary entered into that certain Asset Purchase Agreement (the “Purchase Agreement”) with Hamilton Atlantic, a Cayman Islands company (“Hamilton”), whereby Hamilton sold, and Subsidiary acquired, all of Hamilton’s rights, title and interest to certain assets related to the development and commercialization of biotechnology drugs, primarily anti-CD55+ antibodies (the “Anti-CD55+ Antibody Program”), including certain patents, patent applications, materials, and know-how. The Anti-CD55+ Antibody Program consists of antibodies that could be developed and commercialized for the treatment of cancer. As consideration, the Company agreed to issue to Hamilton 20,960,016 shares of the Company’s common stock.  As a result of the Consolidation, the Company acquired all of the assets and contractual rights, and assumed all of the liabilities, of Subsidiary, including all of the assets acquired pursuant to the Purchase Agreement.

On March 15, 2010, after the effectiveness of the Consolidation, we entered into a Patent and Know How License (the “License Agreement”) with Cancer Research Technology Limited, a company registered in England and Wales.  Pursuant to the License Agreement, we were granted an exclusive, worldwide right and license in certain intellectual property related to a proprietary, therapeutic use of anti-CD55+ antibodies, including rights to patents and patent applications related thereto, to research, develop, use, make, distribute, and sell products utilizing the licensed intellectual property.

As a result of the acquisition of the assets related to the Anti-CD55+ Antibody Program and the License Agreement, we abandoned our plan to engage in the internet-based, freight forwarders’ shipping/freight business, and have commenced operations as a biopharmaceutical company engaged in the development and commercialization of drugs and other clinical solutions for certain diseases, including metastatic cancers.

Organizational Matters

On March 15, 2010, we changed our name to “Genesis Biopharma, Inc.”  Our principal executive offices are currently located at 11500 Olympic Boulevard, Suite 400, Los Angeles, California 90064, and our current telephone number at that address is (866) 963-2220.  We maintain a website at: www.genesis-biopharma.com.  Our annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to this company are available on our website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. Our Internet website and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Annual Report on Form 10-K.

Plan of Operation

For the coming year we plan to continue to develop proprietary products that provide sustained clinical value. Such products will likely be directed towards aggressive diseases such as metastatic cancers, although other large underserved markets will be targeted as well. The key elements of our business strategy that we plan on implementing are as follows:

*	Advancing, selectively and cost-effectively, certain product candidates based on proof-of-concept studies and ongoing assessment of their commercial development potential;

*	Establishing strategic relationships to obtain access to additional development, commercial, or financial resources; and

*	Licensing or acquiring enabling technologies and complementary drug candidates, preferably at the clinical stage.

GBP-102 Development Plans

GBP-102 is a chimeric monoclonal antibody targeting the CD55 antigen that is over-expressed on approximately 80 percent of solid tumors. The mouse monoclonal antibody version of GBP-102 has previously been used extensively as an immunodiagnostic agent in humans. GBP-102 has the potential for therapeutic use in a wide range of cancers as either a monotherapy or as an adjuvant therapy in combination with other marketed cancer therapeutic agents. We believe GBP-102 has potential to be developed as a platform technology.

Colorectal cancer monotherapy is a likely indication for GBP-102. The market for similar targeted colorectal cancer therapies was $7 billion in 2006, based on information obtained from BioPlan Associates. The market success of these drugs is unusual in that they do not typically replace other drugs. They are often added to therapy regimes, having the effect of adding to the total colorectal cancer market. Some regimes are also increasing from two to three drugs, creating additional market opportunity. In addition to colorectal cancer, CD55 may have broad applicability in other cancers given that CD55 is over-expressed on 80 percent of solid tumors. Other indications include potential for treating breast and lung cancers.

Additional Plans for Drug Discovery Activities and Clinical Applications

We will also focus our efforts on the commercialization of autologous cell therapy technologies for the treatment of various cancers.  Autologous cell therapy is a treatment that uses a cancer patient’s own T lymphocytes which possess anti-tumor activity.  These anti-tumor T lymphocytes (tumor infiltrating lymphocytes) are isolated from the patient’s tumor, expanded in vitro to great numbers, then reinfused into the patient to kill the patient’s cancer cells.  Autologous cell therapy using tumor infiltrating lymphocytes has proven itself as one of the most effective treatments for the treatment of metastatic melanoma.  Objective response rates of 50% or more have been reported in advanced melanoma patients who undergo chemotherapy and total body radiation immediately prior to reinfusion of the tumor infiltrating lymphocytes.  Our initial focus will be to acquire rights to certain technologies and intellectual property related to the use of autologous cell therapy for the treatment of metastatic melanoma.  We will also focus our efforts on establishing partnerships with leading researchers and their institutions, and with development/manufacturing organizations in the field of autologous cell therapy.

Cancer Research Technology Limited License

On March 15, 2010, we entered into a Patent and Know How License (the “License Agreement”) with Cancer Research Technology Limited, a company registered in England and Wales (“CRT”).  Pursuant to the License Agreement, CRT granted to the Company an exclusive, worldwide right and license in certain intellectual property related to a proprietary, therapeutic use of anti-CD55+ antibodies, including rights to patents and patent applications related thereto, to research, develop, use, make, distribute, and sell products utilizing the licensed intellectual property. The licensed rights include, among other rights, certain know-how, the mouse monoclonal antibody called 791T/36, the hybridoma ATCC Hybridoma Number HB9173 which produces 791T/36 owned by CRT, and Patent Application Number PCT/GB2003/005163 (and all foreign equivalents thereof).  The License Agreement expires on the later to occur of the expiration of the relevant licensed patent in the relevant country, or 10 years after the date that the first therapeutic product was placed on the market in such country.  In consideration for the license, the Company agreed to pay to CRT $46,872 (£30,000) in royalties upon the effective date of the License Agreement, and an additional $49,104 (£30,000) was paid in 2010 upon the achievement of the first milestone.

In addition, the Company agreed to pay CRT additional royalties based on the achievement of certain milestones, as follows:

▪	£25,000 (twenty five thousand pounds sterling) on filing of IND or equivalent in each of the U.S. and the European Economic Area;
▪	£75,000 (seventy five thousand pounds sterling) on the commencement of Phase III clinical or Pivotal Registration Studies in each of the U.S. and the European Economic Area;
▪	£200,000 (two hundred thousand pounds sterling) on the filing of a new drug application or equivalent application in each of the U.S. and the European Economic Area;
▪	and £250,000 (two hundred and fifty thousand pounds sterling) on the grant of the initial Marketing Approval in each of the U.S. and the European Economic Area; and
▪
and £50,000 (fifty thousand pounds sterling) on the grant of marketing approval in each of the following groups of countries: (i) the European Economic Area; (ii) Japan, Australia and New Zealand; and  (iii) the United States of America and Canada.

Intellectual Property

The unique binding specificity of the GBP-102 parent mouse monoclonal antibody to CD55 underpins the strength of the intellectual property position, allowing potential protection for use in cancer as a monotherapy or in combination therapies.  It is the subject of eight (8) patent applications in major markets, including the United States, European Union, and Japan.  Exclusive and worldwide patent rights are licensed from CRT.  In addition, we have acquired the rights to eleven (11) patents and patent applications related primarily to the Anti-CD55+ Antibody Program through our asset purchase transaction with Hamilton.

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

Employees

We have 5 employees, all of whom are part-time employees.  Our Chief Executive Officer, Anthony Cataldo, and our Chief Financial Officer, Michael Handelman, are part-time employees who have agreed to provide their services as needed by us.  We plan to increase our number of full-time employees to approximately 30-50 persons.  We do and will continue to outsource contract employment as needed.

Item 1A.  Risk Factors

The risks described below may not be the only ones relating to our company.  Additional risks that we currently believe are immaterial may also impair our business operations.  Our business, financial conditions and future prospects and the trading price of our common stock could be harmed as a result of any of these risks.  Investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2010, including our financial statements and related notes, and our other filings from time to time with the Securities and Exchange Commission.

Risks Related To Our Business

We are a development-stage biopharmaceutical company subject to all of the risks and uncertainties of a new business, including the risk that we may never market any products or generate revenues.

We are a development stage biopharmaceutical company.  We have not conducted any significant operations to date or received any operating revenues.  Potential investors should be aware of the problems, delays, expenses and difficulties encountered by an enterprise in our stage of development, many of which may be beyond our control.  These include, but are not limited to, problems relating to product development, testing, regulatory compliance, manufacturing, marketing, costs and expenses that may exceed current estimates and competition.  No assurance can be given that any future technologies or products will be successfully developed, commercialized and accepted by the marketplace or that sufficient revenues will be realized to support operations or future research and development programs and if our development efforts are unsuccessful the value of the our common stock could decrease and you could lose your entire investment.

We currently have no revenues, a limited amount of cash available, and will need to raise substantial additional capital to operate our business.

We do not expect to generate any revenues until, and if, we receive approval from the FDA and other regulatory authorities for our product candidates allowing us to sell our drugs.  Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from cash on hand, investment from new and existing investors, licensing fees, and grants.  Based on our current development plans and projected overhead expenses, we expect that our current cash levels will be sufficient to fund our operations only until the third quarter of 2011.  Accordingly, we will need to seek additional sources of financing, which may not be available on favorable terms, if at all.  If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned pre-clinical testing and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities.  Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders.  If we are unable to obtain sufficient capital on a timely basis, the development of our current or any future product candidates is likely to be delayed, and we could be forced to reduce the scope of our research and development projects or otherwise limit or terminate our operations altogether.

We are not currently profitable and may never become profitable, which could reduce the value of your investment.

We have not generated any revenues and have incurred operating losses since our inception.  We expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability.  Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable.  We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

•	continue to undertake pre-clinical development and clinical trials for our product candidates;

•	seek regulatory approvals for our product candidates;

•	in-license or otherwise acquire additional products or product candidates;

•	add internal systems and infrastructure; and

•	hire additional personnel.

We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures.  As a result, we will need to generate significant revenues in order to achieve and maintain profitability.  We may not be able to generate these revenues or achieve profitability in the future.  Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

Our limited operating experience could make our operations inefficient or ineffective, causing your investment to diminish in value.

We are a development-stage company and have not demonstrated our ability to perform the functions necessary for the successful commercialization of any of our product candidates.  The successful commercialization of our product candidates will require us to perform a variety of functions, including:

•	continuing to undertake pre-clinical development and clinical trials;

•	participating in regulatory approval processes;

•	formulating and manufacturing products; and

•	conducting sales and marketing activities.

Our management team has limited experience in performing these functions and may not perform them efficiently or effectively.

We currently have no full time management.  If we are unable to hire qualified personnel, our ability to grow we may not be able to implement our business plan and if we are unable to do so, the value of our common stock could be reduced.

We currently have five employees, all of whom are part-time employees.  Attracting and retaining qualified personnel will be critical to our success. Our success is highly dependent on the hiring and retention of key personnel and scientific staff.  Certain of our current officers, directors, scientific advisors and/or consultants or certain of the officers, directors, scientific advisors and/or consultants hereafter appointed may from time to time serve as officers, directors, scientific advisors and/or consultants of other biopharmaceutical or biotechnology companies. There can be no assurance that such other companies will not have interests in conflict with ours. The loss of key personnel or the failure to recruit necessary additional personnel does and will further impede the achievement of development objectives.  There is intense competition for qualified personnel in our area of activities, and there can be no assurance that we will be able to continue to attract and retain the qualified personnel necessary for the development of its respective business.

We will need to outsource and rely on third parties for the clinical development and manufacture, sales and marketing of our current product candidates or any future product candidates, and our future success will be dependent on the timeliness and effectiveness of the efforts of these third parties.

We do not have the required financial and human resources to carry out on our own all the pre-clinical and clinical development for our product candidates or any other or future product candidates, and do not have the capability and resources to manufacture, market or sell our current product candidates or any future product candidates.  We rely, in substantial part, and for the foreseeable future will rely, on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of regulatory approval, clinical management, manufacturing, marketing and sales.  There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements.  If we are unable to retain the services of qualified personnel we may not be able to develop the products we intend to develop and the value of our common stock could be reduced.

We may not obtain the necessary U.S. or worldwide regulatory approvals to commercialize our product candidates, which could affect our ability to market our products and generate future revenues.

We will need FDA approval to commercialize our product candidates in the U.S. and approvals from the FDA equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any of our product candidates, we must submit to the FDA a New Drug Application, or NDA, demonstrating that the product candidate is safe for humans and effective for its intended use.  This demonstration requires significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials.  Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing.  We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses.  The FDA has substantial discretion in the drug approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies.  The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review.  Delays in obtaining regulatory approvals may:

•	delay commercialization of, and our ability to derive product revenues from, our product candidates;

•	impose costly procedures on us; and

•	diminish any competitive advantages that we may otherwise enjoy.

Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our NDAs.  We cannot be sure that we will ever obtain regulatory clearance for our product candidate.  Failure to obtain FDA approval of any of our product candidates will severely undermine our business by reducing our number of salable products and, therefore, corresponding product revenues.

In foreign jurisdictions, we must receive approval from the appropriate regulatory authorities before we can commercialize our drugs.  Foreign regulatory approval processes generally include all of the risks associated with the FDA approval procedures described above. We cannot assure you that we will receive the approvals necessary to commercialize our product candidate for sale outside the United States.

Our products use novel alternative technologies and therapeutic approaches, which have not been widely studied and if these technologies are ineffective we may never develop viable products and the value of our common stock could decrease.

Our product development efforts focus on novel alternative therapeutic approaches and new technologies that have not been widely studied.  These approaches and technologies may not be successful.  We are applying these approaches and technologies in our attempt to discover new treatments for conditions that are also the subject of research and development efforts of many other companies and if they are found to be ineffective the value of our common stock may decrease.

If our competitors, including those who have greater resources and experience than we do, develop products or technologies that make ours obsolete or noncompetitive the value of our common stick could decrease.

Many companies are engaged in the pursuit of safe and effective therapeutics for cancer, infectious diseases, and other clinical indications of interest to the Company.  Our future success will depend on our ability to maintain a competitive position with respect to technological advances.  Technological developments by others may result in our products becoming obsolete.

We are subject to significant competition from pharmaceutical and biotechnology companies, academic and research institutions, and government or other publicly-funded agencies that are pursuing the development of therapeutic products and technologies that are substantially similar to our proposed therapeutic products and technologies, or that otherwise address the indications we are pursuing.  Our most significant competitors include major biotechnology companies such as Genentech, Amgen, Genzyme, Gilead Sciences, and Biogen Idec, and major pharmaceutical companies such as Merck, Pfizer, Sanofi-Aventis, Novartis, Johnson & Johnson, and Eli Lilly.  All of these companies, and most of our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources, and experience than we do.  Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the United States and internationally.

Universities and public and private research institutions are also potential competitors.  While these organizations primarily have educational objectives, they may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products.  We may attempt to license these proprietary technologies, but these licenses may not be available to us on acceptable terms, if at all.

Our competitors, either alone or with their collaborative partners, may succeed in developing technologies or products that are more effective, safer, more affordable or more easily commercialized than ours, and our competitors may obtain intellectual property protection or commercialize products sooner than we do.  Developments by others may render our product candidates or our technologies obsolete making it difficult for us to generate revenues and the value of our common stock could decrease.

If we are unable to finance clinical trials, or support them in any way, our clinical trials may not be completed and our business may fail.

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements.  The clinical trial process is also time-consuming. We estimate that clinical trials of our product candidates will take at least several years to complete.  Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials.  The commencement and completion of clinical trials may be delayed by several factors, including:

•	unforeseen safety issues;

•	determination of dosing issues;

•	lack of effectiveness during clinical trials;

•	slower than expected rates of patient recruitment;

•	inability to monitor patients adequately during or after treatment; and

•	inability or unwillingness of medical investigators to follow our clinical protocols.

In addition, we or the FDA may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in the conduct of these trials.

If the results of our clinical trials do not support our product candidate claims the value of our common stock may decrease.

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims.  Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing.  The clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates.

In addition, our clinical trials involve a small patient population.  Because of the small sample size, the results of these clinical trials may not be indicative of future results.  Any delay in, or termination of, our clinical trials will delay the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and could result in decrease in the value of our common stock.

If physicians and patients do not accept and use our drugs, we may be unable to generate revenue from our products.

Even if the FDA approves our product candidates, physicians and patients may not accept and use them.  Acceptance and use of our product will depend upon a number of factors including:

•	perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drugs;

•	cost-effectiveness of our product relative to competing products;

•	availability of reimbursement for our products from government or other healthcare payers; and

•	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

Because we expect sales of our current product candidates, if approved, to generate substantially all of our revenues for the foreseeable future, the failure of any of these drugs to find market acceptance would harm our business and could require us to seek additional financing.

We have no commercial manufacturing capability and if we cannot find  third parties to manufacture our product candidates and the materials used to make them we may be unable to generate revenue.

Completion of any clinical trials and commercialization of our product candidates require access to, or the development of, facilities to manufacture a sufficient supply of our proteins, enzymes, and other reagents needed to produce and commercialize our technology.  Since we currently have no manufacturing capability of our own, we are highly dependent on CMOs to produce these materials for us or our collaborators for non-clinical, clinical and/or commercial purposes. Our success depends on our ability to have these compounds manufactured on a commercial scale or to obtain commercial quantities, in either case, at reasonable cost.  We may not be able to procure sufficient quantities of the products we develop, or the materials used to make them, to meet our or our collaborators' needs for non-clinical or clinical development or commercialization.  We may compete with other parties for access to manufacturing facilities and suitable alternatives may be unavailable to us. As a result, our product candidates may suffer delays in manufacture if our CMOs give other products greater priority than our product candidates or the materials needed to make them.  It is time-consuming and expensive to change contract manufacturers for pharmaceutical products, particularly when the products are under regulatory review in a New Drug Application process.  If we fail to maintain essential manufacturing and service relationships, we may not be able to replace an important CMO or to develop our own manufacturing capabilities, either of which could impede our ability to obtain regulatory approval for our product candidates and delay or prevent our or our collaborators' product development and commercialization.  If we do find replacement CMOs, we may not be able to enter into agreements with them on terms and conditions favorable to us and, there could be a considerable delay before a new facility could be qualified and registered with the appropriate authorities.  If we encounter delays or difficulties in connection with manufacturing, commercialization of our products and technology could be delayed, we could have difficulty generating revenue.

The manufacture of our product candidates is a complex and highly-regulated process. If any of our CMOs encounter problems manufacturing materials for us, we may not generate revenue and the price of our common stock could decrease.

The FDA and foreign regulators require manufacturers to register manufacturing facilities.  The FDA and foreign regulators also inspect these facilities to confirm compliance with cGMP or similar requirements that the FDA or foreign regulators establish.  The manufacture of product candidates and key reagents at any facility will be subject to strict quality control, testing, and record keeping requirements, and continuing obligations regarding the submission of safety reports and other post-market information.  Ultimately, we, our CMOs, or other suppliers may not meet these requirements.  Our CMOs may face manufacturing or quality control problems causing product production and shipment delays or a situation where we or they may not be able to maintain compliance with the FDA's cGMP requirements, or those of foreign regulators, necessary to continue manufacturing our product candidates and materials.  Any failure to comply with cGMP requirements or other FDA or foreign regulatory requirements could adversely affect our clinical research activities and our ability to market and develop our products candidates.

Additionally, we and the third parties with whom we contract to manufacture our proteins face the significant, normal scale-up risks associated with protein manufacturing: proteins are difficult to produce; it is difficult to scale up protein manufacturing processes; and it is expensive to produce proteins.  These process manufacturing and/or regulatory problems could increase the cost, delay the timeline, or render unfeasible the commercial launch of our product candidates, reducing our ability to generate revenue.

If we are unable to effectively  market and distribute our products we may be unable to generate significant revenue.

We currently have no sales, marketing or distribution capabilities.  We do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of its proposed products.  Our future success depends, in part, on our ability to enter into and maintain such collaborative relationships, the collaborator’s strategic interest in the products under development and such collaborator’s ability to successfully market and sell any such products.  We intend to pursue collaborative arrangements regarding the sales and marketing of our products, however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that they will have effective sales forces.  To the extent that we decide not to, or are unable to, enter into collaborative arrangements with respect to the sales and marketing of its proposed products, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with technical expertise.  There can also be no assurance that we will be able to establish or maintain relationships with third party collaborators or develop in-house sales and distribution capabilities.  To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful. In addition, there can also be no assurance that we will be able to market and sell our product in the United States or overseas.

If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish.

Our success, competitive position and future revenues will depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.

To date, we hold certain exclusive rights under U.S. patent applications as well as rights under foreign patent applications. We anticipate filing additional patent applications both in the U.S. and in other countries, as appropriate. However, we cannot predict:

•	the degree and range of protection any patents will afford us against competitors including whether third parties will find ways to invalidate or otherwise circumvent our patents;

•	if and when patents will issue;

•	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications; or

•	whether we will need to initiate litigation or administrative proceedings which may be costly whether we win or lose.

Our success also depends upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors as well as our licensors and contractors.  To help protect our proprietary know-how and our inventions for which patents may be unobtainable or difficult to obtain, we rely on trade secret protection and confidentiality agreements.  To this end, we often require our employees, consultants, advisors and contractors to enter into agreements which prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.  These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information.  If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

If we infringe the rights of third parties we could be prevented from selling products, forced to pay damages, and to defend against litigation.

If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to:

•	obtain licenses, which may not be available on commercially reasonable terms, if at all;

•	redesign our products or processes to avoid infringement;

•	stop using the subject matter claimed in the patents held by others;

•	pay damages; or

•	defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our valuable management resources.

Our ability to generate product revenues will be diminished if our drugs sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement.

Our ability to commercialize our drugs, alone or with collaborators, will depend in part on the extent to which reimbursement will be available from:

•	government and health administration authorities;

•	private health maintenance organizations and health insurers; and

•	other healthcare payers.

Significant uncertainty exists as to the reimbursement status of newly approved healthcare products.  Healthcare payers, including Medicare, are challenging the prices charged for medical products and services.  Government and other healthcare payers increasingly attempt to contain healthcare costs by limiting both coverage and the level of reimbursement for drugs.  Even if our product candidates are approved by the FDA, insurance coverage may not be available, and reimbursement levels may be inadequate, to cover our drugs.  If government and other healthcare payers do not provide adequate coverage and reimbursement levels for any of our products, once approved, market acceptance of our products could be reduced.

We may not successfully manage our growth, which could reduce the price of our common stock.

Our success will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources.  To manage this growth, we must expand our facilities, augment our operational, financial and management systems and hire and train qualified personnel.  If we are unable to manage our growth effectively, the price of our common stock could be reduced.

We may incur substantial liabilities and may be required to limit commercialization of our products in response to product liability lawsuits.

The testing and marketing of medical products entail an inherent risk of product liability.  If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products.  Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with corporate collaborators.  We currently do not carry clinical trial insurance or product liability insurance.  Although we intend to obtain clinical trial insurance prior to the commencement of any clinical trials, we, or any corporate collaborators, may not be able to obtain insurance at a reasonable cost, if at all.  Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

Risks Related to Our Securities

Our stock may be traded infrequently and in low volumes, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell your shares.

The shares of our common stock may trade infrequently and in low volumes on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent.  This situation may be attributable to a number of factors, including the fact that we are a small early stage company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who can generate or influence sales volume, and that even if we came to the attention of such institutionally oriented persons, they tend to be risk-averse in this environment and would be reluctant to follow an early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained.  Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.  As a result, investors could lose all or part of their investment.

You may have difficulty selling our shares because they are deemed “penny stocks.”

Since our common stock is not listed on a national securities exchange, if the trading price of our common stock remains below $5.00 per share, trading in our common stock will be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-national securities exchange equity security that has a market price of less than $5.00 per share, subject to certain exceptions).  Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse).  For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale.  The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.  Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer.  Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

The market price of our stock may be adversely affected by market volatility.

The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

•	announcements of the results of clinical trials by us or our competitors;

•	developments with respect to patents or proprietary rights;

•	announcements of technological innovations by us or our competitors;

•	announcements of new products or new contracts by us or our competitors;

•	actual or anticipated variations in our operating results due to the level of development expenses and other factors;

•	changes in financial estimates by securities analysts and whether our earnings meet or exceed such estimates;

•	conditions and trends in the pharmaceutical and other industries;

•	new accounting standards;

•	general economic, political and market conditions and other factors; and

the occurrence of any of the risks described in this report.

Our principal stockholders hold a substantial amount of our common stock and may be able to prevent other stockholders from influencing significant corporate decisions.

As of April 14, 2011, our three largest stockholders collectively owned approximately 48.8% of our outstanding common stock. These stockholders, if they act together, may be able to direct the outcome of matters, including the election of our directors and other corporate actions such as:

•	our merger with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our certificate of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

Item 1B.  Unresolved Staff Comments

Not required for smaller reporting companies.

Item 2.  Properties

Our principal executive office is located at 11500 Olympic Boulevard, Suite 400, Los Angeles, California 90064.  Since we intend to outsource substantially all of our clinical development work to contract research and manufacturing providers and, accordingly, do not have any laboratory facilities.

Item 3.  Legal Proceedings.

We are not a party to any material legal proceedings.  While we may become involved in various lawsuits and legal proceedings from time to time arising in the ordinary course of business, we are unaware of any material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 4.  (Removed and Reserved).

PART II

Item 5.Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the OTC Bulletin Board under the symbol “GNBP” since October 15, 2010.  Prior to October 15, 2010, our stock was quoted under the OTC Bulletin Board under the symbol “FGGT.” We requested the new trading symbol from the Financial Industry Regulatory Authority (“FINRA”) to reflect the change in our name to Genesis Biopharma, Inc.

Trading in our common stock has been extremely limited and sporadic since we were first listed on the OTC Bulletin Board.  As a result, the high and low bid information for our common stock may not be meaningful given the level of trading in our stock and our lack of business operations, revenues and assets. The following table shows the high and low prices of our common shares on the OTC Bulletin Board. Since trading in our stock did not commence until the second quarter of our 2010 fiscal year, the table below reflects quotations commencing then. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

YEAR	PERIOD	HIGH	LOW
Fiscal Year 2010	Fourth Quarter	$0.96	$1.25
	Third Quarter	1.24	1.23
	Second Quarter	1.25	1.02

Stockholders

As of April 14, 2011, there were approximately 33 stockholders of record, which total does not include stockholders who hold their shares in “street name.”  The transfer agent for our common stock is Corporate Stock Transfer, Inc., located at 3200 Cherry Creek South Drive, Suite 430, Denver, Colorado 80209.

Dividends

We have not paid any dividends on our common stock to date and do not anticipate that we will pay dividends in the foreseeable future.  Any payment of cash dividends on our common stock in the future will be dependent upon the amount of funds legally available, our earnings, if any, our financial condition, our anticipated capital requirements and other factors that the Board of Directors may think are relevant.  However, we currently intend for the foreseeable future to follow a policy of retaining all of our earnings, if any, to finance the development and expansion of our business and, therefore, do not expect to pay any dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

See Part III, Item 11 of this Annual Report on Form 10-K for information regarding securities authorized for issuance under our equity compensation plan.

Recent Issuances of Unregistered Securities

We did not issue any unregistered securities during the three-month period ended December 31, 2010 that were not previously reported in a Current Report on Form 8-K, and we did not repurchase any securities during that period

Repurchase of Shares

We did not repurchase any shares during the fourth quarter of the fiscal year covered by this report.

Item 6. Selected Financial Data

Not required for smaller reporting companies.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Business” section and elsewhere in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.

Overview

We were incorporated in the State of Nevada on September 17, 2007 to engage in the development of an internet-based, intelligent online system for business owners, freight forwarders, and business people in the shipping/freight industry and export/import industry who require assistance with their freight and shipping related inquiries. We were unable to develop our internet-based freight forwarder business and never generated any revenues from those proposed operations.  As a result, we decided not to pursue our former business plan and decided to reposition this Company as a biopharmaceutical company.

In order to enter the biopharmaceutical business, on March 15, 2010, through our newly formed, wholly-owned subsidiary, we acquired certain assets related to the development and commercialization of biotechnology drugs, primarily anti-CD55+ antibodies (the “Anti-CD55+ Antibody Program”), including certain patents, patent applications, materials, and know-how, from Hamilton Atlantic, a Cayman Islands company (“Hamilton”). As consideration for these assets, we issued to Hamilton 20,960,016 shares of our common stock.  Thereafter, on March 15, 2010, we also entered into a Patent and Know How Licence (the “License Agreement”) with Cancer Research Technology Limited, a company registered in England and Wales (“CRT”), pursuant to which we acquired an exclusive, worldwide right and license in certain intellectual property related to a proprietary, therapeutic use of anti-CD55+ antibodies, including rights to patents and patent applications related thereto, to research, develop, use, make, distribute, and sell products utilizing the licensed intellectual property.  In consideration for the license, we paid CRT 30,000 pounds sterling ($46,872 USD) at the closing and agreed to pay CRT additional royalties based on the achievement of certain milestones, including the consummation of financing by the Company and other milestones relating to the commencement of Phase III clinical studies, the filing of new drug applications, and the grant of marketing approval related to the licensed products.

In order to consolidate the ownership of our new biopharmaceutical assets and operations, on March 15, 2010 we acquired all of the assets of our wholly-owned subsidiary my merging that subsidiary into this Company (the “Consolidation”).  As a result of the Consolidation, we now own all of the assets owned by our subsidiary, including the Anti-CD55+ Antibody Program assets.  Having acquired the foregoing biopharmaceutical assets, we formally terminated our prior freight-forwarding business plan.  As a result of our recent acquisition of the assets related to the Anti-CD55+ Antibody Program and the License Agreement, we have become a biopharmaceutical company engaged in the development and commercialization of drugs and other clinical solutions for underserved diseases, including metastatic cancers and lethal infectious diseases.  We currently do not plan to conduct any business other than the biopharmaceutical business.

Results of Operations

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009:

Revenues

As a development stage company engaged in the development of new therapeutics to fight cancer, we have not yet generated any revenues from our biopharmaceutical business.  We currently do not anticipate that we will generate any revenues during 2011 from the sale or licensing of any products.

Operating Expenses

General and Administrative

Our general and administrative expenses increased to $815,413 for the fiscal year ended December 31, 2010 (“fiscal 2010”) from $15,772 for the year ended December 31, 2009 (“fiscal 2009”) due to the expenses we incurred following our change to become a biopharmaceutical company in March 2010.  Prior to March 15, 2010, we were an inactive company with few expenses.  Following the acquisition of our biopharmaceutical assets on March 15, 2010, we increased our business activities, which resulted in an increase in general and administrative expenses.  These additional expenses include rent, professional fees, salaries, and the fees and expenses related to the Company’s SEC filings.  We expect these expenses to increase substantially during the 2011 fiscal year as we implement our plan to develop our products to increase our operations.

Fair value of derivative liability

During the year ended December 31, 2010, we recorded private placement costs and a corresponding derivative liability related to the issuance of warrants of $563,348 and a loss as a result of an increase in the fair market value of those warrants of $229,227.  Because the warrants were not outstanding in fiscal 2009, no such costs or gains were recognized in the 2009 period.

Net Loss

We had a net loss of $15,772 for the year ended December 31, 2009 compared to a net loss of $1,607,988 for the year ended December 31, 2010.  Our net loss for fiscal 2010 increased because we had no revenues, and our general and administrative expenses increased substantially.  As we are a development stage company and do not expect to earn significant revenues during the next fiscal year, we expect to continue to incur net losses, and we expect those losses to increase during the 2011 fiscal year as we incur significant expenses to develop our products.

Liquidity and Capital Resources

As of December 31, 2010, we had working capital of $1,270,624 (excluding our derivative liability), compared to a working capital deficiency of $14,713 as of December 31, 2009.

The estimated cost of completing the development of either of our current technologies and product candidates and of obtaining all required regulatory approvals to market any of those product candidates is substantially greater than the amount of funds we currently have available. However, we believe that our existing cash balances, will be sufficient to fund our anticipated general and administrative expenses, together with certain currently planned research and development activities, through at least the third quarter of 2012, although there is no assurance that such proceeds will actually be sufficient for these purposes.

Since our inception, we have funded our operations primarily through private sales of equity securities and loans from a director. Effective March 15, 2010, in a private placement offering, we sold an aggregate of 12,799,968 shares (post-split) of our common stock, for an aggregate purchase price of $400,000.  On September 17, 2010, we closed a $700,000 private placement offering with accredited investors of (i) an aggregate of 933,341 shares of our common stock, (ii) warrants to purchase an aggregate of 466,674 shares of our common stock at an exercise price of $1.00 per share and (iii) warrants to purchase an aggregate of 466,674 shares of our common stock at an exercise price of $1.25 per share.  On October 22, 2010, we closed a private placement offering to accredited investor providing for the issuance and sale of 250,000 shares of our common stock for a purchase price of $250,000.  This offering triggered anti-dilution provisions contained in certain warrants previously issued because the $1.00 purchase price per share in the offering is lower than the $1.25 exercise price of those warrants. As a result, effective October 22, 2010, the exercise price of 466,667 warrants issued on September 17, 2010 was reduced to $1.00 per share and the holders of those warrants have become entitled to purchase an aggregate of 116,674 additional shares of our common stock upon exercise of those warrants, bringing the total number of shares of common stock underlying those warrants to 583,348.  On December 28, 2010, we completed another private placement with accredited investors by selling 595,000 shares of our common stock at a price of $1.00 per share (for a total of $595,000).

Net cash provided by financing activities was $1,905,017 for the year ended December 31, 2010, as a result of four private placements of our common stock, net of offering costs.  No sales of securities were effected in fiscal 2009.

We believe that our current cash resources will be sufficient to sustain our current operations for approximately six months.  We will have to obtain additional cash resources during the next year in order to develop our products and enlarge our operations in accordance with our business plan.  In order to fund these additional expenses, we expect to engage in additional sales of debt or equity securities. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations.  We may also in the future seek to obtain funding through strategic alliances with larger pharmaceutical or biomedical companies.  We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all.  We cannot be sure that we will be able to obtain any additional funding from either financings or alliances, or that the terms under which we may be able to obtain such funding will be beneficial to us.  If we are unsuccessful or only partly successful in our efforts to secure additional financing, we may find it necessary to suspend or terminate some or all of our product development and other activities.

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

Revenue Recognition

We apply the provisions of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) shipment of products has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable and (iv) collection is reasonably assured.

We have not recognized any revenue to date and we do not anticipate recognizing any significant revenue during the next fiscal year.

Intangible Assets

 The Company records intangible assets in accordance with guidance of the FASB.  Intangible assets consist mostly of intellectual property rights that were acquired from an affiliated entity and recorded at their historical cost and are being amortized over a three years life.  The Company reviews intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life.  If the carrying value of the assets is determined not to be recoverable, the Company records an impairment loss equal to the excess of the carrying value over the fair value of the assets.  The Company’s estimate of fair value is based on the best information available.   If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.  Based upon management’s annual assessment, the Company believes there were no indicators of impairment of its intangible assets as of December 31, 2010.

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

Derivative Financial Instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For stock-based derivative financial instruments, the Company uses both a weighted average Black-Scholes-Merton and Binomial option pricing models to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Off-Balance Sheet Arrangements

At December 31, 2010, we had no obligations that would require disclosure as off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data

Financial Statements are referred to in Item 15, listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-K, and are incorporated herein by this reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2010, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

As of December 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were the lack of a functioning audit committee due to a lack of a majority of independent members, a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, and the lack of segregation of duties due to limited staff and significant reliance on outside consultants.  This material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2010.

Management believes that the lack of a functioning audit committee, the lack of a majority of outside directors on our board of directors, and the lack of segregation of duties result in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only the management's report in this annual report.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning our current executive officers and directors:

Name	Age	Position
Anthony Cataldo	58	President, Chief Executive Officer and Director
Michael Handelman	52	Secretary, Treasurer, Chief Financial Officer, and Director
Dr. L. Stephen Coles	60	Director
Dr. William Andrews	59	Director

Business Experience and Directorships

In connection with the Consolidation, Messrs. Abotaleb and Lewis resigned from their respective positions effective March 29, 2010, ten calendar days after filing with the Securities and Exchange Commission and mailing to our stockholders, pursuant to Rule 14f-1 of the Securities and Exchange Act of 1934, our Information Statement.  Following the Consolidation, Robert T. Brooke, was appointed as the Company’s President, Chief Executive Officer and as a member of the Company’s Board of Directors, Richard McKilligan became the Company’s Secretary, Treasurer, Chief Financial Officer and a member of the Company’s Board of Directors, and Mark J. Ahn was appointed as a member of the Company’s Board of Directors.  Messrs. Brooke, McKilligan and Ahn resigned from all of their positions with the Company on February 7, 2011.

The following describes the backgrounds of current executive officers and directors.

Anthony Cataldo, President, Chief Executive Officer and Director

Mr. Cataldo was appointed to his positions on February 7, 2011.   Mr. Cataldo currently serves as the Chairman, Chief Executive Officer and a Director of Oxis International, Inc. (“Oxis”), a position that he has held since March 2009.  Oxis is a public company engaged in the research, development and sale of products that counteract the harmful effects of “oxidative stress.” Mr. Cataldo served as Chief Executive Officer and Chairman of the Board of VoIP, Inc., a public company and provider of Voice over Internet Protocol (VoIP) communications, from September 2006 through April 2008.  Mr. Cataldo currently also is the Chief Executive Officer and Chairman of the Board of Green St.  Energy, Inc., a public company that intends to enter the alternative energy business.  Mr. Cataldo joined Green St.  Energy, Inc, in September 2008.  From October 2003 through August 2006, Mr. Cataldo has served as non-executive Chairman of the Board of Directors of BrandPartners Group, Inc., a public company provider of integrated products and services dedicated to providing financial services and traditional retail clients with turn-key environmental solutions.  Mr. Cataldo also served as non-executive Co-Chairman of the board of MultiCell Technologies, Inc., a public company supplier of functional, non-tumorigenic immortalized human hepatocytes, from February 2005 through July 2006.  Mr. Cataldo has also served as Executive Chairman of Calypte Biomedical Corporation, a publicly traded biotechnology company, involved in the development and sale of urine based HIV-1 screening tests from May 2002 through November 2004.  Prior to that, Mr. Cataldo served as the Chief Executive Officer and Chairman of the Board of Directors of Miracle Entertainment, Inc., a Canadian film production company, from May 1999 through May 2002 where he was the Executive Producer or Producer of several motion pictures.  From August 1995 to December 1998, Mr. Cataldo served as President and Chairman of the Board of Senetek, PLC, a publicly traded biotechnology company involved in age-related therapies.

Mr. Cataldo brings to the Board his extensive experience serving in both executive and non-executive capacities for public and private companies, including companies entering new markets and releasing new products.  In addition, Mr. Cataldo is familiar with the duties and obligations of directors serving on the boards of public companies, having served on the board of numerous public companies.

Michael Handelman, Secretary, Treasurer, Chief Financial Officer and Director

Mr. Handelman was appointed to the positions of Secretary, Treasurer, Chief Financial Officer and Director on February 7, 2011.  Mr. Handelman is currently the Chief Financial Officer of Oxis International, Inc., a position that he has held since March 1, 2010.  Mr. Handelman was a financial management consultant to Oxis from August 2009 until March 2010. Before joining Oxis, from November 2004 until July 2009, Mr. Handelman served as Chief Financial Officer and Chief Operating Officer of TechnoConcepts, Inc., a developing technology and manufacturing company.  Prior to that, Mr. Handelman served from October 2002 to October 2004 as Chief Financial Officer of Interglobal Waste Management, Inc., a California start-up manufacturing company, and from July 1999 to September 2002 as Vice President and Chief Financial Officer of Janex International, a children’s toy manufacturer.  Mr. Handelman has also been the Chief Financial Officer from 1993 to 1996 of the Los Angeles Kings, a National Hockey League franchise.  Mr. Handelman is a certified public accountant and holds a degree in accounting from the City University of New York.

Mr. Handelman brings to the Board both financial and accounting expertise as well as experience in the handling of Audit Committee matters for a public company.  As chief financial officer of various companies, he brings to the Board strategic and business planning experience.

Dr. L. Stephen Coles, Director

Dr. Coles was appointed to our Board on February 22, 2011.  Dr. Coles is currently a lecturer in the Department of Chemistry and Biochemistry at the University of California, Los Angeles, a position he has held since 1988.  Since September 2009, he has been the adjunct professor at the Chicago School of Professional Psychology.  Dr. Coles joined the Scientific Advisory Board of Oxis International, Inc. in December 2009.  Since January 2006, Dr. Coles has been the treasurer and a director of the Supercentenarian Research Foundation, a non-profit organization that promotes scientific research in to the causes of aging and its effects on individuals who have attained the age of 110 years or greater.  Dr. Coles served as Co-Principal Investigator in the Department of Surgery at the UCLA School of Medicine from 2002 to 2004, and from 2000 to 2002, he served as Vice President for Medical Education and Internet Content at The Kronos Group, an integrated health care delivery network that provides medical products and health care services for the healthy living and aging industry.  In 1987, Dr. Coles co-founded the Image Data Corporation to develop commercial applications of digital image processing for both the military/intelligence community and for medical practitioners in radiology, and has served as its Chief Scientist from 1987 to 1988.  Dr. Coles has also served as Chief Technical Officer of Rcommunity.com, Inc., a company that focused on e-commerce for small to medium-sized merchants from 1999 to 2000.

Dr. Coles brings to the Board extensive knowledge in the areas chemistry and biochemistry research as well as a broad understanding of the biopharmaceutical market and competitive conditions.

Dr. William Andrews, Director

Dr. Andrews is the founder, President and Chief Executive Officer of Sierra Services, LLC, a privately held biotechnology company that focuses on anti-aging treatments and remedies.  Dr. Andrews has been the President and Chief Executive Officer of Sierra Services since January 2009, and was its Vice President of Research from January 1998 to January 2009.  Prior to founding Sierra Services, LLC, Dr. Andrews was the Director of Molecular Biology at Geron Corporation, a biopharmaceutical corporation that focuses on cancer treatments and therapies, and the Director of Molecular Biology at Codon Corporation/Berlex Biosciences for three years.

Dr. Andrews is a highly regarded expert in the anti-aging research, and has extensive knowledge of current treatments under development for the treatment of oxidative stress, and brings to the Board experience and knowledge in the operation and leadership of early stage biopharmaceutical companies.  He also has extensive expertise and experience in the research and development, which is directly relevant to our product research and development activities.

There are no family relationships among any of our directors, executive officers or key employees.

COMMITTEES OF THE BOARD OF DIRECTORS

We do not have standing audit, nominating or compensation committees of the board of directors, or committees performing similar functions, and therefore our entire board of directors performs such functions. We are not currently listed on any national exchange and are not required to maintain such committees by any self-regulatory agency.  To date, we have not found it is necessary for our board of directors to appoint such committees because the very small number of matters that come before our board of directors for consideration permits each director to give sufficient time and attention to such matters to be involved in all decision making.   However, now that we are increasing our operations and engaging in various financing, product development, licensing and other activities, our board anticipates that it will establish one or more of these committees in 2011. We do not have a policy with regard to attendance at board meetings.

  All directors have, to date, participated in the consideration of director nominees.  We do not have a policy with regard to consideration of nominations of directors. We accept nominations for directors from our security holders. There is no minimum qualification for a nominee to be considered by our directors. All of our directors will consider any nomination and will consider such nomination in accordance with his or her fiduciary responsibility to the Company and its stockholders.

Security holders may send communications to our board of directors by writing to Genesis Biopharma, Inc., 11500 Olympic Boulevard, Suite 400, Los Angeles, California 90064, attention Board of Directors or any specified director. Any correspondence received at the foregoing address to the attention of one or more directors is promptly forwarded to such director or directors.

Code of Ethics

The Board of Directors has adopted a Code of Ethics and Business Conduct to provide guidance to its directors, officers and employees regarding standards for conduct of our business, which code has been delivered to all of our directors, officers and employees.  The full text of our Code of Ethics is available on our website at www.genesis-biopharma.com.  A copy of our Code of Ethics will be furnished without charge to any person upon written request.  Requests should be sent to Secretary, Genesis Biopharma, Inc., 11500 Olympic Boulevard, Suite 400, Los Angeles, California 90064.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of the company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”).  Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of reporting forms received by the Company, the Company believes that the following Forms 3 and 4 for transactions effected in 2010 were filed later than is required under Section 16(a) of the Securities Exchange Act of 1934:

•
Hamilton Atlantic was late in filing one Form 3 in connection with its acquisition of 20,960,016 shares of our common stock on March 15, 2010, and one Form 4 when it distributed the aforementioned shares to it shareholders on a pro-rata basis on March 31, 2010. Both the Form 3 and Form 4 were filed on November 4, 2010.

Item 11.  Executive Compensation

Compensation of Executive Officers

As of December 31, 2010, Robert T. Brooke was the Company’s President and Chief Executive Officer, and received a salary of $71,250. As of December 31, 2010, Richard McKilligan was the Company’s Chief Financial Officer, and received a salary of $39,583.  No bonus, stock awards, option awards, or any other form of compensation was paid to either Mr. Brooke, Mr. McKilligan, or any other officer.

No compensation was paid to any of our executive officers during the fiscal year ended December 31, 2009.

Since February 7, 2011, Anthony Cataldo has served as our Chairman and Chief Executive Officer, and Michael Handelman has been our Chief Financial Officer.  We intend to enter into definitive employment agreements with Mr. Cataldo and Mr. Handelman, which agreements will provide for compensation commensurate with their responsibilities as executive officers of the Company.  However, no such agreements have been entered into as of the date of this Annual Report.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED DECEMBER 31, 2010

Stock Option Grant

With the exception of Mark J. Ahn, no director or officer received any options to purchase shares of our Common Stock during the fiscal year ended December 31, 2010.  On March 30, 2010, Mr. Ahn received a 7-year option to purchase up to 375,000 shares of our Common Stock, at an exercise price of $0.03125 per share, and on May 26, 2010, a 7-year option to purchase up to 375,000 shares of our Common Stock, at an exercise price of $0.03125 per share. The options vest 1/3 annually following the grant date. As of December 31, 2010, none of the options were exercisable.

Director Compensation

With the exception of options to purchase 750,000 shares of our Common Stock granted to Mark H. Ahn, no fees to non-employee directors were paid or accrued in 2009 or 2010.  We currently do not pay meeting fees to members of our board of directors, but reimburse them for expenses they may incur in attending meetings.

On March 30, 2010, we granted a 7-year option to acquire 375,000 shares of our Common Stock to Mr. Ahn, who joined our board of directors on March 29, 2010, and granted to Mr. Ahn another 7-year option to purchase up to 375,000 shares of our Common Stock. Both options vest 1/3 annually following the grant date, and are exercisable at $0.03125 per share.

2010 Stock Incentive Plan

On March 29, 2010, our Board adopted the Genesis Biopharma 2010 Equity Compensation Plan (the “2010 Plan”), and recommended that the adoption of the 2010 Plan be submitted for approval by our stockholders.  Until the stockholders approve the 2010 Plan, we may make awards under the 2010 Plan, as long as the effectiveness of the awards is conditioned upon obtaining such stockholder approval.  If stockholders do not approval this proposal, we will not implement the 2010 Plan, and any currently outstanding awards under the 2010 Plan will terminate and be of no further force or effect.  A summary of the 2010 Plan is set forth below.

General.  The 2010 Plan provides for awards of incentive stock options, non-qualified stock options, rights to acquire restricted stock, rights to acquire unrestricted stock, and stock appreciation rights, or SARs.  Incentive stock options granted under the 2010 Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code.  Non-qualified stock options granted under the 2010 Plan are not intended to qualify as incentive stock options under the Internal Revenue Code.  See “Federal Income Tax Consequences” below for a discussion of the principal federal income tax consequences of awards under the 2010 Plan.

Purpose.  Our Board adopted the 2010 Plan to provide a means by which employees, directors and consultants of the Company and its affiliates may be given an opportunity to benefit from increases in the value of our Common Stock, to assist in attracting and retaining the services of such persons, to bind the interests of eligible recipients more closely to the Company’s interests by offering them opportunities to acquire shares of our Common Stock and to afford such persons stock-based compensation opportunities that are competitive with those afforded by similar businesses.  All of our employees, directors and consultants are eligible to participate in the 2010 Plan.

Administration.  Unless it delegates administration to a committee as described below, our Board will administer the 2010 Plan.  Subject to the provisions of the 2010 Plan, the Board has the power to construe and interpret the 2010 Plan, and to determine: (i) the fair value of Common Stock subject to awards issued under the 2010 Plan; (ii) the persons to whom and the dates on which awards will be granted; (iii) what types or combinations of types of awards will be granted; (iv) the number of shares of Common Stock to be subject to each award; (v) the time or times during the term of each award within which all or a portion of such award may be exercised; (vi) the exercise price or purchase price of each award; and (vii) the types of consideration permitted to exercise or purchase each award and other terms of the awards.

The Board has the power to delegate administration of the 2010 Plan to a committee composed of one or more directors.  In the discretion of the Board, a committee may consist solely of “outside directors” or “non-employee directors” (as such terms are defined in the 2010 Plan).

Stock Subject to the 2010 Plan.  Subject to the provisions of Paragraph 2 of Part VI of the 2010 Plan relating to adjustments upon changes in our Common Stock, an aggregate of 3,500,000 shares of common stock have been reserved for issuance under the 2010 Plan.

If shares of Common Stock subject to an option, or SAR granted under the 2010 Plan expire or otherwise terminate without being exercised (or exercised in full), such shares shall become available again for grants under the 2010 Plan.  If shares of restricted or unrestricted stock awarded under the 2010 Plan are forfeited to the Company or have otherwise lapsed, the number of shares forfeited or lapsed shall again be available under the 2010 Plan.

Eligibility.  Incentive stock options may be granted under the 2010 Plan only to employees of the Company.  Employees, directors and consultants of the Company are eligible to receive all other types of awards under the 2010 Plan.

No incentive stock option may be granted under the 2010 Plan to any person who, at the time of the grant, owns (or is deemed to own) stock possessing more than 10% of the total combined voting power of the Company or any affiliate of the Company, unless the exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant and the term of the option does not exceed five years from the date of grant.  In addition, no employee may be granted options under the 2010 Plan to purchase shares of Common Stock that have an aggregate fair market value (determined at the time the option is granted) in excess of $100,000 during any twelve-month period.

Terms of Options and SARs.  Options and SARs may be granted under the 2010 Plan pursuant to stock option agreements.  SARs may only be granted in connection with the grant of an option or any unexercised portion thereof.  The following is a description of the permissible terms of options and SARs under the 2010 Plan.  Individual grants of options and SARs may be more restrictive as to any or all of the permissible terms described below.

The exercise price of incentive stock options may not be less than the fair market value of the common stock subject to the option on the date of the grant and, in some cases (see “Eligibility” above), may not be less than 110% of such fair market value.  The exercise price of nonstatutory options also may not be less than the fair market value of the Common Stock on the date of grant.  The base value of a SAR may not be less than the fair market value of the Common Stock on the date of grant.  The exercise price of options granted under the 2010 Plan must be paid either in cash at the time the option is exercised or, at the discretion of the Board, (i) by delivery of already-owned shares of our Common Stock, (ii) pursuant to a deferred payment arrangement, (iii) pursuant to a net exercise arrangement, or (iv) pursuant to a cashless exercise as permitted under applicable rules and regulations of the Securities and Exchange Commission.

In addition, the holder of a SAR is entitled to receive upon exercise of such SAR only shares of our Common Stock at a fair market value equal to the benefit to be received by the exercise.

Options granted under the 2010 Plan may be exercisable in cumulative increments, or “vest,” as determined by the Board.  Our Board has the power to accelerate the time as of which an option may vest or be exercised.

To the extent provided by the terms of an option or SAR, a participant may satisfy any federal, state or local tax withholding obligation relating to the exercise of such option or SAR by a cash payment upon exercise, or in the discretion of our Board, by authorizing the Company to withhold a portion of the stock otherwise issuable to the participant, by delivering already-owned shares of our Common Stock or by a combination of these means.

The maximum term of options and SARs under the 2010 Plan is ten years, except that in certain cases (see “Eligibility” above) the maximum term is five years.  Options and SARs awarded under the 2010 Plan generally will terminate three months after termination of the participant’s service; however, pursuant to the terms of the 2010 Plan, an a grantee’s employment shall not be deemed to terminate by reason of such grantee’s transfer from the Company to an affiliate of the Company, or vice versa, or sick leave, military leave or other leave of absence approved by our Board, if the period of any such leave does not exceed ninety (90) days or, if longer, if the grantee’s right to reemployment by the Company or any of its affiliate is guaranteed either contractually or by statute.

A recipient may not transfer an incentive stock option otherwise than by will or by the laws of descent and distribution.  During the lifetime of the recipient, only the recipient may exercise an option or SAR.  The Board may grant nonstatutory stock options and SARs that are transferable to the extent provided in the applicable written agreement.

Terms of Restricted Stock Awards.  Restricted stock awards may be granted under the 2010 Plan pursuant to restricted stock purchase or grant agreements.  No awards of restricted stock may be granted under the 2010 Plan after ten (10) years from the Board’s adoption of the 2010 Plan.

Our Board may issue shares of restricted stock under the 2010 Plan as a grant or for such consideration, including services, and, subject to the Sarbanes-Oxley Act of 2002, promissory notes, as determined in its sole discretion.  If restricted stock under the 2010 Plan is issued pursuant to a purchase agreement, the purchase price must be paid either in cash at the time of purchase or, at the discretion of our Board, pursuant to any other form of legal consideration acceptable to the Board.

Shares of restricted stock acquired under a restricted stock purchase or grant agreement may, but need not, be subject to forfeiture to the Company or other restrictions that will lapse in accordance with a vesting schedule to be determined by our Board.  In the event a recipient’s employment or service with the Company terminates, any or all of the shares of Common Stock held by such recipient that have not vested as of the date of termination under the terms of the restricted stock agreement may be forfeited to the Company in accordance with such restricted stock agreement.

Our Board may require any recipient of restricted stock to pay to the Company in cash upon demand amounts necessary to satisfy any applicable federal, state or local tax withholding requirements.  If the recipient fails to pay the amount demanded, our Board may withhold that amount from other amounts payable by the Company to the recipient, including salary, subject to applicable law.  With the consent of our Board in its sole discretion, a recipient may deliver shares of our common stock to the Company to satisfy this withholding obligation.

Rights to acquire shares of common stock under the restricted stock purchase or grant agreement shall be transferable by the recipient only upon such terms and conditions as are set forth in the restricted stock agreement, as the Board shall determine in its discretion, so long as shares of Common Stock awarded under the restricted stock agreement remains subject to the terms of the such agreement.

Adjustment Provisions.  if any change is made to our outstanding shares of Common Stock without the Company’s receipt of consideration (whether through reorganization, stock dividend or stock split, or other specified change in the capital structure of the Company), appropriate adjustments may be made in the class and maximum number of shares of Common Stock subject to the 2010 Plan and outstanding awards.  In that event, the 2010 Plan will be appropriately adjusted in the class and maximum number of shares of Common Stock subject to the 2010 Plan, and outstanding awards may be adjusted in the class, number of shares and price per share of Common Stock subject to such awards.

Effect of Certain Corporate Events.  In the event of (i) a liquidation or dissolution of the Company, (ii) a merger or consolidation of the Company with or into another corporation or entity (other than a merger with a wholly-owned subsidiary), or (iii) a sale of all or substantially all of the assets of the Company, any surviving or acquiring corporation may assume awards outstanding under the 2010 Plan or may substitute similar awards.  Unless the stock award agreement otherwise provides, in the event any surviving or acquiring corporation does not assume such awards or substitute similar awards, then the awards will terminate if not exercised at or prior to such event.

Duration, Amendment and Termination.  The Board may suspend or terminate the 2010 Plan without stockholder approval or ratification at any time or from time to time.  Unless sooner terminated, the 2010 Plan will terminate ten years from the date of its adoption by the Board, i.e., in March 2020.

The Board may also amend the 2010 Plan at any time, and from time to time.  However, except as provided in Section 6.1.1 and 7.2 relating to adjustments upon changes in common stock, no amendment will be effective unless approved by our stockholders to the extent stockholder approval is necessary to preserve incentive stock option treatment for federal income tax purposes.  Our Board may submit any other amendment to the 2010 Plan for stockholder approval if it concludes that stockholder approval is otherwise advisable.

Federal Income Tax Consequences of Plans

The following is a summary of the principal United States federal income tax consequences to the recipient and the Company with respect to participation in the 2010 Plan.  This summary is not intended to be exhaustive, and does not discuss the income tax laws of any city, state or foreign jurisdiction in which a participant may reside.

Incentive Stock Options

There will be no federal income tax consequences to either us or the recipient upon the grant of an incentive stock option.  Upon exercise of the option, the excess of the fair market value of the stock over the exercise price, or the “spread,” will be added to the alternative minimum tax base of the recipient unless a disqualifying disposition is made in the year of exercise.  A disqualifying disposition is the sale of the stock prior to the expiration of two years from the date of grant and one year from the date of exercise.  If the shares of common stock are disposed of in a disqualifying disposition, the recipient will realize taxable ordinary income in an amount equal to the spread at the time of exercise, and we will be entitled (subject to the requirement of reasonableness, the provisions of Section 162(m) of the Code and the satisfaction of a tax reporting obligation) to a federal income tax deduction equal to such amount.  If the recipient sells the shares of common stock after the specified periods, the gain or loss on the sale of the shares will be long-term capital gain or loss and we will not be entitled to a federal income tax deduction.

Non-statutory Stock Options and Restricted Stock Awards

Non-statutory stock options and restricted stock awards granted under the 2010 Plan generally have the following federal income tax consequences.

There are no tax consequences to the participant or us by reason of the grant.  Upon acquisition of the stock, the recipient will recognize taxable ordinary income equal to the excess, if any, of the stock’s fair market value on the acquisition date over the purchase price.  However, to the extent the stock is subject to “a substantial risk of forfeiture” (as defined in Section 83 of the Code), the taxable event will be delayed until the forfeiture provision lapses unless the recipient elects to be taxed on receipt of the stock by making a Section 83(b) election within 30 days of receipt of the stock.  If such election is not made, the recipient generally will recognize income as and when the forfeiture provision lapses, and the income recognized will be based on the fair market value of the stock on such future date.  On that date, the recipient’s holding period for purposes of determining the long-term or short-term nature of any capital gain or loss recognized on a subsequent disposition of the stock will begin.  If a recipient makes a Section 83(b) election, the recipient will recognize ordinary income equal to the difference between the stock’s fair market value and the purchase price, if any, as of the date of receipt and the holding period for purposes of characterizing as long-term or short-term any subsequent gain or loss will begin at the date of receipt.

With respect to employees, we are generally required to withhold from regular wages or supplemental wage payments an amount based on the ordinary income recognized.  Subject to the requirement of reasonableness, the provisions of Section 162(m) of the Code and the satisfaction of a tax reporting obligation, we will generally be entitled to a business expense deduction equal to the taxable ordinary income realized by the participant.

Upon disposition of the stock, the recipient will recognize a capital gain or loss equal to the difference between the selling price and the sum of the amount paid for such stock plus any amount recognized as ordinary income with respect to the stock.  Such gain or loss will be long-term or short-term depending on whether the stock has been held for more than one year.

Stock Appreciation Rights or SARs granted under the 2010 Plan

A recipient receiving a stock appreciation right will not recognize income, and we will not be allowed a tax deduction, at the time the award is granted.  When a recipient exercises the stock appreciation right, the fair market value of any shares of common stock received will be ordinary income to the recipient and will be allowed as a deduction to us for federal income tax purposes.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 14, 2011 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by Robert Brooke, our sole “Named Executive Officer” for fiscal 2010, (c) by each of our current directors and (d) by all of our current executive officers and directors as a group.  As of April 14, 2011 there were 70,683,349 shares of our common stock issued and outstanding.  Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of April 14, 2011 are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Unless indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Except as otherwise indicated, the address of each stockholder is c/o Genesis Biopharma, Inc. at 11500 Olympic Boulevard, Suite 400, Los Angeles, California 90064.

Name	Shares of Common Stock Beneficially Owned (1)	Percent of Common Stock Beneficially Owned (1)
5% or greater owners:
Hamilton Atlantic (2)	20,960,016	29.7%
Theorem Group, LLC (3)	6,413,342	9.1%
Bristol Investment Fund Ltd. (4)	7,108,095	10.1%
Batavia Holdings Limited(5)	5,854,753	8.3%
Robert Brooke (6)	4,440,008	6.3%

Directors and executive officers:
Dr. William Andrews (7)	0	0%
Dr. L. Stephen Coles	0	0%
Anthony Cataldo	0	0%
Michael Handelman	0	0%
All directors and executive officers as a group (4 persons)	0	0%

(1)
Applicable percentage ownership is based on 70,683,349 shares (post-split) of common stock outstanding at April 14, 2011. The number of shares of common stock owned are those “beneficially owned” as determined under the rules of the Securities and Exchange Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within sixty (60) days through the exercise of any option, warrant or right.

(2)	Amy Wang and Graham May exercise dispositive and voting control with respect to the shares held by Hamilton Atlantic.

(3)	Anshuman Dube exercises dispositive and voting control with respect to the shares held by Theorem Group.

(4)	Paul Kessler exercises dispositive and voting control with respect to the shares held by Bristol Investment Fund.

(5)
Janny Onggara has the power to vote, or to direct the vote, and to dispose of, or to direct the disposition of, the securities held by Batavia, in her capacity as Batavia’s Director and sole shareholder.

(6)
Mr. Brooke resigned as the Company’s President, Chief Executive Officer and as a member of the Company’s Board of Directors on February 7, 2011.  Pursuant to an advisory agreement, Mr. Brooke agreed to submit for cancellation 1,500,000 shares of the Company’s common stock that he owned.

(7)
Dr. Andrews was granted a non-qualified stock option to purchase up to 250,000 shares of our Common Stock on March 16, 2011, which vest and become exercisable on the anniversary of the date of his appointment, provided that Dr. Andrews is still a member of the Board of Directors of the Company on that date.  The options are exercisable at an exercise price equal to $1.25, and have a term of 10 years from the date of grant. Since none of the options are exercisable within 60 days of the date of this filing, none of them have been included here.

Equity Compensation Plan Information

As of December 31, 2010, the Company had not adopted an equity compensation plan that it had submitted to the stockholders.  The following table summarizes, as of December 31, 2010, (i) the number of shares of our common stock that are issuable under our equity compensation plans upon the exercise of outstanding options, warrants and other rights, (ii) the weighted-average exercise price of such options, warrants and rights, and (iii) the number of securities remaining available for future issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by stockholders	-	-	-
Equity compensation plans not approved by stockholders	1,150,000	$0.03125	-
Total	1,150,000

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

In connection with our acquisition of the assets pursuant to the Purchase Agreement from Hamilton, and after the related 24-for-1 forward stock split and the related merger of our wholly owned subsidiary, Mr. Brooke acquired beneficial ownership of 9,940,008 shares (post-split) of our common stock held by Mr. Abotaleb at a purchase price of $2,070.84 and Mr. McKilligan acquired beneficial ownership of 2,720,016 shares (post-split) of our common stock held by Mr. Abotaleb at a purchase price of $566.67.  The balance of the shares held by Mr. Abotaleb and all of the shares held by Mr. Lewis, totaling an aggregate of 83,339,976 (post-split), were then returned to the Company for cancellation and are no longer outstanding.  Richard McKilligan is a director of Bristol Investment Fund, Ltd., which is one of the investors in our recently completed private placement and a current stockholder of the Company.

Director Independence

We believe that Dr. L. Stephen Coles and Dr. William Andrews qualify as  “independent directors” as defined by Item 407 of Regulation S-K.

Our common stock is traded on the OTC Bulletin Board under the symbol “GNBP.” The OTC Bulletin Board electronic trading platform does not maintain any standards regarding the “independence” of the directors on our company’s Board of Directors, and we are not otherwise subject to the requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent.

In the absence of such requirements, we have elected to use the definition for “director independence” under the Nasdaq Stock Market’s listing standards, which defines an “independent director” as “a person other than an officer or employee of us or its subsidiaries or any other individual having a relationship, which in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.” The definition further provides that, among others, employment of a director by us (or any parent or subsidiary of ours) at any time during the past three years is considered a bar to independence regardless of the determination of our Board of Directors.

Item 14.  Principal Accounting Fees and Services.

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Weinberg & Company, our independent registered public accountants for the fiscal years ended December 31, 2010, and 2009 and for Seale & Beers CPAs, who were the Company’s independent registered public accountants until their dismissal on March 5, 2010.

	Year Ended December 31, 2010	Year Ended December 31, 2009
Audit Fees	$43,389	5,260
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$43,389	5,260

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

We do not have an independent audit committee and the full Board of Directors, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. Our Board of Directors has considered whether the provision of the services described above for the fiscal years ended December 31, 2009 and 2010, is compatible with maintaining the auditor’s independence.

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

PART IV

Item 15.  Exhibits, Financial Statements Schedules.

The Company’s financial statements and related notes thereto are listed and included in this Annual Report beginning on page F-1.   The following exhibits are filed with, or are incorporated by reference into, this Annual Report.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Articles of Incorporation filed with the Nevada Secretary of State on September 17, 2007	SB-2	01/29/2008	3.1

3.2	Certificate of Change filed with the Nevada Secretary of State on March 15, 2010	8-K	03/19/2010	3(i).2

3.3	Articles of Merger filed with the Nevada Secretary of State on March 15, 2010	8-K	03/19/2010	3(i).3

4.1	Genesis Biopharma, Inc. 2010 Equity Compensation Plan	10-K	03/31/2010	4.1

4.2	Form of Series A Common Stock Purchase Warrant dated September 17, 2010	8-K	09/23/2010	4.1

4.3	Form of Series B Common Stock Purchase Warrant dated September 17, 2010	8-K	09/23/2010	4.2

10.1	Agreement and Plan of Merger between Freight Management Corp. (renamed Genesis Biopharma, Inc.) and Genesis Biopharma, Inc. dated March 15, 2010	8-K	03/19/2010	10.1

10.2	Asset Purchase Agreement among Freight Management Corp. (renamed Genesis Biopharma, Inc.), Genesis Biopharma, Inc., Hamilton Atlantic and the other signatories thereto dated March 15, 2010	8-K	03/19/2010	10.2

10.3	Patent and Know How Licence between Cancer Research Technology Limited and Genesis Biopharma, Inc. (formerly Freight Management Corp.) dated March 15, 2010	8-K/A	07/02/2010	10.1

10.4	Form of Private Placement Subscription Agreement	8-K	03/19/2010	10.4

10.5	Form of Stock Option Agreement under Genesis Biopharma, Inc. 2010 Equity Compensation Plan	10-K	03/31/2010	10.5

10.6	Form of Private Placement Subscription Agreement dated September 17, 2010	8-K	09/23/2010	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.7	Form of Private Placement Subscription Agreement dated October 22, 2010	8-K	10/28/2010	10.1

10.8	Form of Private Placement Subscription Agreement dated December 28, 2010	8-K	01/03/2011	10.1

16.1	Letter from former accountant - Moore & Associates Chartered	8-K/A	08/25/2009	16.1

16.2	Letter from former accountant - Seale and Beers, CPAs	8-K	03/08/2010	16.1

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer				X

32.1	Section 1350 Certification of Chief Executive Officer				X

32.2	Section 1350 Certification of Chief Financial Officer				x

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESIS BIOPHARMA, INC.
Date: April 14, 2011	By:	/s/ Anthony Cataldo
Anthony Cataldo, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony Cataldo	President, Chief Executive Officer (Principal Executive Officer), and	April 14, 2011
Anthony Cataldo	Director

/s/ Michael Handelman	Secretary, Chief Financial Officer and	April 14, 2011
Michael Handelman	Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ L. Stephen Coles	Director	April 14, 2011
L. Stephen Coles, M.D., Ph.D.

/s/ William Andrews	Director	April 14, 2011
William Andrews, Ph.D.

GENESIS BIOPHARMA, INC.

FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Genesis Biopharma, Inc.
Los Angeles, CA

We have audited the accompanying balance sheets of Genesis Biopharma, Inc. (a development stage company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended and for the period from September 17, 2007 (inception) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Biopharma, Inc. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended and for the period from September 17, 2007 (inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is in the development stage and has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future.  The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements through the recurring sale of its equity securities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.
Los Angeles, California
April 14, 2011

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
Balance Sheets

	December 31, 2010	December 31, 2009
ASSETS

Current assets
Cash and cash equivalents	$1,292,469	$8,257
Deposit	5,000	150
Prepaid expenses	3,447	—
Total current assets	1,300,916	8,407
Intangible assets
Website, net of accumulated amortization of $3,667 and $2,442	—	1,225
Intellectual property licenses, net of accumulated amortization of $57,372	160,036	—
Total assets	$1,460,952	$9,632

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities
Accounts payable	$30,292	$—
Derivative liability	792,575	—
Due to director	—	23,120
Total current liabilities	822,867	23,120

Commitments and Contingencies	—	—

Stockholders’ equity (deficiency)
Common stock, par value $0.000041666; 1,800,000,000 shares authorized; 73,638,349 and 38,100,024 shares issued and outstanding, respectively	3,068	5,060
Additional paid-in capital	2,317,493	55,940
Accumulated deficit	(1,682,476)	(74,488)
Total stockholders’ equity (deficiency)	638,085	(13,488)
Total liabilities and stockholders’ equity (deficiency)	$1,460,952	$9,632

The accompanying notes are an integral part of these financial statements.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
Statements of Operations

	Year Ended December 31,	Year Ended December 31,	September 17, 2007 (Inception) to December 31,
	2010	2009	2010

REVENUE	$—	$—	$—
OPERATING EXPENSES	815,413	15,772	889,901
LOSS FROM OPERATIONS	(815,413)	(15,772)	(889,901)
Private placement cost	563,348	—	563,348
Change in fair value of derivative liability	229,227	—	229,227
NET LOSS	$(1,607,988)	$(15,772)	$(1,682,476)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.02)	$—
WEIGHTED AVERAGE SHARES OUTSTANDING; BASIC AND DILUTED	65,246,250	38,100,024

The accompanying notes are an integral part of these financial statements.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficiency)

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Initial capitalization, sale of common stock to directors on September 17, 2007	12,660,224	$528	$7,472	$—	$8,000
Private placement closed December 31, 2007	25,440,000	1,060	51,940		53,000
Net loss for the period	—	—	—	(1,576)	(1,576)
Balance, December 31, 2007	38,100,024	1,588	59,412	(1,576)	59,424
Net loss for the period	—	—	—	(57,140)	(57,140)
Balance, December 31, 2008	38,100,024	1,588	59,412	(58,716)	2,284
Net loss for the period	—	—	—	(15,772)	(15,772)
Balance, January 1, 2010	38,100,024	1,588	59,412	(74,488)	(13,488)
Common Stock sold in Private Placement at $0.03125 per share, March 2010	12,799,968	533	364,467	—	365,000
Common Stock issued for intellectual property, March 2010	20,960,016	873	216,535	—	217,408
Fair value of vested stock options	—	—	114,016	—	114,016
Common Stock sold in Private Placement at $0.75 per share, September 2010	933,341	39	699,961	—	700,000
Common Stock sold in Private Placement at $$1.00 per share, October 2010	250,000	10	249,990	—	250,000
Common Stock sold in Private Placement at $$1.00 per share, December 2010	595,000	25	594,975	—	595,000
Forgiveness of debt by director	—	—	18,137	—	18,137
Net loss for the period	—	—	—	(1,607,988)	(1,607,988)
Balance, December 31, 2010	73,638,349	$3,068	$2,317,493	$(1,682,476)	$638,085

The accompanying notes are an integral part of these financial statements.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
Statements of Cash Flows

	Year Ended December 31, 2010	Year Ended December 31, 2009	November 17, 2007 (Inception) to December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,607,988)	$(15,772)	$(1,682,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of website	1,225	1,332	4,000
Amortization of intellectual property license	57,372	—	57,372
Fair value of vesting of stock options	114,016	—	114,016
Private placement cost.	563,348	—	563,348
Gain (loss) on fair value of derivative liability	229,227	—	229,227
Changes in operating assets and liabilities:
Prepaid expenses	(3,447)	—	(3,447)
Accounts payable and accrued liabilities	30,292	(8)	30,292
Deposit	(4,850)	—	(5,000)
Net cash used in operating activities	(620,805)	(14,448)	(692,668)
CASH FLOWS FROM INVESTING ACTIVITIES:
Website	—	—	(4,000)
Net cash used in investing activities		—	(4,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,910,000	—	1,971,000
Due from director	(4,983)	19,800	18,137
Net cash provided by financing activities	1,905,017	19,800	1,989,137
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,284,212	5,352	1,292,469
CASH AND CASH EQUIVALENTS, Beginning of period	8,257	2,905
CASH AND CASH EQUIVALENTS, End of period	$1,292,469	$8,257	$1,292,469
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Common stock issued for intellectual property	$217,408	$—	$217,408
Forgiveness of debt by Director treated as contribution of capital	$18,137	$—	$18,137

The accompanying notes are an integral part of these financial statements.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on September 17, 2007. The Company has had limited operations, is considered a development stage company, and has had no revenues from operations to date.  The Company has adopted a December 31 year end.

Our initial operations included organization, capital formation, target market identification, new product development and marketing plans. As a result of our acquisition of the assets related to the Anti-CD55 Antibody Program and the License Agreement (see Notes 3 and 6), we have become a biopharmaceutical company engaged in the development and commercialization of drugs and other clinical solutions for underserved diseases, including metastatic cancers and lethal infectious diseases.

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

On March 15, 2010, the Company also effected a 24−for−1 forward stock split, with a record date of March 15, 2010, and correspondingly increased the number of its authorized shares to 1,800,000,000 and reduced the par value of each share from $0.001 to $0.000041666.  Simultaneously with that transaction, 83,339,976 shares of the Company’s common stock initially issued to the original shareholders were cancelled.  All share and per share amounts have been retroactively restated as if the stock split and  cancellation of shares had occurred at the beginning of the earliest period presented.

Going Concern

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve sustainable revenues and profitable operations. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties. At December 31, 2010, the Company had not yet commenced any revenue-generating operations. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations.

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

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

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

For the years ended December 31, 2010 and 2009, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities at December 31, 2010 consist of 1,150,000 options to acquire shares of the Company’s common stock and 1,050,015 warrants to acquire shares of the Company’s common stock.

Fair Value of Financial Instruments

The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis. Financial assets recorded at fair value in the balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value. Authoritative guidance provided by the Financial Accounting Standards Board (the “FASB”) defines the following levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these financial assets:

Level 1—Quoted prices in active markets for identical assets or liabilities.
Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
Level 3—Unobservable inputs based on the Company's assumptions.

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2010.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$-0-	$-0-	$792,575	$792,575

Derivative financial instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For stock-based derivative financial instruments, the Company uses both a weighted average Black-Scholes-Merton and Lattice-Binomial option pricing models to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Intangible Assets

 The Company records intangible assets in accordance with guidance of the FASB.  Intangible assets consist mostly of intellectual property rights that were acquired from an affiliated entity and recorded at their historical cost, and are being amortized over a three year life.  The Company reviews intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life.  If the carrying value of the assets is determined not to be recoverable, the Company records an impairment loss equal to the excess of the carrying value over the fair value of the assets.  The Company’s estimate of fair value is based on the best information available.   If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.  Based upon management’s annual assessment, the Company believes there were no indicators of impairment of its intangible assets as of December 31, 2010.

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

The Company accounts for share-based payments to employees, officers and directors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense in the Company’s financial statements over the vesting period of the awards.

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

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

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

In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  As this guidance requires only additional disclosure, there should be no impact on the financial statements of the Company upon adoption.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (the “AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3.  INTELLECTUAL PROPERTY LICENSES

Effective March 15, 2010, the Company entered into a purchase agreement with Hamilton Atlantic, a Cayman Islands company (“Hamilton”), whereby Hamilton sold, and the Company acquired, all of Hamilton’s rights, title and interest to certain assets related to the development and commercialization of biotechnology drugs, primarily anti-CD55 antibodies (the “Anti-CD55 Antibody Program”), including certain patents, patent applications, materials, and know-how.  The Anti-CD55 Antibody Program consists of antibodies that could be developed and commercialized for the treatment of cancer.  As consideration, the Company agreed to issue to Hamilton 20,960,016 shares of the Company’s common stock.   The Company valued the shares issued to Hamilton at $217,408, which was based upon the historical cost initially paid by Hamilton to acquire the intellectual property rights from an unrelated third party. The intellectual property rights are being amortized over a three year life.

The following table summarizes the original cost, the related accumulated amortization, and the net carrying amounts for the Company’s intangible assets at December 31, 2010.

	Estimated Useful Life	Original Cost	Accumulated Amortization	Net Carrying Amount
Intellectual Property License	3 years	$217,408	$57,372	$160,036

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

The total amortization expense related to the intangible assets for the year ending December 31, 2010 was $57,372.  The estimated amortization expense with respect to intangible assets for 2011 through 2013 is as follows:

Years Ending December 31,
2011	$72,469
2012	$72,469
2013	$15,098

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

On March 15, 2010, the Company effected a 24−for−1 forward stock split, with a record date of March 15, 2010, and correspondingly increased the number of its authorized shares to 1,800,000,000 and reduced the par value of each share from $0.001 to $0.000041666. All share and per share amounts have been retroactively restated to reflect the forward stock split.

Issued and Outstanding

On September 17, 2007 (inception), the Company issued 12,660,024 shares of its common stock to its directors, at a price of $0.00083 per share, for cash of $8,000.

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

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

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

On October 22, 2010, the Company closed a private placement offering pursuant to which it entered into a Private Placement Subscription Agreement with an accredited investor providing for the issuance and sale of 250,000 shares of the Company’s common stock at $1.00 per share for a total purchase price of $250,000.  This offering triggered anti-dilution provisions contained in certain warrants previously issued because the $1.00 purchase price per share in the offering is lower than the $1.25 exercise price of those warrants. As a result, effective October 22, 2010, the exercise price of 466,667 warrants issued on September 17, 2010 was reduced to $1.00 per share and the holders of those warrants have become entitled to purchase an aggregate of 116,674 additional shares of the Company’s common stock upon exercise of those warrants, bringing the total number of shares of common stock underlying those warrants to 583,348.

On December 28, 2010, the Company closed a private placement offering pursuant to which it entered into Private Placement Subscription Agreements with accredited investors providing for the issuance and sale of 595,000 shares of the Company’s common stock at $1.00 per share for a total purchase price of $595,000.  The Subscription Agreements granted the investors “piggy-back” registration rights with respect to the Shares, pursuant to which the Company agreed, with specified exceptions, to register the Shares in the event the Company determines to register its common stock with the Securities and Exchange Commission.

Stock Options

On March 30, 2010, the Company granted options to purchase 675,000 shares of the Company’s common stock to a director and two consultants at an exercise price of $0.03125.  These options vest over three (3) years and have a seven-year life.  The options were valued at $374,955, using the Black Scholes option pricing model. The following assumptions were utilized in valuing the options: strike price of $0.03125; term of seven (7) years; volatility of 59%; expected dividends 0%; and discount rate of 4%.

On May 21, 2010, the Company granted options to purchase 100,000 shares of the Company’s common stock to a consultant at an exercise price of $0.03125.  These options vest over four (4) years and have a seven-year life.  The options were valued at $122,600, using the Black Scholes option pricing model. The following assumptions were utilized in valuing the options: strike price of $0.03125; term of seven (7) years; volatility of 50%; expected dividends 0%; and discount rate of 4%.

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

During the year ended December 31, 2010, the Company recorded compensation costs of $114,016 relating to the vesting of these options.  As of December 31, 2010, the aggregate value of unvested options was $390,289, which will continue to be amortized as compensation cost as the options vest, over 3 or 4 years, as applicable.  The options had intrinsic value of $1,401,563 as of December 31, 2010.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

At December 31, 2010, options outstanding are as follows (all unvested):

	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2010	—	$—
Granted	1,150,000	$0.03125
Exercised	—	—
Forfeited or Expired	—	—
Balance at December 31, 2010	1,150,000	$0.03125

Additional information regarding options outstanding as of December 31, 2010 is as follows:

Options Outstanding at December 31, 2010				Options Exercisable at December 31, 2010
Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$0.03125	1,150,000	7	$0.03125	—	$0.03125

Warrants

At December 31, 2010, warrants outstanding are as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at January 1, 2010	—	$—
Granted	1,050,015	$1.00
Exercised	—	—
Balance at December 31, 2010	1,050,015	$1.00

The above warrants are fully vested and have a five year contractual life.  The warrants had intrinsic value of $262,506 as of December 31, 2010.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

On September 17, 2010, the Company issued warrants to purchase 466,674 shares of the Company’s common stock at an exercise price of $1.00 per share and warrants to purchase 466,674 shares of the Company’s common stock at an exercise price of $1.25 per share. Each of the warrant agreements included an anti-dilution provision that allowed for the automatic reset of the exercise price upon any future sale of common stock instruments at or below the current exercise price. The Company considered the current Financial Accounting Standards Board guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuer’s control, means the instrument is not indexed to the issuer’s own stock. Accordingly, the Company determined that as the strike price of these warrants contain exercise prices that may fluctuate based on the occurrence of future offerings or events, and as such is not a fixed  amount. As a result, the Company determined that these warrants are not considered indexed to the Company’s own stock and characterized the fair value of these warrants as derivative liabilities upon issuance (see Note 5).

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

The derivative liabilities were valued using weighted average Black-Scholes-Merton and Lattice-Binomial valuation techniques with the following assumptions:

	December 31, 2010	September 17, 2010 (date of issuance)
Warrants:
Risk-free interest rate	1.9%	.80%
Expected volatility	50.03%	52.45%
Expected life (in years)	4.71 years	5 years
Expected dividend yield	0%	0%

Fair Value Warrants	$792,575	$563,348

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

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

As of December 31, 2010, the aggregate derivative liability of the warrants was $792,575.  For the year ended December 31, 2010, the Company recorded a change in fair value of the derivative liabilities of $229,227.  At December 31, 2009, no derivative instruments were recorded.

NOTE 6.  LICENSE AND COMMITMENTS

On March 15, 2010, we entered into a Patent and Know How Licence (the “License Agreement”) with Cancer Research Technology Limited, a company registered in England and Wales (“CRT”).  Pursuant to the License Agreement, CRT granted to the Company an exclusive, worldwide right and license in certain intellectual property related to a proprietary, therapeutic use of anti-CD55 antibodies, including rights to patents and patent applications related thereto, to research, develop, use, make, distribute, and sell products utilizing the licensed intellectual property.  The license granted to the Company expires on the later to occur of the expiration of the relevant licensed patent in the relevant country or 10 years after the date that the first therapeutic product was placed on the market in such country.  In consideration for the license, the Company agreed to pay to CRT $46,872 (£30,000) in royalties upon the effective date of the License Agreement, and an additional $49,104 (£30,000) was paid thereafter upon the milestone achieved during the year.  A total of $95,976 was paid during the year, which has been included as an expense in the accompanying statement of operations for the year ended December 31, 2010.

In addition, the Company agreed to pay CRT additional royalties based on the achievement of certain milestones, as follows:
▪	£25,000 (twenty five thousand pounds sterling) on filing of IND or equivalent in each of the US and the European Economic Area;
▪	£75,000 (seventy five thousand pounds sterling) on the commencement of Phase III clinical or Pivotal Registration Studies in each of the US and the European Economic Area;
▪	£200,000 (two hundred thousand pounds sterling) on the filing of a new drug application or equivalent application in each of the US and the European Economic Area;
▪	and £250,000 (two hundred and fifty thousand pounds sterling) on the grant of the initial Marketing Approval in each of the US and the European Economic Area; and
▪	and £50,000 (fifty thousand pounds sterling) on the grant of Marketing Approval in a Major Market.

On September 1, 2010, the Company entered into a research agreement with the University of Nottingham, England.  The term of the agreement commenced on July 1, 2010 and expires on June 30, 2011.  Pursuant to the terms of the agreement, the Company paid to the University of Nottingham £32,000 ($50,394) upon signature of the agreement, which has been included as an expense in the accompanying statement of operations for the year ended December 31, 2010.  In addition, the Company agreed to pay the University of Nottingham an additional £32,000 upon completion of the program.

NOTE 7. RELATED PARTY TRANSACTIONS

Recapitalization of Company

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

Comensurate with the return of the shares, Ibrahim Abotaleb resigned as the Company's President and Chief Executive Officer, and Gerald Lewis resigned as the Secretary, Treasurer, and Chief Financial Officer. Mr. Abotaleb and Mr. Lewis also resigned from the Company's board of directors.  The Company considered this a reorganization of the equity and accounted for it as a recapitalization.  At the time of the transaction the value of the company was de minimus.  For financial reporting purposes, the Company considered the cancellation of the shares to the original stockholders to have occurred at the earliest of the periods presented herein.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

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

Amounts due Former Director

As of December 31, 2009, the Company had amounts due a former director of $23,120.  The amounts due were unsecured, non-interest bearing and were due on demand. During the year ended December 31, 2010, the Company repaid $4,983 of the amount due to the former director and the director forgave the remainder of the amount due of $18,137, which was recorded as a capital contribution.

NOTE 8. SUBSEQUENT EVENTS

In January, 2011, the Company closed a private placement offering pursuant to which it entered into Private Placement Subscription Agreements with accredited investors providing for the issuance and sale of 45,000 shares of the Company’s common stock for a purchase price of $45,000.  The Subscription Agreements granted the investors “piggy-back” registration rights with respect to the Shares, pursuant to which the Company agreed, with specified exceptions, to register the Shares in the event the Company determines to register its common stock with the Securities and Exchange Commission.

On February 7, 2011, the Company appointed Anthony Cataldo as the Company’s new President and Chief Executive Officer, and Michael Handelman as the Company’s new Treasurer, Chief Financial Officer and Secretary.  The Company is currently in discussions with each of Mr. Cataldo and Mr. Handelman regarding the terms and conditions of their respective appointments.

In addition, on February 7, 2011, both Messrs. Cataldo and Handelman were also appointed as additional members to the Company’s Board of Directors.

In connection with the appointments of Messers. Cataldo and Handelman as new directors and executive officers of the Company, on February 7, 2011, the Company accepted the resignations of the following individuals:

•	Robert T. Brooke, resigned as the Company’s President, Chief Executive Officer and as a member of the Company’s Board of Directors;

•	Richard McKilligan, resigned as the Company’s Secretary, Treasurer, Chief Financial Officer and as a member of the Company’s Board of Directors; and

•	Mark J. Ahn, resigned as a member of the Company’s Board of Directors.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Neither Messrs. Brooke, McKilligan nor Ahn had any disagreements with the Company on any matter relating to the Company's operations, policies or practices.

Concurrently with his resignation, Mr. Brooke entered into an Advisory Agreement with the Company on February 7, 2011. Pursuant to the agreement, Mr. Brooke agreed to provide to the Company advisory services related to the development of the Company’s therapeutic products for a period of one year beginning on February 7, 2011, for which he will receive a monthly cash compensation of $3,750. Pursuant to the advisory agreement, Mr. Brooke agreed to submit for cancellation 1,500,000 shares of the Company’s common stock that he owns.

On February 7, 2011, the Company also entered into an Advisory Agreement with Richard McKilligan. Pursuant to the agreement, Mr. McKilligan has agreed provide to the Company with advisory services related to the Company’s financial accounting and reporting for a 3-month period beginning on February 7, 2011, for which he will receive a monthly cash compensation of $2,500.  The advisory agreement further requires Mr. McKilligan to submit for cancellation 1,500,000 shares of the Company’s common stock that he owns.

On February 22, 2011, the Company appointed Dr. L. Stephen Coles to the Company’s Board of Directors.  Dr. Coles will receive a monthly payment of $3,000 for his services to the Company.