Form 10-K/A
period 2010-12-31
Genesis Biopharma, Inc
filed 2011-05-04
CIK 1425205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-K/A

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or non-accelerated filer (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act) (Check one).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐     No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $27,682,667.

As of April 20, 2011, there were 74,183,349 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

The purpose of this amendment is to correct and update the information provided in the beneficial ownership table in Item 12, Part III of Form 10-K filed by Genesis Biopharma, Inc. (the “Company”) with the Securities and Exchange Commission on April 14, 2011.  On or about November 5, 2010, Hamilton Atlantic, listed in the Form 10-K as one of the Company’s major stockholders, distributed all its shares in the Company to its stockholders and, therefore, should not have been included in the Form 10-K.  The distribution of the Company’s shares by Hamilton Atlantic was reported in the Schedule 13D/A that it filed on November 5, 2010.  Except as otherwise expressly set forth in this amendment, no portion of the Form 10-K is being amended or updated by this amendment.

Part III

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 20, 2011 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by Robert Brooke, our sole “Named Executive Officer” for fiscal 2010, (c) by each of our current directors and (d) by all of our current executive officers and directors as a group.  As of April 20, 2011 there were 74,183,349 shares of our common stock issued and outstanding.  Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of April 20, 2011 are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Unless indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Except as otherwise indicated, the address of each stockholder is c/o Genesis Biopharma, Inc. at 11500 Olympic Boulevard, Suite 400, Los Angeles, California 90064.

Name	Shares of Common Stock Beneficially Owned (1)	Percent of Common Stock Beneficially Owned (1)
5% or greater owners:
Theorem Group, LLC (2)	6,413,342	8.6%
Bristol Investment Fund, Ltd. (3)	7,108,095	9.6%
Batavia Holdings Limited (4)	5,854,753	7.9%
Robert Brooke (5)	4,440,008	6.0%
Cadogan Capital (Nevis) (6)	5,854,753	7.9%

Directors and executive officers:
Dr. William Andrews (7)	0	0%
Dr. L. Stephen Coles	0	0%
Anthony Cataldo	0	0%
Michael Handelman	0	0%
All directors and executive officers as a group (4 persons)	0	0%

(1)
Applicable percentage ownership is based on 74,183,349 shares (post-split) of common stock outstanding at April 20, 2011. The number of shares of common stock owned are those “beneficially owned” as determined under the rules of the Securities and Exchange Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within sixty (60) days through the exercise of any option, warrant or right.

(2)	Anshuman Dube exercises dispositive and voting control with respect to the shares held by Theorem Group, LLC.

(3)
Does not include 150,001 shares subject to warrants.  The warrants contain a provision prohibiting any exercise of the warrants that would result in the holder owning beneficially more than 4.99% of the outstanding shares of our common stock as determined under Section 13(d) of the Securities Exchange Act of 1934.    Bristol Capital Advisors, LLC ("BCA") is the investment advisor to Bristol Investment Fund, Ltd. ("Bristol").  Paul Kessler is the manager of BCA and as such has voting and investment control over the securities held by Bristol.  Mr. Kessler disclaims beneficial ownership of these securities.

(4)
Janny Onggara has the power to vote, or to direct the vote, and to dispose of, or to direct the disposition of, the securities held by Batavia Holdings Limited, in her capacity as Batavia’s Director and sole shareholder.

(5)
Mr. Brooke resigned as the Company’s President, Chief Executive Officer and as a member of the Company’s Board of Directors on February 7, 2011.  Pursuant to an advisory agreement, Mr. Brooke agreed to submit for cancellation 1,500,000 shares of the Company’s common stock that he owned.

(6)
Marten Mark has the power to vote, or to direct the vote, and to dispose of, or to direct the disposition of, the securities held by Cadogan Capital (Nevis), in his capacity as director, and disclaims beneficial ownership.

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

GENESIS BIOPHARMA, INC.

Date: May 4, 2011	By:	/s/ Anthony Cataldo
Anthony Cataldo, Chief Executive Officer

INDEX TO EXHIBITS

Exhibit

31.1	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act