Form 10-Q
period 2011-03-31
Genesis Biopharma, Inc
filed 2011-05-20
CIK 1425205

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

☐	For the transition period from to .

Commission File Number 0-8092

GENESIS BIOPHARMA, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	75-3254381 (I.R.S. employer identification number)
11500 Olympic Boulevard, Suite 400, Los Angeles, CA 90064 (Address of principal executive offices and zip code) (866) 963-2220 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☑

At May 16, 2011, the issuer had indicated the outstanding number of shares of common stock:  74,183,349.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
FORM 10-Q
For the Quarter Ended March 31, 2011

i

PART I.  FINANCIAL INFORMATION

Item 1.         Financial Statements.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
Condensed Balance Sheets

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$722,994	$1,292,469
Advances to related party	50,000	—
Deposit	7,500	5,000
Prepaid expenses	7,792	3,447
Total current assets	788,286	1,300,916
Intellectual property licenses, net of accumulated amortization of $75,489 and $57,372	141,919	160,036
Total assets	$930,205	$1,460,952
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$72,493	$30,292
Derivative liability	698,621	792,575
Total current liabilities	771,114	822,867

Commitments and contingencies

Stockholders’ equity
Common stock, par value $0.000041666; 1,800,000,000 shares authorized; 70,683,349 and 73,638,349 shares issued and outstanding, respectively	2,945	3,068
Additional paid-in capital	2,402,918	2,317,493
Accumulated deficit	(2,246,772)	(1,682,476)
Total stockholders’ equity	159,091	638,085
Total liabilities and stockholders’ equity	$930,205	$1,460,952

The accompanying notes are an integral part of these condensed financial statements.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
Condensed Statements of Operations
(unaudited)

	Three Months Ended March 31,		September 17, 2007 (Inception) to March 31,
	2011	2010	2011

REVENUE	$—	$—	$—
OPERATING EXPENSES	658,250	67,680	1,548,151

LOSS FROM OPERATIONS	(658,250)	(67,680)	(1,548,151)
Private placement costs	—	—	(563,348)
Change in fair value of derivative liability	93,954	—	(135,273)

NET LOSS	(564,296)	(67,680)	$(2,246,772)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING; BASIC AND DILUTED	71,941,016	43,726,688

The accompanying notes are an integral part of these condensed financial statements.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
Condensed Statement of Stockholders’ Equity (Deficiency)
(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Initial capitalization, sale of common stock to directors on September 17, 2007	12,660,224	$528	$7,472	$—	$8,000
Private placement closed December 31, 2007	25,440,000	1,060	51,940	—	53,000
Net loss for the period	—	—	—	(1,576)	(1,576)
Balance, December 31, 2007	38,100,024	1,588	59,412	(1,576)	59,424
Net loss for the period	—	—	—	(57,140)	(57,140)
Balance, December 31, 2008	38,100,024	1,588	59,412	(58,716)	2,284
Net loss for the period	—	—	—	(15,772)	(15,772)
Balance, January 1, 2010	38,100,024	1,588	59,412	(74,488)	(13,488)
Common Stock sold in Private Placement at $0.03125 per share, March 2010	12,799,968	533	364,467	—	365,000
Common Stock issued for intellectual property, March 2010	20,960,016	873	216,535	—	217,408
Fair value of vested stock options	—	—	114,016	—	114,016
Common Stock sold in Private Placement at $0.75 per share, September 2010	933,341	39	699,961	—	700,000
Common Stock sold in Private Placement at $1.00 per share, October 2010	250,000	10	249,990	—	250,000
Common Stock sold in Private Placement at $1.00 per share, December 2010	595,000	25	594,975	—	595,000
Forgiveness of debt by director	—	—	18,137	—	18,137
Net loss for the period	—	—	—	(1,607,988)	(1,607,988)
Balance, December 31, 2010	73,638,349	3,068	2,317,493	(1,682,476)	638,085
Common Stock sold in Private Placement at $1.00 per share, January 2011	45,000	2	44,998	—	45,000
Cancellation of shares	(3,000,000)	(125)	125	—	—
Fair value of vested stock options	—	—	40,302	—	40,302

Net loss for the period				(564,296)	(564,296)
Balance at March 31, 2011	70,683,349	$2,945	$2,402,918	$(2,246,772)	$159,091

The accompanying notes are an integral part of these condensed financial statements.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,		September 17, 2007 (Inception) to
	2011	2010	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(564,296)	$(67,680)	$(2,246,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of website	—	—	4,000
Amortization of intellectual property license	18,117	—	75,489
Fair value of vesting of stock options	40,302	—	154,318
Private placement costs	—	—	563,348
Change in fair value of derivative liability	(93,954)	—	135,273
Changes in operating assets and liabilities:
Deposit	(2,500)	—	(7,500)
Prepaid expenses	(4,345)	(5,000)	(7,792)
Accounts payable and accrued liabilities	42,201	17,061	72,493
Net cash used in operating activities	(564,475)	(55,619)	(1,257,143)
CASH FLOWS FROM INVESTING ACTIVITIES:
Website	—	(856)	(4,000)
Net cash used in investing activities	—	(856)	(4,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	45,000	365,000	2,016,000
Due from director	—	(4,983)	18,137
Advances to related party	(50,000)	—	(50,000)
Net cash provided by (used in) financing activities	(5,000)	360,017	1,984,137
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(569,475)	303,542	722,994
CASH AND CASH EQUIVALENTS, Beginning of period	1,292,469	8,257	—
CASH AND CASH EQUIVALENTS, End of period	$722,994	$311,799	$722,994
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Common stock issued for intellectual property	$—	$217,408	$217,408
Forgiveness of debt by Director treated as contribution of capital	$—	$—	$18,137

The accompanying notes are an integral part of these condensed financial statements.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2011 and 2010
and Period from September 17, 2007 (Inception) to March 31, 2011
(UNAUDITED)

NOTE 1.  GENERAL ORGANIZATION AND BUSINESS

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

Basis of Presentation of Unaudited Financial Information

The unaudited financial statements of the Company for the three months ended March 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.  The balance sheet information as of December 31, 2010 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2011. These financial statements should be read in conjunction with that report.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2011 and 2010
and Period from September 17, 2007 (Inception) to March 31, 2011
(UNAUDITED)

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit of $2,246,772 through March 31, 2011 and utilized cash in operations of $564,475 during the three months ended March 31, 2011.  The Company had cash and cash equivalents of $722,994 at March 31, 2011.  The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve sustainable revenues and profitable operations. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties. At March 31, 2011, the Company had not yet commenced any revenue-generating operations. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations.

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

For the three months ended March 31, 2011 and 2010, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities at March 31, 2011 consist of 1,400,000 options to acquire shares of the Company’s common stock and 1,050,022 warrants to acquire shares of the Company’s common stock.

Fair Value Measurements

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

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2011 and 2010
and Period from September 17, 2007 (Inception) to March 31, 2011
(UNAUDITED)

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2011 and December 31, 2010.

Description	Level 1	Level 2	Level 3	Total
Fair value of derivative liability –March 31, 2011	$—	$—	$698,621	$698,621
Fair value of derivative liability – December 31, 2010	$—	$—	$792,575	$792,575

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

Intangible Assets

The Company records intangible assets in accordance with guidance of the FASB.  Intangible assets consist mostly of intellectual property rights that were acquired from an affiliated entity and recorded at their historical cost, and are being amortized over a three year life.  The Company reviews intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life.  If the carrying value of the assets is determined not to be recoverable, the Company records an impairment loss equal to the excess of the carrying value over the fair value of the assets.  The Company’s estimate of fair value is based on the best information available.   If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.  Based upon management’s annual assessment, the Company believes there were no indicators of impairment of its intangible assets as of March 31, 2011.

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

Recent Accounting Pronouncements

Recent accounting pronouncements did not or are believed not to have a material impact on the Company’s present or future financial statements.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2011 and 2010
and Period from September 17, 2007 (Inception) to March 31, 2011
(UNAUDITED)

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

The following table summarizes the original cost, the related accumulated amortization, and the net carrying amounts for the Company’s intangible assets at March 31, 2011.

	Estimated Useful Life	Original Cost	Accumulated Amortization	Net Carrying Amount
Intellectual Property License	3 years	$217,408	$75,489	$141,919

The total amortization expense related to the intangible assets at March 31, 2011 was $18,117.

NOTE 4.  STOCKHOLDERS’ EQUITY

In January 2011, the Company closed a private placement offering pursuant to which it entered into Private Placement Subscription Agreements with accredited investors providing for the issuance and sale of 45,000 shares of the Company’s common stock for a purchase price of $45,000.  The Subscription Agreements granted the investors “piggy-back” registration rights with respect to the Shares, pursuant to which the Company agreed, with specified exceptions, to register the Shares in the event the Company determines to register its common stock with the Securities and Exchange Commission.

In February 2011, Robert Brooke and Richard McKilligan entered into advisory agreements with the Company.  Pursuant to the terms of the advisory agreements, Messrs. Brooke and McKilligan were each required to submit for cancellation 1,500,000 shares of the Company’s common stock that they owned (see Note 8).

Stock Options

On March 16, 2011, the Company granted options to purchase 250,000 shares of the Company’s common stock to a director at an exercise price of $1.25.  These options vest one year from the grant date and have a ten-year life.  The options were valued at $187,675, using the Black Scholes option pricing model. The following assumptions were utilized in valuing the options: strike price of $1.25; term of ten (10) years; volatility of 50.95%; expected dividends 0%; and discount rate of 2.82%.

During the three months ended March 31, 2011, the Company recorded compensation costs of $40,302 relating to the vesting of these options.  As of March 31, 2011, the aggregate value of unvested options was $516,269, which will continue to be amortized as compensation cost as the options vest, over 3 or 4 years, as applicable.  The options had intrinsic value of $1,344,063 as of March 31, 2011.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2011 and 2010
and Period from September 17, 2007 (Inception) to March 31, 2011
(UNAUDITED)

At March 31, 2011, options outstanding are as follows:

	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2011	1,150,000	$0.03125
Granted	250,000	$1.25
Exercised	—	—
Forfeited or Expired	—	—
Balance at March 31, 2011	1,400,000	$0.249

Additional information regarding options outstanding as of March 31, 2011 is as follows:

Options Outstanding at March 31, 2011				Options Exercisable at March 31, 2011
Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$0.249	1,400,000	6.76	$0.03125	222,750	$0.03125

Warrants

At March 31, 2011, warrants outstanding are as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at January 1, 2011	1,050,022	$1.00
Granted	—	$—
Exercised	—	—
Balance at March 31, 2011	1,050,022	$1.00

The above warrants are fully vested and have a five year contractual life.  The warrants had intrinsic value of $210,004 as of March 31, 2011.

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

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2011 and 2010
and Period from September 17, 2007 (Inception) to March 31, 2011
(UNAUDITED)

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

The derivative liabilities were valued using weighted average Black-Scholes-Merton and Lattice-Binomial valuation techniques with the following assumptions:

	March 31, 2011	December 31, 2010
Warrants:
Risk-free interest rate	2.1%	1.90%
Expected volatility	50.95%	52.45%
Expected life (in years)	4.46	5
Expected dividend yield	0%	0%

Fair Value Warrants	$698,621	$792,575

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

As of March 31, 2011, the aggregate derivative liability of the warrants was $698,621.  For the three months ended March 31, 2011, the Company recorded a change in fair value of the derivative liabilities of $(93,954).  At March 31, 2010, no derivative instruments were recorded.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2011 and 2010
and Period from September 17, 2007 (Inception) to March 31, 2011
(UNAUDITED)

NOTE 6.  LICENSE AND COMMITMENTS

On March 15, 2010, we entered into a Patent and Know How Licence (the “License Agreement”) with Cancer Research Technology Limited, a company registered in England and Wales (“CRT”).  Pursuant to the License Agreement, CRT granted to the Company an exclusive, worldwide right and license in certain intellectual property related to a proprietary, therapeutic use of anti-CD55 antibodies, including rights to patents and patent applications related thereto, to research, develop, use, make, distribute, and sell products utilizing the licensed intellectual property.  The license granted to the Company expires on the later to occur of the expiration of the relevant licensed patent in the relevant country or 10 years after the date that the first therapeutic product was placed on the market in such country.  In consideration for the license, the Company agreed to pay to CRT $46,872 (£30,000) in royalties upon the effective date of the License Agreement, and an additional $49,104 (£30,000) was paid thereafter upon the milestone achieved during the year ended December 31, 2010.  A total of $95,976 was paid during the year ended December 31, 2010. No payments were made during the quarter ended March 31, 2011.

In addition, the Company agreed to pay CRT additional royalties based on the achievement of certain milestones, as follows:

▪	£25,000 (twenty five thousand pounds sterling) on filing of IND or equivalent in each of the US and the European Economic Area;

▪	£75,000 (seventy five thousand pounds sterling) on the commencement of Phase III clinical or Pivotal Registration Studies in each of the US and the European Economic Area;

▪	£200,000 (two hundred thousand pounds sterling) on the filing of a new drug application or equivalent application in each of the US and the European Economic Area;

▪	£250,000 (two hundred and fifty thousand pounds sterling) on the grant of the initial Marketing Approval in each of the US and the European Economic Area; and

▪	£50,000 (fifty thousand pounds sterling) on the grant of Marketing Approval in a Major Market.

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

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2011 and 2010
and Period from September 17, 2007 (Inception) to March 31, 2011
(UNAUDITED)

Advances to Related Party

The Company was entered into negotiations to obtain a license from OXIS International, Inc., a Delaware Corporation, for certain know-how related to the manufacture and production of an approved veterinary and human pharmaceutical product (NAD/NADA 0045-863) known as Palosein (veterinary) and Orgotein (human).   If the license is granted, the Company will be obligated to pay OXIS a licensing fee, grant OXIS shares of the Company’s common stock, and pay additional royalties when certain regulatory and commercial milestones are met. As part of the license negotiations, the Company provided OXIS with a $50,000 refundable advance against the initial cash licensing fee.  As of March 31, 2011, the Company is still in negotiation with OXIS International, Inc., regarding the terms of the agreement.  The Chief Executive Officer/Director and Chief Financial Officer/Director of the Company are also the Chief Executive Officer/Director and Chief Financial Officer of OXIS.

NOTE 8.  EMPLOYMENT AND ADVISORY AGREEMENTS OBLIGATIONS

On February 7, 2011, the Company appointed Anthony Cataldo as the Company’s new President and Chief Executive Officer, and Michael Handelman as the Company’s new Treasurer, Chief Financial Officer and Secretary.  The Company is currently in discussions with each of Mr. Cataldo and Mr. Handelman regarding the terms and conditions of their respective appointments

In addition, on February 7, 2011, both Messrs. Cataldo and Handelman were also appointed as additional members to the Company’s Board of Directors.

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

On February 7, 2011, the Company also entered into an Advisory Agreement with Richard McKilligan. Pursuant to the agreement, Mr. McKilligan has agreed provide to the Company advisory services related to the Company’s financial accounting and reporting for a 3-month period beginning on February 7, 2011, for which he will receive a monthly cash compensation of $2,500.  The advisory agreement further requires Mr. McKilligan to submit for cancellation 1,500,000 shares of the Company’s common stock that he owns.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2011 and 2010
and Period from September 17, 2007 (Inception) to March 31, 2011
(UNAUDITED)

On February 22, 2011, the Company appointed Dr. L. Stephen Coles to the Company’s Board of Directors.  Dr. Coles will receive a monthly payment of $3,000 for his services to the Company.

On March 16, 2011, the Company appointed Dr. William Andrews to the Company’s Board of Directors.  Dr. Andrews will receive a monthly payment of $3,000 for his services on the Board of Directors of the Company.  Additionally, Dr. Andrews was granted a non-qualified stock option to purchase up to 250,000 shares of the Company’s common stock under the Company’s 2010 Equity Compensation Plan. The options vest and become exercisable on the anniversary of the date of his appointment, provided that Dr. Andrews is still a member of the Board of Directors of the Company on that date.  The options are exercisable at an exercise price equal to $1.25, and have a term of 10 years from the date of grant.

NOTE 9.  SUBSEQUENT EVENTS

Effective April 18, 2011, the Company completed the first tranche of a private placement offering for up to $1 million.  In connection with the first tranche, the Company entered into a Securities Purchase Agreement with an accredited investor which provided for the issuance and sale of 500,000 shares of the Company’s common stock, par value $0.000041666 (the “Shares”) at a per Share purchase price of $1.00 (the “Per Share Purchase Price”) and 500,000 five (5) year Class “C” Warrants exercisable at $1.25 per warrant share (the “Per Warrant Exercise Price”) (the “Warrants”) for a purchase price of $500,000 (the “Offering”).

The Shares and Warrants contain certain purchase price reset protections in the event the Company issues or sells any Shares or any Share equivalents at less than the Per Share Purchase Price or the Per Warrant Exercise Price. The price reset protections for the Shares will remain in effect for so long as the Shares are held by the purchaser under the Offering and until such time as the Warrants are exercised or expire. In the event the Company issues or sells any Shares or equivalents pursuant to which Shares may be acquired at a price less than the Per Share Purchase Price (which is subject to adjustment) the Company will issue additional Shares to each purchaser, for no additional consideration in an amount sufficient so that the Per Share Purchase Price paid when divided by the total number of Shares held by the purchaser on the date of the issuance will result in an effective Per Share Purchase Price paid by each purchaser being equal to the lower price for the Shares held by the purchaser on the date of the issuance by the Company at less than the then Per Share Purchase Price. In the case of the Warrants, the Per Warrant Exercise Price will be adjusted in the event the Company issues or sells any Shares or equivalents pursuant to which Shares may be acquired at less than the Per Warrant Exercise Price (which is subject to adjustment).  In addition, in the event of a reduction in the Per Warrant Exercise Price, the number of Shares that a holder of a Warrant shall be entitled to receive upon exercise shall be adjusted by multiplying the number of Shares that would otherwise be issuable on such exercise by a fraction of which (a) the numerator is the Per Warrant Exercise Price that would otherwise be in effect, and (b) the denominator is the Per Warrant Exercise Price in effect on the date of such exercise.  The Warrants also contain a cashless exercise provision and the Offering also provides the purchaser the right of first refusal in connection with any future offerings undertaken by the Company for a term of eighteen (18) months.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the three ended March 31, 2011 and 2010 should be read in conjunction with the notes to those financial statements that are included in Item 1 of Part 1 of this Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.

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

In order to enter the biopharmaceutical business, on March 15, 2010, through our newly formed, wholly-owned subsidiary, we acquired certain assets related to the development and commercialization of biotechnology drugs, primarily anti-CD55+ antibodies (the “Anti-CD55+ Antibody Program”), including certain patents, patent applications, materials, and know-how, from Hamilton Atlantic, a Cayman Islands company (“Hamilton”). As consideration for these assets, we issued to Hamilton 20,960,016 shares of our common stock.  Thereafter, on March 15, 2010, we also entered into a Patent and Know How Licence (the “License Agreement”) with Cancer Research Technology Limited, a company registered in England and Wales (“CRT”), pursuant to which we acquired an exclusive, worldwide right and license in certain intellectual property related to a proprietary, therapeutic use of anti-CD55+ antibodies, including rights to patents and patent applications related thereto, to research, develop, use, make, distribute, and sell products utilizing the licensed intellectual property.  In consideration for the license, the Company agreed to pay to CRT $46,872 (£30,000) in royalties upon the effective date of the License Agreement, and an additional $49,104 (£30,000) was paid thereafter upon the milestone achieved during the year ended December 31, 2010.  A total of $95,976 was paid during the year ended December 31, 2010. No payments were made during the quarter ended March 31, 2011.

In order to consolidate the ownership of our new biopharmaceutical assets and operations, on March 15, 2010 we acquired all of the assets of our wholly-owned subsidiary by merging that subsidiary into this Company (the “Consolidation”).  As a result of the Consolidation, we now own all of the assets owned by our subsidiary, including the Anti-CD55+ Antibody Program assets.  Having acquired the foregoing biopharmaceutical assets, we formally terminated our prior freight-forwarding business plan.  As a result of our recent acquisition of the assets related to the Anti-CD55+ Antibody Program and the License Agreement, we have become a biopharmaceutical company engaged in the development and commercialization of drugs and other clinical solutions for underserved diseases, including metastatic cancers and lethal infectious diseases.  We currently do not plan to conduct any business other than the biopharmaceutical business.

Recent Developments

Private Placement

In January 2011, we entered into Private Placement Subscription Agreements with accredited investors providing for the issuance and sale of 45,000 shares of our common stock for a purchase price of $45,000.  The Subscription Agreements granted the investors “piggy-back” registration rights with respect to the Shares, pursuant to which we agreed, with specified exceptions, to register the Shares in the event we determine to register our common stock with the Securities and Exchange Commission.

New Officers and Directors

 On February 7, 2011, we appointed Anthony Cataldo as our new President and Chief Executive Officer, and Michael Handelman as our new Treasurer, Chief Financial Officer and Secretary.  We are currently in discussions with each of Mr. Cataldo and Mr. Handelman regarding the terms and conditions of their respective appointments.

In addition, on February 7, 2011, both Messrs. Cataldo and Handelman were also appointed as additional members to the Company’s Board of Directors.

In connection with the appointments of Messers. Cataldo and Handelman as new directors and executive officers of the Company, on February 7, 2011, the Company accepted the resignations of Robert T. Brooke, President, Chief Executive Officer and director; Richard McKilligan, Secretary, Treasurer, Chief Financial Officer and director; and Mark J. Ahn, director.

Concurrently with his resignation, Mr. Brooke entered into an Advisory Agreement on February 7, 2011. Pursuant to the agreement, Mr. Brooke agreed to provide us with advisory services related to the development of our therapeutic products for a period of one year beginning on February 7, 2011, for which he will receive a monthly cash compensation of $3,750. Pursuant to the advisory agreement, Mr. Brooke agreed to submit for cancellation 1,500,000 shares of our common stock that he owns.

On February 7, 2011, we also entered into an Advisory Agreement with Richard McKilligan. Pursuant to the agreement, Mr. McKilligan has agreed provide us with advisory services related to our financial accounting and reporting for a 3-month period beginning on February 7, 2011, for which he will receive a monthly cash compensation of $2,500.  The advisory agreement further requires Mr. McKilligan to submit for cancellation 1,500,000 shares of our common stock that he owns.

On February 22, 2011, Dr. L. Stephen Coles was appointed to our Board of Directors.  Dr. Coles will receive a monthly payment of $3,000 for his services on the Board.

On March 16, 2011, Dr. William Andrews was appointed to our Board of Directors.  Dr. Andrews will receive a monthly payment of $3,000 for his services on the Board.  Additionally, Dr. Andrews was granted a non-qualified stock option to purchase up to 250,000 shares of our common stock under our 2010 Equity Compensation Plan. The options vest and become exercisable on the anniversary of the date of his appointment, provided that Dr. Andrews is still a member of our Board of Directors on that date.  The options are exercisable at an exercise price equal to $1.25, and have a term of 10 years from the date of grant.

Results of Operations

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

General and administrative expenses

Our general and administrative expenses increased to $658,250 for the three months ended March 31, 2011 from $67,680 for the three months ended March 31, 2010 due to the expenses we incurred following our change to become a biopharmaceutical company in March 2010.  Prior to March 15, 2010, we were an inactive company with few expenses.  Following the acquisition of our biopharmaceutical assets on March 15, 2010, we increased our business activities, which resulted in an increase in general and administrative expenses.  These additional expenses include rent, professional fees, salaries, and the fees and expenses related to our SEC filings.  We expect these expenses to increase substantially during the 2011 fiscal year as we implement our plan to develop our products to increase our operations.

Fair Value of Derivative Liability

During the year ended December 31, 2010, we recorded private placement costs and a corresponding derivative liability related to the issuance of warrants of $563,348 and a loss as a result of an increase in the fair market value of those warrants of $229,227.  The Company recorded a change in the fair value of derivative liability and recognized a gain of $93,954, with derivative liability of $698,621 as of March 31, 2011.

Net Loss

We had a net loss of $564,296 for the three months ended March 31, 2011, compared to $67,680 for the three months ended March 31, 2010.  As we are a development stage company and do not expect to earn significant revenues during the next fiscal year, we expect to continue to incur net losses and we expect those losses to increase during the 2011 fiscal year as we incur significant expenses to develop our products.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and loans from a director. Effective March 15, 2010, in a private placement offering, we sold an aggregate of 12,799,968 shares (post-split) of our common stock, for an aggregate purchase price of $365,000, net of legal expenses.  On September 17, 2010, we closed a $700,000 private placement offering with accredited investors of (i) an aggregate of 933,341 shares of our common stock, (ii) warrants to purchase an aggregate of 466,674 shares of our common stock at an exercise price of $1.00 per share and (iii) warrants to purchase an aggregate of 466,674 shares of our common stock at an exercise price of $1.25 per share.  On October 22, 2010, we closed a private placement offering to accredited investor providing for the issuance and sale of 250,000 shares of our common stock for a purchase price of $250,000.  This offering triggered anti-dilution provisions contained in certain warrants previously issued because the $1.00 purchase price per share in the offering is lower than the $1.25 exercise price of those warrants. As a result, effective October 22, 2010, the exercise price of 466,664 warrants issued on September 17, 2010 was reduced to $1.00 per share and the holders of those warrants have become entitled to purchase an aggregate of 116,674 additional shares of our common stock upon exercise of those warrants, bringing the total number of shares of common stock underlying those warrants to 583,348.  On December 28, 2010, we completed another private placement with accredited investors by selling 595,000 shares of our common stock at a price of $1.00 per share for a total of $595,000.

As of March 31, 2011, we had a cash balance of $722,994.

Net cash used in operating activities was $564,475 for the three months ended March 31, 2011 compared to $55,619 for the three months ended March 31, 2010.  This difference was primarily due to a larger net loss in the 2011 period.

Net cash provided (used) by financing activities decreased from $360,017 for the three months ended March 31, 2010 to $(5,000) for the three months ended March 31, 2011 as a result of the private placement of the company’s common stock, for an aggregate purchase price of $365,000, net of legal expenses, during the period ending December 31, 2010.

We believe that our current cash resources will be sufficient to sustain our current operations for approximately nine months.  We will have to obtain additional cash resources during the next quarter in order to develop our products and enlarge our operations in accordance with our business plan.  In order to fund these additional expenses, we expect to engage in additional sales of debt or equity securities. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations.  We may also in the future seek to obtain funding through strategic alliances with larger pharmaceutical or biomedical companies.  We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all.  We cannot be sure that we will be able to obtain any additional funding from either financings or alliances, or that the terms under which we may be able to obtain such funding will be beneficial to us.  If we are unsuccessful or only partly successful in our efforts to secure additional financing, we may find it necessary to suspend or terminate some or all of our product development and other activities.

Recent Accounting Pronouncements

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

Intangible Assets

The Company records intangible assets in accordance with guidance of the FASB.  Intangible assets consist mostly of intellectual property rights that were acquired from an affiliated entity and recorded at their historical cost and are being amortized over a three years life.  The Company reviews intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life.  If the carrying value of the assets is determined not to be recoverable, the Company records an impairment loss equal to the excess of the carrying value over the fair value of the assets.  The Company’s estimate of fair value is based on the best information available.   If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.  Based upon management’s annual assessment, the Company believes there were no indicators of impairment of its intangible assets as of March 31, 2011.

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

Off-Balance Sheet Arrangements

At March 31, 2011, we had no obligations that would require disclosure as off-balance sheet arrangements.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

This company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f) (1) and is not required to provide information by this Item.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2011, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which our property is the subject.

Item 1A.     Risk Factors

There have been no material changes from the disclosure provided in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.        Unregistered Sales of Securities and Use of Proceeds.

We did not issue any unregistered securities during the three-month period ended March 31, 2011 that were not previously reported in a Current Report on Form 8-K, and we did not repurchase any securities during that period.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        [Reserved]

Item 5.        Other Information.

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6.        Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesis Biopharma, Inc.

May 20, 2011	By:	/s/ Anthony J. Cataldo
Anthony J. Cataldo Chief Executive Officer (Principal Executive Officer)

May 20, 2011	By:	/s/ Michael Handelman
Michael Handelman Chief Financial Officer (Principal Financial and Accounting Officer)