Form 10-Q
period 2011-06-30
Genesis Biopharma, Inc
filed 2011-08-22
CIK 1425205

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011

☐	For the transition period from to .

Commission File Number 000-53127

GENESIS BIOPHARMA, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	75-3254381
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

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
Yes ☐No ☑

At August 15, 2011, the issuer has 77,663,349 shares of common stock outstanding.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
FORM 10-Q
For the Quarter Ended June 30, 2011

i

PART I.  FINANCIAL INFORMATION

Item 1.                      Financial Statements.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
Condensed Balance Sheets

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$268,565	$1,292,469
Advances to related party	50,000	—
Deposit	7,500	5,000
Prepaid expenses	—	3,447
Total current assets	326,065	1,300,916
Property and equipment, net of accumulated depreciation of $595 and $0	16,299	—
Intellectual property licenses, net of accumulated amortization of $93,606 and $57,372	123,802	160,036
Total assets	$466,166	$1,460,952

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities
Accounts payable	$130,638	$30,292
Derivative liability	1,739,473	792,575
Total current liabilities	1,870,111	822,867

Commitments and contingencies

Stockholders’ equity
Common stock, par value $0.000041666; 1,800,000,000 shares authorized; 77,663,349 and 73,638,349 shares issued and outstanding, respectively	3,236	3,068
Additional paid-in capital	11,799,331	2,317,493
Accumulated deficit	(13,206,512)	(1,682,476)
Total stockholders’ equity (deficiency)	(1,403,945)	638,085
Total liabilities and stockholders’ equity (deficiency)	$466,166	$1,460,952

The accompanying notes are an integral part of these condensed financial statements.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
Condensed Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		September 17, 2007 (Inception) to June 30-
	2011	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	—	—	—	—	—
OPERATING EXPENSES	$10,561,185	$84,629	$11,219,434	$152,309	12,109,335

LOSS FROM OPERATIONS	(10,561,185)	(84,629)	(11,219,434)	(152,309)	(12,109,335)

Private placement costs	—	—	—	—	(563,348)
Change in fair value of derivative liability	(398,556)	—	(304,602)	—	(533,829)

NET LOSS	$(10,959,741)	$(84,629)	$(11,524,036)	$(152,309)	$(13,206,512)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.15)	$0.00	$(0.16)	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	74,074,238	71,860,008	72,950,655	91,967,449

The accompanying notes are an integral part of these condensed financial statements.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
Condensed Statement of Stockholders’ Equity (Deficiency)
(unaudited)

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity (Deficiency)
Balance, December 31, 2010	73,638,349	3,068	2,317,493	(1,682,476)	638,085
Common Stock sold in Private Placement at $1.00 per share, January 2011	45,000	2	44,998	—	45,000
Common Stock sold in Private Placement at $1.00 per share from April to June 2011	850,000	35	185,669	—	185,704
Common Stock issued for services, May 2011	130,000	6	154,994	—	155,000
Common Stock returned for cancellation	(3,000,000)	(125)	125	—	—
Fair value of vested stock options and warrants	—	—	384,265	—	384,265
Fair value of common stock issued to officer for services	6,000,000	250	8,009,750	—	8,010,000
Fair value of common stock transferred to officer			702,037		702,037
Net loss for the period				(11,524,036)	(11,524,036)
Balance at June 30, 2011	77,663,349	$3,236	$11,799,331	$(13,206,512)	$(1,403,945)

The accompanying notes are an integral part of these condensed financial statements.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,			September 17, 2007 (Inception) to
	2011		2010	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(11,524,036)	$(152,309)	$(13,206,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		36,796	173	98,168
Fair value of vested stock options and warrants		384,265	1,341	498,281
Loss on website			2,125	—
Private placement costs		—	—	563,348
Change in fair value of derivative liability		304,602	—	533,829
Issuance of shares for services		4,200,000	—	4,200,000
Common stock issued for services		3,965,000	—	3,965,000
Fair value of common stock transferred to officer		702,037	—	702,037
Changes in operating assets and liabilities:
Deposit		—	—	(5,000)
Prepaid expenses		947	(5,000)	(2,500)
Accounts payable and accrued liabilities		100,346	15,777	130,638
Net cash used in operating activities		(1,830,043)	(137,893)	(2,522,711)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment		(16,861)	(2,981)	(20,861)
Net cash used in investing activities		(16,861)	(2,981)	(20,861)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock		873,000	365,000	2,844,000
Due to director			(23,120)	18,137
Advances to related party		(50,000)	—	(50,000)
Net cash provided by (used in) financing activities		823,000	341,880	2,812,137
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(1,023,904)	201,006	268,565
CASH AND CASH EQUIVALENTS, Beginning of period		1,292,469	8,257	—
CASH AND CASH EQUIVALENTS, End of period		$268,565	$209,263	$268,565
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Common stock issued for intellectual property	$		$217,408	$217,408
Derivative liability recorded as private placement cost		$642,296	$—	$642,296

The accompanying notes are an integral part of these condensed financial statements.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months and Six Months Ended June 30, 2011 and 2010
and Period from September 17, 2007 (Inception) to June 30, 2011
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

Effective March 15, 2010, prior to the Consolidation, the Company and Subsidiary entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Hamilton Atlantic, a Cayman Islands company (“Hamilton”), whereby Hamilton sold, and Subsidiary acquired, all of Hamilton’s rights, title and interest to certain assets related to the development and commercialization of biotechnology drugs, primarily anti-CD55+ antibodies (the “Anti-CD55+ Antibody Program”), including certain patents, patent applications, materials, and know-how. The Anti-CD55+ Antibody Program consists of antibodies that could be developed and commercialized for the treatment of cancer. As consideration, the Company agreed to issue to Hamilton 20,960,016 shares of the Company’s common stock.  As a result of the Consolidation, the Company acquired all of the assets and contractual rights, and assumed all of the liabilities, of Subsidiary, including all of the assets acquired pursuant to the Purchase Agreement.

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

Basis of Presentation of Unaudited Financial Information

The unaudited financial statements of the Company for the three months and six months ended June 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.  The balance sheet information as of December 31, 2010 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2011. These financial statements should be read in conjunction with that report.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months and Six Months Ended June 30, 2011 and 2010
and Period from September 17, 2007 (Inception) to June 30, 2011
(UNAUDITED)

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit of $13,206,512 through June 30, 2011 and utilized cash in operations of $1,830,043 during the six months ended June 30, 2011.  The Company had cash and cash equivalents of $268,565 at June 30, 2011.  The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve sustainable revenues and profitable operations. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties. At June 30, 2011, the Company had not yet commenced any revenue-generating operations. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Loss per  Share

Basic loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation as their effect is antidilutive.

For the three months and six months ended June 30, 2011 and 2010, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities at June 30, 2011 consist of 2,425,000 options and 2,000,022 warrants to acquire shares of the Company’s common stock.

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

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months and Six Months Ended June 30, 2011 and 2010
and Period from September 17, 2007 (Inception) to June 30, 2011
(UNAUDITED)

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2011 and December 31, 2010.

Description	Level 1	Level 2	Level 3	Total
Fair value of derivative liability – June 30, 2011	$—	$—	$1,739,473	$1,739,473
Fair value of derivative liability – December 31, 2010	$—	$—	$792,575	$792,575

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

Intangible Assets

The Company records intangible assets in accordance with guidance of the FASB.  Intangible assets consist mostly of intellectual property rights that were acquired from an affiliated entity and recorded at their historical cost, and are being amortized over a three year life.  The Company reviews intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life.  If the carrying value of the assets is determined not to be recoverable, the Company records an impairment loss equal to the excess of the carrying value over the fair value of the assets.  The Company’s estimate of fair value is based on the best information available.   If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.  Based upon management’s annual assessment, the Company believes there were no indicators of impairment of its intangible assets as of June 30, 2011.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification (ASC) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required.  The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months and Six Months Ended June 30, 2011 and 2010
and Period from September 17, 2007 (Inception) to June 30, 2011
(UNAUDITED)

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt the ASU as required.  It will have no affect on the Company’s results of operations, financial condition or liquidity.

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

The following table summarizes the original cost, the related accumulated amortization, and the net carrying amounts for the Company’s intangible assets at June 30, 2011.

	Estimated Useful Life	Original Cost	Accumulated Amortization	Net Carrying Amount
Intellectual Property License	3 years	$217,408	$93,606	$123,802

The total amortization expense related to the intangible assets at June 30, 2011 was $36,234.

NOTE 4.  COMMON STOCK

Issuance of common stock for cash

In January 2011, the Company closed a private placement offering pursuant to which it entered into Private Placement Subscription Agreements with two accredited investors providing for the issuance and sale of 45,000 shares of the Company’s common stock for a purchase price of $45,000.  The Subscription Agreements granted the investors “piggy-back” registration rights with respect to the shares, pursuant to which the Company agreed, with specified exceptions, to register the shares in the event the Company determines to register its common stock with the Securities and Exchange Commission.

From April up to June 30, 2011, the Company completed its private placement offering and issued an aggregate of 850,000 common stock for $1.00/share or net proceeds of $828,000 after closing cost.  As an added incentive to the buyers, the Company granted a total of 850,000 warrants to the buyers that are fully vested, will expire in five years and are exercisable at $1.25.  Each of the warrant agreements included an anti-dilution provision that allowed for the automatic reset of the number of warrants issued and exercise price of the warrants upon any future sale of common stock or warrants at or below the current exercise price. The Company considered the current Financial Accounting Standards Board guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that as the strike price of these warrants contain exercise prices that may fluctuate based on the occurrence of future offerings or events, and as such is not a fixed amount. As a result, the Company determined that these warrants are not considered indexed to the Company’s own stock and characterized the fair value of these warrants as an offering cost and derivative liabilities upon issuance.  The aggregate value of these warrants issued was $642,296 using the Black-Scholes-Merton option valuation model with the following assumptions; average risk-free interest rate of 2.00%; dividend yield of 0%; average volatility of 49%; and an expected life of five years (statutory term).  The warrants were accounted as a an offering cost and the entire value was deducted from additional Paid-In Capital.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months and Six Months Ended June 30, 2011 and 2010
and Period from September 17, 2007 (Inception) to June 30, 2011
(UNAUDITED)

Issuance of common stock for services

In February 2011, Robert Brook, former CEO and Richard Mckilligan, former CFO entered into advisory agreements with the Company.  Pursuant to the terms of the advisory agreements, Messrs. Brooke and McKilligan were each required to submit for cancellation 1,500,000 shares or a total of 3,000,000 of the Company’s common stock that they owned (see further discussion at Note 8).  On May 23, 2011, as directed by the Company, Messrs. Brooke and McKilligan transferred these 1,500,000 common shares each owned by them to the Garcia Family Trust (GFT).

On May 23, 2011, BC Limited, a shareholder of the Company agreed to transfer 501,445 shares it owned to Garcia Family Trust (GFT).

From April to May 2011, the Company granted 130,000 shares of common stock for consulting services. These shares were valued at $155,000 based on the trading price of the Company’s common stock at the date of the agreement.

On May 6, 2011, Anthony Cataldo, the Company’s President, Chief Executive Officer and director, was granted 3,000,000 shares of the Company’s common stock as part of his executive compensation package.  These shares were valued at $3,810,000 based on the trading price of the Company’s common stock at the date of the agreement.

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

On April 15, 2011, the Company granted options to purchase 825,000 shares of the Company’s common stock to members of its scientific advisory board at an exercise price of $1.19 per share.  These options vest quarterly over 12 months from the grant date and have a five-year life.  The options were valued at $652,987, using the Black Scholes option pricing model. The following assumptions were utilized in valuing the options: strike price of $1.19; term of five (5) years; volatility of 57.3%; expected dividends 0%; and discount rate of 1.94%.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months and Six Months Ended June 30, 2011 and 2010
and Period from September 17, 2007 (Inception) to June 30, 2011
(UNAUDITED)

On April 25, 2011, the Company granted options to purchase 200,000 shares of the Company’s common stock to a member of its corporate development advisory board at an exercise price of $1.17 per share.  These options vest quarterly over 12 months from the grant date and have a ten-year life.  The options were valued at $209,500, using the Black Scholes option pricing model. The following assumptions were utilized in valuing the options: strike price of $1.17; term of ten (10) years; volatility of 57.3%; expected dividends 0%; and discount rate of 3.24%.

During the six months ended June 30, 2011, the Company recorded compensation costs of $296,725 relating to the vesting of the stock options.  As of June 30, 2011, the aggregate value of unvested options was $1,179,309, which will continue to be amortized as compensation cost as the options vest over 3 or 4 years, as applicable.  The options had intrinsic value of $1,948,063 as of June 30, 2011.

At June 30, 2011, options outstanding are as follows:

	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2011	1,150,000	$0.03125
Granted	1,275,000	$1.20
Exercised	—	—
Forfeited or Expired	—	—
Balance at June 30, 2011	2,425,000	$0.645

Additional information regarding options outstanding as of June 30, 2011 is as follows:

Options Outstanding at June 30, 2011			Options Exercisable at June 30, 2011
Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
2,425,000	5.75	$0.645	222,750	$0.03125

Warrants

At June 30, 2011, warrants outstanding are as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at January 1, 2011	1,050,022	$1.00
Granted	950,000	$1.25
Exercised	—	—
Balance at June 30, 2011	2,000,022	$1.19

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months and Six Months Ended June 30, 2011 and 2010
and Period from September 17, 2007 (Inception) to June 30, 2011
(UNAUDITED)

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

On February 15, 2011, pursuant to a consulting agreement, the Company granted 100,000 fully vested, ten year warrants to acquire shares of its common stock at $1.26.  The warrants were valued at $87,540, using the Black Scholes option pricing model with the following assumptions: strike price of $1.26; term of ten (10) years; volatility of 57%; expected dividends 0%; and discount rate of 3.61%.  As the warrants were fully vested, the entire $87,540 was expensed at grant date.

During the three months ended June 30, 2011, the Company completed a private placement offering of 850,000 shares of common stock.  In connection, the Company entered into a Securities Purchase Agreement with a accredited investors which provided for the issuance and sale of 850,000 shares of the Company’s common stock, par value $0.000041666 (the “Shares”) at a per Share purchase price of $1.00 (the “Per Share Purchase Price”) and 850,000 five (5) year Class “C” Warrants exercisable at $1.25 per warrant share (the “Per Warrant Exercise Price”) (the “Warrants”) for a purchase price of $850,000 (the “Offering”).

Each of Warrants issued from April to June 2011 contain certain purchase price reset protections in the event the Company issues or sells any Shares or any Share equivalents at less than the Per Warrant Exercise Price. The Per Warrant Exercise Price will be adjusted in the event the Company issues or sells any Shares or equivalents pursuant to which Shares may be acquired at less than the Per Warrant Exercise Price (which is subject to adjustment).  In addition, in the event of a reduction in the Per Warrant Exercise Price, the number of Shares that a holder of a Warrant shall be entitled to receive upon exercise shall be adjusted by multiplying the number of Shares that would otherwise be issuable on such exercise by a fraction of which (a) the numerator is the Per Warrant Exercise Price that would otherwise be in effect, and (b) the denominator is the Per Warrant Exercise Price in effect on the date of such exercise.  The Warrants also contain a cashless exercise provision and the Offering also provides the purchaser the right of first refusal in connection with any future offerings undertaken by the Company for a term of eighteen (18) months.

NOTE 5 - DERIVATIVE LIABILITY

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The 1,900,022 warrants issued related to the private placements in 2010 and 2011 described in Note 4 do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future.  The warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months and Six Months Ended June 30, 2011 and 2010
and Period from September 17, 2007 (Inception) to June 30, 2011
(UNAUDITED)

The derivative liabilities were valued using weighted average Black-Scholes-Merton valuation techniques with the following assumptions:

	June 30, 2011	December 31, 2010
Warrants:
Risk-free interest rate	1.9 0%	1.90%
Expected volatility	57.3%	52.45%
Expected life (in years)	4.21	5
Expected dividend yield	0%	0%

Fair Value Warrants	$1,739,473	$792,575

The risk-free interest rate was based on rates established by the Federal Reserve Bank, the Company uses the historical volatility of its common stock, and the expected life of the instruments is determined by the expiration date of the instrument.  The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.  In the prior year, the Company used an average volatility rate of similar publicly traded companies as an input to its fair value calculations.  During the period, the Company determined that its stock price has matured and there is a consistent level of trading activity, as such, the Company used the volatility % of its common stock.

As of June 30, 2011, the aggregate derivative liability of the warrants was $1,739,473.  For the six months ended June 30, 2011 and 2010, the Company recorded a change in fair value of the derivative liabilities of $304,602 and $0, respectively.

NOTE 6.  LICENSE AND COMMITMENTS

On March 15, 2010, we entered into a Patent and Know How Licence (the “License Agreement”) with Cancer Research Technology Limited, a company registered in England and Wales (“CRT”).  Pursuant to the License Agreement, CRT granted to the Company an exclusive, worldwide right and license in certain intellectual property related to a proprietary, therapeutic use of anti-CD55 antibodies, including rights to patents and patent applications related thereto, to research, develop, use, make, distribute, and sell products utilizing the licensed intellectual property.  The license granted to the Company expires on the later to occur of the expiration of the relevant licensed patent in the relevant country or 10 years after the date that the first therapeutic product was placed on the market in such country.  In consideration for the license, the Company agreed to pay to CRT $46,872 (£30,000) in royalties upon the effective date of the License Agreement, and an additional $49,104 (£30,000) was paid thereafter upon the milestone achieved during the year ended December 31, 2010.  A total of $95,976 was paid during the year ended December 31, 2010. No payments were made during the six months ended June 30, 2011.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months and Six Months Ended June 30, 2011 and 2010
and Period from September 17, 2007 (Inception) to June 30, 2011
(UNAUDITED)

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

On September 1, 2010, the Company entered into a research agreement with the University of Nottingham, England.  The term of the agreement commenced on July 1, 2010 and expires on June 30, 2011.  Pursuant to the terms of the agreement, the Company paid to the University of Nottingham £32,000 ($50,394) upon signature of the agreement, which has been included as an expense in the accompanying statement of operations for the year ended December 31, 2010.  In addition, the Company agreed to pay the University of Nottingham an additional £32,000 upon completion of the program. As of June 30, 2011 the program was still underway.

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

Advances to Related Party

The Company was entered into negotiations to obtain a license from OXIS International, Inc., a Delaware Corporation, for certain know-how related to the manufacture and production of an approved veterinary and human pharmaceutical product (NAD/NADA 0045-863) known as Palosein (veterinary) and Orgotein (human).   If the license is granted, the Company will be obligated to pay OXIS a licensing fee, grant OXIS shares of the Company’s common stock, and pay additional royalties when certain regulatory and commercial milestones are met. As part of the license negotiations, the Company provided OXIS with a $50,000 refundable advance against the initial cash licensing fee.  As of June 30, 2011, the Company is still in negotiation with OXIS International, Inc., regarding the terms of the agreement.  Our Chief Executive Officer/Director is the Chairman of the Board of OXIS and our Chief Financial Officer/Director of the Company is also Chief Financial Officer of OXIS.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months and Six Months Ended June 30, 2011 and 2010
and Period from September 17, 2007 (Inception) to June 30, 2011
(UNAUDITED)

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

On June 13, 2011, Martin Schroeder was appointed to our Board of Directors.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months and Six Months Ended June 30, 2011 and 2010
and Period from September 17, 2007 (Inception) to June 30, 2011
(UNAUDITED)

NOTE 9.  SUBSEQUENT EVENTS

Effective July 18, 2011, the Company announced the appointment of David Voyticky to the Company’s Board of Directors.

Effective July 20, 2011, the Company announced the appointment of General Merrill A. McPeak to the Company’s Board of Directors.

Effective July 27, 2011, the “Company completed an offering of $5 million of its seven (7%) percent senior convertible notes (the “Notes”) and five (5) year warrants exercisable at $1.25 (the “Warrants”) with five (5) accredited investors which include Ayer Capital Partners Master Fund LP, Epworth- Ayer Capital, Ayer Capital Partners Kestrel Fund LP, Bristol Investment Fund Ltd., and Bristol Capital LLC. (the “Offering”). The Notes and Warrants were issued in reliance on the exemptions from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.  Each investor represented to the Company that such investor was an “accredited investor” as such term is defined under Regulation D, and the Offering did not involve any form of general solicitation or general advertising. Proceeds of the Offering will be used by the Company to fund working capital.

Under the terms of the Offering, the investors entered into a securities purchase agreement (“SPA” or “Securities Purchase Agreement”) with the Company whereby the investor received Notes that mature November 30, 2011 and which are convertible into shares of the Company’s common stock, par value $0.000042666 (the “Common Stock”) at the option of the holder at a conversion price of $1.25 (the “Conversion Price”) which is based upon eighty five (85%) percent of the average of the trailing five (5) day VWAP prior to the closing. The Notes also contain a redemption feature whereby the Company can force conversion in the event its Common Stock trades at two hundred (200%) percent of the Conversion Price for twenty (20) consecutive trading days with a minimum daily trading volume of 100,000 shares. The Notes and Warrants have anti-dilution protection and the conversion and exercise prices are subject to adjustment based upon pricing of subsequent financings undertaken by the Company as more fully set forth in the SPA, Notes and Warrants. The Warrants as issued to the investors in the Offering contain a cashless exercise provision in the event the shares underlying the Warrants are not registered pursuant to the terms of a registration rights agreement (the “Registration Rights Agreement”) entered into between the Company and the investors.

As a part of the Offering, the Company also entered into an escrow agreement (the “Escrow Agreement”). Under the terms of the SPA the Offering will close in two (2) equal traunches.  With the completion of the Offering, the Company received gross proceeds of $2.5 million and issued $2.5 million of Notes and Warrants exercisable for 2,000,000 shares of Common Stock. The Escrow Agreement provides that the $2.5 million representing the balance of the subscriptions by the investors be placed into escrow along with $2.5 million of Notes and Warrants exercisable for 2,000,000 shares of Common Stock (the Notes and Warrants as deposited into escrow are referred to as “Traunche B Notes” and “Traunche B Warrants” respectively and collectively as the “Escrowed Securities”).  The Escrow Agreement provides that the Escrowed Securities may be released to the investors and the $2.5 million representing the balance of subscription funding may be released to the Company following the Company signing a worldwide nonexclusive license to certain intellectual property owned by the United States Government related to tumor infiltrating lymphocytes and T-cell technologies and a Cooperative Research and Development Agreement for exclusive access to additional technologies for the conduct of clinical trials prior to November 30, 2011 (the “Termination Date”). In the event the Company fails to secure the aforementioned agreements prior to the Termination Date, the Escrow Agreement provides for the return of the Escrowed Securities to the Company and the balance of the subscription funds to the investors.

Effective August 5, 2011, the Company signed a Cooperative Research and Development Agreement (CRADA) with the National Institutes of Health and the National Cancer Institute (NCI).  Under the terms of the five-year cooperative research and development agreement, the Company will work with Steven A. Rosenberg, M.D., Ph.D., chief of NCI’s Surgery Branch, to develop adoptive cell immunotherapies that are designed to destroy metastatic melanoma cells using a patient’s tumor infiltrating lymphocytes.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months and Six Months Ended June 30, 2011 and 2010
and Period from September 17, 2007 (Inception) to June 30, 2011
(UNAUDITED)

Specifically, the CRADA will (i) support the in vitro development of improved methods for the generation and selection of tumor infiltrating lymphocytes with anti-tumor reactivity from patients with metastatic melanoma, (ii) help develop approaches for large-scale production of tumor infiltrating lymphocytes that are in accord with Good Manufacturing Practice (GMP) procedures suitable for use in treating patients with metastatic melanoma, and (iii) conduct clinical trials using these improved methods of generating tumor infiltrating lymphocytes as well as improved adoptive cell therapy preparative regimens for the treatment of metastatic melanoma.

Both the Company and the NCI may provide personnel, services, facilities, equipment or other resources under the agreement.  Under the terms of the CRADA, the Company will have an exclusive option to negotiate an exclusive license to any new inventions developed jointly or independently by NCI scientists during the course of the research project.  A CRADA is the only mechanism the National Institutes of Health has to promise exclusive intellectual property rights in advance to a collaborator.

The Company will provide funds in the amount of $1,000,000.00 per year of the CRADA for Dr. Rosenberg to use to acquire technical, statistical, and administrative support for the research activities, as well as to pay for supplies and travel expenses.  The Company will provide funds in the amount of $250,000.00 on a quarterly basis.  The first quarterly installment of $250,000.00 will be due within thirty (30) days of the Effective Date of the CRADA.  Each subsequent installment will be due within thirty (30) days of each quarterly anniversary of the Effective Date.  The Company also agreed that Dr. Rosenberg can allocate the funding between the various categories in support of the CRADA research as he sees fit.

Further, as a part of the Offering, the Company entered into a Registration Rights Agreement which provides in part that the Company file a registration statement with the Securities and Exchange Commission (“Commission”) for the shares of Common Stock underlying the Notes and Warrants as issued in the Offering and have the registration statement declared effective by the Commission within ninety (90) days of the closing date of the Offering if there is no review by the Commission or within one hundred and twenty (120) days of the closing date in the event the registration statement is reviewed.  Failure to have the registration statement declared effective within the time parameters afforded or to keep the registration effective per the terms of the Registration Rights Agreement will result in a penalty imposed on the Company of an amount in cash equal to one (1.0%) percent of the aggregate purchase price (as such term is defined in the SPA) of such investor's registrable securities every thirty (30) days until such time as the Company complies with the terms of the Registration Rights Agreement.

The Company issued to Canaccord Genuity, Inc. and Cowen and Company, Inc. who acted as the Company’s agent and financial advisor in connection with the Offering warrants equal to two (2%) percent of the securities sold in the Offering (the “Placement Warrants”) and paid a fee of seven (7%) percent of the gross proceeds received under the Offering. The Placement Warrants have like terms to the Warrants issued to the investors in the Offering but also include a cashless exercise provision regardless of whether the Company has an effective registration in place.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the three months and six months ended June 30, 2011 and 2010 should be read in conjunction with the notes to those financial statements that are included in Item 1 of Part 1 of this Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.

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

In order to enter the biopharmaceutical business, on March 15, 2010, through our newly formed, wholly-owned subsidiary, we acquired certain assets related to the development and commercialization of biotechnology drugs, primarily anti-CD55+ antibodies (the “Anti-CD55+ Antibody Program”), including certain patents, patent applications, materials, and know-how, from Hamilton Atlantic, a Cayman Islands company (“Hamilton”). As consideration for these assets, we issued to Hamilton 20,960,016 shares of our common stock.  Thereafter, on March 15, 2010, we also entered into a Patent and Know How Licence (the “License Agreement”) with Cancer Research Technology Limited, a company registered in England and Wales (“CRT”), pursuant to which we acquired an exclusive, worldwide right and license in certain intellectual property related to a proprietary, therapeutic use of anti-CD55+ antibodies, including rights to patents and patent applications related thereto, to research, develop, use, make, distribute, and sell products utilizing the licensed intellectual property.  In consideration for the license, the Company agreed to pay to CRT $46,872 (£30,000) in royalties upon the effective date of the License Agreement, and an additional $49,104 (£30,000) was paid thereafter upon the milestone achieved during the year ended December 31, 2010.  A total of $95,976 was paid during the year ended December 31, 2010. No payments were made during the six months ended June 30, 2011.

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

For the coming year, we plan to continue the development of proprietary products directed towards the treatment of metastatic cancers.

Cōntego™ (Latin for “to shield; to protect”) is an autologous cell therapy product candidate for the treatment of Stage IV metastatic melanoma.  Cōntego is being developed by the Company as a ready-to-infuse autologous cell therapy product containing tumor infiltrating lymphocytes (TILs) obtained from a patient’s metastatic melanoma tumors.  Following resection of the patient’s tumor, TILs are isolated from the resected tumor and expanded in vitro to several hundred million cells.  The expanded TILs are then infused into the patient where they attack the melanoma tumors regardless of their location in the body.  Cōntego is based on the successful adoptive cell therapy using tumor infiltrating lymphocyte therapeutic regimen presently available at the National Cancer Institute, MD Anderson Cancer Center, and the H. Lee Moffitt Cancer & Research Institute.

GBP-102 is a preclinical-stage therapeutic candidate being developed for the treatment of ovarian and colorectal cancers.  GBP-102 is a therapeutic antibody which targets CD55 (also known as DAF, decay-accelerating factor).  Many types of cancer cells are destroyed by an immune system process called complement-dependent cytotoxicity (CDC).  Cancer cells activate CD55 to keep from being destroyed by CDC.  In mouse models, GBP-102 deactivates CD55 to allow CDC to kill cancer cells.  CD55 is over-expressed in >80% of solid tumors.

Recent Developments

Private Placements

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

Effective April 18, 2011, we completed the first tranche of a private placement offering for up to $1 million.  In connection with the first tranche, we entered into a Securities Purchase Agreement with an accredited investor which provided for the issuance and sale of 500,000 shares of the Company’s common stock, par value $0.000041666 at a per Share purchase price of $1.00 and 500,000 five-year Class “C” Warrants exercisable at $1.25 per warrant share for a purchase price of $500,000.

Effective May 12, 2011, we entered into a Securities Purchase Agreement with an accredited investor which provided for the issuance and sale of 100,000 shares of the Company’s common stock, par value $0.000041666 at a per Share purchase price of $1.00 and 100,000 five-year Class “C” Warrants exercisable at $1.25 per warrant share for a purchase price of $100,000.

Effective June 30, 2011, we completed the second tranche of a private placement offering for up to $1 million.  In connection with the second tranche, we entered into a Securities Purchase Agreement with an accredited investor which provided for the issuance and sale of 250,000 shares of the Company’s common stock, par value $0.000041666 at a per Share purchase price of $1.00 and 250,000 five-year Class “C” Warrants exercisable at $1.25 per warrant share for a purchase price of $250,000.

New Officers and Directors

 On February 7, 2011, we appointed Anthony Cataldo as our new President and Chief Executive Officer, and Michael Handelman as our new Treasurer, Chief Financial Officer and Secretary.  We are currently in discussions with each of Mr. Cataldo and Mr. Handelman regarding the terms and conditions of their respective appointments.  On May 6, 2011, Mr. Cataldo, was granted 3,000,000 shares of our common stock as part of his executive compensation package.

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

On June 13, 2011, Martin Schroeder was appointed to our Board of Directors.

Results of Operations

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

General and administrative expenses

Our general and administrative expenses increased to $10,561,185 for the three months ended June 30, 2011 from $84,629 for the three months ended June 30, 2010 due to the expenses we incurred following our change to become a biopharmaceutical company in March 2010.  Prior to March 15, 2010, we were an inactive company with few expenses.  Following the acquisition of our biopharmaceutical assets on March 15, 2010, we increased our business activities, which resulted in an increase in general and administrative expenses.  These additional expenses include professional fees, salaries, and the fees and expenses related to our SEC filings.  We expect these expenses to increase substantially during the 2011 fiscal year as we implement our plan to develop our products to increase our operations.

Fair Value of Derivative Liability

During the three months ended June 30, 2011 and 2010, we recorded private placement costs and a corresponding derivative liability related to the issuance of warrants of $0 and $0, respectively.  The Company recorded a change in the fair value of derivative liability and recognized a loss of $398,556, with derivative liability of $1,739,473 as of June 30, 2011.

Net Loss

We had a net loss of $10,959,741 for the three months ended June 30, 2011, compared to $84,629 for the three months ended June 30, 2010.  As we are a development stage company and do not expect to earn significant revenues during the next fiscal year, we expect to continue to incur net losses and we expect those losses to increase during the 2011 fiscal year as we incur significant expenses to develop our products.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

General and administrative expenses

Our general and administrative expenses increased to $11,219,434 for the six months ended June 30, 2011 from $152,309 for the six months ended June 30, 2010 due to the expenses we incurred following our change to become a biopharmaceutical company in March 2010.  Prior to March 15, 2010, we were an inactive company with few expenses.  Following the acquisition of our biopharmaceutical assets on March 15, 2010, we increased our business activities, which resulted in an increase in general and administrative expenses.  These additional expenses include professional fees, salaries, and the fees and expenses related to our SEC filings.  Included are non cash expenses of $4,200,000 and $3,965,000 for shares issued for services.

We expect these expenses to increase substantially during the 2011 fiscal year as we implement our plan to develop our products to increase our operations.

Fair Value of Derivative Liability

During the six months ended June 30, 2011 and 2010, we recorded private placement costs and a corresponding derivative liability related to the issuance of warrants of $0 and $0, respectively.  The Company recorded a change in the fair value of derivative liability and recognized a loss of $304,602, with derivative liability of $1,739,473 as of June 30, 2011.

Net Loss

We had a net loss of $11,524,036 for the six months ended June 30, 2011, compared to $152,309 for the six months ended June 30, 2010.  As we are a development stage company and do not expect to earn significant revenues during the next fiscal year, we expect to continue to incur net losses and we expect those losses to increase during the 2011 fiscal year as we incur significant expenses to develop our products.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and loans from a director. Effective March 15, 2010, in a private placement offering, we sold an aggregate of 12,799,968 shares (post-split) of our common stock, for an aggregate purchase price of $365,000, net of legal expenses.  On September 17, 2010, we closed a $700,000 private placement offering with accredited investors of (i) an aggregate of 933,341 shares of our common stock, (ii) warrants to purchase an aggregate of 466,674 shares of our common stock at an exercise price of $1.00 per share and (iii) warrants to purchase an aggregate of 466,674 shares of our common stock at an exercise price of $1.25 per share.  On October 22, 2010, we closed a private placement offering to accredited investor providing for the issuance and sale of 250,000 shares of our common stock for a purchase price of $250,000.  This offering triggered anti-dilution provisions contained in certain warrants previously issued because the $1.00 purchase price per share in the offering is lower than the $1.25 exercise price of those warrants. As a result, effective October 22, 2010, the exercise price of 466,664 warrants issued on September 17, 2010 was reduced to $1.00 per share and the holders of those warrants have become entitled to purchase an aggregate of 116,674 additional shares of our common stock upon exercise of those warrants, bringing the total number of shares of common stock underlying those warrants to 583,348.  On December 28, 2010, we completed another private placement with accredited investors by selling 595,000 shares of our common stock at a price of $1.00 per share for a total of $595,000.  On April 18, 2011, we completed the first tranche of a private placement offering for up to $1 million.  In connection with the first tranche, we entered into a Securities Purchase Agreement with an accredited investor which provided for the issuance and sale of 500,000 shares of the Company’s common stock, par value $0.000041666 at a per Share purchase price of $1.00 and 500,000 five-year Class “C” Warrants exercisable at $1.25 per warrant share for a purchase price of $500,000.  On May 12, 2011, we entered into a Securities Purchase Agreement with an accredited investor which provided for the issuance and sale of 100,000 shares of the Company’s common stock, par value $0.000041666 at a per Share purchase price of $1.00 and 100,000 five-year Class “C” Warrants exercisable at $1.25 per warrant share for a purchase price of $100,000. The warrants are fully vested and have a five-year life. On June 30, 2011, we completed the second tranche of a private placement offering for up to $1 million.  In connection with the second tranche, we entered into a Securities Purchase Agreement with an accredited investor which provided for the issuance and sale of 250,000 shares of the Company’s common stock, par value $0.000041666 at a per Share purchase price of $1.00 and 250,000 five-year Class “C” Warrants exercisable at $1.25 per warrant share for a purchase price of $250,000. The warrants are fully vested and have a five-year life

As of June 30, 2011, we had a cash balance of $268,565.

Net cash used in operating activities was $1,830,043 for the six months ended June 30, 2011 compared to $137,893 for the six months ended June 30, 2010.  This difference was primarily due to a larger net loss in the 2011 period.

Net cash provided by financing activities increased from $341,880 for the six months ended June 30, 2010 to $823,000 for the six months ended June 30, 2011 as a result of the April, May and June 2011 private placements of the company’s common stock, for an aggregate purchase price of $850,000.

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

Recent Accounting Pronouncements

 In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification (ASC) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required.  The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt the ASU as required.  It will have no affect on the Company’s results of operations, financial condition or liquidity.

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

Intangible Assets

The Company records intangible assets in accordance with guidance of the FASB.  Intangible assets consist mostly of intellectual property rights that were acquired from an affiliated entity and recorded at their historical cost and are being amortized over a three years life.  The Company reviews intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life.  If the carrying value of the assets is determined not to be recoverable, the Company records an impairment loss equal to the excess of the carrying value over the fair value of the assets.  The Company’s estimate of fair value is based on the best information available.   If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.  Based upon management’s annual assessment, the Company believes there were no indicators of impairment of its intangible assets as of June 30, 2011.

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

Off-Balance Sheet Arrangements

At June 30, 2011, we had no obligations that would require disclosure as off-balance sheet arrangements.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2011, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

On May 12, 2011, we entered into a Securities Purchase Agreement with an accredited investor which provided for the issuance and sale of 100,000 shares of the Company’s common stock, par value $0.000041666 at a per Share purchase price of $1.00 and 100,000 five-year Class “C” Warrants exercisable at $1.25 per warrant share for a purchase price of $100,000. The warrants are fully vested and have a five-year life.

On June 30, 2011, we completed the second tranche of a private placement offering for up to $1 million.  In connection with the second tranche, we entered into a Securities Purchase Agreement with an accredited investor which provided for the issuance and sale of 250,000 shares of the Company’s common stock, par value $0.000041666 at a per Share purchase price of $1.00 and 250,000 five-year Class “C” Warrants exercisable at $1.25 per warrant share for a purchase price of $250,000. The warrants are fully vested and have a five-year life.

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

Genesis Biopharma, Inc.

August 22, 2011	By:	/s/ Anthony J. Cataldo
Anthony J. Cataldo
Chief Executive Officer (Principal Executive Officer)

August 22, 2011	By:	/s/ Michael Handelman
Michael Handelman
Chief Financial Officer (Principal Financial and Accounting Officer)