Form 10-Q
period 2011-09-30
Genesis Biopharma, Inc
filed 2011-11-21
CIK 1425205

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

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
Yes ☐No ☑

At November 14, 2011, the issuer has 78,993,591 shares of common stock outstanding.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
FORM 10-Q
For the Quarter Ended September 30, 2011

PART I.  FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
Condensed Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$910,608	$1,292,469
Restricted cash	2,320,000	-
Advance to related party	50,000	-
Deposit	17,500	5,000
Prepaid expenses	-	3,447
Total Current Assets	3,298,108	1,300,916

Property and equipment, net of accumulated depreciation of $1,513 and $0	18,803	-
Intellectual property licenses, net of accumulated amortization of $111,723 and $57,372	105,685	160,036
Rent Deposit	16,000	-

Total Assets	$3,438,596	$1,460,952

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable	$206,864	$30,292
Accrued interest	31,644	-
Unsecured convertible promissory notes, net of discount	2,598,425	-
Derivative liabilities	6,292,388	792,575
Total Current Liabilities	9,129,321	822,867

Commitments and contingencies

Stockholders' Equity (Deficiency)
Common stock, $0.000041666 par value; 1,800,000,000 shares authorized, 78,993,591 and 73,638,349 shares issued and outstanding, respectively	3,291	3,068
Additional paid-in capital	13,330,974	2,317,493
Accumulated deficit	(19,024,990)	(1,682,476)
Total Stockholders' Equity (Deficiency)	(5,690,725)	638,085

Total Liabilities and Stockholders' Equity (Deficiency)	$3,438,596	$1,460,952

The accompanying notes are an integral part of these condensed financial statements.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					For the Period from
					September 17, 2007
	For the Three Months Ended		For the Nine Months Ended		(Date of Inception)
	September 30,		September 30,		through
	2011	2010	2011	2010	September 30, 2011

Revenues	$-	$-	$-	$-	$-

Operating expenses	5,814,141	167,027	17,033,575	319,336	17,923,476

Loss from operations	(5,814,141)	(167,027)	(17,033,575)	(319,336)	(17,923,476)

Other income (expense)

Change in fair value of derivative liabilities	3,546,042	16,618	3,241,440	16,618	3,012,213

Interest expense	(31,644)	-	(31,644)	-	(31,644)

Amortization of discount on convertible debentures and notes and other debt	(2,598,425)	-	(2,598,425)	-	(2,598,425)

Private placement costs	(920,310)	(563,348)	(920,310)	(563,348)	(1,483,658)

Total other income (expense)	(4,337)	(546,730)	(308,939)	(546,730)	(1,101,514)

Net Loss	$(5,818,478)	$(713,757)	$(17,342,514)	$(866,066)	$(19,024,990)

Net Loss Per Share, Basic and Diluted	$(0.07)	$(0.01)	$(0.23)	$(0.01)

Weighted-Average Common Shares Outstanding, Basic and Diluted	78,299,552	72,002,038	74,755,732	85,165,525

The accompanying notes are an integral part of these condensed financial statements.

GENES IS BIOPHARMA, INC.
(A Development Stage Company)
Condensed Statement of Stockholders' Equity (Deficiency)
For the Nine Months Ended September 30, 2011
(Unaudited)

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficiency)

Balance - December 31, 2010	73,638,349	$3,068	$2,317,493	$(1,682,476)	$638,085

Common stock sold in private placement at $1.00 per share, January 2011	45,000	2	44,998	-	45,000

Common stock sold in private placement at $1.00 per share, April to June 2011, net	850,000	35	185,669	-	185,704

Common stock issued to consultants for services	1,460,242	61	1,538,391	-	1,538,452

Common stock returned for cancellation	(3,000,000)	(125)	125	-	-

Fair value of common stock issued to officer for services	6,000,000	250	8,009,750	-	8,010,000

Fair value of common stock transferred to officer	-	-	702,037	-	702,037

Fair value of vested stock options and warrants	-	-	532,511	-	532,511

Net loss	-	-	-	(17,342,514)	(17,342,514)

Balance - September 30, 2011	78,993,591	$3,291	$13,330,974	$(19,024,990)	$(5,690,725)

The accompanying notes are an integral part of these condensed financial statements.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the Period from
			September 17, 2007
	For the Nine Months Ended		(Date of Inception)
	September 30,		through
	2011	2010	September 30, 2011

Cash Flows From Operating Activities
Net loss	$(17,342,514)	$(866,066)	$(19,024,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55,864	2,472	117,236
Fair value of vested stock options and warrants	532,511	45,159	646,527
Fair value of derivative liability recorded upon
issuance of warrants	2,563,647	-	2,563,647
Amortization of discount on convertible notes	2,598,425	-	2,598,425
Private placement costs	920,310	563,348	1,483,658
Change in fair value of derivative liabilities	(3,241,440)	(16,618)	(3,012,213)
Common stock issued to officer for services	8,010,000	-	8,010,000
Common stock issued for services	1,538,452	-	1,538,452
Fair value of common stock transferred to officer	702,037	-	702,037
Changes in assets and liabilities:
Deposit	(12,500)	-	(17,500)
Prepaid expenses	3,447	(5,000)	-
Other assets	(16,000)	-	(16,000)
Accounts payable and accrued liabilities	208,216	25,492	238,508

Net Cash Used In Operating Activities	(3,479,545)	(251,213)	(4,172,213)

Cash Flows From Investing Activities
Property and equipment	(20,316)	(2,981)	(24,316)

Net Cash Used In Investing Activities	(20,316)	(2,981)	(24,316)

Cash Flows From Financing Activities
Proceeds from the issuance of convertible notes, net	2,295,000	-	2,295,000
Proceeds from the issuance of common stock	873,000	1,065,000	2,844,000
Due to director	-	(23,120)	18,137
Advances to related party	(50,000)	-	(50,000)

Net Cash Provided By Financing Activities	3,118,000	1,041,880	5,107,137

Net Increase (Decrease) In Cash And Cash Equivalents	(381,861)	787,686	910,608

Cash and Cash Equivalents, Beginning Of Period	1,292,469	8,257	-

Cash and Cash Equivalents, End Of Period	$910,608	$795,943	$910,608

Supplemental Disclosures of Cash Flow Information:
Proceeds from convertible notes held in escrow account	$2,320,000	$-	$2,320,000
Derivative liability recorded upon issuance of convertible notes and attached warrants	4,615,000	-	4,615,000
Derivative liability recorded as private placement cost	642,296	-	642,296
Common stock issued for intellectual property	-	217,408	217,408

The accompanying notes are an integral part of these condensed financial statements.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months and Nine Months Ended September 30, 2011 and 2010
and Period from September 17, 2007 (Inception) to September 30, 2011
(UNAUDITED)

NOTE 1.  GENERAL ORGANIZATION AND BUSINESS

Genesis Biopharma, Inc. (formerly named Freight Management Corp.) was incorporated in the State of Nevada on September 17, 2007 to engage in the development of an internet-based, intelligent online system for business owners, freight forwarders, and business people in the shipping/freight industry and export/import industry who require assistance with their freight and shipping related inquiries.  We never engaged in the online freight business, and were an inactive company until March 15, 2010. We owned all of the issued and outstanding shares of Genesis Biopharma, Inc., a Nevada corporation (the “Subsidiary”).  On March 15, 2010, the Subsidiary merged with and into Genesis (the “Consolidation”), with Genesis as the surviving corporation.  Genesis and Subsidiary filed Articles of Merger on March 15, 2010 with the Secretary of State of Nevada, along with the Agreement and Plan of Merger entered into by the two parties effective as of March 15, 2010 (the “Merger Agreement”).  The Merger Agreement and the Articles of Merger amended the Company’s Articles of Incorporation, and changed the Company’s name to “Genesis Biopharma, Inc.”

Effective March 15, 2010, prior to the Consolidation, we and our Subsidiary entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Hamilton Atlantic, a Cayman Islands company (“Hamilton”), whereby Hamilton sold, and Subsidiary acquired, all of Hamilton’s rights, title and interest to certain assets, including certain patents, patent applications, materials and know-how, related to the development and commercialization of biotechnology drugs, primarily anti-CD55+ therapeutic antibody for the treatment of cancer.  As a result of the Consolidation, Genesis acquired all of the assets and contractual rights, and assumed all of the liabilities, of Subsidiary, including all of the assets acquired pursuant to the Purchase Agreement. On March 15, 2010, after the effectiveness of the Consolidation, we entered into a Patent and Know How License (the “License Agreement”) with Cancer Research Technology Limited, a company registered in England and Wales (“CRT”).  Pursuant to the License Agreement, we were granted an exclusive, worldwide right and license in certain intellectual property related to a proprietary, therapeutic use of anti-CD55+ antibodies, including rights to patents and patent applications related thereto, to research, develop, use, make, distribute, and sell products utilizing the licensed intellectual property. The License Agreement expires on the later to occur of the expiration of the relevant licensed patent in the relevant country, or ten (10) years after the date that the first therapeutic product was placed on the market in such country.  In consideration for the license, we paid CRT 30,000 pounds sterling on the effective date of the License Agreement, and agreed to pay CRT additional royalties based on the achievement of certain milestones, including the consummation of financing by us and other milestones relating to the commencement of Phase III clinical studies, the filing of new drug applications, and the grant of marketing approval related to the licensed products. As a result of the acquisition of the assets related to the Anti-CD55+ Antibody Program and the License Agreement, we abandoned our plan to engage in the internet-based, freight forwarders’ shipping/freight business, and commenced operations as a biopharmaceutical company engaged in the development and commercialization of therapeutics for the treatment of cancer.

Effective August 5, 2011, we signed a Cooperative Research and Development Agreement (CRADA) with the National Institutes of Health and the National Cancer Institute (“NCI”).  Under the terms of the five-year cooperative research and development agreement, we will work with Steven A. Rosenberg, M.D., Ph.D., chief of NCI’s Surgery Branch, to develop adoptive cell immunotherapies that are designed to destroy metastatic melanoma cells using a patient’s tumor infiltrating lymphocytes.  We will provide funds in the amount of $1,000,000 per year of the CRADA for Dr. Rosenberg to use to acquire technical, statistical, and administrative support for the research activities, as well as to pay for supplies and travel expenses.    We have also agreed that Dr. Rosenberg can allocate the funding between the various categories in support of the CRADA research as he sees fit (see Note 7).

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months and Nine Months Ended September 30, 2011 and 2010
and Period from September 17, 2007 (Inception) to September 30, 2011
(UNAUDITED)

Effective October 5, 2011, we entered into a Patent License Agreement (the “License Agreement”) with the National Institutes of Health, an agency of the United States Public Health Service within the Department of Health and Human Services (“NIH”).  Pursuant to the License Agreement, NIH granted us a non-exclusive worldwide right and license to develop and manufacture certain proprietary autologous tumor infiltrating lymphocyte adoptive cell therapy products for the treatment of metastatic melanoma, ovarian cancer, breast cancer, and colorectal cancer.  The intellectual property subject to the License Agreement is covered by 43 patents and patent applications, consisting of nine issued United States patents, 13 pending patent applications in the United States, and 21 foreign patents and patent applications as counterparts of U.S. patents/patent applications.  We also have limited rights to sublicense the intellectual property subject to the License Agreement.  The License Agreement will expire on a product-by-product basis upon the expiration of the subject patent rights.  These technologies were also the subject of the CRADA, effective August 5, 2011.  In consideration for the rights granted pursuant to the License Agreement, we agreed to pay an estimated $1,200,000 of upfront licensing fees and expense reimbursements within 60 days of the effectiveness of the License Agreement.  In addition, we will have to pay royalties of six percent (6%) of net sales (subject to certain annual minimum royalty payments), a percentage of revenues from sublicensing arrangements, and lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications.  If the Company achieves all benchmarks for all four (4) licensed indications, the aggregate amount of benchmark royalty payments that the Company will have to make to NIH will be $36,300,000 (see Note 9).

On October 5, 2011, we decided to terminate our efforts to develop anti-CD55+ antibodies for the treatment of cancer.  As a result, we are terminating our exclusive license agreement with CRT, and will return all rights thereunder to certain patents and patent applications to CRT (see Note 7).

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months and Nine Months Ended September 30, 2011 and 2010
and Period from September 17, 2007 (Inception) to September 30, 2011
(UNAUDITED)

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited financial statements of the Company for the three months and nine months ended September 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.  The balance sheet information as of December 31, 2010 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2011. These financial statements should be read in conjunction with that report.

Going Concern

As shown in the accompanying financial statements, the Company has a stockholders’ deficiency of $5,690,725 through September 30, 2011 and utilized cash in operations of $3,479,545 during the nine months ended September 30, 2011.  The Company had cash and cash equivalents of $910,608 at September 30, 2011.  The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve sustainable revenues and profitable operations. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties. At September 30, 2011, the Company had not yet commenced any revenue-generating operations. As such, the Company has yet to generate any cash flows from operations, and is dependent on debt and equity funding from both related and unrelated parties to finance its operations.

As of the date of this report, we do not have sufficient funds to repay the $5,000,000 convertible Notes that are due on November 30, 2011 (see Note 4).  In addition, our current cash position will be further reduced by the approximately $1,200,000 payment that is due to the NIH in early December 2011 (see Note 9) and by the next $250,000 quarterly installment that we are required to pay under the CRADA (see Note 7) as well as a reservation fee of $500,000 payable in the form of two equal payments with the final payment to be made on or before December 12, 2012 pursuant to a letter of intent that we entered into with Lonza  Walkersville, Inc. effective November 4, 2011 (see Note 9).  As a result, in the event the holders of the Notes do not elect to convert their Notes or agree to an extension of the maturity date of the Notes, unless we are able to obtain at least $5,000,000 of new funding by November 30, 2011, we will be in default on our payment obligations under the Notes commencing on December 1, 2011.  A default will significantly increase the cost of the Notes and will permit the holders of the Notes to pursue collection actions against us.  Furthermore, even if the holders of the Notes were to agree to extend the maturity date of the Notes or elect to convert the Notes, based on our internally prepared budget, our current financial resources are only sufficient to fund our operations through the middle of March 2012.  Finally, in order to develop our Cōntego™ program in accordance with our business plan and our agreement with the NIH we believe that we would have to spend in excess of $35 million during the next twelve months.  Accordingly, in order to operate our business, we have to obtain substantial additional proceeds in the near future.

Our goal is to attempt to obtain the additional funds that we need through the sale of additional debt or equity securities.  The sale of additional equity or convertible debt securities will result in additional dilution to our shareholders.  The issuance of additional debt will result in increased expenses and could subject us to covenants that may have the effect of restricting our operations.  We may also in the future seek to obtain funding through strategic alliances with larger pharmaceutical or biomedical companies.  However, we currently have no agreements in place with any funding sources or with any strategic partners that could provide us with some or all of the funding that we need.  Accordingly, we can provide no assurance that additional financing will be available to us in an amount or on terms acceptable to us, if at all.  Even if we are able to obtain additional funding from either financings or alliances, no assurance can be given that the terms of such funding will be beneficial to us or our stockholders.  If we are unsuccessful or only partly successful in our efforts to secure additional financing, we may find it necessary to suspend or terminate some or all of our product development and other activities.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months and Nine Months Ended September 30, 2011 and 2010
and Period from September 17, 2007 (Inception) to September 30, 2011
(UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Loss per Share

Basic loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Potential common shares are excluded from the computation as their effect is antidilutive.

For the three months and nine months ended September 30, 2011 and 2010, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities at September 30, 2011 consist of options to acquire 2,425,000 shares of common stock, warrants to acquire 9,680,022 shares of common stock, and 4,000,000 shares of common stock issuable upon the conversion of promissory notes.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2011 and December 31, 2010.

Description	Level 1	Level 2	Level 3	Total
Fair value of derivative liability – September 30, 2011	$—	$—	$6,292,388	$6,292,388
Fair value of derivative liability – December 31, 2010	$—	$—	$792,575	$792,575

Derivative financial instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For stock-based derivative financial instruments, the Company uses probability weighted average Black-Scholes-Merton to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months and Nine Months Ended September 30, 2011 and 2010
and Period from September 17, 2007 (Inception) to September 30, 2011
(UNAUDITED)

Intangible Assets

The Company records intangible assets in accordance with guidance of the FASB.  Intangible assets consist mostly of intellectual property rights that were acquired from an affiliated entity and recorded at their historical cost, and are being amortized over a three year life.  The Company reviews intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life.  If the carrying value of the assets is determined not to be recoverable, the Company records an impairment loss equal to the excess of the carrying value over the fair value of the assets.  The Company’s estimate of fair value is based on the best information available.  If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.  Based upon management’s annual assessment, the Company believes there were no indicators of impairment of its intangible assets as of September 30, 2011.

Research & Development

Research and development costs are expensed when incurred and are included in operating costs on the accompanying statement of operations.  Research and development costs were $51,000 and $250,000 for the nine months ended September 30, 2010 and 2011, and $0 and $250,000 for the three months ended September 30, 2010 and 2011, respectively.

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

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months and Nine Months Ended September 30, 2011 and 2010
and Period from September 17, 2007 (Inception) to September 30, 2011
(UNAUDITED)

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

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

The following table summarizes the original cost, the related accumulated amortization, and the net carrying amounts for the Company’s intangible assets at September 30, 2011.

	Estimated Useful Life	Original Cost	Accumulated Amortization	Net Carrying Amount
Intellectual Property License	3 years	$217,408	$111,723	$105,685

The total amortization expense related to the intangible assets was $54,351 for the nine months ended September 30, 2011.

NOTE 4.  UNSECURED CONVERTIBLE PROMISSORY NOTES AND WARRANTS

Effective July 27, 2011 the Company completed an offering of $5,000,000 of its convertible notes and warrants to acquire 4,000,000 shares of the Company’s common stock.  Under the terms of the offering, the investors entered into a securities purchase agreement with the Company whereby the investor received notes that mature November 30, 2011 and which are convertible into shares of the Company’s common stock at a conversion price of $1.25 per share and received warrants that have a term of five years and are exercisable at $1.25 per share.  Interest on the notes accrues at 7% per annum and is due on the maturity date of the notes.  The notes also contain a redemption feature whereby the Company can force conversion in the event its common stock trades at 200% of the conversion price for twenty consecutive trading days with a minimum daily trading volume of 100,000 shares.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months and Nine Months Ended September 30, 2011 and 2010
and Period from September 17, 2007 (Inception) to September 30, 2011
(UNAUDITED)

As a part of the Offering, the Company also entered into an escrow agreement. Under the terms of the securities purchase agreement, the offering closed in two equal traunches.  With the completion of the offering, the Company received gross proceeds of $2,500,000. The escrow agreement provided that the remaining $2,500,000 be placed into escrow.  The escrow agreement provided that the remaining proceeds could be released to the Company following the Company signing a worldwide nonexclusive license to certain intellectual property owned by the United States Government related to tumor infiltrating lymphocytes and T-cell technologies and a Cooperative Research and Development Agreement for exclusive access to additional technologies for the conduct of clinical trials prior to November 30, 2011.  At September 30, 2011, the remaining proceeds were still held in escrow and are reflected in the accompanying balance sheet as “Restricted cash”.  As further described in Note 9 to these condensed financial statements, on October 5, 2011, the Company completed the requirements of the escrow agreement for release of the remaining proceeds from the convertible notes and the Company received $2,320,000, representing the remaining $2,500,000 of the note, less private placement costs of $180,000.

In the event the holders of the Notes do not convert them and the Company is unable to repay the Notes in whole on the November 30, 2011 maturity date, the interest rate on the Notes increases to 15% per annum, and the holders of the Notes have the right to demand that the Company immediately redeem all of the Notes at a price that is the greater than the outstanding balance of the Notes.

As a part of the offering, the Company entered into a registration rights agreement which provides in part that the Company file a registration statement with the Securities and Exchange Commission (Commission) for the shares of common stock underlying the notes and warrants as issued in the offering and have the registration statement declared effective by the Commission within ninety days of the closing date of the Offering if there is no review by the Commission or within 120 days of the closing date in the event the registration statement is reviewed.  Failure to have the registration statement declared effective within the time parameters afforded or to keep the registration effective per the terms of the registration rights agreement will result in a penalty imposed on the Company of an amount in cash equal to one percent of the aggregate purchase price of such investor's registrable securities every thirty days until such time as the Company complies with the terms of the registration rights agreement.  The Company is currently in the process of filing the registration statement with the Commission.

The notes and warrants contain anti-dilution protection.  As such, the conversion price of the notes and the exercise price of the warrants are subject to adjustment based upon the pricing of subsequent financings undertaken by the Company, as more fully described in the securities purchase agreement, notes, and warrants.  The Company has determined that this anti-dilution reset provision caused the conversion feature to be bifurcated from the notes, treated as a derivative liability, and accounted for at its fair value.  Upon issuance, the Company determined the fair value of the beneficial conversion feature was $1,844,422 and recorded a corresponding discount to the convertible notes.  The Company has also determined that the anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants was $3,616,870 and recorded a discount of $3,155,578 to the convertible notes, and recognized the remaining amount of $461,292 as private placement costs in the statement of operations.

The total discount to the notes of $5,000,000 is being amortized over the term of the notes, from July 26, 2011 through the maturity date of November 30, 2011.  During the period from the issuance of the notes in July 2011 through September 30, 2011, the Company amortized discount of $2,598,425.  The carrying amount of the convertible notes was $2,598,425 at September 30, 2011, representing their unconverted face amount of $5,000,000 less the unamortized discount of $2,401,575.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months and Nine Months Ended September 30, 2011 and 2010
and Period from September 17, 2007 (Inception) to September 30, 2011
(UNAUDITED)

In connection with this sale of convertible notes and warrants, the Company 1) incurred a placement fee of $350,000 (7% of gross proceeds of the offering), 2) issued five-year warrants to its placement agent to acquire 80,000 shares of common stock, and 3) paid $35,000 for legal and escrow services in connection with the issuance of these convertible notes and warrants.  The warrants issued to the placement agent are exercisable at $1.25 per share, may be exercised on a cashless basis, and contain anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants was $74,018 and recorded a corresponding charge to private placement costs.  Total private placement costs recorded for the issuance of convertible debentures was $920,310.

NOTE 5.  COMMON STOCK

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

Between April and June 30, 2011, the Company completed its private placement offering and issued an aggregate of 850,000 shares of common stock for $1.00 per share, or net proceeds of $828,000 after closing costs.  As an added incentive to the buyers, the Company granted a total of 850,000 warrants to the buyers that are fully vested, will expire in five years and are exercisable at $1.25 per share.  Each of the warrant agreements included an anti-dilution provision that allowed for the automatic reset of the number of warrants issued and exercise price of the warrants upon any future sale of common stock or warrants at or below the current exercise price. The Company considered the current Financial Accounting Standards Board guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that as the strike price of these warrants contain exercise prices that may fluctuate based on the occurrence of future offerings or events, and as such is not a fixed amount. As a result, the Company determined that these warrants are not considered indexed to the Company’s own stock and characterized the fair value of these warrants as an offering cost and derivative liabilities upon issuance.  The aggregate value of these warrants issued was $642,296 using the probability weighted average Black-Scholes-Merton option valuation model with the following assumptions; average risk-free interest rate of 2.00%; dividend yield of 0%; average volatility of 49%; and an expected life of five years (statutory term).  The warrants were accounted for as an offering cost and the entire value was deducted from additional Paid-In Capital.

Issuance of common stock for services

In February 2011, Robert Brook, former CEO and Richard McKilligan, former CFO entered into advisory agreements with the Company.  Pursuant to the terms of the advisory agreements, Messrs. Brooke and McKilligan were each required to submit for cancellation 1,500,000 shares or a total of 3,000,000 of the Company’s common stock that they owned.

On May 23, 2011, Messrs. Brooke and McKilligan transferred 1,500,000 common shares each owned by them to Ines Garcia, who subsequently became the wife of Mr. Anthony Cataldo, CEO of the Company.  The transfer was accounted for as additional compensation to Mr. Cataldo and the shares were valued at $1.40 per share, or $4,200,000, based upon the market price of the common stock on the date of the transfer.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months and Nine Months Ended September 30, 2011 and 2010
and Period from September 17, 2007 (Inception) to September 30, 2011
(UNAUDITED)

On May 23, 2011, BC Limited, a shareholder of the Company, agreed to transfer 501,455shares it owned to Ines Garcia.  The transfer to Ines Garcia was accounted for as compensation to Mr. Cataldo and the 501,455 shares were valued at $1.40 per share, or $702,037, based upon the market price of the common stock on the date of the transfer.

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

On August 22, 2011, Emmes Group Consulting LLC was issued 1,000,000 shares of the Company’s common stock for consulting services.  These shares were valued at $1,040,000 based on the trading price of the Company’s common stock at the date of the agreement.  Martin Schroeder, a director of the Company, is Executive Vice President and Managing Director of the Emmes Group, Inc., a strategic business consulting firm.

From July through September, 2011, an additional 330,242 shares of the Company’s common stock were issued for consulting services.  These shares were valued at $343,452 based on the trading price of the Company’s common stock at the date of the agreements.

Stock Options

On March 16, 2011, the Company granted options to purchase 250,000 shares of the Company’s common stock to a director at an exercise price of $1.25.  These options vest one year from the grant date and have a ten-year life.  The options were valued at $187,675, using the Black Scholes option pricing model and are being amortized over the vesting period. The following assumptions were utilized in valuing the options: strike price of $1.25; term of ten (10) years; volatility of 50.95%; expected dividends 0%; and discount rate of 2.82%.

On April 15, 2011, the Company granted options to purchase 825,000 shares of the Company’s common stock to members of its scientific advisory board at an exercise price of $1.19 per share.  These options vest quarterly over 12 months from the grant date and have a five-year life.  The options were valued at $444,675, using the Black Scholes option pricing model and are being amortized over the vesting period. The following assumptions were utilized in valuing the options: strike price of $1.19; term of five (5) years; volatility of 74%; expected dividends 0%; and discount rate of 0.84%.

On April 25, 2011, the Company granted options to purchase 200,000 shares of the Company’s common stock to a member of its corporate development advisory board at an exercise price of $1.17 per share.  These options vest quarterly over 12 months from the grant date and have a ten-year life.  The options were valued at $149,800, using the Black Scholes option pricing model and are being amortized over the vesting period. The following assumptions were utilized in valuing the options: strike price of $1.17; term of ten (10) years; volatility of 74%; expected dividends 0%; and discount rate of 1.85%.

During the nine months ended September 30, 2011, the Company recorded compensation costs of $444,971 relating to the vesting of the stock options discussed above and from options granted in previous years.  As of September 30, 2011, the aggregate value of unvested options was $625,425, which will continue to be amortized as compensation cost as the options vest over terms ranging from 1 to 4 years, as applicable.  The options had intrinsic value of $1,114,063 as of September 30, 2011.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months and Nine Months Ended September 30, 2011 and 2010
and Period from September 17, 2007 (Inception) to September 30, 2011
(UNAUDITED)

At September 30, 2011, options outstanding are as follows:

	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2011	1,150,000	$0.03125
Granted	1,275,000	$1.20
Exercised	—	—
Forfeited or Expired	—	—
Balance at September 30, 2011	2,425,000	$0.645
Options Exercisable at September 30, 2011	884,000	$0.70

Warrants

At September 30, 2011, warrants outstanding are as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at January 1, 2011	1,050,022	$1.00
Granted	8,630,000	$1.34
Exercised	—	—
Balance at September 30, 2011	9,680,022	$1.30

The above warrants are fully vested and have a five year contractual life.

On September 17, 2010, the Company issued warrants to purchase 466,674 shares of the Company’s common stock at an exercise price of $1.00 per share and warrants to purchase 466,674 shares of the Company’s common stock at an exercise price of $1.25 per share. Each of the warrant agreements included an anti-dilution provision that allowed for the automatic reset of the exercise price upon any future sale of common stock instruments at or below the current exercise price. The Company considered the current Financial Accounting Standards Board guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuer’s control, means the instrument is not indexed to the issuer’s own stock. Accordingly, the Company determined that as the strike price of these warrants contain exercise prices that may fluctuate based on the occurrence of future offerings or events, and as such is not a fixed  amount. As a result, the Company determined that these warrants are not considered indexed to the Company’s own stock and characterized the fair value of these warrants as derivative liabilities upon issuance (see Note 6).

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

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months and Nine Months Ended September 30, 2011 and 2010
and Period from September 17, 2007 (Inception) to September 30, 2011
(UNAUDITED)

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

During the second quarter 2011, the Company completed a private placement offering of 850,000 shares of common stock.  In connection, the Company entered into a Securities Purchase Agreement with a accredited investors which provided for the issuance and sale of 850,000 shares of the Company’s common stock, par value $0.000041666 (the “Shares”) at a per Share purchase price of $1.00 (the “Per Share Purchase Price”) and 850,000 five (5) year Class “C” Warrants exercisable at $1.25 per warrant share (the “Per Warrant Exercise Price”) (the “Warrants”) for a purchase price of $850,000 (the “Offering”).

Each of the Warrants issued from April to June 2011 contain certain purchase price reset protections in the event the Company issues or sells any Shares or any Share equivalents at less than the Per Warrant Exercise Price. The Per Warrant Exercise Price will be adjusted in the event the Company issues or sells any Shares or equivalents pursuant to which Shares may be acquired at less than the Per Warrant Exercise Price (which is subject to adjustment).  In addition, in the event of a reduction in the Per Warrant Exercise Price, the number of Shares that a holder of a Warrant shall be entitled to receive upon exercise shall be adjusted by multiplying the number of Shares that would otherwise be issuable on such exercise by a fraction of which (a) the numerator is the Per Warrant Exercise Price that would otherwise be in effect, and (b) the denominator is the Per Warrant Exercise Price in effect on the date of such exercise.  The Warrants also contain a cashless exercise provision and the Offering also provides the purchaser the right of first refusal in connection with any future offerings undertaken by the Company for a term of eighteen (18) months.

As more fully described in Note 4 to these condensed financial statements, effective July 27, 2011, the Company completed an offering of $5 million of its seven percent senior convertible notes and five year warrants exercisable at $1.25 to accredited investors.  According to the terms of the agreement, the Company issued warrants exercisable for 4,080,000 shares of Common Stock which were accounted for as a derivative liability due to the anti-dilution reset provision of the warrants.

In July 2011, pursuant to consulting agreements, the Company issued warrants to two consultants to purchase an aggregate of 3,000,000 fully vested, five-year warrants to acquire shares of its common stock at $1.50 per share.  The warrants contain anti-dilution protection.  As such, the exercise price of the warrants is subject to adjustment based upon the pricing of subsequent financings undertaken by the Company.  As a result, effective July 26, 2011, the exercise price was reduced to $1.25 per share and the holders of those warrants have become entitled to purchase an aggregate of 600,000 additional shares of the Company’s common stock upon exercise of those warrants, bringing the total number of shares of common stock underlying those warrants to 3,600,000.

The Company has determined that the anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the derivative liability recorded upon issuance of the warrants was $2,563,647 and recorded this amount as share-based compensation at the date of issuance since the warrants were fully vested.

The warrants had intrinsic value of $2,158,500 as of September 30, 2011.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months and Nine Months Ended September 30, 2011 and 2010
and Period from September 17, 2007 (Inception) to September 30, 2011
(UNAUDITED)

NOTE 6 - DERIVATIVE LIABILITIES

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The 8,980,022 warrants issued related to the private placements and consulting agreements in 2010 and 2011 described in Note 5 do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future.  The warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using probability weighted average Black-Scholes-Merton valuation techniques with the following average assumptions:

	September 30, 2011	Upon Issuance	December 31, 2010

Warrants:
Risk-free interest rate	1.38%	0.80%	1.90%
Expected volatility	66.58%	52.45%	52.45%
Expected life (in years)	4.7	5.0	5
Expected dividend yield	0%	0%	0%
Fair Value of Conversion Feature	$514,413	$1,844,422	$-
Fair Value of Warrants	$5,777,975	$6,896,831	$792,575
Total	$6,292,388	$8,741,253	$792,575

The risk-free interest rate was based on rates established by the Federal Reserve Bank, the Company uses the historical volatility of its common stock, and the expected life of the instruments is determined by the expiration date of the instrument.  The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.  In the prior year, the Company used an average volatility rate of similar publicly traded companies as an input to its fair value calculations.  During the current period, the Company determined that its stock price has matured and there is a consistent level of trading activity, as such, the Company used the volatility percentage of its common stock.

As of September 30, 2011, the aggregate derivative liability was $6,292,388.  For the nine months ended September 30, 2011 and 2010, the Company recorded a gain from the decrease in fair value of the derivative liabilities of $3,241,440 and $16,618, respectively.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months and Nine Months Ended September 30, 2011 and 2010
and Period from September 17, 2007 (Inception) to September 30, 2011
(UNAUDITED)

NOTE 7.  LICENSE AND COMMITMENTS

Cancer Research Technology Limited

On March 15, 2010, we entered into a Patent and Know How Licence (the “License Agreement”) with Cancer Research Technology Limited, a company registered in England and Wales (“CRT”).  Pursuant to the License Agreement, CRT granted to the Company an exclusive, worldwide right and license in certain intellectual property related to a proprietary, therapeutic use of anti-CD55 antibodies, including rights to patents and patent applications related thereto, to research, develop, use, make, distribute, and sell products utilizing the licensed intellectual property.  The license granted to the Company expires on the later to occur of the expiration of the relevant licensed patent in the relevant country or 10 years after the date that the first therapeutic product was placed on the market in such country.  In consideration for the license, the Company agreed to pay to CRT $46,872 (£30,000) in royalties upon the effective date of the License Agreement, and an additional $49,104 (£30,000) was paid thereafter upon the milestone achieved during the year ended December 31, 2010.  A total of $95,976 was paid during the year ended December 31, 2010. No payments were made during the nine months ended September 30, 2011.

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

As of September 30, 2011, none of the milestones have been achieved and no additional amounts due have been recorded.

University of Nottingham, England

On September 1, 2010, the Company entered into a research agreement with the University of Nottingham, England.  The term of the agreement commenced on July 1, 2010 and expired on June 30, 2011.  Pursuant to the terms of the agreement, the Company paid to the University of Nottingham approximately $51,000 upon signature of the agreement, which has been included as an expense in the accompanying statement of operations for the year ended December 31, 2010.  In addition, the Company agreed to pay the University of Nottingham an additional £32,000 upon completion of the program.    The early results of testing conducted by Nottingham University as part of the Anti-CD55+ Antibody Program failed to meet the anticipated clinical development endpoints.  Accordingly, we decided   to terminate the research agreement.  We anticipate that the termination of the exclusive license agreement with CRT will become effective in the near future and that we will not incur any additional costs related to that program in the future.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months and Nine Months Ended September 30, 2011 and 2010
and Period from September 17, 2007 (Inception) to September 30, 2011
(UNAUDITED)

National Institutes of Health and the National Cancer Institute

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

The Company will provide funds in the amount of $1,000,000 per year of the CRADA for Dr. Rosenberg to use to acquire technical, statistical, and administrative support for the research activities, as well as to pay for supplies and travel expenses.  The Company will provide funds in the amount of $250,000 on a quarterly basis.  The first quarterly installment of $250,000 was due within thirty (30) days of the Effective Date of the CRADA and was paid during the three months ended September 30, 2011.  Each subsequent installment will be due within thirty (30) days of each quarterly anniversary of the Effective Date.  The Company also agreed that Dr. Rosenberg can allocate the funding between the various categories in support of the CRADA research as he sees fit.

NOTE 8.  RELATED PARTY TRANSACTIONS

Advances to Related Party

The Company has entered into negotiations to obtain a license from OXIS International, Inc., a Delaware Corporation, for certain know-how related to the manufacture and production of an approved veterinary and human pharmaceutical product (NAD/NADA 0045-863) known as Palosein (veterinary) and Orgotein (human).   If the license is granted, the Company will be obligated to pay OXIS a licensing fee, grant OXIS shares of the Company’s common stock, and pay additional royalties when certain regulatory and commercial milestones are met. As part of the license negotiations, the Company provided OXIS with a $50,000 refundable advance against the initial cash licensing fee.  As of September 30, 2011, the Company is still in negotiation with OXIS International, Inc., regarding the terms of the agreement.  Our Chief Executive Officer/Director was the Chairman of the Board of OXIS and our Chief Financial Officer/Director of the Company was also the Chief Financial Officer of OXIS.  Messrs. Cataldo and Handelman resigned their respective positions with OXIS on October 25, 2011.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months and Nine Months Ended September 30, 2011 and 2010
and Period from September 17, 2007 (Inception) to September 30, 2011
(UNAUDITED)

NOTE 9.  SUBSEQUENT EVENTS

National Institutes of Health

Effective October 5, 2011, the Company entered into a Patent License Agreement (the “License Agreement”) with the National Institutes of Health, an agency of the United States Public Health Service within the Department of Health and Human Services (“NIH”).  Pursuant to the License Agreement, NIH granted to the Company a non-exclusive worldwide right and license to develop and manufacture certain proprietary autologous tumor infiltrating lymphocyte adoptive cell therapy products for the treatment of metastatic melanoma, ovarian cancer, breast cancer, and colorectal cancer.  The intellectual property subject to the License Agreement is covered by 43 patents and patent applications, consisting of nine issued United States patents, 13 pending patent applications in the United States, and 21 foreign patents and patent applications as counterparts of U.S. patents/patent applications.  The Company also has limited rights to sublicense the intellectual property subject to the License Agreement.  The License Agreement will expire on a product-by-product basis upon the expiration of the subject patent rights.  These technologies were also the subject of the Cooperative Research and Development Agreement, effective August 5, 2011 that the Company entered into with the National Cancer Institute, as disclosed previously Note 7 to these condensed financial statements.

The Company has the right to terminate the License Agreement in any country on 60 days notice, and NIH may terminate the agreement if the Company is in material breach, and the breach is not cured within a specified cure period, upon certain bankruptcy and insolvency events, or if the Company fails to comply with or achieve certain benchmarks or development plans as set forth in the License Agreement.

In consideration for the rights granted pursuant to the License Agreement, the Company agreed to pay an estimated $1,200,000 of upfront licensing fees and expense reimbursements within 60 days of the effectiveness of the License Agreement.  In addition, the Company will have to pay royalties of six percent (6%) of net sales (subject to certain annual minimum royalty payments), a percentage of revenues from sublicensing arrangements, and lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications.  The Company initially intends to focus on the development of licensed products in the metastatic melanoma field of use.  If the Company achieves all benchmarks for metastatic melanoma, up to and including the product’s first commercial sale in the United States, the total amount of such benchmark payments will be $6,050,000.  The benchmark payments for the other three indications, if all benchmarks are achieved, will be $6,050,000 for ovarian cancer, $12,100,000 for breast cancer, and $12,100,000 for colorectal cancer.  Accordingly, if the Company achieves all benchmarks for all four licensed indications, the aggregate amount of benchmark royalty payments that the Company will have to make to NIH will be $36,300,000.

With the Company entering the License Agreement, the escrow provisions of the Company’s previously reported July 27, 2011 $5,000,000 seven (7%) percent senior convertible note and five (5) year warrant offering have been satisfied.  Accordingly, the net proceeds of $2,320,000 held in escrow pending the execution of the License Agreement has been released to the Company.

Employment Agreements with Anthony Cataldo and Michael Handelman

On October 3, 2011 the Compensation Committee of the Company approved the employment agreements of Anthony J. Cataldo who serves as the Company’s Executive Chairman and Chief Executive Officer and Michael Handelman who serves as a Director as well as the Company’s Chief Financial Officer, Executive Vice President and Secretary (the “Employment Agreements”).

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months and Nine Months Ended September 30, 2011 and 2010
and Period from September 17, 2007 (Inception) to September 30, 2011
(UNAUDITED)

The respective Employment Agreements were executed on October 3, 2011 and are effective as of May 1, 2011 (the “Effective Date”) for a term of five (5) years from the Effective Date. Mr. Cataldo will receive an annual base salary of $300,000 under his agreement and has agreed to accrue $5,000 of his base salary each month until such time as he and the Company mutually agree regarding the payment of same. Mr. Handelman will receive the annual base salary of $120,000 under his agreement and has agreed to accrue $2,500 of his base salary each month until such time as he and the Company mutually agree regarding the payment of same. Both Messrs Cataldo and Handelman will have the right to receive benefits under the Company’s benefit plans, if such plans exist and will have the opportunity to earn performance bonuses as determined by the Company’s Compensation Committee or any bonus plans then in effect. Additionally, under the terms of the Employment Agreements, Messrs Cataldo and Handelman are each entitled to receive 2,500,000 stock options to purchase shares of the Company’s common stock exercisable at $1.25 a share under the Company’s 2010 Equity Compensation Plan (“2010 Plan”) or any successor to the 2010 Plan. The Options will vest in equal monthly installments over a five (5) year period commencing on the Effective Date, will be exercisable pursuant to the limitations of the 2010 Plan or any successor, and shall be exercisable for a maximum of ten (10) years, however, the effective date of the grants of the respective options will be the effective date of the respective option agreements by and between the grantee and the Company. The Company has also agreed to grant cost free piggyback registration rights for the shares underlying the options.

2011 Equity Incentive Plan and Grant of Options

As of October 14, 2011, the Company’s Board of Directors, based upon the approval and recommendation of the Compensation Committee, approved by unanimous written consent the Company’s 2011 Equity Incentive Plan (the “2011 Plan”) and form of option agreements for grants under the 2011 Plan (the “Option Agreements”).

Employees, directors, consultants and advisors of the Company are eligible to participate in the 2011 Plan. The 2011 Plan was adopted to encourage selected employees, directors, consultants and advisors to improve operations, increase profitability, accept or continue employment or association with the Company through the participation in the growth in value of the common stock of the Company.

The 2011 Plan will be administered by the Board of Directors or the Company’s Compensation Committee and has 18,000,000 shares of common stock reserved for issuance in the form of incentive stock options (available for issuance to employees, and only upon shareholder approval of the 2011 Plan); non-qualified options; common stock; and grant appreciation rights. No person eligible to participate in the 2011 Plan shall be granted options or other awards during a twelve (12) month period that exceeds 5,000,000 shares. No options or stock appreciation rights may be granted after ten (10) years of the adoption of the 2011 Plan by the Board of Directors, nor may any option have a term of more than 10 years from the date of grant. The exercise price of non qualified options and the base value of a stock appreciation right shall not be less than the fair market value of the common stock on the date of grant. The exercise price of an incentive stock option shall not be less than the fair market value of the stock covered by the option at the time of grant and in instances where a grantee possesses more than ten (10%) percent of the combined voting power of all classes of stock of the Company, the exercise price shall not be less than one hundred and ten (110%) percent of the fair market value of the common stock at the time of grant.

With the approval and adoption of the 2011 Plan and form of Option Agreements the Board of Directors approved on October 14, 2011 the issuance under the 2011 Plan of the options under the Employment Agreements to Messrs Cataldo and Handelman with said options having an exercise price of $1.25 and a term expiring May 1, 2021. Additionally, the Board approved the grant under the 2011 Plan to Merrill McPeak, a director of the Company, options to purchase 500,000 shares of common stock with an exercise price of $1.15 per share with said options vesting in equal monthly installments expiring July 20, 2021. The effective grant date of the grants for Messrs Cataldo, Handelman and McPeak will be the effective date of their respective Option Agreements with the Company. The closing trading price of the Company’s common stock on October 14, 2011 was $1.10.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months and Nine Months Ended September 30, 2011 and 2010
and Period from September 17, 2007 (Inception) to September 30, 2011
(UNAUDITED)

Letter of Intent with Lonza Walkersville, Inc.

Effective as of November 4, 2011 the Company entered into a Letter of Intent with Lonza Walkersville, Inc. (the “LOI”) whereby Lonza will provide certain process development services as well as to investigate the development and manufacture of Contego™, the Company’s autologous cell therapy using tumor infiltrating lymphocytes for the treatment of Stage IV metastatic melanoma and to explore the manufacture of Contego™ for clinical trials to be performed by the Company.  Pursuant to the terms of the LOI, the Company has agreed to pay a reservation fee to Lonza of $500,000 which is payable in the form of two equal payments with the final payment to be made on or before December 12, 2012.  The reservation fee payable to Lonza is non-refundable except in the event that Lonza terminates the LOI.  The parties to the LOI have further agreed to enter into good faith negotiations regarding Lonza providing the Company long-term development and manufacturing services under an agreement to be entered into on or prior to January 13, 2012 which date can be extended to February 13, 2012 (the “Outside Date”). If the parties enter into a definitive agreement on or before the Outside Date, the portion of the reservation fee that has not been applied for services provided by Lonza under the LOI will be credited toward costs and expenses to be charged to the Company under any agreement.  There can be no assurances that the Company and Lonza will enter into a definitive agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the three months and nine months ended September 30, 2011 and 2010 should be read in conjunction with the notes to those financial statements that are included in Item 1 of Part 1 of this Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.  For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information in the “Risk Factors” section in our Form 10-K for the year ended December 31, 2010. The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Summary Overview

We were incorporated in the State of Nevada on September 17, 2007 to engage in the development of an internet-based, intelligent online system for the shipping/freight industry. We were unable to develop our internet-based freight forwarder business and never generated any revenues from those proposed operations.  As a result, we decided not to pursue our former business plan and decided to reposition this company as a biopharmaceutical company.

In order to enter the biopharmaceutical business, on March 15, 2010, through our newly formed, wholly-owned subsidiary, we acquired certain assets related to the development and commercialization of biotechnology drugs, primarily anti-CD55+ antibodies (the “Anti-CD55+ Antibody Program”), including certain patents, patent applications, materials, and know-how, from Hamilton Atlantic, a Cayman Islands company (“Hamilton”). As consideration for these assets, we issued to Hamilton 20,960,016 shares of our common stock.  Thereafter, also on March 15, 2010, we also entered into a Patent and Know How Licence (the “License Agreement”) with Cancer Research Technology Limited, a company registered in England and Wales (“CRT”), pursuant to which we acquired an exclusive, worldwide right and license in certain intellectual property related to a proprietary, therapeutic use of anti-CD55+ antibodies.  In consideration for the license, we paid the CRT a total of $95,976 during the year ended December 31, 2010.  No payments were made to during the nine months ended September 30, 2011.  Having acquired the foregoing biopharmaceutical assets, we formally terminated our prior freight-forwarding business plan.

As part of our goal to become a biopharmaceutical company, we continued to investigate other biopharmaceutical technologies that we could develop.  We identified certain technologies owned by the National Institutes of Health, an agency of the United States Public Health Service within the Department of Health and Human Services (“NIH”) related to an adoptive cell therapy that uses autologous tumor infiltrating lymphocytes for the treatment of Stage IV metastatic melanoma and other cancers.  We decided to pursue this technology, and, effective October 5, 2011, we entered into a Patent License Agreement (the “License Agreement”) with the NIH.  The License Agreement grants us a non-exclusive worldwide right and license to develop and manufacture certain proprietary autologous tumor infiltrating lymphocyte adoptive cell therapy products for the treatment of metastatic melanoma, ovarian cancer, breast cancer, and colorectal cancer.  We intend to develop a lead product candidate, which we have named Cōntego™, based on this licensed technology.  The License Agreement requires that we pay the NIH approximately $1,200,000 of upfront licensing fees and expense reimbursements by December 5, 2011.  In addition, we will have to pay royalties of six percent (6%) of net sales (subject to certain annual minimum royalty payments), a percentage of revenues from sublicensing arrangements, and lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications.  We also have to make certain benchmark payments to the NIH based on the development and commercial release of licensed products using the technology underlying the License Agreement.  If we achieve all benchmarks for metastatic melanoma, up to and including the product’s first commercial sale in the United States, the total amount of such benchmark payments will be $6,050,000 for the melanoma indication.  The benchmark payments for the other three indications, if all benchmarks are achieved, will be $6,050,000 for ovarian cancer, $12,100,000 for breast cancer, and $12,100,000 for colorectal cancer.  Accordingly, if we achieve all benchmarks for all four licensed indications, the aggregate amount of benchmark royalty payments that we will have to make to NIH will be $36,300,000.

In order to develop the adoptive cell immunotherapies we licensed from the NIH, effective August 5, 2011, we signed a Cooperative Research and Development Agreement (“CRADA”) with the NIH and the National Cancer Institute (“NCI”).  Under the terms of the five-year CRADA, we will work with Steven A. Rosenberg, M.D., Ph.D., chief of NCI’s Surgery Branch, to develop adoptive cell immunotherapies that are designed to destroy metastatic melanoma cells using a patient’s tumor infiltrating lymphocytes.  Under the CRADA, we are required to provide $1,000,000 per year (in quarterly installments of $250,000) to support Dr. Rosenberg's research activities and to pay for supplies and travel expenses.  We paid the first $250,000 quarterly installment in September 2011.

The early results of testing conducted by Nottingham University as part of the Anti-CD55+ Antibody Program failed to meet the anticipated clinical development endpoints.   Accordingly, we decided   to terminate the research agreement.  We anticipate that the termination of the exclusive license agreement with CRT will become effective in the near future and that we will not incur any additional costs related to that program in the future.

In order to fund our working capital needs, during the first nine months of 2011, we raised $895,000 from the sale of our common stock (and warrants).  In addition, to fund the anticipated near-term costs related to the CRADA and the License Agreement (including, in particular, the approximately $1,200,000 up-front payment payable to the NIH under the License Agreement), on July 27, 2011 we raised $5,000,000 in gross proceeds through the sale of our 7% senior unsecured convertible notes (the "Notes") and warrants to purchase 4,000,000 shares of our common stock (the "Note Offering").  The Notes are convertible at an initial conversion price of $1.25, and the warrants are exercisable at an initial exercise price of $1.25 (the conversion price and exercise price are subject to adjustment).  The stated maturity date of the Notes is November 30, 2011.  We are in the process of negotiating an extension of the maturity date of the Notes with the respective Note holders to December 31, 2011; however, there can be no assurances that we will be successful in obtaining an extension from all or any of the Note holders of the stated maturity date.  One half of the gross proceeds raised in the Note Offering ($2,500,000) was released to us at the closing of the sale of the Note Offering, and the balance was held in escrow pending, among other things, the execution of the License Agreement with the NIH.  Following the effectiveness of the License Agreement in October 2011, the remaining $2,500,000 of the Note Offering (and the associated warrants for 2,000,000 shares of common stock) was released.  Accordingly, all of the gross proceeds of $5,000,000 raised in the Note Offering have been release.

As part of the Note Offering, we agreed to register with the Securities and Exchange Commission (“Commission”) the re-sale of the shares of common stock underlying the Notes and warrants that were issued in the Note Offering.  The shares underlying the Notes and warrants have now been included in a pending registration statement we had previously filed with the Commission in June 2011.  Under our agreement with the holders of the Notes, if the registration of the shares underlying the Notes and warrants is not declared effective by the Commission by November 25, 2011, we will have to pay the holders of the Notes a cash payment equal to 1.0% of the aggregate purchase price raised in the Note Offering ($50,000) on November 26, 2011 and every thirty (30) days thereafter until the underlying shares are registered.  No assurance can be given that the pending registration statement that includes the shares that we are required to register will be declared effective by November 25, 2011.

Results of Operations

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Revenues

We are a development stage company that is seeking to develop and commercialize a new adoptive cell therapy that uses autologous tumor infiltrating lymphocytes to treat certain cancers.  Since we transitioned into a biopharmaceutical company on March 15, 2010, we have been primarily engaged in the acquisition of certain intellectual property and with certain limited clinical testing activities as part of our former Anti-CD55+ Antibody Program.  As a result, we have not generated any operating revenues.  We expect to incur significant research, development and administrative expenses before any of our Cōntego™ products can be launched and recurring revenues, if ever, are generated.

Operating expenses and research and development costs

Our operating expenses primarily consist of general and administrative expenses, consulting fees, officer and director compensation, investor relations fees, and other professional fees.  Our operating expenses increased to $5,814,141 for the three months ended September 30, 2011 from $167,027 for the three months ended September 30, 2010 due to the increased activity related to the establishment of our new Cōntego™ business.    However, during the fiscal quarter ended September 30, 2011 (the "2011 Quarter"), we substantially increased our operating activities and hired additional consultants to provide the services necessary to operate our proposed new Cōntego™ business.  During the 2011 Quarter, we engaged additional consultants and enlarged our scientific advisory board.  As a result, during the 2011 Quarter, we incurred $2,054,955 of consulting fees and advisory fees, $1,383,452 of which was paid in shares of our common stock.  During the 2011 Quarter, we also incurred approximately $113,660 of legal, and other expenses related to the establishing the CRADA, entering into a manufacturing agreement, negotiating the Licensing Agreement with the NIH, and filing a registration statement with the Commission.  No such expenses were incurred during the quarter ended September 30, 2010.  Now that we have entered into the CRADA and the Licensing Agreement, we will incur significantly more general and administrative expenses and research and development costs in the future, including higher salaries for our officers and key consultants.  In addition, we incurred and paid $250,000 under the CRADA which has been recognized as research and development in the 2011 Quarter. And in the future we will incur additional expenses under the CRADA ($250,000 per quarter) and under the Licensing Agreement (including patent maintenance costs).

Fair Value of Derivative Liabilities

Changes in fair value of derivative liabilities represent derivative liabilities measured at fair value on a recurring basis from our 2010 and 2011 debt and equity financings in which we issued warrants and which have anti-dilution reset provisions.  The derivative liabilities are being marked to market each quarter-end until they are completely settled.  The gain or loss resulting from the marked to market calculation is shown as gain or loss in the fair value of our derivative liabilities.  During the three months ended September 30, 2011 and 2010, we recorded derivative liabilities of $8,098,957 and $ 563,348, respectively.  We recorded a change in the fair value of derivative liabilities and recognized a gain of $3,546,042, with derivative liabilities of $6,292,388 as of September 30, 2011.

Net Loss

We had a net loss of $5,818,478 for the three months ended September 30, 2011, compared to $713,757 for the three months ended September 30, 2010.  Since we are a development stage company that does not expect to generate any revenues during the next twelve months, we expect to continue to incur net losses and we expect those losses during that period.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Revenues

We are a development stage company that has not released any products and has not generated any operating revenues.

General and administrative expenses and research and development costs

In the nine-month period ended September 30, 2011 (the "2011 Nine Month Period"), we increased our operating activities significantly compared to the comparable nine-month period in 2010.  Prior to March 15, 2010, we were an inactive company with virtually no expenses.  Following the acquisition of our former Anti-CD55+ Antibody Program assets on March 15, 2010, we increased our business activities, which resulted in an increase in general and administrative expenses.  However, our business activities increased substantially in 2011 as we (i) initially engaged in activities to increase awareness of our former Anti-CD55+ Antibody Program, and (ii) thereafter actively pursued obtaining the Cōntego™ technologies and ramped up our infrastructure to develop that technology.  As a result, during the 2011 Nine Month Period, we incurred $1,074,000 of expenses to increase market awareness of our prior program, $219,912 of legal and professional fees, salaries, $282,000 of licensing and permit fees, and $577,000 of travel, marketing and entertainment costs.  In addition, we incurred $9,195,798of consulting fees, advisory fees, director compensation expenses $8,575,440 of which was paid in shares of our common stock or issuance of warrants.  We expect these expenses to increase substantially during the next twelve months as we implement our plan to develop our Cōntego™ products and increase our related operating activities.

Fair Value of Derivative Liabilities

Changes in fair value of derivative liabilities represent derivative liabilities measured at fair value on a recurring basis from our 2010 and 2011 debt and equity financings in which we issued warrants and which have anti-dilution reset provisions.  The derivative liabilities are being marked to market each quarter-end until they are completely settled.  The gain or loss resulting from the marked to market calculation is shown as gain or loss in the fair value of our derivative liabilities.  During the nine months ended September 30, 2011 and 2010, we recorded derivative liabilities of $8,741,253 and $ 563,348, respectively.  We recorded a change in the fair value of derivative liabilities and recognized a gain of $3,241,440, with derivative liabilities of $6,292,388 as of September 30, 2011.

Net Loss

We had a net loss of $17,342,514 for the nine months ended September 30, 2011, compared to $ 866,066 for the nine months ended September 30, 2010.  Of the foregoing net loss incurred in the 2011 Nine Month Period, $3,096,000 represents a non-cash adjustment for the fair value of vested options and warrants, $2,598,000 represents amortization of discount on convertible notes, and $10,250,000 represents compensation paid in shares of our common stock or for the fair value of common stock transferred to an officer, offset by the change in fair value of derivative liabilities of $3,241,000.

Liquidity and Capital Resources

As of September 3, 2011, we had a working capital of $461,175 (net of derivative liability of $6,292,388).  Our current assets as of September 30, 2011 included $2,320,000 of net proceeds from the Note Offering that were held in escrow pending the execution of the License Agreement with the NIH.  The License Agreement was signed on October 5, 2011, and the $2,320,000 of net proceeds was released to us in October 2011.

Since our inception, we have funded our operations primarily through private sales of equity securities and convertible loans.  In 2010, we raised a total of $1,945,000 from the sale of our common stock (including warrants).  In 2011, we raised a total of $895,000 from the sale of our common stock (and warrants), and gross proceeds of $5,000,000 from the sale of our 7% senior unsecured promissory notes.  On April 18, 2011, we raised $500,000 from the sale of 500,000 shares of our common stock and a five-year Class “C” Warrant to purchase 500,000 shares that exercisable at $1.25 per share.  On May 12, 2011, for $100,000 we sold an additional 100,000 shares of common stock and five-year Class “C” Warrants, exercisable at $1.25 per share, to purchase 100,000 shares of common stock.  On June 30, 2011, for $250,000 we sold 250,000 shares of common stock and a five-year Class “C” Warrant, exercisable at $1.25 per share.

In a private placement that closed on July 27, 2011 (the "Note Offering"), we raised gross proceeds of $5,000,000 from the sale of our 7% senior convertible notes (the "Notes") and five year warrants (the "Warrants") to purchase 4,000,000 shares of our common stock.  The Notes are initially convertible at $1.25 per share, and the Warrants are initially exercisable at $1.25.  If we consummate an equity financing for gross proceeds of at least $10,000,000, the conversion price of the Notes shall be adjusted to the lesser of (i) $1.25 and (ii) eighty-five percent (85.0%) of the purchase price per share of common stock payable by the investors in such equity financing.  The Notes and Warrants are currently owned by four accredited investors.  One-half of the gross proceeds of the $5,000,000 Note Offering (i.e. $2,500,000) was released to us at the closing, and the balance of the proceeds was held in escrow.  Accordingly, in July 2011 we received $2,500,000 (before placement costs).  As of September 30, 2011, the remaining net proceeds of $2,320,000 (net of private placement costs) were still held in escrow (and is reflected on the September 30, 2011 balance sheet as "Restricted cash").  The escrow agreement provided that the second tranche of $2,500,000, along with the Notes for $2,500,000 and Warrants to purchase for 2,000,000 shares of common stock, could only be released if, prior to November 30, 2011, we entered into both (i) a worldwide nonexclusive license with the NIH for the rights to certain intellectual property owned by the United States Government related to tumor infiltrating lymphocytes and T-cell technologies, and (ii) the a Cooperative Research and Development Agreement (CRADA) for exclusive access to additional technologies for the conduct of clinical trials.  We entered into the CRADA in August 2011, and we signed the NIH License Agreement effective October 5, 2011.  Accordingly, the second $2,500,000 tranche of the Note proceeds have now been released to us, and the remaining Notes (for $2,500,000) and Warrants (to purchase 2,000,000 shares) have now been released to the investors.

The stated maturity date of the Notes is November 30, 2011.  We are in the process of negotiating an extension of the maturity date of the Notes with the respective Note holders to December 31, 2011; however, there can be no assurances that we will be successful in obtaining an extension from all or any of the Note holders of the stated maturity date.  In the event the Note holders do not elect to convert their Notes and we are unable to obtain sufficient additional funding by the date to repay the Notes in whole, we will be unable to repay the Notes and will be in default.  Upon a default, the interest rate on the Notes increases to 15% per annum, and the holders of the Notes have the right to demand that we immediately redeem all of the Notes at a price that is the greater than the outstanding balance of the Notes.  In general, the investors may demand that the Notes be redeemed at a price equal to the greater of (i) 125% of the outstanding balance of the Notes, or (ii) an amount based on 135% of the greatest closing sale price of our common stock during the period beginning on the date of default until the redemption demand.  No assurance can be given that we will be able to repay the Notes when they become due.

Net cash used in operating activities was $3,479,545 for the nine months ended September 30, 2011 (based on a net loss of $17,342,514), compared to net cash used in operating activities of $251,213 for the nine months ended September 30, 2010 (based on a net loss of $866,066).  The increase in net cash used in operating activities was primarily due to a larger net loss in the 2011 period.

Net cash provided by financing activities was $3,118,000 for the nine months ended September 30, 2011 compared to $1,041,880 for the nine months ended September 30, 2010.  The increase was primarily due to the net proceeds of $2,295,000 received in the Note Offering that was effected in July 2011.

As of the date of this report, we do not have sufficient funds to repay the Notes on their stated maturity date.  In addition, our current cash position will be further reduced by the approximately $1,200,000 payment that is due to the NIH in early December 2011 and by the next $250,000 quarterly installment that we are required to pay under the CRADA as well as the reservation fee of $500,000 payable to Lonza in the form of two equal payments with the final payment to be made on or before December 12, 2012 pursuant to a letter of intent that we entered into with Lonza.  As a result, unless the Note holders elect to convert their Notes or we are able to either obtain at least $5,000,000 of new funding by the maturity date of the Notes or obtain an extension of the maturity date of the Notes, we will be in default on our payment obligations under the Notes.  A default will significantly increase the cost of the Notes and will permit the holders of the Notes to pursue collection actions against us.  Furthermore, even if the holders of the Notes were to agree to extend the maturity date of the Notes, based on our internally prepared budget, our current financial resources are only sufficient to fund our operations through the middle of March 2012.  Finally, in order to develop our Cōntego™ program in accordance with our business plan and our agreement with the NIH we believe that we would have to spend in excess of $35 million during the next twelve months.  Accordingly, in order to operate our business, we have to obtain substantial additional proceeds in the near future.

Our goal is to attempt to obtain the additional funds that we need through the sale of additional debt or equity securities.  The sale of additional equity or convertible debt securities will result in additional dilution to our shareholders.  The issuance of additional debt will result in increased expenses and could subject us to covenants that may have the effect of restricting our operations.  We may also in the future seek to obtain funding through strategic alliances with larger pharmaceutical or biomedical companies.  However, we currently have no agreements in place with any funding sources or with any strategic partners that could provide us with some or all of the funding that we need.  Accordingly, we can provide no assurance that additional financing will be available to us in an amount or on terms acceptable to us, if at all.  Even if we are able to obtain additional funding from either financings or alliances, no assurance can be given that the terms of such funding will be beneficial to us or our stockholders.  If we are unsuccessful or only partly successful in our efforts to secure additional financing, we may find it necessary to suspend or terminate some or all of our product development and other activities.

We do not believe that inflation has had a material impact on our business or operations.

We are not a party to any off-balance sheet arrangements, and we do not engage in trading activities involving non-exchange traded contracts.  In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets

Recent Accounting Pronouncements

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment. This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process. It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is currently evaluating the affects adoption of ASU 2011-08 may have on its goodwill impairment testing.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

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

Intangible Assets

The Company records intangible assets in accordance with guidance of the FASB.  Intangible assets consist mostly of intellectual property rights that were acquired from an affiliated entity and recorded at their historical cost and are being amortized over a three years life.  The Company reviews intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life.  If the carrying value of the assets is determined not to be recoverable, the Company records an impairment loss equal to the excess of the carrying value over the fair value of the assets.  The Company’s estimate of fair value is based on the best information available.   If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.  Based upon management’s annual assessment, the Company believes there were no indicators of impairment of its intangible assets as of September 30, 2011.

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

Off-Balance Sheet Arrangements

At September 30, 2011, we had no obligations that would require disclosure as off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f) (1) and is not required to provide information by this Item.

Item 4.	Controls and Procedures

As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 15d 15(b) of the Exchange Act.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2011, (i) our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported or submitted within the time period specified in the rules and forms of the SEC and (ii) our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We do not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  The design of any system of controls also is based in part upon assurance that any design will succeed in achieving its stated goals under all potential future conditions.  However, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which this company is a party or of which our property is the subject.

Item 1A.	Risk Factors

Information regarding risk factors appears under “Risk Factors” included in Item 1A, Part I, and under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2010.  Except as set forth below, there have been no material changes from the risk factors previously disclosed in the above-mentioned periodic report.

We will need significant additional capital, without which we will have to curtail or cease operations.

The $5,000,000 of 7% unsecured convertible notes (the “Notes”) we issued July 27, 2011 mature on November 30, 2011.  We are in the process of attempting to negotiate an extension of the maturity date of the Notes with the respective Note holders to December 31, 2011; however there can be no assurances we will be successful in obtaining an extension of the maturity date.  Based upon our current funds on hand as well as our various license obligations, unless the Note holders elect to convert their Notes we must obtain at least $5,000,000 of new funding by the maturity date, or we will be in default of the Notes.  However, even if the Note holders elect to convert their Notes or we raise $5,000,000 to repay the Notes or if we are able to extend their maturity dates, based on our current proposed plans and assumptions, we anticipate that our existing funds will only be sufficient to fund our operations and capital requirements for approximately four months from the date of this report.  Furthermore, our estimated development expenses of our Cōntego™ product candidates will be very substantial, i.e., in excess of $35 million.  Accordingly, we will have to obtain a substantial amount additional debt or equity financing in the near future in order to continue to fund the further development of our product candidates and working capital needs.  We have not identified the sources for the additional financing that we will require, and we do not have commitments from any third parties to provide this financing.  There can be no assurance that sufficient funding will be available to us at acceptable terms or at all.  If we are unable to obtain sufficient financing on a timely basis, the development of our products could be delayed and we could be forced to reduce the scope of our operations or otherwise limit or terminate our operations altogether.  Any equity additional funding that we obtain will reduce the percentage ownership held by our existing security holders.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

During the three-month period ended September 30, 2011 we effected the following sales of unregistered shares that were not previously reported in a Current Report on Form 8-K.

During August 2011, we issued 1,000,000 shares of our common stock to the Emmes Group for consulting services.  The foregoing shares were sold pursuant to an exemption available under Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

During August 2011, we issued 330,242 shares to three consultants as compensation for services.  The foregoing shares were sold pursuant to an exemption available under Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Reserved]

Item 5.	Other Information.

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Lonza Walkersville Letter of Intent with the Company effective November 4, 2011.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesis Biopharma, Inc.

November 21, 2011	By:	/s/ Anthony J. Cataldo
Anthony J. Cataldo
Chief Executive Officer (Principal Executive Officer)

November 21, 2011	By:	/s/ Michael Handelman
Michael Handelman
Chief Financial Officer (Principal Financial and Accounting Officer)