Form 10-K
period 2011-12-31
Genesis Biopharma, Inc
filed 2012-03-30
CIK 1425205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or non-accelerated filer (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act) (Check one).

Large accelerated filer ☐         Accelerated filer ☒

Non-accelerated filer ☐ (do not check if a smaller reporting company)                Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, $0.000041666 par value per share, on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $110,195,585. As of March 27, 2012, there were 78,293,095 shares of the registrant’s common stock outstanding.

“SAFE HARBOR” STATEMENT

Some of the information contained in this Annual Report may include forward-looking statements that reflect our current views with respect to our research and development activities, business strategy, business plan, financial performance and other future events. These statements include forward-looking statements both with respect to us, specifically, and the biotechnology sector, in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those factors set forth in the sections entitled “Business,” “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Controls and Procedures” in this Annual Report, all of which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this Annual Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

If one or more of these or other risks or uncertainties materializes, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this Statement.

PART I

Item 1.          Business

References in this Annual Report to “we,” “us,” “our” or the “company” refer to Genesis Biopharma, Inc., a Nevada corporation.

Overview

We are a biotechnology company focused on developing and commercializing adoptive cell therapy using autologous tumor infiltrating lymphocytes for the treatment of Stage IV metastatic melanoma and other cancers.  Our lead product candidate, Cōntego™, is an adoptive cell therapy using autologous tumor infiltrating lymphocytes for the treatment of certain cancers.

Cancer cells possess multiple means of evading detection and destruction by the immune system. Such evasion occurs despite the fact that there are tumor associated antigens expressed on the surface of the cancer cells which are not expressed on the surface of normal cells. A variety of immunosuppressive influences can exist in the cancer patient including the presence of lymphocytes or myeloid cells with immunosuppressive activity.

Adoptive cell therapy (ACT) is a passive immunotherapy which attempts to optimize each patient’s unique immune response so that immune system operatives called anti-tumor T cells will circulate throughout the patient’s body, recognize the markers on the surface of cancer cells, and attack and kill those cancer cells. Our lead product candidate that we have named Contego™ is being developed as a ready-to-infuse ACT product comprised of a specific kind of anti-tumor T cell called autologous tumor-infiltrating lymphocytes (TILs). TILs migrate from the bloodstream and invade the tumor in an attempt to kill the tumor cells. We are developing Contego™ to treat patients suffering from metastatic melanoma, and ovarian, breast and colorectal cancers.

Cōntego™ is based on the adoptive cell therapy regimen using tumor infiltrating lymphocytes invented by Dr. Steven A. Rosenberg, Chief, Surgery Branch, Center for Cancer Research, National Cancer Institute for the treatment of metastatic melanoma.  Dr. Rosenberg’s adoptive cell therapy is presently available as a physician-sponsored investigational therapy for the treatment of Stage IV metastatic melanoma at the National Cancer Institute, MD Anderson Cancer Center, and the H. Lee Moffitt Cancer & Research Institute. The current method of treatment is very labor intensive, which has limited its widespread application. We believe that a significant market opportunity exists if we can make the existing adoptive cell therapy more widely available to a larger number of cancer patients. There is no guarantee that Cōntego will prove to be a commercially successful therapy product.

We have licensed the rights to the adoptive cell therapy from the National Cancer Institute, and are presently developing a commercial-scale manufacturing process with Lonza Walkersville, Inc. for Contego as a prospective therapy for the treatment of Stage IV metastatic melanoma. Our goal is to develop and establish a manufacturing process for the large-scale production of TILs that is in accord with current Good Manufacturing Practices (“cGMP”). We do not plan to establish or operate our own manufacturing facility.

In order to effect our business plan, we have to date (i) acquired a worldwide, non-exclusive license for various adoptive cell therapy technologies from the National Institute of Health, (ii) entered into a Cooperative Research and Development Agreement with the National Cancer Institute (NCI), pursuant to which we intend to support the in vitro development of improved methods for the generation and selection of autologous TILs, develop approaches for large-scale production of autologous TILs that are in accord with cGMP procedures, and conduct clinical trials using these improved methods of generating TILs for the treatment of metastatic melanoma. We have also entered into a Manufacturing Services Agreement with Lonza Walkersville, Inc. pursuant to which Lonza has agreed to manufacture, package, ship and handle quality assurance and quality control of our Contego autologous cell therapy products.

Company History

We were incorporated in the State of Nevada on September 17, 2007. Until March 2010, we were known as Freight Management Corp., and we were engaged in the development of an internet-based, intelligent online system for business owners, freight forwarders in the shipping/freight industry and export/import industry. We never engaged in the online freight business, and were an inactive company until March 15, 2010.

On March 15, 2010, we acquired the rights, title and interest to certain assets, including certain patents, patent applications, materials, and know-how, related to the development and commercialization of biotechnology drugs, and then commenced developing anti-cancer drugs based primarily on anti-CD55+ antibody (the “Anti-CD55+ Antibody Program”). In order to further develop the assets we acquired, on March 15, 2010 we also entered into a Patent and Know How License (the “CRT License Agreement”) with Cancer Research Technology Limited, a company registered in England and Wales. The CRT License Agreement granted us an exclusive, worldwide right and license in certain intellectual property related to a proprietary, therapeutic use of anti-CD55+ antibodies, including rights to patents and patent applications related thereto. In order to develop our newly acquired technologies, on September 1, 2010, we entered into a research agreement with the University of Nottingham, England. Through this research agreement, we commenced preclinical research on a prospective therapeutic antibody (anti-CD55+ antibody) directed against expression of complement decay-accelerating factor CD55 protein which in humans is encoded by the CD55 gene. CD55 is a 70 kilodalton membrane protein that plays a role in the regulation of the complement system. CD55 protein is broadly expressed in malignant tumors, and is thought to play a role the promotion of tumorigenesis.

Although we initially believed that the proposed anti-CD55+ therapies that we were attempting to develop had significant commercial potential, test results received in mid-2011 from the studies performed for us by the University of Nottingham failed to meet the pre-clinical development endpoints. Accordingly, based on these test results and on a further evaluation of the anti-CD55+ technology, in October 2011, our Board of Directors determined that it was in the best interests of this company to (i) end our development efforts for the anti-CD55+ technology and to terminate the CRT License Agreement, and (ii) pursue the development of a new ready-to-infuse adoptive cell therapy product candidate we refer to as Contego™. Accordingly, we no longer are pursuing the Anti-CD55+ Antibody Program.

In February 2012 we agreed with the CRT that we would terminate the CRT License Agreement. The termination is subject to the execution of a formal termination agreement that will be prepared by the CRT. In connection with the termination of the CRT License Agreement, we will have to pay the CRT £18,000 (approx. U.S. $29,000) and return to the CRT all rights to the anti-CD55+ related patents and patent applications that were licensed and transferred to us by the CRT. We also need to pay Nottingham University £16,000 (approx. U.S. $25,000) as reimbursement for out-of-pocket Anti-CD55+ Antibody Program research-related expenses. Following our termination of the CRT License Agreement, we will no longer own, or have a license to use, the intellectual property necessary to develop therapeutic products based on the use of anti-CD55+ antibodies and our sole focus will be on Contego.

Technology and Proposed Products; Regulatory Strategy

Contego™ is being developed as a ready-to-infuse adoptive cell therapy product candidate comprised of a specific kind of anti-tumor T cell called autologous tumor-infiltrating lymphocytes (TILs) for the treatment of certain solid tumor cancers. TILs are white blood cells that have left the bloodstream and migrated into the tumor which are believed to kill the tumor cells.

Currently our focus is on the development and commercialization of Contego, our ACT therapy using TILs for the treatment of Stage IV metastatic melanoma. Our goal is to also develop our technology so that it can eventually be used to treat certain other solid tumor cancers such as triple negative breast/inflammatory breast duct, ovarian, and colorectal cancers.

Briefly, after the patient’s metastatic melanoma tumor has been surgically resected at the patient’s hospital, the tumor will then be sent to our manufacturing partner, Lonza Walkersville, Inc., at its facilities in Walkersville, Maryland USA. Using patent-protected and proprietary processes, autologous TILs having a high reactivity against the patient’s tumor-specific cell surface markers will then be isolated from the patient’s metastatic melanoma tumor. This population of autologous TILs is then multiplied ex vivo to greater than 50 billion TILs under conditions that overcome the immunosuppressive influences that exist in the cancer patient due to the presence of their cancer. Six to eight days prior to infusion of the TILs, the patient returns to the hospital and is administered a nonmyeloablative chemotherapeutic regimen to remove any lymphoid and myeloid suppressor cells present in the patient’s immune system. Once the TILs have been multiplied to a sufficient number ex vivo, and after the patient has completed the nonmyeloablative chemotherapeutic regimen, the TILs are infused into the patient along with a high dose of interleukin-2 (IL-2), a protein that stimulates the immune system.

Typically, the patient remains in the hospital for 8-10 days after the TIL infusion while their immune system rebuilds itself. Based on published results by the National Cancer Institute, the MD Anderson Cancer Center and at the Moffit Cancer Center, if planned confirmatory clinical trials reproduce results seen so far, we expect that for patients with metastatic melanoma who are refractory to all other treatments, about 50% of such patients according to RECIST criteria (“Response Evaluation Criteria in Solid Tumors” for clinical trials where diagnostic imaging such as a CAT scan is used to determine tumor presence, absence, shrinkage or growth) could experience an objective response showing significant tumor shrinkage following the ACT using autologous TILs. In addition, based on results from the same institutes, we also anticipate that a small percentage of patients could experience a complete response. Responses could also be durable lasting several years, and could be seen in all organ sites where metastasis is present, including in the brain. .

Our lead product candidate, Cōntego™, is an adoptive cell therapy using autologous tumor infiltrating lymphocytes indicated for the treatment of Stage IV metastatic melanoma. During 2012 and early 2013, we intend to work with our manufacturing partner, Lonza Walkersville to develop an FDA compliant manufacturing process for Contego. Our goal is to submit our investigational new drug application (IND) to the U.S. Food and Drug Administration (FDA) in late 2013 seeking allowance to proceed with a pivotal clinical trial for Cōntego for the treatment of Stage IV metastatic melanoma patients who are refractory to all FDA approved therapies for treatment of the disease. If the FDA approves our IND, we anticipate that we will commence a pivotal clinical trial for Contego in early 2014 for about 500 patients at approximately 20 trial centers. The clinical trials are expected to take at least 24 to 36 months to complete. We plan to seek accelerated approval from FDA under Subpart E of the Food Drug and Cosmetics Act for Contego as a second line therapy for the treatment of patients with Stage IV metastatic melanoma that are unresponsive to, or intolerant of, available therapies. Our goal is to obtain accelerated approval under Subpart E within four years. If such approval is granted by FDA, when being allowed to sell Contego in the USA, our approval will be conditioned upon us completing a confirmatory registration trial to remove the conditional approval status within an FDA mandated period of time post receipt of accelerated approval.

We also plan to investigate Cōntego as a prospective therapy for the treatment of persons with triple negative breast / inflammatory breast duct cancers, ovarian cancer, and colorectal cancer. We intend to undertake exploratory pilot clinical trials for these indications under sponsored research agreements with various medical and research institutions, including the institutions that are affiliated with members of our scientific and medical advisory board (see, Item 10 “Scientific & Medical Advisory Board” below). To date, we have not, however, entered into any such sponsored research agreements, and no assurance can be given if, or when such investigative clinical trials will begin.

Table 1: Genesis Biopharma Intended Product Pipeline

Market Opportunity

We are initially positioning Cōntego for the treatment of Stage IV metastatic melanoma, and ovarian, breast and colorectal cancers. The following table published by the American Cancer Society in 2011, lists the worldwide number of each of the foregoing cancers.

Table 2: Worldwide Number of Certain Cancer Cases

Based on our own internal estimates and the number of annual deaths for people with metastatic melanoma, we currently estimate approximately 6,000 –7,000 Stage IV metastatic melanoma patients could be candidates for Cōntego annually in the U.S. We also estimate that the number of Stage IV metastatic melanoma patients suitable for treatment using Contego outside the U.S. is approximately twice the size as in the U.S. We cannot, however, estimate how many of the patients that would be suitable for therapy using Contego, if and when Contego becomes available, will actually use Contego nor whether their disease status will change in meaningful way.

Summary of Intellectual Property

The intellectual properties that we licensed from the NIH under the License Agreement consist of T cell transfer technologies of which Dr. Steven A. Rosenberg is an inventor. Dr. Rosenberg is Chief of Surgery at the National Cancer Institute in Bethesda, Maryland and a Professor of Surgery at the Uniformed Services University of Health Sciences and at the George Washington University School of Medicine and Health Sciences in Washington, D.C. Dr. Rosenberg is a pioneer in the field of autologous cell therapy, and his recent studies of cell transfer therapies have resulted in cancer regressions in patients associated with the clonal repopulation of lymphocytes with anti-tumor reactivity. As described below, Dr. Rosenberg will be working with us under the CRADA to develop Contego.

The License Agreement licenses to us, on a non-exclusive basis, a total of 43 patent filings, both issued and pending. These 43 licensed filings include eight U.S. patents, one U.S. reissue patent, one European patent, three Australian patents, eight U.S. utility applications, five European applications, six Canadian applications, four Australian applications, three International applications filed under the provisions of the Patent Cooperation Treaty, and four U.S. provisional applications. In addition to the filings specifically identified in License Agreement, the licensed patent rights also include all divisions and continuations of these applications, all patents issuing from these applications, divisions and continuations, and any reissues, reexaminations and extensions of these patents.

The subject matter claimed in the patents and patent applications that were licensed by us under the License Agreement generally relates to:

1.	Methods to identify and isolate T-cells and in particular, tumor infiltrating lymphocytes.

2.	Ex Vivo methods to grow T-cells and in particular, tumor infiltrating lymphocytes.

3.	Methods to use T-cells and in particular, tumor infiltrating lymphocytes, as therapeutic agents for the treatment of metastatic solid tumor cancers including but not limited to metastatic melanoma.

Under the License Agreement, we are responsible for paying the patent maintenance costs. We currently estimate that annual maintenance cost for the current elements of the non-exclusively licensed portfolio will range from $50,000 to $100,000. The licensed issued U.S. patents will expire at various times between 2012 and, assuming that all maintenance fees are timely paid, 2026.

Our goal is to use the technologies that we licensed from the NIH, or that are expected to be developed under the CRADA, to further the development of our lead product candidate, Contego™.

Agreements Related To Intellectual Property

Cooperative Research And Development Agreement

On August 5, 2011, we entered into a Cooperative Research and Development Agreement (“CRADA”) with the National Institutes of Health and the National Cancer Institute (NCI). Under the terms of the five-year CRADA, Genesis Biopharma will work with Steven A. Rosenberg, M.D., Ph.D., chief of NCI’s Surgery Branch, to develop adoptive cell immunotherapies that are designed to destroy metastatic melanoma cells using a patient’s tumor infiltrating lymphocytes.

Specifically, the purposes of the CRADA are to: (i) support the in vitro development of improved methods for the generation and selection of autologous tumor infiltrating lymphocytes with anti-tumor reactivity from patients with metastatic melanoma, (ii) develop approaches for large-scale production of autologous tumor infiltrating lymphocytes that are in accord with cGMP procedures suitable for use in treating patients with metastatic melanoma, and (iii) conduct clinical trials using these improved methods of generating autologous tumor infiltrating lymphocytes as well as improved adoptive cell therapy patient preparative regimens for the treatment of metastatic melanoma.

Both this company and the NCI may provide personnel, services, facilities, equipment or other resources under the agreement. Under the terms of the CRADA, we will have an exclusive option to negotiate an exclusive license to any new inventions developed jointly or independently by NCI scientists during the course of the research project. A CRADA is the only mechanism under which the National Institutes of Health can grant exclusive intellectual property rights in advance to a collaborator. The term of the CRADA is five years, but either party to the CRADA has the right to terminate the CRADA upon 60 days’ notice.

Under the CRADA, we are required to provide funds for Dr. Rosenberg, which funds may be used to acquire technical, statistical, and administrative support for the research activities, as well as to pay for supplies and travel expenses. Our obligation is to provide $1,000,000 of funds annually under the CRADA, which amount is disbursed in quarterly installments of $250,000. Our last quarterly payment was due on March 8, 2012, but we have not yet made that payment. Accordingly, we are currently in default under the CRADA, and the NCI could terminate that agreement at any time. See, “Risk Factors--Our research and development plans are to a large extent dependent upon the CRADA. We are currently in default under our payment obligations under the CRADA, which may result in the termination of that agreement at any time.” We have also agreed that Dr. Rosenberg can allocate the funding between the various categories in support of the CRADA research as he sees fit.

National Institutes Of Health License Agreement

Effective October 5, 2011, we entered into a Patent License Agreement (the “License Agreement”) with the National Institutes of Health, an agency of the United States Public Health Service within the Department of Health and Human Services (“NIH”). Pursuant to the License Agreement, NIH granted us a non-exclusive worldwide right and license to develop and manufacture certain proprietary adoptive cell therapy using autologous tumor infiltrating lymphocytes for the treatment of metastatic melanoma, ovarian cancer, breast cancer, and colorectal cancer. The intellectual property subject to the License Agreement is covered by 43 patents and patent applications, consisting of nine issued United States patents, 13 pending patent applications in the United States, and 21 foreign patents and patent applications as counterparts of U.S. patents/patent applications. We also were granted limited rights to sublicense the intellectual property subject to the License Agreement. The License Agreement will expire on a product-by-product basis upon the expiration of the subject patent rights.

We have the right to terminate the License Agreement in any country on 60 day notice, and NIH has the right to terminate the agreement if we are in material breach and the breach is not cured within a specified cure period, upon certain bankruptcy and insolvency events, or we fail to comply with or achieve certain development timelines as set forth in the License Agreement.

In consideration for the rights granted pursuant to the License Agreement, we paid the NIH a total of $723,000 of upfront licensing fees and expense reimbursements following the execution and delivery of the License Agreement. We will also be required to pay a 6% royalty on net yearly sales for all products sold which are covered by the License Agreement. We also are required to make smaller minimum annual royalty payments, which minimum royalties will be credited against any earned royalties due for sales in that year.

In addition to the up-front payment and on-going royalty payments, we are also obligated to make lump sum benchmark milestone payments upon the achievement of certain clinical and regulatory milestones for each of the four indications (melanoma, breast cancer, ovarian cancer, and colorectal cancer). We initially intend to focus our efforts on the development of licensed products in the metastatic melanoma field of use. If we achieve all benchmarks for metastatic melanoma, up to and including the product’s first commercial sale in the United States and any foreign country, the total amount of such benchmark payments will be $6,050,000. If we achieve all benchmarks for all four licensed indications, the aggregate amount of benchmark payments that we will have to make to NIH will be $36,300,000.

Manufacturing

We have no capability to manufacture supplies of any of our products, and rely on third-party manufacturers to produce materials needed for research and clinical trials.

On June 21, 2011, we entered into a process development and scale-up consulting agreement with Lonza Walkersville, Inc. (“Lonza”) relating to the manufacture of Cōntego. Lonza is a leading international supplier to the pharmaceutical, healthcare and life science industries. Under the terms of the Lonza consulting agreement, Lonza agreed to work with Dr. Rosenberg and his colleagues at the NCI to transfer to Lonza Walkersville, Inc., Lonza’s U.S. production facility, the NCI’s standard operating procedures that are used to manufacture the NCI’s physician-sponsored investigational adoptive cell therapy using tumor infiltrating lymphocytes for the treatment of Stage IV metastatic melanoma. The purpose of the transfer of the standard operating procedures is to assist Lonza Walkersville to develop manufacturing procedures and protocols for the manufacture of Cōntego for clinical trials and for post FDA approval sales. Effective as of November 4, 2011, we entered into a Letter of Intent with Lonza Walkersville, Inc. (the “LOI”) whereby Lonza will provide certain process development services as well as to investigate the development and manufacture of Contego™, our autologous cell therapy using tumor infiltrating lymphocytes for the treatment of Stage IV metastatic melanoma and to explore the manufacture of Contego™ for clinical trials to be performed by us. Pursuant to the terms of the LOI, we paid a reservation fee to Lonza of $500,000 which is included in Research and Development Costs in the accompany State of Operations for the year ended December 31, 2011. The reservation fee payable to Lonza is non-refundable except in the event that Lonza terminates the LOI.

In December 2011, we entered into a five-year Manufacturing Services Agreement with Lonza. Under the Manufacturing Services Agreement, Lonza agreed to manufacture, package, ship and handle quality assurance and quality control of our Contego autologous cell therapy products. All of Lonza services will be provided under separate statements of work that we have agreed to enter into, from time to time, with Lonza . The first statement of work, which we entered into in December 2011, describes the services Lonza must perform in connection with optimizing the manufacturing process for Contego products. The fees and costs of Lonza’s services under the Manufacturing Services Agreement depend on each statement of work. Under the Manufacturing Services Agreement, we shall be the owners of all intellectual property that is developed, conceived, invented or reduced to practice by Lonza, other than intellectual property that is generally applicable to the development or manufacture of chemical or biological products, or intellectual property that improves Lonza’s previously owned intellectual property.

Research and Development

Expenditures for research and development activities related to continuing operations were $1,755,000 and $171,000 for the years ended December 31, 2011 and 2010, or approximately 8.3% and 21.0% respectively, of our total operating expenses. For further information regarding our research and development activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Our currently projected expenditures for 2012 include approximately $25-$30 million for research and development, Contego process development and manufacturing scale-up, development of regulatory compliant information technology infrastructure and systems, preparation of the investigational new drug (IND) application and chemistry, manufacturing, and controls (CMC) package for Contego for submission to FDA, and for general corporate working capital. The actual cost of our programs could differ significantly from our current projections due to any additional requirements or delays imposed by the FDA in connection with our planned trials, or if actual costs are higher than current management estimates for other reasons, including complications with manufacturing. In the event that actual costs of our clinical program, or any of our other ongoing research activities, are significantly higher than our current estimates, we may be required to significantly modify our planned level of operations.

There is a risk that any drug discovery and development program may not produce revenue because of the risks inherent in drug discovery and development. The successful development of any product candidate is highly uncertain. We cannot reasonably estimate or know the nature, timing and costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from any product candidate, due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	our ability to advance product candidates into pre-clinical and clinical trials;

•	the scope, rate and progress of our pre-clinical trials and other research and development activities;

•	the scope, rate of progress and cost of any clinical trials we commence;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	future clinical trial results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop; and

•	the effect of competing technological and market developments.

Any failure to complete any stage of the development of our products in a timely manner could have a material adverse effect on our operations, financial position and liquidity. A discussion of the risks and uncertainties associated with our business is set forth in the “Risk Factors” section of this Annual Report.

Competition

The pharmaceutical and biopharmaceutical industry is characterized by intense competition and rapid and significant technological changes and advancements. Many companies, research institutions and universities are doing research and development work in a number of areas similar to those that we focus on that could lead to the development of new products which could compete with and be superior to our product candidates.

Most of the companies with which we compete have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than those of ours. A number of these companies may have or may develop technologies for developing products for treating various diseases that could prove to be superior to ours. We expect technological developments in the pharmaceutical and biopharmaceutical and related fields to occur at a rapid rate, and we believe competition will intensify as advances in these fields are made. Accordingly, we will be required to continue to devote substantial resources and efforts to research and development activities in order to potentially achieve and maintain a competitive position in this field. Products that we develop may become obsolete before we are able to market them or to recover all or any portion of our research and development expenses. We will be competing with respect to our products with companies that have significantly more experience in undertaking preclinical testing and human clinical trials with new or improved therapeutic products and obtaining regulatory approvals of such products. A number of these companies already market and may be in advanced phases of clinical testing of various drugs or therapies that may compete with our lead product candidate or any future product candidates. Our competitors may develop or commercialize products more rapidly than we do or with significant advantages over any products we develop. Our competitors may therefore be more successful in commercializing their products than we are, which could adversely affect our competitive position and business.

In addition to larger pharmaceutical or biopharmaceutical companies that may develop different competing technologies or technologies within the immunotherapy field, we will be competing with a number of smaller biotechnology companies that are focused on cellular therapy technologies, which may include among others Dendreon, Northwest Biotherapeutics, Antigenics, Celldex Therapeutics, NeuralStem, Geron, NeuroNova, ReNeuron, Stemcells, Inc., Advanced Cell Technology and Osiris Therapeutics. Additionally, Bristol-Myers Squibb and Genentech have recently received FDA approval to sell Yervoy® and Zelboraf®, respectively, for the treatment of metastatic melanoma.

Colleges, universities, governmental agencies and other public and private research organizations are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technologies that they have developed, some of which may be directly competitive with our lead product candidate or any future product candidates. The governments of a number of foreign countries are aggressively investing in cellular therapy research and promoting such research by public and private institutions within those countries. These domestic and foreign institutions and governmental agencies, along with pharmaceutical and specialized biotechnology companies, can be expected to compete with us in recruiting qualified scientific personnel.

Our competitive position will be significantly impacted by the following factors, among others:

•	our ability to obtain FDA marketing approval for our product candidates on a timely basis

•	the level of acceptance of our products by physicians, compared to those of competing products or therapies

•	our ability to have our products manufactured on a commercial scale

•	the effectiveness of sales and marketing efforts on behalf of our products

•	our ability to meet demand for our products

•	our ability to secure insurance reimbursement for our products candidates

•	the price of our products relative to competing products or therapies

•	our ability to recruit and retain appropriate management and scientific personnel

•	our ability to develop a commercial scale research and development, manufacturing and marketing infrastructure either on our own or with one or more future strategic partners.

Government Regulation

The United States and other developed countries extensively regulate the preclinical and clinical testing, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of drugs and biologic products. The United States Food and Drug Administration, under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations, regulates pharmaceutical and biologic products.

To obtain approval of our product candidates from the FDA, we must, among other requirements, submit data supporting safety and efficacy for the intended indication as well as detailed information on the manufacture and composition of the product candidate. In most cases, this will require extensive laboratory tests and preclinical and clinical trials. The collection of these data, as well as the preparation of applications for review by the FDA involve significant time and expense. The FDA also may require post-marketing testing to monitor the safety and efficacy of approved products or place conditions on any approvals that could restrict the therapeutic claims and commercial applications of these products. Regulatory authorities may withdraw product approvals if we fail to comply with regulatory standards or if we encounter problems at any time following initial marketing of our products.

The first stage of the FDA approval process for a new biologic or drug involves completion of preclinical studies and the submission of the results of these studies to the FDA. This data, together with proposed clinical protocols, manufacturing information, analytical data and other information submitted to the FDA, in an investigational new drug application (“IND”), must become effective before human clinical trials may commence. Preclinical studies generally involve FDA regulated laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product candidate.

After the IND becomes effective, a company may commence human clinical trials. These are typically conducted in three sequential phases, but the phases may overlap. Phase I trials consist of testing of the product candidate in a small number of patients or healthy volunteers, primarily for safety at one or more doses. Phase I trials in cancer are often conducted with patients who are not healthy and who have end-stage or metastatic cancer. Phase II trials, in addition to safety, evaluate the efficacy of the product candidate in a patient population somewhat larger than Phase I trials. Phase III trials typically involve additional testing for safety and clinical efficacy in an expanded population at multiple test sites. A company must submit to the FDA a clinical protocol, accompanied by the approval of the Institutional Review Boards at the institutions participating in the trials, prior to commencement of each clinical trial.

To obtain FDA marketing authorization, a company must submit to the FDA the results of the preclinical and clinical testing, together with, among other things, detailed information on the manufacture and composition of the product candidate, in the form of a new drug application (“NDA”) or, in the case of a biologic, like dendritic cell-based vaccines for neurological disorders, a biologics license application (“BLA”).

The amount of time taken by the FDA for approval of an NDA or BLA will depend upon a number of factors, including whether the product candidate has received priority review, the quality of the submission and studies presented, the potential contribution that the compound will make in improving the treatment of the disease in question, and the workload at the FDA. The FDA has committed to reviewing standard BLAs in 10 months and priority BLAs in six months, but the actual time it takes to review any BLA that we may file could be substantially longer.

The FDA may, during its review of an NDA or BLA, ask for additional test data that may require the conduct of additional clinical trials. If the FDA does ultimately approve the product candidate for marketing, it may require post-marketing testing to monitor the safety and effectiveness of the product. The FDA also may in some circumstances impose restrictions on the use of the product, which may be difficult and expensive to administer and may require prior approval of promotional materials.

The FDA may, in some cases, confer upon an investigational product the status of a fast track product. A fast track product is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. The FDA can base approval of an NDA or BLA for a fast track product on an effect on a surrogate endpoint, or on another endpoint that is reasonably likely to predict clinical benefit. If a preliminary review of clinical data suggests that a fast track product may be effective, the FDA may initiate review of entire sections of a marketing application for a fast track product before the sponsor completes the application.

We will also be subject to a variety of regulations governing clinical trials and sales of our products outside the United States. Whether or not FDA approval has been obtained, approval of a product candidate by the comparable regulatory authorities of foreign countries and regions must be obtained prior to the commencement of marketing the product in those countries. The approval process varies from one regulatory authority to another and the time may be longer or shorter than that required for FDA approval. In the European Union, Canada and Australia, regulatory requirements and approval processes are similar, in principle, to those in the United States.

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facilities are in compliance with the FDA’s cGMP, which are regulations that govern the manufacture, holding and distribution of a product. Manufacturers of biologics also must comply with the FDA’s general biological product standards. Following approval, the FDA periodically inspects drug and biologic manufacturing facilities to ensure continued compliance with the good manufacturing practices regulations. We must ensure that any third-party manufacturers continue to comply with those requirements. Failure to comply with these requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing or recall or seizure of product. Adverse patient experiences with the product must be reported to the FDA and could result in the imposition of marketing restrictions through labeling changes or market removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

The labeling, advertising, promotion, marketing and distribution of a drug or biologic product also must be in compliance with FDA and Federal Trade Commission, requirements, which include, among others, standards and regulations for off-label promotion, industry sponsored scientific and educational activities, promotional activities involving the internet, and direct-to-consumer advertising. We also will be subject to a variety of federal, state and local regulations relating to the use, handling, storage and disposal of hazardous materials, including chemicals and radioactive and biological materials. In addition, we will be subject to various laws and regulations governing laboratory practices and the experimental use of animals. In each of these areas, as above, the FDA has broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of product approvals, seize or recall products, and deny or withdraw approvals.

We also will be subject to federal regulation by the Occupational Safety and Health Administration and the Environmental Protection Agency and to regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other federal and state regulatory statutes, and may in the future be subject to other federal, state or local regulations.

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

Employees

We currently have only two fulltime employees, Anthony Cataldo, our Chief Executive Officer, and Michael Handelman, our Chief Financial Officer. We also have a part-time Vice President—NCI Research Liaison.

Available Information

We maintain a website at www.genesis-biopharma.com and make available there, free of charge, our periodic reports filed with the Securities and Exchange Commission, or SEC, as soon as is reasonably practicable after filing. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at http:/www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the SEC.

Item 1A.         Risk Factors

The risks described below may not be the only ones relating to our company. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial conditions and future prospects and the trading price of our common stock could be harmed as a result of any of these risks. Investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2011, including our financial statements and related notes, and our other filings from time to time with the Securities and Exchange Commission.

Risks Related To Our Business

Our 7% Senior Unsecured Convertible Notes mature on March 30, 2012, and, therefore, will be in default if we do not repay the notes by that date.

In July 2011, we issued $5,000,000 of our 7% Tranche A Senior Unsecured Convertible Notes and Tranche B Senior Unsecured Convertible Notes (collectively, the “Notes”). The Notes initially matured on November 30, 2011, but the maturity date has been extended several times, most recently to March 30, 2012. Accordingly, as of March 30, 2012, the Notes will be in default if we do not repay them in full by that date. Upon a default, the interest rate on the Notes increases to 15% per annum, and the holders of the Notes have the right to demand that we immediately redeem all of the Notes at a price that is the greater than the outstanding balance of the Notes. In general, the investors may demand that the Notes be redeemed at a price equal to the greater of (i) 125% of the outstanding balance of the Notes, or (ii) an amount based on 135% of the greatest closing sale price of our common stock during the period beginning on the date of default until the redemption demand. No assurance can be given that we will be able to repay the Notes when they become due. The Notes are currently convertible into shares of our common stock at a conversion price of $1.25 per share.

We have a history of operating losses; we expect to continue to incur losses and we may never be profitable.

As of December 31, 2011, we had an accumulated deficit of $27,376,576. In addition, for the fiscal year ended December 31, 2011, we incurred a net loss of $25,694,100, and had a working capital deficiency of $12,825,267. These losses have resulted from costs incurred in our research and development programs, from stock based compensation paid to our executives and consultants, and from our general and administrative costs. Since our inception we have not generated any revenues. We do not expect to achieve any product sales or royalty revenue for at least four years, if ever. We expect to incur significant additional operating losses in the future as we expand development and clinical trial efforts.

Our ability to achieve long-term profitability is dependent upon obtaining regulatory approvals for our products and successfully commercializing our products alone or with third parties. However, our operations may not be profitable even if any of our products under development are commercialized.

We have no experience in operating our current business, which makes it difficult to evaluate our current operations and our business plan.

Until March 2010, we were known as Freight Management Corp., and we were engaged in the development of an internet-based, intelligent online system for business owners, freight forwarders in the shipping/freight industry and export/import industry. In March 2010, we abandoned our plan to engage in the internet-based, freight forwarders’ shipping/freight business, and acquired certain intellectual property related to a proprietary, therapeutic use of anti-CD55+ antibodies for the treatment of cancer and commenced developing biotechnology drugs based on the anti-CD55+ antibodies. In 2011, we decided to terminate the development of products based on the anti-CD+55 antibodies, and decided to enter into our current business. Our business is substantially dependent upon the NIH License Agreement, the CRADA and the manufacturing services agreement with Lonza Walkersville, Inc., all of which we entered into since mid-2011. As a result, we have no operating history in our current line of business, and we have no operating history in that line of business on which a decision to invest in our company can be based. The future of our company currently is dependent upon our ability to implement our new business plan. While we believe that our business plan, if implemented as planned, will make our company successful, we have no operating history against which we can test our plans and assumptions, and investors therefore cannot evaluate the likelihood of our success.

We currently have no revenues, a limited amount of cash available, and will need to raise substantial additional capital to operate our business, without which we will have to curtail or cease operations.

We do not expect to generate any revenues until, and if, we receive approval from the FDA and other regulatory authorities for our product candidates allowing us to sell our products. Our current cash on hand is only sufficient to fund our operations for approximately one month. In addition to our current monthly general and administrative expenses, we are also required to make substantial cash payments under the CRADA, to maintain the patents under the NIH License Agreement, and to fund our development activities under the manufacturing services agreement with Lonza Walkersville, Inc.

It is expensive to develop cell therapies for the treatment of cancer, and to conduct clinical trials for such therapies. We plan to simultaneously conduct clinical trials and preclinical research for the treatment of more than one type of cancer, which is costly. Based on our internal projections, we estimate that we will spend approximately $35 million on the development of Contego until we file an IND. In addition, our development, clinical trial and regulatory expenses will significantly increase thereafter. We do not have sufficient funds to support the expenses of our operations and the conduct of our clinical trials and preclinical research. Therefore, we will need to raise significant amounts of additional capital to fund general and administrative expenses, to continue the research and development of our adoptive cell therapies, and to commercialize our adoptive cell therapies. Our ability to obtain such additional debt or equity funding will depend on a number of factors, including but not limited to the following:

•	our degree of success in developing our adoptive cell therapy products;

•	the rate of progress and cost of our research and development and clinical trial activities;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights;

•	emergence of competing technologies and other adverse market developments; and

•	the cost of developing and establishing the necessary manufacturing processes and facilities.

We have not identified the sources for the additional financing that we will require, and we do not have commitments from any third parties to provide this financing. Certain investors may be unwilling to invest in our securities since we are traded on the OTC Bulletin Board and not on a national securities exchange, particularly if there is only limited trading in our common stock on the OTC Bulletin Board at the time we seek financing. The volume and frequency of such trading has been limited to date. There is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all. These factors, and our ability to meet our obligations from current operations, and the need to raise additional capital to accomplish our objectives, create a substantial doubt about our ability to continue as a going concern.

We may not be able to obtain additional financing on favorable terms or at all. If we are unable to raise additional funds when we need them, we may be required to delay, reduce or eliminate some or all of our development programs and some or all of our clinical trials. If we do not raise additional funds, we may be required to cease all operations and close our company, in which case our stockholders will suffer a total loss on their investment. If we do raise additional funds by issuing equity securities, further dilution to stockholders will result, and new investors could have rights superior to holders of shares issued in this offering. Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the company held by our existing security holders. The amount of this dilution may be substantially increased if the trading price of our common stock has declined at the time of any financing from its current levels.

We will have to hire additional executive officers and employees to operate our business. If we are unable to hire qualified personnel, we may not be able to implement our business plan and if we are unable to do so, the value of our common stock could be reduced.

We currently have only two fulltime employees, Anthony Cataldo, our Chief Executive Officer, and Michael Handelman, our Chief Financial Officer. The loss of the services of one or more of key employees would delay our product development programs and our research and development efforts. We do not maintain key person life insurance on any of our officers, employees or consultants. In order to develop our business in accordance with our business plan, we will have to hire additional qualified personnel. Our future success is highly dependent on our ability to hire and retain key personnel, particularly scientific staff. Competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense. Our future success depends upon our ability to attract, retain and motivate highly skilled employees. In order to commercialize our products successfully, we may be required to expand substantially our workforce, particularly in the areas of manufacturing, clinical trials management, regulatory affairs, business development and sales and marketing. These activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel.

We are subject to extensive regulation, which can be costly, time consuming and subject us to unanticipated delays; even if we obtain regulatory approval for some of our products, those products may still face regulatory difficulties.

All of our potential products, cell processing and manufacturing activities, are subject to comprehensive regulation by the FDA in the United States and by comparable authorities in other countries. The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive and often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. In addition, regulatory agencies may lack experience with our technologies and products, which may lengthen the regulatory review process, increase our development costs and delay or prevent their commercialization.

No adoptive cell therapy using tumor infiltrating lymphocytes has been approved for marketing in the U.S. by the U.S. Food and Drug Administration. Consequently, there is no precedent for the successful commercialization of products based on our technologies. In addition, we have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain timely FDA approvals, if at all. We have not yet sought FDA approval for any adoptive cell therapy product. We will not be able to commercialize any of our potential products until we obtain FDA approval, and so any delay in obtaining, or inability to obtain, FDA approval would harm our business.

If we violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we may be fined, forced to remove a product from the market and experience other adverse consequences including delay, which could materially harm our financial results. Additionally, we may not be able to obtain the labeling claims necessary or desirable for the promotion of our products. We may also be required to undertake post-marketing trials. In addition, if we or others identify side effects after any of our adoptive cell therapies are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our vaccines, additional clinical trials, changes in labeling of our vaccines, and additional marketing applications may be required.

An investigational new drug application must become effective before human clinical trials may commence. The investigational new drug application is automatically effective 30 days after receipt by the FDA, unless before that time the FDA requests an extension to review the application, or raises concerns or questions about the conduct of the trials as outlined in the application. In the latter case, the sponsor of the application and the FDA must resolve any outstanding concerns before clinical trials can proceed. However, the submission of an investigational new drug application may not result in the FDA authorizing us to commence clinical trials in any given case.

Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product. The FDA regulates preclinical studies under a series of regulations called the current Good Laboratory Practices regulations. If the sponsor violates these regulations the FDA, in some cases, may invalidate the studies and require that the sponsor replicate those studies.

Subpart E fast track designation for development of our second line stage IV metastatic melanoma product candidate may not be granted to us, may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. Receipt of Fast Track designation may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw any Fast Track designation at any time. We intend to seek Fast Track designation under Subpart E for our second line therapy for stage IV metastatic melanoma product candidate, but there is no assurance that the FDA will grant this status.

We may take longer to complete our clinical trials than we project, or we may not be able to complete them at all.

Although for planning purposes we project the commencement, continuation and completion of our clinical trials, a number of factors, including scheduling conflicts with participating clinicians and clinical institutions, and difficulties in identifying and enrolling patients who meet trial eligibility criteria, may cause significant delays. We may not commence or complete clinical trials involving any of our products as projected or may not conduct them successfully.

We may rely on academic institutions or clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our products. We will have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. If we fail to commence or complete, or experience delays in, any of our planned clinical trials, our stock price and our ability to conduct our business as currently planned could be harmed.

We rely on our manufacturing partner, Lonza Walkersville, Inc., to manufacture our adoptive cell therapy products for clinical trials. If Lonza fails to commence or complete, or experiences delays in, manufacturing our adoptive cell therapy products, our planned clinical trials will be delayed, which will adversely affect our stock price and our ability to conduct our business as currently planned.

If testing of a particular product does not yield successful results, then we will be unable to commercialize that product.

Our research and development programs are at an early stage. We must demonstrate our products’ safety and efficacy in humans through extensive preclinical and clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our products, including but not limited to the following:

•	safety and efficacy results in various human clinical trials reported in scientific and medical literature may not be indicative of results we obtain in our clinical trials;

•	the results of preclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;

•	after reviewing test results, we or our collaborators may abandon projects that we might previously have believed to be promising;

•	we, our collaborators or regulators, may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks; and

•	the effects our potential products have may not be the desired effects or may include undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if approved.

Clinical testing is very expensive, can take many years, and the outcome is uncertain. A minimum of 24 months will elapse before we learn the results from any clinical trial using our adoptive cell therapy. The data collected from our clinical trials may not be sufficient to support approval by the FDA of Contego, our adoptive cell therapy using tumor infiltrating lymphocytes product candidate for the treatment of Stage IV metastatic melanoma. The clinical trials for our products under development may not be completed on schedule and the FDA may not ultimately approve any of our product candidates for commercial sale. If we fail to adequately demonstrate the safety and efficacy of any product candidate under development, this would delay or prevent regulatory approval, which could prevent us from achieving profitability.

Our research and development plans are to a large extent dependent upon the CRADA. We are currently in default under our payment obligations under the CRADA, which may result in the termination of that agreement at any time.

We expect to conduct a portion of our research and development under the CRADA we entered into with the National Institutes of Health and the National Cancer Institute (NCI). We are obligated to make quarterly payments of $250,000 under the CRADA. Our last quarterly payment was due on March 5, 2012, but we have not yet made that payment. Accordingly, we are currently in default under the CRADA, and the NCI could terminate that agreement at any time. In addition, although the CRADA has a five year term, either party to the CRADA has the right to terminate the CRADA upon 60 days’ notice to the other party. As a result, even if we cure the current payment default, no assurance can be given that the NCI will not terminate the CRADA in the future and that the CRADA will, therefore, remain in effect until we complete our desired research thereunder.

We are required to pay substantial royalties under our license agreement with the NIH, and we must meet certain milestones to maintain our license rights.

Under our license agreement with the NIH for our adoptive cell therapy technologies, we are required to pay substantial royalties to that institution based on our revenues from sales of our products utilizing this technology, and these royalty payments could adversely affect the overall profitability for us of any products that we may seek to commercialize. In order to maintain our license rights under the NIH License Agreement, we will need to meet certain specified milestones, subject to certain cure provisions, in the development of our product candidates. There is no assurance that we will be successful in meeting all of the milestones in the future on a timely basis or at all.

We rely on third parties to perform a variety of functions and have limited manufacturing and cell processing capabilities, which could limit our ability to commercialize our products.

As a result of our strategy to out-source most of our research and development and all of our manufacturing, we rely very heavily on third parties to perform for us or assist us with a variety of important functions, including research and development, manufacturing and clinical trials management. We also license all of our technology from others and, at this time, do not own any intellectual properties or technologies. We have never manufactured our adoptive cell therapy product candidate on any scale, commercial or otherwise, nor has Lonza Walkersville, Inc., our manufacturing company. As a result, we cannot give any assurance that we will be able to manufacture our products at a cost or in quantities necessary to make them commercially viable. We intend to rely upon Lonza Walkersville, Inc. or other third party contract manufacturers to produce large quantities of materials needed for clinical trials and product commercialization. Third party manufacturers may not be able to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical testing may be delayed, thereby delaying the submission of products for regulatory approval or the market introduction and subsequent sales of our products. Any such delay may lower our revenues and potential profitability.

Moreover, we and any third-party manufacturers that we may use must continually adhere to current Good Manufacturing Practices, or cGMP, regulations enforced by the FDA through its facilities inspection program. If our facilities or the facilities of these manufacturers cannot pass a pre-approval plant inspection, the FDA premarket approval of our products will not be granted. In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our products meet applicable specifications and other requirements. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory action.

Because our current product candidates represent and our other future potential product candidates will represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, the market acceptance, third-party reimbursement coverage and the commercial potential of our product candidates.

There is no assurance that the approaches offered by our current product candidates or any future product candidates will gain broad acceptance among doctors or patients or that governmental agencies or third-party medical insurers will be willing to provide reimbursement coverage for proposed product candidates. Moreover, we do not have internal marketing data research resources and are not certain of and have not attempted to independently verify the potential size of the commercial markets for our current product candidates or any future product candidates. Since our current product candidates and any future product candidates will represent new approaches to treating various conditions, it may be difficult, in any event, to accurately estimate the potential revenues from these product candidates. We may spend large amounts of money trying to obtain approval for these product candidates, and never succeed in doing so. We do not yet have sufficient information to reliably estimate what it will cost to commercially manufacture our current product candidates or any future product candidates, and the actual cost to manufacture these products could materially and adversely affect the commercial viability of these products. If we do not successfully develop and commercialize products based upon our approach, we will not become profitable, which would materially and adversely affect the value of our common stock.

If we lose or are unable to secure collaborators, or if our collaborators do not apply adequate resources to their collaboration with us, our product development and potential for profitability may suffer.

We intend to rely on one or more of the research, development, manufacturing, marketing and other commercialization activities relating to some of our products under development. For example, much of our research and development will be effected under the CRADA, under our manufacturing services agreement with Lonza Walkersville, Inc., and on sponsored research agreements with universities and other research institutions. The amount and timing of resources applied by our collaborators to our joint efforts are not within our control.

If any collaborator breaches or terminates its agreement with us, or fails to conduct its collaborative activities in a timely manner, the commercialization of our products under development could be slowed down or blocked completely. It is possible that our collaborators will change their strategic focus, pursue alternative technologies or develop alternative products, either on their own or in collaboration with others, as a means for developing treatments for the diseases targeted by our collaborative programs. The effectiveness of our collaborators in marketing our products will also affect our revenues and earnings.

We intend to continue to enter into new collaborative agreements in the future. However, we may not be able to successfully negotiate any collaborative arrangements. If established, these relationships may not be scientifically or commercially successful. Any collaborations would likely subject us to some or all of the risks described above with respect to any such collaboration. Disputes may arise between us and collaborators, as to a variety of matters, including financial or other obligations under our agreements. These disputes may be both expensive and time-consuming and may result in delays in the development and commercialization of products.

We cannot prevent other companies from licensing the same intellectual properties that we have licensed or from otherwise duplicating our business model and operations.

The intellectual properties that we are using to develop our Contego products were licensed to us by the NIH under the License Agreement. However, the License Agreement is non-exclusive, and any other party could obtain a license for some or all of the licensed intellectual properties that we currently use. In addition, since the National Cancer Institute, MD Anderson Cancer Center, and the H. Lee Moffitt Cancer & Research Institute already use the ACT technology in therapy for the treatment of Stage IV metastatic melanoma, their methods and data are also available to third parties, who may want to enter into our line of business and compete against us. We currently do not own any exclusive rights that could be used to prevent third parties from duplicating our business plan or from otherwise directly competing against us.

If we are unable to protect our proprietary rights, we may not be able to compete effectively or operate profitably.

Our success is dependent in part on maintaining and enforcing the patents and other proprietary rights that we have licensed and may develop, and on our ability to avoid infringing the proprietary rights of others. Patent law relating to the scope of claims in the biotechnology field in which we operate is still evolving and, consequently, patent positions in our industry may not be as strong as in other more well- established fields. Accordingly, the United States Patent and Trademark Office may not issue patents from the patent applications owned by or licensed to us. If issued, the patents may not give us an advantage over competitors with similar technology.

The issuance of a patent is not conclusive as to its validity or enforceability and it is uncertain how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings, such as oppositions, which may be brought in foreign jurisdictions to challenge the validity of a patent. A third party may challenge the validity or enforceability of a patent after its issuance by the Patent Office. It is possible that a competitor may successfully challenge our patents or that a challenge will result in limiting their coverage. Moreover, the cost of litigation to uphold the validity of patents and to prevent infringement can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use our patented invention without payment to us. Moreover, it is possible that competitors may infringe our patents or successfully avoid them through design innovation. To stop these activities we may need to file a lawsuit. These lawsuits are expensive and would consume time and other resources, even if we were successful in stopping the violation of our patent rights. In addition, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of our patents were upheld, a court would refuse to stop the other party on the ground that its activities are not covered by, that is, do not infringe, our patents.

We also rely on unpatented technology, trade secrets and confidential information. Therefore, others may independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our technology. We may not be able to effectively protect our rights in unpatented technology, trade secrets and confidential information. We require each of our employees, consultants and advisors to execute a confidentiality agreement at the commencement of an employment or consulting relationship with us. However, these agreements may not provide effective protection of our information or, in the event of unauthorized use or disclosure, they may not provide adequate remedies.

We will be dependent on third party vendors to design, build, maintain and support our information technology infrastructure and systems.

We intend to rely heavily on third party vendors to design, build, maintain and support our information technology infrastructure and systems, and supply us with data center and bandwidth services. Any inability to design or delay in implementing such information technology infrastructure and systems that are compliant with 21 CFR §11, Sarbanes Oxley Act, FDA, Securities and Exchange Commission, FINRA, Financial Accounting Standards Board and other such regulations, or a disruption in network access or other services provided by these third party vendors, could significantly harm our business. Any financial or other difficulties our third-party vendors face may have negative effects on our business, the nature and extent of which we cannot predict. We will exercise little control over these third party vendors, which increases our vulnerability to any problems associated with the services they provide. We will need to license technology, software, and databases from third parties to facilitate certain aspects of the development of our information technology infrastructure and systems. Any errors, failures, interruptions or delays experienced in connection with these third party technologies and information services could negatively impact our business and could expose us to liabilities to third parties.

We have insufficient capital and will need to raise additional capital to pay the full costs associated with the design and development of our anticipated information technology infrastructure and systems as well as pay for any unexpected cost increases. As a result, we could experience delays in our ability to complete the design of our information technology infrastructure and systems, which in turn could delay our ability to obtain FDA approval for Contego.

The use of our technologies could potentially conflict with the rights of others.

Our potential competitors or others may have or acquire patent rights that they could enforce against us. If they do so, then we may be required to alter our products, pay licensing fees or cease activities. If our products conflict with patent rights of others, third parties could bring legal actions against us or our collaborators, licensees, suppliers or customers, claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. We may not prevail in any legal action and a required license under the patent may not be available on acceptable terms or at all.

We have not conducted a “freedom to operate” investigation for Contego. As a result, we do not know if we can develop, test or commercialize Contego without infringing valid intellectual property rights of others.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial. Some of our competitors may be better able to sustain the costs of complex patent litigation because they have substantially greater resources. If there is litigation against us, we may not be able to continue our operations.

Should third parties file patent applications, or be issued patents claiming technology also used or claimed by us, we may be required to participate in interference proceedings in the United States Patent and Trademark Office to determine priority of invention. We may be required to participate in interference proceedings involving our issued patents and pending applications. We may be required to cease using the technology or to license rights from prevailing third parties as a result of an unfavorable outcome in an interference proceeding. A prevailing party in that case may not offer us a license on commercially acceptable terms.

We are exposed to potential product liability claims, and insurance against these claims may not be available to us at a reasonable rate in the future.

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. We do not have clinical trial insurance coverage, but we intend to obtain such liability coverage in the future. However, such insurance coverage may not be available to us at an acceptable cost, if at all. We may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise. Regardless of merit or eventual outcome, liability claims may result in decreased demand for a product, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues. Thus, whether or not we are insured, a liability claim or product recall may result in losses that could be material.

Competition in the field of cancer therapy is intense and many of our competitors have substantially greater managerial resources than we have.

Competition in the field of cancer therapy is intense and is accentuated by the rapid pace of technological development. Research and discoveries by others may result in breakthroughs which may render our products obsolete even before they generate any revenue. There are products currently under development by others that could compete with the products that we are developing. Many of our potential competitors have substantially greater research and development capabilities and manufacturing, marketing, financial and managerial resources than we do. Our competitors may:

•	develop safer or more effective immunotherapeutics and other therapeutic products;

•	reach the market more rapidly, reducing the potential sales of our products; or

•	establish superior proprietary positions.

Although no other companies currently commercially provide a ready-to-infuse adoptive cell therapy product that competes with Contego in our proposed market, we are subject to significant competition from pharmaceutical and biotechnology companies, academic and research institutions, and government or other publicly-funded agencies that are pursuing the development of therapeutic products and technologies that are substantially similar to our proposed therapeutic products and technologies, or that otherwise address the indications we are pursuing. Our most significant competitors include major biotechnology companies such as Genentech, Amgen, Genzyme, Gilead Sciences, and Biogen Idec, and major pharmaceutical companies such as Merck, Pfizer, Sanofi-Aventis, Novartis, Johnson & Johnson, and Eli Lilly.  All of these companies, and most of our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources, and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the United States and internationally.

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

We anticipate that we will face increased competition in the future as new companies enter our markets and as scientific developments surrounding immunotherapy and other cancer therapies continue to accelerate. If our product candidates receive marketing approval but cannot compete effectively in the marketplace, our profitability and financial position would suffer.

We must expand our operations to commercialize our products, which we may not be able to do.

We will need to expand and effectively manage our operations and facilities to successfully pursue and complete future research, development and commercialization efforts. To grow we will need to add personnel and expand our capabilities, which may strain our existing managerial, operational, financial and other resources. To compete effectively and manage our growth, we must:

•	train, manage and motivate our future employees;

•	accurately forecast demand for our products; and

•	acquire and maintain sufficient operational, financial and management information systems.

If we fail to manage our growth effectively, our product development and commercialization efforts could be curtailed or delayed.

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

Our existing directors, executive officers and principal stockholders hold a substantial amount of our common stock and may be able to prevent other stockholders from influencing significant corporate decisions.

As of March 27, 2012, our officers, directors and two largest stockholders beneficially owned approximately 22.2% of our outstanding common stock. These stockholders, if they act together, may be able to direct the outcome of matters presented to our stockholders, including the election of our directors and other corporate actions such as:

•	our merger with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our articles of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

Our securities are quoted on the OTC Bulletin Board, which may limit the liquidity and price of our securities more than if our securities were quoted or listed on or a national securities exchange.

Our securities are currently quoted on the OTC Bulletin Board. Quotation of our securities on the OTC Bulletin Board may limit the liquidity and price of our securities more than if our securities were quoted or listed on a national securities exchange. Some investors may perceive our securities to be less attractive because they are traded in the over-the-counter market. In addition, as an OTC Bulletin Board listed company, we do not attract the extensive analyst coverage that accompanies companies listed on a national securities exchange. Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded in the over-the-counter market. These factors may have an adverse impact on the trading and price of our securities.

The conversion price and exercise price adjustment provisions of our outstanding convertible notes could result in substantial additional dilution for future stock issuances, which will result in additional dilution to our existing stockholders.

The common stock purchase warrants (the “Note Warrants”) that we issued in July 2011 (as recently amended) now provide that, in addition to adjustments for issuances below the exercise price then in effect and customary adjustments in the event of a stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction involving this company’s common stock, if at any time we consummate one or more equity financings (each, a “Qualified Offering”), or if we issue securities to any consultants, officers, directors, employees or third parties (“Other Parties”), for a price per share that is below the closing sale price of our stock on the date of issuance, the “Exercise Price” of the Note Warrants shall be adjusted to the lesser of (i) $1.25 and (ii) 75% of the purchase price per share of common stock payable by the investors in such Qualified Offering or by such Other Parties. In addition, until July 27, 2013, issuances, or deemed issuances of shares (other than issuances in a Qualified Offering) at a purchase price less than the exercise price of the Note Warrants then in effect (currently, the exercise price is $1.25), the exercise price will be reduced to the purchase price in such subsequent offering. In case any rights, warrants or options to subscribe for or purchase shares of common stock or convertible securities are sold with shares of common stock in one integrated transaction, the purchase price per share deemed to have been paid for the common stock shall equal the amount paid per share of common stock in the Qualified Offering minus the value of such right, option, warrant (which value is determined using the Black-Scholes model). Upon each such adjustment of the exercise price of the Note Warrants, the number of shares issuable under each Note Warrant shall be proportionally increased. As a result, if we issue any securities in the future that trigger the foregoing adjustment provisions, the number of shares of common stock that can be purchased under the Note Warrants will increase, and the price at which those shares can be purchased will decrease.

In February 2012, we sold 250,000 shares of our common stock and a five-year warrant to purchase 250,000 shares to a single accredited investor for $250,000. On the date of the foregoing sale, the closing sale price of our stock was above $1.00 per share and, therefore, such sale would have triggered the foregoing conversion and exercise price adjustments and would have significantly reduced the conversion price of the Notes and the exercise price of the accompanying warrants. However, the holders of the Notes waived the conversion and exercise price adjustments with respect to the $250,000 sale of common stock and warrants. No assurance can be given that the holders of the Notes will waive any future sale that triggers the conversion and exercise price adjustment provisions.

Certain of the outstanding warrants that we issued in 2010 and 2011 contain re-set provisions that state that, if the conversion price or exercise price of our convertible securities, options or warrants is lowered to a price below the exercise price of the 2010 and 2011 warrants, then the exercise price of the 2010 and 2011 warrants will be reduced to the new, lower price of the other convertible securities, options or warrants. Accordingly, in the event that the Exercise Price of the Note Warrants is reduced to a price below the current exercise price of the 2010 and 2011 warrants ($1.25), then the exercise price of those warrants will also be reduced (and the number of shares that can be purchased under those warrants will increase).

Any such adjustment to the exercise price of the Note Warrants or the 2010 and 2011 warrants will result in further dilution to our existing stockholders.

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

You may experience future dilution as a result of future equity offerings or other equity issuances.

We will have to raise substantial amounts of additional capital in the future. To raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock. We cannot assure you that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by investors in this offering. The price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share in this offering.

Our outstanding options and warrants and the availability for resale of the underlying shares may adversely affect the trading price of our common stock.

As of March 27, 2012, there were outstanding stock options to purchase approximately 9.3 million shares of our common stock at a weighted-average exercise price of $1.085 per share and outstanding warrants to purchase approximately 9.9 million shares of common stock at a weighted-average exercise price of $1.22 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding options and warrants will also dilute the ownership interests of our existing stockholders.

We have registered with the SEC a total of 10,608,000 shares of common stock issuable upon conversion our 7% senior convertible notes and upon exercise of our five year warrants for resale by the holders of those securities. The availability of these shares for public resale, as well as actual resales of these shares, could adversely affect the trading price of our common stock.

Our internal controls over financial reporting may not be effective, which could have a significant and adverse effect on our business.

As a public reporting company, we are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002, which requires our management to assess and report on our internal controls over financial reporting. For the year ended December 31, 2011, our management identified two material weaknesses in our internal controls over financial reporting and, therefore, determined that our internal controls over financial reporting were not adequate. While we are attempting to remedy the internal control weaknesses, we may not be able to adequate correct the issues, and other future material weaknesses in our internal controls may arise. Material weaknesses in our internal controls could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price, and subject us to sanctions or investigation by regulatory authorities.

Item 1B.          Unresolved Staff Comments

None.

Item 2.           Properties

We currently maintain a small corporate office 11500 Olympic Blvd., Suite 400, Los Angeles, California 90064 on a month to month basis. Our monthly rent at our corporate office is $100. We also rent an office in Westwood, California, from Theorem Group, LLC (“Theorem”), and have the right to use certain other office facilities pursuant to an unwritten month-to-month facilities sharing arrangement with Theorem Group, LLC. Under this facilities sharing arrangement, we rent an office (which is principally used by our Chief Financial Officer), and have the right to use Theorem’s other office facilities and services (including the conference rooms, telecommunications equipment, parking and office staff) for $5,000 per month. As of February 29, 2012, Theorem beneficially owned approximately 9.9% of our common stock. Since we intend to outsource substantially all of our clinical development work to contract research and manufacturing providers, we do not have any laboratory facilities. We do not own or lease any other real property.

Item 3.           Legal Proceedings.

We are not a party to any material legal proceedings. While we may become involved in various lawsuits and legal proceedings from time to time arising in the ordinary course of business, we are unaware of any material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 4.           Mine Safety Disclosures.

Not Applicable.

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

YEAR	PERIOD	HIGH	LOW
Fiscal Year 2011	Fourth Quarter	$1.37	$0.80
	Third Quarter	1.50	0.82
	Second Quarter	1.59	1.11
	First Quarter	1.26	1.10

Fiscal Year 2010	Fourth Quarter	$1.25	$0.96
	Third Quarter	1.24	1.02
	Second Quarter	1.25	0.25

Stockholders

As of March 27, 2012, there were approximately 559 holders of our Common Stock, including non-objecting beneficial holders. The transfer agent for our common stock is Corporate Stock Transfer, Inc., located at 3200 Cherry Creek South Drive, Suite 430, Denver, Colorado 80209.

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

Equity Compensation Plan Information

See Part III, Item 11 of this Annual Report on Form 10-K for information regarding securities authorized for issuance under our equity compensation plans.

Comparison of Cumulative Total Returns

The following line graph presentation compares the cumulative total stockholder returns of the Company with The NASDAQ Composite Index and the NASDAQ Pharmaceutical Index (the “Peer Index”) for the twenty two month period from March 15, 2010, the first day our stock was traded on the OTC Bulletin Board, to December 31, 2011. The graph and table assume that $100 was invested in each of the Company’s common stock, the NASDAQ Composite Index and the Peer Index on March 15, 2010, and that all dividends were reinvested. This data was furnished by Zacks Investment Research.

26

	2010				2011
	3/31	6/30	9/30	12/31	3/31	6/30	9/30	12/31

Genesis Biopharma, Inc.	20.00	81.60	88.00	100.00	101.60	112.00	100.00	84.00

NASDAQ Composite	101.53	89.53	100.83	113.27	118.99	118.95	103.85	112.37

NASDAQ Pharmaceuticals	104.65	89.69	98.73	104.13	109.36	116.48	100.87	111.58

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the three-month period ended December 31, 2011 that were not previously reported in a Current Report on Form 8-K, other than certain stock option grants made pursuant to our 2011 Equity Incentive Plan.

Repurchase of Shares

We did not repurchase any shares during the fourth quarter of the fiscal year covered by this report.

Item 6.           Selected Financial Data

General

The following selected financial data are derived from our audited financial statements. Our financial statements for 2011 and 2010 have been audited by Weinberg & Company, P.A., our independent registered public accounting firm. These historical results do not necessarily indicate future results. When you read this data, it is important that you also read our financial statements and related notes, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of this Annual Report.

	Years Ended December 31,				Period Sept. 17 (Inception) to Dec. 31,
	2011	2010	2009	2008	2007
Statement of Operations Data:
Total revenues	$—	$—	$—	$—	$—
Operating expenses	$21,218,318	$815,413	$15,772	$57,140	$1,576

Net loss applicable to common stockholders	$(25,694,100)	$(1,607,988)	$(15,772)	$(57,140)	$(1,576)
Basic and diluted (loss) per share applicable to common stock	$(0.34)	$(0.02)	$—	$(0.01)	$—

	December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$510,217	$1,292,469	$8,257	$2,905	$60,208
Long Term Obligations	$—	$—	$—	$—	$—
Total assets	$568,430	$1,460,952	$9,632	$5,612	$64,247
Total stockholders’ equity (deficiency)	$(12,780,918)	$638,085	$(13,488)	$2,284	$59,424

Factors Affecting Comparability

We were incorporated on September 17, 2007. Until March 2010 our goal was to engage in the development of an internet-based, intelligent online system for business owners and freight forwarders in the shipping/freight industry and export/import industry. However, we never engaged in the online freight business, and were an inactive company until March 15, 2010.

On March 15, 2010, we acquired certain assets and technologies related to the development and commercialization of biotechnology drugs, and then commenced developing anti-cancer drugs based primarily on the anti-CD55+ antibody (the “Anti-CD55+ Antibody Program”). In order to develop our newly acquired technologies, on September 1, 2010, we entered into a research agreement with the University of Nottingham, England, through which we commenced preclinical research on a prospective therapeutic antibody (anti-CD55+ antibody) directed against expression of complement decay-accelerating factor CD55 protein which in humans is encoded by the CD55 gene. However, test results we received in mid-2011 from the University of Nottingham failed to meet the pre-clinical development endpoints. Accordingly, based on these test results and on a further evaluation of the anti-CD55+ technology, in mid-2011 our Board of Directors determined that it was in the best interests of this company to end our development efforts for the Anti-CD55+ Antibody Program and to pursue the development of a new product candidate we refer to as Contego™. Accordingly, since mid-2011 we have not been pursuing the Anti-CD55+ Antibody Program and have, instead, been engaged in our current line of business. Our new operations have required us to engage additional officers, employees, advisors and consultants, and to enter into significant licensing, manufacturing and research and development agreements.

As indicted above, since our formation, we have been involved in three separate lines of business with three different business models. As a result, the financial results of each of these three different activities during each of the past three years should not be compared, and the financial results of the prior operations are not indicative of our current activities and our proposed business.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Background on the Company and Recent Change in Strategic Focus

Until March 2010, we were known as Freight Management Corp., and we were engaged in the development of an internet-based, intelligent online system for business owners, freight forwarders in the shipping/freight industry and export/import industry. We were unable to develop this business and never generated any revenues from those proposed operations and thus determined to discontinue such business.

On March 15, 2010, we entered the biopharmaceutical business when we acquired the rights, title and interest to certain assets, including certain patents, patent applications, materials, and know-how, related to the development and commercialization of biotechnology drugs, and then commenced developing anti-cancer drugs based primarily on anti-CD55+ antibodies (the “Anti-CD55+ Antibody Program”). We engaged the University of Nottingham to conduct our research and development. Although we initially believed that the proposed anti-CD55+ therapies that we were attempting to develop had significant commercial potential, test results received in mid-2011 from the studies performed for us by the University of Nottingham failed to meet the pre-clinical development endpoints. Accordingly, in 2011 we decided to (i) end our development efforts for the anti-CD55+ technology, and (ii) pursue the development of a new ready-to-infuse adoptive cell therapy product candidate we refer to as Contego™.

On October 5, 2011 we licensed the rights to the adoptive cell therapy from the National Institute of Health and to a manufacturing process for Contego (initially for Stage IV metastatic melanoma) that we intend to develop to enable us to make the adoptive cell therapy available to a larger number of patients. The license agreement required us to pay the NIH approximately $723,000 of upfront licensing fees and expense reimbursements in 2011. In addition, we will have to pay royalties of six percent (6%) of net sales (subject to certain annual minimum royalty payments), a percentage of revenues from sublicensing arrangements, and lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications. We also have to make certain benchmark payments to the NIH based on the development and commercial release of licensed products using the technology underlying the License Agreement. If we achieve all benchmarks for metastatic melanoma, up to and including the product’s first commercial sale in the United States, the total amount of such benchmark payments will be $6,050,000 for the melanoma indication. The benchmark payments for the other three indications, if all benchmarks are achieved, will be $6,050,000 for ovarian cancer, $12,100,000 for breast cancer, and $12,100,000 for colorectal cancer. Accordingly, if we achieve all benchmarks for all four licensed indications, the aggregate amount of benchmark royalty payments that we will have to make to NIH will be $36,300,000.

In order to develop the adoptive cell immunotherapies we licensed from the NIH, effective August 5, 2011, we signed a Cooperative Research and Development Agreement (“CRADA”) with the NIH and the National Cancer Institute (“NCI”). Under the terms of the CRADA, we are required to provide $1,000,000 per year (in quarterly installments of $250,000) to support research activities thereunder and to pay for supplies and travel expenses. We paid the two $250,000 quarterly installments due in September 2011 and December 2011. However, as of the date of this Annual Report, we have not paid the $250,000 installment that was due on March 5, 2011. Accordingly, unless we cure this default, the NIH will have the right to terminate the CRADA.

In December 2011, we entered into a five-year Manufacturing Services Agreement with Lonza Walkersville, Inc. under which Lonza agreed to manufacture, package, ship and handle quality assurance and quality control of our Contego autologous cell therapy products. All of Lonza Walkersville’s services will be provided under separate statements of work that we have agreed to enter into, from time to time, with Lonza Walkersville, Inc. In 2011, we paid Lonza a total of $500,000.

Results of Operations

Revenues

We have not generated any revenues since the inception of this company. As a development stage company that is currently engaged in the development of therapeutics to fight cancer, we have not yet generated any revenues from our biopharmaceutical business. We currently do not anticipate that we will generate any revenues during 2012 from the sale or licensing of any products. In addition, we have also not generated any revenues from our prior business plans.

Costs and expenses

Operating Expenses. Operating expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. Our operating expenses were $19,303,000, $644,000 and $16,000 for the fiscal years ended December 31, 2011 (“fiscal 2011”), 2010 (“fiscal 2010”) and 2009 (“fiscal 2009”), respectively.

Our operating expenses in fiscal 2011 increased by $18,659,000 compared to fiscal 2010 primarily as a result of the non-cash compensation we paid in fiscal 2011 to our two new executive officers, our consultants, and our advisors. In fiscal 2010 we only had two part-time officers, and our operations were limited. In fiscal 2011, we changed our business as we started our new Contego line of business. In connection with the change in our business focus, we hired two full-time executives and retained a consulting firm to assist us with the acquisition and development of our intellectual properties. In addition, we expanded the size of our Board of Directors and established a scientific advisory board. Most of the compensation paid to our officers, directors, consultants and advisors was paid in securities rather than in cash. The total amount of such non-cash compensation we paid in fiscal 2011 was $14,608,000. In addition, in fiscal 2011 our legal, accounting and other professional fees increased substantially due to the filing of a registration statement, the various financings that we were involved in, and the regulatory related activities of our new business.

Our operating expenses increased to $644,000 for the fiscal year ended December 31, 2010 from only $15,772 for the year ended December 31, 2009 due to the expenses we incurred following our change to become a biopharmaceutical company in March 2010. Prior to March 15, 2010, we were an inactive company with few expenses. Following the acquisition of our biopharmaceutical assets on March 15, 2010, we increased our business activities, which resulted in an increase in general and administrative expenses. These additional expenses include rent, professional fees, salaries, and the fees and expenses related to the company’s SEC filings.

Research and Development. Research and development costs were $1,755,561 for the year ended December 31, 2011, as compared to $171,000 in fiscal 2010. No research and development costs were incurred in fiscal 2009. Research and development expenses in fiscal 2011 include $500,000 that we paid under the CRADA with the National Institutes of Health, $723,000 we paid to the NIH under the License Agreement, and $500,000 we paid on the process development and scale-up consulting agreement with Lonza Walkersville relating to Cōntego.

Impairment of intangible asset. In 2011 decided to, and in February 2012 did terminate the Anti-CD55+ Antibody Program and the CRT License Agreement. In connection with the termination of the CRT License Agreement, we will have to return to the CRT all rights to the anti-CD55+ related patents and patent applications that were licensed and transferred to us by the CRT. The $160,000 impairment expense represents that value we wrote off related to the return of these intangible assets to the CRT.

Other income (expense)

Change in fair value of derivative liability. During the year ended December 31, 2011, we recorded a gain as a result of a decrease in the fair market value of outstanding warrants of $1,596,035. During the year ended December 31, 2010, we recorded a loss as a result of an increase in the fair market value of those warrants of $229,227. The increase is the result of the increase in the amount of warrants issued during fiscal 2011, primarily in connection with the issuance of the Notes. Because no warrants were outstanding in fiscal 2009, no such costs or gains were recognized in the 2009 period.

Interest expense. Interest expense represents the amount of interest that accrued on the Notes during fiscal 2011. Since the Notes were not outstanding in either fiscal 2010 or 2009, no interest expense as incurred during those years.

Amortization of discount on convertible notes. During the year ended December 31, 2011 we recorded a valuation discount of $5,000,000 upon issuance of our $5,000,000 7% Tranche A Senior Unsecured Convertible Notes and Tranche B Senior Unsecured Convertible Notes (collectively, the “Notes”) and the associated warrants to purchase 4,000,000 shares of our common stock. The total discount to the Notes of $5,000,000 was amortized over the term of the Notes, from July 26, 2011 through the original maturity date of November 30, 2011 and recorded as an expense. There were no such costs in 2010 or 2009.

Private placement costs. During the year ended December 31, 2011, we incurred total private placement costs of $920,000, which included $535,000 of non-cash costs relating to a derivative liability upon issuance of our convertible notes and warrants and closing costs of $385,000. During the year ended December 31, 2010, we incurred total private placement costs of $563,000 of non-cash costs relating to a derivative liability upon issuance of shares of the Company’s common stock.

Net Loss

We had a net loss of $25,694,100, $1,607,988 and $15,772 for the years ended December 31, 2011, 2010 and 2009, respectively. Our net loss for fiscal 2011 mainly increased compared to fiscal 2010 due to the significant non-cash charges that included noncash compensation charges of $12,044,393 related to the issuance of equity instruments, amortization of debt discount on our convertible notes of $5,000,000, and the recording of a derivative liability of $2,563,647 upon the issuance of our warrants. These costs were offset by a change in the fair value of our derivative liability of $1,596,035. In addition, we experienced an overall increase in general and administrative expenses.

Similarly, our net loss for fiscal 2010 increased compared to fiscal 2009 because we had no revenues, and our general and administrative expenses increased substantially. As we are a development stage company and do not expect to earn significant revenues during the next fiscal year, we expect to continue to incur net losses, and we expect those losses to increase during the 2012 fiscal year as we incur significant expenses to develop our products.

Liquidity and Capital Resources

As of December 31, 2011, we had a working capital deficiency of $4,887,000 (excluding our derivative liability of $7,938,000), compared to working capital of $1,271,000 (excluding our derivative liability of $792,000) as of December 31, 2010 and a working capital deficiency of $15,000 as of December 31, 2009. In addition, as described below, the Notes will mature and become due and payable on March 30, 2012. Accordingly, as of March 30, 2012, the Notes will be in default if we do not repay them in full by that date. We currently do not have sufficient funds to repay the Notes on the foregoing maturity date. Although the holders of the Notes have, to date, granted us several extensions on the maturity date, no assurance can be given that we will obtain further extensions, or that we will be able to repay the Notes by such other subsequent maturity dates.

All of our capital resources during fiscal 2011 were derived through the sale of convertible debt and equity securities. No assurance can be given that we will have access to the capital markets in future, or that financing will be available to us on acceptable terms to satisfy the future and on-going cash requirements that we need to implement our business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse affect on our results of operations and financial condition, and could severely threaten our ability to continue as a going concern.

As shown in the accompanying financial statements, we incurred a net loss of $25,694,100 for the year ended December 31, 2011. Our current liabilities exceeded current assets by $4,887,474 (excluding our derivative liability of $7,937,793) at December 31, 2011 and negative cash flow from operating activities for the year ended December 31, 2011 was $6,189,199. These factors, and our ability to meet our obligations from current operations, and the need to raise additional capital to accomplish our objectives, create a substantial doubt about our ability to continue as a going concern.

We currently do not have sufficient capital on hand to fund our anticipated on-going operating expenses, and we do not have any bank credit lines or other sources of capital. Accordingly, we will have to obtain additional debt or equity funding in the near future in order to continue our operations. We have not yet identified, and cannot be sure that we will be able to obtain any additional funding from either of these sources, or that the terms under which we may be able to obtain such funding will be beneficial to us or our stockholders.

Net cash used in operating activities was $6,189,199 for the year ended December 31, 2011 (based on a net loss of $25,694,100) compared to net cash used in operating activities of $620,805 for the year ended December 31, 2010 (based on a net loss of $1,607,988). The increase in net cash used in operating activities was primarily due to significantly increased operating activities in fiscal 2011 compared to the prior years and, as a result, to the larger net loss in fiscal 2011. Cash used in operating activities included the payment of $723,000 to the NIH in early December 2011, the $500,000 payment to Lonza in December 2011, $500,000 paid pursuant to the CRADA, and $2,103,719 that was paid to our officers and consultants in cash. Net cash used in operating activities was, however, significantly less than the our net loss of $25,694,000 due to non-cash expenses, including $8,010,000 of common stock paid to an officer for services, $498,000 of other services paid in shares of common stock, $1,793,904 fair value of vested stock options and warrants, $2,563,647 fair value of derivative liability recorded upon issuance of warrants, $498,452 of common stock issued for services and $1,742,037 fair value of common stock transferred to officer and director and $5,000,000 of amortization of discounts on our convertible notes.

Net cash provided by financing activities was $5,488,000 for the year ended December 31, 2011, compared to $1,905,017 for the year ended December 31, 2010. The increase was primarily due to $5,000,000 of Notes (excluding related costs) that we issued in July 2011.

Since our inception, we have funded our operations primarily through private sales of equity securities and convertible loans. In 2010, we raised a total of $1,945,000 from the sale of our common stock (including warrants). In 2011, we raised a total of $895,000 from the sale of 850,000 shares of our common stock and five-year Class “C” Warrants to purchase 850,000 shares that exercisable at $1.25 per share.

In a private placement that closed on July 27, 2011, we raised gross proceeds of $5,000,000 from the sale of the Notes and five year warrants (the “Note Warrants”) to purchase 4,000,000 shares of our common stock. The Notes were initially convertible at $1.25 per share, and the Warrants are initially exercisable at $1.25 per share, subject in both cases to anti-dilution adjustments for issuances below the exercise price then in effect and customary adjustments in the event of stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction involving this company’s common stock. One-half of the gross proceeds of the $5,000,000 Note Offering (i.e. $2,500,000) was released to us at the closing, and the balance of the proceeds were held in escrow. The second tranche of $2,500,000 was released on October 5, 2011 following the signing of worldwide nonexclusive license with the NIH for the rights to certain intellectual property owned by the United States Government related to tumor infiltrating lymphocytes and T-cell technologies.

The Notes initially were to mature November 30, 2011. The Notes have been amended seven prior times to extend the maturity date of the Notes, most recently to March 30, 2012 (effective March 13, 2012, we entered into Amendment No. 7 to Tranche A Senior Unsecured Convertible Notes and Tranche B Senior Unsecured Convertible Notes with the holders of the Notes to further extend the maturity date to March 30, 2012).

As of the date of this Annual Report, we do not have sufficient funds to repay the Notes on their current maturity date. As a result, unless the Note holders elect to convert their Notes or unless we either obtain at least $5,000,000 of new funding by the maturity date of the Notes or obtain an extension of the maturity date of the Notes, we will be in default on our payment obligations under the Notes. Upon a default, the interest rate on the Notes increases to 15% per annum, and the holders of the Notes have the right to demand that we immediately redeem all of the Notes at a price that is the greater than the outstanding balance of the Notes. In general, the investors may demand that the Notes be redeemed at a price equal to the greater of (i) 125% of the outstanding balance of the Notes, or (ii) an amount based on 135% of the greatest closing sale price of our common stock during the period beginning on the date of default until the redemption demand. A default will also permit the holders of the Notes to pursue collection actions against us.

Furthermore, even if the holders of the Notes were to agree to extend the maturity date of the Notes, based on our internally prepared budget, our current financial resources are only sufficient to fund our operations through the middle of April 2012. Our current cash position will be further reduced by the next $250,000 quarterly installment that we are required to pay under the CRADA, which was due March 5, 2012 and, therefore, is currently overdue and in default. In addition, we received an invoice in the amount of $684,183 from the NIH, which amount is due by May 26, 2012.  Finally, in order to develop our Cōntego™ program in accordance with our business plan and our agreement with the NIH we believe that we would have to spend in excess of $35 million during the next twelve months. Accordingly, in order to operate our business, we have to obtain substantial additional proceeds in the near future.

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

Intangible Assets

We record intangible assets in accordance with guidance of the FASB. Intangible assets consist mostly of intellectual property rights that were acquired from an affiliated entity and recorded at their historical cost and are being amortized over a three years life. We review intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If the carrying value of the assets is determined not to be recoverable, we record an impairment loss equal to the excess of the carrying value over the fair value of the assets. Our estimate of fair value is based on the best information available. If the estimate of an intangible asset’s remaining useful life is changed, we amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

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

Derivative Financial Instruments

We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For stock-based derivative financial instruments, we use both a weighted average Black-Scholes-Merton and Binomial option pricing models to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recent Accounting Pronouncements

In May 2011, the FASB issued updated accounting guidance which amends the disclosure of fair value measurements to help achieve common fair value measurement and disclosure requirements in generally accepted accounting principles for the United States and in international financial reporting standards. This new guidance does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The updated standard is effective for interim and annual periods beginning after December 15, 2011. We will adopt the new standard as required. The updated guidance will affect our fair value disclosures, but will not affect our results of operations, financial condition or liquidity.

In June 2011, the FASB issued new accounting guidance regarding the presentation of comprehensive income. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is effective for interim and annual periods beginning after December 15, 2011. We will adopt the new standard as required. The new guidance will have no affect on our results of operations, financial condition or liquidity.

In September 2011, the FASB issued updated accounting guidance related to testing goodwill for impairment. This updated guidance simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process. The new guidance also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We are currently evaluating the affects adoption of this new standard may have on our goodwill impairment testing.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

Contractual Obligations

We acquire assets still in development and enter into research and development arrangements with third parties that often require milestone and royalty payments to the third party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the arrangement, we may have to make royalty payments based upon a percentage of the sales of the pharmaceutical product in the event that regulatory approval for marketing is obtained. Because of the contingent nature of these milestone payments, they are not included in the table of contractual obligations.

These arrangements may be material individually, and in the event that milestones for multiple products covered by these arrangements were reached in the same period, the aggregate charge to expense could be material to the results of operations in any one period. In addition, these arrangements often give us the discretion to unilaterally terminate development of the product, which would allow us to avoid making the contingent payments.

Our current contractual obligations as of December 31, 2011 that will require future cash payments are as follows:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Long-Term Debt Obligations
Capital Lease Obligations
NIH obligations	$135,000	$20,000	$40,000	$40,000	$35,000
CRADA obligations	$4,500,000	$1,000,000	$2,000,000	$1,500,000	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP
Total	$4,635,000	$1,020,000	$2,040,000	$1,540,000	$35,000

Off-Balance Sheet Arrangements

At December 31, 2011, we had no obligations that would require disclosure as off-balance sheet arrangements.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal; we do not enter into any instruments for trading purposes. Due to the nature of our marketable securities, we believe that we are not exposed to any material market risk. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the year ended December 31, 2011, it would not have had a material effect on our results of operations or cash flows for that period.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the rules promulgated by the SEC, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

In connection with the preparation of this Annual Report on Form 10-K, we completed an evaluation, as of December 31, 2011, under the supervision of and with participation from this company’s management, including the current Chief Executive and Chief Financial Officers, as to the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, management concluded that as of December 31, 2011, our disclosure controls and procedures were not effective because of the material weaknesses described below under Management’s Report on Internal Control over Financial Reporting .

In light of the material weaknesses described below, additional analyses and other procedures were performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with GAAP. These measures included expanded year-end closing procedures, the dedication of significant internal resources and external consultant to scrutinize account analyses and reconciliations and management’s own internal reviews and efforts to remediate the material weaknesses in internal control over financial reporting described below. As a result of these measures, management concluded that this company’s consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, this company’s financial position, results of operations and cash flows as of the dates, and for the periods, presented in conformity with GAAP.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP.

This company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized use, acquisition, or disposition of this company’s assets that could have a material effect on the consolidated financial statements.

In making its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, management used the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on the criteria established by COSO, management identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2011:

a.	The Company did not maintain an effective financial reporting organizational structure to support the complexity and operating activities of the Company resulting in a weakness in internal controls related to the financial statement closing process. Furthermore, the Company does not have a formalized and consistent finance and accounting policies and procedures; and

b.	The Company did not have effective corporate governance and financial controls to ensure the completeness and accuracy of the accounting for, and the disclosure of, issuance of the Company’s securities such as shares of common stock, options and warrants.

The foregoing material weaknesses contributed to a delay in the filing of the Company’s quarterly and annual financial statements to the SEC. In addition, these material weaknesses could result in misstatements of the Company’s consolidated financial statement accounts and disclosures which would result in a material misstatement of future annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

As a result of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework , issued by the COSO.

The Company’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2011 has been audited by Weinberg and Company, P.A., an independent registered public accounting firm, as stated in their report which appears herein.

Management's Further Remediation Initiatives and Interim Measures

In response to the identified material weaknesses, the Company has dedicated significant resources to improve its control environment. Management believes that actions taken beginning in December 2011, along with other improvements not yet fully implemented, will address the material weaknesses in the Company’s internal control over financial reporting noted above. Company management plans to continue to review and make changes to the overall design of its control environment, including the roles and responsibilities within the organization and reporting structure, as well as policies and procedures to improve the overall internal control over financial reporting. In particular, the Company has implemented, or plans to implement, the measures described below to remediate the material weaknesses described above.

•	The Company is implementing and/or enhancing a number of key accounting and finance-related policies and procedures, including with respect to our financial closing process, disbursements, treasury and stockholders’ equity. Furthermore, the Company is improving its existing internal control policies and implementing procedures to ensure that all required account balances are appropriately reconciled in a timely manner and that journal entries are properly prepared and approved.

•	The Company will enhance and properly define the equity award policy and responsibilities of the Company’s Board of Directors and the Compensation Committee in its oversight of the Company’s practices and administration of equity awards.

•	The Company retained and intends to continue to retain the services of outside consultants with relevant accounting experience, skills and knowledge, working under the supervision and direction of the Company’s management, to supplement the Company’s existing accounting personnel in anticipation of increased business activity in fiscal 2012.

The Company expects that these improvements and procedures will be substantially implemented by December 31, 2012 and intends to continue to monitor the effectiveness of these actions and will make changes that management determines appropriate.

Inherent Limitations on Effectiveness of Controls.

Internal control over financial reporting may not prevent or detect all errors and all fraud. Also, projections of any evaluation of effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.           Other Information

None.

PART III

Item 10.           Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning our current executive officers and directors:

Name	Age	Position
Anthony Cataldo	61	Chief Executive Officer and Director
Michael Handelman	52	Secretary, Treasurer, Chief Financial Officer, and Director
Martin Schroeder	58	Director
Dr. L. Stephen Coles	60	Director
Dr. William Andrews	59	Director
Merrill A. McPeak	76	Director
David Voyticky	42	Director
Hans Bishop	47	Executive Chairman of the Board

Recent Management Changes

On February 7, 2011, all of the former executive officers and directors of this company resigned, and Anthony Cataldo was appointed as our new President and Chief Executive Officer, and Michael Handelman was appointed as our new Treasurer, Chief Financial Officer and Secretary. In addition, Mr. Cataldo and Mr. Handelman were appointed as our sole directors. The goals of Messrs. Cataldo and Handelman were to (i) evaluate our existing technologies and operations and, if appropriate, to reposition or restructure our business plan and operations, (ii) recruit new members to our Board of Directors, (iii) hire additional executive officers who have the scientific, regulatory and managerial experience and skills to develop our planned product candidates, (iv) establish a scientific advisory Board to assist us in evaluating and developing its technologies and product candidates, and (v) to raise sufficient capital to fund our planned level of operations (including seeking to employ additional personnel) and all of our anticipated development work on our product candidates.

In accordance with our plans, from February 2011 through July 2011, we recruited Dr. L. Stephen Coles, Dr. William Andrews, General (Ret.) Merrill McPeak, David Voyticky and Martin Schroeder to join our Board of Directors. On January 9, 2012, Hans Bishop joined the Board of Directors as our eighth director. In addition, we have established a new nine-person scientific advisory board, and have added Gray Davis, the former Governor of the State of California, to our Corporate Advisory Board.

By June 2011, our Board had decided to pursue the acquisition additional anti-cancer assets and to pursue the development additional anti-cancer products. In order to obtain the expertise to acquire and develop the new assets and technologies, in June 2011 we appointed Mr. Martin Schroeder to the Board of Directors. Mr. Schroeder was instrumental in obtaining both the CRADA and the NIH License.

Business Experience and Directorships

Anthony J. Cataldo. Mr. Cataldo has served as our Chief Executive Officer and a Director since February 7, 2011. Mr. Cataldo also was the Chairman of our Board of Directors from February 2011 to March 2012. Mr. Cataldo served as Chief Executive Officer of Oxis International, Inc., a public company engaged in the research, development and commercialization of nutraceutical products, from March 2009 until June 2011, and as the Chairman of the Board of Directors of Oxis from March 2009 until October 2011. Mr. Cataldo also served as President, Chief Executive Officer and Chairman of the Board of Directors of Matech Corp., a public company engaged in the research and development of metal fatigue detection, measurement, and monitoring technologies, from September 2009 through December 2010. Matech Corp. filed a voluntary petition for liquidation under Chapter 7 in the U.S. Bankruptcy Court for the Central District of California in November 2010. In May 2009, Mr. Cataldo filed a voluntary petition for a Chapter 7 bankruptcy in the U.S. Bankruptcy Court for the Central District of California, which was ultimately dismissed in October 2009. From September 2006 through April 2008, Mr. Cataldo served as Chief Executive Officer and Chairman of the Board of VoIP, Inc., a public company and a provider of Voice over Internet Protocol communications. Since September 2008, Mr. Cataldo has also served as the Chief Executive Officer and Chairman of the Board of Green St. Energy, Inc., a public company formerly known as M-Wave, Inc., that intends to enter the alternative energy business. Mr. Cataldo no longer serves as a director of any other public company.

From October 2003 through August 2006, Mr. Cataldo served as non-executive Chairman of the Board of Directors of BrandPartners Group, Inc., a public company provider of integrated products and services dedicated to providing financial services and traditional retail clients with turn-key environmental solutions. Mr. Cataldo also served from February 2005 through July 2006 as non-executive Co-Chairman of the Board of MultiCell Technologies, Inc., a public company supplier of functional, non-tumorigenic immortalized human hepatocytes. Mr. Cataldo also served as Executive Chairman of Calypte Biomedical Corporation, a publicly traded biotechnology company involved in the development and sale of urine based HIV-1 screening tests, from May 2002 through November 2004. Prior to that, Mr. Cataldo served as the Chief Executive Officer and Chairman of the Board of Directors of Miracle Entertainment, Inc., a Canadian film production company, from May 1999 through May 2002, and as President and Chairman of the Board of Senetek, PLC, a publicly traded biotechnology company involved in age-related therapies, from August 1995 to December 1998.

Mr. Cataldo brings to the Board extensive prior experience as both an operating executive and board member in a variety of start- up and early stage companies.

Michael Handelman. Mr. Handelman has served as our Chief Financial Officer, Executive Vice President and as a director since February 2011. Mr. Handelman served as the Chief Financial Officer and as a financial management consultant of Oxis International, Inc., a public company engaged in the research, development and commercialization of nutraceutical products, from August 2009 until October 2011. From November 2004 to July 2009, Mr. Handelman served as Chief Financial Officer and Chief Operating Officer of TechnoConcepts, Inc., formerly a public company engaged in designing, developing, manufacturing and marketing wireless communications semiconductors, or microchips. Prior thereto, Mr. Handelman served from October 2002 to October 2004 as Chief Financial Officer of Interglobal Waste Management, Inc., a manufacturing company, and from July 1996 to July 1999 as Vice President and Chief Financial Officer of Janex International, Inc., a children’s toy manufacturer. Mr. Handelman was also the Chief Financial Officer from 1993 to 1996 of the Los Angeles Kings, a National Hockey League franchise. Mr. Handelman is a certified public accountant and holds a degree in accounting from the City University of New York.

Mr. Handelman brings to the Board his extensive experience in financial and accounting matters for public reporting companies, as well as his perspective as a member of our management team.

Martin Schroeder. Mr. Schroeder has been a member of our Board of Directors since June 2011. Since August 1998, Mr. Schroeder has served as Executive Vice President and Managing Director of the Emmes Group, Inc., a strategic business consulting firm, and is responsible for its West Coast and International practices. Prior to that, Mr. Schroeder held a number of industry management and executive positions, including Chairman, President and Chief Executive Officer of AMS, Inc., a venture capital backed genomics company. He was also a Visiting Scientist at the U.S. Department of Agriculture. From August 2007 through April 2008, Mr. Schroeder was a director of Global Clean Energy Holdings, Inc., a public company engaged in the development of non-food based bio-fuel feedstock. Mr. Schroeder holds a Bachelor of Science degree in Biochemistry from the University of California Los Angeles, and a Master of Science degree in Biochemistry from California State University, Long Beach.

Mr. Schroeder brings to the Board extensive prior experience in strategic business consulting.

Stephen Coles, M.D., Ph.D. Dr. Coles has served as a member of our Board of Directors since February 2011. Dr. Coles has been a lecturer in the Department of Chemistry and Biochemistry at the University of California, Los Angeles (“UCLA”) since November 2004. Dr. Coles served as Co-Principal Investigator in the Department of Surgery at the UCLA School of Medicine from January 2002 to November 2004, and has served as Vice President for Medical Education and Internet Content at The Kronos Group, an integrated health care delivery network, from January 2000 to December 2002. Dr. Coles is also the co-founder of the Image Data Corporation, and has served as its Senior Vice President and Chief Scientist.  Dr. Coles has also served as Chief Technical Officer of Rcommunity.com, Inc. from January 1999 to January 2002. Dr. Coles is also the co-founder of the Image Data Corporation, and has served as its Senior Vice President and Chief Scientist. Dr. Coles has also served as Chief Technical Officer of Rcommunity.com, Inc. January 1999 to January 2000. He is the author or co-author of over 156 scientific papers and holds two patents. Dr. Coles received his B.S. in Electrical Engineering from Rensselaer Polytechnic Institute, his Master’s in Mathematics from the Carnegie Institute of Technology, and his Ph.D. in Systems and Communication Sciences from Carnegie-Mellon University. After attending Stanford University Medical School, Dr. Coles completed his Clinical Internship in OB/GYN at the Jackson Memorial Hospital of the University of Miami School of Medicine.

Dr. Coles brings to the Board his medical expertise and technical expertise in product development for early stage biopharmaceutical companies.

William Andrews, Ph.D. Dr. Andrews has served as a member of our Board of Directors since March 2011. He currently serves as the President and Chief Executive Officer of Sierra Sciences, LLC, a privately held biotechnology company that focuses exclusively on finding drugs that will transiently induce the expression of endogenous telomerase in human cells. Dr. Andrews has been the President and Chief Executive Officer of Sierra Sciences since January 2009, and was its Vice President of Research from January 1998 through December 2008. Prior to founding Sierra Sciences in 1998, Dr. Andrews was the Director of Technology Development at EOS Biotechnology, Inc., the Director of Molecular Biology at Geron Corporation, a biopharmaceutical corporation that focuses on cancer treatments and therapies, the Director of Molecular Biology at Codon Corporation/Berlex Biosciences for three years, and a Senior Scientist at Armos Corporation. While serving as Director of Molecular Biology at Geron Corporation, Dr. Andrews was one of the principal discoverers of both the RNA and protein components of human telomerase and was awarded second place as “National Inventor of the Year” in 1997 for this work. He is presently a named inventor on 43 US issued telomerase patents. Dr. Andrews earned his Ph.D. in Molecular and Population Genetics at the University of Georgia in 1981.

Dr. Andrews contributes to the Board his background in development of novel pharmaceutical therapy candidates, as well as his experience and operational leadership with early stage biopharmaceutical companies.

Merrill A. McPeak. General (Ret.) McPeak has served as a member of our Board of Directors since July 2011. General McPeak currently is the President of McPeak and Associates, a consulting firm that he founded in 1995. He has previously served as a director of several public companies, including Tektronix, Inc., Trans World Airlines, Inc., and ECC International Corp., where he was for many years the chairman of the Board. Since 2010, General McPeak has served as a director of Miller Energy Resources, Inc., a public company engaged in oil and gas exploration, production and related property management, and since August 2008 as a director of Point Blank Solutions, Inc., a former public company that on April 14, 2010 filed a voluntary petition for relief under Chapter 11 of the United States Code in the U.S. Bankruptcy Court for the District of Delaware. General McPeak also currently serves as a director of many other companies, including DGT Holdings, Corp., a public company that develops, manufactures and markets medical and dental imaging systems and power conversion subsystems and components worldwide, since April 2005, and Derycz Scientific Inc. since November 2010, Mosquito Consolidated Gold Holdings since October 2011, and Chairman of the company since November, 2011. He is a director of Coast Plating, Inc., a privately held turnkey provider of metal processing and metal finishing services, since January 2009, and, since December 2003 , he has been the Chairman of the Board of Ethicspoint, Inc., a provider of risk management and compliance software-as-a-service, including secure, anonymous reporting of ethical violations in the workplace.

From 1990 until his retirement from active military service in late-1994, General McPeak was Chief of Staff of the United States Air Force. As a member of the Joint Chiefs of Staff, General McPeak was a military advisor to the Secretary of Defense and the President of the United States. General McPeak received a Bachelor of Arts degree in economics from San Diego State College and a Master of Science degree in international relations from George Washington University, and is a member of the Council on Foreign Relations.

General McPeak brings to the Board his wide variety of experiences as directors of public companies in a broad array of industries.

David Voyticky. Mr. Voyticky has been a member of our Board of Directors since July 2011. Since April 2010, he has been a director of Miller Energy Resources, Inc., a public company that engages in the exploration, production, and drilling of oil and natural gas resources in the United States, and has been its President since June 9, 2011. Mr. Voyticky has over 15 years of domestic and international mergers and acquisitions, restructuring and financing experience. Since August 2005, Mr. Voyticky has been an independent consultant to companies in the middle market on value maximization strategies, providing strategic and capital markets advice to high growth businesses. He served as a vice president with Goldman, Sachs & Co. from June 2000 to May 2002, a vice president of Houlihan Lokey Howard & Zukin Capital, Inc. in Los Angeles from July 2002 to January 2005, and an associate with J.P. Morgan in London and New York from June 1996 to May 2000. During that period, he advised public and private domestic and multinational corporations and financial sponsors on mergers, acquisitions, divestitures, joint ventures, cross-border transactions, anti-raid (defense) preparation and capital-raising activities. Mr. Voyticky designed and was a founding partner of Red Mountain Capital Partners. From December 2005 through June 2006, Mr. Voyticky was a partner in the $300 million re-launch of Chapman Capital L.L.C., an activist hedge fund focused on publicly traded middle market companies. He served on the Board of Directors of Best Energy Services, Inc. from January 2010 to February 2011. In July 2011, Mr. Voyticky was named to the board of a biotechnology company, Genesis Biopharma, Inc., and in January 2012, he was named to the board of Mosquito Consolidated Gold Mines, Ltd. Mr. Voyticky received a J.D. and a M.B.A degree from the University of Michigan and a Masters in International Policy and Economics from the Ford School at the University of Michigan. He also received a Bachelor of Arts in Philosophy from Pomona College.

Mr. Voyticky contributes to the Board knowledge and expertise with respect to financing and capital raising for public companies through his experience with investment banking institutions.

Hans Bishop. Mr. Bishop was appointed as a member of our Board of Directors in January 2012, and was designated as or Executive Chairman of the Board in March 2012. Since February, 2011, Mr. Bishop has been, and current still is the Chief Operating Officer of PhotoThera, Inc., a private medical device company. He was the Chief Operating Officer of Dendreon Corporation from January 2009 until September 2010. Prior to that, from December 2006 to January 2009, he was with Bayer Healthcare AG, where he served as President of the Specialty Medicine business unit which included responsibility for a portfolio of Oncology, Neurology, Ophthalmology and Haematology products. Before joining Bayer Healthcare, Mr. Bishop was Senior Vice President, Global Commercial Operations for Chiron Corporation from 2004 to 2006, and Vice President of Global Operations for Sonera Zed Ltd. from 2000 until 2004. From 1995 to 2000, Mr. Bishop was with SmithKline Beecham where he held a number of positions, including Director of European Business Development and Strategy and Managing Director of SB UK Pharmaceuticals. From 1988 until he joined SmithKline Beecham in 1995, Mr. Bishop was with Glaxo Wellcome PLC, where he served as in various commercial roles. Mr. Bishop earned his B.S. in Chemistry from Brunel University in London.

Mr. Bishop brings to the Board his expertise and experience as an operational leader in biopharmaceutical companies.

There are no family relationships among any of our directors, executive officers or key employees.

Scientific & Medical Advisory Board

To assist with its development and commercialization of Cōntego we have recruited a team of scientists and clinicians experienced with the development and use of adoptive cell therapy using autologous tumor infiltrating lymphocytes for the treatment of cancer.  All members of our Scientific & Medical Advisory Board receive monthly compensation of $5,000 except for Dr. Laszlo Radvanyi who receives monthly compensation in the sum of $2,395. Our Scientific & Medical Advisory Board advises regarding our scientific and regulatory strategy.  The members include:

Cassian Yee, M.D., Fred Hutchinson Cancer Research Center.  Dr. Yee is on the cutting edge adoptive immunotherapy which is one of many unexpected breakthroughs to emerge from the bone-marrow transplantation treatments pioneered by the Hutchinson Center’s Dr. E. Donnall Thomas to cure leukemia and other blood cancers. His research was among the first to show that adoptive T-cell therapy holds great promise for treating melanoma, a potentially fatal form of skin cancer. In recognition of the potential for his research, Dr. Yee received a prestigious five-year grant from the Burroughs Wellcome Fund in 2006 to refine the therapy and improve its tumor-fighting ability.

Mario Sznol, M.D., Yale University School of Medicine.  Dr. Mario Sznol, associate professor of medicine and vice-chief of the Section of Medical Oncology, is helping to direct the academic and clinical research activities of the section. Dr. Sznol, formerly with the National Cancer Institute, has an international reputation in cancer drug development. He currently cares for patients with melanoma and serves as head of the melanoma disease unit at Yale University’s School of Medicine. In addition, he chairs the Yale Cancer Center’s Protocol Review Committee and is a member of the Yale Human Investigations Committee.  Dr. Sznol’s expertise and experience is in cancer immunotherapy, drug development for cancer, and treatment of patients with melanoma and renal cell carcinoma.  Dr. Sznol is working to establish a strong multidisciplinary clinical research program for patients with melanoma by expanding the opportunities for clinical trials at the Yale Cancer Center, particularly those focusing on immunotherapy and novel agents.  Dr. Sznol received his BA from Rice University, and his MD from the Baylor College of Medicine.

James Mulé, Ph.D. H. Lee Moffitt Cancer Center & Research Institute.  Dr. James J. Mulé is Executive Vice President, Associate Center Director for Translational Research, the Michael McGillicuddy Endowed Chair for Melanoma Research and Treatment, and the Director of Cell-Based Therapies at H. Lee Moffitt Cancer Center & Research Institute.  Dr. Mulé received his formal training at the Fred Hutchinson Cancer Research Center in Seattle, and at the Surgery Branch, Division of Cancer Treatment, National Cancer Institute, NIH, Bethesda, Md. He then moved to Palo Alto, Calif., where he was involved in the birth of two startup companies while an adjunct faculty member in the Department of Surgery, Stanford University. He moved to Ann Arbor, Mich., as the Director of the Tumor Immunology and Immunotherapy Clinical Research Program at the University of Michigan Comprehensive Cancer Center. He was also the Maude T. Lane Endowed Professor of Surgery, Department of Surgery and held the appointment of Professor in the Department of Internal Medicine.  Dr. Mulé is recognized for his translational research studies in cancer immunotherapy. His research group is involved in vaccine strategies and other approaches to stimulate the immune system to recognize and destroy tumors. Dr. Mulé serves on the advisory boards of seven NCI-designated Cancer Centers and was a member of the NCI’s Board of Scientific and Clinical Counselors. Dr. Mulé has published nearly 200 articles in the areas of cancer vaccines and cancer immunotherapy. He was honored as the 25th Meadow Brook Lecturer in Medicine and Surgery.

Jeffrey Weber, M.D., Ph.D., H. Lee Moffitt Cancer Center & Research Institute.  Dr. Weber is the director of the Donald A. Adam Comprehensive Melanoma Research Center at Moffitt Cancer Center, with the charge of bringing together basic scientists, clinical and translational investigators, and prevention/epidemiology scientists in an integrated overall melanoma research effort that rapidly brings new drugs and ideas to the clinic.  Dr. Weber has an extensive history of conducting translational and investigator-initiated clinical trials.  Dr. Weber is also a professor of Oncology and Medicine at the University of South Florida College of Medicine.  Dr. Weber received his doctorate in Molecular Cell Biology from Rockefeller University.  He received his medical degree from New York University Medical Center. He then completed an internship and residency in Medicine at the University of California.  Dr. Weber also trained at the National Cancer Institute.  Dr. Weber’s clinical interests are in the immunotherapy of melanoma and other malignancies, with a focus on vaccines, adoptive immunotherapy, dendritic cell therapy and the use of immune modulating antibodies.

Patrick Hwu, M.D., MD Anderson Cancer Center.  Dr. Patrick Hwu is considered one of the leading tumor immunologists in the country, and a primary force in the development of novel vaccine and adoptive T-cell therapies.  His laboratory and clinical work have led to insights and advances in the understanding of the interactions between tumors and the immune system, and the development of cellular immunotherapies. He was recruited to be the first Chairman of the Department of Melanoma Medical Oncology in 2003.  Since that time, he has also served as Associate Director of the Center for Cancer Immunology Research and is the current Chair of MD Anderson Cancer Center’s Promotion and Tenure Committee.  Dr. Hwu’s laboratory is significantly funded by the National Cancer Institutes.  Dr. Hwu is the principal investigator on three RO1 translational immunotherapy grants, as well as a P01 comprehensive program grant that is investigating the use of plasmacytoid dendritic cells to enhance immunotherapy.  Dr. Hwu is a member of the editorial board of the Journal of Immunotherapy.  He has published more than 90 peer-reviewed articles.  Dr. Hwu is the recipient of numerous awards such as the George and Barbara Bush Endowment for Innovative Cancer Research in 2004, the Robert R. Herring Professorship in Clinical Research 2004 – 2007, the Moshe Talpaz Endowed Chair in Immunology from 2007 to present, and the Division of Cancer Medicine Hematology/Oncology Fellowship Program Mentor of the Year for FY2009.

Laszlo Radvanyi, Ph.D., MD Anderson Cancer Center.  Dr. Radvanyi received his Ph.D. in clinical biochemistry from the University of Toronto.  His main research area is tumor immunology studying immune regulation in cancer and identifying new antigens as targets for anti-cancer T-cell therapy.  After completing postdoctoral work in Toronto and at Harvard University in Boston at the Joslin Diabetes Center, Dr. Radvanyi joined the Immunology Group at Sanofi-Pasteur in Toronto in 2000 as a Senior Scientist.  There he helped lead an antigen discovery program that led to the discovery of a group of over-expressed breast cancer-specific genes that are candidates for antigen-specific vaccines against breast cancer. In 2005, Dr. Radvanyi joined the faculty of the University of Texas, M.D. Anderson Cancer Center as an Associate Professor.  He has a dual appointment in the Departments of Breast Medical Oncology and Melanoma Medical Oncology.

David DiGiusto, Ph.D., City of Hope.  Dr. DiGiusto cell biologist and immunologist. Dr. David DiGiusto has over 17 years of experience developing cellular therapeutics for cancer and infectious disease.  At the City of Hope, Dr. DiGiusto has been instrumental in the development of the GMP manufacturing and Cellular Therapeutics programs.  He serves in a number of positions with City of Hope, including: Director, Analytical Cytometry Core Facility; Professor, Cancer Immunotherapeutics & Tumor Immunology; Director, Cellular Process Development & Manufacturing; Associate Member, Cancer Immunotherapeutics Program, Comprehensive Cancer Center; and, Associate Member, Hematologic Malignancies Program, Comprehensive Cancer Center.

Daniel Powell, Ph.D., University of Pennsylvania School of Medicine.  Dr. Powell holds the following positions at the University of Pennsylvania School of Medicine: Research Assistant Professor of Pathology and Laboratory Medicine; Assistant Director, Clinical Cell and Vaccine Production Facility; Director, Cellular Therapy Tissue Facility; and, Department: Pathology and Laboratory Medicine.  Dr. Powell’s research centers on the generation and isolation of high avidity, tumor-reactive T cells for use in adoptive immunotherapy.  In this effort, he explores the use of novel cancer vaccines, the isolation of naturally occurring tumor-reactive T cells from tumor explants and the de novo generation of tumor reactive T cells through novel, sophisticated genetic engineering methods.

Key Consultants

We have also assembled a team of consultants who are currently compensated on a per diem basis for their time and who will provide services in cell therapy bioprocess engineering, clinical trial design, biostatistics, regulatory affairs and FDA compliance relating to Cōntego.  The consultants we have assembled include:

Karin M. Abitorabi is an independent cell therapy bioprocess engineering consultant.  Ms. Abitorabi most recently was Senior Scientist, Process Development at Progenitor Cell Therapy, a client services-based cell therapy support company. She previously served as an R&D scientist with work ranging from discovery research to developing therapeutic drugs at a number of top-tier pharmaceutical and biotechnology companies including Schering Plough, Cell Genesys and Systemix (a Novartis company).  She holds an M.S. degree (Diplom) in immunology and microbiology from the University of Konstanz in Germany, and completed her thesis work in the Department of Molecular and Cell Biology at University of California Berkeley.  Ms. Abitorabi is the author of and has contributed to numerous scientific and clinical publications and presentations.

Brent A. Blumenstein, Ph.D. is a Principal Consultant at Trial Architecture (TriArc) Consulting, where he advises clients on trial architecture and biostatistics.  Dr. Blumenstein has held academic positions at Emory University, Duke University, University of Washington, Fred Hutchinson Cancer Research Center and Northwestern University, having taught numerous courses on clinical trial methodology and management, biostatistics and multivariate analysis, among others.  Dr. Blumenstein also has advised numerous companies including Dendreon Corporation on the design of clinical trials.  He has been a consultant to leading cancer centers including, St. Jude Children's Research Hospital, City of Hope, Massachusetts General Hospital, Pittsburg Cancer Institute and The Cleveland Clinic.  He is widely published and has participated as a reviewer for many prestigious journals.  He holds a B.S. in Chemistry and a Ph.D. in Biometry from Emory University.

  Lizabeth J. Cardwell, MT (ASCP), MBA, RAC is an independent Quality Assurance and Regulatory Compliance consultant.  Ms. Cardwell has more than 25 years of experience in cGMP, GCP and QSR management at biotechnology and cell therapy companies.  Prior to forming her consultancy, she served as Director, Quality Assurance and Regulatory Affairs at Xcyte Therapies.  Previous to that, Ms. Cardwell was Vice President-Quality Assurance and Quality Control at Dendreon Corporation.  She also was Manager, Biologicals Manufacturing for Genetic Systems/Sanofi.  Ms. Cardwell holds an MBA in Quality Management from City University in Seattle, a Medical Technology Certification from Children’s Orthopedic Hospital in Seattle and a Bachelor of Science in Biology from Pacific Lutheran University in Tacoma, Wash.

Carol A. Gloff, Ph.D. is Principal of Carol A. Gloff & Associates, a regulatory affairs, quality assurance and compliance, product development and pharmacokinetics consultancy.  Previously, Dr. Gloff was Vice President, Chief Regulatory Officer at ImmunoGen.  She also was with Alkermes, rising from Director of Product Development to Vice President, Regulatory Affairs.  At Triton Biosciences she held roles from Research Scientist to Manager, Toxicology/Pharmacokinetics.  Since 1997 Dr. Gloff has been an Adjunct Professor at Boston University, where she teaches graduate and undergraduate courses in regulatory affairs and compliance issues, covering drugs, biologics and devices.  Dr. Gloff holds a B.S. in Pharmacy from SUNY at Buffalo and she received a Ph.D. in Pharmaceutical Chemistry from the University of California San Francisco.

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board has a standing Audit Committee, Nominating and Governance Committee, and Compensation Committee.

Audit Committee. The Audit Committee operates pursuant to a written charter. Among other things, the Audit Committee is responsible for:

•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;
•	hiring our independent registered public accounting firm, and coordinating the oversight and review of the adequacy of our internal control over financial reporting with both management and the independent registered public accounting firm; and
•	reviewing and, if appropriate, approving all transactions between our company or its subsidiaries and any related party.

As of March 30, 2012, David Voyticky, Dr. William Andrews and Dr. L. Stephen Coles constitute the members of the Audit Committee. Each of Messrs. David Voyticky, Dr. William Andrews and Dr. L. Stephen Coles is a non-employee director and independent as defined under The Nasdaq Stock Market’s listing standards. Mr. Voyticky has significant knowledge of financial matters, and our Board has designated him as the “audit committee financial expert” of the Audit Committee.

Nominating and Governance Committee. The Nominating and Governance Committee recommends candidates to be nominated for election as directors at our annual meeting, consistent with criteria approved by the Board; develops and regularly reviews corporate governance principles and related policies for approval by the Board; oversees the organization of the Board to discharge the Board’s duties and responsibilities properly and efficiently; and sees that proper attention is given and effective responses are made to stockholder concerns regarding corporate governance. The Nominating and Governance Committee also reviews proposed changes to our Certificate of Incorporation, Bylaws and Board committee charters and conducts ongoing reviews of potential related party transactions and conflicts of interest, including the review and approval of all “related person transactions” as defined under SEC rules.

Usually, nominees for election to our Board are proposed by our existing directors. In identifying and evaluating individuals qualified to become Board members, our current directors will consider such factors as they deem appropriate to assist in developing a board of directors and committees thereof that are diverse in nature and comprised of experienced and seasoned advisors. Our Board of Directors has not adopted a formal policy with regard to the consideration of diversity when evaluating candidates for election to the Board. However, our Board believes that membership should reflect diversity in its broadest sense, but should not be chosen nor excluded based on race, color, gender, national origin or sexual orientation. In this context, the Board does consider a candidate’s experience, education, industry knowledge and, history with the Company, and differences of viewpoint when evaluating his or her qualifications for election the Board. In evaluating such candidates, the Board seeks to achieve a balance of knowledge, experience and capability in its composition. In connection with this evaluation, the Board determines whether to interview the prospective nominee, and if warranted, one or more directors interview prospective nominees in person or by telephone.

As of the date of this Annual Report, Merrill McPeak, Dr. William Andrews and Dr. L. Stephen Coles, constitute the members of the Nominating and Governance Committee.

Compensation Committee. The Compensation Committee is responsible for the compensation of our executives and directors; reviews and approves any reports required by the SEC for inclusion in the annual report and proxy statement; provides general oversight of our compensation structure; and, if deemed necessary, retains and approves the terms of the retention of compensation consultants and other compensation experts. Other specific duties and responsibilities of the Compensation Committee include reviewing senior management selection and overseeing succession planning; reviewing and approving objectives relevant to executive officer compensation, evaluating performance and determining the compensation of executive officers in accordance with those objectives; approving severance arrangements and other applicable agreements for executive officers; overseeing our equity-based and incentive compensation; and establishing compensation policies and practices for service on the Board and its committees and for the Chairman of the Board.

As of the date of this Annual Report, Martin Schroder, David Voyticky and Merrill McPeak constitute the members of the Compensation Committee.

Code of Ethics

The Board of Directors has adopted a Code of Ethics and Business Conduct to provide guidance to our executive officers regarding standards for conduct of our business, which code has been delivered to all of our executive officers. The full text of our Code of Ethics is available on our website at www.genesis-biopharma.com. A copy of our Code of Ethics will be furnished without charge to any person upon written request. Requests should be sent to Secretary, Genesis Biopharma, Inc., 11500 Olympic Boulevard, Suite 400, Los Angeles, California 90064.

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

Based solely on its review of the copies of reporting forms received by the Company, the Company believes that the following Forms 3 and 4 for transactions effected in 2011 were filed later than is required under Section 16(a) of the Securities Exchange Act of 1934:

•	Messrs. Cataldo, Handelman, Schroeder, Coles, Andrews and McPeak were each late in filing Form 3’s in connection with their appointment as officers and/or directors as applicable;

•	Mr. Voyticky has failed to file a Form 3; and

•	Messrs. Schroeder, McPeak, McKilligan and Brooke were each late in filing one Form 4.

Item 11.               Executive Compensation

Compensation Discussion and Analysis

Overview of Executive Compensation Program

The Compensation Committee of our board of directors has responsibility for establishing, implementing and monitoring our executive compensation program philosophy and practices. The Compensation Committee seeks to ensure that the total compensation paid to our named executive officers is fair, reasonable and competitive. Throughout this Annual Report, the individuals included in the Summary Compensation Table on page 51 are referred to as the “named executive officers.”

The Compensation Committee was established in August, 2011. However, the general economic terms of the compensation paid to our two named executive officers during 2011 were determined by our Board of Directors prior to the establishment of the Compensation Committee. The two employment agreements that we entered into with our two named executive officers were formally executed on October 3, 2011 (but were effective as of May 1, 2011). The Compensation Committee reviewed and approved the October 3, 2011 employment agreements and the terms previously established by the Board.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the following discussion and analysis of our executive compensation included in this Annual Report on Form 10-K. Based on such review and discussion with management, the Compensation Committee recommended to the Board of Directors that the following disclosure be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The Compensation Committee:

Martin Schroeder

Merrill McPeak

David Voyticky

Overview During 2009, 2010 and 2011, our organization structure has changed as a result of the change in our business activities, our goals and the amount of financing available. As a result, the compensation packages established for our two executive officers in 2011 are based on the evolving development of this company and its new focus of operations.

On February 7, 2011, all of the former executive officers and directors of this company resigned, and Anthony Cataldo was appointed as our new President and Chief Executive Officer, and Michael Handelman was appointed as our new Treasurer, Chief Financial Officer and Secretary. We have no other executive officers.

This compensation discussion describes the material elements of compensation awarded to, earned by, or paid to each of our two executive officers who served as named executive officers during the year ended December 31, 2011. This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for primarily the last completed fiscal year.

Compensation Program Objectives and Philosophy Our Compensation Committee currently oversees the design and administration of our executive compensation program. It reviews and approves all elements of compensation for each of our named executive officers taking into consideration recommendations from our principal executive officer (for compensation other than his own), as well as competitive market guidance. We define our competitive markets for executive talent to be early and mid-stage biotechnology companies. During 2011, the Compensation Committee engaged TechnoQuest Executive Search, Inc., a third party market compensation specialist firm, to benchmark our executive compensation. However, the compensation packages described below for Mr. Cataldo and Mr. Handelman were established early in 2011 before TechnoQuest Executive was engaged, and before the Compensation Committee was established. Accordingly, the packages were not based on any compensation surveys.

The principal elements of our executive compensation program for Mr. Cataldo and Mr. Handelman consist of base salary, long-term equity incentives in the form of stock options and shares of common stock, standard benefits, and post-termination severance upon termination and/or a change in control. The fundamental terms of the compensation packages of Messrs. Cataldo and Handelman were established before we commenced our new business of developing and commercializing adoptive cell therapy using autologous tumor infiltrating lymphocytes for the treatment of certain cancers, and before we raised $6,100,000 of debt and equity funding in 2011. Because we had limited financial resources at the time that we established the principal terms of the compensation packages for Messrs. Cataldo and Handelman, the Company’s philosophy in establishing the compensation packages was to position the cash portion of the compensation packages to be at a level that, we believe, is below average level of companies competitive within our industry, but is commensurate with our current size and resources. However, the non-cash portion of the compensation paid to our two executives was increased to raise the overall level of compensation of the officers. Accordingly, the Company implemented a compensation plan which provides base salary and potential earnings through stock option grants and, in the case of Mr. Cataldo, stock awards.

Because of the size of our company, the small number of executive officers in our company, and our company’s financial priorities, the Compensation Committee has not implemented any pension benefits, deferred compensation plans, or other similar plans for our named executive officers.

Base Salaries During 2011, the base salary of our named executives was reflective of the availability of resources and level of operations. As a result, effective May 1, 2011, Mr. Cataldo began receiving an annual salary of $300,000 and Mr. Handelman began to receive an annual salary of $120,000. However, during 2011, both Mr. Cataldo and Mr. Handelman agreed to defer a portion of their salaries because of this company’s limited financial resources. The deferred compensation was paid in full by the end of 2011 as the company obtained additional funding.

As we develop our new business and raise additional funding to support the higher level of operations, our Compensation Committee may review base salaries and other compensation of our executive officers. In making its determination, the Compensation Committee may, in the future, consider the time commitment necessary and the roles our executives will play in implementing our plans. Accordingly, depending on our future level of activities and our future funding efforts, our Compensation Committee may increase the compensation levels of our two executive officers beyond their current levels.

As we increase our level of operations and hire additional executive officers, our Compensation Committee expects to establish future base salaries based on the position and responsibility of such officers. The Compensation Committee expects to consider:

•	the negotiated terms of each executive’s employment agreement, if any;

•	an internal review of the executive’s compensation, both individually and relative to other named executive officers;

•	each executive’s individual performance; and

•	base salaries paid by comparable companies.

Long-term Equity Incentives We provide the opportunity for our two named executive officers to earn a long-term equity incentive award. Long-term incentive awards provide employees with the incentive to stay with us for longer periods of time, which in turn, provides us with greater stability. Equity awards also are less costly to us in the short term than cash compensation. We intend to periodically review long-term equity incentives for our named executive officers and other executives.

As indicated above, the Compensation Committee also aims to encourage the Company’s executive officers to focus on long-term company performance by allocating to them stock options. In 2011, we granted Mr. Cataldo and Mr. Handelman stock options to purchase up to 2,500,000 shares of the Company’s common stock, exercisable at $1.25 a share, under the Company’s 2011 Equity Compensation Plan. The options will vest in equal monthly installments over a five year period commencing on the effective date and will be exercisable for a maximum of ten years. The foregoing grants of stock options were granted with exercise prices greater than the fair market value of our common stock on the grant dates.

On May 27, 2011, as additional compensation for Mr. Cataldo’s services, we issued 3,000,000 shares of our common stock to Mr. Cataldo. The closing price of our common stock on May 27, 2011 was $1.34 per share. The foregoing grant of shares was not part of Mr. Cataldo’s employment agreement of made pursuant to any agreement or obligation of the company.

Employment Agreements and Severance Arrangements We have entered into written employment agreements with each of our two named executive officers (see, “Employment Agreements,” below). The main purpose of these agreements is to protect the company from business risks such as competition for the executives’ service, loss of confidentiality or trade secrets, and solicitation of our other employees, and to define our right to terminate the employment relationship. The employment agreements also protect the executive from termination without “cause” (as defined) and termination upon a “change in control” (as defined). Generally, both employment agreements provide for termination and severance benefits that we believe are consistent with industry practices for similarly situated executives. The Compensation Committee believes that the termination and severance benefits help the company retain the named executive officers by providing them with a competitive employment arrangement and protection against termination without “cause” or upon a change in control.

Compensation Committee Interlocks and Insider Participation

There are no “interlocks,” as defined by the SEC, with respect to any member of the Compensation Committee. Messrs. Schroeder, McPeak and Voyticky served as members of the Compensation Committee during 2011.

Summary Compensation Table

The following table presents summary information concerning all compensation paid or accrued by us for services rendered in all capacities during 2011 by Anthony Cataldo and Michael Handelman (our named executive officers), who served as our principal executive and financial officers from February 7, 2011 until December 31, 2011, and during 2011 and 2010 by Robert T. Brooke and Richard McKilligan, who served as our principal executive officer and principle financial officer from March 15, 2010 until February 7, 2011. No executive officers received any compensation during the fiscal year ended December 31, 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($) (1)	All other Compen- sation ($)	Total ($)
Anthony Cataldo	2011	275,000	–	$7,912,037	(2)(5)	$2,492,750		$10,679,787
President and Chief
Executive Officer(3)

Michael Handelman	2011	110,000	–	–		$2,492,750		$2,602,750
Chief Financial Officer and
Treasurer(4)

Robert T. Brooke	2011	$48,036	–	–		–		$48,036
President and Chief	2010	$71,250						$71,250
Executive Officer(3)

Richard McKilligan	2011	$12,648	–	–		–		$12,648
Chief Financial Officer and	2010	$39,583						$39,583
Treasurer(4)

(1)	Represents Black-Scholes value of options as determined on the date of grant.

(2)	On May 27, 2011, as additional compensation for Mr. Cataldo’s services, we issued 3,000,000 shares of our common stock to Mr. Cataldo. The closing price of our common stock on May 27, 2011 was $1.27 per share. The shares were not issued pursuant to any existing stock incentive or option plan.

(3)	On February 7, 2011, Mr. Brooke resigned as President and Chief Executive Officer and Mr. Cataldo was appointed as President and Chief Executive Officer.

(4)	On February 7, 2011, Mr. McKilligan resigned as Chief Financial Officer and Mr. Handelman was appointed as Chief Financial Officer.

(5)	Includes the value of 3,501,485 shares ($4,902,037) transferred to Ines Garcia, Mr. Cataldo’s wife, which shares were accounted as additional compensation to Mr. Cataldo.

2011 Grants of Plan-Based Awards

In 2011, we granted stock options to our named executive officers under our 2011 Equity Incentive Plan as follows:

2011 Grants of Plan-Based Awards

Name	Grant Date	All Other Stock Awards (# of Shares of Stock or Units)	All Other Option Awards (# of Securities Underlying Options)		Exercise or Base Price of Option Awards ($ / Share)	Fair Value of Stock and Option Awards
Anthony Cataldo President and Chief Executive Officer	10/14/2011	–	2,500,000	(1)	$1.25	$2,492,750

Michael Handelman Chief Financial Officer and Treasurer	10/14/2011	–	2,500,000	(2)	$1.25	$2,492,750

(1)	Options were granted under the 2011 Equity Compensation Plan in accordance with the terms of Mr. Cataldo’s employment agreement. Options vest in equal monthly installments over five (5) years.

(2)	Options were granted under the 2011 Equity Compensation Plan in accordance with the terms of Mr. Handelman’s employment agreement. Options vest in equal monthly installments over five (5) years.

Employment Agreements

We have entered into employment agreements with Anthony J. Cataldo, who serves as the Company’s Chief Executive Officer, and Michael Handelman who serves as our Chief Financial Officer, Executive Vice President and Secretary.

The Employment Agreements we entered into with Messrs. Cataldo and Handelman were executed on October 3, 2011, and are effective as of May 1, 2011 for a term of five (5) years from the effective date and, except as described below, are substantially similar in form. Mr. Cataldo is entitled to receive an annual base salary of $300,000 under his agreement, while Mr. Handelman is entitled to receive the annual base salary of $120,000 under his agreement. Both Messrs. Cataldo and Handelman will have the right to receive benefits under the Company’s benefit plans, if such plans exist and will have the opportunity to earn performance bonuses as determined by the Company’s Compensation Committee or any bonus plans then in effect. Additionally, under the terms of the Employment Agreements, Messrs. Cataldo and Handelman each received stock options to purchase up to 2,500,000 shares of the Company’s common stock, exercisable at $1.25 a share, under the Company’s 2011 Equity Compensation Plan. The options will vest in equal monthly installments over a five (5) year period commencing on the effective date, will be exercisable pursuant to the limitations of the 2011 Plan or any successor, and will be exercisable for a maximum of ten (10) years. The Company has also agreed to grant cost free piggyback registration rights for the shares underlying the options.

Potential Payment upon Termination or Change in Control

The Employment Agreements of Messrs. Cataldo and Handelman each contain provisions for payment to them in the event we terminate their employment without “cause” (as defined), or if we terminate their employment upon a change in control of the Company. If the employment of either Messrs. Cataldo or Handelman with the Company terminates under either of these circumstances, then, in addition to any other benefits described in the Employment Agreement, they shall receive the following:

i.    all compensation and benefits earned through the date of the Employment Agreement;

ii.   a lump sum payment equivalent to the remaining base salary (as it was in the Employment Agreement  prior to the change in control) due from the date of involuntary termination to the end of the term of the Employment Agreement; and

iii.  reimbursement for the cost of medical, life, disability insurance coverage at a level equivalent to that provided by the Company (if provided) for a period expiring upon the earlier of: (a) one year; or (b) the time Mr. Cataldo or Mr. Handelman begins alternative employment wherein said insurance coverage is available and offered to them.

In the event that either executive's employment terminates as a result of his death or disability, Mr. Cataldo and Mr. Handelman shall each be entitled to a pro-rata share of the target bonus (presuming performance meeting, but not exceeding, target performance goals) in addition to all compensation and benefits earned through the date of termination.

The table below reflects the amount of compensation to each of Messrs. Cataldo and Handelman (our named executive officers) in the event of termination of such executive’s employment without “cause” or following a change in control. The named executive officers are not entitled to any payments other than accrued compensation and benefits in the event of their voluntary resignation. The amounts shown in the table below assume that such termination was effective as of December 31, 2011, and thus includes amounts earned through such time, and are estimates only of the amounts that would be payable to the executives. The actual amounts to be paid will be determined upon the occurrence of the events indicated.

Termination Payments and Benefits

Name	Benefit	Termination w/o Cause($)	Change in Control ($)	Death ($)	Disability ($)
Anthony Cataldo	Severance Payment	$1,300,000	$1,300,000	—	—
President and Chief	Health Insurance (1)	$13,384	$13,384	—	—
Executive Officer

Michael Handelman	Severance Payment	$520,000	$520,000	—	—
Chief Financial Officer	Health Insurance (1)	$9,264	$9,264	—	—

(1)          Represents the cost as of December 31, 2011 for the family health benefit payments provided to Mr. Cataldo and Mr. Handelman for a period of twelve months.

2011 Equity Incentive Plan

As of October 14, 2011, the Company’s Board of Directors, based upon the approval and recommendation of the Compensation Committee, approved by unanimous written consent the Company’s 2011 Equity Incentive Plan (the “2011 Plan”) and form of option agreements for grants under the 2011 Plan (the “Option Agreements”).

Employees, directors, consultants and advisors of the Company are eligible to participate in the 2011 Plan. The 2011 Plan was adopted to encourage selected employees, directors, consultants and advisors to improve operations, increase profitability, accept or continue employment or association with the Company through the participation in the growth in value of the common stock of the Company. The 2011 Plan is to be administered by the Board of Directors or the Company’s Compensation Committee. The Board has delegated the administration of the 2011 Plan to our Compensation Committee that currently is composed of solely of three non-employee directors.

The 2011 Plan has 18,000,000 shares of common stock reserved for issuance in the form of incentive stock options (available for issuance to employees, and only upon shareholder approval of the 2011 Plan); non-qualified options; common stock; and grant appreciation rights. No person eligible to participate in the 2011 Plan shall be granted options or other awards during a twelve (12) month period that exceeds 5,000,000 shares.

Options and SARs. The exercise price of non qualified options and the base value of a stock appreciation right shall not be less than the fair market value of the common stock on the date of grant. The exercise price of an incentive stock option shall not be less than the fair market value of the stock covered by the option at the time of grant and in instances where a grantee possesses more than ten (10%) percent of the combined voting power of all classes of stock of the Company, the exercise price shall not be less than one hundred and ten (110%) percent of the fair market value of the common stock at the time of grant.

Options granted under the 2011 Plan may be exercisable in cumulative increments, or "vest," as determined by the Board.  Our Board has the power to accelerate the time as of which an option may vest or be exercised.

Subject to certain exceptions, the maximum term of options and SARS under the 2011 Plan is ten years. Generally, Options and SARs awarded under the 2011 Plan generally will terminate ninety (90) days after termination of the participant’s service; however, pursuant to the terms of the 2011 Plan. Incentive stock options may not be transferred otherwise than by will or by the laws of descent.

Restricted Stock Awards. Our Board may issue shares of restricted stock under the 2011 Plan as a grant or for such consideration, including services, and, subject to the Sarbanes-Oxley Act of 2002, promissory notes, as determined in its sole discretion.

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

Adjustment Provisions.  If any change is made to our outstanding shares of Common Stock without the Company’s receipt of consideration (whether through stock split, stock dividend, recapitalization, or other specified change in the capital structure of the Company), appropriate adjustments may be made in the class and maximum number of shares of Common Stock subject to the 2011 Plan and outstanding awards.

Effect of Certain Corporate Events.  In the event of a liquidation, merger or consolidation or a sale of all or substantially all of the assets of the Company, any surviving or acquiring corporation may assume awards outstanding under the 2011 Plan or may substitute similar awards.  Unless the stock award agreement otherwise provides, in the event any surviving or acquiring corporation does not assume such awards or substitute similar awards, then the awards will terminate if not exercised at or prior to such event. Our Board may, however, in its sole discretion declare all outstanding options, stock appreciation rights and other awards in the nature of rights that may be exercised to become fully vested and exercisable, and all restrictions on all outstanding awards to lapse, in each case as of such date as the Administrator may, in its sole discretion, declare. Our Board may discriminate among participants or among awards in exercising such discretion.

Duration, Amendment and Termination.  The Board may suspend or terminate the 2011 Plan without stockholder approval or ratification at any time or from time to time.  Unless sooner terminated, the 2011 Plan will terminate ten years from the date of its adoption by the Board, in October 2021. The Board may also amend the 2011 Plan at any time, and from time to time.  However, subject to certain exceptions, no amendment will be effective unless approved by our stockholders to the extent stockholder approval is necessary to preserve incentive stock option treatment for federal income tax purposes.

2010 Stock Incentive Plan

On March 29, 2010, our Board adopted the Genesis Biopharma, Inc. 2010 Equity Compensation Plan (the "2010 Plan") pursuant to which the Board reserved an aggregate of 3,500,000 shares of common stock for future issuance. The 2010 Plan provided for awards of incentive stock options, non-qualified stock options, rights to acquire restricted stock, rights to acquire unrestricted stock, and stock appreciation rights, or SARs, but since we did not obtain stockholder approval of the 2010 Plan within twelve (12) months after the date the Board adopted the 2010 Plan, incentive stock options could not be granted. Under the 2010 Plan, no option could have a term of more than 10 years from the date of grant and the exercise price of non qualified options and the base value of a stock appreciation right shall not be less than the fair market value of the common stock on the date of grant. As of October 2011, when the 2011 Plan was adopted, options to grant 3,500,000 shares had been granted, and no shares were available for additional grants.

Outstanding Equity Awards

Equity awards held as of December 31, 2011 by each of our named executive officers were issued under our 2010 Plan and 2011 Plan. The following table sets forth outstanding equity awards held by our named executive officers as of December 31, 2011:

2011 Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of Securities Underlying Unexercised Options (#)
Name	Exercisable	Unexercisable	Option Exercise Price ($)	Option Expiration Date
Anthony Cataldo President and Chief Executive Officer(1)	333,250	2,166,750	$1.25	10/14/2021
Michael Handelman Chief Financial Officer and Treasurer(1)	333,250	2,166,750	$1.25	10/14/2021
Robert T. Brooke President and Chief Executive Officer	—	—
Richard McKilligan Chief Financial Officer and Treasurer	—	—

(1)	These options vest in equal monthly installments over five (5) years.

Option Exercises and Stock Vested

There were no exercises of stock options by any of our named executive officers during 2011.

Director Compensation

The following table sets forth the compensation paid to our directors other than our Chief Executive Officer and Chief Financial Officer for 2011:

Director Compensation Table

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Martin Schroeder		—	—
Dr. L. Stephen Coles	$27,000	—	$211,350		$238,350
Dr. William Andrews	$24,000	—	$187,675		$211,675
Merrill A. McPeak	$15,000	—	$428,050		$443,050
David Voyticky	$15,000	—	$845,400		$860,400

(1) Represents Black Scholes value as determined on the date of grant.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 27, 2012 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our current directors and executive officers and (d) by all of our current executive officers and directors as a group. As of March 27, 2012 there were 78,293,095 shares of our common stock issued and outstanding. Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of March 27, 2012 are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Except as otherwise indicated, the address of each stockholder is c/o Genesis Biopharma, Inc. at 11500 Olympic Boulevard, Suite 400, Los Angeles, California 90064.

Name and address	Shares of Common Stock Beneficially Owned (1)	Percent of Common Stock Beneficially Owned (1)
5% or greater owners:
Theorem Group, LLC (2) 10880 Wilshire Blvd., Suite 950 Los Angeles, CA 90024	7,940,841	9.9%
Ayers Capital Management (3) 230 California Street, Suite 600 San Francisco, CA 94111	4,800,000	5.8%
Bristol Investment Fund Ltd. (4) Bristol Capital Advisors, LLC 10990 Wilshire Boulevard, Suite 1410 Los Angeles, CA 90024	6,947,794	8.87%
Batavia Holdings Limited (5) 19/F, Seaview Commercial Building, 21-24 Connaught Road West, Hong Kong	5,854,753	7.5%
Robert Brooke (6)	4,440,008	5.7%

Directors and executive officers:
Anthony Cataldo (7)	3,541,750	4.5%
Martin Schroeder (8)	1,100,000	1.42%
Michael Handelman (9)	541,750	*
Dr. L. Stephen Coles (10)	145,825	*
Dr. William Andrews (11)	250,000	*
Merrill A. McPeak (12)	301,650	*
David Voyticky (13)	580,000	*
Hans Bishop (14)	66,660	*
All directors and executive officers as a group (8 persons) (15)	6,530,935	7.6%

* - less than 1%.

(1)	Applicable percentage ownership is based on 78,293,095 shares of common stock outstanding at March 27, 2012. The number of shares of common stock owned are those “beneficially owned” as determined under the rules of the Securities and Exchange Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within sixty (60) days through the exercise of any option, warrant or right.

(2)	Holdings include those reported on Schedule 13D filed with the SEC on February 10, 2011 plus vested warrants to purchase 1,500,000 shares of common stock. Anshuman Dube, the manager of Theorem Group, exercises dispositive and voting control with respect to the shares held by Theorem Group.

(3)	Holdings were reported on Schedule 13G filed with the SEC on October 21, 2011.

(4)	Holdings include shares owned, as reported on Schedule 13G/A filed with the SEC on February 15, 2012, plus a vested warrants to purchase 1,500,000 shares of common stock. Does not include 3,250,001 shares issuable upon the exercise of outstanding warrants and 1,600,000 shares issuable upon the conversion of $2,000,000 of our 7% Tranche A Senior Unsecured Convertible Notes and Tranche B Senior Unsecured Convertible Notes. On December 30, 2011, Bristol Investment Fund agreed with the Company that it will not exercise any of these warrants or convert any of these convertible promissory notes, if such exercise/conversion would result in Bristol Investment Fund owning beneficially more than 4.99% of the outstanding shares of our common stock as determined under Section 13(d) of the Securities Exchange Act of 1934 (Bristol Investment Fund may, upon not less than 61 days prior notice, elect to change the 4.99% limitation to 9.99%). Paul Kessler exercises dispositive and voting control with respect to the shares held by Bristol Investment Fund.

(5)	Holdings were reported on Schedule 13G filed with the SEC on December 20, 2010. Janny Onggara has the power to vote, or to direct the vote, and to dispose of, or to direct the disposition of, the securities held by Batavia, in her capacity as Batavia’s Director and sole shareholder.

(6)	Holdings were reported on Schedule 13D/A filed with the SEC on May 12, 2011. Mr. Brooke resigned as the Company’s President, Chief Executive Officer and as a member of the Company’s Board of Directors on February 7, 2011. Pursuant to an advisory agreement, Mr. Brooke agreed to submit for cancellation 1,500,000 shares of the Company’s common stock that he owned.

(7)	Includes 3,000,000 shares of common stock and options to purchase 541,750 shares of common stock that are exercisable currently or within 60 days of March 27, 2012. Does not include 3,501,455 shares of common stock owned by Ines Garcia, Mr. Cataldo’s wife. Mr. Cataldo disclaims beneficial ownership of Ms. Garcia’s shares.

(8)	Consists of shares of common stock owned by Emmes Group, Inc. Mr. Schroeder is the Executive Vice President and Managing Director of the Emmes Group Consulting, LLC.

(9)	Consists of options to purchase 541,750 shares of common stock that are exercisable currently or within 60 days of March 27, 2012.

(10)	Consists of options to purchase 145,825 shares of common stock that are exercisable currently or within 60 days of March 27, 2012.

(11)	Consists of options to purchase 250,000 shares of common stock that are exercisable currently or within 60 days of March 27, 2012.

(12)	Includes 10,000 shares of common stock and options to purchase 291,650 shares of common stock that are exercisable currently or within 60 days of March 27, 2012.

(13)	Consists of options to purchase 580,000 shares of common stock that are exercisable currently or within 60 days of March 27, 2012.

(14)	Consists of options to purchase 66,660 shares of common stock that are exercisable currently or within 60 days of March 27, 2012.

(15)	Includes 4,010,000 shares of common stock and options to purchase 2,520,935 shares of common stock that are exercisable currently or within 60 days of March 27, 2012.

Equity Compensation Plan Information

On October 14, 2011, the Board of Directors, based upon the approval and recommendation of the Compensation Committee, approved by unanimous written consent the Company’s 2011 Equity Incentive Plan and form of option agreements for grants under the 2011 Plan.

As of December 31, 2011, the Company had not adopted an equity compensation plan that it had submitted to the stockholders. The following table summarizes, as of December 31, 2011, (i) the number of shares of our common stock that are issuable under our equity compensation plans upon the exercise of outstanding options, warrants and other rights, (ii) the weighted-average exercise price of such options, warrants and rights, and (iii) the number of securities remaining available for future issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by stockholders	–	–	–

Equity compensation plans not approved by stockholders	9,275,000 (1)	$1.085	12,225,000
Total	9,275,000		12,225,000

(1)      Does not include options to purchase a total of 2,600,000 shares that we agreed to grant to a consultant and an employee in 2011, but which options have not yet been granted by our Board of Directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Our Board of Directors is responsible for reviewing and approving, as appropriate, all transactions with related persons. Transactions between us and one or more related persons, including directors, officers or significant shareholders, may present risks or conflicts of interest or the appearance of conflicts of interest. It is understood, however, that certain relationships or transactions may arise that would be deemed acceptable and appropriate so long as there is full disclosure of the interest of the related parties in the transaction and review and approval by disinterested directors to ensure there is a legitimate business reason for the transaction and that the transaction is fair to us and our stockholders. While we do not have a formal written policy with respect to the approval of related party transactions, it is the policy of the Board of Directors that all related party transactions are approved by a majority of the disinterested directors, after disclosure to such directors of all material terms of the transactions, and all the material facts as to the related person’s direct or indirect interest in, or relationship to, the related person transaction.

Emmes Group Consulting LLC. Effective as of February 15, 2011, we entered into a consulting agreement with Emmes Group Consulting LLC, a strategic business consulting firm (“Emmes”). Mr. Schroeder, one of this company’s directors and is an Executive Vice President and Managing Director of Emmes and the Emmes Group, Inc. Under the consulting agreement, Emmes agreed to assist and advise us with respect to the development of an overall strategic business plan, the identification of in-licensing therapeutic opportunities, and raising debt and equity capital. In consideration for the foregoing consulting services, we issued to Emmes a ten-year warrant to purchase up to 100,000 shares of our common stock at an exercise price of $1.26 per share. In addition, we agreed to pay Emmes $10,000 per month. The initial term of the consulting agreement expired on May 15, 2011, but continued in accordance with the terms of the consulting agreement for an unspecified term until terminated at any time by either party with or without cause.

Effective August 1, 2011, we amended the consulting agreement to increase the monthly consulting fee to $20,000, commencing as of July 11, 2011. The amendment also extended the term of the consulting agreement December 31, 2011, but continued in accordance with the terms of the consulting agreement for an unspecified term until terminated at any time by either party with or without cause.

On February 12, 2012, we entered into a Second Amendment to the Consulting Agreement engaging the Emmes Group as our senior contractor and project manager responsible for the overall management of the design, development, implementation, and installation of our corporate and regulatory compliant information technology infrastructure and systems. The Second Amendment provides that the term of the consulting agreement shall continue until December 31, 2015. If Emmes continues to provide consulting services for the company after December 31, 2015, the engagement shall continue for an unspecified term until terminated at any time by either party with or without cause. Under the Second Amendment, the consulting fee increased from $20,000 per month to $60,000 per month.

As of December 31, 2011, we have paid Emmes a total of $150,000 in consulting fees (in addition to the grant of the warrant for the purchase of 100,000 shares).

On August 22, 2011, Anthony Cataldo, our Chief Executive Officer, sold 1,000,000 shares of his Genesis common stock to Emmes for $1,000 in a private transaction. On August 22, 2011, the closing sales price of our common stock as listed on the OTC Bulletin Board was $1.13 per share. In order to deliver the shares to Emmes, on August 24, 2011, we instructed our transfer agent to issue 1,000,000 shares of our common stock to Emmes. It was Mr. Cataldo’s intention to deliver 1,000,000 shares of his Genesis common stock to us for cancellation to offset the 1,000,000 shares we issued to Emmes on his behalf. However, Mr. Cataldo did not return the 1,000,000 shares to us for cancellation until March 12, 2012. As a result, the number of shares that were outstanding during the period between August 22, 2011 and March 12, 2012, including the number of shares we reported as being outstanding in our Form 10-Q for the quarter ended September 30, 201, was overstated by 1,000,000 shares. Furthermore, the Form 10-Q for the quarter ended September 30, 2011 incorrectly stated that on August 22, 2011, we issued to Emmes 1,000,000 shares of common stock for consulting services, which shares were valued at $1,040,000 based on the trading price of our common stock at the date. These shares were transferred to Emmes by Mr. Cataldo, and were not transferred as compensation paid under a consulting agreement with this company. The value of the shares sold to Emmes was reflected as a compensation expense for the Company on its accompanying statement of operations for the year ended December 31, 2011.

Theorem Group, LLC Effective February 15, 2011, we entered into a consulting agreement with Theorem Group, LLC (“Theorem”), a strategic business consulting firm. Under the consulting agreement, Theorem agreed to advise us with respect to our field of interest and business, and strategic and commercial matters related to Theorem’s expertise. In consideration for the foregoing consulting services, we agreed to pay of $2,500 per month for the twelve month term. In 2011, we paid Theorem a total of $26,500 in consulting fees.

Effective July 15, 2011, we entered into a second consulting agreement with Theorem, whereby Theorem agreed to assist us with general corporate activities including but not limited to strategic and financial planning; management and business operations; financial projections and investor presentation materials; and any other consulting or advisory services which the Company reasonably requested over the course of the initial six month term of the agreement. In consideration for the foregoing services, we issued to Theorem a five-year warrant to purchase up to 1,500,000 shares of common stock at an exercise price of $1.50 per share. This warrant contains full ratchet anti-dilution protection for any sales of common stock, or common stock equivalents, at a price of less than $1.50 per share, and can be exercised on a cash-less basis after July 15, 2012 if there is no effective registration statement registering the resale of the underlying warrant shares.

In addition, we currently rent an office in Westwood, California, from Theorem and have the right to use certain other office facilities pursuant to an unwritten month-to-month facilities sharing arrangement with Theorem for $5,000 per month. In 2011, we paid Theorem a total of $52,500 in cash for the use of these facilities.

As of February 29, 2012, Theorem beneficially owned approximately 9.9% of our common stock.

Bristol Capital, LLC. Effective July 15, 2011, we entered into a consulting agreement with Bristol Capital, LLC (“Bristol”), a strategic business consulting firm. Under the consulting agreement, Bristol agreed to assist us with general corporate activities including but not limited to strategic and financial planning; management and business operations; financial projections and investor presentation materials; and any other consulting or advisory services which the Company reasonably requests over the course of the initial six month term of the agreement. In consideration for the foregoing services, we issued to Bristol a five-year warrant to purchase up to 1,500,000 shares of common stock at an exercise price of $1.50 per share. This warrant contains full ratchet anti-dilution protection for any sales of common stock, or common stock equivalents, at a price of less than $1.50 per share, and can be exercised on a cash-less basis after July 15, 2012 if there is no effective registration statement registering the resale of the underlying warrant shares. Effective September 1, 2011, we entered into an addendum to the consulting agreement with Bristol to pay Bristol an additional $100,000 in cash.

As of February 29, 2012, Bristol Capital, LLC and its affiliates beneficially owned approximately 8.87% of our common stock.

Oxis International, Inc. After our prior officers and directors were replaced in February 2011, we commenced a re-evaluation of our anti-CD55+ therapeutic antibody technologies, and commenced an investigation of other potential products that we could develop and commercialize. In connection with this investigation, among other possible transactions, we entered into negotiations with Oxis International, Inc., a Delaware corporation, to license certain know-how related to the manufacture and production of an approved veterinary and human pharmaceutical product (NAD/NADA 0045-863) known as Palosein (veterinary) and Orgotein (human). As part of the license negotiations, we provided Oxis with a $50,000 refundable advance against the initial cash licensing fee. We have terminated our discussions with Oxis, but the $50,000 advance has not yet been refunded. At the time we initiated our discussions with Oxis International, Inc., our Chief Executive Officer/Director was the Chairman of the Board of Oxis, and our Chief Financial Officer/Director also was the Chief Financial Officer of Oxis. Messrs. Cataldo and Handelman resigned their respective positions with Oxis on October 25, 2011.

Director Independence

We believe that Hans Bishop, David Voyticky, Merrill A. McPeak, Dr. L. Stephen Coles and Dr. William Andrews qualify as “independent directors” as under the Nasdaq Stock Market’s listing standards.

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

Item 14. Principal Accounting Fees and Services.

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Weinberg & Company, our independent registered public accountants for the fiscal years ended December 31, 2011 and December 31, 2010.

	Year Ended December 31, 2011		Year Ended December 31, 2010
Audit Fees		$128,175		$43,389
Audit-Related Fees		–		–
Tax Fees		–		–
All Other Fees		–		–
	$		$

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

We do not have an independent audit committee and the full Board of Directors, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. Our Board of Directors has considered whether the provision of the services described above for the fiscal years ended December 31, 2011 and 2010, is compatible with maintaining the auditor’s independence.

All audit and non-audit services that may be provided by our principal accountant to us require pre-approval by the Board of Directors. Further, our auditor shall not provide those services to us specifically prohibited by the SEC, including bookkeeping or other services related to the accounting records or financial statements of the audit client; financial information systems design and implementation; appraisal or valuation services, fairness opinion, or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions; human resources; broker-dealer, investment adviser, or investment banking services; legal services and expert services unrelated to the audit; and any other service that the Public Company Accounting Oversight Board determines, by regulation, is impermissible.

PART IV

Item 15.          Exhibits, Financial Statements Schedules.

The Company’s financial statements and related notes thereto are listed and included in this Annual Report beginning on page F-1. The following exhibits are filed with, or are incorporated by reference into, this Annual Report.

EXHIBIT INDEX

Exhibit	Description
2.1	Agreement and Plan of Merger between Freight Management Corp. (renamed Genesis Biopharma, Inc.) and Genesis Biopharma, Inc. dated March 15, 2010 (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on March 19, 2010).
2.2	Asset Purchase Agreement among Freight Management Corp. (renamed Genesis Biopharma, Inc.), Genesis Biopharma, Inc., Hamilton Atlantic and the other signatories thereto dated March 15, 2010 (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on March 19, 2010).
3.1	Articles of Incorporation filed with the Nevada Secretary of State on September 7, 2007 (incorporated herein by reference to the Registrant’s Registration Statement on Form SB-2 filed with the Commission on January 29, 2008).
3.2	Articles of Merger filed with the Nevada Secretary of State on March 15, 2010 (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on March 19, 2010).
3.3	Certificate of Change to Articles of Incorporation filed with the Nevada Secretary of State on March 15, 2010 (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on March 19, 2010).
3.4	Bylaws (incorporated herein by reference to the Registrant’s Registration Statement on Form SB-2 filed with the Commission on January 29, 2008 ).
4.1	Form of Series A Common Stock Purchase Warrant dated September 17, 2010 (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on September 23, 2010).
4.2	Form of Series B Common Stock Purchase Warrant dated September 17, 2010 (incorporated herein by reference to the Registrant’s Form 8-K/A filed with the Commission on July 2, 2010).
4.3	Form of Warrant for Consulting Services issued to Emmes Group
4.4	Form of Class “C” Warrant (incorporated herein by referenced to the Registrant’s Form 8-K filed with the Commission on April 22, 2011).
4.5	Form of Warrant dated July 15, 2011 issued to Bristol Capital, LLC and Theorem Group, LLC
4.6	Form of seven (7%) percent senior convertible note effective July 27, 2011 as issued by Genesis Biopharma Inc. to selling stockholders (incorporated herein by referenced to the Registrant’s Form 8-K filed with the Commission on July 29, 2011).
4.7	Form of seven (7%) percent senior convertible note effective July 27, 2011 as issued by Genesis Biopharma Inc. to selling stockholders (incorporated herein by referenced to the Registrant’s Form 8-K filed with the Commission on July 29, 2011).
4.8	Form of Warrant as issued to selling stockholders effective July 27, 2011 (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on July 29, 2011).
4.9	Form of Traunch B seven (7%) percent senior convertible note as issued by Genesis Biopharma Inc. to selling stockholders (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on July 29, 2011).

4.10	Form of Traunch B Warrant as issued by Genesis Biopharma Inc. to selling stockholders (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on July 29, 2011).
4.11	Form of Placement Agent Warrant as issued to Cannacord Genuity, Inc. and Cowen and Company, Inc. effective July 27, 2011 (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on July 29, 2011).
4.12	Amendment No. 1 to Tranche A Unsecured Convertible Notes and Tranche B Senior Unsecured Convertible Notes (incorporated herein by referenced to the Registrant’s Form 8-K filed with the Commission on December 5, 2011).
4.13	Amendment No. 1 Tranche A Warrants to Purchase Common Stock and Tranche B Warrants to Purchase Common Stock (incorporated herein by referenced to the Registrant’s Form 8-K filed with the Commission on December 5, 2011).
4.14	Amendment No. 2 to Tranche A Unsecured Convertible Notes and Tranche B Senior Unsecured Convertible Notes (incorporated herein by referenced to the Registrant’s Form 8-K/A filed with the Commission on December 22, 2011).
4.15	Amendment No. 2 Tranche A Warrants to Purchase Common Stock and Tranche B Warrants to Purchase Common Stock (incorporated herein by referenced to the Registrant’s Form 8-K/A filed with the Commission on December 22, 2011).
4.16	Amendment No. 3 to Tranche A Unsecured Convertible Notes and Tranche B Senior Unsecured Convertible Notes (incorporated herein by referenced to the Registrant’s Form 8-K/A filed with the Commission on January 10, 2011).
4.17	Amendment No. 3 Tranche A Warrants to Purchase Common Stock and Tranche B Warrants to Purchase Common Stock
4.18	Amendment No. 4 to Tranche A Unsecured Convertible Notes and Tranche B Senior Unsecured Convertible Notes
4.19	Amendment No. 4 Tranche A Warrants to Purchase Common Stock and Tranche B Warrants to Purchase Common Stock (incorporated herein by referenced to the Registrant’s Form 8-K/A filed with the Commission on March 6, 2011).
4.20	Amendment No. 5 to Tranche A Unsecured Convertible Notes and Tranche B Senior Unsecured Convertible Notes (incorporated herein by referenced to the Registrant’s Form 8-K/A filed with the Commission on February 6, 2011).
4.21	Amendment No. 6 to Tranche A Unsecured Convertible Notes and Tranche B Senior Unsecured Convertible Notes (incorporated herein by referenced to the Registrant’s Form 8-K/A filed with the Commission on March 6, 2011).
10.1	Genesis Biopharma, Inc. 2010 Equity Compensation Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).
10.2	Form of Stock Option Agreement for grants under the Genesis Biopharma Inc 2010 Equity Incentive Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).
10.3	Genesis Biopharma, Inc. 2011 Equity Compensation Plan (incorporated herein by referenct to Registrant’s Form 8-K filed with the Commission on October 20, 2011)
10.4	Form of ISO Stock Option Agreement for grants under the Genesis Biopharma Inc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed with the Commission on October 20, 2011).
10.5	Form of NQSO Stock Option Agreement for grants under the Genesis Biopharma Inc. 2011 Equity Incentive Plan (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on October 20, 2011).
10.6	Patent and Know How License between Cancer Research Technology Limited and Genesis Biopharma, Inc. (formerly Freight Management Corp.) dated March 15, 2010 (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on March 19, 2010)
10.7	Form of Private Placement Subscription Agreement dated September 17, 2010 (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on September 23, 2010).
10.8	Form of Private Placement Subscription Agreement dated October 22, 2010 (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on October 28, 2010).

10.9	Form of Private Placement Subscription Agreement dated December 28, 2010 (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on January 3, 2011).
10.10	Consulting Agreement, dated February 15, 2011, by and between Emmes Group and Genesis Biopharma, Inc., Amendment No. 1, dated ____, 2011, Amendment No. 2, dated February 12, 2012.
10.11	Consulting Agreement, dated February __, 2012, between Theorem and Genesis Biopharma, Inc.
10.12	Form of Securities Purchase Agreement, dated April 17, 2011(incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on April 22, 2011).
10.13	Consulting Agreement dated July 15, 2011, between Theorem and Genesis Biopharma, Inc.
10.14	Consulting Agreement dated July 15, 2011, between Bristol and Genesis Biopharma, Inc. Addendum No. 1, dated ____, 2011
10.15	Form of Securities Purchase Agreement effective July 27, 2011 between Genesis Biopharma, Inc. and selling stockholders (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on July 29, 2011).
10.16	Form of Escrow Agreement between Genesis Biopharma Inc. and the selling stockholders effective July 27, 2011 (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on July 29, 2011).
10.17	Form of Registration Rights Agreement between Genesis Biopharma Inc. and the selling stockholders effective July 27, 2011 (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on July 29, 2011).
10.18	Patent License Agreement between the Company and the National Institutes of Health effective October 5, 2011 (incorporated herein by reference to the Registrant’s Form 8-K/A filed with the Commission on December 13, 2011).*
10.19	Cooperative Research and Development Agreement for Intramural-PHS Clinical Research, dated August 5, 2011, between the U.S. Department of Health and Human Services, as represented by the National Cancer Institute and the Company. (incorporated herein by reference to the Registrant’s Form 8-K/A (No.2) filed with the Commission on November 29, 2011).
10.20	Employment Agreement dated as of May 1, 2011 between the Company and Anthony J. Cataldo (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on October 20, 2011).
10.21	Employment Agreement dated as of May 1, 2011 between the Company and Michael Handelman (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on October 20, 2011).
10.22	Lonza Walkersville Inc. Letter of Intent with Genesis Biopharma Inc. effective November 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 21, 2011).
10.24	Manufacturing Service Agreement, dated December __, 2011, by and between Lonza Walkersville and Genesis Biopharma, Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101	The following financial information from the Annual Report on Form 10-K of Genesis Biopharma, Inc. for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of December 31, 2011, and 2010; (2) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009; (3) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010, and 2009; (4) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010, and 2009; (5) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (6) Notes to Financial Statements

* Certain portions of the Exhibit have been omitted based upon a request for confidential treatment filed by us with the Commission. The omitted portions of the Exhibit have been separately filed by us with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESIS BIOPHARMA, INC.

Date: March 29, 2012	By:	/s/ Anthony Cataldo
		Name:	Anthony Cataldo
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony Cataldo	Chief Executive Officer (Principal Executive	March 29, 2012
Anthony Cataldo	Officer) and Director

/s/ Michael Handelman	Secretary, Chief Financial Officer and	March 29, 2012
Michael Handelman	Treasurer (Principal Financial Officer and Principal Accounting Officer)

	Director	March 29, 2012
Martin Schroeder

/s/ L. Stephen Coles	Director	March 29, 2012
L. Stephen Coles, M.D., Ph.D.

/s/ William Andrews	Director	March 29, 2012
William Andrews, Ph.D.

/s/ Merrill A. McPeak	Director	March 29, 2012
Merrill A. McPeak

/s/ David Voyticky	Director	March 29, 2012
David Voyticky

/s/ Hans Bishop	Director	March 29, 2012
Hans Bishop

GENESIS BIOPHARMA, INC.

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

Contents

Page

Report of Independent Registered Public Accounting Firm	F-1

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	F-2

Financial Statements

Balance Sheets as of December 31, 2011 and 2010	F-4

Statements of Operations for years ended December 31, 2011, 2010 and 2009 and for the period from September 17, 2007 (Date of Inception) through December 31, 2011	F-5

Statements of Stockholders’ Equity (Deficiency) for the period from September 17, 2007 (Date of Inception) through December 31, 2011	F-6

Statements of Cash Flows for years ended December 31, 2011, 2010 and 2009 and for the period from September 17, 2007 (Date of Inception) through December 31, 2011	F-7

Notes To Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Genesis Biopharma, Inc.

Los Angeles, CA

We have audited the accompanying balance sheets of Genesis Biopharma, Inc. (a development stage company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2011 and for the period from September 17, 2007 (date of inception) through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Biopharma, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 and for the period from September 17, 2007 (date of inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Genesis Biopharma, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 30, 2012 expressed an adverse opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is in the development stage and has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future.  The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements through the recurring sale of its debt and equity securities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Los Angeles, California

March 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Genesis Biopharma, Inc.

We have audited Genesis Biopharma, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Genesis Biopharma, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2011:

a.	The Company did not maintain an effective financial reporting organizational structure to support the complexity and operating activities of the Company resulting in a weakness in controls related to the financial statement closing process. Furthermore, the Company does not have a formalized and consistent finance and accounting policies and procedures; and

b.	The Company did not have an effective corporate governance and financial controls to ensure the completeness and accuracy of the accounting for, and the disclosure of, issuance of the Company’s securities such as shares of common stock, options and warrants.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Genesis Biopharma, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2011. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2011 financial statements and this report does not affect our report dated March 30, 2012, which expressed an unqualified opinion on those financial statements.

F-2

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Genesis Biopharma, Inc. has not maintained, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

WEINBERG & COMPANY, P.A.

Los Angeles, California

March 30, 2012

GENESIS BIOPHARMA, INC.

(A Development Stage Company)

Balance Sheets

	December 31,	December 31,
	2011	2010

ASSETS

Current Assets
Cash and cash equivalents	$510,217	$1,292,469
Deposit	9,391	5,000
Prepaid expenses	4,473	3,447
Total Current Assets	524,081	1,300,916

Property and equipment, net of accumulated depreciation of $2,704	28,349	-
Intellectual property licenses, net of accumulated amortization of $217,408 and $57,372	-	160,036
Rent Deposit	16,000	-

Total Assets	$568,430	$1,460,952

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable	190,048	$30,292
Accrued expenses	221,507	-
Unsecured convertible promissory notes	5,000,000	-
Derivative liabilities	7,937,793	792,575
Total Current Liabilities	13,349,348	822,867

Commitments and contingencies

Stockholders' Equity (Deficiency)
Common stock, $0.000041666 par value; 1,800,000,000 shares authorized, 77,993,591 and 73,638,349 shares issued and outstanding, respectively	3,250	3,068
Additional paid-in capital	14,592,408	2,317,493
Accumulated deficit	(27,376,576)	(1,682,476)
Total Stockholders' Equity (Deficiency)	(12,780,918)	638,085

Total Liabilities and Stockholders' Equity (Deficiency)	$568,430	$1,460,952

The accompanying notes are an integral part of these financial statements.

GENESIS BIOPHARMA, INC.

(A Development Stage Company)

Statements of Operations

				For the Period from
				September 17, 2007
	For the Years Ended			(Date of Inception)
	December 31,			through
	2011	2010	2009	December 31, 2011

Revenues	$-	$-	$-	$-

Costs and expenses
Operating expenses (including $14,608,040, $114,016, $0 and $14,722,056 of non-cash share-based compensation costs)	19,302,721	643,929	15,772	2,021,138
Research and development	1,755,561	171,484	-	1,927,045
Impairment of intangible asset	160,036	-	-	160,036
Total costs and expenses	21,218,318	815,413	15,772	22,108,219
Loss from operations	(21,218,318)	(815,413)	(15,772)	(22,108,219)

Other income (expense)
Change in fair value of derivative liabilities	1,596,035	(229,227)	-	1,366,808
Interest expense	(151,507)	-	-	(151,507)
Amortization of discount on convertible notes	(5,000,000)	-	-	(5,000,000)
Private placement costs	(920,310)	(563,348)	-	(1,483,658)
Total other income (expense)	(4,475,782)	(792,575)	-	(5,268,357)

Net Loss	$(25,694,100)	$(1,607,988)	$(15,772)	$(27,376,576)

Net Loss Per Share, Basic and Diluted	$(0.34)	$(0.02)	$(0.00)

Weighted-Average Common Shares Outstanding, Basic and Diluted	75,923,905	65,246,250	38,100,024

The accompanying notes are an integral part of these financial statements.

GENESIS BIOPHARMA, INC.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficiency)

For the Period from September 17, 2007 (Date of Inception) through December 31, 2011

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficiency)

Initial capitalization, sale of common stock to directors, September 17, 2007	12,660,024	$528	$7,472	$-	$8,000

Private placement, closed December 31, 2007	25,440,000	1,060	51,940	-	53,000

Net loss	-	-	-	(58,716)	(58,716)

Balance - December 31, 2008	38,100,024	1,588	59,412	(58,716)	2,284

Net loss	-	-	-	(15,772)	(15,772)

Balance - December 31, 2009	38,100,024	1,588	59,412	(74,488)	(13,488)

Common stock sold in private placement at $0.03125 per share, March 2010	12,799,968	533	364,467	-	365,000

Common stock issued for intellectual property, March 2010	20,960,016	873	216,535	-	217,408

Common stock sold in private placement at $0.75 per share, September 2010	933,341	39	699,961	-	700,000

Common stock sold in private placement at $1.00 per share, October 2010	250,000	10	249,990	-	250,000

Common stock sold in private placement at $1.00 per share, December 2010	595,000	25	594,975	-	595,000

Forgiveness of debt by director	-	-	18,137	-	18,137

Fair value of vested stock options	-	-	114,016	-	114,016

Net loss	-	-	-	(1,607,988)	(1,607,988)

Balance - December 31, 2010	73,638,349	3,068	2,317,493	(1,682,476)	638,085

Common stock sold in private placement at $1.00 per share, January 2011	45,000	2	44,998	-	45,000

Common stock and warrant sold in private placement at $1.00 per share, April to June 2011, net of fair value of warrant derivative	850,000	35	185,669	-	185,704

Common stock issued to consultants for services	460,242	20	498,432	-	498,452

Common stock returned for cancelation	(3,000,000)	(125)	125	-	-

Fair value of common stock issued to officer for services	6,000,000	250	8,009,750	-	8,010,000

Fair value of common stock transferred to officer	-	-	702,037	-	702,037

Fair value of common stock transferred from CEO to a director	-	-	1,040,000	-	1,040,000

Fair value of vested stock options and warrants	-	-	1,793,904	-	1,793,904

Net loss	-	-	-	(25,694,100)	(25,694,100)

Balance - December 31, 2011	77,993,591	$3,250	$14,592,408	$(27,376,576)	$(12,780,918)

The accompanying notes are an integral part of these financial statements.

GENESIS BIOPHARMA, INC.

(A Development Stage Company)

Statements of Cash Flows

				For the Period from
				September 17, 2007
	For the Years Ended			(Date of Inception)
	December 31,			through
	2011	2010	2009	December 31, 2011

Cash Flows From Operating Activities
Net loss	$(25,694,100)	$(1,607,988)	$(15,772)	$(27,376,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,704	58,597	1,332	64,076
Impairment of intangible asset	160,036	-	-	160,036
Fair value of vested stock options and warrants	1,793,904	114,016	-	1,907,920
Fair value of derivative liability recorded upon issuance of warrants	2,563,647	-	-	2,563,647
Amortization of discount on convertible notes	5,000,000	-	-	5,000,000
Private placement costs	920,310	563,348	-	1,483,658
Change in fair value of derivative liabilities	(1,596,035)	229,227	-	(1,366,808)
Common stock issued to officer for services	8,010,000	-	-	8,010,000
Common stock issued for services	498,452	-	-	498,452
Fair value of common stock transferred to officer and director	1,742,037	-	-	1,742,037
Write off of advances to related party	50,000	-	-	50,000
Changes in assets and liabilities:
Deposit	(4,391)	(4,850)	-	(9,391)
Prepaid expenses	(1,026)	(3,447)	-	(4,473)
Other assets	(16,000)	-	-	(16,000)
Accounts payable and accrued liabilities	381,263	30,292	(8)	411,555
Net Cash Used In Operating Activities	(6,189,199)	(620,805)	(14,448)	(6,881,867)

Cash Flows From Investing Activities
Property and equipment	(31,053)	-	-	(35,053)
Advances to related party	(50,000)	-	-	(50,000)
Net Cash Used In Investing Activities	(81,053)	-	-	(85,053)

Cash Flows From Financing Activities
Proceeds from the issuance of convertible notes, net	4,615,000	-	-	4,615,000
Proceeds from the issuance of common stock	873,000	1,910,000	-	2,844,000
Due to director	-	(4,983)	19,800	18,137
Net Cash Provided By Financing Activities	5,488,000	1,905,017	19,800	7,477,137
Net Increase (Decrease) In Cash And Cash Equivalents	(782,252)	1,284,212	5,352	510,217
Cash and Cash Equivalents, Beginning Of Year	1,292,469	8,257	2,905	-
Cash and Cash Equivalents, End Of Year	$510,217	$1,292,469	$8,257	$510,217

Supplemental Disclosures of Cash Flow Information:
Derivative liability recorded upon issuance of convertible notes and warrants	$5,535,310	$-	$-	$5,535,310
Derivative liability recorded as offering cost	642,296	-	-	642,296
Common stock issued for intellectual property	-	217,408	-	217,408
Forgiveness of debt by director, treated as contribution of capital	-	18,137	-	18,137

The accompanying notes are an integral part of these financial statements.

GENESIS BIOPHARMA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2011, 2010 and 2009

and for the Period September 17, 2007 (Inception) to December 31, 2011

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Genesis Biopharma, Inc. (the Company) was originally incorporated under the laws of the state of Nevada on September 17, 2007. The Company has had limited operations, is considered a development stage company, and has had no revenues from operations to date.

The Company’s initial operations included organization, capital formation, target market identification, new product development and marketing plans. As a result of the acquisition of the assets related to the Anti-CD55 Antibody Program and the License Agreement (see Notes 3 and 8),the Company has become a biopharmaceutical company engaged in the development and commercialization of drugs and other clinical solutions for underserved diseases, including metastatic cancers and lethal infectious diseases.

On March 15, 2010, the Company (then named Freight Management Corp.) and Genesis Biopharma, Inc., a Nevada corporation and newly formed merger subsidiary wholly owned by the Company (“Merger Sub”), consummated a merger transaction (the “Merger”) whereby Merger Sub merged into the Company, with the Company as the surviving corporation.  The Company and Merger Sub filed the Articles of Merger on March 15, 2010 with the Secretary of State of Nevada, along with the Agreement and Plan of Merger entered into by the two parties effective as of March 15, 2010 (the “Merger Agreement”).  The Merger Agreement and the Articles of Merger provided for an amendment of the Company’s Articles of Incorporation, which changed the Company’s name to “Genesis Biopharma, Inc.” effective as of March 15, 2010.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not had significant revenue and is still considered to be in the development stage. As shown in the accompanying financial statements, the Company has incurred net losses of $25,694,100 and $1,607,988 for the years ended December 31, 2011 and 2010, respectively and has used $6,189,199 and $620,805 of cash in its operating activities during the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, the Company has a stockholders’ deficiency of $12,780,918 and has a working capital deficiency of $4,887,474 (excluding our derivative liability). The Company has cash and cash equivalents of $510,217 at December 31, 2011. In addition, as described in Note 4, the Company has convertible notes of $5 million that are due March 30, 2012. As of the date of this Annual Report, the Company does not have sufficient funds to repay the Notes on their current maturity date. As a result, unless the Note holders elect to convert their Notes or unless the Company either obtains at least $5,000,000 of new funding by the maturity date of the Notes or obtains an extension of the maturity date of the Notes, the Company will be in default on its payment obligations under the Notes. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve sustainable revenues and profitable operations. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties. At December 31, 2011, the Company has not yet commenced any revenue-generating operations and is dependent on debt and equity funding to finance its operations.

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

GENESIS BIOPHARMA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2011, 2010 and 2009

and for the Period September 17, 2007 (Inception) to December 31, 2011

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Earnings per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the years ended December 31, 2011, 2010 and 2009, the calculations of basic and diluted loss per share are the same because inclusion of potential dilutive securities in the computation would have an anti-dilutive effect due to the net losses.

The potentially dilutive securities at December 31, 2011 consist of options to acquire 9,275,000 shares of the Company’s common stock, warrants to acquire 9,680,022 shares of the Company’s common stock, and 4,000,000 shares of common stock issuable upon the conversion of the unsecured convertible promissory notes.  The potentially dilutive securities at December 31, 2010 consist of options to acquire 1,150,000 shares of the Company’s common stock and warrants to acquire 1,050,022 shares of the Company’s common stock.  There were no potentially dilutive securities at December 31, 2009.

Fair Value of Financial Instruments

The Company uses various inputs in determining the fair value of certain assets and liabilities and measures these on a recurring basis. Financial assets and liabilities recorded at fair value in the balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value. Authoritative guidance provided by the Financial Accounting Standards Board (the “FASB”) defines the following levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these financial assets and liabilities:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

Level 3—Unobservable inputs based on the Company's assumptions.

The following table presents liabilities of the Company that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy.

	December 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative liabilities	$-	$7,937,793	$-	$7,937,793	$-	$792,575	$-	$792,575

Derivative financial instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For stock-based derivative financial instruments, the Company uses probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

GENESIS BIOPHARMA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2011, 2010 and 2009

and for the Period September 17, 2007 (Inception) to December 31, 2011

Intangible Assets

The Company records intangible assets in accordance with guidance of the Financial Accounting Standard Board (“FASB”).  Intangible assets consist mostly of intellectual property rights that were acquired from an affiliated entity and recorded at their historical cost, and amortized over a three year life.  The Company reviews intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life.  If the carrying value of the assets is determined not to be recoverable, the Company records an impairment loss equal to the excess of the carrying value over the fair value of the assets.  The Company’s estimate of fair value is based on the best information available.   If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.  As further described in Note 3, based upon management’s annual assessment, the Company recorded an impairment loss in the amount of the remaining carrying value of its intangible assets of $160,036 as of December 31, 2011. No impairment was recorded on intangible assets for the year ended December 31, 2010.

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

GENESIS BIOPHARMA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2011, 2010 and 2009

and for the Period September 17, 2007 (Inception) to December 31, 2011

Recent Accounting Pronouncements

In May 2011, the FASB issued updated accounting guidance which amends the disclosure of fair value measurements to help achieve common fair value measurement and disclosure requirements in generally accepted accounting principles for the United States and in international financial reporting standards. This new guidance does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The updated standard is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the new standard as required. The updated guidance will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued new accounting guidance regarding the presentation of comprehensive income. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the new standard as required. The new guidance will have no affect on the Company’s results of operations, financial condition or liquidity.

In September 2011, the FASB issued updated accounting guidance related to testing goodwill for impairment. This updated guidance simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process. The new guidance also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is currently evaluating the affects adoption of this new standard may have on its goodwill impairment testing.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3.  INTELLECTUAL PROPERTY LICENSES

Effective March 15, 2010, the Company entered into a purchase agreement with Hamilton Atlantic, a Cayman Islands company (“Hamilton”), whereby Hamilton sold, and the Company acquired, all of Hamilton’s rights, title and interest to certain assets related to the development and commercialization of biotechnology drugs, primarily anti-CD55 antibodies (the “Anti-CD55 Antibody Program”), including certain patents, patent applications, materials, and know-how.  The Anti-CD55 Antibody Program consisted of antibodies that could be developed and commercialized for the treatment of cancer.  As consideration, the Company agreed to issue to Hamilton 20,960,016 shares of the Company’s common stock.   The Company valued the shares issued to Hamilton at $217,408, which was based upon the historical cost initially paid by Hamilton to acquire the intellectual property rights from an unrelated third party. The intellectual property rights are being amortized over a three year life.

On October 5, 2011, the Company decided to terminate its efforts to develop anti-CD55+ antibodies for the treatment of cancer. As a result, the Company terminated its exclusive license agreement, and will return all rights thereunder to certain patents and patent applications. As a consequence of this action, the Company recorded an impairment loss in the amount of the remaining carrying value of its intangible assets of $160,036 as of December 31, 2011.

GENESIS BIOPHARMA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2011, 2010 and 2009

and for the Period September 17, 2007 (Inception) to December 31, 2011

Amortization expense related to the intellectual property licenses was $57,372 during the year ended December 31, 2010 (none in year ended December 31, 2009).

NOTE 4. UNSECURED CONVERTIBLE PROMISSORY NOTES AND WARRANTS

Effective July 27, 2011 the Company completed an offering of $5,000,000 of its convertible notes and warrants to acquire 4,000,000 shares of the Company’s common stock. Under the terms of the offering, the investors entered into a securities purchase agreement with the Company whereby the investor received notes that were originally scheduled to mature on November 30, 2011 and which are convertible into shares of the Company’s common stock at a conversion price of $1.25 per share, subject to adjustment. The terms of the notes have been amended to extend the maturity date to December 19, 2011, then to extend the maturity date to January 5, 2012, and subsequently to March 30, 2012. Management believes that additional extensions will be secured, as needed. However, management can give no assurance that such extensions will be received, and the loans may go in default as of that date. The investors also received warrants that have a term of five years and are exercisable at $1.25 per share, subject to adjustment. Interest on the notes accrues at 7% per annum and is due on the maturity date of the notes. The notes also contain a redemption feature whereby the Company can force conversion in the event its common stock trades at 200% of the conversion price for twenty consecutive trading days with a minimum daily trading volume of 100,000 shares. Net proceeds to the Company from the issuance of the convertible notes and warrants was $4,615,000 after placement and other direct closing costs.

As of the date of this Annual Report, the Company does not have sufficient funds to repay the Notes on their current maturity date. As a result, unless the Note holders elect to convert their Notes or unless the Company either obtains at least $5,000,000 of new funding by the maturity date of the Notes or obtains an extension of the maturity date of the Notes, the Company will be in default on its payment obligations under the Notes. Upon a default, the interest rate on the Notes increases to 15% per annum, and the holders of the Notes have the right to demand that the Company immediately redeem all of the Notes at a price that is the greater than the outstanding balance of the Notes. In general, the investors may demand that the Notes be redeemed at a price equal to the greater of (i) 125% of the outstanding balance of the Notes, or (ii) an amount based on 135% of the greatest closing sale price of the Company’s common stock during the period beginning on the date of default until the redemption demand. A default will also permit the holders of the Notes to pursue collection actions against the Company.

As a part of the offering, the Company also entered into an escrow agreement. Under the terms of the securities purchase agreement, the offering closed in two equal traunches.  With the completion of the offering, the Company received gross proceeds of $2,500,000. The escrow agreement provided that the remaining $2,500,000 be placed into escrow.  The escrow agreement provided that the remaining proceeds could be released to the Company following the Company signing a worldwide nonexclusive license to certain intellectual property owned by the United States Government related to tumor infiltrating lymphocytes and T-cell technologies and a Cooperative Research and Development Agreement for exclusive access to additional technologies for the conduct of clinical trials prior to November 30, 2011. As further described in Note 8 to these financial statements, on October 5, 2011, the Company completed the requirements of the escrow agreement and the remaining $2,500,000 of proceeds was released to the Company.

As a part of the offering, the Company entered into a registration rights agreement which provides in part that the Company file a registration statement with the Securities and Exchange Commission (Commission) for the shares of common stock underlying the notes and warrants as issued in the offering and have the registration statement declared effective by the Commission within ninety days of the closing date of the Offering if there is no review by the Commission or within 120 days of the closing date in the event the registration statement is reviewed.  Failure to have the registration statement declared effective within the time parameters afforded or to keep the registration effective per the terms of the registration rights agreement will result in a penalty imposed on the Company of an amount in cash equal to one percent of the aggregate purchase price of such investor's registrable securities every thirty days until such time as the Company complies with the terms of the registration rights agreement. The Company filed the registration statement on Form S3 with the Commission on June 28, 2011 and the Commission declared the registration effective on December 16, 2011

GENESIS BIOPHARMA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2011, 2010 and 2009

and for the Period September 17, 2007 (Inception) to December 31, 2011

The notes and warrants contain anti-dilution protection. As such, the conversion price of the notes and the exercise price of the warrants are subject to adjustment based upon the pricing of subsequent financings undertaken by the Company, as more fully described in the securities purchase agreement, notes, and warrants.  The Company has determined that this anti-dilution reset provision caused the conversion feature to be bifurcated from the notes, treated as a derivative liability, and accounted for at its fair value. Upon issuance, the Company determined the fair value of the beneficial conversion feature was $1,844,422 and recorded a corresponding discount to the convertible notes. The Company has also determined that the anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value. Upon issuance, the Company determined the fair value of the warrants was $3,616,870 and recorded a discount of $3,155,578 to the convertible notes, and recognized the remaining amount of $461,292 as private placement costs in the statement of operations.

The total discount to the notes of $5,000,000 was amortized over the term of the notes, from July 26, 2011 through the original maturity date of November 30, 2011 and recorded as other expense under the caption “Amortization of discount on convertible notes” in the accompanying statement of operations.

In connection with this sale of convertible notes and warrants, the Company 1) incurred a placement fee of $350,000 (7% of gross proceeds of the offering), 2) issued five-year warrants to its placement agent to acquire 80,000 shares of common stock, and 3) paid $35,000 for legal and escrow services in connection with the issuance of these convertible notes and warrants. The warrants issued to the placement agent are exercisable at $1.25 per share, may be exercised on a cashless basis, and contain anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value. Upon issuance, the Company determined the fair value of the warrants was $74,018 and recorded a corresponding charge to private placement costs. The aggregate amount of the above costs was $459,018, and were considered as a cost of the private placement. Total private placement costs recorded for the issuance of convertible debentures was $920,310.

NOTE 5.  COMMON STOCK

Issuance of common stock for cash

Effective March 15, 2010, the Company sold 12,799,968 shares (post-split) of its common stock at $0.03125 per share, for an aggregate purchase price of $400,000, resulting in net proceeds to the Company of $365,000, net of offering costs. The private offering was to accredited investors pursuant to subscription agreements.  The subscription agreements granted the investors “piggy-back” registration rights with respect to the acquired shares of common stock, pursuant to which the Company agreed, in the event the Company determines to register its common stock with the Securities and Exchange Commission, that it would include the common stock as part of the registration statement registering its common stock. The securities sold by the Company in the private placement were exempt from registration under the Securities Act of 1933, as amended.

On September 17, 2010, the Company closed a private placement offering with accredited investors providing for the issuance and sale, for an aggregate purchase price of $700,000, of (i) an aggregate of 933,341 shares of the Company’s common stock, (ii) warrants to purchase an aggregate of 466,674 shares of the Company’s common stock at an exercise price of $1.00 per share and (iii) warrants to purchase an aggregate of 466,674 shares of the Company’s common stock at an exercise price of $1.25 per share. Each of the warrant agreements included an anti-dilution provision that allowed for the automatic reset of the exercise price upon any future sale of common stock instruments at or below the current exercise price. The Company considered the current FASB guidance which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuer’s control, means the instrument is not indexed to the issuer’s own stock. Accordingly, the Company determined that as the strike price of these warrants contain exercise prices that may fluctuate based on the occurrence of future offerings or events, and as such is not a fixed amount.  As a result, the Company determined that these warrants are not considered indexed to the Company’s own stock and characterized the fair value of these warrants as derivative liabilities upon issuance. The fair value of the derivative liability was determined to be $563,348 upon issuance and recorded as a cost of the private placement (see Note 7).

GENESIS BIOPHARMA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2011, 2010 and 2009

and for the Period September 17, 2007 (Inception) to December 31, 2011

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

On December 28, 2010, the Company closed a private placement offering pursuant to which it entered into private placement subscription agreements with accredited investors providing for the issuance and sale of 595,000 shares of the Company’s common stock at $1.00 per share for a total purchase price of $595,000.  The Subscription Agreements granted the investors “piggy-back” registration rights with respect to the acquired shares, pursuant to which the Company agreed, with specified exceptions, to register the shares in the event the Company determines to register its common stock with the Securities and Exchange Commission.

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

Between April and June 30, 2011, the Company completed its private placement offering and issued an aggregate of 850,000 shares of common stock for $1.00 per share, or net proceeds of $828,000 after closing costs. As an added incentive to the buyers, the Company granted a total of 850,000 warrants to the buyers that are fully vested, will expire in five years and are exercisable at $1.25 per share. Each of the warrant agreements included an anti-dilution provision that allowed for the automatic reset of the number of warrants issued and exercise price of the warrants upon any future sale of common stock or warrants at or below the current exercise price. The Company considered the current FASB guidance which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuer’s control, means the instrument is not indexed to the issuer’s own stock. Accordingly, the Company determined that as the strike price of these warrants contain exercise prices that may fluctuate based on the occurrence of future offerings or events, and as such is not a fixed amount.  As a result, the Company determined that these warrants are not considered indexed to the Company’s own stock and characterized the fair value of these warrants as an offering cost and derivative liabilities upon issuance. The aggregate value of these warrants issued was $642,296 using the probability weighted average Black-Scholes-Merton option valuation model with the following assumptions; average risk-free interest rate of 2.00%; dividend yield of 0%; average volatility of 49%; and an expected life of five years (statutory term). The warrants were accounted for as an offering cost and the entire value was deducted from additional paid-in capital.

Issuance of common stock for services

In February 2011, Robert Brook, former CEO and Richard McKilligan, former CFO entered into advisory agreements with the Company. Pursuant to the terms of the advisory agreements, Messrs. Brooke and McKilligan were each required to submit for cancellation 1,500,000 shares or a total of 3,000,000 of the Company’s common stock that they owned (see further discussion at Note 9). On May 23, 2011, Messrs. Brooke and McKilligan transferred 1,500,000 common shares each owned by them to Ines Garcia, who subsequently became the wife of Mr. Anthony Cataldo, CEO of the Company. The transfer was accounted for as additional compensation to Mr. Cataldo and the shares were valued at $1.40 per share, or $4,200,000, based upon the market price of the common stock on the date of the transfer.

GENESIS BIOPHARMA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2011, 2010 and 2009

and for the Period September 17, 2007 (Inception) to December 31, 2011

On May 6, 2011, Anthony Cataldo, the Company’s President, Chief Executive Officer and director, was granted 3,000,000 shares of the Company’s common stock as part of his executive compensation package. These shares were valued at $3,810,000 based on the trading price of the Company’s common stock at the date of the agreement.

On May 23, 2011, BC Limited, a shareholder of the Company, agreed to transfer 501,455 shares it owned to Ines Garcia, who subsequently became the wife of Mr. Anthony Cataldo, CEO of the Company. The transfer was accounted for as compensation to Mr. Cataldo and the 501,455 shares were valued at $1.40 per share, or $702,037, based upon the market price of the common stock on the date of the transfer.

From April to May 2011, the Company granted 130,000 shares of common stock for consulting services. These shares were valued at $155,000 based on the trading price of the Company’s common stock at the date of the agreement.

On August 22, 2011, Mr. Cataldo sold 1,000,000 shares of his Genesis common stock to Emmes Group Consulting LLC for $1,000 in a private transaction. In order to deliver the shares to Emmes, on August 24, 2011, the Company instructed its transfer agent to issue 1,000,000 shares of our common stock to Emmes. It was Mr. Cataldo’s intention to deliver 1,000,000 shares of his Company common stock to the Company for cancellation to offset the 1,000,000 shares that the Company issued to Emmes on his behalf. However, Mr. Cataldo did not return the 1,000,000 shares to the Company for cancellation until March 12, 2012. The transaction has been accounted for as a cost to the company. The shares were valued at $1,040,000 based on the trading price of the Company’s common stock at the date of the agreement and reflected as a consulting cost in the accompanying statement of operations for the year ended December 31, 2011. Martin Schroeder, a director of the Company, is Executive Vice President and Managing Director of the Emmes, a strategic business consulting firm.

From July through September, 2011, an additional 330,242 shares of the Company’s common stock were issued for consulting services. These shares were valued at $343,452 based on the trading price of the Company’s common stock at the date of the agreements.

NOTE 6.  STOCK OPTIONS AND WARRANTS

Options

As of October 14, 2011, the Company’s Board of Directors, based upon the approval and recommendation of the Compensation Committee, approved by unanimous written consent the Company’s 2011 Equity Incentive Plan (the “2011 Plan”) and form of option agreements for grants under the 2011 Plan. Employees, directors, consultants and advisors of the Company are eligible to participate in the 2011 Plan. The 2011 Plan was adopted to encourage selected employees, directors, consultants and advisors to improve operations, increase profitability, accept or continue employment or association with the Company through the participation in the growth in value of the common stock of the Company. The 2011 Plan will be administered by the Board of Directors or the Company’s Compensation Committee and has 18,000,000 shares of common stock reserved for issuance in the form of incentive stock options (available for issuance to employees, and only upon shareholder approval of the 2011 Plan); non-qualified options; common stock; and grant appreciation rights. No person eligible to participate in the 2011 Plan shall be granted options or other awards during a twelve month period that exceeds 5,000,000 shares. No options or stock appreciation rights may be granted after ten years of the adoption of the 2011 Plan by the Board of Directors, nor may any option have a term of more than ten years from the date of grant. The exercise price of non qualified options and the base value of a stock appreciation right shall not be less than the fair market value of the common stock on the date of grant. The exercise price of an incentive stock option shall not be less than the fair market value of the stock covered by the option at the time of grant and in instances where a grantee possesses more than 10% percent of the combined voting power of all classes of stock of the Company, the exercise price shall not be less than 110% percent of the fair market value of the common stock at the time of grant.

GENESIS BIOPHARMA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2011, 2010 and 2009

and for the Period September 17, 2007 (Inception) to December 31, 2011

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

On April 15, 2011, the Company granted options to purchase 825,000 shares of the Company’s common stock to members of its scientific advisory board at an exercise price of $1.19 per share. These options vest quarterly over 12 months from the grant date and have a five-year life. The value of these options are being estimated at the end of each reporting period, and are being amortized over the vesting period The options were estimated at $495,578 at December 31, 2011, using the Black Scholes option pricing model. The following assumptions were utilized in valuing the options: strike price of $1.19; term of five (5) years; volatility of 74%; expected dividends 0%; and discount rate of 0.84%.

On April 25, 2011, the Company granted options to purchase 200,000 shares of the Company’s common stock to a member of its corporate development advisory board at an exercise price of $1.17 per share. These options vest quarterly over 12 months from the grant date and have a ten-year life. The value of these options are being estimated at the end of each reporting period, and are being amortized over the vesting period. The options were estimated at $162,520 at December 31, 2011, using the Black Scholes option pricing model. The following assumptions were utilized in valuing the options: strike price of $1.17; term of ten (10) years; volatility of 74%; expected dividends 0%; and discount rate of 1.85%.

On October 14, 2011, with the approval and adoption of the 2011 Plan, the board of directors approved the grant of options to acquire 5,000,000 shares of common stock under the employment agreements to Messrs Cataldo and Handelman. The options have an exercise price of $1.25 per share, a term expiring May 1, 2021, and vest in equal monthly installment over the five-year term of their employment agreements. The options were valued at $4,985,500, using the Black Scholes option pricing model and are being amortized over the vesting period. The following assumptions were utilized in valuing the options: strike price of $1.25; term of ten years; volatility of 73.8%; expected dividends 0%; and discount rate of 2.26%.

GENESIS BIOPHARMA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2011, 2010 and 2009

and for the Period September 17, 2007 (Inception) to December 31, 2011

On October 14, 2011, the board approved the grant under the 2011 Plan to three directors of the Company, options to purchase 1,750,000 shares of common stock with exercise prices ranging from $1.15 to $1.25 per share with these options vesting in equal monthly installments over one year and expiring in 2021. The options were valued at $1,484,800, using the Black Scholes option pricing model and are being amortized over the vesting period. The following weighted-average assumptions were utilized in valuing the options: strike price of $1.22; term of ten years; volatility of 73.8%; expected dividends 0%; and discount rate of 2.26%.

On December 1, 2011, the Company granted an option to purchase 100,000 shares of the Company’s common stock a member of its scientific advisory board at an exercise price of $1.15 per share. This option vests quarterly over 12 months from the grant date and has a ten-year life. The value of these options is being estimated at the end of each reporting period, and is being amortized over the vesting period. The option was estimated at $82,960 at December 31, 2011, using the Black Scholes option pricing model. The following assumptions were utilized in valuing the options: strike price of $1.15; term of ten years; volatility of 73.8%; expected dividends 0%; and discount rate of 2.11%.

A summary of the status of stock options at December 31, 2011 and 2010, and the changes during the years then ended, is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 31, 2009	-	$-	-	$-
Granted	1,150,000	0.03125
Exercised	-	-
Expired	-	-

Outstanding at December 31, 2010	1,150,000	0.03125	6.3 years	1,401,563
Granted	8,125,000	1.23
Exercised	-	-
Expired	-	-

Outstanding at December 31, 2011	9,275,000	$1.09	8.5 years	$1,114,063

Exercisable at December 31, 2011	2,025,000	$0.99	7.3 years	$371,354

During the years ended December 31, 2011, 2010 and 2009, the Company recorded compensation costs of $1,706,364, $114,016, and $0, respectively, relating to the vesting of the stock options discussed above. As of December 31, 2011, the aggregate value of unvested options was $5,982,037, which will continue to be amortized as compensation cost as the options vest over terms ranging from 1 to 5 years, as applicable.

On March 1, 2011, the Company entered into an employment agreement with an individual. Pursuant to the terms of the agreement, the Company committed to issue options to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $1.25. The options vest as follows: a) 500,000 shares vested immediately and b) 2,000,000 shares vest in equal monthly installments over the 2-year life of the agreement. Neither the Board of Directors nor the Compensation Committee has actually granted the foregoing options. Accordingly, the Company may be obligated to grant these options, but has not done so yet. Therefore, as the grant of these options has not been approved, they are not included in compensation expense for the year ended December 31, 2011, or in number of granted options listed as of December 31, 2011.

GENESIS BIOPHARMA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2011, 2010 and 2009

and for the Period September 17, 2007 (Inception) to December 31, 2011

Warrants

A summary of the status of stock warrants at December 31, 2011 and 2010, and the changes during the years then ended, is presented in the following table:

Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at December 31, 2009	-	$-	-	$-
Issued	1,050,022	1.00
Exercised	-	-
Expired	-	-

Outstanding at December 31, 2010	1,050,022	1.00	4.7 years	262,506
Issued	8,630,000	1.34
Issued	-	-
Expired	-	-

Outstanding at December 31, 2011	9,680,022	$1.22	4.5 years	$-

On September 17, 2010, the Company issued warrants to purchase 466,674 shares of the Company’s common stock at an exercise price of $1.00 per share and warrants to purchase 466,674 shares of the Company’s common stock at an exercise price of $1.25 per share. Each of the warrant agreements included an anti-dilution provision that allowed for the automatic reset of the exercise price upon any future sale of common stock instruments at or below the current exercise price. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuer’s control, means the instrument is not indexed to the issuer’s own stock. Accordingly, the Company determined that as the strike price of these warrants contain exercise prices that may fluctuate based on the occurrence of future offerings or events, and as such is not a fixed  amount. As a result, the Company determined that these warrants are not considered indexed to the Company’s own stock and characterized the fair value of these warrants as derivative liabilities upon issuance (see Note 7).

On October 22, 2010, the Company closed a private placement offering pursuant to which it entered into a Private Placement Subscription Agreement with an accredited investor providing for the issuance and sale of 250,000 shares of the Company’s common stock for a purchase price of $250,000.  This offering triggered anti-dilution provisions contained in certain warrants previously issued because the $1.00 purchase price per share in the offering is lower than the $1.25 exercise price of those warrants. As a result, effective October 22, 2010, the exercise price of 466,674 warrants issued on September 17, 2010 was reduced to $1.00 per share and the holders of those warrants have become entitled to purchase an aggregate of 116,674 additional shares of the Company’s common stock upon exercise of those warrants, bringing the total number of shares of common stock underlying those warrants to 583,348.

On February 15, 2011, pursuant to a consulting agreement, the Company issued 100,000 fully vested, ten year warrants to acquire shares of its common stock at $1.26 per share. The warrants were valued at $87,540, using the Black Scholes option pricing model with the following assumptions: strike price of $1.26; term of ten years; volatility of 57%; expected dividends 0%; and discount rate of 3.61%. As the warrants were fully vested, the entire $87,540 was share-based compensation at issuance date.

GENESIS BIOPHARMA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2011, 2010 and 2009

and for the Period September 17, 2007 (Inception) to December 31, 2011

During the second quarter 2011, the Company completed a private placement offering of 850,000 shares of common stock. In connection, the Company entered into a Securities Purchase Agreement with accredited investors which provided for the issuance and sale of 850,000 shares of the Company’s common stock, par value $0.000041666 (the “Shares”) at a per Share purchase price of $1.00 (the “Per Share Purchase Price”) and 850,000 five year Class “C” Warrants exercisable at $1.25 per warrant share (the “Per Warrant Exercise Price”) (the “Warrants”) for a purchase price of $850,000 (the “Offering”). Each of the Warrants issued from April to June 2011 contain certain purchase price reset protections in the event the Company issues or sells any Shares or any Share equivalents at less than the Per Warrant Exercise Price. The Per Warrant Exercise Price will be adjusted in the event the Company issues or sells any Shares or equivalents pursuant to which Shares may be acquired at less than the Per Warrant Exercise Price (which is subject to adjustment). In addition, in the event of a reduction in the Per Warrant Exercise Price, the number of Shares that a holder of a Warrant shall be entitled to receive upon exercise shall be adjusted by multiplying the number of Shares that would otherwise be issuable on such exercise by a fraction of which (a) the numerator is the Per Warrant Exercise Price that would otherwise be in effect, and (b) the denominator is the Per Warrant Exercise Price in effect on the date of such exercise. The Warrants also contain a cashless exercise provision and the Offering also provides the purchaser the right of first refusal in connection with any future offerings undertaken by the Company for a term of eighteen months.

As more fully described in Note 4 to these financial statements, effective July 27, 2011, the Company completed an offering of $5 million of its seven percent senior convertible notes and five year warrants exercisable at $1.25 to accredited investors. According to the terms of the agreement, the Company issued warrants exercisable for 4,080,000 shares of common stock which were accounted for as a derivative liability due to the anti-dilution reset provision of the warrants.

In July 2011, pursuant to consulting agreements, the Company issued warrants to two consultants to purchase an aggregate of 3,000,000 fully vested, five-year warrants to acquire shares of its common stock at $1.50 per share. The warrants contain anti-dilution protection. As such, the exercise price of the warrants is subject to adjustment based upon the pricing of subsequent financings undertaken by the Company.  As a result, effective July 27, 2011, the exercise price was reduced to $1.25 per share and the holders of those warrants have become entitled to purchase an aggregate of 600,000 additional shares of the Company’s common stock upon exercise of those warrants, bringing the total number of shares of common stock underlying those warrants to 3,600,000. The Company has determined that the anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value. Upon issuance, the Company determined the fair value of the derivative liability recorded upon issuance of the warrants was $2,563,647 and recorded this amount as share-based compensation at the date of issuance since the warrants were fully vested.

NOTE 7 - DERIVATIVE LIABILITIES

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which did not have fixed settlement provisions were deemed to be derivative instruments.  The convertible note and warrants issued related to the private placement described in Notes 4 and 6 do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future.  The conversion feature and warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

GENESIS BIOPHARMA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2011, 2010 and 2009

and for the Period September 17, 2007 (Inception) to December 31, 2011

The derivative liabilities were valued using probability weighted average Black-Scholes-Merton valuation techniques with the following average assumptions:

	December 31, 2011	Upon Issuance	December 31, 2010

Warrants:
Risk-free interest rate	0.46%	0.80%	1.90%
Expected volatility	86.20%	52.45%	50.03%
Expected life	4.45 years	5.00 years	4.71 years
Expected dividend yield	0.00%	0.00%	0.00%

Fair value of conversion feature	$177,258	$1,844,422	$-
Fair value of warrants	$7,760,535	$6,896,831	$792,575
Total fair value	$7,937,793	$8,741,253	$792,575

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

As of December 31, 2011 and 2010, the aggregate derivative liability was $7,937,793 and $792,575, respectively. For the year ended December 31, 2011, the Company recorded a gain from the decrease in fair value of the derivative liabilities of $1,596,035. For the year ended December 31, 2010, the Company recorded a loss from the increase in fair value of the derivative liabilities of $229,227. There was no gain or loss from the change in fair value of derivative liabilities for the year ended December 31, 2009.

NOTE 8.  LICENSE AND COMMITMENTS

Cancer Research Technology Limited

On March 15, 2010, we entered into a Patent and Know How Licence (the “License Agreement”) with Cancer Research Technology Limited, a company registered in England and Wales (“CRT”). Pursuant to the License Agreement, CRT granted to the Company an exclusive, worldwide right and license in certain intellectual property related to a proprietary, therapeutic use of anti-CD55 antibodies, including rights to patents and patent applications related thereto, to research, develop, use, make, distribute, and sell products utilizing the licensed intellectual property. The license granted to the Company expires on the later to occur of the expiration of the relevant licensed patent in the relevant country or 10 years after the date that the first therapeutic product was placed on the market in such country. In consideration for the license, the Company agreed to pay to CRT $46,872 (£30,000) in royalties upon the effective date of the License Agreement, and an additional $49,104 (£30,000) was paid thereafter upon the milestone achieved during the year ended December 31, 2010. A total of $95,976 was paid during the year ended December 31, 2010. No payments were made during the year ended December 31, 2011.

GENESIS BIOPHARMA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2011, 2010 and 2009

and for the Period September 17, 2007 (Inception) to December 31, 2011

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

University of Nottingham, England

On September 1, 2010, the Company entered into a research agreement with the University of Nottingham, England. The term of the agreement commenced on July 1, 2010 and expires on June 30, 2011. Pursuant to the terms of the agreement, the Company paid to the University of Nottingham approximately $51,000 upon signature of the agreement, which has been included as an expense in the accompanying statement of operations for the year ended December 31, 2010. In addition, the Company agreed to pay the University of Nottingham an additional $50,777 (£32,000) upon completion of the program. The early results of testing conducted by Nottingham University as part of the Anti-CD55+ Antibody Program failed to meet the anticipated clinical development endpoints. Accordingly, we decided to focus all of this company's efforts on the development of our Cōntego™ and to terminate the Anti-CD55+ Antibody Program. We anticipate that the termination of the exclusive license agreement with CRT will become effective in the near future and that we will not incur any additional costs related to that program in the future.

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

GENESIS BIOPHARMA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2011, 2010 and 2009

and for the Period September 17, 2007 (Inception) to December 31, 2011

The Company will provide funds in the amount of $1,000,000 per year of the CRADA for Dr. Rosenberg to use to acquire technical, statistical, and administrative support for the research activities, as well as to pay for supplies and travel expenses. The Company will provide funds in the amount of $250,000 on a quarterly basis. The first quarterly installment of $250,000 was due within thirty (30) days of the Effective Date of the CRADA and each subsequent installment will be due within thirty (30) days of each quarterly anniversary of the Effective Date. The Company’s last quarterly payment was due on March 5, 2012, but the Company has not yet made that payment. Accordingly, the Company is currently in default under the CRADA, and the NCI could terminate that agreement at any time. In addition, although the CRADA has a five year term, either party to the CRADA has the right to terminate the CRADA upon 60 days’ notice to the other party. The Company also agreed that Dr. Rosenberg can allocate the funding between the various categories in support of the CRADA research as he sees fit. During the year ended December 31, 2011, the Company paid $500,000 under this agreement which is included in Research and Development expenses in the accompanying statement of operations.

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

In consideration for the rights granted pursuant to the License Agreement, the Company paid $650,000 of upfront licensing fees and $73,186 of expense reimbursements within 60 days of the effectiveness of the License Agreement which are included in Research and Development expenses in the accompanying statement of operations. In addition, the Company will have to pay royalties of six percent (6%) of net sales (subject to certain annual minimum royalty payments), a percentage of revenues from sublicensing arrangements, and lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications.  The Company initially intends to focus on the development of licensed products in the metastatic melanoma field of use.  If the Company achieves all benchmarks for metastatic melanoma, up to and including the product’s first commercial sale in the United States, the total amount of such benchmark payments will be $6,050,000.  The benchmark payments for the other three indications, if all benchmarks are achieved, will be $6,050,000 for ovarian cancer, $12,100,000 for breast cancer, and $12,100,000 for colorectal cancer.  Accordingly, if the Company achieves all benchmarks for all four licensed indications, the aggregate amount of benchmark royalty payments that the Company will have to make to NIH will be $36,300,000.

With the Company entering the License Agreement, the escrow provisions of the Company’s previously reported July 27, 2011 $5,000,000 seven (7%) percent senior convertible note and five (5) year warrant offering have been satisfied.  Accordingly, the net proceeds of $2,320,000 held in escrow pending the execution of the License Agreement has been released to the Company.

GENESIS BIOPHARMA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2011, 2010 and 2009

and for the Period September 17, 2007 (Inception) to December 31, 2011

Lonza Walkersville, Inc.

On June 21, 2011, the Company entered into a process development and scale-up consulting agreement with Lonza Walkersville, Inc. (“Lonza”) relating to the manufacture of Cōntego. Lonza is a leading international supplier to the pharmaceutical, healthcare and life science industries. Under the terms of the Lonza consulting agreement, Lonza agreed to work with Dr. Rosenberg and his colleagues at the NCI to transfer to Lonza Walkersville, Inc., Lonza’s U.S. production facility, the NCI’s standard operating procedures that are used to manufacture the NCI’s physician-sponsored investigational adoptive cell therapy using tumor infiltrating lymphocytes for the treatment of Stage IV metastatic melanoma. The purpose of the transfer of the standard operating procedures is to assist Lonza Walkersville to develop manufacturing procedures and protocols for the manufacture of Cōntego for clinical trials and for post FDA approval sales. Effective as of November 4, 2011 the Company entered into a Letter of Intent with Lonza Walkersville, Inc. (the “LOI”) whereby Lonza will provide certain process development services as well as to investigate the development and manufacture of Contego™, the Company’s autologous cell therapy using tumor infiltrating lymphocytes for the treatment of Stage IV metastatic melanoma and to explore the manufacture of Contego™ for clinical trials to be performed by the Company. Pursuant to the terms of the LOI, the Company paid a reservation fee to Lonza of $500,000 which is included in Research and Development Costs in the accompany State of Operations for the year ended December 31, 2011. The reservation fee payable to Lonza is non-refundable except in the event that Lonza terminates the LOI.

In December 2011, the Company entered into a five-year Manufacturing Services Agreement with Lonza. Under the Manufacturing Services Agreement, Lonza agreed to manufacture, package, ship and handle quality assurance and quality control of our Contego autologous cell therapy products. All of Lonza services will be provided under separate statements of work that we have agreed to enter into, from time to time, with Lonza . The first statement of work, which we entered into in December 2011, describes the services Lonza must perform in connection with optimizing the manufacturing process for Contego products. The fees and costs of Lonza’s services under the Manufacturing Services Agreement depend on each statement of work. Under the Manufacturing Services Agreement, we shall be the owners of all intellectual property that is developed, conceived, invented or reduced to practice by Lonza, other than intellectual property that is generally applicable to the development or manufacture of chemical or biological products, or intellectual property that improves Lonza’s previously owned intellectual property.

The future commitments on the Company’s outstanding research and development contracts as of December 31, 2011 are as follows:

Year Ended December 31,	Amount

2012	$1,020,000
2013	1,020,000
2014	1,020,000
2015	1,020,000
2016	520,000
Thereafter	34,849

Total future commitment payments	$4,634,849

NOTE 9. RELATED PARTY TRANSACTIONS

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

GENESIS BIOPHARMA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2011, 2010 and 2009

and for the Period September 17, 2007 (Inception) to December 31, 2011

Commensurate with the return of the shares, Ibrahim Abotaleb resigned as the Company's President and Chief Executive Officer, and Gerald Lewis resigned as the Secretary, Treasurer, and Chief Financial Officer. Mr. Abotaleb and Mr. Lewis also resigned from the Company's board of directors.  The Company considered this a reorganization of the equity and accounted for it as a recapitalization.  At the time of the transaction the value of the company was de minimus.  For financial reporting purposes, the Company considered the cancellation of the shares to the original stockholders to have occurred at the earliest of the periods presented herein.

On March 15, 2010, the Company appointed Robert Brooke as its President and Chief Executive Officer, and the Company appointed Richard McKilligan as its Secretary, Treasurer, and Chief Financial Officer. In addition, Mr. Brooke and Mr. McKilligan were appointed to the Company's board of directors.

Rent and Other Services

We currently maintain our corporate office at 11500 Olympic Blvd., Suite 400, Los Angeles, California 90064 on a month to month basis. Our monthly rent at our corporate office is $100. We also rent an office in Westwood, California, from Theorem Group, LLC (“Theorem”), and have the right to use certain other office facilities pursuant to an unwritten month-to-month facilities sharing arrangement with Theorem Group, LLC. Under this facilities sharing arrangement, we rent an office (which is principally used by our Chief Financial Officer), and have the right to use Theorem’s other office facilities and services (including the conference rooms, telecommunications equipment, parking and office staff) for $5,000 per month. As of February 29, 2012, Theorem beneficially owned approximately 8.6% of our common stock. Since we intend to outsource substantially all of our clinical development work to contract research and manufacturing providers, we do not have any laboratory facilities. We do not own or lease any other real property.

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

Advances to Related Party

The Company had entered into negotiations to obtain a license from OXIS International, Inc., (“Oxis”) a Delaware Corporation, for certain know-how related to the manufacture and production of an approved veterinary and human pharmaceutical product (NAD/NADA 0045-863) known as Palosein (veterinary) and Orgotein (human). As part of the license negotiations, the Company provided OXIS with a $50,000 refundable advance against the initial cash licensing fee. The Company has terminated its discussions with OXIS International, Inc., but the $50,000 advance has not been refunded. The Company’s Chief Executive Officer/Director was the Chairman of the Board of OXIS and the Company’s Chief Financial Officer/Director of the Company was also the Chief Financial Officer of OXIS. On October 25, 2011, Messrs. Cataldo and Handelman resigned their positions with OXIS International, Inc. as Chairman of the Board and Chief Financial Officer, respectively. At December 31, 2011, the Company wrote off the advance due from OXIS.

NOTE 10. EMPLOYMENT AND ADVISORY AGREEMENTS OBLIGATIONS

On February 7, 2011, the Company appointed Anthony Cataldo as the Company’s new President and Chief Executive Officer, and Michael Handelman as the Company’s new Treasurer, Chief Financial Officer and Secretary. In addition, on February 7, 2011, both Messrs. Cataldo and Handelman were also appointed as additional members to the Company’s Board of Directors.

GENESIS BIOPHARMA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2011, 2010 and 2009

and for the Period September 17, 2007 (Inception) to December 31, 2011

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

Concurrently with his resignation, Mr. Brooke entered into an advisory agreement with the Company on February 7, 2011. Pursuant to the agreement, Mr. Brooke agreed to provide to the Company advisory services related to the development of the Company’s therapeutic products for a period of one year beginning on February 7, 2011, for which he is to receive a monthly cash compensation of $3,750. Pursuant to the advisory agreement, Mr. Brooke agreed to submit for cancellation 1,500,000 shares of the Company’s common stock that he owned.

On February 7, 2011, the Company also entered into an advisory agreement with Richard McKilligan. Pursuant to the agreement, Mr. McKilligan has agreed provide to the Company advisory services related to the Company’s financial accounting and reporting for a three month period beginning on February 7, 2011, for which he was to receive monthly cash compensation of $2,500. The advisory agreement further required Mr. McKilligan to submit for cancellation 1,500,000 shares of the Company’s common stock that he owns.

On October 3, 2011 the Compensation Committee of the Company approved the employment agreements of Mr. Cataldo who serves as the Company’s Executive Chairman and Chief Executive Officer and Mr. Handelman who serves as a Director as well as the Company’s Chief Financial Officer, Executive Vice President and Secretary (the “Employment Agreements”). The respective Employment Agreements were executed on October 3, 2011 and are effective as of May 1, 2011 (the “Effective Date”) for a term of five (5) years from the Effective Date. Mr. Cataldo will receive an annual base salary of $300,000 under his agreement and has agreed to accrue $5,000 of his base salary each month until such time as he and the Company mutually agree regarding the payment of same. Mr. Handelman will receive the annual base salary of $120,000 under his agreement and has agreed to accrue $2,500 of his base salary each month until such time as he and the Company mutually agree regarding the payment of same. Both Mr. Cataldo and Mr. Handelman will have the right to receive benefits under the Company’s benefit plans, if such plans exist and will have the opportunity to earn performance bonuses as determined by the Company’s Compensation Committee or any bonus plans then in effect. Additionally, under the terms of the Employment Agreements, Mr. Cataldo and Mr. Handelman are each entitled to receive 2,500,000 stock options to purchase shares of the Company’s common stock exercisable at $1.25 per share under the Company’s 2010 Equity Compensation Plan (“2010 Plan”) or any successor to the 2010 Plan. The Options will vest in equal monthly installments over a five year period commencing on the Effective Date, will be exercisable pursuant to the limitations of the 2010 Plan or any successor, and shall be exercisable for a maximum of ten years. The Company has also agreed to grant cost free piggyback registration rights for the shares underlying the options.

On February 22, 2011, the Company appointed Dr. L. Stephen Coles to the Company’s Board of Directors. Dr. Coles will receive a monthly payment of $3,000 for his services to the Company.

On March 16, 2011, the Company appointed Dr. William Andrews to the Company’s Board of Directors. Dr. Andrews will receive a monthly payment of $3,000 for his services on the Board of Directors of the Company.

GENESIS BIOPHARMA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2011, 2010 and 2009

and for the Period September 17, 2007 (Inception) to December 31, 2011

NOTE 11. SUBSEQUENT EVENTS

Effective January 9, 2012 Mr. Hans E. Bishop was appointed as a director of the Company, to serve for a term expiring at the next annual meeting of stockholders. In connection with his appointment, the Company granted Mr. Bishop options to acquire 200,000 shares of the Company’s common stock at $0.92 per share. The options vest over twelve months and have a term of ten years. On March 21, 2012, the Company appointed Hans E. Bishop as Executive Chairman of our Board of Directors. Concurrent with Mr. Bishop’s appointment, Anthony J. Cataldo, the Company’s Executive Chairman, resigned as Chairman and will maintain his positions as a member of the board and executive officer.

On February 12, 2012, the Company entered into a Second Amendment to the Consulting Agreement engaging the Emmes Group Consulting LLC as the Company’s senior contractor and project manager responsible for the overall management of the design, development, implementation, and installation of our corporate and regulatory compliant information technology infrastructure and systems. The Second Amendment provides that the term of the consulting agreement shall continue until December 31, 2015. If Emmes continues to provide consulting services for the company after December 31, 2015, the engagement shall continue for an unspecified term until terminated at any time by either party with or without cause. Under the Second Amendment, the consulting fee increased from $20,000 per month to $60,000 per month.

In February 2012 we agreed with the CRT that we would terminate the CRT License Agreement. In connection with the termination of the CRT License Agreement, we will have to pay the CRT £18,000 (approx. U.S. $29,000) and return to the CRT all rights to the anti-CD55+ related patents and patent applications that were licensed and transferred to us by the CRT. We also need to pay Nottingham University £16,000 (approx. U.S. $25,000) as reimbursement for out-of-pocket Anti-CD55+ Antibody Program research-related expenses. Following our termination of the CRT License Agreement, we will no longer own, or have a license to use, the intellectual property necessary to develop therapeutic products based on the use of anti-CD55+ antibodies and our sole focus will be on Contego.

Subsequent to December 31, 2011, the Company issued 49,504 shares of common stock to the principals of an investor relations firm in satisfaction of amounts owed of $50,000 under their consulting contract.

In February 2012, the Company sold 250,000 shares of its common stock and a five-year warrant to purchase 250,000 shares to a single accredited investor for $250,000. On the date of the foregoing sale, the closing sale price of the Company’s common stock was above $1.00 per share and, therefore, such sale would have triggered the foregoing conversion and exercise price adjustments and would have significantly reduced the conversion price of the Notes and the exercise price of the accompanying warrants. However, the holders of the Notes waived the conversion and exercise price adjustments with respect to the $250,000 sale of common stock and warrants. No assurance can be given that the holders of the Notes will waive any future sale that triggers the conversion and exercise price adjustment provisions.

GENESIS BIOPHARMA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2011, 2010 and 2009

and for the Period September 17, 2007 (Inception) to December 31, 2011

NOTE 12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following tables contain selected quarterly financial data for the years ended December 31, 2011 and 2010 that have been prepared on the same basis as the accompanying audited financial statements and include all adjustments necessary for a fair statement, in all material respects, of the information set forth therein on a consistent basis:

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$-	$-	$-	$-
Gross profit	-	-	-	-
Net loss	(564,296)	(10,959,741)	(5,818,478)	(8,351,585)
Net loss per share, basic and diluted (a)	(0.01)	(0.15)	(0.07)	(0.11)

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$-	$-	$-	$-
Gross profit	-	-	-	-
Net loss	(67,680)	(84,629)	(713,757)	(741,922)
Net loss per share, basic and diluted (a)	-	-	(0.01)	(0.01)

(a) The sum of the quarterly net loss per share, basic and diluted, may not equal the fiscal year amount due to rounding and use of weight average shares outstanding.

