Form 10-Q
period 2012-03-31
Genesis Biopharma, Inc
filed 2012-05-15
CIK 1425205

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐No ☑

At May 10, 2012, the issuer has 78,293,095 shares of common stock outstanding.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
FORM 10-Q
For the Quarter Ended March 31, 2012

PART I.  FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
Condensed Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$-	$510,217
Deposits and prepaid expenses	34,050	13,864
Total Current Assets	34,050	524,081

Property and equipment, net of accumulated
depreciation of $4,257 and $2,704	26,797	28,349
Intellectual property licenses, net of accumulated amortization of
$217,408 and $217,408	-	-
Rent Deposit	16,000	16,000

Total Assets	$76,847	$568,430

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Bank overdraft	17,619	-
Accounts payable	504,252	190,048
Accrued expenses	279,480	221,507
Accrued expenses - National Institute of Health	866,000	-
7% convertible promissory notes	5,000,000	5,000,000
Derivative liabilities	10,667,947	7,937,793
Total Current Liabilities	17,335,298	13,349,348

Commitments and contingencies

Stockholders' Deficiency
Common stock, $0.000041666 par value; 1,800,000,000 shares authorized,
78,293,095 and 77,993,591 shares issued and outstanding, respectively	3,262	3,250
Additional paid-in capital	15,887,542	14,592,408
Accumulated deficit	(33,149,255)	(27,376,576)
Total Stockholders' Deficiency	(17,258,451)	(12,780,918)

Total Liabilities and Stockholders' Deficiency	$76,847	$568,430
The accompanying notes are an integral part of these condensed financial statements.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			For the Period from
			September 17, 2007
	For the Three Months Ended		(Date of Inception)
	March 31,		through
	2012	2011	March 31, 2012

Revenues	$-	$-	$-

Costs and expenses
Operating expenses (including $1,227,227
$40,302, and $15,835,268 of non-cash
share-based compensation costs)	2,250,133	658,250	22,271,271
Research and development	886,000	-	2,813,045
Impairment of intangible asset	-	-	160,036
Total costs and expenses	3,136,133	658,250	25,244,352
Loss from operations	(3,136,133)	(658,250)	(25,244,352)

Other income (expense)
Change in fair value of derivative liabilities	(2,548,074)	93,954	(1,181,266)
Interest expense	(88,472)	-	(239,979)
Amortization of discount on convertible notes	-	-	(5,000,000)
Private placement costs	-	-	(1,483,658)
Total other income (expense)	(2,636,546)	93,954	(7,904,903)

Net Loss	$(5,772,679)	$(564,296)	$(33,149,255)

Net Loss Per Share, Basic and Diluted	$0.07	$(0.01)

Weighted-Average Common Shares
Outstanding, Basic and Diluted	78,136,665	71,941,016

The accompanying notes are an integral part of these condensed financial statements.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
Condensed Statements of Stockholders' Deficiency
For the Three Months Ended March 31, 2012
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficiency

Balance - December 31, 2011	77,993,591	$3,250	$14,592,408	$(27,376,576)	$(12,780,918)

Common stock sold in private placement
at $1.00 per share, February 2012	250,000	$10	$67,909	$-	$67,919

Common stock issued to consultants
for services	49,504	$2	$49,998	$-	$50,000

Fair value of vested stock options	-	$-	$1,177,227	$-	$1,177,227

Net loss	-	$-	$-	$(5,772,679)	$(5,772,679)

Balance - March 31, 2012	78,293,095	$3,262	$15,887,542	$(33,149,255)	$(17,258,451)

The accompanying notes are an integral part of these condensed financial statements.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the Period from
			September 17, 2007
	For the Three Months Ended		(Date of Inception)
	March 31,		through
	2012	2011	March 31, 2012

Cash Flows From Operating Activities
Net loss	$(5,772,679)	$(564,296)	$(33,149,255)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	1,552	18,117	65,629
Impairment of intangible asset	-	-	160,036
Fair value of vested stock options and warrants	1,177,227	40,302	3,085,147
Fair value of derivative liability recorded upon
issuance of warrants	-	-	2,563,647
Amortization of discount on convertible notes	-	-	5,000,000
Private placement costs	-	-	1,483,658
Change in fair value of derivative liabilities	2,548,074	(93,954)	1,181,265
Common stock issued to officer for services	-	-	8,010,000
Common stock issued for services	50,000	-	548,452
Fair value of common stock transferred to officer
and director	-	-	1,742,037
Write off of advances to related party	-	-	50,000
Changes in assets and liabilities:
Deposits, prepaid expenses and other assets	(20,186)	(6,845)	(50,050)
Bank overdraft	17,619		17,619
Accounts payable and accrued expenses	372,176	42,201	783,730
Accrued expenses - National Institutes of Health	866,000	-	866,000
Net Cash Used In Operating Activities	(760,217)	(564,475)	(7,642,085)

Cash Flows From Investing Activities
Property and equipment	-	-	(35,053)
Advances to related party	-	(50,000)	(50,000)
Net Cash Used In Investing Activities	-	(50,000)	(85,053)

Cash Flows From Financing Activities
Proceeds from the issuance of convertible notes, net	-	-	4,615,000
Proceeds from the issuance of common stock	250,000	45,000	3,094,000
Due to director	-	-	18,137
Net Cash Provided By Financing Activities	250,000	45,000	7,727,137
Net Decrease In Cash And Cash Equivalents	(510,217)	(569,475)	-
Cash and Cash Equivalents, Beginning Of Year	510,217	1,292,469	-
Cash and Cash Equivalents, End Of Year	$-	$722,994	$-

Supplemental Disclosures of Cash Flow Information:
Derivative liability recorded upon issuance of convertible
notes and warrants	$182,081	$-	$5,717,391
Derivative liability recorded as offering cost	$-	$-	$642,296
Common stock issued for intellectual property	$-	$217,408	$217,407
Forgiveness of debt by director, treated as contribution
of capital	$-	$-	$18,137

The accompanying notes are an integral part of these condensed financial statements.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2012 and 2011
and Period from September 17, 2007 (Inception) to March 31, 2012
(UNAUDITED)

NOTE 1.  GENERAL ORGANIZATION AND BUSINESS

Genesis Biopharma, Inc. (the "Company" or "we") was originally incorporated under the laws of the state of Nevada on September 17, 2007. The Company is considered a development stage company, and has had no revenues from operations to date.

The Company’s initial operations included organization, capital formation, target market identification, new product development and marketing plans. The Company has become a biopharmaceutical company engaged in the development and commercialization of drugs and other clinical solutions for underserved diseases, including metastatic cancers and lethal infectious diseases.

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

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited financial statements of the Company for the three months ended March 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.  The balance sheet information as of December 31, 2011 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012. These financial statements should be read in conjunction with that report.

Development Stage

We are currently in the development stage.  As a development stage company that is currently engaged in the development of therapeutics to fight cancer, we have not yet generated any revenues from our biopharmaceutical business. We currently do not anticipate that we will generate any revenues during 2012 from the sale or licensing of any products. In addition, we have also not generated any revenues from our prior business plans.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2012 and 2011
and Period from September 17, 2007 (Inception) to March 31, 2012
(UNAUDITED)

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not had any revenue and is still considered to be in the development stage.  As shown in the accompanying financial statements, the Company has incurred a net loss of $5,772,679 for the three months ended March 31, 2012 and has used $760,217 of cash in its operating activities during the three months ended March 31, 2012.  As of March 31, 2011, the Company has a stockholders’ deficiency of $17,258,451 and has a working capital deficiency of $6,633,300 (excluding our derivative liability).  The Company has no cash and cash equivalents on hand as of March 31, 2012.  In addition, as described in Note 3, the Company has convertible notes (“2011 Notes”) of $5 million that were due May 11, 2012, that have subsequently extended to November 30, 2012, and subsequent to March 31, 2012 has entered into an additional promissory notes agreement originally due May 4, 2012 and a Secured Note and Common Stock Subscription Agreement due June 30, 2012 (“2012 Secured Notes”), see note 8.  The 2011 Notes can be called for payment in full at any time, and the 2012 Secured Notes will mature no later than June 30, 2012.  Accordingly, unless we obtain additional funding by no later than June 30, 2012 (or a sooner date, if the holders of the 2011 Notes elect to accelerate the payment of their notes), we will not be able to repay these obligations.  Since the 2012 Secured Notes state that they are secured by a first priority lien on all of our assets, the failure to repay those notes could result in the foreclosure of all of our assets.  A foreclosure would result in the loss of our assets and business and the result in a total loss to our stockholders.  We have not identified the sources for the additional financing that we will require, and we do not have commitments from any third parties to provide this financing.  No assurance can be given that we will have access to the capital markets in future, or that financing will be available to us on acceptable terms to satisfy either our short-term future loan repayment obligations or our subsequent on-going cash requirements that we need to implement our business strategies.  Our inability to access the capital markets or obtain acceptable financing could force us to terminate our business, abandon our plan to develop Contego, and cease operations.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve sustainable revenues and profitable operations. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties. At March 31, 2012, the Company has not yet commenced any revenue-generating operations and is dependent on debt and equity funding to finance its operations.

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

Because the Company is currently engaged in research at an early stage, it will likely take a significant amount of time to develop any product or intellectual property capable of generating revenues. As such, the Company’s business is unlikely to generate any sustainable revenues in the next several years, and may never do so. Even if the Company is able to generate revenues in the future through licensing its technologies or through product sales, there can be no assurance that the Company will be able to generate a profit. These factors, coupled with and our inability to meet our obligations from current operations, and the need to raise additional capital to accomplish our objectives, create a substantial doubt about our ability to continue as a going concern.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Loss per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the three months ended March 31, 2012 and 2011, the calculations of basic and diluted loss per share are the same because inclusion of potential dilutive securities in the computation would have an anti-dilutive effect due to the net losses.

The potentially dilutive securities at March 31, 2012 consist of options to acquire 9,575,000 shares of the Company’s common stock, warrants to acquire 9,930,022 shares of the Company’s common stock, and 4,000,000 shares of common stock issuable upon the conversion of the unsecured convertible promissory notes.  The potentially dilutive securities at March 31, 2010 consist of options to acquire 1,400,000 shares of the Company’s common stock and warrants to acquire 1,050,022 shares of the Company’s common stock.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2012 and 2011
and Period from September 17, 2007 (Inception) to March 31, 2012
(UNAUDITED)

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

	March 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative liabilities	$-	$-	$10,667,947	$10,667,947	$-	$-	$7,937,793	$7,937,793

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

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2012 and 2011
and Period from September 17, 2007 (Inception) to March 31, 2012
(UNAUDITED)

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company adopted ASU No. 2011-04 effective January 1, 2012. The updated guidance affects the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company adopted ASU 2011-05 effective January 1, 2012 and it did not affect the Company’s results of operations, financial condition or liquidity.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment.  This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process.  It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company adopted ASU 2011-08 effective January 1, 2012.  The adoption of this new accounting guidance will not have a significant effect on our goodwill impairment assessments in the future.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013.  The Company does not expect adoption of this standard to have a material impact on its results of operations, financial condition, or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2012 and 2011
and Period from September 17, 2007 (Inception) to March 31, 2012
(UNAUDITED)

NOTE 3.  7% CONVERTIBLE PROMISSORY NOTES AND WARRANTS

Effective July 27, 2011 the Company completed an offering of $5,000,000 of its unsecured convertible notes (the “Notes”) and warrants to acquire 4,000,000 shares of the Company’s common stock.  Under the terms of the offering, the investors entered into a securities purchase agreement with the Company whereby the investor received notes that were originally scheduled to mature on November 30, 2011 and which are convertible into shares of the Company’s common stock at a conversion price of $1.25 per share, subject to adjustment.  The terms of the notes have been amended several times and an extended maturity date of May 11, 2012 but have subsequently been amended and extended to November 30,  2012, unless the holders of the Notes demand payment at any earlier date upon delivery of written notice.  The purchasers of the Notes  also received warrants that have a term of five years and are exercisable at $1.25 per share, subject to adjustment.  Interest on the notes accrues at 7% per annum and is due on the maturity date of the notes.  The notes also contain a redemption feature whereby the Company can force conversion in the event its common stock trades at 200% of the conversion price for twenty consecutive trading days with a minimum daily trading volume of 100,000 shares.  Net proceeds to the Company from the issuance of the Notes and warrants was $4,615,000 after placement and other direct closing costs.

As of the date of this Quarterly Report, the Company does not have sufficient funds to repay the Notes if demand for repayment is made, or on their current November 30, 2012 maturity date.  As a result, unless the Note holders elect to convert their Notes or unless the Company either obtains at least $5,000,000 of new funding by the repayment or maturity date of the Notes, or unless the Company obtains an extension of the maturity date of the Notes, the Company will be in default on its payment obligations under the Notes.  Upon a default, the interest rate on the Notes increases to 15% per annum, and the holders of the Notes have the right to demand that the Company immediately redeem all of the Notes at a price that is the greater than the outstanding balance of the Notes.  In general, the investors may demand that the Notes be redeemed at a price equal to the greater of (i) 125% of the outstanding balance of the Notes, or (ii) an amount based on 135% of the greatest closing sale price of the Company’s common stock during the period beginning on the date of default until the redemption demand.  A default will also permit the holders of the Notes to pursue collection actions against the Company.

The notes and warrants contain anti-dilution protection.  As such, the conversion price of the notes and the exercise price of the warrants are subject to adjustment based upon the pricing of subsequent financings undertaken by the Company, as more fully described in the securities purchase agreement, notes, and warrants.  The Company has determined that this anti-dilution reset provision caused the conversion feature to be bifurcated from the notes, treated as a derivative liability, and accounted for at its fair value.  Upon issuance, the Company determined the fair value of the beneficial conversion feature was $1,844,422 and recorded a corresponding discount to the Notes.  The Company has also determined that the anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants was $3,616,870 and recorded a discount of $3,155,578 to the Notes, and recognized the remaining amount of $461,292 as private placement costs in the statement of operations.

The total discount to the notes of $5,000,000 was amortized over the term of the notes, from July 26, 2011 through the original maturity date of November 30, 2011 and recorded as other expense under the caption “Amortization of discount on Notes” in the accompanying statement of operations.

In connection with this sale of Notes and warrants, the Company 1) incurred a placement fee of $350,000 (7% of gross proceeds of the offering), 2) issued five-year warrants to its placement agent to acquire 80,000 shares of common stock, and 3) paid $35,000 for legal and escrow services in connection with the issuance of these Notes and warrants.  The warrants issued to the placement agent are exercisable at $1.25 per share, may be exercised on a cashless basis, and contain anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants was $74,018 and recorded a corresponding charge to private placement costs. The aggregate amount of the above costs was $459,018, and were considered as a cost of the private placement. Total private placement costs recorded for the issuance of convertible debentures was $920,310.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2012 and 2011
and Period from September 17, 2007 (Inception) to March 31, 2012
(UNAUDITED)

NOTE 4.  COMMON STOCK

Issuance of common stock for cash

In February 2012, the Company completed a private placement offering whereby it sold 250,000 shares of its common stock and a five-year warrant to purchase 250,000 shares to a single accredited investor for $250,000. The warrant is fully vested, will expire in five years and is exercisable at $1.25 per share.  The warrant agreement included an anti-dilution provision that allowed for the automatic reset of the number of warrants issued and exercise price of the warrants upon any future sale of common stock or warrants at or below the current exercise price. The Company considered the current FASB guidance which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuer’s control means the instrument is not indexed to the issuer’s own stock. Accordingly, the Company determined that as the strike price of these warrants contain exercise prices that may fluctuate based on the occurrence of future offerings or events, and as such is not a fixed amount.  As a result, the Company determined that these warrants are not considered indexed to the Company’s own stock and characterized the fair value of these warrants as an offering cost and derivative liabilities upon issuance.  The aggregate value of these warrants issued was $182,081 using the probability weighted average Black-Scholes-Merton option valuation model with the following assumptions; average risk-free interest rate of 1.04%; dividend yield of 0%; average volatility of 89.27%; and an expected life of five years (statutory term).  The warrants were accounted for as an offering cost and the entire value was deducted from additional paid-in capital.

The foregoing sale of the Company’s common stock  and warrants would have triggered the foregoing conversion and exercise price adjustments of the Notes and certain outstanding warrants, which would have significantly reduced the conversion price of the Notes and the exercise price of the warrants.  However, the holders of the Notes and warrants waived the conversion and exercise price adjustments with respect to the $250,000 sale of common stock and warrants.  No assurance can be given that the holders of the Notes will waive any future sale that triggers the conversion and exercise price adjustment provisions.

Issuance of common stock for services

During January, 2012, the Company issued 49,504 shares of common stock to the principals of an investor relations firm in satisfaction of amounts owed of $50,000 under their consulting contract.  The share of common stock issued were valued a the market price on the date of issuance.

Stock Options

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

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2012 and 2011
and Period from September 17, 2007 (Inception) to March 31, 2012
(UNAUDITED)

On January 19, 2012, the board approved the grant under the 2011 Plan to the chairman of the board of directors of the Company, options to purchase 200,000 shares of common stock with an exercise price of $0.92 per share with these options vesting in equal monthly installments over one year and expiring in 2022.  The options were valued at $124,525, using the Black Scholes option pricing model and are being amortized over the vesting period. The following weighted-average assumptions were utilized in valuing the options: strike price of $0.92; term of ten years; volatility of 82.4%; expected dividends 0%; and discount rate of 1.17%.

A summary of the status of stock options at March 31, 2012, and the changes during the three months then ended, is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 31, 2011	9,275,000	$1.09	8.5 years	$1,114,063
Granted	300,000	1.00
Exercised	-	-
Expired	-	-

Outstanding at March 31, 2012	9,575,000	$1.08	9.0 years	$1,332,563

Exercisable at March 31, 2012	3,165,555	$0.99	8.0 years	$821,642

During the three months ended March 31, 2012 and 2011, the Company recorded compensation costs of $1,177,227, and $40,302, respectively, relating to the vesting of the stock options discussed above.  As of March 31, 2012, the aggregate value of unvested options was $5,290,275, which will continue to be amortized as compensation cost as the options vest over terms ranging from 1 to 5 years, as applicable.

On March 1, 2011, the Company entered into an employment agreement with an individual.  Pursuant to the terms of the agreement, the Company committed to issue options to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $1.25.  The options vest as follows:  a) 500,000 shares vested immediately and b) 2,000,000 shares vest in equal monthly installments over the 2-year life of the agreement. Neither the Board of Directors nor the Compensation Committee has actually granted the foregoing options.  Accordingly, the Company may be obligated to grant these options, but has not done so yet.  Therefore, as the grant of these options has not been approved, they are not included in compensation expense or in number of granted options listed as of and for the year ended December 31, 2011 or as of and for the three months ended March 31, 2012.

Warrants

A summary of the status of stock warrants at March 31, 2012, and the changes during the three months then ended, is presented in the following table:

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2012 and 2011
and Period from September 17, 2007 (Inception) to March 31, 2012
(UNAUDITED)

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at December 31, 2011	9,680,022	1.22	4.5 years	-
Issued	250,000	1.25
Issued	-	-
Expired	-	-

Outstanding at March 31, 2012	9,930,022	$1.31	5.1 years	$157,503

In February 2012, the Company completed a private placement offering whereby it sold 250,000 shares of its common stock and a five-year warrant to purchase 250,000 shares to a single accredited investor for $250,000. In connection, the Company entered into a Securities Purchase Agreement which provided for the issuance and sale of 250,000 shares of the Company’s common stock at a per Share purchase price of $1.00 and a 250,000 five year warrant  exercisable at $1.25 per warrant share for a purchase price of $250,000.  The warrant contains certain purchase price reset protections in the event the Company issues or sells any Shares or any Share equivalents at less than the Per Warrant Exercise Price. The Per Warrant Exercise Price will be adjusted in the event the Company issues or sells any Shares or equivalents pursuant to which Shares may be acquired at less than the Per Warrant Exercise Price (which is subject to adjustment).  In addition, in the event of a reduction in the Per Warrant Exercise Price, the number of Shares that a holder of a Warrant shall be entitled to receive upon exercise shall be adjusted by multiplying the number of Shares that would otherwise be issuable on such exercise by a fraction of which (a) the numerator is the Per Warrant Exercise Price that would otherwise be in effect, and (b) the denominator is the Per Warrant Exercise Price in effect on the date of such exercise.  The Warrants also contain a cashless exercise provision and the Offering also provides the purchaser the right of first refusal in connection with any future offerings undertaken by the Company for a term of eighteen months.

NOTE 5 - DERIVATIVE LIABILITIES

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which did not have fixed settlement provisions were deemed to be derivative instruments.  The Note and warrants issued related to the private placement described in Notes 3 and 4 do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future.  The conversion feature and warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using probability weighted average Black-Scholes-Merton valuation techniques with the following average assumptions:

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2012 and 2011
and Period from September 17, 2007 (Inception) to March 31, 2012
(UNAUDITED)

	March 31, 2012	Upon Issuance (February 2012)	December 31, 2011

Warrants:
Risk-free interest rate	0.71%	1.04%	0.46%
Expected volatility	97.52%	89.27%	86.20%
Expected life	3.61 years	5.0 years	4.45 years
Expected dividend yield	0.00%	0.00%	0.00%

Fair value of conversion feature	$934,646	$-	$177,258
Fair value of warrants	$9,733,301	$182,081	$7,760,535
Total fair value	$10,667,947	$182,081	$7,937,793

The risk-free interest rate was based on rates established by the Federal Reserve Bank, the Company uses the historical volatility of its common stock in 2012, and the expected life of the instruments is determined by the expiration date of the instrument.  The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future

As of March 31, 2012 and December 31, 2011, the aggregate derivative liability was $10,667,947 and $7,937,793, respectively.  For the three months ended March 31, 2012, the Company recorded a loss from the increase in fair value of the derivative liabilities of $2,548,074.  For the three months ended March 31, 2011, the Company recorded a gain from the decrease in fair value of the derivative liabilities of $93,954.

NOTE 6.  LICENSE AND COMMITMENTS

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

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2012 and 2011
and Period from September 17, 2007 (Inception) to March 31, 2012
(UNAUDITED)

The Company will provide funds in the amount of $1,000,000 per year of the CRADA for Dr. Rosenberg to use to acquire technical, statistical, and administrative support for the research activities, as well as to pay for supplies and travel expenses.  The Company will provide funds in the amount of $250,000 on a quarterly basis.  The first quarterly installment of $250,000 was due within thirty (30) days of the Effective Date of the CRADA and each subsequent installment will be due within thirty (30) days of each quarterly anniversary of the Effective Date.  The Company’s last quarterly payment was due on March 5, 2012, the Company made the payment in April 2012.  In addition, although the CRADA has a five year term, either party to the CRADA has the right to terminate the CRADA upon 60 days’ notice to the other party.  The Company also agreed that Dr. Rosenberg can allocate the funding between the various categories in support of the CRADA research as he sees fit.

During the three months ended March 31, 2012, the Company accrued $250,000 under this agreement which is included in Accrued expenses – National Institute of Health in the accompanying balance sheet and in Research and Development expenses in the accompanying statement of operations. During April 2012 the Company used the funds from the issuance of the Promissory Notes to pay its March 8, 2012 installment payment, see Note 8.

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

 During the three months ended March 31, 2012 there were no net sales subject to certain annual minimum royalty payments, a percentage of revenues from sublicensing arrangements.  In addition there were no benchmarks or milestones achieved that would require payment under the lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications.   During the three months ended March 31, 2012 the Company accrued $616,000 of direct expenses incurred by the NIH in performing on the licensing agreement which is included in Accrued expenses – National Institute of Health on the accompanying balance sheet and in research and development in the accompanying statement of operations

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2012 and 2011
and Period from September 17, 2007 (Inception) to March 31, 2012
(UNAUDITED)

Lonza Walkersville, Inc.

On June 21, 2011, the Company entered into a process development and scale-up consulting agreement with Lonza Walkersville, Inc. (“Lonza”) relating to the manufacture of Cōntego.  Lonza is a leading international supplier to the pharmaceutical, healthcare and life science industries. Effective as of November 4, 2011 the Company entered into a Letter of Intent with Lonza Walkersville, Inc. (the “LOI”) whereby Lonza will provide certain process development services as well as to investigate the development and manufacture of Contego™, the Company’s autologous cell therapy using tumor infiltrating lymphocytes for the treatment of Stage IV metastatic melanoma and to explore the manufacture of Contego™ for clinical trials to be performed by the Company.  Pursuant to the terms of the LOI, the Company paid a reservation fee to Lonza of $500,000 which was included in Research and Development Costs in the accompany State of Operations for the year ended December 31, 2011.  The reservation fee payable to Lonza is non-refundable except in the event that Lonza terminates the LOI.

In December 2011, the Company entered into a five-year Manufacturing Services Agreement with Lonza.  Under the Manufacturing Services Agreement, Lonza agreed to manufacture, package, ship and handle quality assurance and quality control of our Contego autologous cell therapy products.  All of Lonza services will be provided under separate statements of work that we have agreed to enter into, from time to time, with Lonza.  The first statement of work, which we entered into in December 2011, describes the services Lonza must perform in connection with optimizing the manufacturing process for Contego products.  The fees and costs of Lonza’s services under the Manufacturing Services Agreement depend on each statement of work.  Under the Manufacturing Services Agreement, we shall be the owners of all intellectual property that is developed, conceived, invented or reduced to practice by Lonza, other than intellectual property that is generally applicable to the development or manufacture of chemical or biological products, or intellectual property that improves Lonza’s previously owned intellectual property.

Lonza is currently working against the $500,000 previously paid.  There were no additional statements of work agreements entered into with Lonza during the three months ended March 31, 2012.

NOTE 7.  RELATED PARTY TRANSACTIONS

Rent and Other Services

We currently maintain our corporate office at 11500 Olympic Blvd., Suite 400, Los Angeles, California 90064 on a month to month basis.  Our monthly rent at our corporate office is $100.  We also rent an office in Westwood, California, from Theorem Group, LLC (“Theorem”), and have the right to use certain other office facilities pursuant to an unwritten month-to-month facilities sharing arrangement with Theorem Group, LLC.  Under this facilities sharing arrangement, we rent an office (which is principally used by our Chief Financial Officer), and have the right to use Theorem’s other office facilities and services (including the conference rooms, telecommunications equipment, parking and office staff).  As of May 10, 2012, Theorem beneficially owned approximately 1.7% our common stock.  Since we intend to outsource substantially all of our clinical development work to contract research and manufacturing providers, we do not have any laboratory facilities.  We do not own or lease any other real property.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2012 and 2011
and Period from September 17, 2007 (Inception) to March 31, 2012
(UNAUDITED)

NOTE 8.  SUBSEQUENT EVENTS

Effective April 5, 2012, the Company issued two (2) twelve (12%) percent promissory notes in the aggregate amount of $250,000 (each a “Promissory Note”) that mature upon the earlier of a sale of $1,000,000 or more of the Company’s securities or May 4, 2012 (the “Maturity Date”). In the event the Company fails to repay the Promissory Notes by the Maturity Date, the Promissory Notes shall thereafter bear interest at a rate of eighteen (18%) percent until paid in full. The Promissory Notes may be prepaid by the Company at any time if paid in full. Specifically, the Company issued Ayer Capital Partners Master Fund L.P. a Promissory Note in the principal sum of $245,000 and Ayer Capital Partners Kestrel Fund L.P. a Promissory Note in the principal sum of $5,000. Ayer Capital Partners Master Fund L.P. currently owns $2,706,146 of the Company’s Tranche A Senior Unsecured Convertible Notes and Tranche B Senior Unsecured Convertible Notes and Ayer Capital Partners Kestrel Fund L.P. currently owns $76,324 of the Company’s Tranche A Senior Unsecured Convertible Notes and Tranche B Senior Unsecured Convertible Notes. The Company used the funds from the issuance of the Promissory Notes to pay its March 8, 2012 installment payment under its Cooperative Research and Development Agreement (CRADA) with the National Institutes of Health and the National Cancer Institute.  Management is currently in negotiations with the promissory notes holders to extend the original due date of the note.

On May 7, 2012, we entered into Note and Common Stock Subscription Agreement (the “Subscription Agreement”) with eight accredited investors (collectively, the “Purchasers”) in connection with the subscription by the Purchasers for certain Secured Promissory Notes (the “2012 Secured Notes”) and shares of our common stock.  Pursuant to the Subscription Agreements, the Purchasers agreed to lend us up to $1,500,000, and we agreed to sell to the Purchasers up to $1,500,000 of 2012 Secured Notes.  In addition, we also agreed to issue to the Purchasers, for no additional consideration, one-half (1/2) share of Common Stock for every dollar funded under the 2012 Secured Notes.  The Purchasers have agreed to fund the $1,500,000 purchase price in three weekly installments of $500,000 each.  The first $500,000 installment was fully funded on May 7, 2012.  The Subscription Agreement provides that if, at any time while the 2012 Secured Notes are outstanding, we consummate and equity and/or debt financing whereby the terms of such financing are more favorable than those provided in the 2012 Secured Notes, then the remaining outstanding portion of the credit facility shall be adjusted to have such terms and conditions similar to those of the new financing.

The 2012 Secured Notes accrue interest on the outstanding principal amount of the 2012 Secured Notes at the rate of 12% per annum.  Interest on the 2012 Secured Notes is computed on the basis of a 365-day year and actual days elapsed.  The 2012 Secured Notes mature and are due and payable in full on the earlier of (i) June 30, 2012, (ii) the date on which the Company has, after May 7, 2012, raised capital (debt or equity) equal to or greater than $1,500,000 in the aggregate, or (iii) a sale and/or merger of the Company.

The repayment of the 2012 Secured Notes is required to be secured with a first lien on all of the assets of the Company, which lien will be parri passu with the Company’s other current and future senior lenders.  In addition, the 2012 Secured Notes are required to be secured by a pledge of all of the shares of Common Stock and by all Common Stock purchase options owned by the Company’s current chief executive officer/ president.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2012 and 2011 should be read in conjunction with the notes to those financial statements that are included in Item 1 of Part 1 of this Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.  For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information in the “Risk Factors” section in our Form 10-K for the year ended December 31, 2011. The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

In order to develop the adoptive cell immunotherapies we licensed from the NIH, effective August 5, 2011, we signed a Cooperative Research and Development Agreement (“CRADA”) with the NIH and the National Cancer Institute (“NCI”). Under the terms of the CRADA, we are required to provide $1,000,000 per year (in quarterly installments of $250,000) to support research activities thereunder and to pay for supplies and travel expenses. We paid the two $250,000 quarterly installments due in September 2011 and December 2011. The $250,000 installment that was due on March 5, 2011 was not paid until April 2012. Although we are not currently default, there is no assurance we will be able to make the required payments timely, nor if we are delinquent again that the NIH will not exercise their right to terminate the CRADA.

In December 2011, we entered into a five-year Manufacturing Services Agreement with Lonza Walkersville, Inc. under which Lonza agreed to manufacture, package, ship and handle quality assurance and quality control of our Contego autologous cell therapy products. All of Lonza Walkersville’s services will be provided under separate statements of work that we have agreed to enter into, from time to time, with Lonza Walkersville, Inc. In 2011, we paid Lonza a total of $500,000. No amounts were due or paid to Lonza for the three months ended March 31, 2012 due under the terms of the agreement.

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

Operating Expenses

Operating expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. Our operating expenses were $2,250,000 and $658,000 for the three months ended March 31, 2012 and 2011, respectively.

Research and Development.

Research and development costs were $886,000 for the three months ended March 31, 2012. No research and development costs were incurred for the three months ended March 31, 2011. Research and development expenses for the three months ended March 31, 2012 are primarily comprised of $616,000 payable to the National Institutes of Health under terms of the Licensing agreement and $270,000 payable under the CRADA.

Change in fair value of derivative liabilities.

During the three months ended March 31, 2012, we recorded a loss of $2,548,000 as a result of an increase in the fair market value of derivative liabilities, primarily derived from outstanding warrants issued as part of various financing activities and common shares underlying our convertible notes payable. During three months ended March 31, 2011, we recorded a gain of $94,000 as a result of a decrease in the fair market value of derivative liabilities, all from outstanding warrants issued as part of various financing activities. The significant loss for the three months ended March 31, 2012 is the result of the increase in the amount of warrants outstanding and the issuance of the $5,000,000 convertible notes (these notes were not outstanding during the three months ended March 31, 2011) coupled with increased volatility and market price of the Company’s common stock.

Interest expense.

Interest expense represents the amount of interest that accrued on the $5,000,000 convertible notes during the three months ended March 31, 2012. There were no promissory notes outstanding during the three months ended March 31, 2011, thus no interest expense was incurred during that period.

Net Loss

We had a net loss of $5,773,000 and $564,000 for the three months ended March 31, 2012 and 2011, respectively. Our net loss for the three months ended March 31, 2012 increased compared to three months ended March 31, 2011 due to  increased operating expenses, increased research and development costs, loss recognized on a change in the fair value of derivative liabilities, and the additional interest expense incurred on the promissory notes we had outstanding during the three months ended March 31, 2012.  We anticipate such losses will continue in the foreseeable future as we execute our business plan and expand research and development activities until, if ever, we commercially release Contego.

Liquidity and Capital Resources

As of March 31, 2012, we had a working capital deficiency of $6,633,000 (excluding our derivative liability of $10,526,000), compared to working capital deficiency of $4,887,000 (excluding our derivative liability of $7,938,000) as of December 31, 2011.  During the fiscal quarter covered by this Quarterly Report, we sold 250,000 shares of common stock for $250,000 in February 2012.  In addition, as further described below, in May 2012 we have received a $500,000 installment of a $1,500,000 short-term credit facility that we entered into on May 7, 2012.

Since our inception, we have funded our operations through private sales of equity securities and convertible loans. In 2010, we raised a total of $1,945,000 from the sale of our common stock (including warrants). In 2011, we raised a total of $895,000 from the sale of 850,000 shares of our common stock and five-year Class “C” Warrants to purchase 850,000 shares that exercisable at $1.25 per share. In a private placement that closed on July 27, 2011, we raised gross proceeds of $5,000,000 from the sale of the convertible promissory notes (the “2011 Notes) and five year warrants (the “Note Warrants”) to purchase 4,000,000 shares of our common stock. The 2011 Notes were initially convertible at $1.25 per share, and the Warrants are initially exercisable at $1.25 per share, subject in both cases to anti-dilution adjustments for issuances below the exercise price then in effect and customary adjustments in the event of stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction involving this company’s common stock.  The 2011 Notes had an initial maturity date of November 30, 2011, but the maturity date has been amended and extended several times. Since May 11, 2012, the stated maturity date of 2011 Notes November 30, 2012, but the holders of the 2011 Notes have the right to demand the repayment in full of the 2011 Notes at any time prior thereto by delivery of written notice to the Company. We currently are unable to repay the 2011 Notes, and there can be no assurance that the holders of the 2011 Note not demand the repayment of the notes prior to November 30, 2012.

In order to fund our planned research and development activities, including the payment of the fees under the NIH License Agreement, the payments due under the CRADA, and the fees under our manufacturing with Lonza, we announced our intention to effect a public offering in April 2012.  Due to market considerations, we withdrew the public offering in May 2012.  In order to fund our operating expenses while we evaluated alternative sources of funding, on May 7, 2012 we entered into Subscription Agreements with eight investors, pursuant to which we agreed to sell to the investors up to $1,500,000 of Secured Promissory Notes (the “2012 Secured Notes”).  In addition, we also agreed to issue to the purchasers of the 2012 Secured Notes, for no additional consideration, one-half (1/2) share of Common Stock for every dollar funded under the 2012 Secured Notes.  The purchasers have agreed to fund the $1,500,000 purchase price in three weekly installments of $500,000 each.  The first $500,000 installment was fully funded on May 7, 2012.  The 2012 Secured Notes accrue interest at the rate of 12% per annum, computed on the basis of a 365-day year and actual days elapsed.  The 2012 Secured Notes mature and are due and payable in full on the earlier of (i) June 30, 2012, (ii) the date on which the Company has, after May 7, 2012, raised capital (debt or equity) equal to or greater than $1,500,000 in the aggregate, or (iii) a sale and/or merger of the Company. The repayment of the 2012 Secured Notes is required to be secured with a first lien on all of the assets of this company, which lien will be parri passu with the company’s other current and future senior lenders.  In addition, the 2012 Secured Notes are required to be secured by a pledge of all of the shares of Common Stock and by all Common Stock purchase options owned by the Company’s current chief executive officer/ president.  The funds to be provided to us under the $1,500,000 credit facility provided by the 2012 Secured Notes will, however, only fund our operations for a short period of time.

 The 2011 Notes can be called for payment in full at any time, and the 2012 Secured Notes will mature no later than June 30, 2012.  Accordingly, unless we obtain additional funding by no later than June 30, 2012 (or a sooner date, if the holders of the 2011 Notes elect to accelerate the payment of their notes), we will not be able to repay these obligations.  Since the 2012 Secured Notes state that they are secured by a first priority lien on all of our assets, the failure to repay those notes could result in the foreclosure of all of our assets.  A foreclosure would result in the loss of our assets and business and the result in a total loss to our stockholders.  We have not identified the sources for the additional financing that we will require, and we do not have commitments from any third parties to provide this financing.  No assurance can be given that we will have access to the capital markets in future, or that financing will be available to us on acceptable terms to satisfy either our short-term future loan repayment obligations or our subsequent on-going cash requirements that we need to implement our business strategies. Our inability to access the capital markets or obtain acceptable financing could force us to terminate our business, abandon our plan to develop Contego, and cease operations.

As shown in the accompanying financial statements, we incurred a net loss of $5,773,000 for the three months ended March 31, 2012. Our current liabilities exceeded current assets by $6,633,000 (excluding our derivative liability of $10,668,000) at March 31, 2012 and negative cash flow from operating activities for the three months ended March 31, 2012 was $760,000. These factors, coupled with and our inability to meet our obligations from current operations, and the need to raise additional capital to accomplish our objectives, create a substantial doubt about our ability to continue as a going concern.

Net cash used in operating activities was $760,000 for the three months ended March 31, 2012 (based on a net loss of $5,773,000) compared to net cash used in operating activities of $565,000 for the three months ended March 31, 2011 (based on a net loss of $792,000). The increase in net cash used in operating activities was primarily due to an increase in our legal, accounting and other professional fees incurred in connection with  the various actual and proposed financings that we were involved in, and the regulatory related activities compared to the prior year’s comparable period.

Net cash provided by financing activities was $250,000 for three months ended March 31, 2012, compared to $45,000 for the three months ended March 31, 2011. These financing activities consisted of the sale of common stock during both three month periods ended March 31, 2012 and March 31, 2011.

As of the date of this Quarterly  Report, we do not have sufficient funds to repay the 2011 Notes. As a result, unless the holders of the 2011 Notes elect to convert their 2011 Notes or unless we either obtain at least $5,2400,000 (to repay the $5,000,000 principal balance, plus approximately $240,000 of accrued interest)  by the maturity date of the 2011 Notes or obtain an additional extension of the maturity date of the 2011 Notes, we will be in default of our payment obligations under the Notes. Upon a default, the interest rate on the Notes increases to 15% per annum, and the holders of the 2011 Notes have the right to demand that we immediately redeem all of the 2011 Notes at a price that is the greater than the outstanding balance. In general, the investors may demand that the 2011 Notes be redeemed at a price equal to the greater of (i) 125% of the outstanding balance, or (ii) an amount based on 135% of the greatest closing sale price of our common stock during the period beginning on the date of default until the redemption demand.

Furthermore, even if obtain the funding necessary to repay the amounts advanced under the 2012 Secured Notes and the amounts outstanding under the 2011 Notes, in addition to paying or ordinary general and administrative expenses, we will need additional funds in order to, among other things, pay $616,000 that we are required to pay to the NIH under the licensing agreement on May 26, 2012 and the next $250,000 quarterly installment under the CRADA that is due on June 5, 2012.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company adopted ASU No. 2011-04 effective January 1, 2012. The updated guidance affects the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company adopted ASU 2011-05 effective January 1, 2012 and it did not affect the Company’s results of operations, financial condition or liquidity.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment.  This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process.  It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company adopted ASU 2011-08 effective January 1, 2012.  The adoption of this new accounting guidance will not have a significant effect on our goodwill impairment assessments in the future.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013.  The Company does not expect adoption of this standard to have a material impact on its results of operations, financial condition, or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

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

Off-Balance Sheet Arrangements

At March 31, 2012, we had no obligations that would require disclosure as off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal; we do not enter into any instruments for trading purposes. Due to the nature of our marketable securities, we believe that we are not exposed to any material market risk. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three months ended March 31, 2012, it would not have had a material effect on our results of operations or cash flows for that period.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the quarterly period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  A material weakness existed relating to a lack of segregation of financial accounting personnel and the expertise necessary to properly account for certain complex transactions. Notwithstanding the existence of this material weakness, we believe that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented. This material weakness was identified in the Company’s annual Form 10-K. However, until this material weakness is remediated, management has concluded that there is a reasonable possibility that a material misstatement to the interim consolidated financial statements could occur and not be prevented or detected by the Company’s controls in a timely manner. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Changes in Controls over Financial Reporting

 In order to remedy the material weakness identified, we have recently under taken actions to implement proper controls and procedures, and other remedial actions which are in the process of being implemented. The Company has hired additional outside consultants to help with designing and implementing appropriate policies and procedures to assure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC's rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which this Company is a party or of which our property is the subject.

Item 1A.	Risk Factors

Information regarding risk factors appears under “Risk Factors” included in Item 1A, Part I, and under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2011.  Except as set forth below, there have been no material changes from the risk factors previously disclosed in the above-mentioned periodic report.

We will need significant additional capital, without which we will have to curtail or cease operations.

The holder of our 7% Senior Unsecured Convertible Notes may demand repayment of those notes at anytime.

In July 2011, we issued $5,000,000 of our 7% Tranche A Senior Unsecured Convertible Notes and Tranche B Senior Unsecured Convertible Notes (collectively, the “2011 Notes”). The Notes initially matured on November 30, 2011, but the maturity date has been extended and amended. As of May 15, 2012, the holders of the 2011 Notes may demand payment at any time upon delivery of written notice to the Company (if no demand is made prior thereto, the 2011 Notes will mature on November 30, 2012).  If a demand for payment is made, we will have to prepay all of the outstanding balance (approximately $5,240,000 as of March 31, 2012, including principal and unpaid interest).  If we fail to pay the 2011 Notes when required, the interest rate on the 2011 Notes increases to 15% per annum, and the holders of the 2011 Notes have the right to demand that we immediately redeem all of the Notes at a price that is the greater than the outstanding balance of the 2011 Notes. In general, the investors may demand that the 2011 Notes be redeemed at a price equal to the greater of (i) 125% of the outstanding balance, or (ii) an amount based on 135% of the greatest closing sale price of our common stock during the period beginning on the date of default until the redemption demand. We currently do not have the funds to repay the 2011 Notes, and we have no agreements in place to obtain the necessary funds for such purpose.  No assurance can be given that we will be able to repay the Notes when they become due.

We have agreed to grant a first priority lien on all of our assets to the holders of a new series of $1,500,000 secured promissory notes.  Failure to repay the secured promissory notes will result in the loss of all of our assets.

On May 7, 2012, we issued $500,000 of % Secured Promissory Notes as part of a $1,500,000 Secured Promissory Note credit facility.  All of the Secured Promissory Notes are to be secured by first priority security interests on all of our assets.  Accordingly, if we are unable to make any of the required payments under the Secured Promissory Notes or if we are otherwise unable to repay the debentures when repayment of the debentures are due, the holders of the debentures will have the right to foreclose on all of our assets, which would prevent us from continuing our operations.   The Secured Promissory Notes mature on June 30, 2012.  We currently do not have the funds to repay the Secured Promissory Notes on their scheduled maturity date.  Failure to repay the foregoing debentures will result in a default, which could result in the acceleration of the debentures and the foreclosure of our assets which, in turn would result in our inability to conduct any further operations and the termination of our business.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

During the three-month period ended March 31, 2012 we effected the following sales of unregistered shares that were not previously reported in a Current Report on Form 8-K:

In February 2012, the Company completed a private placement sale of its securities whereby it sold 250,000 shares of its common stock and a five-year warrant to purchase 250,000 shares to a single accredited investor for $250,000. The warrant will expire in five years and is exercisable at $1.25 per share.  The foregoing shares were sold pursuant to an exemption available under Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

In January 2012, we issued 49,504 shares of common stock to the principals of an investor relations firm in satisfaction of amounts owed of $50,000 under a consulting contract.  The foregoing shares were issued pursuant to an exemption available under Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information.

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesis Biopharma, Inc.

May 15, 2012	By:	/s/ Anthony J. Cataldo
Anthony J. Cataldo
Chief Executive Officer (Principal Executive Officer)

May 15, 2012	By:	/s/ Michael Handelman
Michael Handelman
Chief Financial Officer (Principal Financial and Accounting Officer)