Form 10-Q
period 2012-06-30
Genesis Biopharma, Inc
filed 2012-08-14
CIK 1425205

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012

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
Yes ☐No ☑

At August 14, 2012, the issuer has 78,293,095 shares of common stock outstanding.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
FORM 10-Q
For the Quarter Ended June 30, 2012

PART I.  FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
Condensed Balance Sheets

	June 30	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$15,739	$510,217
Deposits and prepaid expenses	8,628	13,864
Total Current Assets	24,367	524,081

Property and equipment, net of accumulated
depreciation of $5,809 and $2,704	25,244	28,349
Rent Deposit	16,000	16,000

Total Assets	$65,611	$568,430

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	609,266	190,048
Accrued expenses	502,347	221,507
Accrued expenses - National Institute of Health	616,000	-
12% secured promissory notes	1,216,250	-
7% convertible promissory notes	5,000,000	5,000,000
Derivative liabilities	8,740,110	7,937,793
Total Current Liabilities	16,683,973	13,349,348

Commitments and contingencies

Stockholders' Deficiency
Common stock, $0.000041666 par value; 1,800,000,000 shares authorized,
78,293,095 and 77,993,591 shares issued and outstanding, respectively	3,262	3,250
Common shares to be issued with 12% secured promissory notes	497,888	-
Additional paid-in capital	16,357,027	14,592,408
Accumulated deficit	(33,476,539)	(27,376,576)
Total Stockholders' Deficiency	(16,618,362)	(12,780,918)

Total Liabilities and Stockholders' Deficiency	$65,611	$568,430

The accompanying notes are an integral part of these condensed financial statements.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					For the Period from
					September 17, 2007
	For the Three Months Ended		For the Six Months Ended		(Date of Inception)
	June 30,		June 30,		through
	2012	2011	2012	2011	June 30, 2012

Revenues	$-	$-	$-	$-	$-

Costs and expenses
Operating expenses (including $469,486,
$9,211,000, $1,696,712, $9,251,302 and $13,855,121
in share-based compensation costs)	1,376,425	10,561,185	3,626,558	11,219,434	23,647,696
Research and development	270,000	-	1,156,000	-	3,083,045
Impairment of intangible asset	-	-	-	-	160,036
Total costs and expenses	1,646,425	10,561,185	4,782,558	11,219,434	26,890,777
Loss from operations	(1,646,425)	(10,561,185)	(4,782,558)	(11,219,434)	(26,890,777)

Other income (expense)
Change in fair value of derivative liabilities	1,927,839	(398,556)	(620,235)	(304,602)	746,573
Interest expense	(110,810)	-	(199,282)	-	(350,790)
Amortization of discount on convertible notes	(497,888)	-	(497,888)	-	(5,497,888)
Private placement costs	-	-	-	-	(1,483,657)
Total other income (expense)	1,319,141	(398,556)	(1,317,405)	(304,602)	(6,585,762)

Net Loss	$(327,284)	$(10,959,741)	$(6,099,963)	$(11,524,036)	$(33,476,539)

Net Loss Per Share, Basic and Diluted	$(0.00)	$(0.15)	$(0.08)	$(0.16)

Weighted-Average Common Shares
Outstanding, Basic and Diluted	78,293,095	74,074,238	78,214,880	72,950,655

The accompanying notes are an integral part of these condensed financial statements.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
Condensed Statements of Stockholders' Deficiency
For the Six Months Ended June 30, 2012
(Unaudited)

			Common	Additional		Total
	Common Stock		Stock to	Paid-In	Accumulated	Stockholders'
	Shares	Amount	be issued	Capital	Deficit	Deficiency

Balance - December 31, 2011	77,993,591	$3,250	$-	$14,592,408	$(27,376,576)	$(12,780,918)

Common stock sold in private placement
at $1.00 per share, February 2012	250,000	$10	$-	$67,909	$-	$67,919

Common stock issued to consultants
for services	49,504	$2	$-	$49,998	$-	$50,000
						$-
Common shares to be issued with
12% secured promissiory notes	-	$-	$497,888	$-	$-	$497,888

Fair value of vested stock options	-	$-	$-	$1,646,712	$-	$1,646,712
						$-
Net loss	-	$-	$-	$-	$(6,099,963)	$(6,099,963)

Balance - June 30, 2012	78,293,095	$3,262	$497,888	$16,357,027	$(33,476,539)	$(16,618,362)

The accompanying notes are an integral part of these condensed financial statements.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			September 17, 2007
	For the Six Months Ended		(Date of Inception)
	June 30,		through
	2012	2011	June 30, 2012

Cash Flows From Operating Activities
Net loss	$(6,099,963)	$(11,524,036)	$(33,476,539)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	3,105	36,796	67,181
Impairment of intangible asset	-	-	160,036
Fair value of vested stock options and warrants	1,646,712	384,264	3,554,632
Fair value of derivative liability recorded upon
issuance of warrants	-	-	2,563,647
Amortization of discount on convertible notes	-	-	5,000,000
Common shares to be issued with 12% promissiory notes	497,888	-	497,888
Private placement costs	-	-	1,483,658
Change in fair value of derivative liabilities	620,236	304,602	(746,572)
Common stock issued to officer for services	-	8,100,000	8,010,000
Common stock issued for services	50,000	65,000	548,452
Fair value of common stock transferred to officer
and director	-	702,037	1,742,037
Write off of advances to related party	-	-	50,000
Changes in assets and liabilities:
Deposits, prepaid expenses and other assets	5,236	947	(24,628)
Accounts payable and accrued expenses	700,058	100,346	1,111,613
Accrued expenses - National Institute of Health	616,000	-	616,000
Net Cash Used In Operating Activities	(1,960,728)	(1,830,044)	(8,842,595)

Cash Flows From Investing Activities
Property and equipment	-	(16,861)	(35,053)
Advances to related party	-	(50,000)	(50,000)
Net Cash Used In Investing Activities	-	(66,861)	(85,053)

Cash Flows From Financing Activities
Proceeds from the issuance of convertible notes, net	-	-	4,615,000
Proceeds from the issuance of secured promissory notes, net	1,216,250	-	1,216,250
Proceeds from the issuance of common stock	250,000	873,000	3,094,000
Due to director	-	-	18,137
Net Cash Provided By Financing Activities	1,466,250	873,000	8,943,387
Net Decrease In Cash And Cash Equivalents	(494,478)	(1,023,905)	15,739
Cash and Cash Equivalents, Beginning of Period	510,217	1,292,469	-
Cash and Cash Equivalents, End of Period	$15,739	$268,564	$15,739

Supplemental Disclosures of Cash Flow Information:
Derivative liability recorded upon issuance of convertible
notes and warrants	$-	$-	$5,535,310
Derivative liability recorded as offering cost	$182,081	$642,296	$824,377
Common stock issued for intellectual property	$-	$-	$217,408
Forgiveness of debt by director, treated as contribution of capital	$-	$-	$18,137

The accompanying notes are an integral part of these condensed financial statements.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2012 and 2011 and Period
from September 17, 2007 (Inception) to June 30, 2012
(UNAUDITED)

NOTE 1.  GENERAL ORGANIZATION AND BUSINESS

Genesis Biopharma, Inc. (the “Company” or “we”) was originally incorporated under the laws of the state of Nevada on September 17, 2007. The Company is considered a development stage company, and has had no revenues from operations to date.

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

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited financial statements of the Company for the three and six months ended June 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.  The balance sheet information as of December 31, 2011 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012. These financial statements should be read in conjunction with that report.

Development Stage

We are currently in the development stage.  As a development stage company that is currently engaged in the development of therapeutics to fight cancer, we have not yet generated any revenues from our biopharmaceutical business. We currently do not anticipate that we will generate any revenues during 2012 from the sale or licensing of any products. In addition, we have not generated any revenues from our prior business plans.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2012 and 2011 and Period
from September 17, 2007 (Inception) to June 30, 2012
(UNAUDITED)
Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not had any revenue and is still considered to be in the development stage.  As shown in the accompanying financial statements, the Company has incurred a net loss of $6,099,963 for the six months ended June 30, 2012 and has used $1,960,728 of cash in its operating activities during the six months ended June 30, 2012.  As of June 30, 2012, the Company has a stockholders’ deficiency of $16,618,362 and has a working capital deficiency of $7,919,496 (excluding our derivative liability).  The Company has minimal cash and cash equivalents on hand as of June 30, 2012.  In addition, as described in Notes 3 and 4, the Company has secured notes payable (“2012 Notes) and convertible notes (“2011 Notes”) of $1.2 million that were due June 30, 2012 have subsequently been extended to September 30, 2012 and $5.0 million that were due May 11, 2012 that have subsequently been extended to November 30, 2012, respectively.  The 2011 Notes can be called for payment in full at any time and the 2012 Secured Notes state that they are secured by a first priority lien on all of our assets.  Accordingly, if we do not obtain additional funding by no later than November 30, 2012 (or a sooner date, if the holders of the 2011 Notes elect to accelerate the payment of their notes), we will not be able to repay these obligations.  Since the 2012 Secured Notes state that they are secured by a first priority lien on all of our assets, the failure to repay those notes could result in the foreclosure of all of our assets.  A foreclosure would result in the loss of our assets and business and the result in a total loss to our stockholders.

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

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve sustainable revenues and profitable operations. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties. At June 30, 2012, the Company has not yet commenced any revenue-generating operations and is dependent on debt and equity funding to finance its operations.

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

Because the Company is currently engaged in research at an early stage, it will likely take a significant amount of time to develop any product or intellectual property capable of generating revenues. As such, the Company’s business is unlikely to generate any sustainable revenues in the next several years, and may never do so. Even if the Company is able to generate revenues in the future through licensing its technologies or through product sales, there can be no assurance that the Company will be able to generate a profit. These factors, coupled with our inability to meet our obligations from current operations, and the need to raise additional capital to accomplish our objectives, create a substantial doubt about our ability to continue as a going concern.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2012 and 2011 and Period
from September 17, 2007 (Inception) to June 30, 2012
(UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Loss per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the three and six months ended June 30, 2012 and 2011, the calculations of basic and diluted loss per share are the same because inclusion of potential dilutive securities in the computation would have an anti-dilutive effect due to the net losses.

The potentially dilutive securities at June 30, 2012 consist of options to acquire 9,575,000 shares of the Company’s common stock, warrants to acquire 9,930,022 shares of the Company’s common stock, and approximately 4,000,000 shares of common stock issuable upon the conversion of the unsecured convertible promissory notes.  In addition, dilutive securities at June 30, 2011 consist of options to acquire 2,425,000 shares of the Company’s common stock and warrants to acquire 2,000,022 shares of the Company’s common stock.

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

	June 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative liabilities	$-	$-	$8,740,110	$8,740,110	$-	$-	$7,937,793	$7,937,793

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

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2012 and 2011 and Period
from September 17, 2007 (Inception) to June 30, 2012
(UNAUDITED)

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

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2012 and 2011 and Period
from September 17, 2007 (Inception) to June 30, 2012
(UNAUDITED)

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

NOTE 3.  12% SECURED PROMISSORY NOTES

Effective April 5, 2012, the Company issued two (2) twelve (12%) percent promissory notes in the aggregate amount of $250,000 (each a “Promissory Note”) that mature upon the earlier of a sale of $1,000,000 or more of the Company’s securities or May 4, 2012 (the “Maturity Date”). In the event the Company fails to repay the Promissory Notes by the Maturity Date, the Promissory Notes shall thereafter bear interest at a rate of eighteen (18%) percent until paid in full. The Promissory Notes may be prepaid by the Company at any time if paid in full. Specifically, the Company issued Ayer Capital Partners Master Fund L.P. a Promissory Note in the principal sum of $245,000 and Ayer Capital Partners Kestrel Fund L.P. a Promissory Note in the principal sum of $5,000. Ayer Capital Partners Master Fund L.P. currently owns $2,706,146 of the Company’s Tranche A Senior Unsecured Convertible Notes and Tranche B Senior Unsecured Convertible Notes and Ayer Capital Partners Kestrel Fund L.P. currently owns $76,324 of the Company’s Tranche A Senior Unsecured Convertible Notes and Tranche B Senior Unsecured Convertible Notes. On May 7, 2012 these promissory notes were exchanged for new notes described below.

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

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2012 and 2011 and Period
from September 17, 2007 (Inception) to June 30, 2012
(UNAUDITED)

As of June 30, 2012, $1,216,250 of the notes were funded, comprised of $916,250 in cash received during the period plus the $250,000 in exchanged notes as described above. Upon issuance, the Company was obligated to issue 608,125 shares of its common stock.  The Company determined the fair value of the common stock to be issued was $497,888 and recorded a corresponding discount to the Notes. The total discount to the notes of $497,888 was amortized over the term of the notes through the original maturity date of June 30, 2012 and recorded as other expense under the caption “Amortization of discount on Notes” in the accompanying statement of operations.

The Subscription Agreement provides that if, at any time while the 2012 Secured Notes are outstanding, we consummate any equity and/or debt financing whereby the terms of such financing are more favorable than those provided in the 2012 Secured Notes, then the remaining outstanding portion of the credit facility shall be adjusted to have such terms and conditions similar to those of the new financing.

The 2012 Secured Notes accrue interest on the outstanding principal amount of the 2012 Secured Notes at the rate of 12% per annum.  Interest on the 2012 Secured Notes is computed on the basis of a 365-day year and actual days elapsed.  The 2012 Secured Notes mature and were due and payable in full on the earlier of (i) June 30, 2012, (ii) the date on which the Company has, after May 7, 2012, raised capital (debt or equity) equal to or greater than $1,500,000 in the aggregate, or (iii) a sale and/or merger of the Company.  The Notes matured and were payable in full on June 30, 2012. Effective June 30, 2012, the Company entered into a Maturity Date Extension with the holders of all of the Notes. Pursuant to the Maturity Date Extension, the maturity date of the Notes has been extended to September 30, 2012. Except for the change of the maturity date as described above, all of the terms and conditions of the Notes remain in full force and effect.

The repayment of the 2012 Secured Notes is secured with a first lien on all of the assets of the Company, which lien will be parri passu with the Company’s other current and future senior lenders.  In addition, the 2012 Secured Notes are secured by a pledge of all of the shares of Common Stock and by all Common Stock purchase options owned by the Company’s current chief executive officer/ president.

NOTE 4.  7% CONVERTIBLE PROMISSORY NOTES AND WARRANTS

Effective July 27, 2011 the Company completed an offering of $5,000,000 of its unsecured convertible notes (the “Notes”) and warrants to acquire 4,000,000 shares of the Company’s common stock.  Under the terms of the offering, the investors entered into a securities purchase agreement with the Company whereby the investor received notes that were originally scheduled to mature on November 30, 2011 and which are convertible into shares of the Company’s common stock at a conversion price of $1.25 per share, subject to adjustment.  The terms of the notes have been amended several times and had an extended maturity date of May 11, 2012 which have been subsequently amended and extended to November 30, 2012, unless the holders of the Notes demand payment at any earlier date upon delivery of written notice.  The purchasers of the Notes also received warrants that have a term of five years and are exercisable at $1.25 per share, subject to adjustment.  Interest on the notes accrues at 7% per annum and is due on the maturity date of the notes.  The notes also contain a redemption feature whereby the Company can force conversion in the event its common stock trades at 200% of the conversion price for twenty consecutive trading days with a minimum daily trading volume of 100,000 shares.  Net proceeds to the Company from the issuance of the Notes and warrants was $4,615,000 after placement and other direct closing costs.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2012 and 2011 and Period
from September 17, 2007 (Inception) to June 30, 2012
(UNAUDITED)

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

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2012 and 2011 and Period
from September 17, 2007 (Inception) to June 30, 2012
(UNAUDITED)

NOTE 5.  COMMON STOCK

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

Issuance of common stock for services

During January, 2012, the Company issued 49,504 shares of common stock to the principals of an investor relations firm in satisfaction of amounts owed of $50,000 under their consulting contract.  The shares of common stock issued were valued at the market price on the date of issuance.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2012 and 2011 and Period
from September 17, 2007 (Inception) to June 30, 2012
(UNAUDITED)

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

During the period ended June 30, 2012, the Company granted options to a member of the Company’s Scientific Advisory Board to purchase 100,000 shares of its common stock. The options have an exercise price of $1.15/share, vest over one year and will expire in ten years from grant date. Total fair value of the warrant amounted to $40,000 using the Black-Scholes Merton valuation model with the following average assumptions: stock price of $0.45, risk-free interest rate of 1.58%, dividend yield of 0%; volatility of 115%; and life of 9.5 years. During the period ended June 30, 2012, the Company recognized compensation expense of $19,836 based upon vesting of options.

A summary of the status of stock options at June 30, 2012, and the changes during the three months then ended, is presented in the following table:

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2012 and 2011 and Period
from September 17, 2007 (Inception) to June 30, 2012
(UNAUDITED)

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 31, 2011	9,275,000	$1.09	8.5 years	$1,114,063
Granted	300,000	1.00
Exercised	-	-
Expired	-	-

Outstanding at June 30, 2012	9,575,000	$1.08	9.0 years	$481,563

Exercisable at June 30, 2012	4,113,795	$0.98	8.3 years	$346,976

During the three and six months ended June 30, 2012 the Company recorded compensation costs of $469,486, and $1,646,712, respectively, relating to the vesting of the stock options discussed above.  During the three and six months ended June 30, 2011, the Company recorded compensation costs of $343,963, and $40,302, respectively, relating to the vesting of the stock options.  As of June 30, 2012, the aggregate value of unvested options was $4,352,120, which will continue to be amortized as compensation cost as the options vest over terms ranging from 1 to 5 years, as applicable.

On March 1, 2011, the Company entered into an employment agreement with an individual.  Pursuant to the terms of the agreement, the Company committed to issue options to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $1.25.  The options vest as follows:  a) 500,000 shares vested immediately and b) 2,000,000 shares vest in equal monthly installments over the 2-year life of the agreement. Neither the Board of Directors nor the Compensation Committee has actually granted the foregoing options.  Accordingly, the Company may be obligated to grant these options, but has not done so yet.  Therefore, as the grant of these options has not been approved, they are not included in compensation expense or in number of granted options listed as of and for the year ended December 31, 2011 or as of and for the three and six months ended June 30, 2012.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2012 and 2011 and Period
from September 17, 2007 (Inception) to June 30, 2012
(UNAUDITED)

Warrants

A summary of the status of stock warrants at June 30, 2012, and the changes during the three months then ended, is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at December 31, 2011	9,680,022	1.22	4.5 years	-
Issued	250,000	1.25
Issued	-	-
Expired	-	-

Outstanding at June 30, 2012	9,930,022	$1.31	5.1 years	$-

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

NOTE 6 - DERIVATIVE LIABILITIES

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Under the authoritative guidance, effective January 1, 2009, instruments which did not have fixed settlement provisions were deemed to be derivative instruments.  The Note and warrants issued related to the private placement described in Notes 4 and 5 do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future.  The conversion feature and warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using probability weighted average Black-Scholes-Merton valuation techniques with the following average assumptions:

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2012 and 2011 and Period
from September 17, 2007 (Inception) to June 30, 2012
(UNAUDITED)

	June 30, 2012	Upon Issuance	December 31, 2011
		(February 2012)
Warrants:
Risk-free interest rate	0.50%	1.04%	0.46%
Expected volatility	115.00%	89.27%	86.20%
Expected life	3.61 years	5.0 years	4.45 years
Expected dividend yield	0.00%	0.00%	0.00%

Fair value of conversion feature	$2,640,406	$-	$177,258
Fair value of warrants	$6,099,704	$182,081	$7,760,535
Total fair value	$8,740,110	$182,081	$7,937,793

The risk-free interest rate was based on rates established by the Federal Reserve Bank, the Company uses the historical volatility of its common stock in 2012. In the prior year, the Company used an average volatility rate of similar publicly traded companies as an input to its fair value calculations. During the current period, the Company determined that its stock price has matured and there is a consistent level of trading activity, as such, the Company used the volatility percentage of its common stock.

The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future

As of June 30, 2012 and December 31, 2011, the aggregate derivative liability was $8,740,110 and $7,937,793, respectively.  For the three and six months ended June 30, 2012, the Company recorded a gain from the decrease in fair value of the derivative liabilities of $1,927,839 and a loss from the increase in the fair value of the derivative liabilities of ($620,235), respectively.  For the three and six months ended June 30, 2011, the Company recorded a loss from the increase in fair value of the derivative liabilities of ($398,556) and ($304,602), respectively.

NOTE 7.  LICENSE AND COMMITMENTS

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

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2012 and 2011 and Period
from September 17, 2007 (Inception) to June 30, 2012
(UNAUDITED)

The Company will provide funds in the amount of $1,000,000 per year of the CRADA for Dr. Rosenberg to use to acquire technical, statistical, and administrative support for the research activities, as well as to pay for supplies and travel expenses.  The Company will provide funds in the amount of $250,000 on a quarterly basis.  The first quarterly installment of $250,000 was due within thirty (30) days of the Effective Date of the CRADA and each subsequent installment will be due within thirty (30) days of each quarterly anniversary of the December 5, 2011 Effective Date.  In addition, although the CRADA has a five year term, either party to the CRADA has the right to terminate the CRADA upon 60 days’ notice to the other party.  The Company also agreed that Dr. Rosenberg can allocate the funding between the various categories in support of the CRADA research as he sees fit.

During the six months ended June 30, 2012, the Company paid $500,000 under the terms of this agreement which is included in Research and Development expenses in the accompanying statement of operations.

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

On October 5, 2011 we licensed the rights to the adoptive cell therapy from the National Institute of Health and to a manufacturing process for Contego (initially for Stage IV metastatic melanoma) that we intend to develop to enable us to make the adoptive cell therapy available to a larger number of patients. The license agreement required us to pay the NIH approximately $723,000 of upfront licensing fees and expense reimbursements in 2011 which was included in Research and Development expenses in fiscal 2011.  In addition, the Company will have to pay royalties of six percent (6%) of net sales (subject to certain annual minimum royalty payments), a percentage of revenues from sublicensing arrangements, and lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications and other direct cost incurred by NIH pursuant to the agreement.  The Company initially intends to focus on the development of licensed products in the metastatic melanoma field of use.  If the Company achieves all benchmarks for metastatic melanoma, up to and including the product’s first commercial sale in the United States, the total amount of such benchmark payments will be $6,050,000.  The benchmark payments for the other three indications, if all benchmarks are achieved, will be $6,050,000 for ovarian cancer, $12,100,000 for breast cancer, and $12,100,000 for colorectal cancer.  Accordingly, if the Company achieves all benchmarks for all four licensed indications, the aggregate amount of benchmark royalty payments that the Company will have to make to NIH will be $36,300,000.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2012 and 2011 and Period
from September 17, 2007 (Inception) to June 30, 2012
(UNAUDITED)

During the three months ended June 30, 2012 there were no net sales subject to certain annual minimum royalty payments, a percentage of revenues from sublicensing arrangements.  In addition there were no benchmarks or milestones achieved that would require payment under the lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications.   During the six months ended June 30, 2012 the Company accrued $616,000 of direct expense reimburses, such as legal costs associated with patents, incurred by the NIH in performing on the licensing agreement.  Such costs are reimbursable from the Company to the NIH pursuant to the terms of the licensing agreement.  The company has received a repayment extension by the NIH to August 27, 2012.  The costs are included in Accrued expenses – National Institute of Health on the accompanying balance sheet and in research and development in the accompanying statement of operations.  Other then royalties and benchmark expenses as described above and the aforementioned direct expense reimbursements there are no additional future obligations associated with the license.

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

Lonza is currently working against the $500,000 previously paid.  There were no additional statements of work agreements entered into with Lonza during the six months ended June 30, 2012.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2012 and 2011 and Period
from September 17, 2007 (Inception) to June 30, 2012
(UNAUDITED)

NOTE 8.  RELATED PARTY TRANSACTIONS

Rent and Other Services

We currently maintain our corporate office at 11500 Olympic Blvd., Suite 400, Los Angeles, California 90064 on a month to month basis.  Our monthly rent at our corporate office is $100.  We also rent an office in Westwood, California, from Theorem Group, LLC (“Theorem”), and have the right to use certain other office facilities pursuant to an unwritten month-to-month facilities sharing arrangement with Theorem Group, LLC.  Under this facilities sharing arrangement, we rent an office (which is principally used by our Chief Financial Officer), and have the right to use Theorem’s other office facilities and services (including the conference rooms, telecommunications equipment, parking and office staff).  As of August 14, 2012, Theorem beneficially owned approximately 1.7% of our common stock.  Since we intend to outsource substantially all of our clinical development work to contract research and manufacturing providers, we do not have any laboratory facilities.  We do not own or lease any other real property.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the three months and six months ended June 30, 2012 and 2011 should be read in conjunction with the notes to those financial statements that are included in Item 1 of Part 1 of this Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.  For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information in the “Risk Factors” section in our Form 10-K for the year ended December 31, 2011. The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

On October 5, 2011 we licensed the rights to the adoptive cell therapy from the National Institute of Health and to a manufacturing process for Contego (initially for Stage IV metastatic melanoma) that we intend to develop to enable us to make the adoptive cell therapy available to a larger number of patients. The license agreement required us to pay the NIH approximately $723,000 of upfront licensing fees and expense reimbursements in 2011. In addition, we will have to pay royalties of six percent (6%) of net sales (subject to certain annual minimum royalty payments), a percentage of revenues from sublicensing arrangements, and lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications and other direct costs incurred by NIH pursuant to the agreement.  During the period ending June 30, 2012, the Company recognized a total of $616,000 in research and development expenses for costs reimbursed to NIH pursuant to the agreement.  We also have to make certain benchmark payments to the NIH based on the development and commercial release of licensed products using the technology underlying the License Agreement. If we achieve all benchmarks for metastatic melanoma, up to and including the product’s first commercial sale in the United States, the total amount of such benchmark payments will be $6,050,000 for the melanoma indication. The benchmark payments for the other three indications, if all benchmarks are achieved, will be $6,050,000 for ovarian cancer, $12,100,000 for breast cancer, and $12,100,000 for colorectal cancer. Accordingly, if we achieve all benchmarks for all four licensed indications, the aggregate amount of benchmark royalty payments that we will have to make to NIH will be $36,300,000.

During the three months ended June 30, 2012 there were no net sales subject to certain annual minimum royalty payments, a percentage of revenues from sublicensing arrangements.  In addition there were no benchmarks or milestones achieved that would require payment under the lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications.   During the six months ended June 30, 2012 the Company accrued $616,000 of direct expense reimburses, such as legal costs associated with patents, incurred by the NIH in performing on the licensing agreement.  Such costs are reimbursable from the Company to the NIH pursuant to the terms of the licensing agreement.  The company is in constant communication with the NIH and has been informed that the NIH is not seeking immediate repayment at this time.  The costs are included in Accrued expenses – National Institute of Health on the accompanying balance sheet and in research and development in the accompanying statement of operations.  Other then royalties and benchmark expenses as described above and the aforementioned direct expense reimbursements there are no additional future obligations associated with the license.

In order to develop the adoptive cell immunotherapies we licensed from the NIH, effective August 5, 2011, we signed a Cooperative Research and Development Agreement (“CRADA”) with the NIH and the National Cancer Institute (“NCI”). Under the terms of the CRADA, we are required to provide $1,000,000 per year (in quarterly installments of $250,000) to support research activities thereunder and to pay for supplies and travel expenses. We paid the two $250,000 quarterly installments due in September 2011 and December 2011. The two installments due during the six months ended June 30, 2012 have been paid.  Although we are not currently in default, there is no assurance we will be able to make the required payments timely, nor if we are delinquent that the NIH will not exercise their right to terminate the CRADA.

In December 2011, we entered into a five-year Manufacturing Services Agreement with Lonza Walkersville, Inc. under which Lonza agreed to manufacture, package, ship and handle quality assurance and quality control of our Contego autologous cell therapy products. All of Lonza Walkersville’s services will be provided under separate statements of work that we have agreed to enter into, from time to time, with Lonza Walkersville, Inc. In 2011, we paid Lonza a total of $500,000.  Lonza is currently working against the $500,000 previously paid.  There were no additional statements of work agreements entered into with Lonza during the six months ended June 30, 2012.

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

Operating Expenses

Operating expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. Operating expenses were $1,376,425 and $10,561,185 for the three months ended June 30, 2012 and 2011, respectively.  Operating expenses were $3,626,558 and $11,219,434 for the six months ended June 30, 2012 and 2011, respectively.

Operating expenses during the three months ended June 30, 2012 decreased by $9,184,760 compared with the three months ended June 30, 2011 primarily as a result of the reduction in non-cash compensation we incurred for the three months ended June 30, 2012.  During the three months ended June 30, 2011 we incurred $9,211,000 in non-cash compensation compared to $469,486 for the three months ended June 30, 2012.  The reduction was primarily attributable to $8,010,000 and $702,000 in common stock to our Chief Executive Officer for services and shares transferred to him, respectively, combined with $155,000 in common stock issued for services during the three months ended June 30, 2011 compared to none for the three months ended June 30, 2012.

Operating expenses during the six months ended June 30, 2012 decreased by $7,592,876 compared with the three months ended June 30, 2011 primarily as a result of the reduction in non-cash compensation we incurred for the three months ended June 30, 2012.  During the six months ended June 30, 2011 we incurred 9,251,302 in non-cash compensation compared to 1,696,713 for the six months ended June 30, 2012.  The reduction was primarily attributable to $8,010,000 and $702,000 in common stock to our Chief Executive Officer for services and shares transferred to him, respectively, combined with $155,000 in common stock issued for services during the three months ended June 30, 2011 compared to none for the three months ended June 30, 2012.

Research and Development.

Research and development expenses are primarily comprised of certain amounts payable to the National Institutes of Health under terms of the Licensing agreement and CRADA. Research and development costs were $270,000 for the three months ended June 30, 2012. No research and development costs were incurred for the three months ended June 30, 2011. Research and development expenses are primarily comprised of $250,000 payable quarterly to the National Institutes of Health under terms of the Licensing agreement and CRADA.

Research and development costs were $1,156,000 for the six months ended June 30, 2012. No research and development costs were incurred for the six months ended June 30, 2011. Research and development expenses are primarily comprised of $500,000 in payments for the six month period due to the National Institutes of Health under terms of the Licensing agreement and CRADA and we accrued $616,000 of direct expenses incurred by the NIH in pursuant to terms of the licensing agreement.

Change in fair value of derivative liabilities.

The Company records the change in fair value of derivative which are primarily derived from outstanding warrants issued as part of various financing activities and common shares underlying our convertible notes payable. The change in fair value of derivative liabilities for the three months ended June 30, 2012 was gain of $1,927,839 compared to a loss of $(398,556) for the three months ended June 30, 2012. The change in fair value of derivative liabilities for the six months ended June 30, 2012 was loss of ($620,235) compared to a loss of $(304,602) for the three months ended June 30, 2012.

The change in fair value of derivative liabilities for the three months ended June 30, 2012 was a gain $2,326,395 compared to the three months ended June 30, 2011.  The significant gain was primarily the result of the decrease in the stock price, $0.45 compared to $1.45, used in the calculation of the fair value at June 30, 2012 compared to June 30, 2011, respectively which offset the increase in the quantity of derivative instruments recorded as of June 30, 2012 compared to June 30, 2011.

The change in fair value of derivative liabilities for the six months ended June 30, 2012 was a loss $315,633 compared to the three months ended June 30, 2011.  The loss was primarily the result of the increase in the quantity of derivative instruments recorded as of June 30, 2012, the increase in the life used pursuant to the extension of the maturity date of the convertible notes and the increase in the volatility rate compared to June 30, 2011, including a $2,642,028 loss for the comparable quarters ended March 31, 2012 and 2011, respectively, offset by the impact of the decrease in the stock price, $0.45 compared to $1.45, used in the calculation of the fair value at June 30, 2012.

Interest expense.

Interest expense represents the amount of interest that accrued on the Secured Promissory and Convertible Notes.

Interest expense was $110,810 and $199,282 for the three and six months ended June 30, 2012, respectively.  There were no Notes outstanding during the three and six months ended June 30, 2011 thus no interest expense was incurred during that period.

Amortization of discount on notes

During the three and six months ended of June 30, 2012, $1,216,250 of secured promissory notes were funded.  Upon issuance, the Company was obligated to issue 608,125 shares of its common stock.  The Company determined the fair value of the common stock to be issued was $497,888 and recorded a corresponding discount to the Notes. The total discount to the notes of $497,888 was amortized over the term of the notes through the original maturity date of June 30, 2012.  There were no note discounts incurred during the three and six months ended June 30, 2011.

Net Loss

We had a net loss of $327,284 and $10,959,741 for the three months ended June 30, 2012 and 2011, respectively. We had a net loss of $6,099,963 and $11,524,036 for the six months ended June 30, 2012 and 2011, respectively.

Our net loss for three months ended June 30, 2012 decreased $10,632,457compared to three months ended June 30, 2011 primarily as a result of the aforementioned decrease in non-cash operating expenses and the gain on change in fair value of derivative instruments offset by the increases in research and development costs, interest expense and amortization of discount on notes.

Our net loss for six months ended June 30, 2012 decreased $5,424,073 compared to six months ended June 30, 2011 primarily as a result of the aforementioned decrease in non-cash operating expenses and the gain on change in fair value of derivative instruments offset by the increases in research and development costs, interest expense and amortization of discount on notes. We anticipate such losses to continue into the foreseeable future as we execute our business plan and expand research and development activities.

Liquidity and Capital Resources

As of June 30, 2012, we had a working capital deficiency of $7,919,000 (excluding our derivative liability of $8,740,000), compared to working capital deficiency of $4,887,000 (excluding our derivative liability of $7,938,000) as of December 31, 2011. The Company has minimal cash and cash equivalents on hand as of June 30, 2012.  In addition, as described below, we have secured promissory notes (“2012 Notes) and convertible notes (“2011 Notes”) of $1.2 million that were due June 30, 2012 have subsequently been extended to September 30, 2012 and $5.0 million that were due May 11, 2012 that have subsequently been extended to November 30, 2012, respectively. Although the holders of the Notes have, to date, granted us several extensions on the maturity date, no assurance can be given that we will obtain further extensions, or that we will be able to repay the Notes by such other subsequent maturity dates

All of our capital resources during the six months ended June 30, 2012 were derived through the issuance of $1,216,000 in secured promissory notes and issuance of 250,000 shares of our common stock for $250,000.  We have not identified the sources for the additional financing that we will require, and we do not have commitments from any third parties o provide this financing.  No assurance can be given that we will have access to the capital markets in future, or that financing will be available to us on acceptable terms to satisfy the future and on-going cash requirements that we need to implement our business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse affect on our results of operations and financial condition, and could severely threaten our ability to continue as a going concern.

As shown in the accompanying financial statements, we incurred a net loss of $6,100,000 for the six months ended June 30, 2012. Our current liabilities exceeded current assets by $7,919,000 (excluding our derivative liability of $8,740,000 at June 30, 2012 and negative cash flow from operating activities for the six months ended June 30, 2012 was $1,961,000. These factors, coupled with and our inability to meet our obligations from current operations, and the need to raise additional capital to accomplish our objectives, create a substantial doubt about our ability to continue as a going concern.

We currently do not have sufficient capital on hand to fund our anticipated on-going operating expenses, and we do not have any bank credit lines or other sources of capital. Accordingly, we will have to obtain additional debt or equity funding in the near future in order to continue our operations. We have not yet identified the sources for the additional financing that we will require, and cannot be sure that we will be able to obtain any additional funding from either of these sources, or that the terms under which we may be able to obtain such funding will be beneficial to us or our stockholders.

Net cash used in operating activities was $1,961,000 for the six months ended June 30, 2012 compared to net cash used in operating activities of $1,830,000 for the six months ended June 30, 2011. The ongoing use of cash in operating activities is primarily due to our costs associated with research and development along with legal, accounting and other professional fees substantially due to the various financings that we were and are expected to be involved in, and the regulatory related activities.

Net cash provided by financing activities was $1,466,000 for six months ended June 30, 2012, compared to $823,000 for the six months ended June 30, 2011. The increase was primarily due to larger financings secured in the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Since our inception, we have funded our operations primarily through private sales of equity securities and convertible loans. In 2010, we raised a total of $1,945,000 from the sale of our common stock (including warrants). In 2011, we raised a total of $895,000 from the sale of 850,000 shares of our common stock and five-year Class “C” Warrants to purchase 850,000 shares that exercisable at $1.25 per share and in a private placement that closed on July 27, 2011, we raised gross proceeds of $5,000,000 from the sale of the Notes and five year warrants (the “Note Warrants”) to purchase 4,000,000 shares of our common stock. The Notes were initially convertible at $1.25 per share, and the Warrants are initially exercisable at $1.25 per share, subject in both cases to anti-dilution adjustments for issuances below the exercise price then in effect and customary adjustments in the event of stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction involving this company’s common stock. One-half of the gross proceeds of the $5,000,000 Note Offering (i.e. $2,500,000) was released to us at the closing, and the $2,500,000 balance of the proceeds were held in escrow and released on October 5, 2011 following the signing of worldwide nonexclusive license with the NIH for the rights to certain intellectual property owned by the United States Government related to tumor infiltrating lymphocytes and T-cell technologies.

The Convertible Notes initially were to mature November 30, 2011 but have been amended and extended multiple times to the most recent extended maturity date of November 30, 2012. We are currently in negotiations to secure an additional maturity date extension.  However, there can be no assurance that the Note holders will grant additional extensions

In February 2012 we raised $250,000 from the sale of our common stock (including warrants). the Warrants are initially exercisable at $1.25 per share, subject in both cases to anti-dilution adjustments for issuances below the exercise price then in effect and customary adjustments in the event of stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction involving this company’s common stock.  The gross proceeds were used to pay the March 2012 quarterly installment of the CRADA.

In April  2012, we issued two (2) twelve (12%) percent promissory notes in the aggregate amount of $250,000 (each a “Promissory Note”) that mature upon the earlier of a sale of $1,000,000 or more of the Company’s securities or May 4, 2012 (the “Maturity Date”). On May 7, 2012 these promissory notes were exchanged for new notes described below.

In May 2012, we entered into Note and Common Stock Subscription Agreement (the “Subscription Agreement”) with eight accredited investors (collectively, the “Purchasers”) in connection with the subscription by the Purchasers for certain Secured Promissory Notes (the “2012 Secured Notes”) and shares of our common stock.  Pursuant to the Subscription Agreements, the Purchasers agreed to lend us up to $1,500,000, and we agreed to sell to the Purchasers up to $1,500,000 of 2012 Secured Notes.  In addition, we also agreed to issue to the Purchasers, for no additional consideration, one-half (1/2) share of Common Stock for every dollar funded under the 2012 Secured Notes.

As of June 30, 2012, $1,216,000 of the notes were funded, comprised of $916,000 in cash received during the period plus the $250,000 in exchanged notes as described above. Upon issuance, the Company was obligated to issue 608,000 shares of its common stock.  The Company determined the fair value of the common stock to be issued was $498,000 and recorded a corresponding discount to the Notes.

The 2012 Secured Notes accrue interest on the outstanding principal amount of the 2012 Secured Notes at the rate of 12% per annum.  The 2012 Secured Notes mature and were due and payable in full on the earlier of (i) June 30, 2012, (ii) the date on which the Company has, after May 7, 2012, raised capital (debt or equity) equal to or greater than $1,500,000 in the aggregate, or (iii) a sale and/or merger of the Company.  The Notes matured and the Company entered into a Maturity Date Extension to September 30, 2012. Except for the change of the maturity date as described above, all of the terms and conditions of the Notes remain in full force and effect.

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

During the six months ended June 30, 2012, we used the proceeds from the 2012 secured notes to pay the second $250,000 2012 quarterly installment of the CRADA and the remaining proceeds were used to fund ongoing operating expenses.

As of the date of this Quarterly Report, we do not have sufficient funds to repay the Notes on their current maturity date. As a result, unless the Note holders elect to convert their Notes or unless we either obtain at least $6,216,000 (excluding unpaid interest of approximately $351,000 at June 30, 2012) of new funding by the maturity dates of the Notes or obtain an additional extension of the maturity dates of the notes, we will be in default of our payment obligations under the Notes.

Upon a default, the interest rate on the 2011 Notes increases to 15% per annum, and the holders of the Notes have the right to demand that we immediately redeem all of the Notes at a price that is the greater than the outstanding balance of the Notes. In general, the investors may demand that the Notes be redeemed at a price equal to the greater of (i) 125% of the outstanding balance of the Notes, or (ii) an amount based on 135% of the greatest closing sale price of our common stock during the period beginning on the date of default until the redemption demand. A default will also permit the holders of the Notes to pursue collection actions against us.

Upon a default the 2011 Notes can be called for payment in full at any time the and the 2012 Secured Notes state that they are secured by a first priority lien on all of our assets.  Accordingly, if we do not obtain additional funding by no later than November 30, 2012 (or a sooner date, if the holders of the 2011 Notes elect to accelerate the payment of their notes), we will not be able to repay these obligations.  Since the 2012 Secured Notes state that they are secured by a first priority lien on all of our assets, the failure to repay those notes could result in the foreclosure of all of our assets.  A foreclosure would result in the loss of our assets and business and the result in a total loss to our stockholders.

Furthermore, even if the holders of the Notes were to agree to further extend the maturity date of the Notes, based on our internally prepared budget, our current financial resources are insufficient to fund the $616,000 and the next $250,000 quarterly installment that we are required to pay to the NIH under the licensing agreements and CRADA, which were and are due August 27, and September 5, 2012, respectively.  In addition our current financial resources are insufficient to fund our operations.

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

Off-Balance Sheet Arrangements

At June 30, 2012, we had no obligations that would require disclosure as off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal; we do not enter into any instruments for trading purposes. Due to the nature of our marketable securities, we believe that we are not exposed to any material market risk. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the six months ended June 30, 2012, it would not have had a material effect on our results of operations or cash flows for that period.

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

In July 2011, we issued $5,000,000 of our 7% Tranche A Senior Unsecured Convertible Notes and Tranche B Senior Unsecured Convertible Notes (collectively, the “2011 Notes”). The Notes initially matured on November 30, 2011, but the maturity date has been extended and amended. As of August 9, 2012, the holders of the 2011 Notes may demand payment at any time upon delivery of written notice to the Company (if no demand is made prior thereto, the 2011 Notes will mature on November 30, 2012).  If a demand for payment is made, we will have to prepay all of the outstanding balance (approximately $5,329,000 as of June 30, 2012, including principal and unpaid interest).  If we fail to pay the 2011 Notes when required, the interest rate on the 2011 Notes increases to 15% per annum, and the holders of the 2011 Notes have the right to demand that we immediately redeem all of the Notes at a price that is the greater than the outstanding balance of the 2011 Notes. In general, the investors may demand that the 2011 Notes be redeemed at a price equal to the greater of (i) 125% of the outstanding balance, or (ii) an amount based on 135% of the greatest closing sale price of our common stock during the period beginning on the date of default until the redemption demand. We currently do not have the funds to repay the 2011 Notes, and we have no agreements in place to obtain the necessary funds for such purpose.  No assurance can be given that we will be able to repay the Notes when they become due.

We have agreed to grant a first priority lien on all of our assets to the holders of a new series of $1,500,000 secured promissory notes.  Failure to repay the secured promissory notes will result in the loss of all of our assets.

During the six months ended June 30, 2012, we issued $1,216,000 of 12% Secured Promissory Notes as part of a $1,500,000 Secured Promissory Note credit facility.  All of the Secured Promissory Notes are to be secured by first priority security interests on all of our assets.  Accordingly, if we are unable to make any of the required payments under the Secured Promissory Notes or if we are otherwise unable to repay the debentures when repayment of the debentures are due, the holders of the debentures will have the right to foreclose on all of our assets, which would prevent us from continuing our operations.  The Secured Promissory Notes have an extended maturity date of September 30, 2012.  We currently do not have the funds to repay the Secured Promissory Notes on their scheduled maturity date.  Failure to repay the foregoing debentures will result in a default, which could result in the acceleration of the debentures and the foreclosure of our assets which, in turn would result in our inability to conduct any further operations and the termination of our business.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information.

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase (1)

101.PRE	XBRL Extension Presentation Linkbase (1)

(1)
XBRL Interactive Data files with detailed tagging will be filed by amendment to this Quarterly Report on Form 10-Q within 30 days of the filing date of this Quarterly Report on Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesis Biopharma, Inc.

August 14, 2012	By:	/s/ Anthony J. Cataldo
Anthony J. Cataldo
Chief Executive Officer (Principal Executive Officer)

August 14, 2012	By:	/s/ Michael Handelman
Michael Handelman
Chief Financial Officer (Principal Financial and Accounting Officer)