Form 10-Q/A
period 2012-06-30
Genesis Biopharma, Inc
filed 2012-09-10
CIK 1425205

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A (No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q Quarterly Report (the "Amendment") amends the Form 10-Q Quarterly Report of Genesis Biopharma, Inc. (the "Company") for the quarter ended June 30, 2012, originally filed with the U.S. Securities and Exchange Commission on August 14, 2012 (the "Original Form 10-Q"). The sole purpose of this Amendment is to furnish the interactive data files that comprise Exhibit 101. The Amendment revises the exhibit index included in Part II, Item 6 of the Original Form 10-Q and includes files relevant to Exhibit 101.

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
_________________
* Previously filed or furnished as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.

** Furnished with this Amendment No. 1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesis Biopharma, Inc.

August 23, 2012	By:	/s/ Anthony J. Cataldo
Anthony J. Cataldo Chief Executive Officer (Principal Executive Officer)

August 23, 2012	By:	/s/ Michael Handelman
Michael Handelman Chief Financial Officer (Principal Financial and Accounting Officer)