Form 10-Q
period 2012-09-30
Genesis Biopharma, Inc
filed 2013-01-25
CIK 1425205

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑

At January 24, 2013, the issuer has 78,293,095 shares of common stock outstanding.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
FORM 10-Q
For the Quarter Ended September 30, 2012

PART I.  FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
Condensed Balance Sheets

	September 30	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$-	$510,217
Deposits and prepaid expenses	5,000	13,864
Total Current Assets	5,000	524,081

Property and equipment, net of accumulated
depreciation of $7,361 and $2,704	23,692	28,349
Rent Deposit	-	16,000

Total Assets	$28,692	$568,430

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	841,616	190,048
Accrued expenses	1,011,498	221,507
Accrued expenses-National Institutes of Health	616,000	-
7% Senior secured convertible promissory notes	5,000,000	5,000,000
12% Secured promissory note	1,231,250	-
September 2012 secured promissory note	250,000	-
Derivative liabilities	7,659,929	7,937,793
Total Current Liabilities	16,610,293	13,349,348

Commitments and contingencies

Stockholders' Deficiency
Common stock, $0.000041666 par value; 1,800,000,000 shares authorized,
78,293,095 and 77,993,591 shares issued and outstanding, respectively	3,262	3,250
Common stock to be issued	497,888	-
Additional paid-in capital	17,067,685	14,592,408
Accumulated deficit	(34,150,436)	(27,376,576)
Total Stockholders' Deficiency	(16,581,601)	(12,780,918)

Total Liabilities and Stockholders' Deficiency	$28,692	$568,430

The accompanying notes are an integral part of these condensed financial statements.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)
					For the Period from
					September 17, 2007
	For the Three Months Ended		For the Nine Months Ended		(Date of Inception)
	September 30,		September 30,		through
	2012	2011	2012	2011	September 30, 2012

Revenues	$-	$-	$-	$-	$-

Costs and expenses
Operating expenses (including $697,671, $532,511, $2,357,370, $10,783,000 and $4,265,240 in share-based compensation costs)	1,377,636	5,814,141	5,003,840	17,033,575	25,025,332
Research and development	250,000	-	1,406,000	-	3,333,045
Impairment of intangible asset	-	-	-	-	160,036
Total costs and expenses	1,627,636	5,814,141	6,409,840	17,033,575	28,518,413
Loss from operations	(1,627,636)	(5,814,141)	(6,409,840)	(17,033,575)	(28,518,413)

Other income (expense)
Change in fair value of derivative liabilities	1,595,933	3,546,042	975,698	3,241,440	2,342,506
Interest expense	(126,924)	(31,644)	(326,561)	(31,644)	(477,714)
Amortization of discount on notes	-	(2,598,425)	(497,888)	(2,598,425)	(5,497,888)
Private placement costs	(515,269)	(920,310)	(515,269)	(920,310)	(1,998,927)
Total other income (expense)	953,739	(4,337)	(364,020)	(308,939)	(5,632,023)

Net Loss	$(673,896)	$(5,818,478)	$(6,773,860)	$(17,342,514)	$(34,150,436)

Net Loss Per Share, Basic and Diluted	$(0.01)	$(0.07)	$(0.09)	$(0.23)

Weighted-Average Common Shares
Outstanding, Basic and Diluted	78,293,095	78,299,552	78,240,952	74,755,735

The accompanying notes are an integral part of these condensed financial statements.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
Condensed Statements of Stockholders' Deficiency
For the Nine Months Ended September 30, 2012
(Unaudited)

			Common	Additional		Total
	Common Stock		Stock to	Paid-In	Accumulated	Stockholders'
	Shares	Amount	be issued	Capital	Deficit	Deficiency

Balance - December 31, 2011	77,993,591	$3,250	$-	$14,592,408	$(27,376,576)	$(12,780,918)

Common stock sold in private placement
at $1.00 per share, February 2012	250,000	$10	$-	$67,909	$-	$67,919

Common stock issued to consultants
for services	49,504	$2	$-	$49,998	$-	$50,000
						$-
Fair value of common stock issued
with notes payable	-	$-	$497,888	$-	$-	$497,888

Fair value of vested stock options	-	$-	$-	$2,357,370	$-	$2,357,370
						$-
Net loss	-	$-	$-	$-	$(6,773,860)	$(6,773,860)

Balance - September 30, 2012	78,293,095	$3,262	$497,888	$17,067,685	$(34,150,436)	$(16,581,601)

The accompanying notes are an integral part of these condensed financial statements.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
			September 17, 2007
	For the Nine Months Ended		(Date of Inception)
	September 30,		through
	2012	2011	September 30, 2012

Cash Flows From Operating Activities
Net loss	$(6,773,860)	$(17,342,514)	$(34,150,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,657	55,864	68,733
Impairment of intangible asset	-	-	160,036
Fair value of vested stock options and warrants	2,357,370	532,511	4,265,290
Fair value of derivative liability recorded upon
issuance of warrants	-	2,563,647	2,563,647
Amortization of discount on notes	497,888	2,598,425	5,497,888
Private placement costs	515,269	920,310	1,998,927
Change in fair value of derivative liabilities	(975,698)	(3,241,440)	(2,342,506)
Common stock issued to officer for services	-	8,010,000	8,010,000
Common stock issued for services	50,000	1,538,452	548,452
Fair value of common stock transferred to officer
and director	-	702,037	1,742,037
Write off of advances to related party	-	-	50,000
Changes in assets and liabilities:
Deposits, prepaid expenses and other assets	24,864	(25,053)	(5,000)
Accounts payable and accrued expenses	1,442,043	208,216	1,853,598
Accrued expenses - National Institutes of Health	616,000	-	616,000
Net Cash Used In Operating Activities	(2,241,467)	(3,479,545)	(9,123,334)

Cash Flows From Investing Activities
Property and equipment	-	(20,316)	(35,053)
Advances to related party	-		(50,000)
Net Cash Used In Investing Activities	-	(20,316)	(85,053)

Cash Flows From Financing Activities
Proceeds from the issuance of convertible notes, net	-	2,295,000	4,615,000
Proceeds from the issuance of secured promissory notes, net	1,481,250	-	1,481,250
Proceeds from the issuance of common stock	250,000	873,000	3,094,000
Due to director	-	-	18,137
Advances to related party	-	(50,000)	-
Net Cash Provided By Financing Activities	1,731,250	3,118,000	9,208,387
Net Decrease In Cash And Cash Equivalents	(510,217)	(381,861)	-
Cash and Cash Equivalents, Beginning of Period	510,217	510,217	-
Cash and Cash Equivalents, End of Period	$-	$128,356	$-

Supplemental Disclosures of Cash Flow Information:
Derivative liability recorded upon issuance of convertible
notes and warrants	$-	$4,615,000	$5,535,310
Derivative liability recorded as offering cost	$182,081	$642,296	$824,377
Common stock issued for intellectual property	$-	$-	$217,408
Proceeds from convertible notes held in escrow	$-	$2,320,000	$-
Forgiveness of debt by director, treated as contribution of capital	$-	$-	$18,137

The accompanying notes are an integral part of these condensed financial statements.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2012 and 2011 and Period
from September 17, 2007 (Inception) to September 30, 2012
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

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three and nine months ended September 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.  The balance sheet information as of December 31, 2011 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012. These financial statements should be read in conjunction with that report.

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

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2012 and 2011 and Period
from September 17, 2007 (Inception) to September 30, 2012
(UNAUDITED)

Going Concern

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not had any revenue and is still considered to be in the development stage.  As shown in the accompanying condensed financial statements, the Company has incurred a net loss of $6,773,860 for the nine months ended September 30, 2012 and has used $2,241,467 of cash in its operating activities during the nine months ended September 30, 2012.  As of September 30, 2012, the Company has a stockholders’ deficiency of $16,581,601 and has a working capital deficiency of $8,945,365 (excluding our derivative liability).  The Company has no cash and cash equivalents on hand as of September 30, 2012.  In addition, as described in Notes 3, 4 and 5, the Company is obligated to pay an aggregate of $6,481,250 in note principal pursuant to convertible notes and promissory notes issued in during the period ended September 30, 2012 and in fiscal 2011.  A total of $6,231,250 of these notes are past due and we are currently in default and the remaining $250,000 is due on demand.  Accordingly, if we do not obtain additional funding and if these note holders demand payment we will not be able to repay these obligations which could result in the foreclosure of all of our assets.  A foreclosure would result in the loss of our assets and business and the result in a total loss to our stockholders.

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

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve sustainable revenues and profitable operations. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2011 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties. At September 30, 2012, the Company has not yet commenced any revenue-generating operations and is dependent on debt and equity funding to finance its operations.

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

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2012 and 2011 and Period
from September 17, 2007 (Inception) to September 30, 2012
(UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Loss per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the three and nine months ended September 30, 2012 and 2011, the calculations of basic and diluted loss per share are the same because inclusion of potential dilutive securities in the computation would have an anti-dilutive effect due to the net losses.

The potentially dilutive securities at September 30, 2012 consist of options to acquire 9,575,000 shares of the Company’s common stock, warrants to acquire 10,873,418 shares of the Company’s common stock, and approximately 4,000,000 shares of common stock issuable upon the conversion of outstanding convertible promissory notes.

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

	September 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative liabilities	$-	$7,659,929	$-	$7,659,929	$-	$-	$7,937,793	$7,937,793

At September 30, 2012, the Company used certain inputs to value these derivative liabilities that were obtained from observable but inactive markets. In prior years, the Company believed the market was too inactive to consider it an observable market for purposes of classification in Level 2. As such, the value of the derivative liabilities at September 30, 2012 of $7,659,929 was reclassified from Level 3 to Level 2.

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

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2012 and 2011 and Period
from September 17, 2007 (Inception) to September 30, 2012
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

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company's common stock option grant is estimated using the Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model, and based on actual experience. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

Recent Accounting Pronouncements

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

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2012 and 2011 and Period
from September 17, 2007 (Inception) to September 30, 2012
(UNAUDITED)

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3.  12% SECURED PROMISSORY NOTES

On April 5, 2012, the Company issued two (2) twelve (12%) percent promissory notes in the aggregate amount of $250,000 (each a “Promissory Note”) that mature upon the earlier of a sale of $1,000,000 or more of the Company’s securities or May 4, 2012 (the “Maturity Date”). In the event the Company fails to repay the Promissory Notes by the Maturity Date, the Promissory Notes shall thereafter bear interest at a rate of eighteen (18%) percent until paid in full. The Promissory Notes may be prepaid by the Company at any time if paid in full. Specifically, the Company issued Ayer Capital Partners Master Fund L.P. a Promissory Note in the principal sum of $245,000 and Ayer Capital Partners Kestrel Fund L.P. a Promissory Note in the principal sum of $5,000. Ayer Capital Partners Master Fund L.P. currently owns $2,706,146 of the Company’s Tranche A Senior Secured Convertible Promissory Notes and Tranche B Senior Secured Convertible Promissory Notes and Ayer Capital Partners Kestrel Fund L.P. currently owns $76,324 of the Company’s Tranche A Senior Secured Convertible Promissory Notes and Tranche B Senior Secured Convertible Promissory Notes. On May 7, 2012 these promissory notes were exchanged for new notes described below.

From May to July 2012, we entered into Note and Common Stock Subscription Agreement (the “Subscription Agreement”) with accredited investors (collectively, the “Purchasers”) in connection with the subscription by the Purchasers for certain Secured Promissory Notes (the “2012 Secured Notes”) and shares of our common stock.

The 2012 Secured Notes bear an interest of 12% per annum, mature and were due and payable in full on the earlier of (i) June 30, 2012, (ii) the date on which the Company has, after May 7, 2012, raised capital (debt or equity) equal to or greater than $1,500,000 in the aggregate, or (iii) a sale and/or merger of the Company.  The repayment of the 2012 Secured Notes is secured with a first lien on all of the assets of the Company, which lien will be parri passu with the Company’s other current and future senior lenders.  In addition, the 2012 Secured Notes are secured by a pledge of all of the shares of Common Stock and by all Common Stock purchase options owned by the Company’s current chief executive officer/ president. Subsequent to the notes issuance, the note maturity date was amended several times and was extended to December 31, 2012. Except for the change of the maturity date, all of the original terms and conditions of the Notes remain in full force and effect.  Furthermore, the Subscription Agreement provides that if, at any time while the 2012 Secured Notes are outstanding, we consummate any equity and/or debt financing whereby the terms of such financing are more favorable than those provided in the 2012 Secured Notes, then the remaining outstanding portion of the credit facility shall be adjusted to have such terms and conditions similar to those of the new financing. Total cash proceeds received during the period amounted to $981,250. In addition, the $250,000 in notes were exchanged as described above for a total of $1,231,250 in new notes.

Upon issuance of the notes, the Company was required to issue 615,625 shares of its common stock.  The Company determined the fair value of the common stock to be issued was $497,888 based upon the trading price of the Company’s common stock and recorded a corresponding discount to the Notes.  The note discount was amortized in full over the original maturity date of the notes and recorded part of “Amortization of discount on Notes” in the accompanying statement of operations.

As of September 30, 2012, $1,231,250 remains outstanding and $57,351 in accrued interest which is recorded as part of Accounts Payable and Accrued Expenses in the accompanying condensed balance sheet.

As of the date of this Quarterly Report, the notes are currently past due and the Company is in default.  The Company has not received any demand for payment from the note holders and is currently in discussion to cure the default.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2012 and 2011 and Period
from September 17, 2007 (Inception) to September 30, 2012
(UNAUDITED)

NOTE 4.  7% SENIOR SECURED CONVERTIBLE PROMISSORY NOTES

On July 27, 2011 the Company completed an offering of $5,000,000 of its senior secured convertible promissory notes (the “Notes”). The Notes bear an interest of 7% per annum, originally scheduled to mature on November 30, 2011 and convertible into shares of the Company’s common stock at a conversion price of $1.25 per share, subject to adjustment. The Notes also contain a redemption feature whereby the Company can force conversion in the event its common stock trades at 200% of the conversion price for twenty consecutive trading days with a minimum daily trading volume of 100,000 shares. The terms of the Notes have been amended several times and had an extended maturity date to November 30, 2012, unless the holders of the Notes demand payment at any earlier date upon delivery of written notice.  The purchasers of the Notes also received five year, fully vested warrants to purchase 4,000,000 shares of common stock at $1.25 per share, subject to adjustment.  Net proceeds to the Company from the issuance of the Notes were $4,615,000 after placement and other direct closing costs.

The conversion price of the Notes and the exercise price of the warrants are subject to adjustment based upon the pricing of subsequent financings undertaken by the Company.  The Company has determined that this anti-dilution reset provision caused the conversion feature to be bifurcated from the Notes, treated as a derivative liability, and accounted for at its fair value.  Upon issuance, the Company determined the fair value of the beneficial conversion feature was $1,844,422 and recorded a corresponding discount to the Notes.  The Company has also determined that the anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants was $3,616,870 and recorded a discount of $3,155,578 to the Notes, and recognized the remaining amount of $461,292 as private placement costs in the statement of operations.  The total discount to the Notes of $5,000,000 was amortized in full over the original maturity date of November 30, 2011.  See Note 7 for discussion on derivative liability.

In connection with this sale of Notes and warrants, the Company 1) incurred a placement fee of $350,000 (7% of gross proceeds of the offering), 2) issued five-year warrants to its placement agent to acquire 80,000 shares of common stock, and 3) paid $35,000 for legal and escrow services in connection with the issuance of these Notes and warrants.  The warrants issued to the placement agent are exercisable at $1.25 per share, may be exercised on a cashless basis, and contain anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants was $74,018 and recorded a corresponding charge to private placement costs. The aggregate amount of the above costs was $459,018, and was considered as a cost of the private placement. Total private placement costs recorded for the issuance of convertible debentures was $920,310.

As of September 30, 2012, the entire $5,000,000 remains outstanding and $416,111 of accrued interest is recorded as part of Accrued Expenses in the accompanying condensed balance sheet.

As of the date of this Quarterly Report, the notes are in default.  Upon a default, the interest rate on the Notes increases to 15% per annum, and the holders of the Notes have the right to demand that the Company immediately redeem all of the Notes at a price that is the greater than the outstanding balance of the Notes.  In general, the investors may demand that the Notes be redeemed at a price equal to the greater of (i) 125% of the outstanding balance of the Notes, or (ii) an amount based on 135% of the greatest closing sale price of the Company’s common stock during the period beginning on the date of default until the redemption demand.  A default will also permit the holders of the Notes to pursue collection actions against the Company.  The Company has not received any demand for payment from the note holders and is currently in discussion with the note holders to cure the default.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2012 and 2011 and Period
from September 17, 2007 (Inception) to September 30, 2012
(UNAUDITED)

NOTE 5.  SEPTEMER 2012 SECURED PROMISSORY NOTES

On September 12, 2012, the Company issued a promissory note amounting to $250,000.  As amended, the note is due on demand, bears an interest of 12% per annum and is secured by the Company’s assets.  The note also includes a 5 year, fully vested warrant to purchase 943,398 shares of common stock at $1.25/share, as amended, which is subject to certain reset provisions. Total proceeds received amounted to $228,000, net of legal fees of $22,000.

The Company has determined that the anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants was $515,269 and recorded such cost as a private placement costs in the statement of operations since the accompanying promissory note was due on demand.  See Note 7 for discussion on derivative liability.

As of September 30, 2012, the entire $250,000 remains outstanding and $1,500 in accrued interest which is recorded as part of Accrued Expenses in the accompanying condensed balance sheet.

As of the date of this Quarterly Report, the Company does not have sufficient funds to repay the Notes if demand for payment is made.  As a result, unless the Company either obtains new funding to pay the loan upon demand or negotiate with the holder to exchange the note to shares of the Company’s common stock, the Company will be in default on its payment obligations under the Note.

NOTE 6.  COMMON STOCK

Issuance of common stock for cash

In February 2012, the Company completed a private placement offering whereby it sold 250,000 shares of its common stock for cash.  In addition, the Company agreed to issue additional shares of common stock to the shareholder in case the Company will sell or issue its common stock or common stock equivalent in the future at a price lower than $1.00.

The Company also agreed to grant a five-year warrant to purchase 250,000 shares to a single accredited investor for $250,000. The warrant is fully vested, will expire in five years and is exercisable at $1.25 per share.  The warrant agreement included an anti-dilution provision that allowed for the automatic reset of the number of warrants issued and exercise price of the warrants upon any future sale of common stock or warrants at or below the current exercise price.  As a result, the Company determined that these warrants are not considered indexed to the Company’s own stock and characterized the fair value of these warrants as an offering cost and derivative liabilities upon issuance.  The aggregate value of these warrants issued was $182,081 using the probability weighted average Black-Scholes-Merton option valuation model with the following assumptions; average risk-free interest rate of 1.04%; dividend yield of 0%; average volatility of 89.27%; and an expected life of five years (statutory term).  The warrants were accounted for as an offering cost and the entire value was deducted from additional paid-in capital.  See Note 7 for discussion on derivative liability.

The foregoing sale of the Company’s common stock and warrants would have triggered the foregoing conversion and exercise price adjustments of the Notes and certain outstanding warrants, which would have significantly reduced the conversion price of the Notes and the exercise price of the warrants.  However, the holders of these Notes and warrants waived the conversion and exercise price adjustments with respect to the $250,000 sale of common stock and warrants.  No assurance can be given that the holders of the Notes will waive any future sale that triggers the conversion and exercise price adjustment provisions.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2012 and 2011 and Period
from September 17, 2007 (Inception) to September 30, 2012
(UNAUDITED)
Issuance of common stock for services

During January 2012, the Company issued 49,504 shares of common stock to the principals of an investor relations firm in satisfaction of amounts owed of $50,000 under their consulting contract.  The shares of common stock issued were valued at the market price on the date of issuance.

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

During the period ended September 30, 2012, the Company granted options to a member of the Company’s Scientific Advisory Board to purchase 100,000 shares of its common stock. The options have an exercise price of $1.15/share, vest over one year and will expire in ten years from grant date. Total fair value of the warrant amounted to $40,000 using the Black-Scholes Merton valuation model with the following average assumptions: stock price of $0.45, risk-free interest rate of 1.58%, dividend yield of 0%; volatility of 115%; and life of 9.5 years. During the period ended September 30, 2012, the Company recognized compensation expense of $29,447 based upon vesting of options.

A summary of the status of stock options at September 30, 2012, and the changes during the nine months then ended, is presented in the following table:

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2012 and 2011 and Period
from September 17, 2007 (Inception) to September 30, 2012
(UNAUDITED)

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 31, 2011	9,275,000	$1.09	8.5 years	$1,114,063
Granted	300,000	1.00
Exercised	-	-
Expired	-	-

Outstanding at September 30, 2012	9,575,000	$1.08	9.0 years	$424,063

Exercisable at September 30, 2012	5,040,464	$1.00	8.5 years	$340,653

During the three and nine months ended September 30, 2012 the Company recorded compensation costs of $697,671 and $2,357,370, respectively, relating to the vesting of the stock options discussed above.  During the three and nine months ended September 30, 2011, the Company recorded compensation costs of $148,246, and $444,971, respectively, relating to the vesting of the stock options.  As of September 30, 2012, the aggregate value of unvested options was $3,621,048, which will continue to be amortized as compensation cost as the options vest over terms ranging from 1 to 5 years, as applicable.

On March 1, 2011, the Company entered into an employment agreement with an individual.  Pursuant to the terms of the agreement, the Company committed to issue options to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $1.25.  The options vest as follows:  a) 500,000 shares vested immediately and b) 2,000,000 shares vest in equal monthly installments over the 2-year life of the agreement. Neither the Board of Directors nor the Compensation Committee has actually granted the foregoing options.  Accordingly, the Company may be obligated to grant these options, but has not done so yet.  Therefore, as the grant of these options has not been approved, they are not included in compensation expense or in number of granted options listed as of and for the year ended December 31, 2011 or as of and for the three and nine months ended September 30, 2012.

Warrants

A summary of the status of stock warrants at September 30, 2012, and the changes during the three months then ended, is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at December 31, 2011	9,680,022	1.22	4.5 years	-
Issued	1,193,396	1.25
Issued	-	-
Expired	-	-

Outstanding at September 30, 2012	10,873,418	$1.31	5.1 years	$-

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2012 and 2011 and Period
from September 17, 2007 (Inception) to September 30, 2012
(UNAUDITED)

During the period ended September 30, 2012, the Company granted an aggregate of 1,193,396 warrants to acquire shares of its common stock in connection with the sale of shares of common stock for cash and issuance of convertible notes. The warrants have an average exercise price of $1.25/share, fully vested, and will expire in five years. These warrants also contained reset provisions and were accounted for as a derivative liability (see Notes 5 and 7)

NOTE 7 - DERIVATIVE LIABILITIES

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which did not have fixed settlement provisions were deemed to be derivative instruments.  The Note and warrants issued related to the private placement described in Notes 4, 5 and 6 do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future.  The conversion feature and warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using probability weighted average Black-Scholes-Merton valuation techniques with the following average assumptions:

	September 30, 2012	Upon Issuance	December 31, 2011

Warrants:
Risk-free interest rate	0.41%	0.87%	0.46%
Expected volatility	169%	129%	86.20%
Expected life	3.22 years	5.0 years	4.45 years
Expected dividend yield	0.00%	0.00%	0.00%

Fair value of conversion feature	$2,210,816	$-	$177,258
Fair value of warrants	$5,449,113	$697,350	$7,760,535
Total fair value	$7,659,929	$697,350	$7,937,793

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

 The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future

As of September 30, 2012 and December 31, 2011, the aggregate derivative liability was $7,659,929 and $7,937,793, respectively.  For the three and nine months ended September 30, 2012, the Company recorded a gain from the decrease in fair value of the derivative liabilities of $1,595,933 and $975,698, respectively.  For the three and nine months ended September 30, 2011, the Company recorded a gain from the decrease in fair value of the derivative liabilities of $3,546,042 and $3,241,440, respectively.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2012 and 2011 and Period
from September 17, 2007 (Inception) to September 30, 2012
(UNAUDITED)

NOTE 8.  LICENSE AND COMMITMENTS

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

During the nine months ended September 30, 2012, the Company recognized a total of $750,000 which was recorded as part of Research and Development expenses in the accompanying condensed statement of operations, of which, $500,000 was paid during the period and $250,000 remains outstanding which is included as part of Accrued Expenses in the accompanying condensed balance sheet.

As of the date of this Quarterly Report, the amount due of $250,000 is currently past due and the Company deemed in default.  The Company has not received any termination notice from the NCI and is currently in discussion to cure the default.

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

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2012 and 2011 and Period
from September 17, 2007 (Inception) to September 30, 2012
(UNAUDITED)

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

During the nine months ended September 30, 2012 there were no net sales subject to certain annual minimum royalty payments, a percentage of revenues from sublicensing arrangements.  In addition there were no benchmarks or milestones achieved that would require payment under the lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications.   During the nine months ended September 30, 2012 the Company accrued $616,000 of direct expense reimburses, such as legal costs associated with patents, incurred by the NIH in performing on the licensing agreement.  Such costs are reimbursable from the Company to the NIH pursuant to the terms of the licensing agreement.

As of the date of this Quarterly Report, the amount due of $616,000 is currently past due and the Company deemed in default.  The Company has not received any termination notice from the NIH and is currently in discussion to cure the default.

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

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2012 and 2011 and Period
from September 17, 2007 (Inception) to September 30, 2012
(UNAUDITED)

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

Lonza is currently working against the $500,000 previously paid.  There were no additional statements of work agreements entered into with Lonza during the nine months ended September 30, 2012.

NOTE 9.  RELATED PARTY TRANSACTIONS

Rent and Other Services

We currently maintain our corporate office at 11500 Olympic Blvd., Suite 400, Los Angeles, California 90064 on a month to month basis.  Our monthly rent at our corporate office is $100.  We also rent an office in Westwood, California, from Theorem Group, LLC (“Theorem”), and have the right to use certain other office facilities pursuant to an unwritten month-to-month facilities sharing arrangement with Theorem Group, LLC.  Under this facilities sharing arrangement, we rent an office (which is principally used by our Chief Financial Officer), and have the right to use Theorem’s other office facilities and services (including the conference rooms, telecommunications equipment, parking and office staff).  As of November 9, 2012, Theorem beneficially owned approximately 1.7% of our common stock.  Since we intend to outsource substantially all of our clinical development work to contract research and manufacturing providers, we do not have any laboratory facilities.  We do not own or lease any other real property.

Accrued Payroll and Fees

As of September 30, 2012 and December 31, 2011, the Company accrued the unpaid salaries of its officers and fees due to members of the Company’s board of directors in the amount of $201,224 and $30,000 respectively, which is included in Accrued Expenses in the accompanying condensed balance sheet.

Emmes Group Consulting LLC

Effective as of February 15, 2011, the Company entered into a consulting agreement with Emmes Group Consulting LLC, a strategic business consulting firm (“Emmes”). Mr. Schroeder, one of the Company’s directors, is an Executive Vice President and Managing Director of Emmes and the Emmes Group, Inc. Under the consulting agreement, Emmes agreed to assist and advise us with respect to the development of an overall strategic business plan, the identification of in-licensing therapeutic opportunities, and raising debt and equity capital. In consideration for the foregoing consulting services, we issued to Emmes a ten-year warrant to purchase up to 100,000 shares of our common stock at an exercise price of $1.26 per share. In addition, we agreed to pay Emmes $10,000 per month. The initial term of the consulting agreement expired on May 15, 2011, but continued in accordance with the terms of the consulting agreement for an unspecified term until terminated at any time by either party with or without cause. The warrants were valued at $87,540, using the Black Scholes option pricing model with the following assumptions: strike price of $1.26; term of ten years; volatility of 57%; expected dividends 0%; and discount rate of 3.61%. As the warrants were fully vested, the entire $87,540 was expensed in full at issuance date.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2012 and 2011 and Period
from September 17, 2007 (Inception) to September 30, 2012
(UNAUDITED)

Effective August 1, 2011, the Company amended the consulting agreement to increase the monthly consulting fee to $20,000, commencing as of July 11, 2011. The amendment also extended the term of the consulting agreement to December 31, 2011, but continued in accordance with the terms of the consulting agreement for an unspecified term until terminated at any time by either party with or without cause.

On February 12, 2012, the Company entered into a Second Amendment to the Consulting Agreement, engaging the Emmes Group as its senior contractor and project manager responsible for the overall management of the design, development, implementation, and installation of our corporate and regulatory compliant information technology infrastructure and systems. The Second Amendment provides that the term of the consulting agreement shall continue until December 31, 2015. If Emmes continues to provide consulting services for the Company after December 31, 2015, the engagement shall continue for an unspecified term until terminated at any time by either party with or without cause.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the three months and nine months ended September 30, 2012 and 2011 should be read in conjunction with the notes to those financial statements that are included in Item 1 of Part 1 of this Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.  For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information in the “Risk Factors” section in our Form 10-K for the year ended December 31, 2011. The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

On October 5, 2011 we licensed the rights to the adoptive cell therapy from the National Institute of Health and to a manufacturing process for Contego (initially for Stage IV metastatic melanoma) that we intend to develop to enable us to make the adoptive cell therapy available to a larger number of patients. The license agreement required us to pay the NIH approximately $723,000 of upfront licensing fees and expense reimbursements in 2011. In addition, we will have to pay royalties of six percent (6%) of net sales (subject to certain annual minimum royalty payments), a percentage of revenues from sublicensing arrangements, and lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications and other direct costs incurred by NIH pursuant to the agreement.  During the period ending September 30, 2012, the Company recognized a total of $616,000 in research and development expenses for costs reimbursed to NIH pursuant to the agreement.  We also have to make certain benchmark payments to the NIH based on the development and commercial release of licensed products using the technology underlying the License Agreement. If we achieve all benchmarks for metastatic melanoma, up to and including the product’s first commercial sale in the United States, the total amount of such benchmark payments will be $6,050,000 for the melanoma indication. The benchmark payments for the other three indications, if all benchmarks are achieved, will be $6,050,000 for ovarian cancer, $12,100,000 for breast cancer, and $12,100,000 for colorectal cancer. Accordingly, if we achieve all benchmarks for all four licensed indications, the aggregate amount of benchmark royalty payments that we will have to make to NIH will be $36,300,000.

During the three months ended September 30, 2012 there were no net sales subject to certain annual minimum royalty payments, a percentage of revenues from sublicensing arrangements.  In addition there were no benchmarks or milestones achieved that would require payment under the lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications.   During the nine months ended September 30, 2012 the Company accrued $616,000 of direct expense reimburses, such as legal costs associated with patents, incurred by the NIH in performing on the licensing agreement.  Such costs are reimbursable from the Company to the NIH pursuant to the terms of the licensing agreement.  The entire amount is past due and there is no assurance that we will be able to make the required payment in the future and that the NIH will not exercise their right to terminate the agreement.  The costs are included in Accrued expenses – National Institute of Health on the accompanying balance sheet and in research and development in the accompanying statement of operations.  Other than the royalties and benchmark expenses as described above and the aforementioned direct expense reimbursements there are no additional future obligations associated with the license.

In order to develop the adoptive cell immunotherapies we licensed from the NIH, effective August 5, 2011, we signed a Cooperative Research and Development Agreement (“CRADA”) with the NIH and the National Cancer Institute (“NCI”). Under the terms of the CRADA, we are required to provide $1,000,000 per year (in quarterly installments of $250,000) to support research activities thereunder and to pay for supplies and travel expenses. We paid the two $250,000 quarterly installments due in September 2011 and December 2011. During the period ended September 30, 2012, we have paid a total of $500,000 pursuant to the agreement and $250,000 remains outstanding and past due.  There is no assurance we will be able to make the required payments in the future and that the NIH will not exercise their right to terminate the CRADA.

In December 2011, we entered into a five-year Manufacturing Services Agreement with Lonza Walkersville, Inc. under which Lonza agreed to manufacture, package, ship and handle quality assurance and quality control of our Contego autologous cell therapy products. All of Lonza Walkersville’s services will be provided under separate statements of work that we have agreed to enter into, from time to time, with Lonza Walkersville, Inc. In 2011, we paid Lonza a total of $500,000.  Lonza is currently working against the $500,000 previously paid.  There were no additional statements of work agreements entered into with Lonza during the nine months ended September 30, 2012.

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

Operating Expenses

Operating expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. Operating expenses were $1,377,000 and $ $5,814,000 for the three months ended September 30, 2012 and 2011, respectively.  Operating expenses were $5,004,000 and $17,034,000 for the nine months ended September 30, 2012 and 2011, respectively.

Operating expenses during the three months ended September 30, 2012 decreased by $4,437,000 compared with the three months ended September 30, 2011 primarily as a result of the reduction in non-cash compensation we incurred for the three months ended September 30, 2012.  During the three months ended September 30, 2011 we incurred $9,211,000 in non-cash compensation compared to $698,000 for the three months ended September 30, 2012.  The reduction was primarily attributable to $8,010,000 and $702,000 in common stock to our Chief Executive Officer for services and shares transferred to him, respectively, combined with $155,000 in common stock issued for services during the three months ended September 30, 2011 compared to no Common stock or shares to the Chief Executive Officer for services and no issuance of common stock for services for the three months ended September, 30, 2012, offset by a net increase in the fair value of options of $698,000 for the three months ended September 30, 2012 as compared to $344,000 for the three months ended September 30, 2011.

Operating expenses during the nine months ended September 30, 2012 decreased by $12,030,000 compared with the nine months ended September 30, 2011 primarily as a result of the reduction in non-cash compensation we incurred for the nine months ended September 30, 2012.  During the nine months ended September 30, 2011 we incurred $10,783,000 in non-cash compensation compared to $2,407,370 for the nine months ended September 30, 2012.  The reduction was primarily attributable to $8,010,000 and $702,000 in common stock to our Chief Executive Officer for services and shares transferred to him, respectively, combined with $1,538,000 in common stock issued for services during the three months ended September 30, 2011 compared to no Common stock or shares to the Chief Executive Officer for services and $50,000 in common stock issued for services for the three months ended September, 30, 2012, offset by a net increase in the fair value of options of $2,357,000 for the three months ended September 30, 2012 as compared to $533,000 for the three months ended September 30, 2011.

Research and Development.

Research and development expenses are primarily comprised of certain amounts payable to the National Institutes of Health under terms of the Licensing agreement and CRADA. Research and development costs were $250,000 and none for the three months ended September 30, 2012 and 2011, respectively.  Research and development expenses are primarily comprised of $250,000 payable quarterly to the National Institutes of Health under terms of the Licensing agreement and CRADA.

Research and development costs were $1,406,000 and none for the nine months ended September 30, 2012 and 2011, respectively. Research and development expenses are primarily comprised of $750,000 in payments for the nine month period due to the National Institutes of Health under terms of the Licensing agreement and CRADA and we accrued $616,000 of direct expenses incurred by the NIH in pursuant to terms of the licensing agreement.

Change in fair value of derivative liabilities.

The Company records the change in fair value of derivatives which are primarily derived from outstanding options and warrants issued as part of various financing activities and common shares underlying our convertible notes payable. The change in fair value of derivative liabilities for the three months ended September 30, 2012 was gain of $1,596,000 compared to $3,546,000 for the three months ended September 30, 2011. The change in fair value of derivative liabilities for the nine months ended September 30, 2012 was a gain of $976,000 compared to $3,241,000 for the nine months ended September 30, 2011.

The significant gain was primarily the result of the decrease in the market price of our stock, $0.40 compared to $1.00, used in the calculation of the fair value at September 30, 2012 compared to September 30, 2011, respectively which offset the increase in the quantity of derivative instruments recorded as of September 30, 2012 compared to September 30, 2011.

Interest expense.

Interest expense represents the amount of interest that accrued on the Secured Promissory and Convertible Notes.

Interest expense was $127,000 and $327,000 for the three and nine months ended September 30, 2012, respectively, compared to $326,000 and $ 32,000 for the three and nine months ended September 30, 2011.  The increase is due to the notes accruing interest commenced during the three months ended September 30, 2011 combined with additional notes being added and increased outstanding principal balances for which interest is based.

Cost of Private Placement

During the three and nine months ended September 30, 2012, $265,000 and $1,481,000 of secured promissory notes were funded, respectively.  As an incentive to the note holder, the Company agreed to issue 7,500 shares of common stock and warrant to purchase 943,396 shares of common stock to the note holders during the three month ended and 615,625 shares of common stock and warrant to purchase 943,396 shares of common stock to the note holders during the nine month ended.  The Company determined the fair value of these securities to be $515,000 and $515,000 during the three and nine months ended September 30, 2012, respectively.

Net Loss

We had a net loss of $674,000 and $5,818,000 for the three months ended September 30, 2012 and 2011, respectively.  We had a net loss of $6,774,000 and $17,343,000 for the nine months ended September 30, 2012 and 2011, respectively.

Our net loss for three months ended September 30, 2012 decreased $5,144,000 compared to three months ended September 30, 2011, primarily as a result of the aforementioned decrease in non-cash operating expenses and the gain on change in fair value of derivative instruments offset by the increases in research and development costs, interest expense and amortization of discount on notes.

Our net loss for nine months ended September 30, 2012 decreased $10,569,000 compared to the nine months ended September 30, 2011 primarily as a result of the aforementioned decrease in non-cash operating expenses and the gain on change in fair value of derivative instruments offset by the increases in research and development costs, interest expense and amortization of discount on notes. We anticipate such losses to continue into the foreseeable future as we execute our business plan and expand research and development activities.

Liquidity and Capital Resources

As of September 30, 2012, we had a working capital deficiency of $8,945,000 (excluding our derivative liability of $7,660,000), compared to working capital deficiency of $4,887,000 (excluding our derivative liability of $7,938,000) as of December 31, 2011. The Company has no cash and cash equivalents on hand as of September 30, 2012.  In addition, as described in Notes 3, 4 and 5, in the accompanying condensed financial statements, the Company is obligated to pay an aggregate of $6,481,000 in note principal pursuant to convertible notes and promissory notes issued in during the period ended September 30, 2012 and in fiscal 2011.  A total of $6,231,000 of these notes are past due and we are currently in default and the remaining $250,000 is due on demand.  Accordingly, if we do not obtain additional funding and if these note holders demand payment we will not be able to repay these obligations which could result in the foreclosure of all of our assets.  A foreclosure would result in the loss of our assets and business and the result in a total loss to our stockholders.

All of our capital resources during the nine months ended September 30, 2012 were derived through the issuance of $1,481,000 in secured promissory notes and issuance of 250,000 shares of our common stock for $250,000.  We have not identified the sources for the additional financing that we will require, and we do not have commitments from any third parties o provide this financing.  No assurance can be given that we will have access to the capital markets in future, or that financing will be available to us on acceptable terms to satisfy the future and on-going cash requirements that we need to implement our business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse effect on our results of operations and financial condition, and could severely threaten our ability to continue as a going concern.

As shown in the accompanying financial statements, we incurred a net loss of $6,774,000 for the nine months ended September 30, 2012. Our current liabilities exceeded current assets by $8,945,000 (excluding our derivative liability of $7,660,000 at September 30, 2012) and negative cash flow from operating activities for the nine months ended September 30, 2012 was $2,241,000. These factors, coupled with and our inability to meet our obligations from current operations, and the need to raise additional capital to accomplish our objectives, create a substantial doubt about our ability to continue as a going concern.

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

Net cash used in operating activities was $2,241,000 for the nine months ended September 30, 2012 compared to net cash used in operating activities of $3,480,000 for the nine months ended September 30, 2011. The ongoing use of cash in operating activities is primarily due to our costs associated with research and development along with legal, accounting and other professional fees substantially due to the various financings that we were and are expected to be involved in, and the regulatory related activities.

Net cash provided by financing activities was $1,731,000 for nine months ended September 30, 2012, compared to $3,118,000 for the nine months ended September 30, 2011. The decrease was primarily due to larger financings secured in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2012.

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

The Convertible Notes initially were to mature November 30, 2011 but have been amended and extended multiple times. We are currently in negotiations to secure an additional maturity date extension.  However, there can be no assurance that the Note holders will grant additional extensions.

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

In April 2012, we issued two (2) twelve (12%) percent promissory notes in the aggregate amount of $250,000 that mature upon the earlier of a sale of $1,000,000 or more of the Company’s securities or May 4, 2012. On May 7, 2012 these promissory notes were exchanged for new notes described below.

In May 2012, we issued twelve (12%) percent promissory notes in the aggregate amount of $1,231,000 that mature on December 31, 2012.  In addition, we also agreed to issue to the Purchasers, for no additional consideration, one-half (1/2) share of Common Stock for every dollar funded under the 2012 Secured Notes or 615,625 shares of common stock with a fair value of $498,000.

In September 2012, we issued a twelve (12%) percent promissory note amounting to $250,000 that is due on demand.  In addition, we also agreed to issue, for no additional consideration, a five year, fully vested warrant to purchase 943,398 shares of common stock at $1.25/share with a fair value of $516,000.

During the nine months ended September 30, 2012, we used the proceeds to pay the $500,000 2012 quarterly installment of the CRADA and the remaining proceeds were used to fund ongoing operating expenses.

As of the date of this Quarterly Report, we do not have sufficient funds to repay the Notes on their current maturity date. As a result, unless the Note holders elect to convert their Notes or unless we either obtain at least $6,481,000 (excluding unpaid interest of approximately $478,000 at September 30, 2012) of new funding by the maturity dates of the Notes or obtain an additional extension of the maturity dates of the notes, we will be in default of our payment obligations under the Notes.

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

Upon a default the 2011 Notes can be called for payment in full at any time. The 2012 Secured Notes state that they are secured by a first priority lien on all of our assets.  Accordingly, if we do not obtain additional funding, and if the holders of the 2011 Notes elect to accelerate the payment of their notes, we will not be able to repay these obligations.  Since the 2012 Secured Notes state that they are secured by a first priority lien on all of our assets, the failure to repay those notes could result in the foreclosure of all of our assets.  A foreclosure would result in the loss of our assets and business and the result in a total loss to our stockholders.

Furthermore, even if the holders of the Notes were to agree to further extend the maturity date of the Notes, based on our internally prepared budget, our current financial resources are insufficient to fund the $616,000 and the next $250,000 quarterly installment that we are required to pay to the NIH under the licensing agreements and CRADA, which are past due.  In addition our current financial resources are insufficient to fund our operations.

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

Off-Balance Sheet Arrangements

At September 30, 2012, we had no obligations that would require disclosure as off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal; we do not enter into any instruments for trading purposes. Due to the nature of our marketable securities, we believe that we are not exposed to any material market risk. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the nine months ended September 30, 2012, it would not have had a material effect on our results of operations or cash flows for that period.

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

The holder of our 7% Senior Secured Convertible Promissory Notes may demand repayment of those notes at anytime.

In July 2011, we issued $5,000,000 of our 7% Tranche A Senior Secured Convertible Promissory Notes and Tranche B Senior Secured Convertible Promissory Notes (collectively, the “2011 Notes”). The Notes initially matured on November 30, 2011, but the maturity date has been extended and amended. As of August 9, 2012, the holders of the 2011 Notes may demand payment at any time upon delivery of written notice to the Company (if no demand is made prior thereto, the 2011 Notes will mature on November 30, 2012).  If a demand for payment is made, we will have to prepay all of the outstanding balance (approximately $6,961,000 as of September 30, 2012, including principal and unpaid interest).  If we fail to pay the 2011 Notes when required, the interest rate on the 2011 Notes increases to 15% per annum, and the holders of the 2011 Notes have the right to demand that we immediately redeem all of the Notes at a price that is the greater than the outstanding balance of the 2011 Notes. In general, the investors may demand that the 2011 Notes be redeemed at a price equal to the greater of (i) 125% of the outstanding balance, or (ii) an amount based on 135% of the greatest closing sale price of our common stock during the period beginning on the date of default until the redemption demand. We currently do not have the funds to repay the 2011 Notes, and we have no agreements in place to obtain the necessary funds for such purpose.  No assurance can be given that we will be able to repay the Notes when they become due.

We have agreed to grant a first priority lien on all of our assets to the holders of all secured promissory notes.  Failure to repay the secured promissory notes will result in the loss of all of our assets.

During the nine months ended September 30, 2012, we issued $1,481,000 of 12% Secured Promissory Notes as part of a $1,500,000 Secured Promissory Note credit facility.  All of the Secured Promissory Notes are to be secured by first priority security interests on all of our assets.  Accordingly, if we are unable to make any of the required payments under the Secured Promissory Notes or if we are otherwise unable to repay the debentures when repayment of the debentures are due, the holders of the debentures will have the right to foreclose on all of our assets, which would prevent us from continuing our operations.  The Secured Promissory Notes have an extended maturity date of December 31, 2012.  We currently do not have the funds to repay the Secured Promissory Notes on their scheduled maturity date.  Failure to repay the foregoing debentures will result in a default, which could result in the acceleration of the debentures and the foreclosure of our assets which, in turn would result in our inability to conduct any further operations and the termination of our business.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information.

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesis Biopharma, Inc.

January 25, 2013	By:	/s/ Anthony J. Cataldo
Anthony J. Cataldo
Chief Executive Officer (Principal Executive Officer)

January 25, 2013	By:	/s/ Michael Handelman
Michael Handelman
Chief Financial Officer (Principal Financial and Accounting Officer)