Form 10-K
period 2012-12-31
Genesis Biopharma, Inc
filed 2013-09-23
CIK 1425205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from __________ to __________

Commission file number: 000-53127

GENESIS BIOPHARMA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	75-3254381
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

21900 Burbank Blvd, Third Floor, Woodland Hills	91367
(Address of Principal Executive Offices)	(Zip Code)

(818) 992-3126
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

Large accelerated filer☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, $0.000041666 par value per share, on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $35,232,000. As of September 13, 2013, there were 1,509,381,194 shares of the registrant’s common stock outstanding.

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

All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those factors set forth in the sections entitled “Business,” “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”  and “Controls and Procedures” in this Annual Report, all of which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this Annual Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

If one or more of these or other risks or uncertainties materializes, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this Statement.

PART I

Item 1.	Business

References in this Annual Report to “we,” “us,” “our” or the “company” refer to Genesis Biopharma, Inc., a Nevada corporation.  Our Board of Directors and our stockholders have approved an amendment to our Articles of Incorporation that would, among other things, change the name of this company to “Lion Biotechnologies, Inc.”  We expect to complete the name change by the end of September 2013.

Overview

We are an emerging biotechnology company focused on developing and commercializing adoptive cell therapy using autologous tumor infiltrating lymphocytes for the treatment of Stage IV metastatic melanoma and other cancers.  Our lead product candidate, Cōntego™, is an adoptive cell therapy using autologous tumor infiltrating lymphocytes for the treatment of certain cancers.

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

Adoptive cell therapy (ACT) is a passive immunotherapy which attempts to optimize each patient’s unique immune response so that immune system operatives called anti-tumor T cells will circulate throughout the patient’s body, recognize the markers on the surface of cancer cells, and attack and kill those cancer cells. Our lead product candidate that we have named Cōntego™ is being developed as a ready-to-infuse ACT product comprised of a specific kind of anti-tumor T cell called autologous tumor-infiltrating lymphocytes (TILs). TILs migrate from the bloodstream and invade the tumor in an attempt to kill the tumor cells. We are developing Cōntego™ to treat patients suffering from metastatic melanoma, and ovarian, breast and colorectal cancers.

Cōntego™ is based on the adoptive cell therapy regimen using tumor infiltrating lymphocytes invented by Dr. Steven A. Rosenberg, Chief, Surgery Branch, Center for Cancer Research, National Cancer Institute for the treatment of metastatic melanoma.  Dr. Rosenberg’s adoptive cell therapy is presently available as a physician-sponsored investigational therapy for the treatment of Stage IV metastatic melanoma at the National Cancer Institute, MD Anderson Cancer Center, and the H. Lee Moffitt Cancer & Research Institute. The current method of treatment is very labor intensive, which has limited its widespread application. We believe that a significant market opportunity exists if we can make the existing adoptive cell therapy more widely available to a larger number of cancer patients.  In addition, we believe that there are opportunities to improve the manufacturing process for TILs, including the use of more automation (robotics and optics), that will reduce the number of cellular manipulations, reduce costs and improve logistics. There is no guarantee that Cōntego, if it receives regulatory approval, will prove to be a commercially successful therapy product.

We have licensed the rights to the adoptive cell therapy from the National Institute of Health.  We are also in discussions with the National Cancer Institute to license additional rights to next generation T-cells that we believe will have higher potency, persist over a longer period of time, require fewer cells, and have a lower manufacturing cost.  No assurance can be given that we will be able to license these additional rights.

In order to execute our business plan, we have to date (i) acquired a worldwide, non-exclusive license for various adoptive cell therapy technologies from the National Institute of Health, and (ii) entered into a Cooperative Research and Development Agreement with the National Cancer Institute (NCI), pursuant to which we intend to support the in vitro development of improved methods for the generation and selection of autologous TILs, develop approaches for large-scale production of autologous TILs that are in accord with cGMP procedures, and conduct clinical trials using these improved methods of generating TILs for the treatment of metastatic melanoma. We have also entered into a Manufacturing Services Agreement with Lonza Walkersville, Inc. pursuant to which Lonza has agreed to manufacture, package, ship and handle quality assurance and quality control of our Cōntego™ autologous cell therapy products.  Lonza has commenced developing a commercial-scale manufacturing process for Cōntego™ as a prospective therapy for the treatment of Stage IV metastatic melanoma. Our goal is to develop and establish a third party manufacturing process for the large-scale production of TILs that is in accord with current Good Manufacturing Practices (“cGMP”).

Company History--Corporate Restructuring

We were incorporated in the State of Nevada on September 17, 2007. Until March 2010, we were an inactive company known as Freight Management Corp.  On March 15, 2010, we acquired the rights, title and interest to certain assets, including certain patents, patent applications, materials, and know-how, related to the development and commercialization of biotechnology drugs, and then commenced developing anti-cancer drugs based primarily on anti-CD55+ antibody (the “Anti-CD55+ Antibody Program”).  However, test results from the studies performed for us as part of the Anti-CD55+ Antibody Program failed to meet the pre-clinical development endpoints, and in October 2011, our Board of Directors abandoned the Anti-CD55+ Antibody Program.

In 2011 we identified an opportunity to develop and commercialize adoptive cell therapy using autologous tumor infiltrating lymphocytes for the treatment of Stage IV metastatic melanoma and other cancers based on technologies that we could license from the National Institutes of Health, an agency of the United States Public Health Service within the Department of Health and Human Services (“NIH”).  Accordingly, in October 2011, we entered into a Patent License Agreement (the “License Agreement”) with the NIH for a non-exclusive worldwide right and license to develop and manufacture certain proprietary adoptive cell therapy using autologous tumor infiltrating lymphocytes for the treatment of certain cancers. The intellectual property subject to the License Agreement is covered by 43 patents and patent applications.  Our goal was to raise at least $25 million in a public offering of our common stock (the “Common Stock”), to develop our new products and establish our new business.  In order to fund our operating costs while we attempted to complete the public offering, during the year ended December 31, 2012, we raised a total of $1,481,250 from the issuance of senior secured notes and other debt instruments, and a total of $250,000 from the sale of our common stock and warrants.  However, we were unable to complete the public offering in 2012.

In 2013 we determined that, in order to attract new investors it was necessary to restructure our prior debt and equity issuances and to hire new management.  Accordingly, on May 22, 2013 we completed a restructuring of our unregistered debt and equity securities (the “Restructuring”) and raised approximately $1.25 million.  We also replaced most of our officers and directors.  To effect the Restructuring, we entered into an exchange agreement (the “Exchange Agreement”) and other agreements pursuant to which (i) most of the outstanding promissory notes and other debt instruments that we issued to investors were converted into shares of Common Stock; (ii) substantially all of outstanding warrants to purchase shares of capital stock were exchanged for shares of Common Stock; (iii) certain investors who invested in our prior private equity offerings (the “Prior PIPE Transactions”) purchased additional shares of Common Stock; and (iv) certain investors who purchased shares of Common Stock in the Restructuring received additional shares of Common Stock, for no additional consideration.

Under the Exchange Agreement, creditors holding (i) an aggregate of approximately $7.2 million (including accrued interest and penalties) of the senior secured notes that we issued on July 27, 2011 (the “Senior Secured Notes”), (ii) an aggregate of approximately $1.7 million (including accrued interest and penalties) of bridge notes issued May 7, 2012 and September 12, 2012 (the “12% Secured Notes”), and (iii) an aggregate of approximately $0.3 million in other outstanding debt (the Senior Secured Notes, 12% Secured Notes and other debt is herein collectively referred to as the “Debt”) converted the Debt into shares of Common Stock at a conversion price of $0.01 per share.  In addition, certain creditors and other warrant holders, together holding warrants to purchase 4,080,000 shares of our Common Stock, exchanged their warrants for shares of Common Stock.  Under the Exchange Agreement, we also sold 25,000,000 shares of Common Stock for $250,000 (i.e. at a purchase price of $0.01 per share).  Collectively, we issued a total of 955,844,092 shares of Common Stock under the Exchange Agreement.

In order to raise additional working capital, in connection with the Restructuring, we also sold additional shares of our Common Stock, at a price of $0.01 per share, to certain investors who had previously purchased Common Stock and warrants from us in the prior PIPE Transactions.  In order to induce those investors to purchase a certain amount of shares, for no additional consideration we issued to each investor the number of shares of Common Stock that the investor would have received in the prior PIPE Transactions had the price per share of Common Stock in the prior PIPE Transactions been $0.01 per share.  A total of 335,506,865 shares of Common Stock were issued in these transactions, and an aggregate of $1,099,990 of cash was received by us from these sales.  Finally, security holders holding warrants to purchase 8,193,418 shares of Common Stock cancelled their warrants and received one share of Common Stock for each share of Common Stock underlying the warrants.

The effect of the Exchange Agreement transactions and the sale of shares to the investors in the prior PIPE Transactions was to (i) extinguish all outstanding secured and unsecured promissory notes (representing liabilities of approximately $8,510,000 in the aggregate), (ii) raise a total of $1,250,000 of cash from the sale of the securities, and (iii) extinguish substantially warrants for all but 100,000 shares, including the anti-dilution provisions contained therein.  The shares of Common Stock that we issued in the foregoing transactions do, however, provide for new limited anti-dilution protection, whereby those shares receive anti-dilution protection for any sale of our capital stock if such stock is sold for less than $0.01 per share.  The foregoing anti-dilution provision will expire once we have received $6 million of additional debt or equity financing.  We also received a release of all claims against us related to prior financing transactions from the investors in the prior PIPE Transactions and from the holders of the Debt and warrants.

On May 20, 2013, Martin Schroeder resigned from the Board of Directors.  In connection with the Restructuring, on May 22, 2013, Anthony Cataldo, Michael Handelman and William Andrews resigned from our Board of Directors. Finally, on May 24, 2013, our stockholders removed Dr. L. Stephen Coles from the Board and elected Paul Kessler to serve as an additional director on the Board.  Mr. Kessler is a director of Bristol Investment Fund, Ltd. and a manager of Bristol Capital, LLC who, collectively, hold approximately 27.5% of our currently outstanding shares of Common Stock.

After the completion of the foregoing transactions, our Board continued its search for a new, experienced Chief Executive Officer and for new directors.  In particular, we continued our negotiations with Dr. Manish Singh, the principal executive officer and stockholder of Lion Biotechnologies, Inc.  On July 24, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lion Biotechnologies, Inc., a Delaware corporation, and Genesis Biopharma Sub, Inc., our newly formed Delaware subsidiary (“Merger Sub”), and thereby acquired Lion Biotechnologies (the “Merger”).  In the Merger, Lion Biotechnologies’ stockholders received, in exchange for all of their issued and outstanding shares of common stock, an aggregate of 134,000,000 shares of our Common Stock, as well as the ability to receive an additional 135,000,000 shares of Common Stock upon the achievement of certain milestones related to the Company’s financial performance and position.  As part of the Merger, Dr. Manish Singh entered into an employment agreement with us whereby we appointed him as our Chief Executive Officer and Chairman of the Board of the Company.  We also agreed to reconstitute our Board of Directors by appointing Jay Venkatesan and Sanford J. Hillsberg to replace David Voyticky and Paul Kessler as directors on our Board.  Those appointments and resignations became effective on September 3, 2013, and Mr. Hillsberg and Dr. Venkatesan are now directors on our Board.

Recent Corporate Action--Reverse Stock Split, Change of Corporate Name, Increase in Authorized Common Stock, Creation of Blank Check Preferred Stock, and Amendment to Equity Incentive Plan.

In August 2013, stockholders holding approximately 72.7% of our common stock, and our Board of Directors approved (i) a reverse stock split (pro-rata reduction of outstanding shares) of our common stock at a reverse split ratio in the range of between 1-for-50 and 1-for-100, which specific ratio will be determined by the Chairman of our Board, (ii) increasing (after the reverse stock split) the number of our authorized number of shares of common stock to 150,000,000 shares, (iii) the amendment of our Articles of Incorporation to authorize the issuance of 50,000,000 shares of “blank check” preferred stock, $0.001 par value per share, (iv) the change in the name of this company to “Lion Biotechnologies, Inc.”, (v) an amendment to our Articles of Incorporation to add indemnification and limit the personal liability of officers and members of our Board, and (vi) an amendment to our 2011 stock option plan to (a) increase the number of shares of common stock authorized for issuance under the Genesis Biopharma, Inc. 2011 Equity Incentive Plan from 18,000,000 shares of common stock to 170,000,000 shares of common stock (prior to giving effect to the reverse stock split), and (b) increase the maximum number of shares eligible for issuance under the Equity Incentive Plan in any twelve-month period from 5,000,000 shares of common stock to 30,000,000 shares (prior to giving effect to the reverse stock split).  The foregoing actions will become effective by the end of September 2013.

Technology and Proposed Products; Regulatory Strategy

Cōntego™ is being developed as a ready-to-infuse adoptive cell therapy product candidate comprised of a specific kind of anti-tumor T cell called autologous tumor-infiltrating lymphocytes (TILs) for the treatment of certain solid tumor cancers.  TILs are white blood cells that have left the bloodstream and migrated into the tumor which are believed to kill the tumor cells.

Currently our focus is on the development and commercialization of Cōntego™, our adoptive cell therapy (ACT) therapy using TILs for the treatment of Stage IV metastatic melanoma. Our goal is to also develop our technology so that it can eventually be used to treat certain other solid tumor cancers such as triple negative breast/inflammatory breast duct, ovarian, and colorectal cancers.  We will also seek to license additional rights from the NIH for the next generation of T-cells for use in the treatment of these cancers.

After the patient’s metastatic melanoma tumor has been surgically resected at the patient’s hospital, the tumor will then be sent to our manufacturing partner, Lonza Walkersville, Inc., at its facilities in Walkersville, Maryland, where autologous TILs that have a high reactivity against the patient’s tumor-specific cell surface markers will then be isolated from the patient’s metastatic melanoma tumor.  This population of autologous TILs is then multiplied ex vivo to greater than 10-50 billion TILs under conditions that overcome the immunosuppressive influences that exist in the cancer patient due to the presence of their cancer. Six to eight days prior to infusion of the TILs, the patient returns to the hospital and is administered a nonmyeloablative chemotherapeutic regimen to remove any lymphoid and myeloid suppressor cells present in the patient’s immune system. Once the TILs have been multiplied to a sufficient number ex vivo, and after the patient has completed the nonmyeloablative chemotherapeutic regimen, the TILs are infused into the patient along with a high dose of interleukin-2 (IL-2), a protein that stimulates the immune system.

Typically, the patient remains in the hospital for 8-10 days after the TILs infusion while his immune system rebuilds itself. Based on published results by the NCI, the MD Anderson Cancer Center and at the Moffit Cancer Center, and if planned confirmatory clinical trials reproduce those results seen so far, we expect that for patients with metastatic melanoma who are refractory to all other treatments, about 50% of such patients according to RECIST criteria (“Response Evaluation Criteria in Solid Tumors” for clinical trials where diagnostic imaging such as a CAT scan is used to determine tumor presence, absence, shrinkage or growth) could experience an objective response showing significant tumor shrinkage following the ACT using autologous TILs. In addition, based on results from the same institutions, we also anticipate that a small percentage of patients could experience a complete response. Responses could also be durable lasting several years, and could be seen in all organ sites where metastasis is present, including in the brain.

Our development strategy is to collaborate with some of the leading medical centers to study our TILs technology in combination with other melanoma products that have been recently approved or are in late stages of development.  Our strategy includes optimizing our clinical strategy based on upcoming clinical data from principal investigator (PI) initiated clinical trials for both first-line combination trials (such as with immunotherapy ipilimumab (Yervoy) and with BRAF inhibitor vemurafenib Zelboraf) and second line trials.  We believe metastatic melanoma treatment is going to change over the next few years, and having clinical data from such combination trials will be useful prior to any registration study.  Our goal is to generate such clinical data in 2014 and 2015 from our collaborative studies.  During 2013 and 2014, we intend to work with both our manufacturing partner, Lonza Walkersville, and certain research institutions with expertise in T-cell manufacturing to develop a more robust manufacturing process for TILs including automation of certain processes. Our goal is to significantly reduce the cost of manufacturing and also to simplify manufacturing processes.

We also plan to investigate Cōntego™ as a prospective therapy for the treatment of persons with triple negative breast / inflammatory breast duct cancers, ovarian cancer, and colorectal cancer. We intend to undertake exploratory pilot clinical trials for these indications under sponsored research agreements with various medical and research institutions, including the institutions that are affiliated with members who have served on our scientific and medical advisory board (see, Item 10 “Scientific & Medical Advisory Board” below). To date, we have not, however, entered into any such sponsored research agreements, and no assurance can be given if, or when such investigative clinical trials will begin.

Market Opportunity

We are initially positioning Cōntego™ for the treatment of Stage IV metastatic melanoma.  However, our technology is a broad technology platform that could be applicable for all solid tumors such as ovarian, breast and colorectal cancers.

According to the National Cancer Institute, in 2011 (the most recent year numbers are available) 70,230 people in the United States were diagnosed with melanomas of the skin, and 8,790 people in the U.S. died from melanomas of the skin.  The American Cancer Society estimates for melanoma in the United States for 2013 that about 76,690 new melanomas will be diagnosed (about 45,060 in men and 31,630 in women) and that about 9,480 people are expected to die of melanoma (about 6,280 men and 3,200 women).  The rates of melanoma have been rising for at least 30 years.  Based on our own internal estimates and the number of annual deaths for people with metastatic melanoma, we currently estimate approximately 6,000 –7,000 Stage IV metastatic melanoma patients could be candidates for Cōntego™ annually in the U.S. We also estimate that the number of Stage IV metastatic melanoma patients suitable for treatment using Cōntego™ outside the U.S. is approximately twice the size as in the U.S. We cannot, however, estimate how many of the patients that would be suitable for therapy using Cōntego™, if and when Cōntego™ becomes available, will actually use Cōntego™ nor whether their disease status will change in meaningful way.

Summary of Intellectual Property

The intellectual properties that we licensed from the NIH under the License Agreement consist of T-cell transfer technologies of which Dr. Steven A. Rosenberg is an inventor. Dr. Rosenberg is Chief of Surgery at the National Cancer Institute in Bethesda, Maryland and a Professor of Surgery at the Uniformed Services University of Health Sciences and at the George Washington University School of Medicine and Health Sciences in Washington, D.C.  Dr. Rosenberg is a pioneer in the field of autologous cell therapy, and his recent studies of cell transfer therapies have resulted in cancer regressions in patients associated with the clonal repopulation of lymphocytes with anti-tumor reactivity. As described below, Dr. Rosenberg will be working with us under the CRADA to further develop Cōntego.

The License Agreement licensed to us, on a non-exclusive basis, a total of 43 patent filings, both issued and pending.  As of the date of the License Agreement, these 43 licensed filings included eight U.S. patents, one U.S. reissue patent, one European patent, three Australian patents, eight U.S. utility applications, five European applications, six Canadian applications, four Australian applications, three International applications filed under the provisions of the Patent Cooperation Treaty, and four U.S. provisional applications.

The subject matter claimed in the patents and patent applications that were licensed by us under the License Agreement generally relates to:

1.	Methods to identify and isolate T-cells and in particular, tumor infiltrating lymphocytes.

2.	Ex Vivo methods to grow T-cells and in particular, tumor infiltrating lymphocytes.

3.	Methods to use T-cells and in particular, tumor infiltrating lymphocytes, as therapeutic agents for the treatment of metastatic solid tumor cancers, including but not limited to metastatic melanoma.
Under the License Agreement, we are responsible for paying the patent maintenance costs. We currently estimate that annual maintenance cost for the current elements of the non-exclusively licensed portfolio will range from $50,000 to $100,000. The licensed issued U.S. patents will expire at various times through 2026, assuming that all maintenance fees are timely paid.

Our goal is to use the technologies that we licensed from the NIH, plus any technologies that may be developed under the CRADA or obtained from the NIH through the additional licenses that we are currently considering, to develop TIL technology platforms to address the treatment of solid tumor cancers.

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

Both the NCI and our company may provide personnel, services, facilities, equipment or other resources under the agreement. Under the terms of the CRADA, we will have an exclusive option to negotiate an exclusive license to any new inventions developed jointly or independently by NCI scientists during the course of the research project. A CRADA is the only mechanism under which the National Institutes of Health can grant exclusive intellectual property rights in advance to a collaborator. The term of the CRADA is five years, but either party to the CRADA has the right to terminate the CRADA upon 60 days’ notice.

Under the CRADA, we are required to provide funds for Dr. Rosenberg, which funds may be used to acquire technical, statistical, and administrative support for the research activities, as well as to pay for supplies and travel expenses. Our obligation is to provide $1,000,000 of funds annually under the CRADA, which amount is disbursed in quarterly installments of $250,000.  We have also agreed that Dr. Rosenberg can allocate the funding between the various categories in support of the CRADA research as he sees fit.  All payments required to be made under the CRADA to date have been made.  However, we will need to raise additional financing to fund our future CRADA obligations.  See, “Risk Factors--We currently have no revenues, a limited amount of cash available, and will need to raise substantial additional capital to operate our business, without which we will have to curtail or cease operations.”

National Institutes Of Health License Agreement

Effective October 5, 2011, we entered into a Patent License Agreement (the “License Agreement”) with the National Institutes of Health, an agency of the United States Public Health Service within the Department of Health and Human Services (“NIH”).  Pursuant to the License Agreement, NIH granted us a non-exclusive worldwide right and license to develop and manufacture certain proprietary adoptive cell therapy using autologous tumor infiltrating lymphocytes for the treatment of metastatic melanoma, ovarian cancer, breast cancer, and colorectal cancer. The intellectual property subject to the License Agreement is covered by the 43 patents and patent applications listed therein, consisting of nine issued United States patents, 13 pending patent applications in the United States, and 21 foreign patents and patent applications as counterparts of U.S. patents/patent applications.  We also were granted limited rights to sublicense the intellectual property subject to the License Agreement. The License Agreement will expire on a product-by-product basis upon the expiration of the subject patent rights.

We have the right to terminate the License Agreement in any country on 60 day notice, and NIH has the right to terminate the agreement if we are in material breach and the breach is not cured within a specified cure period, upon certain bankruptcy and insolvency events, or we fail to comply with or achieve certain development timelines as set forth in the License Agreement.

In consideration for the rights granted pursuant to the License Agreement, we paid the NIH a total of $723,000 of upfront licensing fees and expense reimbursements following the execution and delivery of the License Agreement. We will also be required to pay a 6% royalty on net yearly sales for all products sold which are covered by the License Agreement. We also are required to make smaller minimum annual royalty payments of $20,000/year, which minimum royalties will be credited against any earned royalties due for sales in that year.

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

On June 21, 2011, we entered into a process development and scale-up consulting agreement with Lonza Walkersville, Inc. (“Lonza”) relating to the manufacture of Cōntego™.  Lonza is a leading international supplier to the pharmaceutical, healthcare and life science industries. Under the terms of the Lonza consulting agreement, Lonza agreed to work with Dr. Rosenberg and his colleagues at the NCI to transfer to Lonza Walkersville, Inc., Lonza’s U.S. production facility, the NCI’s standard operating procedures that are used to manufacture the NCI’s physician-sponsored investigational adoptive cell therapy using tumor infiltrating lymphocytes for the treatment of Stage IV metastatic melanoma. The purpose of the transfer of the standard operating procedures is to assist Lonza Walkersville to develop manufacturing procedures and protocols for the manufacture of Cōntego™ for clinical trials and for post FDA approval sales.  Effective as of November 4, 2011, we entered into a Letter of Intent with Lonza Walkersville, Inc. and paid Lonza $500,000 for Lonza’s process development services related to the development and manufacture of Cōntego™ for clinical trials to be performed by us.  These initial development services have been completed.

In December 2011, we entered into a five-year Manufacturing Services Agreement with Lonza. Under the Manufacturing Services Agreement, Lonza agreed to manufacture, package, ship and handle quality assurance and quality control of our Cōntego™ autologous cell therapy products.  All Lonza services will be provided under separate statements of work that we have agreed to enter into, from time to time, with Lonza. The first statement of work, which we entered into in December 2011, described the services Lonza must perform in connection with optimizing the manufacturing process for Cōntego™ products. The fees and costs of Lonza’s services under the Manufacturing Services Agreement depend on each statement of work.  Under the Manufacturing Services Agreement, we shall be the owners of all intellectual property that is developed, conceived, invented or reduced to practice by Lonza, other than intellectual property that is generally applicable to the development or manufacture of chemical or biological products, or intellectual property that improves Lonza’s previously owned intellectual property.  To date, we have not requested that Lonza provide additional services under the Manufacturing Services Agreement.

Research and Development

Expenditures for research and development activities related to continuing operations were $1,656,000 and $1,755,000 for the years ended December 31, 2012 and 2011, respectively.  For further information regarding our research and development activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Our currently projected expenditures for 2013 include approximately $5 million up to $6 million for research and development.  The actual cost of our programs could differ significantly from our current projections if we change our planned development process. In the event that actual costs of our clinical program, or any of our other ongoing research activities, are significantly higher than our current estimates, we may be required to significantly modify our planned level of operations.

There is a risk that any drug discovery and development program may not produce revenue because of the risks inherent in drug discovery and development. The successful development of any product candidate is highly uncertain. We cannot reasonably estimate or know the nature, timing and costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from any product candidate, due to the numerous risks and uncertainties associated with developing drugs.  Any failure to complete any stage of the development of our products in a timely manner could have a material adverse effect on our operations, financial position and liquidity.

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

We believe that our principal competitors in the market for treating metastatic melanoma will be Bristol-Myers Squibb and Genentech, which have recently received the United States Food and Drug Administration (FDA) approval to sell Yervoy® and Zelboraf®, respectively, for the treatment of metastatic melanoma, and Merck, Amgen and Bristol-Myers Squibb, each of whom have melanoma drugs in clinical development.  In addition to pharmaceutical companies that have melanoma products on the market or in development, we may also complete with a number of biotechnology companies that are focused on cellular therapy technologies, which may include among others Dendreon, Northwest Biotherapeutics, Agenus, Immunocellular Therapeutics, Ltd., Celldex Therapeutics, NeuralStem, Geron, NeuroNova, ReNeuron, Stemcells, Inc., Advanced Cell Technology and Osiris Therapeutics.

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

Government Regulation

The United States and other developed countries extensively regulate the preclinical and clinical testing, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of drugs and biologic products. The United States Food and Drug Administration (FDA), under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations, regulate pharmaceutical and biologic products.

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

Employees

We currently have only two fulltime employees, Manish Singh, our President and Chief Executive Officer, and Michael Handelman, our Chief Financial Officer.

Available Information

We maintain a website at www.genesis-biopharma.com and make available there, free of charge, our periodic reports filed with the Securities and Exchange Commission (“SEC”), as soon as is reasonably practicable after filing. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at http:/www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the SEC.

Item 1A.	Risk Factors

The risks described below may not be the only ones relating to our company. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial conditions and future prospects and the trading price of our Common Stock could be harmed as a result of any of these risks. Investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our financial statements and related notes, and our other filings from time to time with the Securities and Exchange Commission.

Risks Related To Our Business

We have a history of operating losses; we expect to continue to incur losses and we may never be profitable.

As of December 31, 2012, we had a stockholders' deficiency of $11,319,476. In addition, for the fiscal year ended December 31, 2012, we incurred a net loss of $3,307,619, and had a working capital deficiency of $11,341,614. These losses have resulted from costs incurred in our research and development programs, from stock based compensation paid to our executives and consultants, and from our general and administrative costs. Since our inception we have not generated any revenues. We do not expect to generate any product sales or royalty revenues for at least four years, if ever.  We expect to incur significant additional operating losses in the future as we expand development and clinical trial efforts.

Our ability to achieve long-term profitability is dependent upon obtaining regulatory approvals for our products and successfully commercializing our products alone or with third parties.  However, our operations may not be profitable even if any of our products under development are successfully developed and produced and thereafter commercialized.

We may be unable to continue as a going concern if we do not successfully raise additional capital.

     If we are unable to successfully raise the capital we need we may need to reduce the scope of our business to fully satisfy our future short-term liquidity requirements. If we cannot raise additional capital or reduce the scope of our business, we may be otherwise unable to achieve our goals or continue our operations. As discussed in Note 1 in the Notes to the Financial Statements, we have incurred losses from operations in the prior two years and have a lack of liquidity. These factors raise substantial doubt about our ability to continue as a going concern. In addition, our auditors have included in their report on our audited financial statements at December 31, 2012 and 2011 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses.

We currently owe the National Institutes of Health approximately $682,000 under the License Agreement, which obligation may result in the termination of the License Agreement.

Upon signing the Licensing Agreement, we paid the NIH an upfront fee of $650,000 and reimbursed the NIH for $73,186 for expenses it incurred in connection with the license.  Furthermore, during the year ended December 31, 2012, the NIH billed us $616,000 for various costs reimbursements, $20,000 for the minimum royalty due for the year and $46,000 for penalty interest due to delay in payments.  We have been in discussions with the NIH regarding this delinquent amount, and we have agreed with the NIH that this amount is due and owing and that we intend to make this payment.  However, due to our financial condition, we have not yet made this payment.  To date, the NIH has allowed us to defer the payment of this amount and has neither demanded that the payment be made, declared a default, or taken any action to terminate the License Agreement.  No assurance can be given that the NIH will continue forbearing on this unpaid amount until we have the funds necessary to make the payment.  Should the NIH declare a default and terminate the License Agreement, we will be unable to conduct our planned operations and we will have to abandon our goal of developing and commercializing Cōntego™.

We have limited experience in operating our current business, which makes it difficult to evaluate our current operations and our business plan.
Until March 2010, we were an inactive company known as Freight Management Corp. In March 2010, we acquired certain intellectual property related to a proprietary, therapeutic use of anti-CD55+ antibodies for the treatment of cancer and commenced developing biotechnology drugs based on the anti-CD55+ antibodies. In 2011, we decided to terminate the development of products based on the anti-CD+55 antibodies, and decided to enter into our current business. Our business is substantially dependent upon the NIH License Agreement, the CRADA and the manufacturing services agreement with Lonza Walkersville, Inc., all of which we entered into since mid-2011. As a result, we have only a limited operating history in our current line of business on which a decision to invest in our company can be based. The future of our company currently is dependent upon our ability to implement our new business plan, as that business plan may be modified by our new management. While we believe that our business plan, if implemented as planned, will make our company successful, we have only a limited operating history against which we can test our plans and assumptions, and investors therefore cannot evaluate the likelihood of our success.

We currently have no revenues, a limited amount of cash available, and will need to raise substantial additional capital to operate our business, without which we will have to curtail or cease operations.

We do not expect to generate any revenues until, and if, we receive approval from the FDA and other regulatory authorities for our product candidates allowing us to sell our products. Our current cash on hand is only sufficient to fund our operations for approximately three months.  In addition to our current monthly general and administrative expenses, we are also required to make substantial cash payments under the CRADA, to maintain the patents under the NIH License Agreement, and to fund our development activities under the manufacturing services agreement with Lonza Walkersville, Inc.

It is expensive to develop cell therapies for the treatment of cancer, and to conduct clinical trials for such therapies.  Based on our internal projections, we estimate that we will spend approximately $15 million over the next two years to conduct additional clinical trials to support development of our products.  In addition, our development, clinical trial and regulatory expenses will significantly increase thereafter. We do not have sufficient funds to support the expenses of our operations and the conduct of our clinical trials and preclinical research. Therefore, we will need to raise significant amounts of additional capital to fund general and administrative expenses, to continue the research and development of our adoptive cell therapies, and to commercialize our adoptive cell therapies. Our ability to obtain such additional debt or equity funding will depend on a number of factors, including but not limited to the following:

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

The deviations in our proposed new products from existing products may require us to perform additional testing, which will increase the cost, and extend the time for obtaining approval.

Cōntego™ is based on the ACT technology that we licensed from the NIC and that is presently available as a physician-sponsored investigational therapy for the treatment of Stage IV metastatic melanoma at the National Cancer Institute, MD Anderson Cancer Center, and the H. Lee Moffitt Cancer & Research Institute.  The current method of treatment is very labor intensive and expensive, which has limited its widespread application.  We are planning to develop new processes for a more efficient manufacturing of our products.  We may have difficulty demonstrating that the new products produced from our new processes are identical to the existing products.  The FDA may require additional clinical testing before permitting a larger clinical trial with the new processes, and also the new product may not be as efficacious in the new clinical trials.  Cellular products are not considered as well characterized products because there are hundreds to markers present on these cells, and even small changes in manufacturing processes could alter the cell types.  It is unclear at this time which of those markers are critical for success of these cells to combat cancer, so our ability to predict the outcomes with newer manufacturing processes is limited.  The changes that we may make to the existing manufacturing process may require additional testing, which may increase costs and timelines associated with these developments.

We will have to hire additional executive officers and employees to operate our business.  If we are unable to hire qualified personnel, we may not be able to implement our business plan and if we are unable to do so, the value of our common stock could be reduced.

We currently have only two fulltime employees, Manish Singh, our President and Chief Executive Officer, and Michael Handelman, our Chief Financial Officer. The loss of the services of either of these key employees would delay our product development programs and our research and development efforts. We do not maintain key person life insurance on any of our officers, employees or consultants. In order to develop our business in accordance with our business plan, we will have to hire additional qualified personnel. Our future success is highly dependent on our ability to hire and retain key personnel, particularly scientific staff. Competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense. Our future success depends upon our ability to attract, retain and motivate highly skilled employees. In order to commercialize our products successfully, we may be required to expand substantially our workforce, particularly in the areas of manufacturing, clinical trials management, regulatory affairs, business development and sales and marketing. These activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel.

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

No adoptive cell therapy using tumor infiltrating lymphocytes has been approved for marketing in the U.S. by the U.S. Food and Drug Administration (FDA). Consequently, there is no precedent for the successful commercialization of products based on our technologies. In addition, we have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain timely FDA approvals, if at all. We have not yet sought FDA approval for any adoptive cell therapy product. We will not be able to commercialize any of our potential products until we obtain FDA approval, and so any delay in obtaining, or inability to obtain, FDA approval would harm our business.

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

For budgeting and planning purposes, we have projected the date for the commencement, continuation and completion of our various clinical trials.  However, a number of factors, including scheduling conflicts with participating clinicians and clinical institutions, and difficulties in identifying and enrolling patients who meet trial eligibility criteria, may cause significant delays. We may not commence or complete clinical trials involving any of our products as projected or may not conduct them successfully.

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

We currently anticipate that we will have to rely on our manufacturing partner, Lonza Walkersville, Inc., to manufacture our adoptive cell therapy products for clinical trials. If Lonza fails to commence or complete, or experiences delays in, manufacturing our adoptive cell therapy products, our planned clinical trials will be delayed, which will adversely affect our stock price and our ability to conduct our business as currently planned.

We may not be able to license new TIL technology from the NIH as we plan to do, and any products that we may develop based on such new technology may not be as effective as current products and cost more to develop than we anticipated.

We are planning to obtain a license from the NIH for a next generation TILs technology that may significantly reduce our costs of production and could potentially increase the potency of the product. No assurance can be given that we will be successful in licensing these technologies because, among other things, we currently still owe the NIH certain payments under the License Agreement.  In addition, there is no guarantee that the next generation technology will have similar clinical effect in clinical trials in terms of safety and efficacy of the product. Our development of a product based on the new TIL’s technology may require significant clinical development prior to any registration trials.  These additional trials may be extensive and may increase timelines associated with our development of such a product.

If testing of a particular product does not yield successful results, then we will be unable to commercialize that product.

Our research and development programs are at an early stage. We must demonstrate our products’ safety and efficacy in humans through extensive clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our products, including but not limited to the following:

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

Clinical testing is very expensive, can take many years, and the outcome is uncertain. A minimum of 24 months will elapse before we learn the results from any clinical trial using our adoptive cell therapy. The data collected from our clinical trials may not be sufficient to support approval by the FDA of Cōntego, our adoptive cell therapy using tumor infiltrating lymphocytes product candidate for the treatment of Stage IV metastatic melanoma. The clinical trials for our products under development may not be completed on schedule and the FDA may not ultimately approve any of our product candidates for commercial sale. If we fail to adequately demonstrate the safety and efficacy of any product candidate under development, we may not receive regulatory approval for those products, which would prevent us from generating revenues or achieving profitability.

Our research and development plans are to a large extent dependent upon the CRADA.

We expect to conduct a portion of our research and development under the CRADA we entered into with the NCI. We are obligated to make quarterly payments of $250,000 under the CRADA. In addition, although the CRADA has a five year term, either party to the CRADA has the right to terminate the CRADA upon 60 days’ notice to the other party. As a result, no assurance can be given that the NCI will not terminate the CRADA in the future and that the CRADA will, therefore, remain in effect until we complete our desired research thereunder.

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

There is no assurance that the approaches offered by our current product candidates or any future product candidates will gain broad acceptance among doctors or patients or that governmental agencies or third-party medical insurers will be willing to provide reimbursement coverage for proposed product candidates. Moreover, we do not have verifiable internal marketing data regarding the potential size of the commercial market for our product candidates, nor have we obtained independent marketing surveys to verify the potential size of the commercial markets for our current product candidates or any future product candidates.  Since our current product candidates and any future product candidates will represent new approaches to treating various conditions, it may be difficult, in any event, to accurately estimate the potential revenues from these product candidates.  Accordingly, we may spend large amounts of money trying to obtain approval for product candidates that have an uncertain commercial market.  The market for any products that we successfully develop will also depend on the cost of the product.  We do not yet have sufficient information to reliably estimate what it will cost to commercially manufacture our current product candidates, and the actual cost to manufacture these products could materially and adversely affect the commercial viability of these products. If we do not successfully develop and commercialize products based upon our approach, we will not become profitable, which would materially and adversely affect the value of our Common Stock.

No assurance can be given that we will be able to develop a new, more efficient manufacturing process upon which our business plan to commercialize Cōntego™ products is dependent.

Pursuant to the CRADA, and in cooperation with Lonza Walkersville, we intend to develop improved methods for the generating and selecting autologous TILs, and to develop methods for large-scale production of autologous TILs that are in accord with current Good Manufacturing Practices (“cGMP”) procedures.  Developing a new, scaled-up, pharmaceutical manufacturing process that can more efficiently, and in a more automated manner measure, produce and control the physical and/or chemical attributes of our products in a cGMP facility is subject to many uncertainties and difficulties.  We have never manufactured our adoptive cell therapy product candidate on any scale, commercial or otherwise, nor has Lonza Walkersville, Inc., our manufacturing company. As a result, we cannot give any assurance that we will be able to establish a manufacturing process that can produce our products at a cost or in quantities necessary to make them commercially viable. Moreover, our third-party manufacturers will have to continually adhere to current cGMP regulations enforced by the FDA through its facilities inspection program.  If the facilities of these manufacturers cannot pass a pre-approval plant inspection, the FDA premarket approval of our products will not be granted.  In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our products meet applicable specifications and other requirements. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory action.  No assurance can be given that we will be able to develop such a manufacturing process, or that our partners will thereafter be able to establish and operate such a production facility.

We cannot prevent other companies from licensing the same intellectual properties that we have licensed or from otherwise duplicating our business model and operations.

The intellectual properties that we are using to develop our Cōntego™ products were licensed to us by the NIH under the License Agreement. However, the License Agreement is non-exclusive, and any other party could obtain a license for some or all of the licensed intellectual properties that we currently use. In addition, since the National Cancer Institute, MD Anderson Cancer Center, and the H. Lee Moffitt Cancer & Research Institute already use the ACT technology in therapy for the treatment of Stage IV metastatic melanoma, their methods and data are also available to third parties, who may want to enter into our line of business and compete against us. We currently do not own any exclusive rights that could be used to prevent third parties from duplicating our business plan or from otherwise directly competing against us.  While technologies that may be developed for us under the CRADA are expected to provide us with the exclusive rights to those technologies, no assurance can be given that these new rights will be sufficient to prevent others from duplicating our business plan or from providing substantially similar products.

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

The issuance of a patent is not conclusive as to its validity or enforceability and it is uncertain how much protection, if any, will be given to the patents we have licensed if either the NIH or we attempt to enforce the patents and if they are challenged in court or in other proceedings, such as oppositions, which may be brought in foreign jurisdictions to challenge the validity of a patent. A third party may challenge the validity or enforceability of a patent after its issuance by the Patent Office. It is possible that a competitor may successfully challenge our patents or that a challenge will result in limiting their coverage. Moreover, the cost of litigation to uphold the validity of patents and to prevent infringement can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use our patented invention without payment to us. Moreover, it is possible that competitors may infringe our patents or successfully avoid them through design innovation. To stop these activities we may need to file a lawsuit. These lawsuits are expensive and would consume time and other resources, even if we were successful in stopping the violation of our patent rights. In addition, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of our patents were upheld, a court would refuse to stop the other party on the ground that its activities are not covered by, that is, do not infringe, our patents.

We also intend to rely on unpatented technology, trade secrets and confidential information. Therefore, others may independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our technology. We may not be able to effectively protect our rights in unpatented technology, trade secrets and confidential information. We require each of our employees, consultants and advisors to execute a confidentiality agreement at the commencement of an employment or consulting relationship with us. However, these agreements may not provide effective protection of our information or, in the event of unauthorized use or disclosure, they may not provide adequate remedies.

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

We believe that our principal competitors in the market for treating metastatic melanoma will be Bristol-Myers Squibb and Genentech, which have recently received FDA approval to sell Yervoy® and Zelboraf®, respectively, for the treatment of metastatic melanoma, and Merck, Amgen and Bristol-Myers Squibb, each of whom have melanoma drugs in clinical development.  In addition to pharmaceutical companies that have melanoma products on the market or in development, we may also complete with a number of biotechnology companies that are focused on cellular therapy technologies, which may include among others Dendreon, Northwest Biotherapeutics, Agenus, Immunocellular Therapeutics, Ltd., Celldex Therapeutics, NeuralStem, Geron, NeuroNova, ReNeuron, Stemcells, Inc., Advanced Cell Technology and Osiris Therapeutics.   All of these companies, and most of our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources, and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the United States and internationally.

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

We will be dependent on third party vendors to design, build, maintain and support our manufacturing and cell processing facilities and our information technology infrastructure and systems.

As a result of our strategy to out-source most of our research and development and all of our manufacturing, we rely very heavily on third parties to perform for us, or assist us with a variety of important functions, including research and development, manufacturing and clinical trials management. We also license all of our technology from others and, at this time, do not own any intellectual properties or technologies. We intend to rely upon Lonza Walkersville, Inc. or other third party contract manufacturers to produce large quantities of materials needed for clinical trials and product commercialization. Third party manufacturers may not be able to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical testing may be delayed, thereby delaying the submission of products for regulatory approval or the market introduction and subsequent sales of our products. Any such delay may lower our revenues and potential profitability.

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

We have insufficient capital and will need to raise additional capital to pay the full costs associated with the design and development of our anticipated information technology infrastructure and systems as well as pay for any unexpected cost increases. As a result, we could experience delays in our ability to complete the design of our information technology infrastructure and systems, which in turn could delay our ability to obtain FDA approval for Cōntego™.

If any third party collaborator breaches or terminates its agreement with us, or fails to conduct its activities in a timely manner, the commercialization of our products under development could be slowed down or blocked completely. It is possible that our collaborators will change their strategic focus, pursue alternative technologies or develop alternative products, either on their own or in collaboration with others, as a means for developing treatments for the diseases targeted by our collaborative programs. The effectiveness of our collaborators in marketing our products will also affect our revenues and earnings.

We intend to continue to enter into additional third party collaborative agreements in the future. However, we may not be able to successfully negotiate any additional collaborative arrangements.  If established, these relationships may not be scientifically or commercially successful.

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

We will need to expand and effectively manage our operations and facilities to successfully pursue and complete future development and commercialization efforts. To grow we will need to add personnel and expand our capabilities, which may strain our existing managerial, operational, financial and other resources. To compete effectively and manage our growth, we must:

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

As of September 23, 2013, our officers, directors and three largest stockholders beneficially owned over 85% of our outstanding Common Stock. These stockholders, if they act together, may be able to direct the outcome of matters presented to our stockholders, including the election of our directors and other corporate actions such as:

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

We have granted anti-dilution protection to the certain holders of our Common Stock, which provisions, if triggered, could result in substantial dilution to all other stockholders.

In connection with the Restructuring, we agreed to give the holders of approximately 1.7 billion  shares of Common Stock certain anti-dilution protection rights.  Pursuant to those rights, we have agreed to issue additional shares, for no consideration, to those stockholders if we sell any shares of our capital stock at a price less than $0.01 per share (as adjusted for stock splits or stock combinations).  The foregoing anti-dilution provision will expire is, and when we receive a total of $6 million of debt or equity funding following the Restructuring.  If we were to sell any securities below $0.01 per share while these anti-dilution provisions are in effect, all of the other holders of our Common Stock would be diluted by the issuance of the anti-dilution shares.

The market price of our stock may be adversely affected by market volatility.

The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

•	announcements of the results of clinical trials by us or our competitors;

•	developments with respect to patents or proprietary rights;

•	announcements of technological innovations by us or our competitors;

•	announcements of new products or new contracts by us or our competitors;

•	actual or anticipated variations in our operating results due to the level of development expenses and other factors;

•	changes in financial estimates by securities analysts and whether our earnings meet or exceed such estimates;

•	conditions and trends in the pharmaceutical and other industries;

•	new accounting standards;

•	general economic, political and market conditions and other factors; and

•	the occurrence of any of the risks described in this report.

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

As a public reporting company, we are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002, which requires our management to assess and report on our internal controls over financial reporting. For the year ended December 31, 2012, our management identified material weaknesses in our internal controls over financial reporting and, therefore, determined that our internal controls over financial reporting were not effective . While we are attempting to remedy the internal control weaknesses, we may not be able to adequately correct the issues, and other future material weaknesses in our internal controls may arise. Material weaknesses in our internal controls could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price, and subject us to sanctions or investigation by regulatory authorities.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of August 1, 2013, our new corporate offices are located at 21900 Burbank Blvd, Third Floor, Woodland Hills, California 91367.  We lease these offices under a six-month lease for a monthly rental of $5,916.  We do not own or lease any other real property.

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

Our Common Stock has been quoted on the OTC Bulletin Board under the symbol “GNBP” since October 15, 2010.

Trading in our Common Stock has been limited and sporadic since we were first listed on the OTC Bulletin Board.  As a result, the high and low bid information for our Common Stock may not be meaningful given the level of trading in our stock and our lack of business operations, revenues and assets. The following table shows the high and low prices of our common shares on the OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

YEAR	PERIOD	HIGH	LOW
Fiscal Year 2012	Fourth Quarter	$0.50	$0.16
	Third Quarter	$0.78	$0.27
	Second Quarter	$1.22	$0.44
	First Quarter	$1.35	$0.92

Fiscal Year 2011	Fourth Quarter	$1.37	$0.80
	Third Quarter	$1.50	$0.82
	Second Quarter	$1.59	$1.11
	First Quarter	$1.26	$1.10

Stockholders

As of September 12, 2013, there were 62 holders of record of our Common Stock, not including any persons who hold their stock in “street name.”  The transfer agent for our Common Stock is Corporate Stock Transfer, Inc., located at 3200 Cherry Creek South Drive, Suite 430, Denver, Colorado 80209.

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

Equity Compensation Plan Information

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report for information regarding securities authorized for issuance under our equity compensation plans, which information is incorporated herein by reference.

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the year ended December 31, 2012 that were not previously reported in a Current Report on Form 8-K.

Repurchase of Shares

We did not repurchase any shares during the fourth quarter of the fiscal year covered by this report.

Item 6.	Selected Financial Data

Not applicable.

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

Background on the Company and Recent Change in Strategic Focus

On March 15, 2010, we entered the biopharmaceutical business when we acquired the rights, title and interest to certain assets, including certain patents, patent applications, materials, and know-how, related to the development and commercialization of biotechnology drugs, and then commenced developing anti-cancer drugs based primarily on anti-CD55+ antibodies (the “Anti-CD55+ Antibody Program”). We engaged the University of Nottingham to conduct our research and development. Although we initially believed that the proposed anti-CD55+ therapies that we were attempting to develop had significant commercial potential, test results received in mid-2011 from the studies performed for us by the University of Nottingham failed to meet the pre-clinical development endpoints. Accordingly, in 2011 we decided to (i) end our development efforts for the anti-CD55+ technology, and (ii) pursue the development of a new ready-to-infuse adoptive cell therapy product candidate we refer to as Cōntego™.

On October 5, 2011 we licensed the rights to the adoptive cell therapy from the National Institute of Health and to a manufacturing process for Cōntego™ (initially for Stage IV metastatic melanoma) that we intend to develop to enable us to make the adoptive cell therapy available to a larger number of patients. The license agreement required us to pay the NIH approximately $723,000 of upfront licensing fees and expense reimbursements in 2011. In addition, we will have to pay royalties of six percent (6%) of net sales (subject to certain annual minimum royalty payments of $20,000 per year), a percentage of revenues from sublicensing arrangements, and lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications. We also have to make certain benchmark payments to the NIH based on the development and commercial release of licensed products using the technology underlying the License Agreement. If we achieve all benchmarks for metastatic melanoma, up to and including the product’s first commercial sale in the United States, the total amount of such benchmark payments will be $6,050,000 for the melanoma indication. The benchmark payments for the other three indications, if all benchmarks are achieved, will be $6,050,000 for ovarian cancer, $12,100,000 for breast cancer, and $12,100,000 for colorectal cancer. Accordingly, if we achieve all benchmarks for all four licensed indications, the aggregate amount of benchmark royalty payments that we will have to make to NIH will be $36,300,000.

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

In December 2011, we entered into a five-year Manufacturing Services Agreement with Lonza Walkersville, Inc. under which Lonza agreed to manufacture, package, ship and handle quality assurance and quality control of our Cōntego™ autologous cell therapy products. All of Lonza Walkersville’s services will be provided under separate statements of work that we have agreed to enter into, from time to time, with Lonza Walkersville, Inc. In 2011, we paid Lonza a total of $500,000, but we did not request any additional services from Lonza during the year ended December 31, 2012.

Results of Operations

Revenues

As a development stage company that is currently engaged in the development of therapeutics to fight cancer, we have not yet generated any revenues from our biopharmaceutical business or otherwise since our formation.  We currently do not anticipate that we will generate any revenues during 2013 from the sale or licensing of any products.

Costs and expenses

Operating Expenses. Operating expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. Our operating expenses were $6,477,000 and $19,303,000 for the fiscal years ended December 31, 2012 (“fiscal 2012”) and 2011 (“fiscal 2011”), respectively.

Our operating expenses in fiscal 2012 decreased by $12,826,000 compared to fiscal 2011 primarily as a result of the reduction in non-cash compensation we incurred in fiscal 2012. In fiscal 2011, we started our new Cōntego™ line of business and entered into the Licensing Agreement.  In connection with the change in our business focus, we hired two full-time executives and retained a consulting firm to assist us with the acquisition and development of our intellectual properties. In addition, we expanded the size of our Board of Directors and established a scientific advisory board. Most of the compensation paid to our officers, directors, consultants and advisors was paid in equity securities rather than in cash. The total amount of such non-cash compensation we paid in fiscal 2012 was $4,203,000.  However, in fiscal 2011, the total amount of such non-cash compensation we paid to officers and consultants was $14,608,000.  In addition, in fiscal 2012 our legal, accounting and other professional fees decreased substantially as we reduced our operating activities and expenses pending the completion of our proposed fundraising efforts.

Research and Development.  Research and development costs were $1,656,000 for the year ended December 31, 2012, as compared to $1,756,000 in fiscal 2011.  Research and development expenses in fiscal 2012 included $1,000,000 paid and accrued under the CRADA with the National Institutes of Health and $656,000 pursuant to agreements with the National Institute of Health.  Research and development expenses in fiscal 2011 include $500,000 that we paid under the CRADA with the National Institutes of Health, $723,000 we paid to the NIH under the License Agreement, and $500,000 we paid on the process development and scale-up consulting agreement with Lonza Walkersville relating to Cōntego™.  We intend to engage in substantial research and development activities in the future.  However, the amount of our future research and development activities, and the amount of our future expenses, will depend upon the amount of funds that we have available.

Impairment of intangible asset.  In 2011 we terminated the Anti-CD55+ Antibody Program and the related license agreement.  In connection with the termination of the Anti-CD55+ Antibody Program and related license agreement, we agreed to return to all rights to the anti-CD55+ related patents and patent applications that were licensed and transferred to us.  The $160,000 impairment expense in fiscal 2011 represents that value we wrote off related to the return of these intangible assets to the licensee.

Other income (expense)

Change in fair value of derivative liability. During the years ended December 31, 2012 and December 31, 2011 we recorded a gain as a result of a decrease in the fair market value of outstanding debt and equity securities accounted for as derivative liabilities of $8,635,000 and $1,596,000, respectively.

Interest expense. Interest expense represents the amount of interest that accrued on the various promissory notes we issued to fund our operations, including the $5,000,000 of 7% Tranche A Senior Unsecured Convertible Notes and Tranche B Senior Unsecured Convertible Notes we issued in 2011 (collectively, the “Senior Secured Notes”) and the $1,231,000 of 12% secured promissory notes we issued in 2012 (the “12% Secured Notes”).  Interest expense was $1,922,000 and $152,000 for the years ended December 31, 2012 and 2011, respectively.  The increase is due to the increased outstanding principal balances of our indebtedness and penalty interest accrued due to default or our 7% Senior Secured Convertible Promissory Notes.

Amortization of discount on convertible notes. During the year ended December 31, 2012, we recorded a valuation discount of $497,888 upon issuance of (i) the 12% secured promissory notes and (ii) a $250,000 interim loan we issued in September 2012.  During the year ended December 31, 2011, we recorded a valuation discount of $5,000,000 upon issuance of our $5,000,000 Senior Secured Notes and the associated warrants to purchase 4,000,000 shares of our Common Stock. The total discount applied to the Senior Secured Notes was amortized over the term of the Senior Secured Notes (from July 26, 2011 through the original maturity date of November 30, 2011) and recorded as an expense.

Private placement costs. During fiscal 2012, we incurred total private placement costs of $1,390,000, which represented the fair value of 1.8 million shares of common stock and 5 year warrants to purchase 943,000 shares of common stock at $0.53/share with an aggregate total of $1.4 million.  During the fiscal 2011, we incurred total private placement costs of $920,000, which included $535,000 of non-cash costs relating to a derivative liability upon issuance of our convertible notes and warrants, and closing costs of $385,000.

Net Loss

We had a net loss of $3,308,000 and $25,694,000 in fiscal 2012 and fiscal 2011, respectively.  Our net loss for fiscal 2012 decreased compared to fiscal 2011 primarily as a result of the decrease in non-cash operating expenses and the gain on change in fair value of derivative instruments.  These decreases were partially offset by the increases in interest expense and private placement costs.  Our net loss for fiscal 2011 included noncash compensation charges of $12,044,393 related to the issuance of equity instruments to our executives and others, amortization of debt discount on our convertible notes of $5,000,000, and the recording of a derivative liability of $2,563,647 upon the issuance of our warrants.

As development stage company and do not expect to generate any revenues during 2013, and we expect to continue to incur net losses.

Liquidity and Capital Resources

As of December 31, 2012, we had no cash or cash equivalents on hand, and had a working capital deficiency of $11,341,614.  In addition, as of December 31, 2012, we had outstanding promissory notes in the aggregate amount of $8,510,000 (consisting primarily of the 7% Senior Secured Convertible Promissory Notes,  12% Secured Promissory Notes, September 2012 Secured Promissory Notes and the unpaid interest and penalties thereon).  As of May 24, 2013, all of our outstanding promissory notes were in default and, as a result, bore interest at default rates of interest.  Since most of these notes were secured by a lien on our assets, the lenders could have foreclosed on our assets.

On May 24, 2013, we effected the Restructuring, under which all of the Senior Secured Notes and the 12% Secured Notes, and some other debt obligations, were converted into shares of Common Stock.  This transaction extinguished approximately $9,268,000 of liabilities, ended our future interest payment obligations, and removed all liens from our assets.  In addition, in connection with the Restructuring, we also raised $1,350,000 from the sale of shares of Common Stock.  Accordingly, following the Restructuring we had substantially reduced our outstanding liabilities and had received some cash to fund our short-term operating needs.

All of our capital resources during fiscal 2012 were derived through the sale of convertible debt and equity securities.  Although we extinguished a substantial amount of liabilities in the Restructuring, we still have substantial other liabilities and obligations, including $1.2 million that we still owe the NIH and the CRADA, and no source of on-going revenues.  Accordingly, we will have to raise additional proceeds in the near future to fund our working capital needs, our obligations to the NCI under the CRADA, to pay the NIH obligation, and to repay the other outstanding accrued expenses.  No assurance can be given that we will have access to the capital markets in future, or that financing will be available to us on acceptable terms or otherwise.  Our inability to access the capital markets or obtain acceptable financing could have a material adverse effect on our future operations and financial condition, and could severely threaten our ability to continue as a going concern.

As shown in the accompanying financial statements, we incurred a net loss of $3,308,000 for the year ended December 31, 2012, and our current liabilities exceeded current assets by $11,341,614. These factors, our inability to meet our obligations from current operations, and the need to raise additional capital to accomplish our objectives, create a substantial doubt about our ability to continue as a going concern.

Despite the Restructuring, we currently do not have sufficient capital on hand to fund our anticipated on-going operating expenses, and we do not have any bank credit lines or other sources of capital.  Accordingly, we will have to obtain additional debt or equity funding in the near future in order to continue our operations. We have not yet identified, and cannot be sure that we will be able to obtain any additional funding from either of these sources, or that the terms under which we may be able to obtain such funding will be beneficial to us or our stockholders.

Since our inception, we have funded our operations primarily through private sales of equity securities and convertible loans.  These sales of equity and debt securities consisted of the following:

•
In 2010, we raised a total of $1,945,000 from the sale of 14,578,309 shares of Common Stock (including warrants).  In 2011, we raised a total of $895,000 from the sale of 850,000 shares of Common Stock and five-year Class “C” Warrants to purchase 850,000 shares that exercisable at $1.25 per share.  In February 2012 we raised $250,000 from the sale of Common Stock (including warrants).

•
On July 27, 2011, we raised gross proceeds of $5,000,000 from the sale of the Senior Secured Notes and five year warrants (the “Note Warrants”) to purchase 4,000,000 shares of our common stock. The Senior Secured Notes were initially convertible at $1.25 per share, and the Warrants are initially exercisable at $1.25 per share, subject in both cases to anti-dilution adjustments that reduced the exercise price then in effect.  The Senior Secured Notes initially were to mature November 30, 2011 but were amended and extended a number of times.  The Senior Secured Notes and Note Warrants were extinguished in the Restructuring.

•	In April 2012, we issued two short-term promissory notes in the aggregate amount of $250,000. These promissory notes were exchanged for new 12% Secured Notes issued in May 2012.

•
In May 2012, we issued 12% Secured Notes in the aggregate amount of $1,231,000.  These promissory notes were secured by our assets and had a maturity date of December 31, 2012.  In addition, we also agreed to issue to the holders of these promissory notes, for no additional consideration, one-half the number of shares of Common Stock for every dollar funded under the 2012 Secured Notes (or 615,625 shares of Common Stock).

•
In September 2012, we received $250,000 loan, which loan was evidenced by promissory note that is due on demand.  In addition, we also issued, for no additional consideration, a five year, fully vested warrant to purchase 943,398 shares of common stock at $1.25 per share.

All of the foregoing promissory notes and warrants were converted or extinguished in the Restructuring.

Currently, we have no sources of liquidity.  Accordingly, our goal is to attempt to raise the additional funds that we need through the sale of additional debt or equity securities. The sale of additional equity or convertible debt securities will result in additional dilution to our stockholders and could subject us to covenants that may have the effect of restricting our operations. We may also in the future seek to obtain funding through strategic alliances with larger pharmaceutical or biomedical companies. However, we currently have no agreements in place with any funding sources or with any strategic partners that could provide us with some or all of the funding that we need. Accordingly, we can provide no assurance that additional financing will be available to us in an amount or on terms acceptable to us, if at all. Even if we are able to obtain additional funding from either financings or alliances, no assurance can be given that the terms of such funding will be beneficial to us or our stockholders. If we are unsuccessful or only partly successful in our efforts to secure additional financing, we may find it necessary to suspend or terminate some or all of our product development and other activities.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results may differ under different estimates and assumptions.

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

Our current contractual obligations as of December 31, 2012 that will require future cash payments are as follows:

	Payments due by period
Contractual obligations		Less than 1			More than
	Total	year	1–3 years	3–5 years	5 years
Long-Term Debt Obligations	$-	$-	$-	$-	$-
Capital Lease Obligations	$-	$-	$-	$-	$-
NIH obligations	$115,000	$40,000	$40,000	$35,000	$-
CRADA obligations	$3,500,000	$1,000,000	$2,500,000	$-	$-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP
Total	$3,615,000	$1,040,000	$2,540,000	$35,000	$-

Off-Balance Sheet Arrangements

At December 31, 2012, we had no obligations that would require disclosure as off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Financial Statements are referred to in Item 15, listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-K, and are incorporated herein by this reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

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

In connection with the preparation of this Annual Report on Form 10-K, we completed an evaluation, as of December 31, 2012, under the supervision of and with participation from this company’s management, including the current Chief Executive Officer and Chief Financial Officer, as to the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, management concluded that as of December 31, 2012, our disclosure controls and procedures were not effective because of the material weaknesses described below under “Management’s Report on Internal Control over Financial Reporting.”

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized use, acquisition, or disposition of this company’s assets that could have a material effect on the financial statements.

In making its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, management used the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on the criteria established by COSO, management identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2012:

a.
The Company did not have sufficient financial reporting personnel to support its financial and operating activities or to maintain sufficient staff to mitigate the risks associated with a lack of segregation of duties.  Furthermore, the Company did not have in place formalized finance and accounting policies and procedures; and

b.
The Company did not have effective corporate governance and financial controls to ensure the completeness and accuracy of the accounting for, and the disclosure of, issuance of the Company’s securities such as shares of common stock, options and warrants.

The foregoing material weaknesses contributed to a delay in the filing of the Company’s quarterly and annual financial statements to the SEC. In addition, these material weaknesses could result in misstatements of the Company’s financial statement accounts and disclosures which would result in a material misstatement of future annual or interim financial statements that would not be prevented or detected on a timely basis.

As a result of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework , issued by the COSO.

In light of the material weaknesses described above, additional analyses and other procedures were performed to ensure that our  financial statements included in this Annual Report on Form 10-K were prepared in accordance with GAAP. These measures included expanded year-end closing procedures, the dedication of significant internal resources and external consultant to scrutinize account analyses and reconciliations and management’s own internal reviews and efforts to remediate the material weaknesses in internal control over financial reporting described above.  As a result of these measures, management concluded that the Company’s  financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods, presented in conformity with GAAP.

Pursuant to applicable SEC’s rules and regulations, we are not required to obtain an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Management's Remediation Initiatives and Interim Measures

The Company has identified certain material weaknesses in its internal control over financial reporting.  The Company believes that these weaknesses are primarily the result of its small size and limited financial resources.  Accordingly, the Company intends to use a portion of any funding it receives in the future to hire additional employees and/or to retain the services of outside consultants with relevant accounting experience, skills and knowledge, working under the supervision and direction of the Company’s management, to supplement the Company’s existing accounting personnel.  The Company’s management also plans to continue to review and make changes to the overall design of its control environment, including the roles and responsibilities within the organization and reporting structure, as well as policies and procedures to improve the overall internal control over financial reporting.  The Company expects that these improvements and procedures will be substantially implemented by December 31, 2013 and intends to continue to monitor the effectiveness of these actions and will make changes that management determines appropriate.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning our current executive officers and directors:

Name	Age	Position
Manish Singh	45	Chief Executive Officer and Chairman of the Board
Merrill A. McPeak	77	Director
Sanford J. Hillsberg	65	Director
Jay Venkatesan	41	Director
Michael Handelman	53	Chief Financial Officer

Recent Management Changes

Anthony J. Cataldo was our Chief Executive Officer and Chairman of the Board during 2012.  Michael Handelman, William Andrews, Martin Schroeder, General (Ret.) Merrill McPeak and L. Stephen Coles, M.D., Ph. D also served as directors on the Board of Directors during 2012.  With the consent of the Board of Directors, on January 14, 2013 Mr. Cataldo took a leave of absence from his position as the Company’s Chief Executive Officer (although he remained on the Board of Directors), and General (Ret.) Merrill McPeak took over as our interim Chief Executive Officer.

On May 20, 2013, Martin Schroeder resigned from our Board of Directors.  On May 22, 2013, in connection with the Restructuring, Anthony Cataldo, Michael Handelman and William Andrews resigned from the Board of Directors, and on May 24, 2013, the Company’s stockholders removed L. Stephen Coles, M.D., Ph. D from the Board and elected Paul Kessler as a director on the Board.  Accordingly, from May 24, 2013 through July 24, 2013, our Board of Directors consisted of Messrs. McPeak, Voyticky and Kessler.

As described in this Annual Report, on July 24, 2013, we acquired Lion Biotechnologies, Inc., a Delaware corporation, in the Merger.  In connection with the Merger, on July 24, 2013, Manish Singh, the principal executive officer and shareholder of Lion Biotechnologies, Inc., was appointed as our new Chief Executive Officer, and he also joined our Board of Directors as its Chairman.  At that time, General McPeak resigned as our interim Chief Executive Officer.  As part of the Merger, Paul Kessler and David Voyticky agreed to resign from the Board, and we agreed that Sanford Hillsberg and Jay Venkatesan would be appointed to the Board.  The foregoing resignations of Mr. Kessler and Mr. Voyticky, and the appointment of Mr. Hillsberg and Dr. Venkatesan became effective on September 3, 2013.

Business Experience and Directorships

The following sets forth the business experience and directorships of our current Board and our two executive officers.

Current Directors

Manish Singh.  Dr. Singh has served as our Chief Executive Officer and Chairman of the Board since his appointment on July 24, 2013.  Prior to founding Lion Biotechnologies, Dr. Singh served as the President, Chief Executive Officer and as a Director of ImmunoCellular Therapeutics, Ltd from February 2008 to August 2012. Dr. Singh served as a Director at California Technology Ventures, a venture capital firm from June 2003 to December 2007. He managed investments made by that venture capital firm in a number of medical device and biotechnology companies and served as a board director or board observer for several of the firm’s portfolio companies. From October 1995 to June 2003, he held various management and scientific positions with Odysseus Solutions, Cell Genesys, Chiron Corporation and Genetic Therapy, Inc. Dr. Singh has an MBA from UCLA, a Ph.D. in Chemical and Biochemical Engineering from the University of Maryland Baltimore County, an M.S. in Chemical Engineering from Worcester Polytechnic Institute and a B.S. in Chemical Engineering from the Indian Institute of Technology, Roorkee.  None of the above described organizations are affiliated with the Company.

Merrill A. McPeak. General (Ret.) McPeak has served as a member of our Board of Directors since July 2011.  In addition, General McPeak served as our interim Chief Executive Officer from January 14, 2013 until July 24, 2013.  General McPeak currently is the President of McPeak and Associates, a consulting firm that he founded in 1995. He has previously served as a director of several public companies, including Tektronix, Inc., Trans World Airlines, Inc., and ECC International Corp., where he was for many years the chairman of the Board. Since 2010, General McPeak has served as a director of Miller Energy Resources, Inc., a public company engaged in oil and gas exploration, production and related property management, and since August 2008 as a director of Point Blank Solutions, Inc., a former public company that on April 14, 2010 filed a voluntary petition for relief under Chapter 11 of the United States Code in the U.S. Bankruptcy Court for the District of Delaware. General McPeak has served as a director of DGT Holdings, Corp., a real estate business, since April 2005, of Research Solutions, Inc., a company engaged in developing systems to reuse published content, since November 2010. and of GenCorp, an aerospace and defense contractor, since March 2013.  He has been the Chairman of the Board of Coast Plating, Inc., a privately held turnkey provider of metal processing and metal finishing services, since January 2009. He helped found and from December 2003 to February 2012, was Chairman of the Board of EthicsPoint, Inc., a provider of risk management and compliance software-as-a-service that was acquired in 2012 and restyled Navex Global. General McPeak remains a member of the board of directors of Navex Global.
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

Sanford J. Hillsberg.  Mr. Hillsberg joined the Board of Directors on September 3, 2013.  Mr. Hillsberg has been an attorney with TroyGould PC since 1976 and is a member of the firm’s Management Committee.  Mr. Hillsberg currently is the Chairman of the Board of Directors of Galena Biopharma, Inc., a publicly-held biopharmaceutical company focused on developing oncology treatments.  He has served n Galena Biopharma’s Board of Directors since 2007.  Mr. Hillsberg was a founder and until December 2007, served as a director and Secretary of ImmunoCellular Therapeutics, Ltd., a publicly-held clinical-stage biotechnology company focused on developing immune-based therapies to treat cancer, and its predecessor company since February 2004.  Mr. Hillsberg served as a director and Secretary of Duska Therapeutics, Inc., a publicly-held biopharmaceutical company, and its predecessor company from 1999 until January 2006. He previously served as a director and Vice President of Medco Research, Inc., a then publicly-held pharmaceutical company. Mr. Hillsberg is a member of the Board of Governors of Cedars-Sinai Medical Center and has also previously served as a Commissioner of the Quality and Productivity Commission of the City of Los Angeles. Mr. Hillsberg holds a B.A. degree from the University of Pennsylvania and a J.D. degree from Harvard Law School.

Our board of directors believes that Mr. Hillsberg is highly qualified to serve as a member of the Board because of Mr. Hillsberg’s extensive prior experience in founding and serving on the boards of directors of a number of pharmaceutical and biotech companies as well as his expertise in legal and other related matters pertaining to the operation of publicly traded pharmaceutical companies.

Jay Venkatesan, M.D.  Dr. Venkatesan joined the Board of Directors on September 3, 2013.  Dr. Venkatesan currently is the Managing Member and the Portfolio Manager of Ayer Capital Management LP, a position that he has held since founding that dedicated health care investment fund in 2008.  Prior to founding Ayer Capital, Dr. Venkatesan was a Director at Brookside Capital Partners, the $9.8B hedge fund group affiliated with Bain Capital.  Prior to joining Brookside, Dr. Venkatesan was the founder and CEO of Varro Technologies, a knowledge management software Company focused on the life sciences.  Previously, he was involved in healthcare venture investing at Patricof & Co. Ventures and in consulting at McKinsey & Company.  Dr. Venkatesan received his M.D. from the University of Pennsylvania School of Medicine and his MBA from the Wharton School of the University of Pennsylvania.  He received his B.A., magna cum laude, from Williams College, where he was elected to Phi Beta Kappa.

Our board of directors believes that Dr. Venkatesan is highly qualified to serve as a member of the Board because of Dr. Venkatesan’s experience overseeing healthcare investments for the portfolios of various investment funds, his experience as an investment banker for pharmaceutical and biotechnology companies, and his expertise in financial and other related matters pertaining to the operation of publicly traded healthcare companies.

Executive Officers

Manish Singh.  Dr. Singh has served as our Chief Executive Officer and Chairman of the Board since his appointment on July 24, 2013.  See, “Business Experience and Directorships--Current Directors,” above.

Michael Handelman. Mr. Handelman has served as our Chief Financial Officer and Executive Vice President since February 2011.  He also was on our Board of Directors from February 2011 until the Restructuring in May 2013.  Mr. Handelman served as the Chief Financial Officer and as a financial management consultant of Oxis International, Inc., a public company engaged in the research, development and commercialization of nutraceutical products, from August 2009 until October 2011. From November 2004 to July 2009, Mr. Handelman served as Chief Financial Officer and Chief Operating Officer of TechnoConcepts, Inc., formerly a public company engaged in designing, developing, manufacturing and marketing wireless communications semiconductors, or microchips. Prior thereto, Mr. Handelman served from October 2002 to October 2004 as Chief Financial Officer of Interglobal Waste Management, Inc., a manufacturing company, and from July 1996 to July 1999 as Vice President and Chief Financial Officer of Janex International, Inc., a children’s toy manufacturer. Mr. Handelman was also the Chief Financial Officer from 1993 to 1996 of the Los Angeles Kings, a National Hockey League franchise. Mr. Handelman is a certified public accountant and holds a degree in accounting from the City University of New York.

Relationships

There are no family relationships among any of our current or new directors, executive officers or key employees.

Scientific & Medical Advisory Board

To assist with the development and commercialization of Cōntego™, we previously established a Scientific & Medical Advisory Board consisting of scientists and clinicians experienced with the development and use of adoptive cell therapy using autologous tumor infiltrating lymphocytes for the treatment of cancer.  Under their advisory agreements, the members of our Scientific & Medical Advisory Board received a monthly advisory fee. Following the expiration of the advisory agreements, we did not renew our agreements with the members the Scientific & Medical Advisory Board because of our lack of funding and inability to pay the monthly advisory fees.  However, the members listed below have informed us that, notwithstanding the expiration of the written advisory agreements, they intend to remain on our Scientific & Medical Advisory Board.  We intend to enter into new written advisory agreements with each of our Scientific & Medical Advisory Board members once we are able to fund our advisory fee commitments.

Cassian Yee, M.D., Fred Hutchinson Cancer Research Center.  Dr. Yee currently a Professor at both the Department of Melanoma Medical Oncology and the Department of Immunology, Division of Cancer Medicine, The University of Texas MD Anderson Cancer Center.

Mario Sznol, M.D., Yale University School of Medicine.  Dr. Mario Sznol is an associate professor of medicine and vice-chief of the Section of Medical Oncology. Dr. Sznol was formerly with the National Cancer Institute. He currently cares for patients with melanoma and serves as head of the melanoma disease unit at Yale University’s School of Medicine. In addition, he chairs the Yale Cancer Center’s Protocol Review Committee and is a member of the Yale Human Investigations Committee.  Dr. Sznol received his BA from Rice University, and his MD from the Baylor College of Medicine.

James Mulé, Ph.D. H. Lee Moffitt Cancer Center & Research Institute.  Dr. James J. Mulé is Executive Vice President, Associate Center Director for Translational Research, the Michael McGillicuddy Endowed Chair for Melanoma Research and Treatment, and the Director of Cell-Based Therapies at H. Lee Moffitt Cancer Center & Research Institute.  Dr. Mulé received his formal training at the Fred Hutchinson Cancer Research Center in Seattle, and at the Surgery Branch, Division of Cancer Treatment, National Cancer Institute, NIH, Bethesda, Md. He also was an adjunct faculty member in the Department of Surgery, Stanford University, the Director of the Tumor Immunology and Immunotherapy Clinical Research Program at the University of Michigan Comprehensive Cancer Center, and the Maude T. Lane Endowed Professor of Surgery, Department of Surgery.  Dr. Mulé serves on the advisory boards of seven NCI-designated Cancer Centers and was a member of the NCI’s Board of Scientific and Clinical Counselors.

Jeffrey Weber, M.D., Ph.D., H. Lee Moffitt Cancer Center & Research Institute.  Dr. Weber is the director of the Donald A. Adam Comprehensive Melanoma Research Center at Moffitt Cancer Center and a professor of Oncology and Medicine at the University of South Florida College of Medicine.  Dr. Weber received his doctorate in Molecular Cell Biology from Rockefeller University and  his medical degree from New York University Medical Center.  Dr. Weber also trained at the National Cancer Institute.

Patrick Hwu, M.D., MD Anderson Cancer Center.  Dr. Patrick Hwu was recruited to be the first Chairman of the Department of Melanoma Medical Oncology in 2003.  Since that time, he has also served as Associate Director of the Center for Cancer Immunology Research and is the current Chair of MD Anderson Cancer Center’s Promotion and Tenure Committee.   Dr. Hwu is a member of the editorial board of the Journal of Immunotherapy.

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

Key Consultants

We have also assembled a team of consultants who are currently compensated on a per diem basis for their time and who will provide services in cell therapy bioprocess engineering, clinical trial design, biostatistics, regulatory affairs and FDA compliance relating to Cōntego.  These consultants include David DiGiusto, Ph.D. and the following:

Lizabeth J. Cardwell, MT (ASCP), MBA, RAC is an independent Quality Assurance and Regulatory Compliance consultant. Prior to forming her consultancy, she served as Director, Quality Assurance and Regulatory Affairs at Xcyte Therapies, as the Vice President-Quality Assurance and Quality Control at Dendreon Corporation, and as Manager, Biologicals Manufacturing for Genetic Systems/Sanofi.  Ms. Cardwell holds an MBA in Quality Management from City University in Seattle, a Medical Technology Certification from Children’s Orthopedic Hospital in Seattle and a Bachelor of Science in Biology from Pacific Lutheran University in Tacoma, Wash.

Carol A. Gloff, Ph.D. is Principal of Carol A. Gloff & Associates, a regulatory affairs, quality assurance and compliance, product development and pharmacokinetics consultancy.  Previously, Dr. Gloff was Vice President, Chief Regulatory Officer at ImmunoGen, Director of Product Development to Vice President, Regulatory Affairs at Alkermes, and Research Scientist and Manager, Toxicology/Pharmacokinetics at Triton Biosciences.  Since 1997 Dr. Gloff has been an Adjunct Professor at Boston University.  Dr. Gloff holds a B.S. in Pharmacy from SUNY at Buffalo and she received a Ph.D. in Pharmaceutical Chemistry from the University of California San Francisco.

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

Since September 3, 2013, General Merrill McPeak and Jay Venkatesan constitute all of the members of the Audit Committee. Dr. Venkatesan is a non-employee director and independent as defined under The Nasdaq Stock Market’s listing standards.  Dr. Venkatesan has significant knowledge of financial matters, and our Board has designated him as the “audit committee financial expert” of the Audit Committee.  Dr. Venkatesan received an MBA from the Wharton School of the University of Pennsylvania and has extensive experience as a financial analyst.

Nominating and Governance Committee. The Nominating and Governance Committee recommends candidates to be nominated for election as directors at our annual meeting, consistent with criteria approved by the Board; develops and regularly reviews corporate governance principles and related policies for approval by the Board; oversees the organization of the Board to discharge the Board’s duties and responsibilities properly and efficiently; and sees that proper attention is given and effective responses are made to stockholder concerns regarding corporate governance. The Nominating and Governance Committee also reviews proposed changes to our Articles of Incorporation, Bylaws and Board committee charters and conducts ongoing reviews of potential related party transactions and conflicts of interest, including the review and approval of all “related person transactions” as defined under SEC rules.

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

Since September 3, 2013, our Nominating and Governance Committee has consisted of Merrill McPeak and Sanford J. Hillsberg.

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

Since September 3, 2013, our current members of the Compensation Committee consist of Sanford J. Hillsberg and Jay Venkatesan.

Code of Ethics

The Board of Directors has adopted a Code of Ethics and Business Conduct to provide guidance to our executive officers regarding standards for conduct of our business, which code has been delivered to all of our executive officers. The full text of our Code of Ethics is available on our website at www.genesis-biopharma.com. A copy of our Code of Ethics will be furnished without charge to any person upon written request. Requests should be sent to Secretary, Genesis Biopharma, Inc., 21900 Burbank Blvd, Third Floor, Woodland Hills, California 91367.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Commission and to provide us with copies of those filings. Based solely on our review of the copies received by us and on the written representations of certain reporting persons, we believe that all such Section 16(a) filing requirements were timely met during 2012.

Item 11.	Executive Compensation

Compensation Committee Interlocks and Insider Participation

There are no “interlocks,” as defined by the SEC, with respect to any member of the Compensation Committee. Martin Schroeder, Merrill McPeak and David Voyticky served as members of the Compensation Committee during 2012.

Summary Compensation Table

The following table sets forth the compensation for services paid in all capacities for the two fiscal years ended December 31, 2012 to Anthony Cataldo, who has served as our President and Chief Executive Officer during 2012 and to Michael Handelman, who has served as our Chief Financial Officer during 2012, and who was our only executive officer who received compensation in excess of $100,000 in either 2012 or 2011.  Mr. Cataldo and Mr. Handelman are our “named executive officers.”  As described in this Annual Report, Mr. Cataldo took a leave of absence from his position as the Company’s Chief Executive Officer on January 14, 2013, and then resigned in connection with the Restructuring on May 22, 2013.  Manish Singh currently is our Chief Executive Officer.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($) (1)		All other Compen- sation ($)	Total ($)
Anthony Cataldo	2012	$280,500		$-		$-			$280,500
President and Chief	2011	275,000	–	$7,912,037	(2)(3)	$2,492,750(1)			$10,679,787
Executive Officer(3)		-	-	-		-			-

Michael Handelman	2012	180,000	–	–		–			180,000
Chief Financial Officer	2011	110,000	–	–		$2,492,750	(1)		$2,602,750
		-	-	-		-			-

(1)
Represents Black-Scholes value of options as determined on the date of grant.  Represents options to purchase 2,500,000 shares, which options were granted under the 2011 Equity Compensation Plan, have an exercise price of $1.25 per share, and vest in equal monthly installments over five (5) years.

(2)
On May 27, 2011, as additional compensation for Mr. Cataldo’s services, we issued 3,000,000 shares of our common stock to Mr. Cataldo. The closing price of our common stock on May 27, 2011 was $1.27 per share. The shares were not issued pursuant to any existing stock incentive or option plan.

(3)	Includes the value of 3,501,485 shares (valued at $4,902,037) transferred to Ines Garcia, Mr. Cataldo’s wife, which shares were accounted as additional compensation to Mr. Cataldo.

2012 Grants of Plan-Based Awards

We did not grant any stock options in 2012 to our named executive officers under our 2011 Equity Incentive Plan or otherwise.

Employment Agreements

As of the date of this Annual Report, we have entered into employment agreements with Manish Singh, who serves as our Chief Executive Officer, and Michael Handelman who serves as our Chief Financial Officer, Executive Vice President and Secretary.

Manish Singh.  In connection with his appointment as Chief Executive Officer and Chairman of the Board, we entered into an employment agreement (the “Employment Agreement”) with Dr. Singh pursuant to which we are required to pay Dr. Singh an annual base salary of $34,000 until this Company raises at least $1,000,000 in additional financing.  If we raise at least $1,000,000, Dr. Singh’s annual salary will at that time increase to $350,000.  In addition to his base salary, Dr. Singh will be eligible to participate in the Company’s annual incentive compensation program, with a target potential bonus of 30% of Dr. Singh’s salary, conditioned upon the satisfaction of individual and company objectives.  Dr. Singh will also be entitled to health and other benefits programs and, on July 24, 2014, he will also be eligible to receive stock option grants under the Company’s stock option plan.

Dr. Singh’s employment under the Employment Agreement is “at-will” and not for any specific period of time.  As a result, Dr. Singh is free to resign at any time, for any or no reason, and the Company may terminate Dr. Singh’s employment at any time, with or without cause.  However, in the event that the Company terminates the Employment Agreement without cause then (1) the Company will be required to make a lump sum payment to Dr. Singh equal to 12 months of his base annual salary, (2) any unvested stock options will become fully vested and Dr. Singh will have one year within which to exercise his vested options.  If Dr. Singh terminates his employment for “good reason” as defined in the Employment Agreement, he will receive the severance benefits described in the preceding sentence.

Michael Handelman.  In 2011 we entered into an employment agreement with Michael Handelman.  The employment agreement became effective as of May 1, 2011 and has a term of five years from the effective date.  Under that agreement, Mr. Handelman is entitled to receive the annual base salary of $180,000, has the right to receive benefits under the Company’s benefit plans, if and when such plans exist, and will have the opportunity to earn performance bonuses as determined by the Company’s Compensation Committee or any bonus plans then in effect.  Additionally, under the terms of Mr. Handelman’s employment agreement, he received a stock option to purchase up to 2,500,000 shares of the Company’s common stock, exercisable at $1.25 a share, under the Company’s 2011 Equity Compensation Plan.  The options have a ten-year term and vest in equal monthly installments over the five-year period commencing on the effective date of the employment agreement..

Mr. Handelman’s employment agreement contains a provision for an additional payment in the event we terminate his employment without “cause” (as defined), or if we terminate his employment upon a change in control of the Company. If his employment with the Company terminates under either of these circumstances, then, in addition to any other benefits he is entitled to receive, Mr. Handelman shall receive the following:

i.           all compensation and benefits earned through the date of his employment agreement;

ii.           a lump sum payment equivalent to the remaining base salary (as in effect prior to the change in control) due from the date of involuntary termination to the end of the term of the employment agreement; and

iii.           reimbursement for the cost of medical, life, disability insurance coverage at a level equivalent to that provided by the Company (if provided) for a period expiring upon the earlier of: (a) one year; or (b) the time Mr. Handelman begins alternative employment wherein said insurance coverage is available and offered to him.

If Mr. Handelman’s employment terminates as a result of his death or disability, Mr. Handelman (or his estate) shall be entitled to a pro-rata share of the target bonus in addition to all compensation and benefits earned through the date of termination.  Had Mr. Handelman’s employment been terminated by us without “cause” or following a change in control on December 31, 2012, Mr. Handelman would have been entitled to receive severance payments equal $520,000 and health insurance benefits of $9,264 (representing the family health benefit payments for a twelve-month period).

2011 Equity Incentive Plan

As of October 14, 2011, the Company’s Board of Directors, based upon the approval and recommendation of the Compensation Committee, adopted the Company’s 2011 Equity Incentive Plan (the “2011 Plan”).

Employees, directors, consultants and advisors of the Company are eligible to participate in the 2011 Plan. The 2011 Plan was adopted to encourage selected employees, directors, consultants and advisors to improve operations, increase profitability, accept or continue employment or association with the Company through the participation in the growth in value of the common stock of the Company. The 2011 Plan is to be administered by the Board of Directors or the Company’s Compensation Committee. The Board has delegated the administration of the 2011 Plan to our Compensation Committee.

The 2011 Plan initially had 18,000,000 shares of common stock reserved for issuance in the form of incentive stock options, non-qualified options, common stock, and grant appreciation rights.  The 2011 Plan has not been adopted by the stockholder and, accordingly, no incentive stock options can be granted under that plan.  In August 2013 our Board of Directors and a majority of our stockholders approved an amendment to increase the number of shares available under the 2011 Plan from 18,000,000 shares to 170,000,000 shares, and an amendment to increase the number options or other awards that can be granted to any one person during a twelve (12) month period from 5,000,000 shares to 30,000,000 shares. The foregoing amendment to the 2011 Plan will become effective in September 2013.

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

2010 Stock Incentive Plan

On March 29, 2010, our Board adopted the Genesis Biopharma, Inc. 2010 Equity Compensation Plan (the "2010 Plan") pursuant to which the Board reserved an aggregate of 3,500,000 shares of common stock for future issuance. The 2010 Plan provided for awards of incentive stock options, non-qualified stock options, rights to acquire restricted stock, rights to acquire unrestricted stock, and stock appreciation rights, or SARs, but since we did not obtain stockholder approval of the 2010 Plan within twelve (12) months after the date the Board adopted the 2010 Plan, incentive stock options could not be granted. Under the 2010 Plan, no option could have a term of more than 10 years from the date of grant and the exercise price of non qualified options and the base value of a stock appreciation right shall not be less than the fair market value of the common stock on the date of grant. As of October 2011, when the 2011 Plan was adopted, options to for the issuance of all 3,500,000 shares had been granted, and no shares were available for additional grants under the 2011 Plan.

Outstanding Equity Awards

The following table sets forth outstanding equity awards held by our named executive officers as of December 31, 2012 under our 2010 Plan and 2011 Plan:

2012 Outstanding Equity Awards at Fiscal Year-End

	Number of Securities Underlying Unexercised Options (#)
Name	Exercisable	Unexercisable	Option Exercise Price ($)	Option Expiration Date
Anthony Cataldo President and Chief Executive Officer(1)(2)	833,250	1,166,750	$1.25	10/14/2021
Michael Handelman Chief Financial Officer and Treasurer(1)	833,250	1,166,750	$1.25	10/14/2021

(1)	These options vest in equal monthly installments over five (5) years.
(2)	Mr. Cataldo has resigned and no longer is this Company’s President and Chief Executive Officer.

Option Exercises and Stock Vested

There were no exercises of stock options by any of our named executive officers during 2012.

Director Compensation

The following table sets forth information concerning the compensation paid to all persons during 2012 who served non-employee directors of this Company during 2012, for their services rendered as directors.  The compensation of Chief Executive Officer and Chief Financial Officer is described in the Summary Compensation Table of Executive Officers.

Director Compensation Table

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Martin Schroeder	$—	$—	$—	$—	$—
Dr. L. Stephen Coles	$36,000	—	$—	—	$36,000
Dr. William Andrews	$36,000	—	$—	—	$36,000
Hans Bishop	$111,375	—	—	—	111,375
Merrill A. McPeak	$—	—	$—	—	$—
David Voyticky	$—	—	$—	—	$—

(1) Represents Black Scholes value as determined on the date of grant.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of September 23, 2013 (a) by each person known by us to own beneficially 5% or more of any class of our Common Stock, (b) by each of our current directors and executive officers and (d) by all of our current executive officers and directors as a group. As of September 23, 2013 there were 1,509,381,194 shares of our Common Stock issued and outstanding. Unless indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Except as otherwise indicated, the address of each stockholder is c/o Genesis Biopharma, Inc. at 21900 Burbank Blvd, Third Floor, Woodland Hills, California 91367.

Name and address	Shares of Common Stock Beneficially Owned (1)		Percent of Common Stock Beneficially Owned (1)
5% or greater owners:
Ayer Capital Management LP(2) 230 California Street, Suite 600 San Francisco, CA 94111	560,401,150		37.1%

Bristol Investment Fund Ltd. (3) Bristol Capital Advisors, LLC 10690 Wilshire Boulevard, Suite 1050 Los Angeles, CA 90024	415,566,430		27.5%

Alpha Capital Anstalt Pradafant 7 9490 Furstentums Vaduz, Lichtenstein	143,218,396	(4)	9.5%
Directors and executive officers:
Manish Singh	120,600,000	(5)	8.0%
Jay Venkatesan	560,401,150	(6)	37.1%
Michael Handelman	833,250	(7)	*
Merrill A. McPeak	35,133,215	(8)	2.3
Sanford J. Hillsberg	13,400,000	(9)	*
All directors and executive officers as a group (5 persons) (10)	731,799,865		48.5%

* - less than 1%.

(1)
Applicable percentage ownership is based on 1,509,381,194 shares of Common Stock outstanding at September 23, 2013. The number of shares of Common Stock owned are those “beneficially owned” as determined under the rules of the Securities and Exchange Commission, including any shares of Common Stock as to which a person has sole or shared voting or investment power and any shares of Common Stock which the person has the right to acquire within sixty (60) days through the exercise of any option, warrant or right.

(2)
Based on a Schedule 13G filed with the SEC on June 3, 2013 by Ayer Capital Management, LP, ACM Capital Partners, LLC, Jay Venkatesan, Ayer Capital Partners Master Fund, L.P. and Ayer Capital Partners, LLC.  Jay Venkatesan is the Managing Member of ACM Capital Partners, LLC and Ayer Capital Partners Master Fund, L.P.

(3)
Based on a Schedule 13D/A on August 7, 2013, Bristol Investment Fund, Ltd. owns 399,873,215 shares and Bristol Capital, LLC owns 15,696,215 shares.  Paul Kessler, as manager of the investment advisor to Bristol Investment Fund, Ltd. ("BIF") and the manager of Bristol Capital, LLC, has power to vote and dispose of the shares owned by these funds.  Mr. Kessler disclaims beneficial ownership of the shares owned by BIF.

(4)
Includes 40,000,000 shares of Common Stock that we have agreed to issue, for no additional consideration, to Alpha Capital Anstalt at any time upon the request of Alpha Capital Anstalt.  On May 6, 2013, Alpha Capital Anstalt paid us $400,000 for the right to receive these shares.  Alpha Capital Anstalt is prohibited from exercising its right to receive these 40,000,000 shares if such issuance would result in Alpha Capital Anstalt owning beneficially more than 9.99% of the outstanding shares of our Common Stock as determined under Section 13(d) of the Securities Exchange Act of 1934.

(5)
Dr. Singh acquired these 120,600,000 shares on July 24, 2013 as consideration for his shares of Common Stock of Lion Biotechnologies, Inc., which company we acquired in the Merger on that date.  The merger agreement also provides that during the 12-month period following the Merger, for each $1,000,000 of gross proceeds received by us from any financings, licensing or similar transaction (except from certain listed investors), Dr. Singh will receive 4,050,000 additional shares of Common Stock, up to a maximum of 60,750,000.  In addition, under the merger agreement, Dr. Singh is also entitled to 60,750,000 additional shares of Common Stock if, during the 18 months following the closing of the Merger, the closing price per share of our Common Stock equals or exceeds $0.04, as adjusted for any stock split reverse stock split, recapitalization or the like, and $100,000 of our Common Stock is traded for any 10 out of 30 consecutive trading days.

(6)
Represents the 560,401,150 shares owned by Ayer Capital Management LP described in footnote (2) above.  Jay Venkatesan is the Managing Member of ACM Capital Partners, LLC and Ayer Capital Partners Master Fund, L.P.

(7)	Consists of options to purchase 833,250 shares of Common Stock that are exercisable currently or within 60 days of September 23, 2013.

(8)	Includes options to purchase 500,000 shares of Common Stock that are exercisable currently or within 60 days of September 23, 2013.

(9)
Mr. Hillsberg acquired these 13,400,000 shares on July 24, 2013 as consideration for his shares of Common Stock of Lion Biotechnologies, Inc., which company we acquired in the Merger on that date.  The merger agreement also provides that during the 12-month period following the Merger, for each $1,000,000 of gross proceeds received by us from any financings, licensing or similar transaction (except from certain listed investors), Mr. Hillsberg will receive 450,000 additional shares of Common Stock, up to a maximum of 6,750,000.  In addition, under the merger agreement, Mr. Hillsberg is also entitled to 6,750,000 additional shares of Common Stock if, during the 18 months following the closing of the Merger, the closing price per share of our Common Stock equals or exceeds $0.04, as adjusted for any stock split reverse stock split, recapitalization or the like, and $100,000 of our Common Stock is traded for any 10 out of 30 consecutive trading days.

(10)	Includes 730,367,615 shares of Common Stock and options to purchase 1,333,250 shares of Common Stock that are exercisable currently or within 60 days of September 23, 2013.

Equity Compensation Plan Information

On October 14, 2011, the Board of Directors, based upon the approval and recommendation of the Compensation Committee, approved by unanimous written consent the Company’s 2011 Equity Incentive Plan and form of option agreements for grants under the 2011 Plan.

As of December 31, 2012, the Company had not adopted an equity compensation plan that it had submitted to the stockholders. The following table summarizes, as of December 31, 2012, (i) the number of shares of our common stock that are issuable under our equity compensation plans upon the exercise of outstanding options, warrants and other rights, (ii) the weighted-average exercise price of such options, warrants and rights, and (iii) the number of securities remaining available for future issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by stockholders	–	–	–

Equity compensation plans not approved by stockholders	9,375,000	$1.085	12,125,000
Total	9,375,000	1.085	12,125,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Emmes Group Consulting LLC. Effective as of February 15, 2011, we entered into a consulting agreement with Emmes Group Consulting LLC, a strategic business consulting firm (“Emmes”). Mr. Schroeder, one of this company’s directors during from June 2011 through May 20, 2013, is an Executive Vice President and Managing Director of Emmes and the Emmes Group, Inc. Under the consulting agreement, Emmes agreed to assist and advise us with respect to the development of an overall strategic business plan, the identification of in-licensing therapeutic opportunities, and raising debt and equity capital. In consideration for the foregoing consulting services, we issued to Emmes a ten-year warrant to purchase up to 100,000 shares of our common stock at an exercise price of $1.26 per share. In addition, we agreed to pay Emmes $10,000 per month. The initial term of the consulting agreement expired on May 15, 2011, but continued in accordance with the terms of the consulting agreement for an unspecified term until terminated at any time by either party with or without cause.

Effective August 1, 2011, we amended the consulting agreement to increase the monthly consulting fee to $20,000, commencing as of July 11, 2011.  On February 12, 2012, we entered into a Second Amendment to the Consulting Agreement engaging the Emmes Group as our senior contractor and project manager responsible for the overall management of the design, development, implementation, and installation of our corporate and regulatory compliant information technology infrastructure and systems. The Second Amendment provided that the term of the consulting agreement shall continue until December 31, 2015 and increased the monthly consulting fee.  As of December 31, 2012, we have paid Emmes Group a total of $250,000 in consulting fees (in addition to the grant of the warrant for the purchase of 100,000 shares).  Of this amount, $100,000 was paid in 2012.  The consulting agreement with Emmes Group was terminated in January 2013.  We currently still owe Emmes Group a total of $163,333 under the terminated consulting agreement.

Anthony Cataldo.  Anthony Cataldo was our Chief Executive Officer until his formal resignation on June 19, 2013. On June 19, 2013, the Company entered into a Settlement Agreement and General Release of All Claims (the “Settlement Agreement”) with Anthony Cataldo.  Under the Settlement Agreement, Mr. Cataldo voluntarily resigned as the Company’s chief executive officer, effective as of June 1, 2013, and the Company agreed to pay him a cash payment of $370,000 at such time as the Company obtains financing of more than $5,000,000 following the date of the Settlement Agreement (the “Financing”).  The $370,000 shall be paid within ten business days after the Financing as follows:  (a) a payment of $120,000, less all appropriate federal and state income and employment taxes, will be paid in cash, and (b) and another payment of $250,000, less all appropriate federal and state income and employment taxes, will be paid, which amount will, however, then immediately be reinvested by Company on Mr. Cataldo’s behalf in the Financing, on the same terms and conditions.  The Settlement Agreement also provided for mutual releases of all claims related in any way to the transactions or occurrences between Mr. Cataldo and the Company to the fullest extent permitted by law, including, but not limited to, his employment with Company.

Bristol Investment Fund, Ltd. and Bristol Capital, LLC.  Both Bristol Investment Fund, Ltd. and Bristol Capital, LLC (collectively, “Bristol”) participated in the Restructuring that was completed on May 22, 2013.  In the Restructuring, Bristol converted approximately $2.92 million of senior secured promissory notes and other indebtedness (including accrued interest and penalties) into shares of Common Stock,  purchased additional shares of Common Stock for $0.01 per share, received additional shares for no additional consideration, and exchanged warrants for the purchase of 4,532,514 shares of capital stock into shares of Common Stock.  For the foregoing, Bristol collectively received approximately 391 million shares of Common Stock.

On May 24, 2013, Paul Kessler, the founder and manager or Bristol, was elected to this Company’s Board of Directors.  As of September 23, 2013, Bristol and Kessler collectively owned approximately 27.5% of our common stock.

Director Independence

Our Board had determined that Sanford Hillsberg, Jay Venkatesen and General Merrill McPeak qualify as “independent directors” as under the Nasdaq Stock Market’s listing standards.

Our common stock is traded on the OTC Bulletin Board under the symbol “GNBP.”  The OTC Bulletin Board electronic trading platform does not maintain any standards regarding the “independence” of the directors for our Board of Directors, and we are not otherwise subject to the requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent.

Item 14.	Principal Accounting Fees and Services

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Weinberg & Company, our independent registered public accountants for the fiscal years ended December 31, 2012 and December 31, 2011.

	Year Ended December 31, 2012	Year Ended December 31, 2011
Audit Fees	$152,504	$128,175
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
	$152,504	$128,175

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

Our Audit Committee or our Board of Directors considered whether the provision of the services described above for the fiscal years ended December 31, 2012 and 2011, is compatible with maintaining the auditor’s independence.

All audit and non-audit services that may be provided by our principal accountant to us require pre-approval by the Audit Committee of the Board of Directors. Further, our auditor shall not provide those services to us specifically prohibited by the SEC, including bookkeeping or other services related to the accounting records or financial statements of the audit client; financial information systems design and implementation; appraisal or valuation services, fairness opinion, or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions; human resources; broker-dealer, investment adviser, or investment banking services; legal services and expert services unrelated to the audit; and any other service that the Public Company Accounting Oversight Board determines, by regulation, is impermissible.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

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

3.4	Bylaws (incorporated herein by reference to the Registrant’s Registration Statement on Form SB-2 filed with the Commission on January 29, 2008).
3.5	Amendment to Bylaws (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on May 29, 2013).
4.1	Form of Series A Common Stock Purchase Warrant dated September 17, 2010 (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on September 23, 2010).
4.2	Form of Series B Common Stock Purchase Warrant dated September 17, 2010 (incorporated herein by reference to the Registrant’s Form 8-K/A filed with the Commission on July 2, 2010).
4.3	Form of Warrant for Consulting Services issued to Emmes Group (incorporated herein by reference to the Registrant’s Form 10-K filed with the Commission on March 30, 2012).
4.4	Form of Class “C” Warrant (incorporated herein by referenced to the Registrant’s Form 8-K filed with the Commission on April 22, 2011).
4.5	Form of Warrant dated July 15, 2011 issued to Bristol Capital, LLC and Theorem Group, LLC (incorporated herein by reference to the Registrant’s Form 10-K filed with the Commission on March 30, 2012).
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
4.9
Form of Tranche B seven (7%) percent senior convertible note as issued by Genesis Biopharma Inc. to selling stockholders (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on July 29, 2011).

Exhibit	Description
4.10	Form of Tranche B Warrant as issued by Genesis Biopharma Inc. to selling stockholders (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on July 29, 2011).
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

4.17
Amendment No. 3 Tranche A Warrants to Purchase Common Stock and Tranche B Warrants to Purchase Common Stock (incorporated herein by reference to the Registrant’s Form 10-K filed with the Commission on March 30, 2012).

4.18
Amendment No. 4 to Tranche A Unsecured Convertible Notes and Tranche B Senior Unsecured Convertible Notes (incorporated herein by reference to the Registrant’s Form 10-K filed with the Commission on March 30, 2012).

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

Exhibit	Description
10.3	Genesis Biopharma, Inc. 2011 Equity Compensation Plan (incorporated herein by reference to Registrant’s Form 8-K filed with the Commission on October 20, 2011)
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
10.10
Consulting Agreement, dated February 15, 2011, by and between Emmes Group and Genesis Biopharma, Inc., Amendment No. 1, dated ____, 2011, Amendment No. 2, dated February 12, 2012 (incorporated herein by reference to the Registrant’s Form 10-K filed with the Commission on March 30, 2012).

10.11	Form of Securities Purchase Agreement, dated April 17, 2011(incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on April 22, 2011).
10.12	Consulting Agreement dated July 15, 2011, between Theorem and Genesis Biopharma, Inc. (incorporated herein by reference to the Registrant’s Form 10-K filed with the Commission on March 30, 2012).
10.13
Consulting Agreement dated July 15, 2011, between Bristol and Genesis Biopharma, Inc.   Addendum No. 1, dated ____, 2011 (incorprated herein by reference to the Registrant's Form 10-K filed with the Commission on March 30, 2012).

10.14
Form of Securities Purchase Agreement effective July 27, 2011 between Genesis Biopharma, Inc. and selling stockholders (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on July 29, 2011).

10.15
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

Exhibit	Description
10.18
Cooperative Research and Development Agreement for Intramural-PHS Clinical Research, dated August 5, 2011, between the U.S. Department of Health and Human Services, as represented by the National Cancer Institute and the Company. (incorporated herein by reference to the Registrant’s Form 8-K/A (No.2) filed with the Commission on November 29, 2011).

10.19	Employment Agreement dated as of May 1, 2011 between the Company and Anthony J. Cataldo (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on October 20, 2011).
10.20	Employment Agreement dated as of May 1, 2011 between the Company and Michael Handelman (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on October 20, 2011).
10.21
Lonza Walkersville Inc. Letter of Intent with Genesis Biopharma Inc. effective November 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 21, 2011).

10.22
Manufacturing Service Agreement, dated December __, 2011, by and between Lonza Walkersville and Genesis Biopharma, Inc. (incorporated herein by reference to the Registrant’s Form 10-K filed with the Commission on March 30, 2012).

10.23
Form of Amendment #3 to Tranche A Senior Unsecured Convertible Notes and Tranche B Senior Unsecured Convertible Notes (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on January 10, 2012).

10.24
Form of Amendment No. 5 to Tranche A Senior Unsecured Convertible Notes and Tranche B Senior Unsecured Convertible Notes (incorporated herein by reference to the Registrant’s Form 8-K/A filed with the Commission on February 6, 2012).

10.25
Form of Amendment No. 6 to Tranche A Senior Unsecured Convertible Notes and Tranche B Senior Unsecured Convertible Notes, effective as of February 29, 2012 (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on March 6, 2012).

10.26
Form of Amendment No. 4 Tranche A Warrants to Purchase Common Stock and Tranche B Warrants to Purchase Common Stock (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on March 6, 2012).

10.27
Form of Amendment No. 8 to Tranche A Senior Unsecured Convertible Notes and Tranche B Senior Unsecured Convertible Notes effective March 30, 2012 (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on April 5, 2012).

10.28
Form of Amendment No. 5 to the Tranche A Warrants to Purchase Common Stock and Tranche B Warrants to Purchase Common Stock effective March 30, 2012 (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on April 5, 2012).

10.29
Form of two hundred and forty five thousand ($245,000) dollar 12% Promissory Note issued by the Company to Ayer Capital Partners Master Fund, L.P. effective April 5, 2012 (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on April 10, 2012).

10.30
Form of five thousand ($5,000) dollar 12% Promissory Note issued by the Company to Ayer Capital Partners Kestrel Fund, L.P. effective April 5, 2012 (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on April 10, 2012).

10.31	Form of Note and Common Stock Subscription Agreement (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on May 11, 2012).
10.32	Form of Secured Promissory Note, due June 30, 2012 (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on May 11, 2012).

Exhibit	Description
10.33	Form of Maturity Date Extension (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on July 6, 2012).
10.34	Form of Maturity Date Extension (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on October 4, 2012).
10.35	Form of Exchange Agreement (incorporated herein by reference to the Registrant’s Form 10-Q filed with the Commission on May 29, 2013).
10.36	Form of Stock Purchase Agreement (incorporated herein by reference to the Registrant’s Form 10-Q filed with the Commission on May 29, 2013).
10.37
Agreement and Plan of Merger, dated July 24, 2013, between the Company, Lion Biotechnologies, Inc. and Genesis Biopharma Sub, Inc. (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on July 25, 2013).

10.38	Form of Director Stock Award Agreement (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on July 25, 2013).
10.39	Executive Employment Agreement, dated July 24, 2013, between the Company and Manish Singh (incorporated herein by reference to the Registrant's Form 8-K filed with the Commission on July 25, 2013).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101
The following financial information from the Annual Report on Form 10-K of Genesis Biopharma, Inc. for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1)  Balance Sheets as of December 31, 2012 and 2011; (2) Statements of Income for the years ended December 31, 2012 and 2011; (3)  Statements of Comprehensive Income for the years ended December 31, 2012 and 2011; (4) Statements of Shareholders’ Equity for the years ended December 31, 2012 and 2011; (5)  Statements of Cash Flows for the years ended December 31, 2012 and 2011; and (6) Notes to Financial Statements

* Certain portions of the Exhibit have been omitted based upon a request for confidential treatment filed by us with the Commission. The omitted portions of the Exhibit have been separately filed by us with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESIS BIOPHARMA, INC.

Date: September 23, 2013	By:	/s/ Manish Singh
		Name:	Manish Singh
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Manish Singh	Chief Executive Officer (Principal	September 23, 2013
Manish Singh	Executive Officer) and Director

/s/ Michael Handelman	Chief Financial Officer	September 23, 2013
Michael Handelman	(Principal Financial Officer and Principal Accounting Officer)

/s/ Merrill A. McPeak	Director	September 23, 2013
Merrill A. McPeak

/s/ Jay Venkatesan	Director	September 23, 2013
Jay Venkatesan

	Director	September __, 2013
Sanford J. Hillsberg

GENESIS BIOPHARMA, INC.

FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

Contents

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements

Balance Sheets as of December 31, 2012 and 2011	F-2

Statements of Operations for years ended December 31, 2012 and 2011 and for the period from September 17, 2007 (Date of Inception) through December 31, 2012	F-3

Statements of Stockholders’ Deficiency for the period from September 17, 2007 (Date of Inception) through December 31, 2012	F-4

Statements of Cash Flows for years ended December 31, 2012 and 2011 and for the period from September 17, 2007 (Date of Inception) through December 31, 2012	F-5

Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Genesis Biopharma, Inc.
Los Angeles, CA

We have audited the accompanying balance sheets of Genesis Biopharma Inc. (a development stage enterprise) (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended and for the period from September 17, 2007 (inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Biopharma Inc. as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended and for the period from September 17, 2007 (inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is in the development stage and has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future. The Company has experienced recurring losses and negative operating cash flows since inception, and has financed its working capital requirements through the recurring sale of its debt and equity securities. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.
Weinberg & Company, P.A.
Los Angeles, California
September 23, 2013

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2012	2011

ASSETS

Current Assets
Cash and cash equivalents	$-	$510,217
Deposit	5,000	9,391
Prepaid expenses	2,275	4,473
Total Current Assets	7,275	524,081

Property and equipment, net of accumulated depreciation of $8,915 and $2,704	22,138	28,349
Rent Deposit	-	16,000

Total Assets	$29,413	$568,430

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	1,098,271	190,048
Accrued expenses	1,740,220	67,896
7% Senior secured convertible promissory notes	5,000,000	5,000,000
12% Secured promissory note	1,231,250	-
September 2012 secured promissory note	250,000	-
Accrued interest and penalty	2,029,148	153,611
Derivative liabilities	-	7,937,793
Total Current Liabilities	11,348,889	13,349,348

Commitments and contingencies

Stockholders' Deficiency
Common stock, $0.000041666 par value; 1,800,000,000 shares authorized, 81,880,595 and 77,993,591 shares issued and outstanding, respectively	3,412	3,250
Common stock to be issued, 303,125 shares	245,153	-
Additional paid-in capital	19,116,154	14,592,408
Accumulated deficit	(30,684,195)	(27,376,576)
Total Stockholders' Deficiency	(11,319,476)	(12,780,918)

Total Liabilities and Stockholders' Deficiency	$29,413	$568,430

The accompanying notes are an integral part of these financial statements.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
Statements of Operations

			For the Period from
			September 17, 2007
	For the Years Ended		(Date of Inception)
	December 31,		through
	2012	2011	December 31, 2012

Revenues	$-	$-	$-

Costs and expenses
Operating expenses (including $4,203,254, $14,608,040 and $16,361,663 of non-cash share-based compensation costs)	6,476,546	19,302,721	26,498,038
Research and development	1,656,000	1,755,561	3,583,045
Impairment of intangible asset	-	160,036	160,036
Total costs and expenses	8,132,546	21,218,318	30,241,119
Loss from operations	(8,132,546)	(21,218,318)	(30,241,119)

Other income (expense)
Gain from change in fair value of derivative liabilities	8,635,147	1,596,035	10,001,955
Interest expense	(1,922,063)	(151,507)	(2,073,216)
Amortization of discount on convertible notes	(497,888)	(5,000,000)	(5,497,888)
Financing costs	(1,390,269)	(920,310)	(2,873,927)
Total other income (expense)	4,824,927	(4,475,782)	(443,076)

Net Loss	$(3,307,619)	$(25,694,100)	$(30,684,195)

Net Loss Per Share, Basic and Diluted	$(0.04)	$(0.34)

Weighted-Average Common Shares Outstanding, Basic and Diluted	79,853,033	75,923,905

The accompanying notes are an integral part of these financial statements.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
Statements of Stockholders' Deficiency
For the Period from September 17, 2007 (Date of Inception) through December 31, 2012

						Total
			Common	Additional		Stockholders'
	Common Stock		Stock to	Paid-In	Accumulated	Equity
	Shares	Amount	Be Issued	Capital	Deficit	(Deficiency)

Initial capitalization, sale of common stock to directors, September 17, 2007	12,660,024	$528		$7,472	$-	$8,000
Private placement, closed December 31, 2007	25,440,000	1,060		51,940	-	53,000
Net loss	-	-		-	(58,716)	(58,716)
Balance - December 31, 2008	38,100,024	1,588		59,412	(58,716)	2,284
Net loss	-	-		-	(15,772)	(15,772)
Balance - December 31, 2009	38,100,024	1,588		59,412	(74,488)	(13,488)
Common stock sold in private placement at $0.03125 per share, March 2010	12,799,968	533		364,467	-	365,000
Common stock issued for intellectual property, March 2010	20,960,016	873		216,535	-	217,408
Common stock sold in private placement at $0.75 per share, September 2010	933,341	39		699,961	-	700,000
Common stock sold in private placement at $1.00 per share, October 2010	250,000	10		249,990	-	250,000
Common stock sold in private placement at $1.00 per share, December 2010	595,000	25		594,975	-	595,000
Forgiveness of debt by director	-	-		18,137	-	18,137
Fair value of vested stock options	-	-		114,016	-	114,016
Net loss	-	-		-	(1,607,988)	(1,607,988)
Balance - December 31, 2010	73,638,349	3,068		2,317,493	(1,682,476)	638,085
Common stock sold in private placement at $1.00 per share, January 2011	45,000	2		44,998	-	45,000
Common stock and warrant sold in private placement at $1.00 per share, April to June 2011, net of fair value of warrant derivative	850,000	35		185,669	-	185,704
Fair value of common stock issued to consultants for services	460,242	20		498,432	-	498,452
Common stock returned for cancelation	(3,000,000)	(125)		125	-	-
Fair value of common stock issued to officer for services	6,000,000	250		8,009,750	-	8,010,000
Fair value of common stock transferred to officer	-	-		702,037	-	702,037
Fair value of common stock transferred from CEO to a director	-	-		1,040,000	-	1,040,000
Fair value of vested stock options and warrants	-	-		1,793,904	-	1,793,904
Net loss	-	-	-	-	(25,694,100)	(25,694,100)
Balance - December 31, 2011	77,993,591	3,250	-	14,592,408	(27,376,576)	(12,780,918)
Common stock sold in private placement at $1.00 per share, net of derivative liability,February 2012	250,000	10	-	67,909	-	67,919
Common stock issued to consultants for services	1,549,504	65	-	799,935	-	800,000
Fair value of common stock issued with notes payable recorded as a note discount	312,500	13	245,153	252,722	-	497,888
Fair value of common stock issued with notes payable recorded as financing cost	1,775,000	74	-	874,926	-	875,000
Fair value of vested stock options and warrants	-	-	-	2,528,254	-	2,528,254
Net loss	-	-	-	-	(3,307,619)	(3,307,619)
Balance - December 31, 2012	81,880,595	$3,412	245,153	$19,116,154	$(30,684,195)	$(11,319,476)

The accompanying notes are an integral part of these financial statements.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
Statements of Cash Flows
			For the Period from
			September 17, 2007
	For the Years Ended		(Date of Inception)
	December 31,		through
	2012	2011	December 31, 2012

Cash Flows From Operating Activities
Net loss	$(3,307,619)	$(25,694,100)	$(30,684,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,211	2,704	70,287
Impairment of intangible asset	-	160,036	160,036
Fair value of vested stock options and warrants	2,528,254	1,793,904	4,436,174
Fair value of derivative liability recorded upon issuance of warrants	-	2,563,647	2,563,647
Amortization of discount on convertible notes	497,888	5,000,000	5,497,888
Private placement costs	515,273	920,310	1,998,931
Change in fair value of derivative liabilities	(8,635,147)	(1,596,035)	(10,001,955)
Common stock issued to officer for services	-	8,010,000	8,010,000
Common stock issued for services	800,000	498,452	1,298,452
Common stock issued with note payable reflected as financing cost	875,000	-	875,000
Fair value of common stock transferred to officer and director	-	1,742,037	1,742,037
Write off of advances to related party	-	50,000	50,000
Changes in assets and liabilities:
Prepaid expenses and other assets	22,589	(21,417)	(7,275)
Accounts payable	908,223	159,756	1,098,271
Accrued expenses	1,672,324	70,000	1,893,831
Accrued interest and penalty	1,875,537	151,507	1,875,537
Net Cash Used In Operating Activities	(2,241,467)	(6,189,199)	(9,123,334)

Cash Flows From Investing Activities
Property and equipment	-	(31,053)	(35,053)
Advances to related party	-	(50,000)	(50,000)
Net Cash Used In Investing Activities	-	(81,053)	(85,053)

Cash Flows From Financing Activities
Proceeds from the issuance of convertible notes, net	-	4,615,000	4,615,000
Proceeds from the issuance of promissory notes	1,481,250	-	1,481,250
Proceeds from the issuance of common stock	250,000	873,000	3,094,000
Due to director	-	-	18,137
Net Cash Provided By Financing Activities	1,731,250	5,488,000	9,208,387
Net Increase (Decrease) In Cash And Cash Equivalents	(510,217)	(782,252)	-
Cash and Cash Equivalents, Beginning Of Year	510,217	1,292,469	-
Cash and Cash Equivalents, End Of Year	$-	$510,217	$-

Supplemental Disclosures of Cash Flow Information:
Derivative liability recorded upon issuance of convertible notes and warrants	$-	$5,535,310	$5,535,310
Derivative liability recorded as financing cost	697,354	642,296	1,339,650
Common stock issued for intellectual property	-	-	217,408
Fair value of common stock issued with notes payable recorded as a note discount	497,888	-	497,888
Forgiveness of debt by director, treated as contribution of capital	-	-	18,137

The accompanying notes are an integral part of these financial statements.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011
and for the Period September 17, 2007 (Inception) to December 31, 2012

NOTE 1.  GENERAL ORGANIZATION AND BUSINESS

Genesis Biopharma, Inc. (the “Company,” “we,” “us” or “our”) was originally incorporated under the laws of the state of Nevada on September 17, 2007. The Company is considered a development stage company, and has had no revenues from operations to date.

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

The Company’s initial operations included organization, capital formation, target market identification, new product development and marketing plans. The Company has become a biopharmaceutical company engaged in the development and commercialization of drugs and other therapies using autologous tumor infiltrating lymphocytes for the treatment of Stage IV metastatic melanoma and other cancers.   Our lead product candidate, Cōntego™, is an adoptive cell therapy using autologous tumor infiltrating lymphocytes for the treatment of certain cancers.

Development Stage

We are currently in the development stage.  As a development stage company that is currently engaged in the development of therapeutics to fight cancer, we have not yet generated any revenues from our biopharmaceutical business since our inception in September 2007. We currently do not anticipate that we will generate any revenues during 2013 or in the foreseeable future from the sale or licensing of any products. In addition, we have not generated any revenues from our prior business plans.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not had any revenue and is still considered to be in the development stage.  As shown in the accompanying financial statements, the Company has incurred net loss of $3,307,619 for the year ended December 31, 2012 and used $2,241,467 of cash in its operating activities during the year ended December 31, 2012.  As of December 31, 2012, the Company has a stockholders’ deficiency of $11,319,476 and has a working capital deficiency of $11,341,614.  In addition, as described in Notes 4, 5 and 6, the Company was obligated to pay an aggregate of $6,481,250 in note principal pursuant to convertible notes and promissory notes which were in default at December 31, 2012 and the corresponding $2,029,148 of interest and penalties. Subsequent to December 31, 2012, these notes plus $1,891,787 of accrued interest and penalties were converted into 837,303,700 shares of common stock (see Note 12 Subsequent Events).

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011
and for the Period September 17, 2007 (Inception) to December 31, 2012

Subsequent to December 31, 2012, the Company raised aggregate proceeds of approximately $1,240,000 from the sale of its common stock (See Note 12).  However, we do not believe these funds are sufficient to fund our anticipated on-going operating expenses, and we do not have any bank credit lines or other sources of capital. Accordingly, we will have to obtain additional debt or equity funding in the near future in order to continue our operations including without limitation the expenses it will incur in connection with the license and research and development agreements with the National Cancer Institute and National Institute of Health; costs associated with development, clinical testing and commercialization of Cōntego™; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company.  We have not identified the sources for the additional financing that we will require, and we do not have commitments from any third parties to provide this financing.  No assurance can be given that we will have access to the capital markets in future, or that financing will be available to us on acceptable terms to satisfy either our short-term future loan repayment obligations or our subsequent on-going cash requirements that we need to implement our business strategies.  Our inability to access the capital markets or obtain acceptable financing could force us to terminate our business, abandon our plan to develop Cōntego™, and cease operations.

Because the Company is currently at an early stage, it will likely take a significant amount of time to develop any product or intellectual property capable of generating revenues. As such, the Company’s business is unlikely to generate any sustainable revenues in the next several years, and may never do so. Even if the Company is able to generate revenues in the future through licensing its technologies or through product sales, there can be no assurance that the Company will be able to generate a profit. These factors, coupled with our inability to meet our obligations from current operations, and the need to raise additional capital to accomplish our objectives, create a substantial doubt about our ability to continue as a going concern.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Loss per Share

Basic loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the years ended December 31, 2012 and 2011, the calculations of basic and diluted loss per share are the same because inclusion of potential dilutive securities in the computation would have an anti-dilutive effect due to the net losses.

The potentially dilutive securities at December 31, 2012 consist of options to acquire 9,375,000 shares of the Company’s common stock, warrants to acquire 10,873,418 shares of the Company’s common stock, and 5,000,000 shares of common stock issuable upon the conversion of the 7% secured convertible promissory notes.

In May 2013, a significant number of these debt and equity instruments were converted or exchanged to shares of common stock.  See further discussion at Note 12 Subsequent Events.

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

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011
and for the Period September 17, 2007 (Inception) to December 31, 2012

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

	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative liabilities	$-	$-	$-	$-	$-	$7,937,793	$-	$7,937,793

Derivative financial instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For stock-based derivative financial instruments, the Company used a probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through September 30, 2012.  At December 31, 2012, the Company used the assistance of valuation specialist to determine fair value of the derivative liability (see further discussion at Note 9).  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011
and for the Period September 17, 2007 (Inception) to December 31, 2012

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

On October 5, 2011, the Company decided to terminate its efforts to develop anti-CD55+ antibodies for the treatment of cancer. As a result, the Company terminated its exclusive license agreement, and returned all rights thereunder to certain patents and patent applications. As a consequence of this action, the Company recorded an impairment loss representing the remaining carrying value of its intangible assets of $160,036.

NOTE 4.  7% SENIOR SECURED CONVERTIBLE PROMISSORY NOTES

On July 27, 2011 the Company completed an offering of $5,000,000 of its senior secured convertible promissory notes (the “Senior Secured Notes”). The Senior Secured Notes bear an interest of 7% per annum, are secured by all the Company's assets, were originally scheduled to mature on November 30, 2011, and were convertible into shares of the Company’s common stock at a conversion price of $1.25 per share, subject to adjustment. Subsequent to its issuance, the terms of the Senior Secured Notes have been amended several times, which among others, extended the maturity date to November 30, 2012.  The purchasers of the Senior Secured Notes also received five year, fully vested warrants to purchase 4,000,000 shares of common stock at $1.25 per share, subject to adjustment.  Net proceeds to the Company from the issuance of the Senior Secured Notes were $4,615,000 after placement and other direct closing costs.

The conversion price of the Senior Secured Notes and the exercise price of the warrants are subject to adjustment based upon the pricing of subsequent financings undertaken by the Company.  The Company has determined that this anti-dilution reset provision caused the conversion feature to be bifurcated from the Senior Secured Notes, treated as a derivative liability, and accounted for at its fair value.  Upon issuance, the Company determined the fair value of the conversion feature was $1,844,422 and recorded a corresponding discount to the Senior Secured Notes.  The Company has also determined that the anti-dilution reset provision of the warrants also is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance in 2011, the Company determined the fair value of the warrants was $3,616,870 and recorded a discount of $3,155,578 to the Senior Secured Notes, and recognized the remaining amount of $461,292 as private placement costs in the statement of operations.  The total discount to the Senior Secured Notes of $5,000,000 was amortized in full through the original maturity date of November 30, 2011.  See Note 9 for discussion on derivative liability.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011
and for the Period September 17, 2007 (Inception) to December 31, 2012

In connection with this sale of Senior Secured Notes and warrants, the Company 1) incurred a placement fee of $350,000 (7% of gross proceeds of the offering), 2) issued five-year warrants to its placement agent to acquire 80,000 shares of common stock, and 3) paid $35,000 for legal and escrow services in connection with the issuance of these Senior Secured Notes and warrants.  The warrants issued to the placement agent are exercisable at $1.25 per share, may be exercised on a cashless basis, and contain anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance in 2011, the Company determined the fair value of the warrants was $74,018 and recorded a corresponding charge to private placement costs. The aggregate amount of the above costs was $459,018, and was considered as a cost of the private placement. Total private placement costs recorded in 2011 for the issuance of convertible debentures was $920,310.

Effective December 1, 2012, the Senior Secured Notes were in default.  Upon a default, the interest rate on the Senior Secured Notes increased to 15% per annum, and the holders of the Senior Secured Notes have the right to demand that the Company immediately redeem all of the Senior Secured Notes at a price that is the greater than the outstanding balance of the Senior Secured Notes.  In general, the investors may demand that the Senior Secured Notes be redeemed at a price equal to the greater of (i) 125% of the outstanding balance of the Senior Secured Notes and unpaid interest and fees, if any, or (ii) an amount based on 135% of the greatest closing sale price of the Company’s common stock during the period beginning on the date of default until the redemption demand.  A default will also permit the holders of the Senior Secured Notes to pursue collection actions against the Company.  As a result, during 2012, the Company recorded penalty interest of $1,387,361 representing the 125% redemption price of the outstanding notes which is included in the accompanying 2012 statement of operations, and has reflected accrued interest upon default as part of “Accrued Interest and Penalty” in the accompanying balance sheet.

During the year ended December 31, 2012, the Company recorded interest expense of $395,833 pursuant to the terms of the note.  As of December 31, 2012, the entire $5,000,000 principal amount of the Senior Secured Notes remained outstanding and in default and $549,444 of accrued interest which was recorded as part of “Accrued Interest and Penalty” in the accompanying balance sheet.

In May 2013, pursuant to an Exchange Agreement with the Company’s creditors, these notes were exchanged to shares of common stock.  See Note 12 Subsequent Events for further discussion.

NOTE 5.  12% SECURED PROMISSORY NOTES

From April to July 2012, we issued an aggregate of $1,231,250 of our secured promissory notes pursuant to a Note and Common Stock Subscription Agreement (the “Subscription Agreement”) with accredited investors (collectively, the “Purchasers”).

The notes are secured by all of the Company's assets and bear interest at 12% per annum and mature on the earlier of (i) June 30, 2012, (ii) the date on which the Company has, after May 7, 2012, raised capital (debt or equity) equal to or greater than $1,500,000 in the aggregate, or (iii) a sale and/or merger of the Company.  The repayments of the note were secured with a first lien on all of the assets of the Company, which lien is pari passu with the Company’s other current and future senior lenders.  In addition, the notes were secured by a pledge of all of the shares of Common Stock and by all Common Stock purchase options owned by person who, at that time, was the Company’s chief executive officer/ president.  Subsequent to the notes issuance, the note maturity date was amended several times and was extended to December 31, 2012.  Except for the change of the maturity date, all of the original terms and conditions of the notes remain in full force and effect.  Furthermore, the Subscription Agreements provided that if, at any time while the notes are outstanding, we consummate any equity and/or debt financing whereby the terms of such financing are more favorable than those provided in the 2012 Secured Notes, then the remaining outstanding portion of the loans will be adjusted to have such terms and conditions similar to those of the new financing.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011
and for the Period September 17, 2007 (Inception) to December 31, 2012

Upon issuance of the notes, the Company agreed to issue 615,625 shares of its common stock to the Purchasers, of which, 312,500 shares of common stock were issued during the year ended December 31, 2012 and 303,125 shares of common stock are yet to be issued.  The Company determined that the fair value of the common stock was $497,888 based upon the trading price of the Company’s common stock at the date the notes were issued, and such was recorded as discount to the Notes.  The note discount was amortized in full over the original maturity date of the notes and recorded part of “Amortization of discount on Convertible Notes” in the accompanying statement of operations.

During the year ended December 31, 2012, the Company recorded interest expense of $92,343 pursuant to the terms of the note.  As of December 31, 2012, $1,231,250 of the notes remained outstanding and $92,343 in accrued interest which is recorded as part of “Accrued Interest and Penalty” in the accompanying balance sheet.  At December 31, 2012, the notes were in default.

In May 2013, pursuant to an Exchange Agreement with the Company’s creditors, these notes were exchanged to shares of common stock.  See Note 12 Subsequent Events for further discussion.

NOTE 6.  SEPTEMBER 2012 SECURED PROMISSORY NOTES

On September 12, 2012, the Company issued a promissory note amounting to $250,000.  As amended, the note is due on demand, bears an interest of 12% per annum and is secured by the Company’s assets.  As part of issuance of the note, the Company also issued to the holder,  a five-year, fully vested warrant to purchase 943,396 shares of common stock at $1.25/share, as amended, which is subject to certain reset provisions. Total proceeds received amounted to $228,000, net of legal fees of $22,000.

The Company determined that the anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for as a liability and recorded at its fair value upon issuance.  The Company determined the fair value of the warrants to be $515,273 using a probability weighted average Black-Scholes Option Pricing Model (see Note 9 for discussion on derivative liability).  The Company also granted the note holder, 1,775,000 shares of common stock with a fair value of $875,000.  The aggregate fair value $1,390,273 of the derivative liability arising from the issuance of the warrants and the fair value of the issuance of the common stock was recorded as an expense upon issuance of the note and reflected as part of private placement financing cost in the 2012 statement of operations.

In May 2013, pursuant to an Exchange Agreement with the Company’s creditors, the note was exchanged to shares of common stock.  See Note 12 Subsequent Events for further discussion.

NOTE 7.  COMMON STOCK

Issuance of common stock for cash

In February 2012, the Company sold 250,000 shares of its common stock and a five-year warrant to purchase 250,000 shares for $250,000.  In addition, the Company agreed to issue additional shares of common stock to the shareholder in case the Company will sell or issue its common stock or common stock equivalent in the future at a price lower than $1.00.  The warrant is fully vested, will expire in five years and is exercisable at $1.25 per share.  The warrant agreement included an anti-dilution provision that allowed for the automatic reset of the number of warrants issued and exercise price of the warrants upon any future sale of common stock or warrants at or below the current exercise price.  As a result, the Company determined that these warrants are not considered indexed to the Company’s own stock and characterized the fair value of these warrants as an offering cost and derivative liabilities upon issuance.  The aggregate value of these warrants issued was $182,081 using the probability weighted average Black-Scholes-Merton option valuation model.  See Note 9 for discussion on derivative liability.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011
and for the Period September 17, 2007 (Inception) to December 31, 2012

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

Issuance of common stock for services

In January 2012, the Company issued 49,504 shares of common stock with a fair value of $50,000 to the principals of an investor relations firm.  The shares of common stock issued were valued at the market price on the date of issuance.

In July 2012, Company issued 1,500,000 shares of common stock with a fair value of $750,000 to the principal of a firm engaged to seek financing and other strategic relationships for the Company. The shares of common stock issued were valued at the market price on the date of issuance.

Issuance of common stock with Promissory Notes

From April to July 2012, the Company agreed to issue 615,625 shares of its common stock with a fair value of $497,888 to the Purchasers of its promissory notes.  Subsequently, a total of 312,500 shares of common stock were issued during the year ended December 31, 2012 and 303,125 shares of common stock remains to be issued as of December 31, 2012.  The shares of common stock issued were valued at the market price on the date of grant.  See Note 5 for further discussion.

In September 2012, the Company issued an aggregate of 1,775,000 shares of common stock with a fair value of $875,000 to a holder of the Company’s promissory note.  The shares of common stock issued were valued at the market price on the date of issuance.  See Note 6 for further discussion.

NOTE 8.  STOCK OPTIONS AND WARRANTS

Options

A summary of the status of stock options at December 31, 2012 and 2011, and the changes during the years then ended, is presented in the following table:

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011
and for the Period September 17, 2007 (Inception) to December 31, 2012

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 31, 2010	1,150,000	$0.03	6.3 years	$1,401,563
Granted	8,125,000	1.23
Exercised	-	-
Expired/Forfeited	-	-
Outstanding at December 31, 2011	9,275,000	1.09	8.5 years	1,114,063
Granted	300,000	1.04
Exercised
Expired/Forfeited	(200,000)	0.92

Outstanding at December 31, 2012	9,375,000	$1.07	7.7 years	$217,063
Exercisable at December 31, 2012	5,515,830	$1.06	7.2 years	$142,223

During the years ended December 31, 2012 and 2011, the Company recorded compensation costs of $2,528,254, and $1,706,364, respectively, relating to the vesting of the stock options discussed above. As of December 31, 2012, the aggregate value of unvested options was $3,317,003, which will continue to be amortized as compensation cost as the options vest over terms ranging from 1 to 5 years, as applicable.

On August 31, 2013, 2,500,000 options to purchase common stock granted to Mr. Cataldo with unamortized compensation cost of $1,611,698 were forfeited as a result of his resignation as our chief executive officer effective June 1, 2013. See further discussion at Note 12 – Subsequent Events.

 of its common stock at an exercise price of $1.25.  The options were to vest as follows: a) 500,000 shares vested immediately and b) 2,000,000 shares vest in equal monthly installments over the two-year term of the agreement. Neither the Board of Directors nor the Compensation Committee approved the grant the foregoing options. Accordingly, the Company may be obligated to grant these options, but has not done so yet. Therefore, as the grant of these options has not been approved, they are not included in compensation expense for the years ended December 31, 2012 and 2011, or in number of granted options listed as of December 31, 2012 and 2011.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011
and for the Period September 17, 2007 (Inception) to December 31, 2012

Warrants

A summary of the status of stock warrants at December 31, 2012 and 2011, and the changes during the years then ended, is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at December 31, 2010	1,050,022	$1.00	4.7 years	$262,506
Issued	8,630,000	1.34
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2011	9,680,022	1.22	4.5 years	-
Issued	1,193,396	1.25
Exercised	-
Expired	-
Outstanding at December 31, 2012	10,873,418	$1.23	3.5 years	$-

During the year ended December 31, 2012, the Company issued warrants to purchase an aggregate of 1,193,396 shares of its common stock in connection with the sale of shares of common stock for cash and issuance of convertible notes (see Notes 6 and 7). The warrants have an exercise price of $1.25/share, fully vested, and will expire in 2017.  The warrant agreement also included anti-dilution provision that allowed for the automatic reset of the number of warrants issued and exercise price of the warrants upon any future sale of common stock or warrants at or below the current exercise price.  The Company determined that the anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for as a liability and recorded at its fair value upon issuance.  The aggregate value of these warrants issued in 2012 was $697,354 using the probability weighted average Black-Scholes-Merton option valuation model (see Note 9 for discussion on derivative liability).

In May 2013, 10,773,418 warrants were exchanged for 10,773,418 shares of common stock with a fair value of $107,734.  See further discussion at Note 12 – Subsequent Events.

NOTE 9.  DERIVATIVE LIABILITIES

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which did not have fixed settlement provisions were deemed to be derivative instruments.  The convertible notes and warrants issued related to the private placement described in Notes 5, 6 and 7 do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future.  The conversion feature and warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011
and for the Period September 17, 2007 (Inception) to December 31, 2012

The Company used the assistance of a valuation specialist due to the complexity in determining the fair value of its derivative liability at December 31, 2012.  As a result of the Company’s inability to pay its debt obligations, the default status of its convertible promissory notes and lack of available working capital at December 31, 2012, for valuation purposes, the Company, with the assistance of the independent valuation expert determined that the effect of the default and insolvent financial condition, as such, the outstanding conversion features and warrants accounted for as derivative upon its issuance had no more value at December 31, 2012.

Prior to December 31, 2012, the derivative liabilities were valued using probability weighted average Black-Scholes-Merton valuation techniques with the following average assumptions:

	December 31, 2012	Upon Issuance	December 31, 2011

Average Assumptions:
Risk-free interest rate	-%	0.87%	0.46%
Expected volatility	-%	129%	86.20%
Expected life	-	5 years	4.45 years
Expected dividend yield	-%	0.00%	0.00%

Fair value of conversion feature	$-	$-	$177,258
Fair value of warrants	-	697,354	7,760,535
Total fair value	$-	$697,354	$7,937,793

The risk-free interest rate was based on rates established by the Federal Reserve Bank, the Company uses the historical volatility of its common stock in 2012. In the prior year, the Company used an average volatility rate of similar publicly traded companies as an input to its fair value calculations. During the current year, the Company determined that its stock price has matured and there is a consistent level of trading activity, as such, the Company used the volatility percentage of its common stock.

The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

As of December 31, 2012 and 2011, the aggregate derivative liability was $0 and $7,937,793, respectively. For the year ended December 31, 2012 and 2011, the Company recorded a gain due to the decrease in fair value of the derivative liabilities of $8,635,147 and $1,596,035 respectively.

NOTE 10.   LICENSE AND COMMITMENTS

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

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011
and for the Period September 17, 2007 (Inception) to December 31, 2012

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

During the year ended December 31, 2012, the Company recognized a total of $1,000,000 of CRADA expenses, which was recorded as part of Research and Development expenses in the statement of operations, of which, $500,000 remains outstanding as of December 31, 2012 and is included in Accrued Expenses in the balance sheet.

As of the date of this Annual Report, the amount due of $500,000 as of December 31, 2012 was paid in full, however, the Company is currently in default of its 2013 dues amounting to approximately $250,000.  The Company has not received any termination notice from the NCI and is currently in discussion to cure the default.

National Institutes of Health

Effective October 5, 2011, the Company entered into a Patent License Agreement (the “License Agreement”) with the National Institutes of Health, an agency of the United States Public Health Service within the Department of Health and Human Services (“NIH”).  Pursuant to the License Agreement, NIH granted to the Company a non-exclusive worldwide right and license to develop and manufacture certain proprietary autologous tumor infiltrating lymphocyte adoptive cell therapy products for the treatment of metastatic melanoma, ovarian cancer, breast cancer, and colorectal cancer.  The license agreement required us to pay the NIH approximately $723,000 of upfront licensing fees and expense reimbursements in 2011, which amounts are included in Research and Development expenses in fiscal 2011.  In addition, the Company will have to pay royalties of six percent (6%) of net sales (subject to certain annual minimum royalty payments of $20,000), a percentage of revenues from sublicensing arrangements, and lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications and other direct cost incurred by NIH pursuant to the agreement.  The Company initially intends to focus on the development of licensed products in the metastatic melanoma field of use.  If the Company achieves all benchmarks for metastatic melanoma, up to and including the product’s first commercial sale in the United States, the total amount of such benchmark payments will be $6,050,000.  The benchmark payments for the other three indications, if all benchmarks are achieved, will be $6,050,000 for ovarian cancer, $12,100,000 for breast cancer, and $12,100,000 for colorectal cancer.  Accordingly, if the Company achieves all benchmarks for all four licensed indications, the aggregate amount of benchmark royalty payments that the Company will have to make to NIH will be $36,300,000.

During the year ended December 31, 2012 there were no net sales that would be subject to royalty payments or a percentage of revenues from sublicensing arrangements.  In addition there were no benchmarks or milestones achieved that would require payment under the lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications.   During the year ended December 31, 2012, the Company accrued $682,292 for reimbursement of direct expenses, such as legal costs associated with patents, incurred by the NIH in performing on the licensing agreement, annual minimum royalty due and penalty interest of $46,526.  Such costs are reimbursable from the Company to the NIH pursuant to the terms of the licensing agreement.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011
and for the Period September 17, 2007 (Inception) to December 31, 2012

As of the date of this Annual Report, the amount due of $682,292 is currently past due and the Company is deemed in default.  The Company has not received any termination notice from the NIH and is currently in discussion to cure the default.

Lonza Walkersville, Inc.

On June 21, 2011, the Company entered into a process development and scale-up consulting agreement with Lonza Walkersville, Inc. (“Lonza”) relating to the manufacture of Cōntego.  Lonza is a leading international supplier to the pharmaceutical, healthcare and life science industries.  Effective as of November 4, 2011 the Company entered into a Letter of Intent with Lonza Walkersville, Inc. (the “LOI”) whereby Lonza agreed to provide certain process development services as well as to investigate the development and manufacture of Cōntego™.  Pursuant to the terms of the LOI, the Company paid a reservation fee to Lonza of $500,000 which was included in Research and Development Costs in the accompany statement of operations for the year ended December 31, 2011.  The reservation fee payable to Lonza is non-refundable except in the event that Lonza terminates the LOI.

In December 2011, the Company entered into a five-year Manufacturing Services Agreement with Lonza.  Under the Manufacturing Services Agreement, Lonza agreed to manufacture, package, ship and handle quality assurance and quality control of our Cōntego™ autologous cell therapy products.  All of Lonza services will be provided under separate statements of work that we have agreed to enter into, from time to time, with Lonza.  The first statement of work, which we entered into in December 2011, describes the services Lonza must perform in connection with optimizing the manufacturing process for Cōntego™ products.  The fees and costs of Lonza’s services under the Manufacturing Services Agreement depend on each statement of work.  As of December 31, 2012, Lonza had provided the services related to the $500,000 payment.  There were no additional statements of work agreements entered into with Lonza during the year ended December 31, 2012.

During the year ended December 31, 2012, no services were rendered by Lonza in reference to this agreement.

NOTE 11.  RELATED PARTY TRANSACTIONS

Accrued Payroll and Fees

As of December 31, 2012 and 2011, the Company accrued the unpaid salaries of its officers and fees due to members of the Company’s board of directors in the aggregate of $395,081 and $30,000, respectively, which is included in Accrued Expenses in the accompanying balance sheet.

Emmes Group Consulting LLC

Effective as of February 15, 2011, the Company entered into a consulting agreement with Emmes Group Consulting LLC, a strategic business consulting firm (“Emmes”). Mr. Schroeder, one of the Company’s directors during 2012, is an Executive Vice President and Managing Director of Emmes and the Emmes Group, Inc. Under the consulting agreement, Emmes agreed to assist and advise us with respect to the development of an overall strategic business plan, the identification of in-licensing therapeutic opportunities, and raising debt and equity capital. In consideration for the foregoing consulting services, we issued to Emmes a ten-year, fully vested warrant to purchase up to 100,000 shares of our common stock at an exercise price of $1.26 per share with a fair value of $87,540 which was expensed in full upon issuance.

Effective August 1, 2011, the Company amended the consulting agreement to increase the monthly consulting fee to $20,000, commencing as of July 11, 2011. The amendment also extended the term of the consulting agreement to December 31, 2011.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011
and for the Period September 17, 2007 (Inception) to December 31, 2012

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

During the years ended December 31, 2012 and 2011, the Company recognized consulting expenses amounting to $237,013 and $1,270,554 respectively pursuant to this agreement, which expenses were recorded as part of operating expenses in the accompanying statement of operations.

In January 2013, the parties to the Emmes Group Consulting LLC consulting agreement terminated that agreement.

NOTE 12.   SUBSEQUENT EVENTS

Restructuring
Effective May 22, 2013, the Company completed a restructuring of its unregistered debt and equity securities resulting in an issuance of 1,291,350,957 shares of common stock, the cancellation of the 12% Secured Promissory Notes (see Note 5), 7% Senior Secured Notes (see Note 4), September 2012 Secured Promissory Notes (see Note 6), and certain other indebtedness, and the receipt of $1.25 million from the sale of shares of common stock (the “Restructuring”).  To effect the Restructuring, the Company entered into an exchange agreement (the “Exchange Agreement”) and a stock purchase agreement (the “Stock Purchase Agreement”), pursuant to which (i) certain outstanding debt of the Company was converted into shares of Common Stock; (ii) certain outstanding warrants to purchase shares of capital stock of the Company were exchanged for shares of Common Stock; (iii) certain investors in prior private placements offerings by the Company (the “Prior PIPE Transactions”) purchased shares of Common Stock; and (iv) certain investors purchasing shares of Common Stock in this Restructuring received an additional issuance of Common Stock, for no additional consideration (the “Repricing Issuance”).  The Exchange Agreement, Stock Purchase Agreement and the transactions contemplated thereby are described in further detail below.  The terms of the Restructuring were determined in negotiations between the Company and the creditors and investors party thereto, and were approved by the Board of Directors, including a majority of the disinterested directors. The securities issued pursuant the Restructuring are exempt from registration under Section 4(2) of the Securities Act of 1933 (the “Securities Act”) and Rule 506 of Regulation D because, among other reasons, all offerees are “accredited investors” under Section 2(15) of the Securities Act, all participants were existing security holders of the Company, and no general solicitation or public advertisement was conducted in connection with the Restructuring.

Exchange Agreement

Under the Exchange Agreement, certain creditors of the Company (the “Creditors”) holding (i) an aggregate of approximately $7.2 million (including accrued interest and penalties) of the Senior Secured Notes issued on July 27, 2011, (ii) an aggregate of approximately $1.7 million (including accrued interest and penalties) of bridge notes issued May 7, 2012 and September 12, 2012, and (iii) an aggregate of approximately $0.3 million in other outstanding debt (together the “Debt”) converted all such outstanding Debt into shares of Common Stock at a conversion price of $0.01 per share.

In addition, certain Creditors and certain placement agents associated with the Debt, together holding warrants to purchase 4,080,000 shares of capital stock of the Company exchanged such warrants and received one share of Common Stock in exchange for each share of capital stock of the Company underlying the warrants.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011
and for the Period September 17, 2007 (Inception) to December 31, 2012

Furthermore, certain Creditors purchased an aggregate of 25,000,000 shares of Common Stock at a purchase price of $0.01 per share, resulting in aggregate proceeds to the Company of $250,000 under the Exchange Agreement.  In sum, 955,844,092 shares of Common Stock were issued under the Exchange Agreement. Of this amount, 837,303,700 shares were issued for principal and accrued interest and penalties of approximately $8.4 million and 118,540,392 shares issued were for accrued interest and penalties recognized subsequent to year ended December 31, 2012.

This Exchange Agreement terminated all outstanding promissory notes and warrants originally issued with these notes, and any anti-dilution protection thereunder.  The Exchange Agreement provides for new limited anti-dilution protection for shares of Common Stock issued under the Exchange Agreement, whereby such shares receive anti-dilution protection for any shares of capital stock of the Company sold at less than $0.01 per share, solely with respect to the first $6 million of any new sales of securities of the Company.  In addition, all Creditors and placement agents provided a release of all claims against the Company with respect to all rights and ownership of the Debt and warrants, in consideration of the shares issued pursuant to this Exchange Agreement.

Stock Purchase Agreement

Under the Stock Purchase Agreement, certain investors (“Investors”) who purchased Common Stock and warrants to purchase shares of capital stock of the Company in the Company’s Prior PIPE Transactions purchased shares of Common Stock at a purchase price of $0.003 (the “Financing”).  In addition, any Investor participating in and purchasing a minimum amount of Common Stock in the Financing received, for no further consideration, the number of shares of Common Stock that such Investor would have received in the Prior PIPE Transactions if the price per share of Common Stock in the Prior PIPE Transactions had been $0.003 per share (the “Repricing Issuance”).  The Stock Purchase Agreement resulted in the issuance of 348,232,447 shares of common stock and aggregate gross proceeds to the Company of $1,099,990.

All Investors and other parties holding warrants to purchase 6,693,418 shares of capital stock of the Company exchanged such warrants and received one share of Common Stock in exchange for each share of capital stock of the Company underlying the warrants.

The Stock Purchase Agreement resulted in the issuance of 327,313,447 shares of common stock and aggregate proceeds to the Company of $1,099,990, less legal fees of $109,990. The Stock Purchase Agreement also terminated the warrants and any anti-dilution protection thereunder.  The Stock Purchase Agreement provides for new limited anti-dilution protection for shares of Common Stock issued under the Stock Purchase Agreement, whereby such shares receive anti-dilution protection for any shares of capital stock of the Company sold at less than $0.01 per share, solely with respect to the first $6 million of any new sales of securities of the Company.  In addition, all Investors provided a release of all claims against the Company with respect to all rights and ownership of the shares and warrants acquired in connection with the Prior PIPE Transactions, in consideration of the shares issued pursuant to the Stock Purchase Agreement.

Pursuant to the Restructuring, the Company underwent a change in control.  Under the Restructuring, certain Creditors, Investors, placement agents and consultants were issued approximately 94% of the Company’s outstanding voting equity interests, with Ayer Capital Partners Master Fund, L.P. together with certain of its affiliates (the “Ayer Funds”) and Bristol Investment Fund, Ltd., together with certain of its affiliates (“Bristol”), owning approximately 41% and 29% respectively of the Company’s outstanding voting securities.  Prior to the Restructuring, control of the Company was widely disseminated among various stockholders, including the Investors.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011
and for the Period September 17, 2007 (Inception) to December 31, 2012

On May 20, 2013, Martin Schroeder resigned from the Board of Directors.  In connection with the Restructuring, on May 22, 2013, Anthony Cataldo, Michael Handelman and William Andrews resigned from our Board of Directors. Finally, on May 24, 2013, our stockholders removed Dr. L. Stephen Coles from the Board and elected Paul Kessler to serve as an additional director on the Board.  Mr. Kessler is a director of Bristol Investment Fund, Ltd. and a manager of Bristol Capital, LLC who, collectively, hold approximately 27.5% of our currently outstanding shares of common stock. Under the Restructuring, Bristol converted approximately $2.92 million in Debt (including accrued interest and penalties) into shares of Common Stock, invested $341,111 in the Financing, received a Repricing Issuance, and exchanged 4,532,514 warrants for shares of capital stock of the Company into shares of Common Stock, collectively resulting in the issuance of approximately 391 million shares of Common Stock to Bristol.

Effective as of May 28, 2013, the Company amended its Bylaws to opt out of the Nevada Revised Statutes provisions 78.378 to 78.3793, inclusive and to provide that a majority of the outstanding voting securities of the Company may fill a vacancy on the Company’s board of directors.

Settlement with Officer

On June 19, 2013, the Company entered into a Settlement Agreement and General Release of All Claims (the “Agreement”) with Mr. Anthony Cataldo, the Company’s former chief executive officer (“Cataldo”). Per the Agreement, Mr. Cataldo voluntarily resigned as the Company’s chief executive officer, effective as of June 1, 2013. The Agreement also settles any amounts owed to Mr. Cataldo by the Company, providing that upon the Company achieving its first financing with aggregate proceeds to the Company of greater than $5,000,000 following the date of the Agreement (the “Financing”), the Company shall provide Cataldo with a cash payment equal to $370,000, to be paid out as follows: (a) a payment of $120,000 in cash, less all appropriate federal and state income and employment taxes, payable to Cataldo within ten (10) business days following the closing of the Financing, and (b) a payment of $250,000, less all appropriate federal and state income and employment taxes, payable to Cataldo within ten (10) business days following a closing of the Financing and immediately reinvested by Company on Cataldo’s behalf in the Financing, on the same terms and conditions therein. The Agreement also provides for mutual releases of all claims related in any way to the transactions or occurrences between Cataldo and the Company to date, to the fullest extent permitted by law, including, but not limited to, Cataldo’s employment with Company.

Agreement with Lion Biotechnologies, Inc.

On July 24, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lion Biotechnologies, Inc., a Delaware corporation, and Genesis Biopharma Sub, Inc., our newly formed Delaware subsidiary (“Merger Sub”), and thereby acquired Lion Biopharma (the “Merger”).  In the Merger, Lion Biotechnologies’ stockholders received, in exchange for all of their issued and outstanding shares of common stock, an aggregate of 134,000,000 shares of our Common Stock, as well as the ability to receive an additional 135,000,000 shares of Common Stock upon the achievement of certain milestones related to the Company’s financial performance and position.  As part of the Merger, Dr. Manish Singh entered into an employment agreement with us whereby we appointed him as our Chief Executive Officer and Chairman of the Board of the Company.  We also agreed to reconstitute our Board of Directors by appointing Jay Venkatesan and Sanford J. Hillsberg to replace David Voyticky and Paul Kessler as directors on our Board.  These appointments and resignations became effective on September 3, 2013.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011
and for the Period September 17, 2007 (Inception) to December 31, 2012

In connection with his appointment as Chief Executive Officer and Chairman of the Board, we entered into an employment agreement with Dr. Singh pursuant to which we are required to pay Dr. Singh an annual base salary of $34,000 until this Company raises at least $1,000,000 in additional financing.  If we raise at least $1,000,000, Dr. Singh’s annual salary will at that time increase to $350,000.  In addition to his base salary, Dr. Singh will be eligible to participate in the Company’s annual incentive compensation program, with a target potential bonus of 30% of Dr. Singh’s salary, conditioned upon the satisfaction of individual and company objectives.  Dr. Singh will also be entitled to health and other benefits programs and, on July 24, 2014, he will also be eligible to receive stock option grants under the Company’s stock option plan.

Amended and Restated Articles

On August 2, 2013, the Company received written consents in lieu of a meeting of stockholders from holders of approximately 72.7% of the outstanding shares to authorize the Company’s Board of Directors to approve the following:

(1) to effect, at the discretion of our Board, a reverse stock split (pro-rata reduction of outstanding shares) of Common Stock at a reverse split ratio in the range of between 1-for-50 and 1-for-100 (the “Reverse Stock Split”), which specific ratio will be determined by the Chairman of our Board prior to filing the Restated Articles (as defined below);

(2) to fix the number of authorized shares of Common Stock after the Reverse Stock Split at one hundred and fifty million (150,000,000) shares of Common Stock, which change will result in an increase in the authorized number of shares of Common Stock;

(3) to authorize the issuance of fifty million (50,000,000) shares of “blank check” preferred stock, $0.001 par value per share, to be issued in series, and all properties of such preferred stock to be determined by the Company’s Board;

(4) to change the name of the Company to “Lion Biotechnologies, Inc.”;

(5) to amend the Company’s Articles of Incorporation to add indemnification and limit the personal liability of officers and members of our Board

In order to effect the foregoing reverse stock split, the increase in the common stock authorization, the authorization of blank check preferred stock, the name change, and the indemnification provisions, and to add standard provisions to the Company’s Articles of Incorporation, the Board elected to amend and restate the Company’s Articles of Incorporation by means of an Amended and Restated Articles of Incorporation, which amendment is expected to be filed, and to become effective, by the end of September 2013.

GENESIS BIOPHARMA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011
and for the Period September 17, 2007 (Inception) to December 31, 2012

Amendment to 2011 Plan

The Company’s Board of Directors and the holders of a majority of the issued and outstanding shares of common stock have to approved an amendment to the Genesis Biopharma, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) (a) to increase the number of shares of common stock authorized for issuance under the 2011 Plan from 18,000,000 shares of common stock to 170,000,000 shares of common stock (prior to giving effect to the Reverse Stock Split), (b) increasing the maximum number of shares eligible for issuance under the 2011 Plan in any twelve-month period from 5,000,000 shares of common stock to 30,000,000 shares of common stock (prior to giving effect to the Reverse Stock Split).

Director Stock Awards

On July 24, 2013, the Company entered into a Director Stock Award Agreement (the “Award Agreement”) with each of General Merrill McPeak, Matrix Group International, Inc. (on behalf of David Voyticky) (“Matrix”) and Bristol Capital, LLC (on behalf of Paul Kessler) (“Bristol”) whereby General McPeak, Matrix and Bristol each received 13,353,215 shares of Common Stock or an aggregate of 40,059,645 shares with a fair value of approximately $2,002,982 for consideration of services rendered as directors.  The terms of the Award Agreement were approved by a majority of the Company’s stockholders, including a majority of the disinterested stockholders.  The securities issued pursuant the Award Agreement are exempt from registration under Section 4(2) of the Securities Act of 1933 (the “Securities Act”) because, among other reasons, all offerees are “accredited investors” under Section 2(15) of the Securities Act and no general solicitation or public advertisement was conducted in connection with the issuance.

The following proforma balance sheet as of December 31, 2012, shows adjustments to the accounting for the subsequent events described above as if such events had occurred on December 31, 2012.

	December 31, 2012			December 31, 2012
			Pro-forma	(Proforma)
	(As Reported)		Adjustments	(Unaudited)

Cash and cash equivalents	$-	3	1,240,000	$1,240,000
Other assets	29,413			29,413
Total Assets	$29,413			$1,269,413

Accounts Payable	$1,098,271			$1,098,271
Accrued Expenses	1,740,220			1,740,220
7% Senior secured promissory notes	5,000,000	1	(5,000,000)	-
12% Secured promissory note	1,231,250	1	(1,231,250)	-
September 2012 secured promissory note	250,000	1	(250,000)	-
Accrued interest and penalty	2,029,148	1	(1,891,787)	137,361
Total Liabilities	11,348,889			2,975,852

Common stock and additional	19,364,719	1	8,373,037
paid in capital		2	107,734
		3	1,240,000
		4	6,700,000
		5	2,002,982	37,788,472

Accumulated deficit	(30,684,195)	2	(107,734)
		4	(6,700,000)
		5	(2,002,982)
				(39,494,911)
Total Stockholders' Deficiency	(11,319,476)			(1,706,439)

Total Liabilities and Stockholders' Deficiency	$29,413			$1,269,413

1 - To record issuance of 837,303,700 shares of common stock with a fair value of $8,373,037 to settle promissory notes and accrued interest and penalty in the aggregate of $8,373,037.

2 - To record issuance of 10,773,418 shares of common stock with a fair value of $107,734 in exchange for the cancellation of 10,773,418 outstanding warrants.

3 - To record issuance of 352,313,447 shares of common stock for cash of $1,349,990, less direct legal costs incurred of $109,990 or net proceeds of $1,240,000.

4 - To record issuance of 134,000,000 shares of common stock with a fair value of $6,700,000 pursuant to the agreement with Lion Biotechnologies, Inc.

5 - To record issuance of 40,059,649 shares of common stock with a fair value of $2,002,982 to 3 members of Board of Directors.

On a proforma basis, the Company would have had 1,450,950,262 shares of its common stock outstanding at December 31, 2012, and loss per share for the year ending December 31, 2012 would have been $0.15 per share.