Form 10-Q
period 2013-03-31
Lion Biotechnologies, Inc.
filed 2013-10-23
CIK 1425205

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2013

☐	For the transition period from to .

Commission File Number 000-53127

LION BIOTECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	75-3254381
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

21900 Burbank Blvd, Third Floor, Woodland Hills, CA 91367
(Address of principal executive offices and zip code)
(818) 992-3126
(Registrant’s telephone number, including area code) Genesis Biopharma, Inc.
(Former name, if changed since last report)

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
Yes ☐No ☑

At October 22, 2013, the issuer had 15,093,812 shares of common stock outstanding.

LION BIOTECHNOLOGIES, INC.
(formerly Genesis Biopharma, Inc.)
(A Development Stage Company)
FORM 10-Q
For the Quarter Ended March 31, 2013

PART I.  FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Lion Biotechnologies, Inc
(formerly Genesis Biopharma, Inc.)
(A Development Stage Company)
Condensed Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current Assets
Deposits	$5,000	$5,000
Prepaid Expenses	3,150	2,275
Total Current Assets	8,150	7,275

Property and equipment, net of accumulated
depreciation of $10,870 and $8,915	20,183	22,138

Total Assets	$28,333	$29,413

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	1,291,718	1,098,271
Accrued expenses	1,863,220	1,740,220
7% convertible promissory notes	5,000,000	5,000,000
12% secured promissory note	1,231,250	1,231,250
September 2012 secured promissory note	250,000	250,000
18% secured convertible promissory note	300,000	-
Accrued interest and penalty	2,370,764	2,029,148
Total Current Liabilities	12,306,952	11,348,889

Commitments and contingencies

Stockholders' Deficiency
Common stock, $0.000041666 par value; 18,000,000 shares authorized,
818,806 and 818,806 shares issued and outstanding, respectively	34	34
Common stock to be issued, 303,125 shares	245,153	245,153
Additional paid-in capital	19,206,918	19,119,532
Accumulated deficit	(31,730,724)	(30,684,195)
Total Stockholders' Deficiency	(12,278,619)	(11,319,476)

Total Liabilities and Stockholders' Deficiency	$28,333	$29,413

The accompanying notes are an integral part of these condensed financial statements.

Lion Biotechnologies, Inc
(formerly Genesis Biopharma, Inc.)
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)
			For the Period from
			September 17, 2007
	For the Three Months Ended		(Date of Inception)
	March 31,		through
	2013	2012	March 31, 2013

Revenues	$-	$-	$-

Costs and expenses
Operating expenses (including $87,386
$1,227,227, and $16,224,743 of non-cash
share-based compensation costs)	434,913	2,250,133	26,932,951
Research and development	270,000	886,000	3,853,045
Impairment of intangible asset	-	-	160,036
Total costs and expenses	704,913	3,136,133	30,946,032

Loss from operations	(704,913)	(3,136,133)	(30,946,032)

Other income (expense)
Interest expense	(341,616)	(88,472)	(2,414,832)
Change in fair value of derivative liabilities	-	(2,548,074)	10,001,955
Amortization of discount on convertible notes	-	-	(5,497,888)
Private placement costs	-	-	(2,873,927)
Total other income (expense)	(341,616)	(2,636,546)	(784,692)

Net Loss	$(1,046,529)	$(5,772,679)	$(31,730,724)

Net Loss Per Share, Basic and Diluted	$1.28	$7.39

Weighted-Average Common Shares
Outstanding, Basic and Diluted	818,806	781,367

The accompanying notes are an integral part of these condensed financial statements.

Lion Biotechnologies, Inc
(formerly Genesis Biopharma, Inc.)
(A Development Stage Company)
Statements of Stockholders' Deficiency (unaudited)
For the Period from September 17, 2007 (Date of Inception) through March 31, 2013

			Common	Additional		Total
	Common Stock		Stock to	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Be Issued	Capital	Deficit	Deficiency

Balance - December 31, 2012	818,806	$34	245,153	$19,119,532	$(30,684,195)	$(11,319,476)

Fair value of vested stock options				87,386		87,386

Net loss	-	-	-	-	(1,046,529)	(1,046,529)

Balance - March 31, 2013	818,806	$34	245,153	$19,206,918	$(31,730,724)	$(12,278,619)

The accompanying notes are an integral part of these condensed financial statements.

Lion Biotechnologies, Inc
(formerly Genesis Biopharma, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
			September 17, 2007
	For the Three Months Ended		(Date of Inception)
	March 31,		through
	2013	2012	March 31, 2013

Cash Flows From Operating Activities
Net loss	$(1,046,529)	$(5,772,679)	$(31,730,724)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	1,956	1,552	72,242
Impairment of intangible asset		-	160,036
Fair value of vested stock options	87,386	1,177,227	4,523,560
Fair value of common stock and warrants accounted
for as financing costs	-	-	2,986,819
Fair value of vested warrants granted for services	-	-	2,563,647
Amortization of discount on convertible notes	-	-	5,000,000
Private placement costs	-	-	385,000
Change in fair value of derivative liabilities		2,548,074	(10,001,955)
Common stock issued to officer for services	-	-	8,010,000
Common stock issued for services		50,000	1,298,452
Fair value of common stock transferred to officer
and director	-	-	1,742,037
Write off of advances to related party	-	-	50,000
Changes in assets and liabilities:
Deposits, prepaid expenses and other assets	(875)	(20,186)	(8,150)
Bank overdraft		17,619	-
Accounts payable, accrued expenses and interest and penalty	658,062	372,176	5,525,702
Accrued expenses - National Institute of Health	-	866,000	-
Net Cash Used In Operating Activities	(300,000)	(760,217)	(9,423,334)

Cash Flows From Investing Activities
Property and equipment	-	-	(35,053)
Advances to related party	-	-	(50,000)
Net Cash Used In Investing Activities	-	-	(85,053)

Cash Flows From Financing Activities
Proceeds from the issuance of convertible notes, net	300,000	-	6,396,250
Proceeds from the issuance of common stock		250,000	3,094,000
Due to director	-	-	18,137
Net Cash Provided By Financing Activities	300,000	250,000	9,508,387
Net Decrease In Cash And Cash Equivalents	-	(510,217)	-
Cash and Cash Equivalents, Beginning Of Year	-	510,217	-
Cash and Cash Equivalents, End Of Year	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:
Derivative liability recorded upon issuance of convertible
notes and warrants	$-	$182,081	$5,535,310
Derivative liability recorded as offering cost	$-	$-	$1,902,998
Common stock issued for intellectual property	$-	$-	$217,408
Forgiveness of debt by director, treated as contribution
of capital	$-	$-	$18,137

The accompanying notes are an integral part of these condensed financial statements.

LION BIOTECHNOLOGIES, INC.
(formerly Genesis Biopharma, Inc.)
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2013 and 2012 and Period
from September 17, 2007 (Inception) to March 31, 2013
(UNAUDITED)

NOTE 1.                      GENERAL ORGANIZATION AND BUSINESS

Lion Biotechnologies, Inc. (the “Company,” “we,” “us” or “our”) was originally incorporated under the laws of the state of Nevada on September 17, 2007. The Company is considered a development stage company, and has had no revenues from operations to date.

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

On September 26, 2013, the Company changed its name to “Lion Biotechnologies, Inc.” and effected a 1-for-100 reverse stock split.  Common stock share and per share information contained in this Quarterly Report, including in these unaudited condensed financial statements, has been adjusted to reflect the foregoing stock split as if it occurred at the earliest period presented.

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three months ended March 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.  The balance sheet information as of December 31, 2012 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 23, 2013. These financial statements should be read in conjunction with that report.

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

LION BIOTECHNOLOGIES, INC.
(formerly Genesis Biopharma, Inc.)
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2013 and 2012 and Period
from September 17, 2007 (Inception) to March 31, 2013
(UNAUDITED)

Going Concern

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not had any revenue and is still considered to be in the development stage.  As shown in the accompanying condensed financial statements, the Company has incurred a net loss of $1,046,529 for the three months ended March 31, 2013 and has used $299,997 of cash in its operating activities during the three months ended March 31, 2013.  As of March 31, 2013, the Company has a stockholders’ deficiency of $12,278,619.  In addition, as described in Notes 3, 4 and 5, the Company is obligated to pay an aggregate of $6,781,250 in note principal pursuant to convertible notes and promissory notes issued in 2013, 2012 and 2011.  A total of $6,231,250 of these notes are past due and were in default as of March 31, 2013, and the remaining $550,000 was due on demand.  Subsequent to March 31, 2013, these notes were converted into 6,781,250 shares of common stock of the Company (see Note 11).

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve sustainable revenues and profitable operations. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2012 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties. At March 31, 2013, the Company has not yet commenced any revenue-generating operations and is dependent on debt and equity funding to finance its operations.

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

NOTE 2.                      SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Loss per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the three months ended March 31, 2013 and 2012, the calculations of basic and diluted loss per share are the same because inclusion of potential dilutive securities in the computation would have an anti-dilutive effect due to the net losses.

LION BIOTECHNOLOGIES, INC.
(formerly Genesis Biopharma, Inc.)
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2013 and 2012 and Period
from September 17, 2007 (Inception) to March 31, 2013
(UNAUDITED)

The potentially dilutive securities at March 31, 2013 consist of options to acquire 93,750 shares of the Company’s common stock, warrants to acquire 108,734 shares of the Company’s common stock, 50,000 shares of common stock issuable upon the conversion of the 7% secured convertible promissory notes and 3,000 shares of common stock issuable upon the conversion of the 18% secured convertible promissory notes.

In May 2013, a significant number of these convertible debt and equity instruments were converted or exchanged to shares of the Company’s common stock.  See further discussion at Note 11, Subsequent Events.

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

Derivative financial instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For stock-based derivative financial instruments, the Company used a probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through September 30, 2012.  At December 31, 2012, the Company used the assistance of a valuation specialist to determine fair value of the derivative liability, and the same valuation was used at March 31, 2013 as the Company’s financial condition and share prices were virtually unchanged from December 31, 2012 (see further discussion at Note 7).  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

LION BIOTECHNOLOGIES, INC.
(formerly Genesis Biopharma, Inc.)
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2013 and 2012 and Period
from September 17, 2007 (Inception) to March 31, 2013
(UNAUDITED)

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

Recent Accounting Pronouncements

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. This guidance is effective for annual and interim reporting periods beginning January 1, 2013. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

On March 4, 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Loss, or a Tax Credit Carryforward Exists. Topic 740, Income Taxes, does not include explicit guidance on the financial statement presented of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. There is diversity in practice in the presentation of unrecognized tax benefits in those instances and the amendments in this update are intended to eliminate that diversity in practice. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption is permitted.  We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

Other accounting pronouncements did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

LION BIOTECHNOLOGIES, INC.
(formerly Genesis Biopharma, Inc.)
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2013 and 2012 and Period
from September 17, 2007 (Inception) to March 31, 2013
(UNAUDITED)

NOTE 3.                      7% SENIOR SECURED CONVERTIBLE PROMISSORY NOTES

On July 27, 2011 the Company completed an offering of $5,000,000 of its senior secured convertible promissory notes (the “Senior Secured Notes”). The Senior Secured Notes bear an interest of 7% per annum, were originally scheduled to mature on November 30, 2011, and were convertible into shares of the Company’s common stock at a conversion price of $125.00 per share, subject to adjustment. The terms of the Senior Secured Notes have been amended several times, which amendments extended the maturity date to November 30, 2012.  The purchasers of the Senior Secured Notes also received five year, fully vested warrants to purchase 40,000 shares of common stock at $125.00 per share, subject to adjustment.  Net proceeds to the Company from the issuance of the Senior Secured Notes were $4,615,000 after placement and other direct closing costs.

The conversion price of the Senior Secured Notes and the exercise price of the warrants are subject to adjustment based upon the pricing of subsequent financings undertaken by the Company.  The Company has determined that this anti-dilution reset provision caused the conversion feature to be bifurcated from the Senior Secured Notes, treated as a derivative liability, and accounted for at its fair value.  Upon issuance, the Company determined the fair value of the beneficial conversion feature was $1,844,422 and recorded a corresponding discount to the Senior Secured Notes.  The Company has also determined that the anti-dilution reset provision of the warrants also is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants was $3,616,870 and recorded a discount of $3,155,578 to the Senior Secured Notes, and recognized the remaining amount of $461,292 as private placement costs in the statement of operations.  The total discount to the Senior Secured Notes of $5,000,000 was amortized in full over the original maturity date of November 30, 2011.  See Note 7 for discussion on derivative liability.

In connection with this sale of Senior Secured Notes and warrants, the Company 1) incurred a placement fee of $350,000 (7% of gross proceeds of the offering), 2) issued five-year warrants to its placement agent to acquire 800 shares of common stock, and 3) paid $35,000 for legal and escrow services in connection with the issuance of these Senior Secured Notes and warrants.  The warrants issued to the placement agent are exercisable at $125.00 per share, may be exercised on a cashless basis, and contain anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants was $74,018 and recorded a corresponding charge to private placement costs. The aggregate amount of the above costs was $459,018, and was considered as a cost of the private placement. Total private placement costs recorded for the issuance of convertible debentures was $920,310.

As of March 31, 2013, the entire $5,000,000 principal amount of the Senior Secured Notes remained outstanding, and $774,446 of accrued interest was recorded as part of Accrued interest and penalty in the accompanying condensed balance sheet.  As of March 31, 2013, the Senior Secured Notes were in default.  As a result of the default, the interest rate on the Senior Secured Notes increased to 18% per annum, and the holders of the Senior Secured Notes have the right to demand that the Company immediately redeem all of the Senior Secured Notes at a price that is the greater than the outstanding balance of the Senior Secured Notes.  A default will also permit the holders of the Senior Secured Notes to pursue collection actions against the Company.

LION BIOTECHNOLOGIES, INC.
(formerly Genesis Biopharma, Inc.)
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2013 and 2012 and Period
from September 17, 2007 (Inception) to March 31, 2013
(UNAUDITED)

In addition, the investors may demand that the Senior Secured Notes be redeemed at a price equal to the greater of (i) 125% of the outstanding balance of the Senior Secured Notes, or (ii) an amount based on 135% of the greatest closing sale price of the Company’s common stock during the period beginning on the date of default until the redemption demand.  As such, commencing on December 1, 2012 when the Senior Secured Notes became in default, the Company estimated the total redemption price at 125% of the outstanding balance of the Senior Secured Notes and the related balance of accrued interest.  As of December 31, 2012, the Company estimated accrued penalties on the outstanding balance of Senior Secured Notes of $5,000,000 and the related accrued interest of $549,446 to be $1,387,361.  During the three months ended March 31, 2013 estimated additional penalty of $56,251, resulting in the balance of accrued penalty of $1,443,612 as of the period then ended, which was included in the balance of Accrued interest and penalty in the accompanying condensed balance sheets.  The additional penalty of $56,251 was included in interest expense in the accompanying condensed statement of operations of the Company for the three months ended March 31, 2013.

In May 2013, pursuant to an Exchange Agreement with the Company’s creditors, these notes were exchanged for shares of common stock.  See Note 11 Subsequent Events for further discussion.

NOTE 4.                      12% SECURED PROMISSORY NOTES

From April to July 2012, we issued an aggregate of $1,231,250 of our secured promissory notes pursuant to a Note and Common Stock Subscription Agreement (the “Subscription Agreement”) with accredited investors (collectively, the “Purchasers”).

The notes are secured by all of the Company’s assets and bear interest at 12% per annum and mature on the earlier of (i) June 30, 2012, (ii) the date on which the Company has, after May 7, 2012, raised capital (debt or equity) equal to or greater than $1,500,000 in the aggregate, or (iii) a sale and/or merger of the Company.  The repayments of the note were secured with a first lien on all of the assets of the Company, which lien is pari passu with the Company’s other current and future senior lenders.  In addition, the notes were secured by a pledge of all of the shares of Common Stock and by all Common Stock purchase options owned by person who, at that time, was the Company’s chief executive officer/ president.  Subsequent to the notes issuance, the note maturity date was amended several times and was extended to December 31, 2012.  Except for the change of the maturity date, all of the original terms and conditions of the notes remain in full force and effect.  Furthermore, the Subscription Agreements provided that if, at any time while the notes are outstanding, we consummate any equity and/or debt financing whereby the terms of such financing are more favorable than those provided in the 2012 Secured Notes, then the remaining outstanding portion of the loans will be adjusted to have such terms and conditions similar to those of the new financing.

Upon issuance of the notes, the Company was required to issue 615,625 shares of its common stock the Purchasers.  The Company determined that the fair value of the common stock was $497,888 based upon the trading price of the Company’s common stock, and recorded a corresponding discount to the Notes.  The note discount was amortized in full over the original maturity date of the notes.

As of March 31, 2013, $1,231,250 remained outstanding and $128,372 in accrued interest which is recorded as part of Accrued interest and penalty in the accompanying condensed balance sheet.

In May 2013, pursuant to an Exchange Agreement with the Company’s creditors, these notes were exchanged for shares of common stock.  See Note 11, Subsequent Events, for further discussion.

LION BIOTECHNOLOGIES, INC.
(formerly Genesis Biopharma, Inc.)
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2013 and 2012 and Period
from September 17, 2007 (Inception) to March 31, 2013
(UNAUDITED)

NOTE 5.                      SEPTEMBER 2012 SECURED PROMISSORY NOTES

On September 12, 2012, the Company issued a $250,000 promissory note, which note was thereafter amended.  As amended, the note is due on demand, bears an interest of 12% per annum and is secured by the Company’s assets.  The sale of the promissory note was accompanied by the issuance of a five-year, fully vested warrant to purchase 9,434 shares of common stock at $125.00 per share.  The exercise price of the warrant is subject to certain reset provisions. Total proceeds received amounted to $228,000, net of legal fees of $22,000.

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

As of March 31, 2013, the entire $250,000 remains outstanding, together with $16,584 in accrued interest, which interest is recorded as part of accrued interest and penalty in the accompanying condensed balance sheet.

In May 2013, pursuant to an Exchange Agreement with the Company’s creditors, these notes were exchanged for shares of common stock.  See Note 11, Subsequent Events, for further discussion.

NOTE 6.                      18% SECURED CONVERTIBLE PROMISSORY NOTES

In January 2013, the Company issued four (4) eighteen (18%) percent convertible promissory notes in the aggregate amount of $300,000 (each an “18% Note”) that are due upon demand and convertible into shares of the Company’s common stock at a conversion price of $125.00 per share. The conversion price of the 18% Notes are subject to adjustment based upon the pricing of subsequent financings undertaken by the Company. The Company has determined that this anti-dilution reset provision caused the conversion feature to be bifurcated from the Senior Secured Notes, treated as a derivative liability.  As further explained in Note 7, the outstanding conversion features accounted for as derivative upon its issuance had no value.  As of March 31, 2013, the circumstances of the Company determined that the Company was in insolvent financial condition.  As such, the outstanding conversion features accounted for as derivative upon their issuance have no value at March 31, 2013.

As of March 31, 2013, the entire $300,000 remains outstanding, together with $7,750 in accrued interest, which interest is recorded as part of Accrued interest and penalty in the accompanying condensed balance sheet.

In May 2013, pursuant to an Exchange Agreement with the Company’s creditors, these notes were exchanged for shares of common stock. See Note 11, Subsequent Events, for further discussion.

NOTE 7.                      DERIVATIVE LIABILITIES

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which did not have fixed settlement provisions were deemed to be derivative instruments.  The convertible notes and warrants issued related to the private placement described in Notes 3, 4, 5 and 6 do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future.  The conversion feature and warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

LION BIOTECHNOLOGIES, INC.
(formerly Genesis Biopharma, Inc.)
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2013 and 2012 and Period
from September 17, 2007 (Inception) to March 31, 2013
(UNAUDITED)

The Company used the assistance of a valuation specialist due to the complexity in determining the fair value of its derivative liability at December 31, 2012.  As a result of the Company’s inability to pay its debt obligations, the default status of its convertible promissory notes and lack of available working capital at December 31, 2012, for valuation purposes, the Company determined that the effect of the default and insolvent financial condition on the outstanding conversion features and warrants accounted for as derivative had no more value at December 31, 2012.  As of March 31, 2013, the circumstances of the Company remained the same, and concurrently, determined that the Company was still in insolvent financial condition.  As such, the outstanding conversion features and warrants accounted for as derivative also had no value at March 31, 2013.

NOTE 8.                      STOCK OPTIONS AND WARRANTS

Stock Options

As of October 14, 2011, the Company’s Board of Directors, based upon the approval and recommendation of the Compensation Committee, approved by unanimous written consent the Company’s 2011 Equity Incentive Plan (the “2011 Plan”) and form of option agreements for grants under the 2011 Plan.  Employees, directors, consultants and advisors of the Company are eligible to participate in the 2011 Plan.  The 2011 Plan will be administered by the Board of Directors or the Company’s Compensation Committee and has 1,700,000 shares of common stock reserved for issuance in the form of incentive stock options (available for issuance to employees, and only upon shareholder approval of the 2011 Plan); non-qualified options; common stock; and grant appreciation rights. No person eligible to participate in the 2011 Plan shall be granted options or other awards during a twelve month period that exceeds 300,000 shares. No options or stock appreciation rights may be granted after ten years of the adoption of the 2011 Plan by the Board of Directors, nor may any option have a term of more than ten years from the date of grant. The exercise price of non qualified options and the base value of a stock appreciation right shall not be less than the fair market value of the common stock on the date of grant. The exercise price of an incentive stock option shall not be less than the fair market value of the stock covered by the option at the time of grant and in instances where a grantee possesses more than 10% percent of the combined voting power of all classes of stock of the Company, the exercise price shall not be less than 110% percent of the fair market value of the common stock at the time of grant.  The Company’s stockholders did not approve the 2011 Plan within the required one-year period.  Accordingly, the Company cannot grant incentive stock options under the 2011 Plan.

A summary of the status of stock options at March 31, 2013, and the changes during the three months then ended, is presented in the following table:

`			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 31, 2012	93,750	107.00	7.7 years	217,063
Granted	-
Exercised	-
Expired/Forfeited	-

Outstanding at March 31, 2013	93,750	$107.00	7.7 years	$33,063
Exercisable at March 31, 2013	55,158	$106.00	7.2 years	$19,453

LION BIOTECHNOLOGIES, INC.
(formerly Genesis Biopharma, Inc.)
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2013 and 2012 and Period
from September 17, 2007 (Inception) to March 31, 2013
(UNAUDITED)

During the three months ended March 31, 2013 and 2012, the Company recorded compensation costs of $87,386 and $1,177,227, respectively, relating to the vesting of the stock options discussed above.  As of March 31, 2013, the aggregate value of unvested options was $2,968,080, which will continue to be amortized as compensation cost as the options vest over terms ranging from 1 to 5 years, as applicable.

On March 1, 2011, the Company entered into an employment agreement that provided for the grant of options to purchase 25,000 shares of its common stock at an exercise price of $125.00.  The options were to vest as follows: a) 5,000 shares vested immediately and b) 20,000 shares vest in equal monthly installments over the two-year term of the agreement. Neither the Board of Directors nor the Compensation Committee approved the grant the foregoing options. Accordingly, the Company may be obligated to grant these options, but has not done so yet. Therefore, as the grant of these options has not been approved, they are not included in compensation expense for the year ended December 31, 2012 or as of and for the three months ended March 31, 2013.

On August 31, 2013, 25,000 options to purchase common stock granted to Anthony Cataldo with unamortized compensation cost of $1,611,698 were forfeited as a result of his resignation as our chief executive officer effective June 1, 2013 (see Note 11).

Warrants

A summary of the status of stock warrants at March 31, 2013, and the changes during the three months then ended, is presented in the following table:

Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at December 31, 2012	108,734	123.00	3.5 years	$-
Issued	-
Exercised	-
Expired	-
Outstanding and exerciseable at March 31, 2013	108,734	$123.00	3.5 years	$-

NOTE 9.                      LICENSE AND COMMITMENTS

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

LION BIOTECHNOLOGIES, INC.
(formerly Genesis Biopharma, Inc.)
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2013 and 2012 and Period
from September 17, 2007 (Inception) to March 31, 2013
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

During the three months ended March 31, 2013 and 2012, the Company recognized a total of $250,000 and $250,000, respectively, of CRADA expenses, which was recorded as part of Research and Development expenses in the condensed statement of operations.  As of March 31, 2013 and December 31, 2012, $500,000 and $500,000, respectively, was due under these agreements.

National Institutes of Health

Effective October 5, 2011, the Company entered into a Patent License Agreement (the “License Agreement”) with the National Institutes of Health, an agency of the United States Public Health Service within the Department of Health and Human Services (“NIH”).  Pursuant to the License Agreement, NIH granted to the Company a non-exclusive worldwide right and license to develop and manufacture certain proprietary autologous tumor infiltrating lymphocyte adoptive cell therapy products for the treatment of metastatic melanoma, ovarian cancer, breast cancer, and colorectal cancer.  The license agreement required us to pay the NIH approximately $723,000 of upfront licensing fees and expense reimbursements in 2011, which amounts were included in Research and Development expenses in fiscal 2011.  In addition, the Company will have to pay royalties of six percent (6%) of net sales (subject to certain annual minimum royalty payments), a percentage of revenues from sublicensing arrangements, and lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications and other direct cost incurred by NIH pursuant to the agreement.  The Company initially intends to focus on the development of licensed products in the metastatic melanoma field of use.  If the Company achieves all benchmarks for metastatic melanoma, up to and including the product’s first commercial sale in the United States, the total amount of such benchmark payments will be $6,050,000.  The benchmark payments for the other three indications, if all benchmarks are achieved, will be $6,050,000 for ovarian cancer, $12,100,000 for breast cancer, and $12,100,000 for colorectal cancer.  Accordingly, if the Company achieves all benchmarks for all four licensed indications, the aggregate amount of benchmark royalty payments that the Company will have to make to NIH will be $36,300,000.

During the year ended December 31, 2012 or the quarter ended March 31, 2013, there were no net sales subject to certain annual minimum royalty payments, a percentage of revenues from sublicensing arrangements.  In addition, there were no benchmarks or milestones achieved that would require payment under the lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications.

As of the date of this Quarterly Report, the amount due of $682,292 is currently past due and included in the condensed balance sheet and the Company deemed in default.  The Company has not received any termination notice from the NIH and is currently in discussion to cure the default.

LION BIOTECHNOLOGIES, INC.
(formerly Genesis Biopharma, Inc.)
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2013 and 2012 and Period
from September 17, 2007 (Inception) to March 31, 2013
(UNAUDITED)

NOTE 10.  RELATED PARTY TRANSACTIONS

Accrued Payroll and Fees

As of March 31, 2013 and December 31, 2012, the Company accrued the unpaid salaries of its officers and fees due to members of the Company’s board of directors in the amount of $448,081 and $395,081 respectively, which is included in Accrued Expenses in the accompanying condensed balance sheet.

Emmes Group Consulting LLC

Effective as of February 15, 2011, the Company entered into a consulting agreement with Emmes Group Consulting LLC, a strategic business consulting firm (“Emmes”). Mr. Schroeder, one of the Company’s directors, is an Executive Vice President and Managing Director of Emmes and the Emmes Group, Inc. Under the consulting agreement, Emmes agreed to assist and advise us with respect to the development of an overall strategic business plan, the identification of in-licensing therapeutic opportunities, and raising debt and equity capital. In consideration for the foregoing consulting services, we issued to Emmes a ten-year warrant to purchase up to 1,000 shares of our common stock at an exercise price of $126.00 per share. In addition, we agreed to pay Emmes $10,000 per month. The initial term of the consulting agreement expired on May 15, 2011, but continued in accordance with the terms of the consulting agreement for an unspecified term until terminated at any time by either party with or without cause. Effective August 1, 2011, the Company amended the consulting agreement to increase the monthly consulting fee to $20,000, commencing as of July 11, 2011. The amendment also extended the term of the consulting agreement to December 31, 2011.

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

NOTE 11.                      SUBSEQUENT EVENTS

Restructuring

Effective May 22, 2013, the Company completed a restructuring of its unregistered debt and equity securities resulting in an issuance of 12,913,510 shares of common stock, the cancellation of the Senior Secured Notes, the 12% Notes, and certain other indebtedness, and the receipt of $1.25 million from the sale of shares of common stock (the “Restructuring”).  To effect the Restructuring, the Company entered into an exchange agreement (the “Exchange Agreement”) and a stock purchase agreement (the “Stock Purchase Agreement”), pursuant to which (i) certain outstanding debt of the Company was converted into shares of Common Stock; (ii) certain outstanding warrants to purchase shares of capital stock of the Company were exchanged for shares of Common Stock; (iii) certain investors in prior private placements offerings by the Company (the “Prior PIPE Transactions”) purchased shares of Common Stock; and (iv) certain investors purchasing shares of Common Stock in this Restructuring received an additional issuance of Common Stock, for no additional consideration (the “Repricing Issuance”).  The Exchange Agreement, Stock Purchase Agreement and the transactions contemplated thereby are described in further detail below.  The terms of the Restructuring were determined in negotiations between the Company and the creditors and investors party thereto, and were approved by the Board of Directors, including a majority of the disinterested directors. The securities issued pursuant the Restructuring are exempt from registration under Section 4(2) of the Securities Act of 1933 (the “Securities Act”) and Rule 506 of Regulation D because, among other reasons, all offerees are “accredited investors” under Section 2(15) of the Securities Act, all participants were existing securityholders of the Company, and no general solicitation or public advertisement was conducted in connection with the Restructuring.

LION BIOTECHNOLOGIES, INC.
(formerly Genesis Biopharma, Inc.)
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2013 and 2012 and Period
from September 17, 2007 (Inception) to March 31, 2013
(UNAUDITED)

Exchange Agreement

Under the Exchange Agreement, certain creditors of the Company (the “Creditors”) holding (i) an aggregate of approximately $7.2 million (including accrued interest and penalties) of the Senior Secured Notes issued on July 27, 2011, (ii) an aggregate of approximately $1.7 million (including accrued interest and penalties) of bridge notes issued May 7, 2012 and September 12, 2012, and (iii) an aggregate of approximately $300,000 in other outstanding debt (together the “Debt”) converted all such outstanding Debt into shares of Common Stock at a conversion price of $1.00 per share.

In addition, certain Creditors and certain placement agents associated with the Debt, together holding warrants to purchase 40,800 shares of capital stock of the Company exchanged such warrants and received one share of Common Stock in exchange for each share of capital stock of the Company underlying the warrants.

Furthermore, certain Creditors purchased an aggregate of 250,000 shares of Common Stock at a purchase price of $1.00 per share, resulting in aggregate proceeds to the Company of $250,000 under the Exchange Agreement.  In sum, 9,558,441 shares of Common Stock were issued under the Exchange Agreement.

This Exchange Agreement terminated the 12% Notes, the Senior Secured Notes, the warrants, and any anti-dilution protection thereunder.  The Exchange Agreement provides for new limited anti-dilution protection for shares of Common Stock issued under the Exchange Agreement, whereby such shares receive anti-dilution protection for any shares of capital stock of the Company sold at less than $1.00 per share, solely with respect to the first $6 million of any new sales of securities of the Company.  In addition, all Creditors and placement agents provided a release of all claims against the Company with respect to all rights and ownership of the Debt and warrants, in consideration of the shares issued pursuant to the Exchange Agreement.

Stock Purchase Agreement

Under the Stock Purchase Agreement, certain investors (“Investors”) who purchased Common Stock and warrants to purchase shares of capital stock of the Company in the Company’s Prior PIPE Transactions purchased shares of Common Stock at a purchase price of $1.00 (the “Financing”).  In addition, any Investor participating in and purchasing a minimum amount of Common Stock in the Financing received, for no further consideration, the number of shares of Common Stock that such Investor would have received in the Prior PIPE Transactions if the price per share of Common Stock in the Prior PIPE Transactions had been $1.00 per share (the “Repricing Issuance”).  The Stock Purchase Agreement resulted in the issuance of 3,355,069 shares of common stock and aggregate proceeds to the Company of $1,100,000.

All Investors and other parties holding warrants to purchase 81,934 shares of capital stock of the Company exchanged such warrants and received one share of Common Stock in exchange for each share of capital stock of the Company underlying the warrants.

The Stock Purchase Agreement resulted in the issuance of 3,355,069 shares of common stock and aggregate proceeds to the Company of $1,100,000.  The Stock Purchase Agreement also terminated the warrants and any anti-dilution protection thereunder.  The Stock Purchase Agreement provides for new limited anti-dilution protection for shares of Common Stock issued under the Stock Purchase Agreement, whereby such shares receive anti-dilution protection for any shares of capital stock of the Company sold at less than $1.00 per share, solely with respect to the first $6 million of any new sales of securities of the Company.  In addition, all Investors provided a release of all claims against the Company with respect to all rights and ownership of the shares and warrants acquired in connection with the Prior PIPE Transactions, in consideration of the shares issued pursuant to the Stock Purchase Agreement.

LION BIOTECHNOLOGIES, INC.
(formerly Genesis Biopharma, Inc.)
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2013 and 2012 and Period
from September 17, 2007 (Inception) to March 31, 2013
(UNAUDITED)

Pursuant to the Restructuring, the Company underwent a significant change in ownership of its shares.  Under the Restructuring, certain Creditors, Investors, placement agents and consultants were issued approximately 94% of the Company’s outstanding voting equity interests, with Ayer Capital Partners Master Fund, L.P. together with certain of its affiliates (the “Ayer Funds”) and Bristol Investment Fund, Ltd., together with certain of its affiliates (“Bristol”), each beneficially now owning greater than 10% of the Company’s outstanding voting securities.  In consideration of $250,000 in cash and the conversion of $ $5,317,286 of Debt in the Restructuring, the Ayer Funds beneficially now own approximately 40.75% of the Company’s outstanding voting securities.  In consideration of $341,111 in cash and the conversion of $2,924,769 of Debt in the Restructuring, Bristol beneficially now owns approximately 29.25% of the Company’s outstanding voting securities.  Prior to the Restructuring, control of the Company was widely disseminated among various stockholders, including the Investors.  No single shareholder holds more than 41% of the voting shares after the restructuring.

On May 20, 2013, Martin Schroeder resigned from the Board of Directors.  In connection with the Restructuring, on May 22, 2013, Anthony Cataldo, Michael Handelman and William Andrews resigned from our Board of Directors. Finally, on May 24, 2013, our stockholders removed Dr. L. Stephen Coles from the Board and elected Paul Kessler to serve as an additional director on the Board.  Mr. Kessler is a director of Bristol Investment Fund, Ltd. and a manager of Bristol Capital, LLC who, collectively, hold approximately 27.5% of our currently outstanding shares of Common Stock. Under the Restructuring, Bristol converted approximately $2.92 million in Debt (including accrued interest and penalties) into shares of Common Stock, invested $341,111 in the Financing, received a Repricing Issuance, and exchanged 45,325 warrants for shares of capital stock of the Company into shares of Common Stock, collectively resulting in the issuance of approximately 3,910,000 shares of Common Stock to Bristol.

Effective as of May 28, 2013, the Company amended its Bylaws to opt out of the Nevada Revised Statutes provisions 78.378 to 78.3793, inclusive and to provide that a majority of the outstanding voting securities of the Company may fill a vacancy on the Company’s board of directors.

Settlement with Mr. Cataldo

On June 19, 2013, the Company entered into a Settlement Agreement and General Release of All Claims (the “Agreement”) with Anthony Cataldo, the Company’s former chief executive officer (“Cataldo”). Per the Agreement, Anthony Cataldo voluntarily resigned as the Company’s chief executive officer, effective as of June 1, 2013. The Agreement also settles any amounts owed to Mr. Cataldo by the Company, providing that upon the Company achieving its first financing with aggregate proceeds to the Company of greater than $5,000,000 following the date of the Agreement (the “Financing”), the Company shall provide Cataldo with a cash payment equal to $370,000, to be paid out as follows: (a) a payment of $120,000 in cash, less all appropriate federal and state income and employment taxes, payable to Cataldo within ten (10) business days following the closing of the Financing, and (b) a payment of $250,000, less all appropriate federal and state income and employment taxes, payable to Cataldo within ten (10) business days following a closing of the Financing and immediately reinvested by Company on Cataldo’s behalf in the Financing, on the same terms and conditions therein. The Agreement also provides for mutual releases of all claims related in any way to the transactions or occurrences between Cataldo and the Company to date, to the fullest extent permitted by law, including, but not limited to, Cataldo’s employment with Company.

LION BIOTECHNOLOGIES, INC.
(formerly Genesis Biopharma, Inc.)
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2013 and 2012 and Period
from September 17, 2007 (Inception) to March 31, 2013
(UNAUDITED)

Lion Biotechnologies, Inc. Merger

On July 24, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lion Biotechnologies, Inc., a Delaware corporation, and Genesis Biopharma Sub, Inc., our newly formed Delaware subsidiary (“Merger Sub”), and thereby acquired Lion Biotechnologies, Inc. (the “Merger”).  In the Merger, Lion Biotechnologies’ stockholders received, in exchange for all of their issued and outstanding shares of common stock, an aggregate of 1,340,000 shares of our Common Stock with a fair value of approximately $6,700,000 for consideration of the merger.  These shares were recorded as an expense in the third quarter of 2013.  In addition, Lion Biotechnologies stockholders have the ability to receive an additional 1,350,000 shares of Common Stock upon the achievement of certain milestones related to the Company’s financial performance and position.  As part of the Merger, Dr. Manish Singh entered into an employment agreement with us whereby we appointed him as our Chief Executive Officer and Chairman of the Board of the Company.  We also agreed to reconstitute our Board of Directors by appointing Jay Venkatesan and Sanford J. Hillsberg to replace David Voyticky and Paul Kessler as directors on our Board.  These appointments and resignations became effective in September 2013.

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

Amended and Restated Articles

Effective September 26, 2013, the Company amended and restated its articles of incorporation.  The Amended and Restated Articles of Incorporation effected the following:

(1) a 1-for-100 reverse stock split (pro-rata reduction of outstanding shares) of Common Stock (the “Reverse Stock Split”).  All share and per share amounts included in these financial statements have been retroactively restated to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

(2) to fix the number of authorized shares of Common Stock after the Reverse Stock Split at one hundred and fifty million (150,000,000) shares of Common Stock, which change resulted in an increase in the authorized number of shares of Common Stock.

(3) to authorize the issuance of fifty million (50,000,000) shares of “blank check” preferred stock, $0.001 par value per share, to be issued in series, and all properties of such preferred stock to be determined by the Company’s Board.

(4) to change the name of the Company to “Lion Biotechnologies, Inc.”

(5) to add indemnification and limit the personal liability of officers and members of the Company’s Board of Directors.

LION BIOTECHNOLOGIES, INC.
(formerly Genesis Biopharma, Inc.)
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2013 and 2012 and Period
from September 17, 2007 (Inception) to March 31, 2013
(UNAUDITED)
Amendment to 2011 Plan

The Company’s Board of Directors and the holders of a majority of the issued and outstanding shares of common stock have to approved an amendment to the Company’s 2011 Equity Incentive Plan (the “2011 Plan”) (a) to increase the number of shares of common stock authorized for issuance under the 2011 Plan from 180,000 shares of common stock to 1,700,000 shares of common stock, (b) increasing the maximum number of shares eligible for issuance under the 2011 Plan in any twelve-month period from 50,000 shares of common stock to 300,000 shares of common stock.

Director Stock Awards

On July 24, 2013, prior to the Merger, the Company entered into a Director Stock Award Agreement (the “Award Agreement”) with each of General Merrill McPeak, Matrix Group International, Inc. (on behalf of David Voyticky) (“Matrix”) and Bristol Capital, LLC (on behalf of Paul Kessler) (“Bristol”) whereby General McPeak, Matrix and Bristol each received 133,532 shares of Common Stock for consideration of services rendered as directors.  The terms of the Award Agreement were approved by a majority of the Company’s stockholders, including a majority of the disinterested stockholders.  The securities issued pursuant the Award Agreement are exempt from registration under Section 4(2) of the Securities Act of 1933 (the “Securities Act”) because, among other reasons, all offerees are “accredited investors” under Section 2(15) of the Securities Act and no general solicitation or public advertisement was conducted in connection with the issuance.  These shares were recorded as an expense in the third quarter of 2013.

Proforma Effect

The proforma effect of these Subsequent Events can be found in Note 12 to the Company’s financial statements in the Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2013 and 2012 should be read in conjunction with the notes to those financial statements that are included in Item 1 of Part 1 of this Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.  For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information in the “Risk Factors” section in our Form 10-K for the year ended December 31, 2012. The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

On October 5, 2011 we licensed the rights to the adoptive cell therapy from the National Institute of Health (“NIH”) and to a manufacturing process for Cōntego™ (initially for Stage IV metastatic melanoma) that we intend to develop to enable us to make the adoptive cell therapy available to a larger number of patients. The license agreement required us to pay the NIH approximately $723,000 of upfront licensing fees and expense reimbursements in 2011. In addition, we will have to pay royalties of six percent (6%) of net sales (subject to certain annual minimum royalty payments of $20,000 per year), a percentage of revenues from sublicensing arrangements, and lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications. We also have to make certain benchmark payments to the NIH based on the development and commercial release of licensed products using the technology underlying the License Agreement.  If we achieve all benchmarks for metastatic melanoma, up to and including the product’s first commercial sale in the United States, the total amount of such benchmark payments will be $6,050,000 for the melanoma indication. The benchmark payments for the other three indications, if all benchmarks are achieved, will be $6,050,000 for ovarian cancer, $12,100,000 for breast cancer, and $12,100,000 for colorectal cancer. Accordingly, if we achieve all benchmarks for all four licensed indications, the aggregate amount of benchmark royalty payments that we will have to make to NIH will be $36,300,000.

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

During the three months ended March 31, 2013, there were no net sales that would have required us to make royalty payments, nor were there any benchmarks or milestones achieved that would have required us to make lump sum benchmark royalty payments under the NIH license agreement. During the three months ended March 31, 2013, the Company accrued no direct expense reimbursements, such as legal costs associated with patents, incurred by the NIH in performing on the licensing agreement.  Such costs are reimbursable from the Company to the NIH pursuant to the terms of the licensing agreement.  The entire amount is past due and there is no assurance that we will be able to make the required payment in the future and that the NIH will not exercise its right to terminate the agreement.  The costs are included in Accrued expenses – National Institutes of Health on the accompanying condensed balance sheet and in research and development in the accompanying condensed statement of operations.  Other than the royalties and benchmark expenses as described above and the aforementioned direct expense reimbursements there are no additional future obligations associated with the license.

Results of Operations

Revenues

As a development stage company that is currently engaged in the development of therapeutics to fight cancer, we have not yet generated any revenues from our biopharmaceutical business or otherwise since our formation.  We currently do not anticipate that we will generate any revenues during 2013 from the sale or licensing of any products.

Operating Expenses

Operating expenses include compensation-related costs for our employees engaged to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. Our operating expenses were $434,913 and $2,250,000 for the three months ended March 31, 2013 and 2012, respectively.

Our operating expenses during the three months ended March 31, 2013 decreased by $1,815,220 compared with the three months ended March 31, 2012, primarily due to the reduction in non-cash compensation.  In the fiscal quarter ended March 31, 2012, we incurred $1,227,000 of non-cash share based compensation costs, compared to $87,000 of such costs incurred for the three months ended March 31, 2013  Share based compensation includes compensation paid to our two full time executive officers, our Scientific Advisory Board (“SAB”), as well as other consultants and advisors.  Most of the compensation paid to our officers, directors, consultants and advisors in the 2012 fiscal quarter was paid in securities rather than in cash.  In addition, during the three months ended March 31, 2013, our legal, accounting and other professional fees increased substantially because of the costs related to a public offering of our common stock (which offering was not consummated) and increased activities related to increased regulatory activities of our new business.

Research and Development.

Research and development expenses are primarily comprised of amounts payable to (i) the National Institutes of Health under terms of our license agreement, and (ii) NCI under the CRADA.  Research and development costs were $270,000 and $886,000 for the three months ended March 31, 2013 and 2012, respectively.  Research and development expenses in the 2013 fiscal quarter included the $250,000 quarterly payment we made under the CRADA.  In the quarter ended March 31, 2013, we made the $20,000 annual minimum payments to the NIH under the licensing agreement. In the 2012 fiscal quarter, we made payments of $250,000 under payable under the CRADA and accrued $616,000 of unpaid past prosecution expenses as well as the minimum license royalty payment of $20,000. Our goal is to substantially increase our research and development activities in the near future in order to accelerate the development of our technologies.  However, the amount of our future research and development activities, and the amount of our future expenses, will depend upon the amount of funds that we have available.

Change in fair value of derivative liabilities.

We record the change in fair value of derivatives as other income or expenses.  Derivatives included in these calculations primarily consist of the outstanding options and warrants that we issued as part of various financing activities and common shares underlying our convertible notes payable. There was no change in fair value of derivative liabilities in the three months ended March 31, 2013 compared to an expense of $2,548,000 for the three months ended March 31, 2012.  The significant loss for the three months ended March 31, 2012 was the result of the volatility of the trading price of our common stock in the 2012 fiscal quarter. The Company used the assistance of a valuation specialist due to the complexity in determining the fair value of its derivative liability at December 31, 2012.  As a result of the Company’s inability to pay its debt obligations, the default status of its convertible promissory notes and lack of available working capital at December 31, 2012, for valuation purposes, the Company, with the assistance of the independent valuation expert, determined that the effect of the default and insolvent financial condition, as such, the outstanding conversion features and warrants accounted for as derivative upon its issuance had no more value at December 31, 2012. The significant gain was primarily the result of the decrease in the market price of our stock, $0.06 compared to $1.15, used in the calculation of the fair value at March 31, 2013 compared to March 31, 2012, respectively which offset the increase in the quantity of derivative instruments recorded as of March 31, 2013 compared to March 31, 2012.

Interest expense.

Interest expense represents the amount of interest that accrued on the Secured Promissory and Convertible Notes.

Interest expense was $342,000 and $88,000 for the three months ended March 31, 2013 and 2012, respectively. The increase is due to the increase in the amount of interest-bearing promissory notes that were outstanding in the fiscal 2013 quarter compared to the amount of such notes accruing interest in 2012.  In addition, the interest rate on the outstanding notes increased in 2013 because the notes were in default and, therefore, accrued interest at the higher default rates of interest.

Net Loss

We had a net loss of $1,047,000 and $5,773,000 for the three months ended March 31, 2013 and 2012, respectively. Our net loss for three months ended March 31, 2013 was substantially less than the net loss incurred in the three months ended March 31, 2012 because of significant reduction in operating expenses (mostly due to the decrease in share based compensation), the decrease in research and development costs (we did not make any payments to the NIH in the 2013 fiscal quarter), and the decrease in the loss on a change in the fair value of derivative liabilities.  We anticipate such losses to continue (and increase) in the future because we do not expect to generate any revenues in the near term, while our expenses related to our increased research and development activities are expected to increase.

Liquidity and Capital Resources

As of March 31, 2013, we had a working capital deficiency of $12,279,000.  We had no cash and cash equivalents on hand as of March 31, 2013, and no sources of liquidity available to us.  In addition, as of March 31, 2013, we had outstanding promissory notes in the aggregate amount of $6,781,250 (consisting primarily of $5,000,000 of our senior secured convertible promissory notes (the “Senior Secured Notes”) and $1,481,250 of bridge notes issued May 7, 2012 and September 12, 2012 (the “12% Secured Notes”), $300,000 secured convertible promissory notes issued in January 2013, and the unpaid interest and penalties thereon).  As of May 24, 2013, all of our outstanding promissory notes were in default and, as a result, bore interest at default rates of interest.  Since most of these notes were secured by a lien on our assets, the lenders could have foreclosed on our assets.  These factors, together with our inability to meet our obligations from current operations and the need to raise additional capital to accomplish our objectives, create a substantial doubt about our ability to continue as a going concern.

On May 24, 2013, we completed a restructuring of our unregistered debt and equity securities (the “Restructuring”) under which all of the Senior Secured Notes and the 12% Secured Notes, and some other debt obligations, were converted into shares of Common Stock.  This transaction extinguished approximately $9,268,000 of liabilities, ended our future interest payment obligations, and removed all liens from our assets.  In addition, in connection with the Restructuring, we also raised $1,250,000 from the sale of shares of Common Stock.  Accordingly, following the Restructuring we had substantially reduced our outstanding liabilities and had received some cash to fund our short-term operating needs.

All of our capital resources since our formation have been derived through the sale of convertible debt and equity securities.  Although we extinguished a substantial amount of liabilities in the Restructuring, we still have substantial other liabilities and obligations, including $616,000 that we still owe the NIH, and no source of ongoing revenues.  Accordingly, we will have to raise additional proceeds in the near future to fund our working capital needs, our obligations to the NCI under the CRADA, to pay the NIH obligation, and to repay the other outstanding accrued expenses.  No assurance can be given that we will have access to the capital markets in future, or that financing will be available to us on acceptable terms or otherwise.  Our inability to access the capital markets or obtain acceptable financing could have a material adverse effect on our future operations and financial condition, and could severely threaten our ability to continue as a going concern.

Despite the Restructuring, we currently do not have sufficient capital on hand to fund our anticipated ongoing operating expenses, and we do not have any bank credit lines or other sources of capital.  Accordingly, we will have to obtain additional debt or equity funding in the near future in order to continue our operations. We have not yet identified, and cannot be sure that we will be able to obtain any additional funding from either of these sources, or that the terms under which we may be able to obtain such funding will be beneficial to us or our stockholders.

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

•
On July 27, 2011, we raised gross proceeds of $5,000,000 from the sale of the Senior Secured Notes and five year warrants (the “Note Warrants”) to purchase 40,000 shares of our common stock. The Senior Secured Notes were initially convertible at $125.00 per share, and the Warrants are initially exercisable at $125.00 per share, subject in both cases to anti-dilution adjustments that reduced the exercise price then in effect.  The Senior Secured Notes initially were to mature November 30, 2011 but were amended and extended a number of times.  The Senior Secured Notes and Note Warrants were extinguished in the Restructuring.

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

•
In September 2012, we received a $250,000 loan, which loan was evidenced by a promissory note that was due on demand.  In addition, we also issued, for no additional consideration, a five year, fully vested warrant to purchase 9,434 shares of common stock at $125.00 per share.

•
In January 2013, we issued four 18% convertible promissory notes in the aggregate amount of $300,000 that were due upon demand and convertible into shares of our Common Stock at a conversion price of $125.00 per share.

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

Recent Accounting Pronouncements

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. This guidance is effective for annual and interim reporting periods beginning January 1, 2013. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

On March 4, 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Loss, or a Tax Credit Carryforward Exists. Topic 740, Income Taxes, does not include explicit guidance on the financial statement presented of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. There is diversity in practice in the presentation of unrecognized tax benefits in those instances and the amendments in this update are intended to eliminate that diversity in practice. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption is permitted.  We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

Other accounting pronouncements did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

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

Off-Balance Sheet Arrangements

At March 31, 2013, we had no obligations that would require disclosure as off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the quarterly period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  A material weakness existed relating to a lack of segregation of financial accounting personnel and the expertise necessary to properly account for certain complex transactions. Notwithstanding the existence of this material weakness, we believe that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented. This material weakness was identified in the Company’s Annual Report on Form 10-K. However, until this material weakness is remediated, management has concluded that there is a reasonable possibility that a material misstatement to the interim consolidated financial statements could occur and not be prevented or detected by the Company’s controls in a timely manner. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Changes in Controls over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which this company is a party or of which our property is the subject.

Item 1A.	Risk Factors

Information regarding risk factors appears under “Risk Factors” included in Item 1A, Part I, and under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes from the risk factors previously disclosed in the above-mentioned periodic report.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

As described elsewhere in this Quarterly Report on Form 10-Q, as of March 31, 2013, we were in default on the Senior Secured Notes and 12% Secured Notes.

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

Lion Biotechnologies, Inc.

October 22, 2013	By:	/s/ Manish Singh
Manish Singh
Chief Executive Officer (Principal Executive Officer)

October 22, 2013	By:	/s/ Michael Handelman
Michael Handelman
Chief Financial Officer (Principal Financial and Accounting Officer)