Form 10-Q
period 2013-06-30
Lion Biotechnologies, Inc.
filed 2013-10-23
CIK 1425205

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2013

☐	For the transition period from to .

Commission File Number 000-53127

LION BIOTECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	75-3254381
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

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
Yes ☐No ☑

At October 22, 2013, the issuer has 15,093,812 shares of common stock outstanding.

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
FORM 10-Q
For the Quarter Ended June 30, 2013

PART I.  FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
Condensed Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$569,581	$-
Deposits	5,000	5,000
Prepaid expenses	4,135	2,275
Total Current Assets	578,716	7,275

Property and equipment, net of accumulated depreciation of $12,020 and $8,915	19,033	22,138
Total Assets	$597,749	$29,413

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	1,480,851	1,098,271
Accrued expenses	1,888,220	1,740,220
7% Senior secured convertible promissory notes	-	5,000,000
12% Secured promissory note	-	1,231,250
September 2012 secured promissory note	-	250,000
Accrued interest and penalty	-	2,029,148
Total Current Liabilities	3,369,071	11,348,889

Commitments and contingencies

Stockholders' Deficiency
Common stock, $0.000041666 par value; 18,000,000 shares authorized,
13,332,315 and 818,806 shares issued and outstanding, respectively	556	34
Common stock to be issued, 303,125 shares	245,153	245,153
Common stock subscribed for, 400,000 shares	400,000	-
Additional paid-in capital	31,742,948	19,119,532
Accumulated deficit	(35,159,979)	(30,684,195)
Total Stockholders' Deficiency	(2,771,322)	(11,319,476)

Total Liabilities and Stockholders' Deficiency	$597,749	$29,413

The accompanying notes are an integral part of these condensed financial statements.

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)
					For the Period from
					September 17, 2007
	For the Three Months Ended		For the Six Months Ended		(Date of Inception)
	June 30,		June 30,		through
	2013	2012	2013	2012	June 30, 2013

Revenues	$-	$-	$-	$-	$-

Costs and expenses
Operating expenses (including $87,386, $469,486, 133,032, $1,696,712 and $16,312,129 in share based compensation costs)	779,260	1,376,425	1,214,173	3,626,558	$27,712,211
Research and development	250,000	270,000	520,000	1,156,000	4,103,045
Impairment of intangible asset	-	-	-	-	160,036
Total costs and expenses	1,029,260	1,646,425	1,734,173	4,782,558	31,975,292

Loss from operations	(1,029,260)	(1,646,425)	(1,734,173)	(4,782,558)	(31,975,292)

Other income (expense)
Interest expense	(104,127)	(110,810)	(445,743)	(199,282)	(2,518,959)
Change in fair value of derivative liabilities	-	1,927,839	-	(620,235)	10,001,955
Amortization of discount on convertible notes	-	(497,888)	-	(497,888)	(5,497,888)
Cost to induce exchange transaction	(2,295,868)	-	(2,295,868)	-	(2,295,868)
Financing costs	-	-	-	-	(2,873,927)
Total other income (expense)	(2,399,995)	1,319,141	(2,741,611)	(1,317,405)	(3,184,687)

Net Loss	$(3,429,255)	$(327,284)	$(4,475,784)	$(6,099,963)	$(35,159,979)

Net Loss Per Share, Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.08)

Weighted-Average Common Shares
Outstanding, Basic and Diluted	6,241,327	782,931	2,901,424	782,149

The accompanying notes are an integral part of these condensed financial statements.

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
Condensed Statements of Stockholders' Deficiency
For the Six Months Ended June 30, 2013
(Unaudited)

			Common	Common	Additional		Total
	Common Stock		Stock to	Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Be Issued	Subscribed For	Capital	Deficit	Deficiency

Balance - December 31, 2012	818,806	$34	$ 245,153	$ -	$19,119,532	$(30,684,195)	$(11,319,476)

Common stock issued in settlement of notes payable and accrued interest and penalty	9,267,641	386			9,267,255		9,267,641

Common stock issued for cash under the restructuring	950,000	40		400,000	839,970		1,240,010

Fair value of common stock issued for cancellation of outstanding warrants	122,734	5			122,729		122,734

Fair value of vested stock options and warrants					220,418		220,418

Fair value of additional Common Stock granted in exchange transaction, $1.00 per share	2,173,134	91			2,173,044		2,173,135

Net loss						(4,475,784)	(4,475,784)

Balance - June 30, 2013	13,332,315	$556	$ 245,153	$ 400,000	$31,742,948	$(35,159,979)	$(2,771,322)

The accompanying notes are an integral part of these condensed financial statements.

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
			September 17, 2007
	For the Six Months Ended		(Date of Inception)
	June 30,		through
	2013	2012	June 30, 2013

Cash Flows From Operating Activities
Net loss	$(4,475,784)	$(6,099,963)	$(35,159,979)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	3,106	3,105	73,392
Impairment of intangible asset	-	-	160,036
Fair value of vested stock options and warrants	220,418	1,646,712	4,656,593
Fair value of common stock and warrants accounted
for as financing costs	-	-	2,986,819
Fair value of vested warrants granted for services	-	-	2,563,647
Amortization of discount on convertible notes	-	-	5,000,000
Common shares to be issued with 12% promissiory notes	-	497,888	-
Private placement costs	-	-	385,000
Change in fair value of derivative liabilities	-	620,236	(10,001,955)
Common stock issued to officer for services	-	-	8,010,000
Common stock issued for services	-	50,000	1,298,452
Common stock issued conversion of warrants	122,734	-	122,734
Common stock issued for repricing shares	2,173,134	-	2,173,134
Fair value of common stock transferred to officer
and director	-	-	1,742,037
Write off of advances to related party	-	-	50,000
Changes in assets and liabilities:
Deposits, prepaid expenses and other assets	(1,860)	5,236	(9,135)
Accounts payable and accrued expenses	976,323	700,058	5,843,962
Accrued expenses - National Institute of Health	-	616,000	-
Net Cash Used In Operating Activities	(981,929)	(1,960,728)	(10,105,263)

Cash Flows From Investing Activities
Property and equipment	-	-	(35,053)
Advances to related party	-	-	(50,000)
Net Cash Used In Investing Activities	-	-	(85,053)

Cash Flows From Financing Activities
Proceeds from the issuance of convertible notes, net	311,500	-	4,926,500
Proceeds from the issuance of secured promissory notes, net	-	1,216,250	1,481,250
Proceeds from the issuance of common stock	1,240,010	250,000	4,334,010
Due to director	-	-	18,137
Net Cash Provided By Financing Activities	1,551,510	1,466,250	10,759,897
Net Decrease In Cash And Cash Equivalents	569,581	(494,478)	569,581
Cash and Cash Equivalents, Beginning of Period	-	510,017	-
Cash and Cash Equivalents, End of Period	$569,581	$15,539	$569,581

Supplemental Disclosures of Cash Flow Information:
Derivative liability recorded upon issuance of convertible
notes and warrants	$-	$-	$5,535,310
Derivative liability recorded as offering cost	$-	$182,081	$1,902,998
Common stock issued for intellectual property	$-	$-	$217,408
Forgiveness of debt by director, treated as contribution of capital	$-	$-	$18,137
Common stock issued upon conversion of convertible notes,
accrued interest and penalty	$9,267,641	$-	$9,267,641

The accompanying notes are an integral part of these condensed financial statements.

LION BIOTECHNOLOGIES, INC.
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2013 and 2012 and Period
from September 17, 2007 (Inception) to June 30, 2013
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

On March 15, 2010, the Company (then named Freight Management Corp.) and Genesis Biopharma, Inc., a Nevada corporation and newly formed merger subsidiary wholly owned by the Company (“Merger Sub”), consummated a merger transaction (the “Merger”) whereby Merger Sub merged into the Company, with the Company as the surviving corporation.  The Company and Merger Sub filed the Articles of Merger on March 15, 2010 with the Secretary of State of Nevada, along with the Agreement and Plan of Merger entered into by the two parties effective as of March 15, 2010 (the “Merger Agreement”).  The Merger Agreement and the Articles of Merger provided for an amendment of the Company’s Articles of Incorporation, which changed the Company’s name to “Genesis Biopharma, Inc.” effective March 15, 2010.

On September 26, 2013, the Company changed its name to “Lion Biotechnologies, Inc.” and effected a 1-for-100 reverse stock split.  Common stock share and per share information contained in this Quarterly Report, including in these unaudited condensed financial statements, has been adjusted to reflected the foregoing stock split as if it occurred at the earliest period presented.

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three and six months ended June 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.  The balance sheet information as of December 31, 2012 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 23, 2013. These financial statements should be read in conjunction with that report.

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

LION BIOTECHNOLOGIES, INC.
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2013 and 2012 and Period
from September 17, 2007 (Inception) to June 30, 2013
(UNAUDITED)

Going Concern

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not had any revenue and is in the development stage.  As shown in the accompanying condensed financial statements, the Company has incurred a net loss of $4,475,784 for the six months ended June 30, 2013 and has used $1,214,173 of cash in its operating activities during the six months ended June 30, 2013.  As of June 30, 2013, the Company has a stockholders’ deficiency of $2,771,322 and has a working capital deficiency of $2,790,355.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve sustainable revenues and profitable operations. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2012 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties. At June 30, 2013, the Company has not yet commenced any revenue-generating operations and is dependent on debt and equity funding to finance its operations.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Loss per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the three and six months ended June 30, 2013 and 2012, the calculations of basic and diluted loss per share are the same because inclusion of potential dilutive securities in the computation would have an anti-dilutive effect due to the net losses.

The potentially dilutive securities at June 30, 2013 consist of options to acquire 93,750 shares of the Company’s common stock and warrants to acquire 1,000 shares of common stock.

LION BIOTECHNOLOGIES, INC.
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2013 and 2012 and Period
from September 17, 2007 (Inception) to June 30, 2013
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

For stock-based derivative financial instruments, the Company used a probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through September 30, 2012.  At December 31, 2012, the Company used the assistance of valuation specialist to determine fair value of the derivative liability. On May 22, 2013, upon the completed restructuring of the Company’s unregistered debt and equity securities (“financial instruments”) (see Note 3), all financial instruments that were subjected to a derivative liability were converted into shares of the Company’s common stock.  As such, the Company had no derivative liabilities as of June 30, 2013.

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

LION BIOTECHNOLOGIES, INC.
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2013 and 2012 and Period
from September 17, 2007 (Inception) to June 30, 2013
(UNAUDITED)

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

NOTE 3.  RESTRUCTURING OF DEBT

Effective May 22, 2013, the Company completed a restructuring of its unregistered debt and equity securities resulting in issuance of shares of common stock in exchange for (i) the cancellation of the 12% Secured Promissory Notes, (ii) 7% Senior Secured Notes, (iii) September 2012 Secured Promissory Notes, (iv) 18% Notes and certain other indebtedness, (v) and the receipt of $1.35 million from the sale of shares of common stock (the “Restructuring”).  To effect the Restructuring, the Company entered into an exchange agreement (the “Exchange Agreement”) and a stock purchase agreement (the “Stock Purchase Agreement”). The Exchange Agreement, Stock Purchase Agreement and the transactions contemplated thereby are described in further detail below.  The terms of the Restructuring were determined in negotiations between the Company and the creditors and investors party thereto, and were approved by the Board of Directors, including a majority of the disinterested directors. The securities issued pursuant the Restructuring are exempt from registration under Section 4(2) of the Securities Act of 1933 (the “Securities Act”) and Rule 506 of Regulation D because, among other reasons, all offerees are “accredited investors” under Section 2(15) of the Securities Act, all participants were existing security holders of the Company, and no general solicitation or public advertisement was conducted in connection with the Restructuring.  The terms of the Restructuring are as follows:

LION BIOTECHNOLOGIES, INC.
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2013 and 2012 and Period
from September 17, 2007 (Inception) to June 30, 2013
(UNAUDITED)

Exchange Agreement

Before the Exchange Agreement was entered into on May 22, 2013, the Company had outstanding promissory notes payable, and accrued interest and penalties thereon, in the aggregate amount of $9,267,641.  These obligations arose  as follows;

•
From April to July 2012, we entered into Note and Common Stock Subscription Agreement (the “Subscription Agreement”) with accredited investors (collectively, the “Purchasers”) in connection with the subscription by the Purchasers for certain Secured Promissory Notes (the “2012 Secured Notes”) and shares of our common stock.  The 2012 Secured Notes bore interest at 12% per annum and were originally due to mature on June 30, 2012. The note maturity date was amended several times but was in default as of December 31, 2012.  As of December 31, 2012, and on May 22, 2013, the principal balance of these outstanding notes was $1,231,250. In addition, approximately $149,000 of interest and penalties was due as of May 22, 2013

•
On July 27, 2011 the Company completed an offering of $5,000,000 of its senior secured convertible promissory notes (the “Senior Secured Notes”). The Senior Secured Notes bore an interest rate of 7% per annum, were originally scheduled to mature on November 30, 2011, and were convertible into shares of the Company’s common stock at a conversion price of $125.00 per share, subject to adjustment. The terms and maturity date of the Senior Secured Notes had been amended several times, but were in default as of December 31, 2012.  As of December 31, 2012, and on May 22, 2013, the principal balance of these outstanding notes was $5,000,000. In addition, approximately $2,300,000 of interest and penalties was due as of May 22, 2013.

•
On September 12, 2012, the Company issued a promissory note amounting to $250,000.  As amended, the note was due on demand, bore interest at a rate of 12% per annum and was secured by the Company’s assets.  As of December 31, 2012, and on May 22, 2013, the principal balance of this outstanding note was $250,000. In addition, approximately $24,000 of interest and penalties was due as of May 22, 2013.

•
In January and May, 2013, the Company issued four (4) eighteen (18%) percent convertible promissory notes in the aggregate amount of $311,500 (each an “18% Note”) that were due on demand. As of May 22, 2013, the balance of these outstanding notes was $311,500.  In addition, approximately $19,000 of interest and penalties was due as of May 22, 2013.

Under the Exchange Agreement, these creditors of the Company converted all of the foregoing outstanding debt into 9,267,641 shares of Common Stock at a conversion price of $1.00 per share.

This Exchange Agreement terminated all outstanding promissory notes and warrants originally issued with these notes, and any anti-dilution protection thereunder.  The Exchange Agreement provides for new limited anti-dilution protection for shares of Common Stock issued under the Exchange Agreement, whereby such shares receive anti-dilution protection for any shares of capital stock of the Company sold at less than $1.00 per share, solely with respect to the first $6 million of any new sales of securities of the Company.  In addition, all creditors and placement agents provided a release of all claims against the Company with respect to all rights and ownership of the Debt and warrants, in consideration of the shares issued pursuant to this Exchange Agreement. These shares that may potentially be issued are deemed to be indexed to the Company’s own stock, and as such, not subject to derivative accounting.

LION BIOTECHNOLOGIES, INC.
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2013 and 2012 and Period
from September 17, 2007 (Inception) to June 30, 2013
(UNAUDITED)

Stock Purchase Agreement

In addition to the exchange agreement, certain creditors entered into a Stock Purchase Agreement that resulted in the sale of 1,100,000 shares of common stock at a price of $1.00 per share.  Furthermore, certain creditors purchased an additional of 250,000 shares of Common Stock at a purchase price of $1.00 per share under the exchange agreement, resulting in aggregate issuance of 1,350,000 shares of common stock (of which 400,000 shares have yet to be issued) for proceeds to the Company of $1,240,010, net of legal fees of $109,990.

In addition, any investor participating in and purchasing a minimum amount of Common Stock in the financing received, for no further consideration, the number of shares of Common Stock that such Investor would have received in debt or equity transactions if the price per share of Common Stock in prior transactions where they purchase stock or convertible notes would have been $1.00 per share (the “Repricing Issuance”).  As such, the Company issued 2,173,134 shares of common stock to these investors, and reflected the fair value of such shares of $2,173,134 (based on a value of a $1.00 per share) as cost to induce the exchange.

In addition, certain creditors and certain placement agents associated with the Debt, together holding warrants to purchase 40,800 shares of capital stock of the Company exchanged such warrants and received one share of Common Stock in exchange for each share of capital stock of the Company underlying the warrants. All Investors and other parties holding warrants to purchase 81,934 shares of capital stock of the Company exchanged such warrants and received one share of Common Stock in exchange for each share of capital stock of the Company underlying the warrants.  In the aggregate, warrants to acquire 122,734 shares of common stock were cancelled and exchanged for 122,734 shares of common stock, which were valued at $122,734 and reflected as a cost in the accompanying statement of operations.

The Stock Purchase Agreement resulted in the issuance of 3,245,868 shares of common stock.  In addition, one investor paid $400,000 for the right to acquire, at any time and for no additional consideration, up to 400,000 additional shares of common stock. The Stock Purchase Agreement provides for new limited anti-dilution protection for shares of Common Stock issued under the Stock Purchase Agreement, whereby such shares receive anti-dilution protection for any shares of capital stock of the Company sold at less than $1.00 per share, solely with respect to the first $6 million of any new sales of securities of the Company. These shares that may potentially be issued are deemed to be indexed to the Company’s own stock, and as such, not subject to liability accounting.

NOTE 4.  EQUITY RESTRUCTURING

Pursuant to the Restructuring, the Company underwent a significant change in ownership of its shares.  Under the Restructuring, certain creditors, Investors, placement agents and consultants were issued approximately 94% of the Company’s outstanding voting equity interests, with Ayer Capital Partners Master Fund, L.P. together with certain of its affiliates (the “Ayer Funds”) and Bristol Investment Fund, Ltd., together with certain of its affiliates (“Bristol”), owning approximately 41% and 29% respectively of the Company’s outstanding voting securities.  Prior to the Restructuring, control of the Company was widely disseminated among various stockholders, including the Investors.  No single shareholder holds more than 41% of the voting shares after the restructuring.  The Company did not apply push down accounting to financial assets and liabilities as it believes the change was less than the required for push down accounting.

LION BIOTECHNOLOGIES, INC.
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2013 and 2012 and Period
from September 17, 2007 (Inception) to June 30, 2013
(UNAUDITED)

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

Effective as of May 28, 2013, the Company amended its Bylaws to opt out of the Nevada Revised Statutes acquisition of controlling interest provisions 78.378 to 78.3793, inclusive and to provide that a majority of the outstanding voting securities of the Company may fill a vacancy on the Company’s board of directors.

Settlement Mr. Cataldo

On June 19, 2013, the Company entered into a Settlement Agreement and General Release of All Claims (the “Agreement”) with Mr. Anthony Cataldo, the Company’s former chief executive officer (“Cataldo”). Per the Agreement, Mr. Cataldo voluntarily resigned as the Company’s chief executive officer, effective as of June 1, 2013. The Agreement also settles any amounts owed to Mr. Cataldo by the Company, providing that upon the Company achieving its first financing with aggregate proceeds to the Company of greater than $5,000,000 following the date of the Agreement (the “Financing”), the Company shall provide Cataldo with a cash payment equal to $370,000 (“settlement amount”), to be paid out as follows: (a) a payment of $120,000 in cash, less all appropriate federal and state income and employment taxes, payable to Cataldo within ten (10) business days following the closing of the Financing, and (b) a payment of $250,000, less all appropriate federal and state income and employment taxes, payable to Cataldo within ten (10) business days following a closing of the Financing and immediately reinvested by Company on Cataldo’s behalf in the Financing, on the same terms and conditions therein. The Agreement also provides for mutual releases of all claims related in any way to the transactions or occurrences between Cataldo and the Company to date, to the fullest extent permitted by law, including, but not limited to, Cataldo’s employment with Company.

The Company recorded the $370,000 settlement amount to Mr. Cataldo under the caption “Accrued expenses” on the accompanying balance sheet as of June 30, 2013.  No portion of this settlement amount was paid to Mr. Cataldo as of June 30, 2013.

NOTE 5.  DERIVATIVE LIABILITIES

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which did not have fixed settlement provisions were deemed to be derivative instruments.  The convertible notes and warrants issued related to the private placement do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future.  The conversion feature and warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

LION BIOTECHNOLOGIES, INC.
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2013 and 2012 and Period
from September 17, 2007 (Inception) to June 30, 2013
(UNAUDITED)

The Company used the assistance of a valuation specialist due to the complexity in determining the fair value of its derivative liability at December 31, 2012.  As a result of the Company’s inability to pay its debt obligations, the default status of its convertible promissory notes and lack of available working capital at December 31, 2012, for valuation purposes, the Company, with the assistance of the independent valuation expert determined that the effect of the default and insolvent financial condition, as such, the outstanding conversion features and warrants accounted for as derivative upon its issuance had no more value at December 31, 2012.  On May 22, 2013, upon the completed restructuring of the Company’s unregistered debt and equity securities (“financial instruments”) (see Note 3), all financial instruments that were subjected to derivative accounting were converted into shares of the Company’s common stock.  As such, the Company had no derivative liabilities as of June 30, 2013.

NOTE 6.  STOCK OPTIONS AND WARRANTS

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

A summary of the status of stock options at June 30, 2013, and the changes during the six months then ended, is presented in the following table:

LION BIOTECHNOLOGIES, INC.
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2013 and 2012 and Period
from September 17, 2007 (Inception) to June 30, 2013
(UNAUDITED)

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 31, 2012	93,750	107.00	7.7 years	$217,063
Granted
Exercised
Expired/Forfeited

Outstanding at June 30, 2013	93,750	$107.00	7.2 years	$0
Exercisable at June 30, 2013	65,165	$102.00	6.8 years	$0

During the three and six months ended June 30, 2013, the Company recorded compensation costs of $133,032 and $220,418, respectively, relating to the vesting of the stock options discussed above.  During the three and six months ended June 30, 2012, the Company recorded compensation costs of $469,486 and $1,646,712, respectively, relating to the vesting of the stock options.  As of June 30, 2013, the aggregate value of unvested options was $2,956,102, which will continue to be amortized as compensation cost as the options vest over terms ranging from 1 to 5 years, as applicable.  On August 31, 2013, 25,000 options to purchase common stock granted to Mr. Cataldo with unamortized compensation cost of $1,611,698 were forfeited as a result of his resignation as our chief executive officer effective June 1, 2013. See Note 4.

On March 1, 2011, the Company entered into an employment agreement that provided for the grant of options to purchase 25,000 shares of its common stock at an exercise price of $125.00.  The options were to vest as follows: a) 5,000 shares vested immediately and b) 20,000 shares vest in equal monthly installments over the two-year term of the agreement. Neither the Board of Directors nor the Compensation Committee approved the grant the foregoing options. Accordingly, the Company may be obligated to grant these options, but has not done so yet. Therefore, as the grant of these options has not been approved, they are not included in compensation expense or in number of granted options listed as of and for the year ended December 31, 2012 or as of and for the three and six months ended June 30, 2013.

LION BIOTECHNOLOGIES, INC.
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2013 and 2012 and Period
from September 17, 2007 (Inception) to June 30, 2013
(UNAUDITED)

Warrants

A summary of the status of stock warrants at June 30, 2013, and the changes during the six months then ended, is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at December 31, 2012	108,734	$123.00	3.5 years	$-
Issued	15,000
Exercised	(122,734)
Expired	-
Outstanding and exerciseable at June 30, 2013	1,000	$126.00	7.5 years	$-

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

During the six months ended June 30, 2013, the Company recognized a total of $500,000, of CRADA expenses, which was recorded as part of Research and Development expenses in the condensed statement of operations.  As of June 30, 2013 and December 31, 2012, $250,000 and $500,000, respectively, was due under these agreements.

LION BIOTECHNOLOGIES, INC.
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2013 and 2012 and Period
from September 17, 2007 (Inception) to June 30, 2013
(UNAUDITED)

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

During the neither the year ended December 31, 2012  or the six month ended June 30,2013, there were no net sales subject to certain annual minimum royalty payments, a percentage of revenues from sublicensing arrangements.  In addition there were no benchmarks or milestones achieved that would require payment under the lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications.

As of the date of this Quarterly Report, the amount due of $632,292 is currently past due and included in the condensed balance sheet and the Company deemed in default.  The Company has not received any termination notice from the NIH and is currently in discussion to cure the default.

NOTE 8.  RELATED PARTY TRANSACTIONS

Accrued Payroll and Fees

As of June 30, 2013 and December 31, 2012, the Company accrued the unpaid salaries of its officers and fees due to members of the Company’s board of directors in the amount of $758,081 and $395,081 respectively, which is included in Accrued Expenses in the accompanying condensed balance sheet.

Emmes Group Consulting LLC

Effective as of February 15, 2011, the Company entered into a consulting agreement with Emmes Group Consulting LLC, a strategic business consulting firm (“Emmes”). Mr. Schroeder, a former director of the Company, is an Executive Vice President and Managing Director of Emmes and the Emmes Group, Inc. Under the consulting agreement, Emmes agreed to assist and advise us with respect to the development of an overall strategic business plan, the identification of in-licensing therapeutic opportunities, and raising debt and equity capital. In consideration for the foregoing consulting services, we issued to Emmes a ten-year warrant to purchase up to 1,000 shares of our common stock at an exercise price of $126.00 per share. In addition, we agreed to pay Emmes $10,000 per month. The initial term of the consulting agreement expired on May 15, 2011, but continued in accordance with the terms of the consulting agreement for an unspecified term until terminated at any time by either party with or without cause. Effective August 1, 2011, the Company amended the consulting agreement to increase the monthly consulting fee to $20,000, commencing as of July 11, 2011. The amendment also extended the term of the consulting agreement to December 31, 2011.

LION BIOTECHNOLOGIES, INC.
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2013 and 2012 and Period
from September 17, 2007 (Inception) to June 30, 2013
(UNAUDITED)

On February 12, 2012, the Company entered into a Second Amendment to the Consulting Agreement, engaging the Emmes Group as its senior contractor and project manager responsible for the overall management of the design, development, implementation, and installation of our corporate and regulatory compliant information technology infrastructure and systems. The consulting agreement with Emmes Group was terminated in January 2013.

During the six months ended June 30, 2013, the Company recognized a total of $22,412, of consulting expenses from Emmes, which was recorded as part of Operating expenses in the condensed statement of operations.

NOTE 9.  SUBSEQUENT EVENTS

Agreement with Lion Biotechnologies, Inc.

On July 24, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lion Biotechnologies, Inc., a Delaware corporation, and Genesis Biopharma Sub, Inc., our newly formed Delaware subsidiary (“Merger Sub”), and thereby acquired Lion Biopharma (the “Merger”).  In the Merger, Lion Biotechnologies’ stockholders received, in exchange for all of their issued and outstanding shares of common stock, an aggregate of 1,340,000 shares of our Common Stock with a fair value of approximately $6,700,000 for consideration of the merger.  These shares were recorded as an expense in the third quarter of 2013.  In addition, the Lion Biotechnologies stockholders have the ability to receive an additional 1,350,000 shares of Common Stock upon the achievement of certain milestones related to the Company’s financial performance and position.  As part of the Merger, Dr. Manish Singh entered into an employment agreement with us whereby we appointed him as our Chief Executive Officer and Chairman of the Board of the Company.  We also agreed to reconstitute our Board of Directors by appointing Jay Venkatesan and Sanford J. Hillsberg to replace David Voyticky and Paul Kessler as directors on our Board.  These appointments and resignations became effective on September 3, 2013.

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

LION BIOTECHNOLOGIES, INC.
 (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2013 and 2012 and Period
from September 17, 2007 (Inception) to June 30, 2013
(UNAUDITED)

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

Director Stock Awards

On July 24, 2013, the Company entered into a Director Stock Award Agreement (the “Award Agreement”) with each of General Merrill McPeak, Matrix Group International, Inc. (on behalf of David Voyticky) (“Matrix”) and Bristol Capital, LLC (on behalf of Paul Kessler) (“Bristol”) whereby General McPeak, Matrix and Bristol each received 133,532 shares of Common Stock or an aggregate of 400,596 shares with a fair value of approximately $2,002,982 for consideration of services rendered as directors.  The terms of the Award Agreement were approved by a majority of the Company’s stockholders, including a majority of the disinterested stockholders.  The securities issued pursuant the Award Agreement are exempt from registration under Section 4(2) of the Securities Act of 1933 (the “Securities Act”) because, among other reasons, all offerees are “accredited investors” under Section 2(15) of the Securities Act and no general solicitation or public advertisement was conducted in connection with the issuance.  These shares were recorded as an expense in the third quarter of 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2013 and 2012 should be read in conjunction with the notes to those financial statements that are included in Item 1 of Part 1 of this Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.  For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information in the “Risk Factors” section in our Form 10-K for the year ended December 31, 2012. The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

During the three months ended June 30, 2013, there were no net sales that would have required us to make royalty payments, nor were there any benchmarks or milestones achieved that would have required us to make lump sum benchmark royalty payments under the NIH license agreement. During the three months ended June 30, 2013, the Company accrued no direct expense reimbursements, such as legal costs associated with patents, incurred by the NIH in performing on the licensing agreement.  Such costs are reimbursable from the Company to the NIH pursuant to the terms of the licensing agreement.  The entire amount is past due and there is no assurance that we will be able to make the required payment in the future and that the NIH will not exercise its right to terminate the agreement.  The costs are included in Accrued expenses – National Institutes of Health on the accompanying condensed balance sheet and in research and development in the accompanying condensed statement of operations.  Other than the royalties and benchmark expenses as described above and the aforementioned direct expense reimbursements there are no additional future obligations associated with the license.

In 2011 we acquired a worldwide, non-exclusive license for various adoptive cell therapy technologies from the National Institute of Health (NIH), and have entered into a Cooperative Research and Development Agreement with the National Cancer Institute (NCI), pursuant to which we intend to support the in vitro development of improved methods for the generation and selection of autologous tumor-infiltrating lymphocytes (TILs).  Recently, we have been in discussions with the NIH to obtain additional licenses to next generation TIL technologies.  These licensed rights would consist of cells enriched for higher potency that have a lower cost of goods and a shorter manufacturing process.  If we do obtain these license rights, our future license fees and other related costs will increase.  In addition, should be obtain the additional licenses, a Phase I clinical trial is planned at NCI, which will also increase our future operating expenses.  No assurance can be given that we will be able to obtain a license to the next generation technologies, or that we will conduct the planned Phase I clinical trial.

Results of Operations

Revenues

As a development stage company that is currently engaged in the development of therapeutics to fight cancer, we have not yet generated any revenues from our biopharmaceutical business or otherwise since our formation.  We currently do not anticipate that we will generate any revenues during 2013 from the sale or licensing of any products.

Operating Expenses

Operating expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. Operating expenses were $779,260 and $1,376,425 for the three months ended June 30, 2013 and 2012, respectively.  Operating expenses were $1,214,173 and $3,626,558 for the six months ended June 30, 2013 and 2012, respectively.

Our operating expenses during the three months ended June 30, 2013 decreased by $597,165 compared to the three months ended June 30, 2012, primarily as a result of the decrease in non-cash compensation we incurred for the three months ended June 30, 2013 The total amount of such non-cash compensation we incurred during the three months ended June 30, 2013 was $87,386 compared to $469,486 for the three months ended June 30, 2012.

Our operating expenses during the six months ended June 30, 2013 decreased by $2,412,385 compared to the six months ended June 30, 2012, primarily as a result of the decrease in non-cash compensation we incurred for the six months ended June 30, 2013.  The total amount of such non-cash compensation we incurred during the six months ended June 30, 2013 was $133,032 compared to $1,696,712 for the six months ended June 30, 2012.

Research and Development.

Research and development expenses are primarily comprised of amounts payable to (i) the National Institutes of Health under terms of our license agreement, and (ii) NCI under the CRADA.  Research and development costs were $250,000 and $270,000 for the three months ended June 30, 2013 and 2012, respectively.  Research and development costs were $520,000 and $1,156,000 for the six months ended June 30, 2013 and 2012, respectively. Research and development expenses in the 2013 fiscal quarter included the $250,000 quarterly payment we made under the CRADA.  In the quarter ended June 30, 2013, we made the $20,000 annual minimum payments to the NIH under the licensing agreement. In the 2012 fiscal quarter, we made payments of $250,000 under payable under the CRADA and accrued $616,000 of unpaid past prosecution expenses as well as the minimum license royalty payment of $20,000. Our goal is to substantially increase our research and development activities in the near future in order to accelerate the development of our technologies.  However, the amount of our future research and development activities, and the amount of our future expenses, will depend upon the amount of funds that we have available.

Change in fair value of derivative liabilities.

We record the change in fair value of derivatives as other income or expenses.  Derivatives included in these calculations primarily consist of the outstanding options and warrants that we issued as part of various financing activities and common shares underlying our convertible notes payable. There was no change in fair value of derivative liabilities for the three months ended June 30, 2013 compared to a gain of $1,927,839 for the three months ended June 30, 2012. Similarly, there was no change in fair value of derivative liabilities for the six months ended June 30, 2013, compared to loss of ($620,235) for the six months ended June 30, 2012.  The significant loss for the six months ended June 30, 2012 was the result of the volatility of the trading price of our common stock in 2012. The Company used the assistance of a valuation specialist due to the complexity in determining the fair value of its derivative liability at December 31, 2012.  As a result of the Company’s inability to pay its debt obligations, the default status of its convertible promissory notes and lack of available working capital at December 31, 2012, for valuation purposes, the Company, with the assistance of the independent valuation expert determined that the effect of the default and insolvent financial condition, as such, the outstanding conversion features and warrants accounted for as derivative upon its issuance had no more value at December 31, 2012. The significant gain was primarily the result of the decrease in the market price of our stock, $0.02 compared to $1.15, used in the calculation of the fair value at June 30, 2013 compared to June 30, 2012, respectively which offset the increase in the quantity of derivative instruments recorded as of June 30, 2013 compared to June 30, 2012.

Interest expense.

Interest expense represents the amount of interest that accrued on the outstanding interest bearing securities issued by the Company, including the various secured convertible promissory notes.

Interest expense was $104,127 and $110,810 for the three months ended June 30, 2013 and 2012, respectively. Interest expense was $445,743 and $199,282 for the six months ended June 30, 2013 and 2012, respectively. The increase is due to increase in the amount of interest bearing promissory notes that were outstanding in 2013 compared to the amount of such notes accruing interest in 2012.  In addition, the interest rate on the outstanding promissory notes increased in 2013 because the notes were in default and, therefore, those promissory notes accrued interest at the higher default rates of interest.

Net Loss

We had a net loss of $3,429,255 and $327,284 for the three months ended June 30, 2013 and 2012, respectively. Our net loss for the three months ended June 30, 2013 increased compared to the three months ended June 30, 2012 due to non-cash private placement costs of $2,295,868 and  net of decreases in operating expenses, research and development costs and interest expense as described above.

We had a net loss of $4,475,784 and $6,099,963 for the six months ended June 30, 2013 and 2012, respectively. Our net loss for six months ended June 30, 2013 decreased compared to the six months ended June 30, 2012 primarily as a result of the aforementioned the decreases in operating expenses, research and development costs, which was offset the reduction of loss on a change in the fair value of derivative liabilities as well as an increase in non-cash private placement costs of $2,295,868 related to the restructuring effected in May 2013. We anticipate that we will continue to incur losses in the foreseeable future because we will be primarily engaged in research and development activities and we do not anticipate receiving any revenues from our operations.

Liquidity and Capital Resources

As of June 30, 2013, we had $569,581 in cash or cash equivalents on hand, and had a working capital deficiency of $2,790,355.  As of May 24, 2013, all of our outstanding promissory notes were in default and, as a result, bore interest at default rates of interest.  Since most of these notes were secured by a lien on our assets, the lenders could have foreclosed on our assets.  These factors, together with our inability to meet our obligations from current operations and the need to raise additional capital to accomplish our objectives, create a substantial doubt about our ability to continue as a going concern.

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

All of our capital resources since our formation have been derived through the sale of convertible debt and equity securities.  Although we extinguished a substantial amount of liabilities in the Restructuring, we still have substantial other liabilities and obligations, including $632,292 that we still owe the NIH, and no source of on-going revenues.  Accordingly, we will have to raise additional proceeds in the near future to fund our working capital needs, our obligations to the NCI under the CRADA, to pay the NIH obligation, and to repay the other outstanding accrued expenses.  No assurance can be given that we will have access to the capital markets in future, or that financing will be available to us on acceptable terms or otherwise.  Our inability to access the capital markets or obtain acceptable financing could have a material adverse effect on our future operations and financial condition, and could severely threaten our ability to continue as a going concern.

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

Since our inception, we have funded our operations primarily through private sales of equity securities and convertible loans.  These sales of equity and debt securities consisted of the following:

•
In 2010, we raised a total of $1,945,000 from the sale of 145,783 shares of Common Stock (including warrants).  In 2011, we raised a total of $895,000 from the sale of 8,500 shares of Common and five-year Class “C” Warrants to purchase 8,500 shares that exercisable at $125.00 per share.  In February 2012 we raised $250,000 from the sale of Common Stock (including warrants).

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

•
In May 2012, we issued 12% Secured Notes in the aggregate amount of $1,231,000.  These promissory notes were secured by our assets and had a maturity date of December 31, 2012.  In addition, we also agreed to issue to the holders of these promissory notes, for no additional consideration, one-half the number of shares of Common Stock for every dollar funded under the 2012 Secured Notes (or 6,156 shares of Common Stock).

•
In September 2012, we received $250,000 loan, which loan was evidenced by promissory note that is due on demand.  In addition, we also issued, for no additional consideration, a five year, fully vested warrant to purchase 9,434 shares of common stock at $125.00 per share.

•
In January and May 2013, we issued five 18% convertible promissory notes in the aggregate amount of $311,500 that were due upon demand and convertible into shares of our Common Stock at a conversion price of $125.00 per share.

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

Off-Balance Sheet Arrangements

At June 30, 2013, we had no obligations that would require disclosure as off-balance sheet arrangements.

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

Changes in Controls over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As described elsewhere in this Quarterly Report on Form 10-Q, as of May 24, 2013, we were in default on the Senior Secured Notes and 12% Secured Notes.

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