Form 10-Q
period 2013-09-30
Lion Biotechnologies, Inc.
filed 2013-11-14
CIK 1425205

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2013

☐	For the transition period from to .

Commission File Number 000-53127

LION BIOTECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	75-3254381
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

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
Yes ☐No ☑

At November 14, 2013, the issuer has 18,893,211 shares of common stock outstanding.

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
FORM 10-Q
For the Quarter Ended September 30, 2013

PART I.  FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
Condensed Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$129,804	$-
Deposits	5,000	5,000
Prepaid expenses	3,878	2,275
Total Current Assets	138,682	7,275

Property and equipment, net of accumulated depreciation of $13,814 and $8,915	29,944	22,138
Total Assets	$168,626	$29,413

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	1,550,865	1,098,271
Accrued expenses	1,958,220	1,740,220
7% Senior secured convertible promissory notes	-	5,000,000
12% Secured promissory note	-	1,231,250
September 2012 secured promissory note	-	250,000
Accrued interest and penalty	-	2,029,148
Total Current Liabilities	3,509,085	11,348,889

Commitments and contingencies

Stockholders' Deficiency (See Note 9)
Preferred stock, $0.001 par value; 50,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.000041666 par value; 150,000,000 shares authorized,
15,072,911 and 818,806 shares issued and outstanding, respectively	629	34
Common stock to be issued, 303,125 shares	245,153	245,153
Common stock subscribed for, 400,000 shares	400,000	-
Additional paid-in capital	40,582,801	19,119,532
Accumulated deficit	(44,569,042)	(30,684,195)
Total Stockholders' Deficiency	(3,340,459)	(11,319,476)

Total Liabilities and Stockholders' Deficiency	$168,626	$29,413

The accompanying notes are an integral part of these condensed financial statements.

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)
					For the Period from
					September 17, 2007
	For the Three Months Ended		For the Nine Months Ended		(Date of Inception)
	September 30,		September 30,		through
	2013	2012	2013	2012	September 30, 2013

Revenues	$-	$-	$-	$-	$-

Costs and expenses
Operating expenses (including $2,139,927,
$697,671, $2,360,345, $2,357,370 and $9,749,073
in share based compensation costs)	2,459,063	1,377,636	3,673,236	5,003,840	$30,171,274
Cost of Lion transaction	6,700,000	-	6,700,000	-	$6,700,000
Research and development	250,000	250,000	770,000	1,406,000	4,353,045
Impairment of intangible asset	-	-	-	-	160,036
Total costs and expenses	9,409,063	1,627,636	11,143,236	6,409,840	41,384,355

Loss from operations	(9,409,063)	(1,627,636)	(11,143,236)	(6,409,840)	(41,384,355)

Other income (expense)
Interest expense	-	(126,924)	(445,743)	(326,561)	(2,518,959)
Change in fair value of derivative liabilities	-	1,595,933	-	975,698	10,001,955
Amortization of discount on notes	-	-	-	(497,888)	(5,497,888)
Cost to induce exchange transaction	-	-	(2,295,868)	-	(2,295,868)
Financing costs	-	(515,269)	-	(515,269)	(2,873,927)
Total other income (expense)	-	953,740	(2,741,611)	(364,020)	(3,184,687)

Net Loss	$(9,409,063)	$(673,896)	$(13,884,847)	$(6,773,860)	$(44,569,042)

Net Loss Per Share, Basic and Diluted	$(0.66)	$(0.86)	$(1.97)	$(8.66)

Weighted-Average Common Shares
Outstanding, Basic and Diluted	14,152,052	782,931	7,037,510	782,410

The accompanying notes are an integral part of these condensed financial statements.

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
Condensed Statements of Stockholders' Deficiency
For the Nine Months Ended September 30, 2013
(Unaudited)

			Common	Common	Additional		Total
	Common Stock		Stock to	Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Be Issued	Subscribed For	Capital	Deficit	Deficiency

Balance - December 31, 2012	818,806	$34	$ 245,153	$ -	$19,119,532	$(30,684,195)	$(11,319,476)

Common stock issued in settlement of notes payable and accrued interest and penalty	9,267,641	386			9,267,255		9,267,641

Common stock issued for cash under the restructuring	950,000	40		400,000	839,970		1,240,010

Fair value of common stock issued for cancellation of outstanding warrants	122,734	5			122,729		122,734

Fair value of vested stock options and warrants					357,362		357,362

Common stock issued to induce exchange transaction	2,173,134	91			2,173,044		2,173,135

Common stock issued for Lion transaction	1,340,000	56			6,699,944		6,700,000

Common stock issued to directors	400,596	17			2,002,965		2,002,982

Net loss						(13,884,847)	(13,884,847)

Balance - September 30, 2013	15,072,911	$629	$ 245,153	$ 400,000	$40,582,801	$(44,569,042)	$(3,340,459)

The accompanying notes are an integral part of these condensed financial statements.

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
			September 17, 2007
	For the Nine Months Ended		(Date of Inception)
	September 30,		through
	2013	2012	September 30, 2013

Cash Flows From Operating Activities
Net loss	$(13,884,847)	$(6,773,860)	$(44,569,042)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	4,899	4,657	75,185
Impairment of intangible asset	-	-	160,036
Fair value of vested stock options and warrants	357,362	2,357,370	4,793,536
Fair value of common stock and warrants accounted
for as financing costs	-	-	2,986,819
Fair value of vested warrants granted for services	-	-	2,563,647
Amortization of discount on convertible notes	445,743	497,888	5,000,000
Private placement costs	-	515,269	385,000
Change in fair value of derivative liabilities	-	(975,698)	(10,001,955)
Common stock issued to officer for services	-	-	8,010,000
Common stock issued for services	-	50,000	1,298,452
Common stock issued to induce exchange transaction	2,295,868	-	2,295,868
Common stock issued for Lion transaction	6,700,000	-	6,700,000
Common stock issued to directors	2,002,983	-	2,002,983
Fair value of common stock transferred to officer
and director	-	-	1,742,037
Write off of advances to related party	-	-	50,000
Changes in assets and liabilities:
Deposits, prepaid expenses and other assets	(1,603)	24,864	(8,878)
Accounts payable and accrued expenses	670,593	2,058,043	5,983,976
Net Cash Used In Operating Activities	(1,409,002)	(2,241,467)	(10,532,336)

Cash Flows From Investing Activities
Purchases of computer equipment	(12,704)	-	(47,757)
Advances to related party	-	-	(50,000)
Net Cash Used In Investing Activities	(12,704)	-	(97,757)

Cash Flows From Financing Activities
Proceeds from the issuance of convertible notes, net	311,500	-	4,926,500
Proceeds from the issuance of secured promissory notes, net	-	1,481,250	1,481,250
Proceeds from the issuance of common stock	1,240,010	250,000	4,334,010
Due to director	-	-	18,137
Net Cash Provided By Financing Activities	1,551,510	1,731,250	10,759,897
Net Decrease In Cash And Cash Equivalents	129,804	(510,217)	129,804
Cash and Cash Equivalents, Beginning of Period	-	510,217	-
Cash and Cash Equivalents, End of Period	$129,804	$-	$129,804

Supplemental Disclosures of Cash Flow Information:
Derivative liability recorded upon issuance of convertible
notes and warrants	$-	$-	$5,535,310
Derivative liability recorded as offering cost	$-	$182,081	$1,902,998
Common stock issued for intellectual property	$-	$-	$217,408
Forgiveness of debt by director, treated as contribution of capital	$-	$-	$18,137
Common stock issued upon conversion of convertible notes,
accrued interest and penalty	$9,267,641	$-	$9,267,641

The accompanying notes are an integral part of these condensed financial statements.

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2013 and 2012 and Period from
September 17, 2007 (Inception) to September 30, 2013
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

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three and nine months ended September 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.  The balance sheet information as of December 31, 2012 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 23, 2013. These financial statements should be read in conjunction with that report.

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

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2013 and 2012 and Period from
September 17, 2007 (Inception) to September 30, 2013
(UNAUDITED)

Liquidity

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not had any revenue and is in the development stage.  As shown in the accompanying condensed financial statements, the Company has incurred a net loss of $13,884,847 for the nine months ended September 30, 2013 and has used $1,409,002 of cash in its operating activities during the nine months ended September 30, 2013.  As of September 30, 2013, the Company has a stockholders’ deficiency of $44,569,042 and has a working capital deficiency of $3,370,403.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve sustainable revenues and profitable operations. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2012 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties. At September 30, 2013, the Company has not yet commenced any revenue-generating operations and is dependent on debt and equity funding to finance its operations.

As of September 30, 2013, we had $129,804 in cash or cash equivalents on hand, and had a working capital deficiency of $3,370,000.  On November 5, 2013, in a private placement (the “Private Placement”), we issued and sold 3,145,300 shares of common stock, 17,000 shares of Series A Convertible Preferred Stock, and warrants to purchase 11,645,300 shares of common stock for an aggregate purchase price of $23,290,600 in cash.  The net proceeds of the Private Placement are approximately $21,985,007.  As a result of the foregoing financing, as of the date of this Quarterly Report, we have sufficient capital to fund our anticipated operating expenses for at least the next twelve months.

Despite the amount of funds that we raised in the Private Placement, the estimated cost of completing the development of Contego and other possible product candidates, and of obtaining all required regulatory approvals to market those product candidates, is substantially greater than the amount of funds we currently have available.  We believe that our existing cash balances will be sufficient to fund our currently planned level of operations for at least the next twelve months.  We will seek to obtain additional funds through various financing sources, including possible sales of our securities, and in the longer term through strategic alliances with other pharmaceutical or biopharmaceutical companies.

As of September 30, 2013, our long-term obligations consist of the $1,000,000 per year (in quarterly installments of $250,000) obligation to the NCI under the CRADA to support research activities thereunder, and the benchmark payments we are required to make to the NIH based on the development and commercial release of licensed products using the technology underlying the License Agreement.  If we achieve all benchmarks for metastatic melanoma, our current primary focus, up to the product’s first commercial sale in the United States, the total amount of such benchmark payments will be $6,050,000 for the melanoma indication.  Other than the two foregoing contractual obligations to the NCI and the NIH, we had no long-term debt obligations, no capital lease obligations, no material purchase obligations or other similar long-term liabilities.  In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

Inflation and changing prices have had no effect on our continuing operations over our two most recent fiscal years.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Loss per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the three and nine months ended September 30, 2013 and 2012, the calculations of basic and diluted loss per share are the same because inclusion of potential dilutive securities in the computation would have an anti-dilutive effect due to the net losses.

The potentially dilutive securities at September 30, 2013 consist of options to acquire 63,750 shares of the Company’s common stock and warrants to acquire 1,000 shares of common stock.

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2013 and 2012 and Period from
September 17, 2007 (Inception) to September 30, 2013
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

For stock-based derivative financial instruments, the Company used a probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through September 30, 2013.  At December 31, 2012, the Company used the assistance of valuation specialist to determine fair value of the derivative liability. On May 22, 2013, upon the completed restructuring of the Company’s unregistered debt and equity securities (“financial instruments”) (see Note 3), all financial instruments that were subjected to a derivative liability were converted into shares of the Company’s common stock.  As such, the Company had no derivative liabilities as of September 30, 2013.

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

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2013 and 2012 and Period from
September 17, 2007 (Inception) to September 30, 2013
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

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405), “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s unaudited condensed financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force). ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carrforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The company does not expect the adoption of this standard to have a material impact on the Company’s unaudited condensed financial position and results of operations.

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

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2013 and 2012 and Period from
September 17, 2007 (Inception) to September 30, 2013
(UNAUDITED)

Exchange Agreement

Before the Exchange Agreement was entered into on May 22, 2013, the Company had outstanding promissory notes payable, and accrued interest and penalties thereon, in the aggregate amount of $9,267,641.  These obligations arose as follows:

•
From April to July 2012, we entered into Note and Common Stock Subscription Agreement (the “Subscription Agreement”) with accredited investors (collectively, the “Purchasers”) in connection with the subscription by the Purchasers for certain Secured Promissory Notes (the “2012 Secured Notes”) and shares of our common stock.  The 2012 Secured Notes bore interest at 12% per annum and were originally due to mature on June 30, 2012. The note maturity date was amended several times but was in default as of December 31, 2012.  As of December 31, 2012, and on May 22, 2013, the principal balance of these outstanding notes was $1,231,250. In addition, approximately $149,000 of interest and penalties was due as of May 22, 2013.

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

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2013 and 2012 and Period from
September 17, 2007 (Inception) to September 30, 2013
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

In the aggregate, the Stock Purchase Agreement resulted in the issuance of 3,245,868 shares of common stock.  In addition, one investor paid $400,000 for the right to acquire, at any time and for no additional consideration, up to 400,000 additional shares of common stock, which has been reflected as common stock subscribed for in the accompanying condensed balance sheet. The Stock Purchase Agreement provides for limited anti-dilution protection for shares of Common Stock issued under the Stock Purchase Agreement, whereby such shares receive anti-dilution protection for any shares of capital stock of the Company sold at less than $1.00 per share, solely with respect to the first $6 million of any new sales of securities of the Company. These shares that may potentially be issued are deemed to be indexed to the Company’s own stock, and as such, not subject to liability accounting.

NOTE 4.  EQUITY RESTRUCTURING

Pursuant to the Restructuring, the Company underwent a significant change in ownership of its shares.  Under the Restructuring, certain creditors, Investors, placement agents and consultants were issued approximately 94% of the Company’s outstanding voting equity interests, with Ayer Capital Partners Master Fund, L.P. together with certain of its affiliates (the “Ayer Funds”) and Bristol Investment Fund, Ltd., together with certain of its affiliates (“Bristol”), who owned approximately 41% and 29% respectively of the Company’s outstanding voting securities immediately after the Restructuring.  Prior to the Restructuring, control of the Company was widely disseminated among various stockholders, including the Investors.  No single shareholder currently holds more than 41% of the voting shares after the restructuring.  The Company did not apply push down accounting to financial assets and liabilities as it believes the change was less than the required for push down accounting.

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2013 and 2012 and Period from
September 17, 2007 (Inception) to September 30, 2013
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

The Company recorded the $370,000 settlement amount to Mr. Cataldo under accrued expenses on the accompanying balance sheet as of September 30, 2013.  No portion of this settlement amount was paid to Mr. Cataldo as of September 30, 2013.

Agreement with Lion Biotechnologies, Inc.

On July 24, 2013, we entered into an Agreement and Plan of Merger (the “Lion Agreement”) with Lion Biotechnologies, Inc. (“Lion”), a privately owned Delaware corporation, and Genesis Biopharma Sub, Inc., our newly formed Delaware subsidiary.  Lion was a non-operating entity with no assets and liabilities, and their only account balances were the shares held by its two (2) owners.

In the Lion Agreement, Lion’s stockholders received, in exchange for all of their issued and outstanding shares of common stock, an aggregate of 1,340,000 shares of our Common Stock with a fair value of $6,700,000. The acquisition was done to acquire access to technical and managerial resources to build our current and future products, which we believed would enhance or future operations and enable us to obtain additional funding. The technical resources that we acquired included access to next generation T-cell technologies (including term sheets for such technologies), access to cancer vaccine technologies that Lion was evaluating at Harvard University, NIH, Baylor University and other institutions, and other proprietary technologies and ideas on novel T-cell manufacturing technologies that Lion was designing. The value of these shares was recognized and recorded as an expense in the third quarter ended September 30, 2013.  In addition, the Lion stockholders have the ability to receive an additional 1,350,000 shares of Common Stock upon the achievement of certain milestones related to the Company’s financial performance and position.  As part of the Lion Agreement, Dr. Manish Singh entered into an employment agreement with us whereby we appointed him as our Chief Executive Officer and Chairman of the Board of the Company.  We also agreed to reconstitute our Board of Directors by appointing Jay Venkatesan and Sanford J. Hillsberg to replace David Voyticky and Paul Kessler as directors on our Board.  These appointments and resignations became effective on September 3, 2013.

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2013 and 2012 and Period from
September 17, 2007 (Inception) to September 30, 2013
(UNAUDITED)

In connection with his appointment as Chief Executive Officer and Chairman of the Board, we entered into an employment agreement with Dr. Singh pursuant to which we were required to pay Dr. Singh an annual base salary of $34,000 until this Company raised at least $1,000,000 in additional financing.  Effective November 6, 2013, upon the closing of a private placement with proceeds of $23.3 million to the Company (see Note 9), Dr. Singh’s annual salary increased to $350,000.  In addition to his base salary, Dr. Singh will be eligible to participate in the Company’s annual incentive compensation program, with a target potential bonus of 30% of Dr. Singh’s salary, conditioned upon the satisfaction of individual and company objectives.  Dr. Singh is also entitled to health and other benefits programs and, on July 24, 2014, he will become eligible to receive stock option grants under the Company’s stock option plan.

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

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2013 and 2012 and Period from
September 17, 2007 (Inception) to September 30, 2013
(UNAUDITED)

NOTE 5  DERIVATIVE LIABILITIES

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

The Company used the assistance of a valuation specialist to determine the fair value of its derivative liability at December 31, 2012.  As a result of the Company’s inability to pay its debt obligations, the default status of its convertible promissory notes and lack of available working capital at December 31, 2012, for valuation purposes, the Company, with the assistance of the independent valuation expert determined that the effect of the default and insolvent financial condition, as such, the outstanding conversion features and warrants accounted for as derivative upon its issuance had no more value at December 31, 2012.  On May 22, 2013, upon the completed restructuring of the Company’s unregistered debt and equity securities (“financial instruments”) (see Note 3), all financial instruments that were subjected to derivative accounting were converted into shares of the Company’s common stock.  As such, the Company had no derivative liabilities as of September 30, 2013.

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

A summary of the status of stock options at September 30, 2013, and the changes during the nine months then ended, is presented in the following table:

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2013 and 2012 and Period from
September 17, 2007 (Inception) to September 30, 2013
(UNAUDITED)

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 31, 2012	93,750	$107.0	7.7 years	$217,063
Granted
Exercised
Expired/Forfeited	(30,000)	$125.0
Outstanding at September 30, 2013	63,750	$101.8	6.5 years	$39,388
Exercisable at September 30, 2013	49,188	$93.8	6.0 years	$0

During the three and nine months ended September 30, 2013, the Company recorded compensation costs of $136,944 and $357,362, respectively, relating to the vesting of the stock options discussed above.  During the three and nine months ended September 30, 2012, the Company recorded compensation costs of $697,671 and $2,357,370, respectively, relating to the vesting of the stock options.  As of September 30, 2013, the aggregate value of unvested options was $1,206,495, which will continue to be amortized as compensation cost as the options vest over terms ranging from 1 to 5 years, as applicable.  On August 31, 2013, 25,000 options to purchase common stock granted to Mr. Cataldo with unamortized compensation cost of $1,611,698 were forfeited as a result of his resignation as our chief executive officer effective June 1, 2013. See Note 4.

On March 1, 2011, the Company entered into an employment agreement that provided for the grant of options to purchase 25,000 shares of its common stock at an exercise price of $125.00.  The options were to vest as follows: a) 5,000 shares vested immediately and b) 20,000 shares vest in equal monthly installments over the two-year term of the agreement. Neither the Board of Directors nor the Compensation Committee approved the grant of the foregoing options. Accordingly, the Company may be obligated to grant these options, but has not done so yet. Therefore, as the grant of these options has not been approved, they are not included in compensation expense or in number of granted options listed as of and for the year ended December 31, 2012 or as of and for the three and nine months ended September 30, 2013.

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2013 and 2012 and Period from
September 17, 2007 (Inception) to September 30, 2013
(UNAUDITED)

Warrants

A summary of the status of stock warrants at September 30, 2013, and the changes during the nine  months then ended, is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at December 31, 2012	108,734	$123.00	3.5 years	$-
Issued	15,000
Exercised	(122,734)
Expired	-
Outstanding and exercisable at September 30, 2013	1,000	$126.00	7.4 years	$-

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

During the nine months ended September 30, 2013, the Company recognized a total of $750,000 of CRADA expenses, which was recorded as part of Research and Development expenses in the condensed statement of operations.  As of September 30, 2013 and December 31, 2012, $250,000 and $500,000, respectively, was due under these agreements.

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2013 and 2012 and Period from
September 17, 2007 (Inception) to September 30, 2013
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

During the year ended December 31, 2012 and the nine months ended September 30, 2013, there were no net sales subject to certain annual minimum royalty payments, a percentage of revenues from sublicensing arrangements.  In addition there were no benchmarks or milestones achieved that would require payment under the lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications.

As of the date of this Quarterly Report, the amount due of $632,292 is currently past due and included in the condensed balance sheet and the Company deemed in default.

NOTE 8.  RELATED PARTY TRANSACTIONS

Accrued Payroll and Fees

As of September 30, 2013 and December 31, 2012, the Company accrued the unpaid salaries of its officers and fees due to members of the Company’s board of directors in the amount of $798,081 and $395,081 respectively, which is included in Accrued Expenses in the accompanying condensed balance sheet.

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

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2013 and 2012 and Period from
September 17, 2007 (Inception) to September 30, 2013
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

During the nine months ended September 30, 2013, the Company recognized a total of $22,412 of consulting expenses from Emmes, which was recorded as part of operating expenses in the condensed statement of operations.

NOTE 9.  SUBSEQUENT EVENTS

Private Placement

On November 5, 2013, the Company received gross proceeds of $23,290,600 from the sale of its securities in a private placement (the “Private Placement”) to the institutional and other accredited investors (each, an “Investor” and collectively, the “Investors”).  At the closing, the Company issued (i) 3,145,300 shares of the Company’s common stock (“Common Stock”), (ii) 17,000 shares of its new Series A Convertible Preferred Stock (the “Series A Preferred”), and (iii) warrants (“Warrants”) to purchase a total of 11,645,300 shares of Common Stock.  The purchasers of Common Stock received warrants to purchase the same number of shares of Common Stock as such Investors purchased in the Private Placement, and the Investors who purchased shares of Series A Convertible Preferred Stock received warrants to purchase the number of shares of Common Stock into which the Series A Preferred is initially convertible.  The purchase price of each Common Stock/Warrant unit was $2.00, and the purchase price of each Series A Convertible Preferred Stock/Warrants unit was $1,000.  The offer and sale of the foregoing securities under the Securities Purchase Agreement was not a “public offering” as referred to in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and was intended meet the requirements to qualify for exemption under Rule 506(b) of Regulation D promulgated under the Securities Act.

The Company believes that in accordance with current accounting requirements, the fair value of the conversion feature of the Series A Preferred Stock and the fair value of the warrants issued with the Series A Preferred Stock will approximate $15,594,000 and will be recorded as deemed dividend to the Preferred Shareholders at issuance. The valuation will be calculated based on fair value of the conversion feature and warrants based upon a Black - Scholes option pricing model.

The terms of the Series A Convertible Preferred Stock and Warrants are as follows:

Series A Convertible Preferred Stock

A total of 17,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) have been authorized for issuance under the Certificate Of Designation Of Preferences And Rights Of Series A Convertible Preferred Stock (the “Certificate of Designation”).  The shares of Series A Preferred Stock have a stated value of $1,000 per share and are initially convertible into shares of Common Stock at a price of $2.00 per share (subject to adjustment as described below).  Under the Certificate of Designation, the holders of the Series A Preferred Stock have the following rights, preferences and privileges:

The Series A Preferred Stock may, at the option of the Investor, be converted at any time or from time to time into fully paid and non-assessable shares of Common Stock at the conversion price in effect at the time of conversion; provided, that a holder of Series A Preferred Stock may at any given time convert only up to that number of shares of Series A Preferred Stock so that, upon conversion, the aggregate beneficial ownership of the Company’s Common Stock (calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended) of such Investor and all persons affiliated with such Investor, is not more than 4.99% of the Company’s Common Stock then outstanding (subject to adjustment up to 9.99% solely at the Investor’s discretion upon 60 days’ prior notice).  The number of shares into which one share of Series A Preferred Stock shall be convertible is determined by dividing the stated value of $1,000 per share by the initial Conversion Price.  The "Conversion Price" per share for the Series A Preferred Stock is initially equal to $2.00 (subject to appropriate adjustment for certain events, including stock splits, stock dividends, combinations, recapitalizations or other recapitalizations affecting the Series A Preferred Stock).

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2013 and 2012 and Period from
September 17, 2007 (Inception) to September 30, 2013
(UNAUDITED)

The Series A Preferred Stock will automatically be converted into Common Stock at the then applicable Conversion Price (i) upon the written consent of the Investors holding at least a majority of the outstanding shares of Series A Preferred Stock or (ii) if required by the Company for the Company to list its Common Stock on a national securities exchange; provided, any such conversions will continue to be limited by, and subject to the beneficial ownership conversion limitations set forth above.

Except as otherwise required by law, the holders of shares of Series A Preferred Stock shall not have the right to vote on matters that come before the stockholders; provided, that the Company will not, without the prior written consent of a majority of the outstanding Series A Preferred Stock: (i) amend, alter, or repeal any provision of the Articles of Incorporation (including the Certificate of Designation setting forth the rights of the Series A Preferred Stock) or Bylaws in a manner adverse to the Series A Preferred Stock; (ii) create or authorize the creation of or issue any other security convertible into or exercisable for any equity security, having rights, preferences or privileges senior to or on parity with the Series A Preferred Stock, or increase the authorized number of shares of Series A Preferred Stock; (iii) issue or sell any equity or debt securities for one year after the initial sale of the Series A Preferred Stock, subject to certain specified and other customary exceptions; or (iv) enter into any agreement with respect to any of the foregoing.

In the event of any dissolution or winding up of the Company, whether voluntary or involuntary, the proceeds shall be paid pari passu among the holders of the shares of Common Stock and Preferred Stock, pro rata based on the number of shares held by each such holder, treating for this purpose all such securities as if they had been converted to Common Stock.

The Company may not declare, pay or set aside any dividends on shares of any class or series of capital stock of the Company (other than dividends on shares of Common Stock payable in shares of Common Stock) unless the holders of the Series A Preferred Stock shall first receive, or simultaneously receive, an equal dividend on each outstanding share of Series A Preferred Stock.

Warrants.

Each Warrant entitles the Investor to purchase the number of shares of Common Stock purchased by such Investor in the Private Placement or into the number of shares into which such Investor’s Series A Preferred Stock is initially convertible.  The Warrants are exercisable in whole or in part, at an initial exercise price per share of $2.50, and may be exercised in a cashless exercise if, after six months, there is no effective Registration Statement registering, or no current prospectus available for, the resale of the Warrant shares.  The exercise price and number of shares of Common Stock issuable under the Warrants are subject to adjustments for stock dividends, splits, combinations and similar events. The Warrants may be exercised at any time upon the election of the holder, beginning on the date of issuance and ending on the fifth anniversary of the date of issuance.

Registration Rights Agreement.

The Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors, which sets forth the rights of the Investors to have their shares of Common Stock purchased in the Private Placement and the shares of Common Stock issuable upon (i) the conversion of the Series A Preferred Stock and (ii) the exercise of the Warrants, registered with the Securities and Exchange Commission (the “SEC”) for public resale under the Securities Act.

Pursuant to the Registration Rights Agreement, the Company is required to file a registration statement with the SEC (the “Registration Statement”) within 30 days of the closing of the Private Placement, registering the total number of shares of Common Stock purchased in the Private Placement and the shares of Common Stock issuable upon exercise of the Warrants. The Company will be required to have the Registration Statement declared effective within 90 days after the filing of the Registration Statement. The Company will also be required to maintain the effectiveness of the Registration Statement until the earlier to occur of (i) the date on which all of the registrable securities covered by the Registration Rights Agreement have been sold; or (ii) transferred in a manner that they may be resold without subsequent registration under the Securities Act.

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2013 and 2012 and Period from
September 17, 2007 (Inception) to September 30, 2013
(UNAUDITED)

The Registration Rights Agreement further provides that in the event that (i) the Company has not filed the Registration Statement or a final prospectus within the prescribed time period, (ii) the SEC has not declared effective the Registration Statement within the prescribed time period, and (iii) the Registration Statement ceases to be effective and available to the investors under certain circumstances, the Company shall pay to the holders of registrable securities, on the occurrence of each such event and on each monthly anniversary thereof until the applicable event is cured, an amount in cash equal to 1.0% of the aggregate amount invested by such Purchaser pursuant to the Purchase Agreement for each 30-day period or pro rata for any portion thereof following the date by which such Registration Statement should have been effective.

Earn Out Shares.

On July 24, 2013, the Company acquired Lion Biotechnologies, Inc., a Delaware corporation, in a merger that also obligated the Company to issue to the Lion Biotechnologies’ former stockholders an additional 1,350,000 shares of Common Stock upon the achievement of certain milestones related to the Company’s market capitalization and amount of capital the Company raises.  As a result of the Private Placement that was completed on November 5, 2013, the Company was required to issue a total of 675,000 shares of Common Stock to the Lion Biotechnologies’ former stockholders.  These additional shares were issued on November 11, 2013, and the Company estimated their fair value at that date to be $2,531,250.

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2013 and 2012 and Period from
September 17, 2007 (Inception) to September 30, 2013
(UNAUDITED)

Proforma Financials

The following proforma balance sheet as of September 30, 2013, shows adjustments to the accounting for the Private Placement and the other subsequent events described above as if such events had occurred on September 30, 2013.

	September 30, 2013			September 30, 2013
			Pro-forma
	(As Reported)		Adjustments	Proforma (Unaudited)
Assets
Cash and cash equivalents	$129,804	(1)	21,985,007	$22,114,811
Prepaid expenses & others	8,878			8,878
Computer equipment	29,944			29,944
Total Assets	$168,626		21,985,007	$22,153,633

Liabilities and Stockholders' (Deficiency) Equity

Accounts Payable	$1,550,865		-	$1,550,865
Accrued Expenses	1,958,220		-	1,958,220
Total Liabilities	3,509,085		-	3,509,085

Preferred Stock		(1)	17	17

Common stock	645,782	(1)	131
		(2)	28	645,941

Additional Paid In Capital	40,582,801	(1)	16,999,983
		(1)	6,290,469
		(1)	(1,305,593)
	-	(1)	15,694,407
		(2)	2,531,222	80,793,289

Accumulated deficit	(44,569,042)	(1)	(15,694,407)
		(2)	(2,531,250)	(62,794,699)

Total Stockholders' (Deficiency) Equity	(3,340,459)		21,985,007	18,644,548

Total Liabilities and Stockholders (Deficiency) Equity	$168,626		21,985,007	$22,153,633

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2013 and 2012 and Period from
September 17, 2007 (Inception) to September 30, 2013
(UNAUDITED)

1 - To record issuance of 17,000 shares of preferred stock and 3,145,300 shares of common stock for cash of $23,290,600, less costs incurred of $1,305,593 for net proceeds of $21,985,007.  The Company determined that the fair value of the conversion feature of the preferred stock and the warrants issued the preferred shareholders was $15,594,407 and recorded such amount as a deemed dividend to preferred shares.

2 - To record issuance of 675,000 shares of common stock with a fair value of $2,531,250 pursuant to the agreement with Lion Biotechnologies, Inc.

On a proforma basis, the Company would have had 18,893,211 shares of its common stock outstanding at September 30, 2013, and loss per share for the nine months ending September 30, 2013 would have been $0.73 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2013 and 2012 should be read in conjunction with the notes to those financial statements that are included in Item 1 of Part 1 of this Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.  For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information in the “Risk Factors” section in our Form 10-K for the year ended December 31, 2012. The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

During the three months ended September 30, 2013, there were no net sales that would have required us to make royalty payments, nor were there any benchmarks or milestones achieved that would have required us to make lump sum benchmark royalty payments under the NIH license agreement. During the three months ended September 30, 2013, the Company accrued no direct expense reimbursements for cost incurred by the NIH, such as legal costs associated with patents, under the licensing agreement.  However, as of September 30, 2013 we still owed the NIH $632,292 for fees that were incurred in 2011.  These costs are included in “Accrued Expenses – National Institutes of Health” on the accompanying condensed balance sheet and in research and development in the accompanying condensed statement of operations.

In 2011 we acquired a worldwide, non-exclusive license for various adoptive cell therapy technologies from the NIH, and we have entered into a Cooperative Research and Development Agreement with the National Cancer Institute (NCI), pursuant to which we intend to support the in vitro development of improved methods for the generation and selection of autologous tumor-infiltrating lymphocytes (TILs).  Recently, we have been in discussions with the NIH to obtain additional licenses to next generation TIL technologies.  These licensed rights would consist of cells enriched for higher potency that have a lower cost of goods and a shorter manufacturing process.  If we do obtain these license rights, our future license fees and other related costs will increase.  In addition, should be obtain the additional licenses, a Phase I clinical trial is planned at NCI, which will also increase our future operating expenses.  No assurance can be given that we will be able to obtain a license to the next generation technologies, or that we will conduct the planned Phase I clinical trial.

In order to fund our operating expenses, including our expected research and development expenses, the payments due under the license agreement with the NIH, and the payments due to the NCI under the CRADA, we raised a total of $23,290,600 on from the sale of our securities.  On November 5, 2013, we issued and sold an aggregate of 3,145,300 shares of our common stock, 17,000 shares of a new series of preferred stock designated as “Series A Convertible Preferred Stock,” and warrants to purchase an aggregate of 11,645,300 shares of common stock for an aggregate purchase price of $23,290,600 in cash.

Results of Operations

Revenues

As a development stage company that is currently engaged in the development of therapeutics to fight cancer, we have not yet generated any revenues from our biopharmaceutical business or otherwise since our formation.  We currently do not anticipate that we will generate any revenues during 2013 from the sale or licensing of any products.

Operating Expenses

Operating expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. Operating expenses were $2,459,000 and $1,377,000 for the three months ended September 30, 2013 and 2012, respectively.  Operating expenses were $3,673,000 and $5,004,000 for the nine months ended September 30, 2013 and 2012, respectively.

Our operating expenses during the three months ended September 30, 2013 increased by $1,082,000 compared to the three months ended September 30, 2012, primarily as a result of the increase in non-cash compensation we incurred for the three months ended September 30, 2013. The total amount of such non-cash compensation we incurred during the three months ended September 30, 2013 was $2,140,000 compared to $698,000 for the three months ended September 30, 2012.

Research and Development.

Research and development expenses are primarily comprised of amounts payable to (i) the National Institutes of Health under terms of our license agreement, and (ii) the NCI under the CRADA.  Research and development costs were $250,000 for both of the three month periods ended September 30, 2013 and 2012, respectively.  Research and development costs were $770,000 and $1,406,000 for the nine months ended September 30, 2013 and 2012, respectively. Research and development expenses in the 2013 fiscal quarter included the $250,000 quarterly payment we made under the CRADA.  In the quarter ended June 30, 2013, we made the $20,000 annual minimum payment to the NIH under the licensing agreement. In the 2012 fiscal quarter, we made payments of $750,000 payable under the CRADA and accrued $616,000 of unpaid past prosecution expenses. Our goal is to substantially increase our research and development activities in the near future in order to accelerate the development of our technologies.  However, the amount of our future research and development activities, and the amount of our future expenses, will depend upon the amount of funds that we have available.

Change in fair value of derivative liabilities.

We record the change in fair value of derivatives as other income or expenses.  Derivatives included in these calculations primarily consist of the outstanding options and warrants that we issued as part of various financing activities and common shares underlying our convertible notes payable. There was no change in fair value of derivative liabilities for the three months ended September 30, 2013 compared to a gain of $1,596,000 for the three months ended September 30, 2012. Similarly, there was no change in fair value of derivative liabilities for the nine months ended September 30, 2013, compared to gain of $976,000 for the nine months ended September 30, 2012.  The Company used the assistance of a valuation specialist to determine the fair value of its derivative liability at December 31, 2012.  As a result of the Company’s inability to pay its debt obligations, the default status of its convertible promissory notes and lack of available working capital at December 31, 2012, for valuation purposes, the Company, with the assistance of the independent valuation expert determined that the effect of the default and insolvent financial condition, as such, the outstanding conversion features and warrants accounted for as derivative liability upon its issuance had no more value at December 31, 2012. The significant gain was primarily the result of the decrease in the market price of our stock, $0.02 compared to $1.15, used in the calculation of the fair value at September 30, 2013 compared to September 30, 2012, respectively which offset the increase in the quantity of derivative instruments recorded as of September 30, 2013 compared to September 30, 2012.

Interest expense.

Interest expense represents the amount of interest that accrued on the outstanding interest bearing securities issued by the Company, including the various secured convertible promissory notes.

We did not incur any interest expense for the three months ended September 30, 2013 because all interest bearing instruments were extinguished in the Restructuring that occurred in the second quarter of 2013.  During the three month period ended September 30, 2012, we incurred $127,000 of interest expense on the various outstanding convertible promissory notes.  Interest expense was $446,000 and $327,000 for the nine months ended September 30, 2013 and 2012, respectively.  Interest expense increased in the nine months ended September 30, 2013 compared to the same period in 2012 due to increase in the amount of interest bearing promissory notes that were outstanding in 2013 compared to the amount of such notes accruing interest in 2012, and due to the higher interest rate on such notes.  In 2013, the outstanding promissory notes were in default and, as a result, accrued interest at the higher default rates of interest.

Net Loss

We had a net loss of $9,409,000 and $674,000 for the three months ended September 30, 2013 and 2012, respectively. Our net loss for the three months ended September 30, 2013 increased compared to the three months ended September 30, 2012 due non-cash compensation of $2,140,000 and cost of the exchange transaction of 46,700,000 and net of decreases in research and development costs and interest expense as described above.

We had a net loss of $13,885,000 and $6,774,000 for the nine months ended September 30, 2013 and 2012, respectively. Our net loss for nine months ended September 30, 2013 decreased compared to the nine months ended September 30, 2012 primarily as a result of the aforementioned increases in operating expenses, research and development costs, which was offset by the reduction of loss on a change in the fair value of derivative liabilities as well as an increase in non-cash private placement costs of $2,295,868 related to the restructuring effected in May 2013. We anticipate that we will continue to incur losses in the foreseeable future because we will be primarily engaged in research and development activities and we do not anticipate receiving any revenues from our operations.

Liquidity and Capital Resources

As of September 30, 2013, we had $129,804 in cash or cash equivalents on hand, and had a working capital deficiency of $3,370,000.  On November 5, 2013, in a private placement (the “Private Placement”), we issued and sold 3,145,300 shares of common stock, 17,000 shares of Series A Convertible Preferred Stock, and warrants to purchase 11,645,300 shares of common stock for an aggregate purchase price of $23,290,600 in cash.  The net proceeds of the Private Placement were approximately $21,985,000.  As a result of the foregoing financing, as of the date of this Quarterly Report, we have sufficient capital to fund our anticipated operating expenses for at least the next twelve months.

Despite the amount of funds that we raised in the Private Placement, the estimated cost of completing the development of Contego and other possible product candidates, and of obtaining all required regulatory approvals to market those product candidates, is substantially greater than the amount of funds we currently have available.  We believe that our existing cash balances will be sufficient to fund our currently planned level of operations for at least the next twelve months.  We will seek to obtain additional funds through various financing sources, including possible sales of our securities, and in the longer term through strategic alliances with other pharmaceutical or biopharmaceutical companies.

As of September 30, 2013, our long-term obligations consist of the $1,000,000 per year (in quarterly installments of $250,000) obligation to the NCI under the CRADA to support research activities thereunder, and the benchmark payments we are required to make to the NIH based on the development and commercial release of licensed products using the technology underlying the License Agreement.  If we achieve all benchmarks for metastatic melanoma, our current primary focus, up to the product’s first commercial sale in the United States, the total amount of such benchmark payments will be $6,050,000 for the melanoma indication.  Other than the two foregoing contractual obligations to the NCI and the NIH, we had no long-term debt obligations, no capital lease obligations, no material purchase obligations or other similar long-term liabilities.  In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

Inflation and changing prices have had no effect on our continuing operations over our two most recent fiscal years.

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405), “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s unaudited condensed financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force). ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carrforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The company does not expect the adoption of this standard to have a material impact on the Company’s unaudited condensed financial position and results of operations.

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

Off-Balance Sheet Arrangements

At September 30, 2013, we had no obligations that would require disclosure as off-balance sheet arrangements.

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

Changes in Controls over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Lion Biotechnologies, Inc.

November 14, 2013	By:	/s/ Manish Singh
Manish Singh
Chief Executive Officer (Principal Executive Officer)

November 14, 2013	By:	/s/ Michael Handelman
Michael Handelman
Chief Financial Officer (Principal Financial and Accounting Officer)