Form 10-K
period 2013-12-31
Lion Biotechnologies, Inc.
filed 2014-03-28
CIK 1425205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from __________ to __________

Commission file number: 000-53127

Lion Biotechnologies, Inc.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, $0.000041666 par value per share, on June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $26,665,000.  As of March 27, 2014, there were 22,058,959 shares of the registrant’s common stock outstanding.

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

References in this Annual Report to “we,” “us,” “our” or the “company” refer to this company, now known as Lion Biotechnologies, Inc.  We are a Nevada corporation that, until September 26, 2013, was known as Genesis Biopharma, Inc.

All references to the number of shares issued or outstanding in this Annual Report, and all per share and other similar data, reflect a 1-for-100 reverse stock split that we effected on September 26, 2013.

Overview

Lion Biotechnologies, Inc. is an emerging biotechnology company focused on developing and commercializing adoptive cell therapy (ACT) using autologous tumor infiltrating lymphocytes (TILs) for the treatment of metastatic melanoma and other solid cancers.  ACT utilizes T-cells harvested from a patient to treat cancer in that patient.  TILs, a kind of anti-tumor T-cell that are naturally present in a patient’s tumors, are collected from individual patient tumor samples. The TILs are then activated and expanded ex vivo and then infused back into the patient to fight their tumor cells.

ACT using TILs was developed by Dr. Steven Rosenberg, Chief of Surgery at the National Cancer Institute (NCI).  We have (i) acquired a worldwide, non-exclusive license for various adoptive cell therapy technologies from the National Institutes of Health (NIH), an agency of the United States Public Health Service within the Department of Health and Human Services, and (ii) entered into a Cooperative Research and Development Agreement (CRADA) with the NCI, pursuant to which we intend to support the in vitro development of improved methods for the generation and selection of TILs, develop approaches for large-scale production of TILs, and conduct clinical trials using these improved methods of generating TILs for the treatment of metastatic melanoma.  Currently, we are also in discussions with the NIH to license additional rights to next generation T-cell technology that may have higher potency, persist over a longer period of time, require fewer cells, and have a lower manufacturing cost.  However, no assurance can be given that we will be able to license these additional rights.

TIL therapy is presently available as a physician-sponsored investigational therapy for the treatment of metastatic melanoma at several institutions, including the NCI, MD Anderson Cancer Center, and the H. Lee Moffitt Cancer & Research Institute.  Although we are sponsoring development of TILs at NCI and work closely with some of the physicians involved in developing these technologies at other institutions, we are not direct sponsors of the clinical trials at these other institutions.   Clinical trials in small patient populations at different institutions show that durable response rates can be observed in approximately half of metastatic melanoma patients treated with TIL therapy.  Complete responses can be seen in about 10% of metastatic melanoma patients treated with TILs.

Unfortunately, manufacturing TILs is currently labor intensive, costly, and time-consuming, which has limited its widespread application. We have entered into a Manufacturing Services Agreement with Lonza Walkersville, Inc. (Lonza) pursuant to which Lonza has agreed to manufacture, package, ship and handle quality assurance and quality control of our TIL therapy.  Lonza has commenced developing a commercial-scale manufacturing process for the TIL therapy. Our goal is to develop and establish a manufacturing process for the large-scale production of TILs that is in accord with current Good Manufacturing Practices (cGMP). By providing centralized manufacturing, we believe TIL therapy can be more widely available to a larger number of cancer patients.

Over the past 2 ½ years, we have worked with NCI to develop new systems for large scale manufacturing of TILs as well as to transfer the manufacturing process to Lonza for further development. In addition, the NCI, under our CRADA, is currently continuing to test TILs in metastatic melanoma patients either alone, or in combination with other therapeutic agents.  This work has been supported by research payments of $2.75 million that we have made to the NCI over the last 2 ½ years under the CRADA.

We expect it will take approximately 12-18 months and will cost at least $3-4 million to develop the  more robust manufacturing process that is needed before we can initiate a Phase 3 clinical trial in 2015.  Initiation of this Phase 3 clinical trial is dependent on FDA’s agreement with our clinical trial plans as well as validation of our manufacturing and testing processes.  Since we completed a $23.3 million private placement in November 2013, we believe that we have sufficient funds to reach the Phase 3 trial stage. The cost of a Phase 3 registration trial, however, is estimated to be at least $30-35 million, and will require us to treat 300 or more patients and will take at least three years to complete.  Although we believe that we have sufficient capital to fund our anticipated research and development and working capital needs for at least the next 12 months, we do not have sufficient funds for the Phase 3 registration trial and, therefore, will have to raise additional capital to complete the trial.

We are a development stage company that out-sources its research and development activities.  We currently have only five full time employees.  To date, we have not generated any revenues.  From the date of our inception through December 31, 2013, we have incurred net losses of $64,527,000.  In November 2013 we completed a $23.3 million sale of our securities.  Accordingly, we believe that we have sufficient capital to fund our anticipated research and development and working capital needs for at least the next 12 months.

Company History

We filed our original Articles of Incorporation with the Secretary of State of Nevada on September 17, 2007.  Until March 2010, we were an inactive company known as Freight Management Corp. On March 15, 2010, we changed our name to Genesis Biopharma, Inc., and in 2011 we commenced our current business.  On September 26, 2013, we amended and restated our Articles of Incorporation to, among other things, change our name to Lion Biotechnologies, Inc., effect a 1-for-100 reverse stock split (pro-rata reduction of outstanding shares) of our common stock, increase (after the reverse stock split) the number of our authorized number of shares of common stock to 150,000,000 shares, and authorize the issuance of 50,000,000 shares of “blank check” preferred stock, $0.001 par value per share.  On July 24, 2013, we acquired Lion Biotechnologies, Inc., a Delaware corporation, and, in September 2013, we changed our name to Lion Biotechnologies, Inc.

Our principal executive offices are located at 21900 Burbank Boulevard, 3rd Floor, Woodland Hills, California 91367, and our telephone number at that address is (818) 992-3126. Our website is located at www.lionbio.com. Information on our website is not, and should not be considered, part of this Annual Report.

Technology and Proposed Products; Regulatory Strategy

Patients undergoing TIL therapy must have their tumors surgically resected and then shipped to a designated manufacturing facility, where the TILs are isolated, activated, and expanded to billions in vitro, away from cancer’s immune-suppressing effects.  These highly activated, potent TILs are then infused back into the patient, who has been preconditioned to remove all suppressive influences.  The TILs are infused into the patient with interleukin-2 (IL-2) to stimulate the immune system.

Results from early stage clinical trials conducted in small patient populations at various institutions, including the NCI, MD Anderson Cancer Center, and the H. Lee Moffitt Cancer & Research Institute, show that about half of metastatic melanoma patients refractory to other treatments and treated with TILs experienced an objective response, showing tumor shrinkage.  Complete responses, where all of the tumor was eradicated, occurred in approximately 10% of those patients.  Responses were durable, lasting as long as 6.9 years and were observed at multiple sites where metastasis was present.

With TIL therapy, after the patient’s metastatic melanoma tumor has been surgically resected at the patient’s hospital, the tumor will be sent to our designated manufacturing facility for manufacturing of TILs.  The autologous TILs are then isolated from the patient’s metastatic melanoma tumor.  This population of autologous TILs is then multiplied ex vivo to greater than 20-50 billion TILs under conditions that overcome the immunosuppressive influences that exist in the cancer patient due to the presence of their cancer. Six to eight days prior to infusion of the TILs, the patient returns to the hospital and is administered a nonmyeloablative chemotherapeutic regimen to remove any lymphoid and myeloid suppressor cells present in the patient’s immune system. Once the TILs have been multiplied to a sufficient number ex vivo, and after the patient has completed the nonmyeloablative chemotherapeutic regimen, the TILs are infused into the patient along with a high dose of interleukin-2 (IL-2), a protein that stimulates the immune system.

Typically, the patient remains in the hospital for 8-10 days after the TILs infusion while his immune system rebuilds itself. Based on published results of Phase 1 and 2 clinical studies by the NCI, the MD Anderson Cancer Center and at the Moffitt Cancer Center, for patients with metastatic melanoma who are refractory to all other treatments, about 50% of such patients according to RECIST criteria (“Response Evaluation Criteria in Solid Tumors” for clinical trials where diagnostic imaging such as a CT scan is used to determine tumor presence, absence, shrinkage or growth) experience an objective response showing significant tumor shrinkage following the ACT using autologous TILs. In addition, based on results from the same institutions, about 10% of patients experience a complete response. A significant number of responses in these trials were durable, lasting several years, and could be seen in all organ sites where metastasis was present, including in the brain.

Our first product candidate, TILs for the treatment pf melanoma, is based on the clinical development and trials conducted at the NCI, MD Anderson Cancer Center, the H. Lee Moffitt Cancer & Research Institute, and Sheba Hospital in Israel.  As part of our agreements with the NCI/NIH, we acquired rights to develop TILs for melanoma, ovarian, breast and colon cancers by in-licensing the patents covering these technologies on a non-exclusive basis.  In addition, we entered into a cooperative research and development agreement (the CRADA) with the NCI to develop large scale methods for manufacturing TILs and to conduct additional melanoma trials.  The NCI has been conducting this research and development under our agreement for the past 2 ½ years, and this research and development is still currently on-going.  In connection with developing a large scale TILs manufacturing capability, we have transferred our manufacturing process to Lonza Walkersville, Inc. (see, “Manufacturing” below) for further development and to support our future large scale trials.  Our goal is to initiate a Phase 3 trial in 2015 in second line metastatic melanoma (those refractory to existing treatments) patients. However, before we can initiate a Phase 3 trial, we will first have to develop our manufacturing process in a manner that meets the FDA’s guidelines for manufacturing cell and biologics products, we will have to enroll up to 10 medical institutions at which the trial will be conducted (and obtain the approval of the Institutional Review Boards at these institutions), and we will also have to get the FDA’s approval for our clinical plans under an investigational new drug application (IND).  See, “Governmental Regulation,” below.

The current TILs manufacturing process is expensive and cumbersome.  Our goal is to reduce the cost of manufacturing by eliminating more laborious steps in the process, by reducing usage of certain reagents used to grow TILs, and by increasing the productivity of our culture vessels.  We anticipate that it will cost about $3-4 million, and will take about 12-18 months to develop the enhanced TILs manufacturing process.  We believe that we have sufficient funds from the Private Placement to complete this development work.

Once we have developed and validated our enhanced TILs manufacturing process, we plan to initiate a meeting with FDA for clearance of a proposed large Phase 3 trial.  Our goal is to hold these FDA meetings in the next 12-18 months.  We currently do not have any approved INDs as all prior TIL trials were conducted under physician sponsored trials by various medical centers using the same NIH technology for production and testing of TILs that was licensed to us. We previously met with the FDA in October 2012.  At that meeting, the FDA provided us with certain guidelines for the development of a manufacturing process and for the Phase 3 trial design, which guidelines we believe we can meet in the next 12-18 months.  The Phase 3 registration clinical trial is designed to treat metastatic melanoma patients refractory to other treatments with TIL therapy.  Subject to receiving FDA clearance for this trial, enrollment for the Phase 3 trial is expected to begin in 2015. The total cost for receiving the FDA clearance, including completing the development and the validation of our manufacturing process, is expected to be about $3-5 million.  Based on the funds that we have available as a result of the Private Placement, we believe that we have sufficient capital to fund the FDA clearance approval process.

The cost of a Phase 3 registration trial is estimated to be at least $30-35 million, and will require us to treat 300 or more patients and will take at least three years to complete.  We do not have sufficient funds to complete the Phase 3 registration trial and, therefore, will have to raise additional capital to complete the trial.  Based on our assumption that the Phase 3 trial will be initiated in 2015 and that only one Phase 3 trial will be required, we expect that we will be ready to file a biologics license application (BLA) in 2019 for the commercialization of TILs for melanoma.  We currently estimate that we will expend at least $75-100 million in clinical trial, product manufacturing and general operating costs before such time, if ever, as our product is commercially available.  We will have to raise this additional capital over the next five years in order to be able to fund the development of our product to the point of commercialization.

We also plan to conduct trials to treat metastatic melanoma in the frontline setting, combining TILs with CTLA-4 antibodies, such as ipilimumab (Yervoy®), BRAF inhibitors, such as vemurafenib (Zelboraf®), or PD-1/PD-L1 antibodies, such as nivolumab or lambrolizumab. Some of these trials have already been initiated at NCI and Moffitt medical centers, such as TILs with Ipilimumab at Moffit and TILs with vemurafenib at NCI. Although these trials use the TILs technology licensed to us by NIH, we are not the official sponsors of these trials.  Nevertheless, the clinical data from these other trials are expected to be useful in advancing the development of our products in frontline combination settings.  We believe we will be able to generate clinical data in these settings through clinical trials conducted in collaboration with major medical centers.  We estimate that each such trial will cost about $1-2 million for 10-20 patients in a Phase 1 clinical setting.  Since ipilimumab and Zelboraf® are already approved products, we do not expect to have to obtain any additional approvals from their manufacturers.  However, PD-1 antibodies such as Nivolumab or Lambrolizumab, may require additional agreements with the companies producing those products as these are currently in clinical trials and not available in the market.  Under our CRADA with the NCI, a combination trial with BRAF inhibitor Vemurafenib and TILs has already been initiated at NCI.  We expect to invest a total of $3-4 million for these trials in the next two years in order to generate some clinical data as proof of principle prior to initiating any larger trials.  Based on our current financial resources, we expect to be able to start at least two of these trials in collaboration with major medical centers in 2014.

In addition to metastatic melanoma, our plan is to investigate and develop TIL therapy for the treatment of other cancers (such as cervical, lung, breast and other solid cancers) by funding exploratory pilot clinical trials under sponsored research agreements with various medical and research institutions.  To date, we have not entered into any sponsored research agreements, and no assurance can be given if or when such pilot trials will begin.

Market Opportunity

The initial indication for our TIL therapy will be for the treatment of metastatic melanoma.  From 1975 to 2010, the incidence of melanoma tripled in the United States. The American Cancer Society estimates that about 76,690 new cases of melanoma will be diagnosed and 9,480 Americans are expected to die of melanoma in the United States in 2013.  Based on current estimates of the number of annual deaths due to metastatic melanoma, as many as 7,000 metastatic melanoma patients could be eligible for TIL therapy annually in the United States. The number of metastatic melanoma patients suitable for TIL therapy outside the U.S. is approximately twice that of the U.S. However, the number of eligible patients may significantly increase worldwide if and when TIL therapy is approved.  In addition to melanoma, TIL technology also may be applicable to treat other solid tumors. If TIL therapy can be used to treat additional indications, the market opportunity will be significantly larger.

Agreements Related To Intellectual Property

Cooperative Research And Development Agreement (CRADA)

On August 5, 2011, we entered into a CRADA with the NIH and NCI. Under the terms of the five-year CRADA, we will work with Dr. Rosenberg to further develop TIL therapies. Specifically, the purposes of the CRADA are to: (i) support in vitro development of improved methods for the generation and selection of TILs with anti-tumor reactivity from patients, (ii) develop approaches for large-scale production of TILs that are in accord with cGMP procedures suitable for use in treating patients, and (iii) conduct clinical trials using these improved methods of generating TILs as well as improved adoptive cell therapy patient preparative regimens.

Both the NCI and Lion Biotechnologies may provide personnel, services, facilities, equipment or other resources under the agreement. Under the terms of the CRADA, we will have an exclusive option to negotiate an exclusive license to any new inventions developed jointly or independently by NCI scientists during the course of the research project. The term of the CRADA is five years, but either party to the CRADA has the right to terminate the CRADA upon 60 day notice.

Under the CRADA, we are required to provide funds to Dr. Rosenberg, which funds may be used to acquire technical, statistical, and administrative support for the research activities, as well as to pay for supplies and travel expenses. Our obligation is to provide $1,000,000 of funds annually under the CRADA, which amount is disbursed in quarterly installments of $250,000.  Dr. Rosenberg can allocate the funding between the various categories in support of the CRADA research as he sees fit.  All payments required to be made under the CRADA to date have been made.

National Institutes Of Health License Agreement

Effective October 5, 2011, we entered into a Patent License Agreement (the “License Agreement”) with the NIH. Pursuant to the License Agreement, the NIH granted us a non-exclusive worldwide right and license to develop and manufacture autologous TILs for the treatment of metastatic melanoma and three other cancers. The intellectual property subject to the License Agreement is covered by patents and patent applications, consisting of issued and pending patent applications in the United States, as well as foreign patents and patent applications as counterparts of U.S. patents/patent applications, including Europe, Australia, and Canada. We were also granted limited rights to sublicense the intellectual property subject to the License Agreement. The License Agreement will expire on a product-by-product basis upon the expiration of the subject patent rights.

The subject matter claimed in the patents and patent applications that were licensed by us under the License Agreement generally relates to:
  Methods to identify and isolate T-cells and TILs in particular
  Ex vivo methods to grow T-cells and TILs in particular
  Methods to use T-cells and TILs in particular as therapeutic agents for the treatment of metastatic cancers, including but not limited to metastatic melanoma
Under the License Agreement, we are responsible for paying the patent maintenance costs. The annual maintenance cost for the current elements of the portfolio will range from $50,000 to $100,000. The licensed issued U.S. patents will expire at various times through 2026, assuming that all maintenance fees are timely paid.

Lion Biotechnologies has the right to terminate the License Agreement in any country or surrender certain unwanted patents/patent applications on 60 day notice, and NIH has the right to terminate the agreement if the company is in material breach, and the breach is not cured within a specified cure period, upon certain bankruptcy and insolvency events, or if the company fails to comply with or achieve certain development timelines as set forth in the License Agreement.

In consideration for the rights granted by the License Agreement, we paid the NIH a total of $723,000 of upfront licensing fees and expense reimbursements following the execution of the License Agreement. We are also required to pay a 6% royalty on annual net sales for all products covered by the License Agreement, as well as make minimum annual royalty payments, which minimum royalties will be credited against any earned royalties due for sales in that year.

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

Manufacturing

Lion Biotechnologies currently has no capability to manufacture supplies of any product and relies on third-party manufacturers to produce materials as needed for research and clinical trials.

On June 21, 2011, we entered into a process development and scale-up consulting agreement with Lonza Walkersville, Inc. (Lonza), Lonza’s U.S. production facility, relating to the manufacture of TILs.  Lonza is a leading international supplier to the pharmaceutical, healthcare and life science industries. Under the terms of the Lonza consulting agreement, Dr. Rosenberg and his colleagues at the NCI transferred the standard operating procedures used to manufacture the TILs to Lonza.  Lonza would then develop manufacturing procedures and protocols for the manufacture of TILs for clinical trials and commercial sales.

Effective as of November 4, 2011, we entered into a Letter of Intent with Lonza and paid Lonza $500,000 for process development services related to the manufacture of TILs for clinical trials. These initial development services have been completed.

In December 2011, we entered into a five-year Manufacturing Services Agreement with Lonza. Under the Manufacturing Services Agreement, Lonza agreed to manufacture, package, ship and handle quality assurance and quality control of the TIL therapy products. Under the Manufacturing Services Agreement, we will be the owners of all intellectual property that is developed, conceived, invented or reduced to practice by Lonza, other than intellectual property that is generally applicable to the development or manufacture of chemical or biological products, or intellectual property that improves Lonza’s previously owned intellectual property.

All Lonza services will be provided under separate statements of work agreed to enter into from time to time. To date, we have only asked Lonza to provide certain services related to optimizing the manufacturing process for TIL therapy products. The fees and costs of Lonza’s services under the Manufacturing Services Agreement depend on each statement of work.

Research and Development

Expenditures for research and development activities related to continuing operations were $1,329,367 and $1,656,000 for the years ended December 31, 2013 and 2012, respectively.  For further information regarding our research and development activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Our currently projected expenditures for 2014 include approximately $5-$6 million for research and development.  The actual cost of our programs could differ significantly from our current projections if we change our planned development process. In the event that actual costs of our clinical program, or any of our other ongoing research activities, are significantly higher than our current estimates, we may be required to significantly modify our planned level of operations.

There is a risk that any drug discovery and development program may not produce revenue because of the risks inherent in drug discovery and development. The successful development of any product candidate is highly uncertain. It is difficult to reasonably estimate or know the nature, timing and costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from any product candidate, due to the numerous risks and uncertainties associated with developing drugs. Any failure to complete any stage of the development of products in a timely manner could have a material adverse effect on our operations, financial position and liquidity.

Competition

The pharmaceutical and biopharmaceutical industry is characterized by intense competition and rapid and significant technological changes and advancements. Many companies, research institutions and universities are doing research and development work in a number of areas similar to those that the company focuses on that could lead to the development of new products which could compete with and be superior to our product candidates.

Competitors may have substantially greater financial, technical, manufacturing, marketing, distribution and other resources. A number of these companies may have or may develop technologies for developing products for treating various diseases that could be superior. Technological developments in the pharmaceutical and biopharmaceutical and related fields can occur at a rapid rate, and competition can intensify as advances in these fields are made. Accordingly, we will be required to continue to devote substantial resources and efforts to research and development activities in order to potentially achieve and maintain a competitive position. Products that are developed may become obsolete before we are able to market them. Competitors may have significantly more experience in undertaking preclinical testing and human clinical trials with new or improved therapeutic products and obtaining regulatory approvals of such products. A number of these companies already market and may be in advanced phases of clinical testing of various drugs or therapies that may compete with our lead product candidate or any future product candidates. Competitors may develop or commercialize products more rapidly than we do or with significant advantages over any products we develop. Competitors may therefore be more successful in commercializing their products, which could adversely affect our business.

Potential competitors in the market for treating metastatic melanoma will be companies, such as Bristol-Myers Squibb, Roche/Genentech, Merck, Amgen, Pfizer, and GlaxoSmithKline, which already have products on the market or in development. Other companies, such as Novartis, Celgene, Kite Pharmaceuticals, and Adaptimmune, which are focused on T cell therapies technologies to treat cancer, may also be competitors.

In addition to other companies, colleges, universities, governmental agencies and other public and private research organizations are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technologies that have been developed, some of which may be directly competitive with our current or future product candidates. The governments of a number of foreign countries are aggressively investing in cellular therapy research and promoting such research by public and private institutions within those countries. These domestic and foreign institutions and governmental agencies, along with pharmaceutical and specialized biotechnology companies, can be expected to compete.

Our competitive position may be significantly impacted by the following factors, among others:
  ability to obtain FDA marketing approval for products on a timely basis level of acceptance of products by physicians compared competing products ability to manufacture products on a commercial scale to meet demand effectiveness of sales and marketing efforts
  ability to secure reimbursement for products

  price of products relative to competing products or therapies ability to recruit and retain appropriate management and scientific personnel ability to develop a commercial scale research and development, manufacturing and marketing infrastructure either independently or with strategic partners
Government Regulation

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

We currently do not have any products that have been approved by the FDA for commercial use.  To obtain approval of our product candidates from the FDA, we must, among other requirements, submit data supporting safety and efficacy for the intended indication as well as detailed information on the manufacture and composition of the product candidate. In most cases, this will require extensive laboratory tests and preclinical and clinical trials. The collection of these data, as well as the preparation of applications for review by the FDA involve significant time and expense. The FDA also may require post-marketing testing to monitor the safety and efficacy of approved products or place conditions on any approvals that could restrict the therapeutic claims and commercial applications of these products. Regulatory authorities may withdraw product approvals if we fail to comply with regulatory standards or if we encounter problems at any time following initial marketing of our products.

The first stage of the FDA approval process for a new biologic or drug involves completion of preclinical studies and the submission of the results of these studies to the FDA. This data, together with proposed clinical protocols, manufacturing information, analytical data and other information submitted to the FDA, in an investigational new drug application (IND), must become effective before human clinical trials may commence. Preclinical studies generally involve FDA regulated laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product candidate.

We have not yet submitted an IND to support our product candidates.  However, there are at least five currently effective INDs for the study of TILs in various clinical trials at the NCI, MD Anderson Cancer Center, and the H. Lee Moffitt Cancer & Research Institute.  Although none of these current trials are sponsored by us, they all use product and manufacturing processes that are similar to ours.  We expect to be able to use the preclinical and clinical data from these INDs to support the IND we intend to submit in 2015 to support our proposed Phase 3 trial.

After the IND becomes effective, a company may commence human clinical trials. These are typically conducted in three sequential phases, but the phases may overlap. Phase 1 trials consist of testing of the product candidate in a small number of patients or healthy volunteers, primarily for safety at one or more doses. Phase 1 trials in cancer are often conducted with patients who are not healthy and who have end-stage or metastatic cancer. Phase 2 trials, in addition to safety, evaluate the efficacy of the product candidate in a patient population somewhat larger than Phase 1 trials. Phase 3 trials typically involve additional testing for safety and clinical efficacy in an expanded population at multiple test sites. A company must submit to the FDA a clinical protocol, accompanied by the approval of the Institutional Review Boards at the institutions participating in the trials, prior to commencement of each clinical trial.

Since there already are other effective INDs for the study of TILs as a therapy of melanoma, and since TILs have been tested at various medical institutions under physician sponsored trials, we don’t expect that the FDA will require us to duplicate those prior Phase 1 or Phase 2 studies.  Accordingly, we currently anticipated that the FDA will authorize us to initiate a Phase 3 study directly.  The Phase 3 trial that we anticipate will be necessary will be substantial and may require participation from 10 or more medical centers.  Accordingly, in addition to obtaining the FDA’s approval, we will also have to obtain the approval from the Institutional Review Boards of these institutions in order to conduct the full Phase 3 trial.

To obtain FDA marketing authorization, a company must submit to the FDA the results of the preclinical and clinical testing, together with, among other things, detailed information on the manufacture and composition of the product candidate, in the form of a new drug application (NDA) or, in the case of a biologic, a biologics license application (BLA).

The amount of time taken by the FDA for approval of an NDA or BLA will depend upon a number of factors, including whether the product candidate has received priority review, the quality of the submission and studies presented, the potential contribution that the compound will make in improving the treatment of the disease in question, and the workload at the FDA.  The FDA has committed to reviewing standard BLAs in 10 months and priority BLAs in six months, but the actual time it takes to review any BLA that we may file could be substantially longer. Using the FDA’s timing guidelines, we expect that it will take at least 4-5 years to obtain the approval of our first product candidate under BLA.  We also anticipate that it will require a total investment of more funds than we have to complete this process.  Since we don’t have the funds to finance the anticipated costs, we will have to obtain this additional funding over the next five years before we will have a commercial product.

The FDA may, in some cases, confer upon an investigational product the status of a fast track product. A fast track product is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. The FDA can base approval of an NDA or BLA for a fast track product on an effect on a surrogate endpoint, or on another endpoint that is reasonably likely to predict clinical benefit. If a preliminary review of clinical data suggests that a fast track product may be effective, the FDA may initiate review of entire sections of a marketing application for a fast track product before the sponsor completes the application.  We don’t know if we will be able to obtain fast track status for our product candidate, but if we do receive fast track designation, the review process would be shortened by several months.

The FDA may, during its review of a BLA, ask for additional data that may require conducting additional clinical trials. If the FDA does ultimately approve the product candidate for marketing, it may require post-marketing testing to monitor the safety and effectiveness of the product. The FDA also may in some circumstances impose restrictions on the use of the product.

We anticipate that our products will meet the qualifications of a “biological product” and, therefore, qualify for 12 years of data exclusivity currently provided under the Patient Protection and Affordable Care Act.  However, there can be no assurance that the 12 years of exclusivity provided for under the Patient Protection and Affordable Care Act will remain in effect, or that our products will meet the qualifications of a “biological product” to receive the specified period of exclusivity.  If we do qualify as a biologic under this law, other companies would be prevented from using our clinical data to support their applications for regulatory approval.

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

The labeling, advertising, promotion, marketing and distribution of a biologic product also must be in compliance with FDA and Federal Trade Commission requirements, which include, among others, standards and regulations for off-label promotion, industry sponsored scientific and educational activities, promotional activities involving the internet, and direct-to-consumer advertising.  We will be subject to a variety of federal, state and local regulations relating to the use, handling, storage and disposal of hazardous materials, including chemicals and radioactive and biological materials. In addition, we will be subject to various laws and regulations governing laboratory practices and the experimental use of animals. In each of these areas, as above, the FDA has broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of product approvals, seize or recall products, and deny or withdraw approvals.

In addition to laws and regulations enforced by the FDA, we are also subject to regulation under NIH guidelines as well as under the Controlled Substances Act, the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local laws and regulations, as our research and development may involve the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds.

We will also be subject to a variety of regulations governing clinical trials and sales of products outside the United States.  Whether or not FDA approval has been obtained, approval of a product candidate by the comparable regulatory authorities of foreign countries and regions must be obtained prior to the commencement of marketing the product in those countries. In the European Union, Canada and Australia, regulatory requirements and approval processes are similar, in principle, to those in the United States. However, the approval process varies from one regulatory authority to another and the time may be longer or shorter than that required for FDA approval.

2013 Private Placement

On November 5, 2013, we sold $23.3 million of our securities to various institutional and individual accredited investors in a private placement (the “Private Placement”).  In the Private Placement, we issued (i) 3,145,300 shares of our common stock, (ii) 17,000 shares of our new Series A Convertible Preferred Stock (the “Series A Preferred”), and (iii) warrants (“Warrants”) to purchase a total of 11,645,300 shares of common stock.  The purchasers of common stock received warrants to purchase the same number of shares of common stock as such investors purchased in the Private Placement, and the investors who purchased shares of Series A Preferred received warrants to purchase the number of shares of common stock into which the Series A Preferred is initially convertible.  The purchase price of each common stock/Warrant unit was $2.00, and the purchase price of each Series A Preferred/Warrants unit was $1,000.  The Series A Preferred is convertible into shares of common stock at any initial conversion price of $2.00 per share.  We received net proceeds of approximately $21.8 million from the Private Placement, after paying placement agent fees and estimated offering expenses, which we will use to fund our research and development and for working capital purposes.

Roth Capital Partners, LLC acted as the lead placement agent for the Private Placement.  As compensation for the services of Roth Capital Partners, LLC and the other participating placement agents, we paid a total of approximately $1,454,000 of placement agent fees, and issued to the placement agents common stock purchase warrants to purchase up to 726,856 shares of our common stock with the same initial exercise price and terms as the Warrants.

In January 2014, we registered the resale of the 24,017,456 shares of common stock issued, or issuable, as a result of the Private Placement.  The foregoing registered shares consist of 3,895,300 outstanding shares of common stock, 7,750,000 shares of our common stock issuable upon the conversion of Series A Preferred, and 12,372,156 shares issuable upon the exercise of the Warrants.

2013 Corporate Restructuring

In 2011 we identified an opportunity to develop and commercialize adoptive cell therapy using autologous tumor infiltrating lymphocytes for the treatment of Stage IV metastatic melanoma and other cancers based on technologies that we could license from the National Institutes of Health, an agency of the United States Public Health Service within the Department of Health and Human Services (“NIH”).  Accordingly, in October 2011, we entered into a Patent License Agreement (the “License Agreement”) with the NIH for a non-exclusive worldwide right and license to develop and manufacture certain proprietary adoptive cell therapy using autologous tumor infiltrating lymphocytes for the treatment of certain cancers. The intellectual property subject to the License Agreement is covered by various patents and patent applications.

In order to develop our products based on adoptive cell therapy using TILs for the treatment of metastatic melanoma and other solid cancers, and to pay the various fees and costs related to the License Agreement, we raised some debt and equity financing.  Early in 2013 we determined, however, that in order to attract additional and larger amounts of capital, it was necessary to (i) restructure our prior debt and equity issuances and (ii) hire new management.  Accordingly, on May 22, 2013 we completed a restructuring of our unregistered debt and equity securities (the “Restructuring”) and raised $1.25 million.  We also replaced most of our officers and directors.  To effect the Restructuring, we entered into an exchange agreement (the “Exchange Agreement”) and other agreements pursuant to which (i) most of the outstanding promissory notes and other debt instruments that we issued to investors were converted into shares of common stock; (ii) substantially all of outstanding warrants to purchase shares of capital stock were exchanged for shares of common stock; (iii) certain investors who invested in our prior private equity offerings (the “Prior PIPE Transactions”) purchased additional shares of common stock; and (iv) certain investors who purchased shares of common stock in the Restructuring received additional shares of common stock, for no additional consideration.

Under the Exchange Agreement, creditors holding (i) an aggregate of approximately $7.2 million (including accrued interest and penalties) of the senior secured notes that we issued on July 27, 2011 (the “Senior Secured Notes”), (ii) an aggregate of approximately $1.7 million (including accrued interest and penalties) of bridge notes issued May 7, 2012 and September 12, 2012 (the “12% Secured Notes”), and (iii) an aggregate of approximately $0.3 million in other outstanding debt (the Senior Secured Notes, 12% Secured Notes and other debt is herein collectively referred to as the “Debt”) converted the Debt into shares of common stock at a conversion price of $1.00 per share.  In addition, certain creditors and other warrantholders who collectively owned warrants to purchase 40,800 shares of our common stock, exchanged their warrants for shares of common stock.  Under the Exchange Agreement, we also sold 250,000 shares of common stock for $250,000 (i.e. at a purchase price of $1.00 per share).  Collectively, we issued a total of 9,558,441 shares of common stock under the Exchange Agreement.

In order to raise additional working capital, in connection with the Restructuring, we also sold additional shares of our common stock, at a price of $1.00 per share, to certain investors who had previously purchased common stock and warrants from us in the Prior PIPE Transactions.  In order to induce those investors to purchase a certain number of shares, for no additional consideration we issued to each investor the number of shares of common stock that the investor would have received in the Prior PIPE Transactions had the price per share of common stock in the Prior PIPE Transactions been $1.00 per share.  A total of 3,355,068 shares of common stock were issued in these transactions, and an aggregate of $1,100,000 of cash was received by us from these sales.  Finally, security holders holding warrants to purchase 81,934 shares of common stock cancelled their warrants and received one share of common stock for each share of common stock underlying the warrants.

The effect of the Exchange Agreement transactions and the sale of shares to the investors in the Prior PIPE Transactions was to (i) extinguish all outstanding secured and unsecured promissory notes (representing liabilities of approximately $8,373,000 in the aggregate), (ii) raise a total of $1,250,000 of cash from the sale of the securities, and (iii) extinguish substantially warrants for all but 1,000 shares, including the anti-dilution provisions contained therein.

On May 20, 2013, Martin Schroeder resigned from the Board of Directors.  In connection with the Restructuring, on May 22, 2013, Anthony Cataldo, Michael Handelman and William Andrews resigned from our Board of Directors.  Finally, on May 24, 2013, our stockholders removed Dr. L. Stephen Coles from the Board and elected Paul Kessler to serve as an additional director on the Board.  Mr. Kessler is a director of Bristol Investment Fund, Ltd. and a manager of Bristol Capital Advisors, LLC who, collectively, hold approximately 18.1% of our currently outstanding shares of common stock.

After the completion of the foregoing transactions, our Board continued its search for a new, experienced Chief Executive Officer and for new directors.  In particular, we continued our negotiations with Dr. Manish Singh, the principal executive officer and stockholder of Lion Biotechnologies, Inc., a Delaware corporation (“Lion Delaware”).  On July 24, 2013, we entered into an Agreement and Plan of Merger with Lion Delaware, and Genesis Biopharma Sub, Inc., our newly formed Delaware subsidiary (“Merger Sub”), and thereby acquired Lion Delaware (the “Merger”).  The purpose of the Merger was to acquire access to technical and managerial resources to build our current and future products, which we believed would enhance or future operations and enable us to obtain additional funding.  In the Merger, Lion Delaware’s stockholders received, in exchange for all of their issued and outstanding shares of common stock, an aggregate of 1,340,000 shares of common stock, as well as the ability to receive an additional 1,350,000 shares of common stock upon the achievement of certain milestones related to our financial performance and position.  The Private Placement satisfied one of the performance targets and the trading activity of our common stock since the Private Placement satisfied the second condition.  Accordingly, we have now issued all 1,350,000 additional shares of our common stock to the former owners of Lion Delaware.  As part of the Merger, Dr. Manish Singh entered into an employment agreement with us whereby we appointed him as our Chief Executive Officer and Chairman of the Board of Directors.  We also agreed to reconstitute our Board of Directors by appointing Jay Venkatesan and Sanford J. Hillsberg to replace David Voyticky and Paul Kessler as directors on our Board.  Those appointments and resignations became effective on September 3, 2013, and Mr. Hillsberg and Dr. Venkatesan are now directors on our Board.

Employees

We currently have five full-time employees.

Available Information

We maintain a website at www.lionbio.com and make available there, free of charge, our periodic reports filed with the Securities and Exchange Commission (“SEC”), as soon as is reasonably practicable after filing. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at http:/www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the SEC.

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

As of December 31, 2013, we had an accumulated deficit of $64,527,000.  In addition, during the fiscal year ended December 31, 2013, we incurred a net loss of $25,381,000.  These losses have resulted from costs attributed to our acquisition of Lion Biotechnologies, Inc., a Delaware company, in July 2013, from stock based compensation expenses for securities issued to our executives and consultants, from research and development expenses, and from our general and administrative costs.  Since our inception we have not generated any revenues.  We do not expect to generate any product sales or royalty revenues for at least four years, if ever.  We expect to incur significant additional operating losses in the future as we expand development and clinical trial efforts.

Our ability to achieve long-term profitability is dependent upon obtaining regulatory approvals for our products and successfully commercializing our products alone or with third parties.  However, our operations may not be profitable even if any of our products under development are successfully developed and produced and thereafter commercialized.

We have limited experience in operating our current business, which makes it difficult to evaluate our business plan and our prospects.

Until March 2010, we were an inactive company known as Freight Management Corp.  In March 2010, we acquired certain intellectual property related to a proprietary, therapeutic use of anti-CD55+ antibodies for the treatment of cancer and commenced developing biotechnology drugs based on the anti-CD55+ antibodies.  However, test results from the studies performed for us as part of the anti-CD55+ antibody program failed to meet the pre-clinical development endpoints, and in 2011 we decided to terminate the development of products based on the anti-CD+55 antibodies and to enter into our current business.  Our business is substantially dependent upon the NIH License Agreement, the CRADA and the manufacturing services agreement with Lonza Walkersville, Inc., all of which we entered into since mid-2011.  In addition, in 2013 we hired a new Chief Executive Officer and made substantial changes to the membership of our Board of Directors.  As a result, we have only a limited operating history in our current line of business on which a decision to invest in our company can be based.  The future of our company currently is dependent upon our ability to implement our new business plan, as that business plan may be modified from time to time by our new management.  While we believe that we have a sound business plan and research and development strategy, we have only a limited operating history against which we can test our plans and assumptions, and investors therefore cannot evaluate the likelihood of our success.

We face the problems, expenses, difficulties, complications and delays normally associated with a small, new biotechnology company, many of which are beyond our control. Accordingly, our prospects should be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a new business developing new technologies in an industry that characterized by a number of market entrants and intense competition.  We have only five full-time employees and limited resources, we may not possess the ability to successfully overcome many of the risks and uncertainties frequently encountered by early stage companies involved in the new and rapidly evolving field of biotechnology in general and in cancer treatment in particular. Since we are still developing our technologies, if our research and development efforts are successful, we may also face the risks associated with the shift from development to commercialization of new products based on innovative technologies.  There can be no assurance that we will be successful in developing our new business.

We currently have no revenues, a limited amount of cash available, and will need to raise substantial additional capital to operate our business.

We do not expect to generate any revenues until, and if, we receive approval from the FDA and other regulatory authorities for our product candidates allowing us to sell our products.  As a result of the funding we received in November 2013 from the Private Placement, we now have sufficient cash to fund our anticipated research and development and working capital needs for at least the next twelve months.  However, it is expensive to develop cell therapies for the treatment of cancer, and to conduct clinical trials for such therapies.  Based on our internal projections, we estimate that we will spend approximately $8-$10 million over the next twelve months to conduct additional clinical trials to support development of our products.  In addition, our development, clinical trial and regulatory expenses will significantly increase by the end of 2014 and thereafter.  The funds we have in hand are only sufficient to fund the partial development of our products, and to fund only a portion of our research and clinical trial expenses.  Therefore, we will need to raise significant amounts of additional capital to fund general and administrative expenses, to continue the research and development of our adoptive cell therapies, and to commercialize our adoptive cell therapies. Our ability to obtain such additional debt or equity funding will depend on a number of factors, including but not limited to the following:

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

We have not identified the sources for the additional financing that we will require, and we do not have commitments from any third parties to provide this financing.  Certain investors may be unwilling to invest in our securities since we are traded on the OTC QB market and not on a national securities exchange, particularly if there is only limited trading in our common stock on the OTC QB market at the time we seek financing. The volume and frequency of such trading has been limited and erratic to date.  There is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all. These factors, and our ability to meet our obligations from current operations, and the need to raise additional capital to accomplish our objectives, create a substantial doubt about our ability to raise the additional funds we anticipate that we will need.

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

Our TIL based therapy is based on the ACT technology that we licensed from the NIH and that is presently available as a physician-sponsored investigational therapy for the treatment of Stage IV metastatic melanoma in the U.S. at the National Cancer Institute, MD Anderson Cancer Center, and the H. Lee Moffitt Cancer & Research Institute.  The current method of treatment is very labor intensive and expensive, which has limited its widespread application.  We are planning to develop new processes that we anticipate will enable more efficient manufacturing of our products.  We may have difficulty demonstrating that the new products produced from our new processes are identical to the existing products.  The FDA may require additional clinical testing before permitting a larger clinical trial with the new processes, and also the new product may not be as efficacious in the new clinical trials.  Cellular products are not considered as well characterized products because there are hundreds of markers present on these cells, and even small changes in manufacturing processes could alter the cell types.  It is unclear at this time which of those markers are critical for success of these cells to combat cancer, so our ability to predict the outcomes with newer manufacturing processes is limited.  The changes that we may make to the existing manufacturing process may require additional testing, which may increase costs and timelines associated with these developments.

In addition to developing a TIL based therapy on existing ACT technology, we are currently evaluating the desirability of conducting clinical trials of our products in combination with other existing drugs for the treatment of metastatic melanoma.  These combination therapies will require additional testing and clinical trials will require additional FDA regulatory approval and will increase our future cost of expenses.

We will have to hire additional executive officers and employees to operate our business.  If we are unable to hire qualified personnel, we may not be able to implement our business plan and if we are unable to do so, the value of our common stock could be reduced.

We currently have only five full-time employees. The loss of the services of any of our key product or business development employees could delay our product development programs and our research and development efforts. We do not maintain key person life insurance on any of our officers, employees or consultants.  In order to develop our business in accordance with our business plan, we will have to hire additional qualified personnel, including in the areas of manufacturing, clinical trials management, regulatory affairs, and business development.  With the completion of the $23.3 million Private Placement in November 2013, we now have sufficient funds to hire what we believe are the necessary employees and have commenced our search for additional key employees.  However, competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense, and no assurance can be given that we will be able attract, hire, retain and motivate the highly skilled employees that we need.  If we are unable to hire new skilled personnel, including management, our ability to properly develop our products and to implement our business plan will be adversely affected, which will result in a reduction in the value of our shares of common stock.

We are subject to extensive regulation, which can be costly, time consuming and can subject us to unanticipated delays; even if we obtain regulatory approval for some of our products, those products may still face regulatory difficulties.

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

It may take longer and cost more to complete our clinical trials than we project, or we may not be able to complete them at all.

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

Our goal is to initiate a Phase 3 clinical trial in 2015 in second line metastatic melanoma (those refractory to existing treatments) patients.  We anticipate that we will have to treat 300 or more patients at up to 10 medical institutions.  However, because we have not yet obtained the FDA’s approval for our proposed Phase 3 trial, the scope of that Phase 3 trial is still uncertain (including uncertainties as to whether it will be a pivotal trial, how many patients we will have to treat, and what kind of patients those will be).  Depending on the FDA’s requirements, the Phase 3 trial could differ substantially from our plans and could cost more, and take longer than we anticipate.

We expect to rely on medical institutions, academic institutions or clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our products. We will have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. If we fail to commence or complete, or experience delays in, any of our planned clinical trials, our stock price and our ability to conduct our business as currently planned could be harmed.

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

We may not be able to license new TIL technology from the NIH as we plan to do, and any products that we may develop based on that new technology may not be as effective as current products and cost more to develop than we anticipated.

We have commenced discussions with the NIH to obtain a license from the NIH for a next generation TILs technology that may significantly reduce our costs of production and could potentially increase the potency of the product. No assurance can be given that we will be successful in licensing these technologies. In addition, there is no guarantee that the next generation technology will have similar clinical effect in clinical trials in terms of safety and efficacy of the product. Our development of a product based on the new TIL’s technology may require significant clinical development prior to any registration trials.  These additional trials may be extensive and may increase timelines associated with our development of such a product.

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

Clinical testing is very expensive, can take many years, and the outcome is uncertain. A minimum of 24 months will elapse before we learn the results from any clinical trial using our adoptive cell therapy. The data collected from our clinical trials may not be sufficient to support approval by the FDA of our TIL-based adoptive cell therapy using tumor infiltrating lymphocytes product candidate for the treatment of Stage IV metastatic melanoma or any other form of cancer. The clinical trials for our products under development may not be completed on schedule and the FDA may not ultimately approve any of our product candidates for commercial sale. If we fail to adequately demonstrate the safety and efficacy of any product candidate under development, we may not receive regulatory approval for those products, which would prevent us from generating revenues or achieving profitability.

Our research and development plans are to a large extent dependent upon the CRADA.

We expect to conduct a large portion of our research and development under the CRADA we entered into with the NCI.  We are obligated to make quarterly payments of $250,000 under the CRADA. In addition, although the CRADA has a five year term, either party to the CRADA has the right to terminate the CRADA upon 60 days’ notice to the other party.  As a result, no assurance can be given that the NCI will not terminate the CRADA in the future and that the CRADA will, therefore, remain in effect until we complete our desired research thereunder.

We are required to pay substantial royalties under our license agreement with the NIH, and we must meet certain milestones to maintain our license rights.

Under our license agreement with the NIH for our adoptive cell therapy technologies, we are currently required to pay substantial royalties to that institution based on our revenues from sales of our products utilizing this technology, and these royalty payments could adversely affect the overall profitability for us of any products that we may seek to commercialize. In order to maintain our license rights under the NIH License Agreement, we will need to meet certain specified milestones, subject to certain cure provisions, in the development of our product candidates. There is no assurance that we will be successful in meeting all of the milestones in the future on a timely basis or at all.

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

No assurance can be given that we will be able to develop a new, more efficient manufacturing process upon which our business plan to commercialize TIL-based products is dependent.

Pursuant to the CRADA, and in cooperation with Lonza Walkersville and potentially other manufacturers, we intend to develop improved methods for the generating and selecting autologous TILs, and to develop methods for large-scale production of autologous TILs that are in accord with current Good Manufacturing Practices (“cGMP”) procedures.  Developing a new, scaled-up, pharmaceutical manufacturing process that can more efficiently, and in a more automated manner measure, produce and control the physical and/or chemical attributes of our products in a cGMP facility is subject to many uncertainties and difficulties.  We have never manufactured our adoptive cell therapy product candidate on any scale, commercial or otherwise, nor has Lonza Walkersville, Inc., our main manufacturing provider.  As a result, we cannot give any assurance that we will be able to establish a manufacturing process that can produce our products at a cost or in quantities necessary to make them commercially viable. Moreover, our third-party manufacturers will have to continually adhere to current cGMP regulations enforced by the FDA through its facilities inspection program.  If the facilities of these manufacturers cannot pass a pre-approval plant inspection, the FDA premarket approval of our products will not be granted.  In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our products meet applicable specifications and other requirements. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory action.  No assurance can be given that we will be able to develop such a manufacturing process, or that our partners will thereafter be able to establish and operate such a production facility.

We cannot prevent other companies from licensing the same intellectual properties that we have licensed or from otherwise duplicating our business model and operations.

The intellectual properties that we are using to develop TIL-based cancer therapy products were licensed to us by the NIH under the License Agreement. However, the License Agreement is non-exclusive, and any other party could obtain a license for some or all of the licensed intellectual properties that we currently use.  No assurance can be given that the NIH has not previously licensed, or that the NIH hereafter will not license to other biotechnology companies some or all of the technologies available to us under the License Agreement.  In addition, since the National Cancer Institute, MD Anderson Cancer Center, and the H. Lee Moffitt Cancer & Research Institute and others already use the ACT technology in therapy for the treatment of Stage IV metastatic melanoma, their methods and data are also available to third parties, who may want to enter into our line of business and compete against us. We currently do not own any exclusive rights that could be used to prevent third parties from duplicating our business plan or from otherwise directly competing against us. While technologies that may be developed for us under the CRADA are expected to provide us with the exclusive rights to those technologies, no assurance can be given that these new rights will be sufficient to prevent others from duplicating our business plan or from providing substantially similar products.

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

Potential competitors in the market for treating metastatic melanoma will be companies such as Bristol-Myers Squibb, Roche/Genentech, Merck, Amgen, Pfizer, and GlaxoSmithKline, which already have products on the market or in development. Other companies, such as Novartis, Celgene, Kite Pharmaceuticals, and Adaptimmune, which are focused on T cell therapies technologies to treat cancer, may also be competitors.  All of these companies, and most of our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources, and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the United States and internationally.

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

We intend to rely heavily on third party vendors to design, build, maintain and support our information technology infrastructure and systems, and supply us with data center and bandwidth services. Any inability to design or delay in implementing such information technology infrastructure and systems that are compliant with 21 CFR §11, the FDA’s guidelines on electronic records, and other regulations, or a disruption in network access or other services provided by these third party vendors, could significantly harm our business. Any financial or other difficulties our third-party vendors face may have negative effects on our business, the nature and extent of which we cannot predict. We will exercise little control over these third party vendors, which increases our vulnerability to any problems associated with the services they provide. We will need to license technology, software, and databases from third parties to facilitate certain aspects of the development of our information technology infrastructure and systems. Any errors, failures, interruptions or delays experienced in connection with these third party technologies and information services could negatively impact our business and could expose us to liabilities to third parties.

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

The shares of our common stock may trade infrequently and in low volumes on the OTC QB market, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation may be attributable to a number of factors, including the fact that we are a small early stage company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who can generate or influence sales volume, and that even if we came to the attention of such institutionally oriented persons, they tend to be risk-averse in this environment and would be reluctant to follow an early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares. As a result, investors could lose all or part of their investment.

You may have difficulty selling our shares because they may be deemed to be “penny stocks.”

Our common stock may be deemed a “penny stock” (as that term is defined under Rule 3a51-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) in any market that may develop in the future.  Generally, a “penny stock” is a common stock that is not listed on a securities exchange and trades for less than $5.00 a share.  Prices often are not available to buyers and sellers and the market may be very limited.  Penny stocks in start-up companies are among the riskiest equity investments.  Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC.  The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market.  A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation and make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase.  Many brokers choose not to participate in penny stock transactions.  Because of the penny stock rules, there may be less trading activity in penny stocks in any market that develops for our common stock in the future and stockholders are likely to have difficulty selling their shares

Our existing directors and executive officers hold a substantial amount of our common stock and may be able to prevent other stockholders from influencing significant corporate decisions.

As of December 31, 2013, our officers and directors beneficially owned over 41% of our outstanding common stock.  These stockholders, if they act together, may be able to direct, or materially affect the outcome of matters presented to our stockholders, including the election of our directors and other corporate actions such as:

•	our merger with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our articles of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

Our securities are quoted on the OTC QB market, which may limit the liquidity and price of our securities more than if our securities were quoted or listed on or a national securities exchange.

Our securities are currently quoted on the OTC QB market of the OTC Markets.  Quotation of our securities on the OTC QB market may limit the liquidity and price of our securities more than if our securities were quoted or listed on a national securities exchange. Some investors may perceive our securities to be less attractive because they are traded in the over-the-counter market. In addition, as an OTC QB traded company, we do not attract the extensive analyst coverage that accompanies companies listed on a national securities exchange. Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded in the over-the-counter market. These factors may have an adverse impact on the trading and price of our securities.

The market price of our stock may be adversely affected by market volatility.

The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

•	announcements of the results of clinical trials by us or our competitors;

•	developments with respect to patents or proprietary rights;

•	announcements of technological innovations by us or our competitors;

•	announcements of new products or new contracts by us or our competitors;

•	actual or anticipated variations in our operating results due to the level of development expenses and other factors;

•	changes in financial estimates by securities analysts and whether our earnings meet or exceed such estimates;

•	conditions and trends in the pharmaceutical and other industries;

•	general economic, political and market conditions and other factors; and

•	the occurrence of any of the risks described in this Annual Report.

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

Future sales of our common stock may depress our stock price.

As of December 31, 2013, we had 20,023,959 shares of our common stock outstanding.  We estimate that approximately 1,130,000 of the 20,029,959 outstanding shares are currently unrestricted, freely tradable shares.  However, as a result of the registration of the shares of 3,895,300 shares of outstanding common stock in the Private Placement, the owners of those shares are now be able to be freely sell those shares on the market, which number will increase to 24,017,456 shares if all of the shares of Series A Preferred sold in the Private Placement are converted and all of the Warrants sold in the Private Placement are exercised.  During the past year, however, the average daily trading volume of our shares has been extremely low, and there have been many days in which no shares were traded at all.  Because of the small number of unrestricted shares that are currently freely tradeable on the OTC QB market, the sudden release of 24,017,456 additional freely trading shares onto the market, or the perception that such shares will or could come onto the market, could have an adverse effect on the trading price of our stock.  In addition to the shares that may be registered for re-sale under this prospectus, an additional 15,952,000 shares of restricted stock will become eligible for public resale under Rule 144.  No prediction can be made as to the effect, if any, that sales of the Private Placement shares or the shares subject to Rule 144 sales will have on the market prices prevailing from time to time.  Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, we could become subject to sanctions or investigations by regulatory authorities and/or stockholder litigation, which could harm our business and have an adverse effect on our stock price.

As a public reporting company, we are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002, which requires our management to assess and report on our internal controls over financial reporting. As a small company with few employees, we may not have sufficient personnel to properly conduct all of internal control procedures and activities that require segregation of powers and responsibilities.  While we are attempting to remedy this possible internal control weakness, we may not be able to fully comply with the internal control requirements of the Sarbanes-Oxley Act of 2002, and future material weaknesses in our internal controls may arise. Material weaknesses in our internal controls could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price, and subject us to sanctions or investigation by regulatory authorities or stockholder litigation.

Our board could issue “blank check” preferred stock without stockholder approval with the effect of diluting existing stockholders and impairing their voting rights.

Our articles of incorporation authorize the issuance of up to 50,000,000 shares of “blank check” preferred stock (of which only 17,000 have been designated as the Series A Preferred) with designations, rights and preferences as may be determined from time to time by our board of directors. Our board is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to effect a change in control of our company.

We do not anticipate paying cash dividends for the foreseeable future, and therefore investors should not buy our stock if they wish to receive cash dividends.

We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of August 1, 2013, our new corporate offices are located at 21900 Burbank Blvd, Third Floor, Woodland Hills, California 91367.  We lease these offices under a six-month lease for a monthly rental of $7,300.  We do not own or lease any other real property.

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

Since October 23, 2013, our common stock has been quoted under the symbol “LBIO”.  Prior thereto, our common stock was quoted under the symbol “GNBP”.  Our common stock is currently quoted on the OTC QB market of the OTC Markets.  Prior to October 23, 2013, our common stock was quoted on the OTC Pink Limited market and on the OTC Bulletin Board.

Trading in our common stock has been limited and sporadic during the past two years.  As a result, the high and low bid information for our common stock may not be meaningful given the level of trading in our stock and our lack of business operations, revenues and assets. The following table shows the high and low prices of our common shares on the OTC Pink Limited market and the OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  The prices in the following table have been adjusted to reflect a 1-for-100 reverse stock split that we effected on September 26, 2013.

Fiscal Year Ended December 31, 2013	High	Low
First Quarter	$20.00	$3.00
Second Quarter	$7.00	$1.00
Third Quarter	$12.00	$1.65
Fourth Quarter	$16.00	$3.41

Fiscal Year Ended December 31, 2012	High	Low
First Quarter	$135.00	$84.00
Second Quarter	$122.00	$35.00
Third Quarter	$77.70	$25.00
Fourth Quarter	$50.00	$13.00

Stockholders

As of December 31, 2013, there were approximately 168 holders of record of our common stock, not including any persons who hold their stock in “street name.”  In addition, we had nine holders of record who owned shares of our Series A Preferred.  The transfer agent for our Common Stock is Corporate Stock Transfer, Inc., located at 3200 Cherry Creek South Drive, Suite 430, Denver, Colorado 80209.

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

Under the terms of the Series A Preferred, we may not declare, pay or set aside any dividends on shares of any class or series of capital stock (other than dividends on shares of common stock payable in shares of common stock) unless the holders of the Series A Preferred first receive, or simultaneously receive, an equal dividend on each outstanding share of Series A Preferred.

Equity Compensation Plan Information

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report for information regarding securities authorized for issuance under our equity compensation plans, which information is incorporated herein by reference.

Recent Sales of Unregistered Securities

During the fourth quarter of 2013, we issued 5,747 shares to creditors as payment of $25,000 prior outstanding debt.

We did not issue any unregistered securities during the year ended December 31, 2013 that were not previously reported in a Current Report on Form 8-K.

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

Background on the Company and Recent Events Affecting our Financial Condition and Operations

On October 5, 2011 we licensed the rights to the adoptive cell therapy from the National Institutes of Health (“NIH”) and to a manufacturing process for a TIL-based therapy (initially for Stage IV metastatic melanoma) that we intend to develop to enable us to make the adoptive cell therapy available to a larger number of patients. The license agreement required us to pay the NIH approximately $723,000 of upfront licensing fees and expense reimbursements in 2011. In addition, we will have to pay royalties of six percent (6%) of net sales (subject to certain annual minimum royalty payments of $20,000 per year), a percentage of revenues from sublicensing arrangements, and lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications. We also have to make certain benchmark payments to the NIH based on the development and commercial release of licensed products using the technology underlying the License Agreement.  If we achieve all benchmarks for metastatic melanoma, up to and including the product’s first commercial sale in the United States, the total amount of such benchmark payments will be $6,050,000 for the melanoma indication. The benchmark payments for the other three indications, if all benchmarks are achieved, will be $6,050,000 for ovarian cancer, $12,100,000 for breast cancer, and $12,100,000 for colorectal cancer. Accordingly, if we achieve all benchmarks for all four licensed indications, the aggregate amount of benchmark royalty payments that we will have to make to NIH will be $36,300,000.

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

Since we entered into the License Agreement, we have not made any sales that would have required us to make royalty payments to the NIH, nor were there any benchmarks or milestones achieved that would have required us to make lump sum benchmark royalty payments under the NIH license agreement.

In 2011 we acquired a worldwide, non-exclusive license for various adoptive cell therapy technologies from the NIH, and we have entered into a Cooperative Research and Development Agreement with the National Cancer Institute (NCI), pursuant to which we intend to support the in vitro development of improved methods for the generation and selection of autologous tumor-infiltrating lymphocytes (TILs).  Recently, we have been in discussions with the NIH to obtain additional licenses to next generation TIL technologies.  These licensed rights would consist of cells enriched for higher potency that have a lower cost of goods and a shorter manufacturing process.  If we do obtain these license rights, our future license fees and other related costs will increase.  In addition, should be obtain the additional licenses, a Phase 1 clinical trial is planned at NCI, which will also increase our future operating expenses.  No assurance can be given that we will be able to obtain a license to the next generation technologies, or that we will conduct the planned Phase 1 clinical trial.

In May 2013 we completed a restructuring of our unregistered debt and equity securities (the “Restructuring”) and raised $1.25 million.  Creditors holding (i) an aggregate of approximately $7.2 million (including accrued interest and penalties) of the senior secured notes (the “Senior Secured Notes”), (ii) an aggregate of approximately $1.7 million (including accrued interest and penalties) of bridge promissory notes (the “12% Secured Notes”), and (iii) an aggregate of approximately $0.3 million of other outstanding debt converted these debts into shares of common stock at a conversion price of $1.00 per share.  In connection with the Restructuring, we also sold a total of 3,605,069 shares of common stock for $1,250,000.  The effect of the Restructuring and related stock sales and transactions was to extinguish all outstanding secured and unsecured promissory notes (representing liabilities of approximately $8,373,000 in the aggregate) and to raise a total of $1,350,000 of cash from the sale of the securities.

On July 24, 2013, we acquired Lion Biotechnologies, Inc., a privately owned Delaware corporation (“Lion Delaware”), through a merger with our newly formed Delaware subsidiary (the “Lion Merger”).  In the Lion Merger, Lion Biotechnologies’ stockholders received, in exchange for all of their issued and outstanding shares of common stock, an aggregate of 2,690,000 shares of our common stock with a fair value of $6,700,000 (of these shares, 1,340,000 were issued at the closing of the merger, and an additional 1,350,000 shares of common stock were issued later in 2013 upon the achievement of certain milestones related to our financial performance and position). The acquisition was done to acquire access to technical and managerial resources to build our current and future products, which we believed would enhance or future operations and enable us to obtain additional funding.

In November 2013, in order to fund our operating expenses, including our expected research and development expenses, the payments due under the License Agreement with the NIH, and the payments due to the NCI under the CRADA, we raised a total of $23,290,600 on from the sale of our securities in the Private Placement.  On November 5, 2013, we issued and sold an aggregate of 3,145,300 shares of our common stock, 17,000 shares of a new series of preferred stock designated as “Series A Convertible Preferred Stock,” and warrants to purchase an aggregate of 11,645,300 shares of common stock for an aggregate purchase price of $23,290,600 in cash.  The amount of net proceeds that is available to us from the Private Placement, after placement agent fees, legal fees and other expenses, approximately $21.8 million.

Results of Operations for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Revenues

As a development stage company that is currently engaged in the development of therapeutics to fight cancer, we have not yet generated any revenues from our biopharmaceutical business or otherwise since our formation.  We currently do not anticipate that we will generate any revenues during 2014 from the sale or licensing of any products.

Costs and expenses

Operating Expenses. Operating expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. Our operating expenses were $4,655,149 and $6,476,546 for the fiscal years ended December 31, 2013 (“fiscal 2013”) and 2012 (“fiscal 2012”), respectively.  Our operating expenses in fiscal 2013 decreased by $1,821,397 compared to fiscal 2012 primarily as a result of the reduction of $1,449,499 of consulting expenses. The total amount of consulting expenses we paid in 2013 was $35,977. The total amount of consulting expenses we paid in 2012 was $1,485,476. In addition, investor relations and automobile expenses decreased from the prior year. This was offset by the increase of non-cash compensation of $221,969. The total amount of such non-cash compensation we paid in fiscal 2013 was $2,750,223.  However, in fiscal 2012, the total amount of such non-cash compensation we paid to officers and consultants was $2,528,254.  In addition, in late fiscal 2013 our wages, legal, accounting and other professional fees increased substantially as we increased our operating activities and expenses pending the completion of our fundraising efforts.  Since the Private Placement, we have engaged additional employees and consultants, which will increase the amount of cash compensation we will pay in 2014 and thereafter.

Cost of Lion Transaction (Related Party).  In July 2013, we entered into an Agreement and Plan of Merger (the “Lion Agreement”) with Lion Biotechnologies, Inc., a privately held Delaware corporation.  Under the Lion Agreement, Lion Biotechnologies, Inc.’s stockholders received, in exchange for all of their issued and outstanding shares of common stock, an aggregate of 1,340,000 shares of our common stock with a fair value of $6,700,000.  Under the Lion Agreement, we also were obligated to issue an additional 1,350,000 shares of common stock upon the achievement of certain milestones related to our financial performance and position).  These other milestones were achieved in the fourth quarter of 2013 and, as a result, we issued all 1,350,000 shares (having a fair value of $9,956,250) in 2013.  The value of the shares issued under the Lion Agreement was recognized and recorded as an expense in 2013.  The purpose of the Lion Agreement was to acquire access to technical and managerial resources to build our current and future products, which we believed would enhance or future operations and enable us to obtain additional funding. The technical resources that we acquired included access to next generation T-cell technologies (including term sheets for such technologies), access to cancer vaccine technologies that Lion Biotechnologies, Inc. was evaluating at Harvard University, NIH, Baylor University and other institutions, and other proprietary technologies and ideas on novel T-cell manufacturing technologies that that company was designing.

Research and Development.  Research and development costs were $1,329,367 for the year ended December 31, 2013, as compared to $1,656,000 in fiscal 2012.  Research and development expenses in fiscal 2013 included $1,000,000 paid and accrued under the CRADA with the National Institutes of Health and $329,367 paid to the NIH under the license agreement. Research and development expenses in fiscal 2012 included $1,000,000 that we paid under the CRADA with the National Institutes of Health and $636,000 we paid to the NIH under the License Agreement.  We intend to engage in substantial research and development activities in the future, which activities are expected to increase our annual research and development expenses.  However, the amount of our future research and development activities, and the amount of our future expenses, is still uncertain and will, to a certain extent, depend upon the amount of funds that we have available.

Other income (expense)

Interest expense. Interest expense represents the amount of interest that accrued on the various promissory notes we issued to fund our operations, including the $5,000,000 of 7% Tranche A Senior Unsecured Convertible Notes and Tranche B Senior Unsecured Convertible Notes we issued in 2011 (collectively, the “Senior Secured Notes”) and the $1,231,000 of 12% secured promissory notes we issued in 2012 (the “12% Secured Notes”).  Interest expense was $444,729 and $1,922,063 for the years ended December 31, 2013 and 2012, respectively.  As described above, in May 2013 we effected the Restructuring, in which substantially all of our then outstanding indebtedness was converted into shares of our common stock.  The decrease in interest-bearing obligations in 2013 decreased the amount of interest that accrued in 2013.

Cost of Exchange Transaction (Restructuring).  In May 2013 we effected the Restructuring in which we converted outstanding indebtedness into shares of our common stock, exchanged outstanding warrants into additional shares of common stock, and issued shares of our common stock at discounted prices.  We recorded a non-cash expense of $2,296,000 in 2013 as a result of the Restructuring.  No such expenses were incurred in 2012.

Change in fair value of derivative liabilities. We record the change in fair value of derivatives as other income or expense.  Derivatives included in these calculations primarily consist of the outstanding options and warrants that we issued as part of various financing activities and common shares underlying our convertible notes payable. There was no change in fair value of derivative liabilities for the year ended December 31, 2013 compared to a gain of $8,635,000 for the year ended December 31, 2012.  The Company used the assistance of a valuation specialist to determine the fair value of its derivative liability at December 31, 2012.  As a result of our inability to pay our debt obligations, the default status of our convertible promissory notes and lack of available working capital at December 31, 2012, for valuation purposes, we determined that the effect of the default and our insolvent financial condition was that the outstanding conversion features and warrants accounted for as derivative liability upon its issuance had no more value at December 31, 2012.  In the May 22, 2013 Restructuring of our debt and equity securities, all of those securities that were accounted for as a derivative liability were converted into shares of our common stock.  As such, we had no derivative liabilities as of December 31, 2013.

Amortization of discount on convertible notes. During the year ended December 31, 2012, we recorded a valuation discount of $497,888 upon issuance of (i) the 12% secured promissory notes and (ii) a $250,000 interim loan we issued in September 2012.  During the year ended December 31, 2013 we did not issue any indebtedness that would have required us to record a valuation discount.

Restructuring and Financing Costs.  In 2012 we incurred $1,390,000 of costs associated with the fair value of warrants that we issued in connection with our financing transactions in 2012.  No such private placement costs were incurred in 2013.

Net Loss

We had a net loss of $25,381,363 and $3,307,619 in fiscal 2013 and fiscal 2012, respectively.  Our net loss for fiscal 2013 increased by $22,073,744 as compared to fiscal 2012 primarily as a result of non-cash expenses for (i) the cost of the Lion transaction ($16,656,000), and (ii) the Restructuring ($2,296,000).  Our net loss in 2012 also benefitted from a non-cash gain due to the change in the fair value of derivative liabilities (a gain of $8,635,000).  These increased non-cash expenses in 2013 were partially offset by decreases in certain 2013 expenses, such as the decrease in operating expenses (a $1,821,397 decrease) and the $1,477,334 decrease in interest expense.

As development stage company and do not expect to generate any revenues during 2014, and we expect to continue to incur net losses.

Liquidity and Capital Resources

As a result of the Restructuring we completed in May 2013 to convert most of our liabilities into equity and the funds we raised in the Private Placement, as of December 31, 2013 we had cash or cash equivalents of $19,672,000 on hand, $17,576,000 of working capital, and a current ratio of 8.7 to 1.

During 2014, we expect to further ramp up our operations, which will increase the amount of cash we will use in our operations.  Our budget for 2014 includes increased spending on research and development activities, higher payroll expenses as we increase our professional staff, as well as ongoing payments under the CRADA.  Our budget anticipates that we will spend approximately $8 million to $10 million this year on budgeted expenditures, although that amount may change materially.  Based on the funds we had available on December 31, 2013, we believe that we have sufficient capital to fund our anticipated operating expenses for at least twelve months.

Despite the amount of funds that we raised in the Private Placement, the estimated cost of completing the development of our TIL therapy, and of obtaining all required regulatory approvals to market those product candidates, is substantially greater than the amount of funds we currently have available.  While we believe that our existing cash balances will be sufficient to fund our currently planned level of operations for at least twelve months, we will have to obtain additional funds through various financing sources, including possible sales of our securities and strategic alliances with other pharmaceutical or biopharmaceutical companies, in order to fund all of our anticipated product development costs.

As of December 31, 2013, our long-term obligations consist of the $1,000,000 per year (in quarterly installments of $250,000 through August 2016) obligation to the NCI under the CRADA to support research activities thereunder, and the benchmark payments we are required to make to the NIH based on the development and commercial release of licensed products using the technology underlying the License Agreement.  If we achieve all benchmarks for metastatic melanoma, our current primary focus, up to the product’s first commercial sale in the United States, the total amount of all such benchmark payments payable under the License Agreement will be $6,050,000 for the melanoma indication.  Other than the two foregoing contractual obligations to the NCI and the NIH, we had no long-term debt obligations, no capital lease obligations, no material purchase obligations or other similar long-term liabilities.  In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

Inflation and changing prices have had no effect on our continuing operations over our two most recent fiscal years.

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405), “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not expect that the adoption of this guidance to have a material impact on our unaudited condensed financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force). ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. We do not expect the adoption of this standard will have a material impact on our unaudited condensed financial position and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on our present or future financial statements.

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

We estimate the fair value of stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of options that have no vesting restrictions and are fully transferable. This model requires the input of subjective assumptions, including the expected price volatility of the underlying stock and the expected life of stock options.  Projected data related to the expected volatility of stock options is based on the historical volatility of the trading prices of our common stock and the expected life of stock options is based upon the average term and vesting schedules of the options.  Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore the existing valuation models do not provide a precise measure of the fair value of our employee stock options.

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

Our current contractual obligations as of December 31, 2013 that will require future cash payments are as follows:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
NIH obligations	$1,036,659	$981,659	$40,000	$15,000	$-
CRADA obligations	2,500,000	1,000,000	1,500,000	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-	-	-	-	-
Total	$3,536,659	$1,981,659	$1,540,000	$15,000	$-

Off-Balance Sheet Arrangements

At December 31, 2013, we had no obligations that would require disclosure as off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

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

In connection with the preparation of this Annual Report on Form 10-K, we completed an evaluation, as of December 31, 2013, under the supervision of and with participation from this company’s management, including the current Chief Executive Officer and Chief Financial Officer, as to the effectiveness of the design and operation of our disclosure controls and procedures.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of December 31, 2013, management, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

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

In making its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, management used the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on the criteria established by COSO, management determined that the Company did not have sufficient financial reporting personnel to adequately and timely record certain of the Company’s complex financial and financing transactions.  Accordingly, as a result of the foregoing weaknesses our chief executive officer and chief financial officer concluded that, as of December 31, 2013, the Company did not maintain effective internal control over financial reporting based on COSO.

Since December 31, 2013, our Board of Directors has adopted additional entity level controls and implemented additional procedures to bring our internal control procedures into compliance with the criteria established by COSO.  In addition, in order to remedy the identified weaknesses, the Company has engaged an independent consultant to assist the Company with its complex financial and financing transactions.

In light of the material weaknesses described above, additional analyses and other procedures were performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with GAAP.  These measures included expanded year-end closing procedures, the dedication of significant internal resources and external consultant to scrutinize account analyses and reconciliations and management’s own internal reviews and efforts to remediate the material weaknesses in internal control over financial reporting described above.  As a result of these measures, management concluded that the Company’s consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods, presented in conformity with GAAP.

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

The following table sets forth the name, age and position held by each of our executive officers and directors.  Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders.

Name	Age	Position
Manish Singh	45	Chairman of the Board, President and Chief Executive Officer
Merrill A. McPeak(2)(3)	77	Director
Sanford J. Hillsberg(1)(2)	65	Director
Jay Venkatesan(1)(3)	42	Director
Michael Handelman	54	Chief Financial Officer
James Bender, Ph.D.	63	Vice President--Manufacturing

(1)	Member of our Compensation Committee
(2)	Member of our Nominating and Corporate Governance Committee
(3)	Member of our Audit Committee

Recent Management Changes

Anthony J. Cataldo was our Chief Executive Officer and Chairman of the Board during 2012.  Michael Handelman, William Andrews, Martin Schroeder, General (Ret.) Merrill McPeak and L. Stephen Coles, M.D., Ph. D also served as directors on the Board of Directors during 2012.  With the consent of the Board of Directors, on January 14, 2013, Mr. Cataldo took a leave of absence from his position as our Chief Executive Officer (although he remained on the Board of Directors), and General (Ret.) Merrill McPeak took over as our interim Chief Executive Officer.

On May 20, 2013, Martin Schroeder resigned from our Board of Directors.  On May 22, 2013, in connection with the Restructuring, Anthony Cataldo, Michael Handelman and William Andrews resigned from the Board of Directors, and on May 24, 2013, our company’s stockholders removed L. Stephen Coles, M.D., Ph. D from the Board and elected Paul Kessler as a director on the Board.  Accordingly, from May 24, 2013 through July 24, 2013, our Board of Directors consisted of Messrs. McPeak, Voyticky and Kessler.

On July 24, 2013, we acquired Lion Biotechnologies, Inc., a Delaware corporation (“Lion Delaware”), in the Lion Merger.  In connection with the Lion Merger, on July 24, 2013, Manish Singh, the principal executive officer and shareholder of Lion Delaware, was appointed as our new Chief Executive Officer, and he also joined our Board of Directors as its Chairman.  At that time, General McPeak resigned as our interim Chief Executive Officer.  As part of the Lion Merger, Paul Kessler and David Voyticky agreed to resign from the Board, and we agreed that Sanford Hillsberg and Jay Venkatesan would be appointed to the Board.  The foregoing resignations of Mr. Kessler and Mr. Voyticky, and the appointment of Mr. Hillsberg and Dr. Venkatesan became effective on September 3, 2013.

On January 6, 2014, James Bender, Ph.D. joined us as our new Vice President--Manufacturing.  See, “Executive Officers,” and “Executive Compensation--Employment Agreements,” below.

Business Experience and Directorships

The following sets forth the business experience and directorships of our current Board and our two executive officers.

Current Directors

Manish Singh.  Dr. Singh has served as our Chief Executive Officer and Chairman of the Board since his appointment on July 24, 2013.  Dr. Singh is a founder and principal of Lion Technologies, Inc., the Delaware Company that we acquired in July 2013.  Prior to founding Lion Delaware, Dr. Singh served as the President, Chief Executive Officer and as a Director of ImmunoCellular Therapeutics, Ltd from February 2008 to August 2012. Dr. Singh served as a Director at California Technology Ventures, a venture capital firm from June 2003 to December 2007. He managed investments made by that venture capital firm in a number of medical device and biotechnology companies and served as a board director or board observer for several of the firm’s portfolio companies. From October 1995 to June 2003, he held various management and scientific positions with Odysseus Solutions, Cell Genesys, Chiron Corporation and Genetic Therapy, Inc. Dr. Singh has an MBA from UCLA, a Ph.D. in Chemical and Biochemical Engineering from the University of Maryland Baltimore County, an M.S. in Chemical Engineering from Worcester Polytechnic Institute and a B.S. in Chemical Engineering from the Indian Institute of Technology, Roorkee.  None of the above described organizations are affiliated with the Company.

Merrill A. McPeak. General (Ret.) McPeak has served as a member of our Board of Directors since July 2011.  In addition, General McPeak served as our interim Chief Executive Officer from January 14, 2013 until July 24, 2013.  General McPeak currently is the President of McPeak and Associates, a consulting firm that he founded in 1995. He has previously served as a director of several public companies, including Tektronix, Inc., Trans World Airlines, Inc., and ECC International Corp., where he was for many years the chairman of the Board. Since 2010, General McPeak has served as a director of Miller Energy Resources, Inc., a public company engaged in oil and gas exploration, production and related property management, and since August 2008 as a director of Point Blank Solutions, Inc., a former public company that on April 14, 2010 filed a voluntary petition for relief under Chapter 11 of the United States Code in the U.S. Bankruptcy Court for the District of Delaware. General McPeak has served as a director of DGT Holdings, Corp., a real estate business, since April 2005, of Research Solutions, Inc., a company engaged in developing systems to reuse published content, since November 2010, and of GenCorp, an aerospace and defense contractor, since March 2013.  He has been the Chairman of the Board of Coast Plating, Inc., a privately held turnkey provider of metal processing and metal finishing services, since January 2009. He helped found and from December 2003 to February 2012, was Chairman of the Board of EthicsPoint, Inc., a provider of risk management and compliance software-as-a-service that was acquired in 2012 and restyled Navex Global. General McPeak remains a member of the board of directors of Navex Global.

From 1990 until his retirement from active military service in late-1994, General McPeak was Chief of Staff of the United States Air Force. As a member of the Joint Chiefs of Staff, General McPeak was a military advisor to the Secretary of Defense and the President of the United States. General McPeak received a Bachelor of Arts degree in economics from San Diego State College and a Master of Science degree in international relations from George Washington University, and is a member of the Council on Foreign Relations.  Since July 2010, General McPeak has been Chairman of the American Battlefield Monuments Commission.

Sanford J. Hillsberg.  Mr. Hillsberg joined the Board of Directors on September 3, 2013.  Mr. Hillsberg has been an attorney with TroyGould PC since 1976 and is a member of the firm’s Management Committee.  Mr. Hillsberg has served as the Chairman of the Board of Directors of Galena Biopharma, Inc., a publicly-held biopharmaceutical company focused on developing oncology treatments since 2007.  Mr. Hillsberg was a founder and until December 2007, served as a director and Secretary of ImmunoCellular Therapeutics, Ltd., a publicly-held clinical-stage biotechnology company focused on developing immune-based therapies to treat cancer, and its predecessor company since February 2004.  Mr. Hillsberg served as a director and Secretary of Duska Therapeutics, Inc., a publicly-held biopharmaceutical company, and its predecessor company from 1999 until January 2006. He previously served as a director and Vice President of Medco Research, Inc., a then publicly-held pharmaceutical company. Mr. Hillsberg is a member of the Board of Governors of Cedars-Sinai Medical Center and has also previously served as a Commissioner of the Quality and Productivity Commission of the City of Los Angeles. Mr. Hillsberg holds a B.A. degree from the University of Pennsylvania and a J.D. degree from Harvard Law School.

Jay Venkatesan, M.D.  Dr. Venkatesan joined the Board of Directors on September 3, 2013.  Dr. Venkatesan currently is the Managing Member and the Portfolio Manager of Ayer Capital Management LP, a position that he has held since founding that dedicated health care investment fund in 2008.  Prior to founding Ayer Capital, Dr. Venkatesan was a Director at Brookside Capital Partners, the $9.8 billion hedge fund group affiliated with Bain Capital.  Prior to joining Brookside, Dr. Venkatesan was the founder and CEO of Varro Technologies, a knowledge management software company focused on the life sciences.  Previously, he was involved in healthcare venture investing at Patricof & Co. Ventures and in consulting at McKinsey & Company.  Dr. Venkatesan received his M.D. from the University of Pennsylvania School of Medicine and his MBA from the Wharton School of the University of Pennsylvania.  He received his B.A., magna cum laude, from Williams College, where he was elected to Phi Beta Kappa.

Executive Officers

Manish Singh.  Dr. Singh has served as our Chief Executive Officer and Chairman of the Board since his appointment on July 24, 2013.  See, “Business Experience and Directorships--Current Directors,” above.

Michael Handelman. Mr. Handelman has served as our Chief Financial Officer and Secretary since February 2011.  He also was on our Board of Directors from February 2011 until the Restructuring in May 2013.  Mr. Handelman served as the Chief Financial Officer and as a financial management consultant of Oxis International, Inc., a public company engaged in the research, development and commercialization of nutraceutical products, from August 2009 until October 2011. From November 2004 to July 2009, Mr. Handelman served as Chief Financial Officer and Chief Operating Officer of TechnoConcepts, Inc., formerly a public company engaged in designing, developing, manufacturing and marketing wireless communications semiconductors, or microchips. Prior thereto, Mr. Handelman served from October 2002 to October 2004 as Chief Financial Officer of Interglobal Waste Management, Inc., a manufacturing company, and from July 1996 to July 1999 as Vice President and Chief Financial Officer of Janex International, Inc., a children’s toy manufacturer. Mr. Handelman was also the Chief Financial Officer from 1993 to 1996 of the Los Angeles Kings, a National Hockey League franchise. Mr. Handelman is a certified public accountant and holds a degree in accounting from the City University of New York.

James Bender, Ph.D.  Dr. Bender joined us as our Vice President – Manufacturing on January 6, 2014.  From September 2008 to December 2013 and has served as Vice President of Clinical Development and then as Vice President – Product Development and Manufacturing at ImmunoCellular Therapeutics, Ltd., a publicly-held clinical-stage biotechnology company focused on developing immune-based therapies to treat cancer.  From 2002 through 2008, Dr. Bender held various positions at IDM Pharma, most recently as director of product development where he led that company’s efforts relating to the clinical development of a cancer vaccine for the treatment of lung cancer.  Prior to that, he held various positions at Nexell Therapeutics relating to the development of therapeutic stem cell and cancer vaccine products. Prior to that, Dr. Bender spent ten years with Baxter Healthcare Corporation, eight years with the University of New Mexico School of Medicine and five years with St. Joseph’s Hospital in Albuquerque, New Mexico. He has over 75 scientific publications, is an inventor of 11 U.S. patents and holds a Ph.D. degree in immunology from the University of New Mexico and an M.P.H. in laboratory management from the University of Michigan.

Relationships

There are no family relationships among any of our current or new directors, executive officers or key employees.

Scientific & Medical Advisory Board

To assist with the development and commercialization of our TIL-based therapy, we have recruited a team of scientists and clinicians experienced with the development and use of adoptive cell therapy using autologous tumor infiltrating lymphocytes for the treatment of cancer.  Our Scientific & Medical Advisory Board advises regarding our scientific and regulatory strategy.  The members include:

Cassian Yee, M.D., Fred Hutchinson Cancer Research Center.  Dr. Yee currently is a Professor at both the Department of Melanoma Medical Oncology and the Department of Immunology, Division of Cancer Medicine, The University of Texas MD Anderson Cancer Center.

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

Patrick Hwu, M.D., MD Anderson Cancer Center.  Dr. Patrick Hwu was recruited to be the first Chairman of MD Anderson Cancer Center’s Department of Melanoma Medical Oncology in 2003.  Since that time, he has also served as Associate Director of the Center for Cancer Immunology Research and is the current Chair of MD Anderson Cancer Center’s Promotion and Tenure Committee.   Dr. Hwu is a member of the editorial board of the Journal of Immunotherapy.

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

Since September 3, 2013, Jay Venkatesan, as Chairman, and General Merrill McPeak constitute all of the members of the Audit Committee.  General McPeak and Dr. Venkatesan are non-employee directors and independent as defined under The Nasdaq Stock Market’s listing standards.  Dr. Venkatesan has significant knowledge of financial matters, and our Board has designated him as the “audit committee financial expert” of the Audit Committee.  Dr. Venkatesan received an MBA from the Wharton School of the University of Pennsylvania and has extensive experience as a financial analyst.

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

Since September 3, 2013, our Nominating and Governance Committee has consisted of Merrill McPeak, as Chairman, and Sanford J. Hillsberg.

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

Since September 3, 2013, our current members of the Compensation Committee consist of Sanford J. Hillsberg, as Chairman, and Jay Venkatesan.

Code of Ethics

The Board of Directors has adopted a Code of Ethics and Business Conduct to provide guidance to our executive officers regarding standards for conduct of our business, which code has been delivered to all of our executive officers. The full text of our Code of Ethics is available on our website at www.lionbio.com.  A copy of our Code of Ethics will be furnished without charge to any person upon written request. Requests should be sent to Secretary, Lion Biotechnologies, Inc., 21900 Burbank Blvd, Third Floor, Woodland Hills, California 91367.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Commission and to provide us with copies of those filings. Based solely on our review of the copies received by us and on the written representations of certain reporting persons, we believe that the following Forms 3 and 4 were filed later than is required under Section 16(a) of the Securities Exchange Act of 1934:

•
The Forms 4 required to be filed by Merrill McPeak and David Voyticky, members of our Board of Directors, for shares of common stock that they acquired in the May 22, 2013 Restructuring were filed late.

•	The Form 4 required to be filed by Bristol Investment Fund, Ltd. for the securities transactions it effected in the May 22, 2013 Restructuring was filed late.
•	The Forms 4 reporting the November 18, 2013 grant of options to Sanford Hillsberg, Jay Venkatesan and Merrill McPeak, members of our Board of Directors, were filed late.
•	The Form 4 required to be filed by Mr. McPeak for the securities he purchased in the Private Placement was filed late.
•
The Forms 4 required to be filed by Manish Singh, our CEO and a director, and Sanford Hillsberg, a director, for earn-out shares that they received in connection with the July 24, 2014 Merger between this company and Lion Biotechnologies, Inc., a Delaware corporation, were filed late.

Item 11.	Executive Compensation

Compensation Committee Interlocks and Insider Participation

There are no “interlocks,” as defined by the SEC, with respect to any member of the Compensation Committee during 2013.

Summary Compensation Table

The following table sets forth the compensation for services paid in all capacities for the two fiscal years ended December 31, 2013 to all persons who served as our Chief Executive Officer during 2013 and to Michael Handelman, who has served as our Chief Financial Officer during 2013, and who was our only other executive officer who received compensation in excess of $100,000 in either 2013 or 2012.  Mr. Cataldo was our Chief Executive Officer on January 1, 2013.  On January 14, 2013, Mr. Cataldo took a leave of absence from his position as our Chief Executive Officer, and General (Ret.) Merrill McPeak took over as our interim Chief Executive Officer.  Mr. Cataldo formally resigned as our Chief Executive Officer on June 19, 2013.  Mr. McPeak continued to serve as our interim Chief Executive Officer until Manish Singh was appointed as our new Chief Executive Officer on July 24, 2013.  Mr. McPeak did not receive any compensation for his services as our interim Chief Executive Officer.  Mr. Cataldo, Mr. McPeak, Dr. Singh and Mr. Handelman are our “named executive officers.”  Manish Singh currently is our Chief Executive Officer.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	All other Compen- sation ($)	Total ($)
Anthony Cataldo	2013	$133,000	(1)	-0-	$-0-	$-0-	-0-	$133,000
Former President and Chief	2012	280,500		-0-	-0-	-0-	-0-	280,500
Executive Officer								–
Merrill McPeak	2013	$-0-		-0-	$-0-	$-0-	-0-	$-0-
Former President and Chief	2012	N/A		N/A	N/A	N/A	N/A	N/A
Executive Officer
Manish Singh	2013	$66,627	(2)	-0-	$-0-	$-0-	-0-	$66,627
President and Chief	2012	N/A		N/A	N/A	N/A	N/A	N/A
Executive Officer

Michael Handelman	2013	$180,000		-0-	-0-	$-0-	-0-	180,000
Chief Financial Officer	2012	$180,000		-0-	-0-	$-0-	-0-	180,000

(1)
Represents the amount of compensation that we accrued for Mr. Cataldo’s during 2013.  On June 19, 2013, we entered into a settlement agreement with Mr. Cataldo in which we agreed to pay him $370,000 to settle all claims between Mr. Cataldo and this company, including, but not limited to, amounts owed to him under his employment agreement.  On November 18, 2013, we revised the terms of the settlement agreement and paid Mr. Cataldo $250,000 in cash as payment in full for all amounts owed to him under the settlement agreement.

(2)
Represents Dr. Singh’s salary from the date of his appointment as our Chief Executive Officer on July 24, 2013.  We agreed with Dr. Singh that his annual base salary would be $34,000 until we raised at least $1,000,000 in additional financing, after which his salary would automatically increase to $350,000.  Since we raised over $1,000,000 in the November 5, 2013 Private Placement, Dr. Singh’s annual salary increased at that time to $350,000.

2013 Grants of Plan-Based Awards

We did not grant any stock options in 2013 to our named executive officers under our 2011 Equity Incentive Plan or otherwise.

Employment Agreements

We currently are a party to employment agreements that we have entered into with Manish Singh, who serves as our Chief Executive Officer, Michael Handelman who serves as our Chief Financial Officer and Secretary, and James Bender, our new Vice President--Manufacturing.

Manish Singh.  In connection with his appointment as Chief Executive Officer and Chairman of the Board, we entered into an employment agreement (the “Employment Agreement”) with Dr. Singh pursuant to which we are required to pay Dr. Singh an annual base salary of $34,000 until this company raises at least $1,000,000 in additional financing, after which his salary would automatically increase to $350,000.  Since we raised over $1,000,000 in the November 5, 2013 Private Placement, Dr. Singh’s annual salary has increased to $350,000.  In addition to his base salary, Dr. Singh will be eligible to participate in the company’s annual incentive compensation program, with a target potential bonus of 30% of Dr. Singh’s salary, conditioned upon the satisfaction of individual and company objectives.  Dr. Singh will also be entitled to health and other benefits programs and, on July 24, 2014, he will also be eligible to receive stock option grants under our stock option plan.

Dr. Singh’s employment under the Employment Agreement is “at-will” and not for any specific period of time.  As a result, Dr. Singh is free to resign at any time, for any or no reason, and we may terminate Dr. Singh’s employment at any time, with or without cause.  However, in the event that we terminate the Employment Agreement without cause then (1) we will be required to make a lump sum payment to Dr. Singh equal to 12 months of his base annual salary, and (2) any unvested stock options will become fully vested and Dr. Singh will have one year within which to exercise his vested options (the “Severance Package”).  If Dr. Singh terminates his employment for “good reason” as defined in the Employment Agreement, he will receive the severance benefits described in the preceding sentence. If, within six months immediately preceding a Change of Control (as defined in the Employment Agreement) or within 12 months immediately following a Change of Control, Dr. Singh’s employment is terminated by us for any reason other than cause, then Dr. Singh will be entitled to receive the Severance Package.  Had the Employment Agreement been terminated by us without “cause” or following a change in control on December 31, 2013, Dr Singh would have been entitled to receive a severance payment of $350,000 and health insurance benefits of $3,600 (representing the family health benefit payments for a twelve-month period).

Michael Handelman.  In 2011 we entered into an employment agreement with Michael Handelman.  The employment agreement became effective as of May 1, 2011 and has a term of five years from the effective date.  Under that agreement, Mr. Handelman is entitled to receive the annual base salary of $180,000, has the right to receive benefits under our benefit plans, if and when such plans exist, and will have the opportunity to earn performance bonuses as determined by our Compensation Committee or any bonus plans then in effect.  Additionally, under the terms of Mr. Handelman’s employment agreement, he received a stock option to purchase up to 25,000 shares of our common stock, exercisable at $125.00 a share, under our 2011 Equity Compensation Plan.  The options have a ten-year term and vest in equal monthly installments over the five-year period commencing on the effective date of the employment agreement.

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

i.           all compensation and benefits earned through the date of his termination;

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

If Mr. Handelman’s employment terminates as a result of his death or disability, Mr. Handelman (or his estate) shall be entitled to a pro-rata share of the target bonus in addition to all compensation and benefits earned through the date of termination.  Had Mr. Handelman’s employment been terminated by us without “cause” or following a change in control on December 31, 2013, Mr. Handelman would have been entitled to receive severance payments equal $520,000 and health insurance benefits of $9,264 (representing the family health benefit payments for a twelve-month period).

James Bender.  Dr. Bender entered into an employment agreement with us effective as of January 6, 2014.  Under the employment, we paid Dr. Bender a $30,000 signing bonus on January 6, 2014, and agreed to pay him an annual salary of $210,000.  Dr. Bender also is entitled to a year-end incentive bonus of up to 25% of his base salary.  Effective as of January 6, 2014, we granted Dr. Bender (i) stock options to purchase an aggregate of 100,000 shares of our common stock, and (ii) 100,000 shares of restricted common stock.  The stock options have an exercise price of $9.60, the fair market value of the common stock on January 6, 2014.  Provided that he is still employed with us on the following dates, the foregoing stock options will vest in three installments as follows: (i) Options for the purchase of 33,333 shares shall vest on January 6, 2015; and the remaining shares shall vest quarterly over the next two years after January 6, 2015.  Provided that Dr. Bender is still employed with us on the following dates, the foregoing 100,000 restricted shares will similarly vest in three installments as follows: (i) 20,000 shares shall vest on September 30, 2014; (ii) 30,000 shares shall vest on September 30, 2015, and (iii) 50,000 shares shall vest on September 30, 2016.  Either party can terminate the employment at any time; provided, however, that if we terminate the employment agreement without cause (as defined in the employment agreement), any of his unvested stock options and unvested shares of restricted stock will become fully vested, and he shall have twelve months from the date of termination within which to exercise his vested options. In addition, Dr. Bender will be eligible to receive a severance payment equivalent to six months of his then base salary. If, within six months immediately preceding a Change in Control (as defined in his employment agreement) or within 12 months immediately following a Change of Control, Dr. Bender’s employment is terminated by us for any reason other than cause, then Dr. Bender’s unvested stock options and shares of restricted stock will immediately vest and he will be entitled to receive a severance payment equal to six months of his then base salary.  Had the Employment Agreement been terminated by us without “cause” or following a change in control on as of the date of this Annual Report, Dr. Bender would have been entitled to receive a severance payment of $105,000 and health insurance benefits of $1,500 (representing the family health benefit payments for a twelve-month period).

2011 Equity Incentive Plan

As of October 14, 2011, we adopted our 2011 Equity Incentive Plan (the “2011 Plan”).  Employees, directors, consultants and advisors of the Company are eligible to participate in the 2011 Plan. The 2011 Plan was adopted to encourage selected employees, directors, consultants and advisors to improve operations, increase profitability, accept or continue employment or association with the Company through the participation in the growth in value of the common stock of the Company. The 2011 Plan is to be administered by the Board of Directors or its Compensation Committee. The Board has delegated the administration of the 2011 Plan to our Compensation Committee.

The 2011 Plan initially had 180,000 shares of common stock reserved for issuance in the form of incentive stock options, non-qualified options, common stock, and grant appreciation rights.  The 2011 Plan was not approved by our stockholders within the required one-year period following its adoption and, accordingly, no incentive stock options can be granted under that plan.  In August 2013 our Board of Directors and a majority of our stockholders approved an amendment to increase the number of shares available under the 2011 Plan from 180,000 shares to 1,700,000 shares, and an amendment to increase the number options or other awards that can be granted to any one person during a twelve (12) month period from 50,000 shares to 300,000 shares. The foregoing amendment to the 2011 Plan became effective in September 2013.

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

Subject to certain exceptions, the maximum term of options and SARS under the 2011 Plan is ten years. Generally, Options and SARs awarded under the 2011 Plan generally will terminate ninety (90) days after termination of the participant’s service.

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

2010 Stock Incentive Plan

On March 29, 2010, our Board adopted the Genesis Biopharma, Inc. 2010 Equity Compensation Plan (the "2010 Plan") pursuant to which the Board reserved an aggregate of 35,000 shares of common stock for future issuance. The 2010 Plan provided for awards of incentive stock options, non-qualified stock options, rights to acquire restricted stock, rights to acquire unrestricted stock, and stock appreciation rights, or SARs, but since we did not obtain stockholder approval of the 2010 Plan within twelve (12) months after the date the Board adopted the 2010 Plan, incentive stock options could not be granted. Under the 2010 Plan, no option could have a term of more than 10 years from the date of grant and the exercise price of non qualified options and the base value of a stock appreciation right shall not be less than the fair market value of the common stock on the date of grant. As of October 2011, when the 2011 Plan was adopted, options for the issuance of all 35,000 shares had been granted, and no shares were available for additional grants under the 2011 Plan.

Outstanding Equity Awards

The following table sets forth outstanding equity awards held by our named executive officers as of December 31, 2013 under our 2010 Plan and 2011 Plan:

2013 Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#)				Option Exercise Price ($)	Option Expiration Date
	Exercisable		Unexercisable
Anthony Cataldo Former President and Chief Executive Officer(2)	8,333	(1)	11,668		$125.00	10/14/2021
Merrill McPeak Former President and Chief Executive Officer(2)	5,000	(3)	-0-		$115.00	10/14/2021
	10,000	(4)	30,000	(4)	$5.65	11/8/2023
Manish Singh President and Chief Executive Officer	-0-		-0-		-0-	--
Michael Handelman Chief Financial Officer and Treasurer	8,333	(1)	11,668		$125.00	10/14/2021

(1)	These options vest in equal monthly installments over five years.
(2)	Mr. Cataldo and Mr. McPeak have resigned and are no longer this company’s President and Chief Executive Officer.
(3)	These options vest in equal monthly installments over a one-year period.
(4)
On November 18, 2013, Mr. McPeak was granted an option to purchase up to 40,000 shares. Options for 10,000 of these shares vested upon grant, with the remaining options vesting over the next quarterly periods.

Option Exercises and Stock Vested

There were no exercises of stock options by any of our named executive officers during 2013.

Director Compensation

The following table sets forth information concerning the compensation paid to all persons during 2013 who served as non-employee directors of this Company during 2013, for their services rendered as directors.  The compensation of Chief Executive Officer and Chief Financial Officer is described in the Summary Compensation Table of Executive Officers.  Executive officers who serve on our Board of Directors are not compensated for their services as directors.

Director Compensation Table

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)		All Other Compensation ($)	Total ($)
Martin Schroeder(2)	$-0-	—	—		—	$-0-
Dr. L. Stephen Coles(2)	$15,000	—	—		—	$15,000
Dr. William Andrews(2)	$15,000	—	—		—	$15,000
Paul Kessler(2)	-0-	$667,660	—		—	$667,660
Merrill A. McPeak	$-0-	$667,660	$226,000	(3)	—	$904,910
David Voyticky(2)	$-0-	$667,660	—		—	$667,660
Sanford J. Hillsberg	$11,250	—	$226,000	(3)	—	$237,250
Jay Venkatesan	$11,250	—	$226,000	(3)	—	$237,250
________________________
(1) Represents the grant date value computed in accordance with FASB ASC Topic 718.
(2) No longer is a director on our Board of Directors.

(3) On November 18, 2013, each non-executive director was granted an option to purchase up to 40,000 shares at an exercise price of $5.65 per share (the closing price of our common stock on the date of grant). Options for 10,000 of these shares vested upon grant, with the remaining options vesting over the next quarterly periods.  These options have a ten-year term and will be exercisable for two years following termination of service as a member of our Board of Directors, unless the Director is terminated for a cause, in which case the options are terminated.

On July 24, 2013, we entered into a Director Stock Award Agreement with each of General Merrill McPeak, Matrix Group International, Inc. (on behalf of David Voyticky) and Bristol Capital Advisors, LLC (on behalf of Paul Kessler) whereby General McPeak, Matrix and Bristol each received 133,532 shares of common stock for consideration of services rendered as directors.  Mr. Voyticky and Mr. Kessler no longer are directors of this company.

Under our director compensation plan that was adopted in November 18, 2013, each director who is not an employee will receive the following cash compensation for service on our Board of Directors and committees of our Board of Directors during 2013-2014:

•	an annual retainer fee of $25,000 for each director, payable quarterly,

•	an annual retainer fee of $10,000 for the chairperson of each Committee of our Board of Directors, payable quarterly,

•	a fee of $2,500 per board meeting attended by the director in person,

•	a fee of $1,500 per board meeting attended by the director telephonically, and

•	a fee of $1,000 per committee meeting attended by the director.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 27, 2014 by (i) each person who is known by us to own more than 5% of either the outstanding common stock; (ii) each of our directors; (iii) each of the named executive officers; and (iv) all of our current executive officers and directors as a group.  As of March 27, 2014, a total of 22,058,959 shares of common stock were outstanding.  The shares of Series A Preferred do not have voting rights.

	Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares		Percent of Class (2)
Ayer Capital Management LP (3) 616 Corporate Way, Suite 2-4931 Valley Cottage, NY 10989	5,604,011		25.4%
Bristol Investment Fund Ltd. (4) Bristol Capital Advisors, LLC 10690 Wilshire Boulevard, Suite 1050 Los Angeles, CA 90024	3,998,732		18.1%
Manish Singh	2,671,000	(5)	12.0%
Jay Venkatesan	5,634,011	(6)	25.5%
Michael Handelman	15,418	(7)	*
Merrill A. McPeak	481,432	(8)	2.2%
Sanford J. Hillsberg	299,000	(9)	1.3%
James G. Bender	100,000	(10)	*
All directors and executive officers as a group (6 persons)	9,200,861	(11)	41.2%

*	Less than 1%.
(1)	Unless otherwise indicated, the address of each of the persons shown is c/o Lion Biotechnologies, Inc., 21900 Burbank Boulevard, 3rd Floor, Woodland Hills, California 91367.
(2)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding, including for purposes of computing the percentage ownership of the person holding such option, warrant or convertible security, but not for purposes of computing the percentage of any other holder.

(3)
Based on a Schedule 13G filed with the SEC on June 3, 2013 by Ayer Capital Management, LP, ACM Capital Partners, LLC, Jay Venkatesan, Ayer Capital Partners Master Fund, L.P. and Ayer Capital Partners, LLC.  Jay Venkatesan is the Managing Member of ACM Capital Partners, LLC and Ayer Capital Partners Master Fund, L.P.  On July 24, 2013, Ayer Capital Management, LP entered into a lock-up agreement with us pursuant to which the fund agreed that not to, directly or indirectly, offer, sell, assign, transfer, pledge, contract to sell, or otherwise dispose of, any shares of common stock until July 24, 2014.

(4)
Based on a Schedule 13D/A filed with the SEC on February 20, 2014 and subsequent information these stockholders provided to us, Bristol Investment Fund, Ltd. owns 3,998,732 shares and Bristol Capital Advisors, LLC owns no shares.  On July 24, 2013, Bristol Investment Fund, Ltd. entered into a lock-up agreement with us pursuant to which the fund agreed that not to, directly or indirectly, offer, sell, assign, transfer, pledge, contract to sell, or otherwise dispose of, any shares of common stock until July 24, 2014.  Paul Kessler, as manager of the investment advisor to Bristol Investment Fund, Ltd. ("BIF") and the manager of Bristol Capital Advisors, LLC, has power to vote and dispose of the shares owned by these funds.  Mr. Kessler disclaims beneficial ownership of the shares owned by BIF.

(5)
Represents 2,546,000 shares of common stock, and a Warrant to purchase 125,000 shares of common stock.  Dr. Singh acquired 1,206,000 of these shares on July 24, 2013 as consideration in the Lion Merger.  The merger agreement also provided that he is entitled to receive an additional 1,215,000 shares upon this company meeting certain milestones.  Both of those milestones have been met, and we have issued all 1,215,000 shares to Dr. Singh.  Dr. Singh has entered into a lock-up agreement with us pursuant to which he has agreed that he will not, directly or indirectly, offer, sell, assign, transfer, pledge, contract to sell, or otherwise dispose of, any shares of common stock until July 24, 2014.

(6)
Represents the 5,604,011 shares owned by Ayer Capital Management LP described in footnote (3) above, plus options to purchase 30,000 shares of common stock that are exercisable currently or within 60 days of March 27, 2014.  Jay Venkatesan is the Managing Member of ACM Capital Partners, LLC and Ayer Capital Partners Master Fund, L.P.

(7)	Consists of options to purchase 15,418 shares of common stock that are exercisable currently or within 60 days of March 27, 2014.
(8)
Represents 396,432 shares of common stock, 50,000 shares of common stock issuable upon exercise of Warrants purchased in the Private Placement, and options to purchase 35,000 shares of common stock that are exercisable currently or within 60 days of March 27, 2014.

(9)	Represents 269,000 shares of common stock and options to purchase 30,000 shares of common stock that are exercisable currently or within 60 days of March 27, 2014.
(10)	Represents 100,000 shares of common stock.
(11)	Includes options and warrants to purchase 285,418 shares of common stock that are exercisable currently or within 60 days of March 27, 2014.

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2013, (i) the number of shares of our common stock that are issuable under our equity compensation plans upon the exercise of outstanding options, warrants and other rights, (ii) the weighted-average exercise price of such options, warrants and rights, and (iii) the number of securities remaining available for future issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders(1)	--	--	--

Equity compensation plans not approved by stockholders	94,750	$108.50	85,250	(2)
Total	94,750	$108.50	--

(1)
On October 14, 2011, the Board of Directors adopted our 2011 Equity Incentive Plan.  However, that plan has not been submitted to our stockholders for their approval.  Accordingly, while we have an equity compensation plan, we don’t have a plan that was approved by the stockholders.

(2)	In September 2013, we amended the 2011 Equity Incentive Plan to increase the number of shares we are authorized to issue under that plan to 1,700,000 shares of common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Other than employment agreements with our executive officers, and other payments made to our executive officers, all as described above under the section entitled “Item 11.  Executive Compensation,” the following is a description of transactions since January 1, 2011, to which we have been a party in which (i) the amounts involved exceeded or will exceed $120,000, and (ii) our directors and executive officers or holders of more than 5% of our common stock, or any member of the immediate family of the foregoing persons or entities affiliated with them, had or will have a direct or indirect material interest.

Emmes Group Consulting LLC.  Effective as of February 15, 2011, we entered into a consulting agreement with Emmes Group Consulting LLC, a strategic business consulting firm (“Emmes”).  Mr. Schroeder is an Executive Vice President and Managing Director of Emmes and the Emmes Group, Inc.  Mr. Schroeder was a director of this company from June 13, 2011 until May 20, 2013.

Under the consulting agreement, Emmes agreed to assist and advise us with respect to the development of an overall strategic business plan, the identification of in-licensing therapeutic opportunities, and raising debt and equity capital.  In consideration for the foregoing consulting services, we issued to Emmes a ten-year warrant to purchase up to 1,000 shares of our common stock at an exercise price of $126.00 per share.  In addition, we agreed to pay Emmes $10,000 per month.  Effective August 1, 2011, we amended the consulting agreement to increase the monthly consulting fee to $20,000, commencing as of July 11, 2011.  In 2011, we have paid Emmes a total of $150,000 in consulting fees (in addition to the grant of the warrant for the purchase of 1,000 shares).

On February 12, 2012, we entered into a Second Amendment to the Consulting Agreement engaging the Emmes Group as our senior contractor and project manager responsible for the overall management of the design, development, implementation, and installation of our corporate and regulatory compliant information technology infrastructure and systems.  Under the Second Amendment, the consulting fee increased from $20,000 per month to $60,000 per month.  In 2012, we paid Emmes a total of $240,000.

As of November 14, 2013, we owed Emmes $164,746.  On November 14, 2013 we settled the foregoing outstanding amount by paying Emmes $116,000, and we no longer have any further obligations to Emmes.

Anthony Cataldo.  Anthony Cataldo was our Chief Executive Officer from February 7, 2011 until his formal resignation on June 19, 2013.  Mr. Cataldo also was the Chairman of our Board of Directors from February 7, 2011 until May 22, 2013.  On June 19, 2013, we entered into a Settlement Agreement and General Release of All Claims (the “Settlement Agreement”) with Anthony Cataldo.  Under the Settlement Agreement, Mr. Cataldo voluntarily resigned as our Chief Executive Officer, effective as of June 1, 2013, and we agreed to pay him a cash payment of $370,000 when we obtain financing of more than $5,000,000.  The $370,000 was to be paid as follows:  (a) a payment of $120,000, less all appropriate federal and state income and employment taxes, would be paid in cash, and (b) and another payment of $250,000, less all appropriate federal and state income and employment taxes, would be reinvested by us on Mr. Cataldo’s behalf in the securities to be sold in the next financing, on the same terms and conditions.  The Settlement Agreement also provided for mutual releases of all claims related in any way to the transactions or occurrences between Mr. Cataldo and this company to the fullest extent permitted by law, including, but not limited to, his employment with us.  Since we raised more than $5,000,000 in the November 5, 2013 Private Placement, the foregoing $370,000 payment was due after the closing of the Private Placement.  On November 18, 2013, we revised the terms of the Settlement Agreement and paid Mr. Cataldo $250,000 in cash as payment in full for all amounts owed to him under the Settlement Agreement.

Bristol Capital Advisors, LLC.  Effective July 15, 2011, we entered into a consulting agreement with Bristol Capital Advisors, LLC, a strategic business consulting firm.  Bristol Capital Advisors, LLC is affiliated with Bristol Investment Fund, Ltd., an entity that beneficially owned more than 5% of our common stock.  Under the consulting agreement, Bristol Capital Advisors, LLC agreed to assist us with general corporate activities including but not limited to strategic and financial planning; management and business operations; financial projections and investor presentation materials; and any other consulting or advisory services. In consideration for the foregoing services, we issued to Bristol Capital Advisors, LLC a five-year warrant to purchase up to 15,000 shares of common stock at an exercise price of $150.00 per share.  This warrant contained full ratchet anti-dilution protection for any sales of common stock, or common stock equivalents, at a price of less than $150.00 per share and could be exercised on a cash-less basis after July 15, 2012.  Effective September 1, 2011, we entered into an addendum to the consulting agreement with Bristol Capital Advisors, LLC to pay Bristol Capital Advisors, LLC an additional $100,000 in cash.

On May 22, 2013, both Bristol Investment Fund, Ltd. and Bristol Capital Advisors, LLC (collectively, “Bristol”) participated in the Restructuring that was completed on May 22, 2013.  In the Restructuring, Bristol converted approximately $2.92 million of senior secured promissory notes and other indebtedness (including accrued interest and penalties) into shares of our common stock, purchased additional shares of common stock for $1.00 per share, received additional shares for no additional consideration, and exchanged warrants for the purchase of 45,325 shares of capital stock into shares of Common Stock.  For the foregoing, Bristol collectively received 3,140,217 shares of our common stock.

Paul Kessler, the founder and manager of Bristol, was a director on our Board of Directors from May 24, 2013 until September 3, 2013.  On July 24, 2013, we entered into a Director Stock Award Agreement with each of our directors and with Bristol Capital Advisors, LLC (on behalf of Paul Kessler) whereby each of those directors and Bristol Capital Advisors, LLC each received 133,532 shares of common stock for consideration of services rendered as directors.

Manish Singh and Sanford J. Hillsberg.  Manish Singh currently is our Chief Executive Officer and the Chairman of our Board of Directors, and Sanford J. Hillsberg currently is a director.  Messrs. Singh and Hillsberg also owned all of the capital stock of Lion Biotechnologies, Inc., a Delaware corporation (“Lion Delaware”).  On July 24, 2013, through a merger with our wholly-owned subsidiary, we acquired Lion Delaware.  The purpose of the acquisition was to acquire access to technical and managerial resources to build our current and future products, which we believed would enhance or future operations and enable us to obtain additional funding.  In the merger, Messrs. Singh and Hillsberg received, in exchange for all of their issued and outstanding shares of Lion Delaware’s common stock, an aggregate of 1,340,000 shares of our common stock, as well as the ability to receive an additional 1,350,000 shares of our common stock upon the achievement of two milestones related to our financial performance and position.  The Private Placement and the subsequent trading activity of our common stock satisfied the two milestones and, accordingly, in November 2013 and December 2013 we issued the remaining 1,350,000 earn-out shares of common stock to Messrs. Singh and Hillsberg.  As part of the Merger, Dr. Manish Singh entered into an employment agreement with us whereby we appointed him as our Chief Executive Officer and Chairman of the Board of Directors.  Mr. Hillsberg also was appointed as one of our directors in connection with the merger.

On November 5, 2013, Manish Singh invested in the Private Placement and purchased $250,000 of common stock and warrants on the same terms and conditions as all other investors.  Herbert Hillsberg, Sanford Hillsberg’s father, also invested in the Private Placement and purchased $50,000 of our common stock and warrants.

Merrill A. McPeak.  Merrill A. McPeak has been a director of this company since July 20,2011.  General McPeak also was our interim Chief Executive Officer from January 14, 2013 until July 24, 2013.  On January 31, 2013, General Merrill McPeak loaned us $200,000 at an interest rate of 18% per annum.  In connection with the Restructuring that was effected on May 22, 2013, General McPeak’s loan, including accrued interest, was exchanged for 212,800 shares of our common stock (at an exchange price of $1.00 per share).

Merrill McPeak also invested in the November 5, 2013 Private Placement and purchased $50,000 of our common stock and warrants on the same terms and conditions as all other investors.

Director Independence

Our Board had determined that Sanford Hillsberg, Jay Venkatesen and General Merrill McPeak qualify as “independent directors” under the Nasdaq Stock Market’s listing standards.

Our common stock is traded on the OTC QB market under the symbol “GNBP.”  The OTC QB market electronic trading platform does not maintain any standards regarding the “independence” of the directors for our Board of Directors, and we are not otherwise subject to the requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent.

Item 14.	Principal Accounting Fees and Services

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Weinberg & Company, our independent registered public accountants for the fiscal years ended December 31, 2013 and December 31, 2012.

	Year Ended December 31, 2013	Year Ended December 31, 2012
Audit Fees	$130,297	$128,175
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
	$130,297	$128,175

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

Our Audit Committee or our Board of Directors considered whether the provision of the services described above for the fiscal years ended December 31, 2012 and 2013, is compatible with maintaining the auditor’s independence.

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

Exhibit	Description
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

10.11	Consulting Agreement, dated February 12, 2012, between Theorem and Genesis Biopharma, Inc.
10.12	Form of Securities Purchase Agreement, dated April 17, 2011(incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on April 22, 2011).
10.13	Consulting Agreement dated July 15, 2011, between Theorem and Genesis Biopharma, Inc. (incorporated herein by reference to the Registrant’s Form 10-K filed with the Commission on March 30, 2012).
10.14
Consulting Agreement dated July 15, 2011, between Bristol and Genesis Biopharma, Inc. Addendum No. 1, dated ____, 2011 (incorporated herein by reference to the Registrant’s Form 10-K filed with the Commission on March 30, 2012).

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

10.25
Form of Amendment #3 to Tranche A Senior Unsecured Convertible Notes and Tranche B Senior Unsecured Convertible Notes (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on January 10, 2012).

10.26
Form of Amendment No. 5 to Tranche A Senior Unsecured Convertible Notes and Tranche B Senior Unsecured Convertible Notes (incorporated herein by reference to the Registrant’s Form 8-K/A filed with the Commission on February 6, 2012).

Exhibit	Description
10.27
Form of Amendment No. 6 to Tranche A Senior Unsecured Convertible Notes and Tranche B Senior Unsecured Convertible Notes, effective as of February 29, 2012 (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on March 6, 2012).

10.28
Form of Amendment No. 4 Tranche A Warrants to Purchase Common Stock and Tranche B Warrants to Purchase Common Stock (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on March 6, 2012).

10.29
Form of Amendment No. 8 to Tranche A Senior Unsecured Convertible Notes and Tranche B Senior Unsecured Convertible Notes effective March 30, 2012 (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on April 5, 2012).

10.30
Form of Amendment No. 5 to the Tranche A Warrants to Purchase Common Stock and Tranche B Warrants to Purchase Common Stock effective March 30, 2012 (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on April 5, 2012).

10.31
Form of two hundred and forty five thousand ($245,000) dollar 12% Promissory Note issued by the Company to Ayer Capital Partners Master Fund, L.P. effective April 5, 2012 (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on April 10, 2012).

10.32
Form of five thousand ($5,000) dollar 12% Promissory Note issued by the Company to Ayer Capital Partners Kestrel Fund, L.P. effective April 5, 2012 (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on April 10, 2012).

10.33	Form of Note and Common Stock Subscription Agreement (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on May 11, 2012).
10.34	Form of Secured Promissory Note, due June 30, 2012 (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on May 11, 2012).
10.35	Form of Maturity Date Extension (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on July 6, 2012).
10.36	Form of Maturity Date Extension (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on October 4, 2012).
10.37	Form of Exchange Agreement (incorporated herein by reference to the Registrant’s Form 10-Q filed with the Commission on May 29, 2013).
10.38	Form of Stock Purchase Agreement (incorporated herein by reference to the Registrant’s Form 10-Q filed with the Commission on May 29, 2013).
10.39
Agreement and Plan of Merger, dated July 24, 2013, between the Company, Lion Biotechnologies, Inc. and Genesis Biopharma Sub, Inc. (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on July 25, 2013).

10.40	Form of Director Stock Award Agreement (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on July 25, 2013).
10.41	Executive Employment Agreement, dated July 24, 2013, between the Company and Manish Singh.
10.42
Form of Registration Rights Agreement to be entered into by and among Lion Biotechnologies, Inc. and the Investors under the Securities Purchase Agreement (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on October 31, 2013).

10.43
Securities Purchase Agreement, dated October 30, 2013, by and among Lion Biotechnologies, Inc. and the Investors thereunder (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on October 31, 2013).

10.44
Executive Employment Agreement, dated January 6, 2014, between the Company and James Bender (incorporated herein by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on January 21, 2014).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101
The following financial information from the Annual Report on Form 10-K of Lion Biotechnologies, Inc. for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of December 31, 2013 and 2012; (2) Statements of Operations for years ended December 31, 2013 and 2012 and for the period from September 17, 2007 (Date of Inception) through December 31, 2013; (3) Statements of Stockholders’ Equity (Deficiency) for the period from September 17, 2007 (Date of Inception) through December 31, 2013; (4) Statements of Cash Flows for years ended December 31, 2013 and 2012 and for the period from September 17, 2007 (Date of Inception) through December 31, 2013; and (5) Notes to Financial Statements.

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

LION BIOTECHNOLOGIES, INC.

Date: March 27, 2014	By:	/s/ Manish Singh
		Name:	Manish Singh
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Manish Singh	Chief Executive Officer (Principal	March 27, 2014
Manish Singh	Executive Officer) and Director

/s/ Michael Handelman	Chief Financial Officer	March 27, 2014
Michael Handelman	(Principal Financial Officer and Principal Accounting Officer)

/s/ Merrill A. McPeak	Director	March 27, 2014
Merrill A. McPeak

/s/ Jay Venkatesan	Director	March 27, 2014
Jay Venkatesan

/s/ Sanford J. Hillsberg	Director	March 27, 2014
Sanford J. Hillsberg

LION BIOTECHNOLOGIES, INC.
FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

Contents

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements

Balance Sheets as of December 31, 2013 and 2012	F-2

Statements of Operations for years ended December 31, 2013 and 2012 and for the period from September 17, 2007 (Date of Inception) through December 31, 2013	F-3

Statements of Stockholders’ Equity (Deficiency) for the period from September 17, 2007 (Date of Inception) through December 31, 2013	F-4

Statements of Cash Flows for years ended December 31, 2013 and 2012 and for the period from September 17, 2007 (Date of Inception) through December 31, 2013	F-5

Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Lion Biotechnologies, Inc.
Woodland Hills, California

We have audited the accompanying balance sheets of Lion Biotechnologies, Inc. (a development stage company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended and for the period from September 17, 2007 (inception) to December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lion Biotechnologies, Inc. as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended and for the period from September 17, 2007 (inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

WEINBERG & COMPANY, P.A.
Los Angeles, California
March 27, 2014

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2013	2012

ASSETS

Current Assets
Cash and cash equivalents	$19,672,177	$-
Deposits	15,000	5,000
Prepaid expenses	158,716	2,275
Total Current Assets	19,845,893	7,275

Property and equipment, net of accumulated depreciation of $16,002 and $8,915	27,756	22,138
Total Assets	$19,873,649	$29,413

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable	$412,976	$1,098,271
Accrued expenses	1,856,956	1,740,220
7% Senior secured convertible promissory notes	-	5,000,000
12% Secured promissory note	-	1,231,250
September 2012 secured promissory note	-	250,000
Accrued interest and penalty	-	2,029,148
Total Current Liabilities	2,269,932	11,348,889

Commitments and contingencies

Stockholders' Equity (Deficiency)
Preferred stock, $0.001 par value; 50,000,000 shares authorized,
17,000 shares and no shares issued and outstanding, respectively	17	-
Common stock, $0.000041666 par value; 150,000,000 shares authorized,
20,023,958 and 818,806 shares issued and outstanding, respectively	835	34
Common stock to be issued, 303,125 shares	245,153	245,153
Additional paid-in capital	81,884,897	19,119,532
Accumulated deficit	(64,527,185)	(30,684,195)
Total Stockholders' Equity (Deficiency)	17,603,717	(11,319,476)

Total Liabilities and Stockholders' Equity ( Deficiency)	$19,873,649	$29,413

The accompanying notes are an integral part of these financial statements.

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
Statements of Operations

			For the Period from
			September 17, 2007
	For the Years Ended		(Date of Inception)
	December 31,		through
	2013	2012	December 31, 2013

Revenues	$-	$-	$-

Costs and expenses
Operating expenses (including $2,750,223, $2,528,254 and $10,138,952 of non-cash share-based compensation costs)	4,655,149	6,476,546	31,153,187
Cost of Lion transaction - related party	16,656,250	-	16,656,250
Research and development	1,329,367	1,656,000	4,912,412
Impairment of intangible asset	-	-	160,036
Total costs and expenses	22,640,766	8,132,546	52,881,885

Loss from operations	(22,640,766)	(8,132,546)	(52,881,885)

Other income (expense)
Interest expense	(444,729)	(1,922,063)	(2,517,945)
Change in fair value of derivative liabilities	-	8,635,147	10,001,955
Amortization of discount on convertible notes	-	(497,888)	(5,497,888)
Cost to induce exchange transaction	(2,295,868)	-	(2,295,868)
Financing costs	-	(1,390,269)	(2,873,927)
Total other income (expense)	(2,740,597)	4,824,927	(3,183,673)
Net Loss	$(25,381,363)	$(3,307,619)	$(56,065,558)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	(8,461,627)	-	(8,461,627)
Net Loss Attributable to Common Stockholders	$(33,842,990)	$(3,307,619)	$(64,527,185)

Net Loss Per Share Attributable to Common Stockholders, Basic and Diluted	$(3.47)	$(4.14)

Weighted-Average Common Shares Outstanding, Basic and Diluted	9,762,513	798,530

The accompanying notes are an integral part of these financial statements.

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the Period from September 17, 2007 (Date of Inception) through December 31, 2013

								Total
					Common	Additional		Stockholders'
	Preferred Stock		Common Stock		Stock to	Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Be Issued	Capital	Deficit	(Deficiency)

Initial capitalization, sale of common stock to directors, September 17, 2007			126,600	$5		$7,995	$-	$8,000
Private placement, closed December 31, 2007			254,400	11		52,989	-	53,000
Net loss			-	-		-	(58,716)	(58,716)
Balance - December 31, 2008			381,000	16		60,984	(58,716)	2,284
Net loss			-	-		-	(15,772)	(15,772)
Balance - December 31, 2009			381,000	16		60,984	(74,488)	(13,488)
Common stock sold in private placement at $0.03125 per share, March 2010			128,000	6		364,994	-	365,000
Common stock issued for intellectual property, March 2010			209,600	9		217,399	-	217,408
Common stock sold in private placement at $0.75 per share, September 2010			9,333	0		700,000	-	700,000
Common stock sold in private placement at $1.00 per share, October 2010			2,500	0		250,000	-	250,000
Common stock sold in private placement at $1.00 per share, December 2010			5,950	0		595,000	-	595,000
Forgiveness of debt by director			-	-		18,137	-	18,137
Fair value of vested stock options			-	-		114,016	-	114,016
Net loss			-	-		-	(1,607,988)	(1,607,988)
Balance - December 31, 2010			736,383	31		2,320,530	(1,682,476)	638,085
Common stock sold in private placement at $1.00 per share, January 2011			450	0		45,000	-	45,000
Common stock and warrant sold in private placement at $1.00 per share, April to June 2011, net of fair value of warrant derivative			8,500	0		185,704	-	185,704
Common stock issued to consultants for services			4,602	0		498,452	-	498,452
Common stock returned for cancelation			(30,000)	(1)		1	-	-
Fair value of common stock issued to officer for services			60,000	3		8,009,997	-	8,010,000
Fair value of common stock transferred to officer			-	-		702,037	-	702,037
Fair value of common stock transferred from CEO to a director			-	-		1,040,000	-	1,040,000
Fair value of vested stock options and warrants			-	-		1,793,904	-	1,793,904
Net loss			-	-	-	-	(25,694,100)	(25,694,100)
Balance - December 31, 2011			779,936	$33	-	$14,595,625	(27,376,576)	(12,780,918)
Common stock sold in private placement at $1.00 per share net of derivative liability, February 2012			2,500	0	-	67,919	-	67,919
Fair value of common stock issued to consultants for services			15,495	1	-	799,999	-	800,000
Fair value of common stock issued with notes payable recorded as a note discount			3,125	0	245,153	252,735	-	497,888
Fair value of common stock issued with notes payable recorded as financing cost			17,750	0	-	875,000	-	875,000
Fair value of vested stock options and warrants			-	-	-	2,528,254	-	2,528,254
Net loss			-	-	-	-	(3,307,619)	(3,307,619)
Balance - December 31, 2012			818,806	$34	245,153	$19,119,532	$(30,684,195)	$(11,319,476)
Common stock issued in settlement of notes payable and accrued interest and penalty			9,267,641	386	-	9,267,255	-	9,267,641
Common stock issued for cash under the restructuring, net of offering costs of $109,990			1,350,000	57	-	1,239,953	-	1,240,010
Fair value of common stock issued for cancellation of outstanding warrants			122,734	5	-	122,729	-	122,734
Fair value of vested stock options and warrants			-	-	-	747,241	-	747,241
Common stock issued to induce exchange transaction			2,173,134	91	-	2,173,044	-	2,173,135
Common stock issued for Lion transaction			2,690,000	112	-	16,656,138	-	16,656,250
Common stock issued to directors			400,596	17	-	2,002,965	-	2,002,982
Common stock issued to consultants for services			50,000	2	-	273,998	-	274,000
Common stock sold in private placement at $2.00 per share, November 2013, net of offering costs of $403,797			3,145,300	131	-	5,886,672	-	5,886,803
Preferred stock sold in private placement at $2.00 per share, November 2013, net of offering costs of $1,091,240	17,000	17	-	-	-	15,908,743	-	15,908,760
Common stock issued for settlement of payable			5,747	-	-	25,000	-	25,000
Deemed dividend on beneficial conversion feature of preferred stock			-	-	-	8,461,627	(8,461,627)	-
Net loss			-	-	-		(25,381,363)	(25,381,363)
Balance - December 31, 2013	17,000	$17	20,023,958	$835	245,153	$81,884,897	$(64,527,185)	$17,603,717

The accompanying notes are an integral part of these financial statements.

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
Statements of Cash Flows

			September 17, 2007
	For the Years Ended		(Date of Inception)
	December 31,		through
	2013	2012	December 31, 2013

Cash Flows From Operating Activities
Net loss	$(25,381,363)	$(3,307,619)	$(56,065,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,087	6,211	77,373
Impairment of intangible asset	-	-	160,036
Fair value of vested stock options and warrants	747,241	2,528,254	5,183,415
Fair value of common stock and warrants accounted for as financing costs		-	2,986,819
Fair value of vested warrants granted for services	-	-	2,563,647
Amortization of discount on convertible notes	-	497,888	5,000,000
Private placement costs	-	515,273	385,000
Change in fair value of derivative liabilities	-	(8,635,147)	(10,001,955)
Common stock issued to officer for services	-	-	8,010,000
Common stock issued for services	274,000	800,000	1,572,452
Common stock issued to induce conversion of warrants	122,734	-	122,734
Common stock issued to induce exchange transaction	2,173,135	875,000	2,173,135
Common stock issued for Lion transaction	16,656,250	-	16,656,250
Common stock issued to directors	2,002,982	-	2,002,982
Fair value of common stock transferred to officer and director	-	-	1,742,037
Write off of advances to related party	-	-	50,000
Changes in assets and liabilities:
Deposits, prepaid expenses and other assets	(166,441)	22,589	(173,716)
Accounts payable and accrued expenses	(543,560)	2,580,547	2,294,932
Accrued interest and penalty	445,743	1,875,537	2,474,891
Net Cash Used In Operating Activities	(3,662,192)	(2,241,467)	(12,785,526)

Cash Flows From Investing Activities
Purchases of computer equipment	(12,705)	-	(47,757)
Advances to related party	-	-	(50,000)
Net Cash Used In Investing Activities	(12,705)	-	(97,757)

Cash Flows From Financing Activities
Proceeds from the issuance of convertible notes, net	311,500	-	4,926,500
Proceeds from the issuance of secured promissory notes, net	-	1,481,250	1,481,250
Proceeds from the issuance of common stock, net	7,126,813	250,000	10,220,813
Proceeds from the issuance of preferred stock, net	15,908,760	-	15,908,760
Due to director	-	-	18,137
Net Cash Provided By Financing Activities	23,347,073	1,731,250	32,555,460
Net Increase (Decrease) In Cash And Cash Equivalents	19,672,177	(510,217)	19,672,177
Cash and Cash Equivalents, Beginning of Period	-	510,217	-
Cash and Cash Equivalents, End of Period	$19,672,177	$-	$19,672,177

Supplemental Disclosures of Cash Flow Information:
Derivative liability recorded upon issuance of convertible
notes and warrants	$-	$-	$5,535,310
Derivative liability recorded as offering cost	$-	$697,354	$1,902,998
Common stock issued for intellectual property	$-	$-	$217,408
Forgiveness of debt by director, treated as contribution of capital	$-	$-	$18,137
Common stock issued upon conversion of convertible notes	$6,792,750	-	$6,792,750
Fair value of common stock issued with notes payable recorded as
a note discount	$-	$497,888	$497,888
Settlement of accounts payable through issuance of common stock	$25,000	$-	$25,000
Common stock issued upon conversion of accrued interest and penalty	$2,474,891	$-	$2,474,891

The accompanying notes are an integral part of these financial statements.

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012
and for the Period September 17, 2007 (Inception) to December 31, 2013

NOTE 1.  GENERAL ORGANIZATION AND BUSINESS

Lion Biotechnologies, Inc. (the “Company,” “we,” “us” or “our”) was originally incorporated under the laws of the state of Nevada on September 17, 2007.  Until March 2010, we were an inactive company known as Freight Management Corp. On March 15, 2010, we changed our name to Genesis Biopharma, Inc., and in 2011 we commenced our current business.  On September 26, 2013, we amended and restated our Articles of Incorporation to, among other things, change our name to Lion Biotechnologies, Inc., effect a 1-for-100 reverse stock split (pro-rata reduction of outstanding shares) of our common stock, increase (after the reverse stock split) the number of our authorized number of shares of common stock to 150,000,000 shares, and authorize the issuance of 50,000,000 shares of “blank check” preferred stock, $0.001 par value per share.

All common stock share and per share information contained in these financial statements has been adjusted to reflect the foregoing stock split as if it occurred at the earliest period presented.

Lion Biotechnologies, Inc. is an emerging biotechnology company focused on developing and commercializing adoptive cell therapy (ACT) using autologous tumor infiltrating lymphocytes (TILs) for the treatment of metastatic melanoma and other solid cancers.  ACT utilizes T-cells harvested from a patient to treat cancer in that patient.  TILs, a kind of anti-tumor T-cells that are naturally present in a patient’s tumors, are collected from individual patient tumor samples. The TILs are then activated and expanded ex vivo and then infused back into the patient to fight their tumor cells.

Development Stage

We are currently in the development stage.  As a development stage company that is currently engaged in the development of therapeutics to fight cancer, we do not have any commercial products and have not yet generated any revenues from our biopharmaceutical business. We currently do not anticipate that we will generate any revenues during 2014 from the sale or licensing of any products. In addition, we have not generated any revenues from our prior business plans.

Liquidity

We have not had any revenues and are still in the development stage.  As shown in the accompanying financial statements, we have incurred a net loss of $25,381,000 for the year ended December 31, 2013 and used $3,662,000 of cash in our operating activities during the year ended December 31, 2013.  On November 5, 2013, in a private placement (the “Private Placement”), we issued and sold 3,145,300 shares of common stock, 17,000 shares of Series A Convertible Preferred Stock, and warrants to purchase 11,645,300 shares of common stock for an aggregate purchase price of $23,290,600 in cash.  The net proceeds of the Private Placement were approximately $21,985,000.  As a result of the foregoing financing, as of December 31, 2013, we had $19,672,000 of cash or cash equivalents on hand, stockholders’ equity of $17,604,000 and had working capital of $17,576,000.

During 2014, we expect to further ramp up our operations, which will increase the amount of cash we will use in our operations.  Our budget for 2014 includes increased spending on research and development activities, higher payroll expenses as we increase our professional staff, as well as ongoing payments under the Cooperative Research and Development Agreement (CRADA) we have entered into with the National Cancer Institute (NCI).  Our budget anticipates that we will spend approximately $8 million to $10 million this year on budgeted expenditures, although that amount may change materially.  Based on the funds we had available on December 31, 2013, we believe that we have sufficient capital to fund our anticipated operating expenses for at least twelve months.

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012
and for the Period September 17, 2007 (Inception) to December 31, 2013

Despite the amount of funds that we raised in the Private Placement, the estimated cost of completing the development of our TIL-based therapy, and of obtaining all required regulatory approvals to market those product candidates, is substantially greater than the amount of funds we had available on December 31, 2013.  Therefore, while we believe that our existing cash balances will be sufficient to fund our currently planned level of operations for at least twelve months, we will have to obtain additional funds in the future to complete our development plans.  We intend to seek this additional funding through various financing sources, including possible sales of our securities, and in the longer term through strategic alliances with other pharmaceutical or biopharmaceutical companies.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Loss per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the years ended December 31, 2013 and 2012, the calculations of basic and diluted loss per share are the same because inclusion of potential dilutive securities in the computation would have an anti-dilutive effect due to the net losses.

The potentially dilutive securities at December 31, 2013 consist of options to acquire 278,750 shares of the Company’s common stock and warrants to acquire 12,373,156 shares of common stock.

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

For stock-based derivative financial instruments, the Company used probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through March 31, 2013.  At December 31, 2012, the Company used the assistance of a valuation specialist to determine the fair value of the derivative liability. On May 22, 2013, upon the completed restructuring of the Company’s debt and equity securities (“financial instruments”) (see Note 5), all financial instruments held at that time that were accounted for as a derivative liability were converted into shares of the Company’s common stock.

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012
and for the Period September 17, 2007 (Inception) to December 31, 2013

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

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board where the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board where the value of the stock compensation is determined based upon the measurement date as at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company's common stock option grants are estimated using a Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model, and based on actual experience. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405), “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force). ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The company does not expect the adoption of this standard to have a material impact on the Company’s financial position and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

 LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012
and for the Period September 17, 2007 (Inception) to December 31, 2013

NOTE 3.  RESTRUCTURING OF DEBT

Effective May 22, 2013, the Company completed a restructuring of its unregistered debt and equity securities ( the “Restructuring”) resulting in the issuance of shares of common stock in exchange for (i) the cancellation of the 12% Secured Promissory Notes, (ii) 7% Senior Secured Notes, (iii) September 2012 Secured Promissory Notes, (iv) 18% Notes and certain other indebtedness, (v) and the receipt of $1.35 million from the sale of shares of common stock (the “Restructuring”).  To effect the Restructuring, the Company entered into an exchange agreement (the “Exchange Agreement”) and a stock purchase agreement (the “Stock Purchase Agreement”). The Exchange Agreement, Stock Purchase Agreement and the transactions contemplated thereby are described in further detail below.  The terms of the Restructuring were determined in negotiations between the Company and the creditors and investors party thereto, and were approved by the Board of Directors, including a majority of the disinterested directors. The securities issued pursuant the Restructuring are exempt from registration under Section 4(2) of the Securities Act of 1933 (the “Securities Act”) and Rule 506 of Regulation D because, among other reasons, all offerees are “accredited investors” under Section 2(15) of the Securities Act, all participants were existing security holders of the Company, and no general solicitation or public advertisement was conducted in connection with the Restructuring.  The terms of the Restructuring are as follows:

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

•
On July 27, 2011 the Company completed an offering of $5,000,000 of its senior secured convertible promissory notes (the “Senior Secured Notes”). The Senior Secured Notes bore an interest rate of 7% per annum, were originally scheduled to mature on November 30, 2011, and were convertible into shares of the Company’s common stock at a conversion price of $125.00 per share, subject to adjustment. The terms and maturity date of the Senior Secured Notes had been amended several times, but were in default as of December 31, 2012.  As of December 31, 2012, and on May 22, 2013, the principal balance of these outstanding notes was $5,000,000. In addition, approximately $2,282,000 of interest and penalties was due as of May 22, 2013.

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

 LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012
and for the Period September 17, 2007 (Inception) to December 31, 2013

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

Stock Purchase Agreement

In addition to the exchange agreement, certain creditors entered into a Stock Purchase Agreement that resulted in the sale of 1,100,000 shares of common stock at a price of $1.00 per share.  Furthermore, certain creditors purchased an additional of 250,000 shares of Common Stock at a purchase price of $1.00 per share under the exchange agreement, resulting in aggregate subscription of 1,350,000 shares of common stock for proceeds to the Company of $1,240,010, net of legal fees of $109,990.

In addition, any investor participating in and purchasing a minimum amount of Common Stock in the financing received, for no further consideration, the number of shares of Common Stock that such Investor would have received in debt or equity transactions if the price per share of Common Stock in prior transactions where they purchased stock or convertible notes would have been $1.00 per share (the “Repricing Issuance”).  As such, the Company issued 2,173,134 shares of common stock to these investors, and reflected the fair value of such shares of $2,173,134 (based on a value of a $1.00 per share) as cost to induce the exchange.

In addition, certain creditors and certain placement agents associated with the Debt, together holding warrants to purchase 40,800 shares of capital stock of the Company, exchanged such warrants and received one share of Common Stock in exchange for each share of capital stock of the Company underlying the warrants. All Investors and other parties holding warrants to purchase 81,934 shares of capital stock of the Company exchanged such warrants and received one share of Common Stock in exchange for each share of capital stock of the Company underlying the warrants.  In the aggregate, warrants to acquire 122,734 shares of common stock were cancelled and exchanged for 122,734 shares of common stock, which were valued at $122,734 and reflected as a financing cost in the accompanying statement of operations.

In the aggregate, the Stock Purchase Agreement resulted in the issuance of 3,645,868 shares of common stock.

NOTE 4.  EQUITY RESTRUCTURING

Pursuant to the Restructuring discussed in Note 4, the Company underwent a significant change in ownership of its shares.  Under the Restructuring, certain creditors, Investors, placement agents and consultants were issued approximately 94% of the Company’s outstanding voting equity interests, with Ayer Capital Partners Master Fund, L.P. together with certain of its affiliates (the “Ayer Funds”) and Bristol Investment Fund, Ltd., together with certain of its affiliates (“Bristol”), who owned approximately 41% and 29% respectively of the Company’s outstanding voting securities immediately after the Restructuring.  Prior to the Restructuring, control of the Company was widely disseminated among various stockholders, including the Investors.  No single shareholder currently holds more than 25.4% of the voting shares after the Restructuring.

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

 LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012
and for the Period September 17, 2007 (Inception) to December 31, 2013

Agreement with Lion Biotechnologies, Inc. (Related Party)

On July 24, 2013, we entered into an Agreement and Plan of Merger (the “Lion Agreement”) with Lion Biotechnologies, Inc. (“Lion”), a privately owned Delaware corporation, and Genesis Biopharma Sub, Inc., our newly formed Delaware subsidiary. Lion was a non-operating entity with no assets and liabilities, and their only account balances were the shares held by its two (2) owners.

In the Lion Agreement, Lion’s stockholders received, in exchange for all of their issued and outstanding shares of common stock, an aggregate of 1,340,000 shares of our Common Stock with a fair value of $6,700,000. The acquisition was done to acquire access to technical and managerial resources to build our current and future products, which we believed would enhance or future operations and enable us to obtain additional funding. The technical resources that we acquired included access to next generation T-cell technologies (including term sheets for such technologies), access to cancer vaccine technologies that Lion was evaluating at Harvard University, NIH, Baylor University and other institutions, and other proprietary technologies and ideas on novel T-cell manufacturing technologies that Lion was designing. The value of these shares of $6,700,000 was recognized and recorded as an expense during the year ended December 31, 2013.

In addition, the Lion stockholders had the ability to receive an additional 1,350,000 shares of Common Stock upon the achievement of two milestones related to the Company’s financial performance and position.  In November and December 2013 both of the milestones were met and, accordingly, the Company was required to issue the remaining 1,350,000 shares of Common Stock to the Lion Biotechnologies’ former stockholders.  These additional shares were issued in the fourth quarter of 2013, and the Company determined their fair value on the dates of issuance to be $9,956,250 in the aggregate, based on the trading prices of the Company’s stock at the date of achievement of the two milestones.  The aggregate fair value of all shares issued under the Lion transaction of $16,656,250 was  recognized and recorded as Cost of Lion transaction on the Company’s accompanying statement of operations for the year ended December 31, 2013.

As part of the Lion transaction, Dr. Manish Singh entered into an employment agreement with us whereby we appointed him as our Chief Executive Officer and Chairman of the Board of the Company.  We also agreed to reconstitute our Board of Directors, which changes became effective on September 3, 2013.  In connection with his appointment as Chief Executive Officer and Chairman of the Board, we entered into an employment agreement with Dr. Singh pursuant to which we were required to pay Dr. Singh an annual base salary of $34,000 until this Company raised at least $1,000,000 in additional financing.  Effective November 6, 2013, upon the closing of a Private Placement with proceeds of $23.3 million to the Company (see Note 5), Dr. Singh’s annual salary increased to $350,000.  In addition to his base salary, Dr. Singh will be eligible to participate in the Company’s annual incentive compensation program, with a target potential bonus of 30% of Dr. Singh’s salary, conditioned upon the satisfaction of individual and company objectives.  Dr. Singh is also entitled to health and other benefits programs and, on July 24, 2014, he will become eligible to receive stock option grants under the Company’s stock option plan.

On February 5, 2014, the Compensation Committee awarded Dr. Manish Singh, the Company’s Chief Executive Officer, a cash bonus of $100,000 under his Employment Agreement for his services rendered in 2013, which was included in accrued expenses in the accompanying balance sheet as of the year ended December 31, 2013.

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

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012
and for the Period September 17, 2007 (Inception) to December 31, 2013

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

Amendment to 2011 Plan

The Company’s Board of Directors and the holders of a majority of the issued and outstanding shares of common stock approved an amendment to the Company’s 2011 Equity Incentive Plan (the “2011 Plan”) (a) to increase the number of shares of common stock authorized for issuance under the 2011 Plan from 180,000 shares of common stock to 1,700,000 shares of common stock, (b) increasing the maximum number of shares eligible for issuance under the 2011 Plan in any twelve-month period from 50,000 shares of common stock to 300,000 shares of common stock.

Director Stock Awards

On July 24, 2013, the Company entered into a Director Stock Award Agreement (the “Award Agreement”) with each of General Merrill McPeak, Matrix Group International, Inc. (on behalf of David Voyticky) (“Matrix”) and Bristol Capital, LLC (on behalf of Paul Kessler) (“Bristol”) whereby General McPeak, Matrix and Bristol each received 133,532 shares of Common Stock or an aggregate of 400,596 shares with a fair value of $2,002,982 for consideration of services rendered as directors.  The terms of the Award Agreement were approved by a majority of the Company’s stockholders, including a majority of the disinterested stockholders.  The securities issued pursuant the Award Agreement are exempt from registration under Section 4(2) of the Securities Act of 1933 (the “Securities Act”) because, among other reasons, all offerees are “accredited investors” under Section 2(15) of the Securities Act and no general solicitation or public advertisement was conducted in connection with the issuance.

NOTE 5.  DERIVATIVE LIABILITIES

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which did not have fixed settlement provisions were deemed to be derivative instruments.  The convertible notes and warrants issued related prior to 2012 did not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future.  The conversion feature and warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.  The value of these derivatives was determined to be $7,737,793 as of December 31, 2011.  During the period through September 30, 2012, the Company issued additional convertible notes and warrants that did not have fixed settlement provisions for which the Company determined the value of the derivative liabilities increased by $897,354 to $8,635,147. The Company used a probability weighted average Black-Scholes-Merton model to value these derivative instruments.

The Company used the assistance of a valuation specialist to determine the fair value of its derivative liability at December 31, 2012.  As a result of the Company’s inability to pay its debt obligations, the default status of its convertible promissory notes and lack of available working capital at December 31, 2012, for valuation purposes, the Company, with the assistance of the independent valuation expert, determined that the effect of the default and insolvent financial condition, as such, was that the outstanding conversion features and warrants accounted for as derivative upon their issuance had no more value at December 31, 2012. For the year ended December 31, 2012, the Company recorded a gain due to the decrease in fair value of the derivative liabilities of $8,635,147.

 LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012
and for the Period September 17, 2007 (Inception) to December 31, 2013

 On May 22, 2013, upon the completed restructuring of the Company’s debt and equity securities (“financial instruments”) (see Note 3), all financial instruments held at that time that were subjected to derivative accounting were converted into shares of the Company’s common stock, thereby eliminating all applicable derivative liabilities.

NOTE 6.  PRIVATE PLACEMENT

On October 30, 2013, the Company, entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the institutional and other accredited investors identified therein (each, an “Investor” and collectively, the “Investors”), relating to a private placement (the “Private Placement”) through the sale of the Company’s Common stock, Series A Convertible Preferred Stock ("Preferred stock"), and Warrants to Purchase Common Stock (“Warrants”) for an aggregate gross proceeds of $23,290,600.  Under the Securities Purchase Agreement, the Investors agreed to purchase units consisting of either (i) 3,145,300 shares of Common Stock, and Warrants to purchase an aggregate of 3,145,300 shares of Common stock at a purchase price of $2.00 per unit resulting in gross proceeds of $6,290,600; or (ii) 17,000 shares of Series A Convertible Preferred Stock, and Warrants to purchase 8,500,000 shares of Common Stock at a purchase price of $1,000 per unit, resulting in gross proceeds to the Company of $17,000,000.

In connection with the Placement, the Company incurred $1,495,037 of direct offering costs, resulting in net proceeds to the Company of 21,795,563. In addition, the Company granted warrants to purchase an aggregate of 726,856 shares of the Company’s common stock to the placement agents.

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

 LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012
and for the Period September 17, 2007 (Inception) to December 31, 2013

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

The Company analyzed the conversion feature associated with the Series A Preferred for derivative accounting under ASC 815-20 and ASC 815-15, and determined that the conversion feature met the criteria for classification in equity and did not require derivative treatment under ASC 815-20 and ASC 815-15.

In accordance with ASC 470-20, the Company determined that the common stock into which the Series A Preferred on the date of issuance of the Series A Preferred was convertible at less than the fair value of the common shares using the relative fair method, resulting in a beneficial conversion feature that the Company recognized as an increase to additional paid-in capital and a deemed dividend to the Series A Preferred stockholders of $8,461,627.

Registration Rights Agreement.

The Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors, which sets forth the rights of the Investors to have their shares of Common Stock purchased in the Private Placement and the shares of Common Stock issuable upon (i) the conversion of the Series A Preferred Stock and (ii) the exercise of the Warrants, registered with the Securities and Exchange Commission (the “SEC”) for public resale under the Securities Act.  The Company will also be required to maintain the effectiveness of the Registration Statement until the earlier to occur of (i) the date on which all of the registrable securities covered by the Registration Rights Agreement have been sold; or (ii) transferred in a manner that they may be resold without subsequent registration under the Securities Act. The registration agreement was filed in December 2013 and was declared effective by the Securities and Exchange Commission on January 30, 2014.

 LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012
and for the Period September 17, 2007 (Inception) to December 31, 2013

NOTE 7.  STOCKHOLDERS EQUITY (DEFICIENCY)

Year ended December 31, 2013

On October 31, 2013, the Company granted 50,000 shares of common stock for consulting services. These shares were valued at $274,000 based on the trading price of the Company’s common stock at the date of the agreement.

On November 18, 2013, the Company granted 75,000 shares of restricted stock to a new employee and 25,000 shares to a second new employee.  The foregoing 100,000 shares of restricted stock vest over three years.  Any unvested shares are forfeited and returned to the Company if the employees cease to being employed before the shares are fully vested.  As no shares vested during the year ended December 31, 2013, no compensation expense was recognized on these 100,000 shares of restricted stock granted during the year then ended.

On November 14, 2013, the Company also issued 5,747 shares of common stock to a creditor as payment for outstanding obligations.  The fair value of the 5,747 shares issued was $25,000 based on the trading price of the Company’s common stock at the date of settlement of the obligation, which was reduced by the total fair value of the shares issued of $25,000.

Year ended December 31, 2012

Issuance of common stock and warrants for cash

In February 2012, the Company sold 2,500 shares of its common stock and a five-year warrant to purchase 2,500 shares for $250,000. The warrant agreement included an anti-dilution provision that allowed for the automatic reset of the number of warrants issued and exercise price of the warrants upon any future sale of common stock or warrants at or below the current exercise price.  As a result, the Company determined that these warrants are not considered indexed to the Company’s own stock and characterized the fair value of these warrants as an offering cost and derivative liabilities upon issuance.  The aggregate value of these warrants issued was $182,081 using the probability weighted average Black-Scholes-Merton option valuation model.

Issuance of common stock for services

In January 2012, the Company issued 15,495 shares of common stock with a fair value of $800,000 for services.  The shares of common stock issued were valued at the market price on the date of issuance.

In July 2012, Company issued 15,000 shares of common stock with a fair value of $750,000 to the principal of a firm engaged to seek financing and other strategic relationships for the Company. The shares of common stock issued were valued at the market price on the date of issuance.

Issuance of common stock with Promissory Notes

From April to July 2012, the Company agreed to issue 6,156 shares of its common stock with a fair value of $497,888 to the Purchasers of its promissory notes.  Subsequently, a total of 3,125 shares of common stock were issued during the year ended December 31, 2012 and 3,031 shares of common stock valued at $245,133 remains to be issued as of December 31, 2013.  The shares of common stock issued were valued at the market price on the date of grant and recorded as a debt discount that was amortized to interest expense.

In September 2012, the Company issued an aggregate of 17,750 shares of common stock with a fair value of $875,000 to a holder of the Company’s promissory note.  The shares of common stock issued were valued at the market price on the date of issuance and recorded as a financing cost.

 LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012
and for the Period September 17, 2007 (Inception) to December 31, 2013

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

A summary of the status of stock options at December 31, 2013 and 2012 is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 31, 2011	92,750	$109.0	8.5 years	$1,114,063
Granted	3,000	104.0
Exercised
Expired/Forfeited	(2,000)	92.0
Outstanding at December 31, 2012	93,750	107.0	7.7 years	$217,063
Granted	225,000	5.65
Exercised
Expired/Forfeited	(40,000)	125.0
Outstanding at December 31, 2013	278,750	$23.1	9.1 years	$1,176,063
Exercisable at December 31, 2013	81,687	$45.1	7.8 years	$344,642

 LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012
and for the Period September 17, 2007 (Inception) to December 31, 2013

On August 31, 2013, 25,000 options to purchase common stock granted to Mr. Cataldo with unamortized compensation cost of $1,611,698 were forfeited as a result of his resignation as our chief executive officer effective June 1, 2013. See Note 10.

On March 1, 2011, the Company entered into an employment agreement that provided for the grant of options to purchase 25,000 shares of its common stock at an exercise price of $125.00.  The options were to vest as follows: a) 5,000 shares vested immediately and b) 20,000 shares vest in equal monthly installments over the two-year term of the agreement. Neither the Board of Directors nor the Compensation Committee approved the grant of the foregoing options. Accordingly, the Company may be obligated to grant these options, but has not done so yet. Therefore, as the grant of these options has not been approved, they are not included in compensation expense or in number of granted options listed as of and for the years ended December 31, 2013 and 2012.

On November 18, 2013, each non-executive director of the Company was granted an option to purchase up to 40,000 shares at an exercise price of $5.65 per share (the closing price of our common stock on the date of grant). Options for 10,000 of these shares vested upon grant, with the remaining options vesting over the next three quarterly periods. These options have a ten-year term and will be exercisable for two years following termination of service as a member of our Board of Directors, unless the Director is terminated for cause, in which case the options will be terminated. The aggregate fair value of these options at the date of grant was determined to be $674,071 based on the Black-Scholes-Merton option pricing model.

During 2013, the Company granted to employees options to purchase 100,000 shares of its common stock at an exercise price of $5.65. None of these options vested immediately, and the remaining 100,000 options begin vesting on the one year anniversary in equal monthly installments quarterly over the remaining terms of the agreements. During 2013, the Company also granted to a consultant options to purchase 5,000 shares of its common stock at an exercise price of $5.65, and which vested immediately.

The aggregate fair values of the options granted in 2013 and 2012 were $1,265,094 and $146,443, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. For purposes of determining the expected life of the option, an average of the estimated holding period is used. The risk-free rate for periods within the contractual life of the options is based on the U. S. Treasury yield in effect at the time of the grant.

	Year ended December 31,
	2013	2012
Expected volatility	236%	208%
Expected dividends	0	0
Expected average term (in years)	5.38	4.25
Risk free rate - average	2.67%	1.78%
Forfeiture rate	0	0

During the years ended December 31, 2013 and 2012, the Company recorded compensation costs of $747,241 and $2,528,254, respectively, relating to the vesting of the stock options discussed above.  As of December 31, 2013, the aggregate value of unvested options was $1,101,224, which will continue to be amortized as compensation cost as the options vest over terms ranging from 9 months to 5 years, as applicable.

 LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012
and for the Period September 17, 2007 (Inception) to December 31, 2013

Warrants

A summary of the status of stock warrants at December 31, 2013 and 2012 is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at December 31, 2011	96,800	$122.0	4.5 years	$-
Issued	11,934	125.0
Exercised
Expired	-
Outstanding at December 31, 2012	108,734	$123.0	3.5 years	$-
Issued	12,387,156	2.5
Exercised	(122,734)
Expired	-
Outstanding and exercisable at December 31, 2013	12,373,156	$2.51	4.11 years	$31,056,390

The Company, in connection with the November 2013 offering, issued warrants to purchase an aggregate of 11,645,300 shares of its common stock to investors, and warrants to purchase an aggregate of 726,856 shares of its common stock to placement agents, in connection with the sale of its securities for cash under the Private Placement (see Note 6).  All of these warrant grants have an exercise price per share of $2.50, are fully vested, and will expire in 2018.

NOTE 9.  INCOME TAXES

The Company has no tax provision for any period presented due to our history of operating losses. As of December 31, 2013, the Company had net operating loss carry forwards of approximately $10,636,151 that may be available to reduce future years' taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as management has determined that their realization is not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Significant components of the Company’s deferred income tax assets are as follows as of:

	December 31, 2013	December 31, 2012
Deferred income tax asset:
Net operating loss carry forward	3,679,022	6,957,129
Valuation allowance	(3,679,022)	(6,957,129)
Net deferred income tax asset	$—	$—

 LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012
and for the Period September 17, 2007 (Inception) to December 31, 2013

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Year Ended
	December 31,
	2013		2012
Federal Statutory tax rate	(34	) %	(34	) %
State tax, net of federal benefit	(5	) %	(5	) %
	(39	) %	(39	) %
Valuation allowance	39%		39%
Effective tax rate	-%		-%

The Company adopted accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under these rules, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. These accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2013, no liability for unrecognized tax benefits was required to be recorded.

NOTE 10.  LICENSE AND COMMITMENTS

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

For each of the years ended December 31, 2013 and 2012, the Company recognized $1,000,000 of CRADA expenses, which were recorded as part of research and development expenses in the statement of operations during the years then ended.  As of December 31, 2013 and 2012, $250,000 and $500,000, respectively, was due under these agreements.

 LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012
and for the Period September 17, 2007 (Inception) to December 31, 2013

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

During the years ended December 31, 2013 and 2012, there were no net sales subject to certain annual minimum royalty payments, a percentage of revenues from sublicensing arrangements.  In addition there were no benchmarks or milestones achieved that would require payment under the lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications.

During the years ended December 31, 2013 and 2012, the Company recognized $329,367 and $636,000, respectively, of NIH expenses, which were recorded as part of research and development expenses in the accompanying statements of operations during the years then ended.  As of December 31, 2013 and 2012, $941,659 and $682,292, respectively were due under the License Agreement with NIH.  On January 17, 2014, the Company paid the NIH the entire past due amount of $941,659 payable to the NIH under the License Agreement, and the Company is now current with all of its payment obligations under the License Agreement.

NOTE 11.  RELATED PARTY TRANSACTIONS

Accrued Payroll and Fees

As of December 31, 2013 and 2012, the Company accrued the unpaid salaries of its officers and fees due to members of the Company’s board of directors in the amount of $338,731 and $395,081 respectively, which is included in accrued expenses in the accompanying balance sheet.

Settlement with Mr. Cataldo

On June 19, 2013, the Company entered into a Settlement Agreement and General Release of All Claims (the “Settlement Agreement”) with Anthony Cataldo, this Company’s former Chief Executive Officer.  Under the Settlement Agreement, the Company agreed to pay Mr. Cataldo a cash payment of $370,000 when the Company obtains financing of more than $5,000,000.  The $370,000 was to be paid as follows: (a) a payment of $120,000, less all appropriate federal and state income and employment taxes, would be paid in cash, and (b) and another payment of $250,000, less all appropriate federal and state income and employment taxes, would be paid in the same securities as sold in the next financing.  On November 5, 2013, the Company completed a financing of more than $5,000,000 and, as a result, the foregoing $370,000 payment became due and payable.  On November 18, 2013, the Company and Mr. Cataldo agreed to revise the terms of the Settlement Agreement and to reduce the foregoing $370,000 payment to $250,000, payable in cash as payment in full for all amounts owed to him under the Settlement Agreement.  The $250,000 payment has been made as of the year ended December 31, 2013.

 LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012
and for the Period September 17, 2007 (Inception) to December 31, 2013

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

During the year ended December 31, 2013, the Company recognized a total of $22,412 of consulting expenses from Emmes, which was recorded as part of operating expenses in the statement of operations.