Form 10-Q
period 2014-03-31
Lion Biotechnologies, Inc.
filed 2014-05-14
CIK 1425205

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014

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
Yes ☐No ☑

At May 15, 2014, the issuer had 22,437,300 shares of common stock outstanding.

LION BIOTECHNOLOGIES, INC.
(formerly Genesis Biopharma, Inc.)
(A Development Stage Company)
FORM 10-Q
For the Quarter Ended March 31, 2014

PART I.  FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
Condensed Balance Sheets

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$17,943,877	$19,672,177
Deposits	10,000	15,000
Prepaid expenses and other current assets	114,091	158,716
Total Current Assets	18,067,968	19,845,893

Property and equipment, net of accumulated depreciation of $32,567 and $16,002	14,628	27,756
Total Assets	$18,082,596	$19,873,649

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$286,325	$412,976
Accrued expenses	823,161	1,856,956
Total Current Liabilities	1,109,486	2,269,932

Accrued compensation payable in shares of stock	167,057	-

Commitments and contingencies	-	-

Stockholders' Equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized,
13,300 shares and 17,000 shares issued and outstanding, respectively	13	17
Common stock, $0.000041666 par value; 150,000,000 shares authorized,
22,092,958 and 20,023,958 shares issued and outstanding, respectively	921	835
Common stock to be issued, 303,125 shares	245,153	245,153
Additional paid-in capital	83,346,665	81,884,897
Accumulated deficit	(66,786,699)	(64,527,185)
Total Stockholders' Equity	16,806,053	17,603,717

Total Liabilities and Stockholders' Equity	$18,082,596	$19,873,649

The accompanying notes are an integral part of these condensed financial statements.

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			For the Period from
			September 17, 2007
	For the Three Months Ended		(Date of Inception)
	March 31		through
	2014	2013	March 31, 2014

Revenues	$-	$-	$-

Costs and expenses
Operating expenses (including $1,070,707, $87,386 and $11,209,659 of non-cash share-based compensation costs)	1,956,852	434,913	33,110,039
Cost of Lion transaction - related party		-	16,656,250
Research and development	302,662	270,000	5,215,074
Impairment of intangible asset	-	-	160,036
Total costs and expenses	2,259,514	704,913	55,141,399

Loss from operations	(2,259,514)	(704,913)	(55,141,399)

Other income (expense)
Interest expense	-	(341,616)	(2,517,945)
Change in fair value of derivative liabilities	-	-	10,001,955
Amortization of discount on convertible notes	-	-	(5,497,888)
Cost to induce exchange transaction	-	-	(2,295,868)
Financing costs	-	-	(2,873,927)
Total other income (expense)	-	(341,616)	(3,183,673)
Net Loss	(2,259,514)	(1,046,529)	(58,325,072)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	-	-	(8,461,627)
Net Loss Attributable to Common Stockholders	$(2,259,514)	$(1,046,529)	$(66,786,699)

Net Loss Per Share Attributable to Common Stockholders, Basic and Diluted	$(0.11)	$(1.28)

Weighted-Average Common Shares Outstanding, Basic and Diluted	20,798,229	818,806

The accompanying notes are an integral part of these condensed financial statements.

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
Condensed Statements of Stockholders' Equity
For the Three Months Ended March 31, 2014
(Unaudited)

					Common	Additional		Total
	Preferred Stock		Common Stock		Stock to	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Be Issued	Capital	Deficit	Equity

Balance - December 31, 2013	17,000	$17	20,023,958	$835	$245,153	$81,884,897	$(64,527,185)	$17,603,717

Fair value of vested stock options						901,650		901,650

Common stock issued upon exercise of warrants			217,000	9		542,491		542,500

Common stock issued upon conversion of preferred shares	(3,700)	(4)	1,850,000	77		(73)		-

Common stock issued for services			2,000	-		17,700		17,700

Net loss							(2,259,514)	(2,259,514)
Balance - March 31, 2014	13,300	$13	22,092,958	$921	$245,153	$83,346,665	$(66,786,699)	$16,806,053

The accompanying notes are an integral part of these condensed financial statements.

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			September 17, 2007
	For the Three Months Ended		(Date of Inception)
	March 31,		through
	2014	2013	March 31, 2014

Cash Flows From Operating Activities
Net loss	$(2,259,514)	$(1,046,529)	$(58,325,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,565	1,956	93,938
Impairment of intangible asset	-	-	160,036
Fair value of vested stock options and warrants	901,650	87,386	6,085,065
Fair value of common stock and warrants accounted for as financing costs	-	-	2,986,819
Fair value of vested warrants granted for services	-	-	2,563,647
Amortization of discount on convertible notes	-	-	5,000,000
Private placement costs	-	-	385,000
Change in fair value of derivative liabilities	-	-	(10,001,955)
Common stock issued to officer for services	-	-	8,010,000
Common stock issued for services	17,700	-	1,590,152
Common stock issued to induce conversion of warrants	-	-	122,734
Common stock issued to induce exchange transaction	-	-	2,173,135
Common stock issued for Lion transaction	-	-	16,656,250
Common stock issued to directors	-	-	2,002,982
Fair value of common stock transferred to officer and director	-	-	1,742,037
Write off of advances to related party	-	-	50,000
Changes in assets and liabilities:
Deposits, prepaid expenses and other assets	49,625	(875)	(124,091)
Accounts payable, accrued expenses and other current liabilities	(1,160,446)	316,446	1,134,486
Accrued interest and penalty	-	341,616	2,474,891
Accrued compensation payable in shares of common stock	167,057	-	167,057
Net Cash Used In Operating Activities	(2,267,363)	(300,000)	(15,052,889)

Cash Flows From Investing Activities
Purchases of property and equipment	(3,437)		(51,194)
Advances to related party	-	-	(50,000)
Net Cash Used In Investing Activities	(3,437)	-	(101,194)

Cash Flows From Financing Activities
Proceeds from the issuance of convertible notes, net	-	300,000	4,926,500
Proceeds from the issuance of secured promissory notes, net	-	-	1,481,250
Proceeds from issuance of common stock upon conversion of warrants	542,500	-	542,500
Proceeds from the issuance of common stock, net	-	-	10,220,813
Proceeds from the issuance of preferred stock, net	-	-	15,908,760
Due to director	-	-	18,137
Net Cash Provided By Financing Activities	542,500	300,000	33,097,960
Net Increase (Decrease) In Cash And Cash Equivalents	(1,728,300)	-	17,943,877
Cash and Cash Equivalents, Beginning of Period	19,672,177	-	-
Cash and Cash Equivalents, End of Period	$17,943,877	$-	$17,943,877

Supplemental Disclosures of Cash Flow Information:
Derivative liability recorded upon issuance of convertible
notes and warrants	$-	$-	$5,535,310
Derivative liability recorded as offering cost	$-	$-	$1,902,998
Common stock issued for intellectual property	$-	$-	$217,408
Forgiveness of debt by director, treated as contribution of capital	$-	$-	$18,137
Common stock issued upon conversion of convertible notes	$-	$-	$6,792,750
Fair value of common stock issued with notes payable recorded as
a note discount	$-	$-	$497,888
Settlement of accounts payable through issuance of common stock	$-	$-	$25,000
Common stock issued upon conversion of accrued interest and penalty	$-	$-	$2,474,891

The accompanying notes are an integral part of these condensed financial statements.

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended March 31, 2014 and 2013
and for the Period September 17, 2007 (Inception) to March 31, 2014

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

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three months ended March 31, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2013 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2014. These financial statements should be read in conjunction with that report.

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

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended March 31, 2014 and 2013
and for the Period September 17, 2007 (Inception) to March 31, 2014

Liquidity

We have not had any revenues and are still in the development stage.  As shown in the accompanying condensed financial statements, we have incurred a net loss of $2,259,514 for the three months ended March 31, 2014 and used $2,267,363 of cash in our operating activities during the three months ended March 31, 2014.  On November 5, 2013, in a private placement (the “Private Placement”), we issued and sold 3,145,300 shares of common stock, 17,000 shares of Series A Convertible Preferred Stock, and warrants to purchase 11,645,300 shares of common stock for an aggregate purchase price of $23,290,600.  The net proceeds of the Private Placement were approximately $21,985,000.  As a result of the foregoing financing, as of March 31, 2014, we had $17,943,877 of cash or cash equivalents on hand, stockholders’ equity of $16,806,053 and had working capital of $16,958,482.

During 2014, we expect to further ramp up our operations, which will increase the amount of cash we will use in our operations.  Our budget for 2014 includes increased spending on research and development activities, higher payroll expenses as we increase our professional staff, as well as ongoing payments under the Cooperative Research and Development Agreement (CRADA) we have entered into with the National Cancer Institute (NCI).  Our budget anticipates that we will spend approximately $8 million to $10 million in 2014 on budgeted expenditures, although that amount may change materially.  Based on the funds we had available on March 31, 2014, we believe that we have sufficient capital to fund our anticipated operating expenses for at least twelve months.

Despite the amount of funds that we raised in the Private Placement, the estimated cost of completing the development of our TIL-based therapy, and of obtaining all required regulatory approvals to market those product candidates, is substantially greater than the amount of funds we had available on March 31, 2014.  Therefore, while we believe that our existing cash balances will be sufficient to fund our currently planned level of operations for at least twelve months, we will have to obtain additional funds in the future to complete our development plans.  We intend to seek this additional funding through various financing sources, including possible sales of our securities, and in the longer term through strategic alliances with other pharmaceutical or biopharmaceutical companies.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Loss per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the three months ended March 31, 2014 and 2013, the calculations of basic and diluted loss per share are the same because inclusion of potential dilutive securities in the computation would have an anti-dilutive effect due to the net losses.

The potentially dilutive securities at March 31, 2014 consist of options to acquire 638,750 shares of the Company’s common stock, warrants to acquire 12,156,156 shares of common stock and preferred stock that can convert into 6,650,000 shares of common stock.

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended March 31, 2014 and 2013
and for the Period September 17, 2007 (Inception) to March 31, 2014

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

We are required to use observable market data if such data is available, without undue cost and effort. At March 31, 2014 and December 31, 2013, the fair value of cash and cash equivalents and accounts payable approximate their carrying values.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)."  ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations.  This new accounting guidance is effective for annual periods beginning after December 15, 2014.  The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

On February 26, 2014, the FASB affirmed changes in a November 2013 Exposure Draft, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, and directed the staff to draft a final Accounting Standards Update for vote by the FASB.  This is intended to reduce the cost and complexity in financial reporting by eliminating inception-to-date information from the financial statements of development stage entities.

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended March 31, 2014 and 2013
and for the Period September 17, 2007 (Inception) to March 31, 2014

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3.  ACCRUED COMPENSATION PAYABLE IN SHARES OF STOCK

During the three month period ended March 31, 2014, the Company granted 200,000 shares of its restricted common stock to 3 of its employees in accordance with the terms of their employment agreements.  The 200,000 shares are vesting over a period of 3 years.  As these shares were granted to employees, the Company calculated the aggregate fair value of these 200,000 shares based on the trading prices of the Company’s stock at their grant dates and determined it to be approximately $1,600,000.  The allocable portion of the fair value of the stock that vested during the current period ended March 31, 2014 amounted to $133,971 and was recognized as expense during the current period then ended.

During the three month period ended March 31, 2014, the Company also granted 200,000 shares of its restricted common stock to a consultant for services to be rendered pursuant to a consulting agreement.  The 200,000 shares granted to the consultant will vest in three installments as follows:  (i) 20,000 shares shall vest on September 30, 2014; (ii) 30,000 shares shall vest on September 30, 2015, and (iii) 50,000 shares shall vest on September 30, 2016.  As these shares were granted to non-employees, the Company measures the fair value of common stock granted based on the trading price of the Company's stock at each financial reporting date.  As the shares vest, they are revalued on each vesting date and an adjustment is recorded for the difference between the fair value already recorded and the current fair value on the date of vesting.  The Company calculated the aggregate fair value of the 20,000 shares that will vest on September 30, 2014 based on the trading price of the Company’s stock at current reporting date at March 31, 2014 and determined it to be approximately $378,000. The allocable portion of the fair value of the stock that vested during the current period ended March 31, 2014 amounted to $35,086 and was recognized as consulting expense during the current period then ended.

As these shares of stock granted to employees and consultants of the Company have not been issued as of March 31, 2014, and are not required to be issued until their vesting date, the Company recorded the aggregate amount of $167,057 as a liability on the Company's balance sheet as of the period then ended under the caption "Accrued compensation payable in shares of stock”.

NOTE 4.  STOCKHOLDERS’ EQUITY

Issuance of common stock for services

In January 2014, the Company issued 2,000 shares of common stock with a fair value of $17,700 for services.  The shares of common stock issued were valued at the market price on the date of issuance.

Issuance of common stock upon conversion of preferred shares

In January 2014, the Company issued 1,850,000 shares of common stock upon the conversion of 3,700 shares of preferred stock.

NOTE 5.  STOCK OPTIONS AND WARRANTS

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

A summary of the status of stock options at March 31, 2014, and the changes during the three months then ended, is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 31, 2013	278,750	$23.10	9.1 years	$1,176,063
Granted	360,000	6.68	4.9 years
Exercised	-
Expired/Forfeited	-
Outstanding at March 31, 2014	638,750	$13.87	6.6 years	$1,934,373
Exercisable at March 31, 2014	168,333	$27.16	6.8 years	$509,775

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended March 31, 2014 and 2013
and for the Period September 17, 2007 (Inception) to March 31, 2014

On January 6, 2014, the Company granted an option to purchase 100,000 shares of common stock to James G. Bender, Vice President-Manufacturing, in accordance with the terms of Dr. Bender’s employment agreement.  The stock options have an exercise price of $9.60 and will vest in three installments as follows: Options for the purchase of 33,333 shares vest on January 6, 2015; and the remaining shares vest quarterly over the next two years after January 6, 2015.

On February 2014, the Company entered into consulting agreements with three consultants that provided for the grant of options to purchase an aggregate of 60,000 shares of its common stock with exercise prices ranging from $4.94 to $5.52 per share.  These options vested immediately.  Also, on February 2014, the Company entered into another consulting agreement with a consultant that provided for the grant of options to purchase 200,000 shares of its common stock at an exercise price of $5.60 per share.  The options were to vest as follows: a) 66,000 shares vested on the one year anniversary and b) 184,000 shares vest in equal quarterly installments over the remaining two-year of the agreement.

The aggregate fair values of the options granted in the three months ended March 31, 2014 was $1,908,098. No options were granted in the three months ended March 31, 2013. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. For purposes of determining the expected life of the option, an average of the estimated holding period is used. The risk-free rate for periods within the contractual life of the options is based on the U. S. Treasury yield in effect at the time of the grant.

Expected volatility	236%
Expected dividends	0
Expected average term (in years)	6.00
Risk free rate - average	1.75%
Forfeiture rate	0

During the three months ended March 31, 2014 and 2013, the Company recorded compensation costs of $901,650 and $87,386, respectively, relating to the vesting of the stock options.  As of March 31, 2014, the aggregate value of unvested options was $3,042,099, which will continue to be amortized as compensation cost as the options vest over terms ranging from 9 months to 5 years, as applicable.

Warrants

A summary of the status of stock warrants at March 31, 2014, and the changes during the three months then ended, is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at December 31, 2013	12,373,156	$2.51	4.11 years	$-
Issued	-
Exercised	(217,000)	2.50
Expired	-
Outstanding and exercisable at March 31, 2014	12,156,156	$2.51	4.60 years	$30,513,890

During the three month period ending March 31, 2014, warrants to acquire share of common stock at $2.50 per share were exercised resulting in net proceeds to the Company of $542,500.

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended March 31, 2014 and 2013
and for the Period September 17, 2007 (Inception) to March 31, 2014

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

During the three months ended March 31, 2014 and 2013, the Company recognized $250,000 and $250,000, respectively, of CRADA expenses, which were recorded as part of research and development expenses in the condensed statement of operations.

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

During the three months ended March 31, 2013 and March 31, 2014, there were no net sales subject to certain annual minimum royalty payments or sales that would require us to pay a percentage of revenues from sublicensing arrangements.  In addition there were no benchmarks or milestones achieved that would require payment under the lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications.

As of December 31, 2013, $941,659 was due under the License Agreement with NIH.  On January 17, 2014, the Company paid the NIH the entire past due amount of $941,659 payable to the NIH under the License Agreement, and the Company is now current with all of its payment obligations under the License Agreement.

LION BIOTECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended March 31, 2014 and 2013
and for the Period September 17, 2007 (Inception) to March 31, 2014

NOTE 7.  RELATED PARTY TRANSACTIONS

Accrued Payroll and Fees

As of March 31, 2014 and December 31, 2013, the Company had accrued the unpaid salaries of its officers and fees due to members of the Company’s board of directors in the amount of $338,731 and $338,731, respectively, which is included in accrued expenses in the accompanying condensed balance sheet.

NOTE 8.  SUBSEQUENT EVENTS

In April 2014, the Company received $860,855 of cash from the exercise of 344,342 warrants that it sold in the November 2013 Private Placement.

On April 23, 2014, the Company received a subpoena from the Securities Exchange Commission (the “SEC”) that stated that the staff of the SEC is conducting an investigation In the Matter of Galena Biopharma, Inc. File No. HO 12356 and that the subpoena was issued to the Company as part of the foregoing investigation.  Galena Biopharma is an unaffiliated, publicly-held biopharmaceutical company.  In the Form 10-K that Galena Biopharma, Inc. filed with the SEC on March 17, 2014, Galena Biopharma stated that the SEC is investigating certain matters relating to Galena Biopharma and an outside investor-relations firm that it retained in 2013.  The SEC’s subpoena and accompanying letter do not indicate whether the Company is, or is not, under investigation.  The Company has contacted the SEC’s staff regarding the subpoena, and the Company is cooperating with the SEC.

The subpoena requires the Company to give the SEC, among other materials, all communications between anyone at the Company and certain persons and entities (which include investor-relations firms and persons associated with the investor-relations firms), all documents related to the listed persons and entities, all articles regarding the Company posted on certain equity research or other financial websites, and documents and communications related to individuals who post or have posted articles regarding the Company on equity research or other financial websites.

There are no other pending legal proceedings to which the Company is a party or of which its property is the subject.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2014 and 2013 should be read in conjunction with the notes to those financial statements that are included in Item 1 of Part 1 of this Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.  For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information in the “Risk Factors” section in our Form 10-K for the year ended December 31, 2013. The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Background on the Company and Recent Events Affecting our Financial Condition and Operations

On October 5, 2011 we licensed the rights to the adoptive cell therapy from the National Institutes of Health (“NIH”) and to a manufacturing process for a TIL-based therapy (initially for Stage IV metastatic melanoma) that we intend to develop to enable us to make the adoptive cell therapy available to a larger number of patients. Under the license agreement we entered into with the NIH (the “License Agreement”), we will have to pay (i) royalties of six percent (6%) of net sales (subject to certain annual minimum royalty payments of $20,000 per year), (ii) a percentage of revenues from sublicensing arrangements, and (iii) lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications. We also have to make certain benchmark payments to the NIH based on the development and commercial release of licensed products using the technology underlying the License Agreement.  If we achieve all benchmarks for metastatic melanoma, up to and including the product’s first commercial sale in the United States, the total amount of such benchmark payments will be $6,050,000 for the melanoma indication. The benchmark payments for the other three indications, if all benchmarks are achieved, will be $6,050,000 for ovarian cancer, $12,100,000 for breast cancer, and $12,100,000 for colorectal cancer. Accordingly, if we achieve all benchmarks for all four licensed indications, the aggregate amount of benchmark royalty payments that we will have to make to NIH will be $36,300,000.  We have recently been in discussions with the NIH to surrender to the NIH some of the unnecessary patents/patent applications included in the License Agreement and to license additional technologies from the NIH.  These additional licensed rights would consist of cells enriched for higher potency that have a lower cost of goods and a shorter manufacturing process.  If we do obtain these license rights, our future license fees and other related costs will increase.  In addition, should we obtain the additional licenses, a Phase 1 clinical trial is planned at NCI, which will also increase our future operating expenses.  No assurance can be given that we will be able to obtain a license to the next generation technologies, or that we will conduct the planned Phase 1 clinical trial.  If we are able to surrender these patents/patent applications, our future payment obligations under the License Agreement will be reduced.  However, these reductions may be offset by future licensing and other payments we may be required to make to the NIH if we are able to license from the NIH the additional technologies currently under discussion.

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

In May 2013 we completed a restructuring of our unregistered debt and equity securities (the “Restructuring”) and raised $1.25 million.  Creditors holding (i) an aggregate of approximately $7.2 million (including accrued interest and penalties) of the senior secured notes, (ii) an aggregate of approximately $1.7 million (including accrued interest and penalties) of bridge promissory notes, and (iii) an aggregate of approximately $0.3 million of other outstanding debt, converted these debts into shares of common stock at a conversion price of $1.00 per share.  In connection with the Restructuring, we also sold a total of 3,605,069 shares of common stock for $1,250,000.  The effect of the Restructuring and related stock sales and transactions was to extinguish all outstanding secured and unsecured promissory notes (representing liabilities of approximately $8,373,000 in the aggregate) and to raise a total of $1,350,000 of cash from the sale of the securities.

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

In November 2013, in order to fund our operating expenses, we raised a total of $23,290,600 from the sale of our securities in the Private Placement.  On November 5, 2013, we issued and sold an aggregate of 3,145,300 shares of our common stock, 17,000 shares of a new series of preferred stock designated as “Series A Convertible Preferred Stock,” and warrants (the “Warrants”) to purchase an aggregate of 11,645,300 shares of common stock for an aggregate purchase price of $23,290,600 in cash.  The amount of net proceeds that is available to us from the Private Placement, after placement agent fees, legal fees and other expenses, approximately $21.8 million.

During the fiscal quarter ended March 31, 2014, Warrants to purchase a total of 217,000 shares were exercised, at a price of $2.50 per share.  As a result of these exercises, we received an additional $542,500 of cash during the March 31, 2014 fiscal quarter.  In April 2014, we received an additional $860,855 of cash from the exercise of 344,342 of the Warrants.

Results of Operations

Revenues

As a development stage company that is currently engaged in the development of therapeutics to fight cancer, we have not yet generated any revenues from our biopharmaceutical business or otherwise since our formation.  We currently do not anticipate that we will generate any revenues during 2014 from the sale or licensing of any products.

Operating Expenses

Operating expenses include compensation-related costs for our employees engaged to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. Our operating expenses were $1,957,000 and $435,000 for the three months ended March 31, 2014 and 2013, respectively.  Our operating expenses during the three months ended March 31, 2014 increased by $1,522,000 compared with the three months ended March 31, 2013, due to the increase in our operating activities and to an increase in the amount of non-cash share-based compensation costs.  In the fiscal quarter ended March 31, 2014, we incurred $1,071,000 of non-cash share based compensation costs, compared to $87,000 of such costs incurred for the three months ended March 31, 2013.  Share based compensation includes stock and options granted to our executive officers, our employees, our directors, and our consultants and advisors.  During the fiscal quarter ended March 31, 2013, we conducted virtually no operations and had limited staff.  Since raising a total of $23,290,600 from the sale of our securities in the Private Placement on November 5, 2013, we have significantly increased our operations and have hired four additional employees and contractors.  In additional we are planning to establish a research and development facility in Tampa, Florida, near the H. Lee Moffitt Cancer Center & Research Institute on the Tampa campus of the University of South Florida, which facility will increase our future operating expenses. As a result of our increased operating activities, our larger payroll and our planned Florida facilities, our operating expenses in the future are expected to continue to increase.

Research and Development.

Research and development expenses are primarily comprised of amounts payable to (i) the National Institutes of Health under terms of our license agreement, and (ii) NCI under the CRADA.  Research and development costs were $303,000 and $270,000 for the three months ended March 31, 2014 and 2013, respectively.  Research and development expenses in both the 2014 and 2013 fiscal quarters included the $250,000 quarterly payment we made under the CRADA and the $20,000 annual minimum payments to the NIH under the licensing agreement.  In 2014 our research and development costs also included $33,000 of unpaid past prosecution costs.  Our goal is to substantially increase our research and development activities in the near future in order to accelerate the development of our technologies.

Interest Expense.

Interest expense in the fiscal quarter ended March 31, 2013 represents the amount of interest that accrued on the various secured promissory notes and other convertible notes outstanding during that period.  These notes were converted and cancelled in the May 2013 Restructuring.  Accordingly, we did not incur such interest expenses in the March 31, 2014 fiscal quarter.

Net Loss

We had a net loss of $2,260,000 and $1,047,000 for the three months ended March 31, 2014 and 2013, respectively. Our net loss for three months ended March 31, 2014 was larger than the net loss incurred in the three months ended March 31, 2013 because of a significant increase in operating expenses.  We anticipate that we will continue to incur net losses in the future because we do not expect to generate any revenues in the near term, while our expenses related to our increased research and development activities are expected to increase.

Liquidity and Capital Resources

As a result of the Restructuring we completed in May 2013 to convert most of our liabilities into equity, and the funds we raised in the Private Placement, as of March 31, 2014 we had cash or cash equivalents of $17,944,000 on hand, $16,958,000 of working capital, and a current ratio of 14 to 1.  Since March 31, 2014, we have received $1,403,000 from the exercise of Warrants that were sold in the Private Placement.

For the three months ended March 31, 2014, we had cash used in operating activities of $2,267,000.  Our net loss included $918,000 of non-cash amounts for depreciation, amortization and the recognition for the fair value of our vested options and warrants.  However, we also used $993,000 to pay down a portion of our outstanding accounts payable and accrued expenses.

During the 2014 fiscal quarter, we received $542,500 of cash from the exercise of some of the common stock purchase warrants that we sold in the November 2013 Private Placement.

During the remainder of 2014, we expect to further ramp up our operations, which will increase the amount of cash we will use in our operations.  Our budget for the balance of 2014 includes increased spending on research and development activities, higher payroll expenses as we increase our professional staff, expenses for establishing and then operating a new research and development facility in Tampa, Florida, as well as ongoing payments under the CRADA.  Our budget anticipates that we will spend approximately $10 million to $12 million this year on budgeted expenditures, although that amount may change materially.  Based on the funds we had available on March 31, 2014, we believe that we have sufficient capital to fund our anticipated operating expenses for at least twelve months.

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

As of the date of this Quarterly Report, our principal long-term obligations consist of the $1,000,000 per year (in quarterly installments of $250,000 through August 2016) obligation to the NCI under the CRADA to support research activities thereunder, and the benchmark payments we are required to make to the NIH based on the development and commercial release of licensed products using the technology underlying the License Agreement.  If we achieve all benchmarks for metastatic melanoma, our current primary focus, up to the product’s first commercial sale in the United States, the total amount of all such benchmark payments payable under the License Agreement will be $6,050,000 for the melanoma indication. However, this amount may be reduced because we are currently surrendering to the NIH some of the patents/patent applications licensed to us under the License Agreement that we do not believe are useful for our anticipated future research and development or our planned products.  Other than these two foregoing contractual obligations to the NCI and the NIH and a new lease that we are currently negotiating for our headquarters (which will require us to pay $57,600 for rent annually), we currently have no long-term debt obligations, no capital lease obligations, no material purchase obligations or other similar long-term liabilities.  In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

Inflation and changing prices have had no effect on our continuing operations over our two most recent fiscal years.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)."  ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations.  This new accounting guidance is effective for annual periods beginning after December 15, 2014.  The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

On February 26, 2014, the FASB affirmed changes in a November 2013 Exposure Draft, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, and directed the staff to draft a final Accounting Standards Update for vote by the FASB.  This is intended to reduce the cost and complexity in financial reporting by eliminating inception-to-date information from the financial statements of development stage entities.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

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

Off-Balance Sheet Arrangements

At March 31, 2014, we had no obligations that would require disclosure as off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

Changes in Controls over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

In the Matter of Galena Biopharma, Inc. File No. HO 12356.  On April 23, 2014, the Company received a subpoena from the Securities Exchange Commission (the “SEC”) that stated that the staff of the SEC is conducting an investigation in the above-referenced matter and that the subpoena was issued to the Company as part of the foregoing investigation.  Galena Biopharma is an unaffiliated, publicly-held biopharmaceutical company.  In the Form 10-K that Galena Biopharma, Inc. filed with the SEC on March 17, 2014, Galena Biopharma stated that the SEC is investigating certain matters relating to Galena Biopharma and an outside investor-relations firm that it retained in 2013.  The SEC’s subpoena and accompanying letter do not indicate whether the Company is, or is not, under investigation.  The Company has contacted the SEC’s staff regarding the subpoena, and the Company is cooperating with the SEC.

The subpoena requires the Company to give the SEC, among other materials, all communications between anyone at the Company and certain persons and entities (which include investor-relations firms and persons associated with the investor-relations firms), all documents related to the listed persons and entities, all articles regarding the Company posted on certain equity research or other financial websites, and documents and communications related to individuals who post or have posted articles regarding the Company on equity research or other financial websites.

There are no other pending legal proceedings to which the Company is a party or of which its property is the subject.

Item 1A.	Risk Factors

Information regarding risk factors appears under “Risk Factors” included in Item 1A, Part I, and under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes from the risk factors previously disclosed in the above-mentioned periodic report.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

Nothing to report.

Item 3.	Defaults Upon Senior Securities.

Nothing to report.

Item 4.	Mine Safety Disclosures

Nothing to report.

Item 5.	Other Information.

Nothing to report

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lion Biotechnologies, Inc.

May 14, 2014	By:	/s/ Manish Singh
Manish Singh
Chief Executive Officer (Principal Executive Officer)

May 14, 2014	By:	/s/ Michael Handelman
Michael Handelman
Chief Financial Officer (Principal Financial and Accounting Officer)