Form 10-Q
period 2014-06-30
Lion Biotechnologies, Inc.
filed 2014-08-08
CIK 1425205

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2014

☐	For the transition period from to .

Commission File Number 000-53127

LION BIOTECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	75-3254381
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

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
Yes ☐No ☑

As of August 8, 2014, the issuer had 27,226,350 shares of common stock outstanding.

LION BIOTECHNOLOGIES, INC.
FORM 10-Q
For the Quarter Ended June 30, 2014

LION BIOTECHNOLOGIES, INC.
Condensed Balance Sheets

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$18,440,361	$19,672,177
Deposits	9,744	15,000
Prepaid expenses	69,466	158,716
Total Current Assets	18,519,571	19,845,893

Property and equipment, net of accumulated depreciation of $33,730 and $16,002	15,771	27,756
Total Assets	$18,535,342	$19,873,649

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$440,550	$412,976
Accrued expenses	715,922	1,856,956
Total Current Liabilities	1,156,472	2,269,932

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized,
5,800 shares and 17,000 shares issued and outstanding, respectively	6	17
Common stock, $0.000041666 par value; 150,000,000 shares authorized,
27,226,350 and 20,023,958 shares issued and outstanding, respectively	1,135	835
Common stock to be issued, 303,125 shares	245,153	245,153
Additional paid-in capital	86,029,444	81,884,897
Accumulated deficit	(68,896,868)	(64,527,185)
Total Stockholders' Equity	17,378,870	17,603,717

Total Liabilities and Stockholders' Equity	$18,535,342	$19,873,649

The accompanying notes are an integral part of these financial statements.

LION BIOTECHNOLOGIES, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$-	$-	$-	$-

Costs and expenses
Operating expenses (including $919,350, $87,386, $1,781,355 and $133,032 in share based compensation costs)	1,748,942	779,260	3,705,794	1,214,173
Research and development	361,227	250,000	663,889	520,000
Total costs and expenses	2,110,169	1,029,260	4,369,683	1,734,173
Loss from operations	(2,110,169)	(1,029,260)	(4,369,683)	(1,734,173)

Other income
Interest expense	-	(104,127)	-	(445,743)
Cost to induce exchange transaction		(2,295,868)		(2,295,868)
Total other expense	-	(2,399,995)	-	(2,741,611)
Net Loss	$(2,110,169)	$(3,429,255)	$(4,369,683)	$(4,475,784)

Net Loss Per Share, Basic and Diluted	$(0.09)	$(4.19)	$(0.19)	$(1.54)

Weighted-Average Common Shares
Outstanding, Basic and Diluted	24,137,782	818,806	22,502,761	2,904,391

The accompanying notes are an integral part of these financial statements.

LION BIOTECHNOLOGIES, INC.
Condensed Statements of Stockholders' Equity
For the Six Months Ended June 30, 2014
(Unaudited)

					Common	Additional		Total
	Preferred Stock		Common Stock		Stock to	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Be Issued	Capital	Deficit	Equity

Balance - December 31, 2013	17,000	$17	20,023,958	$835	$ 245,153	$81,884,897	$(64,527,185)	$17,603,717

Fair value of stock options						1,340,601		1,340,601

Common stock issued upon exercise of warrants			945,392	40		2,363,441		2,363,481

Common stock issued upon conversion of preferred shares	(11,200)	(11)	5,600,000	233		(222)		-

Common stock issued for services			657,000	27		440,727		440,754

Net loss							(4,369,683)	(4,369,683)
Balance - June 30, 2014	5,800	$6	27,226,350	$1,135	$ 245,153	$86,029,444	$(68,896,868)	$17,378,870

The accompanying notes are an integral part of these financial statements.

LION BIOTECHNOLOGIES, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013

Cash Flows From Operating Activities
Net loss	$(4,369,683)	$(4,475,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,728	3,106
Fair value of vested stock options and warrants	1,340,601	220,418
Common stock issued for services	440,754	-
Common stock issued to induce conversion of warrants	-	122,734
Common stock issued to induce exchange transaction	-	2,173,134
Changes in assets and liabilities:
Deposits, prepaid expenses and other assets	94,506	(1,860)
Accounts payable, accrued expenses and other current liabilities	(1,113,460)	976,323
Net Cash Used In Operating Activities	(3,589,554)	(981,929)

Cash Flows From Investing Activities
Purchases of computer equipment and furniture	(5,742)	-
Net Cash Used In Investing Activities	(5,742)	-

Cash Flows From Financing Activities
Proceeds from the issuance of convertible notes, net	-	311,500
Proceeds from the issuance of common stock upon exercise of warrants	2,363,480	-
Proceeds from the issuance of common stock, net	-	1,240,010
Net Cash Provided By Financing Activities	2,363,480	1,551,510
Net Increase (Decrease) In Cash And Cash Equivalents	(1,231,816)	569,581
Cash and Cash Equivalents, Beginning of Period	19,672,177	-
Cash and Cash Equivalents, End of Period	$18,440,361	$569,581

Supplemental Disclosures of Cash Flow Information:
Common stock issued upon conversion of accrued interest and penalty	$-	$9,267,641
Common stock issued upon conversion of preferred stock	$233	$-

The accompanying notes are an integral part of these financial statements.

LION BIOTECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2014 and 2013
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

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three and six months ended June 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2013 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2014. These financial statements should be read in conjunction with that report.

As the Company has not yet commenced any revenue-generating operations, does not have any cash flows from operations, and is dependent on debt and equity funding to finance its operations, the Company was considered a development stage company through March 31, 2014.

In June 2014, as discussed in Note, 2, the Financial Accounting Standards Board issued new guidance that removed all incremental financial reporting requirements from generally accepted accounting principles in the United States for development stage entities.  The Company has adopted early this new guidance effective June 30, 2014, as a result of which all inception-to-date financial information and disclosures have been omitted from this report.

Liquidity

We are currently engaged in the development of therapeutics to fight cancer, we do not have any commercial products and have not yet generated any revenues from our biopharmaceutical business. We currently do not anticipate that we will generate any revenues during 2014 from the sale or licensing of any products. In addition, we have not generated any revenues from our prior business plans.

LION BIOTECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2014 and 2013
(UNAUDITED)

We have not had any revenues and are still in the development stage.  As shown in the accompanying condensed financial statements, we have incurred a net loss of $4,369,683 for the six months ended June 30, 2014 and used $3,589,554 of cash in our operating activities during the six months ended June 30, 2014.  As of June 30, 2014, we had $18,440,361 of cash or cash equivalents on hand, stockholders’ equity of $17,378,870 and had working capital of $17,363,099.

During 2014, we expect to further ramp up our operations, which will increase the amount of cash we will use in our operations.  Our budget for 2014 includes increased spending on research and development activities, higher payroll expenses as we increase our professional staff, the costs associated with establishing our new Tampa, Florida, research facility, as well as ongoing payments under the Cooperative Research and Development Agreement (CRADA) we have entered into with the National Cancer Institute (NCI).  Our budget anticipates that we will spend approximately $8 million to $10 million in 2014 on budgeted expenditures, although that amount may change materially.  Based on the funds we had available on June 30, 2014, we believe that we have sufficient capital to fund our anticipated operating expenses for at least twelve months.

On November 5, 2013, we completed a $23.3 million private placement of our securities to various institutional and individual accredited investors (the “Private Placement”).  Despite the amount of funds that we raised in the Private Placement, the estimated cost of completing the development of our TIL-based therapy, and of obtaining all required regulatory approvals to market those product candidates, is substantially greater than the amount of funds we had available on June 30, 2014.  Therefore, while we believe that our existing cash balances will be sufficient to fund our currently planned level of operations for at least twelve months, we will have to obtain additional funds in the future to complete our development plans.  We intend to seek this additional funding through various financing sources, including possible sales of our securities, and in the longer term through strategic alliances with other pharmaceutical or biopharmaceutical companies.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Loss per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the three and six months ended June 30, 2014 and 2013, the calculations of basic and diluted loss per share are the same because inclusion of potential dilutive securities in the computation would have an anti-dilutive effect due to the net losses.

The potentially dilutive securities at June 30, 2014 consist of options to acquire 868,750 shares of the Company’s common stock, warrants to acquire 11,427,764 shares of common stock, and preferred stock that can convert into 2,900,000 shares of common stock.

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

LION BIOTECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2014 and 2013
(UNAUDITED)

Level 1—Quoted prices in active markets for identical assets or liabilities.
Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
Level 3—Unobservable inputs based on the Company's assumptions.

We are required to use observable market data if such data is available, without undue cost and effort. At June 30, 2014 and December 31, 2013, the fair value of cash and cash equivalents and accounts payable approximate their carrying values.

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

Stock-Based Compensation

The Company periodically grants stock options to employees and non-employees in non-capital raising transactions for as compensation for services rendered. The Company accounts for stock option grants to employees based on the authoritative guidance provided by the Financial Accounting Standards Board where the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option grants to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board where the value of the stock compensation is determined based upon the measurement date as at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclose the risks and uncertainties related to their activities.  ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk.  The presentation and disclosure requirements in Topic 915 are no longer required for interim and annual reporting periods beginning after December 15, 2014.  The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted.  The Company adopted the provisions of ASU 2014-10 for this quarterly report on Form 10-Q for the six-months ended June 30, 2014.

LION BIOTECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2014 and 2013
(UNAUDITED)

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers.  ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted.  Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  Management has not determined the effect of adopting ASU 2014-09 on our ongoing financial reporting.

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

Issuance of common stock for services with vesting terms

During the six month period ended June 30, 2014, the Company granted 355,000 shares of its restricted common stock to three of its employees in accordance with the terms of their employment agreements. The 355,000 shares vest over a period of three years.  As these shares were granted to employees, the Company calculated the aggregate fair value of these 355,000 shares based on the trading prices of the Company’s stock at their grant dates and determined it to be approximately $3,443,000. The allocable portion of the fair value of the stock that vested during the current period ended June 30, 2014 amounted to $335,000 and was recognized as expense during the current period then ended.

During the six month period ended June 30, 2014, the Company also granted 200,000 shares of its restricted common stock to a consultant for services to be rendered pursuant to a consulting agreement. The 200,000 shares granted to the consultant will vest in three installments as follows: (i) 40,000 shares shall vest on September 30, 2014; (ii) 60,000 shares shall vest on September 30, 2015, and (iii) 100,000 shares shall vest on September 30, 2016. As these shares were granted to non-employees, the Company measures the fair value of common stock granted based on the trading price of the Company's stock at each financial reporting date. As the shares vest, they are revalued on each vesting date and an adjustment is recorded for the difference between the fair value already recorded and the current fair value on the date of vesting. The Company calculated the aggregate fair value of the 40,000 shares that will vest on September 30, 2014 based on the trading price of the Company’s stock at current reporting date at June 30, 2014 and determined it to be approximately $256,000. The allocable portion of the fair value of the stock that vested during the current period ended June 30, 2014 amounted to $88,155 and was recognized as consulting expense during the current period then ended.

LION BIOTECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2014 and 2013
(UNAUDITED)

Shares of restricted stock granted above are subject to forfeiture to the Company or other restrictions that will lapse in accordance with a vesting schedule to be determined by our Board.  In the event a recipient’s employment or service with the Company terminates, any or all of the shares of common stock held by such recipient that have not vested as of the date of termination under the terms of the restricted stock agreement are forfeited to the Company in accordance with such restricted grant agreement.

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

Issuance of common stock upon conversion of preferred stock

During the six month period ended June 30, 2014, the Company issued 5,600,000 shares of common stock upon the conversion of 11,200 shares of Series A Convertible Preferred Stock. The conversion shares issued was determined on a formula basis of 500 common shares for each Series A Convertible Preferred Stock held.

NOTE 4.  STOCK OPTIONS AND WARRANTS

Stock Options

As of October 14, 2011, the Company’s Board of Directors, based upon the approval and recommendation of the Compensation Committee, approved by unanimous written consent the Company’s 2011 Equity Incentive Plan (the “2011 Plan”) and form of option agreements for grants under the 2011 Plan. Employees, directors, consultants and advisors of the Company are eligible to participate in the 2011 Plan. The 2011 Plan will be administered by the Board of Directors or the Company’s Compensation Committee and has 1,700,000 shares of common stock reserved for issuance in the form of non-qualified options, restricted stock and the grant appreciation rights. No person eligible to participate in the 2011 Plan shall be granted options or other awards during a twelve month period that exceeds 300,000 shares. No options, restricted stock or stock appreciation rights may be granted after ten years of the adoption of the 2011 Plan by the Board of Directors, nor may any option have a term of more than ten years from the date of grant. The exercise price of non qualified options and the base value of a stock appreciation right shall not be less than the fair market value of the common stock on the date of grant. The Company’s stockholders did not approve the 2011 Plan within the required one-year period. Accordingly, the Company cannot grant incentive stock options under the 2011 Plan.

A summary of the status of stock options at June 30, 2014, and the changes during the six months then ended, is presented in the following table:

		Weighted	Weighted Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 31, 2013	278,750	$23.10	9.1 years	$1,176,063
Granted	615,000	6.79	6.8 years
Exercised	-
Expired/Forfeited/Cancelled	(25,000)	125.00	7.3 years
Outstanding at June 30, 2014	868,750	$8.64	7.4 years	$425,013
Exercisable at June 30, 2014	183,750	$15.89	7.0 years	$89,895

LION BIOTECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2014 and 2013
(UNAUDITED)

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

On May 15, 2014, the Company granted an option to purchase 75,000 shares of common stock to Michael Handelman, Chief Financial Officer, in accordance with the terms of Mr. Handelman’s new employment agreement. The stock options have an exercise price of $7.95 and will vest in three installments as follows: Options for the purchase of 25,000 shares vest on May 15, 2015; and the remaining shares vest annually over the next two years after May 15, 2015.

On June 13, 2014, the Company granted an option to purchase 180,000 shares of common stock to Laszlo Radvanyi, PhD, its newly appointed Chief Scientific Officer. The stock options have an exercise price of $6.51 and will vest in three installments as follows: Options for the purchase of 60,000 shares vest on June 13, 2015; and the remaining shares vest annually over the next two years after June 13, 2015.

The aggregate fair value of the options granted in the six months ended June 30, 2014 was $2,767,000. No options were granted in the six months ended June, 2013. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. For purposes of determining the expected life of the option, an average of the estimated holding period is used. The risk-free rate for periods within the contractual life of the options is based on the U. S. Treasury yield in effect at the time of the grant.

Expected volatility	228%
Expected dividends	0
Expected average term (in years)	6.50
Risk free rate - average	1.875%
Forfeiture rate	0

During the three and six months ended June 30, 2014, the Company recorded compensation costs of $902,000 and $1,340,601, respectively, relating to the vesting of the stock options. During the three and six months ended June 30, 2013, the Company recorded compensation costs of $133,000 and $220,418, respectively, relating to the vesting of the stock options. As of June 30, 2014, the aggregate value of unvested options was $4,178,000, which will continue to be amortized as compensation cost as the options vest over terms ranging from three months to three years, as applicable.

LION BIOTECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2014 and 2013
(UNAUDITED)

Warrants

A summary of the status of stock warrants at June 30, 2014, and the changes during the six months then ended, is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at December 31, 2013	12,373,156	$2.51	4.11 years	$31,056,390
Issued	-
Exercised	(945,392)	2.50
Expired	-
Outstanding and exercisable at June 30, 2014	11,427,764	$2.51	4.35 years	$28,692,910

The warrants outstanding at the beginning of the year were granted in the November 2013 Private Placement and have an exercise price of $2.50 per share. In the six months ended June 30, 3014, the Company received $2,363,480 in cash from the exercise of warrants for the purchase of 945,392 shares of its common stock.

NOTE 5.  LICENSE AND COMMITMENTS

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

The Company will pay the NCI $250,000 per quarter ($1,000,000 per year) under the CRADA for Dr. Rosenberg to use for technical, statistical, and administrative support, and research activities, as well as to pay for supplies and travel expenses.  Although the CRADA has a five year term, either party to the CRADA has the right to terminate the CRADA upon 60 days’ notice to the other party.

During the six months ended June 30, 2014 and 2013, the Company recognized $500,000 and $500,000, respectively, of CRADA expenses, which were recorded as part of research and development expenses in the condensed statement of operations.  As of June 30, 2014, $250,000 of these CRADA expenses were outstanding and included in the balance of accrued expenses on the accompanying condensed balance sheet.

LION BIOTECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2014 and 2013
(UNAUDITED)

National Institutes of Health

Effective October 5, 2011, the Company entered into a Patent License Agreement (the “License Agreement”) with the National Institutes of Health, an agency of the United States Public Health Service within the Department of Health and Human Services (“NIH”). Pursuant to the License Agreement, NIH granted to the Company a non-exclusive worldwide right and license to develop and manufacture certain proprietary autologous tumor infiltrating lymphocyte adoptive cell therapy products for the treatment of metastatic melanoma, ovarian cancer, breast cancer, and colorectal cancer. The License Agreement required the Company to pay the NIH approximately $723,000 of upfront licensing fees and expense reimbursements in 2011, which amounts were included in Research and Development expenses in fiscal 2011. In addition, the Company will have to pay royalties of six percent (6%) of net sales (subject to certain annual minimum royalty payments), a percentage of revenues from sublicensing arrangements, and lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications and other direct cost incurred by NIH pursuant to the agreement. The Company initially intends to focus on the development of licensed products in the metastatic melanoma field of use. If the Company achieves all benchmarks for metastatic melanoma, up to and including the product’s first commercial sale in the United States, the total amount of such benchmark payments will be $6,050,000. The benchmark payments for the other three indications, if all benchmarks are achieved, will be $6,050,000 for ovarian cancer, $12,100,000 for breast cancer, and $12,100,000 for colorectal cancer. Accordingly, if the Company achieves all benchmarks for all four licensed indications, the aggregate amount of benchmark royalty payments that the Company will have to make to NIH will be $36,300,000.

During the six months ended June 30, 2014 and 2013, there were no net sales subject to certain annual minimum royalty payments or sales that would require us to pay a percentage of revenues from sublicensing arrangements. In addition there were no benchmarks or milestones achieved that would require payment under the lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications.

As of December 31, 2013, $941,659 was due under the License Agreement with NIH. On January 17, 2014, the Company paid the NIH the entire past due amount of $941,659 payable to the NIH under the License Agreement.  As of June 30, 2014, the Company is current with all of its payment obligations under the License Agreement.

The Company has entered into a Manufacturing Services Agreement with Lonza Walkersville, Inc. (Lonza) to develop and operate a commercial-scale manufacturing process for the TIL therapy.  In June 2014 we commenced transferring our TIL manufacturing protocols from the NCI to Lonza, and we engaged Lonza to commence setting up a centralized TIL manufacturing center for our planned multicenter, pivotal clinical trials.

NOTE 6.  RELATED PARTY TRANSACTIONS

Accrued Payroll and Fees

As of June 30, 2014 and December 31, 2013, the Company had accrued the unpaid salaries of its officers and fees due to former members of the Company’s board of directors in the amount of $239,356 and $338,731, respectively, which is included in accrued expenses in the accompanying condensed balance sheet.

LION BIOTECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2014 and 2013
(UNAUDITED)

NOTE 7.  LEGAL PROCEEDINGS

On April 23, 2014, the Company received a subpoena from the Securities Exchange Commission (the “SEC”) that stated that the staff of the SEC is conducting an investigation In the Matter of Galena Biopharma, Inc. File No. HO 12356 (now known as “In the Matter of Certain Stock Promotions”) and that the subpoena was issued to the Company as part of the foregoing investigation.  The SEC’s subpoena and accompanying letter do not indicate whether the Company is, or is not, under investigation. The Company has contacted the SEC’s staff regarding the subpoena, and the Company is cooperating with the SEC.

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

Theorem Group, LLC vs. Lion Biotechnologies, Inc. (Case No.:  BC550529).  On July 2, 2014, Theorem Group, LLC filed a complaint for damages against the Company in the Superior Court of the State of California, Los Angeles County.  Prior to relocating its offices to its current location in Woodland Hills, California, the Company subleased its offices from Theorem Group, LLC.  In addition, Theorem Group, LLC occasionally made loans to the Company.  In its complaint, Theorem Group, LLC alleges that the Company breached the sublease and owes Theorem Group, LLC $138,719 under the sublease for unpaid rent and other expenses.  In addition, Theorem Group, LLC alleges that it made a $10,000 loan to the Company on March 18, 2013, and that Theorem Group, LLC and the Company orally agreed that Theorem Group, LLC could convert the $10,000 loan in the May 2013 Restructuring.  Theorem Group, LLC alleges that the $10,000 loan was neither repaid nor converted in the Restructuring and, as a result, that Theorem Group, LLC is entitled to damages of $150,000.  The foregoing complaint was served on July 23, 2014, and the Company currently is evaluating the merits of the foregoing allegations.

There are no other pending legal proceedings to which the Company is a party or of which its property is the subject.

NOTE 8.  SUBSEQUENT EVENTS

Tampa Lease

On July 18, 2014, the Company entered into a five -year lease with the University of South Florida Research Foundation for an approximately 5,200 square foot facility located at 3802 Spectrum Boulevard Tampa, Florida 33612.  The new facility is part of the University of South Florida research park and will be used as the Company’s research and development facilities.  The new space currently is being developed and furbished for the Company’s research needs and is expected to be available for use by the end of October 2014.  The term of the lease shall commence on the earlier of the date when the Company takes possession of the premises or the date that the tenant improvements are substantially completed.  The monthly base rent for this facility during the first year of the lease is $10,443, which amount will increase by 3% annually. The Company has the option to extend the lease term of this facility for an additional five-year period on the same terms and conditions, except that the base rent for the renewal term will be increased in accordance with the applicable consumer price index.

LION BIOTECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2014 and 2013
(UNAUDITED)

Exclusive License Agreement

On July 21, 2014, the Company entered into an Exclusive License Agreement (the “Moffitt License Agreement”), effective as of June 28, 2014, with the H. Lee Moffitt Cancer Center and Research Institute, Inc. (“Moffitt”) under which the Company received an exclusive, world-wide license to Moffitt’s rights in and to two patent-pending technologies related to methods for improving tumor-infiltrating lymphocytes for adoptive cell therapy.  Unless earlier terminated, the term of the license extends until the earlier of the expiration of the last patent related to the licensed technology or 20 years after the effective date of the license agreement.

Pursuant to the Moffitt License Agreement, the Company agreed to pay an upfront licensing fee, payable within 30 days of the effective date of the Moffitt License Agreement, and a patent issuance fee payable upon the issuance of the first U.S. patent covering the subject technology. In addition, the Company agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales (which percentage is in the low single digits) and sublicensing payments, as applicable, and annual minimum royalties beginning with the first sale of products based on the licensed technologies, which minimum royalties will be credited against the percentage royalty payments otherwise payable in that year.  The Company will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the Moffitt License Agreement related to the treatment of any cancers in the United States, Europe and Japan and in other countries selected that the Company and Moffitt agreed to.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2014 and 2013 should be read in conjunction with the notes to those financial statements that are included in Item 1 of Part 1 of this Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.  For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information in the “Risk Factors” section in our Form 10-K for the year ended December 31, 2013. The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

We have recently been in discussions with the NIH to surrender to the NIH some of the unnecessary patents/patent applications included in the License Agreement and to license additional technologies from the NIH.  These additional licensed rights would consist of cells enriched for higher potency that have a lower cost of goods and a shorter manufacturing process.  If we do obtain these license rights, our future license fees and other related costs will increase.  In addition, should we obtain the additional licenses, a Phase 1 clinical trial is planned at NCI, which will also increase our future operating expenses.  No assurance can be given that we will be able to obtain a license to the next generation technologies.  If we are able to surrender these patents/patent applications, our future payment obligations under the License Agreement will be reduced.  However, these reductions may be offset by future licensing and other payments we may be required to make to the NIH if we are able to license from the NIH the additional technologies currently under discussion.

In order to develop the adoptive cell immunotherapies we licensed from the NIH, effective August 5, 2011, we signed a Cooperative Research and Development Agreement (“CRADA”) with the NIH and the National Cancer Institute (“NCI”). Under the terms of the CRADA, we are required to pay $1,000,000 per year (in quarterly installments of $250,000) to support research activities thereunder and to pay for supplies and travel expenses.

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

In November 2013, in order to fund our operating expenses, we raised a total of $23,290,600 from the sale of our securities in the Private Placement.  On November 5, 2013, we issued and sold an aggregate of 3,145,300 shares of our common stock, 17,000 shares of a new series of preferred stock designated as “Series A Convertible Preferred Stock,” and warrants (the “Warrants”) to purchase an aggregate of 11,645,300 shares of common stock for an aggregate purchase price of $23,290,600 in cash.  The amount of net proceeds available to us from the Private Placement, after placement agent fees, legal fees and other expenses, was approximately $21.8 million.

During the six month period ended June 30, 2014, warrants to purchase a total of 945,392 shares were exercised, at a price of $2.50 per share.  As a result of these exercises, we received an additional $2,363,480 of cash during the first six months of 2014.

On July 18, 2014, we entered into a five -year lease with the University of South Florida Research Foundation for an approximately 5,200 square foot facility in the University of South Florida research park.  The new space will be used as our research and development facilities and is currently being built-out and furbished to our specifications.  The landlord is contributing the build-out costs.  However, our contribution to the build-out costs during the next three months is projected to be approximately $500,000.  The facility is expected to be available for our use by the end of October 2014.  The monthly base rent for this facility during the first year of the lease is $10,443, which amount will increase by 3% annually.  We recently hired five scientists and research personnel to work at the new research facility, and we expect to hire up to another five full or part-time employees to work at the facility.  We will also have to purchase new laboratory equipment and supplies for the new facility.  The build-out costs and the cost of the new equipment and supplies will require a substantial investment of funds in the near term, while the subsequent on-going salaries of the new employees will significantly increase our operating costs in the future.

On July 21, 2014, we entered into an Exclusive License Agreement (the “Moffitt License Agreement”), effective as of June 28, 2014, with the H. Lee Moffitt Cancer Center and Research Institute, Inc. (“Moffitt”) under which we received an exclusive, world-wide license to Moffitt’s rights in and to two patent-pending technologies related to methods for improving tumor-infiltrating lymphocytes for adoptive cell therapy.  The license covers the application of this technology to all cancers, including metastatic melanoma.  Pursuant to the Moffitt License Agreement, we agreed to pay an upfront licensing fee, payable within 30 days of the effective date of the Moffitt License Agreement, and a patent issuance fee payable upon the issuance of the first U.S. patent covering the subject technology. In addition, we have agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales (which percentage is in the low single digits) and sublicensing payments, as applicable, and annual minimum royalties beginning with the first sale of products based on the licensed technologies, which minimum royalties will be credited against the percentage royalty payments otherwise payable in that year.  We will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the Moffitt License Agreement related to the treatment of any cancers in the United States, Europe and Japan and in other countries selected that we and Moffitt agreed to.  The upfront license fee, the possible patent issuance fees, the on-going patent fees will also add to our future operating costs.

Results of Operations

Revenues

We are currently engaged in the development of therapeutics to fight cancer and have not yet generated any revenues from our biopharmaceutical business or otherwise since our formation.  We currently do not anticipate that we will generate any revenues during 2014 from the sale or licensing of any products.

Operating Expenses

Operating expenses include compensation-related costs for our employees engaged in general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.  Our operating expenses for the three months ended June 30, 2014 and 2013, were $1,749,000 and $779,000, respectively.  Our operating expenses during the three months ended June 30, 2014 increased by $970,000 compared with the three months ended June 30, 2013 due to the increase in our operating activities, higher legal fees, and to an increase in the amount of non-cash share-based compensation costs.  In the fiscal quarter ended June 30, 2014, we incurred $693,000 of non-cash share based compensation costs, compared to $87,000 of such costs incurred for the three months ended June 30, 2013.  Share based compensation includes stock options and shares of restricted stock granted to our executive officers, our employees, our directors, and our consultants and advisors.  In the June 30, 2014 fiscal quarter, we incurred increased legal fees compared to the comparable 2013 fiscal quarter for counsel related to patent and licensing issues, and in connection with responding to the SEC’s subpoena for certain documents and materials.  For the six-month periods ended June 30, 2014 and June 30, 2013, our operating expenses were $3,706,000 and $1,214,000, respectively.  In order to incentivize our employees, we grant all new employees stock options and/or shares of restricted stock.  These equity grants increase our compensation costs.  Since we employed 6 employees at June 30 2014 compared to 1 at June 30, 2013, our total compensation expenses for the six-month period ended June 30 2014 was $533,000 compared to $50,000 for the comparable six-month period in 2013.  Likewise, non-cash share-based compensation costs for the six-month period ended June 30, 2014 increased to $1,764,000 compared to only $133,000 in the same six-month period of 2013.  As our operating activities increase, we expect to hire additional employees and contractors.  These new employees will further increase our future compensation expenses (including our future non-cash, share-based compensation expenses).

Our lease expenses are also expected to increase in October 2014 when our obligation to pay rent commences for our new research and development facility at the H. Lee Moffitt Cancer Center & Research Institute on the Tampa campus of the University of South Florida.

Research and Development.

Research and development expenses to date have been primarily comprised of amounts paid to (i) the National Institutes of Health under terms of the License Agreement, and (ii) the NCI under the CRADA.  We are required to pay $250,000 per quarter under the CRADA and the $20,000 annual minimum payments to the NIH under the NIH licensing agreement.  Accordingly, these $250,000 quarterly payments represented most of our research and development expenses during the three and six month periods ending June 30, 2013 and 2014.  However, in the three- and six-months periods ended June 30, 2014 we also incurred $33,000 of patent prosecution costs and $111,000 of research and development costs.  Now that we have leased our own research and development facility and have hired a new Chief Scientific Officer and four new scientists, our research and development activities will significantly increase in the future as we attempt to accelerate the development of our technologies.  In addition, we recently issued a new statement of work to Lonza Walkersville, Inc. (Lonza) to commence setting up a centralized TIL manufacturing center for our planned multicenter, pivotal clinical trials.  The work to be performed by Lonza will also materially increase our future research and development costs.

Interest Expense.

Since we did not have any outstanding interest-bearing indebtedness in 2014, we did not incur any interest expense in the three- or six-months periods in 2014.  Interest expense in the three- and six-month periods ended June 30, 2013 was $104,000 and $446,000, respectively, and represented the amount of interest that accrued on the various secured promissory notes and other convertible notes outstanding during that period.  These notes were converted and cancelled in the May 2013 Restructuring.

Cost to Induce Exchange Transaction.

In May 2013 we completed the Restructuring in which we converted approximately $9,268,000 of outstanding debt into shares of common stock and otherwise extinguish all outstanding secured and unsecured promissory notes (representing liabilities of approximately $8,373,000 in the aggregate).  In connection with the Restructuring, we incurred costs non-cash expenses of $2,295,868.  We did not incur any similar expenses in 2014.

Net Loss

We had a net loss of $2,110,000 and $3,429,000 for the three months ended June 30, 2014 and 2013, respectively, and a net loss of $4,370,000 and $4,476,000 for the six months ended June 30, 2014 and 2013, respectively. Our net loss for three months ended June 30, 2014 was less than the net loss incurred in the three months ended June 30, 2013 because of a significant decrease in costs to induce exchange transaction offset by a significant increase in non-cash share-based compensation and other operating expenses.  Our net loss for six-month period ended June 30, 2014 was slightly less than the net loss incurred in the three months ended June 30, 2013 because of the $2,296,000 cost we incurred in the 2013 period due to the Restructuring.  Excluding the Restructuring costs, our net loss for the six month ended June 30, 2013 would have been $2,180,000.  We anticipate that we will continue to incur net losses in the future because we do not expect to generate any revenues in the near term, while our expenses related to our increased research and development activities are expected to increase.

Liquidity and Capital Resources

As a result of the Restructuring we completed in May 2013 to convert most of our liabilities into equity, and the funds we raised in November 2013 in the Private Placement, as of June 30, 2014 we had cash or cash equivalents of $18,440,000 on hand, $17,363,000 of working capital, and a current ratio of 16 to 1.

For the six months ended June 30, 2014, we used $3,590,000 of cash in operating activities.  Our net loss of $4,370,000 exceeded the amount of cash used in our operating activities because our net loss included non-cash compensation expenses of $1,341,000 for vested options and non-cash expenses of $423,000 for the grant of restricted shares.  However, we also used $1,113,000 of our cash to pay down a portion of our outstanding accounts payable and accrued expenses.

During the first six months of 2014, our cash flow from investing activities consisted of the $2,363,000 of cash that we received from the exercise of some of the common stock purchase warrants that we sold in the November 2013 Private Placement.

During the remainder of 2014, we expect to incur significant expenses related to the establishment of the new Tampa research and development facility and to the further ramp up our operations.  We currently anticipate that we will incur approximately $500,000 of expenses related to the build-out of the Tampa research facility.  In addition, we will have to purchase laboratory equipment and laboratory supplies for the new facility.  We currently estimate that we will incur over $5 million of expenses during the next two years in connection with the construction, furbishment and operation of the Tampa research facility.  Our budget for the balance of 2014 includes increased spending on research and development activities, higher payroll expenses as we increase our professional staff, expenses for establishing and then operating a new research and development facility in Tampa, Florida, as well as ongoing payments under the CRADA.  In addition, we recently issued a new statement of work to Lonza Walkersville, Inc. to commence setting up a centralized TIL manufacturing center for our planned multicenter, pivotal clinical trials.  The work to be performed by Lonza will also materially increase our near term research and development expenses.  Our budget anticipates that we will spend approximately $10 million to $12 million (including amounts that we have already spent) in 2014 on budgeted expenditures, although that amount may change materially.  Based on the funds we had available on June 30, 2014, we believe that we have sufficient capital to fund our anticipated operating expenses for at least twelve months.

Despite the amount of funds that we raised in the Private Placement, the estimated cost of completing the development of our TIL therapy, and of obtaining all required regulatory approvals to market those product candidates, substantially exceeds the amount of funds we currently have available.  While we believe that our existing cash balances will be sufficient to fund our currently planned level of operations for at least twelve months, we will have to obtain additional funds through various financing sources, including possible sales of our securities and strategic alliances with other pharmaceutical or biopharmaceutical companies, in order to fund all of our anticipated product development costs.

As of the date of this Quarterly Report, our principal long-term obligations consist of the $1,000,000 per year (in quarterly installments of $250,000 through August 2016) obligation to the NCI under the CRADA to support research activities thereunder, and the benchmark payments we are required to make to the NIH based on the development and commercial release of licensed products using the technology underlying the License Agreement.  If we achieve all benchmarks for metastatic melanoma, our current primary focus, up to the product’s first commercial sale in the United States, the total amount of all such benchmark payments payable under the License Agreement will be $6,050,000 for the melanoma indication. However, this amount may be reduced because we are currently surrendering to the NIH some of the patents/patent applications licensed to us under the License Agreement that we do not believe are useful for our anticipated future research and development or our planned products.  Other than these two foregoing contractual obligations to the NCI and the NIH and our lease obligations for our offices in California and Florida (which collectively require us to pay $208,000 of rental payments annually), we currently have no long-term debt obligations and no capital lease obligations.  However, through the end of 2014, we expected to incur costs of (i) approximately $500,000 to develop the Tampa, Florida, research facility, and (ii) approximately $1,300,000 for the purchase of laboratory equipment and supplies.  We have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

Inflation and changing prices have had no effect on our continuing operations over our two most recent fiscal years.

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclose the risks and uncertainties related to their activities.  ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk.  The presentation and disclosure requirements in Topic 915 are no longer required for interim and annual reporting periods beginning after December 15, 2014.  The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted.  The Company adopted the provisions of ASU 2014-10 for this quarterly report on Form 10-Q for the six-months ended June 30, 2014.

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers.  ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted.  Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  Management has not determined the effect of adopting ASU 2014-09 on our ongoing financial reporting.

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

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not have, or are not believed by management to have a material impact on the Company's present or future financial statements.

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

Off-Balance Sheet Arrangements

At June 30, 2014, we had no obligations that would require disclosure as off-balance sheet arrangements.

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

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

Changes in Controls over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

Theorem Group, LLC vs. Lion Biotechnologies, Inc. (Case No.:  BC550529).  On July 2, 2014, Theorem Group, LLC filed a complaint for damages against the Company in the Superior Court of the State of California, Los Angeles County.  Prior to relocating its offices to its current location in Woodland Hills, California, the Company subleased its offices from Theorem Group, LLC.  In addition, Theorem Group, LLC occasionally made loans to the Company.  In its complaint, Theorem Group, LLC alleges that the Company breached the sublease and owes Theorem Group, LLC $138,719 under the sublease for unpaid rent and other expenses.  In addition, Theorem Group, LLC alleges that it made a $10,000 loan to the Company on March 18, 2013, and that Theorem Group, LLC and the Company orally agreed that Theorem Group, LLC could convert the $10,000 loan in the May 2013 Restructuring.  Theorem Group, LLC alleges that the $10,000 loan was neither repaid nor converted in the Restructuring and, as a result, that Theorem Group, LLC is entitled to damages of $150,000.  The foregoing complaint was served on July 23, 2014, and the Company currently is evaluating the merits of the foregoing allegations.

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

During the fiscal quarter ended June 30, 2014, 32 accredited investors who held warrants that the Company sold to them in the November 2013 Private Placement, exercised warrants to purchase 728,392 shares of common stock at an exercise price of $2.50 per share ($1,820,980 in the aggregate).   These shares were issued pursuant to an exemption available under Section 4(2) of the Securities Act of 1933, as amended.  No commissions were paid with respect to these warrants exercises.

During the fiscal quarter ended June 30, 2014, the Company granted 255,000 shares of restricted stock to two of its executive officers.  These shares were issued pursuant to an exemption available under Section 4(2) of the Securities Act of 1933, as amended, and no commissions were paid with respect to these grants.

Item 3.	Defaults Upon Senior Securities.

Nothing to report.

Item 4.	Mine Safety Disclosures

Nothing to report.

Item 5.	Other Information.

Nothing to report.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Lease, dated July 18, 2014, between the Company and the University of South Florida Research Foundation regarding the research facility located at Tampa, Florida
10.2	Exclusive License Agreement, effective as of June 28, 2014, between the Company and the H. Lee Moffitt Cancer Center and Research Institute, Inc.*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

* Certain portions of this Exhibit have been omitted based upon a request for confidential treatment filed with the Commission.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lion Biotechnologies, Inc.

August 8, 2014	By:	/s/ Manish Singh
Manish Singh
Chief Executive Officer (Principal Executive Officer)

August 8, 2014	By:	/s/ Michael Handelman
Michael Handelman
Chief Financial Officer (Principal Financial and Accounting Officer)