Form 10-Q
period 2014-09-30
Lion Biotechnologies, Inc.
filed 2014-11-13
CIK 1425205

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2014

☐	For the transition period from to .

Commission File Number 000-53127

LION BIOTECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	75-3254381
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

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
Yes ☐No ☑

As of November 13, 2014, the issuer had 27,639,688 shares of common stock outstanding.

LION BIOTECHNOLOGIES, INC.
FORM 10-Q
For the Quarter Ended September 30, 2014

PART I.  FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

LION BIOTECHNOLOGIES, INC.
Condensed Balance Sheets

	September 30	December 31,
	2014	2013
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$17,189,671	$19,672,177
Prepaid expenses and other current assets	41,141	173,716
Total Current Assets	17,230,812	19,845,893

Property and equipment, net of accumulated depreciation of $38,782 and $16,002	170,990	27,756
Deposits	15,074	-
Total Assets	$17,416,876	$19,873,649

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$573,801	$412,976
Accrued expenses	476,566	1,518,225
Accrued payable to officers and former directors	208,322	338,731
Total Current Liabilities	1,258,689	2,269,932

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized,
5,694 shares and 17,000 shares issued and outstanding, respectively	6	17
Common stock, $0.000041666 par value; 150,000,000 shares authorized,
27,639,688 and 20,023,958 shares issued and outstanding, respectively	1,152	835
Common stock to be issued, 303,125 shares	245,153	245,153
Additional paid-in capital	87,607,055	81,884,897
Accumulated deficit	(71,695,179)	(64,527,185)
Total Stockholders' Equity	16,158,187	17,603,717

Total Liabilities and Stockholders' Equity	$17,416,876	$19,873,649

The accompanying notes are an integral part of these condensed financial statements.

LION BIOTECHNOLOGIES, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$-	$-	$-	$-

Costs and expenses
Operating expenses (including $939,283, $2,139,927, $2,720,639 and $2,360,345 in share based compensation costs)	2,448,621	2,459,063	6,154,416	3,673,236
Cost of Lion transaction	-	6,700,000	-	6,700,000
Research and development	353,879	250,000	1,017,768	770,000
Total costs and expenses	2,802,500	9,409,063	7,172,184	11,143,236
Loss from operations	(2,802,500)	(9,409,063)	(7,172,184)	(11,143,236)

Other income
Interest (expense) income	4,190	-	4,190	(445,743)
Cost to induce exchange transaction	-	-	-	(2,295,868)
Total other (expense) income	4,190	-	4,190	(2,741,611)
Net Loss	$(2,798,310)	$(9,409,063)	$(7,167,994)	$(13,884,847)

Net Loss Per Share, Basic and Diluted	$(0.11)	$(0.66)	$(0.30)	$(1.97)

Weighted-Average Common Shares
Outstanding, Basic and Diluted	26,632,908	14,152,052	24,107,787	7,037,510

The accompanying notes are an integral part of these condensed financial statements.

LION BIOTECHNOLOGIES, INC.
Condensed Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2014
(Unaudited)

					Common	Additional		Total
	Preferred Stock		Common Stock		Stock to	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Be Issued	Capital	Deficit	Equity

Balance - December 31, 2013	17,000	$17	20,023,958	$835	$ 245,153	$81,884,897	$(64,527,185)	$17,603,717

Fair value of vested stock options						1,895,704		1,895,704

Common stock issued upon exercise of warrants			1,200,730	50		3,001,775		3,001,825

Common stock issued upon conversion of preferred shares	(11,306)	(11)	5,653,000	235		(224)		-

Common stock issued for services			762,000	32		824,903		824,935

Net loss							(7,167,994)	(7,167,994)
Balance - September 30, 2014	5,694	$6	27,639,688	$1,152	$ 245,153	$87,607,055	$(71,695,179)	$16,158,187

The accompanying notes are an integral part of these condensed financial statements.

LION BIOTECHNOLOGIES, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013

Cash Flows From Operating Activities
Net loss	$(7,167,994)	$(13,884,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,780	4,899
Fair value of vested stock options	1,895,704	357,362
Amortization of discount on convertible notes	-	445,743
Common stock issued for services	824,935	-
Common stock issued to induce exchange transaction	-	2,295,868
Common stock issued for Lion transaction	-	6,700,000
Common stock issued to directors	-	2,002,983
Changes in assets and liabilities:
Prepaid expenses and other current assets	132,575	(1,603)
Deposits	(15,074)	-
Accounts payable and accrued expenses	(1,011,243)	670,593
Net Cash Used In Operating Activities	(5,318,317)	(1,409,002)

Cash Flows From Investing Activities
Purchases of computer equipment and furniture	(166,014)	(12,704)
Net Cash Used In Investing Activities	(166,014)	(12,704)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock upon exercise of warrants	3,001,825	-
Proceeds from the issuance of convertible notes, net	-	311,500
Proceeds from the issuance of common stock, net	-	1,240,010
Net Cash Provided By Financing Activities	3,001,825	1,551,510
Net Increase (Decrease) In Cash And Cash Equivalents	(2,482,506)	129,804
Cash and Cash Equivalents, Beginning of Period	19,672,177	-
Cash and Cash Equivalents, End of Period	$17,189,671	$129,804

Supplemental Disclosures of Cash Flow Information:
Common stock issued upon conversion of preferred stock	$235	$-
Common stock issued upon conversion of accrued interest and penalty	$-	$9,267,641

The accompanying notes are an integral part of these condensed financial statements.

LION BIOTECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2014 and 2013
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

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three and nine months ended September 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2013 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2014. These financial statements should be read in conjunction with that report.

As the Company has not yet commenced any revenue-generating operations, does not have any cash flows from operations, and is dependent on debt and equity funding to finance its operations, the Company was considered a development stage company through September 30, 2014.

In June 2014, as discussed in Note, 2, the Financial Accounting Standards Board issued new guidance that removed all incremental financial reporting requirements from generally accepted accounting principles in the United States for development stage entities.  The Company adopted early this new guidance effective June 30, 2014, as a result of which all inception-to-date financial information and disclosures have been omitted from this report.

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

LION BIOTECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2014 and 2013
(UNAUDITED)

We have not had any revenues and are still in the development stage.  As shown in the accompanying condensed financial statements, we have incurred a net loss of $7,167,994 for the nine months ended September 30, 2014 and used $5,318,317 of cash in our operating activities during the nine months ended September 30, 2014.  As of September 30, 2014, we had $17,189,671 of cash or cash equivalents on hand, stockholders’ equity of $16,158,187 and had working capital of $15,972,123.

During 2014, we expect to further ramp up our operations, which will increase the amount of cash we will use in our operations.  Our budget for 2014 includes increased spending on research and development activities, higher payroll expenses as we increase our professional staff, the costs associated with establishing and operating our new Tampa, Florida, research facility, as well as ongoing payments under the Cooperative Research and Development Agreement (CRADA) we have entered into with the National Cancer Institute (NCI).  Based on the funds we had available on September 30, 2014, we believe that we have sufficient capital to fund our anticipated operating expenses for at least twelve months.

On November 5, 2013, we completed a $23.3 million private placement of our securities to various institutional and individual accredited investors (the “Private Placement”).  Despite the amount of funds that we raised in the Private Placement, the estimated cost of completing the development of our TIL-based therapy, and of obtaining all required regulatory approvals to market those product candidates, is substantially greater than the amount of funds we had available on September 30, 2014.  Therefore, while we believe that our existing cash balances will be sufficient to fund our currently planned level of operations for at least twelve months, we will have to obtain additional funds in the future to complete our development plans.  We intend to seek this additional funding through various financing sources, including possible sales of our securities, and in the longer term through strategic alliances with other pharmaceutical or biopharmaceutical companies.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Loss per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company excludes shares issued but unvested from the calculation of basic loss per share and weighted average shares outstanding. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the three and nine months ended September 30, 2014 and 2013, the calculations of basic and diluted loss per share are the same because inclusion of potential dilutive securities in the computation would have an anti-dilutive effect due to the net losses.

The potentially dilutive securities at September 30, 2014 consist of options to acquire 1,098,750 shares of the Company’s common stock, warrants to acquire 11,172,426 shares of common stock, and preferred stock that can convert into 2,847,000 shares of common stock.  The potentially dilutive securities at September 30, 2013 consisted of options to acquire 63,750 shares of the Company’s common stock and warrants to acquire 1,000 shares of common stock.

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

LION BIOTECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2014 and 2013
(UNAUDITED)

We are required to use observable market data if such data is available, without undue cost and effort. At September 30, 2014 and December 31, 2013, the fair value of cash and cash equivalents and accounts payable approximate their carrying values based on their short term nature.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include accounting for potential liabilities and the assumptions made in valuing stock instruments issued for services.

Stock-Based Compensation

The Company periodically grants stock options and warrants to employees and non-employees in non-capital raising transactions for as compensation for services rendered. The Company accounts for stock option grants to employees based on the authoritative guidance provided by the Financial Accounting Standards Board where the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option grants to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board where the value of the stock compensation is determined based upon the measurement date as at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclose the risks and uncertainties related to their activities.  ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk.  The presentation and disclosure requirements in Topic 915 are no longer required for interim and annual reporting periods beginning after December 15, 2014.  The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted.  The Company adopted the provisions of ASU 2014-10 starting with its quarterly report on Form 10-Q for the six months ended June 30, 2014.

LION BIOTECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2014 and 2013
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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going conern.  The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

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

Issuance of common stock for services with vesting terms

During the nine month period ended September 30, 2014, the Company granted 760,000 shares of its restricted common stock to nine of its employees in accordance with the terms of their employment agreements. The 760,000 shares vest over a period of three years.  As these shares were granted to employees, the Company calculated the aggregate fair value of these 760,000 shares based on the trading prices of the Company’s stock at their grant dates and determined it to be $4,378,240. The allocable portion of the fair value of the stock that vested during the current period ended September 30, 2014 amounted to $807,235 and was recognized as expense during the current period then ended.

Shares of restricted stock granted above are subject to forfeiture to the Company or other restrictions that will lapse in accordance with a vesting schedule determined by our Board.  In the event a recipient’s employment or service with the Company terminates, any or all of the shares of common stock held by such recipient that have not vested as of the date of termination under the terms of the restricted stock agreement are forfeited to the Company in accordance with such restricted grant agreement.

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

LION BIOTECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2014 and 2013
(UNAUDITED)

Issuance of common stock upon conversion of preferred stock

During the nine month period ended June 30, 2014, the Company issued 5,653,000 shares of common stock upon the conversion of 11,306 shares of Series A Convertible Preferred Stock.  The conversion shares issued was determined on a formula basis of 500 common shares for each Series A Convertible Preferred Stock held.

Cost of Lion Transaction

In July 2013, we acquired Lion Biotechnologies, Inc., a privately held Delaware corporation, in the Lion Merger. In the Lion Merger, the stockholders of Lion Biotechnologies, Inc. received an aggregate of 1,340,000 shares of our common stock with a fair value of $6,700,000. The value of the shares issued in the Lion Merger was recognized and recorded as an expense in the three- and nine-month periods ended September 30, 2013. No such expense was incurred in 2014.

NOTE 4.  STOCK OPTIONS AND WARRANTS

Stock Options

As of October 14, 2011, the Company’s Board of Directors, based upon the approval and recommendation of the Compensation Committee, approved by unanimous written consent the Company’s 2011 Equity Incentive Plan (the “2011 Plan”) and form of option agreements for grants under the 2011 Plan. Employees, directors, consultants and advisors of the Company are eligible to participate in the 2011 Plan. The 2011 Plan will be administered by the Board of Directors or the Company’s Compensation Committee and has 1,900,000 shares of common stock reserved for issuance in the form of non-qualified options, restricted stock and the grant appreciation rights. No person eligible to participate in the 2011 Plan shall be granted options or other awards during a twelve month period that exceeds 300,000 shares. No options, restricted stock or stock appreciation rights may be granted after ten years of the adoption of the 2011 Plan by the Board of Directors, nor may any option have a term of more than ten years from the date of grant. The exercise price of non qualified options and the base value of a stock appreciation right shall not be less than the fair market value of the common stock on the date of grant. The Company’s stockholders did not approve the 2011 Plan within the required one-year period. Accordingly, the Company cannot grant incentive stock options under the 2011 Plan.

A summary of the status of stock options at September 30, 2014, and the changes during the nine months then ended, is presented in the following table:

		Weighted	Weighted Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 31, 2013	278,750	$23.10	9.1 years	$1,176,063
Granted	845,000	6.83	7.1 years
Exercised	-
Expired/Forfeited/Cancelled	(25,000)	125.00	7.0 years
Outstanding at September 30, 2014	1,098,750	$8.44	7.5 years	$1,036,038
Exercisable at September 30, 2014	238,500	$13.84	7.3 years	$224,887

During the nine months ended September 30, 2014, the Company granted employees options to purchase an aggregate of 785,000 shares of the Company’s common stock that expire ten years from date of grant, with vesting periods of 36 months. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 228%, (ii) discount rate of 2.0%, (iii) zero expected dividend yield, and (iv) expected life of 5 years, which is the average of the term of the option and the vesting period. The total fair value of these option grants to employees at grant dates was approximately $5,400,000.

LION BIOTECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2014 and 2013
(UNAUDITED)

During the nine months ended September 30, 2014, the Company also granted to consultants options to purchase 60,000 shares of the Company’s common stock that expire five years from date of grant, with vesting periods ranging from 0 to 36 months. The fair value of these options granted to consultants was estimated, as the options vest, using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 228%, (ii) discount rate of 2.00%, (iii) zero expected dividend yield, and (iv) expected life of 5 years. The total fair value of these option grants to consultants at current valuation date was approximately $323,000.

During the three and nine months ended September 30, 2014, the Company recorded compensation costs of $555,102 and $1,895,704, respectively, relating to the vesting of the stock options. During the three and nine months ended September 30, 2013, the Company recorded compensation costs of $136,944 and $357,362, respectively, relating to the vesting of the stock options. As of September 30, 2014, the aggregate value of unvested options was $5,452,610, which will continue to be amortized as compensation cost as the options vest over terms ranging from three months to three years, as applicable.

Warrants

A summary of the status of stock warrants at September 30, 2014, and the changes during the nine months then ended, is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at December 31, 2013	12,373,156	$2.51	4.11 years	$31,056,390
Issued	-
Exercised	(1,200,730)	2.50
Expired	-
Outstanding and exercisable at September 30, 2014	11,172,426	$2.51	4.10 years	$11,192,426

The warrants outstanding at the beginning of the year were granted in the November 2013 Private Placement and have an exercise price of $2.50 per share. In the nine months ended September 30, 3014, the Company received $3,001,825 in cash from the exercise of warrants for the purchase of 1,200,730 shares of its common stock.

NOTE 5.  LICENSES AND COMMITMENTS

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

LION BIOTECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2014 and 2013
(UNAUDITED)

During the nine months ended September 30, 2014 and 2013, the Company recognized $750,000 and $750,000, respectively, of CRADA expenses, which were recorded as part of research and development expenses in the condensed statement of operations.  As of September 30, 2014, $250,000 of these CRADA expenses were outstanding and included in the balance of accrued expenses on the accompanying condensed balance sheet.

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

During the nine months ended September 30, 2014 and 2013, there were no net sales subject to certain annual minimum royalty payments or sales that would require us to pay a percentage of revenues from sublicensing arrangements. In addition there were no benchmarks or milestones achieved that would require payment under the lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications.

As of December 31, 2013, $941,659 was due under the License Agreement with NIH. On January 17, 2014, the Company paid the NIH the entire past due amount of $941,659 payable to the NIH under the License Agreement.  As of September 30, 2014, the Company is current with all of its payment obligations under the License Agreement.

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

Tampa Lease

On July 18, 2014, the Company entered into a five -year lease with the University of South Florida Research Foundation for an approximately 5,200 square foot facility located at 3802 Spectrum Boulevard Tampa, Florida 33612.  The new facility is part of the University of South Florida research park and will be used as the Company’s research and development facilities.  The new space currently is being developed and furbished for the Company’s research needs and is expected to be available for use by the end of December 2014.  The term of the lease shall commence on the earlier of the date when the Company takes possession of the premises or the date that the tenant improvements are substantially completed.  The monthly base rent for this facility during the first year of the lease is $10,443, which amount will increase by 3% annually. The Company has the option to extend the lease term of this facility for an additional five-year period on the same terms and conditions, except that the base rent for the renewal term will be increased in accordance with the applicable consumer price index.

LION BIOTECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2014 and 2013
(UNAUDITED)

In order to conduct its research and development activities while the research and development facilities are being developed and furbished, the Company has entered into two month-to-month subleases at the same location. The first sublease, effective Aug 19, 2014, has a one-month term with two-month automatic extensions at a base rent of $2,900. The second sublease, effective October 13, 2014, also has a one-month term with two-month automatic extensions at a base rent of $1,650.

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

Pursuant to the Moffitt License Agreement, the Company paid an upfront licensing fee of $25,000 within 30 days of the effective date of the Moffitt License Agreement, which was recognized as research and development expense during the current period ended September 30, 2014. A patent issuance fee will also be payable under the Moffitt License Agreement, upon the issuance of the first U.S. patent covering the subject technology. In addition, the Company agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales (which percentage is in the low single digits) and sublicensing payments, as applicable, and annual minimum royalties beginning with the first sale of products based on the licensed technologies, which minimum royalties will be credited against the percentage royalty payments otherwise payable in that year.  The Company will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the Moffitt License Agreement related to the treatment of any cancers in the United States, Europe and Japan and in other countries selected that the Company and Moffitt agreed to.

Manufacturing Service Agreement

In December 2011, the Company entered into a Manufacturing Services Agreement with Lonza Walkersville, Inc. (Lonza) pursuant to which Lonza has agreed to manufacture, package, ship and handle quality assurance and quality control of our TIL therapy.  This agreement was amended on March 13, 2014.  Lonza has commenced developing a commercial-scale manufacturing process for the TIL therapy. The goal is to develop and establish a manufacturing process for the large-scale production of TILs that is in accord with current Good Manufacturing Practices (cGMP).

On June 1, 2014 we issued a new statement of work to Lonza under the Manufacturing Services Agreement.  The statement of work required us to pay $100,000 in upfront costs, which was recognized as research and development expense during the current period ended September 30, 2014. The total cost for services to be provided under the statement of work is approximately $738,000.

NOTE 6.  RELATED PARTY TRANSACTIONS

Accrued Payroll and Fees

As of September 30, 2014 and December 31, 2013, the Company had accrued the unpaid salaries of its officers and fees due to former members of the Company’s board of directors in the amount of $208,322 and $338,731, respectively.

LION BIOTECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2014 and 2013
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

Theorem Group, LLC vs. Lion Biotechnologies, Inc. (Case No.:  BC550529).  On July 2, 2014, Theorem Group, LLC filed a complaint for damages against the Company in the Superior Court of the State of California, Los Angeles County.  Prior to relocating its offices to its current location in Woodland Hills, California, the Company subleased its offices from Theorem Group, LLC.  In addition, Theorem Group, LLC occasionally made loans to the Company.  In its complaint, Theorem Group, LLC alleges that the Company breached the sublease and owes Theorem Group, LLC $138,719 under the sublease for unpaid rent and other expenses.  In addition, Theorem Group, LLC alleges that it made a $10,000 loan to the Company on March 18, 2013, and that Theorem Group, LLC and the Company orally agreed that Theorem Group, LLC could convert the $10,000 loan in the May 2013 restructuring into shares of the Company’s common stock (which conversion was at a price of $1.00 per share). Theorem Group, LLC alleges that the $10,000 loan was neither repaid nor converted in the restructuring and, as a result, that Theorem Group, LLC is entitled to damages of $150,000.  The foregoing complaint was served on July 23, 2014.  On November 12, 2014, the matter was settled for $110,000, for which the Company has provided for in accrued expenses on the accompanying September 30, 2014 balance sheet.

There are no other pending legal proceedings to which the Company is a party or of which its property is the subject.

NOTE 8.  SUBSEQUENT EVENTS

On October 1, 2014, the Company entered into a consulting agreement with Dr. Patrick Hwu. According to the terms of the agreement, Dr. Hwu was granted options to purchase 100,000 shares of the Company’s common stock at an exercise price of $7.00. The shares vest in three installments as follows: Options for the purchase of 33,333 shares vested on October 1, 2014; and the remaining shares vest annually over the next two years after October 1, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2014 and 2013 should be read in conjunction with the notes to those financial statements that are included in Item 1 of Part 1 of this Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.  For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information in the “Risk Factors” section in our Form 10-K for the year ended December 31, 2013. The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

We have recently been in discussions with the NIH to (i) surrender to the NIH some patents/patent applications that were included in the License Agreement but are no longer necessary for our planned operations, and (ii) license additional technologies from the NIH.  These additional licensed rights would consist of cells enriched for higher potency that have a lower cost of goods and a shorter manufacturing process.  If we do obtain these license rights, our future license fees and other related costs will increase.  In addition, should we obtain the additional licenses, a Phase 1 clinical trial is planned at the National Cancer Institute (“NCI”), which will also increase our future operating expenses.  No assurance can be given that we will be able to obtain a license to the next generation technologies.  If we are able to surrender these patents/patent applications, our future payment obligations under the License Agreement will be reduced.  However, these reductions may be offset by future licensing and other payments we may be required to make to the NIH if we are able to license from the NIH the additional technologies currently under discussion.

In order to develop the adoptive cell immunotherapies we licensed from the NIH, effective August 5, 2011, we signed a Cooperative Research and Development Agreement (“CRADA”) with the NIH and the NCI. Under the terms of the CRADA, we are required to pay $1,000,000 per year (in quarterly installments of $250,000) to support research activities thereunder and to pay for supplies and travel expenses.

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

During the nine-month period ended September 30, 2014, Warrants to purchase a total of 1,200,730 shares were exercised, at a price of $2.50 per share.  As a result of these exercises, we received an additional $3,001,825 of cash during the first nine months of 2014.

On July 18, 2014, we entered into a five -year lease with the University of South Florida Research Foundation for an approximately 5,200 square foot facility in the University of South Florida research park.  The new space will be used as our research and development facilities and is currently being built-out and furbished to our specifications.  The landlord is contributing the build-out costs.  However, as of September 30, 2014, we contributed approximately $250,000 to the build-out of the facilities and have purchased over $650,000 of equipment.  We will have to make additional contributions to the construction of the facility and will purchase more equipment and supplies.  The facility is expected to be available for our use by the end of December 2014.  The monthly base rent for this facility during the first year of the lease is $10,443, which amount will increase by 3% annually.  We recently hired eight scientists and research personnel to work at the new research facility, and we expect to hire two more full employees to work at the facility.  The build-out costs and the cost of the new equipment and supplies will require us to make a substantial cash outlay of funds in the near term, while the subsequent additional on-going salaries of the new employees and operating costs of the Tampa research facility will significantly increase our future operating costs.

On July 21, 2014, we entered into an Exclusive License Agreement (the “Moffitt License Agreement”), effective as of June 28, 2014, with the H. Lee Moffitt Cancer Center and Research Institute, Inc. (“Moffitt”) under which we received an exclusive, world-wide license to Moffitt’s rights in and to two patent-pending technologies related to methods for improving tumor-infiltrating lymphocytes for adoptive cell therapy.  The license covers the application of this technology to all cancers, including metastatic melanoma.  Pursuant to the Moffitt License Agreement, we paid Moffitt $25,000 as an upfront licensing fee, and agreed to pay a patent issuance fee upon the issuance of the first U.S. patent covering the subject technology, pay additional license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales (which percentage is in the low single digits) and sublicensing payments, as applicable, and annual minimum royalties beginning with the first sale of products based on the licensed technologies.  The upfront license fee, the possible patent issuance fees, the on-going patent fees will also add to our future operating costs.

Results of Operations
Three Months Ended September 30, 2014 and 2013

Revenues

As a development stage company that is currently engaged in the development of therapeutics to fight cancer, we have not yet generated any revenues from our biopharmaceutical business or otherwise since our formation.  We currently do not anticipate that we will generate any revenues during the remainder of 2014 or in 2015 from the sale or licensing of any products.

Operating Expenses

Operating expenses include compensation-related costs for our employees engaged in general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.  Our operating expenses for the three months ended September 30, 2014 and 2013, were substantially unchanged, at $2,449,000 in the three-month period ended September 30, 2014, and $2,459,000 in 2013.  However, excluding non-cash share based compensation, our operating expenses during the three months ended September 30, 2014 were substantially higher than our operating expenses in the three months ended September 30, 2013 due to the increase in our operating activities, higher employee related expenses due to the increased number of employees, higher legal fees, and the costs related to the new Tampa, Florida research and development facility.  On September 30, 2014, we had 8 employees, compared to no employees on September 30, 2013.  In the fiscal quarter ended September 30, 2014, we incurred $939,000 of non-cash share based compensation costs, compared to $2,140,000 of such costs incurred for the three months ended September 30, 2013.  Share based compensation includes stock options and shares of restricted stock granted to our executive officers, our employees, our directors, and our consultants and advisors.  In the September 30, 2014 fiscal quarter, we incurred increased legal fees compared to the comparable 2013 fiscal quarter for legal services related to patent and licensing issues, and in connection with responding to the SEC’s subpoena for certain documents and materials.

Cost of Lion Transaction.

In July 2013, we acquired Lion Biotechnologies, Inc., a privately held Delaware corporation, in the Lion Merger.  In the Lion Merger, the stockholders of Lion Biotechnologies, Inc. received an aggregate of 1,340,000 shares of our common stock with a fair value of $6,700,000.  The value of the shares issued in the Lion Merger was recognized and recorded as an expense in the three-month period ended September 30, 2013.  No such expense was incurred in 2014.

Research and Development.

Research and development expenses to date have been primarily comprised of amounts paid to (i) the National Institutes of Health under terms of the License Agreement, and (ii) the NCI under the CRADA.  We are required to pay $250,000 per quarter under the CRADA and the $20,000 annual minimum payments to the NIH under the NIH licensing agreement.  Accordingly, these $250,000 quarterly payments represented most of our research and development expenses during the three month periods ending September 30, 2013 and 2014.  However, in the three-months period ended September 30, 2014 we also incurred some patent prosecution costs and other research and development costs (primarily fees paid to Lonza Walkersville, Inc. (“Lonza”) under the June 2014 statement of work).  Now that we have leased our own research and development facility and have hired a new Chief Scientific Officer and four new scientists, our research and development activities will significantly increase in the future as we attempt to accelerate the development of our technologies.  In addition, we recently issued a new statement of work to Lonza to commence setting up a centralized TIL manufacturing center for our planned multicenter, pivotal clinical trials.  The work to be performed by Lonza will also materially increase our future research and development costs.

Interest Income (Expense).

Since we did not have any outstanding interest-bearing indebtedness in 2014, we did not incur any interest expenses in the three-month period in 2014.  Interest income in the 2014 period represents interest earned on the cash balances we keep in savings accounts.

Net Loss

We had a net loss of $2,798,000 and $9,409,000 for the three months ended September 30, 2014 and 2013, respectively. Our net loss for the three months ended September 30, 2014 was less than the net loss incurred in the three months ended September 30, 2013 because of the $6,700,000 cost of the July 2013 Lion Merger.  We anticipate that we will continue to incur net losses in the future because we do not expect to generate any revenues in the near term, while our expenses related to our increased research and development activities are expected to increase.

Results of Operations
Nine Months Ended September 30, 2014 and 2013

Revenues

As a development stage company that is currently engaged in the development of therapeutics to fight cancer, we have not yet generated any revenues from our biopharmaceutical business or otherwise since our formation.  We currently do not anticipate that we will generate any revenues during the remainder of 2014 or in 2015 from the sale or licensing of any products.

Operating Expenses

Operating expenses include compensation-related costs for our employees engaged in general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.  For the nine-month periods ended September 30, 2014 and September 30, 2013, our operating expenses were $6,154,000 and $3,673,000, respectively.  Our operating expenses increased during the 2014 nine-month period primarily as a result of the increased operating activities and larger number of employees in 2014.  Prior to the Lion Merger in July 2013, our activities in 2013 were principally directed at completing the Restructuring and changing our management.  In addition, in 2013 we had very few employees and insufficient funds to conduct significant operations.  However, after the Lion Merger, our new management completed the $23.3 million Private Placement in November 2013, which enabled us to hire additional employees and ramp up our operations.  As a result, our operating expenses in the 2014 nine-month period were substantially higher than in the 2013 nine-month period.

Cost of Lion Transaction.

In July 2013, we acquired Lion Biotechnologies, Inc., a privately held Delaware corporation, in the Lion Merger.  In the Lion Merger, the stockholders of Lion Biotechnologies, Inc. received an aggregate of 1,340,000 shares of our common stock with a fair value of $6,700,000.  The value of the shares issued in the Lion Merger was recognized and recorded as an expense in the three- and nine-month periods ended September 30, 2013.  No such expense was incurred in 2014.

Research and Development.

Research and development expenses to date have been primarily comprised of amounts paid to (i) the National Institutes of Health under terms of the License Agreement, and (ii) the NCI under the CRADA.  We are required to pay $250,000 per quarter under the CRADA and the $20,000 annual minimum payments to the NIH under the NIH licensing agreement.  Accordingly, these $250,000 quarterly payments represented most of our research and development expenses during the nine month periods ending September 30, 2013 and 2014.  However, in the nine-months periods ended September 30, 2014 we also incurred some patent prosecution costs and other research and development costs (primarily fees paid to Lonza Walkersville, Inc. (“Lonza”) under the June 2014 statement of work).  Now that we have leased our own research and development facility and have hired a new Chief Scientific Officer and four new scientists, our research and development activities will significantly increase in the future as we attempt to accelerate the development of our technologies.  In addition, we recently issued a new statement of work to Lonza to commence setting up a centralized TIL manufacturing center for our planned multicenter, pivotal clinical trials.  The work to be performed by Lonza will also materially increase our future research and development costs.

Interest Income (Expense).

Since we did not have any outstanding interest-bearing indebtedness in 2014, we did not incur any interest expenses during the nine-month period ended September 30, 2014.  Interest income in the 2014 period represents interest earned on the cash balances we keep in savings accounts.  Interest expense in the nine-month period ended September 30, 2013 was $446,000, and represented the amount of interest that accrued on the various secured promissory notes and other convertible notes outstanding during the period prior to the May 20013 Restructuring.  These notes were converted and cancelled in the May 2013 Restructuring.

Cost to Induce Exchange Transaction.

In May 2013 we completed the Restructuring in which we converted approximately $9,268,000 of outstanding debt into shares of common stock and otherwise extinguish all outstanding secured and unsecured promissory notes (representing liabilities of approximately $8,373,000 in the aggregate).  In connection with the Restructuring, we incurred non-cash expenses of $2,295,868.  We did not incur any similar expenses in 2014.

Net Loss

We had a net loss of $7,168,000 and $13,885,000 for the nine months ended September 30, 2014 and 2013, respectively. Our net loss for nine-month period ended September 30, 2014 of $7,168,000 was less than the net loss of $13,885,000 incurred in the nine months ended September 30, 2013 because of the $6,700,000 cost of the Lion Merger and the $2,296,000 non-cash expense we incurred in the 2014 period due to the Restructuring.  Excluding the cost of the Lion Merger and the Restructuring, our net loss for the nine months ended September 30, 2013 would have increased by $2,179,000 due to the increased cost of operations in 2014.  We anticipate that we will continue to incur net losses in the future because we do not expect to generate any revenues in the near term, while our expenses related to our increased research and development activities are expected to increase.

Liquidity and Capital Resources

As a result of the Restructuring we completed in May 2013 to convert most of our liabilities into equity, and the funds we raised in November 2013 in the Private Placement, as of September 30, 2014 we had cash or cash equivalents of $17,190,000 on hand, $15,972,000 of working capital, and a current ratio of 14 to 1.

For the nine months ended September 30, 2014, we used $5,318,000 of cash in operating activities.  Our net loss of $7,168,000 exceeded the amount of cash used in our operating activities because our net loss included non-cash compensation expenses of $1,896,000 for vested options and non-cash expenses of $825,000 for the grant of restricted shares for services.  However, we also used $1,011,000 of our cash to pay down a portion of our outstanding accounts payable and accrued expenses.

During the first nine months of 2014, our cash flow from investing activities consisted of the $3,002,000 of cash that we received from the exercise of 1,200,730 of the common stock purchase warrants that we sold in the November 2013 Private Placement.

During the remainder of 2014 and continuing in 2015, we expect to incur significant expenses related to the establishment and operation of the new Tampa, Florida, research and development facility and to the further ramp up our operations.  We currently estimate that we will incur an additional $4 million of expenses during the next two years in connection with the construction, furbishment and operation of the Tampa research facility.  Our overall operating budget for the balance of 2014 includes increased spending on research and development activities, higher payroll expenses as we increase our professional staff, expenses for establishing and then operating a new research and development facility in Tampa, Florida, as well as ongoing payments under the CRADA.  In addition, we recently issued a new statement of work to Lonza Walkersville, Inc. to commence setting up a centralized TIL manufacturing center for our planned multicenter, pivotal clinical trials.  Our budget anticipates that we will spend approximately $12 million in 2015 on budgeted expenditures, although that amount may change materially.  Accordingly, based on the funds we had available on September 30, 2014, we believe that we have sufficient capital to fund our anticipated operating expenses for at least twelve months.

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

As of the date of this Quarterly Report, our principal long-term obligations consist of the $1,000,000 per year (in quarterly installments of $250,000 through August 2016) obligation to the NCI under the CRADA to support research activities thereunder, and the benchmark payments we are required to make to the NIH based on the development and commercial release of licensed products using the technology underlying the License Agreement.  If we achieve all benchmarks for metastatic melanoma, our current primary focus, up to the product’s first commercial sale in the United States, the total amount of all such benchmark payments payable under the License Agreement will be $6,050,000 for the melanoma indication. However, this amount may be reduced because we are currently surrendering to the NIH some of the patents/patent applications licensed to us under the License Agreement that we do not believe are useful for our anticipated future research and development or our planned products.  Other than these two foregoing contractual obligations to the NCI and the NIH and our lease obligations for our offices in California and Florida (which collectively will require us to pay $125,316 of rental payments annually commencing in December 2014 when our Florida lease payments commence), we currently have no long-term debt obligations and no capital lease obligations.  We have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

Inflation and changing prices have had no effect on our continuing operations over our two most recent fiscal years.

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclose the risks and uncertainties related to their activities.  ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk.  The presentation and disclosure requirements in Topic 915 are no longer required for interim and annual reporting periods beginning after December 15, 2014.  The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted.  The Company adopted the provisions of ASU 2014-10 starting with its quarterly report on Form 10-Q for the six months ended June 30, 2014.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going conern.  The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

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

Off-Balance Sheet Arrangements

At September 30, 2014, we had no obligations that would require disclosure as off-balance sheet arrangements.

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

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

Changes in Controls over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

Theorem Group, LLC vs. Lion Biotechnologies, Inc. (Case No.: BC550529). On July 2, 2014, Theorem Group, LLC filed a complaint for damages against the Company in the Superior Court of the State of California, Los Angeles County. Prior to relocating its offices to its current location in Woodland Hills, California, the Company subleased its offices from Theorem Group, LLC. In addition, Theorem Group, LLC occasionally made loans to the Company. In its complaint, Theorem Group, LLC alleges that the Company breached the sublease and owes Theorem Group, LLC $138,719 under the sublease for unpaid rent and other expenses. In addition, Theorem Group, LLC alleges that it made a $10,000 loan to the Company on March 18, 2013, and that Theorem Group, LLC and the Company orally agreed that Theorem Group, LLC could convert the $10,000 loan in the May 2013 restructuring into shares of the Company’s common stock. Theorem Group, LLC alleges that the $10,000 loan was neither repaid nor converted in the restructuring and, as a result, that Theorem Group, LLC is entitled to damages of $150,000. On November 10, 2014, the Company and Theorem Group agreed to settle the foregoing litigation for $110,000 in cash, which amount the Company has paid. The Theorem Group has agreed to dismiss the lawsuit with prejudice.

Item 1A.	Risk Factors

In the Matter of Galena Biopharma, Inc. File No. HO 12356 (now known as “In the Matter of Certain Stock Promotions”)  As previously disclosed in the Company’s Form 10-Q filed with the SEC on May 15, 2014, the Company on April 23, 2014 received a subpoena from the SEC that stated that the staff of the SEC is conducting an investigation in the above referenced matter, and that the subpoena was issued to the Company as part of the foregoing investigation.  The SEC’s subpoena and accompanying letter did not indicate whether the Company is, or is not, under investigation.  The Company is cooperating with the SEC and has completed its production of documents in response to the subpoena.  To date, the SEC has not requested any further action from the Company.  Nevertheless, the SEC may in the future require the Company to produce additional documents or other materials.

In general, the subpoena required the Company to give the SEC certain documents regarding, and communications between anyone at the Company and certain listed persons and entities (which include investor-relations firms and persons associated with the investor-relations firms), and articles regarding the Company posted on certain equity research or other financial websites. Although the SEC has not publicly disclosed the goals and targets of its investigation, the Company believes that the SEC is investigating improper conduct by investor relations firms relative to the payment of bloggers and other authors for promotional articles written about public companies. A number of articles have been written about the Company that may be available on the internet and elsewhere. Investors considering an investment in the Company’s securities should review this Quarterly Report and the other documents that the Company has filed with the SEC rather than relying on internet blogs or other similar articles and publications.

The Company is unaware of the scope or timing of the SEC’s investigation. As a result, the Company does not know how the SEC investigation is proceeding, when the investigation will be concluded, or if the Company will become involved to a greater extent than in response to the April 2014 subpoena. If the Company receives additional subpoenas or other requests for documents from the SEC, complying with any such future requests could distract the time and attention of the Company’s officers and directors or divert Company resources away from ongoing research and development programs. Furthermore, it is possible that the Company currently is, or may hereafter become a target of the SEC’s investigation. Any such investigation could result in significant legal expenses, the diversion of management’s attention from our business, damage to our business and reputation, and could subject us to a wide range of remedies, including an SEC enforcement action.

Information regarding additional risk factors appears under “Risk Factors” included in Item 1A, Part I, and under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

During the fiscal quarter ended September 30, 2014, five accredited investors who held warrants that we sold to them in the November 2013 Private Placement, exercised warrants to purchase 255,338 shares of common stock at an exercise price of $2.50 per share ($638,345 in the aggregate).  These shares were issued pursuant to an exemption available under Section 4(2) of the Securities Act of 1933, as amended.  No commissions were paid with respect to these warrants exercises.

During the fiscal quarter ended September 30, 2014, the Company granted 105,000 shares of restricted stock to 5 of its executive officers.  These shares were issued pursuant to an exemption available under Section 4(2) of the Securities Act of 1933, as amended, and no commissions were paid with respect to these grants.

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

Lion Biotechnologies, Inc.

November 13, 2014	By:	/s/ Manish Singh
Manish Singh
Chief Executive Officer (Principal Executive Officer)

November 13, 2014	By:	/s/ Michael Handelman
Michael Handelman
Chief Financial Officer (Principal Financial and Accounting Officer)