Form 10-K/A
period 2014-12-31
Lion Biotechnologies, Inc.
filed 2015-04-20
CIK 1425205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this From 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or non-accelerated filer (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act) (Check one).

Large accelerated filer☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

EXPLANATORY NOTE

Lion Biotechnologies, Inc. is filing this Amendment No. 1 on From 10-K/A (this “Amendment”) to its Annual Report on From 10-K for the fiscal year ended December 31, 2014, filed on March 16, 2015 (the “From 10-K”), for the purpose of amending Items 10 through 14 in Part III and Item 15 in Part IV, and to file two exhibits. The information in Part III was previously omitted from the From 10-K in reliance on General Instruction G(3) to From 10-K, which permits such information to be incorporated in the From 10-K by reference to a definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year end.

This Amendment hereby amends Part III, Items 10 through 14, and Part IV, Item 15 of the From 10-K. Also filed with this Amendment are two patent license agreements for which confidential treatment has been requested. A new Exhibit Index has been included to reflect the filing of the two patent license agreements and to list two previously filed agreements that were inadvertently omitted from the Exhibit Index of the From 10-K. Additionally, the reference on the cover page of the From 10-K to the Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders is hereby deleted.

Except as described above, no other changes have been made to the From 10-K. Other than the information specifically amended and restated herein, this Amendment does not reflect events occurring after March 16, 2015, the date the From 10-K was filed, or modify or update those disclosures that may have been affected by subsequent events.

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

TABLE OF CONTENTS

		Page
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	1
Item 11.	Executive Compensation	6
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	15
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	18
Item 14.	Principal Accounting Fees and Services.	19

PART IV
Item 15.	Exhibits, Financial Statements Schedules.	19

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position held by each of our executive officers and directors. Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders.

Name	Age	Position

Elma Hawkins	45	Chief Executive Officer, President and Director
Merrill A. McPeak(3)	79	Director
Sanford J. Hillsberg(1)(2)	66	Director
Jay Venkatesan(1)(2)(3)	41	Director
Ryan Maynard(3)	45	Director
Michael Handelman	56	Chief Financial Officer
James Bender, Ph.D.	63	Vice President--Manufacturing
Laszlo Radvanyi	54	Chief Scientific Officer

(1)	Member of our Compensation Committee
(2)	Member of our Nominating and Corporate Governance Committee
(3)	Member of our Audit Committee

Business Experience and Directorships

The following sets forth the business experience and directorships of our current Board of Directors and our executive officers.

Current Directors

Elma Hawkins, Ph.D. Dr. Hawkins was appointed as a director effective December 12, 2014, and as our Chief Executive Officer effective January 1, 2015. From August 21, 2014 until her appointment as our Chief Executive Officer on December 12, 2014, Dr. Hawkins was our President and Chief Operating Officer. From February 2014 until her appointment as President and Chief Operating Officer, Dr. Hawkins served as this Company’s Head of Clinical Development under a consulting agreement. Since 2006 Dr. Hawkins has been an independent consultant to various biotechnology companies and financial institutions. Dr. Hawkins started her career at Warner-Lambert/Parke-Davis in Clinical Research. Later she joined the Center for the Study of Drug Development at Tufts Medical School. Following that, she held various positions at BioSurface Technology and Genzyme Corporation, and at Antigenics, most recently as that company’s Vice Chairman. Later, she was President and CEO of Advanced Viral Research. She also serves on the Health Care Advisory Board for the Partnership for New York City. Dr. Hawkins has BSc in Mathematics and Chemistry, BSc (Hons) in Chemistry, MSc in Organic Chemistry, a PhD in Organic Chemistry and an MBA with specialization in entrepreneurship.

Merrill A. McPeak. General (Ret.) McPeak has served as a member of our Board of Directors since July 2011. Since February 2015, General McPeak has served as the lead director on our Board of Directors. In addition, General McPeak served as our unpaid, interim Chief Executive Officer from January 14, 2013 until July 24, 2013. General McPeak currently is the President of McPeak and Associates, a consulting firm that he founded in 1995. He has previously served as a director of several public companies, including Tektronix, Inc., Trans World Airlines, Inc., and ECC International Corp., where he was for many years the chairman of the Board. General McPeak has served as a director of DGT Holdings, Corp., a real estate business, since April 2005, of Research Solutions, Inc., a company engaged in developing systems to reuse published content, since November 2010, of GenCorp, an aerospace and defense contractor, since March 2013, and of Lilis Energy, an independent oil and gas producer, since, since January, 2015. He was Chairman of the Board of Coast Plating, Inc., a privately held turnkey provider of metal processing and metal finishing services, from January 2009 until the company was acquired by Trive Capital and renamed Valence Surface Technologies, now the country’s largest independently owned aerospace and defense metal processing company. He continues to be a Director of the company. He helped found, and from December 2003 to February 2012 was Chairman of the Board of EthicsPoint, Inc., a provider of risk management and compliance software-as-a-service that was acquired in 2012 and restyled Navex Global. General McPeak remained a member of the board of directors of Navex Global until that company was sold in 2014. In 2010, General McPeak was a director of Point Blank Solutions, Inc., a former public company that on April 14, 2010 filed a voluntary petition for relief under Chapter 11 of the United States Code in the U.S. Bankruptcy Court for the District of Delaware.

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

Sanford J. Hillsberg. Mr. Hillsberg joined our Board of Directors on September 3, 2013. Mr. Hillsberg has been an attorney with TroyGould PC since 1976 and is a member of the firm’s Management Committee. Mr. Hillsberg has served as the Chairman of the Board of Directors of Galena Biopharma, Inc., a publicly-held biopharmaceutical company focused on developing oncology treatments, since 2007. Mr. Hillsberg was a founder and until December 2007, served as a director and Secretary of the Company Therapeutics, Ltd., a publicly-held clinical-stage biotechnology company focused on developing immune-based therapies to treat cancer, and its predecessor company since February 2004. Mr. Hillsberg served as a director and Secretary of Duska Therapeutics, Inc., a publicly-held biopharmaceutical company, and its predecessor company from 1999 until January 2006. He previously served as a director and Vice President of Medco Research, Inc., a then publicly-held pharmaceutical company. Mr. Hillsberg is a member of the Board of Governors of Cedars-Sinai Medical Center and has also previously served as a Commissioner of the Quality and Productivity Commission of the City of Los Angeles. Mr. Hillsberg holds a B.A. degree from the University of Pennsylvania and a J.D. degree from Harvard Law School.

Jay Venkatesan, M.D. Dr. Venkatesan joined our Board of Directors on September 3, 2013. Dr. Venkatesan currently is the Executive Vice President at Oncothyreon, Inc., a biotechnology company focused on oncology and rare diseases.  He joined Oncothyreon following its acquisition of Alpine Biosciences in August 2014, where Dr. Venkatesan was Co-Founder and CEO. Prior to this, Dr. Venkatesan was the Managing Member and the Portfolio Manager of Ayer Capital Management LP, a position that he has held since founding that dedicated health care investment fund in 2008. Prior to founding Ayer Capital, Dr. Venkatesan was a Director at Brookside Capital Partners, the $9.8 billion hedge fund group affiliated with Bain Capital. Prior to joining Brookside, Dr. Venkatesan was the founder and CEO of Varro Technologies, a knowledge management software company focused on the life sciences. Previously, he was involved in healthcare venture investing at Patricof & Co. Ventures and in consulting at McKinsey & Company. Dr. Venkatesan received his M.D. from the University of Pennsylvania School of Medicine and his MBA from the Wharton School of the University of Pennsylvania. He received his B.A., magna cum laude, from Williams College, where he was elected to Phi Beta Kappa.

Ryan Maynard. Mr. Maynard was appointed to our Board of Directors on February 16, 2015. Mr. Maynard currently is the Executive Vice President and Chief Financial Officer of Rigel Pharmaceuticals, Inc., a clinical-stage drug development public company. He joined Rigel in September 2001 as Corporate Controller and was appointed as an Assistant Secretary in October 2001. In June 2006 he became Vice President of Finance and Acting Chief Financial Officer and became our Vice President and Chief Financial Officer in January 2007. Prior to joining Rigel, Mr. Maynard was Corporate Controller and Director of Finance and Accounting for Personify, Inc., an e-commerce software company, from November 1999 to April 2001. From July 1998 to October 1999 he served as Controller of General Magic, Inc. and from July 1994 to June 1998 he held various positions at Siliconix, Inc., most recently as Senior Finance Manager. He previously worked at Ernst & Young, LLP. Mr. Maynard holds a B.S. in Commerce—Accounting from Santa Clara University.

Executive Officers

Elma Hawkins Ph.D. MBA. Dr. Hawkins has served as our Chief Executive Officer since her appointment effective January 1, 2015. See, “Business Experience and Directorships,” above.

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

James Bender, Ph.D. Dr. Bender joined us as our Vice President – Manufacturing on January 6, 2014. From September 2008 to December 2013 and has served as Vice President of Clinical Development and then as Vice President – Product Development and Manufacturing at the Company Therapeutics, Ltd., a publicly-held clinical-stage biotechnology company focused on developing immune-based therapies to treat cancer. From 2002 through 2008, Dr. Bender held various positions at IDM Pharma, most recently as director of product development where he led that company’s efforts relating to the clinical development of a cancer vaccine for the treatment of lung cancer. Prior to that, he held various positions at Nexell Therapeutics relating to the development of therapeutic stem cell and cancer vaccine products. Prior to that, Dr. Bender spent ten years with Baxter Healthcare Corporation, eight years with the University of New Mexico School of Medicine and five years with St. Joseph’s Hospital in Albuquerque, New Mexico. He has over 75 scientific publications, is an inventor of 11 U.S. patents and holds a Ph.D. degree in immunology from the University of New Mexico and an M.P.H. in laboratory management from the University of Michigan.

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

Mario Sznol, M.D., Yale University School of Medicine. Dr. Mario Sznol is a Professor of Medicine and Clinical Research Program Leader for the Melanoma Program. Dr. Sznol was formerly with the National Cancer Institute. Dr. Sznol's expertise and experience is in cancer immunotherapy, drug development for cancer, and treatment of patients with melanoma and renal cell carcinoma. In addition, he is the Co-Director for the Yale SPORE in Skin Cancer. Dr. Sznol received his BA from Rice University, and his MD from the Baylor College of Medicine.

James Mulé, Ph.D., H. Lee Moffitt Cancer Center & Research Institute. Dr. James J. Mulé is Executive Vice President, Associate Center Director for Translational Research, the Michael McGillicuddy Endowed Chair for Melanoma Research and Treatment, and the Director of Cell-Based Therapies at H. Lee Moffitt Cancer Center & Research Institute. Dr. Mulé received his formal training at the Fred Hutchinson Cancer Research Center in Seattle, and at the Surgery Branch, Division of Cancer Treatment, National Cancer Institute, NIH, Bethesda, Md. He also was an adjunct faculty member in the Department of Surgery, Stanford University, the Director of the Tumor Immunology and Immunotherapy Clinical Research Program at the University of Michigan Comprehensive Cancer Center, and the Maude T. Lane Endowed Professor of Surgery, Department of Surgery. Dr. Mulé serves on the advisory boards of seven NCI-designated Cancer Centers and was a member of the NCI’s Board of Scientific and Clinical Counselors.

Jeffrey Weber, M.D., Ph.D., H. Lee Moffitt Cancer Center & Research Institute. Dr. Weber is the director of the Donald A. Adam Comprehensive Melanoma Research Center at Moffitt Cancer Center. He is a professor and associate chair of the Department of Oncologic Sciences at the University of South Florida. Dr. Weber received his doctorate in Molecular Cell Biology from Rockefeller University and his medical degree from New York University Medical Center. Dr. Weber also trained at the National Cancer Institute.

Patrick Hwu, M.D., MD Anderson Cancer Center. Dr. Patrick Hwu was recruited to be MD Anderson Cancer Center’s first Chairman of the Department of Melanoma Medical Oncology in 2003. Since that time, he has also served as Associate Director of the Center for Cancer Immunology Research and is the current Chair of MD Anderson Cancer Center’s Promotion and Tenure Committee. Dr. Hwu is a member of the editorial board of the Journal of Immunotherapy.

David DiGiusto, Ph.D., City of Hope. Dr. DiGiusto cell biologist and immunologist. Dr. DiGiusto has over 17 years’ experience developing cellular therapeutics for cancer and infectious disease. He serves in a number of positions with City of Hope, including: Director, Laboratory for Cellular Medicine; Research Professor, Department of Virology.

Daniel Powell, Ph.D., University of Pennsylvania School of Medicine. Dr. Powell holds the following positions at the University of Pennsylvania School of Medicine: Research Associate Professor of Pathology and Laboratory Medicine; Director, Cellular Therapy Tissue Facility; and, Department: Pathology and Laboratory Medicine.

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

As of the date of this Annual Report, Ryan Maynard, as Chairman, Jay Venkatesan, and General Merrill McPeak constitute all of the members of the Audit Committee. All of the members of the Audit Committee are non-employee directors and independent as defined under The Nasdaq Stock Market’s listing standards. Mr. Maynard is a chief financial officer of a public company. Because of his knowledge of financial, audit and accounting matters, our Board has designated him as the “audit committee financial expert” of the Audit Committee.

The Audit Committee operates pursuant to a written charter, which is available on our website, www.lbio.com.

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

In 2014, our Nominating and Governance Committee consisted of Merrill McPeak, as Chairman, and Sanford J. Hillsberg. In February 2015, Jay Venkatesan replaced Merrill McPeak as the Chairman of the Nominating and Governance Committee.

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

The current members of the Compensation Committee are Sanford J. Hillsberg, as Chairman, and Jay Venkatesan.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission (the “SEC”) and to provide us with copies of those filings. Based solely on our review of the copies received by us and on the written representations of certain reporting persons, we believe that the following Forms 3 and 4 for transaction that occurred in 2014 were filed later than is required under Section 16(a) of the Securities Exchange Act of 1934:

•	The Form 4 required to be filed by James Bender, Vice President of Manufacturing, for securities he granted upon joining the Company on January 6, 2014 was filed late.

•	The Form 3 and Form 4 required to be filed by Elma Hawkins, President and Chief Operating Officer, for securities issued to her upon joining the Company on August 21, 2014 were filed late.

•	The Form 3 and Form 4 required to be filed by Radvanyi Laszlo, Chief Scientific Officer, for common stock he acquired upon joining the Company on June 23, 2014 were filed late.

Item 11.	Executive Compensation

Compensation Committee Interlocks and Insider Participation

There are no “interlocks,” as defined by the SEC, with respect to any member of the Compensation Committee during 2014.

Summary Compensation Table

The following table shows the compensation paid or accrued during the last three fiscal years ended December 31, 2014 to (i) Manish Singh, Ph.D., the only individual who served as our principal executive officer during the year ended December 31, 2014, (ii) Michael Handelman, the only individual who served as our acting principal financial officer during the year ended December 31, 2014, and (iii) the other three persons who served as executive officers in 2014. The following executives are herein referred to as our “named executive officers.” Manish Singh resigned as our Chief Executive Officer effective December 31, 2014, and Elma Hawkins has been our Chief Executive Officer since January 1, 2015.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(3)		Option Awards ($)(3)		All other Compen- sation ($)	Total ($)
Manish Singh, Ph.D.	2014	$350,000		$184,000	$-0-		$-0-		-0-	$534,000
former Chief Executive Officer	2013	$66,627	(1)							66,627
										–
Elma Hawkins, Ph.D.	2014	$277,292	(2)	$59,583	$1,120,000	(2)	$3,637,924	(2)	-0-	$5,094,799
President and Chief Operating Officer

James Bender, Ph.D.	2014	$207,712		$82,500	$959,840		$1,249,716		-0-	$2,499,768
Vice President-Manufacturing(4)

Laszlo Radvanyi, Ph.D.(5)	2014	$130,769		$56,458	$1,171,800		$1,369,068		-0-	$2,728,095
Chief Scientific Officer

Michael Handelman	2014	$180,000		$45,000	$641,250		$887,507		-0-	$1,753,757
Chief Financial Officer	2013	$180,000		-0-	-0-		$-0-		-0-	$180,000
	2012	$180,000		-0-	-0-		$-0-		-0-	$180,000

(1)	Represents Dr. Singh’s salary from the date of his appointment as our Chief Executive Officer on July 24, 2013 until December 31, 2013. Under his employment agreement, Dr. Singh’s annual base salary was $34,000 until we raised at least $1,000,000 in additional financing, after which his salary would automatically increase to $350,000. Since we raised over $1,000,000 in a private placement on November 5, 2013, Dr. Singh’s annual salary increased at that time to $350,000.
(2)	Dr. Hawkins became our President and Chief Operating Officer on August 21, 2014. Prior to thereto, from February 2014 through August 21, 2014 she provided consulting services as our Head of Clinical Development. Compensation shown in this table includes compensation paid to Dr. Hawkins both as a consultant and as our President and Chief Operating Officer. The compensation she received as an officer consisted of $137,222 of salary and options to purchase 400,000 shares of our common stock (having a grant date fair value of $2,516,973). As consultant, her compensation consisted of $159,693 of fees, options to purchase 200,000 shares (having a grant date fair value of $1,120,951), and 200,000 shares of restricted stock (having a grant date fair value of $1,120,000).
(3)	The amounts shown reflect the grant date fair value computed in accordance with FASB ASC 718 for the indicated year, adjusted to disregard the effects of any estimate of forfeitures related to service-based vesting. The assumptions we used in valuing options and restricted stock are described more fully in the footnotes to our financial statements incorporated in our Annual Report on From 10-K for the year ended December 31, 2014.
(4)	Dr. Bender became our Vice President--Manufacturing on January 6, 2014.
(5)	Dr. Radvanyi became our Chief Scientific Officer in June 2014.

Employment Agreements

Elma Hawkins, PhD. MBA. Dr. Hawkins entered into an employment agreement with us on August 21, 2014 pursuant to which she agreed to serve as our President and Chief Operating Officer. From February 2014 until she agreed to become our President and Chief Operating Officer, Dr. Hawkins served as our head of clinical development under a consulting agreement. Under the new employment, we agreed to pay Dr. Hawkins an annual salary of $325,000, the same amount that she was paid under the consulting agreement. As our President and Chief Operating Officer, Dr. Hawkins is also entitled to a year-end incentive bonus of up to 20% of her base salary. Effective as of August 21, 2014, we granted Dr. Hawkins a stock option to purchase 125,000 shares of our common stock (the “New Option”) at an exercise price of $6.70, which price is equal to the fair market value of our common stock on that date. Provided that she is still employed with us on the following dates, the New Option will vest in three installments as follows: (i) The right to purchase 41,667 shares shall vest on August 21, 2015; and the remaining shares shall vest quarterly over the next two years after August 21, 2015. Under February 2014 consulting agreement, Dr. Hawkins was granted a non-qualified stock option to purchase an aggregate of 200,000 shares of our common stock (the “Existing Option”), and 200,000 shares of restricted common stock. Accordingly, in addition to the 200,000 restricted shares, in the aggregate Dr. Hawkins currently has options for the purchase of 325,000 shares. The Existing Option and the 200,000 restricted shares remain in effect under the new employment agreement under the same terms under which they were granted in February 2014. Provided that Dr. Hawkins is still providing services to us on the following dates, the shares under the Existing Option that she received under the consulting agreement will vest in installments as follows: (i) The option to the purchase of 66,666 shares vested on February 21, 2015; and (ii) the remaining shares under the option shall vest in eight equal quarterly (three month) installments over the next two years after February 21, 2015. Provided that she is still providing services to us on the following dates, the 200,000 shares of restricted stock will vest in three installments as follows: (i) 40,000 shares vested on February 28, 2015; (ii) 60,000 shares shall vest on February 28, 2016, and (iii) 100,000 shares shall vest on February 28, 2017.

Effective December 12, 2014, Dr. Hawkins was appointed as our Chief Executive Officer, effective January 1, 2015. In connection with her appointment as Chief Executive Officer, the Company agreed to pay Dr. Hawkins an annual salary of $350,000, which amount was automatically increased to $400,000 when we raised more than $25 million in a public offering later in December 2014. As the Company’s President and Chief Executive Officer, Dr. Hawkins will also be entitled to a year-end incentive bonus of up to 40% of her base salary. Dr. Hawkins was also be granted a stock option to purchase 275,000 shares of common stock at an exercise price equal $6.15 per share (the closing price of the common stock on December 12, 2014). Provided that she is still employed with the Company on the following dates, the option for these 275,000 shares will vest over three years as follows: (i) 91,667 shares will vest on January 1, 2016; and (ii) the remaining shares shall vest quarterly over the next two years after January 1, 2016.

Either party can terminate the employment agreement at any time; provided, however, that if we terminate Dr. Hawkins’ employment agreement without cause (as defined in the employment agreement), all of her unvested stock options and unvested shares of restricted stock will become fully vested, and she shall have twelve months from the date of termination within which to exercise her vested options. In addition, Dr. Hawkins will be eligible to receive a severance payment equal to twelve months of her then base salary. If, within six months immediately preceding a Change in Control (as defined in his employment agreement) or within 12 months immediately following a Change of Control, Dr. Hawkins’ employment is terminated by us for any reason other than cause, then Dr. Hawkins’ unvested stock options and shares of restricted stock will immediately vest and she will be entitled to receive a severance payment equal to twelve months of her then base salary. Had the employment agreement been terminated by us without “cause” or following a change in control on December 31, 2014, Dr. Hawkins would have been entitled to receive a severance payment of $350,000 and health insurance benefits of $7,015 (representing the family health benefit payments for a twelve-month period).

Michael Handelman. On May 15, 2014 we entered into a new employment agreement with Michael Handelman pursuant to which Mr. Handelman will continue to serve as our Chief Financial Officer. Under his employment agreement, Mr. Handelman will continue to receive his current an annual salary of $180,000 and will be entitled to participate in any pension, retirement, disability, insurance, medical service, or other employee benefit plan that is generally available to all employees of the company.

Effective as of May 15, 2014, we granted Mr. Handelman (i) a five-year stock option to purchase an aggregate of 75,000 shares of the Company’s common stock, and (ii) 75,000 shares of restricted common stock. The stock options have an exercise price of $7.95 per share, the fair market value of the common stock on May 15, 2014. Provided that Mr. Handelman is still employed with the Company on the following dates, the foregoing stock options will vest as follows: Options for the purchase of 25,000 shares shall vest on May 15, 2015; and after May 15, 2015 the remaining shares shall vest in equal quarterly installments over the next two years. Furthermore, provided that Mr. Handelman is still employed with the Company on the following dates, the foregoing 75,000 shares of restricted stock will vest in three installments as follows: (i) 25,000 shares have vested; and (ii) 25,000 shares shall vest on May 15, 2016, and (iii) 25,000 shares shall vest on May 15, 2017.

Either party can terminate the employment agreement and Mr. Handelman’s employment without cause at any time. Upon termination of the employment agreement, except as otherwise provided in the Agreement, the unvested options and the unvested shares of restricted stock will be forfeited and returned to the Company, however, if we terminate Mr. Handelman’s employment without cause (as defined in the agreement) any of Mr. Handelman’s unvested stock options and unvested shares of restricted stock will become fully vested, and he shall have twelve months from the date of termination within which to exercise his vested options. Furthermore, if we terminate the employment agreement without cause, Mr. Handelman will be eligible to receive a severance payment equivalent to six months of his then base salary.

James Bender. Dr. Bender, our Vice President--Manufacturing, entered into an employment agreement with us effective as of January 6, 2014. Under the employment, we paid Dr. Bender a $30,000 signing bonus on January 6, 2014, and agreed to pay him an annual salary of $210,000. Dr. Bender also is entitled to a year-end incentive bonus of up to 25% of his base salary. Effective as of January 6, 2014, we granted Dr. Bender (i) stock options to purchase an aggregate of 100,000 shares of our common stock, and (ii) 100,000 shares of restricted common stock. The stock options have an exercise price of $9.60, the fair market value of the common stock on January 6, 2014. Provided that he is still employed with us on the following dates, the foregoing stock options will vest in three installments as follows: (i) Options for the purchase of 33,333 shares vested on January 6, 2015; and the remaining shares shall vest quarterly over the next two years after January 6, 2015. Provided that Dr. Bender is still employed with us on the following dates, the foregoing 100,000 restricted shares will similarly vest in three installments as follows: (i) 20,000 shares vested on September 30, 2014; (ii) 30,000 shares shall vest on September 30, 2015, and (iii) 50,000 shares shall vest on September 30, 2016. Either party can terminate the employment at any time; provided, however, that if we terminate the employment agreement without cause (as defined in the employment agreement), all of his unvested stock options and unvested shares of restricted stock will become fully vested, and he shall have twelve months from the date of termination within which to exercise his vested options. In addition, Dr. Bender will be eligible to receive a severance payment equivalent to six months of his then base salary. If, within six months immediately preceding a Change in Control (as defined in his employment agreement) or within 12 months immediately following a Change of Control, Dr. Bender’s employment is terminated by us for any reason other than cause, then Dr. Bender’s unvested stock options and shares of restricted stock will immediately vest and he will be entitled to receive a severance payment equal to six months of his then base salary. Had the Employment Agreement been terminated by us without “cause” or following a change in control on December 31, 2014, Dr. Bender would have been entitled to receive a severance payment of $105,000 and health insurance benefits of $12,196 (representing the family health benefit payments for a twelve-month period).

Laszlo Radvanyi. Dr. Radvanyi entered into an employment agreement with us, effective as of June 23, 2014, to serve as our Chief Scientific Officer. Under the employment, we paid Dr. Radvanyi a $20,000 signing bonus, and agreed to pay him an annual salary of $250,000. Dr. Radvanyi also is entitled to a year-end incentive bonus of up to 25% of his base salary. Effective as of June 23, 2014, we granted Dr. Radvanyi (i) stock options to purchase an aggregate of 180,000 shares of our common stock, and (ii) 180,000 shares of restricted common stock. The stock options have an exercise price of $6.51, the fair market value of the common stock on June 23, 2014. Provided that he is still employed with us on the following dates, the foregoing stock options will vest in three installments as follows: (i) Options for the purchase of 60,000 shares shall vest on June 23, 2015; and the remaining shares shall vest quarterly over the next two years after June 23, 2015. Provided that Dr. Radvanyi is still employed with us on the following dates, the foregoing 180,000 restricted shares will similarly vest in three installments as follows: (i) 36,000 shares shall vest on April 30, 2015; (ii) 54,000 shares shall vest on April 30, 2016, and (iii) 90,000 shares shall vest on April 30, 2017. We also agreed to reimburse Dr. Radvanyi for certain relocation expenses in connection with relocation from Texas to our new research facility in Tampa, Florida. Either party can terminate the employment at any time; provided, however, that if we terminate the employment agreement without cause (as defined in the employment agreement), any of his unvested stock options and unvested shares of restricted stock will become fully vested, and he shall have twelve months from the date of termination within which to exercise his vested options. In addition, Dr. Radvanyi will be eligible to receive a severance payment equivalent to six months of his then base salary. If, within six months immediately preceding a Change in Control (as defined in his employment agreement) or within 12 months immediately following a Change of Control, Dr. Radvanyi’s employment is terminated by us for any reason other than cause, then Dr. Radvanyi’s unvested stock options and shares of restricted stock will immediately vest and he will be entitled to receive a severance payment equal to six months of his then base salary. Had the Employment Agreement been terminated by us without “cause” or following a change in control on December 31, 2014, Dr. Radvanyi would have been entitled to receive a severance payment of $125,000 and health insurance benefits of $10,997 (representing the family health benefit payments for a twelve-month period).

2010 Equity Incentive Plan

On March 29, 2010, our Board adopted the Genesis Biopharma, Inc. 2010 Equity Compensation Plan (the "2010 Plan") pursuant to which the Board reserved an aggregate of 35,000 shares of common stock for future issuance. The 2010 Plan provided for awards of incentive stock options, non-qualified stock options, rights to acquire restricted stock, rights to acquire unrestricted stock, and stock appreciation rights, or SARs, but since we did not obtain stockholder approval of the 2010 Plan within twelve (12) months after the date the Board adopted the 2010 Plan, incentive stock options could not be granted. As of October 2011, options for the issuance of all 35,000 shares had been granted, and no shares were available for additional grants under the 2010 Plan.

2011 Equity Incentive Plan

As of October 14, 2011, we adopted our 2011 Equity Incentive Plan (the “2011 Plan”). Employees, directors, consultants and advisors of the Company are eligible to participate in the 2011 Plan. The 2011 Plan initially had 180,000 shares of common stock reserved for issuance in the form of incentive stock options, non-qualified options, common stock, and grant appreciation rights. The 2011 Plan was not approved by our stockholders within the required one-year period following its adoption and, accordingly, no incentive stock options can be granted under that plan. In August 2013 our Board of Directors and a majority of our stockholders approved an amendment to increase the number of shares available under the 2011 Plan from 180,000 shares to 1,700,000 shares, and an amendment to increase the number options or other awards that can be granted to any one person during a twelve (12) month period from 50,000 shares to 300,000 shares. The foregoing amendment to the 2011 Plan became effective in September 2013. As of December 31, 2014, no shares were available for future grant under the 2011 Plan.

2014 Equity Incentive Plan

On September 19, 2014, our Board adopted the Lion Biotechnologies, Inc. 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by our stockholders in November 2014. The 2014 Plan initially authorized the issuance up to an aggregate of 2,350,000 shares of common stock of the Company. On April 10, 2015 our Board of Directors amended the 2014 Plan, subject to stockholder approval, to increase the total number of shares that can be issued under the 2014 Plan by 1,650,000 from 2,350,000 shares to 4,000,000 shares. The Company intends to submit the amendment to the 2014 Plan to increase the number of shares reserved under the 2014 Plan to the stockholders for their approval at the next annual meeting of stockholders currently anticipated to be held on June 12, 2015.

The following is a summary of the principal features of the 2014 Plan.

General. The 2014 Plan provides for awards of incentive stock options, non-statutory stock options, rights to acquire restricted stock, and stock appreciation rights, or SARs. Incentive stock options (“ISOs”) granted under the 2014 Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). Non-statutory stock options (NQSOs) granted under the 2014 Plan are not intended to qualify as incentive stock options under the Code. See “Certain Federal Income Tax Consequences” below for a discussion of the principal federal income tax consequences of awards under the 2014 Plan. Subject to the provisions of the 2014 Plan relating to adjustments upon changes in our common stock, an aggregate of 2,350,000 shares of common stock have been reserved for issuance under the 2014 Plan. As of the date of this Annual Report, options for the purchase of a total of 686,627 shares have been granted under the 2014 Plan.

Purpose. Our board adopted the 2014 Plan to provide a means by which our employees, directors and consultants may be given an opportunity to benefit from increases in the value of our common stock, to assist in attracting and retaining the services of such persons, to bind the interests of eligible recipients more closely to our company’s interests by offering them opportunities to acquire shares of our common stock and to afford such persons stock-based compensation opportunities that are competitive with those afforded by similar businesses.

Administration. Unless it delegates administration to a committee of the board, our board administers the 2014 Plan. Subject to the provisions of the 2014 Plan, our board has the power to determine in its discretion: (a) to grant options and SARs and grant or sell restricted stock; (b) to determine the fair market value of the shares of common stock subject to options or other awards; (c) to determine the exercise price of options granted, which shall be no less than the fair market value of any common stock on the date of grant, the economic terms of SARs granted, which shall provide for a benefit of the appreciation on common stock over not less than the value of our common stock on the date of grant, or the offering price of restricted stock; (d) to determine the persons to whom, and the time or times at which, options or SARs shall be granted or restricted stock granted or sold, and the number of shares subject to each option or SAR or the number of shares of restricted stock granted or sold; (e) to construe and interpret the terms and provisions of the 2014 Plan, of any applicable agreement and all options and SARs granted under the 2014 Plan, and of any restricted stock award under the 2014 Plan; (f) to prescribe, amend, and rescind rules and regulations relating to the 2014 Plan; (g) to determine the terms and provisions of each option and SAR granted and award of restricted stock (which need not be identical), including but not limited to, the time or times at which options and SARs shall be exercisable or the time at which the restrictions on restricted stock shall lapse; (h) with the consent of the grantee, to rescind any award or exercise of an option or SAR; (ix) to modify or amend the terms of any option, SAR or restricted stock (with the consent of the grantee or holder of the restricted stock if the modification or amendment is adverse to the grantee or holder); (i) to accelerate or defer (with the consent of the grantee) the exercise date of any option or SAR or the date on which the restrictions on restricted stock lapse; (j) to issue shares of restricted stock to an optionee in connection with the accelerated exercise of an option by such optionee; (k) to authorize any person to execute on behalf of our company any instrument evidencing the grant of an option, SAR or award of restricted stock; (l) to determine the duration and purposes of leaves of absence which may be granted to participants without constituting a termination of their employment for the purpose of the 2014 Plan; and (m) to make all other determinations deemed necessary or advisable for the administration of the 2014 Plan, any applicable agreement, option, SAR or award of restricted stock.

Eligibility. Incentive stock options may be granted under the 2014 Plan only to employees of our company and its affiliates. Employees, directors and consultants of our company and its affiliates are eligible to receive all other types of awards under the 2014 Plan.

Terms of Options and SARs. The exercise price of incentive stock options may not be less than the fair market value of our common stock subject to the option on the date of the grant and, in some cases, may not be less than 110% of such fair market value. The exercise price of nonstatutory options also may not be less than the fair market value of our common stock on the date of grant.

Options granted under the 2014 Plan may be exercisable in increments, or “vest,” as determined by our board. Our board has the power to accelerate the time as of which an option may vest or be exercised, with the consent of the optionee. The maximum term of options and SARs under the 2014 Plan is ten years, except that in certain cases the maximum term is five years. Options and SARs awarded under the 2014 Plan generally will terminate 90 days after termination of the participant’s service, subject to certain exceptions.

A recipient may not transfer an incentive stock option otherwise than by will or by the laws of descent and distribution. During the lifetime of the recipient, only the recipient may exercise an option or SAR. Our board may grant nonstatutory stock options and SARs that are transferable to the extent provided in the applicable written agreement.

Terms of Restricted Stock Awards. Our board may issue shares of restricted stock under the 2014 Plan as a grant or for such consideration, including services, and, subject to the Sarbanes-Oxley Act of 2002, promissory notes, as determined in its sole discretion.

Shares of restricted stock acquired under a restricted stock purchase or grant agreement may, but need not, be subject to forfeiture to us or other restrictions that will lapse in accordance with a vesting schedule to be determined by our board. In the event a recipient’s employment or service with our company terminates, any or all of the shares of common stock held by such recipient that have not vested as of the date of termination under the terms of the restricted stock agreement may be forfeited to our company in accordance with such restricted stock agreement.

Rights to acquire shares of common stock under the restricted stock purchase or grant agreement shall be transferable by the recipient only upon such terms and conditions as are set forth in the restricted stock agreement, as our board shall determine in its discretion, so long as shares of common stock awarded under the restricted stock agreement remain subject to the terms of such agreement

Adjustment Provisions. If our common stock is changed by reason of a stock split, reverse stock split, stock dividend, recapitalization, combination or reclassification, then the number and class of shares of stock subject to each option and SAR outstanding under the 2014 Plan, and the exercise price of each outstanding option and the base value of SAR, will be automatically and proportionately adjusted, except that our company will not be required to issue fractional shares as a result of any such adjustments. Such adjustment in any outstanding option or SAR will be made without change in the total price applicable to the unexercised portion of the option or SAR, but with a corresponding adjustment in the price for each share covered by the unexercised portion of the option or SAR.

Effect of Certain Corporate Events. Except as otherwise provided in the applicable agreement, in the event of (i) a liquidation or dissolution of our company, (ii) a merger or consolidation of our company with or into another corporation or entity (other than a merger with a wholly-owned subsidiary), or (iii) a sale of all or substantially all of the assets of our company in a single transaction or a series of related transactions, all options and SARs will terminate upon consummation of the transaction unless our board determines that they will survive. If our board determines that outstanding options and SARs will survive, and if our company will not be the surviving entity in the transaction, our board will provide that the outstanding options and SARs will be assumed or an equivalent option or SAR substituted by an applicable successor entity or any affiliate of the successor entity. If outstanding options and SARs are to terminate upon consummation of the corporate transaction, any options or SARs outstanding immediately prior to the consummation of the corporate transaction will be deemed fully vested and exercisable immediately prior to the consummation of the corporate transaction (provided that the option or SAR has not expired by its terms and that the grantee takes all steps necessary to exercise the option or SAR prior to the corporate transaction as required by the agreement evidencing the option or SAR).

Duration, Amendment and Termination. Our board may suspend or terminate the 2014 Plan without stockholder approval or ratification, subject to certain restrictions, at any time or from time to time. Unless sooner terminated, the 2014 Plan will terminate ten years from the date of its adoption by our board, or on September 19, 2024.

Our Board may also amend the 2014 Plan at any time, and from time to time. However, except as relates to adjustments upon changes in common stock, no amendment will be effective unless approved by our stockholders to the extent stockholder approval is necessary to preserve incentive stock option treatment for federal income tax purposes. Our board may submit any other amendment to the 2014 Plan for stockholder approval in its discretion.

Certain Federal Income Tax Consequences

Non-qualified Stock Options. There will be no federal income tax consequences to either the Company or the participant upon the grant of a non-discounted NQSO. However, the participant will realize ordinary income on the exercise of the NQSO in an amount equal to the excess of the fair market value of the common stock acquired upon the exercise of such option over the exercise price, and the Company will receive a corresponding deduction. The gain, if any, realized upon the subsequent disposition by the participant of the common stock will constitute short-term or long-term capital gain, depending on the participant’s holding period.

Incentive Stock Options. There will be no regular federal income tax consequences to either the Company or the participant upon the grant or exercise of an ISO. If the participant does not dispose of the shares of common stock for two years after the date the option was granted and one year after the acquisition of such shares of common stock, the difference between the aggregate option price and the amount realized upon disposition of the shares of common stock will constitute long-term capital gain or loss, and the Company will not be entitled to a federal income tax deduction. If the shares of common stock are disposed of in a sale, exchange or other “disqualifying disposition” during those periods, the participant will realize taxable ordinary income in an amount equal to the excess of the fair market value of the common stock purchased at the time of exercise over the aggregate option price (adjusted for any loss of value at the time of disposition), and the Company will be entitled to a federal income tax deduction equal to such amount, subject to the limitations under Code Section 162(m).

While the exercise of an incentive stock option does not result in current taxable income, the excess of (1) the fair market value of the option shares at the time of exercise over (2) the exercise price, will be an item of adjustment for purposes of determining the participant’s alternative minimum tax income.

SARs. A participant receiving an SAR will not recognize income, and the Company will not be allowed a tax deduction, at the time the award is granted. When a participant exercises the SAR, the amount of cash and the fair market value of any shares of common stock received will be ordinary income to the participant and will be allowed as a deduction for federal income tax purposes to the Company, subject to limitations under Code Section 162(m). In addition, the Board (or Committee), may at any time, in its discretion, declare any or all awards to be fully or partially exercisable and may discriminate among participants or among awards in exercising such discretion.

Restricted Stock. Unless a participant makes an election to accelerate recognition of the income to the date of grant, a participant receiving a restricted stock award will not recognize income, and the Company will not be allowed a tax deduction, at the time the award is granted. When the restrictions lapse, the participant will recognize ordinary income equal to the fair market value of the common stock, and the Company will be entitled to a corresponding tax deduction at that time, subject to the limitations under Code Section 162(m).

Outstanding Equity Awards

The following table sets forth outstanding equity awards held by our named executive officers as of December 31, 2014 under our 2010 Plan, 2011 Plan and 2014 Plan:

Outstanding Equity Awards At Year Ended December 30, 2014

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Manish Singh, former	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President and Chief
Executive Officer

Elma Hawkins, current	2/21/14	-0-	200,000	-0-	5.60	2/21/19	-0-	-0-	200,000	1,574,000
President and Chief	8/21/14	-0-	125,000		6.70	8/21/24
Executive Officer(1)	12/12/14	-0-	275,000		6.15	12/12/24
	Total		600,000	-0-			-0-	-0-	200,000	1,574,000

James Bender, Vice	1/6/14	-0-	100,000	-0-	9.60	1/16/24	-0-	-0-	80,000	629,600
President-Manufacturing(2)	12/5/14	-0-	46,667		6.25	12/5/24
	Total		146,667	-0-			-0-	-0-	80,000	629,600

Laszlo Radvanyi, Chief	6/23/14	-0-	180,000	-0-	6.51	6/23/24	-0-	-0-	180,000	1,416,600
Scientific Officer(3)	12/5/14	-0-	32,407		6.25	12/5/24
	Total		212,407	-0-			-0-	-0-	180,000	1,416,600

Michael Handelman, Chief	5/15/14	-0-	75,000	-0-	8.55	5/15/24	-0-	-0-	50,000	393,500
Financial Officer(4)	12/5/14	-0-	40,000		6.25	12/5/24
	Total	-0-	115,000	-0-			-0-	-0-	50,000	393,500

(1) Dr. Hawkins was appointed as our Chief Executive Officer effective January 1, 2015. From February 2014 through August 21, 2014 Dr. Hawkins provided consulting services as our Head of Clinical Development. Dr. Hawkins became our President and Chief Operating Officer on August 21, 2014. The stock options and shares of restricted stock reflected in the above table include options and restricted shares granted to Dr. Hawkins both as a consultant and as an executive officer of this Company. The stock options and restricted shares that she received as a consultant consisted of options to purchase 200,000 shares and 200,000 shares of restricted stock. (i) The stock option to purchase 200,000 shares has an exercise price of $5.60 and will vest in installments as follows: The option to the purchase of 66,666 shares vested on February 21, 2015; and the remaining shares under the option shall vest in eight equal quarterly (three month) installments over the next two years after February 21, 2015. (ii) The stock option to purchase 125,000 shares at an exercise price of $6.70 will vest in three installments as follows: The right to purchase 41,667 shares shall vest on August 21, 2015; and the remaining shares shall vest quarterly over the next two years after August 21, 2015. (iii) The stock option grant for 275,000 shares with an exercise price of $6.15 vests as to 91,667 shares on January 1, 2016; the remaining options vest quarterly over the next two years after January 1, 2016.

(2) (i) The stock option grant for 100,000 shares at an exercise price of $9.60 vests in three installments as follows: Options for the purchase of 33,333 shares vested on January 6, 2015; and the remaining shares shall vest quarterly over the next two years after January 6, 2015. (ii) The stock options for 46,667 shares with an exercise price of $6.25 vest as to 33.33% of the shares on December 15, 2015, and the balance vests over two years in eight equal quarterly installments thereafter.

(3) (i) The stock option grant for 180,000 shares at an exercise price of $6.51 vests in three installments as follows: Options for the purchase of 60,000 shares shall vest on June 23, 2015; and the remaining shares shall vest quarterly over the next two years after June 23, 2015. (ii) The stock options for 32,407 shares with an exercise price of $6.25 vest as to 33.33% of the shares on December 15, 2015, and the balance vests over two years in eight equal quarterly installments thereafter.

(4) (i) The stock option for 75,000 shares with an exercise price of $8.55 vests as to 25,000 shares on May 15, 2015; after May 15, 2015 the remaining shares shall vest in equal quarterly installments over the next two years. (ii) The stock options for 40,000 shares with an exercise price of $6.25 vest as to 33.33% of the shares on December 15, 2015, and the balance vests over two years in eight equal quarterly installments thereafter.

Option Exercises and Stock Vested

There were no exercises of stock options by any of our named executive officers during 2014.

Director Compensation

The following table sets forth information concerning the compensation paid to all persons during 2014 who served as non-employee directors of this Company during 2014, for their services rendered as directors. Executive officers who serve on our Board of Directors are not compensated for their services as directors.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Merrill A. McPeak	$63,000	--	310,579	--	373,269
Sanford J. Hillsberg	$53,000	--	310,579	--	363,269
Jay Venkatesan	$62,000	--	310,579	--	372,269

________________________
(1) Represents the grant date value computed in accordance with FASB ASC Topic 718.

Under our director compensation plan that was adopted on December 5, 2014, for services rendered in 2015, each director who is not an employee received an option to purchase up to 50,000 shares at an exercise price of $6.25 (the closing price of our common stock on the date of grant). Options for 12,500 of these shares vest in the four quarterly periods following the date of grant. These options have a ten-year term and will be exercisable for two years following termination of service as a member of our Board of Directors, unless the Director is terminated for a cause, in which case the options are terminated. In addition to the foregoing grant of options, the directors will receive the following cash compensation for service on our Board of Directors and committees of our Board of Directors during 2015:

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

We currently do not have a Chairperson of our Board of Directors. Merrill McPeak currently serves as our lead director and will receive an annual retainer in 2015 of $10,000 (which is the same retainer paid to other chairpersons).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock and Series A Preferred as of April 15, 2015 by (i) each person who is known by us to own more than 5% of the outstanding common stock; (ii) each of our directors; (iii) each of the executive officers; and (iv) all of our current officers and directors as a group. As of April 15, 2015, a total of 44,762,594 shares of common stock were outstanding. The shares of Series A Preferred do not have voting rights and, therefore, are not included in the below table.

	Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares		Percent of Class (2)
Ayer Capital Management LP (3) 616 Corporate Way, Suite 2-4931 Valley Cottage, NY 10989	5,604,015		12.52%

Bristol Investment Fund Ltd. (4) Bristol Capital Advisors, LLC 10690 Wilshire Boulevard, Suite 1050 Los Angeles, CA 90024	3,868,074		8.64%

FMR LLC 245 Summer Street Boston, MA 02210 (5)	4,747,328		10.61%

Perceptive Life Sciences Master Fund Ltd. 499 Park Avenue, 25th Floor New York, NY 10022	4,470,784	(6)	9.99	%(6)

Joseph Edelman Perceptive Advisors LLC Perceptive Life Sciences Master Fund Ltd. 499 Park Avenue, 25th Floor New York, NY 10022(7)	4,470,784	(6)	9.99	%(6)

Jay Venkatesan	5,669,015	(8)	12.65%

Michael Handelman	100,000	(9)	*

Merrill A. McPeak	511,432	(10)	1.14%

Sanford J. Hillsberg	334,000	(11)	*

James G. Bender	144,853	(12)	*

Laszlo Radvanyi	180,000	(13)	*

Elma Hawkins	299,999	(14)	*

Ryan D. Maynard	12,500	(15)	*

All directors and executive officers as a group (8 persons)	7,251,799	(16)	16.05%

*	Less than 1%.
(1)	Unless otherwise indicated, the address of each of the persons shown is c/o Lion Biotechnologies, Inc., 21900 Burbank Boulevard, 3rd Floor, Woodland Hills, California 91367.
(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding, including for purposes of computing the percentage ownership of the person holding such option, warrant or convertible security, but not for purposes of computing the percentage of any other holder.
(3)	Based on a Schedule 13G filed with the SEC on June 3, 2013 by Ayer Capital Management, LP, ACM Capital Partners, LLC, Jay Venkatesan, Ayer Capital Partners Master Fund, L.P. and Ayer Capital Partners, LLC. Jay Venkatesan is the Managing Member of ACM Capital Partners, LLC and Ayer Capital Partners Master Fund, L.P.
(4)	Based on a Schedule 13G/A filed with the SEC on February 11, 2015, Bristol Investment Fund, Ltd. (“BIF”). Bristol Capital Advisors, LLC is the investment advisor to BIF. Paul Kessler is manager of Bristol Capital Advisors, LLC and as such has voting and dispositive power over the securities held by BIF. Mr. Kessler disclaims beneficial ownership of the shares owned by BIF.

(5)	Based on a Schedule 13G/A filed with the SEC on February 13, 2015 by FMR LLC. Edward C. Johnson 3d is a Director and the Chairman of FMR LLC and Abigail P. Johnson is a Director, the Vice Chairman and the President of FMR LLC. Members of the family of Edward C. Johnson 3d, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders' voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC.
(6)	Represents 3,214,549 outstanding shares, plus 1,256,235 shares of common stock that Perceptive Life Sciences Master Fund Ltd. could acquire on April 15, 2015 by either converting shares of Series A Preferred that it owns, or by exercising some of its warrants. Perceptive Life Sciences Master Fund currently owns 97,000 shares of common stock issuable upon the conversion of 194 shares of Series A Preferred, and warrants to purchase up to 2,805,000 shares of common stock. Under the terms of the Series A Preferred and the warrants, Perceptive Life Sciences Master Fund Ltd. is prohibited from converting shares of Series A Preferred or from exercising its warrants if such exercise would result in it owning beneficially more than 4.99% of the outstanding shares of our common stock as determined under Section 13(d) of the Securities Exchange Act of 1934 (as it is permitted to do, Perceptive Life Sciences Master Fund Ltd. has opted to increase the foregoing beneficial ownership limitation to 9.99%).
(7)	Based on a Schedule 13G/A filed with the SEC on February 17, 2015 by Perceptive Advisors LLC. According to the Schedule 13G, Perceptive Life Sciences Master Fund Ltd. an investment fund to which Perceptive Advisors LLC serves as the investment manager. Mr. Edelman is the managing member of Perceptive Advisors LLC. Mr. Edelman and Perceptive Advisors LLC are deemed to beneficially own the shares of Perceptive Life Sciences Master Fund Ltd.
(8)	Represents the 5,604,015 shares beneficially owned by Ayer Capital Management LP described in footnote (3) above, plus options to purchase 65,000 shares of common stock that are exercisable currently or within 60 days of April 15, 2015. Jay Venkatesan is the Managing Member of ACM Capital Partners, LLC and Ayer Capital Partners Master Fund, L.P.
(9)	Consists of 75,000 shares (of which 50,000 shares are restricted stock that are subject to forfeiture) and options to purchase 25,000 shares of common stock that are exercisable currently or within 60 days of April 15, 2015.
(10)	Represents 396,432 shares of common stock, 50,000 shares of common stock issuable upon exercise of a warrant, and options to purchase 65,000 shares of common stock that are exercisable currently or within 60 days of April 15, 2015.
(11)	Represents 269,000 shares of common stock and options to purchase 65,000 shares of common stock that are exercisable currently or within 60 days of April 15, 2015.
(12)	Represents 20,000 outstanding shares, 80,000 shares of restricted stock that are currently subject to forfeiture, and options to purchase 44,853 shares.
(13)	Represents 36,000 outstanding shares and 144,000 shares of restricted stock that are currently subject to forfeiture.
(14)	Represents 40,000 outstanding shares, 160,000 shares of restricted stock that are currently subject to forfeiture, and options to purchase 99,999 shares.
(15)	Represents options to purchase shares of common stock that are exercisable currently or within 60 days of April 15, 2015.
(16)	Includes options and warrants to purchase 427,352 shares of common stock that are exercisable currently or within 60 days of April 15, 2015.

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2014, (i) the number of shares of our common stock that are issuable under our equity compensation plans upon the exercise of outstanding options, warrants and other rights, (ii) the weighted-average exercise price of such options, warrants and rights, and (iii) the number of securities remaining available for future issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights*		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by stockholders(1)	686,627	(2)	$6.30	1,381,373	(3)

Equity compensation plans not approved by stockholders	1,221,250	(2)	$8.13	-0-
Total	1,907,877			1,381,373

______________

*	Does not include warrants attached to units that were sold to investors in a private placement.
(1)	Represents awards under the 2014 Plan. Neither the 2010 Plan nor the 2011 Plan were approved by the stockholders.
(2)	Does not include shares of restricted stock that were issued under our equity compensation plans and that are currently outstanding. In the event that any such restricted shares are forfeited and returned to us, such forfeited shares will again be available for future issuance under the equity compensation plans. A total of 282,000 shares of restricted stock were granted and are outstanding under our equity compensation plans approved by stockholders, and a total of 500,500 shares of restricted stock were granted and are outstanding under our equity compensation plans that were not approved by stockholders.
(3)	In April 2015, our Board of Directors amended the 2014 Plan to increase the number of shares that we are authorized to issue under the 2014 Plan from 2,365,000 to 4,000,000 shares of common stock. The foregoing increase in the number of shares available under the 2014 Plan has not yet been submitted to the stockholders for their approval. Accordingly, the shares reflected in this table are based on the 2,350,000 shares approved by our stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

On February 21, 2014, entered into an independent contractor services agreement (the “Consulting Agreement”) with Elma Hawkins Ph.D. pursuant to which Dr. Hawkins agreed to serve as our head of clinical development. Under the Consulting Agreement, Dr. Hawkins was granted a non-qualified stock option to purchase an aggregate of 200,000 shares of our common stock, and 200,000 shares of restricted common stock. In addition, between February 21, 2014 and August 21, 2014, Dr. Hawkins was paid $159,693 of fees under the Consulting Agreement. On August 21, 2014, the Consulting Agreement was terminated and we entered into an employment agreement with Dr. Hawkins pursuant to which she agreed to serve as our President and Chief Operating Officer.

Sanford J. Hillsberg, one of our directors, is an attorney at TroyGould PC. TroyGould PC rendered legal services to our company in 2014 and has rendered legal services in 2015. We paid TroyGould PC $393,230 in fees in 2014.

Director Independence

Our Board had determined that Sanford Hillsberg, Jay Venkatesen, Merrill McPeak and Ryan Maynard qualify as “independent directors” as under the Nasdaq Stock Market’s listing standards and the rules of the SEC, and have no material relationships with us (either directly or as a partner, shareholder or officer of any entity) that are inconsistent with a finding of their independence as members of our board of directors. Our board has determined that Messrs. Maynard, McPeak and Venkatesan also are “independent” for purposes of service as the members of our Audit Committee.

Item 14.	Principal Accounting Fees and Services

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Weinberg & Company, our independent registered public accountants for the fiscal years ended December 31, 2013 and December 31, 2014.

	Year Ended December 31, 2013	Year Ended December 31, 2014
Audit Fees	$130,297	$110,613
Audit-Related Fees	–	–
Tax Fees	–	7,350
All Other Fees	–	44,587
Total:	$130,297	$162,550

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

Our Audit Committee or our Board of Directors considered whether the provision of the services described above for the fiscal years ended December 31, 2013 and 2014, is compatible with maintaining the auditor’s independence.

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

PART IV

Item 15.	Exhibits, Financial Statements Schedules

The following exhibits are filed with, or are incorporated by reference into, this Annual Report.

EXHIBIT INDEX

Exhibit	Description
1.1	Underwriting Agreement, dated as of December 17, 2014, between Lion Biotechnologies, Inc. and Jefferies LLC and Cowen and Company, LLC, as representatives of the underwriters (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on December 22, 2014)
1.2	Underwriting agreement, dated as of February 26, 2015, between Lion Biotechnologies, Inc. and Jefferies LLC, Cowen and Company, LLC and Piper Jaffray & Co., as the representatives of the underwriters (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on March 3, 2015)
10.46	Patent License Agreement, dated February 9, 2015, by and between the Company and the National Institutes of Health.*
10.47	Patent License Agreement, dated February 10, 2015, by and between the Company and the National Institutes of Health.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

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

LION BIOTECHNOLOGIES, INC.

Date: April 17, 2015	By:	/s/ ELMA HAWKINS
		Name:	Elma Hawkins
		Title:	Chief Executive Officer

-20-