Form 10-Q
period 2015-03-31
Lion Biotechnologies, Inc.
filed 2015-05-11
CIK 1425205

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to _____.

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

Yes ☐No ☑

At May 8, 2015, the issuer had 45,029,692 shares of common stock, par value $0.000041666 per share, outstanding.

LION BIOTECHNOLOGIES, INC.

FORM 10-Q

For the Quarter Ended March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

LION BIOTECHNOLOGIES, INC.

Condensed Balance Sheets

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$111,280,443	$44,909,147
Prepaid expenses and deposits	128,883	66,134
Total Current Assets	111,409,326	44,975,281

Property and equipment, net of accumulated depreciation of $289,672 and $104,223	2,128,260	1,531,566
Total Assets	$113,537,586	$46,506,847

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,107,370	$1,248,413
Accrued expenses	717,847	327,847
Accrued payable to officers and former directors	85,500	85,500
Total Current Liabilities	1,910,717	1,661,760

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 3,694 shares and 5,694 shares issued and outstanding, respectively	4	6
Common stock, $0.000041666 par value; 150,000,000 shares authorized, 44,871,888 and 33,750,188 shares issued and outstanding, respectively	1,870	1,407
Common stock to be issued, 303,125 shares	245,153	245,153
Additional paid-in capital	193,239,795	121,160,415
Accumulated deficit	(81,859,953)	(76,561,894)
Total Stockholders' Equity	111,626,869	44,845,087

Total Liabilities and Stockholders' Equity	$113,537,586	$46,506,847

The accompanying notes are an integral part of these condensed financial statements.

LION BIOTECHNOLOGIES, INC.

Condensed Statements of Operations

(Unaudited)

	For the Period Ended
	March 31,
	2015	2014

Revenues	$-	$-

Costs and expenses
Operating expenses (including $1,467,753 and $919,350 of non-cash share-based compensation costs)	3,287,026	1,956,852
Research and development	2,011,033	302,662
Total costs and expenses	5,298,059	2,259,514

Net Loss	$(5,298,059)	$(2,259,514)

Net Loss Per Share, Basic and Diluted	$(.14)	$(0.11)

Weighted-Average Common Shares Outstanding, Basic and Diluted	37,678,662	20,798,229

The accompanying notes are an integral part of these condensed financial statements.

LION BIOTECHNOLOGIES, INC.

Condensed Statements of Stockholders' Equity

For the Three Months Ended March 31, 2015

(Unaudited)

					Common	Additional		Total
	Preferred Stock		Common Stock		Stock to	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Be Issued	Capital	Deficit	Equity

Balance - January 1, 2015	5,694	$6	33,750,188	$1,407	245,153	$121,160,415	$(76,561,894)	$44,845,087

Fair value of vested stock options						1,017,308		1,017,308

Common stock issued upon exercise of warrants			921,700	38		2,304,212		2,304,250

Common stock issued upon conversion of preferred shares	(2,000)	(2)	1,000,000	42		(40)		-

Common stock sold in private placement, net of offering costs			9,200,000	383		68,307,455		68,307,838

Vesting of restricted shares issued for services						450,445		450,445

Net loss							(5,298,059)	(5,298,059)
Balance - March 31, 2015	3,694	$4	44,871,888	$1,870	245,153	$193,239,795	$(81,859,953)	$111,626,869

The accompanying notes are an integral part of these condensed financial statements.

LION BIOTECHNOLOGIES, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

Cash Flows From Operating Activities
Net loss	$(5,298,059)	$(2,259,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	185,449	16,565
Fair value of vested stock options	1,017,308	901,650
Vesting of restricted shares issued for services	450,445	17,700
Changes in assets and liabilities:
Prepaid expenses and deposits	(62,749)	49,625
Accounts payable and accrued expenses	248,957	(993,389)
Net Cash Used In Operating Activities	(3,458,649)	(2,267,363)

Cash Flows From Investing Activities
Purchases of property and equipment	(782,143)	(3,437)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock upon conversion of warrants	2,304,250	542,500
Proceeds from the issuance of common stock, net	68,307,838	-
Net Cash Provided By Financing Activities	70,612,088	542,500

Net Increase (Decrease) In Cash And Cash Equivalents	66,371,296	(1,728,300)
Cash and Cash Equivalents, Beginning of Period	44,909,147	19,672,177
Cash and Cash Equivalents, End of Period	$111,280,443	$17,943,877
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

LION BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2015 and 2014 (Unaudited)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Lion Biotechnologies, Inc. (the “Company,” “we,” “us” or “our”) is an a clinical-stage biopharmaceutical company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to eradicate cancer cells. Our lead program is an adoptive cell therapy utilizing tumor-infiltrating lymphocytes (TIL), which are T cells derived from patients’ tumors, for the treatment of metastatic melanoma. The TIL are then activated and expanded ex vivo and then infused back into the patient to fight their tumor cells. The Company was originally incorporated under the laws of the state of Nevada on September 17, 2007. Until March 2010, we were an inactive company known as Freight Management Corp. On March 15, 2010, we changed our name to Genesis Biopharma, Inc., and in 2011 we commenced our current business.

On September 26, 2013, we amended and restated our Articles of Incorporation to, among other things, change our name to Lion Biotechnologies, Inc., effect a 1-for-100 reverse stock split (pro-rata reduction of outstanding shares) of our common stock. After the reverse stock split we increased the number of our authorized number of shares of common stock to 150,000,000 shares, in addition we authorized the issuance of 50,000,000 shares of “blank check” preferred stock, $0.001 par value per share. References in these financial statements and related notes to numbers of shares of common stock, prices per share of common stock, and weighted average number of shares of common stock outstanding prior to the reverse stock splits have been adjusted to reflect the reverse stock splits for all periods presented, unless otherwise noted.

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three months ended March 31, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2014 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2015. These financial statements should be read in conjunction with that report.

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

We have not had any revenues and are still in the development stage. As shown in the accompanying condensed financial statements, we have incurred a net loss of $5,298,059 for the three months ended March 31, 2015 and used $3,458,649 of cash in our operating activities during the three months ended March 31, 2015. As of March 31, 2015, we had $111,280,443 of cash or cash equivalents on hand, stockholders’ equity of $111,626,869 and had working capital of $109,498,609.

During 2015, we expect to further ramp up our operations, which will increase the amount of cash we will use in our operations. Our budget for 2015 includes increased spending on research and development activities, higher payroll expenses as we increase our professional staff, the costs associated with operating our new Tampa, Florida, research facility, as well as ongoing payments under the Cooperative Research and Development Agreement (CRADA) we have entered into with the National Cancer Institute (NCI). Based on the funds we had available on March 31, 2015, we believe that we have sufficient capital to fund our anticipated operating expenses for at least 24 months.

LION BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2015 and 2014 (Unaudited)

On March 3, 2015, the Company sold 9,200,000 shares of its common stock in an underwritten public offering at $8.00 per share for net proceeds of $68.3 million, after deducting expenses of the offering. On December 22, 2014, the Company sold 6,000,000 shares of its common stock in an underwritten public offering at $5.75 per share for net proceeds of $32.2 million after deducting expenses of the offering. On November 5, 2013, we completed a $23.3 million private placement of our securities to various institutional and individual accredited investors. Despite the amount of funds that we have raised, the estimated cost of completing the development of our TIL-based therapy, and of obtaining all required regulatory approvals to market those product candidates, may be substantially greater than the amount of funds we have available. Therefore, while we believe that our existing cash balances will be sufficient to fund our currently planned level of operations for at least 24 months, we will have to obtain additional funds in the future to complete our development plans. We intend to seek this additional funding through various financing sources, including possible sales of our securities, and in the longer term through strategic alliances with other pharmaceutical or biopharmaceutical companies.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding unvested shares of restricted common stock. Shares of restricted stock subject to vesting are included in basic weighted average common shares outstanding from the time they vest. Diluted earnings per share is computed by dividing the net income applicable to common stock holders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive. When calculating diluted net income per share, shares of restricted stock subject to vesting are included in diluted weighted average common shares outstanding as of their grant date.

At March 31, 2015 and 2014, basic and diluted net loss per share are the same as the effect of potentially dilutive securities was antidilutive. At March 31, 2015, potentially dilutive securities include options to acquire 1,907,877 shares of common stock, warrants to acquire 10,162,726 shares of common stock, preferred stock that can be converted into 1,847,000 shares of common stock, and 507,113 shares of non-vested restricted stock. At March 31, 2014, potentially dilutive securities include options to acquire 638,750 shares of common stock, warrants to acquire 12,156,156 shares of common stock, and preferred stock that can be converted into 6,650,000 shares of common stock.

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

Level 3—Unobservable inputs based on the Company’s assumptions.

At March 31, 2015 and December 31, 2014, the fair value of cash and cash equivalents, accounts payable, and accrued expenses approximate their carrying values based on their short term nature.

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

LION BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2015 and 2014 (Unaudited)

Stock-Based Compensation

The Company periodically grants stock options and warrants to employees and non-employees in non-capital raising transactions as compensation for services rendered. The Company accounts for stock option grants to employees based on the authoritative guidance provided by the Financial Accounting Standards Board where the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option grants to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board where the value of the stock compensation is determined based upon the measurement date at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company's common stock option grants is estimated using a Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model, and based on actual experience. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

Research and Development

Research and development costs consist primarily of fees paid to consultants and outside service providers, patent fees and costs, and other expenses relating to the acquisition, design, development and testing of the Company's treatments and product candidates. Research and development costs are expensed as incurred over the life of the underlying contracts on the straight-line basis, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate. The Company reviews the status of its research and development contracts on a quarterly basis.

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash.

The Company maintains cash balances at one bank. As of March 31, 2015, the Company’s cash balances were in excess of insured limits maintained at the bank. Management believes that the financial institution that holds the Company’s cash is financially sound and, accordingly, minimal credit risk exists.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016, however, the FASB has proposed a one-year deferral. Early adoption is not permitted, and either full retrospective adoption or modified retrospective adoption is permitted. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

LION BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2015 and 2014 (Unaudited)

In January 2015, the FASB issued Accounting Standards Update No. 2015-01 (Subtopic 225-20) - Income Statement - Extraordinary and Unusual Items. ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 is effective for periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3. STOCKHOLDERS’ EQUITY

Public offering

On March 3, 2015, the Company completed an underwritten public offering of 9,200,000 shares of its common stock at a price of $8.00 per share of common stock. The net proceeds to the Company from the offering were $68.3 million, after deducting underwriting discounts and commissions and offering expenses. The offering was made pursuant to the Company’s existing shelf registration statement on Form S-3, including a base prospectus, which was filed with the SEC on November 20, 2014 and declared effective on December 10, 2014, a preliminary prospectus supplement thereunder, and a registration statement on Form S-3 filed with the SEC on February 26, 2015.

Issuance of common stock upon conversion of preferred stock

During the three months ended March 31, 2015, the Company issued 1,000,000 shares of common stock upon the conversion of 2,000 shares of Series A Convertible Preferred Stock. The number conversion shares issued was determined on a formula basis of 500 common shares for each Series A Convertible Preferred Stock held.

Common stock with vesting terms

During 2014, the Company granted 782,500 shares of its restricted common stock to nine of its employees in accordance with the terms of their employment agreements. The 782,500 shares vest over a period of three years. As these shares were granted to employees, the Company calculated the aggregate fair value of the 782,500 shares based on the trading prices of the Company’s stock at their grant dates and determined it to be $4,851,590, of which $1,256,985 was expensed in 2014. The allocable portion of the fair value of the stock that vested during the three months ended March 31, 2015 amounted to $450,445 and was recognized as expense in the accompanying statements of operations. As of March 31, 2015, the amount of unvested compensation related to all issuances of restricted common stock was $3,144,160, which will be recorded as expense in future periods as the shares vest.

When calculating basic net income (loss) per share, these shares are included in basic weighted average common shares outstanding from the time they vest. When calculating diluted net income (loss) per share, these shares are included in diluted weighted average common shares outstanding from the time they are granted, unless they are antidilutive. Shares of restricted stock granted above are subject to forfeiture to the Company or other restrictions that will lapse in accordance with a vesting schedule determined by our Board.

LION BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2015 and 2014 (Unaudited)

The following table summarizes restricted common stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested shares, January 1, 2015	579,764	6.20
Granted	-	-
Vested	(72,651)	6.20
Forfeited	-	-
Non-vested shares, March 31, 2015	507,113	$6.20

NOTE 4. STOCK OPTIONS AND WARRANTS

Stock Options

A summary of the status of stock options at March 31, 2015, and the changes during the three months then ended, is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at January 1, 2015	1,857,877	$7.31	8.5 years	$2,874,378
Granted	50,000	7.45	10 years	233,000
Exercised	-
Expired/Forfeited	-
Outstanding at March 31, 2015	1,907,877	$7.47	8.25	$10,687,637
Exercisable at March 31, 2015	405,412	$10.48		$4,708,718

During the three months ended March 31, 2015, the Company granted an option to purchase 50,000 shares of common stock to a new member of the Company’s Board of Directors. The stock options have an exercise price of $7.45 and vest in four installments as follows: options for the purchase of 12,500 shares vest on May 15, 2015, and the remaining options to purchase shares vest evenly over the next three quarters. The fair value of these options was determined to be $369,000 using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 213%, (ii) discount rate of 1.37%, (iii) zero expected dividend yield, and (iv) expected life of 6 years.

During the three months ended March 31, 2015 and 2014, the Company recorded compensation costs of $1,017,308 and $901,650, respectively, relating to the vesting of stock options. As of March 31, 2015, the aggregate value of unvested options was $8,665,475, which will continue to be amortized as compensation cost as the options vest over terms ranging from nine months to five years, as applicable.

LION BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2015 and 2014 (Unaudited)

On March 29, 2010, the Company’s Board of Directors adopted the Genesis Biopharma, Inc. 2010 Equity Compensation Plan (the "2010 Plan") pursuant to which the Board reserved an aggregate of 35,000 shares of common stock for future grants of stock options, rights to acquire restricted stock, rights to acquire unrestricted stock, and stock appreciation rights. Options for the issuance of all 35,000 shares have been granted, and no shares are available for additional grants under the 2010 Plan.

On October 14, 2011, the Company’s Board of Directors approved a 2011 Equity Incentive Plan (the “2011 Plan”). The Company’s stockholders did not approve the 2011 Plan within a required one-year period, and accordingly, the Company cannot grant incentive stock options under the 2011 Plan. As of December 31, 2014, no shares were available for future grant under the 2011 Plan.

On September 19, 2014, The Company’s Board of Directors adopted the Lion Biotechnologies, Inc. 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by our stockholders at the annual meeting of stockholders held in November 2014. The 2014 Plan initially authorized the issuance up to an aggregate of 2,350,000 shares of common stock. On April 10, 2015 the Board amended the 2014 Plan, subject to stockholder approval, to increase the total number of shares that can be issued under the 2014 Plan by 1,650,000 from 2,350,000 shares to 4,000,000 shares.

Warrants

A summary of the status of stock warrants at March 31, 2015, and the changes during the three months then ended, is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at December 31, 2014	11,084,426	$2.51	3.85 years	$59,517,998
Issued	-
Exercised	(921,700)	$2.50
Expired		-
Outstanding and exercisable at March 31, 2015	10,162,726	$2.51	3.58 years	$97,654,187

During the three months ended March 31, 2015, the Company received $2,304,250 in cash from the exercise of 921,700 warrants for the purchase of 921,700 shares of its common stock.

NOTE 5. LICENSE AND COMMITMENTS

National Institutes of Health and the National Cancer Institute

Effective August 5, 2011, the Company signed a Cooperative Research and Development Agreement (CRADA) with the National Institutes of Health and the National Cancer Institute (NCI). Under the terms of the five-year cooperative research and development agreement, the Company will work with Dr. Steven A. Rosenberg, M.D., Ph.D., chief of NCI’s Surgery Branch, to develop adoptive cell immunotherapies that are designed to destroy metastatic melanoma cells using a patient’s tumor infiltrating lymphocytes.

The Company initially agreed to pay the NCI $1,000,000 per year ($250,000 per quarter) under the CRADA. On January 22, 2015, the Company executed an amendment (the “Amendment”) to the CRADA to include four new indications. As amended, in addition to metastatic melanoma, the CRADA now also includes the development of TIL therapy for the treatment of patients with bladder, lung, triple-negative breast, and HPV-associated cancers. Under the Amendment, the NCI also has agreed to provide the Company with samples of all tumors covered by the Amendment for performing studies related to improving TIL selection and/or TIL scale-out production and process development. As amended, the annual payments the Company is required to make to the NCI have increased from $1 million to $2 million, to be paid in quarterly installments of $500,000. The Company paid the first quarterly installment of $500,000 in February 2015. Although the CRADA has a five year term, either party to the CRADA has the right to terminate the CRADA upon 60 days’ notice to the other party.

LION BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2015 and 2014 (Unaudited)

During the three months ended March 31, 2015 and 2014, the Company recognized $541,667 and $250,000, respectively, of CRADA expenses, which were recorded as part of research and development expenses in the statement of operations. As of December 31, 2014 and March 31, 2015, $250,000 of CRADA expenses were included in the accrued expenses on the accompanying condensed balance sheet.

National Institutes of Health

Effective October 5, 2011, the Company entered into a Patent License Agreement (the “License Agreement”) with the National Institutes of Health, an agency of the United States Public Health Service within the Department of Health and Human Services (“NIH”). Pursuant to the License Agreement, NIH granted to the Company a non-exclusive worldwide right and license to develop and manufacture certain proprietary autologous tumor infiltrating lymphocyte adoptive cell therapy products for the treatment of metastatic melanoma, ovarian cancer, breast cancer, and colorectal cancer. The License Agreement requires the Company to pay royalties of six percent (6%) of net sales (subject to certain annual minimum royalty payments), a percentage of revenues from sublicensing arrangements, and lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications and other direct cost incurred by NIH pursuant to the agreement. If the Company achieves all benchmarks for metastatic melanoma, up to and including the product’s first commercial sale in the United States, the total amount of such benchmark payments will be $6,050,000. The benchmark payments for the other three indications, if all benchmarks are achieved, will be $6,050,000 for ovarian cancer, $12,100,000 for breast cancer, and $12,100,000 for colorectal cancer. Accordingly, if the Company achieves all benchmarks for all four licensed indications, the aggregate amount of benchmark royalty payments that the Company will have to make to NIH will be $36,300,000.

On February 9, 2015, the Company entered into an amendment to the License Agreement with the NIH pursuant to which the Company’s non-exclusive license to melanoma was converted into an exclusive license. In consideration for the exclusive rights granted under the amendment to the License Agreement, the Company agreed to pay the NIH a non-refundable upfront licensing fee of $350,000, which was recognized as research and development expense during the three months ended March 31, 2015, and included in the balance of accrued expenses at March 31, 2015. The Company also agreed to pay customary royalties based on a percentage of net sales (which percentage is in the mid-single digits), a percentage of revenues from sublicensing arrangements, and lump sum benchmark payments upon the successful completion of the Company’s first Phase 2 clinical study, the successful completion of the Company’s first Phase 3 clinical study, the receipt of the first FDA approval or foreign equivalent for a licensed product or process resulting from the licensed technologies, the first commercial sale of a licensed product or process in the United States, and the first commercial sale of a licensed product or process in any foreign country.

During the three months ended March 31, 2015, there were no net sales subject to certain annual minimum royalty payments or sales that would require us to pay a percentage of revenues from sublicensing arrangements. In addition there were no benchmarks or milestones achieved that would require payment under the lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications.

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

LION BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2015 and 2014 (Unaudited)

Pursuant to the Moffitt License Agreement, the Company paid an upfront licensing fee of $25,000, which was recognized as research and development expense during 2014. A patent issuance fee will also be payable under the Moffitt License Agreement, upon the issuance of the first U.S. patent covering the subject technology. In addition, the Company agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales (which percentage is in the low single digits) and sublicensing payments, as applicable, and annual minimum royalties beginning with the first sale of products based on the licensed technologies, which minimum royalties will be credited against the percentage royalty payments otherwise payable in that year. The Company will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the Moffitt License Agreement related to the treatment of any cancers in the United States, Europe and Japan and in other countries selected that the Company and Moffitt agreed to.

During the three months ended March 31, 2015, there were no net sales subject to certain annual minimum royalty payments or sales that would require us to pay a percentage of revenues from sublicensing arrangements

Exclusive Patent License Agreement

On February 10, 2015, the Company entered into an exclusive Patent License Agreement with the NIH under which the Company received an exclusive, world-wide license to the NIH’s rights in and to two patent-pending technologies related to methods for improving tumor-infiltrating lymphocytes for adoptive cell therapy. The licensed technologies relate to the more potent and efficient production of TIL from melanoma tumors by selecting for T-cell populations that express various inhibitory receptors. Unless terminated sooner, the license shall remain in effect until the last licensed patent right expires.

In consideration for the exclusive rights granted under the exclusive Patent License Agreement, the Company agreed to pay the NIH a non-refundable upfront licensing fee of $40,000, which was recognized as research and development expense during the three months ended March 31, 2015, and included in the balance of accrued expenses at March 31, 2015. The Company also agreed to pay customary royalties based on a percentage of net sales (which percentage is in the mid-single digits), a percentage of revenues from sublicensing arrangements, and lump sum benchmark payments upon the successful completion of the Company’s first Phase 2 clinical study, the successful completion of the Company’s first Phase 3 clinical study, the receipt of the first FDA approval or foreign equivalent for a licensed product or process resulting from the licensed technologies, the first commercial sale of a licensed product or process in the United States, and the first commercial sale of a licensed product or process in any foreign country.

During the three months ended March 31, 2015, there were no net sales subject to certain annual minimum royalty payments or sales that would require us to pay a percentage of revenues from sublicensing arrangements. In addition there were no benchmarks or milestones achieved that would require payment under the lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications.

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

On June 1, 2014 we issued a new statement of work (SOW) to Lonza under the Manufacturing Services Agreement. The total cost for services to be provided under the SOW is approximately $738,000. During 2014, the Company recognized $890,684 of expenses under the Manufacturing Services Agreement with Lonza, which included a $100,000 in upfront costs required under the SOW, and were recorded as part of research and development expenses in 2014. During the three months ended March 31, 2015, the Company recognized $298,071 of expenses under the Manufacturing Services Agreement.

LION BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2015 and 2014 (Unaudited)

Research Collaboration Agreement

In September, 2014, we entered into a research collaboration agreement with the H. Lee Moffitt Cancer Center and Research Institute, Inc. to jointly engage in transitional research and development of adoptive tumor-infiltrating lymphocyte cell therapy with improved anti-tumor properties and process. The total obligation under the agreement was $1,432,797, of which $358,199 was paid in 2014. During the three-month period ended March 31, 2015, the Company did not record any expenses related to this research collaboration agreement.

NOTE 6. LEGAL PROCEEDINGS

On April 23, 2014, the Company received a subpoena from the Securities Exchange Commission (the “SEC”) that stated that the staff of the SEC is conducting an investigation In the Matter of Galena Biopharma, Inc. File No. HO 12356 (now known as “In the Matter of Certain Stock Promotions”) and that the subpoena was issued to the Company as part of the foregoing investigation. The SEC’s subpoena and accompanying letter do not indicate whether the Company is, or is not, under investigation. We have fully cooperated with the SEC and as of November 2014, we had completed production of documents in response to the subpoena. To date, The SEC has not requested any further action from the Company.

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

NOTE 7. SUBSEQUENT EVENTS

Share Issuances

In the second quarter of 2015, the Company has received $394,510 in cash from the exercise of warrants for the purchase of 157,804 shares of its common stock.

On May 6, 2015, certain stockholders of the Company, including certain members of Board of Directors of the Company and their affiliates, sold 4,750,000 shares of the Company’s common stock in an underwritten secondary offering at a price of $10.00 per share. The Company did not sell any shares in the offering and will not receive any of the proceeds from the offering.

.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis of financial condition as of March 31, 2015 and results of operations for the three months ended March 31, 2015 and 2014, respectively, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2014 which was filed with the SEC on March 16, 2015.

Forward-Looking Statements

Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information in the “Risk Factors” section in our Form 10-K for the year ended December 31, 2014. The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Background on the Company and Recent Events Affecting our Financial Condition and Operations

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to eradicate cancer cells. Our lead program is an adoptive cell therapy utilizing tumor-infiltrating lymphocytes (TIL), which are T cells derived from patients’ tumors, for the treatment of metastatic melanoma. TIL therapy is being developed in collaboration with the National Cancer Institute (NCI). A patient's immune system, particularly their TIL, plays an important role in identifying and killing cancer cells. TIL consist of a heterogeneous population of T cells that can recognize a wide variety of cancer-specific mutations and can overcome tumor escape mechanisms. TIL therapy involves growing a patient’s TIL in special culture conditions outside the patient’s body, or ex vivo, and then infusing the T cells back into the patient in combination with interleukin-2 (IL-2). By taking TIL away from the immune-suppressive tumor microenvironment in the patient, the T cells can rapidly proliferate. Billions of TIL, when infused back into the patient, are more able to search out and eradicate the tumor. In most cases, only a single treatment of TIL is administered.

In 2011, we acquired from the National Institutes of Health (NIH) a non-exclusive, worldwide right and license to certain NIH patents and patent applications to develop and manufacture autologous TIL for the treatment of metastatic melanoma, ovarian, breast, and colorectal cancers. Under a Cooperative Research and Development Agreement (CRADA) with the U.S. Department of Health and Human Services, as represented by the NCI, we support the in vitro development of improved methods for the generation and selection of TIL, the development of large-scale production of TIL, and clinical trials using these improved methods of generating TIL. On January 22, 2015, we executed an amendment to the CRADA to include four new indications. On February 9, 2015, the NIH granted us an exclusive, worldwide license to treat metastatic melanoma with TIL therapy. On February 10, 2015, the NIH granted us a worldwide license to the NIH’s rights in and to two patent-pending technologies related to methods for improving TIL therapy. In addition to our CRADA, we also conduct research and development on TIL technology at our research facility in Tampa, Florida.

Recent Developments

On March 3, 2015 we closed an underwritten public offering of 9,200,000 shares of our common stock, including shares sold pursuant to the exercise in full of the underwriters' option to purchase additional shares, at a price of $8.00 per share. The net proceeds to us from that public offering were approximately $68.3 million.

Results of Operations

Revenues

As a development stage company that is currently engaged in the development of novel cancer immunotherapy products, we have not yet generated any revenues from our biopharmaceutical business or otherwise since our formation. We currently do not anticipate that we will generate any revenues during 2015 from the sale or licensing of any products. Our ability to generate revenues in the future will depend on our ability to complete the development of our product candidates and to obtain regulatory approval for them.

Operating Expenses

Operating expenses include compensation-related costs for our employees engaged to general and administrative activities (other than employees engaged in research and development), legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. Our operating expenses increased by 68% from $1,957,000 for the three months ended March 31, 2014 (“fiscal 2014 quarter”) to $3,287,000 for the three months ended March 31, 2015 (“fiscal 2015 quarter”). Our operating expenses during the fiscal 2015 quarter increased by $1,330,000 compared with the fiscal 2014 quarter due to the increase in our overall business activities, including an increase in expense related to obtaining and maintaining our NASDAQ listing, compliance with SEC requirements, and increases in insurance and investor relations. In addition, in the fiscal 2015 quarter, we incurred $1,468,000 of non-cash share based compensation costs, compared to $919,000 of such costs incurred in the fiscal 2014 quarter. Share based compensation includes stock and options granted to our executive officers, our employees, our directors, and our consultants and advisors. As a result of our increased operating activities, our larger payroll and our planned Florida facilities, our operating expenses in the future are expected to continue to increase.

Research and Development.

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits for research and development employees and consultants, rent at our new research and development facility in Tampa, Florida, cost of laboratory supplies, manufacturing expenses, and fees paid to third parties, including the NCI and Lonza Walkersville, Inc., a third party contractor that will process and manufacture LN-144 for our clinical trials in patients. Research and development expenses also included amounts paid (i) the National Institutes of Health under terms of our license agreement, and (ii) NCI under the CRADA. Research and development costs increased by 563.7% from $303,000 in the fiscal 2014 quarter to $2,011,000 in the fiscal 2015 quarter mostly due to the establishment of our Tampa, Florida, research facility in the fourth quarter of 2014. We have hired nine new employees (including our Chief Scientific Officer) since the end of the fiscal 2014 quarter, and have opened the Tampa, Florida, research and development laboratory. None of these expenses were incurred in the fiscal 2014 quarter. Research and development expenses in 2015 and 2014 fiscal quarters included the $500,000 and $250,000 quarterly payments, respectively, we made under the CRADA as well as the $350,000 upfront licensing fees for the amendment to the NIH license signed February 9, 2015, $40,000 upfront licensing fee for the exclusive license to next-generation TIL technologies signed February 10, 2015 and the $20,000 annual minimum payments to the NIH under the original licensing agreement. We anticipate that our research and development costs will continue to increase in the future as we increase our research and development activities and accelerate the development of our technologies and product candidates.

Net Loss

We had a net loss of $5,298,000 and $2,260,000 for the three months ended March 31, 2015 and 2014, respectively, an increase of 134%. Our net loss for the fiscal 2015 quarter increased because of the $1,330,000 increase in operating expenses and the $1,708,000 increase in research and development. We anticipate that we will continue to incur net losses in the future because we do not expect to generate any revenues in the near term, while our research and development activities are expected to increase.

Liquidity and Capital Resources

On March 3, 2015, we closed an underwritten public offering. The net proceeds to us from the public offering were $68.3 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. In addition, during the fiscal quarter ended Mach 31, 2015, holders of our common stock purchase warrants exercised warrants to purchase a total of 921,700 shares for an aggregate purchase price of $2,304,000. As a result, as of March 31, 2015, we had $111.3 million in cash and cash equivalents. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

During the remainder of 2015, we expect to further ramp up our operations and our research and development efforts, which will increase the amount of cash we will use in our operations. Our budget for the remainder of 2015 includes increased spending on research and development activities (including costs associated with a Phase 2 multicenter clinical trial to treat about 20 patients with refractory metastatic melanoma that we expect to initiate), higher payroll expenses as we increase our professional staff, increased expenses for operating a new research and development facility in Tampa, Florida, as well as ongoing payments under the CRADA. Based on the funds we had available on March 31, 2015, we believe that we have sufficient capital to fund our anticipated operating expenses for at least 24 months.

As of March 31, 2015, we had no long-term debt obligations or other similar long-term liabilities other than various obligations under our CRADA and our license agreements. We have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets. We do not have any bank credit lines.

Cash Flow

Net Cash Used in Operating Activities

Net cash used in operating activities was $3,459,000 for the three months ended March 31, 2015, compared with $2,267,000 for the three months ended March 31, 2014. The increase in cash used in operating activities of approximately $1,192,000 resulted from the $3,038,000 increase in our net loss. Net cash used in operating activities was less than our net loss due to a $1,017,000 non-cash charge in the fiscal 2015 quarter related to the fair value of vested stock option and warrants.

Net Cash Flow from Investing Activities

Net cash used in investing activities was $782,000 for the three months ended March 31, 2015, compared with $3,000 for the three months ended March 31, 2014. The increase was due to our purchase of lab equipment and furniture for our Tampa, Florida, laboratory.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $70,612,000 for the three months ended March 31, 2015, compared with $543,000 for the three months ended March 31, 2014. The increase was due to net proceeds of $68,307,000 received from the March 3, 2015 public offering of our common stock, and $2,304,000 received from common stock warrant exercises. We received $543,000 of net proceeds from common stock warrant exercises in the three months ended March 31, 2014.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2014, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no changes to these policies since December 31, 2014 that are not included in Note 1 of the accompanying condensed consolidated financial statements for the three months ended March 31, 2015. Readers are encouraged to read our Annual Report on Form 10-K in conjunction with this report.

Inflation

Inflation and changing prices have had no effect on our continuing operations over our two most recent fiscal years.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments.

We are exposed to certain market risks relating primarily to interest rate risk on our cash and cash equivalents and risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and our principal accounting officer (the “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. Based on these evaluations, the Certifying Officers have concluded, that, as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective.

Changes in Controls over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no other pending legal proceedings to which the Company is a party or of which its property is the subject.

Item 1A.	Risk Factors

Information regarding risk factors appears under “Risk Factors” included in Item 1A, Part I, and under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes from the risk factors previously disclosed in the above-mentioned periodic report.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

During the fiscal quarter ended March 31, 2015, 41 accredited investors who held warrants that we sold to them in the November 2013 in a private placement, exercised warrants to purchase 921,700 shares of common stock at an exercise price of $2.50 per share (for a total amount of $2304,250). These shares were issued pursuant to an exemption available under Section 4(a)(2) of the Securities Act of 1933, as amended. No commissions were paid with respect to these warrants exercises.

During the three months ended March 31, 2015, we granted options to a new director to purchase an aggregate of 50,000 shares of common stock at an exercise price of $7.45 per share. The options are exercisable for a period of ten years from the grant date. The grant was exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions not involving any public offering.

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

Lion Biotechnologies, Inc.

May 11, 2015	By:	/s/ Elma Hawkins
Elma Hawkins
Chief Executive Officer (Principal Executive Officer)

May 11, 2015	By:	/s/ Michael Handelman
Michael Handelman
Chief Financial Officer (Principal Financial and Accounting Officer)

