Form 10-Q
period 2015-06-30
Lion Biotechnologies, Inc.
filed 2015-08-10
CIK 1425205

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number 001-36860

LION BIOTECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	75-3254381
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

112 W. 34th Street, 17th floor, New York, NY 10120

(Address of principal executive offices and zip code)

(212) 946-4856

(Registrant’s telephone number, including area code)

21900 Burbank Blvd, Third Floor, Woodland Hills, CA 91367

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

At August 7, 2015, the issuer had 47,191,900 shares of common stock, par value $0.000041666 per share, outstanding.

LION BIOTECHNOLOGIES, INC.

FORM 10-Q

For the Quarter Ended June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

LION BIOTECHNOLOGIES, INC.

Condensed Balance Sheets

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$12,556,290	$44,909,147
Money market funds	7,476,855	-
Short-term investments available for sale	92,302,982	-
Prepaid expenses and deposits	378,409	66,134
Total Current Assets	112,714,536	44,975,281

Property and equipment, net of accumulated depreciation of $529,866 and $104,223, respectively	2,025,056	1,531,566
Total Assets	$114,739,592	$46,506,847

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$1,156,922	$1,248,413
Accrued expenses	623,774	327,847
Accrued payable to officers and former directors	85,500	85,500
Total Current Liabilities	1,866,196	1,661,760

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 3,694 shares and 5,694 shares issued and outstanding, respectively	4	6
Common stock, $0.000041666 par value; 150,000,000 shares authorized, 47,140,195 and 33,750,188 shares issued and outstanding, respectively	1,964	1,407
Common stock to be issued, 303,125 shares	245,153	245,153
Accumulated other comprehensive income	21,704	-
Additional paid-in capital	200,832,015	121,160,415
Accumulated deficit	(88,227,444)	(76,561,894)
Total Stockholders’ Equity	112,873,396	44,845,087

Total Liabilities and Stockholders’ Equity	$114,739,592	$46,506,847

The accompanying notes are an integral part of these condensed financial statements.

LION BIOTECHNOLOGIES, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

Costs and expenses
Operating expenses*	2,384,537	1,616,175	4,897,154	3,154,233
Research and development**	4,055,688	493,994	6,841,131	1,215,450
Total costs and expenses	6,440,225	2,110,169	11,738,285	4,369,683

Loss from operations	(6,440,225)	(2,110,169)	(11,738,285)	(4,369,683)
Interest income	72,735	-	72,735	-
Net Loss	$(6,367,490)	$(2,110,169)	$(11,665,550)	$(4,369,683)

Net Loss Per Share, Basic and Diluted	$(0.14)	$(0.09)	$(0.28)	$(0.19)

Weighted-Average Common Shares Outstanding, Basic and Diluted	45,082,176	24,137,782	41,413,501	22,502,761

*	Includes $1,114,224, $460,884, $1,805,272, and $1,229,767, respectively, in stock-based compensation costs
**	Includes $809,486, $418,794, $1,583,895, and $551,561, respectively, in stock-based compensation costs

The accompanying notes are an integral part of these condensed financial statements.

2

LION BIOTECHNOLOGIES, INC.

Condensed Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net Loss	$(6,367,490)	$(2,110,169)	$(11,665,550)	$(4,369,683)
Other comprehensive income:
Unrealized gain on short-term investments	21,704	-	21,704	-

Comprehensive Loss	$(6,345,786)	$(2,110,169)	$(11,643,846)	$(4,369,683)

LION BIOTECHNOLOGIES, INC.

Condensed Statements of Stockholders' Equity

For the Six Months Ended June 30, 2015

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-In Capital	Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance - January 1, 2015	5,694	$6	33,750,188	$1,407	$245,153	$121,160,415	$-	$(76,561,894)	$44,845,087

Fair value of vested stock options						2,301,297			2,301,297

Common stock issued upon exercise of warrants			3,190,007	132		7,975,018			7,975,150

Common stock issued upon conversion of preferred shares	(2,000)	(2)	1,000,000	42		(40)			-

Common stock sold in public offering, net of offering costs			9,200,000	383		68,307,455			68,307,838

Vesting of restricted shares issued for services						1,087,870			1,087,870

Unrealized gain on short-term investments							21,704		21,704

Net loss								(11,665,550)	(11,665,550)
Balance - June 30, 2015	3,694	$4	47,140,195	$1,964	$245,153	$200,832,015	$21,704	$(88,227,444)	$112,873,396

The accompanying notes are an integral part of these condensed financial statements.

LION BIOTECHNOLOGIES, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014

Cash Flows From Operating Activities
Net loss	$(11,665,550)	$(4,369,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	425,643	17,728
Fair value of vested stock options	2,301,297	1,340,601
Vesting of restricted shares issued for services	1,087,870	440,754
Changes in assets and liabilities:
Prepaid expenses and deposits	(312,275)	94,506
Accounts payable and accrued expenses	204,436	(1,113,460)
Net cash used in operating activities	(7,958,579)	(3,589,554)

Cash Flows From Investing Activities
Increase in money market funds	(7,476,855)	-
Purchase of short-term investments	(96,281,278)	-
Maturities of short-term investments	4,000,000	-
Purchases of property and equipment	(919,133)	(5,742)
Net cash used in investing activities	(100,677,266)	(5,742)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock upon exercise of warrants	7,975,150	2,363,480
Proceeds from the issuance of common stock, net	68,307,838	-
Net cash provided by financing activities	76,282,988	2,363,480

Net Decrease In Cash And Cash Equivalents	(32,352,857)	(1,231,816)
Cash and Cash Equivalents, Beginning of Period	44,909,147	19,672,177
Cash and Cash Equivalents, End of Period	$12,556,290	$18,440,361

Supplemental Disclosures of Cash Flow Information:
Common stock issued upon conversion of preferred stock	$42	$-

The accompanying notes are an integral part of these condensed financial statements.

LION BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Six month Ended June 30, 2015 and 2014 (Unaudited)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Lion Biotechnologies, Inc. (the “Company,” “we,” “us” or “our”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to eradicate cancer cells. Our lead program is an adoptive cell therapy utilizing tumor-infiltrating lymphocytes (TIL), which are T cells derived from patients’ tumors, for the treatment of metastatic melanoma. The TIL are then activated and expanded ex vivo and then infused back into the patient to fight their tumor cells. The Company was originally incorporated under the laws of the state of Nevada on September 17, 2007. Until March 2010, we were an inactive company known as Freight Management Corp. On March 15, 2010, we changed our name to Genesis Biopharma, Inc., and in 2011 we commenced our current business.

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the six month ended June 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2014 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2015. These financial statements should be read in conjunction with that report.

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

We have not had any revenues and are still in the development stage. As shown in the accompanying condensed financial statements, we have incurred a net loss of $11,665,000 for the six months ended June 30, 2015 and used $7,959,000 of cash in our operating activities during the six months ended June 30, 2015. As of June 30, 2015, we had $112,336,000 of cash, money market funds, and short term investments on hand, stockholders’ equity of $112,873,000 and had working capital of $110,848,000.

During 2015, we expect to further ramp up our operations, which will increase the amount of cash we will use in our operations. Our budget for 2015 includes increased spending on research and development activities, higher payroll expenses as we increase our professional staff, the costs associated with operating our new Tampa, Florida, research facility, as well as ongoing payments under the Cooperative Research and Development Agreement (CRADA) we have entered into with the National Cancer Institute (NCI). Based on the funds we had available on June 30, 2015, we believe that we have sufficient capital to fund our anticipated operating expenses for at least 24 months.

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

LION BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Six month Ended June 30, 2015 and 2014 (Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. The carrying amounts reported in the Balance Sheets for cash and cash equivalents are valued at cost, which approximates their fair value.

Short-term Investments

The Company’s short-term investments represent available for sale securities and are recorded at fair value and unrealized gains and losses are recorded within accumulated other comprehensive income (loss). The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. The Company evaluates securities with unrealized losses to determine whether such losses, if any, are other than temporary.

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

At June 30, 2015 and 2014, basic and diluted net loss per share are the same, as the effect of potentially dilutive securities was antidilutive. At June 30, 2015, potentially dilutive securities include options to acquire 2,238,877 shares of common stock, warrants to acquire 7,894,419 shares of common stock, preferred stock that can be converted into 1,847,000 shares of common stock, and 591,500 shares of non-vested restricted stock. At June 30, 2014, potentially dilutive securities include options to acquire 868,750 shares of common stock, warrants to acquire 11,427,764 shares of common stock, and preferred stock that can be converted into 2,847,000 shares of common stock.

Fair Value Measurements

Under FASB ASC 820, Fair Value Measurements and Disclosures, fair value is defined as the price at which an asset could be exchanged or a liability transferred in a transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied.

Assets and liabilities recorded at fair value in our financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

LION BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Six month Ended June 30, 2015 and 2014 (Unaudited)

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets at the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

The fair valued assets we hold that are generally included under this Level 1 are money market securities where fair value is based on publicly quoted prices.

Level 2—Are inputs, other than quoted prices included in Level 1, that are either directly or indirectly observable for the asset or liability through correlation with market data at the reporting date and for the duration of the instrument’s anticipated life.

The fair valued assets we hold that are generally assessed under Level 2 corporate bonds and commercial paper. We utilize third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. We use quotes from external pricing service providers and other on-line quotation systems to verify the fair value of investments provided by our third party pricing service providers. We review independent auditor’s reports from our third party pricing service providers particularly regarding the controls over pricing and valuation of financial instruments and ensure that our internal controls address certain control deficiencies, if any, and complementary user entity controls are in place.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and which reflect management’s best estimate of what market participants would use in pricing the asset or liability at the reporting date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

We do not have fair valued assets classified under Level 3.

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations:

	Assets at Fair Value as of June 30, 2015
	Level 1	Level 2	Level 3	Total
Money market funds	$7,476,855	$—	$—	$7,476,855
Corporate debt securities	—	92,302,982	—	92,302,982
Total	$7,476,855	$92,302,982	$—	$99,779,837

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

LION BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Six month Ended June 30, 2015 and 2014 (Unaudited)

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

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and short-term investments.

The Company maintains cash balances at more than one bank. As of June 30, 2015, the Company’s cash balances were in excess of insured limits maintained at these banks. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists.

At June 30, 2015, the Company’s short-term investments were invested in short-term fixed income debt securities of domestic and foreign high credit issuers and in money market funds. The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on maturities and concentration by type and issuer. At June 30, 2015, approximately 53% of the Company’s short-term investments were invested in notes of five companies, approximately 27% were invested in notes of various other domestic issuers, and approximately 20% were invested in notes of a foreign issuer.  The average maturity of these notes was 124 days (See Note 6).

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). For the three and six months ended June 30, 2015, the Company recorded comprehensive income of $21,704 for unrealized gains on short term investments. The Company did not have any items of comprehensive income (loss) for the three months and six months ended June 30, 2014.

LION BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Six month Ended June 30, 2015 and 2014 (Unaudited)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted in annual reporting periods beginning after December 15, 2016, and the interim periods within that year, and either full retrospective adoption or modified retrospective adoption is permitted. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation – Stock Compensation (Topic 718). The pronouncement was issued to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2014-12 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In November 2014, the FASB issued Accounting Standards Update No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in ASU 2014-6 do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. ASU 2014-6 applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2014-16 on the Company’s financial statements and disclosures

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Reclassifications

In presenting the Company’s statement of operations for the three and six month periods ended June 30, 2014, the Company has reclassified $551,561 and $132,767, respectively, of stock-based compensation that was previously reflected as operating expenses to research and development expenses. The reclassification relates to stock-based compensation to individuals working in the Company’s research and development activities, and had no impact on total costs and expenses or net loss.

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

LION BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Six month Ended June 30, 2015 and 2014 (Unaudited)

Issuance of common stock upon conversion of preferred stock

During the six month ended June 30, 2015, the Company issued 1,000,000 shares of common stock upon the conversion of 2,000 shares of Series A Convertible Preferred Stock. The number of conversion shares issued was determined on a formula basis of 500 common shares for each Series A Convertible Preferred Stock held.

Common stock with vesting terms

During 2014, the Company granted 782,500 shares of its restricted common stock to nine of its employees in accordance with the terms of their employment agreements. The 782,500 shares vest over a period of three years. As these shares were granted to employees, the Company calculated the aggregate fair value of the 782,500 shares based on the trading prices of the Company’s stock at their grant dates and determined it to be $5,080,090, of which $1,256,985 was expensed in 2014. The allocable portion of the fair value of the stock that vested during the six months ended June 30, 2015 amounted to $1,087,870 and was recognized as expense in the accompanying statements of operations. As of June 30, 2015, the amount of unvested compensation related to all issuances of restricted common stock was $2,948,985, which will be recorded as expense in future periods as the shares vest.

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

The following table summarizes restricted common stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested shares, January 1, 2015	742,500	$6.98
Granted	-	-
Vested	(126,000)	6.55
Forfeited	(25,000)	8.55
Non-vested shares, June 30, 2015	591,500	$6.90

LION BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Six month Ended June 30, 2015 and 2014 (Unaudited)

NOTE 4. STOCK OPTIONS AND WARRANTS

Stock Options

A summary of the status of stock options at June 30, 2015, and the changes during the six months then ended, is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at January 1, 2015	1,857,877	$7.31	8.2	$2,874,378
Granted	452,250	10.39	10.0	102,050
Exercised	-	-	-	-
Expired/Forfeited	(71,250)	7.26	9.20	27,125
Outstanding at June 30, 2015	2,238,877	$8.06	8.12	$5,052,068
Exercisable at June 30, 2015	760,725	$8.96	6.91	$2,107,877

During the six months ended June 30, 2015, the Company granted options to purchase 452,250 shares of common stock to new employees and directors of the Company. The stock options generally vest between one and three years. The fair value of these options was determined to be $4,701,113 using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 218%, (ii) discount rate of 1.57%, (iii) zero expected dividend yield, and (iv) expected life of 6 years.

During the six months ended June 30, 2015 and 2014, the Company recorded compensation costs of $2,301,297 and $1,340,601, respectively, relating to the vesting of stock options. As of June 30, 2015, the aggregate value of unvested options was $11,196,570, which will continue to be amortized as compensation cost as the options vest over terms ranging from six months to three years, as applicable.

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

On October 14, 2011, the Company’s Board of Directors approved a 2011 Equity Incentive Plan (the “2011 Plan”). The Company’s stockholders did not approve the 2011 Plan within a required one-year period, and accordingly, the Company cannot grant qualified incentive stock options under the 2011 Plan. As of December 31, 2014, no shares were available for future grant under the 2011 Plan.

On September 19, 2014, The Company’s Board of Directors adopted the Lion Biotechnologies, Inc. 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by our stockholders at the annual meeting of stockholders held in November 2014. The 2014 Plan initially authorized the issuance up to an aggregate of 2,350,000 shares of common stock. On April 10, 2015 the Board amended the 2014 Plan, subject to stockholder approval, to increase the total number of shares that can be issued under the 2014 Plan by 1,650,000 from 2,350,000 shares to 4,000,000 shares. The increase in shares available for issuance under the 2014 Plan was approved by stockholders on June 12, 2015.

LION BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Six month Ended June 30, 2015 and 2014 (Unaudited)

Warrants

A summary of the status of stock warrants at June 30, 2015, and the changes during the six month then ended, is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at December 31, 2014	11,084,426	$2.51	3.85 years	$59,517,998
Issued	-
Exercised	(3,190,007)	$2.50
Expired	-	-
Outstanding and exercisable at June 30, 2015	7,894,419	$2.51	3.33 years	$52,655,775

During the six months ended June 30, 2015, the Company received $7,975,150 in cash from the exercise of 3,190,007 warrants for the purchase of 3,190,007 shares of its common stock.

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

The Company initially agreed to pay the NCI $1,000,000 per year ($250,000 per quarter) under the CRADA. On January 22, 2015, the Company executed an amendment (the “Amendment”) to the CRADA to include four new indications. As amended, in addition to metastatic melanoma, the CRADA now also includes the development of TIL therapy for the treatment of patients with bladder, lung, triple-negative breast, and HPV-associated cancers. Under the Amendment, the NCI also has agreed to provide the Company with samples of all tumors covered by the Amendment for performing studies related to improving TIL selection and/or TIL scale-out production and process development. As amended, the annual payments the Company is required to make to the NCI have increased from $1 million to $2 million, to be paid in quarterly installments of $500,000. As of June 30, 2015, the Company paid the first quarterly installment of $500,000, the second installment of $500,000 is included in accounts payable. Although the CRADA has a five year term, either party to the CRADA has the right to terminate the CRADA upon 60 days’ notice to the other party.

During the six months ended June 30, 2015 and 2014, the Company recognized $1,041,667 and $500,000, respectively, of CRADA expenses, which were recorded as part of research and development expenses in the statement of operations. As of December 31, 2014, $250,000 of CRADA expenses were included in the accrued expenses on the accompanying condensed balance sheet.

National Institutes of Health

Effective October 5, 2011, the Company entered into a Patent License Agreement (the “License Agreement”) with the National Institutes of Health, an agency of the United States Public Health Service within the Department of Health and Human Services (“NIH”). Pursuant to the License Agreement, NIH granted to the Company a non-exclusive worldwide right and license to develop and manufacture certain proprietary autologous tumor infiltrating lymphocyte adoptive cell therapy products for the treatment of metastatic melanoma, ovarian cancer, breast cancer, and colorectal cancer. The License Agreement requires the Company to pay royalties based on a percentage of net sales (which percentage is in the mid-single digits and subject to certain annual minimum royalty payments), a percentage of revenues from sublicensing arrangements, and lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications and other direct cost incurred by NIH pursuant to the agreement.

LION BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Six month Ended June 30, 2015 and 2014 (Unaudited)

On February 9, 2015, the Company entered into an amendment to the License Agreement with the NIH pursuant to which the Company’s non-exclusive license to melanoma was converted into an exclusive license. In consideration for the exclusive rights granted under the amendment to the License Agreement, the Company agreed to pay the NIH a non-refundable upfront licensing fee of $350,000, which was recognized as research and development expense during the six month ended June 30, 2015. The Company also agreed to pay customary royalties based on a percentage of net sales (which percentage is in the mid-single digits), a percentage of revenues from sublicensing arrangements, and lump sum benchmark payments upon the successful completion of the Company’s first Phase 2 clinical study, the successful completion of the Company’s first Phase 3 clinical study, the receipt of the first FDA approval or foreign equivalent for a licensed product or process resulting from the licensed technologies, the first commercial sale of a licensed product or process in the United States, and the first commercial sale of a licensed product or process in any foreign country.

During the six months ended June 30, 2015, there were no net sales subject to certain annual minimum royalty payments or sales that would require us to pay a percentage of revenues from sublicensing arrangements. In addition there were no benchmarks or milestones achieved that would require payment under the lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications.

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

During the six months ended June 30, 2015, there were no net sales subject to certain annual minimum royalty payments or sales that would require us to pay a percentage of revenues from sublicensing arrangements

Exclusive Patent License Agreement

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

In consideration for the exclusive rights granted under the exclusive Patent License Agreement, the Company agreed to pay the NIH a non-refundable upfront licensing fee of $40,000, which was recognized as research and development expense during the six months ended June 30, 2015. The Company also agreed to pay customary royalties based on a percentage of net sales (which percentage is in the mid-single digits), a percentage of revenues from sublicensing arrangements, and lump sum benchmark payments upon the successful completion of the Company’s first Phase 2 clinical study, the successful completion of the Company’s first Phase 3 clinical study, the receipt of the first FDA approval or foreign equivalent for a licensed product or process resulting from the licensed technologies, the first commercial sale of a licensed product or process in the United States, and the first commercial sale of a licensed product or process in any foreign country.

LION BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Six month Ended June 30, 2015 and 2014 (Unaudited)

During the six months ended June 30, 2015, there were no net sales subject to certain annual minimum royalty payments or sales that would require us to pay a percentage of revenues from sublicensing arrangements. In addition there were no benchmarks or milestones achieved that would require payment under the lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications.

Manufacturing Service Agreement

In December 2011, the Company entered into a Manufacturing Services Agreement with Lonza Walkersville, Inc. (Lonza) pursuant to which Lonza has agreed to manufacture, package, ship and perform quality assurance and quality control of our TIL therapy. Lonza has commenced developing a commercial-scale manufacturing process for the TIL therapy. The goal is to develop and establish a manufacturing process for the large-scale production of TIL that is in accordance with current Good Manufacturing Practices (cGMP).

During 2015, we issued an additional statements of work (SOW) to Lonza under the Manufacturing Services Agreement. The total cost for services to be provided under the SOW is $1,361,095. During the six months ended June 30, 2015, the Company recognized $1,107,453 of expenses under the Manufacturing Services Agreement with Lonza and were recorded as part of research and development expenses.

Research Collaboration Agreement

In September, 2014, we entered into a research collaboration agreement with the H. Lee Moffitt Cancer Center and Research Institute, Inc. to jointly engage in transitional research and development of adoptive tumor-infiltrating lymphocyte cell therapy with improved anti-tumor properties and process. The total obligation under the agreement was $1,432,797, of which $358,199 was paid in 2014. During the six-month period ended June 30, 2015, the Company recognized $358,199 in research and development expenses related to this agreement.

NOTE 6. CASH, MONEY MARKET FUNDS, AND SHORT-TERM INVESTMENTS

Cash, money market funds, and short-term investments consist of the following;

	June 30, 2015	December 31, 2014
	(unaudited)
Checking and savings accounts (reported as cash and cash equivalents)	$12,556,290	$44,909,147
Money market funds	7,476,855	-
Corporate debt securities (reported as short-term investments)	92,302,982	-
	$112,336,127	$44,909,147

Money market funds and short-term investments include the following securities with gross unrealized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2015	Cost	Gains	Losses	Fair Value
Money market funds	$7,476,855	$-	$-	$7,476,855
Corporate debt securities	92,281,278	21,704	-	92,302,982

Total	$99,758,133	$21,704	-	$99,779,837

LION BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Six month Ended June 30, 2015 and 2014 (Unaudited)

As of June 30, 2015, the contractual maturities of our money market funds and short-term investments were:

Within One
Year
Money market funds	$7,476,855
Corporate debt securities	92,302,982
$99,779,837

At June 30, 2015, the Company’s short-term investments were invested in short-term fixed income debt securities and notes of domestic and foreign high credit issuers and in money market funds.  The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on maturities and concentration by type and issuer.  At June 30, 2015, the Company’s short-term investments totaled $92.3 million, of which approximately 53% were invested in notes of five companies, approximately 27% were invested in notes of other domestic issuers, and approximately 20% were invested in notes of foreign issuers.  The average maturity of these notes was 124 days.  At June 30, 2015 the Company’s money-market funds totaled $7.5 million and were invested in a single fund, the Dreyfus Cash Management Money Market Fund, a no-load money market fund.

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

The subpoena required the Company to give the SEC, among other materials, all communications between anyone at the Company and certain persons and entities (which include investor-relations firms and persons associated with the investor-relations firms), all documents related to the listed persons and entities, all articles regarding the Company posted on certain equity research or other financial websites, and documents and communications related to individuals who post or have posted articles regarding the Company on equity research or other financial websites.

There are no other pending legal proceedings to which the Company is a party or of which its property is the subject.

NOTE 8. SUBSEQUENT EVENTS

Share Issuances

In the third quarter of 2015, the Company has received $129,263 in cash from the exercise of warrants for the purchase of 51,705 shares of its common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis of financial condition as of June 30, 2015 and results of operations for the six month ended June 30, 2015 and 2014, respectively, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2014 which was filed with the SEC on March 16, 2015.

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

In July 2015, we leased temporary office space in New York, New York, from which our two principal executive officers will serve until we locate a new office in New York to serve as our headquarters. The amount of rent we have to pay for our temporary offices is not material and may vary if we change or increase the number of offices we rent. Our Woodland Hills, California, offices will be closed by the end of August 2015.

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

Operating Expenses

Operating expenses include compensation-related costs for our employees engaged in general and administrative activities (other than employees engaged in research and development), legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the three months ended June 30, 2015, our operating expenses increased $768,000, or 48%, and for the six months ended June 30, 2015, our operating expenses increased $1,742,000, or 55%, when compared to the same periods in 2014. The increase in our operating expenses during the three and six month periods ended June 30, 2015 is due to the increase in our overall business activities, including an increase in expense related to obtaining and maintaining our NASDAQ listing, compliance with SEC requirements, and increases in insurance and investor relations. In addition, in the three and six month periods ended June 30, 2015, we incurred $1,114,000 and $1,805,000, respectively, of non-cash stock-based compensation costs, compared to $461,000 and $1,230,000, respectively, for such costs in the same periods in 2014. Share based compensation includes stock and options granted to our executive officers, our employees, our directors, and our consultants and advisors. As a result of our increased operating activities, our larger payroll and our Florida facilities, our operating expenses in the future are expected to continue to increase.

Research and Development.

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits for research and development employees and consultants, rent at our research and development facility in Tampa, Florida, cost of laboratory supplies, manufacturing expenses, and fees paid to third parties, including the NCI and Lonza Walkersville, Inc., a third party contractor that will process and manufacture LN-144 for our clinical trials in patients. Research and development expenses also included amounts paid (i) to the National Institutes of Health under terms of our two license agreements, and (ii) to the NCI under the CRADA. During the three and six month periods ended June 30, 2015, our research and development costs increased $3,562,000, or 720%, and $5,626,000, or 462%, respectively, when compared to the same periods in 2014. The increases are mainly attributable to the expansion of our CRADA in 2015, the general expansion of our R&D efforts and the establishment of our Tampa, Florida, research facility in the fourth quarter of 2014. We have hired twelve new employees (including our Chief Scientific Officer) since June 30, 2014, and have opened the Tampa, Florida, research and development laboratory. None of these expenses were incurred in the second quarter, or first six months, of 2014. Research and development expenses in the first two quarters of 2015 and 2014 included $1,000,000 and $500,000 in payments, respectively, we made under the CRADA. Additionally, in 2015, we incurred $350,000 in upfront licensing fees for the amendment to the NIH license signed February 9, 2015, $40,000 in upfront licensing fees for the exclusive license to next-generation TIL technologies signed February 10, 2015 and $20,000 in annual minimum payments to the NIH under the original licensing agreement. In addition, in the three and six month periods ended June 30, 2015, we incurred $809,000 and $1,584,000, respectively, of non-cash stock-based compensation costs, compared to $419,000 and $552,000, respectively, in the same periods in 2014. We anticipate that our research and development costs will continue to increase in the future as we increase our research and development activities and accelerate the development of our technologies and product candidates.

Net Loss

We had a net loss of $6,367,000 and $11,666,000, for the three and six month periods ended June 30, 2015, respectively, compared to $2,110,000 and $4,370,000, for the three and six month periods ended June 30, 2014, respectively. The increase in our net loss during 2015 is due to an increase in operating expenses, as described above, along with the expansion of our research and development efforts. We anticipate that we will continue to incur net losses in the future as we continue to invest in our research and development, and we do not expect to generate any revenues in the near term.

Liquidity and Capital Resources

On March 3, 2015, we closed an underwritten public offering. The net proceeds to us from the public offering were $68.3 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. In addition, during the six months ended June 30, 2015, holders of our common stock purchase warrants exercised warrants to purchase a total of 3,190,007 shares for an aggregate purchase price of $7,941,000. As a result, as of June 30, 2015, we had $112.3 million in cash and cash equivalents. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

During the remainder of 2015, we expect to further ramp up our operations and our research and development efforts, which will increase the amount of cash we will use in our operations. Our budget for the remainder of 2015 includes increased spending on research and development activities (including costs associated with a Phase 2 multicenter clinical trial to treat about 20 patients with refractory metastatic melanoma that we expect to initiate), higher payroll expenses as we increase our professional staff, increased expenses for operating a new research and development facility in Tampa, Florida, as well as ongoing payments under the CRADA. Based on the funds we had available on June 30, 2015, we believe that we have sufficient capital to fund our anticipated operating expenses for at least 24 months.

As of June 30, 2015, we had no long-term debt obligations or other similar long-term liabilities other than various obligations under our CRADA and our license agreements. We have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets. We do not have any bank credit lines.

Cash Flow

Net Cash Used in Operating Activities

Net cash used in operating activities was $7,959,000 for the six months ended June 30, 2015, compared with $3,590,000 for the six months ended June 30, 2014. The increase in cash used in operating activities of approximately $4,369,000 resulted from the increase in our net loss, offset by increases in non-cash stock compensation expense and depreciation.

Net Cash Flow from Investing Activities

Net cash used in investing activities was $100,677,000 for the six months ended June 30, 2015, compared with $6,000 for the six months ended June 30, 2014. The increase was due to the short-term investment purchases as a result of the cash proceeds for our 2015 public offering, in addition to purchases of laboratory equipment and furniture for our Tampa, Florida, laboratory, which facility did not exist during the 2014 period.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $76,283,000 for the six months ended June 30, 2015, compared with $2,363,000 for the six months ended June 30, 2014. The increase was due to net proceeds of $68,307,000 received from the March 3, 2015 public offering of our common stock, and $7,975,000 received from common stock warrant exercises. We received $2,363,000 of net proceeds from common stock warrant exercises in the six months ended June 30, 2014.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2014, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no changes to these policies since December 31, 2014 that are not included in Note 2 of the accompanying condensed consolidated financial statements for the six months ended June 30, 2015. Readers are encouraged to read our Annual Report on Form 10-K in conjunction with this report.

Inflation

Inflation and changing prices have had no effect on our continuing operations over our two most recent fiscal years.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments.

We are exposed to certain market risks relating primarily to interest rate risk on our cash and cash equivalents and risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including corporate bonds, commercial paper, money market funds and other government and non-government debt securities with maturities of less than one year. Due to the short-term maturities of our cash equivalents, a change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Changes in Controls over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Nothing to report.

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

During the first six months ended June 30, 2015, 55 accredited investors who held warrants that we sold to them in the November 2013 in a private placement, exercised warrants to purchase 3,190,007 shares of common stock at an exercise price of $2.50 per share (for a total amount of $7,975,150). These shares were issued pursuant to an exemption available under Section 4(a)(2) of the Securities Act of 1933, as amended. No commissions were paid with respect to these warrants exercises.

Item 3.	Defaults Upon Senior Securities.

Nothing to report.

Item 4.	Mine Safety Disclosures

Nothing to report.

Item 5.	Other Information.

Nothing to report

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Employment Agreement, dated June 8, 2015, between Lion Biotechnologies, Inc. and Molly Henderson
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lion Biotechnologies, Inc.

August 10, 2015	By:	/s/ Elma Hawkins
Elma Hawkins
Chief Executive Officer (Principal Executive Officer)

August 10, 2015	By:	/s/ Molly Henderson
Molly Henderson
Chief Financial Officer (Principal Financial and Accounting Officer)

