Form 10-Q
period 2015-09-30
Lion Biotechnologies, Inc.
filed 2015-11-06
CIK 1425205

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission File Number 001-36860

LION BIOTECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	75-3254381
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

112 W. 34th Street, 17th floor, New York, NY 10120
(Address of principal executive offices and zip code)
(212)946-4856
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

At October 31, 2015, the issuer had 47,833,934 shares of common stock, par value $0.000041666 per share, outstanding.

LION BIOTECHNOLOGIES, INC.

FORM 10-Q

For the Quarter Ended September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

LION BIOTECHNOLOGIES, INC.

Condensed Balance Sheets

(in thousands, except share information)

	September 30,	December 31,
	2015	2014
ASSETS	(unaudited)

Current Assets
Cash and cash equivalents	$10,210	$44,910
Money market funds	20,562	-
Short-term investments available for sale	79,374	-
Prepaid and other current assets	245	67
Total Current Assets	110,391	44,977

Property and equipment, net of accumulated depreciation of $794 and $103, respectively	1,833	1,532
Total Assets	$112,224	$46,509

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$1,161	$1,249
Accrued expenses	1,608	328
Accrued payable to officers and former directors	86	86
Total Current Liabilities	2,855	1,663

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 3,694 shares and 5,694 shares issued and outstanding, respectively	-	-
Common stock, $0.000041666 par value; 150,000,000 shares authorized, 47,807,398 and 33,750,188 shares issued and outstanding, respectively	2	2
Common stock to be issued, 245,153 shares	245	245
Accumulated other comprehensive income	38	-
Additional paid-in capital	204,929	121,161
Accumulated deficit	(95,845)	(76,562)
Total Stockholders’ Equity	109,369	44,846

Total Liabilities and Stockholders’ Equity	$112,224	$46,509

The accompanying notes are an integral part of these condensed financial statements.

LION BIOTECHNOLOGIES, INC.

Condensed Statements of Operations

(in thousands, except per share information)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$-	$-	$-	$-
Costs and expenses
Operating expenses (includes $1,452, $658, $3,726, and $1,905, respectively in share-based compensation costs)	2,660	2,449	7,259	6,155
Research and development (includes $895, $282, $2,050, and $817, respectively in share-based compensation costs)	4,983	354	12,147	1,018
Total costs and expenses	7,643	2,803	19,406	7,173

Loss from operations	(7,643)	(2,803)	(19,406)	(7,173)
Interest income	8	5	123	5
Net Loss	$(7,635)	$(2,798)	$(19,283)	$(7,168)

Net Loss Per Share, Basic and Diluted	$(0.16)	$(0.11)	$(0.44)	$(0.30)

Weighted-Average Common Shares Outstanding, Basic and Diluted	47,271,593	26,632,908	43,398,650	24,107,787

The accompanying notes are an integral part of these condensed financial statements.

2

LION BIOTECHNOLOGIES, INC.

Condensed Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net Loss	$(7,635)	$(2,798)	$(19,283)	$(7,168)
Other comprehensive income:
Unrealized gain on short-term investments	38	-	38	-

Comprehensive Loss	$(7,597)	$(2,798)	$(19,245)	$(7,168)

The accompanying notes are an integral part of these condensed financial statements.

LION BIOTECHNOLOGIES, INC.

Condensed Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2015

(in thousands, except share information)

(Unaudited)

					Common
					Stock	Additional			Total
	Preferred Stock		Common Stock		to be	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Income	Deficit	Equity

Balance - January 1, 2015	5,694	$-	33,750,188	$2	$245	$121,161	$-	$(76,562)	$44,846

Fair value of vested stock options						4,223			4,223
Common stock issued upon exercise of warrants			3,847,210	-		9,618			9,618
Common stock issued upon exercise of options			10,000	-		66			66
Common stock issued upon conversion of preferred shares	(2,000)		1,000,000	-					-
Common stock sold in public offering, net of offering costs			9,200,000	-		68,308			68,308
Vesting of restricted shares issued for services						1,553			1,553
Unrealized gain on short-term investments							38		38
Net loss								(19,283)	(19,283)

Balance - September 30, 2015	3,694	$-	47,807,398	$2	$245	$204,929	$38	$(95,845)	$109,369

The accompanying notes are an integral part of these condensed financial statements.

  LION BIOTECHNOLOGIES, INC.

  Condensed Statements of Cash Flows

(In thousands)

  (Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014

Cash Flows From Operating Activities
Net loss	(19,283)	$(7,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	691	23
Fair value of vested stock options	4,223	1,896
Vesting of restricted shares issued for services	1,553	825
Changes in assets and liabilities:
Prepaid and other current assets	(179)	118
Accounts payable and accrued expenses	1,193	(1,012)

Net cash used in operating activities	(11,802)	(5,318)

Cash Flows From Investing Activities
Increase in money market funds	(20,562)	-
Purchase of short-term investments	(95,236)	-
Maturities of short-term investments	15,900	-
Purchases of property and equipment	(992)	(167)
Net cash used in investing activities	(100,890)	(167)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock upon exercise of warrants	9,618	3,002
Proceeds from the issuance of common stock upon exercise of options	66
Proceeds from the issuance of common stock, net	68,308	-

Net cash provided by financing activities	77,992	3,002

Net Decrease In Cash And Cash Equivalents	(34,700)	(2,483)
Cash and Cash Equivalents, Beginning of Period	44,910	19,673
Cash and Cash Equivalents, End of Period	10,210	$17,190

Supplement non-cash financing activities
Unrealized gain on short-term investments	38	$-

The accompanying notes are an integral part of these condensed financial statements.

LION BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

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

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the nine months ended September 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2014 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2015. These financial statements should be read in conjunction with that report.

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

We have not had any revenues and are still in the development stage. As shown in the accompanying condensed financial statements, we have incurred a net loss of $19.3 million for the nine months ended September 30, 2015 and used $11.8 million of cash in our operating activities during the nine months ended September 30, 2015. As of September 30, 2015, we had $110.1 million of cash, money market funds, and short term investments on hand, stockholders’ equity of $109.4 million and had working capital of $107.5 million.

During 2015, we expect to further ramp up our operations, which will increase the amount of cash we will use in our operations. Our budget for 2015 includes increased spending on research and development activities, higher payroll expenses as we increase our professional staff, the costs associated with operating our new Tampa, Florida, research facility, as well as ongoing payments under the Cooperative Research and Development Agreement (CRADA) we have entered into with the National Cancer Institute (NCI). Based on the funds we had available on September 30, 2015, we believe that we have sufficient capital to fund our anticipated operating expenses for at least 24 months.

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

LION BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Cash and Cash Equivalents

The Company considers highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. The carrying amounts reported in the Balance Sheets for cash and cash equivalents are valued at cost, which approximates their fair value.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of two to five years. Maintenance and repairs of depreciable assets are charged against earnings as incurred. When properties are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and gains or losses are credited or charged to earnings. Leasehold improvements are amortized over the lesser of their estimated useful life or lease term, whichever is shorter.

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

At September 30, 2015 and 2014, basic and diluted net loss per share are the same, as the effect of potentially dilutive securities was antidilutive. At September 30, 2015, potentially dilutive securities include options to acquire 2,704,195 shares of common stock, warrants to acquire 7,237,216 shares of common stock, preferred stock that can be converted into 1,847,000 shares of common stock, and 494,001 shares of non-vested restricted stock. At September 30, 2014, potentially dilutive securities include options to acquire 1,098,750 shares of common stock, warrants to acquire 11,172,426 shares of common stock, and preferred stock that can be converted into 2,847,000 shares of common stock.

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

LION BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

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

The fair valued assets we hold that are generally assessed under Level 2 are corporate bonds and commercial paper. We utilize third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. We use quotes from external pricing service providers and other on-line quotation systems to verify the fair value of investments provided by our third party pricing service providers. We review independent auditor’s reports from our third party pricing service providers particularly regarding the controls over pricing and valuation of financial instruments and ensure that our internal controls address certain control deficiencies, if any, and complementary user entity controls are in place.

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of September 30, 2015
	Level 1	Level 2	Level 3		Total
Money market funds	$20,562	$-		$-	$20,562

Corporate debt securities	-	79,374		-	79,374
Total	$20,562	$79,374	$		$99,936

LION BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

(Amounts in thousands, except share information)

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

The Company issues restricted shares of its common stock for share-based compensation programs. The Company measures the compensation cost with respect to restricted shares to employees based upon the estimated fair value of the equity instruments at the date of the grant, and is recognized as expense over the period which an employee is required to provide services in exchange for the award.

The fair value of the Company’s common stock option grants is estimated using a Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model, and based on actual experience. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

Total stock-based compensation expense related to all of our stock-based awards was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Operating expenses	$1,492	$658	$3,726	$1,905
Research and development	895	282	2,050	817
Total stock-based compensation expense	$2,387	$940	$5,776	$2,722

LION BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

(Amounts in thousands, except share information)

Research and Development

Research and development costs consist primarily of fees paid to consultants and outside service providers, patent fees and costs, and other expenses relating to the acquisition, design, development and testing of the Company’s treatments and product candidates. Research and development costs are expensed as incurred, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate. The Company reviews the status of its research and development contracts on a quarterly basis.

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and short-term investments.

The Company maintains cash balances at one bank. As of September 30, 2015, the Company’s cash balances were in excess of insured limits maintained at this bank. Management believes that the financial institution that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists.

At September 30, 2015, the Company’s short-term investments were invested in short-term fixed income debt securities of domestic and foreign high credit issuers and in money market funds. The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on maturities and concentration by type and issuer. At September 30, 2015, approximately 56% of the Company’s short-term investments were invested in notes of five companies, 25% were invested in notes of various domestic issuers, and 19% were invested in notes of a foreign issuers. The average maturity of these notes was 66 days (See Note 3).

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

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

LION BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

(Amounts in thousands, except share information)

Reclassifications

In presenting the Company’s statement of operations for the three and nine month periods ended September 30, 2014, the Company has reclassified $0.8 million and $0.3 million, respectively, of stock-based compensation that was previously reflected as operating expenses to research and development expenses. The reclassification relates to stock-based compensation attributable to individuals working in the Company’s research and development activities, and had no impact on total costs and expenses, or on net loss.

NOTE 3. CASH, MONEY MARKET FUNDS, AND SHORT-TERM INVESTMENTS

Cash, money market funds, and short-term investments consist of the following (in thousands):

	September 30, 2015	December 31, 2014

Checking and savings accounts (reported as cash and cash equivalents)	$10,210	$45
Money market funds	20,562	-
Corporate debt securities (reported as short-term investments)	79,374	-
	$110,146	$45

Money market funds and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
		Unrealized	Unrealized
September 30, 2015	Cost	Gains	Gains	Fair Value
Money market funds	$20,562	$-	$-	$20,562
Corporate debt securities	79,336	38	-	79,374

Total	$99,897	$38	$-	$99,936

As of September 30, 2015, the contractual maturities of our money market funds and short-term investments were (in thousands):

Within One
Year
Money market funds	$20,562
Corporate debt securities	79,374
$99,936

At September 30, 2015,the Company’s short-term investments were invested in short-term fixed income debt securities and notes of domestic and foreign high credit issuers and in money market funds. The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on maturities and concentration by type and issuer. At September 30, 2015, the Company’s short-term investments totaled $80 million, of which 56% were invested in notes of five companies, 25% were invested in notes of other domestic issuers, and 19% were invested in notes of foreign issuers. The average maturity of these notes was 66 days. At September 30, 2015 the Company’s money-market funds totaled $20.6 million and were invested in a single fund, the Dreyfus Cash Management Money Market Fund, a no-load money market fund.

LION BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

(Amounts in thousands, except share information)

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following as of (in thousands):

	September 30, 2015	December 31, 2014
Laboratory equipment	$1,563	$688
Leasehold improvements	853	762
Computer, software, and office equipment	211	185
	2,627	1,635
Accumulated depreciation	(794)	(103)
	$1,833	$1,532

Depreciation expense for the three and nine months ended September 30, 2015 and 2014 was $266, $691, $5, and $23, respectively.

NOTE 5. STOCKHOLDERS’ EQUITY

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

Issuance of common stock upon conversion of preferred stock

During the nine months ended September 30, 2015, the Company issued 1,000,000 shares of common stock upon the conversion of 2,000 shares of Series A Convertible Preferred Stock. The number of conversion shares issued was determined on a formula basis of 500 common shares for each Series A Convertible Preferred Stock held consistent with the contract.

Common stock with vesting terms

During 2014, the Company granted 797,500 shares of its restricted common stock to nine of its employees in accordance with the terms of their employment agreements. The 797,500 shares vest over a period of three years. As these shares were granted to employees, the Company calculated the aggregate fair value of the 797,500 shares based on the trading prices of the Company’s stock at their grant dates and determined it to be $5.3 million, of which $1.3 million was expensed in 2014. The allocable portion of the fair value of the stock that vested during the nine months ended September 30, 2015 amounted to $1.5 million and was recognized as expense in the accompanying statements of operations. As of September 30, 2015, the amount of unvested compensation related to the unvested outstanding shares of restricted common stock was $2.5 million, which will be recorded as expense in future periods as the shares vest.

LION BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

(Amounts in thousands, except share information)

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

The following table summarizes restricted common stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested shares, January 1, 2015	757,500	$6.84
Granted
Vested	(233,499)	4.37
Forfeited	(30,000)	8.24
Non-vested shares, September 30, 2015	494,001	$6.56

NOTE 6. STOCK OPTIONS AND WARRANTS

Stock Options

A summary of the status of stock options at September 30, 2015, and the changes during the nine months then ended, is presented in the following table:

			Weighted
		Weighted	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Under	Exercise	Contractual	Value
	Option	Price	Life	(in thousands)
Outstanding at January 1, 2015	1,857,877	$7.31	8.2	$2,875
Granted	943,750	9.18	9.8
Exercised	(10,000)
Expired/Forfeited	(87,432)	5.92	7.29	-
Outstanding at September 30, 2015	2,704,195	$8.05	8.16	$64
Exercisable at September 30, 2015	883,449	$8.63	6.67	$98

During the nine months ended September 30, 2015, the Company granted options to purchase 943,750 shares of common stock to new employees and directors of the Company. The stock options generally vest between one and three years. The fair value of these options was determined to be $8.3 million using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 211%, (ii) discount rate of 1.57%, (iii) zero expected dividend yield, and (iv) expected life of 6 years.

LION BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

(Amounts in thousands, except share information)

During the nine months ended September 30, 2015 and 2014, the Company recorded compensation costs of $4.1 million and $1.9 million, respectively, relating to the vesting of stock options. As of September 30, 2015, the aggregate value of unvested options was $10.3 million, which will continue to be amortized as compensation cost as the options vest over terms ranging from nine months to three years, as applicable.

On September 19, 2014, The Company’s Board of Directors adopted the Lion Biotechnologies, Inc. 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by our stockholders at the annual meeting of stockholders held in November 2014. The 2014 Plan as approved by the stockholders authorized the issuance up to an aggregate of 2,350,000 shares of common stock. On April 10, 2015 the Board amended the 2014 Plan, subject to stockholder approval, to increase the total number of shares that can be issued under the 2014 Plan by 1,650,000 from 2,350,000 shares to 4,000,000 shares. The increase in shares available for issuance under the 2014 Plan was approved by stockholders on June 12, 2015.

Warrants

A summary of the status of stock warrants at September 30, 2015, and the changes during the nine months then ended, is presented in the following table:

			Weighted
		Weighted	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Under	Exercise	Contractual	Value
	Warrants	Price	Life	(in thousands)
Outstanding at December 31, 2014	11,084,426	$2.51	3.85 years	$59,518
Issued	-
Exercised	(3,847,210)	$2.50
Expired	-
Outstanding and exercisable at September 30, 2015	7,237,216	$2.51	3.3 years	$23,593

During the nine months ended September 30, 2015, the Company received $9.6 million in cash from the exercise of 3,847,210 warrants for the purchase of an equal number of shares of its common stock.

NOTE 7. LICENSE AND COMMITMENTS

National Institutes of Health and the National Cancer Institute

Cooperative Research and Development Agreement

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

LION BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

(Amounts in thousands, except share information)

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

National Institutes of Health

Development and Manufacture TIL

Effective October 5, 2011, the Company entered into a Patent License Agreement with the National Institutes of Health, an agency of the United States Public Health Service within the Department of Health and Human Services (“NIH”), which License Agreement was subsequently amended on February 9, 2015 and October 2, 2015. Pursuant to the License Agreement as amended, NIH granted to the Company an exclusive worldwide right and license to develop and manufacture certain proprietary autologous tumor infiltrating lymphocyte adoptive cell therapy products for the treatment of metastatic melanoma, ovarian cancer, breast cancer, and colorectal cancer. The License Agreement requires the Company to pay royalties based on a percentage of net sales (which percentage is in the mid-single digits and subject to certain annual minimum royalty payments), a percentage of revenues from sublicensing arrangements, and lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications and other direct costs incurred by NIH pursuant to the agreement.

NIH - Exclusive Patent License Agreement

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

In consideration for the exclusive rights granted under the exclusive Patent License Agreement, the Company agreed to pay the NIH a non-refundable upfront licensing fee which was recognized as research and development expense during the nine months ended September 30, 2015. The Company also agreed to pay customary royalties based on a percentage of net sales (which percentage is in the mid-single digits), a percentage of revenues from sublicensing arrangements, and lump sum benchmark payments upon the successful completion of the Company’s first Phase 2 clinical study, the successful completion of the Company’s first Phase 3 clinical study, the receipt of the first FDA approval or foreign equivalent for a licensed product or process resulting from the licensed technologies, the first commercial sale of a licensed product or process in the United States, and the first commercial sale of a licensed product or process in any foreign country.

H. Lee Moffitt Cancer Center

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

LION BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

(Amounts in thousands, except share information)

Pursuant to the Moffitt License Agreement, the Company paid an upfront licensing fee which was recognized as research and development expense during 2014. A patent issuance fee will also be payable under the Moffitt License Agreement, upon the issuance of the first U.S. patent covering the subject technology. In addition, the Company agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales (which percentage is in the low single digits) and sublicensing payments, as applicable, and annual minimum royalties beginning with the first sale of products based on the licensed technologies, which minimum royalties will be credited against the percentage royalty payments otherwise payable in that year. The Company will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the Moffitt License Agreement related to the treatment of any cancers in the United States, Europe and Japan and in other countries selected that the Company and Moffitt agreed to.

During the nine months ended September 30, 2015 and 2014, the Company recognized $2.5 million and $0.9 million respectively, of expenses related to its license agreements. The amounts were recorded as part of research and development expenses in the statement of operations. Additionally, during the nine months ended September 30, 2015, there were no net sales subject to certain annual minimum royalty payments or sales that would require us to pay a percentage of revenues from sublicensing arrangements. In addition, there were no benchmarks or milestones achieved that would require payment under the lump sum benchmark royalty payments on the achievement of certain clinical regulatory milestones for each of the various indications.

Future guaranteed commitments under all of the Company’s agreements amount to (in thousands):

Year	Amount
2015	$3,104
2016	2,874
Total	$5,978

NOTE 8. LEGAL PROCEEDINGS

On August 18, 2015, MBA Holdings, LLC filed a breach of contract lawsuit against the Company in the Superior Court of California, County of Los Angeles (MBA Holdings, LLC v. Lion Biotechnologies, Inc., Case BC 591513). The complaint alleges that the Company and MBA Holdings, LLC were parties to (i) a June 15, 2012 “Finder’s Fee Agreement”, (ii) a Confidentiality, Non-Disclosure and Non-Circumvention Agreement, dated June 13, 2012, and (iii) a Consulting Agreement, dated July 9, 2012, and that the Company breached these agreements by failing to compensate MBA Holdings for introducing Roth Capital Partners, LLC and Highline Research Advisors LLC to the Company in connection with the $23.3 million equity funding the Company completed in November 2013. MBA Holdings also alleges that the Company failed to register certain shares underlying a common stock purchase warrant that the Company issued to MBA Holdings. MBA Holdings has asked for damages in the amount of $7,746,000. The Company has not yet been served in the foregoing lawsuit.

The Company believes that there is no merit to the claims made by MBA Holdings in the complaint. On September 9, 2015 the Company provided MBA Holdings with evidence that the Company dealt with a certain investment banker on a financing transaction at least six months before MBA Holdings purportedly introduced the Company to the banker, and that a certain research analyst group were known to the Company prior to the purported introduction. Accordingly, the Company has demanded that MBA Holdings dismiss the lawsuit. To date, MBA Holdings has not served the complaint on the Company, dismissed the lawsuit, or responded to the Company’s last communications. Accordingly, on October 26, 2015 the Company renewed its demand on MBA and its counsel to dismiss the suit or face exposure to damages for malicious prosecution, voluntarily entered an appearance in the case, and initiated discovery proceedings for the purpose of pursuing an early resolution of the case in the Company’s favor. The Company intends to vigorously defend itself in this matter and will seek a prevailing-party award of its attorney’s fees and other litigation costs pursuant to contractual provisions in the agreements appended to MBA’s complaint.

There are no other pending legal proceedings to which the Company is a party or of which its property is the subject other than as previously reported.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this section, “we,” “our,” “ours” and “us” refer to Lion Biotechnologies, Inc.

This management’s discussion and analysis of financial condition as of September 30, 2015 and results of operations for the three- and nine month periods ended September 30, 2015 and 2014, respectively, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2014 which was filed with the SEC on March 16, 2015.

Forward-Looking Statements

The discussion below includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information in the “Risk Factors” section in our Form 10-K for the year ended December 31, 2014. The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Background on the Company and Recent Events Affecting our Financial Condition and Operations

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to eradicate cancer cells. Our lead program is an adoptive cell therapy utilizing tumor-infiltrating lymphocytes (TIL), which are T cells derived from patients’ tumors, for the treatment of metastatic melanoma. TIL therapy is being developed in collaboration with the National Cancer Institute (NCI). A patient’s immune system, particularly their TIL, plays an important role in identifying and killing cancer cells. TIL consist of a heterogeneous population of T cells that can recognize a wide variety of cancer-specific mutations and can overcome tumor escape mechanisms. TIL therapy involves growing a patient’s TIL in special culture conditions outside the patient’s body, or ex vivo, and then infusing the T cells back into the patient in combination with interleukin-2 (IL-2). By taking TIL away from the immune-suppressive tumor microenvironment in the patient, the T cells can rapidly proliferate. Billions of TIL, when infused back into the patient, are more able to search out and eradicate the tumor.

During the third quarter of 2015, we initiated a Phase 2 clinical trial of our lead product candidate, LN-144, for the treatment of refractory metastatic melanoma. The single-arm study is expected to enroll approximately 20 evaluable patients with metastatic melanoma whose disease has progressed following treatment with at least one systemic therapy. The purpose of the study is to evaluate the safety, efficacy and feasibility of autologous TIL infusion (LN-144). The trial’s primary endpoints include safety, and feasibility of LN-144 production using our central manufacturing process. Secondary outcome measures include an additional feasibility measure of number of patients successfully infused with LN-144 and best overall response rate.

In 2011, we acquired from the National Institutes of Health (NIH) a non-exclusive, worldwide right and license to certain NIH patents and patent applications to develop and manufacture autologous TIL for the treatment of metastatic melanoma, ovarian, breast, and colorectal cancers. Under a Cooperative Research and Development Agreement (CRADA) with the U.S. Department of Health and Human Services, as represented by the NCI, we support the in vitro development of improved methods for the generation and selection of TIL, the development of large-scale production of TIL, and clinical trials using these improved methods of generating TIL. On January 22, 2015, we executed an amendment to the CRADA to include four new indications. On February 9, 2015, the NIH granted us an exclusive, worldwide license to treat metastatic melanoma with TIL therapy, and on October 2, 2015, the NIH license agreement was amended to include the exclusive rights to treat breast, lung, bladder and HPV-associated cancers with TIL therapy. The amendment also removed our non-exclusive rights to treat colorectal and ovarian cancers with TIL therapy. In addition to our CRADA, we also conduct research and development on TIL technology at our research facility in Tampa, Florida.

Recent Developments

On March 3, 2015 we closed an underwritten public offering of 9,200,000 shares of our common stock, including shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares, at a price of $8.00 per share. The net proceeds to us from that public offering were approximately $68.3 million.

In July 2015, we leased temporary office space in New York, New York, until we locate a new office in New York to serve as our headquarters. The amount of rent we have to pay for our temporary offices is not material and may vary if we change or increase the number of offices we rent. Our Woodland Hills, California, offices were closed at end of August 2015.

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

Operating Expenses

Operating expenses include compensation-related costs for our employees engaged in general and administrative activities (other than employees engaged in research and development), legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the three months ended September 30, 2015, our operating expenses increased by $0.2 million, or 9%, and for the nine months ended September 30, 2015, our operating expenses increased by $1.1 million, or 18%, when compared to the same periods in 2014. The increase in our operating expenses during the three- and nine-month periods ended September 30, 2015 is due to the expansion of our company and an increase in our overall business activities, including increases in employment related expenses, insurance costs and investor relations expenses. Since September 30, 2014, we have increased the number of our officers and employees by 12 persons. In addition, in the three and nine month periods ended September 30, 2015, we incurred $1.5 million, and $3.7 million, respectively, of non-cash stock-based compensation costs, compared to $0.7 million and $1.9 million, respectively, for such costs in the same periods in 2014. Share based compensation includes stock and options granted to our executive officers, our employees, our directors, and our consultants and advisors. As a result of our increased operations and the additional employees, our operating expenses in the future are expected to continue to increase.

Research and Development.

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits for research and development employees and consultants, rent at our research and development facility in Tampa, Florida, cost of laboratory supplies, manufacturing expenses, and fees paid to third parties, including the NCI and our third party contractor that will process and manufacture LN-144 for our clinical trials in patients. Research and development expenses also included amounts paid (i) to the National Institutes of Health under terms of our two license agreements, and (ii) to the NCI under the CRADA. During the three- and nine-month periods ended September 30, 2015, our research and development costs increased by $4.4 million and $10.9 million respectively, when compared to the same periods in 2014. The increases are mainly attributable to the expansion of our CRADA in 2015, the general expansion of our research and development efforts, and the establishment of our Tampa, Florida, research facility in the fourth quarter of 2014. None of these expenses were incurred in the first nine months of 2014. Research and development expenses in the first three quarters of 2015 and 2014 include payments made under license agreements. In addition, in the three and nine month periods ended September 30, 2015, we incurred $0.9 million and $2.1 million, respectively, of non-cash stock-based compensation costs, compared to $0.3 million and $0.8 million, respectively, in the same periods in 2014. We anticipate that our research and development costs will continue to increase in the future as we increase our research and development activities and accelerate the development of our technologies and product candidates.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase over the next several years as we continue to conduct our clinical trial for our lead product candidate, LN-144, and as we increase our research and development efforts on other cancer indications. We also expect to incur increased research and development expenses as we selectively identify and develop additional product candidates and in other licensed cancer indications. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates.

The duration, costs and timing of our clinical trials and development of our product candidates will depend on a number of factors that include, but are not limited to, the number of patients that enroll in the trial, per patient trial costs, number of sites included in the trial, discontinuation rates of patients, duration of patient follow-up, efficacy and safety profile of the product candidate, and the length of time required to enroll eligible patients. Additionally, the probability of success for our product candidate will depend on a number of factors, including competition, manufacturing capability and commercial viability.

Net Loss

We had a net loss of $7.6 million and $19.3 million, for the three and nine month periods ended September 30, 2015, respectively, compared to $2.8 million and $7.2 million, for the three and nine month periods ended September 30, 2014, respectively. The increase in our net loss during 2015 is due to an increase in operating expenses, as described above, along with the expansion of our research and development activities. We anticipate that we will continue to incur net losses in the future as we continue to invest in our research and development, and we do not expect to generate any revenues in the near term.

Liquidity and Capital Resources

On March 3, 2015, we closed an underwritten public offering. The net proceeds to us from the public offering were $68.3 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. In addition, during the nine months ended September 30, 2015, holders of our common stock purchase warrants exercised warrants to purchase a total of 3,847,210 shares for an aggregate purchase price of $9.6 million. As a result, as of September 30, 2015, we had $110.1 million in cash and cash equivalents. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

During the remainder of 2015, we expect to further ramp up our operations and our research and development efforts, which will increase the amount of cash we will use in our operations. Our budget for the remainder of 2015 includes increased spending on research and development activities (including costs associated with a Phase 2 multi-center clinical trial to treat about 20 patients with refractory metastatic melanoma that we initiated in the third quarter of 2015), higher payroll expenses as we increase our professional staff, increased expenses for operating a new research and development facility in Tampa, Florida, as well as ongoing payments under the CRADA. Based on the funds we had available on September 30, 2015, we believe that we have sufficient capital to fund our anticipated operating expenses for at least 24 months.

As of September 30, 2015, we had no long-term debt obligations or other similar long-term liabilities other than various obligations under our CRADA and our license agreements. We have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets. We do not have any bank credit lines.

Cash Flow

Net Cash Used in Operating Activities

Net cash used in operating activities was $11.8 million for the nine months ended September 30, 2015, compared with $5.3 million for the nine months ended September 30, 2014. The increase in cash used in operating activities of approximately $5.5 million resulted from the increase in our net loss, partially offset by increases in non-cash stock compensation expense and depreciation.

Net Cash Flow from Investing Activities

Net cash used in investing activities was $100.9 million for the nine months ended September 30, 2015, compared with $0.2 million for the nine months ended September 30, 2014. The increase was primarily due to the short-term investment purchases of the cash proceeds received in our March 2015 public offering and, to a lesser extent, to purchases of laboratory equipment and furniture for our Tampa, Florida, laboratory. The Tampa facility did not exist during the 2014 period.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $78.0 million for the nine months ended September 30, 2015, compared with $3.0 million for the nine months ended September 30, 2014. The increase was due to net proceeds of $68.3 million received from the March 3, 2015 public offering of our common stock, and $9.6 million received from common stock warrant exercises. We received $3.0 million of net proceeds from common stock warrant exercises in the nine months ended September 30, 2014.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2014, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no changes to these policies since December 31, 2014 that are not included in Note 2 of the accompanying condensed consolidated financial statements for the nine months ended September 30, 2015. Readers are encouraged to read our Annual Report on Form 10-K in conjunction with this report.

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

Changes in Controls over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On August 18, 2015, MBA Holdings, LLC filed a breach of contract lawsuit against the Company in the Superior Court of California, County of Los Angeles (MBA Holdings, LLC v. Lion Biotechnologies, Inc., Case BC 591513). The complaint alleges that the Company and MBA Holdings, LLC were parties to (i) a June 15, 2012 “Finder’s Fee Agreement”, (ii) a Confidentiality, Non-Disclosure and Non-Circumvention Agreement, dated June 13, 2012, and (iii) a Consulting Agreement, dated July 9, 2012, and that the Company breached these agreements by failing to compensate MBA Holdings for introducing Roth Capital Partners, LLC and Highline Research Advisors LLC to the Company in connection with the $23.3 million equity funding the Company completed in November 2013. MBA Holdings also alleges that the Company failed to register certain shares underlying a common stock purchase warrant that the Company issued to MBA Holdings. MBA Holdings has asked for damages in the amount of $7,746,000. The Company has not yet been served in the foregoing lawsuit.

The Company believes that there is no merit to the claims made by MBA Holdings in the complaint. On September 9, 2015 the Company provided MBA Holdings with evidence that the Company dealt with a certain investment banker on a financing transaction at least six months before MBA Holdings purportedly introduced the Company to the banker, and that a certain research analyst group were known to the Company prior to the purported introduction. Accordingly, the Company has demanded that MBA Holdings dismiss the lawsuit. To date, MBA Holdings has not served the complaint on the Company, dismissed the lawsuit, or responded to the Company’s last communications. Accordingly, on October 26, 2015 the Company renewed its demand on MBA and its counsel to dismiss the suit or face exposure to damages for malicious prosecution, voluntarily entered an appearance in the case, and initiated discovery proceedings for the purpose of pursuing an early resolution of the case in the Company’s favor. The Company intends to vigorously defend itself in this matter and will seek a prevailing-party award of its attorney’s fees and other litigation costs pursuant to contractual provisions in the agreements appended to MBA’s complaint.

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

During the nine months ended September 30, 2015, 60 accredited investors who held warrants that we sold to them in the November 2013 in a private placement, exercised warrants to purchase 3,847,210 shares of common stock at an exercise price of $2.50 per share (for a total amount of $9.6 million). These shares were issued pursuant to an exemption available under Section 4(a)(2) of the Securities Act of 1933, as amended. No commissions were paid with respect to these warrants exercises.

Item 3.	Defaults Upon Senior Securities.

Nothing to report.

Item 4.	Mine Safety Disclosures

Nothing to report.

Item 5.	Other Information.

Nothing to report

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.47	First Amendment to Patent License Agreement-Exclusive, effective October 2, 2015, between the Company and the National Institutes of Health*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Extension Presentation Linkbase

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

Lion Biotechnologies, Inc.

November 6, 2015	By:	/s/ Elma Hawkins
Elma Hawkins
Chief Executive Officer (Principal Executive Officer)

November 6, 2015	By:	/s/ Molly Henderson
Molly Henderson
Chief Financial Officer (Principal Financial and Accounting Officer)

