Form 10-Q
period 2016-03-31
Lion Biotechnologies, Inc.
filed 2016-05-09
CIK 1425205

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __to__.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

At April 30, 2016, the issuer had 48,552,478 shares of common stock, par value $0.000041666 per share, outstanding.

LION BIOTECHNOLOGIES, INC.

FORM 10-Q

For the Quarter Ended March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

LION BIOTECHNOLOGIES, INC.
Condensed Balance Sheets (in thousands, except share information)

	March 31,	December 31,
	2016	2015
ASSETS	(unaudited)

Current Assets
Cash and cash equivalents	$8,943	$13,642
Money market funds	29,972	19,945
Short-term investments available for sale	60,251	70,113
Prepaid expenses and other current assets	193	277
Total Current Assets	99,359	103,977

Property and equipment, net of accumulated depreciation and amortization of $1,372 and $1,103, respectively	1,409	1,676
Total Assets	$100,768	$105,653

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$1,054	$958
Accrued expenses	690	586
Accrued payable to officers and former directors	86	86
Total Current Liabilities	1,830	1,630

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 1,694 shares issued and outstanding	-	-
Common stock, $0.000041666 par value; 150,000,000 shares authorized, 48,516,528 and 48,547,720 shares issued and outstanding, respectively	2	2
Common stock to be issued, 303,125 shares	245	245
Accumulated other comprehensive income	68	48
Additional paid-in capital	209,729	207,950
Accumulated deficit	(111,106)	(104,222)
Total Stockholders’ Equity	98,938	104,023
Total Liabilities and Stockholders’ Equity	$100,768	$105,653

The accompanying notes are an integral part of these condensed financial statements.

LION BIOTECHNOLOGIES, INC.
Condensed Statements of Operations
(in thousands, except per share information)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

Revenues	$-	$-

Costs and expenses
Research and development (including $585 and $387 in share-based compensation costs)	4,192	2,398
General and administrative (including $1,194 and $1,080 in share-based compensation costs)	2,818	2,900
Total costs and expenses	7,010	5,298

Loss from operations	(7,010)	(5,298)
Other income
Interest income	126	-
Net Loss	$(6,884)	$(5,298)

Net Loss Per Share, Basic and Diluted	$(0.14)	$(0.14)

Weighted-Average Common Shares Outstanding, Basic and Diluted	48,547,534	37,678,662

The accompanying notes are an integral part of these condensed financial statements.

LION BIOTECHNOLOGIES, INC.
Condensed Statements of Comprehensive Loss
(in thousands, except share information)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Net Loss	$(6,884)	$(5,298)
Other comprehensive income:
Unrealized gain on short-term investments	20	-
Comprehensive Loss	$(6,864)	$(5,298)

The accompanying notes are an integral part of these condensed financial statements.

LION BIOTECHNOLOGIES, INC.

Statement of Stockholders' Equity

For the Three Months Ended March 31,2016

(In thousands, except share information)

(Unaudited)

	Preferred Stock		Common Stock		Common Stock to	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Be Issued	Capital	Income	Deficit	Equity
Balance - January 1, 2016	1,694	$-	48,547,720	$2	$245	$207,950	$48	$(104,222)	$104,023

Fair value of vested stock options						1,483			1,483

Vesting of restricted shares issued for services						296			296

Cancellation of stock option and restricted shares issued for services			(31,192)			-			-

Unrealized gain on short- term investments							20		20

Net loss								(6,884)	(6,884)
Balance - March 31, 2016	1,694	$-	48,516,528	$2	$245	$209,729	$68	$(111,106)	$98,938

The accompanying notes are an integral part of these condensed financial statements.

LION BIOTECHNOLOGIES, INC.

Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(6,884)	$(5,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	269	185
Fair value of vested stock options	1,483	1,017
Common stock issued for services	296	450
Changes in assets and liabilities:
Prepaid expenses and other current assets	84	(62)
Accounts payable and accrued expenses	200	249
Net Cash Used In Operating Activities	(4,552)	(3,459)

Cash Flows From Investing Activities
Purchase of money market funds	(10,027)	-
Purchase of short- term investments	(29,273)	-
Maturities of short- term investments	39,155	-
Purchase of property and equipment	(2)	(782)
Net Cash Used In Investing Activities	(147)	(782)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock upon exercise of warrants	-	2,304
Proceeds from the issuance of common stock, net	-	68,308
Net Cash Provided By Financing Activities	-	70,612
Net (decrease) increase in cash and cash equivalents	(4,699)	66,371
Cash and Cash Equivalents, Beginning of Period	13,642	44,909
Cash and Cash Equivalents, End of Period	$8,943	$111,280
Supplemental Disclosures of Cash Flow Information:
Unrealized gain on short-term investments	$20	$-

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

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three months ended March 31, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2015 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2016. These financial statements should be read in conjunction with that report.

Liquidity

We are currently engaged in the development of therapeutics to fight cancer, we do not have any commercial products and have not yet generated any revenues from our biopharmaceutical business. We currently do not anticipate that we will generate any revenues during 2016 from the sale or licensing of any products. As shown in the accompanying condensed financial statements, we have incurred a net loss of $6.9 million for the three months ended March 31, 2016 and used $4.6 million of cash in our operating activities during the three months ended March 31, 2016. As of March 31, 2016, we had $99.2 million of cash, money market funds, and short-term investments on hand, stockholders’ equity of $98.9 million and had working capital of $97.5 million.

During 2016, we expect to further ramp up our clinical operations and research activities, which will increase the amount of cash we will use. Specifically, our budget for 2016 includes increased spending on Phase II clinical trials, research and development activities, higher payroll expenses as we increase our professional and scientific staff, as well as ongoing payments under our Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (NCI). We estimate that we will spend between $30- $35 million in cash during 2016. Based on the funds we had available on March 31, 2016, we believe that we have sufficient capital to fund our anticipated operating expenses for at least 12 months.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

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

Loss per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted until which time they vest, unless they are antidilutive. For the three month ended March 31, 2016, and 2015, the calculations of basic and diluted loss per share are the same because inclusion of potential dilutive securities in the computation would have an anti-dilutive effect due to the net losses.

At March 31, 2016 and 2015, the dilutive impact of outstanding stock options for 3,367,129 and 1,907,877 shares, respectively; outstanding warrants for 7,202,216 shares; and preferred stock that can convert into 847,000 shares of our common stock, have been excluded because their impact on the loss per share is anti-dilutive.

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

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of March 31, 2016
	Level 1	Level 2	Level 3	Total
Corporate debt securities	$-	$60,251	$-	$60,251
Total	$-	$60,251	$-	$60,251

	Assets at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Corporate debt securities	$-	$70,113	$-	$70,113
Total	$-	$70,113	$-	$90,058

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include valuation of available-for-sale investments, accounting for potential liabilities, the valuation allowance associated with the Company’s deferred tax assets, and the assumptions made in valuing stock instruments issued for services.

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

Total stock-based compensation expense related to all of our stock-based awards was as follows (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Research and development	$585	$387
General and administrative	1,194	1,080
Total stock-based compensation expense	$1,779	$1,467

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash.

The Company maintains cash balances at one bank. At times, the amount on deposit exceeds the federally insured limits. Management believes that the financial institution that holds the Company’s cash is financially sound and, accordingly, minimal credit risk exists. As of March 31, 2016 and 2015, the Company’s cash balances were in excess of insured limits maintained at the bank.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance will impact the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. All equity investments in unconsolidated entities (other than those accounted for under the equity method of accounting) will generally be measured at fair value with changes in fair value recognized through earnings. There will no longer be an available-for-sale classification for equity securities with readily determinable fair values in which changes in fair value are currently reported in other comprehensive income. In addition, the FASB clarified the need for a valuation allowance on deferred tax assets resulting from unrealized losses on available-for-sale debt securities. In general, the new guidance will require modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings. This guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted commencing January 1, 2017. We are currently evaluating the expected impact that the standard could have on our financial statements and related disclosures.

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

Reclassifications

In presenting the Company’s statement of operations for the three months ended March 31, 2015, the Company has reclassified $0.3 million, of stock-based compensation that was previously reflected as general and administrative expenses to research and development expenses. The reclassification relates to stock-based compensation attributable to individuals working in the Company’s research and development activities, and had no impact on total costs and expenses, or on net loss.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed financial statements.

NOTE 3. CASH, MONEY MARKET FUNDS, AND SHORT-TERM INVESTMENTS

Cash, money market funds, and short-term investments consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Checking and savings accounts (reported as cash and cash equivalents)	$8,943	$13,642
Money market funds	29,972	19,945
Corporate debt securities (reported as short-term investments)	60,251	70,113
	$99,166	$103,700

Money market funds and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
		Unrealized	Unrealized
March 31, 2016	Cost	Gains	Losses	Fair Value
Money market funds	$29,972	$-	$-	$29,972
Corporate debt securities	60,183	68	-	60,251
Total	$90,155	$68	$-	$90,223

		Gross	Gross
		Unrealized	Unrealized
December 31, 2015	Cost	Gains	Losses	Fair Value
Money market funds	$19,945	$-	$-	$19,945
Corporate debt securities	70,065	48	-	70,113
Total	$90,010	$48	$-	$90,058

As of March 31, 2016, the contractual maturities of our money market funds and short-term investments were (in thousands):

Within One
Year
Money market funds	$29,972
Corporate debt securities	60,251
$90,223

At March 31, 2016, the Company’s short-term investments were invested in short-term fixed income debt securities and notes of domestic and foreign high credit issuers and in money market funds.  The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on maturities and concentration by type and issuer.  At March 31, 2016, the Company’s short-term investments totaled $60.3 million, of which 50% were invested in notes of five companies, 44% were invested in notes of other domestic issuers, and 6% were invested in notes of foreign issuers.  The average maturity of these notes was 85 days. At March 31, 2016 the Company’s money-market funds totaled approximately $30 million and were invested in a single, no-load money market fund.

NOTE 4. STOCKHOLDERS’ EQUITY

During 2016, certain employees authorized the Company to cancel 41,193 vested shares to satisfy withholding requirements related to such vesting.  The cancellation is recorded as a reduction to shares outstanding.  Additionally, shares of restricted stock granted above are subject to forfeiture to the Company or other restrictions that will lapse in accordance with a vesting schedule determined by our Board.

The following table summarizes restricted common stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested shares, January 1, 2016	321,252	$6.96
Granted
Vested	(73,126)	6.40
Forfeited	-	-
Non-vested shares, March 31, 2016	248,126	$7.13

NOTE 5. STOCK OPTIONS AND WARRANTS

Stock Options

A summary of the status of stock options at March 31, 2016, and the changes during the three months then ended, is presented in the following table:

			Weighted
		Weighted	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Under	Exercise	Contractual	Value
	Option	Price	Life	(in thousands)
Outstanding at January 1, 2016	2,693,237	$8.12	8.02	$2,347
Granted	986,422	5.02	9.9
Exercised	-	-	-	-
Expired/Forfeited	(312,530)	8.01	-	-
Outstanding at March 31, 2016	3,367,129	$7.15	8.87	$185
Exercisable at March 31, 2016	1,151,221	$8.26	7.82	$24

During the three months ended March 31, 2016, the Company granted options to purchase 986,422 shares of common stock to new employees and directors of the Company. The stock options generally vest between one and three years. The fair value of these options was determined to be $4.8 million using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 194%, (ii) discount rate of 1.78%, (iii) zero expected dividend yield, and (iv) expected life of 6 years.

During the period ended March 31, 2016 and 2015, the Company recorded compensation costs of $1.5 million and $1.0 million, respectively, relating to the vesting of stock options. As of March 31, 2016, the aggregate value of unvested options was $12.8 million, which will continue to be amortized as compensation cost as the options vest over terms ranging from nine months to three years, as applicable.

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

During the three months ended March 31, 2016 and 2015, the Company recognized $0.8 million and $0.5 million respectively, of expenses related to its license agreements. The amounts were recorded as part of research and development expenses in the statements of operations. Additionally, during the three months ended March 31, 2016, there were no net sales subject to certain annual minimum royalty payments or sales that would require us to pay a percentage of revenues from sublicensing arrangements. In addition, there were no benchmarks or milestones achieved that would require payment under the lump sum benchmark royalty payments on the achievement of certain clinical regulatory milestones for each of the various indications.

Aggregate guaranteed commitments for 2016, under all of the Company’s license and research agreements, are approximately $2.1 million.

Tampa Lease

In December 2014, the Company commenced a five-year non-cancellable operating lease with the University of South Florida Research Foundation for an approximately 5,200 square foot facility located in Tampa, Florida. The facility is part of the University of South Florida research park and is used as the Company’s research and development facilities. The monthly base rent for this facility during the first year of the lease was $10,443 and will increase by 3% annually. The Company has the option to extend the lease term of this facility for an additional five-year period on the same terms and conditions, except that the base rent for the renewal term will be increased in accordance with the applicable consumer price index.

The minimum lease payments are as follows (in thousands):

Year	Amount
2016 (remaining)	$114
2017	157
2018	162
2019	167
$638

NOTE 7. LEGAL PROCEEDINGS

SEC Settlement. As previously disclosed, on April 23, 2014 we received a subpoena from the SEC that stated that the staff of the SEC was conducting an investigation then designated as In the Matter of Galena Biopharma, Inc. File No. HO 12346 (now known as In the Matter of Certain Stock Promotions) and that the subpoena was issued to the Company as part of the foregoing investigation. The SEC’s subpoena and accompanying letter did not indicate whether we were, or were not, under investigation. We produced documents in response to the subpoena and have since fully cooperated with the SEC’s investigation.

We have recently been informed by the Staff of the SEC that the SEC’s investigation, in part, involves the conduct of our former Chief Executive Officer, Manish singh, during the period between September 2013 and April 2014. We understand that, as it pertains to the Company’s former Chief Executive Officer, the investigation has focused on the failure by authors of certain articles about the Company to disclose that they were compensated by one of our former investor relations firms. We understand that it is the position of the SEC Staff that the conduct of our former Chief Executive Officer with respect to these articles may be imputed to the Company.

In order to resolve this matter, we have agreed with the Staff of the SEC to a proposed settlement framework under which we would consent to the entry of an order requiring that we cease and desist from any future violations of certain provisions of the federal securities laws, without admitting or denying any allegations. We are currently discussing with the Staff of the SEC whether the proposed settlement will involve the payment of a financial penalty. Because we do not yet know whether a financial penalty will be part of the proposed settlement and, if so, the amount of the financial penalty, we have not accrued a liability related to this matter. The proposed settlement is contingent upon reaching agreement with the Staff of the SEC on a complete set of settlement terms and approval by the Commissioners of the SEC, neither of which can be assured.

Solomon Capital, LLC. On April 8, 2016, a lawsuit titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff against Lion Biotechnologies, Inc. was filed by Solomon Capital, LLC, Solomon Capital 401(k) Trust, Solomon Sharbat and Shelhav Raff against the company in the Supreme Court of the State of New York County of New York (index no. 651881/2016). The plaintiffs allege that, between June and November 2012 they provided us with $52,850 and that they advanced and paid on our behalf an additional $170,000. The complaint further alleges that we agreed to (i) provide them with promissory notes totaling $222,850, plus interest, (ii) issue a total of 111,425 shares to the plaintiffs (before the 1-for-100 reverse stock effected in September 2013), and (iii) allow the plaintiffs to convert the foregoing funds into our securities in the next transaction. The plaintiffs allege that they should have been able to convert their advances and payments into shares of our common stock in the restructuring and reorganization that we effected in May 2013. Based on the foregoing, the plaintiffs allege causes for breach of contract and unjust enrichment and demand judgment against us in an unspecified amount exceeding $1,500,000, plus interest and attorneys’ fees. We have begun our investigation of the allegations made by the plaintiffs and intend to vigorously defend this matter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this section, “we,” “our,” “ours” and “us” refer to Lion Biotechnologies, Inc.

This management’s discussion and analysis of financial condition as of March 31, 2016 and results of operations for the periods ended March 31, 2016 and 2015, respectively, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2015 which was filed with the SEC on March 11, 2016.

Forward-Looking Statements

The discussion below includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information in the “Risk Factors” section in our Form 10-K for the year ended December 31, 2015. The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

During the third quarter of 2015, we initiated a Phase 2 clinical trial of our lead product candidate, LN-144, for the treatment of refractory metastatic melanoma. The purpose of the single-arm study is to evaluate the safety, efficacy and feasibility of autologous TIL infusion (LN-144).

In 2011, we acquired from the National Institutes of Health (NIH) a non-exclusive, worldwide right and license to certain NIH patents and patent applications to develop and manufacture autologous TIL for the treatment of metastatic melanoma, ovarian, breast, and colorectal cancers. Under a Cooperative Research and Development Agreement (CRADA) with the U.S. Department of Health and Human Services, as represented by the NCI, we support the in vitro development of improved methods for the generation and selection of TIL, the development of large-scale production of TIL, and clinical trials using these improved methods of generating TIL. On January 22, 2015, we executed an amendment to the CRADA to include four new indications. On February 9, 2015, the NIH granted us an exclusive, worldwide license to treat metastatic melanoma with TIL therapy, and on October 2, 2015, the NIH license agreement was amended to include the exclusive rights to treat breast, lung, bladder and HPV-associated cancers with TIL therapy. The amendment also removed our non-exclusive rights to treat colorectal and ovarian cancers with TIL therapy. Under the currently amended CRADA, we are required to pay the NIH a total of $0.3 million annually. In addition to our CRADA, we also conduct research and development on TIL technology at our research facility in Tampa, Florida.

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

Research and Development

	For the Three Months Ended March 31,		Aggregate Change
	2016	2015	2016 from 2015
Research and development	$4,192	$2,398	$1,794
Stock-based compensation expense included in research and development expense	$585	$387	$198

Research and development expense consists of costs incurred in performing research and development activities, clinical trials, personnel costs for research and development employees and consultants, rent at our research and development facility in Tampa, Florida, cost of laboratory supplies, manufacturing expenses, and fees paid to third parties, including the NCI and our third party contract manufacturer that will process and manufacture our products for our clinical trial. Research and development expenses also included amounts paid to the National Institutes of Health under terms of our license agreements, and to the NCI under the CRADA. During the three months ended March 31, 2016, our research and development costs increased by $1.8 million, or 75% when compared to the same period in 2015 due to the general expansion of our research and development efforts, the expansion of our Tampa, Florida, research facility and the initiation of our Phase II clinical trial. For the three months ended March 31, 2016 and 2015 we incurred $0.6 million and $0.4 million, respectively, of non-cash stock-based compensation costs. The increases in our research and development expenses are attributable to the increase in our hiring in support of our increased clinical development activities.

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

General and Administrative

	For the Three Months Ended March 31,		Aggregate Change
	2016	2015	2016 from 2015
General and Administrative expenses	$2,818	$2,900	$(82)
Stock-based compensation expense included in general and administrative expense	$1,194	$1,080	$114

General and administrative expenses include compensation-related costs for our employees engaged in general and administrative activities (other than employees engaged in research and development), legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the three months ended March 31, 2016, our general and administrative expenses remained consistent when compared to the same period in 2015. In addition, in the three month periods ended March 31, 2016 and 2015 we incurred $1.1 million, and $1.0 million, respectively, of non-cash stock-based compensation costs. Share based compensation includes stock and options granted to our executive officers, our employees, our directors, and our consultants and advisors. As a result of our increased operations and the additional employees, our general and administrative expenses in the future are expected to continue to increase.

Net Loss

We had a net loss of $6.9 million and $5.3 million, for the three months ended March 31, 2016 and 2015, respectively. The increase in our net loss during 2016 is due to an increase in research and development expenses, as described above, specifically the expansion of our clinical trial activities. We anticipate that we will continue to incur net losses in the future as we continue to invest in our research and development, and we do not expect to generate any revenues in the near term.

Liquidity and Capital Resources

As a result, as of March 31, 2016, we had cash, cash equivalents and short-term investments of $99.2 million. As of March 31, 2016, we had $97.5 million of working capital.

As of March 31, 2016, we had no long-term debt obligations or other similar long-term liabilities other than various obligations under our CRADA and our license agreements. We have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets. We do not have any bank credit lines. Based on the funds we had available on March 31, 2016, we believe that we have sufficient capital to fund our anticipated operating expenses for at least 12 months.

Cash Flows from Operating, Investing and Financing Activities (in thousands):

	For three months ended March 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$(4,552)	$(3,459)
Investing activities	(147)	(782)
Financing activities	-	70,612
Net (decrease) increase in cash and cash equivalents	$(4,699)	$66,371

Net cash used in operating activities was approximately $4.6 million for the first three months of 2016 compared to approximately $3.4 million in the same period in 2015. Net cash used in operating activities primarily consisted of cash payments related to the increased spending within our research and development group in support of our clinical development programs as well as the increase in our administrative functions as we scale up our business to support of the clinical activities. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned clinical trials.

Net cash used in investing activities was approximately $0.1 million for the quarter ended March 31, 2016 compared to net cash used in investing activities of approximately $0.8 million in the first quarter of 2015. Net cash used in investing activities so far in 2016 related to net purchases of short-term investments and capital expenditures. Capital expenditures for the first quarter ended March 31, 2016 were approximately $0.02 million and $0.7 in 2016 and 2015, respectively. The objective of the company’s investment policy is to ensure the safety and preservation of its capital while maximizing total return.

Net cash provided by financing activities was $0 in 2016 compared to approximately $70.6 million in 2015 due to the underwritten public offering that occurred in March 2015 .

Off-Balance Sheet Arrangements

At March 31, 2016, we had no obligations that would require disclosure as off-balance sheet arrangements.

Critical Accounting Policies and Estimates

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

The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. There were no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015

Inflation

Inflation and changing prices have had no effect on our continuing operations over our two most recent fiscal years.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our marketable securities, we believe that we are not exposed to any material market risk. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three months ended March 31, 2016, it would not have had a material effect on our results of operations or cash flows for that period.

Item 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

SEC Settlement. As previously disclosed, on April 23, 2014 we received a subpoena from the SEC that stated that the staff of the SEC was conducting an investigation then designated as In the Matter of Galena Biopharma, Inc. File No. HO 12346 (now known as In the Matter of Certain Stock Promotions) and that the subpoena was issued to the Company as part of the foregoing investigation. The SEC’s subpoena and accompanying letter did not indicate whether we were, or were not, under investigation. We produced documents in response to the subpoena and have since fully cooperated with the SEC’s investigation.

We have recently been informed by the Staff of the SEC that the SEC’s investigation, in part, involves the conduct of our former Chief Executive Officer, Manish Singh, during the period between September 2013 and April 2014. We understand that, as it pertains to the Company’s former Chief Executive Officer, the investigation has focused on the failure by authors of certain articles about the Company to disclose that they were compensated by one of our former investor relations firms. We understand that it is the position of the SEC Staff that the conduct of our former Chief Executive Officer with respect to these articles may be imputed to the Company.

In order to resolve this matter, we have agreed with the Staff of the SEC to a proposed settlement framework under which we would consent to the entry of an order requiring that we cease and desist from any future violations of certain provisions of the federal securities laws, without admitting or denying any allegations. We are currently discussing with the Staff of the SEC whether the proposed settlement will involve the payment of a financial penalty. Because we do not yet know whether a financial penalty will be part of the proposed settlement and, if so, the amount of the financial penalty, we have not accrued a liability related to this matter. The proposed settlement is contingent upon reaching agreement with the Staff of the SEC on a complete set of settlement terms and approval by the Commissioners of the SEC, neither of which can be assured.

Solomon Capital, LLC. On April 8, 2016, a lawsuit titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff against Lion Biotechnologies, Inc. was filed by Solomon Capital, LLC, Solomon Capital 401(k) Trust, Solomon Sharbat and Shelhav Raff against the company in the Supreme Court of the State of New York County of New York (index no. 651881/2016). The plaintiffs allege that, between June and November 2012 they provided us with $52,850 and that they advanced and paid on our behalf an additional $170,000. The complaint further alleges that we agreed to (i) provide them with promissory notes totaling $222,850, plus interest, (ii) issue a total of 111,425 shares to the plaintiffs (before the 1-for-100 reverse stock effected in September 2013), and (iii) allow the plaintiffs to convert the foregoing funds into our securities in the next transaction. The plaintiffs allege that they should have been able to convert their advances and payments into shares of our common stock in the restructuring and reorganization that we effected in May 2013. Based on the foregoing, the plaintiffs allege causes for breach of contract and unjust enrichment and demand judgment against us in an unspecified amount exceeding $1,500,000, plus interest and attorneys’ fees. We have begun our investigation of the allegations made by the plaintiffs and intend to vigorously defend this matter.

Item 1A.	Risk Factors

Information regarding risk factors appears under “Risk Factors” included in Item 1A, Part I, and under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes from the risk factors previously disclosed in the above-mentioned periodic report.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

Nothing to report.

Item 3.	Defaults Upon Senior Securities.

Nothing to report.

Item 4.	Mine Safety Disclosures

Nothing to report.

Item 5.	Other Information.

Nothing to report.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Employment Agreement, dated January 22, 2016, between Lion Biotechnologies, Inc. and Steven A. Fischkoff, MD
10.2	Employment Agreement, dated March 28, 2016, between Lion Biotechnologies, Inc. and Michael T. Lotze, MD
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lion Biotechnologies, Inc.

May 9, 2016	By:	/s/ Elma Hawkins
Elma Hawkins
Chief Executive Officer (Principal Executive Officer)

May 9, 2016	By:	/s/ Molly Henderson
Molly Henderson
Chief Financial Officer (Principal Financial and Accounting Officer)