Form 10-Q
period 2016-06-30
Lion Biotechnologies, Inc.
filed 2016-08-09
CIK 1425205

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

At July 28, 2016, the issuer had 58,436,579 shares of common stock, par value $0.000041666 per share, outstanding.

LION BIOTECHNOLOGIES, INC.

FORM 10-Q

For the Quarter Ended June 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

LION BIOTECHNOLOGIES, INC.

Condensed Balance Sheets

(in thousands, except share information)

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$101,222	$13,642
Money market funds	19,744	19,945
Short-term investments available for sale	70,602	70,113
Prepaid expenses and other current assets	782	277
Total Current Assets	192,350	103,977

Property and equipment, net of accumulated depreciation and amortization of $1,643 and $1,103, respectively	1,192	1,676
Total Assets	$193,542	$105,653

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$725	$958
Accrued expenses	3,881	672
Total Current Liabilities	4,606	1,630

Commitments and contingencies

Stockholders’ Equity
Series A Preferred stock, $0.001 par value; 17,000 shares authorized, 1,694 shares issued and outstanding, respectively	-	-
Series B Preferred stock, $0.001 par value; 11,500,000 shares authorized, 11,368,633 and 0 shares issued and outstanding (aggregate liquidation value of $54,001), respectively	11	-
Common stock, $0.000041666 par value; 150,000,000 shares authorized, 58,388,905 and 48,547,720 shares issued and outstanding, respectively	3	2
Common stock to be issued, 303,125 shares	245	245
Accumulated other comprehensive income	78	48
Additional paid-in capital	311,268	207,950
Accumulated deficit	(122,669)	(104,222)
Total Stockholders’ Equity	188,936	104,023
Total Liabilities and Stockholders’ Equity	$193,542	$105,653

The accompanying notes are an integral part of these condensed financial statements.

LION BIOTECHNOLOGIES, INC.

Condensed Statements of Operations

(In thousands, except share information)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-

Costs and expenses

Research and development	4,463	4,055	8,655	6,841

General and administrative	7,264	2,385	10,082	4,897
Total costs and expenses	11,727	6,440	18,737	11,738

Loss from operations	(11,727)	(6,440)	(18,737)	(11,738)
Other income

Interest income	164	73	290	73
Net Loss	$(11,563)	$(6,367)	$(18,447)	$(11,665)

Net Loss Per Share, Basic and Diluted	$(0.23)	$(0.14)	$(0.37)	$(0.28)

Weighted-Average Common Shares Outstanding, Basic and Diluted	51,081,519	45,082,176	49,807,355	41,413,501

The accompanying notes are an integral part of these condensed financial statements.

Condensed Statements of Comprehensive Loss

(in thousands, except share information)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net Loss	$(11,563)	$(6,367)	$(18,447)	$(11,665)
Other comprehensive income:
Unrealized gain on short-term investments	10	22	30	22
Comprehensive Loss	$(11,553)	$(6,345)	$(18,417)	$(11,643)

The accompanying notes are an integral part of these condensed financial statements.

LION BIOTECHNOLOGIES, INC.

Statement of Stockholders' Equity

For the Six Months Ended June 30, 2016

(In thousands, except share information)

(Unaudited)

							Common	Additional			Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Stock to	Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Be Issued	Capital	Income	Deficit	Equity
Balance - January 1, 2016	1,694	$-	-	$-	48,547,720	$2	$245	$207,950	$48	$(104,222)	$104,023

Fair value of vested stock options								6,068			6,068

Vesting of restricted shares issued for services								1,068			1,068

Tax payments related to shares witheld for vested restricted stock units								(349)			(349)

Common stock issued upon exercise of warrants					248,500			621			621

Common stock issued upon exercise of stock options					37,066			237			237

Common stock sold in private placement, net of offering costs					9,684,000	1		44,008			44,009

Preferred stock sold in private placement, net of offering costs			11,368,633	11				51,665			51,676

Cancellation of restricted shares issued for services					(128,381)	-					-

Unrealized gain on short- term investments									30		30

Net loss										(18,447)	(18,447)
Balance - June 30, 2016	1,694	$-	11,368,633	$11	58,388,905	$3	$245	$311,268	$78	$(122,669)	$188,936

The accompanying notes are an integral part of these condensed financial statements.

LION BIOTECHNOLOGIES, INC.

Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(18,447)	$(11,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	540	425
Fair value of vested stock options	6,068	2,301
Common stock issued for services	1,068	1,088
Changes in assets and liabilities:
Prepaid expenses and other current assets	(505)	(312)
Accounts payable and accrued expenses	2,976	204
Net Cash Used In Operating Activities	(8,300)	(7,959)

Cash Flows From Investing Activities
Liquidation (Purchase) of money market funds	201	(7,477)
Purchase of short- term investments	(68,340)	(96,281)
Maturities of short- term investments	67,881	4,000
Purchase of property and equipment	(56)	(919)
Net Cash Used In Investing Activities	(314)	(100,677)

Cash Flows From Financing Activities
Tax payments related to shares withheld for vested restricted stock units	(349)	-
Proceeds from the issuance of common stock upon exercise of warrants	621	7,975
Proceeds from the issuance of common stock upon exercise of stock options	237	-
Proceeds from the issuance of preferred and common stock, net	95,685	68,308
Net Cash Provided By Financing Activities	96,194	76,283
Net increase (decrease) in cash and cash equivalents	87,580	(32,353)
Cash and Cash Equivalents, Beginning of Period	13,642	44,909
Cash and Cash Equivalents, End of Period	$101,222	$12,556
Interest	$-	$-
Taxes	$-	$-
Supplemental Disclosures of Cash Flow Information:
Unrealized gain on short-term investments	$30	$22

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

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three and six months ended June 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2015 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2016. These financial statements should be read in conjunction with that report.

Liquidity

We are currently engaged in the development of therapeutics to fight cancer, we do not have any commercial products and have not yet generated any revenues from our biopharmaceutical business. We currently do not anticipate that we will generate any revenues during 2016 from the sale or licensing of any products. As shown in the accompanying condensed financial statements, we have incurred a net loss of $18.4 million for the six months ended June 30, 2016 and used $8.3 million of cash in our operating activities during the six months ended June 30, 2016. As of June 30, 2016, we had $191.6 million of cash, money market funds, and short-term investments on hand, stockholders’ equity of $188.9 million and had working capital of $187.7 million.

During 2016, we expect to further ramp up our clinical operations and research activities, which will increase the amount of cash we will use. Specifically, our budget for 2016 includes increased spending on clinical trials, research and development activities, higher payroll expenses as we increase our professional and scientific staff, as well as anticipated ongoing payments under our Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (NCI). Based on the funds we had available on June 30, 2016, we believe that we have sufficient capital to fund our anticipated operating expenses for at least 12 months from the date of filing this quarterly report.

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

Loss per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted until which time they vest, unless they are antidilutive. For the six month ended June 30, 2016, and 2015, the calculations of basic and diluted loss per share are the same because inclusion of potential dilutive securities in the computation would have an anti-dilutive effect due to the net losses.

At June 30, 2016 and 2015, the dilutive impact of outstanding stock options for 4,270,989 and 2,238,877 shares, respectively; outstanding warrants for 6,953,716 and 11,427,764 shares, respectively; and preferred stock that can convert into 847,000 and 2,847,000 shares of our common stock, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

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

The Company believes the carrying amount of its financial instruments (consisting of cash and cash equivalents, money market fund and accounts payable and accrued expenses) approximates fair value due to the short-term nature of such instruments.

Fair Value on a Recurring Basis

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of June 30, 2016
	Level 1	Level 2	Level 3	Total
Corporate debt securities	$-	$70,602	$-	$70,602
Total	$-	$70,602	$-	$70,602

	Assets at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Corporate debt securities	$-	$70,113	$-	$70,113
Total	$-	$70,113	$-	$70,113

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

Total stock-based compensation expense related to all of our stock-based awards was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$593	$809	$1,178	$1,584
General and administrative	4,764	1,114	5,958	1,805
Total stock-based compensation expense	$5,357	$1,923	$7,136	$3,389

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash.

The Company maintains cash balances at one bank. At times, the amount on deposit exceeds the federally insured limits. Management believes that the financial institution that holds the Company’s cash is financially sound and, accordingly, minimal credit risk exists. As of June 30, 2016 and 2015, the Company’s cash balances were in excess of insured limits maintained at the bank.

Preferred Stock

The Company applies the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as stockholders’ equity.

Convertible Instruments

The Company applies the accounting standards for derivatives and hedging and for distinguishing liabilities from equity when accounting for hybrid contracts that feature conversion options. The accounting standards require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (i) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (ii) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (iii) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in results of operations.

Conversion options that contain variable settlement features such as provisions to adjust the conversion price upon subsequent issuances of equity or equity linked securities at exercise prices more favorable than that featured in the hybrid contract generally result in their bifurcation from the host instrument.

The Company also records, when necessary, deemed dividends for the intrinsic value of the conversion options embedded in preferred stock based upon the difference between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the preferred stock.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net loss.

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

NOTE 3. CASH, MONEY MARKET FUNDS, AND SHORT-TERM INVESTMENTS

Cash, money market funds, and short-term investments consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
Checking and savings accounts (reported as cash and cash equivalents)	$101,222	$13,642
Money market funds	19,744	19,945
Corporate debt securities (reported as short-term investments)	70,602	70,113
	$191,568	$103,700

Money market funds and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
		Unrealized	Unrealized
June 30, 2016	Cost	Gains	Losses	Fair Value
Money market funds	$19,744	$-	$-	$19,744
Corporate debt securities	70,524	78	-	70,602
Total	$90,268	$78	$-	$90,346

		Gross	Gross
		Unrealized	Unrealized
December 31, 2015	Cost	Gains	Losses	Fair Value
Money market funds	$19,945	$-	$-	$19,945
Corporate debt securities	70,065	48	-	70,113
Total	$90,010	$48	$-	$90,058

As of June 30, 2016, the contractual maturities of our money market funds and short-term investments were (in thousands):

Within One
Year
Money market funds	$19,744
Corporate debt securities	70,602
$90,346

At June 30, 2016, the Company’s short-term investments were invested in short-term fixed income debt securities and notes of domestic and foreign high credit issuers and in money market funds.  The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on maturities and concentration by type and issuer.  At June 30, 2016, the Company’s short-term investments totaled $70.6 million, of which 53% were invested in notes of five companies, 80% were invested in notes of other domestic issuers, and 20% were invested in notes of foreign issuers.  The average maturity of these notes was 114 days. At June 30, 2016 the Company’s money-market funds totaled approximately $19.7 million and were invested in a single, no-load money market fund.

NOTE 4. STOCKHOLDERS’ EQUITY

Series B Preferred Stock

In June 2016, the Company created a new class of Preferred Stock designated as Series B Preferred Stock. The rights of the Series B Preferred are set forth in the Certificate of Designation of Preferences and Rights of Series B Preferred Stock (the “Series B Certificate of Designation”). A total of 11,500,000 shares of Series B Preferred are authorized for issuance under the Certificate of Designation. The shares of Series B Preferred have a stated value of $4.75 per share and, if stockholder approval of the conversion feature is obtained, will be convertible into shares of common stock at an initial conversion price of $4.75 per share.

Holders of the Series B Preferred are entitled to dividends on an as-if-converted basis in the same form as any dividends actually paid on shares of our Series A Preferred or other securities. So long as any Series B Preferred remains outstanding, the Company may not redeem, purchase or otherwise acquire any material amount of our Series A Preferred or other securities.

Private Placement

On June 2, 2016, the Company entered into a securities purchase agreement with various institutional and individual accredited investors to raise gross proceeds of $100 million in a private placement (the “Private Placement”). On June 7, 2016, the Company completed the Private Placement. In the Private Placement, the Company issued (i) 9,684,000 shares of its common stock and (ii) 11,368,633 shares of its new Series B Preferred Stock (the “Series B Preferred”). The shares of common stock and Series B Preferred were sold for $4.75 per share. The shares of Series B Preferred are not currently convertible into common stock and, except as required by law, are non-voting. On July 7, 2016 the Company filed a proxy statement with the SEC with respect to a stockholders meeting to be held on August 16, 2016 at which the stockholders will be asked to vote on a proposal to permit the Series B Preferred to become convertible into shares of the Company’s common stock and to permit the issuance of shares of common stock upon such conversion. If the requisite stockholder approval is obtained, the Series B Preferred will be convertible into shares of common stock at an initial conversion price of $4.75 per share. The Company will account for the conversion feature associated with the Series B Preferred Stock if and when stockholder approval is received and the conversion feature is no longer contingent.

The Company received net proceeds of approximately $95.7 million from the Private Placement, after paying placement agent fees and estimated offering expenses.

On June 2, 2016, in connection with the Purchase Agreement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the investors pursuant to which the Company agreed to file with the Securities and Exchange Commission, or the SEC, within 30 days of the closing of the private placement under the Purchase Agreement, a registration statement covering the resale by the investors of the shares of common stock purchased by them. The Company also agreed in the Registration Rights Agreement to file with the SEC within 30 days of any stockholders meeting approving the conversion feature of the Series B Preferred Stock, a registration statement covering the resale of the shares of our common stock issuable upon conversion of their shares of Series B Preferred Stock by the holders of shares of Series B Preferred Stock. The Company also agreed to use its best efforts to have the respective registration statements declared effective as soon as practicable upon filing, but in any event within 90 days after filing. The Registration Rights Agreement provides, among other things, that in the event (i) the Company does not file either registration statement within the prescribed time period, (ii) the SEC does not declare effective either registration statement within the prescribed time period or (iii) either registration statement ceases to be effective under certain circumstances, the Company will pay to the holders on the occurrence of each such event and for each 30-day period thereafter until the applicable event is cured, an amount in cash equal to 1% of the aggregate amount invested (or outstanding, as specified in greater detail in the Registration Rights Agreement) by the holders under the Purchase Agreement for each 30-day period (prorated for any period of less than 30 days) during which such registration statement was not effective. The Company filed the registration statement under Form S-1 on July 1, 2016 to fulfill certain of its contractual obligations to the investors in the Private Placement under a registration rights agreement it entered into pursuant to the Securities Purchase Agreement.

Common stock with vesting terms

During 2016, certain employees authorized the Company to cancel 98,381 vested shares to satisfy withholding requirements related to such vesting. The cancellation is recorded as a reduction to shares outstanding.  Additionally, shares of restricted stock granted below are subject to forfeiture to the Company or other restrictions that will lapse in accordance with a vesting schedule determined by our Board.

The following table summarizes restricted common stock activity:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested shares, January 1, 2016	321,252	$6.96
Granted	-
Vested	(182,501)	6.21
Forfeited	(40,001)
Non-vested shares, June 30, 2016	98,750	$8.14

Restricted Stock Units

On June 1, 2016, we entered into a restricted stock unit agreement with the Company’s new Chief Executive Officer pursuant to which we granted her 550,000 non-transferrable restricted stock units at fair market value of $5.87 per share as an inducement of employment pursuant to the exception to The NASDAQ Global Market rules that generally require stockholder approval of equity incentive plans.  The 550,000 restricted stock units will vest in installments as follows: (i) 137,500 restricted stock units will vest upon the first anniversary of the effective date of her employment agreement; (ii) 275,000 restricted stock units will vest upon the satisfaction of certain clinical trial milestones; and (iii) 137,500 restricted stock units will vest in equal monthly installments over the 36-month period following the first anniversary of the effective date of her employment, provided that Dr. Fardis has been continuously employed with the Company as of such vesting dates.

NOTE 5. STOCK OPTIONS AND WARRANTS

Stock Options

A summary of the status of stock options at June 30, 2016, and the changes during the six months then ended, is presented in the following table:

			Weighted
		Weighted	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Under	Exercise	Contractual	Value
	Option	Price	Life	(in thousands)
Outstanding at January 1, 2016	2,693,237	$8.12	8.02	$2,347
Granted	2,264,983	5.71	9.9	5,417
Exercised	(37,066)	6.40	-	-
Expired/Forfeited	(650,165)	8.44	-	-
Outstanding at June 30, 2016	4,270,989	$6.75	9.06	$7,688
Exercisable at June 30, 2016	1,865,205	$7.19	8.38	$3,228

During the six months ended June 30, 2016, the Company granted options to purchase 2,264,983 shares of common stock to employees of the Company. The stock options generally vest between one and three years. The fair value of these options was determined to be $12.7 million using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 199%, (ii) discount rate of 1.37%, (iii) zero expected dividend yield, and (iv) expected life of 6 years.

During the six months ended June 30, 2016 and 2015, the Company recorded compensation costs of $6.1 million and $2.3 million, respectively, and for the three months ended June 30, 2016 and 2015, the Company recorded compensation costs of $4.5 million and $1.3 million, relating to the vesting of stock options. As of June 30, 2016, the aggregate value of unvested options was $13.7 million, which will continue to be amortized as compensation cost as the options vest over terms ranging from nine months to three years, as applicable.

Warrants

A summary of the status of stock warrants at June 30, 2016, and the changes during the six months then ended, is presented in the following table:

			Weighted
		Weighted	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Under	Exercise	Contractual	Value
	Warrants	Price	Life	(in thousands)
Outstanding at January 1, 2016	7,202,216	$2.51	3.3 years	$37,596
Issued	-	-
Exercised	(248,500)	$2.50
Expired	-	-
Outstanding and exercisable at June 30, 2016	6,953,716	$2.51	2.7 years	$40,332

During the six months ended June 30, 2016, the Company received $0.6 million in cash from the exercise of 248,500 warrants for the purchase of an equal number of shares of its common stock.

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

On January 22, 2015, the Company executed an amendment (the “Amendment”) to the CRADA to include four new indications. As amended, in addition to metastatic melanoma, the CRADA now also includes the development of TIL therapy for the treatment of patients with bladder, lung, triple-negative breast, and HPV-associated cancers. Under the Amendment, the NCI also has agreed to provide the Company with samples of all tumors covered by the Amendment for performing studies related to improving TIL selection and/or TIL scale-out production and process development. The CRADA expired on August 5, 2016 and the NCI and the Company are finalizing the terms of an amendment to extend the term of the CRADA for another five year period.

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

H. Lee Moffitt Cancer Center

Research Collaboration Agreement

In September, 2014, the Company entered into a research collaboration agreement with the H. Lee Moffitt Cancer Center and Research Institute, Inc. to jointly engage in transitional research and development of adoptive tumor-infiltrating lymphocyte cell therapy with improved anti-tumor properties and process.

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

During the six months ended June 30, 2016 and 2015, the Company recognized $0.9 million and $1.4 million respectively, of expenses related to its license agreements. The amounts were recorded as part of research and development expenses in the statements of operations. Additionally, during the six months ended June 30, 2016, there were no net sales subject to certain annual minimum royalty payments or sales that would require us to pay a percentage of revenues from sublicensing arrangements. In addition, there were no benchmarks or milestones achieved that would require payment under the lump sum benchmark royalty payments on the achievement of certain clinical regulatory milestones for each of the various indications.

Aggregate guaranteed commitments for the remainder of 2016, under all of the Company’s license and research agreements, are approximately $1.7 million.

Lease Obligations

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

On August 4, 2016, the Company entered into an agreement to lease 8,733 square feet in San Carlos, California. The term of the lease is 54 months subsequent to the commencement date, and total expected rental payments under the lease are expected to be $2.1 million.

The minimum lease payments are as follows (in thousands):

Year	Amount
2016 (remaining)	$76
2017	610
2018	628
2019	647
2020	495
2021	169
$2,625

NOTE 7. LEGAL PROCEEDINGS

SEC Settlement. As previously disclosed, on April 23, 2014 the Company received a subpoena from the SEC that stated that the staff of the SEC was conducting an investigation then designated as In the Matter of Galena Biopharma, Inc. File No. HO 12346 (now known as In the Matter of Certain Stock Promotions) and that the subpoena was issued to the Company as part of the foregoing investigation. The SEC’s subpoena and accompanying letter did not indicate whether the Company was, or was not, under investigation. The Company produced documents in response to the subpoena and have since fully cooperated with the SEC’s investigation.

The Company has recently been informed by the Staff of the SEC that the SEC’s investigation, in part, involves the conduct of The Company’s former Chief Executive Officer, Manish Singh, during the period between September 2013 and April 2014. As the Company understands, as it pertains to the Company’s former Chief Executive Officer, the investigation has focused on the failure by authors of certain articles about the Company to disclose that they were compensated by one of our former investor relations firms. The Company understands that it is the position of the SEC Staff that the conduct of the former Chief Executive Officer with respect to these articles may be imputed to the Company.

In order to resolve this matter, the Company has agreed with the Staff of the SEC to a proposed settlement framework under which it would consent to the entry of an order requiring that it cease and desist from any future violations of certain provisions of the federal securities laws, without admitting or denying any allegations, and agree to a financial penalty. The Company is currently discussing with the Staff of the SEC the amount of the financial penalty that it would pay as part of this settlement. The Company does not anticipate that the amount of this penalty will have a material impact on its cash position. The proposed settlement is contingent upon reaching agreement with the Staff of the SEC on a complete set of settlement terms and approval by the Commissioners of the SEC, neither of which can be assured.

Solomon Capital, LLC. On April 8, 2016, a lawsuit titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff against Lion Biotechnologies, Inc. was filed by Solomon Capital, LLC, Solomon Capital 401(k) Trust, Solomon Sharbat and Shelhav Raff against the Company in the Supreme Court of the State of New York County of New York (index no. 651881/2016). The plaintiffs allege that, between June and November 2012 they provided to the Company $52,850 and that they advanced and paid on our behalf an additional $170,000. The complaint further alleges that the Company agreed to (i) provide them with promissory notes totaling $222,850, plus interest, (ii) issue a total of 111,425 shares to the plaintiffs (before the 1-for-100 reverse split of our common stock effected in September 2013), and (iii) allow the plaintiffs to convert the foregoing funds into our securities in the next transaction. The plaintiffs allege that they should have been able to convert their advances and payments into shares of the Company’s common stock in the Restructuring that it effected in May 2013. Based on the foregoing, the plaintiffs allege causes for breach of contract and unjust enrichment and demand judgment against the Company in an unspecified amount exceeding $1,500,000, plus interest and attorneys’ fees.

On June 3, 2016, the Company filed an answer and counterclaims in the lawsuit.  In its counterclaims, the Company alleges that the plaintiffs misrepresented their qualifications to assist it in fundraising and that they failed to disclose that they were under investigation for securities laws violations.  The Company is seeking damages in an amount exceeding $500,000 and an order rescinding any and all agreements that the plaintiffs contend entitled them to obtain stock in the Company.  The Company’s investigation of the allegations made by the plaintiffs is ongoing and it intends to vigorously defend the complaint and pursue its counterclaims.

NOTE 8. CONTINENGIES

During the second quarter of 2016, 128,500 warrants were exercised into shares of common stock that were previously sold under an ineffective Form S-3. The Company believes that any claims brought against it would not result in a material impact to the Company’s financial position or results of operations. The Company has not accrued a loss for a potential claim associated with this matter as it is unable to estimate any at this time. In January 2014, the SEC declared effective a registration statement that we filed to cover the resale of shares issued and sold (or to be issued and sold) by certain selling stockholders. On March 11, 2016, that registration statement (and the prospectus contained therein) became ineligible for future use, and selling stockholders could no longer sell any shares of our common stock in open market transactions by means of that prospectus. We believe that certain stockholders did sell up to 128,500 shares of our common stock in open market transactions in May 2016 by means of the ineffective registration statement/prospectus. Accordingly, those sales were not made in accordance with Sections 5 and 10(a)(3) of the Securities Act, and the purchasers of those shares may have rescission rights (if they still own the shares) or claims for damages (if they no longer own the shares). The amount of any such liability is uncertain and as such, an accrual for any potential loss has not been made.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this section, “we,” “our,” “ours” and “us” refer to Lion Biotechnologies, Inc.

This management’s discussion and analysis of financial condition as of June 30, 2016 and results of operations for the three and six months ended June 30, 2016 and 2015, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2015 which was filed with the SEC on March 11, 2016.

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

In 2011, we acquired from the National Institutes of Health (NIH) a non-exclusive, worldwide right and license to certain NIH patents and patent applications to develop and manufacture autologous TIL for the treatment of metastatic melanoma, ovarian, breast, and colorectal cancers. Under a Cooperative Research and Development Agreement (CRADA) with the U.S. Department of Health and Human Services, as represented by the NCI, we support the in vitro development of improved methods for the generation and selection of TIL, the development of large-scale production of TIL, and clinical trials using these improved methods of generating TIL. On January 22, 2015, we executed an amendment to the CRADA to include four new indications. On February 9, 2015, the NIH granted us an exclusive, worldwide license to treat metastatic melanoma with TIL therapy, and on October 2, 2015, the NIH license agreement was amended to include the exclusive rights to treat breast, lung, bladder and HPV-associated cancers with TIL therapy. The amendment also removed our non-exclusive rights to treat colorectal and ovarian cancers with TIL therapy. Under the amended CRADA, we are required to pay the NIH a total of $2 million annually, and as of the date of this report, we are finalizing the terms of an amendment to extend the CRADA, which expired on August 5, 2016, for another five year term. In addition to our CRADA, we also conduct research and development on TIL technology at our research facility in Tampa, Florida.

On June 7, 2016, we completed a private placement (the “Private Placement”) in which we issued (i) 9,684,000 shares of our common stock and (ii) 11,368,633 shares of our new Series B Preferred Stock (the “Series B Preferred”) to a limited number of institutional and accredited investors. . The shares of common stock and Series B Preferred were sold for $4.75 per share. We received net proceeds of approximately $95.7 million from the Private Placement, after paying placement agent fees and estimated offering expenses, which we will use to fund our research and development and for working capital purposes. Jefferies LLC and Piper Jaffray & Co. acted as joint lead placement agents for the Private Placement, and we paid the placement agents a customary placement fee and reimbursed them for certain expenses.

Results of Operations

Revenues

We are a clinical development stage company that is currently engaged in the development of novel cancer immunotherapy products, we have not yet generated any revenues from our biopharmaceutical business or otherwise since our formation. We currently do not anticipate that we will generate any revenues during 2016 from the sale or licensing of any products. Our ability to generate revenues in the future will depend on our ability to complete the development of our product candidates and to obtain regulatory approval for them.

Research and Development

	For the Three Months Ended June 30,		Aggregate Change	For the Six Months Ended June 30,		Aggregate Change
	2016	2015	2016 from 2015	2016	2015	2016 from 2015
Research and development	4,463	4,055	408	8,655	6,841	1,814
Stock-based compensation expense included in research and development expense	593	809	(216)	1,178	1,584	(406)

Research and development expense consists of costs incurred in performing research and development activities, clinical trials, personnel costs for research and development employees and consultants, rent at our research and development facility in Tampa, Florida, cost of laboratory supplies, manufacturing expenses, and fees paid to third parties, including the NCI and our third party contract manufacturer that will process and manufacture our products for our clinical trial. Research and development expenses also included amounts paid to the National Institutes of Health under terms of our license agreements, and to the NCI under the CRADA. For the three months ended June 30, 2016, our research and development costs increased by $0.4 million, or 10%, and for the six months ended June 30 2016 our research and development costs increased by $1.8 million, or 27%, when compared to the same periods in 2015 due to the general expansion of our research and development efforts, the expansion of our Tampa, Florida research facility and the initiation of our Phase II clinical trial. In addition, in the three and six month periods ended June 30, 2016 we incurred $0.6 million and $1.2 million, respectively, of non-cash stock-based compensation costs, compared to $0.8 million and $1.6 million, respectively, for such costs in the same period in 2015. The increases in our research and development stock compensation expenses are attributable to the increase in our hiring in support of our increased clinical development activities.

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

General and Administrative

	For the Three Months Ended June 30,		Aggregate Change	For the Six Months Ended June 30,		Aggregate Change
	2016	2015	2016 from 2015	2016	2015	2016 from 2015
General and Administrative expenses	7,264	2,385	4,879	10,082	4,897	5,185
Stock-based compensation expense included general and administrative expense	4,764	1,114	3,650	5,958	1,805	4,153

General and administrative expenses include compensation-related costs for our employees engaged in general and administrative activities (other than employees engaged in research and development), legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the three months ended June 30, 2016, our general and administrative expenses increased by $4.9 million, or 205% , for the six months ended June 30, 2016 our general and administrative expense increased $5.2 million, or 106%, when compared to the same periods in 2015. The increases are due to the hiring of new employees and severance cost for our former Chief Executive Officer. In addition, in the three and six month periods ended June 30, 2016, we incurred $4.8 million, and $6.0 million, respectively, of non-cash stock-based compensation costs compared to $1.1 million and $1.8 million, respectively, for such costs in the same periods in 2015. Share based compensation includes stock and options granted to our executive officers, employees, directors, and consultants. As a result of the planned increase in our operations and increase in the number of our employees, our general and administrative expenses in the future are expected to continue to increase.

Net Loss

We had a net loss of $18.4 million and $11.7 million, for the six months ended June 30, 2016 and 2015, respectively and for three month ended June 30, 2016 and 2015, we had a net loss $11.7 million and $6.4 million, respectively. The increase in our net loss during 2016 is due to an increase in research and development expenses and general and administrative expenses, as described above, specifically the expansion of our clinical trial activities and newly hired employees. We anticipate that we will continue to incur net losses in the future as we continue to invest in our research and development, and we do not expect to generate any revenues in the near term.

Liquidity and Capital Resources

As of June 30, 2016, we had cash, cash equivalents and short-term investments of $191.6 million and $187.7 million of working capital. Our cash, cash equivalent and other short-term investments increased on June 7, 2016 as a result of the closing of the Private Placement. In addition, in 2016 we have received a total of $0.9 million from the exercise of outstanding common stock purchase options and warrants.

As of June 30, 2016, we had no long-term debt obligations or other similar long-term liabilities other than various obligations under our CRADA and our license agreements. We have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets. We do not have any bank credit lines. Based on the funds we had available on June 30, 2016, we believe that we have sufficient capital to fund our anticipated operating expenses for at least 12 months from the date of filing this quarterly report.

Cash Flows from Operating, Investing and Financing Activities (in thousands):

	For six months ended June 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$(8,300)	$(7,959)
Investing activities	(314)	(100,677)
Financing activities	96,194	76,283
Net increase(decrease) in cash and cash equivalents	$87,580	$(32,353)

Net cash used in operating activities was approximately $8.3 million for the six months of 2016 compared to approximately $8.0 million in the same period in 2015. Net cash used in operating activities primarily consisted of cash payments related to the increased spending within our research and development group in support of our clinical development programs as well as the increase in our administrative functions as we scale up our business to support of the clinical activities. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned clinical trials.

Net cash used in investing activities was approximately $0.3 million for the six months ended June 30, 2016 compared to net cash used in investing activities of approximately $100.7 million in the first half of 2015. Net cash used in investing activities so far in 2016 related to net purchases of short-term investments and capital expenditures. The objective of the company’s investment policy is to ensure the safety and preservation of its capital while maximizing total return.

Net cash provided by financing activities was $96.2 million in 2016 , primarily as a result of the Private Placement, compared to approximately $76.3 million in 2015 due to the underwritten public offering that occurred in June 2015.

Off-Balance Sheet Arrangements

At June 30, 2016, we had no obligations that would require disclosure as off-balance sheet arrangements.

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

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our marketable securities, we believe that we are not exposed to any material market risk. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the six months ended June 30, 2016, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

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

In order to resolve this matter, we have agreed with the Staff of the SEC to a proposed settlement framework under which we would consent to the entry of an order requiring that we cease and desist from any future violations of certain provisions of the federal securities laws, without admitting or denying any allegations, and agree to a financial penalty. We are currently discussing with the Staff of the SEC the amount of the financial penalty that we would pay as part of this settlement. We do not anticipate that the amount of this penalty will have a material impact on our cash position. The proposed settlement is contingent upon reaching agreement with the Staff of the SEC on a complete set of settlement terms and approval by the Commissioners of the SEC, neither of which can be assured.

Solomon Capital, LLC. On April 8, 2016, a lawsuit titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff against Lion Biotechnologies, Inc. was filed by Solomon Capital, LLC, Solomon Capital 401(k) Trust, Solomon Sharbat and Shelhav Raff against our company in the Supreme Court of the State of New York County of New York (index no. 651881/2016). The plaintiffs allege that, between June and November 2012 they provided us with $52,850 and that they advanced and paid on our behalf an additional $170,000. The complaint further alleges that we agreed to (i) provide them with promissory notes totaling $222,850, plus interest, (ii) issue a total of 111,425 shares to the plaintiffs (before the 1-for-100 reverse split of our common stock effected in September 2013), and (iii) allow the plaintiffs to convert the foregoing funds into our securities in the next transaction. The plaintiffs allege that they should have been able to convert their advances and payments into shares of our common stock in the Restructuring that we effected in May 2013. Based on the foregoing, the plaintiffs allege causes for breach of contract and unjust enrichment and demand judgment against us in an unspecified amount exceeding $1,500,000, plus interest and attorneys’ fees.

On June 3, 2016, we filed an answer and counterclaims in the lawsuit.  In our counterclaims, we allege that the plaintiffs misrepresented their qualifications to assist us in our fundraising and that they failed to disclose that they were under investigation for securities laws violations.  We seek damages in an amount exceeding $500,000 and an order rescinding any and all agreements that the plaintiffs contend entitled them to obtain stock in our company.  Our investigation of the allegations made by the plaintiffs is ongoing and we intend to vigorously defend the complaint and pursue our counterclaims.

Item 1A.	Risk Factors

Information regarding risk factors appears under “Risk Factors” included in Item 1A, Part I, and under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2015. Except as follows, have been no material changes from the risk factors previously disclosed in the above-mentioned periodic report.

We may be subject to claims for rescission or damages in connection with certain sales of shares of our common stock in the open market.

In January 2014, the SEC declared effective a registration statement that we filed to cover the resale of shares issued and sold (or to be issued and sold) by certain selling stockholders. On March 11, 2016, that registration statement (and the prospectus contained therein) became ineligible for future use, and selling stockholders could no longer sell any shares of our common stock in open market transactions by means of that prospectus. We believe that certain stockholders did sell up to 128,500 shares of our common stock in open market transactions in May 2016 by means of the ineffective registration statement/prospectus. Accordingly, those sales were not made in accordance with Sections 5 and 10(a)(3) of the Securities Act, and the purchasers of those shares may have rescission rights (if they still own the shares) or claims for damages (if they no longer own the shares). In addition, we also may have indemnification obligations to the selling stockholders. The amount of any such liability is uncertain.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

On June 2, 2016, we entered into a securities purchase agreement with a limited number of institutional and individual accredited investors to raise gross proceeds of $100 million in the Private Placement. On June 7, 2016, we completed the Private Placement. In the Private Placement, we issued (i) 9,684,000 shares of our common stock and (ii) 11,368,633 shares of our new Series B Preferred. The shares of common stock and Series B Preferred were sold for $4.75 per share. The shares of Series B Preferred are not currently convertible into common stock and, except as required by law, are non-voting. Subsequent to the closing we filed a proxy statement with the SEC for a stockholders meeting at which the stockholders will vote on a proposal to permit the Series B Preferred to become convertible into shares of common stock and to permit the issuance of shares of common stock upon such conversion. The definitive proxy statement was filed with the SEC on July 7, 2016 for a stockholders meeting scheduled to be held on August 16, 2016. If the requisite stockholder approval is obtained, the Series B Preferred will be convertible into shares of common stock at an initial conversion price of $4.75 per share.

We received net proceeds of approximately $95.7 million from the Private Placement, after paying placement agent fees and estimated offering expenses. Jefferies LLC and Piper Jaffray & Co. acted as joint lead placement agents for the Private Placement, and we paid the placement agents a customary placement fee and reimbursed them for certain expenses.

The securities were offered and sold in a transaction not involving a public offering and in compliance with exemptions from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, as they were offered and sold to qualified institutional investors and accredited investors only, without a view to distribution, and not by means of any general solicitation or advertisement.

Item 3.	Defaults Upon Senior Securities.

Nothing to report.

Item 4.	Mine Safety Disclosures

Nothing to report.

Item 5.	Other Information.

Nothing to report.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Designation of Rights, Preferences and Privileges of Series B Preferred Stock of Lion Biotechnologies, Inc.(1)

10.1	Form of Securities Purchase Agreement, dated June 2, 2016, among Lion Biotechnologies, Inc. and the Investors thereunder(1)

10.2	Form of Registration Rights Agreement, dated June 2, 2016, by and among Lion Biotechnologies, Inc. and the Investors thereunder.(1)

10.3	Employment Agreement, dated June 1, 2016, between Lion Biotechnologies, Inc. and Maria Fardis, Ph.D.(2)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

(1)        Previously filed on June 3, 2016 as an exhibit to the Company’s current report on Form 8-K and incorporated herein by reference.

(2)        Certain portions of the Exhibit have been omitted based upon a request for confidential treatment filed by us with the Commission. The omitted portions of the Exhibit have been separately filed by us with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lion Biotechnologies, Inc.

August 9, 2016	By:	/s/ Maria Fardis
Maria Fardis
Chief Executive Officer (Principal Executive Officer)

August 9, 2016	By:	/s/ Molly Henderson
Molly Henderson
Chief Financial Officer (Principal Financial and Accounting Officer)