Form 10-Q
period 2016-09-30
Lion Biotechnologies, Inc.
filed 2016-11-04
CIK 1425205

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to      .

Commission File Number 001-36860

LION BIOTECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	75-3254381
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

999 Skyway Road, Suite 150, San Carlos, CA 94070

(Address of principal executive offices and zip code)

(650) 260-7120

(Registrant’s telephone number, including area code)

112 W. 34th Street, 17th floor, New York, NY 10120

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

At November 1, 2016, the issuer had 62,086,963 shares of common stock, par value $0.000041666 per share, outstanding.

LION BIOTECHNOLOGIES, INC.

FORM 10-Q

For the Quarter Ended September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

LION BIOTECHNOLOGIES, INC.

Condensed Balance Sheets

(in thousands, except share information)

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$92,895	$33,587
Short-term investments	86,387	70,113
Prepaid expenses and other current assets	1,274	277
Total Current Assets	180,556	103,977

Property and equipment, net	1,769	1,676
Total Assets	$182,325	$105,653

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$228	$958
Accrued expenses	2,966	672
Total Current Liabilities	3,194	1,630

Commitments and contingencies (see note 8)

Stockholders’ Equity
Series A Preferred stock, $0.001 par value; 17,000 shares authorized, 1,694 shares issued and outstanding, respectively	-	-
Series B Preferred stock, $0.001 par value; 11,500,000 shares authorized, 7,946,673 and 0 shares issued and outstanding (aggregate liquidation value of $37,747), respectively	8	-
Common stock, $0.000041666 par value; 150,000,000 shares authorized, 61,948,389 and 48,547,720 shares issued and outstanding, respectively	3	2
Common stock to be issued, 303,125 shares	245	245
Accumulated other comprehensive income	163	48
Additional paid-in capital	320,140	207,950
Accumulated deficit	(141,428)	(104,222)
Total Stockholders’ Equity	179,131	104,023
Total Liabilities and Stockholders’ Equity	$182,325	$105,653

The accompanying notes are an integral part of these condensed financial statements.

LION BIOTECHNOLOGIES, INC.

Condensed Statements of Operations

(In thousands, except per share information)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-

Costs and expenses
Research and development	8,481	4,960	17,200	11,413
General and administrative	10,498	2,683	20,517	7,968
Total costs and expenses	18,979	7,643	37,717	19,381

Loss from operations	(18,979)	(7,643)	(37,717)	(19,381)
Other income
Interest income	221	8	511	81
Net Loss	$(18,758)	$(7,635)	$(37,206)	$(19,300)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	(49,454)	-	(49,454)	-
Net loss Attributable to Common Stockholders	$(68,212)	$(7,635)	$(86,660)	$(19,300)
Net Loss Per Common Share, Basic and Diluted	$(1.15)	$(0.16)	$(1.64)	$(0.44)

Weighted-Average Common Shares Outstanding, Basic and Diluted	59,113	47,272	52,963	43,399

The accompanying notes are an integral part of these condensed financial statements.

2

Condensed Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net Loss	$(18,758)	$(7,635)	$(37,206)	$(19,300)
Other comprehensive income:
Unrealized gain on short-term investments	85	16	115	38
Comprehensive Loss	$(18,673)	$(7,619)	$(37,091)	$(19,262)

The accompanying notes are an integral part of these condensed financial statements.

LION BIOTECHNOLOGIES, INC.

Statement of Stockholders' Equity

For the Nine Months Ended September 30, 2016

(In thousands, except share information)

(Unaudited)

							Common	Additional			Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Stock to	Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Be Issued	Capital	Income	Deficit	Equity
Balance - January 1, 2016	1,694	$-	-	$-	48,547,720	$2	$245	$207,950	$48	$(104,222)	$104,023

Stock-based compensation expense								15,781			15,781

Tax payments related to shares witheld for vested restricted stock awards								(624)			(624)

Common stock issued upon exercise of warrants					381,058	-		879			879

Common stock issued upon exercise of stock options					75,480			478			478

Common stock sold in private placement, net of offering costs					9,684,000	1		44,008			44,009

Preferred stock sold in private placement, net of offering costs			11,368,633	11				51,665			51,676

Conversion of convertible preferred stock into common stock			(3,421,960)	(3)	3,421,960			3			-

Cancellation of restricted shares					(161,829)	-					-

Beneficial conversion feature of preferred stock								49,454			49,454

Deemed dividend on beneficial conversion feature of preferred stock								(49,454)			(49,454)

Unrealized gain on short- term investments									115		115

Net loss										(37,206)	(37,206)

Balance - September 30, 2016	1,694	$-	7,946,673	$8	61,948,389	$3	$245	$320,140	$163	$(141,428)	$179,131

The accompanying notes are an integral part of these condensed financial statements.

LION BIOTECHNOLOGIES, INC.

Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(37,206)	$(19,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	688	691
Amortization of premium on investments	(69)	-
Stock-based compensation expense	15,781	5,778
Changes in assets and liabilities:
Prepaid expenses and other current assets	(997)	(163)
Accounts payable and accrued expenses	1,294	1,193
Net Cash Used In Operating Activities	(20,509)	(11,801)

Cash Flows From Investing Activities
Purchase of short- term investments	(110,249)	(95,236)
Maturities of short- term investments	94,159	15,900
Purchase of property and equipment	(781)	(992)
Net Cash Used In Investing Activities	(16,871)	(80,328)

Cash Flows From Financing Activities
Tax payments related to shares witheld for vested restricted stock awards	(354)	-
Proceeds from the issuance of common stock upon exercise of warrants	879	9,618
Proceeds from the issuance of common stock upon exercise of options	478	66
Proceeds from the issuance of preferred stock and common stock, net	95,685	68,308
Net Cash Provided By Financing Activities	96,688	77,992
Net increase(decrease) in cash and cash equivalents	59,308	(14,137)
Cash and Cash Equivalents, Beginning of Period	33,587	44,909
Cash and Cash Equivalents, End of Period	$92,895	$30,772
Supplemental Disclosures of Cash Flow Information:
Unrealized gain on short-term investments	$115	$48
Deemed dividend related to a beneficial conversion feature	49,454	-

The accompanying notes are an integral part of these condensed financial statements.

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Lion Biotechnologies, Inc. (the “Company,” “we,” “us” or “our”) is a biotechnology company focused on developing in order to commercialize adoptive cell therapy (ACT) using autologous tumor infiltrating lymphocytes (TIL) for the treatment of metastatic melanoma and other solid tumor cancers. ACT utilizes T-cells harvested from a patient to treat cancer in that patient. TIL, a kind of anti-tumor T-cells that are naturally present in a patient’s tumors, are collected from individual patient tumor samples. The TIL are then expanded ex vivo and then infused back into the patient to fight their tumor.

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three and nine months ended September 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2015 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2016. These financial statements should be read in conjunction with that report.

Reclassification

Certain amounts within the condensed balance sheet for the prior periods have been reclassified to conform with the current period presentation. These reclassifications had no impact on the Company's previously reported financial position or net loss.

Liquidity

We are currently engaged in the development of therapeutics to fight cancer. We do not have any commercial products and have not yet generated any revenues from our biopharmaceutical business. We currently do not anticipate that we will generate any revenues during 2016 from the sale or licensing of any products. As shown in the accompanying condensed financial statements, we have incurred a net loss of $37.2 million for the nine months ended September 30, 2016 and used $20.5 million of cash in our operating activities during the nine months ended September 30, 2016. As of September 30, 2016, we had $179.3 million of cash and cash equivalents and short-term investments on hand, stockholders’ equity of $179.1 million and had working capital of $177.4 million.

We expect to further increase our research and development activities, which will increase the amount of cash we will use during 2017. Specifically, we expect increased spending on clinical trials, research and development activities, higher payroll expenses as we increase our professional and scientific staff, as well as continuing payments under our Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (NCI) and continued and expansion of manufacturing activities. Based on the funds we have available, we believe that we have sufficient capital to fund our anticipated operating expenses for at least 12 months from the date of filing this quarterly report.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Short-term Investments

The Company’s short-term investments represent available-for-sale securities and are recorded at fair value with any unrealized gains and losses recorded within accumulated other comprehensive loss. The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. The Company evaluates securities with unrealized losses to determine whether such losses, if any, are other than temporary. No losses have been recognized for the three and nine months ended September 30, 2016 and 2015.

Loss per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued.

At September 30, 2016 and 2015, the dilutive impact of the following outstanding equity equivalents have been excluded because their impact on the loss per share is anti-dilutive.

	September 30,	September 30,
	2016	2015

Stock options	4,945,358	2,704,195
Warrants	6,808,216	7,237,216
Series A Preferred	847,000	1,847,000
Series B Preferred	7,946,673	-
Restricted stock awards	9,167	494,000
Restricted stock units	550,000	-
	21,106,414	12,282,411

The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company's common stock can result in a greater dilutive effect from potentially dilutive securities.

Fair Value Measurements

Under Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements and Disclosures, fair value is defined as the price at which an asset could be exchanged or a liability transferred in a transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied.

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

The Company believes the carrying amount of its financial instruments (consisting of cash and cash equivalents, accounts payable and accrued expenses) approximates fair value due to the short-term nature of such instruments.

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of September 30, 2016
	Level 1	Level 2	Level 3	Total

Commercial paper	$-	$49,691	$-	$49,691
Corporate debt securities	-	32,698	-	32,698
US Government agency securities	-	3,998	-	3,998
Total	$-	$86,387	$-	$86,387

	Assets at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Corporate debt securities	$-	$70,113	$-	$70,113
Total	$-	$70,113	$-	$70,113

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include valuation of available-for-sale investments, accounting for potential liabilities, the valuation allowance associated with the Company’s deferred tax assets, and the assumptions made in valuing stock instruments issued for services.

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

The Company as in the past issued restricted shares of its common stock for share-based compensation programs. The Company measures the compensation cost with respect to restricted shares issued to employees based upon the estimated fair value of the equity instruments at the date of the grant, and is recognized as expense over the period which an employee is required to provide services in exchange for the award.

The fair value of restricted stock units is based on the closing price of the Company’s common stock on the grant date.

Total stock-based compensation expense related to all of our stock-based awards was recorded on the statement of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Research and development	$640	$855	$1,818	$2,051
General and administrative	8,005	1,533	13,963	3,727
Total stock-based compensation expense	$8,645	$2,388	$15,781	$5,778

Total stock-based compensation broken down based on each individual instrument was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Stock option expense	$7,877	$1,922	$13,944	$4,223
Restricted stock award expense	145	466	976	1,555
Restricted stock unit expense	623	-	861	-
Total stock-based compensation expense	$8,645	$2,388	$15,781	$5,778

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Allowance for Loan and Lease Losses (Financial Instruments - Credit Losses Topic 326.). New impairment guidance for certain financial instruments (including trade receivables) will replace the current “incurred loss” model for estimating credit losses with a forward looking “expected loss” model. The ASU is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early application is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact of this standard on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This ASU will be effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently assessing the potential impact of this ASU on its condensed financial statements. Early adoption is permitted.

The FASB issued ASU No. 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” This guidance amends the principal versus agent guidance in the new revenue standard. The amendments retain the guidance that the principal in an arrangement controls a good or service before it is transferred to a customer. The amendments clarify how an entity should identify the unit of accounting for principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. The amendments also reframe the indicators to focus on evidence that an entity is acting as a principal rather than an agent, revise examples in the new standard and add new examples. The Company has not yet determined the effect of the adoption of this standard on the Company’s financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02-Leases with fundamental changes to how entities account for leases. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. Additional disclosures for leases will also be required. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. The new standard may materially impact the Company’s financial statements.

In January 2016, the FASB issued ASU 2016-01 Financial Instruments-Overall, which address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Earlier application is permitted under specific circumstances. The Company is currently assessing the potential impact of this standard on its financial statements.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed financial statements.

NOTE 3. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents and short-term investments consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Cash - Demand deposits	$1,240	$13,642
Cash equivalents - money market funds	88,656	19,945
Cash equivalents - commercial paper	2,999	-
Cash and cash equivalents total	$92,895	$33,587

	September 30,	December 31,
	2016	2015
Commercial paper	$49,691	$-
Corporate debt securities	32,698	70,113
US Government agency securities	3,998	-
Short-term investments total	$86,387	$70,113

Money market funds and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
		Unrealized	Unrealized
As of Septmeber 30, 2016	Cost	Gains	Losses	Fair Value
Money market funds	$88,656	$-	$-	$88,656
Commercial paper	49,517	174	-	49,691
Corporate debt securities	32,708	3	(13)	32,698
US Government agency securities	3,999	-	(1)	3,998
Total	$174,880	$177	$(14)	$175,043

		Gross	Gross
		Unrealized	Unrealized
As of December 31, 2015	Cost	Gains	Losses	Fair Value
Money market funds	$19,945	$-	$-	$19,945
Corporate debt securities	70,065	48	-	70,113
Total	$90,010	$48	$-	$90,058

At September 30, 2016, the Company's short-term investments had the following remaining contractual maturities (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$86,224	$86,387

The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on maturities and concentration by type and issuer.

NOTE 4. STOCKHOLDERS’ EQUITY

Series B Preferred Stock

In June 2016, the Company created a new class of Preferred Stock designated as Series B Preferred Stock (the “Series B Preferred”). The rights of the Series B Preferred are set forth in the Certificate of Designation of Rights, Preferences and Privileges of Series B Preferred Stock (the “Series B Certificate of Designation”). A total of 11,500,000 shares of Series B Preferred are authorized for issuance under the Certificate of Designation. The shares of Series B Preferred have a stated value of $4.75 per share and are convertible into shares of common stock at an initial conversion price of $4.75 per share.

Holders of the Series B Preferred are entitled to dividends on an as-if-converted basis in the same form as any dividends actually paid on shares of our Series A Convertible Preferred Stock or our common stock. So long as any Series B Preferred remains outstanding, the Company may not redeem, purchase or otherwise acquire any material amount of our Series A Preferred Stock or any junior securities.

The Company has also evaluated its convertible preferred stock in accordance with the provisions of ASC 815, Derivatives and Hedging, including consideration of embedded derivatives requiring bifurcation. The issuance of the convertible preferred stock could generate a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the convertible preferred stock. As the convertible preferred stock may be converted immediately, the Company recognized a BCF of $49.5 million as a deemed dividend in the condensed statements of operations for the three and nine months ended September 30, 2016

During the three and nine months ended September 30, 2016, 3,421,960 shares of Series B Preferred Stock that were originally issued in the June 2016 private placement (discussed below) were converted into 3,421,960 shares of common stock.

Private Placement

On June 2, 2016, the Company entered into a securities purchase agreement with various institutional and individual accredited investors to raise gross proceeds of $100 million in a private placement (the “Private Placement”). On June 7, 2016, the Company completed the Private Placement. In the Private Placement, the Company issued (i) 9,684,000 shares of its common stock and (ii) 11,368,633 shares of its new Series B Preferred Stock. The shares of common stock and Series B Preferred were sold for $4.75 per share. The shares of Series B Preferred initially were not convertible into common stock and, except as required by law, are non-voting. On July 7, 2016 the Company filed a proxy statement with the SEC with respect to a stockholders meeting that was held on August 16, 2016 at which the stockholders were asked to vote on a proposal to permit the Series B Preferred to become convertible into shares of the Company’s common stock and to permit the issuance of shares of common stock upon such conversion. The requisite stockholder approval was obtained and, as a result, the Series B Preferred became convertible into shares of common stock at an initial conversion price of $4.75 per share.

The Company recognized a one-time deemed dividend of $49.5 million on August 16, 2016 as a result of the beneficial conversion feature of the Series B Preferred. The deemed dividend was recorded on the date that our stockholders approved the provision in the Series B Preferred that allowed the Series B Preferred to convert into common stock. This one-time, non-cash charge impacted net loss attributable to common stockholder and loss per share for the three and nine months ended September 30, 2016.

The Company received net proceeds of approximately $95.7 million from the Private Placement, after paying placement agent fees and estimated offering expenses.

In connection with the Private Placement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the investors pursuant to which the Company agreed to file with the SEC, within 30 days of the closing of the Private Placement, a registration statement covering the resale by the investors of the shares of common stock purchased by them. The Company also agreed in the Registration Rights Agreement to file with the SEC within 30 days of any stockholders meeting approving the conversion feature of the Series B Preferred Stock, a registration statement covering the resale of the shares of our common stock issuable upon conversion of their shares of Series B Preferred by the holders of shares of Series B Preferred. The Company also agreed to use its best efforts to have the respective registration statements declared effective as soon as practicable upon filing, but in any event within 90 days after filing. The Company filed the registration statement to register the Private Placement common stock on July 1, 2016, which registration statement was amended to include the shares underlying the Series B Preferred. The combined registration statement covering both the shares of common stock sold in the Private Placement and the shares underlying the Series B Preferred was declared effective on September 2, 2016, thereby fulfilling the Company’s registration obligations under the Registration Rights Agreement. The Registration Rights Agreement also provides, among other things, that if the foregoing registration statement ceases to be effective under certain circumstances, the Company will pay to the holders on the occurrence of each such event and for each 30-day period thereafter until the applicable event is cured, an amount in cash equal to 1% of the aggregate amount invested (or outstanding, as specified in greater detail in the Registration Rights Agreement) by the holders under the Purchase Agreement for each 30-day period (prorated for any period of less than 30 days) during which such registration statement was not effective.

Restricted Stock Awards

Shares of restricted stock awards granted below are subject to forfeiture to the Company or other restrictions that will lapse in accordance with a vesting schedule determined by our Board.

The following table summarizes restricted common stock award activity:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Non-vested shares, January 1, 2016	321,252	$6.96
Granted	-	-
Vested	(272,084)	6.90
Forfeited	(40,001)	-
Non-vested shares, September 30, 2016	9,167	$6.49

Restricted Stock Units

On June 1, 2016, we entered into a restricted stock unit agreement with the Company’s new Chief Executive Officer (Maria Fardis, Ph.D.) pursuant to which the Company granted Dr. Fardis 550,000 non-transferrable restricted stock units at fair market value of $5.87 per share as an inducement of employment pursuant to the exception to The NASDAQ Global Market rules that generally require stockholder approval of equity incentive plans.  The 550,000 restricted stock units will vest in installments as follows: (i) 137,500 restricted stock units will vest upon the first anniversary of the effective date of Dr. Fardis’ employment agreement; (ii) 275,000 restricted stock units will vest upon the satisfaction of certain clinical trial milestones; and (iii) 137,500 restricted stock units will vest in equal monthly installments over the 36-month period following the first anniversary of the effective date of Dr. Fardis’ employment, provided that Dr. Fardis has been continuously employed with the Company as of such vesting dates.

Stock-based compensation expense for RSUs is measured based on the closing fair market value of the Company's common stock on the date of grant.

NOTE 5. STOCK OPTIONS AND WARRANTS

Stock Options

A summary of the status of stock options at September 30, 2016, and the changes during the nine months then ended, is presented in the following table:

			Weighted
		Weighted	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Under	Exercise	Contractual	Value
	Option	Price	Life	(in thousands)
Outstanding at January 1, 2016	2,693,237	$8.12	8.00	$2,347
Granted	3,007,483	6.55
Exercised	(75,480)	6.35
Expired/Forfeited	(679,882)	8.42
Outstanding at September 30, 2016	4,945,358	$7.13	6.87	$8,060
Exercisable at September 30, 2016	2,382,194	$7.29	4.03	$4,125

During the nine months ended September 30, 2016, the Company granted options to purchase 3,007,483 shares of common stock to employees and directors of the Company. The stock options generally vest between one and three years. The fair value of these options was determined to be $19.2 million using the Black-Scholes option pricing model based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.26% - 1.18%	1.57%	1.79% - 1.18%	1.57%
Expected term (in years)	5.89 - 5.19	10	6.50 - 5.07	10
Expected volatility	170.54% - 158.13%	211.38%	213.64% - 158.13%	218.00% - 211.38%

Expected Dividend Yield—The Company has never paid dividends and does not expect to pay dividends.

Risk-Free Interest Rate—The risk-free interest rate was based on the market yield currently available on United States Treasury securities with maturities approximately equal to the option’s expected term.

Expected Term—Expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The Company’s assumptions about the expected term have been based on that of companies that have similar industry, life cycle, revenue, and market capitalization and the historical data on employee exercises.

Expected Volatility—The expected volatility is based on a combination of historical volatility for the Company's stock and the historical stock volatilities of several of the Company’s publicly listed comparable companies over a period equal to the expected terms of the options, as the Company does not have a long trading history.

Forfeiture Rate—The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. The impact from a forfeiture rate adjustment will be recognized in full in the period of adjustment, and if the actual number of future forfeitures differs from that estimated by the Company, the Company may be required to record adjustments to stock-based compensation expense in future periods.

Each of the inputs discussed above is subjective and generally requires significant management judgment.

As of September 30, 2016, the value of unvested options was $15.3 million to be recognized over a weighted period of 2.5 years.

Warrants

A summary of the status of stock warrants at September 30, 2016, and the changes during the nine months then ended, is presented in the following table:

			Weighted
		Weighted	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Under	Exercise	Contractual	Value
	Warrants	Price	Life	(in thousands)

Outstanding at January 1, 2016	7,202,216	$2.51	3.3 years	$37,596
Issued	-	-
Exercised	(381,058)	2.31
Expired/Cancelled	(12,942)	-
Outstanding and exercisable at September 30, 2016	6,808,216	$2.52	2.1 years	$39,011

NOTE 6. AGREEMENTS

National Institutes of Health and the National Cancer Institute

Cooperative Research and Development Agreement

Effective August 5, 2011, the Company signed a five-year Cooperative Research and Development Agreement (“CRADA”) with the National Institutes of Health and the National Cancer Institute (“NCI”) to work with Dr. Steven A. Rosenberg, M.D., Ph.D., chief of NCI’s Surgery Branch, on developing adoptive cell immunotherapies that are designed to destroy metastatic melanoma cells using a patient’s tumor infiltrating lymphocytes. On January 22, 2015, the Company executed an amendment (the “Amendment”) to the CRADA to include four new indications. As amended, in addition to metastatic melanoma, the CRADA included the development of TIL therapy for the treatment of patients with bladder, lung, triple-negative breast, and HPV-associated cancers.

On August 18, 2016, the NCI and the Company entered into a second amendment to the CRADA. The principal changes effected by the second amendment included (i) extending the term of the CRADA by another five years to August 2021, and (ii) modifying the focus on the development of TIL as a stand-alone therapy or in combination with FDA-licensed products and commercially available reagents routinely used for adoptive cell therapy. The parties will continue the development of improved methods for the generation and selection of TIL with anti-tumor reactivity in metastatic melanoma, bladder, lung, breast, and HPV-associated cancers.

Patent License Agreement Related to the Development and Manufacture of TIL

Effective October 5, 2011, the Company entered into a Patent License Agreement with the National Institutes of Health, an agency of the United States Public Health Service within the Department of Health and Human Services (“NIH”), which Patent License Agreement was subsequently amended on February 9, 2015 and October 2, 2015. Pursuant to the License Agreement as amended, the NIH granted the Company a right and license to certain technologies relating to autologous tumor infiltrating lymphocyte adoptive cell therapy products for the treatment of metastatic melanoma, lung, breast, bladder and HPV-positive cancers. The Patent License Agreement requires the Company to pay royalties based on a percentage of net sales (which percentage is in the mid-single digits), a percentage of revenues from sublicensing arrangements, and lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications and other direct costs incurred by the NIH pursuant to the agreement.

Exclusive Patent License Agreement

On February 10, 2015, the Company entered into an Exclusive Patent License Agreement with the NIH under which the Company received an exclusive license to the NIH’s rights to patent-pending technologies related to methods for improving adoptive cell therapy through more potent and efficient production of TIL from melanoma tumors by selecting for T-cell populations that express various inhibitory receptors. Unless terminated sooner, the license shall remain in effect until the last licensed patent right expires.

In consideration for the exclusive rights granted under the Exclusive Patent License Agreement, the Company agreed to pay the NIH a non-refundable upfront licensing fee which was recognized as research and development expense during the year ended December 31, 2015. The Company also agreed to pay customary royalties based on a percentage of net sales of a licensed product (which percentage is in the mid-single digits), a percentage of revenues from sublicensing arrangements, and lump sum benchmark payments upon the successful completion of clinical studies involving licensed technologies, the receipt of the first FDA approval or foreign equivalent for a licensed product or process resulting from the licensed technologies, the first commercial sale of a licensed product or process in the United States, and the first commercial sale of a licensed product or process in any foreign country. The Company will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the License.

H. Lee Moffitt Cancer Center

Research Collaboration Agreement

In September, 2014, the Company entered into a research collaboration agreement with the H. Lee Moffitt Cancer Center and Research Institute, Inc. (“Moffitt”) to jointly engage in transitional research and development of adoptive tumor-infiltrating lymphocyte cell therapy with improved anti-tumor properties and process.

License Agreement

The Company entered into a license agreement (the “Moffitt License Agreement”), effective as of June 28, 2014, with Moffitt under which the Company received a world-wide license to Moffitt’s rights to patent-pending technologies related to methods for improving tumor-infiltrating lymphocytes for adoptive cell therapy. Unless earlier terminated, the term of the license extends until the earlier of the expiration of the last patent related to the licensed technology or 20 years after the effective date of the license agreement.

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

During the nine months ended September 30, 2016 and 2015, the Company recognized $0.6 million and $0.4 million respectively, of expenses related to its license agreements. The amounts were recorded as part of research and development expenses in the statements of operations. Additionally, during the nine months ended September 30, 2016, there were no net sales subject to certain annual minimum royalty payments or sales that would require us to pay a percentage of revenues from sublicensing arrangements. In addition, there were no benchmarks or milestones achieved that would require payment under the lump sum benchmark royalty payments on the achievement of certain clinical regulatory milestones for each of the various indications.

PolyBioCept, AB

Exclusive and Co-exclusive License Agreement

On September 14, 2016, the Company entered into an Exclusive and Co-Exclusive License Agreement (the “License Agreement”) with PolyBioCept AB, a corporation organized under the laws of Sweden (“PolyBioCept”). PolyBioCept has filed two patent applications with claims related to a cytokine cocktail for use in expansion of lymphocytes. Under the License Agreement, the Company received the exclusive right and license to PolyBioCept’s intellectual property to develop, manufacture, market and genetically engineer tumor infiltrating lymphocytes (TIL) produced by expansion, selection and enrichment using a cytokine cocktail. The Company also received a co-exclusive license (with PolyBioCept) to develop, manufacture and market genetically engineered TIL under the same intellectual property. The licenses are for the use in all cancers and are worldwide in scope, with the exception that the uses in melanoma are not included for certain countries of the former Soviet Union.

The Company paid PolyBioCept a total of $2.5 million as an up-front exclusive license payment. The Company will also have to make additional milestone payments to PolyBioCept under the License Agreement if, and when, (i) certain product development milestones are achieved, (ii) certain regulatory approvals have been obtained from the U.S. Food and Drug Administration (FDA) and/or the European Medicines Agency (EMA), and (iii) certain product sales targets are achieved. The milestone payments will be payable both in cash (U.S. dollars) and in shares of the Company’s common stock. If all of the foregoing product development, regulatory approval and sales milestone payments are met, the Company will have to pay PolyBioCept an additional $8.7 million and will have to issue to PolyBioCept a total 2,219,376 shares of unregistered common stock. In addition to these potential payments, the Company will reimburse PolyBioCept up to $0.2 million in expenses related to the transfer of know-how and will pay PolyBioCept $0.1 million as a clinical trials management fee. The Company also separately engaged PolyBioCept as a consultant to provide certain product development and research related services in a one-year agreement for up to $0.2 million, subject to the consent of the Karolinska Institute to the services to be performed by its employees thereunder. The License Agreement has an initial term of 30 years, and may be extended for additional five-year periods.

In connection with the execution of the License Agreement, the Company also (i) entered into a clinical trials agreement with the Karolinska University Hospital to conduct clinical trials in glioblastoma and pancreatic cancer at the Karolinska University Hospital, and (ii) agreed to enter into a sponsored research agreement with the Karolinska Institute for the research of the cytokine cocktail in additional indications. The Company agreed to enter into the sponsored research agreement within 90 days after the date of the License Agreement. Failure to do so will give PolyBioCept the right to terminate the License Agreement (and to return $2.2 million of the payments it received). The Company will pay the Karolinska an additional $2.6 million in connection with these other related agreements. The Company recognized $2.4 million and $0 as research and development expense in connection with this agreement in the quarter ended September30, 2016 and September 30, 2015, respectively.

NOTE 7. LEGAL PROCEEDINGS

SEC Settlement. On April 23, 2014 the Company received a subpoena from the SEC that stated that the staff of the SEC was conducting an investigation then designated as “In the Matter of Galena Biopharma, Inc.” File No. HO 12346 (now known as “In the Matter of Certain Stock Promotions”) and that the subpoena was issued to the Company as part of the foregoing investigation. The Company has been informed by the Staff of the SEC that the SEC’s investigation, in part, involves the conduct of the Company’s former Chief Executive Officer, Manish Singh, during the period between September 2013 and April 2014. As the Company understands, as it pertains to the Company’s former Chief Executive Officer, the investigation has focused on the failure by authors of certain articles about the Company to disclose that they were compensated by one of our former investor relations firms. The Company understands that it is the position of the SEC Staff that the conduct of the former Chief Executive Officer with respect to these articles may be imputed to the Company.

In order to resolve this matter, the Company has agreed with the Staff of the SEC to a proposed settlement framework under which it would consent to the entry of an order requiring that it cease and desist from any future violations of certain provisions of the federal securities laws, without admitting or denying any allegations, and agree to a financial penalty. The Company does not anticipate that the amount of the financial penalty will have a material impact on its cash position. The proposed settlement is contingent upon reaching agreement with the Staff of the SEC on a complete set of settlement terms and approval by the Commissioners of the SEC, neither of which can be assured.

Solomon Capital, LLC. On April 8, 2016, a lawsuit titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff against Lion Biotechnologies, Inc. was filed by Solomon Capital, LLC, Solomon Capital 401(k) Trust, Solomon Sharbat and Shelhav Raff against the Company in the Supreme Court of the State of New York County of New York (index no. 651881/2016). The plaintiffs allege that, between June and November 2012 they provided to the Company $0.1 million and that they advanced and paid on our behalf an additional $0.2 million. The complaint further alleges that the Company agreed to (i) provide them with promissory notes totaling $0.2 million, plus interest, (ii) issue a total of 111,425 shares to the plaintiffs (before the 1-for-100 reverse split of our common stock effected in September 2013), and (iii) allow the plaintiffs to convert the foregoing funds into our securities in the next transaction. The plaintiffs allege that they should have been able to convert their advances and payments into shares of the Company’s common stock in the Restructuring that it effected in May 2013. Based on the foregoing, the plaintiffs allege causes for breach of contract and unjust enrichment and demand judgment against the Company in an unspecified amount exceeding $1.5 million, plus interest and attorneys’ fees.

On June 3, 2016, the Company filed an answer and counterclaims in the lawsuit.  In its counterclaims, the Company alleges that the plaintiffs misrepresented their qualifications to assist it in fundraising and that they failed to disclose that they were under investigation for securities laws violations.  The Company is seeking damages in an amount exceeding $0.5 million and an order rescinding any and all agreements that the plaintiffs contend entitled them to obtain stock in the Company.  The Company’s investigation of the allegations made by the plaintiffs is ongoing and it intends to vigorously defend the complaint and pursue its counterclaims.

The Company may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss. While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingency involving the Company, management does not believe any pending matter will be resolved in a manner that would have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

NOTE 8. COMMITMENTS AND CONTINENGIES

Lease Obligations

Tampa Lease

In December 2014, the Company commenced a five-year non-cancellable operating lease with the University of South Florida Research Foundation for a 5,115 square foot facility located in Tampa, Florida. The facility is part of the University of South Florida research park and is used as the Company’s research and development facilities. The Company has the option to extend the lease term of this facility for an additional five-year period on the same terms and conditions, except that the base rent for the renewal term will be increased in accordance with the applicable consumer price index.

In April 2015, the Company amended the original lease agreement to increase the rentable space to 6,043 square feet. In September 2016, the Company further increased the rentable space to 8,673 square feet. The per square foot cost and term of the lease were unchanged.

San Carlos Lease

On August 4, 2016, the Company entered into an agreement to lease 8,733 square feet in San Carlos, California. The term of the lease is 54 months subsequent to the commencement date, and total expected rental payments under the lease are expected to be $2.1 million.

The Company recognizes rental expense on the facilities on a straight-line basis over the lease term. Differences between the straight line rent expense and rent payments are classified as deferred rent liability on the balance sheet. As of September 30, 2016, the Company's future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year	Amount
2016 (remaining three months)	$39
2017	610
2018	629
2019	633
2020	495
2021	169
$2,575

Commitments under the CRADA

On August 18, 2016, the NCI and the Company entered into second amendment to the CRADA. In connection with the amendment, the Company is required to make quarterly payments starting August 2016 in the amount of $0.5 million through August 2021 (or a total of $10 million over the life of the amended CRADA).

Other Matters

During the second quarter of 2016, warrants representing 128,500 shares were exercised. The 128,500 shares of common stock had previously been registered for re-sale. However, we believe that these 128,500 warrant shares were sold by the holders in open market transactions in May 2016 at a time when the registration statement was ineffective. Accordingly, those sales were not made in accordance with Sections 5 and 10(a)(3) of the Securities Act, and the purchasers of those shares may have rescission rights (if they still own the shares) or claims for damages (if they no longer own the shares). The amount of any such liability is uncertain and as such, an accrual for any potential loss has not been made. The Company believes that any claims brought against it would not result in a material impact to the Company’s financial position or results of operations. The Company has not accrued a loss for a potential claim associated with this matter as it is unable to estimate any at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this section, “we,” “our,” “ours” and “us” refer to Lion Biotechnologies, Inc.

This management’s discussion and analysis of financial condition as of September 30, 2016 and results of operations for the three and nine months ended September 30, 2016 and 2015, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2015 which was filed with the SEC on March 11, 2016.

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

In 2011, we acquired from the National Institutes of Health (NIH) a non-exclusive license to certain NIH patents and patent applications to develop and manufacture autologous TIL for the treatment of metastatic melanoma, ovarian, breast, and colorectal cancers. Under a Cooperative Research and Development Agreement (CRADA) with the U.S. Department of Health and Human Services, as represented by the NCI, we support the in vitro development of improved methods for the generation and selection of TIL, the development of large-scale production of TIL, and clinical trials using these improved methods of generating TIL. On January 22, 2015, we executed an amendment to the CRADA to include four new indications. On February 9, 2015, the NIH granted us additional licenses to certain technologies useful in the treatment of melanoma with TIL therapy, and on October 2, 2015, one of these license agreements was amended to include the rights to treat breast, lung, bladder and HPV-associated cancers with TIL therapy. In consideration for receiving the rights to treat breast, lung, bladder and HPV-associated cancers with the licensed TIL therapy, we gave up the non-exclusive rights to treat colorectal and ovarian cancers with the TIL therapy. Under the amended CRADA, we are required to pay the NIH a total of $2 million annually. On August 18, 2016, we agreed with the NIH to amend the CRADA to extend its term until August 5, 2021. In addition to our CRADA, we also conduct research and development on TIL technology at our research facility in Tampa, Florida, and developed our own proprietary technologies for which we are pursuing intellectual property protection.

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

Our pipeline consist of various trials at different stages. We are currently enrolling patients in a Phase 2 clinical trial of our lead product candidate, LN-144, for the treatment of refractory metastatic melanoma. In addition, the NCI is enrolling patients in a combination trial of TIL with Keytruda. In 2017, we intend to initiate a Phase 2 clinical trial of TIL therapy in cervical cancer and another Phase 2 clinical trial of TIL therapy in head and neck cancer. Also, pursuant to a clinical trials agreement we have entered into with Karolinska University Hospital, Karolinska has agreed to commence Phase 1 trials for glioblastoma and pancreatic cancer in 2017.

Results of Operations

Revenues

We are a clinical development stage company that is currently engaged in the development of novel cancer immunotherapy products, and we have not yet generated any revenues from our biopharmaceutical business or otherwise since our formation. We currently do not anticipate that we will generate any revenues during 2016 from the sale or licensing of any products. Our ability to generate revenues in the future will depend on our ability to complete the development of our product candidates and to obtain regulatory approval for them.

Research and Development

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	$	%	2016	2015	$	%
Research and development	$8,481	$4,960	3,521	71%	$17,200	$11,413	5,787	51%
Stock-based compensation expense included in research and development expense	640	855	(215)	-25%	1,818	2,051	(233)	-11%

Research and development expense consists of costs incurred in performing research and development activities, clinical trials, personnel costs for research and development employees and consultants, rent at our research and development facility in Tampa, Florida, cost of laboratory supplies, manufacturing expenses, and fees paid to third parties, including the NCI and our third party contract manufacturer that will process and manufacture our products for our clinical trial. Research and development expenses also included amounts paid to the National Institutes of Health under terms of our license agreements, and to the NCI under the CRADA. For the three months ended September 30, 2016, our research and development costs increased by $3.5 million, or 71%, and for the nine months ended September 30 2016 our research and development costs increased by $5.8 million, or 51%, when compared to the same periods in 2015 due to the general expansion of our research and development efforts, the expansion of our Tampa, Florida research facility, and the initiation of our Phase II clinical trial, and the payment of $2.4 million related to the agreement with PolyBioCept AB which occurred during the quarter ended September 30, 2016. In addition, in the three and nine month periods ended September 30, 2016 we incurred $0.6 million and $1.8 million, respectively, of non-cash stock-based compensation costs, compared to $0.9 million and $2.1 million, respectively, for such costs in the same period in 2015. The change in our research and development stock-based compensation expense is primarily due to the timing of hiring or terminating employees and officers.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase over the next several years as we continue to conduct our clinical trials for our products and as we increase our research and development efforts in other cancer indications. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates.

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

General and Administrative

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	$	%	2016	2015	$	%
General and administrative	$10,498	2,683	7,815	291%	20,517	7,968	12,549	157%
Stock-based compensation expense included in general and administrative	8,005	1,533	6,472	422%	13,963	3,727	10,236	275%

General and administrative expenses include compensation-related costs for our employees engaged in general and administrative activities (other than employees engaged in research and development), legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the three months ended September 30, 2016, our general and administrative expenses increased by $7.8 million, or 291%, for the nine months ended September 30, 2016 our general and administrative expense increased $12.5 million, or 157%, when compared to the same periods in 2015. The increases are due to the hiring of new employees and separation consideration provided to our former Chief Executive Officer whom left the Company in June 2016, and to our former Chief Financial Officer whom left the Company in August 2016. In addition, in the three and nine month periods ended September 30, 2016, we incurred $8.0 million, and $14.0 million, respectively, of non-cash stock-based compensation costs compared to $1.5 million and $3.8 million, respectively, for such costs in the same periods in 2015. Share based compensation includes stock and options granted to our executive officers, employees, directors, and consultants. As a result of the planned increase in our operations and increase in the number of our employees, our general and administrative expenses in the future are expected to continue to increase.

Deemed Dividend

We recognized a one-time deemed dividend of $49.5 million on August 16, 2016 related to the charges arising as a result of the beneficial conversion feature of the Series B Preferred Stock. The deemed dividend was recorded on the date that our stockholders approved the provision in the Series B Preferred Stock that allowed the Series B Preferred to convert into common stock, which was held on August 16, 2016. This one-time, non-cash charge impacted net income attributable to common stockholder and earnings per share in the quarter ended September 30, 2016.

Net loss attributable to common stockholders

We had a net loss attributable to common stockholders of $86.7 million and $19.3 million, for the nine months ended September 30, 2016 and 2015, respectively and for three month ended September 30, 2016 and 2015, we had a net loss attributable to common stockholders of $68.2 million and $7.6 million, respectively. The increase in our net loss during 2016 is due primarily due to the $49.5 million one-time deemed dividend incurred in August 2016, and to an increase in research and development expenses and general and administrative expenses, as described above. We anticipate that we will continue to incur net losses in the future as we continue to invest in our research and development, and we do not expect to generate any revenues in the near term.

Liquidity and Capital Resources

Our principal sources of working capital have been private and public equity financings and interest income.

We are currently engaged in the development of therapeutics to fight cancer. We do not have any commercial products and have not yet generated any revenues from our biopharmaceutical business. We currently do not anticipate that we will generate any revenues during 2016 from the sale or licensing of any products. As shown in the accompanying condensed financial statements, we have incurred a net loss of $37.2 million for the nine months ended September 30, 2016 and used $20.5 million of cash in our operating activities during the nine months ended September 30, 2016. As of September 30, 2016, we had $179.3 million of cash and cash equivalents and short-term investments on hand, stockholders’ equity of $179.1 million and had working capital of $177.4 million.

We expect to further increase our research and development activities, which will increase the amount of cash we will use during 2017. Specifically, we expect increased spending on clinical trials, research and development activities, higher payroll expenses as we increase our professional and scientific staff, as well as continuing payments under our Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (NCI) and continued and expansion of manufacturing activities. Based on the funds we have available, we believe that we have sufficient capital to fund our anticipated operating expenses for at least 12 months from the date of filing this quarterly report.

Cash Flows from Operating, Investing and Financing Activities (in thousands):

	For the Nine Months Ended
	September 30,
	2016	2015

Net cash provided by (used in):
Operating activities	$(20,509)	$(11,801)
Investing activities	(16,871)	(80,328)
Financing activities	96,688	77,992
Net increase(decrease) in cash and cash equivalents	$59,308	$(14,137)

Net cash used in operating activities was approximately $20.5 million for the nine months ended September 30, 2016 compared to approximately $11.8 million in the same period in 2015. Net cash used in operating activities primarily consisted of cash payments related to the increased spending within our research and development group in support of our clinical development programs and manufacturing costs, as well as the increase in our administrative functions as we scale up our business to support of the clinical activities. The timing of cash requirements may vary from period to period depending on our research and development activities, including our planned clinical trials.

Net cash used in investing activities was approximately $16.9 million for the nine months ended September 30, 2016 compared to net cash used in investing activities of approximately $80.3 million in the same period of 2015. Net cash used in investing activities in 2016 related to net purchases of short-term investments in the amount of $110.2 million, offset by maturities of $94.2 million, and capital expenditures of $0.8 million.

Net cash provided by financing activities was $96.7 million for the nine months ended September 30, 2016, primarily as a result of the Private Placement in the amount of $95.7 million, compared to approximately $78.0 million in the same period of 2015 due to the underwritten public offering of $68.3 million.

Off-Balance Sheet Arrangements

At September 30, 2016, we had no obligations that would require disclosure as off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results may differ under different estimates and assumptions.

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

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government, corporations and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our marketable securities, we believe that we are not exposed to any material market risk. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the nine months ended September 30, 2016, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Nothing to report.

Item 1A.	Risk Factors

Information regarding risk factors appears under “Risk Factors” included in Item 1A, Part I, and under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2015. Except as follows, there have been no material changes from the risk factors previously disclosed in the above-mentioned periodic report.

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

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

Nothing to report.

Item 3.	Defaults Upon Senior Securities.

Nothing to report.

Item 4.	Mine Safety Disclosures

Nothing to report.

Item 5.	Other Information.

Nothing to report.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
10.1	Office Lease, effective as of August 4, 2016, between Lion Biotechnologies, Inc. and Hudson Skyway Landing, LLC(1)
10.2	Amendment #2 Cooperative Research and Development Agreement # 02734, dated August 18, 2016, between the National Cancer Institute, and Registrant(2)
10.3	Exclusive and Co-Exclusive License Agreement, dated September 14, 2016, between Lion Biotechnologies, Inc. and PolyBioCept AB*
10.4	Executive Employment Agreement, dated September 28, 2016, by and among Lion Biotechnologies, Inc. and Gregory T. Schiffman.#(3)
10.5	Form of Indemnification Agreement
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Certain portions of the Exhibit have been omitted based upon a pending request for confidential treatment filed by us with the SEC . The omitted portions of the Exhibit have been separately filed by us with the SEC.

# Indicates a management contract or compensatory plan or arrangement.

(1)         Previously filed on August 8, 2016 as an exhibit to the Company’s current report on Form 8-K and incorporated herein by reference.

(2)         Previously filed on August 31, 2016 as an exhibit to the Company’s pre-effective Amendment No. 1 on Form S-/A and incorporated herein by reference.

(3)         Previously filed on October 3, 2016 as an exhibit to the Company’s current report on Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lion Biotechnologies, Inc.

November 4, 2016	By:	/s/ Maria Fardis
Maria Fardis
Chief Executive Officer (Principal Executive Officer)

November 4, 2016	By:	/s/ Greg Schiffman
Greg Schiffman
Chief Financial Officer (Principal Financial and Accounting Officer)

