Form 10-K
period 2016-12-31
Lion Biotechnologies, Inc.
filed 2017-03-09
CIK 1425205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from __________ to __________

Commission file number: 001-36860

LION BIOTECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	75-3254381
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

999 Skyway Road, Suite 150, San Carlos, California	94070
(Address of Principal Executive Offices)	(Zip Code)

(650) 260-7120

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $398,810,000. Shares of common stock held by directors and executive officers and any ten percent or greater stockholders and their respective affiliates have been excluded from this calculation, because such stockholders may be deemed to be "affiliates" of the Registrant. This is not necessarily determinative of affiliate status of other purposes. As of March 2, 2017, there were 62,310,892 shares of the registrant’s common stock outstanding.

Documents Incorporated By Reference

Portions of registrant’s proxy statement relating to registrant’s 2017 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K.

Forward-Looking Statements and Market Data

This Annual Report on Form 10-K contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “aim,” “potential,” “continue,” “ongoing,” “goal,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.

These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•	the success, cost and timing of our product development activities and clinical trials;
•	the success of competing therapies that are or may become available;
•	our ability to attract and retain key scientific or management personnel;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
•	the ability and willingness of our third-party research institution collaborators to continue research and development activities relating to our product candidates;
•	the potential of our other research and development and strategic collaborations;
•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
•	our plans to research, develop and commercialize our product candidates;
•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•	regulatory developments in the United States and foreign countries;
•	fluctuations in the trading price of our common stock; and
•	our use of cash and other resources.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot guarantee future results, level of activity, performance or achievements. Any forward-looking statement made by us in this Annual Report speaks only as of the date of this Annual Report or as of the date on which it is made. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report.

Unless the context requires otherwise, in this report the terms “Lion,” “Company,” “we,” “us” and “our” refer to Lion Biotechnologies, Inc.

PART I

Item 1.	Business

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

A patient's immune system, particularly their TIL, plays an important role in identifying and killing cancer cells. TIL consist of a heterogeneous population of T cells that can recognize a wide variety of cancer-specific mutations and can overcome tumor escape mechanisms. TIL therapy involves growing a patient's TIL in special culture conditions outside the patient's body, or ex vivo, and then infusing the T cells back into the patient followed by infusion of six doses of interleukin-2 (IL-2). By expanding a patient’s TIL ex vivo, away from the immune-suppressive tumor microenvironment, the T cells can rapidly proliferate. As a result, billions of TIL, when infused back into the patient, are better able to search out and potentially eradicate the tumor.

We have an on-going Phase 2 clinical trial of our lead product candidate, LN-144, TIL for the treatment of metastatic melanoma. This single-arm study is enrolling patients with melanoma whose disease has progressed following treatment with at least one systemic therapy. The trial opened for enrollment during the second half of 2015 and is being conducted at eight sites. The purpose of the study is to evaluate the safety, and efficacy of our autologous TIL infusion (LN-144). The trial’s primary objective is to characterize the safety of LN-144. Secondary outcome measures efficacy of the LN-144 includes objective response and complete response rates. Additional secondary or exploratory endpoints may be considered as well. Updates from this Phase 2 trial are planned to be released in 2017.

During 2015, we received orphan drug designation for LN-144 in the United States to treat metastatic melanoma. This designation provides seven years of market exclusivity in the United States, subject to certain limited exceptions. However, the orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review or approval process.

We are pursuing metastatic melanoma as our first target indication because of the promising initial results in this indication generated by Dr. Steven Rosenberg, M.D., Ph.D., Chief of the Surgery Branch of the National Cancer Institute (NCI) and the commercial opportunity inherent in the significant unmet need of this patient population. Melanoma is a common type of skin cancer, accounting for approximately 76,380 patients diagnosed and 10,130 deaths each year in the United States according to the American Cancer Society’s Cancer Estimated 2016 Facts and Figures. According to the NCI’s Surveillance, Epidemiology and End Results (SEER) program, about 2-5% of patients with melanoma have metastatic disease. Patients with metastatic melanoma following treatment under the current standards of care have a particularly dire prognosis with very few curative treatment options.

In addition to our ongoing trial in metastatic melanoma, we plan to initiate clinical trials of TIL therapy in several additional cancer indications in 2017, including cervical, and head and neck cancer, and to initiate additional indications by the company as well as through collaborations which may include glioblastoma and pancreatic cancer.

2016 Developments

In 2016, we underwent significant changes, including the following:

•	We submitted an Investigational New Drug Application to conduct studies in cervical and head and neck cancer. Those studies are expected to commence in 2017.
•	We hired new a Chief Executive Officer, Chief Financial Officer, Chief Medical Officer and Chief Scientific Officer.
•	We raised $100 million through the sale of equity in a private placement.
•	We announced a five-year extension of our Cooperative Research and Development Agreement (the “CRADA”) with the National Cancer Institute (the “NCI”).
•	We entered into an exclusive license agreement with PolyBioCept AB (“PolyBioCept”) and a related clinical trials agreement with the Karolinksa University Hospital.
•	We presented TIL technology data in four posters at the Society for Immunotherapy of Cancer (SITC) Annual Meeting.
•	We entered into a new three-year manufacturing agreement with WuXi Apptech, Inc. (“WuXi”)
•	We entered into a new three-year manufacturing agreement with Lonza Walkersville, Inc (“Lonza”).
•	We entered into a new sponsored research agreement and clinical grant agreement with the H. Lee Moffitt Cancer Center and Research Institute (“Moffitt”).
•	We grew from 20 employees at the beginning of 2016 to over 51 by the end of the year.
•	We moved our corporate headquarters from New York, New York to San Carlos, California.

Corporate Strategy

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

Expedite clinical development, regulatory approval, and commercialization of our lead product candidate

Based on results from NCI-sponsored clinical trials, we plan to advance our lead product candidate, LN-144, for the treatment of patients with metastatic melanoma. We filed an IND with the U.S. Food and Drug Administration (FDA) in December 2014 to initiate a company-sponsored Phase 2 single-arm, multicenter clinical trial of LN-144 in patients with metastatic melanoma. We began enrollment of this study in the second half of 2015 which has continued throughout 2016. Interim data from this trial is expected to be announced in 2017.

If data from this company-sponsored Phase 2 trial is consistent with previous results from the NCI, we plan to initiate discussions with the FDA in 2017 about a registration path for LN-144 and to thereafter conduct a multicenter pivotal trial. Assuming the results from the pivotal trial are positive, we will discuss with the FDA the filing of a Biologic License Application (BLA) for approval of LN-144 as a treatment for patients with metastatic melanoma. The FDA may grant accelerated approval for product candidates for serious conditions that fill an unmet medical need based on a surrogate or intermediate clinical endpoint, including an objective response rate, because such response rate is considered reasonably likely to predict a real clinical benefit of longer life. We believe our accelerated approval strategy may be warranted given the limited options for patients with advanced melanoma. However, even if the FDA grants accelerated approval, confirmatory trials may still be required by the FDA.

Continue collaboration with our partners, and increase our internal research and development activities, to improve TIL manufacturing and develop new TIL therapies

We seek to work with government and academic research institutions, as well as corporate partners, to supplement our own efforts to improve TIL manufacturing and develop TIL therapies in new indications in clinical trials. In August 2016, we expanded our CRADA with the NCI for another 5-year term. This collaboration with the NCI offers us the opportunity to identify new indications for unmodified TIL therapy based on human proof-of-concept data, which significantly reduces the risk in our product portfolio. Our CRADA with the NCI is focused on the treatment of additional solid tumor indications, including cervical, head and neck, lung, bladder, and breast cancer.

In addition, in December 2016, we entered into a new three-year cooperative research agreement with Moffitt. Areas of research include an evaluation of the role of individual effector cells in the expansion of TIL from primary solid tumors, the use of toll-like receptor (TLR) ligands in the expansion of TIL from solid tumors, optimal expansion of TIL from various solid tumors, and phenotype and function analysis of patient blood and tumor samples from clinical trials. At the same time, we also announced a new clinical grant agreement with Moffitt where we would provide support for an ongoing clinical trial at Moffitt that combines TIL therapy with Opdivo® (nivolumab) for the treatment of patients with metastatic melanoma.

With corporate partners, in 2015 we commenced a research and clinical collaboration with Medimmune, Inc. to evaluate means to enhance TIL growth in vitro and to combine TIL therapy with durvalumab, an anti-PDL1 antibody, in patients with solid tumor indications. In 2016, we entered into an exclusive license agreement with PolyBioCept to license certain rights to patent applications related to a cytokine cocktail for expansion of TIL.  In connection with this license, we entered into a clinical trial agreement with Karolinska University Hospital in Sweden to conduct two clinical trials in patients with pancreatic cancer and glioblastoma with TIL manufactured using the cytokine cocktail.

Establish initial manufacturing capacity for TIL products with contract manufacturing organizations

We continue to invest in improving the process and efficiency of manufacturing our product candidates. Currently we use several contract manufacturing organizations (CMOs) to supply our TIL-based products for our clinical trials. CMOs limit the amount of upfront capital investment; however, we may establish our own manufacturing facilities in the future for better margins and rapid implementation of innovative changes. We intend to carefully manage our cost structure, and reduce the long-term cost of manufacturing our products, although there can be no assurance that we will be able to reduce our manufacturing costs to commercially attractive levels.

In 2016, we entered into a new three-year manufacturing agreement with WuXi in order to increase our TIL manufacturing capacity in facilities with both clinical and commercial capability. In addition to our agreement with WuXi, we have been working with Lonza since 2011 to manufacture our TIL product. Lonza has been the manufacturer of LN-144 for our clinical trial in metastatic melanoma. We entered into a new three-year manufacturing agreement with Lonza in 2016.

Pipeline

We are developing a portfolio of TIL-based products for the treatment of solid tumors. Our lead pipeline candidate, LN-144, is an adoptive cell therapy using TIL to treat patients with metastatic melanoma. In addition to LN-144, we intend to develop additional TIL-based pipeline products to treat a variety solid tumors, as well as next-generation TIL therapies that are more potent and less costly to manufacture, and TIL in combination with other immunotherapy drugs.

LN-144

We are developing LN-144 to treat metastatic melanoma. Melanoma is a common type of skin cancer, accounting for approximately 76,380 patients diagnosed and 10,130 deaths each year in the United States according to the American Cancer Society, Cancer Facts and Figures estimates for 2016. In our ongoing Phase 2 trial, we are treating metastatic melanoma patients that have failed at least one previous treatment regimen.

Patients with metastatic melanoma following treatment under the current standards of care have a particularly dire prognosis with very few curative treatment options. The National Comprehensive Cancer Network (NCCN) has recently updated its recommendations for the treatment of patients with unresectable or metastatic melanoma. Initial therapy can include checkpoint inhibitors either alone or in combination (ipilimumab, nivolumab, pembrolimumab), targeted therapies for patients with BRAF mutations (dabrafenib/trametinib, vemurafenib/cobimetinib combinations or single agents) or a clinical trial. For patients not responding or progressing and having an adequate clinical status, agents selected from the previous list but of a different therapeutic class can be used as well as high dose IL-2 or a clinical trial. Patients who do not respond to the current second-line therapies have very few treatment options and typically have a very poor prognosis, with limited median survival measured in months.

LN-145

We are developing LN-145 to treat cervical and head and neck cancers. In December 2015, we submitted an IND application with the FDA to conduct clinical trials of LN-145 in these cancers, and in February 2016 we announced that the IND was allowed thereby permitting us to begin clinical trials in these indications with our product. We expect trials in these two indications to begin in 2017. According to the American Cancer Society’s Cancer Facts and Figures estimates for 2016, it is estimated that approximately 12,990 women are diagnosed in the United States every year with cervical cancer. If cervical cancer has spread to surrounding tissues or organs and/or the regional lymph nodes, the five-year survival rate is 67.5%. If the cancer has spread to a distant part of the body, the five-year survival rate is 16.8%. Head and neck cancer accounts for about 3% of all cancers in the United States. This year, an estimated 48,330 people will develop head and neck cancer. It is estimated that 9,570 deaths occurred in 2016.

TIL in Other Solid Tumor Indications

We are collaborating with the NCI to evaluate unmodified TIL in other solid tumor indications such as ocular (uveal) melanoma, bladder, breast and lung cancer. We are also collaborating with Karolinska University Hospital to conduct clinical trials of TIL manufactured using a novel cytokine cocktail for expansion in pancreatic cancer and glioblastoma. These trials are expected to commence in 2017.

TIL in Combination with Other Immunotherapy Drugs

Checkpoint inhibitors are a new class of immunotherapy drugs which seek to overcome one of cancer’s main defenses against an immune system attack. Checkpoint inhibitors are antibodies that block normal proteins on cancer cells, or the proteins on T cells (such as TIL) that respond to them. The result is to remove the brakes that prevent T cells from recognizing cells as cancerous and leading an immune system assault on them. We are collaborating with the NCI to evaluate TIL in combination with the checkpoint inhibitor Keytruda® (pembrolizumab) in a 170-patient clinical trial in patients with advanced melanoma. We have also previously collaborated with Moffitt to evaluate TIL in combination with the checkpoint inhibitor Yervoy® (ipilimumab) in a 12-patient clinical trial which is now completed and have recently announced a collaboration with Moffitt to evaluate TIL in combination with the checkpoint inhibitor Opdivo® (nivolumab) in a 12-patient clinical trial.

Immune system

The immune system recognizes danger signals and responds to threats at a cellular level. The most significant components of the cellular aspect of the adaptive immune response are T cells (or T lymphocytes), so called because they mature in the thymus and are distinguished from B cells which mature in the bone marrow. T cells can be distinguished from other white blood cells by T cell receptors present on their cell surface. These receptors contribute to tumor surveillance by helping T cells recognize infected cells as well as cancerous cells. T cells are involved in both sensing and killing infected or cancerous cells, as well as coordinating the activation of other cells in an immune response.

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

Cancer immunotherapy

Despite the progress that has been made over the past several decades, effective treatment of cancer, especially solid tumors, continues to be challenging. Some reasons solid tumors are so difficult to treat are: (i) in many solid tumors, multiple genes (as many as hundreds or thousands of genes) are mutated, and solid tumors are heterogeneous, (ii) it is not always clear which particular mutations are critical, and (iii) tumors can adapt and find a way to evade treatments that target a single mutation. In addition, the tumor can suppress the patient’s natural immune response. When T cells with cancer-specific receptors are absent, present in low numbers, of poor quality or rendered inactive by suppressive mechanisms employed by tumor tissue, the cancer can grow and spread to various organs. In addition, standard of care treatments for cancer can be deleterious to T cells' ability to kill cancer.

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

Tumor-infiltrating lymphocytes

Adoptive cell therapy with TIL involves (1) harvesting T cells from a patient's tumor, (2) culturing and (3) expanding the number of TIL, and (4) infusing the functional TIL back into the patient followed by treatment with IL-2. TIL are a heterogeneous population of T cells that can recognize and kill cancer cells. Currently, the TIL manufacturing process that we are developing takes approximately five to six weeks from receipt of the patient's tumor to infusion of the TIL back into the patient. We currently treat patients with a single infusion of TIL after they receive a short chemotherapy lymphodepletion regimen, which is intended to improve the survival and proliferative capacity of the newly infused T cells. After infusion, the TIL can proliferate inside a patient and potentially infiltrate the tumor microenvironment to eliminate large numbers of cancer cells. TIL can overcome several mechanisms of tumor escape to which endogenous T cells may be susceptible.

Clinical results with TIL in metastatic melanoma

To date, hundreds of metastatic melanoma patients have already been treated with TIL therapy at different hospitals in the US, Europe, Canada, and Israel. At NCI, clinical responses have been relatively consistent: approximately 50% of the melanoma patients treated with TIL have an objective response (i.e. tumor regression of 50% or more), and approximately 24% of patients have a complete response with no evidence of disease remaining after only one administration. Many patients respond to TIL therapy despite experiencing tumor progression after previously being treated with other therapies.

In September 2015, Dr. Rosenberg, a recognized pioneer in immuno-oncology and adoptive cell therapy using TIL, presented updated findings from a Phase 2 clinical trial of TIL therapy in metastatic melanoma at the American Association for Cancer Research Inaugural International Cancer Immunotherapy Conference. Data was presented from a 101 patient, Phase 2 clinical trial conducted at the NCI.  In the trial, patients with advanced metastatic melanoma were equally divided in two groups.  Both groups were treated according to a standard TIL protocol using nonmyeloablative chemotherapy, with the second group also receiving total body irradiation. 56% of the patients treated with TIL therapy achieved an objective response. An objective response occurs when there is a complete remission or a partial remission of the tumor. Out of the 101 patients, 24 (24%) had experienced a complete remission and 23 of the 24 (96%) showed ongoing durability of this response at 30 to 47 months following treatment at the time of publication.  Median follow-up time was approximately 40.9 months.  Overall survival (OS) was approximately 80% at 12 months, and median OS had not yet been achieved.  Median progression-free survival was approximately 10 months, and 35% of patients were without disease progression at 4 years. This observation was also presented by Stephanie Goff at the 2016 ASCO meeting and published in the Journal of Clinical Oncology in June.

Overall Survival of patients in TIL ± TBI study

Source: Goff, S.L. et al. Randomized, Prospective Evaluation Comparing Intensity of Lymphodepletion Before Adoptive Transfer of Tumor-Infiltrating Lymphocytes for Patients With Metastatic Melanoma. Journal of Clinical Oncology, 34(20), 2389-2397.

Clinical results with TIL in other solid tumor indications

Under our CRADA with the NCI, we are providing research and development and clinical funding for the development of unmodified TIL therapy for a variety of solid tumor indications, including cervical, head and neck, bladder, breast, and lung cancers. The NCI has completed a clinical trial involving TIL therapy to treat advanced human papilloma virus (HPV)-positive cervical cancer. Data from this trial was published in the Journal of Clinical Oncology in April 2015. Out of nine cervical cancer patients treated with HPV-TIL, two experienced complete remissions reported as ongoing at 22 and 15 months. Another patient experienced a three-month partial remission. Additionally, the NCI has ongoing trials to treat patients using TIL within lung cancer, bladder and breast cancer. Depending on results from the research and development and clinical trials conducted at the NCI under our CRADA, we may pursue the development and regulatory approval of TIL therapy for additional indications.

Safety

Overall, toxicities or adverse events during TIL therapy have almost entirely been associated with the either the lymphodepletion regimen or the high-dose IL-2 therapy given after TIL infusion as assessed by Rosenberg. Severe and life threatening toxicities due to TIL therapy occur mostly in the first week after cell infusion but generally resolve within a few weeks. To date, some patients have experienced vitiligo and uveitis, but there has been no other evidence of off-target effects associated with TIL therapy.

Toxicities which occur following administration of IL-2 but are thought to be related to the cells include immune mediated events such as vitiligo, transient uveitis, hearing loss, and vestibular dysfunction. The use of the non-myeloablative lymphodepletion regimen prior to cell administration increases the toxicity of this treatment as myelosuppression occurs in all patients.

The standard approach to the administration of high-dose IL-2 in all studies is to continue dosing until patients can no longer tolerate treatment, although the toxicities observed with ‘adjuvant’ IL-2 to TILs with only a single cycle and 6 doses are limited. As noted by Goff et al., the toxicities of treatment were largely a result of the known adverse effects of nonmyeloablative chemotherapy and administration of high-dose IL-2. These toxicities may sometimes require intubation for protection of the patient’s airway. Although these patients require significant supportive measures during this period, all toxicities are reversible and the overwhelming majority of patients have suffered no long term sequelae following this treatment regimen.

Next generation TIL product strategies

We hold an exclusive license from the NCI to a patent family directed to select TIL for various cell surface markers in order to treat patients with metastatic melanoma. This next-generation TIL technology supports more potent and efficient TIL production by selecting for TIL that express various activating receptors, including 4-1BB and PD-1. TIL that express these proteins are associated with higher tumor reactivity, so potentially fewer of the enriched cells are needed to be therapeutically effective. Selected TIL technology has the potential to reduce the time and cost of manufacturing.

In addition to selected TIL, we are evaluating strategies to genetically engineer TIL, and to pre-condition tumors from which we expand TIL so that more TIL are present at the time of tumor excision.

Process development and manufacturing

Our manufacturing and processing of TIL-based product candidates is based on the NCI’s original manufacturing and processing of TIL, which we have modified so that it can be reproduced in a Good Manufacturing Process (cGMP) environment. We believe we have streamlined and improved the NCI’s original process to be able to produce TIL in a cGMP facility.

The processing of LN-144 begins with the collection of the patient’s tumor, which is then sent to a central processing facility, where the T cells are isolated. These cells are stimulated to proliferate, then propagated in cell culture flasks until sufficient cells are available for infusion back into the patient. The TIL is then washed and put in media suitable for infusion at the cell processing site and shipped back to the clinical center where they can be administered to the patient. In preparation for administration of the TIL, the patient undergoes a short chemotherapy lymphodepletion regimen, which is intended to improve the survival and proliferative capacity of the newly infused T cells. The following diagram illustrates our current TIL manufacturing process.

We have entered into Manufacturing Services Agreements with Lonza and WuXi pursuant to which they have agreed to manufacture, package, ship and handle quality assurance and quality control of certain clinical trials for our TIL products. The production line for LN-144 is established at Lonza and is providing product for our Phase 2 trial in metastatic melanoma. Our production line at WuXi is available to manufacture TIL for both a clinical and commercial setting. Cell processing activities will be conducted at both companies under current good manufacturing processes, or cGMP, using qualified equipment and materials. We believe that all materials and components utilized in the production of the final TIL product is readily available from qualified suppliers. We expect to rely on Lonza and WuXi to meet anticipated clinical trial demands. In the future, we may rely on them or other third parties, or develop our own manufacturing capabilities for the manufacturing and processing of TIL-based product candidates for our clinical trials. To meet projected needs for commercial sale quantities, we may develop our own commercial manufacturing facility to supply and process products. Developing our own manufacturing capabilities may require more costs than we anticipate or result in significant delays. If we are unable to develop our own manufacturing capabilities, we will rely on contract manufacturers, including both current and alternate suppliers, to ensure sufficient capacity is available for commercial purposes.

The Manufacturing and Services Agreement that we entered into on November 23, 2016 with WuXi governs the terms under which we may, from time to time, engage WuXi, under separate statements of work, to provide manufacturing and other services. The agreement will also govern certain work orders placed under a prior cell therapy development and manufacturing that we entered into with WuXi in September 25, 2015. Each statement of work describes the services to be performed by WuXi, the consideration to be paid for such services, and other details related thereto the requested work. To date, we have entered into two such statements of work for two cGMP manufacturing suites to be established and operated by WuXi for us, one of which is expected to be capable of being used for the commercial manufacture of our products. The fee payable under the first statement of work for the use of one of the manufacturing suites during the first year of the agreement, including the fees for the necessary personnel, was $2.5 million. Under the second statement of work, WuXi agreed to establish and operate a second, dedicated facility for a late stage/commercial manufacturing cGMP suite to be established at WuXi’s facilities, and we agreed to transfer our current tumor infiltrating lymphocyte manufacturing process to the dedicated cGMP cell processing suite. The fee payable under the second statement of work for the use of one of the manufacturing suites during the first year, including the fees for the necessary personnel, is $5.85 million. Under the two statements of work, we agreed to pay WuXi additional fees based on the amount of testing, analysis, raw materials purchased and manufacturing/production services provided by WuXi.

The WuXi Manufacturing and Services Agreement has a three-year term. However, we may terminate that agreement or any statement of work by providing written notice of termination not less than 30 days in advance of the date of termination; provided, that we shall remain liable for any fees owed under any outstanding statement of work, including termination fees. WuXi may terminate the agreement by providing written notice of termination not less than 180 days in advance of the date of termination; provided, that, the Manufacturing and Services Agreement shall remain in full force and effect with respect to any statements of work outstanding at the time that such termination becomes effective.

Orphan Drug Designation

During 2015, we received orphan drug designation for LN-144 in the United States to treat metastatic melanoma. This designation provides seven years of market exclusivity in the United States, subject to certain limited exceptions. However, the orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review or approval process.

Commercialization plan

We currently have no sales, marketing or commercial product distribution capabilities. As we progress our clinical trials for our leading product candidates, we will build our own sales and commercialization capabilities in support of commercialization of TIL.

We believe we can address physicians who treat metastatic melanoma with a direct specialty sales force. In the U.S., there are approximately 76,380 patients diagnosed with melanoma each year. According to SEER approximately 2-5% of patients with melanoma have metastatic disease. If LN-144 is approved, since an important part of the TIL therapy regimen includes treatment with IL-2 after the patient receives their TIL, we expect to commercialize the product in the U.S. with a focused specialty sales force targeting hospitals and clinics that have experience in treating patients with IL-2.

Additionally, we are developing LN-145 to treat cervical and head and neck cancers. We also anticipate that these patients will be treated at the same hospitals that have experience in treating patients with IL-2. It is estimated that approximately 12,990 women are diagnosed in the U.S. every year with cervical cancer. If cervical cancer has spread to surrounding tissues or organs and/or the regional lymph nodes, the five-year survival rate is 67.5%. If the cancer has spread to a distant part of the body, the five-year survival rate is 16.8%. Head and neck cancer accounts for about 3% of all cancers in the U.S. This year, an estimated 48,330 people will develop head and neck cancer in this country. It was estimated that 9,570 deaths will occur in 2016 from this disease.

Outside the US, we have not yet defined our commercial strategy for our TIL products. Our commercial strategy for markets outside the US may include the use of strategic partners, distributors, a contract sales force or the establishment of our own commercial infrastructure. We plan to further evaluate these alternatives as we approach approval for one of our product candidates.

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

We have also engaged in the development of our own patent portfolio based on internal research and development activities in 2016. As a result, we now own a number of pending patent applications in the fields of TIL therapy, TIL manufacturing processes, and TIL expansion methods, and we expect to further develop our patent portfolio as a strategic focus in 2017.

Research, development and license agreements

Currently, our research and development is conducted with the NCI under the CRADA, with Moffitt under our Collaborative Research Agreement, and at our own internal research and development laboratory in Tampa, Florida. We also have clinical collaborations with the NCI under our CRADA, and with Moffitt and Karolinska University Hospital under clinical trial agreements.

In addition, we have the exclusive, co-exclusive, and non-exclusive licenses to certain patent rights with the National Institutes of Health (“NIH”), Moffitt and PolyBioCept AB described below in this Annual Report.

Cooperative Research and Development Agreement with the NCI

In August 2011, we signed a five-year CRADA with the NCI to work with Dr. Steven Rosenberg on developing adoptive cell immunotherapies that are designed to destroy metastatic melanoma cells using a patient’s tumor infiltrating lymphocytes.

In January 2015, we executed an amendment (the “Amendment”) to the CRADA to include four new indications. As amended, in addition to metastatic melanoma, the CRADA included the development of TIL therapy for the treatment of patients with bladder, lung, triple-negative breast, and HPV-associated cancers.

In August 2016, we entered into a second amendment to the CRADA. The principal changes effected by the second amendment included (i) extending the term of the CRADA by another five years to August 2021, and (ii) modifying the focus on the development of unmodified TIL as a stand-alone therapy or in combination with FDA-licensed products and commercially available reagents routinely used for adoptive cell therapy. The parties agreed to continue the development of improved methods for the generation and selection of TIL with anti-tumor reactivity in metastatic melanoma, bladder, lung, breast, and HPV-associated cancers.

Each party to the CRADA individually owns all inventions, data and materials produced solely by its employees in the course of performing the activities under the CRADA. The parties jointly own any inventions and materials that are produced by employees of both parties in the course of performing activities under the CRADA. Subject to certain conditions, this collaboration provides us with the first option to negotiate commercialization licenses from the NIH to intellectual property relating to TIL-based product candidates conceived or first reduced to practice in performance of the CRADA research plan. This includes the right to negotiate a license to intellectual property related to TIL-based product candidates that are being tested in multiple clinical trials that we are funding under the CRADA. We may exercise this right by providing written notice after either (1) we receive notice that a patent application covering an invention has been filed, or (2) the date on which we file a patent application for an invention. We then have ten months to negotiate the license with the NIH. These time periods may be extended by the U.S. Public Health Service upon good cause. Pursuant to the terms of the CRADA, we are currently required to make quarterly payments of $0.5 million to the NCI for support of research activities. To the extent we license patent rights relating to a TIL-based product candidate, we will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, we will be required to supply certain test articles, including TIL, grown and processed under cGMP conditions, suitable for use in clinical trials, where we hold the IND for such clinical trial. The extended CRADA has a five-year term expiring in August 2021. Although there can be no assurance, we anticipate that we will renew the agreement on similar terms. The CRADA may be terminated at any time by mutual written consent. We or NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date.

Patent License Agreements with the National Institutes of Health

Patent License Agreement Related to the Development and Manufacture of TIL

Effective October 5, 2011, we entered into a Patent License Agreement with the National Institutes of Health, an agency of the United States Public Health Service within the Department of Health and Human Services (NIH), which Patent License Agreement was subsequently amended on February 9, 2015 and October 2, 2015. Pursuant to the License Agreement as amended, the NIH granted us licenses, including exclusive, co-exclusive, and non-exclusive licenses, to certain technologies relating to autologous tumor infiltrating lymphocyte adoptive cell therapy products for the treatment of metastatic melanoma, lung, breast, bladder and HPV-positive cancers. The Patent License Agreement requires us to pay royalties based on a percentage of net sales (which percentage is in the mid-single digits), a percentage of revenues from sublicensing arrangements, and lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications and other direct costs incurred by the NIH pursuant to the agreement.

Exclusive Patent License Agreement Related to TIL Selection

On February 10, 2015, we entered into an Exclusive Patent License Agreement with the NIH under which we received an exclusive license to the NIH’s rights to patent-pending technologies related to methods for improving adoptive cell therapy through more potent and efficient production of TIL from melanoma tumors by selecting for T-cell populations that express various inhibitory receptors. Unless terminated sooner, the license shall remain in effect until the last licensed patent right expires.

In consideration for the exclusive rights granted under the Exclusive Patent License Agreement, we agreed to pay the NIH a non-refundable upfront licensing fee. We also agreed to pay customary royalties based on a percentage of net sales of a licensed product (which percentage is in the mid-single digits), a percentage of revenues from sublicensing arrangements, and lump sum benchmark payments upon the successful completion of clinical studies involving licensed technologies, the receipt of the first FDA approval or foreign equivalent for a licensed product or process resulting from the licensed technologies, the first commercial sale of a licensed product or process in the United States, and the first commercial sale of a licensed product or process in any foreign country. We will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the license.

Research Collaboration Agreement with Moffitt

In September 2014, we entered into a research collaboration agreement with Moffitt to jointly engage in transitional research and development of adoptive tumor-infiltrating lymphocyte cell therapy with improved anti-tumor properties and process.

In December 2016, we entered into a new three-year Sponsored Research Agreement with Moffitt. At the same time, we entered into a Clinical Grant Agreement with Moffitt to support an ongoing clinical trial at Moffitt that combines TIL therapy with Opdivo® (nivolumab) for the treatment of patients with metastatic melanoma.

Exclusive License Agreement with Moffitt

We entered into a license agreement with Moffitt (the “Moffitt License Agreement”), effective as of June 28, 2014, under which we received a world-wide license to Moffitt’s rights to patent-pending technologies related to methods for improving tumor-infiltrating lymphocytes for adoptive cell therapy. Unless earlier terminated, the term of the license extends until the earlier of the expiration of the last patent related to the licensed technology or 20 years after the effective date of the license agreement.

Pursuant to the Moffitt License Agreement, we paid an upfront licensing fee and agreed to pay a patent issuance fee, upon the issuance of the first U.S. patent covering the subject technology. In addition, we also agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales (which percentage is in the low single digits) and sublicensing payments, as applicable, and annual minimum royalties beginning with the first sale of products based on the licensed technologies, which minimum royalties will be credited against the percentage royalty payments otherwise payable in that year. We also agreed to be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the Moffitt License Agreement related to the treatment of any cancers in the United States, Europe and Japan and in other countries selected that we and Moffitt agree to.

Exclusive License Agreement with PolyBioCept

In September 2016, we entered into an exclusive and co-exclusive license agreement (the “PolyBioCept License Agreement”) with PolyBioCept AB, a corporation organized under the laws of Sweden. PolyBioCept has filed two patent applications with claims related to a cytokine cocktail for use in expansion of lymphocytes. Under the PolyBioCept License Agreement, we received the exclusive right and license to PolyBioCept’s intellectual property to develop, manufacture, market and genetically engineer TIL produced by expansion, selection and enrichment using a cytokine cocktail. The Company also received a co-exclusive license (with PolyBioCept) to develop, manufacture and market genetically engineered TIL under the same intellectual property. The licenses are for the use in all cancers and are worldwide in scope, with the exception that the uses in melanoma are not included for certain countries of the former Soviet Union.

We paid PolyBioCept a total of $2.5 million as an up-front exclusive license payment and agreed to make milestone payments to PolyBioCept under the PolyBioCept License Agreement if, and when, (i) certain product development milestones are achieved, (ii) certain regulatory approvals have been obtained from the FDA and/or the European Medicines Agency (EMA), and (iii) certain product sales targets are achieved. The milestone payments will be payable both in cash (U.S. dollars) and in shares of our common stock. If all of the foregoing product development, regulatory approval and sales milestone payments are met, we will have to pay PolyBioCept an additional $8.7 million and will have to issue to PolyBioCept a total of 2,219,376 shares of unregistered common stock. In addition to these potential payments, we agreed to reimburse PolyBioCept for up to $0.2 million in expenses related to the transfer of know-how and to pay PolyBioCept $0.1 million as a clinical trials management fee.

The PolyBioCept License Agreement has an initial term of 30 years, and may be extended for additional five-year periods. The PolyBioCept License Agreement will automatically terminate if this company files a petition for reorganization, bankruptcy or insolvency, is served with an involuntary petition in any insolvency proceeding, and such petition is not dismissed within sixty (60) days after the filing thereof, becomes insolvent or discontinues business, or makes an assignment for the benefit of creditors or any similar arrangement under any bankruptcy law. The PolyBioCept License Agreement also may be terminated by PolyBioCept if we materially breach the agreement, if we challenge any of the patents licensed under the agreement, or after a third material breach by us in any consecutive six-month period. The PolyBioCept License Agreement also may be terminated by PolyBioCept if we do not achieve certain product development milestones or regulatory approvals, except that in all cases other than or requirement to commence a Phase I Trial, PolyBioCept’s right to terminate can be removed by paying PolyBioCept a milestone payment in lieu of meeting the milestone or obtaining the regulatory approval.

Clinical Trials Agreement with Karolinska University Hospital

In connection with the execution of the PolyBioCept License Agreement, we also (i) entered into a clinical trials agreement with the Karolinska University Hospital to conduct clinical trials in glioblastoma and pancreatic cancer at the Karolinska University Hospital, and (ii) agreed to enter into a sponsored research agreement with the Karolinska Institute for the research of the cytokine cocktail in additional indications. In 2016 we paid Karolinska University Hospital $1.6 million under this agreement to conduct the clinical trials.

Competition

The biotechnology and pharmaceutical industries put significant resources in developing novel and proprietary therapies for the treatment of cancer. We compete with many different sources in the space of immunotherapy, including large and specialty pharmaceutical and biotechnology companies, academic research institutions and governmental agencies and public and private research institutions, as well as companies developing novel targeted therapies for cancer. Universities and public and private research institutions in the U.S. and Europe are also potential competitors. For example, a Phase 3 study comparing TIL to standard ipilimumab in patients with metastatic melanoma is currently being conducted in Europe by the Netherlands Cancer Institute, the Copenhagen County Herlev University Hospital, and the University of Manchester. While these universities and public and private research institutions primarily have educational objectives, they may develop proprietary technologies that lead to other FDA approved therapies or that secure patent protection. We anticipate that we will face possibly increasing competition as new drugs and therapies enter the market and advanced technologies become available.

Due to their promising clinical therapeutic effect in clinical exploratory trials, we anticipate substantial direct competition from other organizations developing advanced T-cell therapies. In particular, we expect to compete with therapies with genetically engineered T cells rendered reactive against tumor-associated antigens prior to their administration to patients. Genetically engineered T cells are being pursued by several companies, including Adaptimmune, Celgene (in collaboration with bluebird bio), Kite Pharma, Juno Therapeutics, Novartis and others. To date, these technologies have been applicable to hematologic malignancies, but it is conceivable that such genetic modification may be applied further to TIL and create competition with Lion.

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

The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices, or GLP, regulation;
•	submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
•	approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before the trial is begun;
•	performance of adequate and well-controlled human clinical trials to establish the safety, and efficacy of the proposed biologic product candidate for its intended purpose;
•	preparation of and submission to the FDA of a Biologics License Application, or BLA, after completion of all pivotal clinical trials;
•	satisfactory completion of an FDA Advisory Committee review, if applicable;
•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with current Good Manufacturing Practices, or cGMP, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigations to assess compliance with Good Clinical Practices; and
•	FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States, which must be updated annually when significant changes are made.

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

Post-Approval Requirements

Any products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available products for off-label uses, if the physicians deem to be appropriate in their professional medical judgment, manufacturers may not market or promote such off-label uses.

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the long-term stability of the product. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including, among other things, recall or withdrawal of the product from the market. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and claims, are also subject to further FDA review and approval.

The FDA also may require post-marketing testing, known as Phase 4 testing, and surveillance to monitor the effects of an approved product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

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

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor.

Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Affordable Care Act, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

The civil monetary penalties statute imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

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

Employees

As of December 31, 2016, we had 51 employees, of whom the majority are full-time, 14 held Ph.D. or M.D. degrees, 39 were engaged in research and development activities and 12 of whom were engaged in business development, finance, or administrative support. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel.

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

We are a clinical-stage biotechnology company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient's own immune system to eradicate cancer cells. We do not have products approved for commercial sale and have not generated revenue from operations. As of December 31, 2016, we had an accumulated deficit of $157.1 million. In addition, during the fiscal year ended December 31, 2016, we incurred a net loss of $52.9 million. Since our inception we have not generated any revenues from operations. We do not expect to generate any meaningful product sales or royalty revenues for the foreseeable future. We expect to incur significant additional operating losses in the future as we expand our development and clinical trial activities in support of demonstrating the effectiveness of our products.

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

We have only a limited operating history in our current line of business on which a decision to invest in our Company can be based. The future of our Company currently is dependent upon our ability to implement our business plan, as that business plan may be modified from time to time by our management. While we believe that we have a sound business plan and research and development strategy, we have only a limited operating history against which we can test our plans and assumptions, and investors therefore cannot evaluate the likelihood of our success.

We face the problems, expenses, difficulties, complications and delays normally associated with a small, biotechnology company, many of which are beyond our control. Accordingly, our prospects should be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a new business developing technologies in an industry that is characterized by a number of market entrants and intense competition. Because of our size and limited resources, we may not possess the ability to successfully overcome many of the risks and uncertainties frequently encountered by early stage companies involved in the rapidly evolving field of immunotherapy. If our research and development efforts are successful, we may also face the risks associated with the shift from development to commercialization of new products based on innovative technologies. There can be no assurance that we will be successful in developing our new business.

We have limited experience as a company conducting clinical trials.

Prior to 2015, all of the preclinical and clinical trials relating to our product candidates had been conducted by the NCI. Although we have recruited a team that has experience with clinical trials however, we as a company have limited experience in conducting clinical trials. In part because of this lack of experience, we cannot be certain that planned clinical trials will begin or be completed on time, if at all. Large-scale trials would require significant additional financial and management resources, and reliance on third-party clinical investigators, contract research organizations, or CROs, contract manufacturing organizations or CMOs, or consultants. Relying on third-party clinical investigators, CROs or CMOs may force us to encounter delays that are outside of our control.

We may encounter substantial delays in our clinical trials, or may not be able to conduct our trials on the timelines we expect.

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. We initiated our first company sponsored clinical trial in 2015 and have secured with the FDA an IND for the use of LN-145 in cervical and head and neck cancers. Even as these trials progress, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely completion of clinical development include:

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

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to, or we may elect to, conduct additional studies to bridge our modified product candidates to earlier versions. Clinical study delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

During the second half of 2015, we opened enrollment of our Company-sponsored, Phase 2 clinical trial to establish the feasibility of our lead product, LN-144, and to assess its overall safety in patients with metastatic melanoma. However, we may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Accordingly, we cannot guarantee that the trial will progress as planned or as scheduled. Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our ongoing clinical trial and planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

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

Cell-based therapies rely on the availability of reagents, specialized equipment, and other specialty materials, which may not be available to us on acceptable terms or at all. For some of these reagents, equipment, and materials, we rely or may rely on sole source vendors or a limited number of vendors, which could impair our ability to manufacture and supply our products.

Manufacturing our product candidates will require many reagents, which are substances used in our manufacturing processes to bring about chemical or biological reactions, and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. We currently depend on a limited number of vendors for certain materials and equipment used in the manufacture of our product candidates. Some of these suppliers may not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. We also do not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Accordingly, we may experience delays in receiving key materials and equipment to support clinical or commercial manufacturing.

For some of these reagents, equipment, and materials, we rely and may in the future rely on sole source vendors or a limited number of vendors. An inability to continue to source product from any of these suppliers, which could be due to regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands, or quality issues, could adversely affect our ability to satisfy demand for our product candidates, which could adversely and materially affect our product sales and operating results or our ability to conduct clinical trials, either of which could significantly harm our business.

As we continue to develop and scale our manufacturing process, we expect that we will need to obtain rights to and supplies of certain materials and equipment to be used as part of that process. We may not be able to obtain rights to such materials on commercially reasonable terms, or at all, and if we are unable to alter our process in a commercially viable manner to avoid the use of such materials or find a suitable substitute, it would have a material adverse effect on our business. Even if we are able to alter our process so as to use other materials or equipment, such a change may lead to a delay in our clinical development and/or commercialization plans. If such a change occurs for product candidate that is already in clinical testing, the change may require us to perform both ex vivo comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials.

The deviations in our proposed new products from existing products may require us to perform additional testing, which will increase the cost, and extend the time for obtaining approval.

Our TIL based therapy is based on the adoptive cell therapy (ACT) technology that we licensed from the NIH and that is presently available as a physician-sponsored investigational therapy for the treatment of Stage IV metastatic melanoma in the U.S. at the NCI, MD Anderson Cancer Center, and Moffit. The current method of treatment is very labor intensive and expensive, which has limited its widespread application. We are developing new processes that we anticipate will enable more efficient manufacturing of our products. We may have difficulty demonstrating that the products produced from our new processes are identical to the existing products. The FDA may require additional clinical testing before permitting a larger clinical trial with the new processes, and also the product may not be as efficacious in the new clinical trials. Cellular products are not considered as well characterized products because there are hundreds of markers present on these cells, and even small changes in manufacturing processes could alter the cell types. It is unclear at this time which of those markers are critical for success of these cells to combat cancer, so our ability to predict the outcomes with newer manufacturing processes is limited. The changes that we may make to the existing manufacturing process may require additional testing, which may increase costs and timelines associated with these developments.

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

Our research and development efforts have been to a large extent dependent upon the CRADA.

Although we opened our own research and development laboratory in 2014, it may take time to fully develop our research and development capabilities. In addition, we conduct a portion of our research and development under the CRADA we entered into with the NCI under the research and development CRADA, the NCI currently engaged in research and development related to the development of improved methods of large scale TIL generation for the ACT treatment of patients with metastatic melanoma, bladder, lung, triple-negative breast, and HPV-associated cancers. We are obligated to make annual payments of $2.0 million under the CRADA. In addition, although the CRADA has a five-year term, either party to the CRADA has the right to terminate the CRADA upon 60 days’ notice to the other party. As a result, no assurance can be given that the NCI will not terminate, or that we will renew, the CRADA that expires in August 2021 and that the CRADA will, therefore, remain in effect until we complete our desired research thereunder.

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

Our research and development and our operating costs have been substantial and are expected to increase. We expect to continue to spend substantial amounts to continue the clinical development of LN-144 and LN-145 and our other product candidates. As of December 31, 2016, we had $166.5 million in cash, cash equivalents and short-term investments. We believe that these funds will be sufficient to fund our operations for at least the next 12 months from the date of this annual report. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may require additional capital for the further development and commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

No adoptive cell therapy using tumor infiltrating lymphocytes has been approved for marketing in the FDA. Consequently, there is no precedent for the successful commercialization of products based on our technologies. In addition, we have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain timely FDA approvals, if at all. We have not yet sought FDA approval for any adoptive cell therapy product. We will not be able to commercialize any of our potential products until we obtain FDA approval, and so any delay in obtaining, or inability to obtain, FDA approval would harm our business.

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

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive second or third line therapy, and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research by third parties, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates, and may also be limited by the cost of our treatments and the reimbursement of those treatment costs by third-party payors. For instance, we expect our lead product candidate, LN-144, to initially target a small patient population that suffers from metastatic melanoma. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

We are required to pay substantial royalties and lump sum benchmark payments under our license agreements with the NIH and PolyBioCept, and we must meet certain milestones to maintain our license rights.

Under our license agreements with the NIH for our adoptive cell therapy technologies, we are currently required to pay both substantial benchmark payments and royalties to that institution based on our revenues from sales of our products utilizing the licensed technologies. Likewise, under our license agreement with PolyBioCept, we are required to make lump sum payments if, and when certain product sales targets are achieved. These payments could adversely affect the overall profitability for us of any products that we may seek to commercialize under the NIH or PolyBioCept liceses. In order to maintain our license rights under the NIH and PolyBioCept license agreements, we will need to meet certain specified milestones, subject to certain cure provisions, in the development of our product candidates. There is no assurance that we will be successful in meeting all of the milestones in the future on a timely basis or at all.

Because our current products represent, and our other potential product candidates will represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, the market acceptance, third-party reimbursement coverage and the commercial potential of our product candidates.

There is no assurance that the approaches offered by our products will gain broad acceptance among doctors or patients or that governmental agencies or third-party medical insurers will be willing to provide reimbursement coverage for proposed product candidates. Moreover, we do not have verifiable internal marketing data regarding the potential size of the commercial market for our product candidates, nor have we obtained independent marketing surveys to verify the potential size of the commercial markets for our current product candidates or any future product candidates. Since our current product candidates and any future product candidates will represent new approaches to treating various conditions, it may be difficult, in any event, to accurately estimate the potential revenues from these product candidates. Accordingly, we may spend large amounts of money trying to obtain approval for product candidates that have an uncertain commercial market. The market for any products that we successfully develop will also depend on the cost of the product. We do not yet have sufficient information to reliably estimate what it will cost to commercially manufacture our current product candidates, and the actual cost to manufacture these products could materially and adversely affect the commercial viability of these products. Our goal is to reduce the cost of manufacturing and providing our therapies. However, unless we are able to reduce those costs to an acceptable amount, we may never be able to develop a commercially viable product. If we do not successfully develop and commercialize products based upon our approach, or find suitable and economical sources for materials used in the production of our products, we will not become profitable, which would materially and adversely affect the value of our common stock.

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

Pursuant to the CRADA, and in cooperation with our contract manufacturers and potentially other manufacturers, we are developing improved methods for the generating and selecting autologous TILs, and to develop methods for large-scale production of autologous TILs that are in accord with current cGMP procedures. Developing a new, scaled-up, pharmaceutical manufacturing process that can more efficiently and cost effectively, and in a more automated manner measure, produce and control the physical and/or chemical attributes of our products in a cGMP facility is subject to many uncertainties and difficulties. We have never manufactured our adoptive cell therapy product candidate on a commercial scale, nor have our partners. As a result, we cannot give any assurance that we will be able to establish a manufacturing process that can produce our products at a cost or in quantities necessary to make them commercially viable. Moreover, our third-party manufacturers will have to continually adhere to current cGMP regulations enforced by the FDA through its facilities inspection program. If the facilities of these manufacturers cannot pass a pre-approval plant inspection, the FDA premarket approval of our products will not be granted. In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our products meet applicable specifications and other requirements. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory action. No assurance can be given that we will be able to develop such a manufacturing process, or that our partners will thereafter be able to establish and operate such a production facility.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates;
•	injury to our reputation;
•	withdrawal of clinical trial participants;
•	initiation of investigations by regulators;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue;
•	exhaustion of any available insurance and our capital resources;
•	the inability to commercialize any product candidate; and
•	a decline in our share price.

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

Potential competitors in the market for treating metastatic melanoma are companies such as Bristol-Myers Squibb, Roche/Genentech, Merck, Amgen, Pfizer, and GlaxoSmithKline, which already have products on the market or in development. Other companies, such as Novartis, Celgene, Kite Pharmaceuticals, Juno Therapeutics, and Adaptimmune, which are focused on genetically engineered T-cell technologies to treat cancer, may also be competitors. All of these companies, and most of our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources, and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the United States and internationally.

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

We are dependent on third parties to support our research, development and manufacturing activities and, therefore, subject to the efforts of these parties and our ability to successfully collaborate with these third parties.

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

We intend to continue to enter into additional third party collaborative agreements in the future. However, we may not be able to successfully negotiate any additional collaborative arrangements. If established, these relationships may not be scientifically or commercially successful. In order to supplement our own efforts to improve TIL manufacturing and develop TIL therapies in new indications in clinical trials, we currently work with government and academic research institutions, medical institutions and corporate partners such as the NCI, Moffitt, Medimmune, PolyBioCept and the Karolinska University Hospital. The success of these and future collaborations and joint development arrangements may be subject to numerous risks and uncertainties, including the inability or unwillingness of our partners to perform in the manner, or to the extent anticipated, and may also be subject to disagreements regarding the rights, interests, and performance of the counterparties under our licenses and development agreements. No assurance can be given that we will be able to successfully collaborate with our partners as anticipated and that our current and future collaborations and clinical trials will be completed as contemplated.

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

Our operations are dependent upon the services of our executives and our employees who are engaged in research and development. The loss of the services of our executive officers or senior research personnel could delay our product development programs and our research and development efforts. In order to develop our business in accordance with our business plan, we will have to hire additional qualified personnel, including in the areas of research, manufacturing, clinical trials management and regulatory affairs. We are continuing our efforts to recruit and hire the necessary employees to support our planned operations in the near term. However, competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense, and no assurance can be given that we will be able attract, hire, retain and motivate the highly skilled employees that we need. Future growth will impose significant added responsibilities on members of management, including:

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

Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. Our efforts to manage our growth are complicated by the fact that nearly all of our executive officers have joined us since February 2016. This lack of long-term experience working together may adversely impact our senior management team’s ability to effectively manage our business and growth.

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

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development, and commercialization goals on a timely basis, or at all.

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

Depending on the size and nature of future strategic acquisitions, we may acquire assets or businesses that require us to raise additional capital or to operate or manage businesses in which we have limited experience. Making larger acquisitions that require us to raise additional capital to fund the acquisition will expose us to the risks associated with capital raising activities. Acquiring and thereafter operating larger new businesses will also increase our management, operating and reporting costs and burdens. In addition, if we undertake acquisitions, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business.

We are a party to an SEC investigation now known as “In the Matter of Certain Stock Promotions,” the consequences of which are still uncertain but which are expected to result in a cease and desist order .

As disclosed in Item 3. Litigation, below, on April 23, 2014, we received a subpoena from the SEC that stated that the staff of the SEC was conducting an investigation then designated as “In the Matter of Galena Biopharma, Inc.” File No. HO 12346 (now known as “In the Matter of Certain Stock Promotions”) and that the subpoena was issued as part of the foregoing investigation. The Company has been informed by the Staff of the SEC that the SEC’s investigation, in part, involves the conduct of our former Chief Executive Officer, Manish Singh, during the period between September 2013 and April 2014. We understand that, as it pertains to our former Chief Executive Officer, the investigation has focused on the failure by authors of certain articles about the Company to disclose that they were compensated by one of our former investor relations firms. We understand that it is the position of the SEC Staff that the conduct of the former Chief Executive Officer with respect to these articles will be imputed to us and, as a result, that we are partially liable for the former Chief Executive Officer’s actions.

A number of articles have been written about us that may be available on the internet and elsewhere. Investors considering an investment in our securities should review this Annual Report and the other documents that we file with the SEC rather than relying on internet blogs or other similar articles and publications.

In order to resolve this matter, in December 2016, we submitted an offer of settlement to the SEC under which we offered to (i) consent to the entry of an order requiring the Company to cease and desist from any future violations of Sections 5(b), 17(a), and 17(b) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, without admitting or denying any allegations, and (ii) pay $100,000 as a financial penalty. The proposed settlement is contingent upon reaching a final agreement with the SEC and obtaining the approval of the Commissioners of the SEC, neither of which can be assured. If the offer of settlement is accepted, a cease and desist order will be issued against us, which may impact some of our future activities, including our ability to conduct certain types of securities private placements and to use a free writing prospectus in future public offerings. Based upon our offer of settlement, we have only accrued $100,000 as a liability, and do not currently expect to accrue additional liabilities related to this matter. If the SEC does not approve the settlement, we may need to enter into further discussions with the SEC to resolve the investigated matters on different terms and conditions or possibly litigate the matter. Any further negotiations or on-going legal proceedings could result in significant legal expenses, the diversion of management’s attention from our business, damage to our business and reputation, and could subject us to a wide range of remedies, including an SEC enforcement action and greater financial penalties.

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

We may also experience delays in completing planned clinical trials for a variety of reasons, including delays related to:

•	the availability of financial resources to commence and complete the planned trials;
•	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•	obtaining approval at each clinical trial site by an independent institutional review board, or IRB;
•	recruiting suitable patients to participate in a trial;
•	having patients complete a trial or return for post-treatment follow-up;
•	clinical trial sites deviating from trial protocol or dropping out of a trial;
•	adding new clinical trial sites; or
•	manufacturing sufficient quantities of qualified materials under cGMPs and applying them on a subject by subject basis for use in clinical trials.

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

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a risk evaluation and mitigation strategy in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and cGCPs for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•	fines, warning letters or holds on clinical trials;
•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
•	product seizure or detention, or refusal to permit the import or export of our product candidates; and
•	injunctions or the imposition of civil or criminal penalties.

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

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•	the demand for our product candidates, if we obtain regulatory approval;
•	our ability to set a price that we believe is fair for our products;
•	our ability to generate revenue and achieve or maintain profitability;
•	the level of taxes that we are required to pay; and
•	the availability of capital.

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

Risks Related to Our Intellectual Property

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, or lawsuits accusing our products of patent infringement, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one or more of our patents is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may be enjoined from manufacturing, use, and marketing our products, or may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure.

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

Should third parties file patent applications, or be issued patents claiming technology also used or claimed by us, we may be required to participate in interference proceedings in the United States Patent and Trademark Office (USPTO) to determine priority of invention. We may be required to participate in interference proceedings involving our issued patents and pending applications. We may be required to cease using the technology or to license rights from prevailing third parties as a result of an unfavorable outcome in an interference proceeding. A prevailing party in that case may not offer us a license on commercially acceptable terms.

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

The issuance of a patent is not conclusive as to its validity or enforceability and it is uncertain how much protection, if any, will be given to the patents we have licensed from the NIH or from Moffitt if either the NIH, Moffitt or we attempt to enforce the patents and/or if they are challenged in court or in other proceedings, such as oppositions, which may be brought in foreign jurisdictions to challenge the validity of a patent. A third party may challenge the validity or enforceability of a patent after its issuance by the Patent Office. It is possible that a competitor may successfully challenge our patents or that a challenge will result in limiting their coverage. Moreover, the cost of litigation to uphold the validity of patents and to prevent infringement can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use our patented invention without payment to us. Moreover, it is possible that competitors may infringe our patents or successfully avoid them through design innovation. To stop these activities, we may need to file a lawsuit. These lawsuits are expensive and would consume time and other resources, even if we were successful in stopping the violation of our patent rights. In addition, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of our patents were upheld, a court would refuse to stop the other party on the ground that its activities are not covered by, that is, do not infringe, our patents.

Should third parties file patent applications, or be issued patents claiming technology also used or claimed by our licensor(s) or by us in any future patent application, we may be required to participate in interference proceedings in the USPTO to determine priority of invention for those patents or patent applications that are subject to the first-to-invent law in the United States, or may be required to participate in derivation proceedings in the USPTO for those patents or patent applications that are subject to the first-inventor-to-file law in the United States. We may be required to participate in such interference or derivation proceedings involving our issued patents and pending applications. We may be required to cease using the technology or to license rights from prevailing third parties as a result of an unfavorable outcome in an interference proceeding or derivation proceeding. A prevailing party in that case may not offer us a license on commercially acceptable terms.

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

Since the NCI, MD Anderson Cancer Center, Moffit and others already use the ACT technology in therapy for the treatment of Stage IV metastatic melanoma, their methods and data are also available to third parties, who may want to enter into our line of business and compete against us. We currently do not own any exclusive rights on our entire product portfolio that could be used to prevent third parties from duplicating our business plan or from otherwise directly competing against us. While additional technologies that may be developed under our CRADA may be licensed to us on an exclusive basis, no assurance can be given that our existing exclusive rights and will be sufficient to prevent others from competing with us and developing substantially similar products.

The use of our technologies could potentially conflict with the rights of others.

Our potential competitors or others may have or acquire patent rights that they could enforce against us. If they do so, then we may be required to alter our products, pay licensing fees or cease activities. If our products conflict with patent rights of others, third parties could bring legal actions against us or our collaborators, licensees, suppliers or customers, claiming damages and seeking to enjoin manufacturing, use and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages (including treble damages and attorneys’ fees for willful infringement), we could be required to obtain a license in order to continue to manufacturing, promoting the use or marketing the affected products. We may not prevail in any legal action and a required license under the patent may not be available on acceptable terms or at all.

We previously reported that we conducted an extensive freedom-to-operate (FTO) analysis of the then current patent landscape with respect to our lead product candidate, and based on that analysis, that we believe that we have FTO for our lead TIL product candidate. Because patent applications do not publish for 18 months, and because the claims of patent families can change over time, no FTO analysis can be considered exhaustive. We are undertaking additional FTO analyses of our manufacturing processes, our lead TIL products, and contemplated future processes and products. However, the area of patent and other intellectual property rights in biotechnology remains an evolving area with many risks and uncertainties. As such, we expect our FTO analyses will be ongoing.

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

As of December 31, 2016, our officers and directors beneficially owned approximately 11% of our outstanding common stock. These stockholders, if they act together, may be able to materially affect the outcome of matters presented to our stockholders, including the election of our directors and other corporate actions such as:

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

Future sales of our common stock in the public market could cause our stock price to fall.

Our stock price could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of December 31, 2016, we had over 62 million shares of common stock outstanding, in addition we had over 22 million, stock options to purchase common stock based on vesting requirements, warrants to purchase common stock and the conversion of preferred stock, that would increase the number of common stock outstanding if these instruments were exercised or converted.

In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause our stock price to decline.

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

As a public reporting company, we are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002, which requires our management to assess and report on our internal controls over financial reporting. Nevertheless, in future years, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls that we would be required to remediate in a timely manner so as to be able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act each year. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act each year, we could be subject to sanctions or investigations by the SEC, NASDAQ or other regulatory authorities which would require additional financial and management resources and could adversely affect the market price of our common stock. In addition, material weaknesses in our internal controls could result in a loss of investor confidence in our financial reports.

Our board could issue one or more additional series of preferred stock without stockholder approval with the effect of diluting existing stockholders and impairing their voting and other rights.

Our articles of incorporation authorize the issuance of up to 50,000,000 shares of “blank check” preferred stock (of which only 17,000 have been designated as the Series A Convertible Preferred Stock and 11,500,000 designated as Series B Convertible Preferred Stock) with designations, rights and preferences as may be determined from time to time by our board of directors. Our board is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to effect a change in control of our company.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of October 2016, our corporate headquarters consist of 8,733 square feet of space that we lease in San Carlos, California. The lease is for a term of 54 months.

We also currently lease offices in New York under a lease that expires in July 2017.

Our research and development facilities consist of an 8,673 square foot facility located at the University of South Florida Research Park in Tampa, Florida. The lease expires in 2019.

We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Item 3.	Legal Proceedings.

SEC Settlement

On April 23, 2014, we received a subpoena from the SEC that stated that the staff of the SEC was conducting an investigation then designated as “In the Matter of Galena Biopharma, Inc.” File No. HO 12346 (now known as “In the Matter of Certain Stock Promotions”) and that the subpoena was issued as part of the foregoing investigation. We have been informed by the staff of the SEC that the SEC’s investigation, in part, involves the conduct of our former Chief Executive Officer, Manish Singh, during the period between September 2013 and April 2014. We understand that, as it pertains to our former Chief Executive Officer, the investigation has focused on the failure by authors of certain articles about the Company to disclose that they were compensated by one of our former investor relations firms. We understand that it is the position of the SEC Staff that the conduct of the former Chief Executive Officer with respect to these articles will be imputed to us and, as a result, that we are partially liable for the former Chief Executive Officer’s actions.

In order to resolve this matter, in December 2016, we submitted an offer of settlement to the SEC under which we offered to (i) consent to the entry of an order requiring the Company to cease and desist from any future violations of Sections 5(b), 17(a), and 17(b) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, without admitting or denying any allegations, and (ii) pay $100,000 as a financial penalty. The proposed settlement is contingent upon reaching a final agreement with the SEC and obtaining the approval of the Commissioners of the SEC, neither of which can be assured.

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

Other

In addition to the items noted above, we may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of our business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue amounts, to the extent they can be reasonably estimated, that we believe are adequate to address any liabilities related to legal proceedings and other loss contingencies that we believe will result in a probable loss. While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingency involving us, management does not believe any pending matter will be resolved in a manner that would have a material adverse effect on our financial position, results of operations or cash flows. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since February 26, 2015, our common stock has been listed for trading on the Nasdaq Global Market under the symbol “LBIO”. Prior thereto, our common stock was quoted on the OTC QB market of the OTC Markets.

Fiscal Year Ended December 31, 2016	High	Low

First quarter	$7.54	$4.54
Second quarter	8.65	4.90
Third quarter	9.29	7.78
Fourth quarter	8.07	5.80

Fiscal Year Ended December 31, 2015	High	Low

First quarter	$15.03	$7.60
Second quarter	13.89	8.02
Third quarter	10.29	5.42
Fourth quarter	8.45	5.27

Stockholders

As of December 31, 2016, there were approximately 86 holders of record of our common stock. In addition, we had two holders of record who owned shares of our Series A Convertible Preferred Stock and 13 holders of record who owned our Series B Convertible Preferred Stock.

Dividends

We have never declared or paid any cash dividends on our common stock or any other securities. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs.

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

Under the terms of the Series B Convertible Preferred Stock, holders shall be entitled to receive dividends on shares equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the Series A Convertible Preferred Stock, common stock or other junior securities when, as and if such dividends (other than dividends in the form of common stock) are paid on shares of the Series A Convertible Preferred Stock, common stock or other junior securities. No other dividends shall be paid on shares of Series B Convertible Preferred Stock, and we may not pay dividends (other than dividends in the form of common stock) on shares of the Series A Convertible Preferred Stock, common stock or other junior securities unless it simultaneously complies with the previous sentence.

Equity Compensation Plan Information

Information regarding our equity compensation plans is incorporated by reference from the information in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after the end of the fiscal year to which this Annual Report relates.

Recent Sales of Unregistered Securities

During the fiscal quarter ended December 31, 2016, warrants to purchase 242,000 shares of common stock were exercised at an exercise price of $2.50 per share, 211,074 shares of common stock were issued, with 30,926 warrants cancelled in connection with cashless exercises which took place. These shares were issued pursuant to an exemption available under Section 4(a)(2) of the Securities Act of 1933, as amended. No commissions were paid with respect to this warrant exercises.

Stock Repurchases during the three months ended December 31, 2016

Not applicable.

Item 6.	Selected Financial Data (in thousands, except per share information)

The statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the balance sheet data as of December 31, 2016 and 2015 have been derived from our audited financial statements included elsewhere in this annual report on Form 10-K. The statements of operations data for the years ended December 31, 2013 and 2012 and the balance sheet data as of December 31, 2014, 2013 and 2012 have been derived from our audited financial statements not included in this annual report on Form 10-K. The following selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and financial statements and related notes to those statements included elsewhere in this annual report on Form 10-K.

	Years Ended December 31,
	2016	2015	2014	2013	2012

Net revenue	$-	$-	$-	$-	$-
Operating expenses:
Research and development	28,037	15,470	3,849	2,154	1,656
General and administrative	25,602	12,390	8,192	3,831	6,476
Cost of Lion transaction - related party	-	-	-	16,656	-
Other income (loss)	745	200	6	(2,741)	4,825
Net loss	$(52,894)	$(27,660)	$(12,035)	$(25,382)	$(3,308)
Net loss Per Common Share	$(1.85)	$(0.62)	$(0.48)	$(3.47)	$(0.04)

	As of December 31,
	2016	2015	2014	2013	2012

Total assets	$171,886	$105,653	$46,507	$19,877	$29
Total liabilities	$4,968	$1,630	$1,662	$2,270	$11,349
Total stockholders' equity	$166,918	$104,023	$44,845	$17,604	$(11,319)

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

We have an on-going Phase 2 clinical trial of our lead product candidate, LN-144, TIL for the treatment of metastatic melanoma. This single-arm study is enrolling patients with melanoma whose disease has progressed following treatment with at least one systemic therapy. The trial opened for enrollment during the second half of 2015 and is being conducted at eight sites. The purpose of the study is to evaluate the safety, and efficacy of our autologous TIL infusion (LN-144). The trial’s primary endpoints are characterized by the safety of LN-144. Secondary outcome measures efficacy of LN-144 which include objective response and complete response rates. Additional secondary or exploratory endpoints may be considered as well. Updates from this Phase 2 trial is planned to be released in 2017.

During 2015, we received orphan drug designation for LN-144 in the United States to treat metastatic melanoma. This designation provides seven years of market exclusivity in the United States, subject to certain limited exceptions.

In September 2016, we entered into an exclusive and co-exclusive license agreement PolyBioCept AB for the exclusive right and license to PolyBioCept’s intellectual property to develop, manufacture, market and genetically engineer TIL produced by expansion, selection and enrichment using a cytokine cocktail. We paid PolyBioCept a total of $2.5 million as an up-front exclusive license payment and agreed to make milestone payments to PolyBioCept under the PolyBioCept license agreement if, and when, (i) certain product development milestones are achieved, (ii) certain regulatory approvals have been obtained from the FDA and/or the European Medicines Agency (EMA), and (iii) certain product sales targets are achieved. The milestone payments will be payable both in cash (U.S. dollars) and in shares of our common stock. If all of the foregoing product development, regulatory approval and sales milestone payments are met, we will have to pay PolyBioCept an additional $8.7 million and will have to issue to PolyBioCept a total 2,219,376 shares of unregistered common stock. In addition to these potential payments, we agreed to reimburse PolyBioCept for up to $0.2 million in expenses related to the transfer of know-how and to pay PolyBioCept $0.1 million as a clinical trials management fee.

On November 23, 2016 we entered into that a three-year manufacturing and services agreement with WuXi pursuant to which WuXi agreed to provide manufacturing and other services. Under the agreement, we entered into two statements of work for two cGMP manufacturing suites to be established and operated by WuXi for us, one of which is expected to be capable of being used for the commercial manufacture of our products. The fee payable under the first statement of work for the use of one of the manufacturing suites during the first year of the agreement, including the fees for the necessary personnel, is $2.5 million. The second statement of work, under which WuXi agreed to establish and operate a second, dedicated facility for a late stage/commercial manufacturing cGMP suite requires us to pay approximately $5.85 million during the first year of the agreement.

Results of Operations for the Years Ended December 31, 2016 and 2015

Revenues

As a development stage company that is currently engaged in the development of novel cancer immunotherapy products, we have not yet generated any revenues from our biotechnology business or otherwise since our formation. We currently do not anticipate that we will generate any revenues during 2017 from the sale or licensing of our products. Our ability to generate revenues in the future will depend on our ability to complete the development of our product candidates and to obtain regulatory approval for them.

Costs and expenses

Research and Development Expense (in thousands)

	Years Ended December 31,		Increase (Decrease)
	2016	2015	$	%

Research and development	$28,037	$15,470	12,567	81%
Stock-based compensation expense included in research and development expense	3,267	2,248	1,019	45%

Research and Development expense for the year ended December 31, 2016 increased by $12.6 million, or 81%, compared to the year ended December 31, 2015, inclusive of stock-based compensation. The increase was primarily attributable to a $2.3 million increase in payroll and related expenses primarily due to an increase in headcount, a $3.2 million increase in drug manufacturing costs, a $0.9 million increase in costs related to our clinical trials, $1.0 million increase in stock-based compensation expense and expenses incurred under the PolyBioCept agreement in the amount of $2.7 million.

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

General and Administrative Expense (in thousands)

	Years Ended December 31,		Increase (Decrease)
	2016	2015	$	%

General and administrative	$25,602	$12,390	13,212	107%
Stock-based compensation expense included in general and administrative	15,637	6,275	9,362	149%

General and Administrative expense for the year ended December 31, 2016 increased by $13.2 million, or 107%, compared to the year ended December 31, 2015, inclusive of stock-based compensation. The increase was primarily attributable to a $9.3 million increase in stock-based compensation expense primarily due to the accelerated vesting of equity awards upon the termination of employment of our former Chief Executive Officer and our former Chief Financial Officer, and the increase in the number of our employees. A $1.5 million increase in payroll and related expenses primarily due to the increase in headcount, a $0.9 million increase due to severance payments to our former Chief Executive Officer and our former Chief Financial Officer and a $1.3 million increase in consulting and legal related expenses.

General and administrative expenses include personnel costs for our employees engaged in general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

Interest Income (in thousands)

	Years Ended December 31,		Increase (Decrease)
	2016	2015	$	%

Interest Income	$745	$200	545	273%

Interest income results from our interest-bearing cash and investment balances. Interest income for the year ended December 31, 2016 increased due to the higher cash balances in 2016 as a result of the proceeds received from our equity financings in 2015 and June 2016.

Results of Operations for the Years Ended December 31, 2015 and 2014

Revenues

As a development stage company that is currently engaged in the development of novel cancer immunotherapy products, we have not yet generated any revenues from our biotechnology business or otherwise since our formation.

Costs and expenses

Research and Development Expense (in thousands)

	Years Ended December 31,		Increase (Decrease)
	2015	2014	$	%

Research and development	$15,470	$3,849	11,621	302%
Stock-based compensation expense included in research and development expense	2,248	1,144	1,104	97%

During the year ended December 31, 2015, our research and development costs increased by $11.6 million when compared to the same period in 2014, inclusive of stock-based compensation. The increase is mainly attributable to the expansion of our CRADA in 2015, the general expansion of our research and development efforts, the establishment of our Tampa, Florida, research facility in the fourth quarter of 2014 and the initiation of our Phase II clinical trial in September 2015.

General and Administrative Expense (in thousands)

	Years Ended December 31,		Increase (Decrease)
	2015	2014	$	%

General and administrative	$12,390	$8,192	4,198	51%
Stock-based compensation expense included in general and administrative	6,275	2,670	3,605	135%

For the year ended December 31, 2015 our general and administrative expenses increased by $4.2 million, or 51%, and for the year ended December 31, 2014 compared to the prior year comparable period, inclusive of stock-based compensation. The increase in our general and administrative expenses during the year ended December 31, 2015 is primarily due to stock-based compensation, and increases in our overall corporate activities, including business development and increases in employment related expenses, insurance costs and legal fees. For the years ended December 31, 2015 and 2014, we incurred $6.3 million and $2.7 million, respectively, of non-cash stock-based compensation costs. Share based compensation includes stock and options granted to our executive officers, our employees, our directors, and our consultants and advisors.

Interest Income (in thousands)

	Years Ended December 31,		Increase (Decrease)
	2015	2014	$	%

Interest Income	$200	$6	194	3233%

Interest income results from our interest-bearing cash and investment balances. Interest income for the year ended December 31, 2015 increased over 2014 due to the higher cash balances in 2015 as a result of the proceeds received from our equity financings in late 2014 and early 2015.

Net Loss

We had a net loss of $52.9 million, $27.7 million, and $12.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in our net loss during 2016 is due to the continued expansion of our research and development activities, increased clinical trials and manufacturing activities, and the overall growth of our corporate infrastructure. Our general and administrative expenses increased due to the increase in headcount and due to stock-based equity awards accelerated in 2016 related to the termination of certain executives.  The increase in our net loss during 2015 is due to an increase in general and administrative expenses, along with the expansion of our research and development activities. We anticipate that we will continue to incur net losses in the future as we further invest in our research and development activities, including our clinical development. We do not expect to generate any revenues in the near term.

Liquidity and Capital Resources

Corporate Capitalization. As of December 31, 2016, we had outstanding 62,248,074 shares of our $0.000041666 par value common stock, 1,694 shares of our $0.0001 par value Series A Convertible Preferred Stock, and 7,946,673 shares of our $0.0001 par value Series B Convertible Preferred Stock. The outstanding shares of Series A Convertible Preferred Stock are currently convertible into 847,000 shares of our common stock, and the outstanding shares of Series B Convertible Preferred Stock are currently convertible into 7,946,673 shares of our common stock. The shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock do not have voting rights or accrue dividends.

Our major sources of funding have been proceeds from various public and private offerings of our common stock, option and warrant exercises, and interest income.

We are currently engaged in the development of therapeutics to fight cancer. We do not have any commercial products and have not yet generated any revenues from our biopharmaceutical business. We currently do not anticipate that we will generate any revenues during 2017 from the sale or licensing of any products. As shown in the accompanying financial statements, we have incurred a net loss of $52.9 million for the year ended December 31, 2016 and used $32.7 million of cash in our operating activities during the year ended December 31, 2016. As of December 31, 2016, we had $166.5 million of cash and cash equivalents and short-term investments on hand, stockholders’ equity of $166.9 million and had working capital of $164.5 million.

We expect to further increase our research and development activities, which will increase the amount of cash we will use during 2017. Specifically, we expect increased spending on clinical trials, research and development activities, higher payroll expenses as we increase our professional and scientific staff and continued and expansion of manufacturing activities. However, based on the funds we have available; we believe that we have sufficient capital to fund our anticipated operating expenses for at least 12 months from the date of filing this annual report.

Cash Flows from Operating, Investing and Financing Activities (in thousands):

	Years Ended December 31,
	2016	2015	2014
Net cash (used in) provided by :
Operating activities	$(32,668)	$(18,381)	$(8,633)
Investing activities	8,894	(71,208)	(1,592)
Financing activities	96,904	78,267	35,462
Net increase (decrease) in cash and cash equivalents	$73,130	$(11,322)	$25,237

Net cash used in operating activities of $32.7 million for the year ended December 31, 2016 resulted primarily from our net loss of $52.9 million, adjusted by $18.9 million for stock-based compensation expense, a $2.8 million an increase prepaids due to timing of certain upfront payments associated with our research agreements, and a $3.4 million increase in accrued liabilities primarily due to increases in activities by the Company.

Net cash used in operating activities of $18.4 million for the year ended December 31, 2015 resulted primarily from our net loss of $27.7 million, adjusted by $8.5 million for stock-based compensation expense.

Net cash used in operating activities of $8.6 million for the year ended December 31, 2014 resulted primarily from our net loss of $12.0 million, adjusted by $3.8 million for stock-based compensation expense.

Net cash provided by investing activities of $8.9 million for the year ended December 31, 2016 consisted primarily of $1.5 million used for the purchase of property and equipment, and $110.2 million used for purchases of short-term investments, offset by $120.7 million of proceeds from the maturities of short-term investments.

Net cash used in investing activities of $71.2 million for the year ended December 31, 2015 consisted primarily of $1.1 million used for the purchase of property and equipment, and $140.7 million used for purchases of short-term investments, offset by $70.6 million of proceeds from the maturities of short-term investments.

Net cash used in investing activities of $1.6 million for the year ended December 31, 2014 was solely used for the purchase of property and equipment.

Net cash provided by financing activities of $96.9 million for the year ended December 31, 2016 consisted primarily of net proceeds of $95.7 million from the issuance of shares in a private offering at $4.75 per share after deducting expenses of the offering, $1.2 million of proceeds exercise of warrants, $0.6 million from the exercise of options offset by $0.6 million in connection with tax payments made by the Company in connection with vested restricted stock awards.

Net cash provided by financing activities of $78.3 million for the year ended December 31, 2015 consisted primarily of net proceeds of $68.3 million from the issuance of shares in a private offering at $8.00 per share after deducting expenses of the offering, $9.7 million of proceeds exercise of warrants and $0.3 million from the exercise of options.

Net cash provided by financing activities of $35.5 million for the year ended December 31, 2014 consisted primarily of net proceeds of $32.2 million from the issuance of shares in a private offering at $5.75 per share after deducting expenses of the offering, and $3.2 million of proceeds exercise of warrants.

Significant Accounting Policies and Recent Accounting Standards

See Note 2 of the financial statements for a discussion of our significant accounting policies, including the discussion of recent accounting standards.

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

Our current contractual obligations as of December 31, 2016 that will require future cash payments are as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	2017	2018	2019	2020	2021	Therafter

Operating lease obligations	$2,860	$797	$699	$700	$495	$169	$-
Purchase commitments	9,820	9,820	-	-	-	-	-
Moffitt obligations	873	873	-	-	-	-	-
CRADA minimum obligations	500	500	-	-	-	-	-

Total	$14,053	$11,990	$699	$700	$495	$169	$-

Off-Balance Sheet Arrangements

At December 31, 2016, we had no obligations that would require disclosure as off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. The fair market value of fixed rate securities may be adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, our cash and cash equivalents are primarily held in cash deposits and money market funds. As of December 31, 2016, our short-term investments consist of commercial paper, corporate debt securities and U.S. government agency securities, which generally had maturities of one year or less and we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Assuming a hypothetical change in interest rates of one percentage point, change in the fair value of our total investment portfolio as of December 31, 2016 would not have had a material effect on our results of operations or cash flows for that period.

Inflation Risk

Inflation has not had a material effect on our business, financial condition or results of operations during the years ended

December 31, 2016, 2015 or 2014.

Item 8.	Financial Statements and Supplementary Data

Financial Statements are referred to in Item 15, listed in the Index to Financial Statements as a part of this Annual Report on Form 10-K, and are incorporated herein by this reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b)  Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The independent registered public accounting firm, Marcum LLP, has issued an attestation report on our internal control over financial reporting.  The report on the audit of internal control over financial reporting is included in this Form 10-K.

(c)  Changes in Internal Control Over Financial Reporting:

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information required by this Item 10 will be presented in the Proxy Statement "Election of Directors," "Management Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Board of Directors and Corporate Governance," and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the sections entitled “Executive Compensation,” "Executive Compensation—Compensation Committee Report." and “Directors’ Compensation” in the Proxy Statement.

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

10.21	Amendment No. 1, dated April 14, 2015, to Executive Employment Agreement by and among Lion Biotechnologies, Inc. and Dr. Elma Hawkins (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on April 14, 2015)#.
10.22	Employment Agreement, dated June 8, 2015, between Lion Biotechnologies, Inc. and Molly Henderson (incorporated herein by reference to the Registrant’s Form 10-Q filed with the Commission on August 10, 2015)#
10.23	First Amendment to Patent License Agreement-Exclusive, effective October 2, 2015, between the Company and the National Institutes of Health (incorporated herein by reference to the Registrant’s Form 10-Q filed with the Commission on November 6, 2015)*
10.24	Form of Securities Purchase Agreement, dated June 2, 2016, among Lion Biotechnologies, Inc. and the Investors thereunder (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on June 3, 2016)
10.25	Form of Registration Rights Agreement, dated June 2, 2016, by and among Lion Biotechnologies, Inc. and the Investors thereunder.(incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on June 3, 2016)
10.26	Severance Agreement and General Release, dated June 1, 2016, between Lion Biotechnologies, Inc. and Dr. Elma Hawkins (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on June 3, 2016)#
10.27	Board Adviser Agreement, dated June 1, 2016, between Lion Biotechnologies, Inc. and Dr. Elma Hawkins(incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on June 3, 2016)#
10.28	Form of Retention Bonus Agreement (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on June 3, 2016)#
10.29	Office Lease between Lion Biotechnologies, Inc. and Hudson Skyway Landing, LLC (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on August 8, 2016)
10.30	Amendment #2 Cooperative Research and Development Agreement # 02734, dated August 18, 2016, between the National Cancer Institute, and Registrant (incorporated herein by reference to the Registrant’s Form 10-Q filed with the Commission on November 4, 2016)
10.31	Exclusive and Co-Exclusive License Agreement, dated September 14, 2016, between Lion Biotechnologies, Inc. and PolyBioCept AB (incorporated herein by reference to the Registrant’s Form 10-Q filed with the Commission on November 4, 2016)*
10.32	Executive Employment Agreement, dated January 27, 2017, by and among Lion Biotechnologies, Inc. and Michael T. Lotze (incorporated herein by reference to the Registrant’s Form 10-Q filed with the Commission on May 9, 2016)#
10.33	Amended and Restated Executive Employment Agreement, dated January 27, 2017, by and among Lion Biotechnologies, Inc. and Michael T. Lotze.#
10.34	Executive Employment Agreement, dated February 4, 2016, by and among Lion Biotechnologies, Inc. and Steven A. Fischkoff (incorporated herein by reference to the Registrant’s Form 10-Q filed with the Commission on May 9, 2016)#
10.35	Executive Employment Agreement, dated September 28, 2016, by and among Lion Biotechnologies, Inc. and Gregory T. Schiffman (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on October 3, 2016)#
10.36	Manufacturing Services Agreement, dated November 23, 2015, between WuXi AppTec, Inc. and Lion Biotechnologies, Inc.*
10.37	2017 Corporate Goals-Cash Bonus Plan
21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101	The following financial information from the Annual Report on Form 10-K of Lion Biotechnologies, Inc. for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of December 31, 2016 and 2015; (2) Statements of Income for the years ended December 31, 2016, and 2015; (3) Statements of Shareholders’ Equity for the years ended December 31, 2016, and 2015; (4) Statements of Cash Flows for the years ended December 31, 2016, and 2015; and (5) Notes to Financial Statements

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

LION BIOTECHNOLOGIES, INC.

Date: March 8, 2017	By:	/s/ Maria Fardis
		Name:	Maria Fardis
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maria Fardis	Chief Executive Officer (Principal	March 8, 2017
Maria Fardis	Executive Officer) and Director

/s/ Greg Schiffman	Chief Financial Officer	March 8, 2017
Greg Schiffman	(Principal Financial Officer)

/s/ Franco Valle	Controller	March 8, 2017
Franco Valle	(Principal Accounting Officer)

/s/ Merrill A. McPeak	Director	March 8, 2017
Merrill A. McPeak

/s/ Jay Venkatesan	Director	March 8, 2017
Jay Venkatesan

/s/ Sanford J. Hillsberg	Director	March 8, 2017
Sanford J. Hillsberg

/s/ Ryan D. Maynard	Director	March 8, 2017
Ryan D. Maynard

/s/ Iain Dukes	Director	March 8, 2017
Iain Dukes

/s/ Wayne Rothbaum	Director	March 8, 2017
Wayne Rothbaum

LION BIOTECHNOLOGIES, INC.

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of

Lion Biotechnologies, Inc.

We have audited the accompanying balance sheet of Lion Biotechnologies, Inc. (the “Company”) as of December 31, 2016, and the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lion Biotechnologies, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lion Biotechnologies, Inc.’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) and our report dated March 8, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 8, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lion Biotechnologies, Inc.

We have audited the accompanying balance sheet of Lion Biotechnologies, Inc. as of December 31, 2015, and the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lion Biotechnologies, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Weinberg & Company, P.A.

Los Angeles, California

March 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the

Board of Directors and Shareholders of

Lion Biotechnologies, Inc.

We have audited Lion Biotechnologies, Inc.'s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

In our opinion, Lion Biotechnologies, Inc. maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet as of December 31, 2016 and the related statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the year then ended of the Company and our report dated March 8, 2017 expressed an unqualified opinion on those financial statements.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 8, 2017

LION BIOTECHNOLOGIES, INC.

Balance Sheets

(In thousands, except share and per share information)

	December 31,	December 31,
	2016	2015
ASSETS

Current Assets
Cash and cash equivalents	$106,717	$33,587
Short-term investments	59,753	70,113
Prepaid expenses and other current assets	3,042	277
Total Current Assets	169,512	103,977

Property and equipment, net	2,374	1,676
Total Assets	$171,886	$105,653

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$863	$958
Accrued expenses	4,105	672
Total Current Liabilities	4,968	1,630

Commitments and contingencies (see note 11)

Stockholders’ Equity
Series A Convertible Preferred stock, $0.001 par value; 17,000 shares authorized, 1,694 shares issued and outstanding, respectively (aggregate liquidation value of $1,694)	-	-
Series B Convertible Preferred stock, $0.001 par value; 11,500,000 shares authorized, 7,946,673 and 0 shares issued and outstanding as of December 31, 2016 and 2015, respectively (aggregate liquidation value of $37,747)	8	-
Common stock, $0.000041666 par value; 150,000,000	3	2
shares authorized, 62,248,074 and 48,547,720 shares issued and outstanding as of December 31, 2016 and 2015, respectively
Additional paid-in capital	323,994	208,195
Accumulated other comprehensive income	29	48
Accumulated deficit	(157,116)	(104,222)
Total Stockholders’ Equity	166,918	104,023
Total Liabilities and Stockholders’ Equity	$171,886	$105,653

See accompanying notes.

LION BIOTECHNOLOGIES, INC.

Statements of Operations

(In thousands, except per share information)

	Years Ended December 31,
	2016	2015	2014

Revenues	$-	$-	$-

Costs and expenses
Research and development	28,037	15,470	3,849
General and administrative	25,602	12,390	8,192
Total costs and expenses	53,639	27,860	12,041

Loss from operations	(53,639)	(27,860)	(12,041)
Other income
Interest income	745	200	6
Net Loss	(52,894)	(27,660)	(12,035)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	(49,454)	-	-
Net loss Attributable to Common Stockholders	$(102,348)	$(27,660)	$(12,035)
Net Loss Per Common Share, Basic and Diluted	$(1.85)	$(0.62)	$(0.48)
Weighted-Average Common Shares Outstanding, Basic and Diluted	55,268	44,410	24,986

See accompanying notes.

LION BIOTECHNOLOGIES, INC.

Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2016	2015	2014

Net Loss	$(52,894)	$(27,660)	$(12,035)
Other comprehensive income:
Unrealized (loss) gain on short-term investments	(19)	48	-
Comprehensive Loss	$(52,913)	$(27,612)	$(12,035)

See accompanying notes.

LION BIOTECHNOLOGIES, INC.

Statements of Stockholders' Equity

(In thousands, except share information)

	Series A Convertible		Series B Convertible				Additional	Accumulated other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance - January 1, 2014	17,000	$-	-	$-	20,023,958	$1	$82,129	$-	$(64,527)	$17,603
Stock-based compensation expense							2,559			2,559
Common stock issued upon exercise of warrants					1,288,730	-	3,222			3,222
Conversion of convertible preferred stock into common stock	(11,306)				5,653,000					-
Common stock issued for services					784,500		1,255			1,255
Common stock sold in private placement, net of offering costs					6,000,000	1	32,240			32,241
Net loss									(12,035)	(12,035)
Balance - December 31, 2014	5,694	-	-	-	33,750,188	2	$121,405	-	(76,562)	$44,845
Stock-based compensation expense							6,752			6,752
Common stock issued upon exercise of warrants					3,880,210		9,705			9,705
Common stock issued upon exercise of stock options					42,387		255			255
Conversion of convertible preferred stock into common stock	(4,000)				2,000,000					-
Common stock issued for services					15,000		1,771			1,771
Common stock sold in public offering, net of offering costs					9,200,000		68,307			68,307
Cancellation of restricted shares					(340,065)	-				-
Unrealized gain on short- term investments								48		48
Net loss									(27,660)	(27,660)
Balance - December 31, 2015	1,694	-	-	-	48,547,720	2	$208,195	48	(104,222)	$104,023
Stock-based compensation expense							18,904			18,904
Tax payments related to shares witheld for vested restricted stock awards							(642)			(642)
Common stock issued upon exercise of warrants					592,132	-	1,235			1,235
Common stock issued upon exercise of stock options					100,480		626			626
Common stock sold in private placement, net of offering costs					9,684,000	1	44,008			44,009
Preferred stock sold in private placement, net of offering costs			11,368,633	11			51,665			51,676
Conversion of convertible preferred stock into common stock			(3,421,960)	(3)	3,421,960		3			-
Cancellation of restricted shares, net					(98,218)	-				-
Beneficial conversion feature of preferred stock							49,454			49,454
Deemed dividend on beneficial conversion feature of preferred stock							(49,454)			(49,454)
Unrealized loss on short- term investments								(19)		(19)
Net loss									(52,894)	(52,894)
Balance - December 31, 2016	1,694	$-	7,946,673	$8	62,248,074	$3	$323,994	$29	$(157,116)	$166,918

See accompanying notes.

LION BIOTECHNOLOGIES, INC.

Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities
Net loss	$(52,894)	$(27,660)	$(12,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	978	999	88
Amortization of premium on investments	(74)	-	-
Stock-based compensation expense	18,904	8,523	3,814
Changes in assets and liabilities:
Prepaid expenses and other current assets	(2,765)	(211)	108
Accounts payable	(250)	(290)
Accrued expenses	3,433	258	(608)
Net cash used in operating activities	(32,668)	(18,381)	(8,633)

Cash Flows From Investing Activities
Purchase of short- term investments	(110,249)	(140,665)	-
Maturities of short- term investments	120,664	70,600	-
Purchase of property and equipment	(1,521)	(1,143)	(1,592)
Net cash provided by (used in) investing activities	8,894	(71,208)	(1,592)

Cash Flows From Financing Activities
Tax payments related to shares witheld for vested restricted stock awards	(642)	-	-
Proceeds from the issuance of common stock upon exercise of warrants	1,235	9,705	3,222
Proceeds from the issuance of common stock upon exercise of options	626	255	-
Proceeds from the issuance of preferred stock and common stock, net	95,685	68,307	32,240
Net cash provided by financing activities	96,904	78,267	35,462
Net increase(decrease) in cash and cash equivalents	73,130	(11,322)	25,237
Cash and Cash Equivalents, Beginning of Period	33,587	44,909	19,672
Cash and Cash Equivalents, End of Period	$106,717	$33,587	$44,909

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$-	$-	$-
Interest paid	-	-	-

Supplemental disclosure of non-cash investing and financing activities:
Unrealized (loss)gain on short-term investments	$(19)	$48	$-
Deemed dividend related to a beneficial conversion feature	49,454	-	-
Conversion of convertible preferred stock to common stock	3	-	-
Acquisitions of property, plant and equipment under accounts payable	155	-	-

See accompanying notes.

LION BIOTECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1. GENERAL ORGANIZATION, BUSINESS AND LIQUIDITY

General Organization and Business

Lion Biotechnologies, Inc. (the “Company,” “we,” “us” or “our”) is a biotechnology company focused on developing and commercializing adoptive cell therapy (ACT) using autologous tumor infiltrating lymphocytes (TIL) for the treatment of metastatic melanoma and other solid cancers. ACT utilizes T-cells harvested from a patient to treat cancer in that patient. TIL, a kind of anti-tumor T-cells that are naturally present in a patient’s tumors, are collected from individual patient tumor samples. The TIL are then activated and expanded ex vivo and then infused back into the patient to fight their tumor cells. The Company was originally incorporated under the laws of the state of Nevada on September 17, 2007. Until March 2010, we were an inactive company known as Freight Management Corp. On March 15, 2010, we changed our name to Genesis Biopharma, Inc., and in 2011 we commenced our current business. On September 26, 2013, we changed our name to Lion Biotechnologies, Inc.

Liquidity

The Company is currently engaged in the development of therapeutics to fight cancer. We do not have any commercial products and have not yet generated any revenues from our biopharmaceutical business. We currently do not anticipate that we will generate any revenues during 2017 from the sale or licensing of any products. As shown in the accompanying financial statements, we have incurred a net loss of $52.9 million for the year ended December 31, 2016 and used $32.7 million of cash in our operating activities during the year ended December 31, 2016. As of December 31, 2016, we had $166.5 million of cash and cash equivalents and short-term investments on hand.

The Company expects to further increase its research and development activities, which will increase the amount of cash we will use during 2017. Specifically, we expect increased spending on clinical trials, research and development activities, higher payroll expenses as we increase our professional and scientific staff and continued and expansion of manufacturing activities. Based on the funds we have available; we believe that we have sufficient capital to fund our anticipated operating expenses for at least 12 months from the date of filing this annual report.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity date of three months or less that are readily convertible into cash and have an insignificant interest rate risk are considered to be cash equivalents.

Short-term Investments

The Company's short-term investments are classified as “available-for-sale”. The Company includes these investments in current assets and carries them at fair value. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity.  Such amortization is included in interest income.  Gains and losses on securities sold are recorded based on the specific identification method and are included in interest income in the statement of operations. We have not incurred any realized gains or losses from sales of securities to date.

Management assesses whether declines in the fair value of short-term investments are other than temporary.  If the decline is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in the statement of operations within other expense, net. In determining whether a decline is other than temporary, management considers various factors including the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the Company's intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. To date, the Company has not recorded any impairment charges on short-term investments related to other-than-temporary declines in market value.

At December 31, 2016, the Company’s short-term investments were invested in short-term fixed income debt securities and notes of domestic and foreign high credit issuers and in money market funds.  The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on maturities and concentration by type and issuer.

LION BIOTECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

Property and Equipment, net

Property and equipment is stated at cost, net of accumulated depreciation and amortization. The cost of property and equipment is depreciated or amortized on the straight-line method over the following estimated useful lives:

Computer equipment	2 years
Office furniture and equipment	5 years
Lab equipment	2-5 years
Leasehold improvements	Lesser of the remaining life of the asset or the lease-term

Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included within operating expenses in the statements of operations.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2016, 2015 and 2014, the Company did not recognize any impairments for its property and equipment.

Fair value of financial instruments

Cash and cash equivalents and short-term investments are carried at fair value. As of December 31, 2016 and 2015, the Company had no liabilities measured at fair value.

Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued.

At December 31, 2016, 2015 and 2014, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	As of December 31,
	2016	2015	2014
Stock options	6,233,150	2,693,237	1,857,877
Warrants	6,566,216	7,202,216	11,084,426
Series A Convertible Preferred*	847,000	847,000	2,847,000
Series B Convertible Preferred*	7,946,673	-	-
Restricted stock awards	7,084	321,252	782,500
Restricted stock units	550,000	-	-
	22,150,123	11,063,705	16,571,803

* on an as-converted basis

Fair Value Measurements

Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, fair value is defined as the price at which an asset could be exchanged or a liability transferred in a transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied.

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

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Commercial paper	$-	$29,178	$-	$29,178
Corporate debt securities	-	26,578	-	26,578
US Government agency securities	-	3,997	-	3,997
Total	$-	$59,753	$-	$59,753

	Assets at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Corporate debt securities	$-	$70,113	$-	$70,113
Total	$-	$70,113	$-	$70,113

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include valuation of short-term investments, accounting for potential liabilities, the valuation allowance associated with the Company’s deferred tax assets, and the assumptions made in valuing stock instruments issued for services.

LION BIOTECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

Stock-Based Compensation

The Company periodically grants stock options and warrants to employees and non-employees in non-capital raising transactions as compensation for services rendered. The Company accounts for stock option grants to employees based on the authoritative guidance provided by the FASB where the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option grants to non-employees in accordance with the authoritative guidance of the FASB where the value of the stock compensation is determined based upon the measurement date at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

The Company has in the past issued restricted shares of its common stock for share-based compensation programs. The Company measures the compensation cost with respect to restricted shares issued to employees based upon the estimated fair value of the equity instruments at the date of the grant, and is recognized as expense over the period which an employee is required to provide services in exchange for the award.

The fair value of restricted stock units is based on the closing price of the Company’s common stock on the grant date.

Total stock-based compensation expense related to all of our stock-based awards was recorded on the statements of operations as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Research and development	$3,267	$2,248	$1,144
General and administrative	15,637	6,275	2,670
Total stock-based compensation expense	$18,904	$8,523	$3,814

Total stock-based compensation broken down based on each individual instrument was as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Stock option expense	$16,453	$6,752	$2,559
Restricted stock award expense	989	1,771	1,255
Restricted stock unit expense	1,462	-	-
Total stock-based compensation expense	$18,904	$8,523	$3,814

Research and Development Expenses

Research and Development expenses include personnel and facility-related expenses, outside contracted services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services. Research and Development costs are expensed as incurred. Nonrefundable advance payments for goods or services that will be used or rendered for future Research and Development activities are deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability.

LION BIOTECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

Clinical development costs are a significant component of Research and Development expenses. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the ongoing development of our product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. We accrue and expense costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites. We determine our estimates through discussions with internal clinical personnel and outside service providers as to the progress or stage of completion of trials or services and the agreed upon fee to be paid for such services.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, legal, investor relations, facilities, business development and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, sublicense royalty expenses, legal fees relating to corporate matters, insurance, public company expenses relating to maintaining compliance with NASDAQ listing rules and SEC requirements, insurance and investor relations costs, and fees for accounting and consulting services. General and administrative costs are expensed as incurred, and the Company accrues for services provided by third parties related to the above expenses by monitoring the status of services provided and receiving estimates from its service providers, and adjusting its accruals as actual costs become known.

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

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will classify as income tax expense any interest and penalties. The Company has no material uncertain tax positions for any of the reporting periods presented.

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash.

The Company maintains cash balances at two financial institutions. At times, the amounts on deposit exceed the federally insured limits. Management believes that the financial institutions which hold the Company’s cash is financially sound and, accordingly, minimal credit risk exists. As of December 31, 2016 and 2015, the Company’s cash balances were in excess of insured limits maintained at the financial institutions.

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

LION BIOTECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

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

Recent Accounting Standards

In June 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force.” The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including interim periods within those fiscal years. An entity that elects early adoption must adopt all of the amendments in the same period. The guidance requires application using a retrospective transition method. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on the Company’s statements of cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This ASU will be effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the impact that the adoption of this standard will have on its financial statements. Early adoption is permitted.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU No. 2015-17”). The guidance eliminates the requirement to present deferred tax assets and liabilities as current and noncurrent amounts in a classified balance sheet. The new standard requires deferred tax assets and liabilities to be classified as noncurrent. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period and may be applied either prospectively or retrospectively to all periods presented. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” that requires management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management is required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU 2014-15 becomes effective for annual periods ending after December 15, 2016 and for interim reporting periods thereafter. The Company adopted this ASU and it did not have a material impact on the Company’s disclosures in the footnotes to its financial statements.

LION BIOTECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers by one year the effective date of ASU 2014-09. Accordingly, this guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted for interim and annual periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08 “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which finalizes its amendments to the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction. This conclusion impacts whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued ASU 2016-10 “Identifying Performance Obligations and Licensing” which finalizes its amendments to the guidance in the new revenue standard regarding the identification of performance obligations and accounting for the license of intellectual property. In May 2016, the FASB issued ASU 2016-12 “Narrow-Scope Improvements and Practical Expedients” which finalizes its amendments to the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. In December 2016, the FASB issued ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers," which continues the FASB's ongoing project to issue technical corrections and improvements to clarify the codification or correct unintended applications of guidance. The amendments are intended to make the guidance more operable and lead to more consistent application. The amendments have the same effective date and transition requirements as the new revenue recognition standard. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on the Company’s financial position, results of operations, and cash flows.

Segment reporting

The Company operates in one segment, focused on developing and commercializing ACT using autologous TIL for the treatment of metastatic melanoma and other solid cancers.

Subsequent Events

Management evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events which would have required an adjustment or disclosure in the financial statements, except as described in Note 15.

Reclassifications

Certain amounts within the balance sheets and statements of operations and stockholders’ equity for the prior periods have been reclassified to conform with the current period presentation. These reclassifications had no impact on the Company's previously reported financial position or cash flows for any of the periods presented.

NOTE 3. CASH AND CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

Cash and cash equivalents, and short-term investments consist of the following (in thousands):

	As of December 31,
	2016	2015
Cash - Demand deposits	$76,071	$13,642
Cash equivalents - money market funds	30,646	19,945
Cash and cash equivalents total	$106,717	$33,587

LION BIOTECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

	As of December 31,
	2016	2015
Commercial paper	$29,178	$-
Corporate debt securities	26,578	70,113
US Government agency securities	3,997	-
Short-term investments total	$59,753	$70,113

Money market funds and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
		Unrealized	Unrealized
As of December 31, 2016	Cost	Gains	Losses	Fair Value
Money market funds	$30,646	$-	$-	$30,646
Commercial paper	29,118	60	-	29,178
Corporate debt securities	26,606	1	(29)	26,578
US Government agency securities	4,000	-	(3)	3,997
Total	$90,370	$61	$(32)	$90,399

Unrealized gains and losses are included in Accumulated other comprehensive income.

		Gross	Gross
		Unrealized	Unrealized
As of December 31, 2015	Cost	Gains	Losses	Fair Value
Money market funds	$19,945	$-	$-	$19,945
Corporate debt securities	70,065	48	-	70,113
Total	$90,010	$48	$-	$90,058

As of December 31, 2016, the contractual maturities of our short-term investments were (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$59,724	$59,753

NOTE 4. BALANCE SHEET COMPONENTS

Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2016	2015
Lab equipment	$2,405	$1,703
Leasehold improvements	1,381	853
Computer equipment	245	85
Office furniture and equipment	148	138
Construction in progress	276	-
Total Property and equipment, cost	4,455	2,779
Less: Accumulated depreciation and amortization	(2,081)	(1,103)
Property and equipment, net	$2,374	$1,676

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $1.0 million, $1.0 million and $0.1 million, respectively.

LION BIOTECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2016	2015
Accrued payroll and employee related expenses	$1,581	$31
Legal and related services	927	91
Clinical related	614	89
Manufacturing related	437	290
Deferred rent	422	24
Accrued other	124	147
	$4,105	$672

NOTE 5. STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s articles of incorporation authorize the issuance of up to 50,000,000 shares of “blank check” preferred stock. At December 31, 2016 17,000 have been designated as the Series A Convertible Preferred Stock and 11,500,000 designated as Series B Convertible Preferred Stock.

Series A Convertible Preferred Stock

A total of 17,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) have been authorized for issuance under the Certificate of Designation of Preferences and Rights of Series A Convertible Preferred Stock. The shares of Series A Preferred Stock have a stated value of $1,000 per share and are initially convertible into shares of common stock at a price of $2.00 per share, subject to adjustment.

The Series A Preferred Stock may, at the option of each investor, be converted into fully paid and non-assessable shares of common stock. The holders of shares of Series A Preferred Stock do not have the right to vote on matters that come before stockholders. In the event of any dissolution or winding up of the Company, proceeds shall be paid pari passu among the holders of the shares of common stock and preferred stock, pro rata based on the number of shares held by each holder. The Company may not declare, pay or set aside any dividends on shares of capital stock of the Company (other than dividends on shares of common stock payable in shares of common stock) unless the holders of the Series A Preferred Stock shall first receive an equal dividend on each outstanding share of Series A Preferred Stock.

During the years ended December 31, 2016, 2015 and 2014, zero shares, 4,000 and 11,306 shares, respectively, of Series A Preferred Stock were converted into zero, 2,000,000 and 5,653,000 shares of common stock, respectively. The common shares issued were determined on a formula basis of 500 common shares for each share of Series A Preferred Stock converted.

Series B Preferred Stock

In June 2016, the Company created a new class of Preferred Stock designated as Series B Convertible Preferred Stock (the “Series B Preferred”). The rights of the Series B Preferred are set forth in the Certificate of Designation of Rights, Preferences and Privileges of Series B Preferred Stock (the “Series B Certificate of Designation”). A total of 11,500,000 shares of Series B Preferred are authorized for issuance under the Series B Certificate of Designation. The shares of Series B Preferred have a stated value of $4.75 per share and are convertible into shares of common stock at an initial conversion price of $4.75 per share.

Holders of the Series B Preferred are entitled to dividends on an as-if-converted basis in the same form as any dividends actually paid on shares of the Company’s Series A Preferred Stock or the Company’s common stock. So long as any Series B Preferred remains outstanding, the Company may not redeem, purchase or otherwise acquire any material amount of our Series A Preferred Stock or any junior securities.

During the year ended December 31, 2016 3,421,960 shares of Series B Preferred Stock were converted into 3,421,960 shares of common stock, and 7,946,673 shares of Series B Preferred Stock remained outstanding at December 31, 2016.

LION BIOTECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

2016 Private Placement

On June 2, 2016, the Company entered into a securities purchase agreement with various institutional and individual accredited investors to raise gross proceeds of $100 million in a private placement (the “2016 Private Placement”). On June 7, 2016, the Company completed the 2016 Private Placement. In the 2016 Private Placement, the Company issued (i) 9,684,000 shares of its common stock and (ii) 11,368,633 shares of its new Series B Preferred. The shares of common stock and Series B Preferred were sold for $4.75 per share. The shares of Series B Preferred initially were not convertible into common stock and, except as required by law, are non-voting. On July 7, 2016 the Company filed a proxy statement with the SEC with respect to a stockholders meeting that was held on August 16, 2016 at which the stockholders were asked to vote on a proposal to permit the Series B Preferred to become convertible into shares of the Company’s common stock and to permit the issuance of shares of common stock upon such conversion. The requisite stockholder approval was obtained and, as a result, on August 16, 2016 the Series B Preferred became convertible into shares of common stock at an initial conversion price of $4.75 per share.

The Company has also evaluated its convertible preferred stock in accordance with the provisions of ASC 815, Derivatives and Hedging, including consideration of embedded derivatives requiring bifurcation. The issuance of the convertible preferred stock could generate a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the convertible preferred stock. As the convertible preferred stock may be converted immediately, the Company recognized a BCF of $49.5 million as a deemed dividend in the statements of operations. This one-time, non-cash charge impacted net loss attributable to common stockholder and loss per share for the year ended December 31, 2016.

The Company received net proceeds of approximately $95.7 million from the 2016 Private Placement, after paying placement agent fees and estimated offering expenses.

Warrants

A summary of the status of stock warrants at December 31, 2016, and the changes during the three years then ended, is presented in the following table:

			Weighted
		Weighted	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Under	Exercise	Contractual	Value
	Warrants	Price	Life	(in thousands)
Outstanding at January 1, 2014	12,373,156	$2.51
Issued	-	-
Exercised	(1,288,730)	2.50
Expired/Cancelled	-	-
Outstanding at December 31, 2014	11,084,426	$2.51
Issued	-	-
Exercised	(3,882,210)	2.50
Expired/Cancelled	-	-
Outstanding at December 31, 2015	7,202,216	$2.51
Issued	-	-
Exercised	(592,132)	2.50
Expired/Cancelled	(43,868)	2.50
Outstanding at December 31, 2016	6,566,216	$2.51	1.8 years	$29,220

LION BIOTECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 6. STOCK BASED COMPENSATION

Stock Plans

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

On August 16, 2016 the stockholders approved the increase the total number of shares that can be issued under the 2014 Plan by 5,000,000 from 4,000,000 shares to 9,000,000 shares. At December 31, 2016 3,287,743 shares were available for grant under the Company’s 2014 plan.

Restricted Stock Units

On June 1, 2016, the Company entered into a restricted stock unit agreement with the Company’s new Chief Executive Officer (Maria Fardis, Ph.D.) pursuant to which the Company granted Dr. Fardis 550,000 non-transferrable restricted stock units at fair market value of $5.87 per share as an inducement of employment pursuant to the exception to The NASDAQ Global Market rules that generally require stockholder approval of equity incentive plans.  The 550,000 restricted stock units will vest in installments as follows: (i) 137,500 restricted stock units will vest upon the first anniversary of the effective date of Dr. Fardis’ employment agreement; (ii) 275,000 restricted stock units will vest upon the satisfaction of certain clinical trial milestones; and (iii) 137,500 restricted stock units will vest in equal monthly installments over the 36-month period following the first anniversary of the effective date of Dr. Fardis’ employment, provided that Dr. Fardis has been continuously employed with the Company as of such vesting dates.

Stock-based compensation expense for RSUs is measured based on the closing fair market value of the Company's common stock on the date of grant. As of December 31, 2016, $1.7 million of total unrecognized compensation costs related to non-vested employee options are scheduled to be recognized over a weighted average period of 1.8 years.

During the year ended December 31, 2016 the Company recognized $1.5 million.

Stock Options

A summary of the status of stock options at December 31, 2016, and the changes during the three years then ended, is presented in the following table:

LION BIOTECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value
	Options	Price	Life	(in thousands)
Outstanding at January 1, 2014	278,750	$23.10
Granted	1,604,127	6.58
Exercised	-	-
Expired/Forfeited	(25,000)	125.00
Outstanding at December 31, 2014	1,857,877	$7.31
Granted	1,171,984	8.12
Exercised	(42,387)	-
Expired/Forfeited	(294,237)	2.88
Outstanding at December 31, 2015	2,693,237	$8.12
Granted	4,407,983	6.86
Exercised	(100,480)	6.23
Expired/Forfeited	(767,590)	8.12
Outstanding at December 31, 2016	6,233,150	$7.24	7.3 years	$3,719
Vested and expected to vest at December 31, 2016	6,122,663	$7.28
Exercisable at December 31, 2016	2,496,695	$7.35	4.1 years	$1,839
Exercisable at December 31, 2015	1,099,043	$8.38	6.9 years	$1,487

The total pre-tax intrinsic value of stock options exercised during the year ended December 31, 2016, 2015, and 2014 was $0.2 million, $0.0 million, and $0.0 million, respectively.

The weighted average grant date fair value for employee options granted under the Company's stock option plans during the year ended December 31, 2016, 2015, and 2014 was $6.78, $8.77, and $6.66, per option respectively.

As of December 31, 2016, $22.5 million of total unrecognized compensation costs related to non-vested employee options are scheduled to be recognized over a weighted average period of 1.9 years.

The following table summarizes the assumptions relating to options granted pursuant to our equity incentive plans for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.16% - 1.18%	1.56%	3.00% - 2.00%
Expected term (in years)	6.50 - 5.07	6.00	7.0 - 5.0
Expected volatility	213.60% - 189.40%	218.00% - 207.00%	236.00% - 218.00%

Expected Dividend Yield—The Company has never paid dividends and does not expect to pay dividends in the foreseeable future.

Risk-Free Interest Rate—The risk-free interest rate was based on the market yield currently available on United States Treasury securities with maturities approximately equal to the option’s expected term.

Expected Term—The expected term of the stock option grants was calculated using the “simplified” method in accordance with the SEC Staff Accounting Bulletin 107. The “simplified” method was used since the Company believes its historical data does not provide a reasonable basis upon which to estimate expected term and the Company does not have enough option exercise data from its grants issued to support its own estimate as a result of vesting terms and changes in the stock price. The “simplified” method, as permitted by the SEC, is calculated as the average of the time-to-vesting and the contractual life of the options.

LION BIOTECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

Expected Volatility—The expected volatility is based on the historical volatility for the Company's stock over a period equal to the expected terms of the options.

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

During the years ended December 31, 2016, 2015, and 2014, the Company recorded compensation costs of $16.5 million, $6.8 million, and $2.6 million, respectively, relating to the vesting of stock options.

A summary of outstanding, exercisable and vested stock options as of December 31, 2016 is as follows (in thousands, except per share amounts):

	Options Outstanding					Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value		Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$3.13 - $4.94	246,500	8.53	$4.49	$		21,500	1.14	$3.97
$5.05 - $5.87	1,875,945	6.11	5.52			903,445	2.67	5.43
$6.10 - $6.70	660,009	4.01	6.3			622,007	3.73	6.3
$7.00 - $7.61	2,016,946	8.96	7.51			353,307	5.2	7.34
$8.02 - $11.05	1,424,750	8.03	9.46			587,436	6.03	10.12
$85.61 - $117	9,000	4.72	99.12			9,000	4.72	99.12
	6,233,150	7.34	$7.24		$3,719	2,496,695	4.08	$7.35	$1,839

Restricted Common Stock Awards

The following table summarizes restricted common stock awards activity:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Non-vested shares, January 1, 2014	-	$-
Granted	782,500	7.04
Vested	-	-
Forfeited	-	-
Non-vested shares, December 31, 2014	782,500	$7.04
Granted	15,000	8.44
Vested	(284,748)	4.31
Forfeited	(191,500)	6.81
Non-vested shares, December 31, 2015	321,252	$6.96
Granted	-	-
Vested	(274,167)	6.90
Forfeited	(40,001)	7.02
Non-vested shares, December 31, 2016	7,084	$6.48

During the years ended December 31, 2016, 2015, and 2014, the Company recorded compensation costs of $1.0 million, $1.8 million and $1.3 million, respectively, in connection with these awards and is recognized as expense in the accompanying statements of operations. As of December 31, 2016, the amount of unvested compensation related to the unvested outstanding shares of restricted common stock was $0.0 million which will be recorded as expense in over a weighted average life of 0.61 years as the shares vest.

LION BIOTECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE.7 EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan covering substantially all U.S. employees under Section 401(k) of the Internal Revenue Code. The Company's matching contribution to the plan was $0.1 million, $0.0 million, and $0.0 million for the year ended December 31, 2016, 2015 and 2014, respectively.

NOTE 8. SEPARATION AGREEMENTS

In June 2016, we entered into a separation agreement with Dr. Elma Hawkins, our former Chief Executive Officer.  Under the terms of the agreement, Dr. Hawkins vesting was accelerated on certain outstanding options and she was entitled to receive a severance payment of approximately $0.5 million. We recorded approximately $5.0 million in additional share-based compensation expense related to this acceleration of the equity awards during the year ended December 31, 2016.

In July 2016, Molly Henderson, the former Chief Financial Officer provided the Company’s Board of Directors with written notice under her Employment Agreement, dated June 5, 2015, that she would terminate her employment with the Company for “good reason” effective August 16, 2016. In connection with this event all unvested options were accelerated she received a severance payment of approximately $0.4 million, representing one year’s salary. We recorded approximately $4.5 million in additional share-based compensation expense related to the acceleration of the equity awards during the year ended December 31, 2016.

NOTE 9. INCOME TAXES

Net deferred tax assets (liabilities) are summarized as follows (in thousands):

	As of December 31,
	2016	2015
Deferred income tax asset:
Net operating loss carry forward	$23,912	$11,649
Stock-based compensation	9,562	4,064
Tax credit carryforwards	8,167	3,736
Reserves and accruals	139	146
Deferred tax asssets before valuation allowance	41,780	19,595
Less: valuation allowance	(41,402)	(19,346)
Net deferred income tax assets	378	249
Deferred tax liabilities:
Depreciation and amortization	(378)	(249)
Net Deferred tax assets (liabilities)	$-	$-

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Years ended December 31,
	2016	2015	2014
Federal Statutory tax rate	(34)%	(34)%	(34)%
Orphan Drug & Research credits	(8)	(12)	(3)
Permanent and Other differences	4	10	6
State tax, net of federal benefit	(4)	(5)	(5)
	(42)%	(41)%	(36)%
Valuation allowance	42%	41%	36%
Effective tax rate	-%	-%	-%

LION BIOTECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

The components of income tax expense (benefit) are as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
Federal:
Current	$-	$-	$-
Deferred	(19,050)	(9,724)	(3,153)
State and Local
Current	-	-	-
Deferred	(3,007)	(1,887)	(1,158)
Change in Valuation Allowance	22,057	11,611	4,311
Total income tax expense (benefit)	$-	$-	$-

The Company has U.S. federal net operating loss carryovers (NOLs) of approximately $62.0 million, $30.0 million and $12.0 million at December 31, 2016, 2015 and 2014, respectively, available to offset taxable income which expire beginning in 2027 through 2036. At December 31, 2016, the Company had a gross deferred tax asset of $2.8 million related to state NOLs. The state NOLs will expire if unused in years 2030 through 2036.

The Company’s utilization of net operating loss (“NOL”) carryforwards is subject to an annual limitation due to ownership changes that have occurred previously or that could occur in the future as provided in Section 382 of the Internal Revenue Code, as well as similar state provisions. Section 382 limits the utilization of NOLs when there is a greater than 50% change of ownership as determined under the regulations. Since its formation, the Company has raised capital through the issuance of capital stock and various convertible instruments which, combined with the purchasing shareholders’ subsequent disposition of these shares, has resulted in an ownership change as defined by Section 382, and also could result in an ownership change in the future upon subsequent disposition.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2016, 2015 and 2014, the change in the valuation allowance was approximately $22.1 million, $11.6 million and $4.3 million, respectively.

The Company evaluated the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the company has taken or expects to take in its tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as “Other Income (Expense)” in the statement of operations. Penalties would be recognized as a component of “General and Administrative Expenses” in the statement of operations.

No interest or penalties on unpaid tax were recorded during the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company files tax returns in the U.S. federal and state jurisdictions and is subject to examination by tax authorities beginning with the year ended December 31, 2013 and December 31, 2012, respectively.

LION BIOTECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 10. LICENSES AND AGREEMENTS

National Institutes of Health (NIH) and the National Cancer Institute (NCI)

Cooperative Research and Development Agreement (CRADA)

In August 2011, the Company signed a five-year CRADA with the NCI to work with Dr. Steven Rosenberg on developing adoptive cell immunotherapies that are designed to destroy metastatic melanoma cells using a patient’s tumor infiltrating lymphocytes.

In January 2015, the Company executed an amendment (the “Amendment”) to the CRADA to include four new indications. As amended, in addition to metastatic melanoma, the CRADA included the development of TIL therapy for the treatment of patients with bladder, lung, triple-negative breast, and HPV-associated cancers.

In August 2016, the NCI and the Company entered into a second amendment to the CRADA. The principal changes effected by the second amendment included (i) extending the term of the CRADA by another five years to August 2021, and (ii) modifying the focus on the development of unmodified TIL as a stand-alone therapy or in combination with FDA-licensed products and commercially available reagents routinely used for adoptive cell therapy. The parties will continue the development of improved methods for the generation and selection of TIL with anti-tumor reactivity in metastatic melanoma, bladder, lung, breast, and HPV-associated cancers.

Pursuant to the terms of the CRADA, we are currently required to make quarterly payments of $0.5 million to the NCI for support of research activities. To the extent we license patent rights relating to a TIL-based product candidate, we will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, we will be required to supply certain test articles, including TIL, grown and processed under cGMP conditions, suitable for use in clinical trials, where we hold the IND for such clinical trial. The extended CRADA has a five-year term expiring in August 2021. The Company or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. During the years ended December 31, 2016, 2015, and 2014, the Company recorded costs associated with the CRADA of $1.8 million, $2.0 million, and $1.0 million, respectively, as research and development expenses.

Patent License Agreement Related to the Development and Manufacture of TIL

Effective October 5, 2011, the Company entered into a Patent License Agreement with the National Institutes of Health, an agency of the United States Public Health Service within the Department of Health and Human Services (NIH), which Patent License Agreement was subsequently amended on February 9, 2015 and October 2, 2015. Pursuant to the License Agreement as amended, the NIH granted the Company licenses, including exclusive, co-exclusive, and non-exclusive licenses, to certain technologies relating to autologous tumor infiltrating lymphocyte adoptive cell therapy products for the treatment of metastatic melanoma, lung, breast, bladder and HPV-positive cancers. The Patent License Agreement requires the Company to pay royalties based on a percentage of net sales (which percentage is in the mid-single digits), a percentage of revenues from sublicensing arrangements, and lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications and other direct costs incurred by the NIH pursuant to the agreement.

Exclusive Patent License Agreement Related to TIL Selection

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

In consideration for the exclusive rights granted under the Exclusive Patent License Agreement, the Company agreed to pay the NIH a non-refundable upfront licensing fee in the amount of $0.8 million. The Company also agreed to pay customary royalties based on a percentage of net sales of a licensed product (which percentage is in the mid-single digits), a percentage of revenues from sublicensing arrangements, and lump sum benchmark payments upon the successful completion of clinical studies involving licensed technologies, the receipt of the first FDA approval or foreign equivalent for a licensed product or process resulting from the licensed technologies, the first commercial sale of a licensed product or process in the United States, and the first commercial sale of a licensed product or process in any foreign country. The Company will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the License. During the years ended December 31, 2016 and 2015, the Company recorded costs associated with the Exclusive Patent License Agreement of $0.4 million, and $0.4 million as research and development expenses.

LION BIOTECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

H. Lee Moffitt Cancer Center

Research Collaboration Agreement with Moffitt

In September 2014, we entered into a research collaboration agreement with Moffitt to jointly engage in transitional research and development of adoptive tumor-infiltrating lymphocyte cell therapy with improved anti-tumor properties and process.

In December 2016, we entered into a new three-year Sponsored Research Agreement with Moffitt. At the same time, we entered into a Clinical Grant Agreement with Moffitt to support an ongoing clinical trial at Moffitt that combines TIL therapy with Opdivo® (nivolumab) for the treatment of patients with metastatic melanoma.

Exclusive License Agreement with Moffitt

The Company entered into a license agreement with Moffitt (the “Moffitt License Agreement”), effective as of June 28, 2014, under which the Company received a world-wide license to Moffitt’s rights to patent-pending technologies related to methods for improving tumor-infiltrating lymphocytes for adoptive cell therapy. Unless earlier terminated, the term of the license extends until the earlier of the expiration of the last patent related to the licensed technology or 20 years after the effective date of the license agreement.

Pursuant to the Moffitt License Agreement, the Company paid an upfront licensing fee in the amount of $0.1 million. A patent issuance fee will also be payable under the Moffitt License Agreement, upon the issuance of the first U.S. patent covering the subject technology. In addition, the Company agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales (which percentage is in the low single digits) and sublicensing payments, as applicable, and annual minimum royalties beginning with the first sale of products based on the licensed technologies, which minimum royalties will be credited against the percentage royalty payments otherwise payable in that year. The Company will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the Moffitt License Agreement related to the treatment of any cancers in the United States, Europe and Japan and in other countries selected that the Company and Moffitt agreed to. During the years ended December 31, 2016, 2015, and 2014, the Company recorded costs associated with agreements with Moffitt of $0.7 million, $0.7 million, and $0.4 million, respectively, as research and development expenses.

PolyBioCept, AB and Karolinska University Hospital

PolyBioCept, AB - Exclusive and Co-Exclusive License Agreement

On September 14, 2016, the Company entered into an Exclusive and Co-Exclusive License Agreement (the “PolyBioCept Agreement”) with PolyBioCept AB, a corporation organized under the laws of Sweden (“PolyBioCept”). PolyBioCept has filed two patent applications with claims related to a cytokine cocktail for use in expansion of lymphocytes. Under the PolyBioCept Agreement, the Company received the exclusive right and license to PolyBioCept’s intellectual property to develop, manufacture, market and genetically engineer tumor infiltrating lymphocytes (TIL) produced by expansion, selection and enrichment using a cytokine cocktail. The Company also received a co-exclusive license (with PolyBioCept) to develop, manufacture and market genetically engineered TIL under the same intellectual property. The licenses are for the use in all cancers and are worldwide in scope, with the exception that the uses in melanoma are not included for certain countries of the former Soviet Union.

The Company paid PolyBioCept a total of $2.5 million as an up-front exclusive license payment. The Company will also have to make additional milestone payments to PolyBioCept under the PolyBioCept Agreement if, and when, (i) certain product development milestones are achieved, (ii) certain regulatory approvals have been obtained from the U.S. Food and Drug Administration (FDA) and/or the European Medicines Agency (EMA), and (iii) certain product sales targets are achieved. The milestone payments will be payable both in cash (U.S. dollars) and in shares of the Company’s common stock. If all of the foregoing product development, regulatory approval and sales milestone payments are met, the Company will have to pay PolyBioCept an additional $8.7 million and will have to issue to PolyBioCept a total 2,219,376 shares of unregistered common stock. In addition to these potential payments, the Company will reimburse PolyBioCept up to $0.2 million in expenses related to the transfer of know-how and will pay PolyBioCept $0.1 million as a clinical trials management fee. The Company also separately engaged PolyBioCept as a consultant to provide certain product development and research related services in a one-year agreement for up to $0.2 million, subject to the consent of the Karolinska Institute to the services to be performed by its employees thereunder. The PolyBioCept Agreement has an initial term of 30 years, and may be extended for additional five-year periods. The Company recognized $2.7 million in connection with this agreement in the year ended December 31, 2016 as a research and development expense. The $2.5 million up-front payment is included in the $2.7 million expensed during 2016.

LION BIOTECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

Karolinska University Hospital - Clinical Trials Agreement

In connection with the execution of the PolyBioCept Agreement, the Company also (i) entered into a clinical trials agreement with the Karolinska University Hospital to conduct clinical trials in glioblastoma and pancreatic cancer at the Karolinska University Hospital, and (ii) agreed to enter into a sponsored research agreement with the Karolinska Institute for the research of the cytokine cocktail in additional indications. The Company agreed to enter into the sponsored research agreement within 90 days after the date of the PolyBioCept Agreement. Failure to do so will give PolyBioCept the right to terminate the PolyBioCept Agreement (and to return $2.2 million of the payments it received). The Company will pay the Karolinska an additional $2.6 million in connection with these other related agreements. In 2016 the Company paid Karolinska University Hospital $1.6 million under this agreement to conduct the clinical trials, the $1.6 million payment has been capitalized and will be expensed in accordance with the Company’s Research and Development Expense significant accounting practices. The Company recognized $0.1 million in connection with this agreement as a research and development expense in the year ended December 31, 2016.

Medimmune

In December 2015, the Company entered into a collaboration to conduct clinical and preclinical research in immuno-oncology with MedImmune, the global biologics research and development arm of AstraZeneca. Under the terms of the agreement, the Company will fund and conduct two Phase 2a clinical trials combining MedImmune's investigational PD-L1 inhibitor durvalumab with TIL for the treatment of patients with metastatic melanoma, and head and neck cancer. MedImmune will supply durvalumab for the clinical trials. The purpose of the studies is to establish a dosing regimen for this combination therapy and assess its safety and efficacy.

Preclinical research under the agreement will focus on identifying and evaluating therapeutically effective combinations of MedImmune's checkpoint antibodies, using TIL as an in vitro model of the tumor microenvironment. The research will be funded by MedImmune and conducted by Lion.

WuXi Apptech, Inc. (“WuXi”)

In November 2016, the Company entered into that a three-year manufacturing and services agreement with WuXi pursuant to which WuXi agreed to provide manufacturing and other services. Under the agreement, the Company entered into two statements of work for two cGMP manufacturing suites to be established and operated by WuXi for Lion, one of which is expected to be capable of being used for the commercial manufacture of our products. The fee payable under the first statement of work for the use of one of the manufacturing suites during the first year of the agreement, including the fees for the necessary personnel, is $2.5 million. The second statement of work, under which WuXi agreed to establish and operate a second, dedicated facility for a late stage/commercial manufacturing cGMP suite requires Lion to pay approximately $5.85 million during the first year of the agreement. During the years ended December 31, 2016 and 2015, the Company recorded costs associated with agreements with Wuxi of $2.4 million and $0.0 million, respectively, as research and development expenses.

NOTE 11. COMMITTMENTS AND CONTINGENCIES

Facilities Leases

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

LION BIOTECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

San Carlos Lease

On August 4, 2016, the Company entered into an agreement to lease 8,733 square feet in San Carlos, California. The term of the lease is 54 months subsequent to the commencement date, and total expected rental payments under the lease are expected to be $2.1 million.

New York Lease

The Company leases office space in New York for a monthly rental of approximately $18,000 a month through July 2017.

The Company recognizes rental expense on the facilities on a straight-line basis over the lease term. Differences between the straight line rent expense and rent payments are classified as deferred rent liability on the balance sheet. As of December 31, 2016, the Company's future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

The minimum lease payments are as follows (in thousands):

Year	Amount
2017	$779
2018	699
2019	700
2020	495
2021	169
$2,842

Rent expense for the year ended December 31, 2016, 2015, and 2014 was $0.7 million, $0.3 million, and $0.1 million, respectively.

Purchase Commitments

The Company had non-cancelable purchase obligations for approximately $9.8 million related to our contract manufacturers, and $0.0 million as of December 31, 2016 and December 31, 2015, respectively.

NOTE 12. LEGAL PROCEEDINGS

SEC Settlement. On April 23, 2014, the Company received a subpoena from the SEC that stated that the staff of the SEC was conducting an investigation then designated as “In the Matter of Galena Biopharma, Inc.” File No. HO 12346 (now known as “In the Matter of Certain Stock Promotions”) and that the subpoena was issued as part of the foregoing investigation. The Company has been informed by the staff of the SEC that the SEC’s investigation, in part, involves the conduct of the Company’s former Chief Executive Officer, Manish Singh, during the period between September 2013 and April 2014. The Company understands that, as it pertains to our former Chief Executive Officer, the investigation has focused on the failure by authors of certain articles about the Company to disclose that they were compensated by one of our former investor relations firms. The Company understands that it is the position of the SEC staff that the conduct of the former Chief Executive Officer with respect to these articles will be imputed to the Company and, as a result, that the Company is partially liable for the former Chief Executive Officer’s actions.

In order to resolve this matter, in December 2016, the Company submitted an offer of settlement to the SEC under which the Company offered to (i) consent to the entry of an order requiring the Company to cease and desist from any future violations of Sections 5(b), 17(a), and 17(b) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, without admitting or denying any allegations, and (ii) pay $100,000 as a financial penalty. The proposed settlement is contingent upon reaching a final agreement with the SEC and obtaining the approval of the Commissioners of the SEC, neither of which can be assured.

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

LION BIOTECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

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

Other Matters. During the second quarter of 2016, warrants representing 128,500 shares were exercised. The 128,500 shares of common stock had previously been registered for re-sale. However, we believe that these 128,500 warrant shares were sold by the holders in open market transactions in May 2016 at a time when the registration statement was ineffective. Accordingly, those sales were not made in accordance with Sections 5 and 10(a)(3) of the Securities Act, and the purchasers of those shares may have rescission rights (if they still own the shares) or claims for damages (if they no longer own the shares). The amount of any such liability is uncertain and as such, an accrual for any potential loss has not been made. The Company believes that any claims brought against it would not result in a material impact to the Company’s financial position or results of operations. The Company has not accrued a loss for a potential claim associated with this matter as it is unable to estimate any at this time.

The Company may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss. While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingency involving the Company, management does not believe any pending matter will be resolved in a manner that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 13. QUARTERLY UNAUDITED RESULTS

The results of operations by quarter for the years ended December 31, 2016 and 2015 are as follow:

	2016				2015
	(in thousands, except per share information)
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenue	$-	$-	$-	$-	$-	$-	$-	$-
Net loss attributable to common stockholders	$(6,884)	$(11,563)	$(68,212)	$(15,689)	$(5,298)	$(6,367)	$(7,635)	$(8,360)
Net loss per share, basic and diluted	$(0.14)	$(0.23)	$(1.15)	$(0.25)	$(0.14)	$(0.14)	$(0.16)	$(0.17)
Weighted average shares used in computing net loss per share, basic and diluted	48,548	51,082	59,113	62,130	37,679	45,082	47,272	47,912

NOTE 14. RELATED PARTY TRANSACTIONS

Sanford J. Hillsberg, one of the Company’s directors, is an attorney at TroyGould PC. TroyGould PC rendered and continues to render legal services to the Company. The Company paid TroyGould PC $0.8 million, $0.7 million and $0.3 million during the years ended December 31, 2016, 2015 and 2014, respectively. Mr. Hillsberg did not directly provide any legal services to the Company during the periods noted. As of December 31, 2016 and 2015, the Company had $0.1 million and $0.0 in liabilities owing to TroyGould PC related to legal services.

NOTE 15. SUBSEQUENT EVENT

In January 2017 the Company formed Lion Biotechnologies GmbH, a wholly owned subsidiary of Lion Biotechnologies, Inc., a Company domiciled in Switzerland and governed by the laws and regulations of Switzerland.

