Form 10-Q
period 2017-03-31
Lion Biotechnologies, Inc.
filed 2017-05-03
CIK 1425205

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ ( Do not check if a smaller reporting company )	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐ No ☑

At May 1, 2017, the issuer had 62,351,240 shares of common stock, par value $0.000041666 per share, outstanding.

LION BIOTECHNOLOGIES, INC.

FORM 10-Q

For the Quarter Ended March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LION BIOTECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share information)

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$107,099	$106,717
Short-term investments	40,098	59,753
Prepaid expenses and other current assets	5,396	3,042
Total Current Assets	152,593	169,512

Property and equipment, net	2,796	2,374
Total Assets	$155,389	$171,886

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$2,174	$863
Accrued expenses	3,329	4,105
Total Current Liabilities	5,503	4,968

Commitments and contingencies (Note 9)

Stockholders’ Equity
Series A Convertible Preferred stock, $0.001 par value; 17,000 shares authorized, 1,694 shares issued and outstanding, as of March 31, 2017 and December 31, 2016, respectively (aggregate liquidation value of $1,694)	-	-
Series B Convertible Preferred stock, $0.001 par value; 11,500,000 shares authorized, 7,946,673 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively (aggregate liquidation value of $37,747)	8	8
Common stock, $0.000041666 par value; 150,000,000	3	3
shares authorized, 62,350,149 and 62,248,074 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively
Additional paid-in capital	327,673	323,994
Accumulated other comprehensive income	2	29
Accumulated deficit	(177,800)	(157,116)
Total Stockholders’ Equity	149,886	166,918
Total Liabilities and Stockholders’ Equity	$155,389	$171,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

LION BIOTECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(unaudited; in thousands, except per share information)

	Three Months Ended March 31,
	2017	2016

Revenues	$-	$-

Costs and expenses
Research and development	16,623	4,192
General and administrative	4,259	2,818
Total costs and expenses	20,882	7,010

Loss from operations	(20,882)	(7,010)
Other income
Interest income	198	126
Net Loss	$(20,684)	$(6,884)
Net Loss Per Common Share, Basic and Diluted	$(0.33)	$(0.14)

Weighted-Average Common Shares Outstanding, Basic and Diluted	62,286	48,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

LION BIOTECHNOLOGIES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited; in thousands)

	Three Months Ended March 31,
	2017	2016

Net Loss	$(20,684)	$(6,884)
Other comprehensive income:
Unrealized (loss) gain on short-term investments	(27)	20
Comprehensive Loss	$(20,711)	$(6,864)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LION BIOTECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Three Months Ended March 31,
	2017	2016

Cash Flows From Operating Activities
Net loss	$(20,684)	$(6,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	221	269
Amortization of premium on investments	28	-
Stock-based compensation expense	3,296	1,779
Changes in assets and liabilities:
Prepaid expenses and other current assets	(2,354)	84
Accounts payable	1,466	96
Accrued expenses	(776)	104
Net cash used in operating activities	(18,803)	(4,552)

Cash Flows From Investing Activities
Purchase of short- term investments	-	(29,273)
Maturities of short- term investments	19,600	39,155
Purchase of property and equipment	(798)	(2)
Net cash provided by investing activities	18,802	9,880

Cash Flows From Financing Activities
Tax payments related to shares witheld for vested restricted stock awards	(4)	-
Proceeds from the issuance of common stock upon exercise of warrants	156	-
Proceeds from the issuance of common stock upon exercise of options	231	-
Net cash provided by financing activities	383	-
Net increase in cash and cash equivalents	382	5,328
Cash and Cash Equivalents, Beginning of Period	106,717	33,587
Cash and Cash Equivalents, End of Period	$107,099	$38,915

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$-	$-
Interest paid	-	-

Supplemental disclosure of non-cash investing and financing activities:
Unrealized (loss) gain on short-term investments	$(27)	$20
Acquisitions of property and equipment under accounts payable	(155)	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

LION BIOTECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Lion Biotechnologies, Inc. (the “Company,” “we,” “us” or “our”) is a biotechnology company focused on developing and commercializing adoptive cell therapy (ACT) using autologous tumor infiltrating lymphocytes (TIL) for the treatment of metastatic melanoma and other solid tumor cancers. ACT utilizes T-cells harvested from a patient to treat cancer in that patient. TIL, tumor infiltrating lymphocytes, are naturally present in a patient’s tumors, are collected from individual patient tumor samples. The TIL are then extracted from the tumor tissue and expanded ex vivo and then infused back into the patient to fight their tumor. The Company was originally incorporated under the laws of the state of Nevada on September 17, 2007. Until March 2010, we were an inactive company known as Freight Management Corp. On March 15, 2010, we changed our name to Genesis Biopharma, Inc., and in 2011 we commenced our current business. On September 26, 2013, we changed our name to Lion Biotechnologies, Inc.

Basis of Presentation of Unaudited Condensed Consolidated Financial Information

The unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2016 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2017. These financial statements should be read in conjunction with that report.

Liquidity

The Company is currently engaged in the development of therapeutics to fight cancer. We do not have any commercial products and have not yet generated any revenues from our biopharmaceutical business. We currently do not anticipate that we will generate any revenues during 2017 from the sale or licensing of any products. As shown in the accompanying financial statements, we have incurred a net loss of $20.7 million for the three months ended March 31, 2017 and used $18.8 million of cash in our operating activities during the three months ended March 31, 2017. As of March 31, 2017, we had $147.2 million of cash and cash equivalents and short-term investments.

The Company expects to further increase its research and development activities, which will increase the amount of cash used during 2017. Specifically, we expect increased spending on clinical trials, research and development activities, higher payroll expenses as we increase our professional and scientific staff and continued and expansion of manufacturing activities. Based on the funds we have available; we believe that we have sufficient capital to fund our anticipated operating expenses for at least 12 months from the date that these financial statements are issued.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Short-term Investments

The Company's short-term investments are classified as “available-for-sale”. The Company includes these investments in current assets and carries them at fair value. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income. The amortized cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity.  Such amortization is included in interest income.  Gains and losses on securities sold are recorded based on the specific identification method and are included in interest income in the statement of operations. We have not incurred any realized gains or losses from sales of securities to date.

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

At March 31, 2017 and 2016, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	March 31,
	2017	2016
Stock options	6,748,302	3,367,129
Warrants	6,503,716	7,202,216
Series A Convertible Preferred*	847,000	847,000
Series B Convertible Preferred*	7,946,673	-
Restricted stock awards	5,000	248,126
Restricted stock units	550,000	-
	22,600,691	11,664,471

* on an as-converted basis

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

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of March 31, 2017
	Level 1	Level 2	Level 3	Total
Commercial paper	$-	$21,699	$-	$21,699
Corporate debt securities	-	15,901	-	15,901
US Government agency securities	-	2,498	-	2,498
Total	$-	$40,098	$-	$40,098

	Assets at Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Commercial paper	$-	$29,178	$-	$29,178
Corporate debt securities	-	26,578	-	26,578
US Government agency securities	-	3,997	-	3,997
Total	$-	$59,753	$-	$59,753

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Lion Biotechnologies, Inc. and its wholly-owned subsidiary, Lion Biotechnologies GmbH. All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all the Company's condensed consolidated operations.

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

The fair value of restricted stock units is based on the closing price of the Company’s common stock on the grant date.

Total stock-based compensation expense related to all our stock-based awards was recorded on the statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$1,387	$585
General and administrative	1,909	1,194
Total stock-based compensation expense	$3,296	$1,779

Total stock-based compensation broken down based on each individual instrument was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock option expense	$2,654	$1,483
Restricted stock award expense	13	296
Restricted stock unit expense	629	-
Total stock-based compensation expense	$3,296	$1,779

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

Convertible Instruments

The Company applies the accounting standards for derivatives and hedging and for distinguishing liabilities from equity when accounting for hybrid contracts that feature conversion options. The accounting standards require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments per certain criteria. The criteria includes circumstances in which (i) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (ii) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (iii) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in results of operations.

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

Recent Accounting Standards

Accounting standards that have been issued or proposed by Financial Accounting Standards Board (“FASB”), SEC and/or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Reclassifications

Certain amounts within the statements of cash flows for the prior periods have been reclassified to conform with the current period presentation. These reclassifications had no impact on the Company's previously reported financial position or cash flows for any of the periods presented.

NOTE 3. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents and short-term investments consist of the following (in thousands):

	March 31	December 31
	2017	2016
Cash - Demand deposits	$56,787	$76,071
Cash equivalents - money market funds	50,312	30,646
Cash and cash equivalents total	$107,099	$106,717

	March 31	December 31
	2017	2016
Commercial paper	$21,699	$29,178
Corporate debt securities	15,901	26,578
US Government agency securities	2,498	3,997
Short-term investments total	$40,098	$59,753

Money market funds and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
		Unrealized	Unrealized
As of March 31, 2017	Cost	Gains	Losses	Fair Value
Money market funds	$50,312	$-	$-	$50,312
Commercial paper	21,682	17	-	21,699
Corporate debt securities	15,915	-	(14)	15,901
US Government agency securities	2,499	-	(1)	2,498
Total	$90,408	$17	$(15)	$90,410

Unrealized gains and losses are included in Accumulated other comprehensive income.

		Gross	Gross
		Unrealized	Unrealized
As of December 31, 2016	Cost	Gains	Losses	Fair Value
Money market funds	$30,646	$-	$-	$30,646
Commercial paper	29,118	60	-	29,178
Corporate debt securities	26,606	1	(29)	26,578
US Government agency securities	4,000	-	(3)	3,997
Total	$90,370	$61	$(32)	$90,399

At March 31, 2017, the Company's short-term investments had the following remaining contractual maturities (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$40,096	$40,098

The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on maturities and concentration by type and issuer.

NOTE 4. BALANCE SHEET COMPONENTS

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2017	2016
Lab equipment	$2,698	$2,405
Leasehold improvements	1,704	1,381
Computer equipment	255	245
Office furniture and equipment	174	148
Construction in progress	267	276
Total Property and equipment, cost	5,098	4,455
Less: Accumulated depreciation and amortization	(2,302)	(2,081)
Property and equipment, net	$2,796	$2,374

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Accrued payroll and employee related expenses	$1,054	$1,581
Legal and related services	860	927
Clinical related	500	614
Manufacturing related	289	437
Deferred rent	512	422
Accrued other	114	124
Accrued expenses	$3,329	$4,105

NOTE 5. STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s articles of incorporation authorize the issuance of up to 50,000,000 shares of “blank check” preferred stock. At March 31, 2017 and December 31, 2016, 17,000 shares have been designated as the Series A Convertible Preferred Stock and 11,500,000 designated as Series B Convertible Preferred Stock.

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

The Series A Preferred Stock may, at the option of each investor, be converted into fully paid and non-assessable shares of common stock. The holders of shares of Series A Preferred Stock do not have the right to vote on matters that come before stockholders. In the event of any dissolution or winding up of the Company, proceeds shall be paid pari passu among the holders of the shares of common stock and preferred stock, pro rata based on the number of shares held by each holder. The Company may not declare, pay or set aside any dividends on shares of capital stock of the Company (other than dividends on shares of common stock payable in shares of common stock) unless the holders of the Series A Preferred Stock shall first receive an equal dividend on each outstanding share of Series A Preferred Stock. The common shares issued were determined on a formula basis of 500 common shares for each share of Series A Preferred Stock converted. During the three months ended March 31, 2017 and 2016, no Series A Preferred stock was converted into common stock, respectively.

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

During the three months ended March 31, 2017, no Series B Preferred was converted into common stock and 7,946,673 shares of Series B Preferred Stock remained outstanding at March 31, 2017.

Warrants

The following table summarizes the Company’s stock warrant activity for the three months ended March 31, 2017:

		Weighted
	Shares	Average
	Under	Exercise
	Warrants	Price
Outstanding at January 1, 2017	6,566,216	$2.51
Issued	-	-
Exercised	(62,500)	2.50
Expired/Cancelled	-	-
Outstanding at March 31, 2017	6,503,716	$2.51

The warrants have a weighted average remaining life of 1.6 years at March 31, 2017.

NOTE 6. STOCK BASED COMPENSATION

Stock Plans

On September 19, 2014, the Company’s Board of Directors adopted the Lion Biotechnologies, Inc. 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by our stockholders at the annual meeting of stockholders held in November 2014. The 2014 Plan as approved by the stockholders authorized the issuance up to an aggregate of 2,350,000 shares of common stock. On April 10, 2015, the Board amended the 2014 Plan to increase the total number of shares that can be issued under the 2014 Plan by 1,650,000 from 2,350,000 shares to 4,000,000 shares. The increase in shares available for issuance under the 2014 Plan was approved by stockholders on June 12, 2015.

On August 16, 2016, the stockholders approved the increase the total number of shares that can be issued under the 2014 Plan by 5,000,000 from 4,000,000 shares to 9,000,000 shares. At March 31, 2017, 2,656,835 shares were available for grant under the Company’s 2014 plan.

Restricted Stock Units

On June 1, 2016, the Company entered into a restricted stock unit agreement with the Company’s new Chief Executive Officer (Maria Fardis, Ph.D.) pursuant to which the Company granted Dr. Fardis 550,000 non-transferrable restricted stock units at fair market value of $5.87 per share as an inducement of employment pursuant to the exception to The NASDAQ Global Market rules that generally require stockholder approval of equity incentive plans.  The 550,000 restricted stock units will vest in installments as follows: (i) 137,500 restricted stock units will vest upon the first anniversary of the effective date of Dr. Fardis’ employment agreement; (ii) 275,000 restricted stock units will vest upon the satisfaction of certain clinical trial milestones; and (iii) 137,500 restricted stock units will vest in equal monthly installments over the 36-month period following the first anniversary of the effective date of Dr. Fardis’ employment, provided that Dr. Fardis has been continuously employed with the Company as of such vesting dates. On April 3, 2017, 137,500 restricted stock units with performance criteria vested based on the performance criteria having been met.

Stock-based compensation expense for restricted stock units is measured based on the closing fair market value of the Company's common stock on the date of grant. For the three months ended March 31, 2017, the Company recognized $0.6 million of expense.

As of March 31, 2017, there is $1.1 million of total unrecognized compensation expense related to the restricted stock units to be recognized over a weighted average period of 2.4 years.

Stock Options

The following table summarizes the Company’s stock options activity for the three months ended March 31, 2017:

		Weighted
	Number	Average
	of	Exercise
	Options	Price
Outstanding at January 1, 2017	6,233,150	$7.24
Granted	851,000	7.47
Exercised	(40,257)	5.75
Expired/Forfeited	(295,591)	5.46
Outstanding at March 31, 2017	6,748,302	$7.34

During the three months ended March 31, 2017 and 2016, the Company recorded compensation costs of $2.7 million and $1.5 million, respectively, and is recognized as expense in the accompanying condensed consolidated statements of operations. As of March 31, 2017, there was $25.6 million of total unrecognized compensation expense related to the options to be recognized over a weighted average period of 2.0 years.

Restricted Common Stock Awards

The following table summarizes the Company’s restricted common stock awards activity for the three months ended March 31, 2017:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Non-vested shares, January 1, 2017	7,084	$6.48
Granted	-	-
Vested	(2,084)	6.53
Forfeited	-	-
Non-vested shares, March 31, 2017	5,000	$6.46

During the three months ended March 31, 2017 and 2016, the Company recorded compensation costs of $0.0 million and $0.3 million, respectively, and is recognized as expense in the accompanying consolidated statements of operations. As of March 31, 2017, the amount of unvested compensation related to the unvested outstanding shares of restricted common stock was $34,000 which will be recorded as expense in over a weighted average life of 0.40 years.

NOTE 7. AGREEMENTS

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

Pursuant to the terms of the CRADA, we are currently required to make quarterly payments of $0.5 million to the NCI for support of research activities. To the extent we license patent rights relating to a TIL-based product candidate, we will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, we will be required to supply certain test articles, including TIL, grown and processed under cGMP conditions, suitable for use in clinical trials, where we hold the IND for such clinical trial. The extended CRADA has a five-year term expiring in August 2021. The Company or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. During the three months ended March 31, 2017 and 2016, the Company recorded costs associated with the CRADA of $0.5 million and $0.5 million, respectively, as research and development expenses.

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

In consideration for the exclusive rights granted under the Exclusive Patent License Agreement, the Company agreed to pay the NIH a non-refundable upfront licensing fee in the amount of $0.8 million. The Company also agreed to pay customary royalties based on a percentage of net sales of a licensed product (which percentage is in the mid-single digits), a percentage of revenues from sublicensing arrangements, and lump sum benchmark payments upon the successful completion of clinical studies involving licensed technologies, the receipt of the first FDA approval or foreign equivalent for a licensed product or process resulting from the licensed technologies, the first commercial sale of a licensed product or process in the United States, and the first commercial sale of a licensed product or process in any foreign country. The Company will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the License. During the three months ended March 31, 2017 and 2016, the Company recorded costs of $0.0 million and $0.0 million, respectively, as research and development expenses.

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

Pursuant to the Moffitt License Agreement, the Company paid an upfront licensing fee in the amount of $0.1 million. A patent issuance fee will also be payable under the Moffitt License Agreement, upon the issuance of the first U.S. patent covering the subject technology. In addition, the Company agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales (which percentage is in the low single digits) and sublicensing payments, as applicable, and annual minimum royalties beginning with the first sale of products based on the licensed technologies, which minimum royalties will be credited against the percentage royalty payments otherwise payable in that year. The Company will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the Moffitt License Agreement related to the treatment of any cancers in the United States, Europe and Japan and in other countries selected that the Company and Moffitt agreed to. During the three months ended March 31, 2017 and 2016, the Company recorded costs of $0.6 million and $0.4 million, respectively, as research and development expenses related to the agreements the Company has with Moffit.

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

The Company paid PolyBioCept a total of $2.5 million as an up-front exclusive license payment. The Company will also have to make additional milestone payments to PolyBioCept under the PolyBioCept Agreement if, and when, (i) certain product development milestones are achieved, (ii) certain regulatory approvals have been obtained from the U.S. Food and Drug Administration (FDA) and/or the European Medicines Agency (EMA), and (iii) certain product sales targets are achieved. The milestone payments will be payable both in cash (U.S. dollars) and in shares of the Company’s common stock. If all of the foregoing product development, regulatory approval and sales milestone payments are met, the Company will have to pay PolyBioCept an additional $8.7 million and will have to issue to PolyBioCept a total 2,219,376 shares of unregistered common stock. In addition to these potential payments, the Company will reimburse PolyBioCept up to $0.2 million in expenses related to the transfer of know-how and will pay PolyBioCept $0.1 million as a clinical trials management fee. The Company also separately engaged PolyBioCept as a consultant to provide certain product development and research related services in a one-year agreement for up to $0.2 million, subject to the consent of the Karolinska Institute to the services to be performed by its employees thereunder. The PolyBioCept Agreement has an initial term of 30 years, and may be extended for additional five-year periods. During the three months ended March 31, 2017 and 2016, the Company recorded costs of $0.2 million and $0.0 million, respectively, as research and development expenses.

Karolinska University Hospital - Clinical Trials Agreement

In connection with the execution of the PolyBioCept Agreement, the Company also (i) entered into a clinical trials agreement with the Karolinska University Hospital to conduct clinical trials in glioblastoma and pancreatic cancer at the Karolinska University Hospital, and (ii) agreed to enter into a sponsored research agreement with the Karolinska Institute for the research of the cytokine cocktail in additional indications. The Company agreed to enter into the sponsored research agreement within 90 days after the date of the PolyBioCept Agreement. Failure to do so will give PolyBioCept the right to terminate the PolyBioCept Agreement (and to return $2.2 million of the payments it received). The Company will pay the Karolinska an additional $2.6 million in connection with these other related agreements. In 2016 the Company paid Karolinska University Hospital $1.6 million under this agreement to conduct the clinical trials, the $1.6 million payment has been capitalized and will be expensed in accordance with the Company’s Research and Development Expense significant accounting practices. During the three months ended March 31, 2017, the Company recorded costs of $0.2 million, as research and development expenses.

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

Preclinical research under the agreement will focus on identifying and evaluating therapeutically effective combinations of MedImmune's checkpoint antibodies, using TIL as an in vitro model of the tumor microenvironment. The research will be funded by MedImmune and conducted by the Company.

NOTE 8. LEGAL PROCEEDINGS

SEC Settlement/Class Action Lawsuits.  We previously disclosed that the Securities and Exchange Commission (“SEC”) was conducting an investigation (initially designated as “In the Matter of Galena Biopharma, Inc.” File No. HO 12346 and later known as “In the Matter of Certain Stock Promotions”) and that we were a part of that investigation. The SEC’s investigation, in part, involved the conduct of our former Chief Executive Officer, Manish Singh, during the period between September 2013 and April 2014, and the failure by authors of certain articles about this company to disclose that they were compensated by one of our former investor relations firms.

On April 10, 2017, the SEC announced settlements with us and with other public companies and unrelated parties in the In the Matter of Certain Stock Promotion investigation. Our settlement with the SEC is consistent with our previous disclosures (including in our Form 10-K that we filed with the SEC on March 9, 2017), and consisted of the following: (i) We agreed, without admitting or denying the findings by the SEC, to the entry of an administrative order that requires us to cease and desist from committing or causing any violations and any future violations of Sections 5(b), 17(a), and 17(b) of the Securities Act of 1933, and of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and (ii) we agreed to pay $100,000 as a civil money penalty. We also agreed to adopt certain internal controls with respect to our investor relations/public relations activities.

On April 14 2017, a purported shareholder filed a class action complaint in the United States District Court, Northern District of California for violation of Federal securities laws (Leonard DeSilvio v. Lion Biotechnologies, Inc. Manish Singh, Michael Handelman and Elma Hawkins, case no: 3:17cv2086) against our company and three of our former officers and directors. On April 19, 2017, a second class action complaint (Amra Kuc vs. Lion Biotechnologies, Inc. Manish Singh, Michael Handelman and Elma Hawkins, case no: 3:17cv2086) was filed in the same court. Both complaints allege, among other things, that the defendants violated the federal securities laws by making materially false and misleading statements, or failed to make disclosures, in certain of our Form 10-K and Form 10-Q periodic filings regarding the actions taken by Manish Singh and our former investor relations firm.

We intend to vigorously defend against the foregoing complaints. Based on the very early stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.

Solomon Capital, LLC. On April 8, 2016, a lawsuit titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff against Lion Biotechnologies, Inc. was filed by Solomon Capital, LLC, Solomon Capital 401(k) Trust, Solomon Sharbat and Shelhav Raff against the Company in the Supreme Court of the State of New York County of New York (index no. 651881/2016). The plaintiffs allege that, between June and November 2012 they provided to the Company $0.1 million and that they advanced and paid on our behalf an additional $0.2 million. The complaint further alleges that the Company agreed to (i) provide them with promissory notes totaling $0.2 million, plus interest, (ii) issue a total of 111,425 shares to the plaintiffs (before the 1-for-100 reverse split of our common stock effected in September 2013), and (iii) allow the plaintiffs to convert the foregoing funds into our securities in the next transaction. The plaintiffs allege that they should have been able to convert their advances and payments into shares of the Company’s common stock in the restructuring that was effected in May 2013. Based on the foregoing, the plaintiffs allege causes for breach of contract and unjust enrichment and demand judgment against the Company in an unspecified amount exceeding $1.5 million, plus interest and attorneys’ fees.

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

On April 19, 2017, the Court granted plaintiffs’ counsel’s motion to withdraw from the case. The Court stayed the case for 45 days to give plaintiffs an opportunity to find new attorneys. The Court’s order further stated that, should the plaintiffs fail to obtain new counsel, the Company may seek a dismissal of the claims of the corporate plaintiff, Solomon Capital LLC, and the remaining individual plaintiffs will be deemed to represent themselves in the action.

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

NOTE 9. COMMITMENTS AND CONTINENGIES

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

The Company recognizes rental expense on the facilities on a straight-line basis over the lease term. Differences between the straight-line rent expense and rent payments are classified as deferred rent liability on the balance sheet. As of March 31, 2017, the Company's future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year	Operating Lease Commitments
2017 (remaining nine months)	$581
2018	699
2019	700
2020	495
2021	169
$2,644

Rent expense for the three months ended March 31, 2017 and 2016 was $0.2 million and $0.1 million, respectively.

NOTE 10. RELATED PARTY TRANSACTIONS

Sanford J. Hillsberg, one of the Company’s directors, is an attorney at TroyGould PC. TroyGould PC rendered and continues to render legal services to the Company. The Company paid TroyGould PC $0.2 million, and $0.1 million during three months ended March 31, 2017 and 2016, respectively. Mr. Hillsberg did not directly provide any legal services to the Company during the periods noted. As of March 31, 2017, the Company had $0.1 million in liabilities owing to TroyGould PC related to legal services.

NOTE 11. SUBSEQUENT EVENTS

Strategic Alliance Agreement

On April 17, 2017, the Company entered into a Strategic Alliance Agreement (the “SAA”) with M.D. Anderson Cancer Center (“M.D. Anderson”) under which the Company and M.D. Anderson agreed to conduct clinical and preclinical research studies. The Company agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA. In return, we will acquire all rights to inventions resulting from the studies and have been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of M.D. Anderson reasonably necessary to exploit, including the commercialization of, any invention. We have also been granted certain rights in clinical data generated by M.D. Anderson outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt by us of all deliverables due from M.D. Anderson thereunder.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this section, “we,” “our,” “ours” and “us” refer to Lion Biotechnologies, Inc.

This management’s discussion and analysis of financial condition as of March 31, 2017 and results of operations for the three months ended March 31, 2017 and 2016, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2016 which was filed with the SEC on March 8, 2017.

Forward-Looking Statements

The discussion below includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information in the “Risk Factors” section in our Form 10-K for the year ended December 31, 2016. The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

We have an on-going Phase 2 clinical trial of our lead product candidate, LN-144, TIL for the treatment of metastatic melanoma. This three-arm study is enrolling patients with melanoma whose disease has progressed following treatment with at least one systemic therapy. The trial opened for enrollment in 2015 and is being conducted at ten sites.

On April 17, 2017, we entered into a Strategic Alliance Agreement (the “SAA”) with M.D. Anderson Cancer Center (“M.D. Anderson”) under which we and M.D. Anderson agreed to conduct clinical and preclinical research studies. Initially, we plan to conduct multi-arm clinical trials to evaluate tumor-infiltrating lymphocyte, or TIL, technology in several different cancers using two different TIL manufacturing processes. We have agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA.

On April 25, 2017, we entered into a new three-year Manufacturing Services Agreement and related statements of work with PharmaCell B.V., a contract manufacturing services company based in the Netherlands, to manufacture our autologous cell therapy products for us in PharmaCell's clinical and commercial facility in Geleen, the Netherlands. This collaboration will result in an increase in our worldwide TIL manufacturing capacity and will assist us in our plans to expand our clinical trial program in Europe.

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

Research and Development (in thousands)

	Three months ended
	March 31,		Increase (Decrease)
	2017	2016	$	%
Research and development	$16,623	$4,192	12,431	297%
Stock-based compensation expense included in research and development expense	1,387	585	802	137%

Research and development expense for the three months ended March 31, 2017 increased by $12.4 million, or 297%, compared to the three months ended March 31, 2016, inclusive of stock-based compensation. The increase was primarily attributable to a $2.4 million increase in payroll and related expenses primarily due to an increase in headcount, a $5.6 million increase in drug manufacturing costs, a $1.7 million increase in costs related to our clinical trials, $2.0 million related to consultants and outside services contracted with, and $0.8 million increase in stock-based compensation expense.

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

General and Administrative (in thousands)

	Three months ended
	March 31,		Increase (Decrease)
	2017	2016	$	%
General and administrative	$4,259	$2,818	1,441	51%
Stock-based compensation expense included in general and administrative	1,909	1,194	715	60%

General and Administrative expense for the three months ended March 31, 2017 increased by $1.4 million, or 51%, compared to the months ended March 31, 2016, inclusive of stock-based compensation. The increase was primarily attributable to a $0.6 million increase in stock-based compensation expense, driven by the increase in the number of our employees and awards, a $0.1 million increase in payroll, and a $0.7 million increase in consulting and legal related expenses.

General and administrative expenses include personnel costs for our employees engaged in general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

Interest Income (in thousands)

	Three months ended
	March 31,		Increase (Decrease)
	2017	2016	$	%
Interest Income	$198	$126	72	57%

Interest income results from our interest-bearing cash and investment balances. Interest income for the three months ended March 31, 2017 increased due to the higher cash balances in 2016 as a result of the proceeds received from our equity financings in June 2016.

Net Loss

We had a net loss of $20.7 million and $6.9 million for the three months ended March 31, 2017 and 2016, respectively. The increase in our net loss during 2017 is due to the continued expansion of our research and development activities, increased clinical trials and manufacturing activities, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we further invest in our research and development activities, including our clinical development.

Liquidity and Capital Resources

Corporate Capitalization . As of March 31, 2017, we had outstanding 62,350,149 shares of our $0.000041666 par value common stock, 1,694 shares of our $0.0001 par value Series A Convertible Preferred Stock, and 7,946,673 shares of our $0.0001 par value Series B Convertible Preferred Stock. The outstanding shares of Series A Convertible Preferred Stock are currently convertible into 847,000 shares of our common stock, and the outstanding shares of Series B Convertible Preferred Stock are currently convertible into 7,946,673 shares of our common stock. The shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock do not have voting rights or accrue dividends.

Our major sources of funding have been proceeds from various public and private offerings of our equity securities (both common stock and preferred stock), option and warrant exercises, and interest income.

We are currently engaged in the development of therapeutics to fight cancer. We do not have any commercial products and have not yet generated any revenues from our biopharmaceutical business. We currently do not anticipate that we will generate any revenues during 2017 from the sale or licensing of any products. We have incurred a net loss of $20.7 million for the three months ended March 31, 2017 and used $18.8 million of cash in our operating activities during the three months ended March 31, 2017. As of March 31, 2017, we had $147.2 million of cash and cash equivalents and short-term investments, stockholders’ equity of $149.9 million and had working capital of $147.1 million.

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

Off-Balance Sheet Arrangements

At March 31, 2017, we had no obligations that would require disclosure as off-balance sheet arrangements.

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

The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. There were no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Inflation

Inflation and changing prices have had no effect on our continuing operations over our two most recent fiscal years.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government, corporations and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our marketable securities, we believe that we are not exposed to any material market risk. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three months ended March 31, 2017, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Class Action Lawsuits. On April 10, 2017, the SEC announced settlements with us and with other public companies and unrelated parties in the In the Matter of Certain Stock Promotion investigation. Our settlement with the SEC is consistent with our previous disclosures (including in our Form 10-K that we filed with the SEC on March 9, 2017). On April 14 2017, a purported shareholder filed a class action complaint in the United States District Court, Northern District of California for violation of Federal securities laws (Leonard DeSilvio v. Lion Biotechnologies, Inc. Manish Singh, Michael Handelman and Elma Hawkins, case no: 3:17cv2086) against our company and three of our former officers and directors. On April 19, 2017, a second class action complaint (Amra Kuc vs. Lion Biotechnologies, Inc. Manish Singh, Michael Handelman and Elma Hawkins, case no: 3:17cv2086) was filed in the same court. Both complaints allege, among other things, that the defendants violated the federal securities laws by making materially false and misleading statements, or failed to make disclosures, in certain of our Form 10-K and Form 10-Q periodic filings regarding the actions taken by Manish Singh and our former investor relations firm.

We intend to vigorously defend against the foregoing complaints. Based on the very early stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.

Solomon Capital, LLC. On April 8, 2016, a lawsuit titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff against Lion Biotechnologies, Inc. was filed by Solomon Capital, LLC, Solomon Capital 401(k) Trust, Solomon Sharbat and Shelhav Raff against the Company in the Supreme Court of the State of New York County of New York (index no. 651881/2016). The plaintiffs allege that, between June and November 2012 they provided to the Company $0.1 million and that they advanced and paid on our behalf an additional $0.2 million. The complaint further alleges that the Company agreed to (i) provide them with promissory notes totaling $0.2 million, plus interest, (ii) issue a total of 111,425 shares to the plaintiffs (before the 1-for-100 reverse split of our common stock effected in September 2013), and (iii) allow the plaintiffs to convert the foregoing funds into our securities in the next transaction. The plaintiffs allege causes for breach of contract and unjust enrichment and demand judgment against the Company in an unspecified amount exceeding $1.5 million, plus interest and attorneys’ fees. The Company intends to vigorously defend the complaint and pursue its counterclaims.

On April 19, 2017, the Court granted plaintiffs’ counsel’s motion to withdraw from the case. The Court stayed the case for 45 days to give plaintiffs an opportunity to find new attorneys. The Court’s order further stated that, should the plaintiffs fail to obtain new counsel, the Company may seek a dismissal of the claims of the corporate plaintiff, Solomon Capital LLC, and the remaining individual plaintiffs will be deemed to represent themselves in the action.

Item 1A.	Risk Factors

Information regarding risk factors appears under “Risk Factors” included in Item 1A, Part I, and under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2016. Except as follows, there have been no material changes from the risk factors previously disclosed in the above-mentioned periodic report.

The SEC has issued an administrative order against us that may make it more difficult for us to raise capital in the future.

On April 10, 2017, the SEC issued an administrative order that requires us to cease and desist from committing or causing any violations and any future violations of Sections 5(b), 17(a), and 17(b) of the Securities Act of 1933, and of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The order was entered into as part of our settlement with the SEC in the investigation titled In the Matter of Certain Stock Promotion. The SEC’s investigation, in part, involved the conduct of our former Chief Executive Officer, Manish Singh, during the period between September 2013 and April 2014, and the failure by authors of certain articles about this company to disclose that they were compensated by one of our former investor relations firms. The foregoing order may negatively impact our reputation with current and future investors, will disqualify us from effecting private placement transactions in reliance upon any of the exemptions from Securities Act registration afforded by Regulation D, and will limit our ability to make certain communications in future public offerings. As a result, the SEC's order will make it more difficult for us to raise capital in future private and public offerings. We currently anticipate that we will have to raise additional capital in the future to fund our future research, development and commercialization efforts.

We are, and in the future may be, subject to Federal securities legal actions that could adversely affect our results of operations and our business.

Shortly after the SEC announced settlements with us, with other public companies, and with unrelated parties in the In the Matter of Certain Stock Promotion investigation, in April 2017 two securities class action complaints were filed in the U.S. District Court for the Northern District of California against our company, Manish Singh, and two of our other former officers. The complaints allege that the defendants violated the federal securities laws by making materially false and misleading statements, or failing to make disclosures, in certain of our Form 10-K and Form 10-Q periodic filings regarding the actions taken by Manish Singh and our former investor relations firm. We intend to vigorously defend against the class action cases. However, based on the very early stage of the aforementioned litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters. Furthermore, litigation is inherently uncertain, and there is no assurance as to the outcome of these two, or other future cases. We could incur substantial unreimbursed legal fees, settlements, judgments and other expenses in connection with these or other legal and regulatory proceedings that may not qualify for coverage under, or may exceed the limits of, our applicable directors and officers liability insurance policies and could have a material adverse effect on our financial condition, liquidity and results of operations. These cases also may distract the time and attention of our officers and directors or divert our other resources away from our ongoing commercial and development programs. An unfavorable outcome in any of these matters could damage our business and reputation or result in additional claims or proceedings against us.

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

Lion Biotechnologies, Inc.

May 3, 2017	By:	/s/ Maria Fardis
Maria Fardis
Chief Executive Officer (Principal Executive Officer)

May 3, 2017	By:	/s/ Greg Schiffman
Greg Schiffman
Chief Financial Officer (Principal Financial Officer)

