Form 10-Q
period 2017-06-30
IOVANCE BIOTHERAPEUTICS, INC.
filed 2017-08-03
CIK 1425205

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to        .

Commission File Number 001-36860

IOVANCE BIOTHERAPEUTICS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	75-3254381
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

999 Skyway Road, Suite 150, San Carlos, CA 94070

(Address of principal executive offices and zip code)

(650) 260-7120

(Registrant’s telephone number, including area code)

Lion Biotechnologies, Inc.

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

At August 1, 2017, the issuer had 62,686,535 shares of common stock, par value $0.000041666 per share, outstanding.

IOVANCE BIOTHERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share information)

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$114,285	$106,717
Short-term investments	14,732	59,753
Prepaid expenses and other current assets	6,417	3,042
Total Current Assets	135,434	169,512

Property and equipment, net	2,578	2,374
Total Assets	$138,012	$171,886

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$3,695	$863
Accrued expenses	5,165	4,105
Total Current Liabilities	8,860	4,968

Commitments and contingencies (Note 9)

Stockholders’ Equity
Series A Convertible Preferred stock, $0.001 par value; 17,000 shares authorized, 1,694 shares issued and outstanding, as of June 30, 2017 and December 31, 2016, respectively (aggregate liquidation value of $1,694)	-	-
Series B Convertible Preferred stock, $0.001 par value; 11,500,000 shares authorized, 7,946,673 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively (aggregate liquidation value of $37,747)	8	8
Common stock, $0.000041666 par value; 150,000,000 shares authorized, 62,680,390 and 62,248,074 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	3	3
Additional paid-in capital	330,318	323,994
Accumulated other comprehensive income	-	29
Accumulated deficit	(201,177)	(157,116)
Total Stockholders’ Equity	129,152	166,918
Total Liabilities and Stockholders’ Equity	$138,012	$171,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited; in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-

Costs and expenses
Research and development	19,653	4,463	36,276	8,655
General and administrative	3,928	7,264	8,188	10,082
Total costs and expenses	23,581	11,727	44,464	18,737

Loss from operations	(23,581)	(11,727)	(44,464)	(18,737)
Other income
Interest income	204	164	403	290
Net Loss	$(23,377)	$(11,563)	$(44,061)	$(18,447)
Net Loss Per Common Share, Basic and Diluted	$(0.37)	$(0.23)	$(0.71)	$(0.37)

Weighted-Average Common Shares Outstanding, Basic and Diluted	62,457	51,082	62,371	49,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Loss	$(23,377)	$(11,563)	$(44,061)	$(18,447)
Other comprehensive income:
Unrealized (loss) gain on short-term investments	(2)	10	(29)	30
Comprehensive Loss	$(23,379)	$(11,553)	$(44,090)	$(18,417)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(44,061)	$(18,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	464	540
Amortization of premium on investments	37	-
Stock-based compensation expense	6,589	7,136
Changes in assets and liabilities:
Prepaid expenses and other current assets	(3,375)	(505)
Accounts payable	2,987	(233)
Accrued expenses	1,060	3,209
Net cash used in operating activities	(36,299)	(8,300)

Cash Flows From Investing Activities
Purchase of short- term investments	-	(68,340)
Maturities of short- term investments	44,955	67,881
Purchase of property and equipment	(823)	(56)
Net cash provided by (used in) investing activities	44,132	(515)

Cash Flows From Financing Activities
Tax payments related to shares witheld for vested restricted stock awards	(1,161)	(349)
Proceeds from the issuance of common stock upon exercise of warrants	250	621
Proceeds from the issuance of common stock upon exercise of options	646	237
Proceeds from the issuance of preferred stock and common stock, net	-	95,685
Net cash (used in) provided by financing activities	(265)	96,194
Net increase in cash and cash equivalents	7,568	87,379
Cash and Cash Equivalents, Beginning of Period	106,717	33,587
Cash and Cash Equivalents, End of Period	$114,285	$120,966

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$-	$-
Interest paid	-	-

Supplemental disclosure of non-cash investing and financing activities:
Unrealized (loss) gain on short-term investments	$(29)	$30
Acquisitions of property and equipment under accounts payable	(155)	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Iovance Biotherapeutics, Inc. (the “Company,” “we,” “us” or “our”) is a biotechnology company focused on developing and commercializing adoptive cell therapy (ACT) using autologous tumor infiltrating lymphocytes (TIL) for the treatment of metastatic melanoma and other solid tumor cancers. ACT utilizes T-cells harvested from a patient to treat cancer in that patient. TIL, tumor infiltrating lymphocytes, are naturally present in a patient’s tumors, are collected from individual patient tumor samples. The TIL are then extracted from the tumor tissue and expanded ex vivo and then infused back into the patient to fight their tumor. The Company was originally incorporated under the laws of the state of Nevada on September 17, 2007. Until March 2010, we were an inactive company known as Freight Management Corp. On March 15, 2010, we changed our name to Genesis Biopharma, Inc., and in 2011 we commenced our current business. On September 26, 2013, we changed our name to Lion Biotechnologies, Inc. On June 1, 2017, the Company reincorporated to become a Company governed by Delaware corporation laws. On June 27, 2017, we changed our name to Iovance Biotherapeutics, Inc.

Basis of Presentation of Unaudited Condensed Consolidated Financial Information

The unaudited condensed consolidated financial statements of the Company for the three and six months ended June 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2016 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2017. These financial statements should be read in conjunction with that report.

Liquidity

The Company is currently engaged in the development of therapeutics to fight cancer. We do not have any commercial products and have not yet generated any revenues from our biopharmaceutical business. We currently do not anticipate that we will generate any revenues during 2017 from the sale or licensing of any products. As shown in the accompanying financial statements, we have incurred a net loss of $44.1 million for the six months ended June 30, 2017 and used $36.3 million of cash in our operating activities during the six months ended June 30, 2017. As of June 30, 2017, we had $129.0 million of cash and cash equivalents and short-term investments.

The Company expects to further increase its research and development activities, which will increase the amount of cash used during the remainder of 2017. Specifically, we expect increased spending on clinical trials, research and development activities, higher payroll expenses as we increase our professional and scientific staff and continued and expansion of manufacturing activities. Based on the funds we have available, we believe that we have sufficient capital to fund our anticipated operating expenses for at least 12 months from the date that these financial statements are issued.

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

At June 30, 2017 and 2016, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	June 30,
	2017	2016
Stock options	6,845,580	4,270,989
Warrants	6,466,216	6,953,716
Series A Convertible Preferred*	847,000	847,000
Series B Convertible Preferred*	7,946,673	11,368,633
Restricted stock awards	2,917	98,750
Restricted stock units	137,500	550,000
	22,245,886	24,089,088

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

Financial assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of June 30, 2017
	Level 1	Level 2	Level 3	Total
Commercial paper	$-	$13,233	$-	$13,233
US Government agency securities	-	1,499	-	1,499
Total	$-	$14,732	$-	$14,732

	Assets at Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Commercial paper	$-	$29,178	$-	$29,178
Corporate debt securities	-	26,578	-	26,578
US Government agency securities	-	3,997	-	3,997
Total	$-	$59,753	$-	$59,753

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Iovance Biotherapeutics, Inc. and its wholly-owned subsidiary, Iovance Biotherapeutics GmbH (formerly Lion Biotechnologies GmbH). All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all the Company's consolidated operations.

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

The fair value of restricted stock units is based on the closing price of the Company’s common stock on the grant date.

Total stock-based compensation expense related to all our stock-based awards was recorded on the statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$1,896	$593	$3,283	$1,178
General and administrative	1,397	4,764	3,306	5,958
Total stock-based compensation expense	$3,293	$5,357	$6,589	$7,136

Total stock-based compensation broken down based on each individual instrument was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock option expense	$2,977	$4,584	$5,631	$6,068
Restricted stock award expense	14	535	27	830
Restricted stock unit expense	302	238	931	238
Total stock-based compensation expense	$3,293	$5,357	$6,589	$7,136

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

Recent Accounting Standards

In May 2017, the FASB issued ASU No. 2017-09, Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting, clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for the Company on a prospective basis beginning on January 1, 2018, with early adoption permitted. The Company is currently evaluating the impact that ASU 2017-09 will have on its consolidated financial statements and related disclosures.

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

NOTE 3. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents and short-term investments consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Cash - Demand deposits	$38,096	$76,071
Cash equivalents - money market funds	76,189	30,646
Cash and cash equivalents total	$114,285	$106,717

	June 30,	December 31,
	2017	2016
Commercial paper	$13,233	$29,178
Corporate debt securities	-	26,578
US Government agency securities	1,499	3,997
Short-term investments total	$14,732	$59,753

Money market funds and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
		Unrealized	Unrealized
As of June 30, 2017	Cost	Gains	Losses	Fair Value
Money market funds	$76,189	$-	$-	$76,189
Commercial paper	13,232	1	-	13,233
US Government agency securities	1,500	-	(1)	1,499
Total	$90,921	$1	$(1)	$90,921

Unrealized gains and losses are included in Accumulated other comprehensive income.

		Gross	Gross
		Unrealized	Unrealized
As of December 31, 2016	Cost	Gains	Losses	Fair Value
Money market funds	$30,646	$-	$-	$30,646
Commercial paper	29,118	60	-	29,178
Corporate debt securities	26,606	1	(29)	26,578
US Government agency securities	4,000	-	(3)	3,997
Total	$90,370	$61	$(32)	$90,399

At June 30, 2017, the Company's short-term investments had the following remaining contractual maturities (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$14,732	$14,732

The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on maturities and concentration by type and issuer.

NOTE 4. BALANCE SHEET COMPONENTS

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2017	2016
Lab equipment	$2,942	$2,405
Leasehold improvements	1,707	1,381
Computer equipment	263	245
Office furniture and equipment	179	148
Construction in progress	32	276
Total Property and equipment, cost	5,123	4,455
Less: Accumulated depreciation and amortization	(2,545)	(2,081)
Property and equipment, net	$2,578	$2,374

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Accrued payroll and employee related expenses	$1,625	$1,581
Legal and related services	898	927
Clinical related	1,066	614
Manufacturing related	1,004	437
Deferred rent	485	422
Accrued other	87	124
	$5,165	$4,105

NOTE 5. STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s articles of incorporation authorize the issuance of up to 50,000,000 shares of “blank check” preferred stock. At June 30, 2017 and December 31, 2016, 17,000 shares have been designated as the Series A Convertible Preferred Stock and 11,500,000 designated as Series B Convertible Preferred Stock.

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

The Series A Preferred Stock may, at the option of each investor, be converted into fully paid and non-assessable shares of common stock. The holders of shares of Series A Preferred Stock do not have the right to vote on matters that come before stockholders. In the event of any dissolution or winding up of the Company, proceeds shall be paid pari passu among the holders of the shares of common stock and preferred stock, pro rata based on the number of shares held by each holder. The Company may not declare, pay or set aside any dividends on shares of capital stock of the Company (other than dividends on shares of common stock payable in shares of common stock) unless the holders of the Series A Preferred Stock shall first receive an equal dividend on each outstanding share of Series A Preferred Stock. The common shares issued were determined on a formula basis of 500 common shares for each share of Series A Preferred Stock converted. During the three and six months ended June 30, 2017 and 2016, no Series A Preferred stock was converted into common stock, respectively.

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

During the three and six months ended June 30, 2017 and 2016, no Series B Preferred was converted into common stock and 7,946,673 shares of Series B Preferred Stock remained outstanding at June 30, 2017.

Warrants

The following table summarizes the Company’s stock warrant activity for the six months ended June 30, 2017:

		Weighted
	Shares	Average
	Under	Exercise
	Warrants	Price
Outstanding at January 1, 2017	6,566,216	$2.51
Issued	-	-
Exercised	(100,000)	2.50
Expired/Cancelled	-	-
Outstanding at June 30, 2017	6,466,216	$2.51

The warrants have a weighted average remaining life of 1.4 years at June 30, 2017.

NOTE 6. STOCK BASED COMPENSATION

Stock Plans

On September 19, 2014, the Company’s Board of Directors adopted the Iovance Biotherapeutics, Inc. 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by our stockholders at the annual meeting of stockholders held in November 2014. The 2014 Plan as approved by the stockholders authorized the issuance up to an aggregate of 2,350,000 shares of common stock. On April 10, 2015, the Board amended the 2014 Plan to increase the total number of shares that can be issued under the 2014 Plan by 1,650,000 from 2,350,000 shares to 4,000,000 shares. The increase in shares available for issuance under the 2014 Plan was approved by stockholders on June 12, 2015.

On August 16, 2016, the stockholders approved the increase the total number of shares that can be issued under the 2014 Plan by 5,000,000 from 4,000,000 shares to 9,000,000 shares. At June 30, 2017, 2,688,716 shares were available for grant under the Company’s 2014 plan.

Restricted Stock Units

On June 1, 2016, the Company entered into a restricted stock unit agreement with the Company’s new Chief Executive Officer (Maria Fardis, Ph.D.) pursuant to which the Company granted Dr. Fardis 550,000 non-transferrable restricted stock units at fair market value of $5.87 per share as an inducement of employment pursuant to the exception to The NASDAQ Global Market rules that generally require stockholder approval of equity incentive plans.  The 550,000 restricted stock units will vest in installments as follows: (i) 137,500 restricted stock units will vest upon the first anniversary of the effective date of Dr. Fardis’ employment agreement; (ii) 275,000 restricted stock units will vest upon the satisfaction of certain clinical trial and manufacturing milestones; and (iii) 137,500 restricted stock units will vest in equal monthly installments over the 36-month period following the first anniversary of the effective date of Dr. Fardis’ employment, provided that Dr. Fardis has been continuously employed with the Company as of such vesting dates.

On April 3, 2017, 137,500 restricted stock units with performance criteria vested based on the performance criteria having been met. On June 1, 2017, an additional 137,500 restricted stock units with performance criteria vested based on the performance criteria having been met and 137,500 vested based on the one-year anniversary of Dr. Fardis. The remaining 137,500 will vest over a 36-month period based on continued employment.

Stock-based compensation expense for restricted stock units is measured based on the closing fair market value of the Company's common stock on the date of grant. The stock compensation expense was $0.3 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively and was $0.9 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, there is $0.8 million of total unrecognized compensation expense related to the restricted stock units to be recognized over a weighted average period of 2.9 years.

Stock Options

The following table summarizes the Company’s stock options activity for the six months ended June 30, 2017:

		Weighted
	Number	Average
	of	Exercise
	Options	Price
Outstanding at January 1, 2017	6,233,150	$7.24
Granted	1,341,000	6.96
Exercised	(116,348)	5.54
Expired/Forfeited	(612,222)	6.52
Outstanding at June 30, 2017	6,845,580	$7.28

The Company recorded stock compensation costs related to options of $3.0 million and $4.6 million for the three months ended June 30, 2017 and 2016, respectively and $5.6 million and $6.1 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there was $23.3 million of total unrecognized compensation expense related to the options to be recognized over a weighted average period of 2.0 years.

The weighted-average grant date fair value per share of options granted under the Plan was $5.98 and $6.19 for the three months ended June 30, 2017 and 2016, respectively and was $6.85 and $5.68 for the six months ended June 30, 2017 and 2016, respectively.

Restricted Common Stock Awards

The following table summarizes the Company’s restricted common stock awards activity for the six months ended June 30, 2017:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Non-vested shares, January 1, 2017	7,084	$6.48
Granted	-	-
Vested	(4,167)	6.53
Forfeited	-	-
Non-vested shares, June 30, 2017	2,917	$6.40

The Company recorded stock compensation costs related to restricted stock awards of $0.0 million and $0.6 million for the three months ended June 30, 2017 and 2016, respectively and was $0.0 million and $0.8 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, the amount of unvested compensation related to the unvested outstanding shares of restricted common stock was $7,000 which will be recorded as expense in over a weighted average life of 0.20 years.

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

In August 2016, the NCI and the Company entered into a second amendment to the CRADA. The principal changes effected by the second amendment included (i) extending the term of the CRADA by another five years to August 2021, and (ii) modifying the focus on the development of unmodified TIL as a stand-alone therapy or in combination with U.S. Food and Drug Administration (“FDA”) licensed products and commercially available reagents routinely used for adoptive cell therapy. The parties will continue the development of improved methods for the generation and selection of TIL with anti-tumor reactivity in metastatic melanoma, bladder, lung, breast, and HPV-associated cancers.

Pursuant to the terms of the CRADA, we are currently required to make quarterly payments of $0.5 million to the NCI for support of research activities. To the extent we license patent rights relating to a TIL-based product candidate, we will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, we may be required to supply certain test articles, including TIL, grown and processed under cGMP conditions, suitable for use in clinical trials, where we hold the investigational new drug application for such clinical trial. The extended CRADA has a five-year term expiring in August 2021. The Company or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. The Company recorded costs associated with the CRADA of $0.5 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively and was $1.0 million and $1.0 million for the six months ended June 30, 2017 and 2016, respectively. These costs were recorded as research and development expenses.

Patent License Agreement Related to the Development and Manufacture of TIL

Effective October 5, 2011, the Company entered into a Patent License Agreement with the National Institutes of Health, an agency of the United States Public Health Service within the Department of Health and Human Services (NIH), which Patent License Agreement was subsequently amended on February 9, 2015 and October 2, 2015. Pursuant to the Patent License Agreement as amended, the NIH granted the Company licenses, including exclusive, co-exclusive, and non-exclusive licenses, to certain technologies relating to autologous tumor infiltrating lymphocyte adoptive cell therapy products for the treatment of metastatic melanoma, lung, breast, bladder and HPV-positive cancers. The Patent License Agreement requires the Company to pay royalties based on a percentage of net sales (which percentage is in the mid-single digits), a percentage of revenues from sublicensing arrangements, and lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications and other direct costs incurred by the NIH pursuant to the agreement.

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

In consideration for the exclusive rights granted under the Exclusive Patent License Agreement, the Company agreed to pay the NIH a non-refundable upfront licensing fee in the amount of $0.8 million. The Company also agreed to pay customary royalties based on a percentage of net sales of a licensed product (which percentage is in the mid-single digits), a percentage of revenues from sublicensing arrangements, and lump sum benchmark payments upon the successful completion of clinical studies involving licensed technologies, the receipt of the first FDA approval or foreign equivalent for a licensed product or process resulting from the licensed technologies, the first commercial sale of a licensed product or process in the United States, and the first commercial sale of a licensed product or process in any foreign country. The Company will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the License. The Company recorded costs associated with this agreement of $0.0 million and $0.0 million for the three months ended June 30, 2017 and 2016, respectively and was $0.0 million and $0.0 million for the six months ended June 30, 2017 and 2016, respectively. These costs were recorded as research and development expenses.

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

Pursuant to the Moffitt License Agreement, the Company paid an upfront licensing fee in the amount of $0.1 million. A patent issuance fee will also be payable under the Moffitt License Agreement, upon the issuance of the first U.S. patent covering the subject technology. In addition, the Company agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales (which percentage is in the low single digits) and sublicensing payments, as applicable, and annual minimum royalties beginning with the first sale of products based on the licensed technologies, which minimum royalties will be credited against the percentage royalty payments otherwise payable in that year. The Company will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the Moffitt License Agreement related to the treatment of any cancers in the United States, Europe and Japan and in other countries designated by the Company in agreement with Moffitt. The Company recorded costs associated with Moffitt of $1.7 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively and was $2.3 million and $0.6 million for the six months ended June 30, 2017 and 2016, respectively. These costs were recorded as research and development expenses.

PolyBioCept and Karolinska University Hospital

PolyBioCept Exclusive and Co-Exclusive License Agreement

On September 14, 2016, the Company entered into an Exclusive and Co-Exclusive License Agreement (the “PolyBioCept Agreement”) with PolyBioCept AB, a corporation organized under the laws of Sweden (“PolyBioCept”). PolyBioCept has filed two patent applications with claims related to a cytokine cocktail for use in expansion of lymphocytes, one of which has been abandoned. Under the PolyBioCept Agreement, the Company received the exclusive right and license to PolyBioCept’s intellectual property to develop, manufacture, market and genetically engineer tumor infiltrating lymphocytes (TIL) produced by expansion, selection and enrichment using a cytokine cocktail. The Company also received a co-exclusive license (with PolyBioCept) to develop, manufacture and market genetically engineered TIL under the same intellectual property. The licenses are for the use in all cancers and are worldwide in scope, with the exception that the uses in melanoma are not included for certain countries of the former Soviet Union.

The Company paid PolyBioCept a total of $2.5 million as an up-front exclusive license payment. The Company will also have to make additional milestone payments to PolyBioCept under the PolyBioCept Agreement if, and when, (i) certain product development milestones are achieved, (ii) certain regulatory approvals have been obtained from the FDA and/or the European Medicines Agency, and (iii) certain product sales targets are achieved. The milestone payments will be payable both in cash (U.S. dollars) and in shares of the Company’s common stock. If all of the foregoing product development, regulatory approval and sales milestone payments are met, the Company will have to pay PolyBioCept an additional $8.7 million and will have to issue to PolyBioCept a total 2,219,376 shares of unregistered common stock. In addition to these potential payments, the Company will reimburse PolyBioCept up to $0.2 million in expenses related to the transfer of know-how and will pay PolyBioCept $0.1 million as a clinical trials management fee. The Company also separately engaged PolyBioCept as a consultant to provide certain product development and research related services in a one-year agreement for up to $0.2 million, subject to the consent of the Karolinska Institute to the services to be performed by its employees thereunder. The PolyBioCept Agreement has an initial term of 30 years, and may be extended for additional five-year periods. The Company recorded costs associated with the PolyBioCept of $0.0 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively and was $0.2 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively. These costs were recorded as research and development expenses.

Karolinska University Hospital and Karolinska Institute Agreements

In connection with the execution of the PolyBioCept Agreement, the Company also (i) entered into a clinical trials agreement with the Karolinska University Hospital to conduct clinical trials in glioblastoma and pancreatic cancer at the Karolinska University Hospital, and (ii) agreed to enter into a sponsored research agreement with the Karolinska Institute for the research of the cytokine cocktail in additional indications. The Company agreed to enter into the sponsored research agreement within 90 days after the date of the PolyBioCept Agreement, which date has been extended by amendments to the PolyBioCept Agreement. Failure to enter into the sponsored research agreement or further amend the PolyBioCept Agreement so will give PolyBioCept the right to terminate the PolyBioCept Agreement (and the Company shall have the right to repayment of $2.2 million of the payments it made). The Company will pay the Karolinska Institute an additional $2.6 million in connection with these other related agreements. In 2016 the Company paid Karolinska University Hospital $1.6 million under this agreement to conduct the clinical trials. The $1.6 million payment has been capitalized and will be expensed in accordance with the Company’s Research and Development Expense significant accounting practices. The Company recorded costs associated with the Karolinska University Hospital of $0.5 million and $0.0 million for the three months ended June 30, 2017 and 2016, respectively and was $0.7 million and $0.0 million for the six months ended June 30, 2017 and 2016, respectively. These costs were recorded as research and development expenses.

M.D. Anderson Cancer Center

Strategic Alliance Agreement

On April 17, 2017, the Company entered into a Strategic Alliance Agreement (the “SAA”) with M.D. Anderson Cancer Center (“M.D. Anderson”) under which the Company and M.D. Anderson agreed to conduct clinical and preclinical research studies. The Company agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA. In return, we will acquire all rights to inventions resulting from the studies and have been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of M.D. Anderson reasonably necessary to exploit, including the commercialization of, any invention. We have also been granted certain rights in clinical data generated by M.D. Anderson outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt by us of all deliverables due from M.D. Anderson thereunder. As of June 30, 2017, the Company had paid $1.4 million under this agreement. The amount has been recorded as a prepaid asset, and will be amortized to research and development expenses based on enrollment and other factors. The Company has not recorded costs associated with the M.D. Anderson Agreement for the three and six months ended June 30, 2017.

Medimmune

In December 2015, the Company entered into a collaboration to conduct clinical and preclinical research in immuno-oncology with MedImmune, the global biologics research and development arm of AstraZeneca. Under the terms of the agreement, the Company will fund and conduct at least one Phase 2a clinical trial combining MedImmune's investigational PD-L1 inhibitor durvalumab with TIL for the treatment of patients. MedImmune will supply durvalumab for the clinical trials. The purpose of the studies is to establish a dosing regimen for this combination therapy and assess its safety and efficacy.

Preclinical research under the agreement will focus on identifying and evaluating therapeutically effective combinations of MedImmune's checkpoint antibodies, using TIL as an in vitro model of the tumor microenvironment. The research will be funded by MedImmune and conducted by the Company.

NOTE 8. LEGAL PROCEEDINGS

Class Action Lawsuits. On April 10, 2017, the SEC announced settlements with us and with other public companies and unrelated parties in the In the Matter of Certain Stock Promotion investigation. Our settlement with the SEC is consistent with our previous disclosures (including in our Form 10-K that we filed with the SEC on March 9, 2017). On April 14 2017, a purported shareholder filed a class action complaint in the United States District Court, Northern District of California for violations of the federal securities laws (Leonard DeSilvio v. Lion Biotechnologies, Inc., et al., case no: 3:17cv2086) against our company and three of our former officers and directors. On April 19, 2017, a second class action complaint (Amra Kuc vs. Lion Biotechnologies, Inc., et al., case no: 3:17cv2086) was filed in the same court. Both complaints allege, among other things, that the defendants violated the federal securities laws by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh and our former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions SEC investigation. On July 20, 2017 the plaintiff in the Kuc case filed a notice to voluntarily dismiss that case. The Court entered an order dismissing the Kuc complaint on July 21, 2017. On July 26, 2017, the court appointed a movant as lead plaintiff.

We intend to vigorously defend against the foregoing complaints. Based on the very early stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.

Solomon Capital, LLC. On April 8, 2016, a lawsuit titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Lion Biotechnologies, Inc. was filed by Solomon Capital, LLC, Solomon Capital 401(k) Trust, Solomon Sharbat and Shelhav Raff against the Company in the Supreme Court of the State of New York, County of New York (index no. 651881/2016). The plaintiffs allege that, between June and November 2012 they provided to the Company $0.1 million and that they advanced and paid on our behalf an additional $0.2 million. The complaint further alleges that the Company agreed to (i) provide them with promissory notes totaling $0.2 million, plus interest, (ii) issue a total of 111,425 shares to the plaintiffs (before the 1-for-100 reverse split of our common stock effected in September 2013), and (iii) allow the plaintiffs to convert the foregoing funds into our securities in the next transaction. The plaintiffs allege that they should have been able to convert their advances and payments into shares of the Company’s common stock in the restructuring that was effected in May 2013. Based on the foregoing, the plaintiffs allege causes for breach of contract and unjust enrichment and demand judgment against the Company in an unspecified amount exceeding $1.5 million, plus interest and attorneys’ fees.

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

On April 19, 2017, the Court granted plaintiffs’ counsel’s motion to withdraw from the case. On May 25, 2017, plaintiffs filed a notice that they had hired new counsel. On June 7, 2017, the judge presiding over the case recused herself because of a conflict of interest arising from her relationship with plaintiffs’ new attorneys.  The case has been assigned to a new judge, but the court has not yet scheduled a status conference or otherwise set a schedule for the case.

The Company intends to vigorously defend the complaint and pursue its counterclaims.

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

On April 28, 2017, the Company entered into a sublease agreement with Teradata US, Inc., pursuant to which the Company agreed to sublease certain office space located adjacent to the Company's headquarters in San Carlos, California. The space consists of approximately 11,449 rentable square feet in the building located in San Carlos, California and will expire on October 31, 2018.

New York Lease

The Company leases office space in New York for a monthly rental of approximately $18,000 a month through July 2017. On June 5, 2017, the Company entered into an agreement whereby the Company will lease office space from August 1, 2017 to July 31, 2018 for approximately $8,000 a month.

The Company recognizes rental expense on the facilities on a straight-line basis over the lease term. Differences between the straight-line rent expense and rent payments are classified as deferred rent liability on the balance sheet. As of June 30, 2017, the Company's future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Operating Lease
Year	Commitments
2017 (remaining six months)	$552
2018	1,023
2019	700
2020	495
2021	169
$2,939

Rent expense was $0.2 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively and was $0.5 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively.

NOTE 10. RELATED PARTY TRANSACTIONS

Sanford J. Hillsberg, one of the Company’s directors, is an attorney at TroyGould PC. TroyGould PC rendered and continues to render legal services to the Company. The Company paid TroyGould PC $0.2 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively and $0.4 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively. Mr. Hillsberg did not directly provide any legal services to the Company during the periods noted. As of June 30, 2017, the Company had $0.0 million in liabilities owing to TroyGould PC related to legal services.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this section, “we,” “our,” “ours” and “us” refer to Iovance Biotherapeutics, Inc.

This management’s discussion and analysis of financial condition as of June 30, 2017 and results of operations for the three and six months ended June 30, 2017 and 2016, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2016 which was filed with the SEC on March 8, 2017.

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

We have an on-going Phase 2 clinical trial of our lead product candidate, LN-144, TIL for the treatment of metastatic melanoma. This three-arm study is enrolling patients with melanoma whose disease has progressed following treatment with at least one systemic therapy. The trial opened for enrollment in 2015 and is currently being conducted at ten sites.

Two studies are active with LN-145 TIL product. Patients with recurrent, metastatic, or persistent cervical carcinoma are being enrolled in the C-145-04 trial and patients with metastatic squamous cell carcinoma of the head and neck in C-145-03.

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

Research and Development (in thousands)

	Three months ended June 30,		Increase (Decrease)		Six months ended June 30,		Increase (Decrease)
	2017	2016	$	%	2017	2016	$	%

Research and development	$19,653	$4,463	15,190	340%	$36,276	$8,655	27,621	319%
Stock-based compensation expense included in research and development expense	1,896	593	1,303	220%	3,283	1,178	2,105	179%

Research and development expense for the three months ended June 30, 2017 increased by $15.2 million, or 340%, compared to the three months ended June 30, 2016, inclusive of stock-based compensation. The increase was primarily attributable to a $2.5 million increase in payroll and related expenses primarily due to an increase in headcount, a $6.1 million increase in drug manufacturing costs, a $2.4 million increase in costs related to our clinical trials, an increase of $2.9 million related to consultants and outside services contracted with to perform research and development activities on our behalf, and $1.3 million increase in stock-based compensation expense.

Research and development expense for the six months ended June 30, 2017 increased by $27.6 million, or 319%, compared to the six months ended June 30, 2016, inclusive of stock-based compensation. The increase was primarily attributable to a $4.9 million increase in payroll and related expenses primarily due to an increase in headcount, an $11.7 million increase in drug manufacturing costs, a $4.1 million increase in costs related to our clinical trials, an increase of $4.8 million related to consultants and outside services contracted with to perform research and development activities on our behalf, and $2.1 million increase in stock-based compensation expense.

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

General and Administrative (in thousands)

	Three months ended June 30,		Increase (Decrease)		Six months ended June 30,		Increase (Decrease)
	2017	2016	$	%	2017	2016	$	%

General and administrative	$3,928	$7,264	(3,336)	-46%	$8,188	$10,082	(1,894)	-19%
Stock-based compensation expense included in general and administrative	1,397	4,764	(3,367)	-71%	3,306	5,958	(2,652)	-45%

General and administrative expense for the three months ended June 30, 2017 decreased by $3.3 million, or 46%, compared to the three months ended June 30, 2016, inclusive of stock-based compensation. The change was primarily attributable to a $3.4 million decrease in stock-based compensation expense, driven by expense incurred in connection with the separation of the previous CEO from the Company in June 2016, a $0.3 million decrease in payroll, offset by a $0.3 million increase in consulting and legal related expenses.

General and administrative expense for the six months ended June 30, 2017 decreased by $1.9 million, or 19%, compared to the six months ended June 30, 2016, inclusive of stock-based compensation. The changed was primarily attributable to a $2.7 million decrease in stock-based compensation expense, driven by expense incurred in connection with the separation of the previous CEO from the Company in June 2016, a $0.3 million decrease in payroll, offset by a $1.1 million increase in consulting and legal related expenses.

General and administrative expenses include personnel costs for our employees engaged in general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

Interest Income (in thousands)

	Three months ended June 30,		Increase (Decrease)		Six months ended June 30,		Increase (Decrease)
	2017	2016	$	%	2017	2016	$	%

Interest Income	$204	$164	40	24%	$403	$290	113	39%

Interest income results from our interest-bearing cash and investment balances. Interest income for the three and six months ended June 30, 2017 increased compared to the three and six months ended June 30, 2016 due to funds received in June 2016 related to our equity financing in June 2016.

Net Loss

We had a net loss of $23.4 million and $44.1 million for the three and six months ended June 30, 2017, respectively. The increase in our net loss during 2017 is due to the continued expansion of our research and development activities, increased clinical trials and manufacturing activities, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we further invest in our research and development activities, including our clinical development.

Liquidity and Capital Resources

Corporate Capitalization .. As of June 30, 2017, we had outstanding 62,680,390 shares of our $0.000041666 par value common stock, 1,694 shares of our $0.001 par value Series A Convertible Preferred Stock, and 7,946,673 shares of our $0.001 par value Series B Convertible Preferred Stock. The outstanding shares of Series A Convertible Preferred Stock are currently convertible into 847,000 shares of our common stock, and the outstanding shares of Series B Convertible Preferred Stock are currently convertible into 7,946,673 shares of our common stock. The shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock do not have voting rights or accrue dividends.

Our major sources of funding have been proceeds from various public and private offerings of our equity securities (both common stock and preferred stock), option and warrant exercises, and interest income.

We are currently engaged in the development of therapeutics to fight cancer. We do not have any commercial products and have not yet generated any revenues from our biopharmaceutical business. We currently do not anticipate that we will generate any revenues during 2017 from the sale or licensing of any products. We have incurred a net loss of $44.1 million for the six months ended June 30, 2017 and used $36.3 million of cash in our operating activities during the six months ended June 30, 2017. As of June 30, 2017, we had $129.0 million of cash and cash equivalents and short-term investments, stockholders’ equity of $129.0 million and had working capital of $126.6 million.

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

Off-Balance Sheet Arrangements

At June 30, 2017, we had no obligations that would require disclosure as off-balance sheet arrangements.

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

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government, corporations and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our marketable securities, we believe that we are not exposed to any material market risk. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three and six months ended June 30, 2017, it would not have had a material effect on our results of operations or cash flows for that period.

Item 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and our interim principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Class Action Lawsuits. On April 10, 2017, the SEC announced settlements with us and with other public companies and unrelated parties in the In the Matter of Certain Stock Promotion investigation. Our settlement with the SEC is consistent with our previous disclosures (including in our Form 10-K that we filed with the SEC on March 9, 2017). On April 14 2017, a purported shareholder filed a class action complaint in the United States District Court, Northern District of California for violations of the federal securities laws (Leonard DeSilvio v. Lion Biotechnologies, Inc., et al., case no: 3:17cv2086) against our company and three of our former officers and directors. On April 19, 2017, a second class action complaint (Amra Kuc vs. Lion Biotechnologies, Inc., et al., case no: 3:17cv2086) was filed in the same court. Both complaints allege, among other things, that the defendants violated the federal securities laws by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh and our former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions SEC investigation. On July 20, 2017 the plaintiff in the Kuc case filed a notice to voluntarily dismiss that case. The Court entered an order dismissing the Kuc complaint on July 21, 2017. On July 26, 2017, the court appointed a movant as lead plaintiff.

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

We are, and in the future may be, subject to legal or administrative actions that could adversely affect our results of operations and our business.

On April 10, 2017, the SEC announced settlements with us and with other public companies and unrelated parties in the In the Matter of Certain Stock Promotions investigation.  Our settlement with the SEC is consistent with our previous disclosures (including in our Form 10-K that we filed with the SEC on March 9, 2017).  On April 14, 2017, a purported shareholder filed a class action complaint in the United States District Court, Northern District of California for violation of Federal securities laws (Leonard DeSilvio v. Lion Biotechnologies, Inc., et al., case no: 3:17cv2086) against our company and three of our former officers and directors. On April 19, 2017, a second class action complaint (Amra Kuc vs. Lion Biotechnologies, Inc., et al., case no: 3:17cv2086) was filed in the same court.  Both complaints allege, among other things, that the defendants violated the federal securities laws by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh and our former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions SEC investigation. Due to the duplicative nature of the two complaints, on July 20, 2017 the plaintiff in the Kuc case filed a notice to voluntarily dismiss that case. The Court entered an order dismissing the Kuc complaint on July 21, 2017. On July 26, 2017, the court appointed a movant as lead plaintiff.

We intend to vigorously defend against the foregoing complaints. Litigation is inherently uncertain, and it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.  We could incur substantial unreimbursed legal fees, settlements, judgments and other expenses in connection with these or other legal and regulatory proceedings that may not qualify for coverage under, or may exceed the limits of, our applicable directors and officers liability insurance policies and could have a material adverse effect on our financial condition, liquidity and results of operations. These matters also may distract the time and attention of our officers and directors or divert our other resources away from our ongoing commercial and development programs. An unfavorable outcome in any of these matters could damage our business and reputation or result in additional claims or proceedings against us.

Provisions in our corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us, and the market price of our common stock may be lower as a result.

There are provisions in our certificate of incorporation and amended and restated bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by you and other stockholders. For example, our board of directors will have the authority to issue up to 50,000,000 shares of preferred stock and to fix the price, rights, preferences, privileges, and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. An issuance of shares of preferred stock may result in the loss of voting control to other stockholders.

In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions by prohibiting Delaware corporations from engaging in specified business combinations with particular stockholders of those companies. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.

Our certificate of incorporation designates the state or federal courts located in the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation provides that, subject to limited exceptions, the state and federal courts located in the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our amended and restated bylaws, or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and employees. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

Nothing to report.

Item 3.	Defaults Upon Senior Securities.

Nothing to report.

Item 4.	Mine Safety Disclosures

Nothing to report.

Item 5.	Other Information.

Nothing to report.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
2.1	Plan of Conversion (incorporated herein by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2017.)
3.1	Articles of Conversion (incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2017).
3.2	Certificate of Conversion (incorporated herein by reference to Exhibit 3.2 of Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2017.)
3.3	Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.3 of Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2017.)
3.4	Certificate of Designations of Rights, Preferences and Privileges of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.4 of Registrant’s Registration Statement on Form S-3 filed with the Commission on July 31, 2017.)
3.5	Certificate of Designations of Rights, Preferences and Privileges of Series B Preferred Stock (incorporated herein by reference to Exhibit 3.5 of Registrant’s Registration Statement on Form S-3 filed with the Commission on July 31, 2017.)
3.6	Certificate of Amendment of Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2017.)
3.7	Bylaws of Registrant (incorporated herein by reference to the Exhibit 3.4 to Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2017).
3.8	Amendment to the Bylaws of Registrant (incorporated herein by reference to the Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2017).
10.1	Strategic Alliance Agreement, between Lion Biotechnologies, Inc. and The University of Texas M. D. Anderson Cancer Center, effective April 17, 2017*
10.2	Sublease Agreement, entered into as of April 28, 2017, between Lion Biotechnologies, Inc. and Teradata US, Inc. (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the Commission on May 1, 2017.)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Iovance Biotherapeutics, Inc.

August 3, 2017	By:	/s/ Maria Fardis
Maria Fardis
Chief Executive Officer (Principal Executive Officer)

August 3, 2017	By:	/s/ Franco Valle
Franco Valle
Controller, Interim Principal Financial Officer and Principal Accounting Officer

