Form 10-Q
period 2017-09-30
IOVANCE BIOTHERAPEUTICS, INC.
filed 2017-11-02
CIK 1425205

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At October 31, 2017, the issuer had 72,632,717 shares of common stock, par value $0.000041666 per share, outstanding.

IOVANCE BIOTHERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share information)

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$163,380	$106,717
Short-term investments	-	59,753
Prepaid expenses and other current assets	7,995	3,042
Total Current Assets	171,375	169,512

Property and equipment, net	2,595	2,374
Total Assets	$173,970	$171,886

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$2,905	$863
Accrued expenses	5,624	4,105
Total Current Liabilities	8,529	4,968

Commitments and contingencies (Note 9)

Stockholders’ Equity
Series A Convertible Preferred stock, $0.001 par value; 17,000 shares authorized, 1,694 shares issued and outstanding, as of September 30, 2017 and December 31, 2016, respectively (aggregate liquidation value of $1,694)	-	-
Series B Convertible Preferred stock, $0.001 par value; 11,500,000 shares authorized, 7,946,673 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively (aggregate liquidation value of $37,747)	8	8
Common stock, $0.000041666 par value; 150,000,000 shares authorized, 71,954,843 and 62,248,074 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	3	3
Additional paid-in capital	388,756	323,994
Accumulated other comprehensive income	-	29
Accumulated deficit	(223,326)	(157,116)
Total Stockholders’ Equity	165,441	166,918
Total Liabilities and Stockholders’ Equity	$173,970	$171,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited; in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-

Costs and expenses
Research and development	17,753	8,481	54,029	17,200
General and administrative	4,590	10,498	12,777	20,517
Total costs and expenses	22,343	18,979	66,806	37,717

Loss from operations	(22,343)	(18,979)	(66,806)	(37,717)
Other income
Interest income	194	221	596	511
Net Loss	$(22,149)	$(18,758)	$(66,210)	$(37,206)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	-	(49,454)	-	(49,454)
Net Loss Attributable to Common Stockholders	(22,149)	(68,212)	(66,210)	(86,660)
Net Loss Per Common Share, Basic and Diluted	$(0.35)	$(1.15)	$(1.06)	$(1.64)

Weighted-Average Common Shares Outstanding, Basic and Diluted	63,332	59,113	62,697	52,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Loss	$(22,149)	$(18,758)	$(66,210)	$(37,206)
Other comprehensive income:
Unrealized (loss) gain on short-term investments	-	85	(29)	115
Comprehensive Loss	$(22,149)	$(18,673)	$(66,239)	$(37,091)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(66,210)	$(37,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	710	688
Amortization of discount (premium) on investments	19	(69)
Stock-based compensation expense	9,208	15,781
Changes in assets and liabilities:
Prepaid expenses and other current assets	(4,953)	(997)
Accounts payable	2,148	(730)
Accrued expenses	1,333	2,024
Net cash used in operating activities	(57,745)	(20,509)

Cash Flows From Investing Activities
Purchase of short- term investments	-	(110,249)
Maturities of short- term investments	59,705	94,159
Purchase of property and equipment	(1,086)	(781)
Net cash provided by (used in) investing activities	58,619	(16,871)

Cash Flows From Financing Activities
Tax payments related to shares withheld for vested restricted stock awards	(1,203)	(354)
Proceeds from the issuance of common stock upon exercise of warrants	388	879
Proceeds from the issuance of common stock upon exercise of options	2,554	478
Proceeds from the issuance of preferred stock and common stock, net	54,050	95,685
Net cash provided by financing activities	55,789	96,688
Net increase in cash and cash equivalents	56,663	59,308
Cash and Cash Equivalents, Beginning of Period	106,717	33,587
Cash and Cash Equivalents, End of Period	$163,380	$92,895

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$-	$-
Interest paid	-	-

Supplemental disclosure of non-cash investing and financing activities:
Unrealized (loss) gain on short-term investments	$(29)	$115
Acquisitions of property and equipment under accounts payable	(155)	-
Offering costs under accounts payable and accrued expenses	235	-
Deemed dividend related to a beneficial conversion feature	-	49,454
Conversion of convertible preferred stock to common stock	-	3

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Iovance Biotherapeutics, Inc. (the “Company,” “we,” “us” or “our”) is a biopharmaceutical company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to eradicate cancer cells. Our lead program is an adoptive cell therapy (ACT) utilizing tumor-infiltrating lymphocytes (TIL), which are T cells derived from patients’ tumors, for the treatment of metastatic melanoma. The TIL are extracted from the tumor tissue, expanded in our manufacturing suites and then infused back into the patient to fight their cancer. On June 1, 2017, the Company reincorporated to become a Company governed by Delaware corporation laws. On June 27, 2017, we changed our name to Iovance Biotherapeutics, Inc.

Basis of Presentation of Unaudited Condensed Consolidated Financial Information

The unaudited condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2016, was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2017. These financial statements should be read in conjunction with that report.

Liquidity

The Company is currently engaged in the development of therapeutics to fight cancer, specifically solid tumors. We do not have any commercial products and have not yet generated any revenues from our business. We currently do not anticipate that we will generate any revenues during the upcoming 12 months, from the sale or licensing of any products. As shown in the accompanying financial statements, we have incurred a net loss of $66.2 million for the nine months ended September 30, 2017 and used $57.7 million of cash in our operating activities during the nine months ended September 30, 2017. As of September 30, 2017, we had $163.4 million of cash and cash equivalents.

The Company expects to further increase its research and development activities, which will increase the amount of cash used during the remainder of 2017 and beyond. Specifically, we expect continued spending on clinical trials, continued and expansion of manufacturing activities, higher payroll expenses as we increase our professional and scientific staff and research and development activities. Based on the funds we have available, we believe that we have sufficient capital to fund our anticipated operating expenses for at least 12 months from the date that these financial statements are issued.

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

At September 30, 2017 and 2016, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	September 30,
	2017	2016
Stock options	6,706,964	4,945,358
Warrants	6,411,216	6,808,216
Series A Convertible Preferred*	847,000	847,000
Series B Convertible Preferred*	7,946,673	7,946,673
Restricted stock awards	834	9,167
Restricted stock units	126,041	550,000
	22,038,728	21,106,414

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

The fair valued assets we held and have held are generally assessed under Level 2 were corporate bonds and commercial paper. We utilize third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. We use quotes from external pricing service providers and other on-line quotation systems to verify the fair value of investments provided by our third-party pricing service providers. We review independent auditor’s reports from our third-party pricing service providers particularly regarding the controls over pricing and valuation of financial instruments and ensure that our internal controls address certain control deficiencies, if any, and complementary user entity controls are in place.

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

As of September 30, 2017, there were no financial assets measured at fair value.

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

The fair value of restricted stock units is based on the closing price of the Company’s common stock on the grant date.

Total stock-based compensation expense related to all our stock-based awards was recorded on the statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$1,053	$640	$4,336	$1,818
General and administrative	1,566	8,005	4,872	13,963
Total stock-based compensation expense	$2,619	$8,645	$9,208	$15,781

Total stock-based compensation broken down based on each individual instrument was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock option expense	$2,562	$7,877	$8,193	$13,944
Restricted stock award expense	6	145	33	976
Restricted stock unit expense	51	623	982	861
Total stock-based compensation expense	$2,619	$8,645	$9,208	$15,781

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

Convertible Instruments

The Company applies the accounting standards for derivatives and hedging and for distinguishing liabilities from equity when accounting for hybrid contracts that feature conversion options. The accounting standards require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments per certain criteria. The criteria includes circumstances in which (i) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (ii) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (iii) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in results of operations.

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

NOTE 3. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents and short-term investments consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Cash - Demand deposits	$72,286	$76,071
Cash equivalents - Money market funds	91,094	30,646
Cash and cash equivalents total	$163,380	$106,717

	September 30,	December 31,
	2017	2016
Commercial paper	$-	$29,178
Corporate debt securities	-	26,578
US Government agency securities	-	3,997
Short-term investments total	$-	$59,753

Money market funds and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
		Unrealized	Unrealized
As of September 30, 2017	Cost	Gains	Losses	Fair Value
Money market funds	$91,094	$-	$-	$91,094

Unrealized gains and losses are included in Accumulated other comprehensive income.

		Gross	Gross
		Unrealized	Unrealized
As of December 31, 2016	Cost	Gains	Losses	Fair Value
Money market funds	$30,646	$-	$-	$30,646
Commercial paper	29,118	60	-	29,178
Corporate debt securities	26,606	1	(29)	26,578
US Government agency securities	4,000	-	(3)	3,997
Total	$90,370	$61	$(32)	$90,399

At September 30, 2017, the Company did not have any short-term investments.

The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on maturities and concentration by type and issuer.

NOTE 4. BALANCE SHEET COMPONENTS

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2017	2016
Lab equipment	$3,064	$2,405
Leasehold improvements	1,707	1,381
Computer equipment	331	245
Office furniture and equipment	179	148
Construction in progress	105	276
Total Property and equipment, cost	5,386	4,455
Less: Accumulated depreciation and amortization	(2,791)	(2,081)
Property and equipment, net	$2,595	$2,374

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Accrued payroll and employee related expenses	$1,556	$1,581
Legal and related services	1,236	927
Clinical related	735	614
Manufacturing related	1,352	437
Deferred rent	459	422
Accrued other	286	124
	$5,624	$4,105

NOTE 5. STOCKHOLDERS’ EQUITY

Public Offering

On September 25, 2017, the Company sold 8,846,154 shares of its common stock in an underwritten public offering at $6.50 per share for net proceeds of $53.8 million after deducting underwriting discounts and expenses of the offering.

Preferred stock

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock. At September 30, 2017 and December 31, 2016, 17,000 shares have been designated as Series A Convertible Preferred Stock and 11,500,000 designated as Series B Convertible Preferred Stock.

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

The Series A Preferred Stock may, at the option of each investor, be converted into fully paid and non-assessable shares of common stock. The holders of shares of Series A Preferred Stock do not have the right to vote on matters that come before stockholders. In the event of any dissolution or winding up of the Company, proceeds shall be paid pari passu among the holders of the shares of common stock and preferred stock, pro rata based on the number of shares held by each holder. The Company may not declare, pay or set aside any dividends on shares of capital stock of the Company (other than dividends on shares of common stock payable in shares of common stock) unless the holders of the Series A Preferred Stock shall first receive an equal dividend on each outstanding share of Series A Preferred Stock. The common shares issued were determined on a formula basis of 500 common shares for each share of Series A Preferred Stock converted. During the three and nine months ended September 30, 2017 and 2016, no Series A Preferred stock was converted into common stock, respectively.

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

During the three and nine months ended September 30, 2017 and 2016, zero and 3,421,960 Series B Preferred were converted into common stock. At September 30, 2017, 7,946,673 shares of Series B Preferred Stock remained outstanding.

Warrants

The following table summarizes the Company’s stock warrant activity for the nine months ended September 30, 2017:

		Weighted
	Shares	Average
	Under	Exercise
	Warrants	Price
Outstanding at January 1, 2017	6,566,216	$2.51
Issued	-	-
Exercised	(155,000)	2.50
Expired/Cancelled	-	-
Outstanding at September 30, 2017	6,411,216	$2.51

The warrants have a weighted average remaining life of 1.1 years at September 30, 2017.

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

On August 16, 2016, the stockholders approved the increase the total number of shares that can be issued under the 2014 Plan by 5,000,000 from 4,000,000 shares to 9,000,000 shares. At September 30, 2017, 2,608,830 shares were available for grant under the Company’s 2014 Plan.

Restricted Stock Units

On June 1, 2016, the Company entered into a restricted stock unit agreement with the Company’s Chief Executive Officer (Maria Fardis, Ph.D.) pursuant to which the Company granted Dr. Fardis 550,000 non-transferrable restricted stock units at fair market value of $5.87 per share as an inducement of employment pursuant to the exception to The NASDAQ Global Market rules that generally require stockholder approval of equity incentive plans. Of the 550,000 restricted stock units 137,500 restricted stock units vested on the first anniversary of the effective date of Dr. Fardis’ employment agreement, and 275,000 restricted stock units vested in 2017 upon the satisfaction of certain clinical trial and manufacturing milestones. The remaining 137,500 restricted stock units will vest in equal monthly installments over the 36-month period that commenced on June 1, 2017 (the first anniversary of the effective date of Dr. Fardis’ employment), provided that Dr. Fardis has been continuously employed with the Company as of such vesting dates. As of September 30, 2017, 126,041 restricted stock units remained unvested.

Stock-based compensation expense for restricted stock units is measured based on the closing fair market value of the Company's common stock on the date of grant. The stock compensation expense was $0.1 million and $0.6 million for the three months ended September 30, 2017 and 2016, respectively and was $1.0 million and $0.9 million for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, there is $0.7 million of total unrecognized compensation expense related to the restricted stock units to be recognized over a weighted average period of 2.7 years.

Stock Options

The following table summarizes the Company’s stock options activity for the nine months ended September 30, 2017:

		Weighted
	Number	Average
	of	Exercise
	Options	Price
Outstanding at January 1, 2017	6,233,150	$7.24
Granted	2,044,400	6.59
Exercised	(484,850)	5.27
Expired/Forfeited	(1,085,736)	6.36
Outstanding at September 30, 2017	6,706,964	$7.33

The Company recorded stock-based compensation costs related to options of $2.6 million and $7.9 million for the three months ended September 30, 2017 and 2016, respectively and $8.2 million and $13.9 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there was $22.1 million of total unrecognized compensation expense related to the options to be recognized over a weighted average period of 2.0 years.

The weighted-average grant date fair value per share of options granted under the Plan was $5.81 and $8.97 for the three months ended September 30, 2017 and 2016, respectively and was $6.46 and $6.75 for the nine months ended September 30, 2017 and 2016, respectively.

Restricted Common Stock Awards

The following table summarizes the Company’s restricted common stock awards activity for the nine months ended September 30, 2017:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Non-vested shares, January 1, 2017	7,084	$6.48
Granted	-	-
Vested	(6,250)	6.53
Forfeited	-	-
Non-vested shares, September 30, 2017	834	$6.10

The Company recorded stock compensation costs related to restricted stock awards of $0.0 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively and was $0.0 million and $1.0 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, the amount of unvested compensation related to the unvested outstanding shares of restricted common stock was immaterial.

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

Pursuant to the terms of the CRADA, we are currently required to make quarterly payments of $0.5 million to the NCI for support of research activities. To the extent we license patent rights relating to a TIL-based product candidate, we will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, we may be required to supply certain test articles, including TIL, grown and processed under cGMP conditions, suitable for use in clinical trials, where we hold the investigational new drug application for such clinical trial. The extended CRADA has a five-year term expiring in August 2021. The Company or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. The Company recorded costs associated with the CRADA of $0.5 million for the three months ended September 30, 2017 and 2016, respectively and was $1.5 million for the nine months ended September 30, 2017 and 2016, respectively. These costs were recorded as research and development expenses.

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

In consideration for the exclusive rights granted under the Exclusive Patent License Agreement, the Company agreed to pay the NIH a non-refundable upfront licensing fee in the amount of $0.8 million. The Company also agreed to pay customary royalties based on a percentage of net sales of a licensed product (which percentage is in the mid-single digits), a percentage of revenues from sublicensing arrangements, and lump sum benchmark payments upon the successful completion of clinical studies involving licensed technologies, the receipt of the first FDA approval or foreign equivalent for a licensed product or process resulting from the licensed technologies, the first commercial sale of a licensed product or process in the United States, and the first commercial sale of a licensed product or process in any foreign country. The Company will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the License. The costs associated with this agreement were immaterial for the three and nine month periods.

H. Lee Moffitt Cancer Center

Research Collaboration and Clinical Grant Agreements with Moffitt

In September 2014, we entered into a research collaboration agreement with Moffitt to jointly engage in translational research and development of adoptive tumor-infiltrating lymphocyte cell therapy with improved anti-tumor properties and process.

In December 2016, we entered into a new three-year Sponsored Research Agreement with Moffitt (the “Moffitt SRA”). At the same time, we entered into a Clinical Grant Agreement with Moffitt to support an ongoing clinical trial at Moffitt that combines TIL therapy with Opdivo® (nivolumab) for the treatment of patients with metastatic melanoma. In June 2017, we entered into a second Clinical Grant Agreement with Moffitt to support a new clinical trial at Moffitt that combines TIL therapy with Opdivo for the treatment of patients with non-small cell lung cancer.

Exclusive License Agreement with Moffitt

The Company entered into a license agreement with Moffitt (the “Moffitt License”), effective as of June 28, 2014, under which the Company received a world-wide license to Moffitt’s rights to patent-pending technologies related to methods for improving TIL for adoptive cell therapy. Unless earlier terminated, the term of the license extends until the earlier of the expiration of the last issued patent related to the licensed technology or 20 years after the effective date of the license agreement.

Pursuant to the Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million. A patent issuance fee will also be payable under the Moffitt License, upon the issuance of the first U.S. patent covering the subject technology. In addition, the Company agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales (which percentage is in the low single digits) and sublicensing payments, as applicable, and annual minimum royalties beginning with the first sale of products based on the licensed technologies, which minimum royalties will be credited against the percentage royalty payments otherwise payable in that year. The Company will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the Moffitt License related to the treatment of any cancers in the United States, Europe and Japan and in other countries designated by the Company in agreement with Moffitt. The Company recorded costs associated with Moffitt of $2.0 million and $0.0 million for the three months ended September 30, 2017 and 2016, respectively and $4.3 million and $0.4 million for the nine months ended September 30, 2017 and 2016, respectively. These costs were recorded as research and development expenses.

PolyBioCept and Karolinska University Hospital

PolyBioCept Exclusive and Co-Exclusive License Agreement

On September 14, 2016, the Company entered into an Exclusive and Co-Exclusive License Agreement (the “PolyBioCept Agreement”) with PolyBioCept AB, a corporation organized under the laws of Sweden (“PolyBioCept”). PolyBioCept has filed two patent applications with claims related to a cytokine cocktail for use in expansion of lymphocytes, one of which has been abandoned. Under the PolyBioCept Agreement, the Company received the exclusive right and license to PolyBioCept’s intellectual property to develop, manufacture, market and genetically engineer TIL produced by expansion, selection and enrichment using a proprietary cytokine cocktail. The Company also received a co-exclusive license (with PolyBioCept) to develop, manufacture and market genetically engineered TIL under the same intellectual property. The licenses are for the use in all cancers and are worldwide in scope, with the exception that the uses in melanoma are not included for certain countries of the former Soviet Union.

The Company paid PolyBioCept a total of $2.5 million as an up-front exclusive license payment. The Company will also have to make additional milestone payments to PolyBioCept under the PolyBioCept Agreement if, and when, (i) certain product development milestones are achieved, (ii) certain regulatory approvals have been obtained from the FDA and/or the European Medicines Agency, and (iii) certain product sales targets are achieved. The milestone payments will be payable both in cash (U.S. dollars) and in shares of the Company’s common stock. If all of the foregoing product development, regulatory approval and sales milestone payments are met, the Company will have to pay PolyBioCept an additional $8.7 million and will have to issue to PolyBioCept a total 2,219,376 shares of unregistered common stock. In addition to these potential payments, the Company will reimburse PolyBioCept up to $0.2 million in expenses related to the transfer of know-how and will pay PolyBioCept $0.1 million as a clinical trials management fee. The Company also separately engaged PolyBioCept as a consultant to provide certain product development and research related services in a one-year agreement for up to $0.2 million, subject to the consent of the Karolinska Institute to the services to be performed by its employees thereunder. The PolyBioCept Agreement has an initial term of 30 years, and may be extended for additional five-year periods. The Company recorded costs associated with the PolyBioCept of $0.0 million and $2.4 million for the three months ended September 30, 2017 and 2016, respectively and $0.2 million and $2.5 million for the nine months ended September 30, 2017 and 2016, respectively. These costs were recorded as research and development expenses.

Karolinska University Hospital and Karolinska Institute Agreements

In connection with the execution of the PolyBioCept Agreement, the Company also (i) entered into a clinical trials agreement with the Karolinska University Hospital to conduct clinical trials in glioblastoma and pancreatic cancer at the Karolinska University Hospital, and (ii) agreed to enter into a sponsored research agreement with the Karolinska Institute for the research of the cytokine cocktail in additional indications. The Company agreed to enter into the sponsored research agreement within 90 days after the date of the PolyBioCept Agreement, which date has been extended by amendments to the PolyBioCept Agreement. Failure to enter into the sponsored research agreement or further amend the PolyBioCept Agreement will give PolyBioCept the right to terminate the PolyBioCept Agreement (and the Company shall have the right to repayment of $2.2 million of the payments it made). The Company will pay the Karolinska Institute an additional $2.6 million in connection with these other related agreements. In 2016 the Company paid Karolinska University Hospital $1.6 million under this agreement to conduct the clinical trials. The $1.6 million payment has been classified as prepaid expense and will be expensed in accordance with the Company’s Research and Development Expense significant accounting practices. The Company had no costs associated with the Karolinska University Hospital for the three months ended September 30, 2017 and 2016, respectively and was $0.7 million and $0.0 million for the nine months ended September 30, 2017 and 2016, respectively. These costs were recorded as research and development expenses.

M.D. Anderson Cancer Center

Strategic Alliance Agreement

On April 17, 2017, the Company entered into a Strategic Alliance Agreement (the “SAA”) with M.D. Anderson Cancer Center (“M.D. Anderson”) under which the Company and M.D. Anderson agreed to conduct clinical and preclinical research studies. The Company agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA. In return, we will acquire all rights to inventions resulting from the studies and have been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of M.D. Anderson reasonably necessary to exploit, including the commercialization of, any invention. We have also been granted certain rights in clinical data generated by M.D. Anderson outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt by us of all deliverables due from M.D. Anderson thereunder. As of September 30, 2017, the Company had paid $1.4 million under this agreement. This amount has been recorded as a prepaid asset, and will be amortized to research and development expenses based on enrollment and other factors. The Company has not recorded any expense associated with the M.D. Anderson SAA for the three and nine months ended September 30, 2017.

MedImmune

In December 2015, the Company entered into a collaboration to conduct clinical and preclinical research in immuno-oncology with MedImmune, the global biologics research and development arm of AstraZeneca. Under the terms of the agreement, the Company will fund and conduct at least one Phase 2a clinical trial combining MedImmune's PD-L1 inhibitor, IMFINZI™ (durvalumab)with TIL for the treatment of patients. MedImmune will supply IMFINZI for the clinical trials. The purpose of the studies is to establish a dosing regimen for this combination therapy and assess its safety and efficacy.

NOTE 8. LEGAL PROCEEDINGS

Class Action Lawsuits . On April 10, 2017, the SEC announced settlements with us and with other public companies and unrelated parties in the In the Matter of Certain Stock Promotion investigation. Our settlement with the SEC is consistent with our previous disclosures (including in our Form 10-K that we filed with the SEC on March 9, 2017). On April 14 2017, a purported shareholder filed a class action complaint in the United States District Court, Northern District of California for violations of the federal securities laws (Leonard DeSilvio v. Lion Biotechnologies, Inc., et al., case no: 3:17cv2086 ) against our company and three of our former officers and directors. On April 19, 2017, a second class action complaint (Amra Kuc vs. Lion Biotechnologies, Inc., et al., case no: 3:17cv2086) was filed in the same court. Both complaints allege, among other things, that the defendants violated the federal securities laws by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh, our former CEO, and our former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions SEC investigation. On July 20, 2017 the plaintiff in the Kuc case filed a notice to voluntarily dismiss that case. The Court entered an order dismissing the Kuc complaint on July 21, 2017. On July 26, 2017, the court appointed a movant as lead plaintiff. On September 8, 2017, the lead plaintiff filed an amended complaint that alleges, among other things, that the defendants violated the federal securities laws by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh and our former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions SEC investigation. On October 6, 2017, the court entered an order setting a schedule for the case, which includes a briefing schedule for motions to dismiss and a hearing date of December 22, 2017.

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

Litigation Involving Dr. Steven Fischkoff.  On June 13, 2017, in an action titled Steven Fischkoff v. Lion Biotechnologies, Inc. and Maria Fardis, Dr. Steven Fischkoff, our former Vice President and Chief Medical Officer, filed a lawsuit against the Company in the Supreme Court of the State of New York County of New York.  Dr. Fischkoff was dismissed by the Company on March 28, 2017.  Dr. Fischkoff was terminated “for cause” as that term is defined in his employment agreement. In his complaint, Dr. Fischkoff alleges breaches of his employment agreement and violation of New York Labor Law for failure to pay monies purportedly owed to him, and seeks to recover amounts including severance pay and retention bonus (totaling $300,000), a prorated incentive bonus, and amounts relating to unvested options to 150,000 shares of our common stock, together with prejudgment interest, costs, expenses and attorneys’ fees. On July 5, 2017, the Company filed a removal petition and removed the lawsuit to the United States District Court for the Southern District of New York, where the case has been assigned case no. 17-cv-05041.  On July 14, 2017, the Company filed a partial answer and counterclaims against Dr. Fischkoff, denying his allegations, and alleging breach of contract and related claims, breach of fiduciary duty, and state and federal trade secret misappropriation and related claims, and sought a temporary restraining order and preliminary injunction against Dr. Fischkoff.  On July 18, 2017, the court issued a temporary restraining order against Dr. Fischkoff requiring him to return Company materials, prohibiting him from disclosing or using Company materials, and granting expedited discovery, which is currently proceeding.

We intend to vigorously defend against Dr. Fischkoff’s lawsuit and pursue the Company’s counterclaims.  Based on the very early stage of the litigation, it is not possible to estimate the amount or range of (i) a possible loss that might result from an adverse judgment or settlement of this action, or (ii) the potential recovery that might result from a favorable judgment or a settlement of this action.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

New York Lease

The Company leases office space in New York for a monthly rental of approximately $18,000 a month through July 2017. On June 5, 2017, the Company entered into an agreement whereby the Company will lease office space from August 1, 2017 to July 31, 2018 for approximately $9,000 a month.

The Company recognizes rental expense on the facilities on a straight-line basis over the lease term. Differences between the straight-line rent expense and rent payments are classified as deferred rent liability on the balance sheet. As of September 30, 2017, the Company's future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year	Operating Lease Commitments
2017 (remaining three months)	$276
2018	1,023
2019	700
2020	495
2021	169
$2,663

Rent expense was $0.3 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively and was $0.7 million and $0.4 million for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 10. RELATED PARTY TRANSACTIONS

Sanford J. Hillsberg, one of the Company’s directors, is an attorney at TroyGould PC. TroyGould PC rendered and continues to render legal services to the Company. The Company paid TroyGould PC $0.1 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively and $0.5 million and $0.7 million for the nine months ended September 30, 2017 and 2016, respectively. Mr. Hillsberg did not directly provide any legal services to the Company during the periods noted. As of September 30, 2017, the Company had $0.1 million in liabilities owing to TroyGould PC related to legal services.

On September 14, 2017, we entered into a three-year consulting agreement with Iain Dukes, D. Phil, the Chairman of our Board of Directors. As compensation for his consulting services, we granted Dr. Dukes a stock option to purchase up to 150,000 shares of our common stock, at an exercise price of $7.30 per share. Under the Consulting Agreement, Dr. Dukes agreed to provide the Company with services regarding business development opportunities, licensing transactions and technology acquisitions by the Company, and any such strategic initiatives appropriate for the Company that Dr. Dukes may identify. The granted stock options vest in 12 quarterly installments (with 1/12th of the option shares having vested on the date of grant). The vesting of the granted stock options will accelerate, and the entire award will become fully vested upon the closing of a significant licensing transaction, a material product acquisition, a material strategic transaction, or upon a Change of Control transaction. The Company recognized $0.1 million for the three months ended September 30, 2017, and $0.1 million for the nine months ended September 30, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this section, “we,” “our,” “ours” and “us” refer to Iovance Biotherapeutics, Inc.

This management’s discussion and analysis of financial condition as of September 30, 2017 and results of operations for the three and nine months ended September 30, 2017 and 2016, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2016 which was filed with the SEC on March 8, 2017.

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

Background on the Company

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to eradicate cancer cells. Our lead program is an adoptive cell therapy utilizing tumor-infiltrating lymphocytes (TIL), which are T cells derived from patients’ tumors, for the treatment of metastatic melanoma as a lead indication as well as other cancer types.

A patient's immune system, particularly their TIL, can play an important role in identifying and killing cancer cells. TIL consist of a polyclonal population of T cells that can recognize a wide variety of cancer-specific antigens. TIL therapy involves growing a patient's TIL in special culture conditions outside of the patient's body, or ex vivo, and then infusing the T cells back into the patient followed by infusion of up to six doses of interleukin-2 (IL-2). By expanding a patient’s TIL ex vivo, away from the immunosuppressive tumor microenvironment, the T cells can rapidly proliferate in the presence of IL-2. As a result, billions of TIL, when infused back into the patient subsequent to administration of non-myeloablative chemotherapy to remove the patient’s hostile microenvironment, are expected to be better able to potentially eradicate the tumor.

We have an on-going Phase 2 clinical trial of our lead product candidate, autologous TIL product (LN-144), for the treatment of metastatic melanoma. This three-arm study is enrolling patients with melanoma whose disease has progressed following treatment with at least one systemic therapy which include anti-PD-1 and if BRAF mutated, a BRAF inhibitor. The trial opened for enrollment during the second half of 2015 and is being conducted at eleven U.S. sites. The purpose of the study is to evaluate the efficacy, as defined by overall response rate (ORR), as a primary endpoint, and to evaluate safety and efficacy as secondary endpoints. An interim update from cohort one of this Phase 2 trial was presented at the American Society of Clinical Oncology (ASCO) 2017 conference. In June 2017, we reported data from 16 patients enrolled in the first cohort of this study. The data reported showed clinically-meaningful outcomes of the evaluable patients, with a 29% ORR (per RECIST v1.1) including one complete response continuing beyond 15 months post-administration of a single TIL treatment, and 77% of patients had reduction in target tumor size. The Phase 2 study was conducted in a heavily pre-treated patient group, all of which had received prior anti-PD-1 therapy and 88% of which had received prior anti-CTLA-4 checkpoint inhibitors, with a median of three prior therapies. The most common treatment emergent serious adverse events observed were febrile neutropenia and decreases in neutrophil count and platelet count.

During 2015, we received an orphan drug designation for LN-144 in the United States to treat malignant melanoma stages IIB-IV. This designation provides seven years of market exclusivity in the United States, subject to certain limited exceptions. However, the orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

We are pursuing metastatic melanoma as our first target indication because of the promising initial results in this indication generated by Dr. Steven Rosenberg, M.D., Ph.D., Chief of the Surgery Branch of the National Cancer Institute (NCI) and the commercial opportunity inherent in the significant unmet need of this patient population. Melanoma is a common type of skin cancer, accounting for approximately 87,110 patients diagnosed and 9,730 deaths in 2017 in the United States according to the American Cancer Society’s Cancer Estimates for 2017. According to the NCI’s Surveillance, Epidemiology and End Results (SEER) program, about 2-5% of patients with melanoma have metastatic disease. Patients with metastatic melanoma following treatment under the current standards of care have a particularly dire prognosis with very few curative treatment options.

In addition to our ongoing trial in metastatic melanoma, we have initiated clinical trials of TIL therapy in recurrent, metastatic, or persistent cervical cancer and in recurrent and/or metastatic squamous cell carcinoma of the head and neck. In the future, we plan to initiate clinical studies in additional indications by the company as well as through collaborations.

Our current product candidate pipeline is summarized in the graphic below:

Recent Events Affecting our Financial Condition and Operations

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

On June 1, 2017, we reincorporated from a Nevada corporation to a Delaware corporation.

On June 27, 2017, we changed our name from “Lion Biotechnologies, Inc.” to “Iovance Biotherapeutics, Inc.”

On August 31, 2017, we were granted Fast Track designation by the U.S. Food and Drug Administration (FDA) for LN-144, TIL in advanced melanoma.

On September 7, 2017, we entered into a preclinical research collaboration with The Ohio State University Comprehensive Cancer Center – Arthur G. James Cancer Hospital and Richard J. Solove Research Institute (OSUCCC – James) focused on TIL, marrow-infiltrating lymphocyte (MIL) and peripheral blood-associated lymphocyte technologies. The collaboration will initially focus on hematologic malignancies in areas of poor prognostic cancers with high unmet medical need, which include acute myeloid leukemia (AML) and chronic lymphocytic leukemia (CLL).

In September 2017, we completed an underwritten public offering, in which we sold 8,846,154 shares of common stock at a public offering price of $6.50 per share. We received gross proceeds of approximately $57.5 million and net proceeds of approximately $54 million, net of underwriting discounts and offering expenses.

The Company has previously disclosed its clinical trials agreement to conduct clinical trials in glioblastoma and pancreatic cancer at Karolinska University Hospital. As a result of personnel changes at the Karolinska University Hospital, the Company expects that the start of those clinical trials will be delayed to dates that have not yet been determined.

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

Research and Development (in thousands)

	Three months ended September 30,		Increase (Decrease)		Nine months ended September 30,		Increase (Decrease)
	2017	2016	$	%	2017	2016	$	%
Research and development	$17,753	$8,481	9,272	109%	$54,029	$17,200	36,829	214%
Stock-based compensation expense included in research and development expense	1,053	640	413	65%	4,336	1,818	2,518	139%

Research and development expense for the three months ended September 30, 2017 increased by $9.3 million, or 109%, compared to the three months ended September 30, 2016 The increase was primarily attributable to a $6.7 million increase in drug manufacturing costs related to the addition of capacity, an increase of $1.7 million related to consultants and outside services contracted with to perform research and development activities on our behalf, $0.9 million increase in payroll and related expenses primarily due to an increase in headcount, and $0.4 million increase in stock-based compensation expense, offset by a $0.2 million decrease in costs related to our clinical trials.

Research and development expense for the nine months ended September 30, 2017 increased by $36.8 million, or 214%, compared to the nine months ended September 30, 2016. The increase was primarily attributable to a $18.3 million increase in drug manufacturing costs, an increase of $6.5 million related to consultants and outside services contracted with to perform research and development activities on our behalf, a $5.9 million increase in payroll and related expenses primarily due to an increase in headcount, a $3.9 million increase in costs related to our clinical trials, and a $2.5 million increase in stock-based compensation expense.

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

The duration, costs and timing of our clinical trials and development of our product candidates will depend on a number of factors that include, but are not limited to, the number of patients that enroll in the trial, per patient trial costs, number of sites included in the trial, discontinuation rates of patients, duration of patient follow-up, efficacy and safety profile of the product candidate, the cost to manufacture product and other drugs used in the clinical trial and the length of time required to enroll eligible patients. Additionally, the probability of success for our product candidate will depend on a number of factors, including competition, manufacturing capability and cost efficiency, and commercial viability.

General and Administrative (in thousands)

	Three months ended September 30,		Increase (Decrease)		Nine months ended September 30,		Increase (Decrease)
	2017	2016	$	%	2017	2016	$	%
General and administrative	$4,590	$10,498	(5,908)	-56%	$12,777	$20,517	(7,740)	-38%
Stock-based compensation expense included in general and administrative	1,566	8,005	(6,439)	-80%	4,872	13,963	(9,091)	-65%

General and administrative expense for the three months ended September 30, 2017 decreased by $5.9 million, or 56%, compared to the three months ended September 30, 2016, inclusive of stock-based compensation. The change was primarily attributable to a $6.4 million decrease in stock-based compensation expense, driven by expense incurred in connection with the separation of the previous CFO from the Company in August 2016, and a $0.2 million decrease in payroll, offset by a $0.7 million increase in consulting and legal related expenses.

General and administrative expense for the nine months ended September 30, 2017 decreased by $7.7 million, or 38%, compared to the nine months ended September 30, 2016, inclusive of stock-based compensation. The changed was primarily attributable to a $0.5 million decrease in payroll and a $9.1 million decrease in stock-based compensation expense, driven by expense incurred in connection with the separation of the previous CEO and CFO from the Company in June and August of 2016, , offset by a $1.8 million increase in consulting and legal related expenses.

General and administrative expenses include personnel costs for our employees engaged in general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

Interest Income (in thousands)

	Three months ended September 30,		Increase (Decrease)		Nine months ended September 30,		Increase (Decrease)
	2017	2016	$	%	2017	2016	$	%
Interest Income	$194	$221	(27)	-12%	$596	$511	85	17%

Interest income results from our interest-bearing cash and investment balances. Interest income for the three months ended September 30, 2017 decreased due to lower cash balances held compared to the same period in 2016. Interest income for the nine-months ended September 30, 2017 increased compared to the nine months ended September 30, 2016 due to funds received from a $100 million financing transaction that closed in early June 2016.

Net Loss

We had a net loss of $22.2 million and $66.2 million for the three and nine months ended September 30, 2017, respectively. The increase in our net losses in 2017 are due to the continued expansion of our research and development activities, increased clinical trials and manufacturing activities, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we further invest in our research and development activities, including our clinical development.

Liquidity and Capital Resources

Corporate Capitalization. As of September 30, 2017, we had outstanding 71,954,843 shares of our $0.000041666 par value common stock, 1,694 shares of our $0.001 par value Series A Convertible Preferred Stock, and 7,946,673 shares of our $0.001 par value Series B Convertible Preferred Stock. The outstanding shares of Series A Convertible Preferred Stock are currently convertible into 847,000 shares of our common stock, and the outstanding shares of Series B Convertible Preferred Stock are currently convertible into 7,946,673 shares of our common stock. The shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock do not have voting rights or accrue dividends.

Our major sources of funding have been proceeds from various public and private offerings of our equity securities (both common stock and preferred stock), from option and warrant exercises, and from interest income.

On December 23, 2016, we filed a shelf registration statement with the Securities and Exchange Commission, or SEC, for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $100 million, which we refer to as the 2016 Shelf Registration Statement. On January 11, 2017, the 2016 Shelf Registration Statement was declared effective by the SEC. We completed an offering of common stock in September 2017 utilizing the 2016 Shelf Registration Statement (see below). In the future, we may also periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. At the time, any of the securities covered by the 2016 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

In September 2017, we sold 8,846,154 shares of its common stock in an underwritten public offering at a public offering price of $6.50 per share. We received gross proceeds of approximately $57.5 million and net proceeds of approximately $53.8 million, after deducting underwriting discounts and offering expenses.

We are currently engaged in the development of therapeutics to fight cancer. We do not have any commercial products and have not yet generated any revenues from our biopharmaceutical business. We currently do not anticipate that we will generate any revenues during 2017 from the sale or licensing of any products. We have incurred a net loss of $66.2 million for the nine months ended September 30, 2017 and used $57.7 million of cash in our operating activities during the nine months ended September 30, 2017. As of September 30, 2017, we had $163.4 million of cash and cash equivalents and short-term investments, stockholders’ equity of $165.4 million and had working capital of $162.8 million.

We expect to further increase our research and development activities, which will increase the amount of cash we will use during the remainder of 2017 and beyond. Specifically, we expect increased spending on clinical trials, research and development activities, higher payroll expenses as we increase our professional and scientific staff and continued and expansion of manufacturing activities. However, based on the funds we have available; we believe that we have sufficient capital to fund our anticipated operating expenses for at least 12 months from the date of filing this quarterly report.

Off-Balance Sheet Arrangements

At September 30, 2017, we had no obligations that would require disclosure as off-balance sheet arrangements.

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

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government, corporations and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our marketable securities, we believe that we are not exposed to any material market risk. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three and nine months ended September 30, 2017, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Class Action Lawsuits .. On April 10, 2017, the SEC announced settlements with us and with other public companies and unrelated parties in the In the Matter of Certain Stock Promotion investigation. Our settlement with the SEC is consistent with our previous disclosures (including in our Form 10-K that we filed with the SEC on March 9, 2017). On April 14 2017, a purported shareholder filed a class action complaint in the United States District Court, Northern District of California for violations of the federal securities laws (Leonard DeSilvio v. Lion Biotechnologies, Inc., et al., case no: 3:17cv2086 ) against our company and three of our former officers and directors. On April 19, 2017, a second class action complaint (Amra Kuc vs. Lion Biotechnologies, Inc., et al., case no: 3:17cv2086) was filed in the same court. Both complaints allege, among other things, that the defendants violated the federal securities laws by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh, our former CEO, and our former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions SEC investigation. On July 20, 2017 the plaintiff in the Kuc case filed a notice to voluntarily dismiss that case. The Court entered an order dismissing the Kuc complaint on July 21, 2017. On July 26, 2017, the court appointed a movant as lead plaintiff. On September 8, 2017, the lead plaintiff filed an amended complaint that alleges, among other things, that the defendants violated the federal securities laws by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh and our former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions SEC investigation. On October 6, 2017, the court entered an order setting a schedule for the case, which includes a briefing schedule for motions to dismiss and a hearing date of December 22, 2017.

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

Litigation Involving Dr. Steven Fischkoff.  On June 13, 2017, in an action titled Steven Fischkoff v. Lion Biotechnologies, Inc. and Maria Fardis, Dr. Steven Fischkoff, our former Vice President and Chief Medical Officer, filed a lawsuit against the Company in the Supreme Court of the State of New York County of New York. Dr. Fischkoff was dismissed by the Company on March 28, 2017. Dr. Fischkoff was terminated “for cause” as that term is defined in his employment agreement. In his complaint, Dr. Fischkoff alleges breaches of his employment agreement and violation of New York Labor Law for failure to pay monies purportedly owed to him, and seeks to recover amounts including severance pay and retention bonus (totaling $300,000), a prorated incentive bonus, and amounts relating to unvested options to 150,000 shares of our common stock, together with prejudgment interest, costs, expenses and attorneys’ fees. On July 5, 2017, the Company filed a removal petition and removed the lawsuit to the United States District Court for the Southern District of New York, where the case has been assigned case no. 17-cv-05041. On July 14, 2017, the Company filed a partial answer and counterclaims against Dr. Fischkoff, denying his allegations, and alleging breach of contract and related claims, breach of fiduciary duty, and state and federal trade secret misappropriation and related claims, and sought a temporary restraining order and preliminary injunction against Dr. Fischkoff. On July 18, 2017, the court issued a temporary restraining order against Dr. Fischkoff requiring him to return Company materials, prohibiting him from disclosing or using Company materials, and granting expedited discovery, which is currently proceeding.

We intend to vigorously defend against Dr. Fischkoff’s lawsuit and pursue the Company’s counterclaims.  Based on the very early stage of the litigation, it is not possible to estimate the amount or range of (i) a possible loss that might result from an adverse judgment or settlement of this action, or (ii) the potential recovery that might result from a favorable judgment or a settlement of this action.

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

We will need to obtain additional financing to fund our operations and, if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our product candidates.

Our operations have consumed substantial amounts of cash since inception. From our inception to September 30, 2017, we have cumulative net cash flows used by operating activities of $130.2 million. We will need to obtain additional financing to fund our future operations, including completing the development and commercialization of our product candidates. We will need to obtain additional financing to conduct additional trials for the approval of our product candidates if requested by regulatory authorities, and to complete the development of any additional product candidates we might acquire. Moreover, our fixed expenses such as rent, minimum payments to our contract manufacturers, and other contractual commitments, including those for our research collaborations, are substantial and are expected to increase in the future.

Our future funding requirements will depend on many factors, including, but not limited to:

•	Progress, timing, scope and costs of our clinical trials, including the ability to timely initiate clinical sites, enroll subjects and manufacture TIL for treatment for patients in our ongoing, planned and potential future clinical trials;
•	Time and cost necessary to obtain regulatory approvals that may be required by regulatory authorities to execute clinical trials or commercialize our product;
•	Our ability to successfully commercialize our product candidates, if approved;
•	Our ability to have clinical and commercial product successfully manufactured consistent with FDA and EMA regulations;
•	Amount of sales and other revenues from product candidates that we may commercialize, if any, including the selling prices for such potential products and the availability of adequate third-party coverage and reimbursement for patients;
•	Sales and marketing costs associated with commercializing our products, if approved, including the cost and timing of building our marketing and sales capabilities;
•	Terms and timing of our current and any potential future collaborations, licensing or other arrangements that we have established or may establish;
•	Cash requirements of any future acquisitions or the development of other product candidates;
•	Costs of operating as a public company;
•	Time and cost necessary to respond to technological, regulatory, political and market developments;
•	Costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	Costs associated with any potential business or product acquisitions, strategic collaborations, licensing agreements or other arrangements that we may establish.

Until we can generate a sufficient amount of revenue, we may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances and marketing or distribution arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay or reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. In addition, if we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us.

Our management will have broad discretion in the use of the net proceeds from our capital raises, including our recently completed public offering, and may not use them effectively.

Our management will have discretion in the application of the net proceeds from our capital raises, including our recently completed public offering, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from those capital raises are being used appropriately. You may not agree with our decisions, and our use of the proceeds from our capital raises may not yield any return to stockholders. Because of the number and variability of factors that will determine our use of the net proceeds from our capital raises, including our recently completed public offering, their ultimate use may vary substantially from their currently intended use. Our failure to apply the net proceeds of our capital raises, including our recently completed public offering, effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. Stockholders will not have the opportunity to influence our decisions on how to use our net proceeds from capital raises, including our recently completed public offering. Pending their use, we may invest the net proceeds from our capital raises, including our recently completed public offering, in short-term, investment-grade, interest-bearing instruments and U.S. government securities. These temporary investments are not likely to yield a significant return.

The use of our net operating loss carryforwards and research tax credits may be limited.

Our net operating loss carryforwards and any future research and development tax credits may expire and not be used. As of December 31, 2016, we had U.S. net operating loss carryforwards of approximately $62.0 million. Our net operating loss carryforwards will begin expiring in 2027 if we have not used them prior to that time. Additionally, our ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Internal Revenue Code Sections 382 and 383, respectively, if we have a cumulative change in ownership of more than 50% within a three-year period. The May 2013 recapitalization and 2014 private placement, together with our recently completed public offering, private placements and other transactions that have occurred, may trigger, or may have already triggered, such an ownership change. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future. We have never completed an analysis as to whether such a change of ownership has occurred, but in such an event, we will be limited regarding the amount of net operating loss carryforwards and research tax credits that could be utilized annually in the future to offset taxable income or tax, respectively. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. In addition, certain states have suspended use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

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

Shortly after the SEC announced settlements with us, with other public companies, and with unrelated parties in the In the Matter of Certain Stock Promotion investigation, two securities class action complaints were filed in the U.S. District Court for the Northern District of California against our company, Manish Singh, and two of our other former officers. On July 20, 2017, the plaintiff in one of the cases filed a notice to voluntarily dismiss that case, and the Court entered an order dismissing the complaint on July 21, 2017. On July 26, 2017, the court appointed a movant as lead plaintiff. On September 8, 2017, the lead plaintiff, individually and on behalf of all others similarly situated, filed an amended class action complaint in the United States District Court, Northern District of California (Jay Rabkin v. Lion Biotechnologies, Inc., et al., case no. 3:17cv0286-SI) against us, two of our former officers, and the managing member of our former investor relations firm. The amended complaint alleges, among other things, that the defendants violated various provisions of the Securities Exchange Act of 1934 by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh, our former Chief Executive Officer and a former director, and our former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions SEC investigation. We intend to vigorously defend against the class action case. However, based on the very early stage of the aforementioned litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters. Furthermore, litigation is inherently uncertain, and there is no assurance as to the outcome of this, or other future cases. We could incur substantial unreimbursed legal fees, settlements, judgments and other expenses in connection with these or other legal and regulatory proceedings that may not qualify for coverage under, or may exceed the limits of, our applicable directors and officers liability insurance policies and could have a material adverse effect on our financial condition, liquidity and results of operations. The currently pending case also may distract the time and attention of our officers and directors or divert our other resources away from our ongoing commercial and development programs. An unfavorable outcome in this matter could damage our business and reputation or result in additional claims or proceedings against us.

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

Our certificate of incorporation provides that, subject to limited exceptions, the state and federal courts located in the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our amended bylaws, or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and employees. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

Nothing to report.

Item 3.	Defaults Upon Senior Securities.

Nothing to report.

Item 4.	Mine Safety Disclosures

Nothing to report.

Item 5.	Other Information.

Nothing to report.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
2.1	Plan of Conversion (incorporated herein by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2017.)
3.1	Articles of Conversion (incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2017).
3.2	Certificate of Conversion (incorporated herein by reference to Exhibit 3.2 of Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2017.)
3.3	Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.3 of Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2017.)
3.4	Certificate of Designations of Rights, Preferences and Privileges of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.4 of Registrant’s Registration Statement on Form S-3 filed with the Commission on July 31, 2017.)
3.5	Certificate of Designations of Rights, Preferences and Privileges of Series B Preferred Stock (incorporated herein by reference to Exhibit 3.5 of Registrant’s Registration Statement on Form S-3 filed with the Commission on July 31, 2017.)
3.6	Certificate of Amendment of Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2017.)
3.7	Bylaws of Registrant (incorporated herein by reference to the Exhibit 3.4 to Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2017).
3.8	Amendment to the Bylaws of Registrant (incorporated herein by reference to the Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2017).
10.1	Executive Employment Agreement, effective August 14, 2017, between Timothy E. Morris and Registrant.*+
10.2	Consulting Agreement, dated as of September 8, 2017, between Registrant and Iain Dukes, D. Phil. (incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the Commission on September 15, 2017.)+
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Iovance Biotherapeutics, Inc.

November 2, 2017	By:	/s/ Maria Fardis
Maria Fardis
Chief Executive Officer (Principal Executive Officer)

November 2, 2017	By:	/s/ Timothy E. Morris
Timothy E. Morris Chief Financial Officer (Principal Financial Officer)