Form 10-K
period 2017-12-31
IOVANCE BIOTHERAPEUTICS, INC.
filed 2018-03-12
CIK 1425205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from __________ to __________

Commission file number: 001-36860

IOVANCE BIOTHERAPEUTICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-3254381
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

999 Skyway Road, Suite 150, San Carlos, California	94070
(Address of Principal Executive Offices)	(Zip Code)

(650) 260-7120

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	On Which Registered
Common Stock, $ 0.000041666 Par Value per Share	The Nasdaq Global Market

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

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $363,066,000. Shares of common stock held by directors and executive officers and any ten percent or greater stockholders and their respective affiliates have been excluded from this calculation, because such stockholders may be deemed to be "affiliates" of the Registrant. This is not necessarily determinative of affiliate status of other purposes. As of February 28, 2018, there were 89,445,753 shares of the registrant’s common stock outstanding.

Documents Incorporated By Reference

Portions of registrant’s proxy statement relating to registrant’s 2018 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	the success, cost and timing of our clinical trials;
•	the success, cost and timing of our product development activities;
•	the ability of our third-party contract manufactures to continue to manufacture tumor infiltrating lymphocytes, or TIL, in accordance with our selected process;
•	the success of competing therapies that are or may become available;
•	our ability to attract and retain key scientific or management personnel;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
•	the ability and willingness of our third-party research institution collaborators to continue research and development activities relating to our product candidates;
•	the potential of our other research and development and strategic collaborations;
•	our expectations regarding our ability to obtain and maintain intellectual property protection for our manufacturing methods and product candidates;
•	our plans to research, develop and commercialize our product candidates;
•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•	regulatory developments in the United States and foreign countries;
•	fluctuations in the trading price of our common stock; and
•	our use of cash and other resources.

We caution you that the risks, uncertainties and other factors referenced above may not contain all the risks, uncertainties and other factors that are important to you. In addition, we cannot guarantee future results, level of activity, performance or achievements. Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date of this Annual Report on Form 10-K or as of the date on which it is made. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether because of new information, future events or otherwise, after the date of this Annual Report on Form 10-K.

Unless the context requires otherwise, in this report the terms “Iovance,” the “Company,” “we,” “us” and “our” refer to Iovance Biotherapeutics, Inc.

PART I

Item 1.	Business

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to eradicate cancer cells. Our lead product candidate, LN-144 for metastatic melanoma, is an autologous adoptive cell therapy utilizing tumor-infiltrating lymphocytes, or TIL, which are T cells derived from patients’ tumors. TIL therapy is a platform technology that has already been studied for the treatment of metastatic melanoma and metastatic cervical cancer by the National Cancer Institute, or NCI. We are investigating the effectiveness and safety of TIL therapy for the treatment of metastatic melanoma, squamous cell carcinoma of the head and neck, cervical carcinoma, and metastatic non-small cell lung cancer, as well as other oncology indications.

A patient’s immune system, particularly his or her TIL, plays an important role in identifying and killing cancer cells. TIL product consists of a polyclonal population of T cells that are designed to recognize a wide variety of cancer-specific mutations. TIL treatment is designed to target tumors through the polyclonal nature of the TIL product and can potentially overcome the hostile tumor microenvironment based upon (a) the non-myeloablative chemotherapy that is a component of TIL therapy and (b) the nature of the TIL cells themselves. TIL therapy involves four steps: (i) growing a patient’s TIL outside the patient’s body, or ex vivo, (ii) administering non-myeloablative chemotherapy, (iii) infusing the expanded TIL back into the patient, and (iv) subsequent infusions of up to six doses of interleukin-2, or IL-2. By expanding a patient’s TIL ex vivo, away from the immunosuppressive tumor microenvironment, the T cells can rapidly proliferate. As a result, billions of TIL cells, when infused back into the patient, are better able to potentially eradicate tumors.

Manufacturing of TIL historically has typically taken 5-6 weeks and has yielded a non-cryopreserved TIL product. We have developed a new manufacturing method that reduces the duration of manufacture of the TIL product to 22 days and allows for production of a cryopreserved TIL product. We refer to our new manufacturing method as Generation 2, or Gen 2, manufacturing. We own the intellectual property associated with Gen 2 manufacturing. In late 2017, we selected Gen 2 as the manufacturing method for TIL product to be used in all our ongoing and upcoming trials. The cryopreserved TIL product offers greater flexibility in scheduling the dosing of patients, reduces the period for patients to wait until they receive their TIL product infusion, and reduces the cost of manufacture.

We are pursuing metastatic melanoma as our first target indication because of the promising initial results in this indication generated by Dr. Steven Rosenberg, M.D., Ph.D., Chief of the Surgery Branch of the NCI, and the commercial opportunity inherent in the significant unmet need of this patient population. Melanoma is a common type of skin cancer, accounting for 87,110 patients diagnosed and 9,730 deaths in the United States in 2017, according to the NCI’s Surveillance, Epidemiology and End Results, or SEER program. Patients with metastatic melanoma following treatment under the current standards of care have a particularly dire prognosis with very few curative treatment options.

We have an on-going Phase 2 clinical trial, C-144-01, of our lead product candidate, LN-144, TIL for the treatment of metastatic melanoma. This multicenter study is enrolling patients with melanoma whose disease has progressed following treatment with at least one systemic therapy, including anti-PD-1 and if BRAF mutated, a BRAF inhibitor. The trial is currently active at fourteen U.S. sites. We anticipate initiating patient dosing in Europe during the first half of 2018. The purpose of the study is to evaluate the efficacy and safety of our autologous LN-144. As per Response Evaluation Criteria in Solid Tumors version 1.1, or RECIST 1.1 criteria, a reduction in tumor size of at least 30% qualifies as a Partial Response, or PR, while the Objective Response Rate, or ORR, is defined as the proportion of patients who have either a PR or a Complete Response, CR, to therapy. The trial’s primary objective is to characterize the efficacy of LN-144 based upon ORR. Secondary outcome measures for safety and efficacy of LN-144 include Duration of Response, or DOR, and CR rates. We will evaluate other secondary or exploratory endpoints. On December 13, 2017, we reported updated results from cohort 2 of the C-144-01 study, which used our Gen 2 manufacturing process. The data reported showed clinically meaningful outcomes with a 40% ORR, which included four PRs, observed in ten evaluable patients. The evaluable patients had a high tumor burden despite a median of 3.6 prior therapies, including both anti-CTLA 4 and anti-PD-1 treatments. The most common side effects of any grade were pyrexia, anemia and decreased neutrophil count. We have decided to use our Gen 2 manufacturing process for all ongoing Phase 2 trials and in all future TIL clinical development in trials sponsored by us, and as a result, cohort 1 of the C-144-01 melanoma study is closed to enrollment, and new patients are being enrolled in cohort 2.

We have received orphan drug designation for LN-144 in the United States to treat malignant melanoma stages IIB-IV. If approved, this designation provides seven years of market exclusivity in the United States, subject to certain limited exceptions. However, the orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review or approval process. On August 31, 2017, we were granted Fast Track designation by the U.S. Food and Drug Administration, or FDA, for LN-144, TIL in advanced melanoma.

In addition to our ongoing trial in metastatic melanoma, we have initiated clinical trials of LN-145, TIL therapy in cervical, head and neck cancers, and non-small cell lung cancer, or NSCLC. C-145-03 is a Phase 2, multicenter study that will enroll up to 47 patients and will assess the safety and efficacy of LN-145 for the treatment of patients with recurrent and/or metastatic squamous cell carcinoma of the head and neck. The primary endpoint of this study is efficacy of LN-145 based on ORR. The trial has met the threshold for the first stage of the Simon’s two-stage design pursuant to which a portion of the patients would be enrolled in the first stage, and, upon achievement of a pre-specified minimal response rate, enrollment of the second stage would proceed. The trial will therefore continue to enroll patients to the full sample size of 47 per protocol. In January 2018, we announced preliminary data from C-145-03 which demonstrated that three of the eight patients treated with LN-145 had a PR, and the ORR in the study to date is 38%. These patients had a median of four prior treatments for their cancer and had all received prior anti-PD-1 therapy. The most common side effects were pyrexia, chills, and hypotension. C-145-04 is a Phase 2, multicenter study, designed as a Simon’s two-stage design to enroll up to 47 patients, and will assess the safety and efficacy of LN-145 for the treatment of patients with recurrent, metastatic, or persistent cervical carcinoma. The study is open for enrollment of patients in the United States and we anticipate the start of enrollment of patients in Europe in the first half of 2018. In January 2018, we reported preliminary data from C-145-04 which showed that of the two patients that are currently evaluable, one treated with LN-145 had a confirmed PR and one patient had stable disease. We have amended the protocol so that newly-enrolled patients in both trials can be treated using TIL produced from our Gen 2 manufacturing process.

We are initiating our clinical development around NSCLC, with two studies. One of the studies is an investigator-sponsored Phase 2 study to be conducted at H. Lee Moffitt Cancer Center and Research Institute, or Moffitt, and the other will be sponsored by our company. Patient enrollment has begun in the investigator-sponsored study in collaboration with researchers at Moffitt, Stand Up To Cancer, and others. Patients who are treatment naïve to prior anti-PD-1/ PD-L1 with stage IV or recurrent NSCLC will be enrolled in a study combining TIL and nivolumab. The Iovance-sponsored Phase 2 study in NSCLC patients who are PD-1 and PD-L1 treatment naïve, will initiate in the first half of 2018, in collaboration with MedImmune, the global biologics research and development arm of AstraZeneca. The study with MedImmune will allow for enrollment with LN-145 alone or in combination with durvalumab. In the future, we plan to initiate additional indications alone or through collaborations.

We are also initiating clinical trials as part of our strategic alliance with The University of Texas M.D. Anderson Cancer Center, or M.D. Anderson, in multiple solid tumor cancers using two different TIL manufacturing processes, including our Gen 2 manufacturing process. These multi-arm clinical trials will evaluate the safety and efficacy of TIL therapy in ovarian cancer, various sarcomas, and pancreatic cancer, and are expected to begin enrollment in 2018.

Our current product candidate pipeline is summarized in the graphic below:

Our current collaboration pipeline is summarized in the graphic below:

For the studies listed in our collaboration pipeline table, the partner listed above is the sponsor of the clinical trial. Such partner may not use our Gen 2 manufacturing process, and/or the therapeutic dosing may differ from our clinical trials. As a result, such partner data may not be representative of our data.

2017 Developments

In 2017, we reported several significant events, including the following:

Clinical

•	We presented clinical data from the first cohort of our Phase 2 trial in metastatic melanoma, known as C-144-01, at the 2017 ASCO Annual Meeting in June.
•	We began patient dosing in the second cohort of C-144-01, our Phase 2 trial investigating LN-144 for the treatment of patients with metastatic melanoma and reported preliminary data at the SITC Annual Meeting in November.
•	We began patient dosing in C-145-03, our Phase 2 trial of LN-145 for the treatment of patients with recurrent and/or metastatic squamous cell carcinoma of the head and neck.
•	We began patient dosing in C-145-04, our Phase 2 trial of LN-145 for the treatment of patients with recurrent, metastatic or persistent cervical carcinoma.
•	We entered into a new Clinical Grant Agreement, or CGA, with Moffitt to provide funding for a clinical study of TIL therapy in lung cancer and began patient enrollment in a study in patients with advanced non-small cell lung cancer, or NSCLC, combining TIL and nivolumab in patients who have progressed on nivolumab.
•	We entered into a multi-year strategic alliance with M.D. Anderson.

Regulatory

•	We received Fast Track designation for LN-144 for the treatment of advanced melanoma.
•	We submitted Clinical Trial Applications, or CTAs, in multiple countries in Europe in support of our Phase 2 clinical trials and received approval to commence clinical trials in the Netherlands.

Research

•	We entered into a collaboration with the Ohio State University Comprehensive Cancer Center – Arthur G. James Cancer Hospital and Richard J. Solove Research Institute, or OSUCCC – James, or Ohio State University, to evaluate TILs, marrow infiltrating lymphocytes, or MILs, and peripheral-blood associated lymphocytes in acute myeloid leukemia, or AML, and chronic lymphocytic leukemia, or CLL.

Manufacturing

•	We entered in to a new three-year Manufacturing Services Agreement, or MSA, with PharmaCell B.V., or PharmaCell, now a subsidiary of Lonza Group Ltd., in the Netherlands.
•	We entered in to a new two-year MSA with Moffitt Cancer Center.
•	We commenced a partnership with TrakCel Ltd., or TrakCel, to build a scheduling and logistics software tool that automates the supply chain for our TIL therapy.

Corporate

•	We changed our corporate name from Lion Biotechnologies, Inc. to Iovance Biotherapeutics, Inc. and

reincorporated from a Nevada corporation to a Delaware corporation.

•	We appointed Timothy E. Morris as our Chief Financial Officer in August 2017.
•	We raised approximately $53.7 million in net proceeds, after deducting underwriting discounts and offering expenses, through a public offering that closed in September 2017.

Recent Developments

In January 2018, we closed an underwritten public offering of 15,000,000 shares of our common stock at a public offering price of $11.50 per share, before underwriting discounts. The shares sold at closing included 1,956,521 shares issued upon the exercise in full by the underwriter of its option to purchase additional shares at the public offering price less the underwriting discount. The gross proceeds from the offering, before deducting the underwriting discounts and commissions and other estimated offering expenses payable by us, are $172.5 million with estimated net proceeds to us of approximately $161.7 million.

On February 26, 2018, Jay Venkatesan, M.D., resigned from our board of directors, effective March 1, 2018. Separately, on March 1, 2018, our board of directors appointed Michael Weiser, M.D., Ph.D., as a director, effective March 15, 2018. Upon joining our board of directors, Dr. Weiser will become a member of its audit committee and nominating and governance committee, and will become the chair of its compensation committee.

Corporate Strategy

Our goal is to be a leader in the development and commercialization of TIL-based immunotherapies to treat solid tumors. We are developing a portfolio of TIL-based product candidates with the potential to meaningfully improve survival and quality of life for cancer patients. Key elements of our strategy include:

Expedite clinical development, regulatory approval, and commercialization of our lead product candidate LN-144 for the treatment of metastatic melanoma.

Based on results of TIL therapy from NCI-sponsored and our own clinical trials in metastatic melanoma, we are focused on expediting the development, regulatory approval and commercialization of our lead product candidate, LN-144, for the treatment of patients with metastatic melanoma. We filed an IND with the FDA in December 2014 to initiate a company-sponsored Phase 2 single-arm, multicenter clinical trial of LN-144 in patients with metastatic melanoma. We began enrollment of this study in the second half of 2015 and expanded it into three cohorts in 2017. Cohort 1 evaluated our first-generation TIL manufacturing process, cohort 2 is evaluating our second-generation, Gen 2, TIL manufacturing process and cohort 3 is evaluating retreatment of certain patients with a second dose of TIL. We announced initial data from the first two arms of this trial at the ASCO and SITC Annual Meetings in 2017 and presented updated data from ongoing cohort 2 in December 2017. In 16 and 10 evaluable patients, the ORRs were 29% and 40% from cohorts 1 and 2, respectively.

If results from this company-sponsored multi-center Phase 2 trial present clinically meaningful results for TIL therapy in patients with metastatic melanoma who have failed to respond to or progressed on at least one line of prior therapy, we plan to initiate discussions with the FDA in 2018 about a registration path for LN-144 and, when applicable, the filing of a Biologic License Application, or BLA, for approval of LN-144 as a treatment for patients with metastatic melanoma. We may also initiate discussions with the FDA concerning expedited development pathways, such as accelerated approval, which we believe may be warranted, given the limited options for patients with advanced melanoma. However, even if the FDA grants accelerated approval, confirmatory post-approval trials may still be required by the FDA.

Continue to improve our TIL manufacturing process and develop new TIL manufacturing technology to become the preferred provider of TIL therapy in the U.S. and the rest of the world.

We believe we are the only company in the United States to have a centralized TIL manufacturing process and location. In 2017, we announced that our internal research and process development efforts had resulted in a second generation TIL manufacturing process, known as Gen 2, which reduced TIL manufacturing time from 5-6 weeks to 22 days. Gen 2 also produces a cryopreserved product for ease of administration and handling. The Gen 2 manufacturing process is now being utilized in cohort 2 of our ongoing LN-144 trial and has been selected for all ongoing and future TIL clinical development. We also intend to include Gen 2 as the manufacturing process for registration for our discussions with the FDA and eventually the anticipated BLA filing.

Collaborate with governmental, academic and corporate partners to improve and develop TIL therapies for new indications, for use in combination with other therapies and to evaluate new manufacturing methods.

In addition to our own research and process development efforts, we seek to collaborate with government, academic research institutions, and corporate partners to improve TIL manufacturing and to develop TIL therapies for new indications. In 2017, we also announced collaborations with Moffitt, M.D. Anderson, and Ohio State University to evaluate several new solid tumor and hematologic indications for TIL therapy in clinical and preclinical studies as well as, in some cases, new TIL manufacturing approaches. In September 2016, we entered into a license agreement with PolyBioCept AB, a corporation organized under the laws of Sweden, or PolyBioCept, and a related clinical trial with Karolinska University Hospital to evaluate a new cytokine cocktail for TIL manufacturing and the treatment of patients with pancreatic cancer and glioblastoma. In August 2016, we expanded our Cooperative Research and Development Agreement, or CRADA, with the NCI for another 5-year term. This collaboration with the NCI is directed at identifying new indications for, and variations of, unmodified TIL therapy based on human proof-of-concept data. Our CRADA with the NCI addresses human papilloma virus, or HPV-associated cancers (cervical and head and neck), lung, bladder, and breast cancer.

Academic research institutions

We currently have three CGAs with Moffitt involving investigator-sponsored trials. In December 2017, we announced an agreement with Moffitt to evaluate TIL therapy in a clinical trial that combines TIL with nivolumab in NSCLC. Dosing in this clinical trial began in late 2017. The Phase 1 study (NCT03215810) is being conducted by Moffitt and is designed to enroll up to 18 patients with advanced NSCLC. In December 2016, we entered into a three-year Sponsored Research Agreement, or SRA, with Moffitt. The SRA covers research aimed at better understanding the characterization of T cell subsets that comprise TIL products and to enhance the therapeutic efficacy of TIL. Also in December 2016, we announced a new clinical grant agreement with Moffitt under which we provide support for an ongoing clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with metastatic melanoma.

In September 2017, we entered into a preclinical research collaboration with OSUCCC – James focused on TIL, MIL and peripheral blood-associated lymphocyte technologies. The collaboration will initially focus on hematologic malignancies in areas of poor prognostic cancers with high unmet medical need, which include AML and CLL.

In April 2017, we entered into a Strategic Alliance Agreement, or SAA, with M.D. Anderson to conduct clinical and preclinical research studies of TIL therapies in several new indications, including sarcomas, ovarian cancer, and pancreatic cancer. The collaboration with M.D. Anderson has multiple components including preclinical research to expand our understanding of TIL and two clinical trials. The trials will be conducted by M.D. Anderson and will include one study with TIL manufactured (LN-145) by Iovance and one study with TIL manufactured by M.D. Anderson. In the latter study, Bristol-Myers Squibb Co. will supply a 4-1BB (CD137) agonist antibody, urelumab, for use in the manufacturing of TIL by M.D. Anderson pursuant to an agreement with us and M.D. Anderson. Both studies will enroll patients with various sarcomas or platinum-resistant ovarian cancer. We plan to initiate dosing in these studies in 2018. Iovance has rights to certain intellectual property related to the M.D. Anderson manufacturing method expected to be utilized in the study.

Corporate partners

In December 2017, we announced a new clinical trial under our collaboration with MedImmune. The Phase 2 multicenter study will be sponsored by us and will enroll up to 24 PD-1/PD-L1 naïve patients and be composed of two cohorts to assess the efficacy and safety of LN-145 alone and in combination with anti-PD-L1 inhibitor, (durvalumab) (MED14736), in patients with locally advanced or metastatic NSCLC. This clinical trial is expected to begin enrolling patients in 2018 and will evaluate TIL therapy in combination with durvalumab. We entered into our collaboration with MedImmune in December 2015 to conduct clinical and preclinical research in immuno-oncology. Under the terms of the agreement, we will fund and conduct at least one clinical trial combining durvalumab with TIL, for the treatment of patients. MedImmune will supply durvalumab for the clinical trials. The purpose of the study is to assess the efficacy and safety of TIL alone in this patient population as well as TIL in combination with durvalumab.

In 2016, we entered into an exclusive license agreement with PolyBioCept to license certain rights to patent applications related to a cytokine cocktail for expansion of TIL. In connection with this license, we entered into a clinical trial agreement with Karolinska University Hospital in Sweden to conduct two clinical trials in patients with pancreatic cancer and glioblastoma with TIL manufactured using the cytokine cocktail. Due to personnel changes at the Karolinska University Hospital, we expect the start of these clinical trials will be delayed to dates that have not yet been determined. In connection with this license, we also agreed to enter into a sponsored research agreement with the Karolinska Institute within 90 days after the date of the PolyBioCept Agreement, which date has been extended by amendments to the license. Failure to amend the license will give PolyBioCept the right to terminate the license (and we will have the right to repayment of $2.2 million).

Establish initial manufacturing capacity for TIL products with contract manufacturing organizations.

We continue to invest in improving the process and efficiency of manufacturing our product candidates and to build a centralized manufacturing capability in the United States and Europe for TIL manufacturing. Currently we use several contract manufacturing organizations, or CMOs, to supply our TIL-based products for our clinical trials. CMOs limit the amount of upfront capital investment; however, we may establish our own manufacturing facilities in the future for better margins and rapid implementation of innovative changes. We intend to carefully manage our cost structure, and reduce the long-term cost of manufacturing our products, although there can be no assurance that we will be able to reduce our manufacturing costs to commercially attractive levels.

In 2017, we entered into a three-year MSA and related statements of work with PharmaCell B.V., or PharmaCell, a contract manufacturing services company based in the Netherlands, to manufacture our autologous cell therapy products for use in European clinical trials. PharmaCell was subsequently acquired by Lonza Group Ltd., or Lonza. Lonza will manufacture TIL products in its clinical and commercial facility in Geleen, the Netherlands.

Also in 2017, we entered into a two-year MSA and related statements of work with Moffitt, to manufacture our autologous cell therapy products. Currently, we do not anticipate extending the term of this agreement.

In 2016, we entered into a three-year MSA and related statements of work with WuXi AppTec, Inc., or WuXi, in order to increase our TIL manufacturing capacity in facilities with both clinical and commercial capability. We have extended the term of the related statements of work until May 2020.

Iovance-Sponsored Trials

We currently have three ongoing Phase 2 clinical studies and intend to initiate an additional Phase 2 study in the first half of 2018. The three ongoing studies include LN-144 for metastatic melanoma, LN-145 for recurrent, metastatic or persistent cervical carcinoma and LN-145 for recurrent and/or metastatic squamous cell carcinoma of the head and neck. We plan to initiate a study with LN-145 in NSCLC in 2018. Each of the clinical trials includes autologous TIL infusion followed by IL-2 after a non-myeloablative chemotherapy preparative regimen for the treatment of patients with metastatic melanoma. Additional information about the clinical studies is as follows:

LN-144 - Metastatic Melanoma

We are developing LN-144 to treat metastatic melanoma. Melanoma is a common type of skin cancer, accounting for approximately 87,110 patients diagnosed and 9,730 deaths each year in the United States according to the American Cancer Society, Cancer Facts and Figures estimates for 2017. Our ongoing Phase 2 trial, C-144-01, (NCT02360579), is a prospective, 3-cohort interventional study evaluating LN-144 in metastatic melanoma patients who have progressed after prior anti-PD-1 therapy and if BRAF mutant, after BRAF inhibitor. Patients enrolled in this trial to date have typically failed several prior treatment regimens.

Patients with metastatic melanoma who have failed at least one treatment under the current standards of care have an unfavorable prognosis with very few curative treatment options. The National Comprehensive Cancer Network, or NCCN, has updated its recommendations for the treatment of patients with unresectable or metastatic melanoma. Initial therapy can include checkpoint inhibitors either alone or in combination (ipilimumab, nivolumab, pembrolizumab), targeted therapies for patients with BRAF mutations (dabrafenib/trametinib, vemurafenib/cobimetinib combinations or single agents) or participating in a clinical trial. For patients not responding or progressing and who have an adequate clinical status, agents selected from the previous list but of a different therapeutic class can be used as well as high dose IL-2. NCCN experts also recommend participating in a clinical trial at any stage of disease. Patients who do not respond to the current second-line therapies have very few treatment options and typically have a very poor prognosis, with limited median survival measured in months.

LN-145 - Head and Neck Cancer

We are developing LN-145 to treat head and neck cancers. In June 2017, we enrolled our first patient in our ongoing Phase 2 trial, C-145-03, (NCT03083873) for the treatment of patients with recurrent and/or metastatic squamous cell carcinoma of the head and neck, who have failed one prior therapy. The trial has met the initial efficacy threshold for the first stage of the Simon’s two stage design, which is an initial evaluation of patient response. The trial will therefore continue to enroll patients to the full sample size of 47 per protocol. We have amended the protocol so that newly enrolled patients can be treated using LN-145 produced from the Gen 2 manufacturing process. In January 2018, we announced preliminary data from this study which demonstrated that three of the eight patients treated with LN-145 had a reduction in tumor size of at least 30% and qualified as a PR, and the ORR in the study to date is 38%. These patients had a median of 4 prior treatments for their cancer and had all received prior anti-PD-1 therapy. The most common side effects were pyrexia, chills, and hypotension.

According to estimates from the SEER program, approximately 63,030 people were diagnosed with head- and neck-related cancers, and approximately 13,360 head- and neck-related cancer deaths occurred in the United States in 2017.

LN-145 - Cervical Cancer

We are developing LN-145 to treat cervical cancer. In August 2017, we enrolled our first patient in our ongoing Phase 2 trial, C-145-04 (NCT03108495) for the treatment of patients with recurrent, metastatic or persistent cervical carcinoma who have failed one prior therapy. The study is enrolling patients in the United States and is expected to start enrollment of patients in Europe in the first half of 2018. We have amended the protocol so that newly enrolled patients can be treated with LN-145 produced from the Gen 2 manufacturing process. In January 2018, we reported preliminary data from C-145-04 which showed that of the two patients that are currently evaluable, one treated with LN-145 had a confirmed PR and one patient had stable disease.

According to estimates from the SEER program, approximately 12,820 women were diagnosed with cervical cancer, and approximately 4,210 cervical cancer-related deaths occurred in the United States in 2017.

LN-145 - Non-Small Cell Lung Cancer

We are developing LN-145 for NSCLC. Under our collaboration with MedImmune, we plan to initiate a two-cohort Phase 2 trial, IOV-LUN-201, alone or in combination with durvalumab for the treatment of patients with locally advanced metastatic NSCLC. Patients in this study will be naïve to PD-1 or PD-L1 therapy. The study is expected to begin enrollment in 2018. Patients will be treated with LN-145 produced from the Gen 2 manufacturing process.

According to estimates from the SEER program, approximately 222,500 people were diagnosed with lung and bronchus cancers, and approximately 155,870 deaths occurred related to these cancers in the United States in 2017.

Other Trials

TIL in Other Solid Tumor Indications

We are collaborating with M.D. Anderson on clinical trials to evaluate TIL therapy in sarcomas, ovarian cancer and pancreatic cancer. These trials are expected to begin enrolling patients in the first half of 2018. Patients in these studies will be treated with LN-145 or TIL manufactured by M.D. Anderson.

We are also collaborating with Karolinska University Hospital to conduct clinical trials of TIL manufactured using a novel cytokine cocktail for TIL expansion in pancreatic cancer and glioblastoma. Due to personnel changes at the Karolinska University Hospital, we expect the start of these clinical trials will be delayed to dates that have not yet been determined.

TIL in Combination with Other Immunotherapy Drugs

Checkpoint inhibitors are a new class of immunotherapy drugs which seek to overcome one of cancer’s main defenses against an immune system attack. PD-1 is a checkpoint protein found on immune cells called T cells. It normally acts as a type of “off switch” that helps prevent T cells from attacking other cells in the body. It does this by attaching to PD-L1, a protein found on both normal and cancerous cells, which may then shut down an attack by a T cell. Some cancer cells have large amounts of PD-L1 expressed on their surfaces, which helps them evade T cell attack.

We are collaborating with Moffitt on a clinical trial (NCT03215810) that is currently enrolling patients to evaluate TIL therapy in combination with the checkpoint inhibitor nivolumab in NSCLC. An additional clinical trial (NCT03374839) is being conducted by Moffitt to evaluate TIL therapy in combination with nivolumab in metastatic melanoma. We have also previously collaborated with Moffitt on a clinical trial (NCT01701674) to evaluate TIL therapy in combination with the checkpoint inhibitor ipilimumab. This trial has been completed and we await publication of the results.

Under our CRADA, we are collaborating with the NCI (NCT02621021) to evaluate TIL therapy in combination with the checkpoint inhibitor pembrolizumab in a 170-patient clinical trial in patients with advanced melanoma. This study is currently enrolling.

Immune system

The immune system recognizes danger signals and responds to threats at a cellular level. The most significant components of the cellular aspect of the adaptive immune response are T cells, or T lymphocytes, so called because they mature in the thymus and are distinguished from B cells which mature in the bone marrow. T cells can be distinguished from other white blood cells by T cell receptors present on their cell surface. These receptors contribute to tumor surveillance by helping T cells recognize infected cells as well as cancerous cells. T cells are involved in both sensing and killing infected or cancerous cells, as well as coordinating the activation of other cells in an immune response.

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

Cancer immunotherapy

Despite the progress that has been made over the past several decades, effective treatment of cancer, especially solid tumors, continues to be challenging. Some reasons solid tumors are so difficult to treat are: (i) in many solid tumors, multiple genes (as many as hundreds or thousands of genes) are mutated, and solid tumors are heterogeneous, (ii) it is not always clear which particular mutations are critical, and (iii) tumors can adapt and find a way to evade treatments that target a single mutation. In addition, the tumor can suppress the patient’s natural immune response. When T cells with cancer-specific receptors are absent, present in low numbers, of poor quality, or rendered inactive by suppressive mechanisms employed by tumor tissue, the cancer can grow and spread to various organs. In addition, standard of care treatments for cancer can be deleterious to T cells' ability to kill cancer.

We believe that adoptive cell therapy, with the use of human cells as therapeutic entities to reengage the immune system, may be the next significant advancement in the treatment of cancer. These cellular therapies may avoid the long-term side effects associated with current treatments and have the potential to be effective regardless of the type of previous treatments patients have experienced. We believe TIL therapy, in particular, has the potential to treat solid tumors by increasing the effectiveness and number of a patient's cancer-specific T cells. TIL therapy is polyclonal, and we believe that it is capable of targeting multiple tumor antigens on cancer cells. Furthermore, the non-myeloablative lymphodepleting chemotherapy administered prior to TIL infusion is capable of suppressing the hostile tumor microenvironment, which we believe will enhance the efficacy of TIL therapy.

Tumor-infiltrating lymphocytes

Adoptive cell therapy with TIL involves the following steps:

1.	Excision: After a surgical resection of a lesion, a patient’s TIL are removed from suppressive tumor microenvironment
2.	Extraction: Tumor is fragmented and placed in media for TIL to leave the tumor
3.	Expansion: TIL expanded exponentially ex vivo to yield 10[9] – 10[11] TIL
4.	Preparation and Infusion: Patient receives non-myeloablative lymphodepletion to eliminate potentially suppressive tumor microenvironment and maximize engraftment and potential potency of TIL therapy; patient is infused with their expanded TIL and up to 6 doses of IL-2 to promote activation, proliferation and anti-tumor cytolytic activity of TIL.

Currently, our Gen 2 manufacturing process takes 22 days from receipt of the patient's tumor. The final TIL product is shipped to the institution for infusion of the TIL back into the patient. We currently treat patients with a single infusion of TIL, although our protocols allow for evaluation of more than one administration of TIL. After infusion, TIL can potentially infiltrate the tumor microenvironment to eliminate large numbers of cancer cells. TIL can also further proliferate in the body. TIL therapy can potentially overcome several mechanisms of tumor escape to which endogenous T cells may be susceptible due to the hostile tumor microenvironment.

Historical clinical results with TIL in metastatic melanoma

To date, hundreds of metastatic melanoma patients have already been treated with TIL therapy produced locally using different manufacturing methods at different academic institutions and hospitals in the United States, Europe, Canada, and Israel. At NCI, clinical responses have been relatively consistent in several trials: over 50% of the melanoma patients treated with TIL have an objective response (i.e. tumor regression of 50% or more, as defined by RECIST criteria) and approximately 22-24% of patients have a complete response with no evidence of disease remaining after only one administration. Many patients respond to TIL therapy despite experiencing tumor progression after previously being treated with other therapies.

In September 2015, Dr. Rosenberg, a recognized pioneer in immuno-oncology and adoptive cell therapy using TIL, presented updated findings from a Phase 2 clinical trial of TIL therapy in metastatic melanoma at the American Association for Cancer Research Inaugural International Cancer Immunotherapy Conference. Data was presented from a 101 patient, Phase 2 clinical trial conducted at the NCI. In the trial, patients with advanced metastatic melanoma were equally divided in two groups. Both groups were treated according to a standard TIL protocol using nonmyeloablative, or NMA, chemotherapy, with the second group also receiving total body irradiation. 54% of the patients treated with TIL therapy achieved an objective response. An objective response occurs when there is a complete remission or a partial remission of the tumor. Out of the 101 patients, 24, or 24%, had experienced a complete remission and 23 of the 24, or 96%, showed ongoing durability of this response at 30 to 47 months following treatment, at the time of publication. Median follow-up time was approximately 40.9 months. Overall survival, or OS, was approximately 80% at 12 months, and median OS had not yet been achieved. Median progression-free survival was approximately 8-10 months. This observation was also presented by Dr. Stephanie Goff at the 2016 ASCO meeting and published in the Journal of Clinical Oncology in June 2016.

Overall Survival of patients in TIL ± TBI study

Source: Goff, S.L. et al. Randomized, Prospective Evaluation Comparing Intensity of Lymphodepletion Before Adoptive Transfer of Tumor-Infiltrating Lymphocytes for Patients With Metastatic Melanoma. Journal of Clinical Oncology, 34(20), 2389-2397.

Clinical results with TIL in other solid tumor indications

Under our CRADA with the NCI, we are providing research and development and clinical funding for the development of unmodified TIL therapy for a variety of solid tumor indications, including HPV-associated cancers (cervical, head and neck), bladder, breast, and lung cancers. The NCI has completed a clinical trial involving TIL therapy to treat advanced HPV-positive cervical cancer. Data from this trial was published in the Journal of Clinical Oncology in April 2015 and in Science in April 2017. Out of nine cervical cancer patients treated with HPV-TIL, two experienced complete remissions reported as ongoing at 54 and 46 months. Another patient experienced a three-month partial remission. Additionally, the NCI has ongoing trials to treat patients using TIL with colorectal cancer, gastric cancer, pancreatic cancer, hepatocellular carcinoma and cholangiocarcinoma and lung cancer. Depending on results from the research and development and clinical trials conducted at the NCI under our CRADA, we may pursue the development and regulatory approval of TIL therapy for additional indications.

Safety

We continue to enroll patients in our ongoing TIL programs and we closely monitor our studies to learn about all safety events occurring. Some of such events may be associated with TIL therapy. To date, however, the largest set of data for TIL therapy was generated by the NCI as part of their multiple clinical studies. Per publications from the NCI, toxicities or adverse events during TIL therapy have been mostly associated with either the lymphodepletion regimen or the high-dose IL-2 therapy given after TIL infusion as described by Goff et al. in the Journal of Clinical Oncology in June 2016. The standard approach to the administration of high-dose IL-2 is to continue dosing until patients can no longer tolerate treatment. Our trials, however, have limited administration of IL-2 to up to 6 doses. Treatment-related toxicities reported by Goff et al. included febrile neutropenia, bacteremia, atrial fibrillation, sepsis, and cardiac arrhythmia in the NMA arm.

In our ongoing C-144-01 trial with LN-144 in metastatic melanoma, pyrexia, anaemia, neutrophil and platelet count decrease, febrile neutropenia, and fatigue were, thus far, observed as the most common treatment emergent adverse events of any grade in cohort 2, and febrile neutropenia and neutrophil and platelet count decrease were, thus far, observed as the most common treatment emergent serious adverse events of any grade in cohort 1. Pyrexia, chills, hyponatremia, and hypotension were the most common treatment emergent adverse events by preferred term in our ongoing C-145-03 trial in recurrent and/or metastatic squamous cell carcinoma of the head and neck. As additional patients are enrolled in the program, the safety profile of TIL therapy may change.

Next Generation TIL Product Strategies

We hold an exclusive license from the NCI to a patent family directed to select TIL for various cell surface markers in order to treat patients with metastatic melanoma. The license to this next-generation TIL technology was developed to achieve a potentially more potent and efficient TIL production by selecting for TIL that express various activating receptors, including 4-1BB and PD-1. TIL that express these proteins are associated with higher tumor reactivity, so potentially fewer of the enriched cells are needed to be therapeutically effective. Selected TIL technology has the potential to reduce the time and cost of manufacturing. We have not yet progressed this technology into clinical trials.

In addition to selected TIL, we are evaluating strategies to genetically engineer TIL, and to pre-condition tumors from which we expand TIL so that more TIL are present at the time of tumor excision.

Process Development, Manufacturing, and Manufacturing Agreements

Our first generation TIL manufacturing process was based on the NCI’s original manufacturing and processing of TIL, which we modified so that it could be reproduced in a Good Manufacturing Process, or cGMP, environment. This first-generation process expanded the number of TIL over a 5-6-week period and produced a non-cryopreserved product for administration to the patient. Our Gen 2 TIL manufacturing process was developed by our internal research and process development team. This process, is currently in use in cohort 2 of the C-144-01 trial with LN-144 in metastatic melanoma. We presented early data from cohort 2 late in 2017 and have selected Gen 2 for product registration and all ongoing and future TIL clinical development.

The Gen 2 manufacturing process begins with the collection of the patient’s tumor, which is then sent to a central manufacturing facility, where the T cells are isolated. These cells are stimulated to proliferate, then propagated in cell culture flasks until sufficient cells are available for infusion back into the patient. The TIL is then washed and put in media suitable for cryopreservation and infusion. The final product is shipped back to the clinical center where they can be administered to the patient. The following diagram illustrates our Gen 2 TIL manufacturing process.

We have entered into MSAs with WuXi, Moffitt and PharmaCell, pursuant to which they have agreed to manufacture, package, ship and handle quality assurance and quality control of certain clinical trials for our TIL products working closely with our employees. We have two suites for clinical manufacturing at WuXi, and one of those suites is also available to manufacture TIL for commercial use. Cell processing activities will be conducted at all companies under cGMP, using qualified equipment and materials. We believe that all materials and components utilized in the production of the final TIL product are readily available from qualified suppliers. We have also commenced a partnership with TrakCel to build a scheduling and logistics software tool that automates the supply chain for our TIL therapy. We expect to rely on these CMOs, to meet anticipated clinical trial demands. In the future, we may rely on them or other third parties, or develop our own manufacturing capabilities for the manufacturing and processing of TIL-based product candidates for our clinical trials. To meet projected needs for commercial sale quantities, we may develop our own commercial manufacturing facility to supply and process products. Developing our own manufacturing capabilities may be costlier than we anticipate or result in significant delays. If we are unable to develop our own manufacturing capabilities, we will rely on CMOs, including both current and alternate suppliers, to ensure sufficient capacity is available for commercial purposes.

Personalized Patient Product Management

In September 2017, we entered into a partnership with TrakCel to build a scheduling and logistics software tool that automates the supply chain for our TIL therapy products. The TrakCel software will electronically link us with our clinical sites, CMOs and couriers to schedule and track TIL therapies for each patient. The TrakCel software is also intended to help manage capacity utilization and throughput and will provide efficiencies in the delivery of TIL treatment.

The TrakCel software is also designed to ensure chain of identity for each patient’s product. Because our product candidates are specifically manufactured for each individual patient, we will be required to maintain a chain of identity with respect to the patient’s tumor as it moves from the patient to the manufacturing facility, through the manufacturing process, and back to the patient.

Orphan Drug Designation

During 2015, we received an orphan drug designation for LN-144 in the United States to treat malignant melanoma stages IIB-IV. If approved, this designation provides seven years of market exclusivity in the United States, subject to certain limited exceptions. However, the orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

Fast Track Designation

In August 2017, we announced that the FDA had granted Fast Track designation for LN-144, for the treatment of advanced melanoma. The FDA’s Fast Track process is designed to facilitate the development and expedite the review of drugs that treat serious conditions and fill an unmet medical need. Fast Track designation allows more frequent meetings and communications with the FDA to discuss the drug’s development plans and review process. The Fast Track designation also allows for a rolling review of a company’s BLA.

Commercialization Plan

We currently have no sales, marketing or commercial product distribution capabilities. As we make progress towards registration of LN-144, we plan to build our own sales and commercialization capabilities in support of commercialization of TIL.

We have not yet decided on a commercial strategy for our TIL products. Our commercial strategy for markets outside the U.S. may include the use of strategic partners, distributors, a contract sales force or the establishment of our own commercial infrastructure. We plan to further evaluate these alternatives as we approach approval for one of our product candidates.

As additional product candidates advance through our pipeline, our commercial plans may change. Clinical data, size of the development programs, size of the target market, size of a commercial infrastructure, intellectual property protection and manufacturing needs may all influence our U.S., Europe and rest-of-world strategies.

Intellectual Property

Intellectual property is of importance in our field and in biotechnology generally. We seek to protect and enhance proprietary technology, inventions, and improvements that are commercially important to the development of our business by seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. We also plan to rely on regulatory protection afforded through orphan drug designations, available regulatory exclusivities and patent term extensions where available. To achieve this objective, a strategic focus for us has been to identify and license key patents that provide protection and serve as an optimal platform to enhance our intellectual property and technology base.

We have also engaged in the development of our own patent portfolio based on internal research and development activities in 2016. As a result, we now own a number of pending patent applications in the fields of TIL therapy, TIL manufacturing processes, and TIL expansion methods, and we expect to further develop our patent portfolio as a strategic focus in 2018.

Research, Development and License Agreements

Currently, preclinical research and development is conducted with the NCI under the CRADA, with Moffitt under our SRA, and at our own internal research and development laboratory in Tampa, Florida. We also have preclinical collaborations with M.D. Anderson and Ohio State University. We sponsor our own clinical trials and also have clinical collaborations with the NCI under our CRADA, and with Moffitt, M.D. Anderson, and Karolinska University Hospital under clinical trial agreements.

In addition, we own the exclusive, co-exclusive, and non-exclusive licenses to certain patent and other intellectual property rights with the National Institutes of Health, or NIH, Moffitt, M.D. Anderson Cancer Center and PolyBioCept described below in this Annual Report on Form 10-K.

National Institutes of Health and the National Cancer Institute

Cooperative Research and Development Agreement

In August 2011, we signed a five-year CRADA with the NCI to work with Dr. Steven Rosenberg on developing adoptive cell immunotherapies that are designed to destroy metastatic melanoma cells using a patient’s tumor infiltrating lymphocytes.

In January 2015, we executed an amendment to the CRADA to include four new indications. As amended, in addition to metastatic melanoma, the CRADA included the development of TIL therapy for the treatment of patients with bladder, lung, triple-negative breast, and HPV-associated cancers.

In August 2016, we entered into a second amendment to the CRADA. The principal changes effected by the second amendment included (i) extending the term of the CRADA by another five years to August 2021, and (ii) modifying the focus on the development of unmodified TIL as a stand-alone therapy or in combination with FDA-licensed products and commercially available reagents routinely used for adoptive cell therapy. The parties will continue the development of improved methods for the generation and selection of unmodified TIL with anti-tumor reactivity in metastatic melanoma, bladder, lung, breast, and HPV-associated cancers.

Pursuant to the terms of the CRADA, as amended, we are currently required to make quarterly payments of $0.5 million to the NCI for support of research activities. To the extent we license patent rights relating to TIL-based product candidates under this agreement, we will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. The extended CRADA has a five-year term expiring in August 2021. Either party may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. We recorded costs associated with the CRADA of $2.0 million, $1.8 million and $2.0 million in the years ended December 31, 2017, 2016 and 2015, respectively. These costs were recorded as research and development expenses.

Patent License Agreement Related to the Development and Manufacture of TIL

Effective October 5, 2011, we entered into a Patent License Agreement with the NIH which was subsequently amended on February 9, 2015 and October 2, 2015. Pursuant to the Patent License Agreement as amended, or the Patent License Agreement, the NIH granted us licenses, including exclusive, co-exclusive, and non-exclusive licenses, to certain technologies relating to unmodified autologous TIL adoptive cell therapy products for the treatment of metastatic melanoma, lung, breast, bladder and HPV-positive cancers. In consideration for the exclusive rights granted under the Patent License Agreement, we agreed to pay the NIH a non-refundable upfront licensing fee in the amount of $0.4 million. We also agreed to pay customary royalties based on a percentage of net sales of a licensed product (which percentage is in the mid-single digits), a percentage of revenues from sublicensing arrangements, and lump sum benchmark payments upon the successful completion of clinical studies involving licensed technologies, the receipt of the first FDA approval or foreign equivalent for a licensed product or process resulting from the licensed technologies, the first commercial sale of a licensed product or process in the United States, and the first commercial sale of a licensed product or process in any foreign country. We will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the Patent License Agreement.

Exclusive Patent License Agreement Related to TIL Selection

On February 10, 2015, we entered into an Exclusive Patent License Agreement with the NIH under which we received an exclusive license to the NIH’s rights to patent-pending technologies related to methods for improving adoptive cell therapy through potentially more potent and efficient production of TIL from melanoma tumors by selecting for T-cell populations that express various inhibitory receptors. Unless terminated sooner, the license shall remain in effect until the last licensed patent right expires.

In consideration for the exclusive rights granted under the Exclusive Patent License Agreement, we agreed to pay the NIH a non-refundable upfront licensing fee in the amount of $0.8 million. We also agreed to pay customary royalties based on a percentage of net sales of a licensed product (which percentage is in the mid-single digits), a percentage of revenues from sublicensing arrangements, and lump sum benchmark payments upon the successful completion of clinical studies involving licensed technologies, the receipt of the first FDA approval or foreign equivalent for a licensed product or process resulting from the licensed technologies, the first commercial sale of a licensed product or process in the United States, and the first commercial sale of a licensed product or process in any foreign country. We will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the Exclusive Patent License Agreement.

The costs associated with the NIH patent licenses in the year ended December 31, 2017 were immaterial, while there were $0.4 million in costs associated with these licenses in each of the years ended December 31, 2016 and 2015.

H. Lee Moffitt Cancer Center

Research Collaboration and Clinical Grant Agreements with Moffitt Cancer Center

In September 2014, we entered into a research collaboration agreement with Moffitt to jointly engage in translational research and development of adoptive cell therapy with TIL for improved anti-tumor properties and manufacturing process.

In December 2016, we entered into an SRA with Moffitt, or the Moffitt SRA. At the same time, we entered into a CGA with Moffitt to support an ongoing clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with metastatic melanoma. In June 2017, we entered into a second CGA with Moffitt to support a new clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with non-small cell lung cancer. In the years ended December 31, 2017, 2016 and 2015, we recorded research and development costs of $1.2 million, $0.7 million, and $0.7 million, respectively, in connection with the research collaboration and clinical grant agreements with Moffitt.

Exclusive License Agreement with Moffitt

We entered into a license agreement with Moffitt, or the Moffitt License, effective as of June 28, 2014, under which we received a world-wide license to Moffitt’s rights to patent-pending technologies related to methods for improving TIL for adoptive cell therapy. Unless earlier terminated, the term of the license extends until the earlier of the expiration of the last issued patent related to the licensed technology or 20 years after the effective date of the license agreement.

Pursuant to the Moffitt License, we paid an upfront licensing fee in the amount of $0.1 million. A patent issuance fee will also be payable under the Moffitt License, upon the issuance of the first U.S. patent covering the subject technology. In addition, we agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales (which percentage is in the low single digits) and sublicensing payments, as applicable, and annual minimum royalties beginning with the first sale of products based on the licensed technologies, which minimum royalties will be credited against the percentage royalty payments otherwise payable in that year. We will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the Moffitt License related to the treatment of any cancers in the United States, Europe and Japan and in other countries we may designate in agreement with Moffitt.

PolyBioCept and Karolinska University Hospital

PolyBioCept Exclusive and Co-Exclusive License Agreement

In September 2016, we entered into an Exclusive and Co-Exclusive License Agreement, or the PolyBioCept Agreement, with PolyBioCept. PolyBioCept has filed two patent applications with claims related to a cytokine cocktail for use in expansion of lymphocytes, one of which has been abandoned. Under the PolyBioCept Agreement, we received the exclusive right and license to PolyBioCept’s intellectual property to develop, manufacture, market and genetically engineer TIL produced by expansion, selection and enrichment using a proprietary cytokine cocktail. We also received a co-exclusive license (with PolyBioCept) to develop, manufacture and market genetically engineered TIL under the same intellectual property. The licenses are for the use in all cancers and are worldwide in scope, with the exception that the uses in melanoma are not included for certain countries of the former Soviet Union.

We paid PolyBioCept a total of $2.5 million as an upfront exclusive license payment. We will also have to make additional milestone payments to PolyBioCept under the PolyBioCept Agreement if, and when, (i) certain product development milestones are achieved, (ii) certain regulatory approvals have been obtained from the FDA and/or the European Medicines Agency, and (iii) certain product sales targets are achieved. The milestone payments will be payable both in cash (U.S. dollars) and in shares of our common stock. If all the foregoing product development, regulatory approval and sales milestone payments are met, we will have to pay PolyBioCept an additional $8.7 million and will have to issue to PolyBioCept a total 2,219,376 shares of unregistered common stock. In addition to these potential payments, we reimbursed PolyBioCept $0.2 million in expenses related to the transfer of know-how and paid PolyBioCept $0.1 million as a clinical trials management fee. We also agreed to separately engage PolyBioCept as a consultant to provide certain product development and research related services in a one-year agreement for up to $0.2 million, subject to the consent of the Karolinska Institute to the services to be performed by its employees thereunder. Such consent was not granted, so this one-year services agreement was not entered into with PolyBioCept. The PolyBioCept Agreement has an initial term of 30 years and may be extended for additional five-year periods. We recognized $0.2 million in costs associated with this agreement in the year ended December 31, 2017, while we recognized $2.7 million in connection with this agreement in the year ended December 31, 2016, as research and development expense. The $2.5 million upfront exclusive license payment was included in the $2.7 million expensed during 2016.

Karolinska University Hospital and Karolinska Institute Agreements

In connection with the execution of the PolyBioCept Agreement, we also (i) entered into a clinical trials agreement with the Karolinska University Hospital to conduct clinical trials in glioblastoma and pancreatic cancer at the Karolinska University Hospital, and (ii) agreed to enter into a sponsored research agreement with the Karolinska Institute for the research of the cytokine cocktail in additional indications. We agreed to enter into the sponsored research agreement within 90 days after the date of the PolyBioCept Agreement, which date has been extended by amendments to the PolyBioCept Agreement. To date we have not executed this sponsored research agreement. Failure to enter into the sponsored research agreement or further amend the PolyBioCept Agreement will give PolyBioCept the right to terminate the PolyBioCept Agreement (and we shall be entitled to repayment of $2.2 million in payments previously made). We will pay the Karolinska Institute an additional $2.6 million in connection with these other related agreements. In the year ended December 31, 2016, we paid Karolinska University Hospital $1.6 million to conduct these clinical trials. The $1.6 million payment was classified as prepaid expense and is being expensed in accordance with our research and development expense accounting policy (see Note 1 in the Notes to Financial Statements in Part IV of this Annual Report on Form 10-K). Accordingly, we recognized $0.3 million, and $0.1 million in connection with this agreement as research and development expense in the years ended December 31, 2017 and 2016, respectively.

M.D. Anderson Cancer Center

Strategic Alliance Agreement

In April 2017, we entered into the SAA with M.D. Anderson under which we and M.D. Anderson agreed to conduct clinical and preclinical research studies. Per the terms of the SAA, we agreed to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA. In return, we will acquire all rights to inventions resulting from the studies and have been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of M.D. Anderson reasonably necessary to exploit, including the commercialization of, any invention. We have also been granted certain rights in clinical data generated by M.D. Anderson outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt of all deliverables due to us from M.D. Anderson thereunder. In the year ended December 31, 2017, we paid $1.4 million under the SAA which amount has been classified as a long-term asset and will be amortized to research and development expenses in accordance with our research and development accounting policy, based on enrollment and other factors. There were no costs recognized in association with the SAA with M.D. Anderson in the year ended December 31, 2017.

The Ohio State University Comprehensive Cancer Center – Arthur G. James Cancer Hospital and Richard J. Solove Research Institute

In September 2017, we entered into a preclinical research collaboration with OSUCCC – James focused on TIL, MIL and peripheral blood-associated lymphocyte technologies. The collaboration will initially focus on hematologic malignancies in areas of poor prognostic cancers with high unmet medical need, which include AML and CLL. There were no costs recognized in association with this preclinical research collaboration in the year ended December 31, 2017.

MedImmune

In December 2015, we entered into a collaboration agreement to conduct clinical and preclinical research in immuno-oncology with MedImmune, or the MedImmune Agreement. Under the terms of the MedImmune Agreement, we will fund and conduct at least one clinical trial combining MedImmune's PD-L1 inhibitor, durvalumab, with TIL for the treatment of patients. MedImmune will supply durvalumab for the clinical trials. The purpose of the trials is to establish a potential dosing regimen for this combination therapy and assess its safety and efficacy. In December 2017, we announced that we would conduct a trial of TIL therapy in combination with durvalumab in non-small cell lung cancer. The trial will enroll patients with Stage III or IV NSCLC who are PD-1 and PD-L1 naïve. This trial is expected to start enrolling patients in 2018.

Competition

The biotechnology and pharmaceutical industries put significant resources in developing novel and proprietary therapies for the treatment of cancer. We compete with multiple entities who have developed and are developing immuno-oncology therapies, including large and specialty pharmaceutical and biotechnology companies, academic research institutions and governmental agencies and public and private research institutions, as well as companies developing novel targeted therapies for cancer. Universities and public and private research institutions in the U.S. and Europe are also potential competitors. For example, a Phase 3 study comparing TIL to standard ipilimumab in patients with metastatic melanoma is currently being conducted in Europe by the Netherlands Cancer Institute, the Copenhagen County Herlev University Hospital, and the University of Manchester. While these universities and public and private research institutions primarily have educational objectives, they may develop proprietary technologies that lead to other FDA-approved therapies or that secure patent protection. We anticipate that we will face possibly increasing competition as new drugs and therapies enter the market and advanced technologies become available.

Due to their promising clinical therapeutic effect in clinical exploratory trials, we anticipate substantial direct competition from other organizations developing advanced T-cell therapies. In particular, we expect to compete with other new therapies for our lead indications, such as melanoma, developed by companies such as Bristol-Myers Squibb, Merck, Nektar Therapeutics, Incyte, and others. We also may compete with therapies based on genetically engineered T cells rendered reactive against tumor-associated antigens prior to their administration to patients. Genetically engineered T cells are being pursued by several companies, including Adaptimmune, Celgene (in collaboration with bluebird bio as well as through Celgene’s subsidiary Juno Therapeutics), Gilead Sciences, Novartis and others. To date, these technologies have been applicable to hematologic malignancies, but it is conceivable that such genetic modification may be applied for solid tumor indications and create competition with us.

Competition for late stage melanoma patients may come, if approved, from several compounds currently under development. NKTR-214, a pegylated version of IL-2, a CD122 agonist, under development by Nektar Therapeutics, in combination with nivolumab has reported 7 out of 11 stage 4 treatment naïve melanoma patients reported a partial or complete response. NKTR-214 activates cancer-fighting T cells and natural killer cells directly in the tumor, and it boosts PD-1 expression. Several companies are targeting Indoleamine 2,3-dioxygenase (known as IDO) a protein that suppresses the immune system that cancer cells sometimes hijack. NewLink Genetics reported results from a 60-person phase 2 study evaluating indoximod in combination with pembrolizumab showing 52% of patients had either a complete response or partial response. Incyte Corporation has also reported results from its IDO inhibitor, epacadostat in combination with pembrolizumab showing a 58% overall response rate in advanced melanoma patients.

While other types of cancer immunotherapies may potentially be used in combination with TIL, such as checkpoint inhibitors, to enhance efficacy, we also expect substantial direct competition from other types of immunotherapies. We face competition from immunotherapy treatments offered by companies such as Amgen, AstraZeneca, Bristol-Myers Squibb, Merck, and Roche. Immunotherapy is also being pursued by several biotechnology companies as well as by large-cap pharmaceutical companies. We cannot predict whether other types of immunotherapies may be enhanced and show greater efficacy. As a result, we may have direct and substantial competition from such immunotherapies in the future.

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

Government Regulations

The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of biologics such as those we are developing. We, along with our third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval and post-approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources.

Biologic products are regulated by the FDA under a combination of the Federal Food, Drug, and Cosmetic Act, or FFDCA, and Public Health Services Act, or PHSA, and the FDA’s implementing regulations. Failure to comply with regulatory requirements may result in significant regulatory actions. Such actions may include refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold or termination of clinical trials, warning letters, untitled letters, cyber letters, modification of promotional materials or labeling, provision of corrective information, imposition of post-market requirements including the need for additional testing, imposition of distribution or other restrictions under Risk Evaluation and Mitigation Strategies, or REMS, product recalls, product seizures or detentions, refusal to allow imports or exports, total or partial suspension of production or distribution, FDA debarment, injunctions, fines, consent decrees, corporate integrity agreements, debarment from receiving government contracts and new orders under existing contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement, or civil or criminal penalties, including fines and imprisonment, and adverse publicity, among other adverse consequences.

The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices, or GLP, regulation, as well as manufacturing development and formulation studies;
•	submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
•	approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site centrally before the trial is begun;
•	performance of adequate and well-controlled human clinical trials to establish the safety, and efficacy of the proposed biologic product candidate for its intended purpose;
•	preparation of and submission to the FDA of a BLA, after completion of pivotal clinical trial(s);
•	satisfactory completion of an FDA Advisory Committee review, if applicable;
•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with current Good Manufacturing Practices, or cGMP, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical sites to assess compliance with current Good Clinical Practices, or cGCPs; and
•	FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States, which must be updated periodically when changes are made.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all. Prior to beginning the first clinical trial with a new product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during trials due to safety concerns or non-compliance. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

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

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with cGCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated, and a statistical analysis plan. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Investigators must also provide certain information to the clinical trial sponsors to allow the sponsors to make certain financial disclosures to the FDA.

Furthermore, an independent IRB for each site proposing to conduct the clinical trial or centrally must review and approve the plan for any clinical trial, its informed consent form and any subject communications, before the clinical trial begins at that site, and upon amendment of the trial, and must monitor the study until completed. An IRB considers, among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits and whether the planned human subject protections are adequate. Informed consent must be received from each study subject prior to participation in a clinical study. Progress reports detailing the results of the clinical trials must also be submitted at least annually to the FDA and the IRB and more frequently if serious adverse events or other significant safety information is found.

Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk, that the trial is not being conducted in accordance with regulatory or IRB requirements, or that the trial is unlikely to meet its stated objectives. Sponsors may also discontinue studies or development programs for many reasons, including changing business objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, or DSMB, which provides recommendations and assessments for whether or not a study should move forward at designated check points based on access to certain data from the study. Following a review by a DSMB, the study may be halted if there is an unacceptable safety risk for subjects or on other grounds, such as failure to demonstrate efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries. For instance, we are required to register certain clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in enforcement actions and adverse publicity.

For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap.

•	Phase 1 - The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
•	Phase 2 - The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•	Phase 3 - The investigational product is administered to an expanded patient population in adequate and well-controlled studies to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval. Typically, two Phase 3 studies are required by the FDA for product approval.
•	Phase 4 - In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be made a condition to approval of the BLA.

Additional types of data may also help to support a BLA, such as real-world evidence and patient experience data. Phase 1, Phase 2 and Phase 3, and Phase 4 testing, if applicable, may not be completed successfully within a specified period, if at all, and there can be no assurance that the data collected will support FDA approval or licensure of the product. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life and manufacturing processes must be validated.

The manufacture of investigational biologics for the conduct of human clinical trials is subject to cGMP requirements. Investigational biologics and active ingredients imported into the United States are also subject to regulation by the FDA relating to their labeling and distribution. Further, the export of investigational products outside of the United States is subject to regulatory requirements of the importing country as well as U.S. export requirements under the FFDCA. Additional United States and foreign laws and regulations may also be applicable to the handling, import, export, and transportation of biological materials, including tissue samples.

During the development of a new therapeutic, a sponsor may be able to request a Special Protocol Assessment, or SPA, the purpose of which is to reach an agreement with the FDA on the Phase 3 clinical trial protocol design and analysis that will form the primary basis of product approval and an efficacy claim, as well as preclinical carcinogenicity trials and stability studies. An SPA may only be modified with the agreement of the FDA and the trial sponsor, or if the director of the FDA reviewing division determines that a substantial scientific issue essential to determining the safety or efficacy of the product was identified after the testing began. An SPA is intended to provide assurance that, in the case of clinical trials, if the agreed upon clinical trial protocol is followed, the clinical trial endpoints are achieved, and there is a favorable risk-benefit profile, the data may serve as the primary basis for an efficacy claim in support of a BLA. However, SPA agreements are not a guarantee of approval of a product candidate or any permissible claims about the product candidate. In particular, SPAs are not binding on the FDA if, among other reasons, previously unrecognized public health concerns arise during the performance of the clinical trial, other new scientific concerns regarding the product candidate’s safety or efficacy arise, or if the sponsoring company fails to comply with the agreed upon clinical trial protocol.

In addition, under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA for a new active ingredient, indication, dosage form, dosage regimen, or route of administration, must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Also, under the FDA Reauthorization Act of 2017, beginning in 2020, sponsors submitting applications for product candidates intended for the treatment of adult cancer which are directed at molecular targets that the FDA determines to be substantially relevant to the growth or progression of pediatric cancer must submit, with the application, reports from molecularly targeted pediatric cancer investigations designed to yield clinically meaningful pediatric study data, using appropriate formulations, to inform potential pediatric labeling. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Orphan products are also exempt from PREA requirements.

The FDA also may require submission of REMS, to ensure that the benefits of the biologic outweigh the risks. The REMS plan could include medication guides, physician communication plans, and elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools. An assessment of the REMS must also be conducted at set intervals. Following product approval, a REMS may also be required by the FDA if new safety information is discovered and the FDA determines that a REMS is necessary to ensure that the benefits of the biologic outweigh the risks.

BLA Submission and Review by the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by investigators. The submission of a BLA requires payment of a substantial User Fee to the FDA, and the sponsor of an approved BLA is also subject to annual program fees. These fees are typically increased annually. A waiver of user fees may be obtained under certain limited circumstances.

Once a BLA has been submitted, the FDA has sixty days to determine whether it will accept the application for filing. The FDA accepts applications for filing if it determines that the application is substantially complete to permit a substantive review. The FDA may request additional information rather than accept a BLA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review.

The FDA’s goal is to review the application within ten months after it accepts the application for filing, or, if the application relates to a serious or life-threatening indication and, if approved, the product would provide a significant improvement in safety and efficacy, six months after the FDA accepts the application for filing, which is referred to as priority review. The review process is often significantly extended if the FDA requests additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency.

The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving a novel biologic, the FDA must either refer that biologic to an external advisory committee or provide in an action letter, a summary of the reasons why the FDA did not refer the product candidate to an advisory committee. An advisory committee is typically a panel that includes clinicians and other experts, which review, evaluate, and make a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing, clinical studies, application modifications, or information in a complete response letter, or CRL. A CRL indicates that the review cycle for the application is complete and that the application is not ready for approval. If a CRL is issued, the applicant may either: resubmit the BLA, addressing all the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than an applicant interprets the same data.

If the FDA finds that a BLA is approvable, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. However, even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings, or precautions be included in the product labeling, including a boxed warning, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a product’s safety and efficacy after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms under a REMS which can materially affect the potential market and profitability of the product. The FDA may also not approve label statements that are necessary for successful commercialization and marketing.

If compliance with the pre- and post-marketing regulatory standards are not maintained or if problems occur after the product reaches the marketplace, the FDA may also withdraw the product approval. Further, should new safety information arise, additional testing, product labeling, or FDA notification may be required.

A sponsor may seek approval of its product candidate under programs designed to accelerate the FDA’s review and approval of new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. For a Fast Track designation, the FDA may consider sections of the BLA for review on a rolling basis before the complete application is submitted if relevant criteria are met. Fast Track-designated products are also eligible for more frequent FDA interactions. A Fast Track-designated product candidate may also qualify for priority review, under which the FDA sets the target date for FDA action on the BLA at six months after the FDA accepts the application for filing. Priority review is granted when there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious condition. If criteria are not met for priority review, the application is subject to the standard FDA review period of 10 months after the FDA accepts the application for filing. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

Under the accelerated approval program, the FDA may approve a BLA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. To qualify for accelerated approval, the product must be intended to treat a serious condition and must generally provide a meaningful advantage over available therapies. Post-marketing studies or completion of ongoing studies after marketing approval are required to verify the biologic’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. If this trial is not conducted, if it fails to verify the benefit, if other evidence demonstrates that the product is not safe, pure or potent, or if the applicant disseminates false or misleading promotional material, the FDA may withdraw approval of the application on an expedited basis. Sponsors of accelerated approval products must further submit promotional materials to the FDA before dissemination.

In addition, the Food and Drug Administration Safety and Innovation Act, or FDASIA, which was enacted and signed into law in 2012, established the new breakthrough therapy designation. A sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the product candidate is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Sponsors may request the FDA to designate a breakthrough therapy at the time of or any time after the submission of an IND, but ideally before an end-of-Phase 2 meeting with the FDA. If the FDA designates a breakthrough therapy, it may take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the therapy; providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and considering alternative clinical trial designs when scientifically appropriate, which may result in smaller trials or more efficient trials that require less time to complete and may minimize the number of patients exposed to a potentially less efficacious treatment. Breakthrough designation also allows the sponsor to file sections of the BLA for review on a rolling basis.

Recently, through the 21st Century Cures Act, or Cures Act, Congress also established another expedited program, called a Regenerative Medicine Advanced Therapy, or RMAT, designation. The Cures Act directs the FDA to facilitate an efficient development program for and expedite review of RMATs. To qualify for this program, the product must be a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or a combination of such products, and not a product solely regulated as a human cell and tissue product. The product must be intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition, and preliminary clinical evidence must indicate that the product has the potential to address an unmet need for such disease or condition. Advantages of the RMAT designation include all the benefits of the Fast Track and breakthrough therapy designation programs, including early interactions with the FDA. These early interactions may be used to discuss potential surrogate or intermediate endpoints to support accelerated approval.

In August 2017, we announced that the FDA had granted Fast Track designation for LN-144, for advanced metastatic melanoma. The Fast Track designation does not change the standards for approval but may expedite the development or approval process.

Orphan Drugs

During 2015, we received an orphan drug designation for LN-144 in the United States to treat malignant melanoma stages IIB-IV. We plan to seek orphan drug designation for some or all our other product candidates in specific orphan indications in which there is a medically plausible basis for the use of such products.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 individuals in the United States and when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. Additionally, sponsors must present a plausible hypothesis for clinical superiority to obtain orphan drug designation if there is a product already approved by the FDA that is intended for the same indication and that is considered by the FDA to be the same product as the already approved product. This hypothesis for clinical superiority must be demonstrated to obtain orphan exclusivity. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic, as sameness is defined in FDA’s regulations, for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research, opportunities for certain research grant funding, and a waiver of the BLA application fees. The tax credit, however, was recently limited through Congress’s tax reform efforts. Despite these benefits, the orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review or approval process.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. The FDA may also approve a product deemed to be the same as an approved orphan product for the same orphan indication, despite periods of exclusivity, if the new product is demonstrated to be clinically superior to the former product.

Market and Data Exclusivity and Biosimilars

While the FDA may eventually license products, as further described below, that are biosimilar to any of our product candidates that are approved, our products may receive periods of regulatory exclusivity, in addition to orphan drug exclusivity for those products with orphan drug designations, providing additional protection from certain forms of competition. For instance, our products may receive 12 years of reference product exclusivity that begins running at the time of first licensure. During this time, the FDA may not make an approval of a biosimilar product effective and may not accept a biosimilar application for four years from the date of licensure. However, certain changes and supplements to an approved BLA, and subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the exclusivity period. The PHSA also includes provisions to protect reference products that have patent protection. The biosimilar product sponsor and reference product sponsor may, but are not required to, exchange certain patent and product information for the purpose of determining whether there should be a legal patent challenge. Based on the outcome of negotiations surrounding the exchanged information, the reference product sponsor may bring a patent infringement suit and injunction proceedings against the biosimilar product sponsor. The biosimilar applicant may also be able to bring an action for declaratory judgment concerning the patent.

The Biologics Price Competition and Innovation Act, or BPCIA, created an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA-licensed reference biological product. Accordingly, if we receive FDA licensure, we may face competition from biosimilar products. Biosimilarity sufficient to reference a prior FDA-approved product requires a high similarity to the reference product notwithstanding minor differences in clinically inactive components, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical studies, animal studies, and at least one clinical trial, absent a waiver by the FDA. There must be no difference between the reference product and a biosimilar in conditions of use, route of administration, dosage form, and strength. A biosimilar product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

Pediatric Exclusivity and Patent Term Extension

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity. This six-month exclusivity may be granted if a sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA, whatever regulatory periods of exclusivity that already cover the product are extended by six months.

If approved, biologics may also be eligible for periods of U.S. patent term restoration. If granted, patent term restoration extends the patent life of a single unexpired patent that has not previously been extended, for a maximum of five years. The total patent life of the product with the extension also cannot exceed fourteen years from the product’s approval date. Subject to the prior limitations, the period of the extension is calculated by adding half of the time from the effective date of an IND to the initial submission of a marketing application, and all the time between the submission of the marketing application and its approval. This period may also be reduced by any time that the applicant did not act with due diligence. Whether any of our product candidates will be eligible for patent term restoration is currently unknown. Even if any of our product candidates are found to be eligible for patent term protection, the applicable authorities may subsequently determine that we are not eligible for such restoration periods.

Post-Approval Requirements

Any products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product and deviations, annual reporting and monitoring and providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, certain electronic records and signatures, fulfilling post-marketing study and REMS commitments, and complying with FDA promotion and advertising requirements, which include, among other things, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available products for off-label use, if they deem such use to be appropriate in their professional medical judgment, manufacturers may not market or promote such off-label uses.

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the long-term stability of the product. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies that list their products, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including, among other things, withdrawal of approval, recall or withdrawal of the product from the market. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval or notification before being implemented. Other types of changes to the approved product, such as adding new indications and claims, are also subject to further FDA review and approval.

Moreover, the Drug Quality and Security Act, or DQSA, imposes obligations on manufacturers of biopharmaceutical products related to product tracking and tracing. As part of this legislation, manufacturers are required to provide certain information regarding the products to individuals and entities to which product ownership is transferred, label products with a product identifier, and keep certain records regarding the product. The transfer of information to subsequent product owners by manufacturers must be done electronically. Manufacturers must also verify that purchasers of the manufacturers’ products are appropriately licensed. Further, under this legislation, manufactures have product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences of death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. Similar requirements additionally are and will be imposed through this legislation on other companies within the biopharmaceutical product supply chain, distributors and dispensers. With regard to manufacturers, however, the FDA recently delayed its enforcement of the provisions of the law related to the use of product identifiers until November 2018.

As previously mentioned, the FDA may also require Phase 4 testing and surveillance to monitor the effects of an approved product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

Additional Biologic Requirements

To help reduce the increased risk of the introduction of adventitious agents, the PHSA emphasizes the importance of manufacturing controls for products whose attributes cannot be precisely defined. The PHSA also provides authority to the FDA to immediately suspend licenses in situations where there exists a danger to public health, to prepare or procure products in the event of shortages and critical public health needs, and to authorize the creation and enforcement of regulations to prevent the introduction or spread of communicable diseases in the United States and between states.

After a BLA is approved, the product may also be subject to official lot release as a condition of approval. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA, together with a release protocol showing the results of all the manufacturer's tests performed on the lot. The FDA may also perform certain confirmatory tests on lots of some products before releasing the lots for distribution by the manufacturer.

In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products. After approval of biologics, manufacturers must address any safety issues that arise, are subject to recalls or a halt in manufacturing, and are subject to periodic inspection after approval.

Other Healthcare Laws and Compliance Requirements

Our sales, promotion, medical education and other activities following product approval will be subject to regulation by numerous regulatory and law enforcement authorities in the United States in addition to the FDA, including potentially the Federal Trade Commission, the Department of Justice, the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services and state and local governments. Our promotional and scientific/educational programs must comply with the federal Anti-Kickback Statute, the Foreign Corrupt Practices Act, or FCPA, the False Claims Act, or FCA, the Veterans Health Care Act, physician payment transparency laws, privacy laws, security laws, and additional state laws similar to the foregoing.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs, in whole or in part. The term remuneration has been interpreted broadly to include anything of value. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Our practices may not in all cases meet all the criteria for protection under a statutory exception or regulatory safe harbor.

Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, which is collectively referred to as the Affordable Care Act, or ACA, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

The civil monetary penalties statute imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

Additionally, the FCPA, and similar worldwide anti-bribery laws, generally prohibit companies and their intermediaries from making, offering or authorizing improper payments or other items of value, directly or indirectly, to foreign officials, political parties, or candidates for the purpose of obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Activities that violate the FCPA, even if they occur wholly outside the United States, can result in criminal and civil fines, imprisonment, disgorgement, oversight, and debarment from government contracts. We cannot assure you that our internal control policies and procedures will protect us from reckless or negligent acts committed by our employees, future distributors, partners, collaborators or agents. Violations of these laws, or allegations of such violations, could result in fines, penalties or prosecution and have a negative impact on our business, results of operations and reputation.

The FCA imposes liability on persons who, among other things, knowingly present or cause to be presented false or fraudulent claims for payment to, or approval by the federal government knowingly making or using, or causing to be made or used a false statement or record material to a claim to the federal government, or avoiding, decreasing or concealing an obligation to pay money to the federal government. The civil FCA has been or can be used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price and Average Manufacturer Price, improper promotion of uses not expressly approved by the FDA in a drug’s label, false statements associated with government grants, and allegations of misrepresentations with respect to services rendered, as well as claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. FCA claims may be based on noncompliance with regulatory requirements under an implied certification theory if material to the government’s decision to buy or pay for a drug. Intent to deceive is not required to establish liability under the civil FCA. Civil FCA liability may also be imposed for Medicare or Medicaid overpayments caused by understated rebate amounts that are not refunded within 60 days of discovering the overpayment, even if the overpayment was not caused by a false or fraudulent act. Actions under the FCA may be brought by the government or as a qui tam action by a private individual in the name of the government. If the government intervenes in a qui tam action, and prevails, the qui tam plaintiff will share in the proceeds from damages and fines or settlement funds. If the government declines to intervene, the qui tam plaintiff may pursue the case alone. Violations of the FCA can result in significant monetary penalties and treble damages. The government may further prosecute conduct under the criminal FCA, which prohibits the making or presenting of a claim to the government knowing the claim to be false, fictitious or fraudulent. Unlike the civil FCA, conviction requires proof of intent to submit a false claim.

Payment or reimbursement of prescription drugs by Medicaid or Medicare requires manufacturers of the drugs to submit pricing information to the Centers for Medicare & Medicaid Services, or CMS. The Medicaid Drug Rebate statute requires manufacturers to calculate and report price points, which are used to determine Medicaid rebate payments shared between the states and the federal government and Medicaid payment rates for the drug. For drugs paid under Medicare Part B, manufacturers must also calculate and report their Average Sales Price or ASP, which is used to determine the Medicare Part B payment rate for the drug. Drugs that are approved under a Biologic License Application, or BLA, or an NDA, including 505(b)(2) drugs, are subject to an additional inflation penalty which can substantially increase rebate payments. In addition, for BLA and NDA drugs, the Veterans Health Care Act, or VHCA, requires manufacturers to calculate and report to the Veterans Administration, or VA, a different price called the Non-Federal Average Manufacturing Price, which is used to determine the maximum price that can be charged to certain federal agencies, referred to as the Federal Ceiling Price, or FCP. Like the Medicaid rebate amount, the FCP includes an inflation penalty. A Department of Defense regulation requires manufacturers to provide this discount on drugs dispensed by retail pharmacies when paid by the TRICARE Program. All these price reporting requirements create risk of submitting false information to the government, and potential FCA liability.

The VHCA also requires manufacturers of covered drugs participating in the Medicaid program to enter into Federal Supply Schedule contracts with the VA through which their covered drugs must be sold to certain federal agencies at FCP and to report pricing information. This necessitates compliance with applicable federal procurement laws and regulations and subjects us to contractual remedies as well as administrative, civil, and criminal sanctions. In addition, the VHCA requires manufacturers participating in Medicaid to agree to provide different mandatory discounts to certain Public Health Service grantees and other safety net hospitals and clinics.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, also created federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, a healthcare benefit program, regardless of whether the payor is public or private, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense, and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters. The ACA amended the intent requirement of certain of these criminal statutes under HIPAA so that a person or entity no longer needs to have actual knowledge of the statute, or the specific intent to violate it, to have committed a violation.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The ACA, among other things, imposed new reporting requirements on drug manufacturers for payments or other transfers of value made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians, other healthcare providers, and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Certain states also mandate implementation of commercial compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and other healthcare professionals.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as a person or entity that performs certain functions or activities that involve the use or disclosure of protected health information in connection with providing a service for or on behalf of, or provide services to, a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect.

To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

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

Coverage and Reimbursement

Sales of pharmaceutical products depend significantly on the availability of third-party coverage and reimbursement. Third-party payors include Medicare, Medicaid, and other government programs at the federal and state level, managed care providers, private health insurers and other organizations. Third party payors decide which drugs they will pay for on behalf of their beneficiaries and establish reimbursement levels for health care. Although we currently believe that third-party payors will provide coverage and reimbursement for our product candidates, if approved, these third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive clinical studies to demonstrate the comparative cost-effectiveness of our products. The product candidates that we develop may not be considered cost-effective. It is time consuming and expensive for us to seek coverage and reimbursement from third-party payors. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved, especially for product candidates such as ours, which are used in the inpatient setting, usually resulting in no separate reimbursement for pharmaceuticals. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

Medicare is a federally-funded program managed by CMS through local contractors that administer coverage and reimbursement for certain healthcare items and services furnished to the elderly and disabled. Medicare Part A covers inpatient hospitalization and Medicare Part B covers outpatient medical services. Medicare coverage of drugs and biological products and payment rates to providers are established by federal law and regulations. Medicaid is an insurance program for certain categories of low income patients who are otherwise uninsured and is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid and requires rebates on outpatient drugs and biological products, including those administered by physicians if the cost is billed separately. Each state creates specific regulations that govern its individual program, including supplemental rebate programs that prioritize coverage for drugs on the state Preferred Drug List. Government laws and regulations also establish price controls on prescription drugs purchased by government agencies that provide health care and certain federally funded hospital outpatient departments and clinics. In the United States, private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government provides reimbursement through the Medicare or Medicaid programs for such products and services. These restrictions and limitations influence the purchase of healthcare services and products. In addition, government programs like Medicaid include substantial penalties for increasing commercial prices over the rate of inflation which can affect realization and return on investment.

In the United States, the European Union, and other potentially significant markets for our product candidates, government authorities and private third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. Manufacturers frequently must rebate a portion of the prescription price to the third-party payors as a condition of coverage, which can greatly reduce realization on the sale. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy, and are developing increasingly sophisticated methods of controlling healthcare costs. They may limit coverage to specific drug products on an approved list, or formulary, which might not include all the FDA-approved drug products for a particular indication, or they may control costs, particularly for new expensive therapies, by requiring prior authorization or imposing other restrictions before covering certain products, or they may condition payment based on achieving performance metrics. Legislative proposals to reform healthcare or reduce costs under government programs may result in lower reimbursement for our product candidates or exclusion of our product candidates from coverage.

Achieving favorable CMS coverage and reimbursement is usually a significant gating issue for successful introduction of a new product, because Medicare and Medicaid can represent a sizeable share of the market and because private payors often rely on the lead of the governmental payors in rendering coverage and reimbursement determinations. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will likely put additional pressure on product pricing, reimbursement, and utilization, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, competition within therapeutic classes, availability of generic equivalents, judicial decisions and governmental laws and regulations related to Medicare, Medicaid, and healthcare reform, pharmaceutical coverage and reimbursement policies, and pricing in general. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Sales of our product candidates will therefore depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, such as Medicare and Medicaid, private health insurers, and other third-party payors.

As a result of the above, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to ensure acceptance and use of our products and product candidates or enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development. Legislative and regulatory proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our products and product candidates or exclusion of our products and product candidates from coverage. The cost containment measures that healthcare payors and providers are instituting and any healthcare reform could significantly reduce our revenues from the sale of any approved product candidates. We cannot provide any assurances that we will be able to obtain and maintain third-party coverage or adequate reimbursement for our product candidates in whole or in part.

Healthcare Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major federal and state legislative initiatives.

In addition, other legislative and regulatory changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, which will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In 2017, CMS promulgated a rule reducing Medicare Part B reimbursement to hospitals for drugs purchased under the 340B program by 30%. Although hospital trade associations filed a lawsuit challenging the regulation, the final rule is now in effect. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

The cost of pharmaceuticals continues to generate substantial governmental and third-party payor interest and states have begun to take action to increase transparency in drug pricing through mandatory reporting requirements. We expect that the pharmaceutical industry will experience pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations, and additional legislative proposals. Our results of operations could be adversely affected by current and future healthcare reforms. While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, the announcement or adoption of these proposals could have a material adverse effect on our ability to obtain adequate prices for our product candidates and operate profitably.

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

In the EU, member states require both regulatory clearances by the national competent authority and a favorable ethics committee opinion prior to the commencement of a clinical trial. Under the EU regulatory systems, marketing authorization applications may be submitted under either a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU member states. It is compulsory for medicines produced by certain biotechnological processes. Because our products are produced in that way, we would be subject to the centralized process. Under the centralized procedure, pharmaceutical companies submit a single marketing authorization application to the European Medicines Agency. Once granted by the European Commission, a centralized marketing authorization is valid in all EU member states, as well as the European Economic Area countries of Iceland, Liechtenstein and Norway. By law, a company can only start to market a medicine once it has received a marketing authorization.

Employees

As of December 31, 2017, we had 63 employees, 46 of whom were engaged in research and development activities and 17 of whom were engaged in business development, finance, or administrative support. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel.

Available Information

We maintain a website at www.iovance.com and make available there, free of charge, our periodic reports filed with the Securities and Exchange Commission (SEC), as soon as is reasonably practicable after filing. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at http:/www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the SEC.

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

We are a clinical-stage biotechnology company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient's own immune system to eradicate cancer cells. We do not have products approved for commercial sale and have not generated revenue from operations. As of December 31, 2017, we had an accumulated deficit of $249.2 million. In addition, during the fiscal year ended December 31, 2017, we incurred a net loss of $92.1 million. Since our inception we have not generated any revenues from operations. We do not expect to generate any meaningful product sales or royalty revenues for the foreseeable future. We expect to incur significant additional operating losses in the future as we expand our development and clinical trial activities in support of demonstrating the effectiveness of our products.

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

We are substantially dependent on the success of our product candidates and cannot guarantee that these product candidates will successfully complete development, receive regulatory approval, or be successfully commercialized.

We currently have no products approved for commercial distribution. We have invested a significant portion of our efforts and financial resources in the development of our current product candidates, LN-144 and LN-145 and expect that we will continue to invest heavily in our current product candidates, as well as in any future product candidates we may develop. Our business depends entirely on the successful development and commercialization of our product candidates, which may never occur. Our ability to generate revenues in the future is substantially dependent on our ability to develop, obtain regulatory approval for, and then successfully commercialize our product candidates. We currently generate no revenue from the sale of any products, and we may never be able to develop or commercialize a marketable product.

Our product candidates will require additional clinical and non-clinical development, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we generate any revenue from product sales. We cannot assure you that we will meet our timelines for our current or future clinical trials, which may be delayed or not completed for a number of reasons.

We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates or regulatory approval that will allow us to successfully commercialize our product candidates. If we do not receive FDA approval with the necessary conditions to allow successful commercialization, and then successfully commercialize our product candidates, we will not be able to generate revenue from those product candidates in the United States in the foreseeable future, or at all. Any significant delays in obtaining approval for and commercializing our product candidates will have a material adverse impact on our business and financial condition.

We have not previously submitted a Biologics License Application, or BLA to the FDA, or similar marketing application to comparable foreign authorities, for any product candidate, and we cannot be certain that our current or any future product candidates will be successful in clinical trials or receive regulatory approval.

Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events or failure to achieve primary endpoints in clinical trials. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials.

If approved for marketing by applicable regulatory authorities, our ability to generate revenues from our product candidates will depend on our ability to:

•	create market demand for our product candidates through our own marketing and sales activities, and any other arrangements to promote these product candidates that we may otherwise establish;
•	receive regulatory approval for claims that are necessary or desirable for successful marketing;
•	hire, train, and deploy a sales force or contract with a third party for a sales force to commercialize product candidates in the United States;
•	manufacture product candidates in sufficient quantities and at acceptable quality and manufacturing cost to meet commercial demand at launch and thereafter;
•	establish and maintain agreements with wholesalers, distributors, and group purchasing organizations on commercially reasonable terms;
•	create partnerships with, or offer licenses to, third parties to promote and sell product candidates in foreign markets where we receive marketing approval;
•	maintain patent and trade secret protection and regulatory exclusivity for our product candidates;
•	launch commercial sales of our product candidates, whether alone or in collaboration with others;
•	achieve market acceptance of our product candidates by patients, the medical community, and third-party payors;
•	achieve appropriate reimbursement for our product candidates;
•	effectively compete with other therapies or competitors; and maintain a continued acceptable safety profile of our product candidates following launch.

We have limited experience as a company conducting clinical trials and face risks due to the need to rely on third parties.

We have limited experience conducting pre-clinical and clinical trials and have no experience as a company in filing and supporting the applications necessary to gain marketing approvals. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety, purity, and potency for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by, applicable regulatory authorities. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval.

Prior to 2015, all the preclinical and clinical trials relating to our product candidates had been conducted by the NCI. We have recruited a team that has experience with clinical trials; however, we as a company have limited experience in conducting clinical trials. In part because of this lack of experience, we cannot be certain that our ongoing clinical trials will be completed on time, if at all, will progress according to our plans or expectations, or that our planned clinical trials will be initiated, progress according to our plans or expectations, or be completed on time, if they are completed at all.

Large-scale trials require significant financial and management resources, and reliance on third-party clinical investigators, CROs, CMOs, or consultants. Relying on third-party clinical investigators, CROs or CMOs may force us to encounter delays and challenges that are outside of our control.

We rely on third party CROs and clinical trial sites to conduct, supervise, and monitor our clinical trials for our product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct our clinical trials. While we have agreements governing their activities, we have limited influence over their actual performance and control only certain aspects of their activities. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines could substantially harm our business because we may be delayed in completing or unable to complete the clinical trials required to support future approval of our product candidates, or we may not obtain marketing approval for or commercialize our product candidates in a timely manner or at all. Moreover, these agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that could delay our product development activities and adversely affect our business.

Our reliance on these third parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on the CROs, clinical trial sites, and other third parties does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical trials are conducted in accordance with GLPs, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with standards, commonly referred to as GCPs, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators, and trial sites. If we, our CROs, clinical trial sites, or other third parties fail to comply with applicable GCPs or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations.

In addition, we will be required to report certain financial interests of our third-party investigators if these relationships exceed certain financial thresholds or meet other criteria. The FDA or comparable foreign regulatory authorities may question the integrity of the data from those clinical trials conducted by investigators that are determined to have conflicts of interest.

In addition, our clinical trials must be conducted with product candidates that were produced under cGMP regulations. Our or our contractors’ failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register certain clinical trials and post the results of certain completed clinical trials on a government sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in enforcement actions and adverse publicity.

Our CROs, clinical trial sites, and other third parties may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting clinical trials or other therapeutic development activities that could harm our competitive position. In addition, these third parties are not our employees, and except for remedies available to us under our agreements with them, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, non-clinical, and preclinical programs. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our trials may be repeated, extended, delayed, or terminated and we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates, or we or they may be subject to regulatory enforcement actions. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed. To the extent we are unable to successfully identify and manage the performance of third party service providers in the future, our business may be materially and adversely affected.

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements or do so on commercially reasonable terms. Switching or adding additional contractors involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines. Though we carefully manage our relationships with our third-party service providers, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects or results of operations.

We also rely on other third parties to distribute our products for the clinical trials that we conduct. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or any additional product candidates or commercialization of our product candidates, if approved, producing additional losses and depriving us of potential product revenue.

We may encounter substantial delays in our clinical trials or may not be able to conduct our trials on the timelines we expect and we may be required to conduct additional clinical trials or modify current or future clinical trials based on feedback we receive from the FDA.

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any current or future clinical studies will be conducted as planned or completed on schedule, if at all, or that any of our product candidates will receive regulatory approval. We initiated clinical trials in patients with metastatic melanoma, cervical and head and neck cancers. We plan to initiate trials in new indications. Even as these trials progress, issues may arise that could require us to suspend or terminate such clinical trials. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely initiation or completion of clinical development, or product approval include:

•	inability to generate sufficient preclinical data to support the initiation of clinical studies;
•	regulators or Institutional Review Boards, or IRBs may not authorize us or our investigators to commence a clinical trial, conduct a clinical trial at a prospective trial site, or amend trial protocols, or regulators or IRBs may require that we modify or amend our clinical trial protocols;
•	delays in reaching a consensus with regulatory agencies on study design;
•	the FDA or comparable foreign regulatory authorities may disagree with our intended indications, study design or our interpretation of data from preclinical studies and clinical trials or find that a product candidate’s benefits do not outweigh its safety risks;
•	the FDA or comparable foreign regulatory authorities may not accept data from studies with clinical trial sites in foreign countries;
•	the FDA may not allow us to use the clinical trial data from a research institution to support an IND if we cannot demonstrate the comparability of our product candidates with the product candidate used by the relevant research institution in its clinical studies;
•	delays in of failure to reach an agreement on acceptable terms with prospective CROs and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;
•	delays in obtaining required IRB approval at each clinical study site;
•	imposition of a temporary or permanent clinical hold, suspensions or terminations by regulatory agencies, IRBs, or us for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks, undesirable side effects, or other unexpected characteristics of the product candidate, or due to findings of undesirable effects caused by a chemically or mechanistically similar therapeutic or therapeutic candidate;
•	delays in recruiting suitable patients to participate in our clinical studies;
•	we may have delays in adding new investigators or clinical trial sites, or we may experience a withdrawal of clinical trial sites;
•	failure by our CROs, clinical trial sites, patients, or other third parties, or us to adhere to clinical study requirements, including regulatory, contractual or protocol requirements;
•	failure to perform in accordance with the FDA’s current good clinical practices, or cGCPs, requirements, or applicable regulatory guidelines in other countries;
•	the number of patients required for clinical trials of our product candidates may be larger than we anticipate or enrollment in these clinical trials may be slower than we anticipate;
•	patients that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop such patients from the study or clinical trial, increase the needed enrollment size for the study or clinical trial or extend the study’s or clinical trial’s duration;
•	patients dropping out of a study;
•	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols to regulatory authorities and IRBs, and which may cause delays in our development programs, or changes to regulatory review times;
•	there may be regulatory questions or disagreements regarding interpretations of data and results, or new information may emerge regarding our product candidates;
•	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;
•	the cost of clinical studies of our product candidates being greater than we anticipate, or we may have insufficient funds for a clinical trial or to pay the substantial user fees required by the FDA upon the filing of a BLA;
•	clinical studies of our product candidates producing negative or inconclusive results may fail to provide sufficient data and information to support product approval, or our studies may fail to reach the necessary level of statistical or clinical significance, which may result in our deciding, or regulators requiring us, to conduct additional clinical studies, or preclinical studies, or abandon product development programs;
•	we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development;

•	there may be changes to the therapeutics or their regulatory status which we are administering in combination with our product candidates;
•	the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or our manufacturing facilities for clinical and future commercial supplies;
•	the FDA or comparable regulatory authorities may take longer than we anticipate to make a decision on our product candidates;
•	transfer of our manufacturing processes to our contract manufacturers or other larger-scale facilities operated by a CMO and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and
•	delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical studies or the inability to do any of the foregoing, including as a result of any quality issues associated with the contract manufacturer.

We also may conduct clinical and preclinical research in collaboration with other biotechnology and biologics entities in which we combine our technologies with those of our collaborators. Such collaborations may be subject to additional delays because of the management of the trials, contract negotiations, the need to obtain agreement from multiple parties, and the necessity of obtaining additional approvals for therapeutics used in the combination trials. These combination therapies will require additional testing and clinical trials will require additional FDA regulatory approval and will increase our future cost of expenses.

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to, or we may elect to, conduct additional studies to bridge our modified product candidates to earlier versions. These changes may require the FDA approval or notification, may not have their desired effect and the FDA may not accept data from prior versions of the product to support an application, delaying our clinical trials or programs or necessitating additional clinical or preclinical studies. By example, we changed our manufacturing process from Gen 1 to Gen 2 to decrease the production time and allow for the cryopreservation of the product. We may find that this update has unintended consequences that necessitates additional development and manufacturing work, additional clinical and preclinical studies, or that results in non-approval of a BLA.

Clinical study delays could shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. The number and types of preclinical studies and clinical trials that will be required for regulatory approval also varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate. Approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. It is possible that neither of our product candidates nor any product candidates we may seek to develop in the future will ever obtain the appropriate regulatory approvals necessary for us or any future collaborators to commence product sales. Any delay in completing development, obtaining or failure to obtain required approvals could also materially adversely affect our ability or that of any of our collaborators to generate revenue from any such product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

It may take longer and cost more to complete our clinical trials than we project, or we may not be able to complete them at all.

For budgeting and planning purposes, we have projected the date for the commencement of future trials, and continuation and completion of our ongoing clinical trials. However, a number of factors, including scheduling conflicts with participating clinicians and clinical institutions, and difficulties in identifying and enrolling patients who meet trial eligibility criteria, may cause significant delays. We may not commence or complete clinical trials involving any of our products as projected or may not conduct them successfully.

We have opened enrollment of our company-sponsored, Phase 2 clinical trials to establish the feasibility of our product, and to assess its overall safety in patients with metastatic melanoma, cervical and head and neck cancers. However, we may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Accordingly, we cannot guarantee that the trial will progress as planned or as scheduled. Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our ongoing clinical trial and planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

We expect to rely on medical institutions, academic institutions or CROs to conduct, supervise or monitor some or all aspects of clinical trials involving our products. We will have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. If we fail to commence or complete, or experience delays in, any of our planned clinical trials, our stock price and our ability to conduct our business as currently planned could be harmed.

We currently anticipate that we will have to rely on our CMOs to manufacture our adoptive cell therapy products for clinical trials. If they fail to commence or complete, or experiences delays in, manufacturing our adoptive cell therapy products, our planned clinical trials will be delayed, which will adversely affect our stock price and our ability to conduct our business as currently planned.

Clinical trials are expensive, time-consuming and difficult to design and implement, and our clinical trial costs may be higher than for more conventional therapeutic technologies or drug products.

Clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Because our product candidates are based on new cell therapy technologies and manufactured on a patient-by-patient basis, we expect that they will require extensive research and development and have substantial manufacturing costs. In addition, costs to treat patients with relapsed/refractory cancer and to treat potential side effects that may result from our product candidates can be significant. Some clinical trial sites may not bill, or obtain coverage from, Medicare, Medicaid, or other third-party payors for some or all of these costs for patients enrolled in our clinical trials, and we may be required by those trial sites to pay such costs. Accordingly, our clinical trial costs are likely to be significantly higher per patient than those of more conventional therapeutic technologies or drug products. In addition, our proposed personalized product candidates involve several complex and costly manufacturing and processing steps, the costs of which will be borne by us. Depending on the number of patients we ultimately enroll in our trials, and the number of trials we may need to conduct, our overall clinical trial costs may be higher than for more conventional treatments.

Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which would prevent or delay regulatory approval and commercialization.

The clinical trials of our product candidates are, and the manufacturing and marketing of our products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. Because our product candidates are subject to regulation as biological drug products, we will need to demonstrate that they are safe, pure, and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use. The risk/benefit profile required for product licensure will vary depending on these factors and may include not only the ability to show tumor shrinkage, but also adequate duration of response, a delay in the progression of the disease, and/or an improvement in survival. For example, response rates from the use of our product candidates may not be sufficient to obtain regulatory approval unless we can also show an adequate duration of response. Regulatory authorities may ultimately disagree with our chosen endpoints or may find that our studies or study results do not support product approval. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates with small patient populations may not be predictive of the results of later-stage clinical trials or the results once the applicable clinical trials are completed. Preliminary, single cohort, or top-line results from clinical studies may not be representative of the final study results. The results of studies in one set of patients or line of treatment may not be predictive of those obtained in another and the results in various human clinical trials reported in scientific and medical literature may not be indicative of results we obtain in our clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Preclinical studies may also reveal unfavorable product candidate characteristics, including safety concerns.

We expect there may be greater variability in results for products processed and administered on a patient-by-patient basis, as anticipated for our product candidates, than for “off-the-shelf” products, like many other drugs. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. Our current and future clinical trial results may not be successful. Moreover, should there be a flaw in a clinical trial, it may not become apparent until the clinical trial is well advanced. Further, because we currently plan to develop our product candidates for use with other oncology products, the design, implementation, and interpretation of the clinical trials necessary for marketing approval may be more complex than if we were developing our product candidates alone.

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

We have reported preliminary results for clinical trials of our product candidates, including TIL for the treatment of metastatic melanoma, cervical cancer, and head and neck cancers. These preliminary results, which include assessments of efficacy such as ORR, are subject to substantial risk of change due to small sample sizes, and may change as patients are evaluated or as additional patients are enrolled in these clinical trials. These outcomes may be unfavorable, deviate from our earlier reports, and/or delay or prevent regulatory approval or commercialization of our product candidates, including candidates for which we have reported preliminary efficacy results. In clinical studies where a staged expansion is expected, such as studies using a Simon’s two stage design, these outcomes may result in the failure to meet an initial efficacy threshold for the first stage. Furthermore, other measures of efficacy for these clinical trials and product candidates may not be as favorable.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may experience difficulties or delays in patient enrollment in our clinical trials for a variety of reasons, including:

•	the size and nature of the patient population;
•	the severity of the disease under investigation;
•	the patient eligibility criteria defined in the protocol;
•	the size of the study population required for analysis of the trial’s primary endpoints;
•	the proximity of patients to trial sites;
•	the design of the trial;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	the efforts to facilitate timely enrollment in clinical trials and the effectiveness of recruiting publicity;
•	the patient referral practices of physicians;
•	competing clinical trials for similar therapies or other new therapeutics not involving cell-based immunotherapy;
•	clinicians’ and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating;
•	clinical investigators enrolling patients who do not meet the enrollment criteria, requiring the inclusion of additional patients in the clinical trial;
•	our ability to obtain and maintain patient consents; and
•	the risk that patients enrolled in clinical trials will not complete a clinical trial, return for post-treatment follow-up, or follow the required study procedures. For instance, patients, including patients in our control groups, may withdraw from the clinical trial if they are not experiencing improvement in their underlying disease or condition. Withdrawal of patients from our clinical trials may compromise the quality of our data.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Because the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitor’s use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy and approved immunotherapies, rather than enroll patients in any future clinical trial. In addition, potential enrollees may opt to participate in alternate clinical trials because of the length of time between the time that their tumor is excised and the TIL is infused back into the patient.

Even if we are able to enroll a sufficient number of patients in our clinical trials, delays in patient enrollment or small population size may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us, IRBs, or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Even if we were to receive product approval, such approval could be contingent on inclusion of unfavorable information in our product labeling, such as limitations on the indicated uses for which the products may be marketed or distributed, a label with significant safety warnings, including boxed warnings, contraindications, and precautions, a label without statements necessary or desirable for successful commercialization, or requirements for costly post marketing testing and surveillance, or other requirements, including REMS, to monitor the safety or efficacy of the products, and in turn prevent us from commercializing and generating revenues from the sale of our current or future product candidates.

If unacceptable toxicities arise in the development of our product candidates, we, an IRB or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials, order our clinical trials to be placed on clinical hold, or deny approval of our product candidates for any or all targeted indications. The FDA or comparable foreign regulatory authorities may also require additional data, clinical, or pre-clinical studies should unacceptable toxicities arise. We may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk/benefit perspective. Toxicities associated with our trials and products may also negatively impact our ability to conduct clinical trials using TIL therapy in larger patient populations, such as in patients that have not yet been treated with other therapies or have not yet progressed on other therapies.

Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete our trials or result in potential product liability claims. Such toxicities, which may arise from TIL therapy in general, including co-therapies, may include, for example, pyrexia, anaemia, neutrophil and platelet count decrease, febrile neutropenia, fatigue, chills, hyponatremia, and hypotension. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from personalized cell therapy are not normally encountered in the general patient population and by medical personnel. Any of these occurrences may harm our business, financial condition and prospects significantly.

The manufacture of our product candidates is complex, and we may encounter difficulties in production, particularly with respect to process development or scaling-out of our manufacturing capabilities. If we, or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

Our product candidates are biologics and the process of manufacturing our products is complex, highly-regulated and subject to multiple risks. The manufacture of our product candidates involves complex processes, including harvesting tumor fragments from patients, multiplying the T cells to obtain the desired dose, and ultimately infusing the T cells back into a patient. As a result of the complexities, the cost to manufacture biologics is generally higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and is more difficult to reproduce. Our manufacturing process will be susceptible to product loss or failure due to logistical issues associated with the collection of tumor cells, or starting material, from the patient, shipping such material to the manufacturing site, shipping the final product back to the patient, and infusing the patient with the product, manufacturing issues associated with the differences in patient starting tumors, interruptions in the manufacturing process, contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in cell growth, and variability in product characteristics. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If for any reason we lose a patient’s tumor, or later-developed product at any point in the process, or if any product does not meet the applicable specifications, the manufacturing process for that patient will need to be restarted and the resulting delay may adversely affect that patient’s outcome. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

Because our product candidates are manufactured specifically for each individual patient, we will be required to maintain a chain of identity with respect to the patient’s tumor as it moves from the patient to the manufacturing facility, through the manufacturing process, and back to the patient. Maintaining such a chain of identity is difficult and complex, and failure to do so could result in adverse patient outcomes, loss of product, or regulatory action including withdrawal of our products from the market. Further, as product candidates are developed through preclinical to late stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials or otherwise necessitate the conduct of additional studies.

Currently, our product candidates are manufactured using processes developed or modified by us or by our third-party research institution collaborators that we may not intend to use for more advanced clinical trials or commercialization. We have selected Gen 2 as the manufacturing process for product registration, and all ongoing and future company-sponsored clinical trials. Although we believe Gen 2 is a commercially viable process, there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-out, process reproducibility, stability issues, lot consistency, and timely availability of raw materials. As a result of these challenges, we may experience delays in our clinical development and/or commercialization plans. We may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

Our current manufacturing strategy involves the use of CMOs. Currently our product candidates are manufactured by WuXi, PharmaCell, and Moffitt. Should we continue to use CMOs, we may not succeed in maintaining our relationships with our current CMOs or establishing relationships with additional or alternative CMOs. Our product candidates may compete with other products and product candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing for us and willing to do so. If our CMOs should cease manufacturing for us, we would experience delays in obtaining sufficient quantities of our product candidates for clinical trials and, if approved, commercial supply. Further, our CMOs may breach, terminate, or not renew these agreements. If we were to need to find alternative manufacturing facilities it would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. The commercial terms of any new arrangement could be less favorable than our existing arrangements and the expenses relating to the transfer of necessary technology and processes could be significant.

Reliance on third-party manufacturers entails exposure to risks to which we would not be subject if we manufactured the product candidate ourselves, including:

•	inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;
•	reduced day-to-day control over the manufacturing process for our product candidates as a result of using third-party manufacturers for all aspects of manufacturing activities;
•	reduced control over the protection of our trade secrets and know-how from misappropriation or inadvertent disclosure;
•	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that may be costly or damaging to us or result in delays in the development or commercialization of our product candidates; and
•	disruptions to the operations of our third-party manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier.

In the future, we may seek to establish our own manufacturing capabilities and infrastructure, including a manufacturing facility. We would expect that development of our own manufacturing facility would provide us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes, and allow for better long-term margins. However, we have no experience as a company in developing a manufacturing facility and may never be successful in developing our own manufacturing facility or capability. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, power failures, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

The manufacture of biopharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of therapeutics often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, and compliance with strictly enforced federal, state, and foreign regulations.

Moreover, any problems or delays we or our CMOs experience in preparing for commercial scale manufacturing of a product candidate or component may result in a delay in FDA approval of the product candidate or may impair our ability to manufacture commercial quantities or such quantities at an acceptable cost, which could result in the delay, prevention, or impairment of clinical development and commercialization of our product candidates and could adversely affect our business. Furthermore, if we or our commercial manufacturers fail to deliver the required commercial quantities of our product candidates on a timely basis and at reasonable costs, we would likely be unable to meet demand for our products and we would lose potential revenues.

In addition, the manufacturing process and facilities for any products that we may develop is subject to FDA and foreign regulatory authority approval processes, and we or our CMOs will need to meet all applicable FDA and foreign regulatory authority requirements, including cGMPs, on an ongoing basis. The cGMP requirements include quality control, quality assurance, and the maintenance of records and documentation. The FDA and other regulatory authorities enforce these requirements through facility inspections. Manufacturing facilities must be approved by the FDA pursuant to inspections that will be conducted after we submit our marketing applications to the agency. Manufacturers are also subject to continuing FDA and other regulatory authority inspections following marketing approval. Further, we, in cooperation with our CMOs, must supply all necessary chemistry, manufacturing, and control documentation in support of a BLA on a timely basis.

Our, or our CMO’s, manufacturing facilities may be unable to comply with our specifications, cGMPs, and with other FDA, state, and foreign regulatory requirements. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of product candidate that may not be detectable in final product testing. If we or our CMOs are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, or in accordance with the strict regulatory requirements, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Deviations from manufacturing requirements may further require remedial measures that may be costly and/or time-consuming for us or a third party to implement and may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

Even to the extent we use and continue to use CMOs, we are ultimately responsible for the manufacture of our products and product candidates. A failure to comply with these requirements may result in regulatory enforcement actions against our manufacturers or us, including fines and civil and criminal penalties, which could result in imprisonment, suspension or restrictions of production, suspension, injunctions, delay or denial of product approval or supplements to approved products, clinical holds or termination of clinical studies, warning or untitled letters, regulatory authority communications warning the public about safety issues with the biologic, refusal to permit the import or export of the products, product seizure, detention, or recall, operating restrictions, suits under the civil False Claims Act, corporate integrity agreements, consent decrees, or withdrawal of product approval.

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

Manufacturing our product candidates will require many reagents, which are substances used in our manufacturing processes to bring about chemical or biological reactions, and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. We currently depend on a limited number of vendors for certain materials and equipment used in the manufacture of our product candidates. Some of these suppliers may not have the capacity to support clinical trials and commercial products manufactured under cGMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. We also do not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Accordingly, we may experience delays in receiving key materials and equipment to support clinical or commercial manufacturing.

For some of these reagents, equipment, and materials, we rely and may in the future rely on sole source vendors or a limited number of vendors. An inability to continue to source product from any of these suppliers, which could be due to a number of issues, including regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands, or quality issues, could adversely affect our ability to satisfy demand for our product candidates, which could adversely and materially affect our product sales and operating results or our ability to conduct clinical trials, either of which could significantly harm our business.

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

Our TIL based therapy is based on the adoptive cell therapy technology that we licensed from the NIH and that is presently in use as a physician-sponsored investigational therapy for the treatment of Stage IV metastatic melanoma in the United States at the NCI, M.D. Anderson Cancer Center, and Moffit. These current methods of treatment are very labor intensive and expensive, which has limited its widespread application. We have developed a new process, Gen 2, that we anticipate will enable more efficient manufacturing of TIL. We may have difficulty demonstrating that the products produced from our new processes are identical to the existing products. The FDA may require additional clinical testing before permitting a larger clinical trial with the new processes, and the product may not be as efficacious in the new clinical trials. Cellular products are not considered as well characterized products because there are hundreds of markers present on these cells, and even small changes in manufacturing processes could alter the cell types. It is unclear at this time which of those markers are critical for success of these cells to combat cancer, so our ability to predict the outcomes with newer manufacturing processes is limited. The changes that we have made to the historical manufacturing process may require additional testing, which may increase costs and timelines associated with these developments.

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

Our research and development programs are at an early stage. We must demonstrate our products’ safety and efficacy in humans through extensive clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our products, including but not limited to the following:

•	safety and efficacy results in various human clinical trials reported in scientific and medical literature may not be indicative of results we obtain in our clinical trials;
•	after reviewing test results, we or our collaborators may abandon projects that we might previously have believed to be promising;
•	we, our collaborators or regulators, may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks;
•	the effects our potential products have may not be the desired effects or may include undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if approved;

•	manufacturers may not meet the necessary standards for the production of the product candidates or may not be able to supply the product candidates in a sufficient quantity; and
•	regulatory authorities may find that our clinical trial design or conduct does not meet the applicable approval requirements.

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

Although we opened our own research and development laboratory in 2014, we are continuing to fully develop our research and development capabilities. In addition, we conduct a portion of our research and development under the CRADA with the NCI. Under the CRADA, the NCI currently engage in research and development related to the development of improved methods of large scale unmodified TIL generation for the treatment of patients with metastatic melanoma, bladder, lung, breast, and HPV-associated cancers. We are obligated to make annual payments of $2.0 million under the CRADA. In addition, although the CRADA has a five-year term, either party to the CRADA has the right to terminate the CRADA upon 60 days’ notice to the other party. As a result, no assurance can be given that the NCI will not terminate, or that we will renew, the CRADA that expires in August 2021 and that the CRADA will, therefore, remain in effect until we complete our desired research thereunder.

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

Under the CRADA, we have an option to negotiate commercialization licenses from the NIH to intellectual property relating to TIL-based product candidates developed as part of the CRADA research plan. However, we would have to negotiate with the NIH for such a license. There can be no assurance that we would be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to acquire. Further, to the extent we would like to negotiate a license to a patent filed before the CRADA was entered into, another party may object to the NIH granting us a license during a 30-day public notification period, and the NIH may decide not to grant us the license.

We collaborate with governmental, academic and corporate partners to improve and develop TIL therapies for new indications for use in combination with other therapies and to evaluate new TIL manufacturing methods, the results of which, because the manufacturing processes are not within our control, may be incorrect or unreliable.

In addition to our own research and process development efforts, we seek to collaborate with government, academic research institutions and corporate partners to improve TIL manufacturing and to develop TIL therapies for new indications. In 2017, we announced collaborations with Moffitt, M.D. Anderson and Ohio State University to evaluate several new solid tumor and hematologic indications for TIL therapy in clinical and preclinical studies as well as, in some cases, new TIL manufacturing approaches. In September 2016, we entered into a license agreement with PolyBioCept and a related clinical trial with Karolinska University Hospital to evaluate a new cytokine cocktail for TIL manufacturing and the treatment of patients with pancreatic cancer and glioblastoma. The results of these collaborations may be used to support our filing with the FDA of INDs to conduct more advanced clinical trials of our product candidates, or to otherwise analyze or make predictions or decisions with respect to our current or future product candidates. However, because the majority of our collaborations are conducted at outside laboratories and we do not have complete control over how the studies are conducted or the manufacturing methods used to manufacture TIL product, the results of such studies, which we may use as the basis for our conclusions, projections or decisions with respect to our current or future product candidates, may be incorrect or unreliable, Additionally, we may use third party data to analyze, reach conclusions or make predictions or decisions with respect to our product candidates that may be incomplete, inaccurate or otherwise unreliable.

We will need additional financing to fund our operations and complete the development and commercialization of our various product candidates, and if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our product candidates. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Our operations have consumed substantial amounts of cash since inception. From our inception to December 31, 2017, we have an accumulated deficit of $249.2 million. In addition, our research and development and our operating costs have also been substantial and are expected to increase. We expect to continue to spend substantial amounts to continue the clinical development of our product candidates. As of December 31, 2017, we had $145.4 million in cash and cash equivalents. In January 2018, we closed an underwritten public offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by us, were $161.7 million. Accordingly, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 24 months from the date this Annual Report on Form 10-K is issued. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may require additional capital for the further development and commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Moreover, our fixed expenses such as rent, minimum payments to our contract manufacturers, and other contractual commitments, including those for our research collaborations, are substantial and are expected to increase in the future.

We will need to obtain additional financing to fund our future operations, including completing the development and commercialization of our product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

•	Progress, timing, scope and costs of our clinical trials, including the ability to timely initiate clinical sites, enroll subjects and manufacture TIL for treatment for patients in our ongoing, planned and potential future clinical trials;
•	Time and cost necessary to obtain regulatory approvals that may be required by regulatory authorities to execute clinical trials or commercialize our product;
•	Our ability to successfully commercialize our product candidates, if approved;
•	Our ability to have clinical and commercial product successfully manufactured consistent with FDA and European Medicines Agency, or EMA, regulations;
•	Amount of sales and other revenues from product candidates that we may commercialize, if any, including the selling prices for such potential products and the availability of adequate third-party coverage and reimbursement for patients;
•	Sales and marketing costs associated with commercializing our products, if approved, including the cost and timing of building our marketing and sales capabilities;
•	Terms and timing of our current and any potential future collaborations, licensing or other arrangements that we have established or may establish;
•	Cash requirements of any future acquisitions or the development of other product candidates;
•	Costs of operating as a public company;
•	Time and cost necessary to respond to technological, regulatory, political and market developments;
•	Costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	Costs associated with any potential business or product acquisitions, strategic collaborations, licensing agreements or other arrangements that we may establish.

Until we can generate a sufficient amount of revenue, we may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances and marketing or distribution arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay or reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. Our current license and collaboration agreements may also be terminated if we are unable to meet the payment obligations under those agreements. As a result, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

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

Subject to various spending levels approved by the Board of Directors, our management will have broad discretion in the use of the net proceeds from our capital raises, including our January 2018 and September 2017 public offerings, and may not use them effectively.

Our management will have discretion in the application of the net proceeds from our capital raises, including our January 2018 and September 2017 public offerings, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from those capital raises are being used appropriately. You may not agree with our decisions, and our use of the proceeds from our capital raises may not yield any return to stockholders. Because of the number and variability of factors that will determine our use of the net proceeds from our capital raises, including our January 2018 and September 2017 public offerings, their ultimate use may vary substantially from their currently intended use. Our failure to apply the net proceeds of our capital raises, including our January 2018 and September 2017 public offerings, effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. Stockholders will not have the opportunity to influence our decisions on how to use our net proceeds from capital raises, including our January 2018 and September 2017 public offerings. Pending their use, we may invest the net proceeds from our capital raises, including our January 2018 and September 2017 public offerings, in short-term, investment-grade, interest-bearing instruments and U.S. government securities. These temporary investments are not likely to yield a significant return.

The use of our net operating loss carryforwards and research tax credits may be limited.

Our net operating loss carryforwards and any future research and development tax credits may expire and not be used. As of December 31, 2017, we had U.S. federal net operating loss carryforwards of approximately $143.3 million. Our net operating loss carryforwards arising in taxable years ending on or prior to December 31, 2017 will begin expiring in 2027 if we have not used them prior to that time. Net operating loss carryforwards arising in taxable years ending after December 31, 2017 are no longer subject to expiration under the Internal Revenue Code of 1986, as amended, or the Code. Additionally, our ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Sections 382 and 383 of the Code, respectively, if we have a cumulative change in ownership of more than 50% within a three-year period.

We have performed an IRC Section 382 analysis as of December 31, 2017. Per the analysis, the May 2013 recapitalization, private placements in 2014 and 2016 may have already triggered such an ownership change. As a result, the federal and state carryforwards associated with the net operating loss and credit deferred tax assets were reduced by the amount of tax attributes estimated to expire during their respective carryforward periods. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. In addition, certain states have suspended use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

Recently enacted tax reform legislation in the U.S. could adversely affect our business and financial condition.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes under the Tax Act include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of orphan drugs). The overall impact of the new federal tax law is uncertain, and our business and financial condition could be adversely affected. For example, because of the tax rate decrease, our deferred tax assets and our corresponding valuation allowance against these deferred tax assets have been reduced and may continue to be adversely impacted. In addition, it is uncertain if and to what extent various states will conform to Tax Act and what effect that legal challenges will have on the Tax Act, including litigation in the U.S. and international challenges brought at organizations such as the World Trade Organization. The impact of the Tax Act on holders of our common stock is also uncertain and could be adverse. Investors should consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

No adoptive cell therapy using TIL has been approved for marketing in the FDA. Consequently, there is no precedent for the successful commercialization of products based on our technologies. In addition, we have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain timely FDA approvals, if at all. We have not yet sought FDA approval for any adoptive cell therapy product. We will not be able to commercialize any of our potential products until we obtain FDA approval, and so any delay in obtaining, or inability to obtain, FDA approval would harm our business.

If we violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we may face a number of regulatory consequences, including refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold or termination of clinical trials, warning letters, untitled letters, cyber letters, modification of promotional materials or labeling, provision of corrective information, imposition of post-market requirements including the need for additional testing, imposition of distribution or other restrictions under a REMS, product recalls, product seizures or detentions, refusal to allow imports or exports, total or partial suspension of production or distribution, FDA debarment, injunctions, fines, consent decrees, corporate integrity agreements, debarment from receiving government contracts, and new orders under existing contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement, or civil or criminal penalties, including fines and imprisonment, and adverse publicity, among other adverse consequences. Additionally, we may not be able to obtain the labeling claims necessary or desirable for the promotion of our products. We may also be required to undertake post-marketing trials. In addition, if we or others identify side effects after any of our adoptive cell therapies are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn, and reformulation of our products may be required.

We may not be able to license new TIL technology from the NIH and others.

An element of our intellectual property portfolio is to license additional rights and technologies from the NIH. Our inability to license the rights and technologies that we have identified, or that we may in the future identify, could have a material adverse impact on our ability to complete the development of our products or to develop additional products. No assurance can be given that we will be successful in licensing any additional rights or technologies from the NIH and others. Failure to obtain additional rights and licenses may detrimentally affect our planned development of additional product candidates and could increase the cost, and extend the timelines associated with our development of such other products.

The market opportunities for our product candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small.

The FDA often approves new therapies initially only for use in patients with relapsed or refractory metastatic disease. We expect to initially seek approval of our product candidates in this setting and are currently studying these patient populations. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval in earlier lines of treatment and potentially as a first line therapy, but there is no guarantee that our product candidates, even if approved, would be approved for earlier lines of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers who are in a position to receive second or third line therapy, and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research by third parties, and may prove to be incorrect. Further, new studies or approvals of new therapeutics may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates and may also be limited by the cost of our treatments and the reimbursement of those treatment costs by third-party payors. For instance, we expect LN-144 to initially target a small patient population that suffers from metastatic melanoma. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

We are required to pay substantial royalties and lump sum benchmark payments under our license agreements with the NIH and PolyBioCept, and we must meet certain milestones to maintain our license rights.

Under our license agreements with the NIH for our adoptive cell therapy technologies, we are currently required to pay both substantial benchmark payments and royalties to that institution based on our revenues from sales of our products utilizing the licensed technologies. Likewise, under our license agreement with PolyBioCept, we are required to make lump sum payments if, and when certain product sales targets are achieved. These payments could adversely affect the overall profitability for us of any products that we may seek to commercialize under the NIH or PolyBioCept licenses. In order to maintain our license rights under the NIH and PolyBioCept license agreements, we will need to meet certain specified milestones, subject to certain cure provisions, in the development of our product candidates. There is no assurance that we will be successful in meeting these milestones on a timely basis, or at all.

Because our current products represent, and our other potential product candidates will represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, the market acceptance, third-party reimbursement coverage and the commercial potential of our product candidates.

Human immunotherapy products are a new category of therapeutics. Because this is a relatively new and expanding area of novel therapeutic interventions, there are many uncertainties related to development, marketing, reimbursement, and the commercial potential for our product candidates. There can be no assurance as to the length of the trial period, the number of patients the FDA will require to be enrolled in the trials in order to establish the safety, efficacy, purity and potency of immunotherapy products, or that the data generated in these trials will be acceptable to the FDA to support marketing approval. The FDA may take longer than usual to come to a decision on any BLA that we submit and may ultimately determine that there is not enough data, information, or experience with our product candidates to support an approval decision. The FDA may also require that we conduct additional post-marketing studies or implement risk management programs, such as REMS until more experience with our product candidates is obtained. Finally, after increased usage, we may find that our product candidates do not have the intended effect or have unanticipated side effects, potentially jeopardizing initial or continuing regulatory approval and commercial prospects.

We may also find that the manufacture of our product candidates is more difficult than anticipated, resulting in an inability to produce a sufficient amount of our product candidates for our clinical trials or, if approved, commercial supply. Moreover, because of the complexity and novelty of our manufacturing process, there are only a limited number of manufacturers who have the capability of producing our product candidates. Should any of our contract manufacturers no longer produce our product candidates, it may take us significant time to find a replacement, if we are able to find a replacement at all.

There is no assurance that the approaches offered by our products will gain broad acceptance among doctors or patients or that governmental agencies or third-party medical insurers will be willing to provide reimbursement coverage for proposed product candidates. Moreover, we do not have verifiable internal marketing data regarding the potential size of the commercial market for our product candidates, nor have we obtained current independent marketing surveys to verify the potential size of the commercial markets for our current product candidates or any future product candidates. Since our current product candidates and any future product candidates will represent novel approaches to treating various conditions, it may be difficult, in any event, to accurately estimate the potential revenues from these product candidates. Accordingly, we may spend significant capital trying to obtain approval for product candidates that have an uncertain commercial market. The market for any products that we successfully develop will also depend on the cost of the product. We do not yet have sufficient information to reliably estimate what it will cost to commercially manufacture our current product candidates, and the actual cost to manufacture these products could materially and adversely affect the commercial viability of these products. Our goal is to reduce the cost of manufacturing and providing our therapies. However, unless we can reduce those costs to an acceptable amount, we may never be able to develop a commercially viable product. If we do not successfully develop and commercialize products based upon our approach or find suitable and economical sources for materials used in the production of our products, we will not become profitable, which would materially and adversely affect the value of our common stock.

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

Pursuant to the CRADA, and in cooperation with our contract manufacturers and potentially other manufacturers, we have developed and are developing improved methods for the generating and selecting autologous TILs, and to develop methods for large-scale production of autologous TILs that are in accord with current cGMP procedures. Developing a new, scaled-up, pharmaceutical manufacturing process that can more efficiently and cost effectively, and in a more automated manner measure, produce and control the physical and/or chemical attributes of our products in a cGMP facility is subject to many uncertainties and difficulties. We have never manufactured our adoptive cell therapy product candidate on a commercial scale, nor have our partners. As a result, we cannot give any assurance that we will be able to establish a manufacturing process that can produce our products in compliance with the applicable regulatory requirements, at a cost or in quantities necessary to make them commercially viable. Moreover, our third-party manufacturers will have to continually adhere to current cGMP regulations enforced by the FDA through its facilities inspection program. If the facilities of these manufacturers cannot pass a pre-approval plant inspection, the FDA pre-market approval of our products will not be granted. In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our products meet applicable specifications and other requirements. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory action. No assurance can be given that we will be able to develop such a manufacturing process, or that our partners will thereafter be able to establish and operate such a production facility.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. Large judgements have also been awarded in class action lawsuits based on therapeutics that had unanticipated side effects. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates;
•	injury to our reputation;
•	withdrawal of clinical trial participants or sites and potential termination of clinical trial sites or entire clinical programs;
•	initiation of investigations by regulators, refusal to approve marketing applications or supplements, and withdrawal or limitation of product approvals;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue;
•	significant negative media attention;
•	exhaustion of any available insurance and our capital resources;
•	the inability to commercialize any product candidate; and
•	a decline in our share price.

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with corporate collaborators. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. While we have obtained clinical trial insurance for our Phase 2 clinical trials, we may have to pay amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

We face significant competition from other biotechnology and pharmaceutical companies and from non-profit institutions.

Competition in the field of cancer therapy is intense and is accentuated by the rapid pace of technological development. Research and discoveries by others may result in breakthroughs which may render our products obsolete even before they generate any revenue. There are products that are approved and currently under development by others that could compete with the products that we are developing. Many of our potential competitors have substantially greater research and development capabilities and approval, manufacturing, marketing, financial and managerial resources and experience than we do. Our competitors may:

•	develop safer, more convenient or more effective immunotherapies and other therapeutic products;
•	develop therapies that are less expensive or have better reimbursement from private or public payors;
•	reach the market more rapidly, reducing the potential sales of our products; or
•	establish superior proprietary positions.

Potential competitors in the market for treating metastatic melanoma are companies such as Bristol-Myers Squibb, Roche/Genentech, Merck, Amgen, Pfizer, and Novartis, which already have products on the market or in development. Other companies, such as Celgene, Juno Therapeutics, Gilead Sciences and Adaptimmune, which are focused on genetically engineered T-cell technologies to treat cancer, may also be competitors. All of these companies, and most of our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources, and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the United States and internationally. Our competitors may obtain regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in competitors establishing a strong market position before we are able to enter the market.

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

Our lead product candidate, LN-144, is a therapy for the treatment of metastatic melanoma. Currently, there are numerous companies that are developing various alternate treatments for melanoma. Accordingly, LN-144 faces significant competition in the melanoma treatment space from multiple companies. Even if we obtain regulatory approval of LN-144, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our melanoma therapy. We may not be able to implement our business plan if the acceptance of our products is inhibited by price competition or the reluctance of physicians to switch from other methods of treatment to our product, or if physicians switch to other new therapies, drugs or biologic products or choose to reserve our product for use in limited circumstances.

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

We are dependent on third parties to support our research, development and manufacturing activities and, therefore, are subject to the efforts of these parties and our ability to successfully collaborate with these third parties.

As a result of our current strategy to outsource most of our manufacturing, we rely very heavily on third parties to perform for us the manufacturing of our products for our clinical trials. We also license a significant portion of our technology from others and, except for the Gen 2 process which we have developed internally, at this time, we do not own any intellectual properties or technologies. We intend to rely upon our contract manufacturers to produce large quantities of materials needed for clinical trials and potentially product commercialization. Third party manufacturers may not be able to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical testing may be delayed, thereby delaying the submission of products for regulatory approval or the market introduction and subsequent sales of our products. Any such delay may lower our revenues and potential profitability.

In addition, in order to supplement our own efforts to improve TIL manufacturing and develop TIL therapies in new indications in clinical trials, we currently work and collaborate with government and academic research institutions, medical institutions and corporate partners such as the NCI, Moffitt, MedImmune, and the Karolinska University Hospital. We also intend to continue to enter into additional third-party collaborative agreements in the future. However, we may not be able to successfully negotiate any additional collaborative arrangements. If established, these relationships may not be scientifically or commercially successful. The success of these and future collaborations and joint development arrangements may be subject to numerous risks and uncertainties, including the inability or unwillingness of our partners to perform in the manner, or to the extent anticipated, and may also be subject to disagreements regarding the rights, interests, and performance of the counterparties under our licenses and development agreements. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercialization of the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority under the collaboration agreement.

With regard to future collaboration efforts, we face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and, an evaluation by the proposed collaborator of a number of similar or unique factors.

Collaborations with biopharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect us financially and could harm our business reputation. Any collaboration may pose a number of risks, including the following:

•	collaborators may not perform their obligations as expected;
•	collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•	collaborators could fail to make timely regulatory submissions for a product candidate;
•	collaborators may not comply with all applicable regulatory requirements or may fail to report safety data in accordance with all applicable regulatory requirements;
•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•	product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
•	a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product candidate or product;
•	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time consuming and expensive;
•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
•	collaborator may be involved in a business combination, resulting in the decreased emphasis or termination of development or commercialization of any product candidate subject to the collaboration agreement;
•	termination of a collaboration agreement may make it more difficult to attract new collaborators and our and our products’ or product candidates’ reputation in the medical, business, and financial communities could be adversely affected.

If any third-party collaborator breaches or terminates its agreement with us or fails to conduct its activities in a timely manner, the commercialization of our products under development could be slowed down or blocked completely. It is possible that our collaborators will change their strategic focus, pursue alternative technologies or develop alternative products, either on their own or in collaboration with others, as a means for developing treatments for the diseases targeted by our collaborative programs. The effectiveness of our collaborators in marketing our products will also affect our revenues and earnings.

Our collaborators will also be required to comply with the applicable regulatory requirements, and, as such, are subject to the same risks as we are. If they do not or are not able to comply with these requirements, we may not be able to use the data generated through their studies to support our future investigational or marketing applications. Collaborator noncompliance may also expose them and us to regulatory enforcement actions.

No assurance can be given that we will be able to successfully collaborate with our partners as anticipated and that our current or future collaborations and clinical trials will be completed as contemplated, support the regulatory approval of our current product candidates, or result in any viable additional product candidates. For instance, to the extent that these collaborators conduct their studies with manufacturing processes that are different than ours or product that is different than ours, the results generated from their studies may not be seen in our current or future studies that employ our manufacturing processes and the results generated from their studies may not support approval of our product candidates.

If we are unable to obtain or maintain suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense.

Development of a product candidate intended for use in combination with an already approved product may present more or different challenges than development of a product candidate for use as a single agent.

We are currently developing LN-144 and LN-145 for use along with IL-2. We and our collaborators are also studying TIL therapy along with other products, such as durvalumab. The development of product candidates for use in combination with another product may present challenges. For example, the FDA may require us to use more complex clinical trial designs, in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of these studies could show that any positive study results are attributable to the already approved product. Moreover, following product approval, the FDA may require that products used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to already approved products, this may require us to work with another company to satisfy such a requirement. Moreover, developments related to the already approved products may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the approved product’s safety or efficacy profile, changes to the availability of the approved product, and changes to the standard of care.

A Fast Track product designation or other designation to facilitate product candidate development may not lead to faster development or a faster regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We were granted Fast Track designation by the FDA for LN-144 in advanced melanoma. We may seek Fast Track designation for other of our current or future product candidates. Receipt of a designation to facilitate product candidate development is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for a designation, the FDA may disagree. In any event, the receipt of such a designation for a product candidate may not result in a faster development process, review, or approval compared to product candidates considered for approval under conventional the FDA procedures and does not assure ultimate marketing approval by the FDA. In addition, the FDA may later decide that the products no longer meet the designation conditions.

While LN-144 has received orphan drug designation, there is no guarantee that we will be able to maintain this designation, receive this designation for any of our other product candidates, or receive or maintain any corresponding benefits, including periods of exclusivity.

We received orphan drug designation for LN-144 in the United States to treat malignant melanoma stages IIB-IV. We may also seek orphan drug designation for our other product candidates, as appropriate. Orphan designation, however, may be lost if the indication for which we develop our designated product candidates do not meet the orphan criteria. Moreover, following product approval, orphan exclusivity may be lost if the FDA determines, among other reasons, that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. Even if we obtain orphan exclusivity, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition and the same product can be approved for different conditions. Even after an orphan product is approved, the FDA can subsequently approve a product containing the same principal molecular features for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer or more effective or makes a major contribution to patient care.

Moreover, the FDA may grant orphan drug designations to multiple of the same products for the same indication. If another sponsor receives FDA approval for an orphan drug designated product that is the same as our product candidates and intended for the same indication before we do, we would be prevented from launching our product in the United States for this indication for a period of at least 7 years.

In response to a court decision regarding the plain meaning of the exclusivity provision of the Orphan Drug Act, the FDA may undertake a reevaluation of aspects of its orphan drug regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business, financial condition, results of operations, and prospects could be harmed.

As a condition of approval, the FDA may require that we implement various post-marketing requirements and conduct post-marketing studies, any of which would require a substantial investment of time, effort, and money, and which may limit our commercial prospects.

As a condition of biologic licensing, the FDA is authorized to require that sponsors of approved BLAs implement various post-market requirements, including REMS and Phase 4 studies. By example, when the FDA approved Novartis’ Kymriah in August 2017, a CAR-T cell therapy for the treatment of patients up to 25 years of age with B-cell precursor acute lymphoblastic leukemia (ALL) that is refractory or in second or later relapse, the FDA required significant post-marketing commitments, including a Phase 4 study, revalidation of a test method, and a substantial REMS program that included, among other requirements, the certification of hospitals and their associated clinics that dispense Kymriah, which certification includes a number of requirements, the implementation of a Kymriah training program, and limited distribution only to certified hospitals and their associated clinics. If we receive approval of our product candidates, the FDA may determine that similar or additional post-approval requirements are necessary to ensure that our product candidates are safe, pure, and potent. To the extent that we are required to establish and implement any post-approval requirements, we will likely need to invest a significant amount of time, effort, and money. Such post-approval requirements may also limit the commercial prospects of our product candidates.

If we are unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, if they are approved, we may be unable to generate product revenues.

We currently do not have a commercial infrastructure for the marketing, sale, and distribution of biopharmaceutical products. If approved, in order to commercialize our products, we must build our marketing, sales, and distribution capabilities or make arrangements with third parties to perform these services, which will take time and require significant financial expenditures and we may not be successful in doing so. Even if we are able to effectively establish a sales force and develop a marketing and sales infrastructure, our sales force and marketing teams may not be successful in commercializing our current or future product candidates. To the extent we rely on third parties to commercialize any products for which we obtain regulatory approval, we would have less control over their sales efforts, and could be held liable if they failed to comply with applicable legal or regulatory requirements.

We have no prior experience in the marketing, sale, and distribution of biopharmaceutical products, and there are significant risks involved in the building and managing of a commercial infrastructure. The establishment and development of commercial capabilities, including compliance plans, to market any products we may develop will be expensive and time consuming and could delay any product launch, and we may not be able to successfully develop this capability. We, or our collaborators, will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, manage, and retain marketing and sales personnel. In the event we are unable to develop a marketing and sales infrastructure, we may not be able to commercialize our current or future product candidates, which would limit our ability to generate product revenues. Factors that may inhibit our efforts to commercialize our current or future product candidates include:

•	the inability to recruit, train, manage, and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe our current or future product candidates;
•	our inability to effectively oversee a geographically dispersed sales and marketing team;
•	the costs associated with training sales and marketing personnel on legal and regulatory compliance matters and monitoring their actions;
•	an inability to secure adequate coverage and reimbursement by government and private health plans;
•	the clinical indications for which the products are approved and the claims that we may make for the products;
•	limitations or warnings, including distribution or use restrictions, contained in the products’ approved labeling;
•	any distribution and use restrictions imposed by the FDA or to which we agree as part of a mandatory REMS or voluntary risk management plan;
•	liability for sales or marketing personnel who fail to comply with the applicable legal and regulatory requirements;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization or engaging a contract sales organization.

If our product candidates do not achieve broad market acceptance, the revenues that we generate from their sales will be limited.

We have never commercialized a product candidate for any indication. Even if our product candidates are approved by the appropriate regulatory authorities for marketing and sale, they may not gain acceptance among physicians, patients, third-party payors, and others in the medical community. If any product candidate for which we obtain regulatory approval does not gain an adequate level of market acceptance, we may not generate significant product revenues or become profitable. Market acceptance of our product candidates by the medical community, patients, and third-party payors will depend on a number of factors, some of which are beyond our control. For example, physicians are often reluctant to switch their patients and patients may be reluctant to switch from existing therapies even when new and potentially more effective or safer treatments enter the market.

Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of any of our product candidates will depend on a number of factors, including:

•	the efficacy of our product candidates;

•	the prevalence and severity of adverse events associated with such product candidates;

•	the clinical indications for which the products are approved and the approved claims that we may make for the products;

•	limitations or warnings contained in the Product’s FDA-approved labeling, including potential limitations or warnings for such products that may be more restrictive than other competitive products;

•	changes in the standard of care for the targeted indications for such product candidates;

•	the relative difficulty of administration of such product candidates;

•	cost of treatment versus economic and clinical benefit in relation to alternative treatments or therapies;

•	the availability of adequate coverage or reimbursement by third parties, such as insurance companies and other healthcare payors, and by government healthcare programs, including Medicare and Medicaid;

•	the extent and strength of our marketing and distribution of such product candidates;

•	the safety, efficacy, and other potential advantages over, and availability of, alternative treatments already used or that may later be approved for any of our intended indications;

•	distribution and use restrictions imposed by the FDA with respect to such product candidates or to which we agree as part of a mandatory risk evaluation and mitigation strategy or voluntary risk management plan;

•	the timing of market introduction of such product candidates, as well as competitive products;

•	our ability to offer such product candidates for sale at competitive prices;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the extent and strength of our third-party manufacturer and supplier support;

•	the approval of other new products for the same indications;

•	adverse publicity about the product or favorable publicity about competitive products; and

•	potential product liability claims.

Our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful. Even if the medical community accepts that our product candidates are safe and effective for their approved indications, physicians and patients may not immediately be receptive to such product candidates and may be slow to adopt them as an accepted treatment of the approved indications. If our current or future product candidates are approved but do not achieve an adequate level of acceptance among physicians, patients, and third-party payors, we may not generate meaningful revenues from our product candidates, and we may not become profitable.

Our product candidates may face competition sooner than anticipated.

The enactment of the Biologics Price Competition and Innovation Act, or BPCIA, created an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, the FDA cannot make an approval of an application for a biosimilar product effective until 12 years after the original branded product was approved under a BLA. Certain changes, however, and supplements to an approved BLA, and subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the 12-year exclusivity period.

Our product candidates may qualify for the BPCIA’s 12-year period of exclusivity. However, there is a risk that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Additionally, this period of regulatory exclusivity does not block companies pursuing regulatory approval via their own traditional BLA, rather than via the abbreviated pathway. Changes may also be made to this exclusivity period as a result of future legislation as there has been ongoing efforts to reduce the period of exclusivity. Even if we receive a period of BPCIA exclusivity for our first licensed product, if subsequent products do not include a modification to the structure of the product that impacts safety, purity, or potency, we may not receive additional periods of exclusivity for those products. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. Medicare Part B encourages use of biosimilars by paying the provider the same percentage of the reference product, average sale price, or ASP as a mark-up, regardless of which product is reimbursed. It is also possible that payors will give reimbursement preference to biosimilars even over reference biologics absent a determination of interchangeability.

We will need to obtain FDA approval of any proposed product names, and any failure or delay associated with such approval may adversely affect our business.

Any name we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office, or USPTO. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims or contributes to an overstatement of efficacy. If the FDA objects to any of our proposed product names, we may be required to adopt alternative names for our product candidates. If we adopt alternative names, we would lose the benefit of any existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties, and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

Our internal computer systems, or those used by our contract research organizations or other contractors or consultants, may fail or suffer security breaches.

Despite the implementation of security measures, our internal computer systems and those of our contract research organizations and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event was to occur and cause interruptions in our operations, it could result in a disruption of our drug development programs. For example, the loss of clinical study data from completed or ongoing clinical studies for a product candidate could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of any product candidates could be delayed.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

Our operations are dependent upon the services of our executives and our employees who are engaged in research and development. The loss of the services of our executive officers or senior research personnel could delay our product development programs and our research and development efforts. In order to develop our business in accordance with our business plan, we will have to hire additional qualified personnel, including in the areas of research, manufacturing, clinical trials management, regulatory affairs, and sales and marketing. We are continuing our efforts to recruit and hire the necessary employees to support our planned operations in the near term. However, competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense, and no assurance can be given that we will be able attract, hire, retain and motivate the highly skilled employees that we need. Future growth will impose significant added responsibilities on members of management, including:

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

Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. Our efforts to manage our growth are complicated by the fact that nearly all of our executive officers have joined us since June 2016. This lack of long-term experience working together may adversely impact our senior management team’s ability to effectively manage our business and growth.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services. There can be no assurance that the services of these independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality, compliance or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, if at all.

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

We may rely on third parties to perform many essential services for any products that we commercialize, including services related to warehousing and inventory control, distribution, government price reporting, customer service, accounts receivable management, cash collection, and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize our current or future product candidates will be significantly impacted and we may be subject to regulatory sanctions.

We may retain third-party service providers to perform a variety of functions related to the sale and distribution of our current or future product candidates, key aspects of which will be out of our direct control. These service providers may provide key services related to warehousing and inventory control, distribution, customer service, accounts receivable management, and cash collection. If we retain a service provider, we would substantially rely on it as well as other third-party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical or natural damage at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired and we may be subject to regulatory enforcement action.

In addition, we may engage third parties to perform various other services for us relating to adverse event reporting, safety database management, fulfillment of requests for medical information regarding our product candidates and related services. If the quality or accuracy of the data maintained by these service providers is insufficient, or these third parties otherwise fail to comply with regulatory requirements related to adverse event reporting, we could be subject to regulatory sanctions.

Additionally, we may contract with a third-party to calculate and report pricing information mandated by various government programs. If a third party fails to timely report or adjust prices as required or errs in calculating government pricing information from transactional data in our financial records, it could impact our discount and rebate liability, and potentially subject us to regulatory sanctions or False Claims Act lawsuits.

The SEC has issued an administrative order against us that may make it more difficult for us to raise capital in the future.

On April 10, 2017, the SEC issued an administrative order that requires us to cease and desist from committing or causing any violations and any future violations of Sections 5(b), 17(a), and 17(b) of the Securities Act of 1933, as amended, or the Securities Act, and of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The order was entered into as part of our settlement with the SEC in the investigation titled In the Matter of Certain Stock Promotion. The SEC’s investigation, in part, involved the conduct of our former Chief Executive Officer and director, Manish Singh, during the period between September 2013 and April 2014, and the failure by authors of certain articles about our company to disclose that they were compensated by one of our former investor relations firms. The foregoing order may negatively impact our reputation with current and future investors, will disqualify us from effecting private placement transactions in reliance upon any of the exemptions from Securities Act registration afforded by Regulation D, and will limit our ability to make certain communications in future public offerings. As a result, the SEC's order will make it more difficult for us to raise capital in future private and public offerings. We currently anticipate that we will have to raise additional capital in the future to fund our future research, development and commercialization efforts.

We are, and in the future may be, subject to Federal or state securities or related legal actions that could adversely affect our results of operations and our business.

Shortly after the SEC announced settlements with us, with other public companies, and with unrelated parties in the In the Matter of Certain Stock Promotion investigation, two securities class action complaints were filed in the U.S. District Court for the Northern District of California against our company, Manish Singh, and two of our other former officers. On July 20, 2017, the plaintiff in one of the cases filed a notice to voluntarily dismiss that case, and the court entered an order dismissing the complaint on July 21, 2017. On July 26, 2017, the court appointed a movant as lead plaintiff. On September 8, 2017, the lead plaintiff, individually and on behalf of all others similarly situated, filed an amended complaint seeking class action status in the United States District Court for the Northern District of California (Jay Rabkin v. Lion Biotechnologies, Inc., et al., case no. 3:17cv0286) against us, two of our former officers, and the managing member of our former investor relations firm. The amended complaint alleges, among other things, that the defendants violated various provisions of the Securities Exchange Act of 1934 by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh, our former Chief Executive Officer and a former director, and our former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions SEC investigation. On December 15, 2017, a purported shareholder derivative complaint, Kevin Fong v. Manish Singh, et al. (case no. 17:1806), was filed against us, as nominal defendant, and certain of our current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware. The complaint alleges breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder arising from the Securities and Exchange Commission’s investigation in the In the Matter of Certain Stock Promotions matter and our April 10, 2017 settlement thereof, and seeks unspecified damages on behalf of our company and injunctive relief. We intend to vigorously defend against these complaints. However, based on the very early stage of the aforementioned litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters. Furthermore, litigation is inherently uncertain, and there is no assurance as to the outcome of this, or other future cases. We could incur substantial unreimbursed legal fees, settlements, judgments and other expenses in connection with these or other legal and regulatory proceedings that may not qualify for coverage under, or may exceed the limits of, our applicable directors’ and officers’ liability insurance policies and could have a material adverse effect on our financial condition, liquidity and results of operations. The currently pending cases also may distract the time and attention of our officers and directors or divert our other resources away from our ongoing commercial and development programs. An unfavorable outcome in these matters could damage our business and reputation or result in additional claims or proceedings against us.

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

We may also experience delays in completing planned clinical trials for a variety of reasons, including delays related to:

•	the availability of financial resources to commence and complete the planned trials;
•	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•	obtaining approval at each clinical trial site by an independent institutional review board, or IRB, or central IRB;
•	recruiting suitable patients to participate in a trial;
•	having patients complete a trial or return for post-treatment follow-up;
•	clinical trial sites deviating from trial protocol or dropping out of a trial;
•	adding new clinical trial sites; or
•	manufacturing sufficient quantities of qualified materials under cGMPs and applying them on a subject by subject basis for use in clinical trials.

We could also encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted by the FDA or other regulatory authorities, or recommended for suspension or termination by Data Monitoring Committees due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

In order to market and sell our products outside the United States, we or our third-party collaborators may be required to obtain separate marketing approvals and comply with numerous and varying regulatory requirements. Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval policies and requirements may vary among jurisdictions. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval. We or our collaborators may not be able to file for regulatory approval of our product candidates in international jurisdictions or obtain approvals from regulatory authorities outside the United States on a timely basis, if at all.

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

We are, and if we receive regulatory approval of our product candidates, will continue to be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a risk evaluation and mitigation strategy, or REMS, to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA may also require post-approval Phase 4 studies. Moreover, the FDA and comparable foreign regulatory authorities will continue to closely monitor the safety profile of any product even after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may withdraw approval, require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. Any such restrictions could limit sales of the product.

In addition, we, our contractors, and our collaborators are and will remain responsible for FDA compliance, including requirements related to product design, testing, clinical and pre-clinical trials approval, manufacturing processes and quality, labeling, packaging, distribution, adverse event and deviation reporting, storage, advertising, marketing, promotion, sale, import, export, submissions of safety and other post-marketing information and reports such as deviation reports, registration, product listing, annual user fees, and recordkeeping for our product candidates. We and any of our collaborators, including our contract manufacturers, could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with regulatory requirements. Application holders must further notify the FDA, and depending on the nature of the change, obtain FDA pre-approval for product and manufacturing changes. The cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, that the product is less effective than previously thought, problems with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing, distribution, or manufacturing of our product candidates, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•	restrictions on the labeling of our product candidates, including required additional warnings, such as black box warnings, contraindications, precautions, and restrictions on the approved indication or use;
•	modifications to promotional pieces;
•	changes to product labeling or the way the product is administered;
•	liability for harm caused to patients or subjects;
•	fines, restitution, disgorgement, warning letters, untitled letters, cyber letters, or holds on or termination of clinical trials;
•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
•	product seizure or detention, or refusal to permit the import or export of our product candidates;
•	injunctions or the imposition of civil or criminal penalties, including imprisonment;
•	FDA debarment, debarment from government contracts, and refusal of future orders under existing contracts, exclusion from federal healthcare programs, consent decrees, or corporate integrity agreements;
•	regulatory authority issuance of safety alerts, Dear Healthcare Provider letters, press releases, or other communications containing warnings or other safety information about the biologic;
•	reputational harm; or
•	the product becoming less competitive.

Any of these events could further have other material and adverse effects on our operations and business and could adversely impact our stock price and could significantly harm our business, financial condition, results of operations, and prospects.

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, be subject to other regulatory enforcement action, and we may not achieve or sustain profitability.

If we fail to comply with federal and state healthcare and promotional laws, including fraud and abuse and information privacy and security laws, we could face substantial penalties and our business, financial condition, results of operations, and prospects could be adversely affected.

As a pharmaceutical company, we are subject to many federal and state healthcare laws, including the federal Anti-Kickback Statute, the federal civil and criminal False Claims Act, the civil monetary penalties statute, the Medicaid Drug Rebate statute and other price reporting requirements, the Veterans Health Care Act of 1992, the federal Health Insurance Portability and Accountability Act of 1996 (as amended by the Health Information Technology for Economics and Clinical Health Act), the Foreign Corrupt Practices Act of 1977, the Patient Protection and Affordable Care Act of 2010, and similar state laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid, or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. If we do not comply with all applicable fraud and abuse laws, we may be subject to healthcare fraud and abuse enforcement by both the federal government and the states in which we conduct our business.

Laws and regulations require calculation and reporting of complex pricing information for prescription drugs, and compliance will require us to invest in significant resources and develop a price reporting infrastructure, or depend on third parties to compute and report our drug pricing. Pricing reported to CMS must be certified. Non-compliant activities expose us to FCA risk if they result in overcharging agencies, underpaying rebates to agencies, or causing agencies to overpay providers.

If we or our operations are found to be in violation of any federal or state healthcare law, or any other governmental regulations that apply to us, we may be subject to penalties, including civil, criminal, and administrative penalties, damages, fines, disgorgement, debarment from government contracts, refusal of orders under existing contracts, exclusion from participation in U.S. federal or state health care programs, corporate integrity agreements, and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including our collaborators, is found not to be in compliance with applicable laws, they may be subject to criminal, civil, or administrative sanctions, including but not limited to, exclusions from participation in government healthcare programs, which could also materially affect our business.

In particular, if we are found to have impermissibly promoted any of our product candidates, we may become subject to significant liability and government fines. We, and any of our collaborators, must comply with requirements concerning advertising and promotion for any of our product candidates for which we or they obtain marketing approval. Promotional communications with respect to therapeutics are subject to a variety of legal and regulatory restrictions and continuing review by the FDA, Department of Justice, Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress, and the public. When the FDA or comparable foreign regulatory authorities issue regulatory approval for a product candidate, the regulatory approval is limited to those specific uses and indications for which a product is approved. If we are not able to obtain FDA approval for desired uses or indications for our products and product candidates, we may not market or promote our products for those indications and uses, referred to as off-label uses, and our business may be adversely affected. We further must be able to sufficiently substantiate any claims that we make for our products including claims comparing our products to other companies’ products and must abide by the FDA's strict requirements regarding the content of promotion and advertising.

While physicians may choose to prescribe products for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, we are prohibited from marketing and promoting the products for indications and uses that are not specifically approved by the FDA. These off-label uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the United States generally do not restrict or regulate the behavior of physicians in their choice of treatment within the practice of medicine. Regulatory authorities do, however, restrict communications by biopharmaceutical companies concerning off-label use.

The FDA and other agencies actively enforce the laws and regulations regarding product promotion, particularly those prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted a product may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees of permanent injunctions under which specified promotional conduct is changed or curtailed. Thus, we and any of our collaborators will not be able to promote any products we develop for indications or uses for which they are not approved.

In the United States, engaging in the impermissible promotion of our products, following approval, for off-label uses can also subject us to false claims and other litigation under federal and state statutes, including fraud and abuse and consumer protection laws, which can lead to civil and criminal penalties and fines, agreements with governmental authorities that materially restrict the manner in which we promote or distribute therapeutic products and do business through, for example, corporate integrity agreements, suspension or exclusion from participation in federal and state healthcare programs, and debarment from government contracts and refusal of future orders under existing contracts. These false claims statutes include the federal civil False Claims Act, which allows any individual to bring a lawsuit against a biopharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims or causing others to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government decides to intervene and prevails in the lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone. These False Claims Act lawsuits against manufacturers of drugs and biologics have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, up to $3.0 billion, pertaining to certain sales practices and promoting off-label uses. In addition, False Claims Act lawsuits may expose manufacturers to follow-on claims by private payors based on fraudulent marketing practices. This growth in litigation has increased the risk that a biopharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, as well as criminal and civil penalties, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid, or other federal and state healthcare programs. If we or our future collaborators do not lawfully promote our approved products, if any, we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition, results of operations and prospects.

Although an effective compliance program can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Moreover, achieving and sustaining compliance with applicable federal and state fraud laws may prove costly. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates profitably.

In both domestic and foreign markets, sales of our product candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors. Such third-party payors include government health programs such as Medicare and Medicaid, managed care providers, private health insurers, and other organizations. In addition, because our product candidates represent new approaches to the treatment of cancer, we cannot accurately estimate the potential revenue from our product candidates.

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Obtaining coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance.

Government authorities and third-party payors decide which drugs and treatments they will cover and the amount of reimbursement. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. If reimbursement is not available, or is available only to limited levels, our product candidates may be competitively disadvantaged, and we, or our collaborators, may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or our collaborators, to establish or maintain a market share sufficient to realize a sufficient return on our or their investments. Alternatively, securing favorable reimbursement terms may require us to compromise pricing and prevent us from realizing an adequate margin over cost. Reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Patients are unlikely to use our product candidates unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our product candidates.

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

Prices paid for a drug also vary depending on the class of trade. Prices charged to government customers are subject to price controls, including ceilings, and private institutions obtain discounts through group purchasing organizations. Net prices for drugs may be further reduced by mandatory discounts or rebates required by government healthcare programs and demanded by private payors. It is also not uncommon for market conditions to warrant multiple discounts to different customers on the same unit, such as purchase discounts to institutional care providers and rebates to the health plans that pay them, which reduces the net realization on the original sale.

In addition, federal programs impose penalties on manufacturers of drugs marketed under an NDA or BLA, in the form of mandatory additional rebates and/or discounts if commercial prices increase at a rate greater than the Consumer Price Index-Urban, and these rebates and/or discounts, which can be substantial, may impact our ability to raise commercial prices. Regulatory authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of our collaborators to sell our product candidates profitably. These payors may not view our products, if any, as cost-effective, and coverage and reimbursement may not be available to our customers, or those of our collaborators, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost control initiatives could cause us, or our collaborators, to decrease, discount, or rebate a portion of the price we, or they, might establish for products, which could result in lower than anticipated product revenues. If the realized prices for our products, if any, decrease or if governmental and other third-party payors do not provide adequate coverage or reimbursement, our prospects for revenue and profitability will suffer.

Assuming coverage is approved, the resulting reimbursement payment rates might not be adequate. If payors subject our product candidates to maximum payment amounts or impose limitations that make it difficult to obtain reimbursement, providers may choose to use therapies which are less expensive when compared to our product candidates. Additionally, if payors require high copayments, beneficiaries may decline prescriptions and seek alternative therapies. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to the satisfaction of hospitals and other target customers and their third-party payors. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. We, and our collaborators, cannot be sure that coverage will be available for any product candidate that we, or they, commercialize and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any our product candidates for which we obtain marketing approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.

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

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability. A particular challenge for our product candidates arises from the fact that they will primarily be used in an inpatient setting. Inpatient reimbursement generally relies on stringent packaging rules that may mean that there is no separate payment for our product candidates. Additionally, data used to set the payment rates for inpatient admissions is usually several years old and would not take into account all of the additional therapy costs associated with the administration of our product candidates. If special rules are not created for reimbursement for immunotherapy treatments such as our product candidates, hospitals might not receive enough reimbursement to cover their costs of treatment, which will have a negative effect on their adoption of our product candidates.

We are subject to new legislation, regulatory proposals, and healthcare payor initiatives that may increase our costs of compliance, and adversely affect our ability to market our products, obtain collaborators, and raise capital.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities, and affect our ability, or the ability of our collaborators, to profitably sell any products for which we obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or our collaborators, may receive for any approved products.

Since enactment of the ACA in 2010, in both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013 and were to remain in effect until 2024. The Bipartisan Budget Act of 2015 extended the 2% sequestration to 2025. In January 2013, the American Taxpayer Relief Act of 2012, or ATRA, was approved which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On January 20, 2017, the new administration signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, and, for that reason, some final regulations have yet to take effect. In December 2017, Congress repealed the individual mandate for health insurance required by the ACA and could consider further legislation to repeal other elements of the ACA. At the end of 2017, CMS promulgated regulations that reduce the amount paid to hospitals for outpatient drugs purchased under the 340B program, and some states have enacted transparency laws requiring manufacturers to report information on drug prices and price increases.

Additional federal and state healthcare reform measures may be adopted in the future that may result in more rigorous coverage criteria, increased regulatory burdens and operating costs, decreased net revenue from our pharmaceutical products, decreased potential returns from our development efforts, and additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

Legislative and regulatory proposals may also be made to expand post-approval requirements and restrict sales and promotional activities for drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance, or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

In addition, there have been a number of other legislative and regulatory proposals aimed at changing the pharmaceutical industry. For instance, the enacted Drug Quality and Security Act imposes obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Compliance with the federal track and trace requirements may increase our operational expenses and impose significant administrative burdens. As a result of these and other new proposals, we may determine to change our current manner of operation, provide additional benefits, or change our contract arrangements, any of which could have a material adverse effect on our business, financial condition, and results of operations.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenues, if any.

In international markets, reimbursement and health care payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. In some countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. There can be no assurance that our products will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be available, or that the third-party payors’ reimbursement policies will not adversely affect our ability to sell our products profitably. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

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

We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our, or our employees’, consultants’, collaborators’, contractors’, or vendors’ business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, compliance agreements, withdrawal of product approvals, and curtailment of our operations, among other things, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

Risks Related to Our Intellectual Property

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, or lawsuits accusing our products of patent infringement, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one or more of our patents is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may be enjoined from manufacturing, use, and marketing our products, or may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure.

Periodic maintenance fees on any issued patent are due to be paid to the United States Patent and Trademark Office, or USPTO, and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

Should third parties file patent applications, or be issued patents claiming technology also used or claimed by us, we may be required to participate in interference proceedings in the USPTO to determine priority of invention. We may be required to participate in interference proceedings involving our issued patents and pending applications. We may be required to cease using the technology or to license rights from prevailing third parties as a result of an unfavorable outcome in an interference proceeding. A prevailing party in that case may not offer us a license on commercially acceptable terms.

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

Our success is dependent in part on maintaining and enforcing the patents and other proprietary rights that we have licensed and may develop, and on our ability to avoid infringing the proprietary rights of others. Certain of our intellectual property rights are licensed from another entity, and as such the preparation and prosecution of these patents and patent applications was not performed by us or under our control. Furthermore, patent law relating to the scope of claims in the biotechnology field in which we operate is still evolving and, consequently, patent positions in our industry may not be as strong as in other more well-established fields. The patent positions of biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date.

The issuance of a patent is not conclusive as to its validity or enforceability and it is uncertain how much protection, if any, will be given to the patents we have licensed from the NIH, Moffitt or M.D. Anderson if any these parties, or we, attempt to enforce the patents and/or if they are challenged in court or in other proceedings, such as oppositions, which may be brought in foreign jurisdictions to challenge the validity of a patent. A third party may challenge the validity or enforceability of a patent after its issuance by the Patent Office. It is possible that a competitor may successfully challenge our patents or that a challenge will result in limiting their coverage. Moreover, the cost of litigation to uphold the validity of patents and to prevent infringement can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use our patented invention without payment to us. Moreover, it is possible that competitors may infringe our patents or successfully avoid the patented technology through design innovation. To stop these activities, we may need to file a lawsuit. These lawsuits are expensive and would consume time and other resources, even if we were successful in stopping the violation of our patent rights. In addition, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of our patents were upheld, a court would refuse to stop the other party on the grounds that its activities are not covered by, that is, do not infringe, our patents.

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

Certain intellectual properties that we are using to develop TIL-based cancer therapy products were licensed to us by the NIH. The issued or pending patents that the NIH licensed to us are exclusive, and specific with respect to melanoma, breast, HPV-associated, bladder and lung cancers. No assurance can be given that the NIH has not previously licensed, or that the NIH hereafter will not license to other biotechnology companies some or all of the non-exclusive technologies available to us under the NIH License Agreement. In addition, one pending U.S. patent application in the NIH License Agreement is not owned solely by the NIH. No assurance can be given that NIH’s co-owner of the certain pending U.S. patent application in the NIH License Agreement has not previously licensed, or that the co-owner thereafter will not license, to other biotechnology companies some or all of the technologies available to us. Co-ownership of these intellectual properties will create issues with respect to our ability to enforce the intellectual property rights in courts, and will create issues with respect to the accountability of one entity with respect to the other.

Since the NCI, Moffitt, M.D. Anderson, and others already use TIL therapy for the treatment of metastatic melanoma and other indications, their methods and data are also available to third parties, who may want to enter into our line of business and compete against us. Other than the Gen 2 manufacturing process, we currently do not own any exclusive rights on our entire product portfolio that could be used to prevent third parties from duplicating our business plan or from otherwise directly competing against us. While additional technologies that may be developed under our CRADA may be licensed to us on an exclusive basis, no assurance can be given that our existing exclusive rights and will be sufficient to prevent others from competing with us and developing substantially similar products.

The use of our technologies could potentially conflict with the rights of others.

Our potential competitors or others may have or acquire patent rights that they could enforce against us. If they do so, then we may be required to alter our products, pay licensing fees or cease activities. If our products conflict with patent rights of others, third parties could bring legal actions against us or our collaborators, licensees, suppliers or customers, claiming damages and seeking to enjoin manufacturing, use and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages (including treble damages and attorneys’ fees for willful infringement), we could be required to obtain a license to continue manufacturing, promoting the use or marketing the affected products. We may not prevail in any legal action and a required license under the patent may not be available on acceptable terms or at all.

We previously reported that we conducted an extensive freedom-to-operate, or FTO, analysis of the then current patent landscape with respect to our lead product candidate, and based on that analysis, that we believe that we have FTO for our lead TIL product candidate. Because patent applications do not publish for 18 months, and because the claims of patent families can change over time, no FTO analysis can be considered exhaustive. We are undertaking additional FTO analyses of our manufacturing processes, our lead TIL products, and contemplated future processes and products. However, the area of patent and other intellectual property rights in biotechnology remains an evolving area with many risks and uncertainties. As such, we expect our FTO analyses will be ongoing.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biopharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

As of December 31, 2017, our officers and directors beneficially owned approximately 11% of our outstanding common stock. These stockholders, if they act together, may be able to materially affect the outcome of matters presented to our stockholders, including the election of our directors and other corporate actions such as:

•	A merger with or into another company;
•	A sale of substantially all of our assets; and
•	Amendments to our certificate of incorporation.

Additionally, the decisions of these stockholders may conflict with our interests or those of our other stockholders and the market price of our stock may be adversely affected by market volatility.

Our stock price may be volatile, and our stockholders' investment in our stock could decline in value.

The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including but not limited to:

•	announcements of the results of clinical trials by us or our competitors;
•	developments with respect to patents or proprietary rights;
•	announcements of technological innovations by us or our competitors;
•	announcements of new products or new contracts by us or our competitors;
•	actual or anticipated variations in our operating results due to the level of development expenses and other factors;
•	changes in financial estimates by securities analysts and whether our earnings meet or exceed such estimates;
•	conditions and trends in the pharmaceutical, biotechnology and other industries;
•	receipt, or lack of receipt, of funding in support of conducing our business;
•	regulatory developments within, and outside of, the United States;
•	litigation or arbitration;
•	general volatility in the financial markets;
•	general economic, political and market conditions and other factors; and
•	the occurrence of any of the risks described in this Annual Report on Form 10-K.

You may experience future dilution as a result of future equity offerings or other equity issuances.

We will have to raise additional capital in the future. To raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may be lower than the current price per share of our common stock. In addition, investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by investors in prior offerings. Any such issuance could result in substantial dilution to our existing stockholders.

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

As of February 15, 2018, we had 89,016,751 shares of common stock outstanding. In addition, we had 20,736,737 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options and restricted stock units to purchase common stock based on vesting requirements, warrants to purchase common stock and common stock issuable upon the conversion of preferred stock. The issuance and subsequent sale of the shares underlying these common stock equivalents could depress the trading price of our common stock.

In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. For example, in January 2018, we issued 15,000,000 shares of common stock in connection with an underwritten public offering. Such issuances could result in substantial dilution to our existing stockholders and could cause our stock price to decline.

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

As a public reporting company, we are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002, which requires our management to assess and report on our internal controls over financial reporting. Nevertheless, in future years, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls that we would be required to remediate in a timely manner to be able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act each year. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act each year, we could be subject to sanctions or investigations by the SEC, Nasdaq or other regulatory authorities which would require additional financial and management resources and could adversely affect the market price of our common stock. In addition, material weaknesses in our internal controls could result in a loss of investor confidence in our financial reports.

Our board could issue one or more additional series of preferred stock without stockholder approval with the effect of diluting existing stockholders and impairing their voting and other rights.

Our certificate of incorporation authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock (of which only 17,000 have been designated as the Series A Convertible Preferred Stock and 11,500,000 designated as Series B Convertible Preferred Stock) with designations, rights and preferences as may be determined from time to time by our board of directors. Our board is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to effect a change in control of our company.

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

In January 2014, the SEC declared effective a registration statement that we filed to cover the resale of shares issued and sold (or to be issued and sold) by certain selling stockholders. On March 11, 2016, that registration statement (and the prospectus contained therein) became ineligible for future use, and selling stockholders could no longer sell any shares of our common stock in open market transactions by means of that prospectus. We believe that certain stockholders did sell up to 128,500 shares of our common stock in open market transactions in May 2016 by means of the ineffective registration statement. Accordingly, those sales were not made in accordance with Sections 5 and 10(a)(3) of the Securities Act, and the purchasers of those shares may have rescission rights (if they still own the shares) or claims for damages (if they no longer own the shares). In addition, we also may have indemnification obligations to the selling stockholders. The amount of any such liability is uncertain.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

San Carlos Lease

Since October 2016, our corporate headquarters consisted of 8,733 square feet of space that we lease in San Carlos, California. The corporate headquarters lease is for a term of 54 months and will expire in April 2021. Monthly lease payments are approximately $38,000.

In April 2017, we entered into a sublease agreement with Teradata US, Inc., pursuant to which we agreed to sublease office space located adjacent to our corporate headquarters in San Carlos, California for approximately $26,000 per month. The space consists of approximately 11,449 rentable square feet and will expire on October 31, 2018.

New York Lease

We leased office space in New York for a monthly rental of approximately $18,000 a month from January 2017 through July 2017. In June 2017, we entered into an agreement to lease office space in New York, New York from August 1, 2017 to July 31, 2018 for approximately $9,000 a month.

Tampa Lease

Our research and development facilities consist of 8,673 square feet in a facility located at the University of South Florida Research Park in Tampa, Florida. The lease expires in November 2019 and rent payments are approximately $20,000 per month.

We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Item 3.	Legal Proceedings.

Class Action Lawsuit and Derivative Lawsuit. On April 10, 2017, the SEC announced settlements with us and with other public companies and unrelated parties in the In the Matter of Certain Stock Promotion investigation. Our settlement with the SEC is consistent with our previous disclosures (including in our Annual Report on Form 10-K that we filed with the SEC on March 9, 2017). On April 14, 2017, a purported shareholder filed a complaint seeking class action status in the United States District Court, Northern District of California for violations of the federal securities laws (Leonard DeSilvio v. Lion Biotechnologies, Inc., et al., case no. 3:17cv2086) against our company and three of our former officers and directors. On April 19, 2017, a second class action complaint (Amra Kuc vs. Lion Biotechnologies, Inc., et al., case no. 3:17cv2086) was filed in the same court. Both complaints allege, among other things, that the defendants violated the federal securities laws by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh, our former CEO, and our former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions SEC investigation. On July 20, 2017, the plaintiff in the Kuc case filed a notice to voluntarily dismiss that case. The court entered an order dismissing the Kuc complaint on July 21, 2017. On July 26, 2017, the court appointed a movant as lead plaintiff. On September 8, 2017, the lead plaintiff filed an amended complaint (Jay Rabkin v. Lion Biotechnologies, Inc., et al., case no. 3:17cv0286) seeking class action status that alleges, among other things, that the defendants violated the federal securities laws by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh and our former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions SEC investigation. On October 6, 2017, the court entered an order setting a schedule for the case, which includes a briefing schedule for motions to dismiss and a hearing date of December 22, 2017, which hearing was subsequently rescheduled by the court for January 5, 2018. On January 4, 2018, the court entered an order vacating and deeming the briefing on motions to dismiss submitted without oral argument. On February 5, 2018, court entered an order dismissing two of Plaintiff’s six claims with leave to amend.

On December 15, 2017, a purported shareholder derivative complaint, Kevin Fong v. Manish Singh, et al. (case no. 17:1806), was filed against us, as nominal defendant, and certain of our current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware. The complaint alleges breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder arising from the Securities and Exchange Commission’s investigation in the In the Matter of Certain Stock Promotions matter and our April 10, 2017 settlement thereof, and seeks unspecified damages on behalf of our company and injunctive relief.

We intend to vigorously defend against the foregoing complaints. Based on the very early stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.

Solomon Capital, LLC. On April 8, 2016, a lawsuit titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Lion Biotechnologies, Inc. was filed by Solomon Capital, LLC, Solomon Capital 401(k) Trust, Solomon Sharbat and Shelhav Raff against us in the Supreme Court of the State of New York, County of New York (index no. 651881/2016). The plaintiffs allege that, between June and November 2012 they provided to us $0.1 million and that they advanced and paid on our behalf an additional $0.2 million. The complaint further alleges that we agreed to (i) provide them with promissory notes totaling $0.2 million, plus interest, (ii) issue a total of 111,425 shares to the plaintiffs (before the 1-for-100 reverse split of our common stock effected in September 2013), and (iii) allow the plaintiffs to convert the foregoing funds into our securities in the next transaction. The plaintiffs allege that they should have been able to convert their advances and payments into shares of our common stock in the restructuring that was effected in May 2013. Based on the foregoing, the plaintiffs allege causes for breach of contract and unjust enrichment and demand judgment against us in an unspecified amount exceeding $1.5 million, plus interest and attorneys’ fees.

On June 3, 2016, we filed an answer and counterclaims in the lawsuit. In its counterclaims, we allege that the plaintiffs misrepresented their qualifications to assist us in fundraising and that they failed to disclose that they were under investigation for securities laws violations. We are seeking damages in an amount exceeding $0.5 million and an order rescinding any and all agreements that the plaintiffs contend entitled them to obtain stock in our company.

On April 19, 2017, the Court granted plaintiffs’ counsel’s motion to withdraw from the case. On May 25, 2017, the plaintiffs filed a notice that they had hired new counsel. On June 7, 2017, the judge presiding over the case recused herself because of a conflict of interest arising from her relationship with plaintiffs’ new attorneys. The case has been assigned to a new judge, and briefing on a motion to dismiss has occurred, with oral argument on the motion to dismiss scheduled for April 20, 2018.

We intend to vigorously defend the complaint and pursue our counterclaims.

Litigation Involving Dr. Steven Fischkoff.  On June 13, 2017, in an action titled Steven Fischkoff v. Lion Biotechnologies, Inc. and Maria Fardis, Dr. Steven Fischkoff, our former Vice President and Chief Medical Officer, filed a lawsuit against us in the Supreme Court of the State of New York, County of New York. Dr. Fischkoff was dismissed by us on March 28, 2017. Dr. Fischkoff was terminated “for cause” as that term is defined in his employment agreement. In his complaint, Dr. Fischkoff alleges breaches of his employment agreement and violation of New York Labor Law for failure to pay monies purportedly owed to him, and seeks to recover amounts including severance pay and retention bonus (totaling $0.3 million), a prorated incentive bonus, and amounts relating to unvested options to 150,000 shares of our common stock, together with prejudgment interest, costs, expenses and attorneys’ fees. On July 5, 2017, we filed a removal petition and removed the lawsuit to the United States District Court for the Southern District of New York, where the case has been assigned case no. 17-cv-05041. On July 14, 2017, we filed a partial answer and counterclaims against Dr. Fischkoff, denying his allegations, and alleging breach of contract and related claims, breach of fiduciary duty, and state and federal trade secret misappropriation and related claims, and sought a temporary restraining order and preliminary injunction against Dr. Fischkoff. On July 18, 2017, the court issued a temporary restraining order against Dr. Fischkoff requiring him to return our company materials, prohibiting him from disclosing or using our company materials, and granting expedited discovery, which is currently proceeding.

We intend to vigorously defend against Dr. Fischkoff’s lawsuit and pursue our counterclaims. Based on the very early stage of the litigation, it is not possible to estimate the amount or range of (i) a possible loss that might result from an adverse judgment or settlement of this action, or (ii) the potential recovery that might result from a favorable judgment or a settlement of this action.

Other Matters. During the second quarter of 2016, warrants representing 128,500 shares were exercised. The 128,500 shares of common stock had previously been registered for re-sale. However, we believe that these 128,500 warrant shares were sold by the holders in open market transactions in May 2016 at a time when the registration statement was ineffective. Accordingly, those sales were not made in accordance with Sections 5 and 10(a)(3) of the Securities Act, and the purchasers of those shares may have rescission rights (if they still own the shares) or claims for damages (if they no longer own the shares). The amount of any such liability is uncertain and as such, an accrual for any potential loss has not been made. We believe that any claims brought against it would not result in a material impact to our financial position or results of operations. We have not accrued a loss for a potential claim associated with this matter as we are unable to estimate any at this time.

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

Since June 28, 2017, our common stock has been listed for trading on the Nasdaq Global Market under the symbol “IOVA”. From February 26, 2015 through June 27, 2017, our common stock was listed for trading on the Nasdaq Global Market under the symbol “LBIO”.

Fiscal Year Ended December 31, 2017	High	Low
First quarter	$8.30	$6.60
Second quarter	7.50	4.90
Third quarter	8.60	4.45
Fourth quarter	9.54	6.60

Fiscal Year Ended December 31, 2016	High	Low
First quarter	$7.54	$4.54
Second quarter	8.65	4.90
Third quarter	9.29	7.78
Fourth quarter	8.07	5.80

Stockholders

As of December 31, 2017, there were approximately 51 holders of record of our common stock. In addition, we had two holders of record who owned shares of our Series A Convertible Preferred Stock and 10 holders of record who owned shares of our Series B Convertible Preferred Stock.

Dividends

We have never declared or paid any cash dividends on our common stock or any other securities. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of the board of directors after considering various factors, including our financial condition, operating results, current and anticipated cash needs.

Under the terms of our Series A Convertible Preferred Stock, we may not declare, pay or set aside any dividends on shares of any class or series of capital stock (other than dividends on shares of common stock payable in shares of common stock) unless the holders of our Series A Convertible Preferred Stock first receive, or simultaneously receive, an equal dividend on each outstanding share of Series A Convertible Preferred Stock.

Under the terms of our Series B Convertible Preferred Stock, holders shall be entitled to receive dividends on shares equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of our Series A Convertible Preferred Stock, common stock or other junior securities when, as and if such dividends (other than dividends in the form of common stock) are paid on shares of our Series A Convertible Preferred Stock, common stock or other junior securities. No other dividends shall be paid on shares of Series B Convertible Preferred Stock, and we may not pay dividends (other than dividends in the form of common stock) on shares of our Series A Convertible Preferred Stock, common stock or other junior securities unless it simultaneously complies with the previous sentence.

Unregistered Sales of Equity Securities

None.

Repurchases of Common Stock

There were no share repurchases during the three months ended December 31, 2017.

Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since December 31, 2013, to two indices: the Russell 3000 and the NASDAQ Biotechnology Index. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Equity Compensation Plan Information

Information regarding our equity compensation plans is incorporated by reference from the information in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 6.	Selected Financial Data (in thousands, except per share information)

The statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the balance sheet data as of December 31, 2017 and 2016 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 2014 and 2013 and the balance sheet data as of December 31, 2015, 2014 and 2013 have been derived from our audited financial statements not included in this Annual Report on Form 10-K. The following selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and financial statements and related notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Net revenue	$-	$-	$-	$-	$-
Operating expenses:
Research and development	71,615	26,941	15,470	3,849	2,154
General and administrative	21,262	26,698	12,390	8,192	3,831
Cost of Lion transaction - related party	-	-	-	-	16,656
Other income (loss)	813	745	200	6	(2,741)
Net loss	$(92,064)	$(52,894)	$(27,660)	$(12,035)	$(25,382)
Net loss Per Common Share	$(1.41)	$(1.85)	$(0.62)	$(0.48)	$(3.47)

	As of December 31,
	2017	2016	2015	2014	2013
Total assets	$155,373	$171,886	$105,653	$46,507	$19,877
Total liabilities	$9,892	$4,968	$1,630	$1,662	$2,270
Total stockholders' equity	$145,481	$166,918	$104,023	$44,845	$17,604

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to eradicate cancer cells. Our lead product candidate, LN-144 for metastatic melanoma, is an autologous adoptive cell therapy utilizing tumor-infiltrating lymphocytes, or TIL, which are T cells derived from patients’ tumors. TIL therapy is a platform technology that has already been studied for the treatment of metastatic melanoma and metastatic cervical cancer by the National Cancer Institute, or NCI. We are investigating the effectiveness and safety of TIL therapy for the treatment of metastatic melanoma, squamous cell carcinoma of the head and neck, cervical carcinoma, and metastatic non-small cell lung cancer, as well as other oncology indications.

We have an on-going Phase 2 clinical trial, C-144-01, of our lead product candidate, LN-144, TIL for the treatment of metastatic melanoma. This multicenter study is enrolling patients with melanoma whose disease has progressed following treatment with at least one systemic therapy, including anti-PD-1 and if BRAF mutated, a BRAF inhibitor. The trial is currently active at fourteen U.S. sites. We anticipate initiating patient dosing in Europe during the first half of 2018. The purpose of the study is to evaluate the efficacy and safety of our autologous LN-144. We have decided to use our Gen 2 manufacturing process for all ongoing Phase 2 trials and in all future TIL clinical development in trials sponsored by us, and as a result, cohort 1 of the C-144-01 melanoma study is closed to enrollment, and new patients are being enrolled in cohort 2.

In addition to our ongoing trial in metastatic melanoma, we have initiated clinical trials of LN-145, TIL therapy in cervical, head and neck cancers, and non-small cell lung cancer, or NSCLC. C-145-03 is a Phase 2, multicenter study that will enroll up to 47 patients and will assess the safety and efficacy of LN-145 for the treatment of patients with recurrent and/or metastatic squamous cell carcinoma of the head and neck. The trial will therefore continue to enroll patients to the full sample size of 47 per protocol. The study is open for enrollment of patients in the United States and we anticipate the start of enrollment of patients in Europe in the first half of 2018. In January 2018, we reported preliminary data from C-145-04 which showed that of the two patients that are currently evaluable, one treated with LN-145 had a confirmed PR and one patient had stable disease. We have amended the protocol so that newly-enrolled patients in both trials can be treated using TIL produced from our Gen 2 manufacturing process.

 We are initiating our clinical development around NSCLC, with two studies. One of the studies is an investigator-sponsored Phase 2 study to be conducted at H. Lee Moffitt Cancer Center and Research Institute, or Moffitt, and the other will be sponsored by our company. Patient enrollment has begun in the investigator-sponsored study in collaboration with researchers at Moffitt, Stand Up To Cancer, and others. Patients who are treatment naïve to prior anti-PD-1/ PD-L1 with stage IV or recurrent NSCLC will be enrolled in a study combining TIL and nivolumab. The Iovance-sponsored Phase 2 study in NSCLC patients who are PD-1 and PD-L1 treatment naïve, will initiate in the first half of 2018, in collaboration with MedImmune, the global biologics research and development arm of AstraZeneca. The study with MedImmune will allow for enrollment with LN-145 alone or in combination with durvalumab. In the future, we plan to initiate additional indications alone or through collaborations.

We are also initiating clinical trials as part of our strategic alliance with The University of Texas M.D. Anderson Cancer Center, or M.D. Anderson, in multiple solid tumor cancers using two different TIL manufacturing processes, including our Gen 2 manufacturing process. These multi-arm clinical trials will evaluate the safety and efficacy of TIL therapy in ovarian cancer, various sarcomas, and pancreatic cancer, and are expected to begin enrollment in 2018.

Our current product candidate pipeline is summarized in the graphic below:

Our current collaboration pipeline is summarized in the graphic below:

For the studies listed in our collaboration pipeline table, the partner listed above is the sponsor of the clinical trial. Such partner may not use our Gen 2 manufacturing process, and/or the therapeutic dosing may differ from our clinical trials. As a result, such partner data may not be representative of our data.

We raised approximately $53.7 million in net proceeds, after deducting underwriting discounts and offering expenses, through a public offering that closed in September 2017. In January 2018, we closed an underwritten public offering of 15,000,000 shares of our common stock at a public offering price of $11.50 per share, before underwriting discounts. The shares sold at closing included 1,956,521 shares issued upon the exercise in full by the underwriter of its option to purchase additional shares at the public offering price less the underwriting discount. The gross proceeds from the offering, before deducting the underwriting discounts and commissions and other estimated offering expenses payable by us, are $172.5 million with estimated net proceeds to us of approximately $161.7 million.

Financial Overview

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a clinical stage company that is currently engaged in the development of novel cancer immunotherapy products, we have not yet generated any revenues from our biotechnology business or otherwise since our formation. Our ability to generate revenues in the future will depend on our ability to complete the development of our product candidates and to obtain regulatory approval for them. Our major sources of funding to date have been proceeds from various public and private offerings of our equity securities (both common stock and preferred stock), option and warrant exercises, and interest income.

Results of Operations for the Years Ended December 31, 2017 and 2016

Revenues

We did not generate any revenues during the years ended December 31, 2017 and 2016, respectively, and we do not anticipate that we will generate any revenues during 2018 from the sale or licensing of our product candidates.

Costs and expenses

Research and Development Expense (in thousands)

	Years Ended December 31,		Increase (Decrease)
	2017	2016	$	%
Research and development	$71,615	$26,941	44,674	166%
Stock-based compensation expense included in research and development expense	5,270	3,267	2,003	61%

Research and development expense for the year ended December 31, 2017 increased by $44.7 million, or 166%, compared to the year ended December 31, 2016, inclusive of stock-based compensation. The increase was primarily attributable to a $22.1 million increase in drug manufacturing costs due to an increase in the number of manufacturing facilities, development and technology transfer related to the Gen 2 manufacturing process, a $9.2 million increase in costs related to our clinical trials as a result of the initiation of two new clinical trials in 2017 along with an increase in the number of sites and patients enrolled in both existing and new clinical trials, a $6.2 million increase in payroll and related expenses primarily due to an increase in headcount, an increase of $2.3 million related to consultants and outside services contracted with to perform research and development activities on our behalf, an increase of $1.7 million in lab consumables and tumors, and a $2.0 million increase in non-cash stock-based compensation expense in the year ended December 31, 2017 as compared to the year ended December 31, 2016.

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

General and Administrative Expense (in thousands)

	Years Ended December 31,		Increase (Decrease)
	2017	2016	$	%
General and administrative	$21,262	$26,698	(5,436)	-20%
Stock-based compensation expense included in general and administrative	6,698	15,637	(8,939)	-57%

General and administrative expense for the year ended December 31, 2017 decreased by $5.4 million, or 20%, compared to the year ended December 31, 2016, inclusive of stock-based compensation. The change was primarily attributable to a $8.9 million decrease in stock-based compensation expense, driven by expense incurred in connection with the separation of our former Chief Executive Officer and Chief Financial Officer from our company in June and August of 2016, respectively, offset by a $2.4 million increase in legal fees.

General and administrative expenses include personnel costs for our employees engaged in general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. We anticipate general and administrative expenses will increase in 2018 as we continue to support our expanded research and development efforts.

Interest Income (in thousands)

	Years Ended December 31,		Increase (Decrease)
	2017	2016	$	%
Interest Income	$813	$745	68	9%

Interest income results from our interest-bearing cash and investment balances. Interest income for the year ended December 31, 2017 increased due to the higher average cash balances as a result of the proceeds received from our equity financings in September 2017 and June 2016, and higher interest rates in 2017.

Results of Operations for the Years Ended December 31, 2016 and 2015

Revenues

We did not generate any revenues during the years ended December 31, 2016 and 2015, respectively.

Costs and expenses

Research and Development Expense (in thousands)

	Years Ended December 31,		Increase (Decrease)
	2016	2015	$	%
Research and development	$26,941	$15,470	11,471	74%
Stock-based compensation expense included in research and development expense	3,267	2,248	1,019	45%

Research and development expense for the year ended December 31, 2016 increased by $11.5 million, or 74%, compared to the year ended December 31, 2015, inclusive of stock-based compensation. The increase was primarily attributable to a $3.2 million increase in drug manufacturing costs, expenses incurred under the PolyBioCept agreement in the amount of $2.7 million, a $2.4 million increase in payroll and related expenses primarily due to an increase in headcount, an increase of $1.3 million related to consultants contracted with to perform research and development activities on our behalf, a $0.9 million increase in costs related to our clinical trials, and a $1.0 million increase in non-cash stock-based compensation expense.

General and Administrative Expense (in thousands)

	Years Ended December 31,		Increase (Decrease)
	2016	2015	$	%
General and administrative	$26,698	$12,390	14,308	115%
Stock-based compensation expense included in general and administrative	15,637	6,275	9,362	149%

General and administrative expense for the year ended December 31, 2016 increased by $14.3 million, or 115%, compared to the year ended December 31, 2015, inclusive of stock-based compensation. The increase was primarily attributable to a $9.4 million increase in stock-based compensation expense primarily due to the accelerated vesting of equity awards upon the termination of employment of our former Chief Executive Officer and our former Chief Financial Officer, and the increase in the number of our employees, a $1.5 million increase in payroll and related expenses primarily due to the increase in headcount, a $0.9 million increase due to severance payments to our former Chief Executive Officer and our former Chief Financial Officer, and a $2.4 million increase in consulting and legal-related expenses.

Interest Income (in thousands)

	Years Ended December 31,		Increase (Decrease)
	2016	2015	$	%
Interest Income	$745	$200	545	273%

Interest income for the year ended December 31, 2016 increased by $0.5 million, or 273%, compared to the year ended December 31, 2015 due to the higher cash balances in 2016 as a result of the proceeds received from our equity financings in 2015 and June 2016.

Net Loss

We had a net loss of $92.1 million, $52.9 million and $27.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. The increase in our net losses in 2017, as compared to 2016, was due to the continued expansion of our research and development activities, increased clinical trials and manufacturing activities, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we further invest in our research and development activities, including our clinical development. The increase in our net loss during 2016, as compared to 2015, was also due to the continued expansion of our research and development activities, increased clinical trials and manufacturing activities, and the overall growth of our corporate infrastructure. In addition, our general and administrative expenses increased in 2016 due to the increase in headcount and the acceleration of stock-based equity awards related to the termination of certain executives.

Liquidity and Capital Resources

We have incurred losses and generated negative cash flows from operations since inception. We expect to continue to incur significant losses in 2018 and may incur significant losses and negative cash flows from operations for the foreseeable future. We have funded our operations primarily through issuance of equity securities.

On December 28, 2017, we filed a shelf registration statement with the Securities and Exchange Commission, or SEC, for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $250 million, of which $42.5 million consists of unsold securities previously registered under the 2016 Shelf Registration Statement (see below), and which we refer to as the 2017 Shelf Registration Statement. The 2017 Registration Statement was declared effective on January 19, 2018. We completed an offering of common stock in January 2018 utilizing the 2017 Shelf Registration Statement (see below). In the future, we may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. At the time, any of the securities covered by the 2017 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

On December 23, 2016, we filed a shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $100 million, which we refer to as the 2016 Shelf Registration Statement. On January 11, 2017, the 2016 Shelf Registration Statement was declared effective by the SEC. We completed an offering of common stock in September 2017 utilizing the 2016 Shelf Registration Statement (see below).

In September 2017, we sold 8,846,154 shares of our common stock in an underwritten public offering at a public offering price of $6.50 per share, under the 2016 Shelf Registration Statement. We received gross proceeds of approximately $57.5 million and net proceeds of approximately $53.7 million, after deducting underwriting discounts and offering expenses.

In January 2018, we announced the closing of our public offering of 15,000,000 shares of our common stock at a public offering price of $11.50 per share, before underwriting discounts, which included 1,956,521 shares issued upon the exercise in full by the underwriter of its option to purchase additional shares at the public offering price less the underwriting discount, under the 2017 Shelf Registration Statement. The gross proceeds from the offering, before deducting the underwriting discounts and commissions and other estimated offering expenses payable by us, are $172.5 million with estimated net proceeds to us of approximately $161.7 million.

We are currently engaged in the development of therapeutics to fight cancer. We do not have any commercial products and have not yet generated any revenues from our biopharmaceutical business. We currently do not anticipate that we will generate any revenues during 2018 from the sale or licensing of any products. We have incurred a net loss of $92.1 million for the year ended December 31, 2017 and used $78.7 million of cash in our operating activities for the year ended December 31, 2017. As of December 31, 2017, we had $145.4 million of cash and cash equivalents, stockholders’ equity of $145.5 million and had working capital of $139.4 million.

We expect to further increase our research and development activities, which will increase the amount of cash we will use during 2018 and beyond. Specifically, we expect increased spending on clinical trials, research and development activities, higher payroll expenses as we increase our professional and scientific staff and continue our expansion of manufacturing activities. Based on the funds we have available as of the date of the filing of this Annual Report on Form 10-K, which includes the net proceeds of approximately $161.7 million raised in connection with our January 2018 public offering, we believe that we have sufficient capital to fund our anticipated operating expenses for at least 24 months from the date of filing this report.

Cash Flows

Cash Flows from Operating, Investing and Financing Activities (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net cash (used in) provided by :
Operating activities	$(78,709)	$(32,668)	$(18,381)
Investing activities	58,677	8,894	(71,208)
Financing activities	58,688	96,904	78,267
Net increase (decrease) in cash and cash equivalents	$38,656	$73,130	$(11,322)

Operating Activities

 Net cash used in operating activities of $78.7 million for the year ended December 31, 2017, resulted primarily from our net loss of $92.1 million, adjusted by a non-cash charge of $12.0 million for stock-based compensation expense, a $4.6 million increase in accrued liabilities primarily due to increases in activities by our company, a $3.6 million increase in long-term assets and a $0.9 million increase in prepaids, both due to timing of certain upfront payments associated with our research agreements, and $1.0 million in non-cash depreciation expense.

Net cash used in operating activities of $32.7 million for the year ended December 31, 2016, resulted primarily from our net loss of $52.9 million, adjusted by $18.9 million for stock-based compensation expense, a $2.8 million increase in prepaids due to timing of certain upfront payments associated with our research agreements, and a $3.4 million increase in accrued liabilities primarily due to increases in activities by our company.

Net cash used in operating activities of $18.4 million for the year ended December 31, 2015, resulted primarily from our net loss of $27.7 million, adjusted by $8.5 million for stock-based compensation expense.

Investing Activities

Net cash provided by investing activities of $58.7 million for the year ended December 31, 2017, consisted primarily of $59.7 million of proceeds from the maturities of short-term investments, offset by $1.0 million used for the purchase of property and equipment.

Net cash provided by investing activities of $8.9 million for the year ended December 31, 2016, consisted primarily of $1.5 million used for the purchase of property and equipment, and $110.2 million used for purchases of short-term investments, offset by $120.7 million of proceeds from the maturities of short-term investments.

Net cash used in investing activities of $71.2 million for the year ended December 31, 2015, consisted primarily of $1.1 million used for the purchase of property and equipment, and $140.7 million used for purchases of short-term investments, offset by $70.6 million of proceeds from the maturities of short-term investments.

Financing Activities

Net cash provided by financing activities of $58.7 million for the year ended December 31, 2017, consisted primarily of net proceeds of $53.7 million from the issuance of shares in a private offering at $6.50 per share after deducting expenses of the offering, $5.6 million from the exercise of options, $0.7 million of proceeds exercise of warrants, offset by $1.3 million in connection with tax payments made by our company in connection with vested restricted stock.

Net cash provided by financing activities of $96.9 million for the year ended December 31, 2016, consisted primarily of net proceeds of $95.7 million from the issuance of shares in a private offering at $4.75 per share after deducting expenses of the offering, $1.2 million of proceeds exercise of warrants, $0.6 million from the exercise of options offset by $0.6 million in connection with tax payments made by our company in connection with vested restricted stock awards.

Net cash provided by financing activities of $78.3 million for the year ended December 31, 2015, consisted primarily of net proceeds of $68.3 million from the issuance of shares in a private offering at $8.00 per share after deducting expenses of the offering, $9.7 million of proceeds exercise of warrants and $0.3 million from the exercise of options.

Significant Accounting Policies and Recent Accounting Standards

See Note 2 of the financial statements for a discussion of our significant accounting policies, including the discussion of recently issued and adopted accounting standards.

Contractual Obligations

We acquire assets still in development and enter into research and development arrangements with third parties that often require milestone and royalty payments to the third-party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the arrangement, we may have to make royalty payments based upon a percentage of the sales of the pharmaceutical product in the event that regulatory approval for marketing is obtained. Because of the contingent nature of these milestone payments, they are not included in the table of contractual obligations.

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

Our current non-cancelable contractual obligations as of December 31, 2017 that will require future cash payments are as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	2018	2019	2020	2021	2022	Therafter
Operating lease obligations	$2,387	$1,023	$700	$495	$169	$-	$-
Total	$2,387	$1,023	$700	$495	$169	$-	$-

Off-Balance Sheet Arrangements

At December 31, 2017, we had no obligations that would require disclosure as off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. The fair market value of fixed rate securities may be adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, our cash and cash equivalents are primarily held in cash deposits and money market funds. As of December 31, 2017, we did not hold any short-term investments and we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Assuming a hypothetical change in interest rates of one percentage point, change in the fair value of our total investment portfolio as of December 31, 2017 would not have had a material effect on our results of operations or cash flows for that period.

Inflation Risk

Inflation has not had a material effect on our business, financial condition or results of operations during the years ended

December 31, 2017, 2016 or 2015.

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

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b)  Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The independent registered public accounting firm, Marcum LLP, has issued an attestation report on our internal control over financial reporting.  The report on the audit of internal control over financial reporting is included in this Annual Report on Form 10-K.

(c)  Changes in Internal Control Over Financial Reporting:

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive Proxy Statement for the Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the Proxy Statement), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and the applicable information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers, and Corporate Governance

Information required by this Item 10 will be presented in the Proxy Statement “Election of Directors,” “Management Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors and Corporate Governance,” and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the sections entitled “Executive Compensation,” "Executive Compensation—Compensation Discussion and Analysis" and “Directors’ Compensation” in the Proxy Statement.

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

The Company’s financial statements and related notes thereto are listed and included in this Annual Report on Form 10-K beginning on page F-1. The following exhibits are filed with, or are incorporated by reference into, this Annual Report on Form 10-K.

Item 16.	Form 10-K Summary

We may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary information.

EXHIBIT INDEX

Exhibit	Description
2.1	Plan of Conversion (incorporated herein by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2017).
3.1	Articles of Conversion (incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2017).
3.2	Certificate of Conversion (incorporated herein by reference to Exhibit 3.2 of Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2017).
3.3	Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.3 of Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2017).
3.4	Certificate of Designations of Rights, Preferences and Privileges of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.4 of Registrant’s Registration Statement on Form S-3 filed with the Commission on July 31, 2017).
3.5	Certificate of Designations of Rights, Preferences and Privileges of Series B Preferred Stock (incorporated herein by reference to Exhibit 3.5 of Registrant’s Registration Statement on Form S-3 filed with the Commission on July 31, 2017).
3.6	Certificate of Amendment of Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2017).
3.7	Bylaws of Registrant (incorporated herein by reference to the Exhibit 3.4 to Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2017).
3.8	Amendment to the Bylaws of Registrant (incorporated herein by reference to the Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2017).
4.1	Form of Warrant (incorporated herein by reference to Registrant’s Form 8-K filed with the Commission on October 31, 2013).
4.2	Specimen of Stock Certificate.
10.1	Genesis Biopharma, Inc. 2010 Equity Compensation Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).
10.2	Form of Stock Option Agreement for grants under the Genesis Biopharma Inc. 2010 Equity Incentive Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).
10.3	Genesis Biopharma, Inc. 2011 Equity Compensation Plan (incorporated herein by reference to Registrant’s Form 8-K filed with the Commission on October 20, 2011).

10.4	Form of ISO Stock Option Agreement for grants under the Genesis Biopharma Inc. 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed with the Commission on October 20, 2011).
10.5	Form of NQSO Stock Option Agreement for grants under the Genesis Biopharma Inc. 2011 Equity Incentive Plan (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on October 20, 2011).
10.6	Lion Biotechnologies, Inc. 2014 Equity Incentive Plan, as amended (incorporated herein by reference to Appendix A to Registrant’s definitive Proxy Statement on Schedule 14C filed with the Commission on July 7, 2016).
10.7	Form of ISO Stock Option Agreement under 2014 Equity Incentive Plan (incorporated herein by reference to the Registrant’s Form S-8 filed with the Commission on June 18, 2015).
10.8	Form of NQSO Stock Option Agreement under 2014 Equity Incentive Plan (incorporated herein by reference to the Registrant’s Form S-8 filed with the Commission on June 18, 2015).
10.9	Patent License Agreement between the Company and the National Institutes of Health effective October 5, 2011 (incorporated herein by reference to the Registrant’s Form 8-K/A filed with the Commission on December 13, 2011).*
10.10	Cooperative Research and Development Agreement for Intramural-PHS Clinical Research, dated August 5, 2011, between the U.S. Department of Health and Human Services, as represented by the National Cancer Institute and the Company. (incorporated herein by reference to the Registrant’s Form 8-K/A (No.2) filed with the Commission on November 29, 2011).
10.11	Form of Director Stock Award Agreement (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on July 25, 2013).
10.12	Form of Registration Rights Agreement by and among Lion Biotechnologies, Inc. and the Investors thereunder (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on October 31, 2013).
10.13	Cooperative Research and Development Agreement for the Development and Evaluation of the NCI Proprietary Adoptive Cell Transfer Immunotherapy Using Tumor Infiltrating Lymphocytes in Patients with Metastatic Melanoma, Bladder, Lung, Triple-negative Breast, and HPV-associated Cancers, Utilizing Lion Biotechnologies, Inc.’s Business Development Expertise in Adoptive Cell Transfer Immunotherapy, executed by Lion Biotechnologies, Inc. on January 22, 2015 (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on January 26, 2015).*
10.14	Patent License Agreement, dated February 9, 2015, by and between the Company and the National Institutes of Health. (incorporated herein by reference to the Registrant’s Form 10-K filed with the Commission on March 16, 2015).*
10.15	Patent License Agreement, dated February 10, 2015, by and between the Company and the National Institutes of Health. (incorporated herein by reference to the Registrant’s Form 10-K filed with the Commission on March 16, 2015).*
10.16	First Amendment to Patent License Agreement-Exclusive, effective October 2, 2015, between the Company and the National Institutes of Health (incorporated herein by reference to the Registrant’s Form 10-Q filed with the Commission on November 6, 2015).*
10.17	Form of Securities Purchase Agreement, dated June 2, 2016, among Lion Biotechnologies, Inc. and the Investors thereunder (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on June 3, 2016).
10.18	Form of Registration Rights Agreement, dated June 2, 2016, by and among Lion Biotechnologies, Inc. and the Investors thereunder. (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on June 3, 2016).
10.19	Severance Agreement and General Release, dated June 1, 2016, between Lion Biotechnologies, Inc. and Dr. Elma Hawkins (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on June 3, 2016).#
10.20	Board Adviser Agreement, dated June 1, 2016, between Lion Biotechnologies, Inc. and Dr. Elma Hawkins (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on June 3, 2016).#
10.21	Form of Retention Bonus Agreement (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on June 3, 2016).#
10.22	Office Lease between Lion Biotechnologies, Inc. and Hudson Skyway Landing, LLC (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on August 8, 2016).
10.23	Amendment #2 Cooperative Research and Development Agreement # 02734, dated August 18, 2016, between the National Cancer Institute, and Registrant (incorporated herein by reference to the Registrant’s Form 10-Q filed with the Commission on November 4, 2016).
10.24	Exclusive and Co-Exclusive License Agreement, dated September 14, 2016, between Lion Biotechnologies, Inc. and PolyBioCept AB (incorporated herein by reference to the Registrant’s Form 10-Q filed with the Commission on November 4, 2016).*
10.25	Executive Employment Agreement, dated January 27, 2017, by and among Lion Biotechnologies, Inc. and Michael T. Lotze (incorporated herein by reference to the Registrant’s Form 10-Q filed with the Commission on May 9, 2016).#
10.26	Amended and Restated Manufacturing Services Agreement, dated December 18, 2017, between WuXi AppTec, Inc. and Iovance Biotherapeutics, Inc.*
10.27	2018 Corporate Goals and Cash Bonus Plan (incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on February 12, 2018).
10.28	Strategic Alliance Agreement, between Lion Biotechnologies, Inc. and The University of Texas M.D. Anderson Cancer Center, effective April 17, 2017 (incorporated herein by reference to the Registrant’s Form 10-Q filed with the Commission on August 3, 2017).*
10.29	Sublease Agreement, entered into as of April 28, 2017, between Lion Biotechnologies, Inc. and Teradata US, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K filed with the Commission on May 1, 2017).
10.30	Executive Employment Agreement, effective August 14, 2017, between Timothy E. Morris and Iovance Biotherapeutics, Inc. (incorporated herein by reference to the Registrant’s Form 10-Q filed with the Commission on November 2, 2017).#
10.31	Consulting Agreement, dated as of September 8, 2017, between Iovance Biotherapeutics, Inc. and Iain Dukes, D. Phil. (incorporated herein by reference to the Registrant's Current Report on Form 8-K filed with the Commission on September 15, 2017).#
10.32	Executive Employment Agreement, effective September 30, 2016, between Frederick G. Vogt and Lion Biotechnologies, Inc.#
10.33	Executive Employment Agreement, dated January 22, 2016, between Lion Biotechnologies, Inc. and Steven A. Fischkoff (incorporated herein by reference to the Registrant’s Form 10-Q filed with the Commission on May 9, 2016).#

10.34	First Amendment to the Strategic Alliance Agreement between Lion Biotechnologies, Inc., and The University of Texas M.D. Anderson Cancer Center, effective August 2, 2017.
10.35	Second Amendment to the Strategic Alliance Agreement between Iovance Biotherapeutics, Inc., and The University of Texas M.D. Anderson Cancer Center, effective February 16, 2018.
21.1	Subsidiaries of the Company (incorporated herein by reference to the Registrant’s Form 10-K filed with the Commission on March 9, 2017).
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith).
32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith).
101	The following financial information from the Annual Report on Form 10-K of Iovance Biotherapeutics, Inc. for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of December 31, 2017 and 2016; (2) Statements of Income for the years ended December 31, 2017 and 2016; (3) Statements of Shareholders’ Equity for the years ended December 31, 2017 and 2016; (4) Statements of Cash Flows for the years ended December 31, 2017 and 2016; and (5) Notes to Financial Statements.

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

IOVANCE BIOTHERAPEUTICS, INC.

Date: March 12, 2018	By:	/s/ Maria Fardis
		Name:	Maria Fardis
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maria Fardis	Chief Executive Officer (Principal	March 12, 2018
Maria Fardis	Executive Officer) and Director

/s/ Timothy E. Morris	Chief Financial Officer and Treasurer	March 12, 2018
Timothy E. Morris	(Principal Financial Officer and Accounting Officer)

/s/ Merrill A. McPeak	Director	March 12, 2018
Merrill A. McPeak

/s/ Sanford J. Hillsberg	Director	March 12, 2018
Sanford J. Hillsberg

/s/ Ryan D. Maynard	Director	March 12, 2018
Ryan D. Maynard

/s/ Iain Dukes	Director	March 12, 2018
Iain Dukes

/s/ Wayne Rothbaum	Director	March 12, 2018
Wayne Rothbaum

IOVANCE BIOTHERAPEUTICS, INC.

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of

Iovance Biotherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Iovance Biotherapeutics, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 12, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

We have served as the Company’s auditor since 2016.

Marcum LLP
New York, NY
March 12, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Iovance Biotherapeutics (formerly Lion Biotechnologies, Inc.)

We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows of Iovance Biotherapeutics, Inc. (formerly Lion Biotechnologies, Inc.) for the year ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Iovance Biotherapeutics, Inc. (formerly Lion Biotechnologies, Inc.) for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Los Angeles, California

March 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the
Board of Directors and Shareholders

of Iovance Biotherapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Iovance Biotherapeutics, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017 and the related notes of the Company, and our report dated March 12, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Marcum LLP

Marcum LLP

New York, NY

March 12, 2018

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share information)

	December 31,	December 31,
	2017	2016

ASSETS

Current Assets
Cash and cash equivalents	$145,373	$106,717
Short-term investments	-	59,753
Prepaid expenses and other current assets	3,917	3,042
Total Current Assets	149,290	169,512

Property and equipment, net	2,450	2,374
Long-term assets	3,633	-
Total Assets	$155,373	$171,886

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$1,232	$863
Accrued expenses	8,660	4,105
Total Current Liabilities	9,892	4,968

Commitments and contingencies (Note 11)

Stockholders’ Equity
Series A Convertible Preferred stock, $0.001 par value; 17,000 shares authorized, 1,694 shares issued and outstanding, as of December 31, 2017 and December 31, 2016, respectively (aggregate liquidation value of $1,694)	-	-
Series B Convertible Preferred stock, $0.001 par value; 11,500,000 shares authorized, 7,378,241 and 7,946,673 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively (aggregate liquidation value of $35,047)	7	8
Common stock, $0.000041666 par value; 150,000,000 shares authorized, 73,164,914 and 62,248,074 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	3	3
Additional paid-in capital	394,651	323,994
Accumulated other comprehensive income	-	29
Accumulated deficit	(249,180)	(157,116)
Total Stockholders’ Equity	145,481	166,918
Total Liabilities and Stockholders’ Equity	$155,373	$171,886

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Statements of Operations

(In thousands, except per share information)

	Years ended December 31,
	2017	2016	2015

Revenues	$-	$-	$-

Costs and expenses
Research and development	71,615	26,941	15,470
General and administrative	21,262	26,698	12,390
Total costs and expenses	92,877	53,639	27,860

Loss from operations	(92,877)	(53,639)	(27,860)
Other income
Interest income	813	745	200
Net Loss	$(92,064)	$(52,894)	$(27,660)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	-	(49,454)	-
Net Loss Attributable to Common Stockholders	(92,064)	(102,348)	(27,660)
Net Loss Per Common Share, Basic and Diluted	$(1.41)	$(1.85)	$(0.62)

Weighted-Average Common Shares Outstanding, Basic and Diluted	65,242	55,268	44,410

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years ended December 31,
	2017	2016	2015
Net Loss	$(92,064)	$(52,894)	$(27,660)
Other comprehensive income:
Unrealized (loss) gain on short-term investments	(29)	(19)	48
Comprehensive Loss	$(92,093)	$(52,913)	$(27,612)

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Statements of Stockholders' Equity

(In thousands, except share information)

	Series A Convertible		Series B Convertible				Additional	Accumulated other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance - January 1, 2015	5,694	$-	-	$-	33,750,188	$2	$121,405	$-	$(76,562)	$44,845

Stock-based compensation expense							6,752			6,752

Common stock issued upon exercise of warrants					3,880,210		9,705			9,705

Common stock issued upon exercise of stock options					42,387		255			255

Conversion of convertible preferred stock into common stock	(4,000)				2,000,000					-

Common stock issued for services					15,000		1,771			1,771

Common stock sold in public offering, net of offering costs					9,200,000		68,307			68,307

Cancellation of restricted shares					(340,065)	-				-

Unrealized gain on short- term investments								48		48

Net loss									(27,660)	(27,660)

Balance - December 31, 2015	1,694	-	-	-	48,547,720	2	208,195	48	(104,222)	104,023

Stock-based compensation expense							18,904			18,904

Tax payments related to shares witheld for vested restricted stock awards							(642)			(642)

Common stock issued upon exercise of warrants					592,132	-	1,235			1,235

Common stock issued upon exercise of stock options					100,480		626			626

Common stock sold in private placement, net of offering costs					9,684,000	1	44,008			44,009

Preferred stock sold in private placement, net of offering costs			11,368,633	11			51,665			51,676

Conversion of convertible preferred stock into common stock			(3,421,960)	(3)	3,421,960		3			-

Cancellation of restricted shares, net					(98,218)	-				-

Beneficial conversion feature of preferred stock							(49,454)			(49,454)

Deemed dividend on beneficial conversion feature of preferred stock							49,454			49,454

Unrealized loss on short- term investments								(19)		(19)

Net loss									(52,894)	(52,894)

Balance - December 31, 2016	1,694	-	7,946,673	8	62,248,074	3	323,994	29	(157,116)	166,918

Stock-based compensation expense							11,968			11,968

Tax payments related to shares witheld for vested restricted stock awards						-	(1,252)			(1,252)

Common stock issued upon exercise of warrants					265,000	-	662			662

Common stock issued upon exercise of stock options					1,011,284	-	5,616			5,616

Conversion of convertible preferred stock into common stock			(568,432)	(1)	568,432		1			-

Common stock sold in public offering, net of offering costs					8,846,154	-	53,662			53,662

Vesting of restricted shares issued for services					225,970	-	0			-

Unrealized loss on short- term investments								(29)		(29)

Net loss									(92,064)	(92,064)

Balance - December 31, 2017	1,694	$-	7,378,241	$7	73,164,914	$3	$394,651	$-	$(249,180)	$145,481

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities
Net loss	$(92,064)	$(52,894)	$(27,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	952	978	999
Amortization of discount (premium) on investments	19	(74)	0
Stock-based compensation expense	11,968	18,904	8,523
Changes in assets and liabilities:
Prepaid expenses and other assets	(875)	(2,765)	(211)
Accounts payable	369	(250)	(290)
Accrued expenses	4,555	3,433	258
Other assets	(3,633)	-	-
Net cash used in operating activities	(78,709)	(32,668)	(18,381)

Cash Flows From Investing Activities
Purchase of short- term investments	-	(110,249)	(140,665)
Maturities of short- term investments	59,705	120,664	70,600
Purchase of property and equipment	(1,028)	(1,521)	(1,143)
Net cash provided by (used in) investing activities	58,677	8,894	(71,208)

Cash Flows From Financing Activities
Tax payments related to shares withheld for vested restricted stock	(1,252)	(642)	0
Proceeds from the issuance of common stock upon exercise of warrants	662	1,235	9,705
Proceeds from the issuance of common stock upon exercise of options	5,616	626	255
Proceeds from the issuance of preferred stock and common stock, net	53,662	95,685	68,307
Net cash provided by financing activities	58,688	96,904	78,267
Net increase (decrease) in cash and cash equivalents	38,656	73,130	(11,322)
Cash and Cash Equivalents, Beginning of Period	106,717	33,587	44,909
Cash and Cash Equivalents, End of Period	$145,373	$106,717	$33,587

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$-	$-	$-
Interest paid	-	-	-

Supplemental disclosure of non-cash investing and financing activities:
Unrealized (loss) gain on short-term investments	$(29)	$(19)	$48
Acquisitions of property and equipment under accounts payable	-	155	-
Deemed dividend related to a beneficial conversion feature	-	49,454	-
Conversion of convertible preferred stock to common stock	1	3	-

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL ORGANIZATION, BUSINESS AND LIQUIDITY

General Organization and Business

Iovance Biotherapeutics, Inc. (the “Company”) is a biopharmaceutical company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to eradicate cancer cells. The Company’s lead program is an adoptive cell therapy (“ACT”) utilizing tumor-infiltrating lymphocytes (“TIL”), which are T cells derived from patients’ tumors, for the treatment of metastatic melanoma. The TIL are extracted from the tumor tissue, expanded in the Company’s manufacturing suites and then infused back into the patient to fight their cancer. On June 1, 2017, the Company reincorporated from Nevada to Delaware. On June 27, 2017, the Company changed its corporate name from Lion Biotechnologies, Inc. to Iovance Biotherapeutics, Inc.

Liquidity

The Company is currently engaged in the development of therapeutics to fight cancer, specifically solid tumors. The Company does not have any commercial products and has not yet generated any revenues from its business. The Company currently does not anticipate that it will generate any revenues during the 12 months from the date these financial statements are issued, from the sale or licensing of any of its product candidates. The Company has incurred a net loss of $92.1 million for the year ended December 31, 2017 and used $78.7 million of cash in its operating activities during the year ended December 31, 2017. As of December 31, 2017, the Company had $145.4 million of cash and cash equivalents. In January 2018, the Company announced the closing of its underwritten public offering of 15,000,000 shares of the Company’s common stock at a public offering price of $11.50 per share, before underwriting discounts, which included 1,956,521 shares issued upon the exercise in full by the underwriter of its option to purchase additional shares at the public offering price less the underwriting discount. The gross proceeds from the offering, before deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, are $172.5 million, with estimated net proceeds to the Company of approximately $161.7 million.

The Company expects to further increase its research and development activities, which will increase the amount of cash used during 2018 and beyond. Specifically, the Company expects continued spending on clinical trials, continued and expansion of manufacturing activities, higher payroll expenses as the Company increases its professional and scientific staff and research and development activities. Based on the funds the Company has available as of the date these financial statements are issued, which includes the net proceeds of approximately $161.7 million raised in connection with the Company’s January 2018 public offering, the Company believes that it has sufficient capital to fund its anticipated operating expenses for at least 24 months from the date these financial statements are issued.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Cash and Cash Equivalents

All highly liquid investments with an original maturity date of three months or less when purchased that are readily convertible into cash and have an insignificant interest rate risk are considered to be cash equivalents.

Short-term Investments

The Company's short-term investments are classified as “available-for-sale”. The Company includes these investments in current assets and carries them at fair value. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity.  Such amortization is included in interest income.  Gains and losses on securities sold are recorded based on the specific identification method and are included in interest income in the statement of operations. The Company has not incurred any realized gains or losses from sales of securities to date.

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

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017, the Company did not have any short-term investments. At December 31, 2016, the Company’s short-term investments were invested in short-term fixed income debt securities and notes of domestic and foreign high credit issuers and in money market funds.  The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on maturities and concentration by type and issuer.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2017, 2016 and 2015, the Company did not recognize any impairments for its property and equipment.

Fair value of financial instruments

Cash and cash equivalents and short-term investments are carried at fair value. As of December 31, 2017 and 2016, the Company had no liabilities measured at fair value.

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

At December 31, 2017, 2016 and 2015, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	As of December 31,
	2017	2016	2015
Stock options	6,072,368	6,233,150	2,693,237
Warrants	6,301,216	6,566,216	7,202,216
Series A Convertible Preferred*	847,000	847,000	847,000
Series B Convertible Preferred*	7,378,241	7,946,673	-
Restricted stock awards	-	7,084	321,252
Restricted stock units	114,582	550,000	-
	20,713,407	22,150,123	11,063,705

* on an as-converted basis

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, fair value is defined as the price at which an asset could be exchanged, or a liability transferred in a transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied.

Assets and liabilities recorded at fair value in the Company’s financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

The fair valued assets the Company holds that are generally assessed under Level 2 are corporate bonds and commercial paper. The Company utilizes third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. The Company uses quotes from external pricing service providers and other on-line quotation systems to verify the fair value of investments provided by its third-party pricing service providers. The Company reviews independent auditor’s reports from its third-party pricing service providers particularly regarding the controls over pricing and valuation of financial instruments and ensure that its internal controls address certain control deficiencies, if any, and complementary user entity controls are in place.

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

The Company does not have fair valued assets classified under Level 3.

As of December 31, 2017, the Company had no financial assets measured at fair value on a recurring basis.

As of December 31, 2016, financial assets measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Commercial paper	$-	$29,178	$-	$29,178
Corporate debt securities	-	26,578	-	26,578
US Government agency securities	-	3,997	-	3,997
Total	$-	$59,753	$-	$59,753

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include valuation of short-term investments, the useful lives of property and equipment, accounting for potential liabilities, the valuation allowance associated with the Company’s deferred tax assets, and the assumptions made in valuing stock instruments issued for services.

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Iovance Biotherapeutics, Inc. and its wholly-owned subsidiary, Iovance Biotherapeutics GmbH (formerly Lion Biotechnologies GmbH). All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all the Company's consolidated operations.

Stock-Based Compensation

The Company periodically grants stock options and warrants to employees and non-employees in non-capital raising transactions as compensation for services rendered. The Company accounts for stock option grants to employees based on the authoritative guidance provided by the FASB where the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option grants to non-employees in accordance with the authoritative guidance of the FASB where the value of the stock compensation is determined based upon the measurement date at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested, and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company's common stock option grants is estimated using a Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model, and based on actual experience. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods. During the years ended December 31, 2016 and 2015, the Company estimated forfeitures at the time of grant and revised those estimates in subsequent periods if actual forfeitures differed from those estimates. Effective January 1, 2017, the Company adopted ASU 2016-09 and elected to recognize forfeitures when they occur using a modified retrospective approach, which did not have a material impact on its consolidated financial statements.

The Company has in the past issued restricted shares of its common stock for share-based compensation programs. The Company measures the compensation cost with respect to restricted shares issued to employees based upon the estimated fair value of the equity instruments at the date of the grant, which is recognized as an expense over the period during which an employee is required to provide services in exchange for the award.

The fair value of restricted stock units is based on the closing price of the Company’s common stock on the grant date.

Total stock-based compensation expense related to all of the Company’s stock-based awards was recorded on the statements of operations as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Research and development	$5,270	$3,267	$2,248
General and administrative	6,698	15,637	6,275
Total stock-based compensation expense	$11,968	$18,904	$8,523

Total stock-based compensation broken down based on each individual instrument was as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Stock option expense	$10,862	$16,453	$6,752
Restricted stock award expense	34	989	1,771
Restricted stock unit expense	1,072	1,462	-
Total stock-based compensation expense	$11,968	$18,904	$8,523

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development Expenses

Research and development expenses include personnel and facility-related expenses, outside contracted services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services. Research and development costs are expensed as incurred. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and amortized over the period that the goods are delivered, or the related services are performed, subject to an assessment of recoverability.

Clinical development costs are a significant component of research and development expenses. The Company has a history of contracting with third parties that perform various clinical trial activities on its behalf in connection with the ongoing development of its product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. The Company accrues and expenses costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites. The Company determines its estimates through discussions with internal clinical personnel and outside service providers as to the progress or stage of completion of trials or services and the agreed upon fee to be paid for such services.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, legal, investor relations, facilities, business development and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, sublicense royalty expenses, legal fees relating to corporate matters, insurance, public company expenses relating to maintaining compliance with Nasdaq listing rules and Securities and Exchange Commission (“SEC”) requirements, insurance and investor relations costs, and fees for accounting and consulting services. General and administrative costs are expensed as incurred, and the Company accrues for services provided by third parties related to the above expenses by monitoring the status of services provided and receiving estimates from its service providers, and adjusting its accruals as actual costs become known.

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

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents.

The Company maintains cash balances at two financial institutions. At times, the amounts on deposit exceed the federally insured limits. Management believes that the financial institutions which hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists. As of December 31, 2017 and 2016, respectively, the Company’s cash balances were in excess of insured limits maintained at the financial institutions.

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

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Instruments

The Company applies the accounting standards for derivatives and hedging and for distinguishing liabilities from equity when accounting for hybrid contracts that feature conversion options. The accounting standards require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (i) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (ii) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (iii) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in results of operations.

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

Recent Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This ASU will be effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this ASU in the beginning of fiscal year 2017 Upon adoption, the Company elected to recognize forfeitures when they occur using a modified retrospective approach, which did not have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company has not yet selected a transition date and is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. CASH AND CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

Cash and cash equivalents, and short-term investments consist of the following (in thousands):

	December 31,	December 31,
	2017	2016
Cash - Demand deposits	$54,092	$76,071
Cash equivalents - Money market funds	91,281	30,646
Cash and cash equivalents total	$145,373	$106,717

	December 31,	December 31,
	2017	2016
Commercial paper	$-	$29,178
Corporate debt securities	-	26,578
US Government agency securities	-	3,997
Short-term investments total	$-	$59,753

Money market funds and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
		Unrealized	Unrealized
As of December 31, 2017	Cost	Gains	Losses	Fair Value
Money market funds	$91,281	$-	$-	$91,281

		Gross	Gross
		Unrealized	Unrealized
As of December 31, 2016	Cost	Gains	Losses	Fair Value
Money market funds	$30,646	$-	$-	$30,646
Commercial paper	29,118	60	-	29,178
Corporate debt securities	26,606	1	(29)	26,578
US Government agency securities	4,000	-	(3)	3,997
Total	$90,370	$61	$(32)	$90,399

Unrealized gains and losses are included in accumulated other comprehensive income.

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. BALANCE SHEET COMPONENTS

Property and equipment, net consists of the following (in thousands):

	December 31,	December 31,
	2017	2016
Lab equipment	$3,207	$2,405
Leasehold improvements	1,726	1,381
Computer equipment	349	245
Office furniture and equipment	188	148
Construction in progress	13	276
Total Property and equipment, cost	5,483	4,455
Less: Accumulated depreciation and amortization	(3,033)	(2,081)
Property and equipment, net	$2,450	$2,374

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $1.0 million, $1.0 million and $1.0 million, respectively.

Accrued liabilities consist of the following (in thousands):

	December 31,	December 31,
	2017	2016
Accrued payroll and employee related expenses	$2,613	$1,581
Legal and related services	935	927
Clinical related	3,310	614
Manufacturing related	876	437
Deferred rent	430	422
Accrued other	496	124
	$8,660	$4,105

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock. At December 31, 2017, 17,000 shares were designated as Series A Convertible Preferred Stock (“Series A Preferred Stock”) and 11,500,000 shares were designated as Series B Preferred Stock (“Series B Preferred Stock”).

Series A Convertible Preferred Stock

A total of 17,000 shares of Series A Preferred Stock have been authorized for issuance under the Company’s Certificate of Designation of Preferences and Rights of Series A Convertible Preferred Stock. The shares of Series A Preferred Stock have a stated value of $1,000 per share and are initially convertible into shares of common stock at a price of $2.00 per share, subject to adjustment.

The Series A Preferred Stock may, at the option of each investor, be converted into fully paid and non-assessable shares of the Company’s common stock. The holders of shares of Series A Preferred Stock do not have the right to vote on matters that come before the Company’s stockholders. In the event of any dissolution or winding up of the Company, proceeds shall be paid pari passu among the holders of the Company’s common stock and preferred stock, pro rata based on the number of shares held by each holder. The Company may not declare, pay or set aside any dividends on shares of capital stock of the Company (other than dividends on shares of common stock payable in shares of common stock) unless the holders of the Series A Preferred Stock shall first receive an equal dividend on each outstanding share of Series A Preferred Stock.

During the year ended December 31, 2017, no shares of Series A Preferred Stock were converted into shares of common stock. During the years ended December 31, 2016 and 2015, 4,000 and 11,306 shares, respectively, of Series A Preferred Stock were converted into 2,000,000 and 5,653,000 shares of common stock, respectively. The common shares issued were determined on a formula basis of 500 common shares for each share of Series A Preferred Stock converted.

Series B Preferred Stock

A total of 11,500,000 shares of Series B Preferred Stock are authorized for issuance under the Company’s Series B Certificate of Designation of Rights, Preferences and Privileges of Series B Preferred Stock. The shares of Series B Preferred Stock have a stated value of $4.75 per share and are convertible into shares of the Company’s common stock at an initial conversion price of $4.75 per share.

Holders of Series B Preferred Stock are entitled to dividends on an as-if-converted basis in the same form as any dividends actually paid on shares of the Series A Preferred Stock or the Company’s common stock. So long as any Series B Preferred Stock remains outstanding, the Company may not redeem, purchase or otherwise acquire any material amount of the Series A Preferred Stock or any securities junior to the Series B Preferred Stock.

During the year ended December 31, 2017 568,432 shares of Series B Preferred Stock were converted into 568,432 shares of common stock, and during the year ended December 31, 2016, 3,421,960 shares of Series B Preferred Stock were converted into 3,421,960 shares of common stock. 7,378,241 shares of Series B Preferred Stock remained outstanding at December 31, 2017.

2016 Private Placement

On June 2, 2016, the Company entered into a securities purchase agreement with various institutional and individual accredited investors to raise gross proceeds of $100 million in a private placement (the “2016 Private Placement”). On June 7, 2016, the Company completed the 2016 Private Placement. In the 2016 Private Placement, the Company issued (i) 9,684,000 shares of its common stock and (ii) 11,368,633 shares of its newly created Series B Preferred Stock. The shares of common stock and Series B Preferred Stock were sold for $4.75 per share. The shares of Series B Preferred initially were not convertible into common stock and, except as required by law, are non-voting. On July 7, 2016, the Company filed a proxy statement with the SEC with respect to a stockholders meeting that was held on August 16, 2016 at which the stockholders were asked to vote on a proposal to permit the Series B Preferred Stock to become convertible into shares of the Company’s common stock and to permit the issuance of shares of common stock upon such conversion. The requisite stockholder approval was obtained and, as a result, on August 16, 2016 the Series B Preferred Stock became convertible into shares of common stock at an initial conversion price of $4.75 per share.

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has also evaluated its convertible preferred stock in accordance with the provisions of ASC 815, Derivatives and Hedging, including consideration of embedded derivatives requiring bifurcation. The issuance of the convertible preferred stock could generate a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the convertible preferred stock. As the convertible preferred stock may be converted immediately, the Company recognized a BCF of $49.5 million as a deemed dividend in the statements of operations. This one-time, non-cash charge impacted net loss attributable to common stockholders and loss per share for the year ended December 31, 2016.

The Company received net proceeds of approximately $95.7 million from the 2016 Private Placement, after paying placement agent fees and estimated offering expenses.

Public Offering

On September 25, 2017, the Company sold 8,846,154 shares of its common stock in an underwritten public offering at $6.50 per share for net proceeds of $53.7 million after deducting underwriting discounts and expenses of the offering.

Warrants

A summary of the status of stock warrants at December 31, 2017, and the changes during the three years then ended, is presented in the following table:

			Weighted
		Weighted	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Under	Exercise	Contractual	Value
	Warrants	Price	Life	(in thousands)
Outstanding at January 1, 2015	11,084,426	$2.51
Issued	-	-
Exercised	(3,882,210)	2.50
Expired/Cancelled	-	-
Outstanding at December 31, 2015	7,202,216	$2.51
Issued	-	-
Exercised	(592,132)	2.50
Expired/Cancelled	(43,868)	2.50
Outstanding at December 31, 2016	6,566,216	$2.51
Issued	-	-
Exercised	(265,000)	2.50
Expired/Cancelled	-	-
Outstanding at December 31, 2017	6,301,216	$2.51	0.8 years	$34,651

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. STOCK BASED COMPENSATION

Stock Plans

As of October 14, 2011, the Company adopted the 2011 Equity Incentive Plan (the “2011 Plan”). Employees, directors, consultants and advisors of the Company are eligible to participate in the 2011 Plan. The 2011 Plan initially had 180,000 shares of common stock reserved for issuance in the form of incentive stock options, non-qualified options, common stock, and grant appreciation rights. The 2011 Plan was not approved by the Company’s stockholders within the required one-year period following its adoption and, accordingly, no incentive stock options can be granted under that plan. In August 2013, the Company’s Board of Directors and a majority of the Company’s stockholders approved an amendment to increase the number of shares available under the 2011 Plan from 180,000 shares to 1,700,000 shares, and an amendment to increase the number options or other awards that can be granted to any one person during a twelve (12) month period from 50,000 shares to 300,000 shares. The foregoing amendment to the 2011 Plan became effective in September 2013. On August 20, 2014, the Company’s Board of Directors amended the 2011 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2011 Plan from 1,700,000 to 1,900,000 shares, effective immediately. As of December 31, 2017, 725,267 shares were available for future grant under the 2011 Plan.

On September 19, 2014, the Company’s Board of Directors (the “Board”) adopted the Iovance Biotherapeutics, Inc. 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the Company’s stockholders at the Company’s 2014 Annual Meeting of Stockholders held in November 2014. The 2014 Plan, as approved by the stockholders, authorized the issuance up to an aggregate of 2,350,000 shares of the Company’s common stock. On April 10, 2015, the Board amended the 2014 Plan to increase the total number of shares that can be issued under the 2014 Plan to 4,000,000 shares of the Company’s common stock. The increase in shares available for issuance under the 2014 Plan was approved by the Company’s stockholders at the Company’s 2015 Annual Meeting of Stockholders in June 2015.

On August 16, 2016, the Company’s stockholders approved an increase in the total number of shares that can be issued under the 2014 Plan to 9,000,000 shares of the Company’s common stock. At December 31, 2017, 2,516,992 shares were available for grant under the Company’s 2014 Plan.

Restricted Stock Units

On June 1, 2016, the Company entered into a restricted stock unit agreement with the Company’s new Chief Executive Officer, Maria Fardis, Ph.D., pursuant to which the Company granted Dr. Fardis 550,000 non-transferrable restricted stock units at fair market value of $5.87 per share as an inducement of employment pursuant to the exception to The Nasdaq Global Market rules that generally require stockholder approval of equity incentive plans. The 550,000 restricted stock units vest in installments as follows: (i) 137,500 restricted stock units vested upon the first anniversary of the effective date of Dr. Fardis’ employment agreement; (ii) 275,000 restricted stock units vest upon the satisfaction of certain clinical trial milestones; and (iii) 137,500 restricted stock units vest in equal monthly installments over the 36-month period following the first anniversary of the effective date of Dr. Fardis’ employment, provided that Dr. Fardis has been continuously employed with the Company as of such vesting dates.

Stock-based compensation expense for restricted stock units (“RSUs”) is measured based on the closing fair market value of the Company's common stock on the date of grant. As of December 31, 2017, $0.7 million of total unrecognized compensation costs related to non-vested RSUs are scheduled to be recognized over a weighted average period of 2.5 years.

During the years ended December 31, 2017 and 2016, the Company recognized $1.1 million and $1.5 million, respectively, in stock-based compensation expense related to RSUs.

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

A summary of the status of stock options at December 31, 2017, and the changes during the three years then ended, is presented in the following table:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value
	Options	Price	Life	(in thousands)
Outstanding at January 1, 2015	1,857,877	$7.31
Granted	1,171,984	8.12
Exercised	(42,387)	-
Expired/Forfeited	(294,237)	2.88
Outstanding at December 31, 2015	2,693,237	$8.12
Granted	4,407,983	6.86
Exercised	(100,480)	6.23
Expired/Forfeited	(767,590)	8.12
Outstanding at December 31, 2016	6,233,150	$7.24
Granted	2,188,800	6.68
Exercised	(1,011,284)	5.55
Expired/Forfeited	(1,338,298)	6.79
Outstanding at December 31, 2017	6,072,368	$7.42	7.9 years	$6,199
Exercisable at December 31, 2017	2,769,205	$7.96	6.4 years	$2,457
Exercisable at December 31, 2016	2,496,695	$7.35	4.1 years	$1,839

The total pre-tax intrinsic value of stock options exercised during the year ended December 31, 2017, 2016 and 2015 was $2.6 million, $0.2 million and $0.0 million, respectively.

The weighted average grant date fair value for employee options granted under the Company's stock option plans during the year ended December 31, 2017, 2016 and 2015 was $6.58, $6.78 and $8.77, per option respectively.

As of December 31, 2017, $19.5 million of total unrecognized compensation costs related to non-vested employee options are scheduled to be recognized over a weighted average period of 1.9 years.

The following table summarizes the assumptions relating to options granted pursuant to the Company’s equity incentive plans for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.34% - 1.72%	2.16% - 1.18%	1.56%
Expected term (in years)	6.50 - 5.13	6.50 - 5.07	6.00
Expected volatility	209.69% - 190.46%	213.60% - 189.40%	218.00% - 207.00%

Expected Dividend Yield —The Company has never paid dividends and does not expect to pay dividends in the foreseeable future.

Risk-Free Interest Rate —The risk-free interest rate was based on the market yield currently available on United States Treasury securities with maturities approximately equal to the option’s expected term.

Expected Term —The expected term of the stock option grants was calculated using the “simplified” method in accordance with the SEC Staff Accounting Bulletin 107. The “simplified” method was used since the Company believes its historical data does not provide a reasonable basis upon which to estimate expected term and the Company does not have enough option exercise data from its grants issued to support its own estimate as a result of vesting terms and changes in the stock price. The “simplified” method, as permitted by the SEC, is calculated as the average of the time-to-vesting and the contractual life of the options.

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected Volatility —The expected volatility is based on the historical volatility for the Company's stock over a period equal to the expected terms of the options.

Forfeiture Rate —The Company recognizes forfeitures as they occur.

Each of the inputs discussed above is subjective and generally requires significant management judgment.

During the years ended December 31, 2017, 2016 and 2015, the Company recorded compensation costs of $10.9 million, $16.5 million and $6.8 million, respectively, relating to the vesting of stock options.

A summary of outstanding, exercisable and vested stock options as of December 31, 2017 is as follows (in thousands, except per share amounts):

	Options Outstanding					Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value		Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

$5.05 - $5.86	959,200	8.16	$5.32	$		390,000	6.31	$5.43
$5.87 - $6.58	932,550	7.90	6.02			421,712	6.77	6.08
$6.59 - $7.43	897,500	7.51	6.99			323,790	4.25	6.94
$7.44 - $7.57	1,358,166	8.91	7.52			434,370	8.67	7.54
$7.58 - $9.00	864,286	7.37	7.83			401,273	5.50	7.81
$9.01 - $117	1,060,666	6.90	10.46			798,060	6.33	10.90
	6,072,368	7.86	$7.42		$6,199	2,769,205	6.40	$7.96	$2,457

Restricted Common Stock Awards

The following table summarizes restricted common stock awards activity:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Non-vested shares, January 1, 2015	782,500	$7.04
Granted	15,000	8.44
Vested	(284,748)	4.31
Forfeited	(191,500)	6.81
Non-vested shares, December 31, 2015	321,252	$6.96
Granted	-	-
Vested	(274,167)	6.90
Forfeited	(40,001)	7.02
Non-vested shares, December 31, 2016	7,084	$6.48
Granted	-	-
Vested	(7,084)	(6.48)
Forfeited	-	-
Non-vested shares, December 31, 2017	-	$-

During the years ended December 31, 2017, 2016 and 2015, the Company recorded compensation costs of $0.0 million, $1.0 million and $1.8 million, respectively, in connection with these awards and is recognized as expense in the accompanying statements of operations. As of December 31, 2017, there were no outstanding unvested restricted common stock awards.

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE.7 EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan covering substantially all U.S. employees under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “IRC”). The Company's matching contribution to the plan was $0.3 million, $0.1 million and $0.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 8. SEPARATION AGREEMENTS

In June 2016, the Company entered into a separation agreement with Dr. Elma Hawkins, its former Chief Executive Officer. Under the terms of the agreement, Dr. Hawkins vesting was accelerated on certain outstanding options and she was entitled to receive a severance payment of approximately $0.5 million. The Company recorded approximately $5.0 million in additional share-based compensation expense related to this acceleration of the equity awards during the year ended December 31, 2016.

In July 2016, Molly Henderson, the former Chief Financial Officer provided the Board with written notice under her Employment Agreement, dated June 5, 2015, that she would terminate her employment with the Company for “good reason” effective August 16, 2016. In connection with this event all unvested options were accelerated and she received a severance payment of approximately $0.4 million, representing one year’s salary. The Company recorded approximately $4.5 million in additional share-based compensation expense related to the acceleration of the equity awards during the year ended December 31, 2016.

NOTE 9. INCOME TAXES

Net deferred tax assets (liabilities) are summarized as follows (in thousands):

	As of December 31,
	2017	2016
Deferred income tax asset:
Net operating loss carry forward	$33,300	$23,912
Stock-based compensation	4,568	9,562
Tax credit carryforwards	9,323	8,167
Reserves and accruals	733	139
Deferred tax asssets before valuation allowance	47,924	41,780
Less: valuation allowance	(47,849)	(41,402)
Net deferred income tax assets	75	378
Deferred tax liabilities:
Depreciation and amortization	(75)	(378)
Net deferred tax assets (liabilities)	$-	$-

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Years ended December 31,
	2017	2016	2015
Federal statutory tax rate	(34)%	(34)%	(34)%
Orphan Drug & Research credits	0	(8)	(12)
Permanent and other differences	4	4	10
Tax rate change	23	-	-
State tax, net of federal benefit	-	(4)	(5)
	(7)%	(42)%	(41)%
Valuation allowance	7%	42%	41%
Effective tax rate	-%	-%	-%

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of income tax expense (benefit) are as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
Federal:
Current	$-	$-	$-
Deferred	(7,391)	(19,050)	(9,724)
State and Local
Current	-	-	-
Deferred	944	(3,007)	(1,887)
Change in Valuation Allowance	6,447	22,057	11,611
Total income tax expense (benefit)	$-	$-	$-

The Company had net operating loss carryovers (“NOLs”) for federal and state income tax purposes of approximately $143.3 million and $66.3 million, respectively, as of December 31, 2017. The federal NOLs will expire beginning in 2027 through 2037. The state NOLs will expire if unused in years 2030 through 2037.

The Company’s utilization of NOLs is subject to an annual limitation due to ownership changes that have occurred previously or that could occur in the future as provided in Section 382 of the IRC (“Section 382”), as well as similar state provisions. Section 382 limits the utilization of NOLs when there is a greater than 50% change of ownership as determined under the regulations. Since its formation, the Company has raised capital through the issuance of capital stock and various convertible instruments which, combined with the purchasing shareholders’ subsequent disposition of these shares, has resulted in an ownership change as defined by Section 382, and could result in an ownership change in the future upon subsequent disposition.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company has calculated its 2017 year-end income tax provision with its best estimate of the impact of the Act in accordance with its understanding of the Act and guidance available as of the date of this filing. The tax rate decrease resulted in a reduction of $20.8 million in the Company’s deferred tax assets, and a corresponding decrease of the same amount in the valuation allowance against these deferred tax assets.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2017, 2016 and 2015, the change in the valuation allowance was approximately $6.4 million, $22.1 million and $11.6 million, respectively.

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

If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as “Other Income (Expense)” in the consolidated statement of operations. Penalties would be recognized as a component of “General and Administrative Expenses” in the consolidated statement of operations.

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
Unrecognized benefit—beginning of period	$-	$-	$-
Gross decreases—prior period tax positions	2,780	-	-
Gross increases—current period tax positions	1,331	-	-
Unrecognized benefit—end of period	$4,111	$-	$-

No interest or penalties on unpaid tax were recorded during the years ended December 31, 2017, 2016 and 2015, respectively. The Company does not anticipate any significant changes within 12 months of this reporting date of its uncertain tax positions.

The Company files tax returns in the U.S. federal and state jurisdictions. The tax years beginning with the year ended December 31, 2007 remain open to examination by tax authorities to the extent of the utilization of net operating losses and credit carryovers. The Company is not currently under examination by income tax authorities in federal, state or other foreign jurisdictions.

NOTE 10. LICENSES AND AGREEMENTS

National Institutes of Health (NIH) and the National Cancer Institute (NCI)

Cooperative Research and Development Agreement (CRADA)

In August 2011, the Company signed a five-year Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute (NCI”) to work with Dr. Steven Rosenberg on developing adoptive cell immunotherapies that are designed to destroy metastatic melanoma cells using a patient’s tumor infiltrating lymphocytes.

In January 2015, the Company executed an amendment to the CRADA (the “Amendment”) to include four new indications. As amended, in addition to metastatic melanoma, the CRADA included the development of TIL therapy for the treatment of patients with bladder, lung, triple-negative breast, and Human Papilloma Virus (“HPV”)-associated cancers.

In August 2016, the NCI and the Company entered into a second amendment to the CRADA (the “Second Amendment”). The principal changes effected by the Second Amendment included (i) extending the term of the CRADA by another five years to August 2021, and (ii) modifying the focus on the development of unmodified TIL as a stand-alone therapy or in combination with U.S. Food and Drug Administration (“FDA”) licensed products and commercially available reagents routinely used for adoptive cell therapy. The parties will continue the development of improved methods for the generation and selection of TIL with anti-tumor reactivity in metastatic melanoma, bladder, lung, breast, and HPV-associated cancers.

 Pursuant to the terms of the CRADA, the Company is currently required to make quarterly payments of $0.5 million to the NCI for support of research activities. To the extent the Company licenses patent rights relating to a TIL-based product candidate, the Company will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, the Company may be required to supply certain test articles, including TIL, grown and processed under cGMP conditions, suitable for use in clinical trials, where the Company holds the investigational new drug application for such clinical trial. The extended CRADA has a five-year term expiring in August 2021. The Company or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. During the years ended December 31, 2017, 2016 and 2015, the Company recorded costs associated with the CRADA of $2.0 million, $1.8 million and $2.0 million, respectively, as research and development expenses.

Patent License Agreement Related to the Development and Manufacture of TIL

Effective October 5, 2011, the Company entered into a patent license agreement (the “Patent License Agreement”) with the National Institutes of Health, an agency of the United States Public Health Service within the Department of Health and Human Services (“NIH”), which was subsequently amended on February 9, 2015 and October 2, 2015. Pursuant to the Patent License Agreement, as amended, the NIH granted the Company licenses, including exclusive, co-exclusive, and non-exclusive licenses, to certain technologies relating to autologous tumor infiltrating lymphocyte adoptive cell therapy products for the treatment of metastatic melanoma, lung, breast, bladder and HPV-positive cancers. The Patent License Agreement requires the Company to pay royalties based on a percentage of net sales (which percentage is in the mid-single digits), a percentage of revenues from sublicensing arrangements, and lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications and other direct costs incurred by the NIH pursuant to the agreement.

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exclusive Patent License Agreement Related to TIL Selection

On February 10, 2015, the Company entered into an exclusive patent license agreement (the “Exclusive Patent License Agreement”) with the NIH under which the Company received an exclusive license to the NIH’s rights to patent-pending technologies related to methods for improving adoptive cell therapy through more potent and efficient production of TIL from melanoma tumors by selecting for T-cell populations that express various inhibitory receptors. Unless terminated sooner, the license shall remain in effect until the last licensed patent right expires.

In consideration for the exclusive rights granted under the Exclusive Patent License Agreement, the Company paid the NIH a non-refundable upfront licensing fee in the amount of $0.8 million. The Company also agreed to pay customary royalties based on a percentage of net sales of a licensed product (which percentage is in the mid-single digits), a percentage of revenues from sublicensing arrangements, and lump sum benchmark payments upon the successful completion of clinical studies involving licensed technologies, the receipt of the first FDA approval or foreign equivalent for a licensed product or process resulting from the licensed technologies, the first commercial sale of a licensed product or process in the United States, and the first commercial sale of a licensed product or process in any foreign country. The Company will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the Exclusive Patent License Agreement.

During the year ended December 31, 2017, the costs associated with the NIH patent licenses were immaterial. During the years ended December 31, 2016 and 2015, the Company recorded $0.4 million and $0.4 million, respectively, as research and development expenses associated with the NIH patent licenses.

H. Lee Moffitt Cancer Center

Research Collaboration and Clinical Grant Agreements with Moffitt

In September 2014, the Company entered into a research collaboration agreement with the H. Lee Moffitt Cancer Center (“Moffitt”) to jointly engage in translational research and development of adoptive tumor-infiltrating lymphocyte cell therapy with improved anti-tumor properties and process.

 In December 2016, the Company entered into a new three-year Sponsored Research Agreement with Moffitt (the “Moffitt SRA”). At the same time, the Company entered into a clinical grant agreement with Moffitt to support an ongoing clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with metastatic melanoma. In June 2017, the Company entered into a second clinical grant agreement with Moffitt to support a new clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with non-small cell lung cancer. In the years ended December 31, 2017, 2016 and 2015, the Company recorded research and development costs of $1.2 million, $0.7 million, and $0.7 million, respectively, in connection with the research collaboration and clinical grant agreements with Moffit.

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

Pursuant to the Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million. A patent issuance fee will also be payable under the Moffitt License, upon the issuance of the first U.S. patent covering the subject technology. In addition, the Company agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales (which percentage is in the low single digits) and sublicensing payments, as applicable, and annual minimum royalties beginning with the first sale of products based on the licensed technologies, which minimum royalties will be credited against the percentage royalty payments otherwise payable in that year. The Company will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the Moffitt License related to the treatment of any cancers in the United States, Europe and Japan and in other countries designated by the Company in agreement with Moffitt. During the years ended December 31, 2017, 2016 and 2015, the Company did not record any costs associated with Moffitt License.

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company paid PolyBioCept a total of $2.5 million as an upfront exclusive license payment. The Company will also have to make additional milestone payments to PolyBioCept under the PolyBioCept Agreement if, and when, (i) certain product development milestones are achieved, (ii) certain regulatory approvals have been obtained from the FDA and/or the European Medicines Agency, and (iii) certain product sales targets are achieved. The milestone payments will be payable both in cash (U.S. dollars) and in shares of the Company’s common stock.

If all of the foregoing product development, regulatory approval and sales milestone payments are met, the Company will have to pay PolyBioCept an additional $8.7 million and will have to issue to PolyBioCept a total 2,219,376 shares of unregistered common stock. In addition to these potential payments, the Company reimbursed PolyBioCept $0.2 million in expenses related to the transfer of know-how and paid PolyBioCept $0.1 million as a clinical trials management fee. The Company also separately engaged PolyBioCept as a consultant to provide certain product development and research related services in a one-year agreement for up to $0.2 million, subject to the consent of the Karolinska Institute to the services to be performed by its employees thereunder. The PolyBioCept Agreement has an initial term of 30 years and may be extended for additional five-year periods. The Company recognized $0.2 million in connection with this agreement in the year ended December 31, 2017. The Company recognized $2.7 million in connection with this agreement in the year ended December 31, 2016, as research and development expense, which amount included the $2.5 million upfront exclusive license payment.

Karolinska University Hospital and Karolinska Institute Agreements

In connection with the execution of the PolyBioCept Agreement, the Company also (i) entered into a clinical trials agreement with the Karolinska University Hospital to conduct clinical trials in glioblastoma and pancreatic cancer at the Karolinska University Hospital, and (ii) agreed to enter into a sponsored research agreement with the Karolinska Institute for the research of the cytokine cocktail in additional indications. The Company agreed to enter into the sponsored research agreement within 90 days after the date of the PolyBioCept Agreement, which date has been extended by amendments to the PolyBioCept Agreement. Failure to enter into the sponsored research agreement or further amend the PolyBioCept Agreement will give PolyBioCept the right to terminate the PolyBioCept Agreement, while the Company will have the right to recoup $2.2 million of the payments it made under the PolyBioCept Agreement. The Company will pay the Karolinska Institute an additional $2.6 million in connection with these other related agreements. In the years ended December 31, 2016, the Company paid Karolinska University Hospital $1.6 million under the clinical trials agreement to conduct the clinical trials. The $1.6 million payment was classified as a prepaid expense and is being expensed in accordance with the Company’s research and development expense accounting policy (see Note 1). Accordingly, the Company recognized $0.3 million and $0.1 million in connection with this agreement as research and development expense in the years ended December 31, 2017 and 2016, respectively.

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

M.D. Anderson Cancer Center

Strategic Alliance Agreement

On April 17, 2017, the Company entered into a Strategic Alliance Agreement (the “SAA”) with M.D. Anderson Cancer Center (“M.D. Anderson”) under which the Company and M.D. Anderson agreed to conduct clinical and preclinical research studies. The Company agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA. In return, the Company will acquire all rights to inventions resulting from the studies and has been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of M.D. Anderson reasonably necessary to exploit any invention, including the commercialization thereof. The Company has also been granted certain rights to clinical data generated by M.D. Anderson outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt by the Company of all deliverables due from M.D. Anderson thereunder. As of December 31, 2017, the Company had paid $1.4 million under the SAA. This amount has been recorded under long-term assets on the Company’s consolidated balance sheets and will be amortized to research and development expenses in accordance with the Company’s research and development accounting policy, based on enrollment and other factors. The Company did not recognize any research and development expense associated with the M.D. Anderson SAA for the year ended December 31, 2017.

MedImmune

In December 2015, the Company entered into a collaboration agreement (the “MedImmune Agreement”) with MedImmune, the global biologics research and development arm of AstraZeneca (“MedImmune”), to conduct clinical and preclinical research immuno-oncology. Under the MedImmune Agreement, the Company will fund and conduct at least one clinical trial combining MedImmune's PD-L1 inhibitor, durvalumab, with TIL for the treatment of patients. MedImmune will supply durvalumab for the clinical trials. The purpose of the studies is to establish a dosing regimen for this combination therapy and assess its safety and efficacy.

WuXi Apptech, Inc. (“WuXi”)

In November 2016, the Company entered into that a three-year manufacturing and services agreement with WuXi pursuant to which WuXi agreed to provide manufacturing and other services. Under the agreement, the Company entered into two statements of work for two cGMP manufacturing suites to be established and operated by WuXi for Lion, one of which is expected to be capable of being used for the commercial manufacture of our products. The fee payable under the first statement of work for the use of one of the manufacturing suites during the first year of the agreement, including the fees for the necessary personnel, is $2.5 million. The second statement of work, under which WuXi agreed to establish and operate a second, dedicated facility for a late stage/commercial manufacturing cGMP suite requires the Company to pay approximately $5.85 million during the first year of the agreement. The Company and WuXi have extended the term of the related statements of work until May 2020. During the years ended December 31, 2017 and 2016, the Company recorded costs associated with agreements with WuXi of $13.9 million and $2.4 million, respectively, as research and development expenses.

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

In April 2015, the Company amended the original lease agreement to increase the rentable space to 6,043 square feet. In September 2016, the Company further increased the rentable space to 8,673 square feet. The per square foot cost and term of the lease were unchanged, and rent payments are approximately $20,000 per month. The lease expires in November 2019.

San Carlos Lease

On August 4, 2016, the Company entered into an agreement to lease 8,733 square feet in San Carlos, California. The term of the lease is 54 months subsequent to the commencement date and will expire in April 2021. Monthly lease payments are approximately $38,000.

On April 28, 2017, the Company entered into a sublease agreement with Teradata US, Inc., pursuant to which the Company agreed to sublease certain office space located adjacent to the Company's headquarters for approximately $26,000 per month. The space consists of approximately 11,449 rentable square feet in the building located in San Carlos, California and will expire on October 31, 2018.

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New York Lease

The Company leased office space in New York for a monthly rental of approximately $18,000 a month from January 2017 through July 2017. On June 5, 2017, the Company entered into an agreement whereby the Company will lease office space from August 1, 2017 to July 31, 2018, for approximately $9,000 a month.

The Company recognizes rental expense on the facilities on a straight-line basis over the lease term. Differences between the straight-line rent expense and rent payments are classified as deferred rent liability on the balance sheet.

As of December 31, 2017, the Company's future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year	Operating Lease Commitments
2018	$1023
2019	700
2020	495
2021	169
$2,387

Rent expense for the years ended December 31, 2017, 2016 and 2015 was $1.0 million, $0.7 million and $0.3 million, respectively.

NOTE 12. LEGAL PROCEEDINGS

Class Action Lawsuit and Derivative Lawsuit. On April 10, 2017, the SEC announced settlements with us and with other public companies and unrelated parties in the In the Matter of Certain Stock Promotion investigation. The Company’s settlement with the SEC is consistent with its previous disclosures (including in the Company’s Annual Report on Form 10-K that it filed with the SEC on March 9, 2017). On April 14, 2017, a purported shareholder filed a complaint seeking class action in the United States District Court, Northern District of California for violations of the federal securities laws (Leonard DeSilvio v. Lion Biotechnologies, Inc., et al., case no: 3:17cv2086) against the Company and three of its former officers and directors. On April 19, 2017, a second class action complaint (Amra Kuc vs. Lion Biotechnologies, Inc., et al., case no: 3:17cv2086) was filed in the same court. Both complaints allege, among other things, that the defendants violated the federal securities laws by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh, the Company’s former CEO, and the Company’s former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions SEC investigation. On July 20, 2017, the plaintiff in the Kuc case filed a notice to voluntarily dismiss that case. The court entered an order dismissing the Kuc complaint on July 21, 2017. On July 26, 2017, the court appointed a movant as lead plaintiff. On September 8, 2017, the lead plaintiff filed an amended complaint (Jay Rabkin v. Lion Biotechnologies, Inc., et al., case no. 3:17cv0286) seeking class action status that alleges, among other things, that the defendants violated the federal securities laws by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh and the Company’s former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions SEC investigation. On October 6, 2017, the court entered an order setting a schedule for the case, which includes a briefing schedule for motions to dismiss and a hearing date of December 22, 2017, which hearing was subsequently rescheduled by the court for January 5, 2018. On January 4, 2018, the court entered an order vacating and deeming the briefing on motions to dismiss submitted without oral argument. On February 5, 2018, court entered an order dismissing two of Plaintiff’s six claims with leave to amend.

On December 15, 2017, a purported shareholder derivative complaint, Kevin Fong v. Manish Singh, et al. (case no. 17:1806), was filed against the Company, as nominal defendant, and certain of its current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware. The complaint alleges breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder arising from the Securities and Exchange Commission’s investigation in the In the Matter of Certain Stock Promotions matter and the Company’s April 10, 2017 settlement thereof, and seeks unspecified damages on behalf of the Company and injunctive relief.

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company intends to vigorously defend against the foregoing complaints. Based on the very early stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.

Solomon Capital, LLC. On April 8, 2016, a lawsuit titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Lion Biotechnologies, Inc. was filed by Solomon Capital, LLC, Solomon Capital 401(k) Trust, Solomon Sharbat and Shelhav Raff against the Company in the Supreme Court of the State of New York, County of New York (index no. 651881/2016). The plaintiffs allege that, between June and November 2012 they provided to the Company $0.1 million and that they advanced and paid on the Company’s behalf an additional $0.2 million. The complaint further alleges that the Company agreed to (i) provide them with promissory notes totaling $0.2 million, plus interest, (ii) issue a total of 111,425 shares to the plaintiffs (before the 1-for-100 reverse split of the Company’s common stock effected in September 2013), and (iii) allow the plaintiffs to convert the foregoing funds into the Company’s securities in the next transaction. The plaintiffs allege that they should have been able to convert their advances and payments into shares of the Company’s common stock in the restructuring that was effected in May 2013. Based on the foregoing, the plaintiffs allege causes for breach of contract and unjust enrichment and demand judgment against the Company in an unspecified amount exceeding $1.5 million, plus interest and attorneys’ fees.

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

On April 19, 2017, the Court granted plaintiffs’ counsel’s motion to withdraw from the case. On May 25, 2017, the plaintiffs filed a notice that they had hired new counsel. On June 7, 2017, the judge presiding over the case recused herself because of a conflict of interest arising from her relationship with plaintiffs’ new attorneys. The case has been assigned to a new judge, and briefing on a motion to dismiss has occurred, with oral argument on the motion to dismiss scheduled for April 20, 2018.

The Company intends to vigorously defend the complaint and pursue its counterclaims.

Litigation Involving Dr. Steven Fischkoff.  On June 13, 2017, in an action titled Steven Fischkoff v. Lion Biotechnologies, Inc. and Maria Fardis, Dr. Steven Fischkoff, the Company’s former Vice President and Chief Medical Officer, filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York.  Dr. Fischkoff was dismissed by the Company on March 28, 2017.  Dr. Fischkoff was terminated “for cause” as that term is defined in his employment agreement. In his complaint, Dr. Fischkoff alleges breaches of his employment agreement and violation of New York labor law for failure to pay monies purportedly owed to him, and seeks to recover amounts including severance pay and retention bonus (totaling $0.3 million), a prorated incentive bonus, and amounts relating to unvested options to 150,000 shares of the Company’s common stock, together with prejudgment interest, costs, expenses and attorneys’ fees. On July 5, 2017, the Company filed a removal petition and removed the lawsuit to the United States District Court for the Southern District of New York, where the case has been assigned case no. 17-cv-05041.  On July 14, 2017, the Company filed a partial answer and counterclaims against Dr. Fischkoff, denying his allegations, and alleging breach of contract and related claims, breach of fiduciary duty, and state and federal trade secret misappropriation and related claims, and sought a temporary restraining order and preliminary injunction against Dr. Fischkoff.  On July 18, 2017, the court issued a temporary restraining order against Dr. Fischkoff requiring him to return Company materials, prohibiting him from disclosing or using Company materials, and granting expedited discovery, which is currently proceeding.

The Company intends to vigorously defend against Dr. Fischkoff’s lawsuit and pursue the Company’s counterclaims.  Based on the very early stage of the litigation, it is not possible to estimate the amount or range of (i) a possible loss that might result from an adverse judgment or settlement of this action, or (ii) the potential recovery that might result from a favorable judgment or a settlement of this action.

Other Matters. During the second quarter of 2016, warrants representing 128,500 shares were exercised. The 128,500 shares of common stock had previously been registered for re-sale. However, the Company believes that these 128,500 warrant shares were sold by the holders in open market transactions in May 2016 at a time when the registration statement was ineffective. Accordingly, those sales were not made in accordance with Sections 5 and 10(a)(3) of the Securities Act, and the purchasers of those shares may have rescission rights (if they still own the shares) or claims for damages (if they no longer own the shares). The amount of any such liability is uncertain and as such, an accrual for any potential loss has not been made. The Company believes that any claims brought against it would not result in a material impact to the Company’s financial position or results of operations. The Company has not accrued a loss for a potential claim associated with this matter as it is unable to estimate any at this time.

The Company may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss. While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingency involving the Company, management does not believe any pending matter will be resolved in a manner that would have a material adverse effect on the Company’s financial position, results of operations or cash flows. Regardless of outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. QUARTERLY UNAUDITED RESULTS

The results of operations by quarter for the years ended December 31, 2017 and 2016 are as follow:

	2017				2016
	(in thousands, except per share information)
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenue	$-	$-	$-	$-	$-	$-	$-	$-
Net loss attributable to common stockholders	$(20,684)	$(23,377)	$(22,149)	$(25,854)	$(6,884)	$(11,563)	$(68,212)	$(15,689)

Net loss per share, basic and diluted	$(0.33)	$(0.37)	$(0.35)	$(0.36)	$(0.14)	$(0.23)	$(1.15)	$(0.25)
Weighted average shares used in computing net loss per share, basic and diluted	62,286	62,457	63,332	72,794	48,548	51,082	59,113	62,130

NOTE 14. RELATED PARTY TRANSACTIONS

Sanford J. Hillsberg, one of the Company’s directors, is an attorney at TroyGould PC. TroyGould PC rendered and continues to render legal services to the Company. The Company paid TroyGould PC $0.7 million, $0.8 million and $0.7 million, during the years ended December 31, 2017, 2016 and 2015, respectively. Mr. Hillsberg did not directly provide any legal services to the Company during the periods noted. As of December 31, 2017 and 2016, the Company had $0.1 million and $0.1 million in liabilities owing to TroyGould PC related to legal services, respectively.

On September 14, 2017, the Company entered into a three-year consulting agreement with Iain Dukes, D. Phil, the Chairman of the Board. As compensation for his consulting services, the Company granted Dr. Dukes a stock option to purchase up to 150,000 shares of the Company’s common stock, at an exercise price of $7.30 per share. Under the consulting agreement, Dr. Dukes agreed to provide the Company with services regarding business development opportunities, licensing transactions and technology acquisitions by the Company, and any such strategic initiatives appropriate for the Company that Dr. Dukes may identify. The granted stock options vest in 12 quarterly installments (with 1/12th of the option shares having vested on the date of grant). The vesting of the granted stock options will accelerate, and the entire award will become fully vested upon the closing of a significant licensing transaction, a material product acquisition, a material strategic transaction, or upon a change of control transaction. The Company recognized $0.2 million in stock-based compensation expense related to this consulting agreement during the year ended December 31, 2017.

NOTE 15. SUBSEQUENT EVENT

In January 2018, the Company announced the closing of its underwritten public offering of 15,000,000 shares of the Company’s common stock at a public offering price of $11.50 per share, before underwriting discounts, which included 1,956,521 shares issued upon the exercise in full by the underwriter of its option to purchase additional shares at the public offering price less the underwriting discount. The gross proceeds from the offering, before deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, are $172.5 million, with estimated net proceeds to the Company of approximately $161.7 million.

