Form 10-Q
period 2018-03-31
IOVANCE BIOTHERAPEUTICS, INC.
filed 2018-05-10
CIK 1425205

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______.

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

At April 30, 2018, the issuer had 89,642,915 shares of common stock, par value $0.000041666 per share, outstanding.

IOVANCE BIOTHERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share information)

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$297,082	$145,373
Prepaid expenses and other assets	5,644	3,917
Total Current Assets	302,726	149,290

Property and equipment, net	2,247	2,450
Long-term assets	2,275	3,633
Total Assets	$307,248	155,373

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$6,576	$1,232
Accrued expenses	8,114	8,660
Total Current Liabilities	14,690	9,892

Commitments and contingencies (Note 9)

Stockholders’ Equity
Series A Convertible Preferred stock, $0.001 par value; 17,000 shares authorized, 1,694 shares issued and outstanding, as of March 31, 2018 and December 31, 2017 (aggregate liquidation value of $1,694)	-	-
Series B Convertible Preferred stock, $0.001 par value; 11,500,000 shares authorized, 7,378,241 issued and outstanding as of March 31, 2018 and December 31, 2017 (aggregate liquidation value of $35,047)	7	7
Common stock, $0.000041666 par value; 150,000,000 shares authorized, 89,615,417 and 73,164,914 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	568,243	394,651
Accumulated deficit	(275,695)	(249,180)
Total Stockholders’ Equity	292,558	145,481
Total Liabilities and Stockholders’ Equity	$307,248	$155,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited; in thousands, except per share information)

	Three Months Ended March 31,
	2018	2017

Revenues	$-	$-

Costs and expenses
Research and development expenses	19,912	15,593
General and administrative expenses	6,965	5,289
Total costs and expenses	26,877	20,882

Loss from operations	(26,877)	(20,882)
Other income
Interest income	362	198

Net Loss	(26,515)	(20,684)
Net Loss Per Common Share, Basic and Diluted	$(0.31)	$(0.33)

Weighted-Average Common Shares Outstanding, Basic and Diluted	84,350	62,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited; in thousands)

	Three Months Ended March 31,
	2018	2017

Net Loss	$(26,515)	$(20,684)
Other comprehensive loss:
Unrealized loss on short-term investments	-	(27)
Comprehensive Loss	$(26,515)	$(20,711)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(26,515)	$(20,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	228	221
Loss on disposal of assets	9	-
Amortization of discount on investments	-	28
Stock-based compensation expense	4,104	3,296
Changes in assets and liabilities:
Prepaid expenses and other assets	(368)	(2,354)
Accounts payable	5,239	1,466
Accrued expenses	(546)	(776)
Net cash used in operating activities	(17,849)	(18,803)

Cash Flows From Investing Activities
Maturities of short- term investments	-	19,600
Purchase of property and equipment	(22)	(798)
Net cash (used in) provided by investing activities	(22)	18,802

Cash Flows From Financing Activities
Tax payments related to shares withheld for vested restricted stock awards	(62)	(4)
Proceeds from the issuance of common stock upon exercise of warrants	1,826	156
Proceeds from the issuance of common stock upon exercise of options	5,630	231
Proceeds from the issuance of common stock, net	162,186	-
Net cash provided by financing activities	169,580	383
Net increase in cash and cash equivalents	151,709	382
Cash and Cash Equivalents, Beginning of Period	145,373	106,717
Cash and Cash Equivalents, End of Period	$297,082	$107,099

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on short-term investments	$-	$(27)
Acquisitions of property and equipment under accounts payable	(12)	(155)
Offering costs included in accounts payable	(93)	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Iovance Biotherapeutics, Inc. (the “Company,” “we,” “us” or “our”) is a biopharmaceutical company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to eradicate cancer cells. Our lead product candidate, LN-144 for metastatic melanoma, is an autologous adoptive cell therapy utilizing tumor-infiltrating lymphocytes, or TIL, which are T cells derived from patients’ tumors. TIL therapy is a platform technology that has already been studied for the treatment of metastatic melanoma and metastatic cervical cancer by the National Cancer Institute, or NCI. We are investigating the effectiveness and safety of TIL therapy for the treatment of metastatic melanoma, squamous cell carcinoma of the head and neck, cervical carcinoma, and metastatic non-small cell lung cancer, as well as other oncology indications. On June 1, 2017, the Company reincorporated to become a Company governed by Delaware corporation laws. On June 27, 2017, we changed our name to Iovance Biotherapeutics, Inc from Lion Biotechnologies, Inc.

Basis of Presentation of Unaudited Condensed Consolidated Financial Information

The unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2017, was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2018. These financial statements should be read in conjunction with that report.

Liquidity

The Company is currently engaged in the development of therapeutics to fight cancer, specifically solid tumors. The Company does not have any commercial products and has not yet generated any revenues from its business. The Company currently does not anticipate that it will generate any revenues from the sale or licensing of any of its product candidates during the 12 months from the date these financial statements are issued. The Company has incurred a net loss of $26.5 million for the three months ended March 31, 2018 and used $17.8 million of cash in our operating activities during the three months ended March 31, 2018. As of March 31, 2018, we had $297.1 million of cash and cash equivalents. In January 2018, the Company closed an underwritten public offering of 15,000,000 shares of the Company’s common stock at a public offering price of $11.50 per share, before underwriting discounts, which included 1,956,521 shares issued upon the exercise in full by the underwriter of its option to purchase additional shares at the public offering price less the underwriting discount. The gross proceeds from the offering, before deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, were $172.5 million, with net proceeds to the Company of approximately $162.0 million.

The Company expects to further increase its research and development activities, which will increase the amount of cash used during the remainder of 2018 and beyond. Specifically, the Company expects continued spending on clinical trials, continued and expansion of manufacturing activities, higher payroll expenses as the Company increases its professional and scientific staff and research and development activities. Based on the funds the Company has available as of the date these financial statements are issued, the Company believes that it has sufficient capital to fund its anticipated operating expenses for at least 24 months from the date that these financial statements are issued.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Short-term Investments

The Company's short-term investments are classified as “available-for-sale”. The Company includes these investments in current assets and carries them at fair value. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income. The amortized cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Gains and losses on securities sold are recorded based on the specific identification method and are included in interest income in the statement of operations. We have not incurred any realized gains or losses from sales of securities to date. At March 31, 2018 and December 31, 2017, the Company held no short-term investments.

Loss per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.

Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the sum of the weighted average number of shares of common stock outstanding and the dilutive common stock equivalent shares outstanding during the period. The Company’s potentially dilutive common stock equivalent shares, which include incremental common shares issuable upon i) the exercise of outstanding stock options and warrants (ii) vesting of restricted stock units and restricted stock awards, and (iii) conversion of preferred stock, are only included in the calculation of diluted net loss per share when their effect is dilutive.

At March 31, 2018 and 2017, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	March 31,
	2018	2017
Stock options	6,951,067	6,748,302
Warrants	5,570,835	6,503,716
Series A Convertible Preferred*	847,000	847,000
Series B Convertible Preferred*	7,378,241	7,946,673
Restricted stock awards	-	5,000
Restricted stock units	103,123	550,000
	20,850,266	22,600,691

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

The Company does not have fair valued assets classified under Level 1.

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

The Company does not have fair valued assets classified under Level 2.

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

As of March 31, 2018, and December 31, 2017, there were no financial assets measured at fair value on a recurring basis.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include valuation of short-term investments (which we did not hold at quarter end), the useful lives of property and equipment, accounting for potential liabilities, the valuation allowance associated with the Company’s deferred tax assets, and the assumptions made in valuing stock instruments issued for services.

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

The fair value of restricted stock units is based on the closing price of the Company’s common stock on the grant date.

Total stock-based compensation expense related to all our stock-based awards was recorded on the statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$2,000	$1,250
General and administrative	2,104	2,046
Total stock-based compensation expense	$4,104	$3,296

Total stock-based compensation broken down based on each individual instrument was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock option expense	$4,037	$2,654
Restricted stock award expense	-	13
Restricted stock unit expense	67	629
Total stock-based compensation expense	$4,104	$3,296

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

Recent Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this ASU on January 1, 2019. The Company is currently evaluating the impact of the adoption of this standard on its financial statements. However, the Company expects the adoption of this accounting guidance to result in an increase in lease assets and a corresponding increase in lease liabilities on its balance sheets.

Subsequent Events

Management evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Reclassifications

Certain amounts within the statements of operations for the prior periods have been reclassified to conform with the current period presentation. These reclassifications had no impact on the Company's previously reported financial position or cash flows for any of the periods presented.

NOTE 3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Cash - Demand deposits	$205,562	$54,092
Cash equivalents - Money market funds	91,520	91,281
Cash and cash equivalents total	$297,082	$145,373

The amortized cost and fair value of cash equivalents at March 31, 2018 and December 31, 2017 were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
As of March 31, 2018	Cost	Gains	Losses	Fair Value
Money market funds	$91,520	$-	$-	$91,520

		Gross	Gross
		Unrealized	Unrealized
As of December 31, 2017	Cost	Gains	Losses	Fair Value
Money market funds	$91,281	$-	$-	$91,281

 At March 31, 2018 and December 31, 2017, the Company did not have any short-term investments.

NOTE 4. BALANCE SHEET COMPONENTS

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accrued payroll and employee related expenses	$1,655	$2,613
Legal and related services	926	935
Clinical related	4,031	3,310
Manufacturing related	626	876
Deferred rent	398	430
Accrued other	478	496
	$8,114	$8,660

NOTE 5. STOCKHOLDERS’ EQUITY

Public Offering

In January 2018, the Company closed an underwritten public offering of 15,000,000 shares of the Company’s common stock at a public offering price of $11.50 per share, before underwriting discounts, which included 1,956,521 shares issued upon the exercise in full by the underwriter of its option to purchase additional shares at the public offering price less the underwriting discount. The gross proceeds from the offering, before deducting the underwriting discounts and commissions and other offering expenses payable by the Company, are $172.5 million, with net proceeds to the Company of $162.0 million.

Preferred stock

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock. At March 31, 2018 and December 31, 2017, 17,000 shares have been designated as Series A Convertible Preferred Stock and 11,500,000 designated as Series B Convertible Preferred Stock.

Series A Preferred Stock

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

During the three months ended March 31, 2018, no shares of Series A Preferred stock were converted into common stock. At March 31, 2018, 1,694 shares of Series A Preferred Stock remained outstanding.

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

Holders of the Series B Preferred Stock are entitled to dividends on an as-if-converted basis in the same form as any dividends actually paid on shares of the Company’s Series A Preferred Stock or the Company’s common stock. So long as any Series B Preferred Stock remains outstanding, the Company may not redeem, purchase or otherwise acquire any material amount of our Series A Preferred Stock or any securities junior to the Series B Preferred Stock.

During the three months ended March 31, 2018 and 2017, no Series B Preferred Stock was converted into common stock. At March 31, 2018, 7,378,241 shares of Series B Preferred Stock remained outstanding.

Warrants

The following table summarizes the Company’s stock warrant activity for the three months ended March 31, 2018:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Under	Exercise	Remaining	Intrinsic
	Warrants	Price	Life	Value
Outstanding at January 1, 2018	6,301,216	$2.51
Issued	-	-
Exercised	(730,381)	$2.50
Expired/Cancelled	-	-
Outstanding at March 31, 2018	5,570,835	$2.51	0.6 years	$80,220,024

The aggregate intrinsic value in the table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last day of the quarter ended March 31, 2018 and the exercise price of the warrants, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders had all warrant holders exercised their warrants on March 31, 2018. The intrinsic value of the Company’s warrants changes based on the closing price of the Company’s common stock.

NOTE 6. STOCK BASED COMPENSATION

Stock Plans

As of October 14, 2011, the Company adopted the 2011 Equity Incentive Plan (the “2011 Plan”). Employees, directors, consultants and advisors of the Company are eligible to participate in the 2011 Plan. The 2011 Plan initially had 180,000 shares of common stock reserved for issuance in the form of incentive stock options, non-qualified options, common stock, and grant appreciation rights. The 2011 Plan was not approved by the Company’s stockholders within the required one-year period following its adoption and, accordingly, no incentive stock options can be granted under that plan. In August 2013, the Company’s Board of Directors and a majority of the Company’s stockholders approved an amendment to increase the number of shares available under the 2011 Plan from 180,000 shares to 1,700,000 shares, and an amendment to increase the number options or other awards that can be granted to any one person during a twelve (12) month period from 50,000 shares to 300,000 shares. The foregoing amendment to the 2011 Plan became effective in September 2013. On August 20, 2014, the Company’s Board of Directors amended the 2011 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2011 Plan from 1,700,000 to 1,900,000 shares, effective immediately. As of March 31, 2018, 542,490 shares were available for future grant under the 2011 Plan.

On September 19, 2014, the Company’s Board of Directors (the “Board”) adopted the Iovance Biotherapeutics, Inc. 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the Company’s stockholders at the annual meeting of stockholders held in November 2014. The 2014 Plan as approved by the stockholders authorized the issuance up to an aggregate of 2,350,000 shares of common stock. On April 10, 2015, the Board amended the 2014 Plan to increase the total number of shares that can be issued under the 2014 Plan to 4,000,000 shares of the Company’s common stock. The increase in shares available for issuance under the 2014 Plan was approved by the Company’s stockholders at the Company’s 2015 Annual Meeting of Stockholders in June 2015.

On August 16, 2016, the Company’s stockholders approved the increase of the total number of shares that can be issued under the 2014 Plan from 4,000,000 shares to 9,000,000 shares of the Company’s common stock. At March 31, 2018, 985,222 shares were available for grant under the Company’s 2014 Plan.

Restricted Stock Units

On June 1, 2016, the Company entered into a restricted stock unit agreement with the Company’s Chief Executive Officer, Maria Fardis, Ph.D., pursuant to which the Company granted Dr. Fardis 550,000 non-transferrable restricted stock units at fair market value of $5.87 per share as an inducement of employment pursuant to the exception to The NASDAQ Global Market rules that generally require stockholder approval of equity incentive plans. The 550,000 restricted stock units vest in installments as follows: (i) 137,500 restricted stock units vested upon the first anniversary of the effective date of Dr. Fardis’ employment agreement; (ii) 275,000 restricted stock units vested upon the satisfaction of certain clinical trial milestones; and (iii) 137,500 restricted stock units vest in equal monthly installments over the 36-month period following the first anniversary of the effective date of Dr. Fardis’ employment, provided that Dr. Fardis has been continuously employed with the Company as of such vesting dates. As of March 31, 2018, 103,123 restricted stock units remained unvested.

Stock-based compensation expense for restricted stock units is measured based on the closing fair market value of the Company's common stock on the date of grant. The stock based compensation expense relating to restricted stock units was $0.1 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively, and recorded as part of research and development expenses.

As of March 31, 2018, there is $0.6 million of total unrecognized compensation expense related to the non-vested restricted stock units to be recognized over a weighted average period of 2.17 years.

Stock Options

The following table summarizes the Company’s stock options activity for the three months ended March 31, 2018:

		Weighted	Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Remaining	Intrinsic
	Options	Price	Contract Life	Value
Outstanding at January 1, 2018	6,072,368	$7.42
Granted	1,637,020	$15.83
Exercised	(703,071)	$8.01
Expired/Forfeited	(55,250)	$7.97
Outstanding at March 31, 2018	6,951,067	$9.34	8.73	$54,934,273

Options exercisable at March 31, 2018	2,556,831	$7.81	5.14	$24,088,155

The Company recorded stock-based compensation costs related to options of $4.1 million and $2.7 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was $40.7 million of total unrecognized compensation expense related to the options to be recognized over a weighted average period of 2.3 years.

The weighted-average grant date fair value per share of options granted under the 2011 and 2014 Plan was $15.52 and $7.36 for the three months ended March 31, 2018 and 2017, respectively.

Options for 703,071 shares and 40,257 shares of our common stock were exercised during the three months ended March 31, 2018 and 2017, with an intrinsic value of $6.3 million and $0.1 million, respectively.

The aggregate intrinsic value in the table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended March 31, 2018 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2018. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

The fair value of each option issued during the three months ended March 31, 2018 and 2017 was estimated at the date of grant using the Black-Scholes valuation model. The weighted average assumptions used in the Black-Scholes calculation are presented below:

	Three months ended March 31,
Assumptions:	2018	2017
Expected term (years)	5.13 – 6.50	5.44 – 6.50
Expected volatility	170.85% - 200.28%	190.46% - 206.08%
Risk-free interest rate	2.27% - 2.77%	1.96% - 2.34%
Expected dividend yield	0%	0%

NOTE 7. LICENSES AND AGREEMENTS

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

In August 2016, the NCI and the Company entered a second amendment to the CRADA. The principal changes effected by the second amendment included (i) extending the term of the CRADA by another five years to August 2021, and (ii) modifying the focus on the development of unmodified TIL as a stand-alone therapy or in combination with U.S. Food and Drug Administration (“FDA”) licensed products and commercially available reagents routinely used for adoptive cell therapy. The parties will continue the development of improved methods for the generation and selection of TIL with anti-tumor reactivity in metastatic melanoma, bladder, lung, breast, and HPV-associated cancers.

Pursuant to the terms of the CRADA, we are currently required to make quarterly payments of $0.5 million to the NCI for support of research activities. To the extent the Company licenses patent rights relating to a TIL-based product candidate, the Company will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, the Company may be required to supply certain test articles, including TIL, grown and processed under cGMP conditions, suitable for use in clinical trials, where the Company holds the investigational new drug application for such clinical trial. The extended CRADA has a five-year term expiring in August 2021. The Company or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. During the three months ended March 31, 2018 and 2017, the Company recorded costs associated with the CRADA of $0.5 million, respectively, as research and development expenses.

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

Exclusive Patent License Agreement Related to TIL Selection

On February 10, 2015, the Company entered into an Exclusive Patent License Agreement (the “Exclusive Patent License Agreement”) with the NIH under which the Company received an exclusive license to the NIH’s rights to patent-pending technologies related to methods for improving adoptive cell therapy through more potent and efficient production of TIL from melanoma tumors by selecting for T-cell populations that express various inhibitory receptors. Unless terminated sooner, the license shall remain in effect until the last licensed patent right expires. Under the Exclusive Patent License Agreement, the Company agreed to pay customary royalties based on a percentage of net sales of a licensed product (which percentage is in the mid-single digits), a percentage of revenues from sublicensing arrangements, and lump sum benchmark payments upon the successful completion of clinical studies involving licensed technologies, the receipt of the first FDA approval or foreign equivalent for a licensed product or process resulting from the licensed technologies, the first commercial sale of a licensed product or process in the United States, and the first commercial sale of a licensed product or process in any foreign country.

H. Lee Moffitt Cancer Center

Research Collaboration and Clinical Grant Agreements with Moffitt

In December 2016, the Company entered into a new three-year Sponsored Research Agreement with H. Lee Moffitt Cancer Center (“Moffitt”). At the same time, the Company entered into a clinical grant agreement with Moffitt to support an ongoing clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with metastatic melanoma. In June 2017, the Company entered into a second clinical grant agreement with Moffitt to support a new clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with non-small cell lung cancer.

Exclusive License Agreement with Moffitt

The Company entered into a license agreement with Moffitt (the “Moffitt License”), effective as of June 28, 2014, under which the Company received a world-wide license to Moffitt’s rights to patent-pending technologies related to methods for improving TIL for adoptive cell therapy. Unless earlier terminated, the term of the license extends until the earlier of the expiration of the last issued patent related to the licensed technology or 20 years after the effective date of the license agreement. The Company recorded costs associated with Moffitt of $0.6 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively, as research and development expenses.

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

The Company paid PolyBioCept a total of $2.5 million as an up-front exclusive license payment. The Company will also have to make additional milestone payments to PolyBioCept under the PolyBioCept Agreement if, and when, (i) certain product development milestones are achieved, (ii) certain regulatory approvals have been obtained from the FDA and/or the European Medicines Agency, and (iii) certain product sales targets are achieved. The milestone payments will be payable both in cash (U.S. dollars) and in shares of the Company’s common stock. If all of the foregoing product development, regulatory approval and sales milestone payments are met, the Company will have to pay PolyBioCept an additional $8.7 million and will have to issue to PolyBioCept a total 2,219,376 shares of unregistered common stock. In addition to these potential payments, the Company reimbursed PolyBioCept up to $0.2 million in expenses related to the transfer of know-how and paid PolyBioCept $0.1 million as a clinical trials management fee. The Company also separately engaged PolyBioCept as a consultant to provide certain product development and research related services in a one-year agreement for up to $0.2 million, subject to the consent of the Karolinska Institute to the services to be performed by its employees thereunder. The PolyBioCept Agreement has an initial term of 30 years, and may be extended for additional five-year periods. During the three months ended March 31, 2018 and 2017 the Company recorded zero and $0.2 million associated with the PolyBioCept Agreement, respectively, as research and development expenses.

Karolinska University Hospital and Karolinska Institute Agreements

In connection with the execution of the PolyBioCept Agreement, the Company also (i) entered into a clinical trials agreement with the Karolinska University Hospital to conduct clinical trials in glioblastoma and pancreatic cancer at the Karolinska University Hospital, and (ii) agreed to enter into a sponsored research agreement with the Karolinska Institute for the research of the cytokine cocktail in additional indications. The Company agreed to enter into the sponsored research agreement within 90 days after the date of the PolyBioCept Agreement, which date has been extended by amendments to the PolyBioCept Agreement. Failure to enter into the sponsored research agreement or further amend the PolyBioCept Agreement will give PolyBioCept the right to terminate the PolyBioCept Agreement, while the Company will have the right to recoup $2.2 million of the payments it made under the PolyBioCept Agreement. The Company will pay the Karolinska Institute an additional $2.6 million in connection with these other related agreements. In the year ended December 31, 2016, the Company paid Karolinska University Hospital $1.6 million under the clinical trials agreement to conduct the clinical trials. The $1.6 million payment was classified as prepaid expense and is being amortized over the period the related services are rendered. At March 31, 2018, $1.2 million remained as prepaid expense on the consolidated balance sheet. As of April 9, 2018, the Company terminated the clinical trials agreement with the Karolinska University Hospital.

M.D. Anderson Cancer Center

Strategic Alliance Agreement

On April 17, 2017, the Company entered into a Strategic Alliance Agreement (the “SAA”) with M.D. Anderson Cancer Center (“M.D. Anderson”) under which the Company and M.D. Anderson agreed to conduct clinical and preclinical research studies. The Company agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA. In return, the Company will acquire all rights to inventions resulting from the studies and has been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of M.D. Anderson reasonably necessary to exploit, including the commercialization thereof. The Company has also been granted certain rights in clinical data generated by M.D. Anderson outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt by us of all deliverables due from M.D. Anderson thereunder. In May 2017, the Company paid $1.4 million under this agreement. This amount was recorded as a long-term prepaid asset at December 31, 2017 on the consolidated balance sheet, and reclassified to short-term at March 31, 2018 based on planned enrollment and other factors. The Company has not recorded any expense associated with the M.D. Anderson SAA for the three months ended March 31, 2018.

MedImmune

In December 2015, the Company entered into a collaboration agreement (the “MedImmune Agreement”) with MedImmune, the global biologics research and development arm of AstraZeneca (“MedImmune”), to conduct clinical and preclinical research in immuno-oncology. Under the MedImmune Agreement, the Company will fund and conduct at least one clinical trial combining MedImmune's PD-L1 inhibitor, durvalumab, with TIL for the treatment of patients. MedImmune will supply durvalumab for the clinical trials. The purpose of the studies is to establish a dosing regimen for this combination therapy and assess its safety and efficacy. The Company has not recorded any expense associated with the MedImmune Agreement for the three months ended March 31, 2018 and 2017.

WuXi Apptech, Inc. (“WuXi”)

In November 2016, the Company entered into a three-year manufacturing and services agreement (“MSA”) with WuXi pursuant to which WuXi agreed to provide manufacturing and other services. Under the agreement, the Company entered into two statements of work for two cGMP manufacturing suites to be established and operated by WuXi for the Company, one of the suites is expected to be capable of being used for the commercial manufacture of our products. The statements of work for each facility include a fixed component to reserve a dedicated suite and a variable component, mainly labor and materials used during the manufacturing process. The fee payable under the first statement of work for the use of one of the manufacturing suites during the first year of the agreement, including the fees for the necessary personnel, was $2.5 million. The second statement of work, under which WuXi agreed to establish and operate a second, dedicated facility for a late stage/commercial manufacturing cGMP suite requires the Company to pay approximately $5.85 million during the first year of the agreement. The Company and WuXi have extended the term of the related statements of work until May 2020. During the three months ended March 31, 2018 and 2017, the Company recorded costs associated with agreements with WuXi of $2.8 million and $4.2 million, respectively, as research and development expenses.

NOTE 8. LEGAL PROCEEDINGS

Class Action Lawsuit and Derivative Lawsuits. On April 10, 2017, the SEC announced settlements with us and with other public companies and unrelated parties in the In the Matter of Certain Stock Promotion investigation. Our settlement with the SEC is consistent with our previous disclosures (including in our Annual Report on Form 10-K that we filed with the SEC on March 9, 2017). On April 14, 2017, a purported shareholder filed a complaint seeking class action status in the United States District Court, Northern District of California for violations of the federal securities laws (Leonard DeSilvio v. Lion Biotechnologies, Inc., et al., case no. 3:17-cv-2086) against our company and three of our former officers and directors. On April 19, 2017, a second class action complaint (Amra Kuc vs. Lion Biotechnologies, Inc., et al., case no. 3:17-cv-2188) was filed in the same court. Both complaints allege, among other things, that the defendants violated the federal securities laws by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh, our former CEO, and our former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions investigation. On July 20, 2017, the plaintiff in the Kuc case filed a notice to voluntarily dismiss that case. The court entered an order dismissing the Kuc complaint on July 21, 2017. On July 26, 2017, the court appointed a movant as lead plaintiff. On September 8, 2017, the lead plaintiff filed an amended complaint (Jay Rabkin v. Lion Biotechnologies, Inc., et al., case no. 3:17-cv-2086) seeking class action status that alleges, among other things, that the defendants violated federal securities laws by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh and our former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions SEC investigation. On February 5, 2018, the court entered an order dismissing two of Plaintiff’s six claims.

On December 15, 2017, a purported stockholder derivative complaint was filed by plaintiff Kevin Fong on behalf of the Company, against the Company, as nominal defendant, and certain of the Company’s current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware (case no. 1:17-cv-1806). The complaint alleges breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder arising from the SEC’s investigation in the In the Matter of Certain Stock Promotions investigation and our April 10, 2017 settlement thereof, and seeks unspecified damages on behalf of our company and injunctive relief.

On March 28, 2018, a purported stockholder derivative complaint was filed by plaintiff Nazeer Khaleeluddin on behalf of the Company, against the Company, as nominal defendant, and certain of the Company’s current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware (case no. 1:18-cv-00469). The complaint alleges, among other things, violations of securities law, breach of fiduciary duty, aiding and abetting, waste of corporate assets, and unjust enrichment. The complaint is based on claims arising from the SEC’s investigation in the In the Matter of Certain Stock Promotions investigation and the Company’s April 10, 2017 settlement thereof, and seeks unspecified damages on behalf of our company and injunctive relief. On May 1, 2018, the court consolidated this case with the aforementioned purported stockholder derivative case filed by plaintiff Kevin Fong.

We intend to vigorously defend against the foregoing complaints. Based on the very early stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.

Solomon Capital, LLC. On April 8, 2016, a lawsuit titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Lion Biotechnologies, Inc. was filed by Solomon Capital, LLC, Solomon Capital 401(k) Trust, Solomon Sharbat and Shelhav Raff against the Company in the Supreme Court of the State of New York, County of New York (index no. 651881/2016). The plaintiffs allege that, between June and November 2012 they provided to the Company $0.1 million and that they advanced and paid on our behalf an additional $0.2 million. The complaint further alleges that the Company agreed to (i) provide them with promissory notes totaling $0.2 million, plus interest, (ii) issue a total of 111,425 shares to the plaintiffs (before the 1-for-100 reverse split of our common stock effected in March 2013), and (iii) allow the plaintiffs to convert the foregoing funds into our securities in the next transaction. The plaintiffs allege that they should have been able to convert their advances and payments into shares of the Company’s common stock in the restructuring that was affected in May 2013. Based on the foregoing, the plaintiffs allege causes for breach of contract and unjust enrichment and demand judgment against the Company in an unspecified amount exceeding $1.5 million, plus interest and attorneys’ fees.

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

On April 19, 2017, the court granted plaintiffs’ counsel’s motion to withdraw from the case. On May 25, 2017, plaintiffs filed a notice that they had hired new counsel. On June 7, 2017, the judge presiding over the case recused herself because of a conflict of interest arising from her relationship with plaintiffs’ new attorneys, and the case was subsequently assigned to a new judge. On April 20, 2018, the court held a hearing regarding plaintiff’s motion to dismiss certain counterclaims by the Company.

The Company intends to vigorously defend the complaint and pursue its counterclaims.

Litigation Involving Dr. Steven Fischkoff. On June 13, 2017, in an action titled Steven Fischkoff v. Lion Biotechnologies, Inc. and Maria Fardis, Dr. Steven Fischkoff, our former Vice President and Chief Medical Officer, filed a lawsuit against the Company in the Supreme Court of the State of New York County of New York. Dr. Fischkoff was dismissed by the Company on March 28, 2017. Dr. Fischkoff was terminated “for cause” as that term is defined in his employment agreement. In his complaint, Dr. Fischkoff alleges breaches of his employment agreement and violation of New York Labor Law for failure to pay monies purportedly owed to him, and seeks to recover amounts including severance pay and retention bonus (totaling $300,000), a prorated incentive bonus, and amounts relating to unvested options to 150,000 shares of our common stock, together with prejudgment interest, costs, expenses and attorneys’ fees. On July 5, 2017, the Company filed a removal petition and removed the lawsuit to the United States District Court for the Southern District of New York, where the case has been assigned case no. 1:17-cv-05041. On July 14, 2017, the Company filed a partial answer and counterclaims against Dr. Fischkoff, denying his allegations, and alleging breach of contract and related claims, breach of fiduciary duty, and state and federal trade secret misappropriation and related claims, and sought a temporary restraining order and preliminary injunction against Dr. Fischkoff. On July 18, 2017, the court issued a temporary restraining order against Dr. Fischkoff requiring him to return Company materials, prohibiting him from disclosing or using Company materials, and granting expedited discovery.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

Facilities Leases

Tampa Lease

In December 2014, the Company commenced a five-year non-cancellable operating lease with the University of South Florida Research Foundation for a 5,115-square foot facility located in Tampa, Florida. The facility is part of the University of South Florida research park and is used as the Company’s research and development facilities. The Company has the option to extend the lease term of this facility for an additional five-year period on the same terms and conditions, except that the base rent for the renewal term will be increased in accordance with the applicable consumer price index.

In April 2015, the Company amended the original lease agreement to increase the rentable space to 6,043 square feet. In September 2016, the Company further increased the rentable space to 8,673 square feet. The per square foot cost and term of the lease were unchanged, and rent payments are approximately $20,000 per month. The lease expires in November 2019.

San Carlos Lease

On August 4, 2016, the Company entered into an agreement to lease 8,733 square feet in San Carlos, California. The term of the lease is 54 months subsequent to the commencement date, and will expire in April 2021. Monthly lease payments are approximately $38,000.

On April 28, 2017, the Company entered into a sublease agreement with Teradata US, Inc., pursuant to which the Company agreed to sublease certain office space located adjacent to the Company's headquarters in San Carlos, California. The space consists of approximately 11,449 rentable square feet in the building located in San Carlos, California and will expire on October 31, 2018. Monthly lease payments are approximately $26,000.

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

As of March 31, 2018, the Company's future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year	Operating Lease Commitments
2018 (remaining nine months)	$746
2019	700
2020	495
2021	169
$2,110

Rent expense was $0.3 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.

NOTE 10. RELATED PARTY TRANSACTIONS

Sanford J. Hillsberg, one of the Company’s directors, is an attorney at TroyGould PC. TroyGould PC rendered and continues to render legal services to the Company. The Company paid TroyGould PC $0.1 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively. Mr. Hillsberg did not directly provide any legal services to the Company during the periods noted. As of March 31, 2018, the Company had $0.1 million in liabilities owing to TroyGould PC related to legal services. In 2018, Mr. Hillsberg notified the Company he will not stand for reelection to the Board of Directors at the Annual Meeting of Shareholders.

On September 14, 2017, the Company entered into a three-year consulting agreement with Iain Dukes, D. Phil, the Chairman of the Company’s Board of Directors. As compensation for his consulting services, the Company granted Dr. Dukes a stock option to purchase up to 150,000 shares of the Company’s common stock, at an exercise price of $7.30 per share. Under the consulting agreement, Dr. Dukes agreed to provide the Company with services regarding business development opportunities, licensing transactions and technology acquisitions by the Company, and any such strategic initiatives appropriate for the Company that Dr. Dukes may identify. The granted stock options vest in 12 quarterly installments (with 1/12th of the option shares having vested on the date of grant). The vesting of the granted stock options will accelerate, and the entire award will become fully vested upon the closing of a significant licensing transaction, a material product acquisition, a material strategic transaction, or upon a change of control transaction. The Company recognized $0.4 million of stock based compensation expenses relating to this consulting agreement for the three months ended March 31, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this section, “we,” “our,” “ours” and “us” refer to Iovance Biotherapeutics, Inc.

This management’s discussion and analysis of financial condition as of March 31, 2018 and results of operations for the three months ended March 31, 2018 and 2017, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2017 which was filed with the SEC on March 12, 2018.

Forward-Looking Statements

The discussion below includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information in the “Risk Factors” section in our Form 10-K for the year ended December 31, 2017. The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

We have an on-going Phase 2 clinical trial, C-144-01, of our lead product candidate, LN-144, TIL for the treatment of metastatic melanoma. This multicenter study is enrolling patients with melanoma whose disease has progressed following treatment with at least one systemic therapy, including anti-PD-1 and if BRAF mutated, a BRAF inhibitor. We anticipate initiating patient dosing in Europe during 2018. The purpose of the study is to evaluate the efficacy and safety of our autologous LN-144. We have decided to use our Gen 2 manufacturing process for all ongoing Phase 2 trials and in all future TIL clinical development in trials sponsored by us, and as a result, cohort 1 of the C-144-01 melanoma study is closed to enrollment, and new patients are being enrolled in cohort 2. The planned enrollment in C-144-01 has been increased to 85.

In addition to our ongoing trial in metastatic melanoma, we have initiated clinical trials of LN-145, TIL therapy in cervical, head and neck cancers, and non-small cell lung cancer, or NSCLC. C-145-03 is a Phase 2, multicenter study that will enroll up to 47 patients and will assess the safety and efficacy of LN-145 for the treatment of patients with recurrent and/or metastatic squamous cell carcinoma of the head and neck. In January 2018, we reported preliminary data from C-145-03 which showed that eights patients that were currently evaluable and three patients treated with LN-145 had confirmed partial responses. The trial will therefore continue to enroll patients to the full sample size of 47 per protocol. The study is open for enrollment of patients in the United States. C-145-04 is a Phase 2, multicenter study that will enroll up to 47 patients if the pre-defined criteria for Simon’s two stage design is triggered, and will assess the safety and efficacy of LN-145 for the treatment of patients with recurrent, metastatic or persistent cervical carcinoma. In January 2018, we reported preliminary data from C-145-04 which showed that of the two patients that are currently evaluable, one treated with LN-145 had a confirmed PR and one patient had stable disease. We have amended the protocol so that newly-enrolled patients in both trials can be treated using TIL produced from our Gen 2 manufacturing process.

We are initiating our clinical development around NSCLC, with two studies. One of the studies is an investigator-sponsored Phase 2 study currently underway H. Lee Moffitt Cancer Center and Research Institute, or Moffitt, and the other will be sponsored by our company. Patient enrollment began in the fourth quarter of 2018 in the investigator-sponsored study in collaboration with researchers at Moffitt, Stand Up To Cancer, and others. Patients who are treatment naïve to prior anti-PD-1/ PD-L1 with stage IV or recurrent NSCLC will be enrolled in a study combining TIL and nivolumab. The Iovance-sponsored Phase 2 study in NSCLC patients who are PD-1 and PD-L1 treatment naïve, will initiate in the first half of 2018, in collaboration with MedImmune, the global biologics research and development arm of AstraZeneca. The study with MedImmune will allow for enrollment with LN-145 alone or in combination with durvalumab.

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

Our current product candidate pipeline is summarized in the graphic below:

Our current collaboration pipeline is summarized in the graphic below:

For the studies listed in our collaboration pipeline table, the partner listed above is the sponsor of the clinical trial. Such partner may not use our Gen 2 manufacturing process, and/or the therapeutic dosing may differ from our clinical trials. As a result, such partner data may not be representative of our data. As of April 9, 2018, the Company terminated the clinical trials agreement with the Karolinska University Hospital.

Results of Operations

Revenues

We have not yet generated any revenues from our biotechnology business or otherwise since our formation. We currently do not anticipate that we will generate any revenues during 2018 from the sale or licensing of our products. Our ability to generate revenues in the future will depend on our ability to complete the development of our product candidates and to obtain regulatory approval for them.

Research and Development (in thousands)

	Three Month Ended March 31,		Increase (Decrease)
	2018	2017	$	%

Research and development	$19,912	$15,593	4,319	28%
Stock-based compensation expense included in research and development expense	2,000	1,250	750	60%

Research and development expense for the three months ended March 31, 2018 increased by $4.3 million, or 28%, compared to the three months ended March 31, 2017. The increase was primarily attributable to a $2.2 million increase in payroll related expenses and consulting fees due to higher head count and dedicated consultants as the Company expanded its research efforts and clinical development programs, and $2.0 million increase attributable to higher clinical trial costs due to an increase in patient enrollment and an increase in the number of clinical sites in the clinical trial of our lead product candidate, LN-144, for the treatment of metastatic melanoma, and the initiation of clinical trials of LN-145 for the treatment of cervical, head and neck cancers in 2017. These increases were partially offset by a $1.0 million decrease in manufacturing costs due to higher costs in 2017 related to technical transfer activities.

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

General and Administrative (in thousands)

	Three Month Ended March 31,		Increase (Decrease)
	2018	2017	$	%

General and administrative	$6,965	$5,289	1,676	32%
Stock-based compensation expense included in general and administrative	2,104	2,046	58	3%

General and administrative expense for the three months ended March 31, 2018 increased by $1.7 million, or 32%, compared to the three months ended March 31, 2017. The increase was primarily attributable to a $0.9 million increase in payroll related expenses due to an increase in head count and a $0.6 million increase in professional service and legal expenses primarily to support the expansion of the Company’s intellectual property portfolio and for matters related to ongoing litigation.

General and administrative expenses include personnel costs for our employees engaged in general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. We expect that general and administrative expenses will increase in the future as we support our expansion of research and development activities and incur additional costs associated with being a public company. These public company related increases will likely include, but not be limited to, investor and public relations expenses and legal and accounting related fees.

Other Income (in thousands)

	Three Month Ended March 31,		Increase (Decrease)
	2018	2017	$	%

Interest Income	$362	$198	164	83%

Interest income results from our interest-bearing cash and money-market account. Interest income for the three months ended March 31, 2018 increased due primarily to higher cash balances from the common stock public offering in January 2018.

Net Loss

We had a net loss of $26.5 million and $20.7 million for the three months ended March 31, 2018 and 2017, respectively. The increase in our net losses in 2018 are due to the continued expansion of our research and development activities, increased clinical trials and manufacturing activities, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we further invest in our research and development activities, including our clinical development.

Liquidity and Capital Resources

Corporate Capitalization. As of March 31, 2018, we had outstanding 89,615,417 shares of our $0.000041666 par value common stock, 1,694 shares of our $0.001 par value Series A Convertible Preferred Stock, and 7,378,241 shares of our $0.001 par value Series B Convertible Preferred Stock. The outstanding shares of Series A Convertible Preferred Stock are currently convertible into 847,000 shares of our common stock, and the outstanding shares of Series B Convertible Preferred Stock are currently convertible into 7,378,241 shares of our common stock. The shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock do not have voting rights or accrue dividends.

Our major sources of funding have been proceeds from various public and private offerings of our equity securities (both common stock and preferred stock), from option and warrant exercises, and from interest income.

On December 28, 2017, we filed a shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $250 million, of which $42.5 million consists of unsold securities previously registered under the 2016 Shelf Registration Statement (see below), and which we refer to as the 2017 Shelf Registration Statement. The 2017 Registration Statement was declared effective on January 19, 2018. We completed an offering of common stock in January 2018 utilizing the 2017 Shelf Registration Statement (see below). In the future, we may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. At the time, any of the securities covered by the 2017 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering

In September 2017, we sold 8,846,154 shares of its common stock in an underwritten public offering at a public offering price of $6.50 per share. We received gross proceeds of approximately $57.5 million and net proceeds of approximately $53.8 million, after deducting underwriting discounts and offering expenses.

In January 2018, we sold 15,000,000 shares of our common stock at a public offering price of $11.50 per share. We received gross proceeds of approximately $172.5 million and net proceeds of approximately $162.0 million, after deducting underwriting discounts and offering expenses.

We are currently engaged in the development of therapeutics to fight cancer. We do not have any commercial products and have not yet generated any revenues from our biopharmaceutical business. We currently do not anticipate that we will generate any revenues during 2018 from the sale or licensing of any products. We have incurred a net loss of $26.5 million for the three months ended March 31, 2018 and used $17.8 million of cash in our operating activities during the three months ended March 31, 2018. As of March 31, 2018, we had $297.1 million of cash and cash equivalents and stockholders’ equity of $292.6 million and had working capital of $288.0 million.

We expect to further increase our research and development activities, which will increase the amount of cash we will use during the remainder of 2018 and beyond. Specifically, we expect increased spending on clinical trials, manufacturing capacity, research and development activities, and higher payroll expenses as we increase our professional and scientific staff. However, based on the funds we have available; we believe that we have sufficient capital to fund our anticipated operating expenses for the next 24 months from the date of filing this quarterly report.

Off-Balance Sheet Arrangements

At March 31, 2018, we had no obligations that would require disclosure as off-balance sheet arrangements.

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

The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. There were no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Inflation

Inflation and changing prices have had no effect on our continuing operations over our two most recent fiscal years.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in interest bearing cash accounts and a mutual fund consisting of short-term debt securities issued by the U.S. government. The primary objective of our investment activities is to preserve principal. At March 31, 2018, we do not have any marketable securities, and therefore we believe that we are not exposed to any material market risk. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three months ended March 31, 2018, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Class Action Lawsuit and Derivative Lawsuits. On April 10, 2017, the SEC announced settlements with us and with other public companies and unrelated parties in the In the Matter of Certain Stock Promotion investigation. Our settlement with the SEC is consistent with our previous disclosures (including in our Annual Report on Form 10-K that we filed with the SEC on March 9, 2017). On April 14, 2017, a purported shareholder filed a complaint seeking class action status in the United States District Court, Northern District of California for violations of the federal securities laws (Leonard DeSilvio v. Lion Biotechnologies, Inc., et al., case no. 3:17-cv-2086) against our company and three of our former officers and directors. On April 19, 2017, a second class action complaint (Amra Kuc vs. Lion Biotechnologies, Inc., et al., case no. 3:17-cv-2188) was filed in the same court. Both complaints allege, among other things, that the defendants violated the federal securities laws by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh, our former CEO, and our former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions investigation. On July 20, 2017, the plaintiff in the Kuc case filed a notice to voluntarily dismiss that case. The court entered an order dismissing the Kuc complaint on July 21, 2017. On July 26, 2017, the court appointed a movant as lead plaintiff. On September 8, 2017, the lead plaintiff filed an amended complaint (Jay Rabkin v. Lion Biotechnologies, Inc., et al., case no. 3:17-cv-2086) seeking class action status that alleges, among other things, that the defendants violated federal securities laws by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh and our former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions SEC investigation. On February 5, 2018, the court entered an order dismissing two of Plaintiff’s six claims.

On December 15, 2017, a purported stockholder derivative complaint was filed by plaintiff Kevin Fong on behalf of the Company, against the Company, as nominal defendant, and certain of the Company’s current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware (case no. 1:17-cv-1806). The complaint alleges breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder arising from the SEC’s investigation in the In the Matter of Certain Stock Promotions investigation and our April 10, 2017 settlement thereof, and seeks unspecified damages on behalf of our company and injunctive relief.

On March 28, 2018, a purported stockholder derivative complaint was filed by plaintiff Nazeer Khaleeluddin on behalf of the Company, against the Company, as nominal defendant, and certain of the Company’s current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware (case no. 1:18-cv-00469). The complaint alleges, among other things, violations of securities law, breach of fiduciary duty, aiding and abetting, waste of corporate assets, and unjust enrichment. The complaint is based on claims arising from the SEC’s investigation in the In the Matter of Certain Stock Promotions investigation and the Company’s April 10, 2017 settlement thereof, and seeks unspecified damages on behalf of our company and injunctive relief. On May 1, 2018, the court consolidated this case with the aforementioned purported stockholder derivative case filed by plaintiff Kevin Fong.

We intend to vigorously defend against the foregoing complaints. Based on the very early stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.

Solomon Capital, LLC. On April 8, 2016, a lawsuit titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Lion Biotechnologies, Inc. was filed by Solomon Capital, LLC, Solomon Capital 401(k) Trust, Solomon Sharbat and Shelhav Raff against the Company in the Supreme Court of the State of New York, County of New York (index no. 651881/2016). The plaintiffs allege that, between June and November 2012 they provided to the Company $0.1 million and that they advanced and paid on our behalf an additional $0.2 million. The complaint further alleges that the Company agreed to (i) provide them with promissory notes totaling $0.2 million, plus interest, (ii) issue a total of 111,425 shares to the plaintiffs (before the 1-for-100 reverse split of our common stock effected in March 2013), and (iii) allow the plaintiffs to convert the foregoing funds into our securities in the next transaction. The plaintiffs allege that they should have been able to convert their advances and payments into shares of the Company’s common stock in the restructuring that was effected in May 2013. Based on the foregoing, the plaintiffs allege causes for breach of contract and unjust enrichment and demand judgment against the Company in an unspecified amount exceeding $1.5 million, plus interest and attorneys’ fees.

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

On April 19, 2017, the court granted plaintiffs’ counsel’s motion to withdraw from the case. On May 25, 2017, plaintiffs filed a notice that they had hired new counsel. On June 7, 2017, the judge presiding over the case recused herself because of a conflict of interest arising from her relationship with plaintiffs’ new attorneys, and the case was subsequently assigned to a new judge. On April 20, 2018, the court held a hearing regarding plaintiff’s motion to dismiss certain counterclaims by the Company.

The Company intends to vigorously defend the complaint and pursue its counterclaims.

Litigation Involving Dr. Steven Fischkoff. On June 13, 2017, in an action titled Steven Fischkoff v. Lion Biotechnologies, Inc. and Maria Fardis, Dr. Steven Fischkoff, our former Vice President and Chief Medical Officer, filed a lawsuit against the Company in the Supreme Court of the State of New York County of New York. Dr. Fischkoff was dismissed by the Company on March 28, 2017. Dr. Fischkoff was terminated “for cause” as that term is defined in his employment agreement. In his complaint, Dr. Fischkoff alleges breaches of his employment agreement and violation of New York Labor Law for failure to pay monies purportedly owed to him, and seeks to recover amounts including severance pay and retention bonus (totaling $300,000), a prorated incentive bonus, and amounts relating to unvested options to 150,000 shares of our common stock, together with prejudgment interest, costs, expenses and attorneys’ fees. On July 5, 2017, the Company filed a removal petition and removed the lawsuit to the United States District Court for the Southern District of New York, where the case has been assigned case no. 1:17-cv-05041. On July 14, 2017, the Company filed a partial answer and counterclaims against Dr. Fischkoff, denying his allegations, and alleging breach of contract and related claims, breach of fiduciary duty, and state and federal trade secret misappropriation and related claims, and sought a temporary restraining order and preliminary injunction against Dr. Fischkoff. On July 18, 2017, the court issued a temporary restraining order against Dr. Fischkoff requiring him to return Company materials, prohibiting him from disclosing or using Company materials, and granting expedited discovery.

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

The risks described below may not be the only ones relating to our company. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial conditions and future prospects and the trading price of our common stock could be harmed as a result of any of these risks. Investors should also refer to the other information contained or incorporated by reference in our Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 12, 2018, including our financial statements and related notes, and our other filings from time to time with the SEC.

We have marked with an asterisk (*) those risk factors below that reflect a substantive change from the risk factors included in our Annual Report on Form 10-K filed with the SEC on March 12, 2018.

Risks Related to Our Business

We have a history of operating losses; we expect to continue to incur losses and we may never be profitable.

We are a clinical-stage biotechnology company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient's own immune system to eradicate cancer cells. We do not have products approved for commercial sale and have not generated revenue from operations. As of March 31, 2018, we had an accumulated deficit of $275.7 million. In addition, during the three months ended March 31, 2018, we incurred a net loss of $26.5 million. Since our inception we have not generated any revenues from operations. We do not expect to generate any meaningful product sales or royalty revenues for the foreseeable future. We expect to incur significant additional operating losses in the future as we expand our development and clinical trial activities in support of demonstrating the effectiveness of our products.

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

We have only a limited operating history in our current line of business on which a decision to invest in our company can be based. The future of our company currently is dependent upon our ability to implement our business plan, as that business plan may be modified from time to time by our management and Board of Directors. While we believe that we have a sound business plan and research and development strategy, we have only a limited operating history against which we can test our plans and assumptions, and investors therefore cannot evaluate the likelihood of our success. We face the problems, expenses, difficulties, complications and delays normally associated with a small, biotechnology company, many of which are beyond our control. Accordingly, our prospects should be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a new business developing technologies in an industry that is characterized by a number of market entrants and intense competition. Because of our size and limited resources, we may not possess the ability to successfully overcome many of the risks and uncertainties frequently encountered by early stage companies involved in the rapidly evolving field of immunotherapy. If our research and development efforts are successful, we may also face the risks associated with the shift from development to commercialization of new products based on innovative technologies. There can be no assurance that we will be successful in developing our new business.

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

In addition, our clinical trials must be conducted with product candidates that were produced under cGMP regulations. Our or our CMOs failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register certain clinical trials and post the results of certain completed clinical trials on a government sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in enforcement actions and adverse publicity.

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

We may encounter substantial delays in our clinical trials or may not be able to conduct our trials on the timelines we expect and we may be required to conduct additional clinical trials or modify current or future clinical trials based on feedback we receive from the FDA.*

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any current or future clinical studies will be conducted as planned or completed on schedule, if at all, or that any of our product candidates will receive regulatory approval. We initiated clinical trials in patients with metastatic melanoma, cervical and head and neck cancers. We plan to initiate trials in new indications. Even as these trials progress, issues may arise that could require us to suspend or terminate such clinical trials. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely initiation or completion of clinical development, or product approval include:

•	inability to generate sufficient preclinical data to support the initiation of clinical studies;

•	regulators or Institutional Review Boards, or IRBs may not authorize us or our investigators to commence a clinical trial, conduct a clinical trial at a prospective trial site, or amend trial protocols, or regulators or IRBs may require that we modify or amend our clinical trial protocols;

•	delays in reaching a consensus with regulatory agencies on study design;

•	the FDA or comparable foreign regulatory authorities may disagree with our intended indications, study design or our interpretation of data from preclinical studies and clinical trials or find that a product candidate’s benefits do not outweigh its safety risks;

•	the FDA or comparable foreign regulatory authorities may not accept data from studies with clinical trial sites in foreign countries;

•	the FDA may not allow us to use the clinical trial data from a research institution to support an IND if we cannot demonstrate the comparability of our product candidates with the product candidate used by the relevant research institution in its clinical studies;

•	delays in of failure to reach an agreement on acceptable terms with prospective CROs and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;

•	delays in obtaining required IRB approval at each clinical study site;

•	imposition of a temporary or permanent clinical hold, suspensions or terminations by regulatory agencies, IRBs, or us for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks, undesirable side effects, or other unexpected characteristics of the product candidate, or due to findings of undesirable effects caused by a chemically or mechanistically similar therapeutic or therapeutic candidate;

•	delays in recruiting suitable patients to participate in our clinical studies;

•	delays in adding new investigators or clinical trial sites, or withdrawal of clinical trial sites from a study;

•	failure by our CROs, clinical trial sites, patients, or other third parties, or us to adhere to clinical study requirements, including regulatory, contractual or protocol requirements;

•	failure to perform in accordance with the FDA’s current good clinical practices, or cGCPs, requirements, or applicable regulatory guidelines in other countries;

•	the number of patients required for clinical trials of our product candidates may be larger than we anticipate or enrollment in these clinical trials may be slower than we anticipate;

•	patients that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop such patients from the study or clinical trial, increase the needed enrollment size for the study or clinical trial or extend the study’s or clinical trial’s duration;

•	patients dropping out of a study;

•	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols to regulatory authorities and IRBs, and which may cause delays in our development programs, or changes to regulatory review times;

•	there may be regulatory questions or disagreements regarding interpretations of data and results, or new information may emerge regarding our product candidates;

•	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;

•	the cost of clinical studies of our product candidates being greater than we anticipate, or we may have insufficient funds for a clinical trial or to pay the substantial user fees required by the FDA upon the filing of a BLA;

•	clinical studies of our product candidates producing negative or inconclusive results may fail to provide sufficient data and information to support product approval, or our studies may fail to reach the necessary level of statistical or clinical significance, which may result in our deciding, or regulators requiring us, to conduct additional clinical studies, or preclinical studies, or abandon product development programs;

•	we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development;

•	there may be changes to the therapeutics or their regulatory status which we are administering in combination with our product candidates;

•	the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or our manufacturing facilities for clinical and future commercial supplies;

•	the FDA or comparable regulatory authorities may take longer than we anticipate to make a decision on our product candidates;

•	transfer of our manufacturing processes to our contract manufacturers or other larger-scale facilities operated by a CMO and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and

•	delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical studies or the inability to do any of the foregoing, including as a result of any quality issues associated with the contract manufacturer.

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

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to, or we may elect to, conduct additional studies to bridge our modified product candidates to earlier versions. These changes may require the FDA approval or notification, may not have their desired effect and the FDA may not accept data from prior versions of the product to support an application, delaying our clinical trials or programs or necessitating additional clinical or preclinical studies. By example, we changed our manufacturing process from our first generation, or Gen 1, to our second generation, or Gen 2, to decrease the production time and allow for the cryopreservation of the product. We may find that this update has unintended consequences that necessitates additional development and manufacturing work, additional clinical and preclinical studies, or that results in non-approval of a BLA.

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

We have opened enrollment of our company-sponsored, Phase 2 clinical trials to establish the feasibility of our product, and to assess its overall safety in patients with metastatic melanoma, cervical, head and neck, and lung cancers. However, we may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Accordingly, we cannot guarantee that the trial will progress as planned or as scheduled. Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our ongoing clinical trial and planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

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

 In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Because the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitor’s use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy and approved immunotherapies, rather than enroll patients in any future clinical trial. In addition, potential enrollees may opt to participate in other clinical trials because of the length of time between the time that their tumor is excised and the TIL is infused back into the patient.

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

If unacceptable toxicities or side effects arise in the development of our product candidates, we, an IRB or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials, order our clinical trials to be placed on clinical hold, or deny approval of our product candidates for any or all targeted indications. The FDA or comparable foreign regulatory authorities may also require additional data, clinical, or pre-clinical studies should unacceptable toxicities arise. We may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk/benefit perspective. Toxicities associated with our trials and products may also negatively impact our ability to conduct clinical trials using TIL therapy in larger patient populations, such as in patients that have not yet been treated with other therapies or have not yet progressed on other therapies.

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

Our product candidates are biologics and the process of manufacturing our products is complex, highly-regulated and subject to multiple risks. The manufacture of our product candidates involves complex processes, including harvesting tumor fragments from patients, multiplying the T cells to obtain the desired dose, and ultimately infusing the T cells back into a patient. As a result of the complexities, the cost to manufacture biologics is generally higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and is more difficult to reproduce. Our manufacturing process will be susceptible to product loss or failure due to logistical issues associated with the collection of tumor fragments, or starting material, from the patient, shipping such material to the manufacturing site, shipping the final product back to the patient, and infusing the patient with the product, manufacturing issues associated with the differences in patient starting material, interruptions in the manufacturing process, contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in cell growth, and variability in product characteristics. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If for any reason we lose a patient’s starting material, or later-developed product at any point in the process, or if any product does not meet the applicable specifications, the manufacturing process for that patient will need to be restarted, including resection of the proper amount of tumor fragment and the resulting delay may adversely affect that patient’s outcome. If microbial, viral, environmental or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

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

Our current manufacturing strategy involves the use of CMOs. Currently our product candidates are manufactured by WuXi, Lonza (formerly PharmaCell), and Moffitt. Should we continue to use CMOs, we may not succeed in maintaining our relationships with our current CMOs or establishing relationships with additional or alternative CMOs. Our product candidates may compete with other products and product candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing for us and willing to do so. If our CMOs should cease manufacturing for us, we would experience delays in obtaining sufficient quantities of our product candidates for clinical trials and, if approved, commercial supply. Further, our CMOs may breach, terminate, or not renew these agreements. If we were to need to find alternative manufacturing facilities it would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. The commercial terms of any new arrangement could be less favorable than our existing arrangements and the expenses relating to the transfer of necessary technology and processes could be significant.

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

Our TIL based therapy is based on the adoptive cell therapy technology that we licensed from the NIH and that is presently in use as a physician-sponsored investigational therapy for the treatment of Stage IV metastatic melanoma in the United States at the NCI, M.D. Anderson Cancer Center, and Moffit. These current methods of treatment are very labor intensive and expensive, which has limited its widespread application. We have developed new processes that we anticipate will enable more efficient manufacturing of TIL. We may have difficulty demonstrating that the products produced from our new processes are comparable to the existing products. The FDA may require additional clinical testing before permitting a larger clinical trial with the new processes, and the product may not be as efficacious in the new clinical trials. Cellular products are not considered as well characterized products because there are hundreds of markers present on these cells, and even small changes in manufacturing processes could alter the cell types. It is unclear at this time which of those markers are critical for success of these cells to combat cancer, so our ability to predict the outcomes with newer manufacturing processes is limited. The changes that we have made to the historical manufacturing process may require additional testing, which may increase costs and timelines associated with these developments.

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

Our historical research and development efforts have been to a large extent dependent upon the CRADA.

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

We collaborate with governmental, academic and corporate partners to improve and develop TIL therapies for new indications for use in combination with other therapies and to evaluate new TIL manufacturing methods, the results of which, because the manufacturing processes are not within our control, may be incorrect or unreliable.*

In addition to our own research and process development efforts, we seek to collaborate with government, academic research institutions and corporate partners to improve TIL manufacturing and to develop TIL therapies for new indications. In 2017, we announced collaborations with Moffitt, M.D. Anderson and Ohio State University to evaluate several new solid tumor and hematologic indications for TIL therapy in clinical and preclinical studies as well as, in some cases, new TIL manufacturing approaches. In 2016, we entered into a license agreement with PolyBioCept to evaluate a new cytokine cocktail for TIL manufacturing. The results of these collaborations may be used to support our filing with the FDA of INDs to conduct more advanced clinical trials of our product candidates, or to otherwise analyze or make predictions or decisions with respect to our current or future product candidates. However, because the majority of our collaborations are conducted at outside laboratories and we do not have complete control over how the studies are conducted or the manufacturing methods used to manufacture TIL product, the results of such studies, which we may use as the basis for our conclusions, projections or decisions with respect to our current or future product candidates, may be incorrect or unreliable, Additionally, we may use third party data to analyze, reach conclusions or make predictions or decisions with respect to our product candidates that may be incomplete, inaccurate or otherwise unreliable.

We will need additional financing to fund our operations and complete the development and commercialization of our various product candidates, and if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our product candidates. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

Our operations have consumed substantial amounts of cash since inception. From our inception to March 31, 2018, we have an accumulated deficit of $275.7 million. In addition, our research and development and our operating costs have also been substantial and are expected to increase. We expect to continue to spend substantial amounts to continue the clinical development of our product candidates. As of March 31, 2018, we had $297.1 million in cash and cash equivalents. In January 2018, we closed an underwritten public offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by us, were $162.0 million. Accordingly, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 24 months from the date this Quarterly Report on Form 10-Q is issued. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may require additional capital for the further development and commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Moreover, our fixed expenses such as rent, minimum payments to our contract manufacturers, and other contractual commitments, including those for our research collaborations, are substantial and are expected to increase in the future.

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

Our management will have discretion in the application of the net proceeds from our capital raises, including our January 2018 and September 2017 public offerings, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from those capital raises are being used appropriately. You may not agree with our decisions, and our use of the proceeds from our capital raises may not yield any return to stockholders. Because of the number and variability of factors that will determine our use of the net proceeds from our capital raises, including our January 2018 and September 2017 public offerings, their ultimate use may vary substantially from their currently intended use. Our failure to apply the net proceeds of our capital raises, including our January 2018 and September 2017 public offerings, effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. Stockholders will not have the opportunity to influence our decisions on how to use our net proceeds from capital raises, including our January 2018 and September 2017 public offerings. Pending their use, we may invest the net proceeds from our capital raises, including our January 2018 and September 2017 public offerings, in interest and non-interest bearing cash accounts, short-term, investment-grade, interest-bearing instruments and U.S. government securities. These temporary investments are not likely to yield a significant return.

The use of our net operating loss carryforwards and research tax credits may be limited.

Our net operating loss carryforwards and any future research and development tax credits may expire and not be used. As of March 31, 2018, we had U.S. federal net operating loss carryforwards of approximately $169.8 million. Our net operating loss carryforwards arising in taxable years ending on or prior to December 31, 2017 will begin expiring in 2027 if we have not used them prior to that time. Net operating loss carryforwards arising in taxable years ending after December 31, 2017 are no longer subject to expiration under the Internal Revenue Code of 1986, as amended, or the Code. Additionally, our ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Sections 382 and 383 of the Code, respectively, if we have a cumulative change in ownership of more than 50% within a three-year period.

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

No assurance can be given that the Gen2 manufacturing process we have selected will be, FDA-compliant, more efficient, and lower the cost to manufacture.*

Pursuant to the CRADA, and in cooperation with our contract manufacturers and potentially other manufacturers, we have developed and are developing improved methods for the generating and selecting autologous TILs, and methods for large-scale production of autologous TILs that are in accord with current cGMP procedures. We have developed a new, scaled-up, pharmaceutical manufacturing process that we believe can be more efficient and cost effective, and in a more automated manner. The production and control the physical and/or chemical attributes of our products in a cGMP facility is subject to many uncertainties and difficulties. We have never manufactured our adoptive cell therapy product candidate on a commercial scale, nor have our partners. As a result, we cannot give any assurance that the Gen 2 process or any future process that we select will be a manufacturing process that can produce our products in compliance with the applicable regulatory requirements, at a cost or in quantities necessary to make them commercially viable. Moreover, our third-party manufacturers will have to continually adhere to current cGMP regulations enforced by the FDA through its facilities inspection program. If the facilities of these manufacturers cannot pass a pre-approval plant inspection, the FDA pre-market approval of our products will not be granted. In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our products meet applicable specifications and other requirements. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory action. No assurance can be given that we will be able to develop such a manufacturing process, or that our partners will thereafter be able to establish and operate such a production facility.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. Large judgements have also been awarded in class action lawsuits based on therapeutics that had unanticipated side effects. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates;
•	injury to our reputation;
•	withdrawal of clinical trial participants or sites and potential termination of clinical trial sites or entire clinical programs;
•	initiation of investigations by regulators, refusal to approve marketing applications or supplements, and withdrawal or limitation of product approvals;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue;
•	significant negative media attention;
•	decrease in the price of our stock and overall value of the company;
•	exhaustion of any available insurance and our capital resources; and
•	the inability to commercialize any product candidate.

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

Potential competitors in the market for treating metastatic melanoma are companies such as Bristol-Myers Squibb, Roche/Genentech, Merck, Amgen, Pfizer, and Novartis, which already have products on the market or in development. Other companies, such as Celgene, Gilead Sciences and Adaptimmune, which are focused on genetically engineered T-cell technologies to treat cancer, may also be competitors. All of these companies, and most of our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources, and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the United States and internationally. Our competitors may obtain regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in competitors establishing a strong market position before we are able to enter the market.

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

In addition, in order to supplement our own efforts to improve TIL manufacturing and develop TIL therapies in new indications in clinical trials, we currently work and collaborate with government and academic research institutions, medical institutions and corporate partners such as the NCI, Moffitt, PolyBioCept, and MedImmune. We also intend to continue to enter into additional third-party collaborative agreements in the future. However, we may not be able to successfully negotiate any additional collaborative arrangements. If established, these relationships may not be scientifically or commercially successful. The success of these and future collaborations and joint development arrangements may be subject to numerous risks and uncertainties, including the inability or unwillingness of our partners to perform in the manner, or to the extent anticipated, and may also be subject to disagreements regarding the rights, interests, and performance of the counterparties under our licenses and development agreements. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercialization of the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority under the collaboration agreement.

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

Development of a product candidate intended for use in combination with an already approved product may present more or different challenges than development of a product candidate for use as a single agent.*

We are currently developing LN-144 and LN-145 for use along with IL-2. We and our collaborators are also studying TIL therapy along with other products, such as durvalumab and nivolumab. The development of product candidates for use in combination with another product may present challenges. For example, the FDA may require us to use more complex clinical trial designs, in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of these studies could show that any positive study results are attributable to the already approved product. Moreover, following product approval, the FDA may require that products used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to already approved products, this may require us to work with another company to satisfy such a requirement. Moreover, developments related to the already approved products may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the approved product’s safety or efficacy profile, changes to the availability of the approved product, and changes to the standard of care.

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

We are, and in the future may be, subject to Federal or state securities or related legal actions that could adversely affect our results of operations and our business.*

Shortly after the SEC announced settlements with us, with other public companies, and with unrelated parties in the In the Matter of Certain Stock Promotion investigation, two securities class action complaints were filed in the U.S. District Court for the Northern District of California against our company, Manish Singh, and two of our other former officers. On July 20, 2017, the plaintiff in one of the cases filed a notice to voluntarily dismiss that case, and the court entered an order dismissing the complaint on July 21, 2017. On July 26, 2017, the court appointed a movant as lead plaintiff. On September 8, 2017, the lead plaintiff, individually and on behalf of all others similarly situated, filed an amended complaint seeking class action status in the United States District Court for the Northern District of California (Jay Rabkin v. Lion Biotechnologies, Inc., et al., case no. 3:17cv0286) against us, two of our former officers, and the managing member of our former investor relations firm. The amended complaint alleges, among other things, that the defendants violated various provisions of the Securities Exchange Act of 1934 by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh, our former Chief Executive Officer and a former director, and our former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions SEC investigation. On December 15, 2017, a purported stockholder derivative complaint was filed by plaintiff Kevin Fong on behalf of the Company, against the Company, as nominal defendant, and certain of the Company’s current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware (case no. 1:17-cv-1806). The complaint alleges breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder arising from the Securities and Exchange Commission’s investigation in the In the Matter of Certain Stock Promotions investigation and our April 10, 2017 settlement thereof, and seeks unspecified damages on behalf of our company and injunctive relief. On March 28, 2018, a purported stockholder derivative complaint was filed by plaintiff Nazeer Khaleeluddin on behalf of the Company, against the Company, as nominal defendant, and certain of the Company’s current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware (case no. 1:18-cv-00469). The complaint alleges, among other things, violations of securities law, breach of fiduciary duty, aiding and abetting, waste of corporate assets, and unjust enrichment. The complaint is based on claims arising from the Securities and Exchange Commission’s investigation in the In the Matter of Certain Stock Promotions investigation and the Company’s April 10, 2017 settlement thereof, and seeks unspecified damages on behalf of our company and injunctive relief. We intend to vigorously defend against these complaints. However, based on the very early stage of the aforementioned litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters. Furthermore, litigation is inherently uncertain, and there is no assurance as to the outcome of this, or other future cases. We could incur substantial unreimbursed legal fees, settlements, judgments and other expenses in connection with these or other legal and regulatory proceedings that may not qualify for coverage under, or may exceed the limits of, our applicable directors’ and officers’ liability insurance policies and could have a material adverse effect on our financial condition, liquidity and results of operations. The currently pending cases also may distract the time and attention of our officers and directors or divert our other resources away from our ongoing commercial and development programs. An unfavorable outcome in these matters could damage our business and reputation or result in additional claims or proceedings against us.

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

We are, and if we receive regulatory approval of our product candidates, will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

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

As a biopharmaceutical company, we are subject to many federal and state healthcare laws, including the federal Anti-Kickback Statute, the federal civil and criminal False Claims Act, the civil monetary penalties statute, the Medicaid Drug Rebate statute and other price reporting requirements, the Veterans Health Care Act of 1992, the federal Health Insurance Portability and Accountability Act of 1996 (as amended by the Health Information Technology for Economics and Clinical Health Act), the Foreign Corrupt Practices Act of 1977, the Patient Protection and Affordable Care Act of 2010, and similar state laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid, or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. If we do not comply with all applicable fraud and abuse laws, we may be subject to healthcare fraud and abuse enforcement by both the federal government and the states in which we conduct our business.

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

Risks Related to Our Securities

Our existing directors and executive officers hold a substantial amount of our common stock and may be able to influence significant corporate decisions.*

As of March 31, 2018, our officers and directors beneficially owned approximately 11% of our outstanding common stock. These stockholders, if they act together, may be able to materially affect the outcome of matters presented to our stockholders, including the election of our directors and other corporate actions such as:

•	a merger with or into another company;
•	a sale of substantially all of our assets; and
•	amendments to our certificate of incorporation.

Additionally, the decisions of these stockholders may conflict with our interests or those of our other stockholders and the market price of our stock may be adversely affected by market volatility.

Our stock price may be volatile, and our stockholders' investment in our stock could decline in value.

The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including but not limited to:

•	announcements of the results of clinical trials by us or our competitors;
•	developments with respect to patents or proprietary rights;
•	announcements of technological innovations by us or our competitors;
•	announcements of new products or new contracts by us or our competitors;
•	actual or anticipated variations in our operating results due to the level of development expenses and other factors;
•	changes in financial estimates by securities analysts and whether our earnings meet or exceed such estimates;
•	conditions and trends in the pharmaceutical, biotechnology and other industries;
•	receipt, or lack of receipt, of funding in support of conducing our business;
•	regulatory developments within, and outside of, the United States;
•	litigation or arbitration;
•	general volatility in the financial markets;
•	general economic, political and market conditions and other factors; and
•	the occurrence of any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 12, 2018.

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

Future sales of our common stock in the public market could cause our stock price to fall.*

Our stock price could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of April 16, 2018, we had 89,615,417 shares of common stock outstanding. In addition, we had 20,736,737 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options and restricted stock units to purchase common stock based on vesting requirements, warrants to purchase common stock and common stock issuable upon the conversion of preferred stock. The issuance and subsequent sale of the shares underlying these common stock equivalents could depress the trading price of our common stock.

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

Iovance Biotherapeutics, Inc.

May 9, 2018	By:	/s/ Maria Fardis
Maria Fardis
Chief Executive Officer (Principal Executive Officer)

May 9, 2018	By:	/s/ Timothy E. Morris
Timothy E. Morris Chief Financial Officer (Principal Financial Officer)

