Form 10-Q
period 2018-06-30
IOVANCE BIOTHERAPEUTICS, INC.
filed 2018-08-07
CIK 1425205

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

At July 31, 2018, the issuer had 95,592,169 shares of common stock, par value $0.000041666 per share, outstanding.

IOVANCE BIOTHERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share information)

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$246,017	$145,373
Short-term investments	30,082	-
Prepaid expenses and other assets	3,682	3,917
Total Current Assets	279,781	149,290

Property and equipment, net	2,706	2,450
Long-term assets	2,264	3,633
Total Assets	$284,751	155,373

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$5,196	$1,232
Accrued expenses	8,986	8,660
Total Current Liabilities	14,182	9,892

Commitments and contingencies (Note 9)

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.001 par value; 17,000 shares authorized, 194 shares issued and outstanding as of June 30, 2018; 1,694 shares issued and outstanding December 31, 2017 (aggregate liquidation value of $194)	-	-
Series B Convertible Preferred Stock, $0.001 par value; 11,500,000 shares authorized; 6,127,692 shares issued and outstanding as of June 30, 2018; 7,378,241 shares issued and outstanding December 31, 2017 (aggregate liquidation value of $29,107);	6	7
Common stock, $0.000041666 par value; 150,000,000 shares authorized, 92,741,672 and 73,164,914 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	4	3
Accumulated other comprehensive loss	(3)	-
Additional paid-in capital	576,917	394,651
Accumulated deficit	(306,355)	(249,180)
Total Stockholders’ Equity	270,569	145,481
Total Liabilities and Stockholders’ Equity	$284,751	$155,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited; in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$-	$-	$-	$-

Costs and expenses
Research and development expenses	24,551	18,647	44,463	34,240
General and administrative expenses	6,827	4,934	13,792	10,224
Total costs and expenses	31,378	23,581	58,255	44,464

Loss from operations	(31,378)	(23,581)	(58,255)	(44,464)
Other income
Interest income, net	718	204	1,080	403
Net Loss	$(30,660)	$(23,377)	$(57,175)	$(44,061)
Net Loss Per Common Share, Basic and Diluted	$(0.34)	$(0.37)	$(0.65)	$(0.71)

Weighted Average Common Shares Outstanding, Basic and Diluted	90,236	62,457	87,310	62,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net Loss	$(30,660)	$(23,377)	$(57,175)	$(44,061)
Other comprehensive loss:
Unrealized loss on short-term investments	(3)	(2)	(3)	(29)
Comprehensive Loss	$(30,663)	$(23,379)	$(57,178)	$(44,090)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(57,175)	$(44,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	453	464
Loss on disposal of assets	9	-
Accretion and amortization of discounts and premiums on investments	(1)	37
Stock-based compensation expense	9,326	6,589
Changes in assets and liabilities:
Prepaid expenses and other assets	1,604	(3,375)
Accounts payable	3,686	2,987
Accrued expenses	326	1,060
Net cash used in operating activities	(41,772)	(36,299)

Cash Flows from Investing Activities
Maturities of short-term investments	-	44,955
Purchase of short-term investments	(30,084)	-
Purchase of property and equipment	(440)	(823)
Net cash (used in) provided by investing activities	(30,524)	44,132

Cash Flows from Financing Activities
Tax payments related to shares withheld for vested restricted stock awards	(122)	(1,161)
Proceeds from the issuance of common stock upon exercise of warrants	4,141	250
Proceeds from the issuance of common stock upon exercise of options	6,828	646
Proceeds from the issuance of common stock, net	162,093	-
Net cash provided by (used in) financing activities	172,940	(265)
Net increase in cash and cash equivalents	100,644	7,568
Cash and Cash Equivalents, Beginning of Period	145,373	106,717
Cash and Cash Equivalents, End of Period	$246,017	$114,285

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on short-term investments	$(3)	$(29)
Acquisitions of property and equipment included in accounts payable	(278)	(155)
Conversion of convertible preferred stock to common stock	1	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Iovance Biotherapeutics, Inc. (the “Company,” “we,” “us” or “our”) is a biopharmaceutical company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to eradicate cancer cells. Our lead product candidate, lifileucel (LN-144) for metastatic melanoma, is an autologous adoptive cell therapy utilizing tumor-infiltrating lymphocytes, or TIL, which are T cells derived from patients’ tumors. TIL therapy is a platform technology that has already been studied for the treatment of metastatic melanoma and metastatic cervical cancer by the National Cancer Institute, or NCI. We are investigating the effectiveness and safety of TIL therapy for the treatment of metastatic melanoma, squamous cell carcinoma of the head and neck, cervical carcinoma, and metastatic non-small cell lung cancer, as well as other oncology indications. On June 1, 2017, the Company reincorporated to become a Company governed by Delaware corporation laws. On June 27, 2017, we changed our name to Iovance Biotherapeutics, Inc from Lion Biotechnologies, Inc.

Basis of Presentation of Unaudited Condensed Consolidated Financial Information

The unaudited condensed consolidated financial statements of the Company for the three and six months ended June 30, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2017, was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2018. These financial statements should be read in conjunction with that report.

Liquidity

The Company is currently engaged in the development of therapeutics to fight cancer, specifically solid tumors. The Company currently does not have any commercial products and has not yet generated any revenues from its business. The Company currently does not anticipate that it will generate any revenues from the sale or licensing of any of its product candidates during the 12 months from the date these financial statements are issued. The Company has incurred a net loss of $57.2 million for the six months ended June 30, 2018 and used $41.8 million of cash in our operating activities during the six months ended June 30, 2018. In January 2018, the Company closed an underwritten public offering of 15,000,000 shares of the Company’s common stock at a public offering price of $11.50 per share, before underwriting discounts, which included 1,956,521 shares issued upon the exercise in full by the underwriter of its option to purchase additional shares at the public offering price less the underwriting discount. The gross proceeds from the offering, before deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, were $172.5 million, with net proceeds to the Company of approximately $162.0 million. For the six months ended June 30, 2018, the Company received $11.0 million from the exercise of stock options and warrants to purchase common stock. As of June 30, 2018, we had $246.0 million of cash and cash equivalents and $30.1 million in short-term investments.

The Company expects to further increase its research and development activities, which will increase the amount of cash used during the remainder of 2018 and beyond. Specifically, the Company expects continued spending on clinical trials, continued and expansion of manufacturing activities, higher payroll expenses as the Company increases its professional and scientific staff and research and development activities. Based on the funds the Company has available as of the date these financial statements are issued, the Company believes that it has sufficient capital to fund its anticipated operating expenses for at least seven quarters from the date that these financial statements are issued.

Concentrations of Risk

We are subject to credit risk from our portfolio of cash equivalents and short-term investments. Under our investment policy, we limit amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. We are not exposed to any significant concentrations of credit risk from these financial instruments. The goals of our investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk; liquidity of investments sufficient to meet cash flow requirements; and a competitive after-tax rate of return.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents, and Short-term Investments

The Company’s cash and cash equivalents include cash demand deposits and short-term investments with original maturities of three months or less when purchased. The Company's short-term investments are classified as “available-for-sale”. The Company includes these investments in current assets and carries them at fair value. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive loss. The cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest expense and income. Gains and losses on securities sold are recorded based on the specific identification method and are included in interest income in the condensed consolidated statement of operations. We have not incurred any realized gains or losses from sales of securities to date.

Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

Diluted net loss per share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding and the dilutive common stock equivalent shares outstanding during the period. The Company’s potentially dilutive common stock equivalent shares, which include incremental common shares issuable upon (i) the exercise of outstanding stock options and warrants (ii) vesting of restricted stock units and restricted stock awards, and (iii) conversion of preferred stock, are only included in the calculation of diluted net loss per share when their effect is dilutive.

At June 30, 2018 and 2017, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	June 30,
	2018	2017
Stock options	6,837,817	6,845,580
Warrants	4,644,706	6,466,216
Series A Convertible Preferred Stock*	97,000	847,000
Series B Convertible Preferred Stock*	6,127,692	7,946,673
Restricted stock awards	-	2,917
Restricted stock units	91,665	137,500
	17,798,880	22,245,886

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

As of June 30, 2018, financial assets measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of June 30, 2018
	Level 1	Level 2	Level 3	Total
US treasury securities	$18,898	$-	$-	$18,898
US government agency securities	11,184	-	-	11,184
Total	$30,082	$-	$-	$30,082

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

The fair value of the Company's common stock option grants is estimated using a Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model and based on actual experience. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

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

The fair value of restricted stock units is based on the closing price of the Company’s common stock on the grant date.

Total stock-based compensation expenses related to all our stock-based awards were recorded on the statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$2,381	$1,742	$4,381	$2,992
General and administrative	2,841	1,551	4,945	3,597
Total stock-based compensation expenses	$5,222	$3,293	$9,326	$6,589

Total stock-based compensation expenses broken down based on each individual instrument were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock option expenses	$5,155	$2,977	$9,192	$5,631
Restricted stock award expenses	-	14	-	27
Restricted stock unit expenses	67	302	134	931
Total stock-based compensation expenses	$5,222	$3,293	$9,326	$6,589

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

Recent Accounting Standards Not Yet Adopted

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which eliminates the separate accounting model for nonemployee share-based payment awards and generally requires companies to account for share-based payment transactions with nonemployees in the same way as share-based payment transactions with employees. The amended guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this ASU on January 1, 2019. The Company is currently evaluating the impact of the adoption of this standard on its financial statements.

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

NOTE 3. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents and short-term investments consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Cash equivalents - Money market funds	$68,956	$91,281
Cash equivalents – US government agency securities	10,977	-
Cash equivalents total	$79,933	$91,281

Cash equivalents in the tables above exclude cash demand deposits of $166.1 million and $54.1 million as of June 30, 2018 and December 31, 2017, respectively.

	June 30,	December 31,
	2018	2017
Short-term Investments
US treasury securities	$18,898	$-
US government agency securities	11,184	-
Short-term investments total	$30,082	$-

The cost and fair value of cash equivalents and short-term investments at June 30, 2018 and December 31, 2017 were as follows (in thousands):

				Gross	Gross
				Unrealized	Unrealized
As of June 30, 2018	Cost	Accretion		Gains	Losses	Fair Value
Money market funds	$68,956	$		$-	$-	$68,956
US government agency securities	22,161		1	-	(1)	22,161
US treasury securities	18,900		1		(2)	18,898
Total	$110,016		$2	$-	$(3)	$110,015

		Gross	Gross
		Unrealized	Unrealized
As of December 31, 2017	Cost	Gains	Losses	Fair Value
Money market funds	$91,281	$-	$-	$91,281
Total	$91,281	$-	$-	$91,281

Unrealized gains and losses are included in accumulated other comprehensive loss. All short-term investments held by the Company as of June 30, 2018 have a maturity of less than one year.

NOTE 4. BALANCE SHEET COMPONENTS

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Accrued payroll and employee related expenses	$2,613	$2,613
Legal and related services	552	935
Clinical related	3,920	3,310
Manufacturing related	1,150	876
Deferred rent	363	430
Accrued other	388	496
	$8,986	$8,660

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

Preferred stock

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock. At June 30, 2018 and December 31, 2017, 17,000 shares have been designated as Series A Convertible Preferred Stock and 11,500,000 shares have been designated as Series B Preferred Stock, which are now convertible into common stock (“Series B Convertible Preferred Stock”).

Series A Convertible Preferred Stock

A total of 17,000 shares of Series A Convertible Preferred Stock have been authorized for issuance under the Certificate of Designation of Preferences and Rights of Series A Convertible Preferred Stock. The shares of Series A Convertible Preferred Stock have a stated value of $1,000 per share and are initially convertible into shares of common stock at a price of $2.00 per share, subject to adjustment.

The Series A Convertible Preferred Stock may, at the option of each investor, be converted into fully paid and non-assessable shares of common stock. The holders of shares of Series A Convertible Preferred Stock do not have the right to vote on matters that come before stockholders. In the event of any dissolution or winding up of the Company, proceeds shall be paid pari passu among the holders of the shares of common stock and preferred stock, pro rata based on the number of shares held by each holder. The Company may not declare, pay or set aside any dividends on shares of capital stock of the Company (other than dividends on shares of common stock payable in shares of common stock) unless the holders of the Series A Convertible Preferred Stock shall first receive an equal dividend on each outstanding share of Series A Convertible Preferred Stock. The common shares issued were determined on a formula basis of 500 common shares for each share of Series A Convertible Preferred Stock converted.

During the six months ended June 30, 2018, 1,500 shares of Series A Convertible Preferred Stock were converted into 750,000 shares of common stock. At June 30, 2018, 194 shares of Series A Convertible Preferred Stock remained outstanding.

Series B Convertible Preferred Stock

A total of 11,500,000 shares of Series B Convertible Preferred Stock are authorized for issuance under the Company’s Series B Certificate of Designation of Rights, Preferences and Privileges of Series B Convertible Preferred Stock. The shares of Series B Convertible Preferred Stock have a stated value of $4.75 per share and are convertible into shares of the Company’s common stock at an initial conversion price of $4.75 per share.

Holders of the Series B Convertible Preferred Stock are entitled to dividends on an as-if-converted basis in the same form as any dividends actually paid on shares of the Company’s Series A Convertible Preferred Stock or the Company’s common stock. So long as any Series B Convertible Preferred Stock remains outstanding, the Company may not redeem, purchase or otherwise acquire any material amount of our Series A Convertible Preferred Stock or any securities junior to the Series B Convertible Preferred Stock.

During the six months ended June 30, 2018, 1,250,549 shares of Series B Convertible Preferred Stock were converted into 1,250,549 shares of common stock. At June 30, 2018, 6,127,692 shares of Series B Convertible Preferred Stock remained outstanding.

Warrants

The following table summarizes the Company’s stock warrant activity for the six months ended June 30, 2018:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Under	Exercise	Remaining	Intrinsic
	Warrants	Price	Life	Value
Outstanding at January 1, 2018	6,301,216	$2.51		$34,651,188
Issued	-	-
Exercised	(1,656,510)	$2.50
Expired/Cancelled	-	-
Outstanding at June 30, 2018	4,644,706	$2.51	0.4 years	$47,830,172

The aggregate intrinsic value in the table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last day of the quarter ended June 30, 2018 and the exercise price of the warrants, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders had all warrant holders exercised their warrants on June 30, 2018. The intrinsic value of the Company’s warrants changes based on the closing price of the Company’s common stock.

NOTE 6. STOCK BASED COMPENSATION

Stock Plans

As of October 14, 2011, the Company adopted the 2011 Equity Incentive Plan (the “2011 Plan”). Employees, directors, consultants and advisors of the Company are eligible to participate in the 2011 Plan. The 2011 Plan initially had 180,000 shares of common stock reserved for issuance in the form of incentive stock options, non-qualified options, common stock, and grant appreciation rights. The 2011 Plan was not approved by the Company’s stockholders within the required one-year period following its adoption and, accordingly, no incentive stock options can be granted under that plan. In August 2013, the Company’s Board of Directors and a majority of the Company’s stockholders approved an amendment to increase the number of shares available under the 2011 Plan from 180,000 shares to 1,700,000 shares, and an amendment to increase the number options or other awards that can be granted to any one person during a twelve (12) month period from 50,000 shares to 300,000 shares. The foregoing amendment to the 2011 Plan became effective in September 2013. On August 20, 2014, the Company’s Board of Directors amended the 2011 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2011 Plan from 1,700,000 to 1,900,000 shares, effective immediately. As of June 30, 2018, 542,490 shares were available for future grant under the 2011 Plan.

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

On August 16, 2016, the Company’s stockholders approved the increase of the total number of shares that can be issued under the 2014 Plan from 4,000,000 shares to 9,000,000 shares of the Company’s common stock. At June 30, 2018, 906,390 shares were available for grant under the Company’s 2014 Plan.

On April 22, 2018, the Board adopted the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan was approved by the Company’s stockholders at the annual meeting of stockholders held in June 2018. The 2018 Plan as approved by the stockholders authorized the issuance up to an aggregate of 6,000,000 shares of common stock reserved for issuance in the form of incentive (qualified) stock options, non-qualified options, common stock, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards or any combination of the foregoing. At June 30, 2018, 6,000,000 shares of common stock were available for grant under the Company’s 2018 Plan. The Company anticipates granting the remaining shares under the 2011 and 2014 Plans prior to granting shares from the 2018 Plan.

Restricted Stock Units

On June 1, 2016, the Company entered into a restricted stock unit agreement with the Company’s Chief Executive Officer, Maria Fardis, Ph.D., pursuant to which the Company granted Dr. Fardis 550,000 non-transferrable restricted stock units at fair market value of $5.87 per share as an inducement of employment pursuant to the exception to The NASDAQ Global Market rules that generally require stockholder approval of equity incentive plans. The 550,000 restricted stock units vest in installments as follows: (i) 137,500 restricted stock units vested upon the first anniversary of the effective date of Dr. Fardis’ employment agreement; (ii) 275,000 restricted stock units vested upon the satisfaction of certain clinical trial milestones; and (iii) 137,500 restricted stock units vest in equal monthly installments over the 36-month period following the first anniversary of the effective date of Dr. Fardis’ employment, provided that Dr. Fardis has been continuously employed with the Company as of such vesting dates. As of June 30, 2018, 91,665 restricted stock units remained unvested.

Stock-based compensation expenses for restricted stock units are measured based on the closing fair market value of the Company's common stock on the date of grant. The stock based compensation expenses relating to restricted stock units were $0.07 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively, and $0.1 million and $0.9 million for the six months ended June 30, 2018 and 2017, respectively, recorded as part of general and administrative expenses.

As of June 30, 2018, there was $0.5 million of total unrecognized compensation expense related to the non-vested restricted stock units to be recognized over a period of 1.92 years.

Stock Options

The following table summarizes the Company’s stock options activity for the six months ended June 30, 2018:

		Weighted	Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Remaining	Intrinsic
	Options	Price	Contract Life	Value
Outstanding at January 1, 2018	6,072,368	$7.42
Granted	2,014,020	15.67
Exercised	(895,153)	7.63
Expired/Forfeited	(353,418)	10.53
Outstanding at June 30, 2018	6,837,817	$9.66	8.59	$28,425,872

Options exercisable at June 30, 2018	2,791,279	$7.84	7.85	$14,671,393

The Company recorded stock-based compensation costs related to options of $5.2 million and $3.0 million for the three months ended June 30, 2018 and 2017, respectively and $9.2 million and $5.6 million for the six months ended June 30, 2018 and 2017 respectively. As of June 30, 2018, there was $38.1 million of total unrecognized compensation expense related to the options to be recognized over a weighted average period of 2.19 years.

The weighted-average grant date fair values per share of options granted under the 2011 and 2014 Plan were $15.26 and $6.83 for the six months ended June 30, 2018 and 2017, respectively.

Options for 895,153 shares and 116,348 shared were exercised during the six months ended June 30, 2018 and 2017 with intrinsic value of $4.6 million and $0.2 million respectively.

The aggregate intrinsic value in the table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended June 30, 2018 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2018. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

The fair value of each option issued during the six months ended June 30, 2018 and 2017 was estimated at the date of grant using the Black-Scholes valuation model. The weighted average assumptions used in the Black-Scholes calculation are presented below:

	Six months ended June 30,
Assumptions:	2018	2017
Expected term (years)	5.13 – 6.50	5.13 – 6.50
Expected volatility	167.54% – 200.28%	190.46% – 209.69%
Risk-free interest rate	2.27% – 2.97%	1.77% – 2.34%
Expected dividend yield	0%	0%

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

Pursuant to the terms of the CRADA, we are currently required to make quarterly payments of $0.5 million to the NCI for support of research activities. To the extent the Company licenses patent rights relating to a TIL-based product candidate, the Company will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, the Company may be required to supply certain test articles, including TIL, grown and processed under cGMP conditions, suitable for use in clinical trials, where the Company holds the investigational new drug application for such clinical trial. The extended CRADA has a five-year term expiring in August 2021. The Company or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. The Company recorded costs associated with the CRADA of $0.5 million for the three months ended June 30, 2018 and 2017 and $1.0 million for the six months ended June 30, 2018 and 2017 as research and development expenses.

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

H. Lee Moffitt Cancer Center

Research Collaboration and Clinical Grant Agreements with Moffitt

In December 2016, the Company entered into a new three-year Sponsored Research Agreement with H. Lee Moffitt Cancer Center (“Moffitt”). At the same time, the Company entered into a clinical grant agreement with Moffitt to support an ongoing clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with metastatic melanoma. In June 2017, the Company entered into a second clinical grant agreement with Moffitt to support a new clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with non-small cell lung cancer, under which the Company obtained a non-exclusive, royalty-free license to any new Moffitt inventions made in the performance of the agreement. Under both of the clinical grant agreements with Moffit, the Company has non-exclusive rights to clinical data arising from the respective clinical trials. The Company recorded costs associated with Moffitt of $1.0 million and $1.7 million for the three months ended June 30, 2018 and 2017, respectively, and $1.6 million and $2.3 million for the six months ended June 30, 2018 and 2017, respectively, as research and development expenses.

Exclusive License Agreements with Moffitt

The Company entered into a license agreement with Moffitt (the “First Moffitt License”), effective as of June 28, 2014, under which the Company received a world-wide license to Moffitt’s rights to patent-pending technologies related to methods for improving TIL for adoptive cell therapy using toll-like receptor agonists. Unless earlier terminated, the term of the license extends until the earlier of the expiration of the last issued patent related to the licensed technology or 20 years after the effective date of the license agreement.

Pursuant to the First Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million. A patent issuance fee will also be payable under the First Moffitt License, upon the issuance of the first U.S. patent covering the subject technology. In addition, the Company agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales (which percentage is in the low single digits) and sublicensing payments, as applicable, and annual minimum royalties beginning with the first sale of products based on the licensed technologies, which minimum royalties will be credited against the percentage royalty payments otherwise payable in that year. The Company will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the First Moffitt License related to the treatment of any cancers in the United States, Europe and Japan and in other countries designated by the Company in agreement with Moffitt.

The Company entered into a license agreement with Moffitt effective as of May 7, 2018 (the “Second Moffitt License”), under which the Company received a license to Moffitt’s rights to patent-pending technologies related to the use of 4-1BB agonists in conjunction with TIL manufacturing processes and therapies.

Pursuant to the Second Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million for the three months ended June 30, 2018. An annual license maintenance fee will be also payable commencing on the first anniversary of the effective date. In addition, the Company agreed to pay an annual commercial use payment for each indication for which a first sale has occurred, which in the aggregate amounts to up to $0.4 million a year.

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

The Company paid PolyBioCept a total of $2.5 million as an up-front exclusive license payment. The Company will also have to make additional milestone payments to PolyBioCept under the PolyBioCept Agreement if, and when, (i) certain product development milestones are achieved, (ii) certain regulatory approvals have been obtained from the FDA and/or the European Medicines Agency, and (iii) certain product sales targets are achieved. The milestone payments will be payable both in cash (U.S. dollars) and in shares of the Company’s common stock. If all of the foregoing product development, regulatory approval and sales milestone payments are met, the Company will have to pay PolyBioCept an additional $8.7 million and will have to issue to PolyBioCept a total 2,219,376 shares of unregistered common stock. In addition to these potential payments, the Company reimbursed PolyBioCept up to $0.2 million in expenses related to the transfer of know-how and paid PolyBioCept $0.1 million as a clinical trials management fee. The PolyBioCept Agreement has an initial term of 30 years and may be extended for additional five-year periods. During the three and six months ended June 30, 2018 and 2017 the Company recorded zero and $0.2 million associated with the PolyBioCept Agreement, respectively, as research and development expenses.

Karolinska University Hospital and Karolinska Institute Agreements

In connection with the execution of the PolyBioCept Agreement, the Company also (i) entered into a clinical trials agreement with the Karolinska University Hospital to conduct clinical trials in glioblastoma and pancreatic cancer at the Karolinska University Hospital, and (ii) agreed to enter into a sponsored research agreement with the Karolinska Institute for the research of the cytokine cocktail in additional indications. In the year ended December 31, 2016, the Company paid Karolinska University Hospital $1.6 million under the clinical trials agreement to conduct the clinical trials. As of April 9, 2018, the Company terminated the clinical trials agreement with the Karolinska University Hospital. In June 2018, the Company received a refund of $1.6 million from Karolinska, which resulted in a reversal of prior period expense and a credit of $0.4 million in the condensed consolidated statement of operations for the three and six months ended June 30, 2018.

M.D. Anderson Cancer Center

Strategic Alliance Agreement

On April 17, 2017, the Company entered into a Strategic Alliance Agreement (the “SAA”) with M.D. Anderson Cancer Center (“M.D. Anderson”) under which the Company and M.D. Anderson agreed to conduct clinical and preclinical research studies. The Company agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA. In return, the Company will acquire all rights to inventions resulting from the studies and has been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of M.D. Anderson reasonably necessary to exploit, including the commercialization thereof. The Company has also been granted certain rights in clinical data generated by M.D. Anderson outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt by us of all deliverables due from M.D. Anderson thereunder. In May 2017, the Company paid $1.4 million under this agreement. The Company recorded $0.1 million associated with the M.D. Anderson SAA for the three and six months ended June 30, 2018. No costs were recorded for the same periods in 2017.

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

WuXi Apptech, Inc. (“WuXi”)

In November 2016, the Company entered into a three-year manufacturing and services agreement (“MSA”) with WuXi pursuant to which WuXi agreed to provide manufacturing and other services. Under the agreement, the Company entered into two statements of work for two cGMP manufacturing suites to be established and operated by WuXi for the Company, one of the suites is expected to be capable of being used for the commercial manufacture of our products. The statements of work for each facility include a fixed component to reserve a dedicated suite and a variable component, mainly labor and materials used during the manufacturing process. The fee payable under the first statement of work for the use of one of the manufacturing suites during the first year of the agreement, including the fees for the necessary personnel, was $2.5 million. The second statement of work, under which WuXi agreed to establish and operate a second, dedicated facility for a late stage/commercial manufacturing cGMP suite requires the Company to pay approximately $5.85 million during the first year of the agreement. The Company and WuXi have extended the term of the related statements of work until May 2020. The Company recorded costs associated with agreements with WuXi of $3.3 million for the three months ended June 30, 2018 and 2017, respectively, and $6.0 million and $7.5 million for the six months ended June 30, 2018 and 2017, respectively, as research and development expenses.

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

Litigation Involving Dr. Steven Fischkoff. On June 13, 2017, in an action titled Steven Fischkoff v. Lion Biotechnologies, Inc. and Maria Fardis, Dr. Steven Fischkoff, our former Vice President and Chief Medical Officer, filed a lawsuit against the Company and Dr. Fardis in the Supreme Court of the State of New York County of New York. Dr. Fischkoff was dismissed by the Company on March 28, 2017. Dr. Fischkoff was terminated “for cause” as that term is defined in his employment agreement. In his complaint, Dr. Fischkoff alleges breaches of his employment agreement and violation of New York Labor Law for failure to pay monies purportedly owed to him, and seeks to recover amounts including severance pay and retention bonus (totaling $300,000), a prorated incentive bonus, and amounts relating to unvested options to 150,000 shares of our common stock, together with prejudgment interest, costs, expenses and attorneys’ fees. On July 5, 2017, the Company filed a removal petition and removed the lawsuit to the United States District Court for the Southern District of New York, where the case has been assigned case no. 1:17-cv-05041. On July 14, 2017, the Company filed a partial answer and counterclaims against Dr. Fischkoff, denying his allegations, and alleging breach of contract and related claims, breach of fiduciary duty, and state and federal trade secret misappropriation and related claims, and sought a temporary restraining order and preliminary injunction against Dr. Fischkoff. On July 18, 2017, the court issued a temporary restraining order against Dr. Fischkoff requiring him to return Company materials, prohibiting him from disclosing or using Company materials, and granting expedited discovery. On June 25, 2018, pursuant to a stipulation between the parties, the court entered a permanent injunction prohibiting Dr. Fischkoff from disclosing, possessing, or using any of the Company’s proprietary materials or trade secrets. On July 5, 2018, the court entered an order dismissing two of Dr. Fischkoff’s claims against the Company and Dr. Fardis. On July 27, 2018, the Company filed a motion seeking to add four additional counterclaims against Dr. Fischkoff, including counterclaims relating to conversion, theft, and computer fraud and abuse. The court has not yet rendered a decision on this motion.

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

New York Lease

The Company leased office space in New York for a monthly rental of approximately $18,000 a month through July 2017. On June 5, 2017, the Company entered into an agreement whereby the Company will lease office space from August 1, 2017 to July 31, 2018 for approximately $9,000 a month. On April 20, 2018, the Company entered into an agreement to extend the lease term to January 31, 2019 for approximately $7,000 a month. The Company recognizes rental expense on the facilities on a straight-line basis over the lease term. Differences between the straight-line rent expense and rent payments are classified as deferred rent liability on the balance sheet.

As of June 30, 2018, the Company's future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year	Operating Lease Commitments
2018 (remaining six months)	$501
2019	707
2020	495
2021	169
$1,872

Rent expense was $0.2 million for the three months ended June 30, 2018 and 2017, respectively, and was $0.5 million for the six months ended June 30, 2018 and 2017, respectively.

NOTE 10. RELATED PARTY TRANSACTIONS

Sanford J. Hillsberg was one of the Company’s directors until June 6, 2018. Mr. Hillsberg is an attorney at TroyGould PC. TroyGould PC rendered and continues to render legal services to the Company. The Company paid TroyGould PC $0.2 million for the three months ended June 30, 2018 and 2017, respectively, and $0.3 million and $0.4 million for the six months ended June 2018 and 2017, respectively. Mr. Hillsberg did not directly provide any legal services to the Company during the periods noted. As of June 30, 2018, no liability was owed to TroyGould PC related to legal services.

On September 14, 2017, the Company entered into a three-year consulting agreement with Iain Dukes, D. Phil, the Chairman of the Company’s Board of Directors. As compensation for his consulting services, the Company granted Dr. Dukes a stock option to purchase up to 150,000 shares of the Company’s common stock, at an exercise price of $7.30 per share. Under the consulting agreement, Dr. Dukes agreed to provide the Company with services regarding business development opportunities, licensing transactions and technology acquisitions by the Company, and any such strategic initiatives appropriate for the Company that Dr. Dukes may identify. The granted stock options vest in 12 quarterly installments (with 1/12th of the option shares having vested on the date of grant). The vesting of the granted stock options will accelerate, and the entire award will become fully vested upon the closing of a significant licensing transaction, a material product acquisition, a material strategic transaction, or upon a change of control transaction. The Company recognized $0.2 million and $0.6 million of stock based compensation expenses relating to this consulting agreement for the three and six months ended June 30, 2018, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this section, “we,” “our,” “ours” and “us” refer to Iovance Biotherapeutics, Inc.

This management’s discussion and analysis of financial condition as of June 30, 2018 and results of operations for the three and six months ended June 30, 2018 and 2017, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2017 which was filed with the SEC on March 12, 2018.

Forward-Looking Statements

The discussion below includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information in the “Risk Factors” section in our Form 10-K for the year ended December 31, 2017. The identification in this Quarterly Report on Form 10-Q of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to eradicate cancer cells. Our lead product candidate, lifileucel (LN-144) for metastatic melanoma, is an autologous adoptive cell therapy utilizing tumor-infiltrating lymphocytes, or TIL, which are T cells derived from patients’ tumors. TIL therapy is a platform technology that has already been studied for the treatment of metastatic melanoma and metastatic cervical cancer by the National Cancer Institute, or NCI. We are investigating the effectiveness and safety of TIL therapy for the treatment of metastatic melanoma, squamous cell carcinoma of the head and neck, cervical carcinoma, and metastatic non-small cell lung cancer, as well as other oncology indications.

We have an on-going Phase 2 clinical trial, C-144-01, of our lead product candidate, lifileucel, TIL for the treatment of metastatic melanoma. This multicenter study is enrolling patients with melanoma whose disease has progressed following treatment with at least one systemic therapy, including anti-PD-1 and if BRAF mutated, a BRAF inhibitor. In June 2018, we announced that the trial dosed the first patient with lifileucel in Europe at a clinical site in the United Kingdom. The purpose of the study is to evaluate the efficacy and safety of our autologous lifileucel. We have decided to use our Gen 2 manufacturing process for all ongoing Phase 2 trials and in all future TIL clinical development in trials sponsored by us, and as a result, cohort 1 of the C-144-01 melanoma study is closed to enrollment, and new patients are being enrolled in cohort 2. The planned enrollment in C-144-01 has been increased to 85.

In addition to our ongoing trial in metastatic melanoma, we have initiated clinical trials of LN-145, TIL therapy in cervical, head and neck cancers. C-145-03 is a Phase 2, multicenter study that will enroll up to 47 patients and will assess the safety and efficacy of LN-145 for the treatment of patients with recurrent and/or metastatic squamous cell carcinoma of the head and neck. In January 2018, we reported preliminary data from C-145-03 which showed that eights patients that were currently evaluable and three patients treated with LN-145 had confirmed partial responses. The trial will therefore continue to enroll patients to the full sample size of 47 per protocol. The study is open for enrollment of patients in the United States. C-145-04 is a Phase 2, multicenter study that will enroll up to 47 patients if the pre-defined criteria for Simon’s two stage design is triggered, and will assess the safety and efficacy of LN-145 for the treatment of patients with recurrent, metastatic or persistent cervical carcinoma. In January 2018, we reported preliminary data from C-145-04 which showed that of the two patients that are currently evaluable, one treated with LN-145 had a confirmed PR and one patient had stable disease. We have amended the protocol so that newly-enrolled patients in both trials can be treated using TIL produced from our Gen 2 manufacturing process. The protocol was further amended to limit prior systemic therapies to no more than three and to exclude patients that have previously been treated with immunotherapy.

As part of our collaboration program with the MD Anderson Cancer Center (MDACC), we and MDACC initiated one new Phase 2 study. The first trial, 2017-0672 (NCT03449108), is studying LN-145 manufactured by us using our Gen 2 manufacturing process to treat patients with soft tissue sarcoma, osteosarcoma and platinum resistant ovarian cancer. A second study under the collaboration with MDACC is in the startup phase. We anticipate initiating the second study before the end of 2018 using TIL manufactured by MDACC in multiple indications.

We initiated our clinical development of TIL therapies for non-small cell lung cancer, or NSCLC, with two studies. One of the studies is an investigator-sponsored Phase 2 study currently underway in collaboration with the H. Lee Moffitt Cancer Center and Research Institute, or Moffitt, Stand Up To Cancer, and others. Patient enrollment began in the fourth quarter of 2017 in this study. Patients who are treatment naïve to prior anti-PD-1/ PD-L1 therapy with stage IV or recurrent NSCLC are being enrolled in this study, which combines TIL and nivolumab. The second study is sponsored by us and is a Phase 2 study in NSCLC patients who are PD-1 and PD-L1 treatment naïve. This study was initiated in the first half of 2018, in collaboration with MedImmune, the global biologics research and development arm of AstraZeneca. The study with MedImmune will allow for enrollment with LN-145 alone or in combination with durvalumab.

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

Research and Development (in thousands)

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2018	2017	$	%	2018	2017	$	%

Research and development	$24,551	$18,647	5,904	32%	$44,463	$34,240	10,223	30%
Stock-based compensation expense included in research and development expense	2,381	1,742	639	37%	4,381	2,992	1,389	46%

Research and development expense for the second quarter ended June 30, 2018 increased by $5.9 million, or 32%, compared to the same period in 2017. The increase was primarily attributable to a $4.5 million increase in clinical trial costs due to higher patient enrollment and an increase in the number of clinical sites in the clinical trial of lifileucel for the treatment of metastatic melanoma, and the initiation of clinical trials of LN-145 for the treatment of cervical cancer and head and neck cancers in 2017. Further, payroll and related expenses, including stock-based compensation expenses increased by $2.8 million due to a higher number of full time employees and dedicated consultants as we expanded our research efforts and clinical development programs. These increases were partially offset by a $1.0 million decrease in manufacturing costs due to higher costs in 2017 related to technical transfer activities and a $0.4 million decrease in research alliance costs due to the termination of a clinical agreement and a refund of prior payments.

Research and development expense for the six months ended June 30, 2018 increased by $10.2 million, or 30%, compared to the same period in 2017. The increase was primarily attributable to a $5.7 million increase in payroll and related expenses, including stock-based compensation expenses, primarily due to a higher number of full time employees and payments relating to contracts for additional outside services to perform research and development activities on our behalf, and a $7.0 million increase in costs related to our clinical trials as we expanded our research efforts and the number of clinical development programs. These increases were partially offset by a $2.0 million decrease in manufacturing costs due to higher costs in 2017 related to technical transfer activities and a $0.5 million decrease in research alliance costs due to the termination of a clinical agreement and a refund of prior payments.

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

General and Administrative (in thousands)

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2018	2017	$	%	2018	2017	$	%

General and administrative	$6,827	$4,934	1,893	38%	$13,792	$10,224	3,568	35%
Stock-based compensation expense included in general and administrative	2,841	1,551	1,290	83%	4,945	3,597	1,348	37%

General and administrative expense for the second quarter ended June 30, 2018 increased by $1.9 million, or 38%, compared to the same period in 2017. The increase was primarily attributable to a $1.6 million increase in payroll and related expenses, including stock-based compensation expenses, due to an increase in the number of full time employees and higher stock prices during the quarter, and a $0.3 million increase in professional service and legal expenses.

General and administrative expense for the six months ended June 30, 2018 increased by $3.6 million, or 35%, compared to the same period in 2017. The increase was primarily attributable to a $2.7 million increase in payroll and related expenses, including stock-based compensation expenses, due to a higher number of full time employees and higher stock prices during 2018, $0.5 million increase in professional service and legal expenses.

General and administrative expenses include personnel costs for our employees engaged in general and administrative activities, legal fees, audit and tax fees, consultants and professional services including insurance premiums, and general corporate expenses. We expect that general and administrative expenses will increase in the future as we support our expansion of research and development activities. These increases will likely include, but not be limited to, investor and public relations expenses and legal and accounting related fees.

Other Income (in thousands)

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2018	2017	$	%	2018	2017	$	%

Net interest income	$718	$204	514	250%	$1,080	$403	677	168%

Interest income results from our interest-bearing cash and short-term investment accounts. Net interest income increased by $0.5 million and $0.7 million for the three and six months ended June 30, 2018 compared to the same periods in 2017, respectively, due primarily to higher cash balances from the net proceeds of our common stock public offering in January 2018 and higher interest rates earned on invested cash in 2018.

Net Loss

We had a net loss of $30.7 million and $57.2 million for the second quarter and six months ended June 30, 2018, respectively. The increases in our net losses in 2018 are due to the continued expansion of our research and development activities, increased clinical trials and manufacturing activities, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we further invest in our research and development activities, including our clinical development.

Liquidity and Capital Resources

Corporate Capitalization. As of June 30, 2018, we had outstanding 92,741,672 shares of our $0.000041666 par value common stock, 194 shares of our $0.001 par value Series A Convertible Preferred Stock, and 6,127,692 shares of our $0.001 par value Series B Convertible Preferred Stock. The outstanding shares of Series A Convertible Preferred Stock are currently convertible into 97,000 shares of our common stock, and the outstanding shares of Series B Convertible Preferred Stock are currently convertible into 6,127,692 shares of our common stock. The shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock do not have voting rights or accrue dividends.

Our major sources of funding have been proceeds from various public and private offerings of our equity securities (both common stock and preferred stock), from option and warrant exercises, and from interest income.

On December 28, 2017, we filed a shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $250 million, which we refer to as the 2017 Shelf Registration Statement. The 2017 Registration Statement was declared effective on January 19, 2018. We completed a public offering of common stock in January 2018 utilizing the 2017 Shelf Registration Statement (see below). In the future, we may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. If any of the securities covered by the 2017 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of such offering at that time.

In September 2017, we sold 8,846,154 shares of our common stock in an underwritten public offering at a public offering price of $6.50 per share pursuant to an earlier shelf registration statement. We received gross proceeds of approximately $57.5 million and net proceeds of approximately $53.8 million, after deducting underwriting discounts and offering expenses.

In January 2018, we sold 15,000,000 shares of our common stock at a public offering price of $11.50 per share pursuant to the 2017 Shelf Registration Statement. We received gross proceeds of approximately $172.5 million and net proceeds of approximately $162.0 million, after deducting underwriting discounts and offering expenses.

We are currently engaged in the development of therapeutics to fight cancer. We do not have any commercial products and have not yet generated any revenues from our biopharmaceutical business. We currently do not anticipate that we will generate any revenues during 2018 from the sale or licensing of any products. We have incurred a net loss of $57.2 million for the six months ended June 30, 2018 and used $41.8 million of cash in our operating activities during the six months ended June 30, 2018. As of June 30, 2018, we had $276.1 million of cash, cash equivalents and short-term investments and stockholders’ equity of $270.6 million and had working capital of $265.6 million.

We expect to further increase our research and development activities, which will increase the amount of cash we will use during the remainder of 2018 and beyond. Specifically, we expect increased spending on clinical trials, manufacturing capacity, research and development activities, and higher payroll expenses as we increase our professional and scientific staff. However, based on the funds we have available; we believe that we have sufficient capital to fund our anticipated operating expenses for the next seven quarters from the date of filing this quarterly report.

Off-Balance Sheet Arrangements

At June 30, 2018, we had no obligations that would require disclosure as off-balance sheet arrangements.

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

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in interest bearing cash accounts and a mutual fund consisting of short-term debt securities issued by the U.S. government. The primary objective of our investment activities is to preserve principal. At June 30, 2018, we had $30.1 million invested in short-term marketable securities with a maturity date of less than one year. We adhere to an investment policy that requires us to limit amounts invested in securities based on credit rating, maturity, industry group and investment type and issuer, except for securities issued by the U.S. government. As such we believe that we are not exposed to any material market risk. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the six months ended June 30, 2018, it would not have had a material effect on our results of operations or cash flows for that period.

Item 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 15, 2017, a purported stockholder derivative complaint was filed by plaintiff Kevin Fong on behalf of the Company, against the Company, as nominal defendant, and certain of our current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware (case no. 1:17-cv-1806). The complaint alleges breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder arising from the SEC’s investigation in the In the Matter of Certain Stock Promotions investigation and our April 10, 2017 settlement thereof, and seeks unspecified damages on behalf of our company and injunctive relief.

On March 28, 2018, a purported stockholder derivative complaint was filed by plaintiff Nazeer Khaleeluddin on behalf of the Company, against the Company, as nominal defendant, and certain of our current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware (case no. 1:18-cv-00469). The complaint alleges, among other things, violations of securities law, breach of fiduciary duty, aiding and abetting, waste of corporate assets, and unjust enrichment. The complaint is based on claims arising from the SEC’s investigation in the In the Matter of Certain Stock Promotions investigation and the Company’s April 10, 2017 settlement thereof, and seeks unspecified damages on behalf of our company and injunctive relief. On May 1, 2018, the court consolidated this case with the aforementioned purported stockholder derivative case filed by plaintiff Kevin Fong.

We intend to vigorously defend against the foregoing complaints. Based on the very early stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.

Solomon Capital, LLC. On April 8, 2016, a lawsuit titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Lion Biotechnologies, Inc. was filed by Solomon Capital, LLC, Solomon Capital 401(k) Trust, Solomon Sharbat and Shelhav Raff against the Company in the Supreme Court of the State of New York, County of New York (index no. 651881/2016). The plaintiffs allege that, between June and November 2012 they provided us with $0.1 million of funds and that they advanced and paid on our behalf an additional $0.2 million. The complaint further alleges that we agreed to (i) provide them with promissory notes totaling $0.2 million, plus interest, (ii) issue a total of 111,425 shares to the plaintiffs (before the 1-for-100 reverse split of our common stock effected in March 2013), and (iii) allow the plaintiffs to convert the foregoing funds into our securities in the next transaction. The plaintiffs allege that they should have been able to convert their advances and payments into shares of our common stock in the restructuring that was effected in May 2013. Based on the foregoing, the plaintiffs allege causes for breach of contract and unjust enrichment and demand judgment against us in an unspecified amount exceeding $1.5 million, plus interest and attorneys’ fees.

On June 3, 2016, we filed an answer and counterclaims in the lawsuit. In our counterclaims, we allege that the plaintiffs misrepresented their qualifications to assist us in fundraising and that they failed to disclose that they were under investigation for securities laws violations. We are seeking damages in an amount exceeding $0.5 million and an order rescinding any and all agreements that the plaintiffs contend entitled them to obtain our stock.

On April 19, 2017, the court granted plaintiffs’ counsel’s motion to withdraw from the case. On May 25, 2017, plaintiffs filed a notice that they had hired new counsel. On June 7, 2017, the judge presiding over the case recused herself because of a conflict of interest arising from her relationship with plaintiffs’ new attorneys, and the case was subsequently assigned to a new judge. On April 20, 2018, the court held a hearing regarding plaintiff’s motion to dismiss certain of our counterclaims.

We intend to vigorously defend the complaint and pursue our counterclaims.

Litigation Involving Dr. Steven Fischkoff. On June 13, 2017, in an action titled Steven Fischkoff v. Lion Biotechnologies, Inc. and Maria Fardis, Dr. Steven Fischkoff, our former Vice President and Chief Medical Officer, filed a lawsuit against us and Dr. Fardis in the Supreme Court of the State of New York County of New York. Dr. Fischkoff was dismissed by the Company on March 28, 2017. Dr. Fischkoff was terminated “for cause” as that term is defined in his employment agreement. In his complaint, Dr. Fischkoff alleges breaches of his employment agreement and violation of New York Labor Law for failure to pay monies purportedly owed to him, and seeks to recover amounts including severance pay and retention bonus (totaling $300,000), a prorated incentive bonus, and amounts relating to unvested options to 150,000 shares of our common stock, together with prejudgment interest, costs, expenses and attorneys’ fees. On July 5, 2017, we filed a removal petition and removed the lawsuit to the United States District Court for the Southern District of New York, where the case has been assigned case no. 1:17-cv-05041. On July 14, 2017, we filed a partial answer and counterclaims against Dr. Fischkoff, denying his allegations, and alleging breach of contract and related claims, breach of fiduciary duty, and state and federal trade secret misappropriation and related claims, and sought a temporary restraining order and preliminary injunction against Dr. Fischkoff. On July 18, 2017, the court issued a temporary restraining order against Dr. Fischkoff requiring him to return our materials, prohibiting him from disclosing or using our materials, and granting expedited discovery. On June 25, 2018, pursuant to a stipulation between the parties, the court entered a permanent injunction prohibiting Dr. Fischkoff from disclosing, possessing, or using any of our proprietary materials or trade secrets. On July 5, 2018, the court entered an order dismissing two of Dr. Fischkoff’s claims against us and Dr. Fardis. On July 27, 2018, we filed a motion seeking to add four additional counterclaims against Dr. Fischkoff, including counterclaims relating to conversion, theft, and computer fraud and abuse. The court has not yet rendered a decision on this motion.

We intend to vigorously defend against Dr. Fischkoff’s lawsuit and pursue our counterclaims. Based on the early stage of the litigation, it is not possible to estimate the amount or range of (i) a possible loss that might result from an adverse judgment or settlement of this action, or (ii) the potential recovery that might result from a favorable judgment or a settlement of this action.

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

Risks Related to Our Business

We have a history of operating losses; we expect to continue to incur losses and we may never be profitable. *

We are a clinical-stage biotechnology company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient's own immune system to eradicate cancer cells. We do not have products approved for commercial sale and have not generated revenue from operations. As of June 30, 2018, we had an accumulated deficit of $306.4 million. In addition, during the six months ended June 30, 2018, we incurred a net loss of $57.2 million. Since our inception we have not generated any revenues from operations. We do not expect to generate any meaningful product sales or royalty revenues for the foreseeable future. We expect to incur significant additional operating losses in the future as we expand our development and clinical trial activities in support of demonstrating the effectiveness of our products.

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

We currently have no products approved for commercial distribution. We have invested a significant portion of our efforts and financial resources in the development of our current product candidates, lifileucel and LN-145, and expect that we will continue to invest heavily in our current product candidates, as well as in any future product candidates we may develop. Our business depends entirely on the successful development and commercialization of our product candidates, which may never occur. Our ability to generate revenues in the future is substantially dependent on our ability to develop, obtain regulatory approval for, and then successfully commercialize our product candidates. We currently generate no revenue from the sale of any products, and we may never be able to develop or commercialize a marketable product.

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

We have not previously submitted a Biologics License Application, or BLA, to the FDA, or similar marketing application to comparable foreign authorities, for any product candidate, and we cannot be certain that our current or any future product candidates will be successful in clinical trials or receive regulatory approval.

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

If approved for marketing by applicable regulatory authorities, our ability to generate revenues from our product candidates will depend on our ability to:

•	create market demand for our product candidates through our own marketing and sales activities, and any other arrangements to promote these product candidates that we may otherwise establish;
•	receive regulatory approval for claims that are necessary or desirable for successful marketing;
•	hire, train, and deploy a sales force or contract with a third party for a sales force to commercialize product candidates in the United States;
•	manufacture product candidates in sufficient quantities and at acceptable quality and manufacturing cost to meet commercial demand at launch and thereafter;
•	establish and maintain agreements with wholesalers, distributors, and group purchasing organizations on commercially reasonable terms;
•	create partnerships with, or offer licenses to, third parties to promote and sell product candidates in foreign markets where we receive marketing approval;
•	maintain patent and trade secret protection and regulatory exclusivity for our product candidates;
•	launch commercial sales of our product candidates, whether alone or in collaboration with others;
•	achieve market acceptance of our product candidates by patients, the medical community, and third-party payors;
•	achieve appropriate reimbursement for our product candidates;
•	effectively compete with other therapies or competitors; and
•	maintain a continued acceptable safety profile of our product candidates following launch.

We have limited experience as a company conducting clinical trials and face risks due to the need to rely on third parties.*

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

We rely on third party CROs and clinical trial sites to conduct, supervise, and monitor our clinical trials for our product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct our clinical trials. While we have agreements governing their activities, we have limited influence over their actual performance and control only certain aspects of their activities. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines could substantially harm our business because we may be delayed in completing or unable to complete the clinical trials required to support future approval of our product candidates, or we may not obtain marketing approval for or commercialize our product candidates in a timely manner or at all. Moreover, these agreements might terminate for a variety of reasons, including a failure to perform by the third parties. For example, as of April 9, 2018, we terminated our clinical trials agreement with the Karolinska University Hospital. If we need to enter into alternative arrangements, that could delay our product development activities and adversely affect our business.

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

It may take longer and cost more to complete our clinical trials than we project, or we may not be able to complete them at all. *

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

We have opened enrollment of our company-sponsored, Phase 2 clinical trials to establish the feasibility of our product, and to assess its overall safety in patients with metastatic melanoma, cervical, head and neck, and lung cancers. However, we may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. For example, we have seven active clinical sites for the company-sponsored NSCLC study, yet we have not yet been able to infuse any patients. As a further example, KEYTRUDA has recently been approved in cervical cancer patients that are PD-1 positive. We have recently amended the protocol for our cervical cancer study to exclude patients with prior immunotherapy treatment and to limit the number of prior treatments to no more than three. It is difficult to assess the impact, if any, on the recent approval of KEYTRUDA and the amendment of the protocol on the potential enrollment in the cervical cancer study. Our ability to enroll or treat patients in our other studies, or the duration or costs of those studies, could be affected by similar factors. Furthermore, the timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Accordingly, we cannot guarantee that the trial will progress as planned or as scheduled. Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our ongoing clinical trial and planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

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

Clinical trials are expensive, time-consuming and difficult to design and implement, and our clinical trial costs may be higher than for more conventional therapeutic technologies or drug products. *

Clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Because our product candidates are based on new cell therapy technologies and manufactured on a patient-by-patient basis, we expect that they will require extensive research and development and have substantial manufacturing costs. In addition, costs to treat patients with relapsed/refractory cancer and to treat potential side effects that may result from our product candidates can be significant. Some clinical trial sites may not bill, or obtain coverage from, Medicare, Medicaid, or other third-party payors for some or all of these costs for patients enrolled in our clinical trials, and we may be required by those trial sites to pay such costs. Accordingly, our clinical trial costs are likely to be significantly higher per patient than those of more conventional therapeutic technologies or drug products. In addition, our proposed personalized product candidates involve several complex and costly manufacturing and processing steps, the costs of which will be borne by us. We are also responsible for the manufacturing costs of products for patients that may have a tumor resection but ultimately do not receive an infusion. Depending on the number of patients we ultimately screen, resect and enroll in our trials, and the number of trials we may need to conduct, our overall clinical trial costs may be higher than for more conventional treatments.

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

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected. *

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may experience difficulties or delays in patient enrollment in our clinical trials for a variety of reasons, including:

•	the size and nature of the patient population;
•	the severity of the disease under investigation;
•	the patient eligibility criteria defined in the protocol;
•	the size of the study population required for analysis of the trial’s primary endpoints;
•	the proximity of patients to trial sites;
•	the design of the trial;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	the efforts to facilitate timely enrollment in clinical trials and the effectiveness of recruiting publicity;
•	the patient referral practices of physicians;
•	competing clinical trials for similar therapies or other new therapeutics not involving cell-based immunotherapy;
•	clinicians’ and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating;
•	clinical investigators enrolling patients who do not meet the enrollment criteria, requiring the inclusion of additional patients in the clinical trial;
•	approval of new indications for existing therapies or approval of new therapies in general;
•	our ability to obtain and maintain patient consents; and

•	the risk that patients enrolled in clinical trials will not complete a clinical trial, return for post-treatment follow-ups, or follow the required study procedures. For instance, patients, including patients in control groups, may withdraw from the clinical trial if they are not experiencing improvement in their underlying disease or condition. Withdrawal of patients from our clinical trials may compromise the quality of our data.

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

Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences. *

Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us, IRBs, Drug Safety Monitoring Boards or DSMBs, or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Even if we were to receive product approval, such approval could be contingent on inclusion of unfavorable information in our product labeling, such as limitations on the indicated uses for which the products may be marketed or distributed, a label with significant safety warnings, including boxed warnings, contraindications, and precautions, a label without statements necessary or desirable for successful commercialization, or requirements for costly post marketing testing and surveillance, or other requirements, including REMS, to monitor the safety or efficacy of the products, and in turn prevent us from commercializing and generating revenues from the sale of our current or future product candidates.

If unacceptable toxicities or side effects arise in the development of our product candidates, we, an IRB, DSMB or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials, order our clinical trials to be placed on clinical hold, or deny approval of our product candidates for any or all targeted indications. The FDA or comparable foreign regulatory authorities may also require additional data, clinical, or pre-clinical studies should unacceptable toxicities arise. We may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk/benefit perspective. Toxicities associated with our trials and products may also negatively impact our ability to conduct clinical trials using TIL therapy in larger patient populations, such as in patients that have not yet been treated with other therapies or have not yet progressed on other therapies.

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

The manufacture of our product candidates is complex, and we may encounter difficulties in production, particularly with respect to process development or scaling-out of our manufacturing capabilities. If we, or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.*

Our product candidates are biologics and the process of manufacturing our products is complex, highly-regulated and subject to multiple risks. The manufacture of our product candidates involves complex processes, including harvesting tumor fragments from patients, multiplying the T cells to obtain the desired dose, and ultimately infusing the T cells back into a patient. As a result of the complexities, the cost to manufacture biologics is generally higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and is more difficult to reproduce. Our manufacturing process will be susceptible to product loss or failure due to logistical issues associated with the collection of tumor fragments, or starting material, from the patient, shipping such material to the manufacturing site, shipping the final product back to the patient, and infusing the patient with the product, manufacturing issues associated with the differences in patient starting material, interruptions in the manufacturing process, contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in cell growth, and variability in product characteristics. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If for any reason we lose a patient’s starting material, or later-developed product at any point in the process, or if any product does not meet the applicable specifications, the manufacturing process for that patient will need to be restarted, including resection of the proper amount of tumor fragment and the resulting delay may adversely affect that patient’s outcome. If microbial, viral, environmental or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

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

Our current manufacturing strategy involves the use of CMOs. Currently our product candidates are manufactured by WuXi, Lonza Netherlands (formerly PharmaCell), and Moffitt. Should we continue to use CMOs, we may not succeed in maintaining our relationships with our current CMOs or establishing relationships with additional or alternative CMOs. Our product candidates may compete with other products and product candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing for us and willing to do so. If our CMOs should cease manufacturing for us, we would experience delays in obtaining sufficient quantities of our product candidates for clinical trials and, if approved, commercial supply. Further, our CMOs may breach, terminate, or not renew these agreements. If we were to need to find alternative manufacturing facilities it would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. The commercial terms of any new arrangement could be less favorable than our existing arrangements and the expenses relating to the transfer of necessary technology and processes could be significant.

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

The deviations in our proposed new products from existing products may require us to perform additional testing, which will increase the cost, and extend the time for obtaining approval. *

Our TIL based therapy is based on the adoptive cell therapy technology that we licensed from the NIH and that is presently in use as a physician-sponsored investigational therapy for the treatment of Stage IV metastatic melanoma in the United States at the NCI, M.D. Anderson Cancer Center, and Moffit. These current methods of treatment are very labor intensive and expensive, which has limited its widespread application. We have developed new processes that we anticipate will enable more efficient manufacturing of TIL. We may have difficulty demonstrating that the products produced from our new processes are comparable to the existing products. The FDA may require additional clinical testing before permitting a larger clinical trial with the new processes, and the product may not be as efficacious in the new clinical trials. Cellular products are not considered as well characterized products because there are hundreds of markers present on these cells, and even small changes in manufacturing processes could alter the cell types. It is unclear at this time which of those markers are critical for success of these cells to combat cancer, so our ability to predict the outcomes with newer manufacturing processes is limited. The changes that we have made to the historical manufacturing process may require additional testing, which may increase costs and timelines associated with these developments.

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

Our historical research and development efforts have been to a large extent dependent upon the CRADA. *

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

We collaborate with governmental, academic and corporate partners to improve and develop TIL therapies for new indications for use in combination with other therapies and to evaluate new TIL manufacturing methods, the results of which, because the manufacturing processes are not within our control, may be incorrect or unreliable. *

In addition to our own research and process development efforts, we seek to collaborate with government, academic research institutions and corporate partners to improve TIL manufacturing and to develop TIL therapies for new indications. In 2017, we announced collaborations with Moffitt, M.D. Anderson and Ohio State University to evaluate several new solid tumor and hematologic indications for TIL therapy in clinical and preclinical studies as well as, in some cases, new TIL manufacturing approaches. In 2016, we entered into a license agreement with PolyBioCept to evaluate a new cytokine cocktail for TIL manufacturing. The results of these collaborations may be used to support our filing with the FDA of INDs to conduct more advanced clinical trials of our product candidates, or to otherwise analyze or make predictions or decisions with respect to our current or future product candidates. However, because the majority of our collaborations are conducted at outside laboratories and we do not have complete control over how the studies are conducted or the manufacturing methods used to manufacture TIL product, the results of such studies, which we may use as the basis for our conclusions, projections or decisions with respect to our current or future product candidates, may be incorrect or unreliable, Additionally, we may use third party data to analyze, reach conclusions or make predictions or decisions with respect to our product candidates that may be incomplete, inaccurate or otherwise unreliable.

We will need additional financing to fund our operations and complete the development and commercialization of our various product candidates, and if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our product candidates. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates. *

Our operations have consumed substantial amounts of cash since inception. From our inception to June 30, 2018, we have an accumulated deficit of $306.4 million. In addition, our research and development and our operating costs have also been substantial and are expected to increase. We expect to continue to spend substantial amounts to continue the clinical development of our product candidates. As of June 30, 2018, we had $246.0 million in cash and cash equivalents and $30.1 million in short-term investments. In January 2018, we closed an underwritten public offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by us, were $162.0 million. Accordingly, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next seven quarters from the date this Quarterly Report on Form 10-Q is issued. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may require additional capital for the further development and commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Moreover, our fixed expenses such as rent, minimum payments to our contract manufacturers, and other contractual commitments, including those for our research collaborations, are substantial and are expected to increase in the future.

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

Subject to various spending levels approved by the Board of Directors, our management will have broad discretion in the use of the net proceeds from our capital raises, including our January 2018 and September 2017 public offerings, and may not use them effectively. *

Our management will have discretion in the application of the net proceeds from our capital raises, including our January 2018 and September 2017 public offerings, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from those capital raises are being used appropriately. You may not agree with our decisions, and our use of the proceeds from our capital raises may not yield any return to stockholders. Because of the number and variability of factors that will determine our use of the net proceeds from our capital raises, including our January 2018 and September 2017 public offerings, their ultimate use may vary substantially from their currently intended use. Our failure to apply the net proceeds of our capital raises, including our January 2018 and September 2017 public offerings, effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. Stockholders will not have the opportunity to influence our decisions on how to use our net proceeds from capital raises, including our January 2018 and September 2017 public offerings. Pending their use, we may invest the net proceeds from our capital raises, including our January 2018 and September 2017 public offerings, in interest and non-interest bearing cash accounts, short-term, investment-grade, interest-bearing instruments and U.S. government securities. These temporary investments are not likely to yield a significant return.

The use of our net operating loss carryforwards and research tax credits may be limited. *

Our net operating loss carryforwards and any future research and development tax credits may expire and not be used. As of June 30, 2018, we had U.S. federal net operating loss carryforwards of approximately $191.2 million. Our net operating loss carryforwards arising in taxable years ending on or prior to December 31, 2017 will begin expiring in 2027 if we have not used them prior to that time. Net operating loss carryforwards arising in taxable years ending after December 31, 2017 are no longer subject to expiration under the Internal Revenue Code of 1986, as amended, or the Code. Additionally, our ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Sections 382 and 383 of the Code, respectively, if we have a cumulative change in ownership of more than 50% within a three-year period.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was signed into law, making significant changes to the Internal Revenue Code. Changes under the Tax Act include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of orphan drugs). The overall impact of the new federal tax law is uncertain, and our business and financial condition could be adversely affected. For example, because of the tax rate decrease, our deferred tax assets and our corresponding valuation allowance against these deferred tax assets have been reduced and may continue to be adversely impacted. In addition, it is uncertain if and to what extent various states will conform to Tax Act and what effect that legal challenges will have on the Tax Act, including litigation in the U.S. and international challenges brought at organizations such as the World Trade Organization. The impact of the Tax Act on holders of our common stock is also uncertain and could be adverse. Investors should consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers who are in a position to receive second or third line therapy, and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research by third parties, and may prove to be incorrect. Further, new studies or approvals of new therapeutics may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates and may also be limited by the cost of our treatments and the reimbursement of those treatment costs by third-party payors. For instance, we expect lifileucel to initially target a small patient population that suffers from metastatic melanoma. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

We are required to pay substantial royalties and lump sum benchmark payments under our license agreements with the NIH, Moffitt, and PolyBioCept, and we must meet certain milestones to maintain our license rights. *

Under our license agreements with the NIH for our adoptive cell therapy technologies, we are currently required to pay both substantial benchmark payments and royalties to that institution based on our revenues from sales of our products utilizing the licensed technologies. Likewise, under our license agreement with PolyBioCept, we are required to make lump sum payments if, and when certain product sales targets are achieved. These payments could adversely affect the overall profitability for us of any products that we may seek to commercialize under the NIH or PolyBioCept licenses. In order to maintain our license rights under the NIH, Moffitt, and PolyBioCept license agreements, we will need to meet certain specified milestones, subject to certain cure provisions, in the development of our product candidates. There is no assurance that we will be successful in meeting these milestones on a timely basis, or at all.

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

No assurance can be given that the Gen 2 manufacturing process we have selected will be, FDA-compliant, more efficient, and lower the cost to manufacture TIL products. *

Pursuant to the CRADA, and in cooperation with our contract manufacturers and potentially other manufacturers, we have developed and are developing improved methods for the generating and selecting autologous TILs, and methods for large-scale production of autologous TILs that are in accord with current cGMP procedures. We have developed a new and more efficient TIL manufacturing process that we believe can be more efficient and cost effective, and in a more automated manner than previous processes. The production and control of the physical and/or chemical attributes of our products in a cGMP facility is subject to many uncertainties and difficulties. We have never manufactured our adoptive cell therapy product candidate on a commercial scale, nor have our partners. As a result, we cannot give any assurance that the Gen 2 process or any future process that we select will be a manufacturing process that can produce our products in compliance with the applicable regulatory requirements, at a cost or in quantities necessary to make them commercially viable. Moreover, our third-party manufacturers will have to continually adhere to current cGMP regulations enforced by the FDA through its facilities inspection program. If the facilities of these manufacturers cannot pass a pre-approval plant inspection, the FDA pre-market approval of our products will not be granted. In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our products meet applicable specifications and other requirements. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory action. No assurance can be given that we will be able to develop such a manufacturing process, or that our partners will thereafter be able to establish and operate such a production facility.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates. *

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. Large judgements have also been awarded in class action lawsuits based on therapeutics that had unanticipated side effects. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

We face significant competition from other biotechnology and pharmaceutical companies and from non-profit institutions. *

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

Potential competitors in the market for treating metastatic melanoma are companies such as Bristol-Myers Squibb, Roche/Genentech, Merck, Amgen, Pfizer, and Novartis, which already have products on the market or in development. Other companies, such as Celgene, Kite Pharma, Gilead Sciences and Adaptimmune Therapeutics, which are focused on genetically engineered T-cell technologies to treat cancer, may also be competitors. Emerging companies such as Immetacyte and WindMIL Therapeutics may also be developing product candidates similar to our candidates. Many of these companies and our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources, and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the United States and internationally. Our competitors may obtain regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in competitors establishing a strong market position before we are able to enter the market.

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

Our lead product candidate, lifileucel, is a therapy for the treatment of metastatic melanoma. Currently, there are numerous companies that are developing various alternate treatments for melanoma. Accordingly, lifileucel faces significant competition in the melanoma treatment space from multiple companies. Even if we obtain regulatory approval of lifileucel, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our melanoma therapy. We may not be able to implement our business plan if the acceptance of our products is inhibited by price competition or the reluctance of physicians to switch from other methods of treatment to our product, or if physicians switch to other new therapies, drugs or biologic products or choose to reserve our product for use in limited circumstances.

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

We are dependent on third parties to support our research, development and manufacturing activities and, therefore, are subject to the efforts of these parties and our ability to successfully collaborate with these third parties. *

As a result of our current strategy to outsource most of our manufacturing, we rely very heavily on third parties to perform for us the manufacturing of our products for our clinical trials. We also license a portion of our technology from others. We intend to rely upon our contract manufacturers to produce large quantities of materials needed for clinical trials and potentially product commercialization. Third party manufacturers may not be able to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical testing may be delayed, thereby delaying the submission of products for regulatory approval or the market introduction and subsequent sales of our products. Any such delay may lower our revenues and potential profitability.

In addition, in order to supplement our own efforts to improve TIL manufacturing and develop TIL therapies in new indications in clinical trials, we currently work and collaborate with government and academic research institutions, medical institutions and corporate partners such as the NCI, Moffitt, MedImmune, RXi Pharmaceuticals, and Cellectis. We also intend to continue to enter into additional third-party collaborative agreements in the future. However, we may not be able to successfully negotiate any additional collaborative arrangements. If established, these relationships may not be scientifically or commercially successful. The success of these and future collaborations and joint development arrangements may be subject to numerous risks and uncertainties, including the inability or unwillingness of our partners to perform in the manner, or to the extent anticipated, and may also be subject to disagreements regarding the rights, interests, and performance of the counterparties under our licenses and development agreements. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercialization of the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority under the collaboration agreement.

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

Development of a product candidate intended for use in combination with an already approved product may present more or different challenges than development of a product candidate for use as a single agent. *

We are currently developing lifileucel and LN-145 for use along with IL-2. We and our collaborators are also studying TIL therapy along with other products, such as durvalumab and nivolumab. The development of product candidates for use in combination with another product may present challenges. For example, the FDA may require us to use more complex clinical trial designs, in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of these studies could show that any positive study results are attributable to the already approved product. Moreover, following product approval, the FDA may require that products used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to already approved products, this may require us to work with another company to satisfy such a requirement. Moreover, developments related to the already approved products may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the approved product’s safety or efficacy profile, changes to the availability of the approved product, and changes to the standard of care.

A Fast Track product designation or other designation to facilitate product candidate development may not lead to faster development or a faster regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We were granted Fast Track designation by the FDA for lifileucel in advanced melanoma. We may seek Fast Track designation for other of our current or future product candidates. Receipt of a designation to facilitate product candidate development is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for a designation, the FDA may disagree. In any event, the receipt of such a designation for a product candidate may not result in a faster development process, review, or approval compared to product candidates considered for approval under conventional the FDA procedures and does not assure ultimate marketing approval by the FDA. In addition, the FDA may later decide that the products no longer meet the designation conditions.

While lifileucel has received orphan drug designation for melanoma stages IIB-IV and LN-145 has received orphan drug designation for cervical cancer patients with tumors greater than 2 cm, there is no guarantee that we will be able to maintain these designations, receive this designation for any of our other product candidates, or receive or maintain any corresponding benefits, including periods of exclusivity. *

We received orphan drug designation for lifileucel in the United States to treat malignant melanoma stages IIB-IV. We may also seek orphan drug designation for our other product candidates, as appropriate. Orphan designation, however, may be lost if the indication for which we develop our designated product candidates do not meet the orphan criteria. Moreover, following product approval, orphan exclusivity may be lost if the FDA determines, among other reasons, that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. Even if we obtain orphan exclusivity, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition and the same product can be approved for different conditions. Even after an orphan product is approved, the FDA can subsequently approve a product containing the same principal molecular features for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer or more effective or makes a major contribution to patient care.

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

We are dependent on information technology, systems, infrastructure and data. *

We are dependent upon information technology systems, infrastructure and data. The multitude and complexity of our computer systems make them inherently vulnerable to service interruption or destruction, malicious intrusion and random attack. Likewise, data privacy or security breaches by third parties, employees, contractors or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, or other business partners may be exposed to unauthorized persons or to the public. Cyberattacks are increasing in their frequency, sophistication and intensity. Cyberattacks could include the deployment of harmful malware, denial-of-service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Our business and technology partners face similar risks and any security breach of their systems could adversely affect our security posture. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts, or the efforts of our partners and vendors, will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

Our failure to comply with data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results. *

European Union, or EU, member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations on us. Moreover, the collection and use of personal health data in the EU, which was formerly governed by the provisions of the EU Data Protection Directive, was replaced with the EU General Data Protection Regulation, or the GDPR, in May 2018. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the U.S., provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The recent implementation of the GDPR has increased our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may in the future be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

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

We may rely on third parties to perform many essential services for any products that we commercialize, including services related to, distribution, government price reporting, customer service, accounts receivable management, cash collection, and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize our current or future product candidates will be significantly impacted and we may be subject to regulatory sanctions. *

We may retain third-party service providers to perform a variety of functions related to the sale and distribution of our current or future product candidates, key aspects of which will be out of our direct control. These service providers may provide key services related to distribution, customer service, accounts receivable management, and cash collection. If we retain a service provider, we would substantially rely on it as well as other third-party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical or natural damage at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired and we may be subject to regulatory enforcement action.

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

We are, and in the future may be, subject to Federal or state securities or related legal actions that could adversely affect our results of operations and our business. *

Shortly after the SEC announced settlements with us, with other public companies, and with unrelated parties in the In the Matter of Certain Stock Promotion investigation, two securities class action complaints were filed in the U.S. District Court for the Northern District of California against our company, Manish Singh, and two of our other former officers. On July 20, 2017, the plaintiff in one of the cases filed a notice to voluntarily dismiss that case, and the court entered an order dismissing the complaint on July 21, 2017. On July 26, 2017, the court appointed a movant as lead plaintiff. On September 8, 2017, the lead plaintiff, individually and on behalf of all others similarly situated, filed an amended complaint seeking class action status in the United States District Court for the Northern District of California (Jay Rabkin v. Lion Biotechnologies, Inc., et al., case no. 3:17-cv-0286) against us, two of our former officers, and the managing member of our former investor relations firm. The amended complaint alleges, among other things, that the defendants violated various provisions of the Securities Exchange Act of 1934 by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh, our former Chief Executive Officer and a former director, and our former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions SEC investigation. On December 15, 2017, a purported stockholder derivative complaint was filed by plaintiff Kevin Fong on behalf of the Company, against the Company, as nominal defendant, and certain of our current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware (case no. 1:17-cv-1806). The complaint alleges breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder arising from the SEC’s investigation in the In the Matter of Certain Stock Promotions investigation and our April 10, 2017 settlement thereof, and seeks unspecified damages on behalf of our company and injunctive relief. On March 28, 2018, a purported stockholder derivative complaint was filed by plaintiff Nazeer Khaleeluddin on behalf of the Company, against the Company, as nominal defendant, and certain of our current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware (case no. 1:18-cv-00469). The complaint alleges, among other things, violations of securities law, breach of fiduciary duty, aiding and abetting, waste of corporate assets, and unjust enrichment. The complaint is based on claims arising from the SEC’s investigation in the In the Matter of Certain Stock Promotions investigation and our April 10, 2017 settlement thereof, and seeks unspecified damages on behalf of our company and injunctive relief. We intend to vigorously defend against these complaints. However, based on the very early stage of the aforementioned litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters. Furthermore, litigation is inherently uncertain, and there is no assurance as to the outcome of this, or other future cases. We could incur substantial unreimbursed legal fees, settlements, judgments and other expenses in connection with these or other legal and regulatory proceedings that may not qualify for coverage under, or may exceed the limits of, our applicable directors’ and officers’ liability insurance policies and could have a material adverse effect on our financial condition, liquidity and results of operations. The currently pending cases also may distract the time and attention of our officers and directors or divert our other resources away from our ongoing commercial and development programs. An unfavorable outcome in these matters could damage our business and reputation or result in additional claims or proceedings against us.

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

We are, and if we receive regulatory approval of our product candidates, will continue to be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates. *

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a risk evaluation and mitigation strategy, or REMS, to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA may also require post-approval Phase 4 studies. Moreover, the FDA and comparable foreign regulatory authorities will continue to closely monitor the safety profile of any product even after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may withdraw approval, require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. Any such restrictions could limit sales of the product.

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

In international markets, reimbursement and health care payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. In some countries, particularly the countries of the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. There can be no assurance that our products will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be available, or that the third-party payors’ reimbursement policies will not adversely affect our ability to sell our products profitably. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

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

We have received confidential and proprietary information from third parties and our employees and contractors. In addition, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of these third parties or our employees’ former employers. Litigation may be necessary to defend against or pursue these claims. For example, we are currently engaged in litigation involving counterclaims that we have brought relating to theft of certain of our trade secrets, breach of confidentiality, and related counterclaims. Even if we are successful in resolving these claims, litigation could result in substantial cost and be a distraction to our management and employees.

Risks Related to Our Securities

Our existing directors and executive officers hold a substantial amount of our common stock and may be able to influence significant corporate decisions. *

As of June 30, 2018, our officers and directors beneficially owned approximately 6.3% of our outstanding common stock. These stockholders, if they act together, may be able to materially affect the outcome of matters presented to our stockholders, including the election of our directors and other corporate actions such as:

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

As of July 31, 2018, we had 95,592,169 shares of common stock outstanding. In addition, we had 14,961,428 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options and restricted stock units to purchase common stock based on vesting requirements, warrants to purchase common stock and common stock issuable upon the conversion of preferred stock. The issuance and subsequent sale of the shares underlying these common stock equivalents could depress the trading price of our common stock.

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

Our certificate of incorporation authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock (of which only 17,000 shares were issued as Series A Convertible Preferred Stock and 11,500,000 shares were issued as Series B Convertible Preferred Stock) with designations, rights and preferences as may be determined from time to time by our board of directors. Our board is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to effect a change in control of our company.

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

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

Nothing to report.

Item 3.	Defaults Upon Senior Securities.

Nothing to report.

Item 4.	Mine Safety Disclosures

Nothing to report.

Item 5.	Other Information.

Nothing to report.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
2.1	Plan of Conversion (incorporated herein by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2017.)
3.1	Articles of Conversion (incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2017).
3.2	Certificate of Conversion (incorporated herein by reference to Exhibit 3.2 of Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2017.)
3.3	Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.3 of Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2017.)
3.4	Certificate of Designations of Rights, Preferences and Privileges of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.4 of Registrant’s Registration Statement on Form S-3 filed with the Commission on July 31, 2017.)
3.5	Certificate of Designations of Rights, Preferences and Privileges of Series B Preferred Stock (incorporated herein by reference to Exhibit 3.5 of Registrant’s Registration Statement on Form S-3 filed with the Commission on July 31, 2017.)
3.6	Certificate of Amendment of Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2017.)
3.7	Bylaws of Registrant (incorporated herein by reference to the Exhibit 3.4 to Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2017).
3.8	Amendment to the Bylaws of Registrant (incorporated herein by reference to the Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2017).
10.1	Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on Form DEF 14A on April 25, 2018).+
10.2*	Form of ISO Stock Option Agreement under the 2018 Equity Incentive Plan.+
10.3*	Form of NQSO Stock Option Agreement under the 2018 Equity Incentive Plan.+
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Iovance Biotherapeutics, Inc.

August 7, 2018	By:	/s/ Maria Fardis
Maria Fardis
Chief Executive Officer (Principal Executive Officer)

August 7, 2018	By:	/s/ Timothy E. Morris
Timothy E. Morris Chief Financial Officer (Principal Financial Officer)

