Form 10-Q
period 2018-09-30
IOVANCE BIOTHERAPEUTICS, INC.
filed 2018-11-06
CIK 1425205

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
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

At October 31, 2018, the issuer had 123,169,528 shares of common stock, par value $0.000041666 per share, outstanding.

IOVANCE BIOTHERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share information)

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$80,738	$145,373
Short-term investments	179,262	-
Prepaid expenses and other assets	5,863	3,917
Total Current Assets	265,863	149,290

Property and equipment, net	2,640	2,450
Long-term assets	2,331	3,633
Total Assets	$270,834	155,373

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$6,014	$1,232
Accrued expenses	10,660	8,660
Total Current Liabilities	16,674	9,892

Commitments and contingencies (Note 9)

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.001 par value; 17,000 shares authorized, 194 shares issued and outstanding as of September 30, 2018; 1,694 shares issued and outstanding December 31, 2017 (aggregate liquidation value of $194)	-	-
Series B Convertible Preferred Stock, $0.001 par value; 11,500,000 shares authorized; 5,854,845 shares issued and outstanding as of September 30, 2018; 7,378,241 shares issued and outstanding December 31, 2017 (aggregate liquidation value of $27,811);	6	7
Common stock, $0.000041666 par value; 150,000,000 shares authorized, 97,425,721 and 73,164,914 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	4	3
Accumulated other comprehensive loss	(120)	-
Additional paid-in capital	594,455	394,651
Accumulated deficit	(340,185)	(249,180)
Total Stockholders’ Equity	254,160	145,481
Total Liabilities and Stockholders’ Equity	$270,834	$155,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited; in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues	$-	$-	$-	$-

Costs and expenses
Research and development expenses	27,947	16,679	72,410	50,919
General and administrative expenses	7,113	5,664	20,905	15,887
Total costs and expenses	35,060	22,343	93,315	66,806

Loss from operations	(35,060)	(22,343)	(93,315)	(66,806)
Other income
Interest income, net	1,230	194	2,310	596

Net Loss	$(33,830)	$(22,149)	$(91,005)	$(66,210)
Net Loss Per Common Share, Basic and Diluted	$(0.36)	$(0.35)	$(1.01)	$(1.06)

Weighted Average Common Shares Outstanding, Basic and Diluted	95,077	63,332	89,927	62,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net Loss	$(33,830)	$(22,149)	$(91,005)	$(66,210)
Other comprehensive loss:
Unrealized loss on short-term investments	(117)	-	(120)	(29)
Comprehensive Loss	$(33,947)	$(22,149)	$(91,125)	$(66,239)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(91,005)	$(66,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	704	710
Loss on disposal of assets	9	-
Accretion and amortization of discounts and premiums on investments	(388)	19
Stock-based compensation expense	14,842	9,208
Changes in assets and liabilities:
Prepaid expenses and other assets	(644)	(4,953)
Accounts payable	4,782	2,148
Accrued expenses	2,000	1,333
Net cash used in operating activities	(69,700)	(57,745)

Cash Flows from Investing Activities
Maturities of short-term investments	-	59,705
Purchase of short-term investments	(178,994)	-
Purchase of property and equipment	(903)	(1,086)
Net cash (used in) provided by investing activities	(179,897)	58,619

Cash Flows from Financing Activities
Tax payments related to shares withheld for vested restricted stock awards	(181)	(1,203)
Proceeds from the issuance of common stock upon exercise of warrants	14,684	388
Proceeds from the issuance of common stock upon exercise of options	8,366	2,554
Proceeds from the issuance of common stock, net	162,093	54,050
Net cash provided by financing activities	184,962	55,789
Net (decrease) / increase in cash and cash equivalents	(64,635)	56,663
Cash and Cash Equivalents, Beginning of Period	145,373	106,717
Cash and Cash Equivalents, End of Period	$80,738	$163,380

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on short-term investments	$(120)	$(29)
Acquisitions of property and equipment included in accounts payable	-	(155)
Offering costs under accounts payable and accrued expenses	-	235
Conversion of convertible preferred stock to common stock	1	-

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

Basis of Presentation of Unaudited Condensed Consolidated Financial Information

The unaudited condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2017, was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2018. These financial statements should be read in conjunction with that report.

Liquidity

The Company is currently engaged in the development of therapeutics to fight cancer, specifically solid tumors. The Company currently does not have any commercial products and has not yet generated any revenues from its business. The Company currently does not anticipate that it will generate any revenues from the sale or licensing of any of its product candidates during the 12 months from the date these financial statements are issued. The Company has incurred a net loss of $91.0 million for the nine months ended September 30, 2018 and used $69.7 million of cash in our operating activities during the nine months ended September 30, 2018. In January 2018, the Company closed an underwritten public offering of 15,000,000 shares of the Company’s common stock at a public offering price of $11.50 per share, before underwriting discounts, which included 1,956,521 shares issued upon the exercise in full by the underwriter of its option to purchase additional shares at the public offering price less the underwriting discount. The gross proceeds from the offering, before deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, were $172.5 million, with net proceeds to the Company of approximately $162.0 million. For the nine months ended September 30, 2018, the Company received $23.1 million from the exercise of stock options and warrants to purchase common stock. As of September 30, 2018, we had $80.7 million of cash and cash equivalents and $179.3 million in short-term investments.

On October 17, 2018, the Company completed an underwritten public offering of 25,300,000 shares of the Company’s common stock at a public offering price of $9.97 per share, before underwriting discounts, which included 3,300,000 shares issued upon the exercise in full by the underwriter of its option to purchase additional shares at the public offering price less the underwriting discount. The gross proceeds from the offering, before deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, are $252.2 million, with estimated net proceeds to the Company of approximately $236.6 million.

The Company expects to further increase its research and development activities, which will increase the amount of cash used during the remainder of 2018 and beyond. Specifically, the Company expects continued spending on its current and planned clinical trials, continued expansion of manufacturing activities including construction of a manufacturing facility, higher payroll expenses as the Company increases its professional and scientific staff, increased research and development activities and initiation of pre-commercial activities. Based on the funds the Company has available as of the date these financial statements are issued, the Company believes that it has sufficient capital to fund its anticipated operating expenses for at least the next twelve months from the date that these financial statements are issued.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents, and Short-term Investments

The Company’s cash and cash equivalents include short-term investments with original maturities of three months or less when purchased. The Company's short-term investments are classified as “available-for-sale”. The Company includes these investments in current assets and carries them at fair value. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive loss. The cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest expense and income. Gains and losses on securities sold are recorded based on the specific identification method and are included in interest income in the condensed consolidated statement of operations. We have not incurred any realized gains or losses from sales of securities to date.

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

At September 30, 2018 and 2017, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	September 30,
	2018	2017
Stock options	6,912,932	6,706,964
Warrants	427,800	6,411,216
Series A Convertible Preferred Stock*	97,000	847,000
Series B Convertible Preferred Stock*	5,854,845	7,946,673
Restricted stock awards	-	834
Restricted stock units	80,200	126,041
	13,372,777	22,038,728

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

The fair valued assets we held are generally assessed under Level 2 were corporate bonds and commercial paper. We utilize third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. We use quotes from external pricing service providers and other on-line quotation systems to verify the fair value of investments provided by our third-party pricing service providers. We review independent auditor’s reports from our third-party pricing service providers particularly regarding the controls over pricing and valuation of financial instruments and ensure that our internal controls address certain control deficiencies, if any, and complementary user entity controls are in place.

The Company does not have fair valued assets classified under Level 2 as of September 30, 2018.

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

The Company does not have fair valued assets classified under Level 3 as of September 30, 2018.

As of September 30, 2018, financial assets measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of September 30, 2018
	Level 1	Level 2	Level 3	Total
US treasury securities	$149,600	$-	$-	$149,600
US government agency securities	29,662	-	-	29,662
Total	$179,262	$-	$-	$179,262

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Iovance Biotherapeutics, Inc. and its wholly-owned subsidiary, Iovance Biotherapeutics GmbH. All intercompany accounts and transactions have been eliminated in consolidation. The U.S. dollar is the functional currency for all the Company's consolidated operations.

Stock-Based Compensation

The Company periodically grants stock options to employees and non-employees in non-capital raising transactions as compensation for services rendered. The Company accounts for stock option grants to employees based on the authoritative guidance provided by the FASB where the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option grants to non-employees in accordance with the authoritative guidance of the FASB where the value of the stock compensation is determined based upon the measurement date at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

The Company has in the past issued restricted shares of its common stock for share-based compensation programs. The Company measures the compensation cost with respect to restricted shares issued to employees based upon the estimated fair value of the equity instruments at the date of the grant and is recognized as expense over the period which an employee is required to provide services in exchange for the award.

The fair value of restricted stock units is based on the closing price of the Company’s common stock on the grant date.

Total stock-based compensation expenses related to all our stock-based awards were recorded on the statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$2,255	$881	$6,636	$3,873
General and administrative	3,261	1,738	8,206	5,335
Total stock-based compensation expenses	$5,516	$2,619	$14,842	$9,208

Total stock-based compensation expenses broken down based on each individual instrument were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock option expenses	$5,448	$2,562	$14,640	$8,193
Restricted stock award expenses	-	6	-	33
Restricted stock unit expenses	68	51	202	982
Total stock-based compensation expenses	$5,516	$2,619	$14,842	$9,208

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

Recent Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. In June 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which further clarifies how to apply certain aspects of the new lease standard. Both of the guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this ASU on January 1, 2019. The Company is currently evaluating the impact of the adoption of this standard on its financial statements. However, the Company expects the adoption of this accounting guidance to result in an increase in lease assets and a corresponding increase in lease liabilities on its balance sheets.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates disclosure requirement regarding transfers between level 1 and level 2 of the fair value of hierarchy, however, adds disclosure requirements on the range and weighted average used to develop significant unobservable inputs for level 3 fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, with early adoption permitted. The Company plans to adopt this ASU on January 1, 2020. The Company expects the impact of the adoption of this standard on its financial statements to be immaterial.

Subsequent Events

Management evaluates events that have occurred after the balance sheet date but before the financial statements are issued. See Note 11 Subsequent Events.

Reclassifications

Certain amounts within the statements of operations for the prior periods have been reclassified to conform with the current period presentation. These reclassifications had no impact on the Company's previously reported financial position or cash flows for any of the periods presented.

NOTE 3. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents and short-term investments consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Cash equivalents - Money market funds	$12,351	$91,281
Cash equivalents - US government agency securities	13,983	-
Cash equivalents total	$26,334	$91,281

Cash equivalents in the tables above exclude cash demand deposits of $54.4 million and $54.1 million as of September 30, 2018 and December 31, 2017, respectively.

	September 30,	December 31,
	2018	2017
Short-term Investments
US treasury securities	$149,600	$-
US government agency securities	29,662	-
Short-term investments total	$179,262	$-

The cost and fair value of cash equivalents and short-term investments at September 30, 2018 were as follows (in thousands):

			Gross	Gross
			Unrealized	Unrealized
As of September 30, 2018	Cost	Accretion	Gains	Losses	Fair Value
US treasury securities	149,369	333	-	(102)	149,600
US government agency securities	$29,625	$55	$-	$(18)	$29,662
Total	$178,994	$388	$-	$(120)	$179,262

As of December 31, 2017, the Company had no short-term investments. Unrealized gains and losses are included in accumulated other comprehensive loss. All short-term investments held by the Company as of September 30, 2018 have a maturity of less than one year.

NOTE 4. BALANCE SHEET COMPONENTS

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accrued payroll and employee related expenses	$2,897	$2,613
Legal and related services	498	935
Clinical related	4,029	3,310
Manufacturing related	2,442	876
Deferred rent	335	430
Accrued other	459	496
	$10,660	$8,660

NOTE 5. STOCKHOLDERS’ EQUITY

Public Offering

In January 2018, the Company closed an underwritten public offering of 15,000,000 shares of the Company’s common stock at a public offering price of $11.50 per share, before underwriting discounts, which included 1,956,521 shares issued upon the exercise in full by the underwriter of its option to purchase additional shares at the public offering price less the underwriting discount. The gross proceeds from the offering, before deducting the underwriting discounts and commissions and other offering expenses payable by the Company, were $172.5 million, with net proceeds to the Company of $162.0 million.

On October 17, 2018, the Company completed an underwritten public offering of 25,300,000 shares of the Company’s common stock at a public offering price of $9.97 per share, before underwriting discounts, which included 3,300,000 shares issued upon the exercise in full by the underwriter of its option to purchase additional shares at the public offering price less the underwriting discount. The gross proceeds from the offering, before deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, are $252.2 million, with estimated net proceeds to the Company of approximately $236.6 million.

Preferred stock

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock. At September 30, 2018 and December 31, 2017, 17,000 shares have been designated as Series A Convertible Preferred Stock and 11,500,000 shares have been designated as Series B Preferred Stock, which are now convertible into common stock (“Series B Convertible Preferred Stock”).

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

During the nine months ended September 30, 2018, 1,500 shares of Series A Convertible Preferred Stock were converted into 750,000 shares of common stock. At September 30, 2018, 194 shares of Series A Convertible Preferred Stock remained outstanding.

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

During the nine months ended September 30, 2018, 1,523,396 shares of Series B Convertible Preferred Stock were converted into 1,523,396 shares of common stock. At September 30, 2018, 5,854,845 shares of Series B Convertible Preferred Stock remained outstanding.

Warrants

The following table summarizes the Company’s stock warrant activity for the nine months ended September 30, 2018:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Under	Exercise	Remaining	Intrinsic
	Warrants	Price	Life	Value
Outstanding at January 1, 2018	6,301,216	$2.51		$34,651,188
Issued	-	-
Exercised	(5,873,416)	$2.50
Expired/Cancelled	-	-
Outstanding at September 30, 2018	427,800	$2.62	0.1 years	$3,734,500

The aggregate intrinsic value in the table above reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last day of the nine months ended September 30, 2018 and the exercise price of the warrants, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders had all warrant holders exercised their warrants on September 30, 2018. The intrinsic value of the Company’s warrants changes based on the closing price of the Company’s common stock.

NOTE 6. STOCK BASED COMPENSATION

Stock Plans

As of October 14, 2011, the Company adopted the 2011 Equity Incentive Plan (the “2011 Plan”). Employees, directors, consultants and advisors of the Company are eligible to participate in the 2011 Plan. The 2011 Plan initially had 180,000 shares of common stock reserved for issuance in the form of incentive stock options, non-qualified options, common stock, and grant appreciation rights. The 2011 Plan was not approved by the Company’s stockholders within the required one-year period following its adoption and, accordingly, no incentive stock options can be granted under that plan. In August 2013, the Company’s Board of Directors and a majority of the Company’s stockholders approved an amendment to increase the number of shares available under the 2011 Plan from 180,000 shares to 1,700,000 shares, and an amendment to increase the number options or other awards that can be granted to any one person during a twelve (12) month period from 50,000 shares to 300,000 shares. The foregoing amendment to the 2011 Plan became effective in September 2013. On August 20, 2014, the Company’s Board of Directors amended the 2011 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2011 Plan from 1,700,000 to 1,900,000 shares, effective immediately. As of September 30, 2018, 376,240 shares were available for future grant under the 2011 Plan.

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

On August 16, 2016, the Company’s stockholders approved the increase of the total number of shares that can be issued under the 2014 Plan from 4,000,000 shares to 9,000,000 shares of the Company’s common stock. At September 30, 2018, 810,724 shares were available for grant under the Company’s 2014 Plan.

On April 22, 2018, the Board adopted the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan was approved by the Company’s stockholders at the annual meeting of stockholders held in June 2018. The 2018 Plan as approved by the stockholders authorized the issuance up to an aggregate of 6,000,000 shares of common stock reserved for issuance in the form of incentive (qualified) stock options, non-qualified options, common stock, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards or any combination of the foregoing. At September 30, 2018, 6,000,000 shares of common stock were available for grant under the Company’s 2018 Plan. The Company anticipates granting the remaining shares under the 2011 and 2014 Plans prior to granting shares from the 2018 Plan.

Restricted Stock Units

On June 1, 2016, the Company entered into a restricted stock unit agreement with the Company’s Chief Executive Officer, Maria Fardis, Ph.D., pursuant to which the Company granted Dr. Fardis 550,000 non-transferrable restricted stock units at fair market value of $5.87 per share as an inducement of employment pursuant to the exception to The NASDAQ Global Market rules that generally require stockholder approval of equity incentive plans. The 550,000 restricted stock units vest in installments as follows: (i) 137,500 restricted stock units vested upon the first anniversary of the effective date of Dr. Fardis’ employment agreement; (ii) 275,000 restricted stock units vested upon the satisfaction of certain clinical trial milestones; and (iii) 137,500 restricted stock units vest in equal monthly installments over the 36-month period following the first anniversary of the effective date of Dr. Fardis’ employment, provided that Dr. Fardis has been continuously employed with the Company as of such vesting dates. As of September 30, 2018, 80,200 restricted stock units remained unvested.

Stock-based compensation expenses for restricted stock units are measured based on the closing fair market value of the Company's common stock on the date of grant. The stock-based compensation expenses relating to restricted stock units were $0.1 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and $0.2 million and $1.0 million for the nine months ended September 30, 2018 and 2017, respectively, recorded as part of general and administrative expenses.

As of September 30, 2018, there was $0.5 million of total unrecognized compensation expense related to the non-vested restricted stock units to be recognized over a period of 1.67 years.

Stock Options

The following table summarizes the Company’s stock options activity for the nine months ended September 30, 2018:

		Weighted	Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Remaining	Intrinsic
	Options	Price	Contract Life	Value
Outstanding at January 1, 2018	6,072,368	$7.42
Granted	2,673,720	15.26
Exercised	(1,081,954)	7.73
Expired/Forfeited	(751,202)	9.78
Outstanding at September 30, 2018	6,912,932	$10.15	8.27	$18,597,172
Options exercisable at September 30, 2018	3,042,373	$7.68	7.33	$11,762,590

The Company recorded stock-based compensation costs related to options of $5.4 million and $2.6 million for the three months ended September 30, 2018 and 2017, respectively and $14.6 million and $8.2 million for the nine months ended September 30, 2018 and 2017 respectively. As of September 30, 2018, there was $38.5 million of total unrecognized compensation expense related to the options to be recognized over a weighted average period of 1.94 years.

The weighted-average grant date fair values per share of options granted under the 2011 and 2014 Plan were $15.26 and $6.46 for the nine months ended September 30, 2018 and 2017, respectively.

Options for 1,081,954 shares and 484,850 shares were exercised during the nine months ended September 30, 2018 and 2017 with intrinsic value of $3.8 million and $1.2 million respectively.

The aggregate intrinsic value in the table above reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the nine months ended September 30, 2018 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2018. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

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

Pursuant to the terms of the CRADA, we are currently required to make quarterly payments of $0.5 million to the NCI for support of research activities. To the extent the Company licenses patent rights relating to a TIL-based product candidate, the Company will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, the Company may be required to supply certain test articles, including TIL, grown and processed under cGMP conditions, suitable for use in clinical trials, where the Company holds the investigational new drug application for such clinical trial. The extended CRADA has a five-year term expiring in August 2021. The Company or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. The Company recorded costs associated with the CRADA of $0.5 million for each of the three months ended September 30, 2018 and 2017, and $1.5 million for each of the nine months ended September 30, 2018 and 2017 as research and development expenses.

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

H. Lee Moffitt Cancer Center

Research Collaboration and Clinical Grant Agreements with Moffitt

In December 2016, the Company entered into a new three-year Sponsored Research Agreement with H. Lee Moffitt Cancer Center (“Moffitt”). At the same time, the Company entered into a clinical grant agreement with Moffitt to support an ongoing clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with metastatic melanoma. In June 2017, the Company entered into a second clinical grant agreement with Moffitt to support a new clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with non-small cell lung cancer, under which the Company obtained a non-exclusive, royalty-free license to any new Moffitt inventions made in the performance of the agreement. Under both clinical grant agreements with Moffit, the Company has non-exclusive rights to clinical data arising from the respective clinical trials. The Company recorded costs associated with Moffitt of $0.6 million and $2.0 million for the three months ended September 30, 2018 and 2017, respectively, and $2.2 million and $4.3 million for the nine months ended September 30, 2018 and 2017, respectively, as research and development expenses.

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

Pursuant to the Second Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million for the nine months ended September 30, 2018. An annual license maintenance fee will be also payable commencing on the first anniversary of the effective date. In addition, the Company agreed to pay an annual commercial use payment for each indication for which a first sale has occurred, which in the aggregate amounts to up to $0.4 million a year.

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

The Company paid PolyBioCept a total of $2.5 million as an up-front exclusive license payment. The Company will also have to make additional milestone payments to PolyBioCept under the PolyBioCept Agreement if, and when, (i) certain product development milestones are achieved, (ii) certain regulatory approvals have been obtained from the FDA and/or the European Medicines Agency, and (iii) certain product sales targets are achieved. The milestone payments will be payable both in cash (U.S. dollars) and in shares of the Company’s common stock. If all of the foregoing product development, regulatory approval and sales milestone payments are met, the Company will have to pay PolyBioCept an additional $8.7 million and will have to issue to PolyBioCept a total 2,219,376 shares of unregistered common stock. In addition to these potential payments, the Company reimbursed PolyBioCept up to $0.2 million in expenses related to the transfer of know-how and paid PolyBioCept $0.1 million as a clinical trials management fee. The PolyBioCept Agreement has an initial term of 30 years and may be extended for additional five-year periods. No expense was recorded during the three and nine months ended September 30, 2018. During the three and nine months period ended September 30, 2017, the Company recorded $0.2 million and $0.4 million associated with the PolyBioCept Agreement, respectively, as research and development expenses.

Karolinska University Hospital and Karolinska Institute Agreements

In connection with the execution of the PolyBioCept Agreement, the Company also (i) entered into a clinical trials agreement with the Karolinska University Hospital to conduct clinical trials in glioblastoma and pancreatic cancer at the Karolinska University Hospital, and (ii) agreed to enter into a sponsored research agreement with the Karolinska Institute for the research of the cytokine cocktail in additional indications. In the year ended December 31, 2016, the Company paid Karolinska University Hospital $1.6 million under the clinical trials agreement to conduct the clinical trials. As of April 9, 2018, the Company terminated the clinical trials agreement with the Karolinska University Hospital. In June 2018, the Company received a refund of $1.6 million from Karolinska, which resulted in a reversal of prior period expense and a credit of $0.4 million in the condensed consolidated statement of operations for the nine months ended September 30, 2018. No expense was recorded in the three months ended September 30, 2018.

M.D. Anderson Cancer Center

Strategic Alliance Agreement

On April 17, 2017, the Company entered into a Strategic Alliance Agreement (the “SAA”) with M.D. Anderson Cancer Center (“M.D. Anderson”) under which the Company and M.D. Anderson agreed to conduct clinical and preclinical research studies. The Company agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA. In return, the Company will acquire all rights to inventions resulting from the studies and has been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of M.D. Anderson reasonably necessary to exploit, including the commercialization thereof. The Company has also been granted certain rights in clinical data generated by M.D. Anderson outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt by us of all deliverables due from M.D. Anderson thereunder. In May 2017, the Company paid $1.4 million under this agreement. The Company recorded $0.1 million and $0.2 million associated with the M.D. Anderson SAA for the three and nine months ended September 30, 2018, respectively, as research and development expenses. No costs were recorded for the same periods in 2017.

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

WuXi Apptech, Inc. (“WuXi”)

In November 2016, the Company entered into a three-year manufacturing and services agreement (“MSA”) with WuXi pursuant to which WuXi agreed to provide manufacturing and other services. Under the agreement, the Company entered into two statements of work for two cGMP manufacturing suites to be established and operated by WuXi for the Company, one of the suites is expected to be capable of being used for the commercial manufacture of our products. The statements of work for each facility include a fixed component to reserve a dedicated suite and a variable component, mainly labor and materials used during the manufacturing process. The fee payable under the first statement of work for the use of one of the manufacturing suites during the first year of the agreement, including the fees for the necessary personnel, was $2.5 million. The second statement of work, under which WuXi agreed to establish and operate a second, dedicated facility for a late stage/commercial manufacturing cGMP suite requires the Company to pay approximately $5.85 million during the first year of the agreement. The Company and WuXi have extended the term of the related statements of work until May 2020. The Company recorded costs associated with agreements with WuXi of $4.5 million and $3.1 million for the three months ended September 30, 2018 and 2017, respectively, and $10.6 million and $10.6 million for the nine months ended September 30, 2018 and 2017, respectively, as research and development expenses.

NOTE 8. LEGAL PROCEEDINGS

Class Action Lawsuit. On April 10, 2017, the SEC announced settlements with the Company and with other public companies and unrelated parties in the In the Matter of Certain Stock Promotion investigation. The Company’s settlement with the SEC is consistent with our previous disclosures (including in our Annual Report on Form 10-K that we filed with the SEC on March 9, 2017). On April 14, 2017, a purported shareholder filed a complaint seeking class action status in the United States District Court, Northern District of California for violations of the federal securities laws (Leonard DeSilvio v. Lion Biotechnologies, Inc., et al., case no. 3:17-cv-2086) against our company and three of our former officers and directors. On April 19, 2017, a second class action complaint (Amra Kuc vs. Lion Biotechnologies, Inc., et al., case no. 3:17-cv-2188) was filed in the same court. Both complaints allege, among other things, that the defendants violated the federal securities laws by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh, our former CEO, and our former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions investigation. On July 20, 2017, the plaintiff in the Kuc case filed a notice to voluntarily dismiss that case. The court entered an order dismissing the Kuc complaint on July 21, 2017. On July 26, 2017, the court appointed a movant as lead plaintiff. On September 8, 2017, the lead plaintiff filed an amended complaint (Jay Rabkin v. Lion Biotechnologies, Inc., et al., case no. 3:17-cv-2086) seeking class action status that alleges, among other things, that the defendants violated federal securities laws by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh and our former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions SEC investigation. On February 5, 2018, the court entered an order dismissing two of plaintiff’s six claims. As the result of mediation, on September 28, 2018, lead plaintiff filed an unopposed motion for settlement, the cost of which, if approved, is expected to be borne by our insurance carrier and would result in no loss to us. A hearing on preliminary approval of the settlement is set for November 9, 2018.

Derivative Lawsuits. On December 15, 2017, a purported stockholder derivative complaint was filed by plaintiff Kevin Fong on behalf of the Company, against the Company, as nominal defendant, and certain of the Company’s current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware (case no. 1:17-cv-1806). The complaint alleges breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder arising from the SEC’s investigation in the In the Matter of Certain Stock Promotions investigation and our April 10, 2017 settlement thereof, and seeks unspecified damages on behalf of our company and injunctive relief.

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

On April 19, 2017, the court granted plaintiffs’ counsel’s motion to withdraw from the case. On May 25, 2017, plaintiffs filed a notice that they had hired new counsel. On June 7, 2017, the judge presiding over the case recused herself because of a conflict of interest arising from her relationship with plaintiffs’ new attorneys, and the case was subsequently assigned to a new judge. On April 20, 2018, the court held a hearing regarding plaintiff’s motion to dismiss the Company’s amended counterclaims and affirmative defense for fraudulent inducement. On August 15, 2018, the court entered an order granting the plaintiff’s motion and dismissed the Company’s amended counterclaims and eleventh affirmative defense for fraudulent inducement without leave to amend. On September 14, 2018, the Company filed a notice of appeal related to this order, and on November 5, 2018, the Company filed its memorandum of law in support of its appeal of the order dismissing the Company’s amended counterclaims and affirmative defense for fraudulent inducement.

The Company intends to vigorously defend the complaint and pursue its counterclaims.

Litigation Involving Dr. Steven Fischkoff. On June 13, 2017, in an action titled Steven Fischkoff v. Lion Biotechnologies, Inc. and Maria Fardis, Dr. Steven Fischkoff, our former Vice President and Chief Medical Officer, filed a lawsuit against the Company and Dr. Fardis in the Supreme Court of the State of New York County of New York. Dr. Fischkoff was dismissed by the Company on March 28, 2017. Dr. Fischkoff was terminated “for cause” as that term is defined in his employment agreement. In his complaint, Dr. Fischkoff alleges breaches of his employment agreement and violation of New York Labor Law for failure to pay monies purportedly owed to him, and seeks to recover amounts including severance pay and retention bonus (totaling $300,000), a prorated incentive bonus, and amounts relating to unvested options to 150,000 shares of our common stock, together with prejudgment interest, costs, expenses and attorneys’ fees. On July 5, 2017, the Company filed a removal petition and removed the lawsuit to the United States District Court for the Southern District of New York, where the case has been assigned case no. 1:17-cv-05041. On July 14, 2017, the Company filed a partial answer and counterclaims against Dr. Fischkoff, denying his allegations, and alleging breach of contract and related claims, breach of fiduciary duty, and state and federal trade secret misappropriation and related claims, and sought a temporary restraining order and preliminary injunction against Dr. Fischkoff. On July 18, 2017, the court issued a temporary restraining order against Dr. Fischkoff requiring him to return Company materials, prohibiting him from disclosing or using Company materials, and granting expedited discovery. On June 25, 2018, pursuant to a stipulation between the parties, the court entered a permanent injunction prohibiting Dr. Fischkoff from disclosing, possessing, or using any of the Company’s proprietary materials or trade secrets. On July 5, 2018, the court entered an order dismissing two of Dr. Fischkoff’s claims against us and Dr. Fardis. On October 18, 2018, Dr. Fischkoff amended his complaint to assert a new claim for defamation arising from SEC filings in which the Company provided information about this litigation.

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

Other Matters. During the second quarter of 2016, warrants representing 128,500 shares were exercised. The 128,500 shares of common stock had previously been registered for re-sale. However, we believe that these 128,500 warrant shares were sold by the holders in open market transactions in May 2016 at a time when the registration statement was ineffective. Accordingly, those sales were not made in accordance with Sections 5 and 10(a)(3) of the Securities Act of 1933, as amended, and the purchasers of those shares may have rescission rights (if they still own the shares) or claims for damages (if they no longer own the shares). The amount of any such liability is uncertain and as such, an accrual for any potential loss has not been made. The Company believes that any claims brought against it would not result in a material impact to the Company’s financial position or results of operations. The Company has not accrued a loss for a potential claim associated with this matter as it is unable to estimate any at this time.

In connection with the Company’s reincorporation from Nevada to Delaware in 2017, the Company (as a Delaware corporation) untimely filed a post-effective amendment to adopt a Form S-8 registration statement that the Company filed (as a Nevada corporation) to register the shares underlying the Company’s 2011 Equity Incentive Plan. Before the Company filed the required post-effective amendment, options to purchase 200,000 shares were exercised under the 2011 Equity Incentive Plan. The effect of the delayed post-effective amendment filing on the 200,000 option shares is uncertain, but the issuance and sale of the shares may not have been in compliance with the Form S-8 registration statement. The existence of any liability to the Company, and the amount of any such liability to the Company, as a result of the issuance of the 200,000 shares is uncertain. Accordingly, no accrual for a potential claim has been made by the Company in its financial statements.

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

On April 28, 2017, the Company entered into a sublease agreement with Teradata US, Inc., pursuant to which the Company agreed to sublease certain office space located adjacent to the Company's headquarters in San Carlos, California. The space consists of approximately 11,449 rentable square feet in the building located in San Carlos, California. The sublease for this space expired on October 31, 2018. Monthly lease payments were approximately $26,000. On October 19, 2018, the Company entered into a lease agreement with Hudson Skyway Landing, LLC. See Note 11 Subsequent Events.

New York Lease

The Company leased office space in New York for a monthly rental of approximately $18,000 a month through July 2017. On June 5, 2017, the Company entered into an agreement whereby the Company will lease office space from August 1, 2017 to July 31, 2018 for approximately $9,000 a month. On April 20, 2018, the Company entered into an agreement to extend the lease term to January 31, 2019 for approximately $7,000 a month. The Company recognizes rental expense on the facilities on a straight-line basis over the lease term. Differences between the straight-line rent expense and rent payments are classified as deferred rent liability within accrued expenses on the balance sheet.

As of September 30, 2018, the Company's future minimum lease payments under non-cancelable operating leases, excluding the new lease entered subsequent to the quarter ended September 30, 2018, are as follows (in thousands):

Year	Operating Lease Commitments
2018 (remaining three months)	$225
2019	707
2020	495
2021	169
$1,596

See Note 11 Subsequent Events for the revised future minimum lease payments reflecting the new lease entered in October 2018.

Rent expense was $0.2 million and $0.3 million for the three months ended September 30, 2018 and 2017, respectively, and was $0.7 million and $0.7 million for each of the nine months ended September 30, 2018 and 2017.

NOTE 10. RELATED PARTY TRANSACTIONS

A former member of the Company’s board of directors was an attorney at a law firm, TroyGould PC, that rendered legal services to the Company during the period of his directorship until June 6, 2018, but did not provide legal services to the company himself during that period. The Company paid TroyGould PC $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and $0.4 million and $0.5 million for the nine months ended September 2018 and 2017, respectively.

On September 14, 2017, the Company entered into a three-year consulting agreement with Iain Dukes, D. Phil, the Chairman of the Company’s Board of Directors. As compensation for his consulting services, the Company granted Dr. Dukes a stock option to purchase up to 150,000 shares of the Company’s common stock, at an exercise price of $7.30 per share. Under the consulting agreement, Dr. Dukes agreed to provide the Company with services regarding business development opportunities, licensing transactions and technology acquisitions by the Company, and any such strategic initiatives appropriate for the Company that Dr. Dukes may identify. The granted stock options vest in 12 quarterly installments (with 1/12th of the option shares having vested on the date of grant). The vesting of the granted stock options will accelerate, and the entire award will become fully vested upon the closing of a significant licensing transaction, a material product acquisition, a material strategic transaction, or upon a change of control transaction. The Company recognized stock based compensation expenses relating to this consulting agreement of $0.4 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and $1.0 million and $0.1 million for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 11. SUBSEQUENT EVENTS

October 2018 Public Financing

On October 17, 2018, the Company completed an underwritten public offering of 25,300,000 shares of its common stock. See Note 5 Stockholders’ Equity.

San Carlos Lease

On October 19, 2018, the Company entered into an agreement to lease 12,322 square feet of office space located adjacent to the Company's headquarters in San Carlos, California. This lease replaces the sublease of 11,449 square feet of office space in the same facility that expired on October 31, 2018. The term of the lease is 30 months subsequent to the commencement date, November 1, 2018, and will expire in April 2021. Monthly lease payments are approximately $59,000, subject to an annual increase of 3%. The Company’s future minimum lease payments including this lease under non-cancelable operating leases are as follows (in thousands):

Year	Operating Lease Commitments
2018 (remaining three months)	$225
2019	1,414
2020	1,223
2021	418
$3,280

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this section, “we,” “our,” “ours” and “us” refer to Iovance Biotherapeutics, Inc.

This management’s discussion and analysis of financial condition as of September 30, 2018 and results of operations for the three and nine months ended September 30, 2018 and 2017, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2017 which was filed with the SEC on March 12, 2018.

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

We have an ongoing Phase 2 clinical trial, C-144-01, of our lead product candidate, lifileucel, for the treatment of metastatic melanoma. This multicenter study is enrolling patients with unresectable or metastatic melanoma whose disease have progressed following treatment with at least one systemic therapy, including anti-PD-1 antibody and if BRAF mutated, a BRAF inhibitor or BRAF inhibitor with MEK inhibitor. In June 2018, we announced that the first patient in the C-144-01 trial was dosed with lifileucel in Europe at a clinical site in the United Kingdom. The purpose of the study is to evaluate the efficacy and safety of our autologous lifileucel product. We have decided to use our second generation or Gen 2 manufacturing process for all ongoing Phase 2 trials and in all future TIL clinical development in trials sponsored by us, and as a result, cohort 1 of C-144-01, using our first generation or Gen 1 manufacturing process, was closed to enrollment and subsequent patients were enrolled in cohort 2. The planned enrollment in C-144-01, which was increased to 85, was reached in October 2018 and cohort 2 is now closed to enrollment. On November 6, 2018, we announced that updated data from C-144-01 for 47 patients will be presented at the Society for Immunotherapy of Cancer, or SITC, 33rd Annual Meeting in Washington D.C. The updated data in 47 patients demonstrated an objective response rate, or ORR, of 38% with median duration of response, or DOR, of 6.4 months, with DORs ranging from 1.3+ to 14+ months. The ORR was determined by response evaluation criteria in solid tumors version 1.1, or RECIST 1.1, as reported by each investigator. The ORR includes one complete response and 17 partial responses, four of which are unconfirmed as of October 25, 2018 and pending patients’ upcoming assessments. All of these patients had prior anti-PD-1 treatment and had a mean of 3.3 prior systemic therapies. The safety findings for C-144-01 remain consistent with previous reports. The most common treatment emergent adverse events were chills, febrile neutropenia, anaemia, decreased platelet counts, pyrexia and hypophosphataemia. Two grade 5 treatment emergent adverse events have been observed to date. We held an End of Phase 2 meeting with the U.S. Food and Drug Administration, or FDA, in September 2018 to discuss the C-144-01 study. In its written minutes to the meeting, FDA acknowledged that conduct of a randomized Phase 3 study may not be feasible in its intended population of advanced melanoma patients, who have been treated with at least one systemic therapy including an anti-PD-1 antibody and if BRAF mutation positive, a BRAF inhibitor or BRAF inhibitor with MEK inhibitor, and that such a study is not required for initial registration of lifileucel. FDA further acknowledged that a single-arm cohort of the C-144-01 trial may be acceptable for registration in this indication. A new cohort, cohort 4, of 80-100 patients, will be enrolled in C-144-01 with a prospective definition of the primary endpoint of ORR to be read out by a Blinded Independent Review Committee, or BIRC, to support registration of lifileucel. FDA strongly recommended that we validate a potency assay prior to starting cohort 4. We plan to initiate cohort 4 in early 2019 in the United States and in Europe and expect it to be fully enrolled by late 2019 or early 2020. BLA submission to FDA including cohort 4 results is expected in the second half of 2020.

We were granted a Regenerative Medicine Advanced Therapy or RMAT designation for lifileucel in advanced melanoma based on data provided to the FDA from our C-144-01 study. RMAT designation is granted for regenerative medicine drugs and allows for increased access to FDA during development. Under this designation, surrogate endpoints can be used to receive approval for a product, accelerated approval may be granted, and a rolling review of Biologics License Application (BLA) may be possible for the Center for Biologics Evaluation and Research (CBER).

In addition to our ongoing trial in metastatic melanoma, we have an ongoing Phase 2, multicenter clinical trial, C-145-03, of our product candidate LN-145, TIL therapy for head and neck. The C-145-03 trial will enroll up to 47 patients and will assess the safety and efficacy of LN-145 for the treatment of patients with recurrent and/or metastatic squamous cell carcinoma of the head and neck. In October 2018, we reported preliminary data from C-145-03 which showed that thirteen patients that were currently evaluable and treated with LN-145 yielded an ORR of 31% with an early look at DOR ranging from 2.8 to 7.6 months. The ORR was determined by RECIST 1.1 as reported by each investigator. We have previously amended the protocol so that newly-enrolled patients can be treated using TIL produced from our Gen 2 manufacturing process. The protocol was recently further amended to limit the number of prior systemic therapies to no more than three. The trial will continue to enroll patients to the full sample size of 47 per protocol. The study is open for enrollment of patients in the United States.

C-145-04 is a Phase 2, multicenter study that will enroll up to 47 patients. Safety and efficacy of LN-145 for the treatment of patients with recurrent, metastatic or persistent cervical carcinoma are endpoints for the study. In October 2018, we reported preliminary data from C-145-04 and noted that the pre-defined criteria for Simon’s two stage design in C-145-04 was triggered. The preliminary data shows a 27% ORR in 15 recurrent, metastatic or persistent cervical carcinoma patients. The ORR was determined by RECIST 1.1 as reported by each investigator. We have previously amended the protocol so that newly-enrolled patients can be treated using TIL produced from our Gen 2 manufacturing process. The protocol was further previously amended to limit prior systemic therapies to no more than three and to exclude patients that have previously been treated with immunotherapy. The study is open for enrollment of patients in the United States and Europe.

As part of our collaboration program with the MD Anderson Cancer Center, or MDACC, we and MDACC initiated one new Phase 2 study. The first trial is currently enrolling and is intended to allow for investigation of LN-145 manufactured by us using our Gen 2 manufacturing process to treat patients with soft tissue sarcoma, osteosarcoma and platinum resistant ovarian cancer. A second study under the collaboration with MDACC is in the startup phase. This study will allow for TIL manufactured by MDACC using urelumab as part of the manufacturing process. We anticipate initiating the second study before the end of 2018 using TIL manufactured by MDACC in ovarian, sarcoma and pancreatic cancers.

We initiated our clinical development of TIL therapies for non-small cell lung cancer, or NSCLC, with two studies. One of the studies is an investigator-sponsored Phase 2 study currently underway in collaboration with the H. Lee Moffitt Cancer Center and Research Institute, or Moffitt, Stand Up To Cancer, and others. Patient enrollment began in the fourth quarter of 2017 in this study. Patients who are treatment naïve to prior anti-PD-1/ PD-L1 therapy with stage IV or recurrent NSCLC are being enrolled in this study, which combines TIL and nivolumab. The second study is sponsored by us and is a Phase 2 study in NSCLC patients who are PD-1 and PD-L1 treatment naïve. This study was initiated in the first half of 2018, in collaboration with MedImmune, the global biologics research and development arm of AstraZeneca. The protocol was recently amended to eliminate the TIL alone treatment cohort and allows for treatment with LN-145 in combination with durvalumab.

We initiated our IOV-COM-202 clinical trial, a Phase 2, multicenter study that is composed of three cohorts, to enroll up to 36 patients. In cohort 1, we intend to enroll advanced unresectable or metastatic melanoma patients who have not received prior immunotherapy including checkpoint inhibitors such as anti-PD-1/anti-PD-L1 therapy. The patients in cohort 1 will receive lifileucel in combination with pembrolizumab. In cohort 2, we intend to enroll advanced head and neck squamous cell carcinoma patients who are also naïve to prior immunotherapy including anti-PD-1/anti-PD-L1 therapy. The patients in cohort 2 will receive LN-145 in combination with pembrolizumab. In cohort 3, we intend to enroll non-small cell lung cancer patients who have previously received systemic therapy which could include checkpoint inhibitors. The patients in cohort 3 will receive lifileucel as a single agent. This study is open to patient enrollment, with the first U.S. site activated.

Our current product candidate pipeline is summarized in the graphic below:

Our current collaboration pipeline is summarized in the graphic below:

For the studies listed in our collaboration pipeline table, the partner listed above is the sponsor of the clinical trial. Such partner may not use our Gen 2 manufacturing process, and/or the therapeutic dosing may differ from our clinical trials. As a result, such partner data may not be representative of our data. During the second quarter of 2018, the Company terminated the clinical trials agreement with the Karolinska University Hospital.

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

Expenses

Research and Development (in thousands)

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	$	%	2018	2017	$	%

Research and development	$27,947	$16,679	11,268	68%	$72,410	$50,919	21,491	42%
Stock-based compensation expense	2,255	881	1,374	156%	6,636	3,873	2,763	71%

Research and development expense for the three months ended September 30, 2018 increased by $11.3 million, or 68%, compared to the same period in 2017. The increase was primarily attributable to a $4.8 million increase in clinical trial costs due to; higher patient enrollment and an increase in the number of clinical sites in the clinical trial of lifileucel for the treatment of metastatic melanoma, LN-145 for the treatment of cervical and head and neck cancers and the initiation of clinical trials in 2018 for new indications. Further, payroll and related expenses, including stock-based compensation expenses increased by $4.4 million due to a higher number of full time employees and dedicated consultants as we expanded our internal research efforts and clinical development programs. In addition, research and alliance costs increased by $1.4 million for clinical trials run by our alliance partners and new research initiatives and $0.7 million for our expansion of manufacturing capacity at our CMO.

Research and development expense for the nine months ended September 30, 2018 increased by $21.5 million, or 42%, compared to the same period in 2017. The increase was primarily attributable to a $11.9 million increase in our clinical trial costs and a $10.1 million increase in payroll and related expenses, including stock-based compensation expenses, for a higher number of full time employees and expenses for services performed by third parties in support of our clinical studies. Further, research and research alliance costs increased by $1.1 million as we expanded our research efforts and the number of clinical development programs. These increases were partially offset by a $1.5 million decrease in manufacturing costs due to higher costs in 2017 related to technical transfer activities.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased number of patients, longer duration and additional data required for registrational clinical trials. We expect our research and development expenses to increase over the next several years as we continue to conduct our clinical trials for our products and as we increase our research and development efforts in other cancer indications. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates.

The duration, costs and timing of our clinical trials and development of our product candidates will depend on a number of factors that include, but are not limited to, the number of patients that enroll in the trial, per patient trial costs, number of sites and geographies included in the trial, discontinuation and screening failure rates of patients, duration of patient follow-up, efficacy and safety profile of the product candidate, the cost to manufacture product and other additional drugs used in the clinical trial and the length of time required to enroll eligible patients. Additionally, the probability of success for our product candidates will depend on a number of factors, including competition for patients expected to be enrolled in our clinical trials, health and expected survival of patients enrolled in our clinical trials, and manufacturing capability at our CMOs.

General and Administrative (in thousands)

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	$	%	2018	2017	$	%

General and administrative	$7,113	$5,664	1,449	26%	$20,905	$15,887	5,018	32%
Stock-based compensation expense included in general and administrative	3,261	1,738	1,523	88%	8,206	5,335	2,871	54%

General and administrative expense for the three months ended September 30, 2018 increased by $1.4 million, or 26%, compared to the same period in 2017. The increase was primarily attributable to a $1.5 million increase in stock-based compensation expenses due to an increase in the number of full time employees and higher stock prices during the quarter as compared to the same period in 2017.

General and administrative expense for the nine months ended September 30, 2018 increased by $5.0 million, or 32%, compared to the same period in 2017. The increase was primarily attributable to a $4.3 million increase in payroll and related expenses, including stock-based compensation expenses, due to a higher number of full time employees and higher stock prices during 2018 and a $0.6 million increase in professional service and legal expenses.

General and administrative expenses include personnel costs for our employees engaged in general and administrative activities, legal fees including expenses in support of expansion of our intellectual property, audit and tax fees, consultants and professional services, insurance premiums, and general corporate expenses. We expect that general and administrative expenses will increase in the future as we support our expansion of our clinical development activities. These increases will likely include, but not be limited to, increased expenses in support of patents and intellectual property, increased investor and public relations activities, additional personnel and higher accounting related fees.

Other Income (in thousands)

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	$	%	2018	2017	$	%

Net interest income	$1,230	$194	1,036	534%	$2,310	$596	1,714	288%

Interest income results from our interest-bearing cash and short-term investment accounts. Net interest income increased by $1.0 million and $1.7 million for the three and nine months ended September 30, 2018 compared to the same periods in 2017, respectively, due primarily to higher cash balances from the net proceeds of our common stock public offering in January 2018 and higher interest income earned on invested cash in 2018.

Net Loss

We had a net loss of $33.8 million and $91.0 million for the three and nine months ended September 30, 2018, respectively, compared to $22.1 million and $66.2 million for the same periods in 2017. The increases in our net losses in 2018 are due to the continued expansion of our research and development activities, increased clinical trials and manufacturing activities, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we further invest in our research and development activities, including our clinical development.

Liquidity and Capital Resources

Corporate Capitalization. As of September 30, 2018, we had outstanding 97,425,721 shares of our $0.000041666 par value common stock, 194 shares of our $0.001 par value Series A Convertible Preferred Stock, and 5,854,845 shares of our $0.001 par value Series B Convertible Preferred Stock. The outstanding shares of Series A Convertible Preferred Stock are currently convertible into 97,000 shares of our common stock, and the outstanding shares of Series B Convertible Preferred Stock are currently convertible into 5,854,845 shares of our common stock. The shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock do not have voting rights or accrue dividends.

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

On December 28, 2017, we filed a shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $250 million, which we refer to as the 2017 Shelf Registration Statement. The 2017 Shelf Registration Statement was declared effective on January 19, 2018. On January 29, 2018, we sold 15,000,000 shares of our common stock at a public offering price of $11.50 per share pursuant to the 2017 Shelf Registration Statement. We received gross proceeds of approximately $172.5 million and net proceeds of approximately $162.0 million, after deducting underwriting discounts and offering expenses. The 2017 Shelf Registration Statement was terminated upon effectiveness of the 2018 Shelf Registration Statement (as discussed below).

On September 7, 2018, we filed a shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $250 million, which we refer to as the 2018 Shelf Registration Statement. The 2018 Shelf Registration Statement was declared effective on October 3, 2018 and the aggregate amount of securities we could issue thereunder was subsequently increased by $50 million through a post-effective amendment that we filed on October 11, 2018, pursuant to Rule 462(b) of the Securities Act. On October 17, 2018, we sold 25,300,000 shares of our common stock at a public offering price of $9.97 per share pursuant to the 2018 Shelf Registration Statement. We received gross proceeds of approximately $252.2 million and net proceeds of approximately $236.6 million, after deducting underwriting discounts and offering expenses.

In the future, we may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. If any of the securities covered by the 2018 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of such offering at that time.

We are currently engaged in the development of therapeutics to fight cancer. We do not have any commercial products and have not yet generated any revenues from our biopharmaceutical business. We currently do not anticipate that we will generate any revenues during 2018 from the sale or licensing of any products. We have incurred a net loss of $91.0 million for the nine months ended September 30, 2018 and used $69.7 million of cash in our operating activities during the nine months ended September 30, 2018. As of September 30, 2018, we had $80.7 million of cash, cash equivalents and $179.3 million of short-term investments and $254.2 million of stockholders’ equity and had working capital of $249.2 million.

We expect to further increase our research and development activities, which will increase the amount of cash we will use during the remainder of 2018 and beyond. Specifically, we expect increased spending on clinical trials, manufacturing capacity, research and development activities, and higher payroll expenses as we increase our professional and scientific staff. However, based on the funds we have available; we believe that we have sufficient capital to fund our anticipated operating expenses for the next twelve months from the date of filing this quarterly report.

Off-Balance Sheet Arrangements

At September 30, 2018, we had no obligations that would require disclosure as off-balance sheet arrangements.

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

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in interest bearing cash accounts and a mutual fund consisting of short-term debt securities issued by the U.S. government. The primary objective of our investment activities is to preserve principal. At September 30, 2018, we had $179.3 million invested in short-term marketable securities with a maturity date of less than one year. We adhere to an investment policy that requires us to limit amounts invested in securities based on credit rating, maturity, industry group and investment type and issuer, except for securities issued by the U.S. government. As such we believe that we are not exposed to any material market risk. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the nine months ended September 30, 2018, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Class Action Lawsuit. On April 10, 2017, the SEC announced settlements with us and with other public companies and unrelated parties in the In the Matter of Certain Stock Promotion investigation. Our settlement with the SEC is consistent with our previous disclosures (including in our Annual Report on Form 10-K that we filed with the SEC on March 9, 2017). On April 14, 2017, a purported shareholder filed a complaint seeking class action status in the United States District Court, Northern District of California for violations of the federal securities laws (Leonard DeSilvio v. Lion Biotechnologies, Inc., et al., case no. 3:17-cv-2086) against our company and three of our former officers and directors. On April 19, 2017, a second class action complaint (Amra Kuc vs. Lion Biotechnologies, Inc., et al., case no. 3:17-cv-2188) was filed in the same court. Both complaints allege, among other things, that the defendants violated the federal securities laws by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh, our former CEO, and our former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions investigation. On July 20, 2017, the plaintiff in the Kuc case filed a notice to voluntarily dismiss that case. The court entered an order dismissing the Kuc complaint on July 21, 2017. On July 26, 2017, the court appointed a movant as lead plaintiff. On September 8, 2017, the lead plaintiff filed an amended complaint (Jay Rabkin v. Lion Biotechnologies, Inc., et al., case no. 3:17-cv-2086) seeking class action status that alleges, among other things, that the defendants violated federal securities laws by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh and our former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions SEC investigation. On February 5, 2018, the court entered an order dismissing two of plaintiff’s six claims. As the result of mediation, on September 28, 2018, lead plaintiff filed an unopposed motion for settlement, the cost of which, if approved, is expected to be borne by our insurance carrier and would result in no loss to us. A hearing on preliminary approval of the settlement is set for November 9, 2018.

Derivative Lawsuits. On December 15, 2017, a purported stockholder derivative complaint was filed by plaintiff Kevin Fong on behalf of the Company, against the Company, as nominal defendant, and certain of our current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware (case no. 1:17-cv-1806). The complaint alleges breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder arising from the SEC’s investigation in the In the Matter of Certain Stock Promotions investigation and our April 10, 2017 settlement thereof, and seeks unspecified damages on behalf of our company and injunctive relief.

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

On April 19, 2017, the court granted plaintiffs’ counsel’s motion to withdraw from the case. On May 25, 2017, plaintiffs filed a notice that they had hired new counsel. On June 7, 2017, the judge presiding over the case recused herself because of a conflict of interest arising from her relationship with plaintiffs’ new attorneys, and the case was subsequently assigned to a new judge. On April 20, 2018, the court held a hearing regarding plaintiff’s motion to dismiss our amended counterclaims and affirmative defense for fraudulent inducement. On August 15, 2018, the court entered an order granting the plaintiff’s motion and dismissed the Company’s amended counterclaims and eleventh affirmative defense for fraudulent inducement without leave to amend. On September 14, 2018, we filed a notice of appeal related to this order, and on November 5, 2018, we filed our memorandum of law in support of our appeal of the order dismissing our amended counterclaims and affirmative defense for fraudulent inducement.

We intend to vigorously defend the complaint and pursue our counterclaims.

Litigation Involving Dr. Steven Fischkoff. On June 13, 2017, in an action titled Steven Fischkoff v. Lion Biotechnologies, Inc. and Maria Fardis, Dr. Steven Fischkoff, our former Vice President and Chief Medical Officer, filed a lawsuit against us and Dr. Fardis in the Supreme Court of the State of New York County of New York. Dr. Fischkoff was dismissed by the Company on March 28, 2017. Dr. Fischkoff was terminated “for cause” as that term is defined in his employment agreement. In his complaint, Dr. Fischkoff alleges breaches of his employment agreement and violation of New York Labor Law for failure to pay monies purportedly owed to him, and seeks to recover amounts including severance pay and retention bonus (totaling $300,000), a prorated incentive bonus, and amounts relating to unvested options to 150,000 shares of our common stock, together with prejudgment interest, costs, expenses and attorneys’ fees. On July 5, 2017, we filed a removal petition and removed the lawsuit to the United States District Court for the Southern District of New York, where the case has been assigned case no. 1:17-cv-05041. On July 14, 2017, we filed a partial answer and counterclaims against Dr. Fischkoff, denying his allegations, and alleging breach of contract and related claims, breach of fiduciary duty, and state and federal trade secret misappropriation and related claims, and sought a temporary restraining order and preliminary injunction against Dr. Fischkoff. On July 18, 2017, the court issued a temporary restraining order against Dr. Fischkoff requiring him to return our materials, prohibiting him from disclosing or using our materials, and granting expedited discovery. On June 25, 2018, pursuant to a stipulation between the parties, the court entered a permanent injunction prohibiting Dr. Fischkoff from disclosing, possessing, or using any of our proprietary materials or trade secrets. On July 5, 2018, the court entered an order dismissing two of Dr. Fischkoff’s claims against us and Dr. Fardis. On October 18, 2018, Dr. Fischkoff amended his complaint to assert a new claim for defamation arising from SEC filings in which we provided information about this litigation.

We intend to vigorously defend against Dr. Fischkoff’s lawsuit and pursue our counterclaims. Based on the early stage of the litigation, it is not possible to estimate the amount or range of (i) a possible loss that might result from an adverse judgment or settlement of this action, or (ii) the potential recovery that might result from a favorable judgment or a settlement of this action.

Other Matters. During the second quarter of 2016, warrants representing 128,500 shares were exercised. The 128,500 shares of common stock had previously been registered for re-sale. However, we believe that these 128,500 warrant shares were sold by the holders in open market transactions in May 2016 at a time when the registration statement was ineffective. Accordingly, those sales were not made in accordance with Sections 5 and 10(a)(3) of the Securities Act of 1933, as amended, or the Securities Act, and the purchasers of those shares may have rescission rights (if they still own the shares) or claims for damages (if they no longer own the shares). The amount of any such liability is uncertain and as such, an accrual for any potential loss has not been made. We believe that any claims brought against it would not result in a material impact to the Company’s financial position or results of operations. We have not accrued a loss for a potential claim associated with this matter as it is unable to estimate any at this time.

In connection with our reincorporation from Nevada to Delaware in 2017, we (as a Delaware corporation) untimely filed a post-effective amendment to adopt a Form S-8 registration statement that we filed (as a Nevada corporation) to register the shares underlying our 2011 Equity Incentive Plan. Before we filed the required post-effective amendment, options to purchase 200,000 shares were exercised under the 2011 Equity Incentive Plan. The effect of the delayed post-effective amendment filing on the 200,000 option shares is uncertain, but the issuance and sale of the shares may not have been in compliance with the Form S-8 registration statement. The existence of any liability to the Company, and the amount of any such liability to the Company, as a result of the issuance of the 200,000 shares is uncertain. Accordingly, we have not accrued a loss for a potential claim in our financial statements.

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

We have marked with an asterisk (*) those risk factors below that reflect a substantive change from the risk factors included in our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2018.

Risks Related to Our Business

We have a history of operating losses; we expect to continue to incur losses and we may never be profitable. *

We are a clinical-stage biotechnology company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient's own immune system to eradicate cancer cells. We do not have products approved for commercial sale and have not generated revenue from operations. As of September 30, 2018, we had an accumulated deficit of $340.2 million. In addition, during the nine months ended September 30, 2018, we incurred a net loss of $91.0 million. Since our inception we have not generated any revenues from operations. We do not expect to generate any meaningful product sales or royalty revenues for the foreseeable future. We expect to incur significant additional operating losses in the future as we expand our development and clinical trial activities in support of demonstrating the effectiveness of our products.

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

Prior to 2015, all the preclinical and clinical trials relating to our product candidates manufactured using the Gen 1 process had been conducted by the NCI. We have recruited a team that has experience with clinical trials; however, we as a company have limited experience in conducting clinical trials. In part because of this lack of experience, we cannot be certain that our ongoing clinical trials will be completed on time, if at all, will progress according to our plans or expectations, or that our planned clinical trials will be initiated, progress according to our plans or expectations, or be completed on time, if they are completed at all.

Large-scale trials require significant financial and management resources, and reliance on third-party clinical investigators, contract research organizations or CROs, contract manufacturing organizations or CMOs, or consultants. Relying on third-party clinical investigators, CROs or CMOs may force us to encounter delays and challenges that are outside of our control. We rely on CMOs in the United States and Europe to manufacture TIL for use in our trials. We may not be able to demonstrate sufficient comparability between products manufactured at different facilities to allow for inclusion of the clinical results from patients treated with products from these different facilities, in our product registrations. Further, our CMOs may not be able to manufacture TIL or otherwise fulfill their obligations to us because of interruptions to their business, including the loss of their key staff or interruptions to their raw material supply.

We rely on third party CROs and clinical trial sites to conduct, supervise, and monitor our clinical trials for our product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, independent review organizations and clinical investigators, to conduct our clinical trials. While we have agreements governing their activities, we have limited influence over their actual performance and control only certain aspects of their activities. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines could substantially harm our business because we may be delayed in completing or unable to complete the clinical trials required to support future approval of our product candidates, or we may not obtain marketing approval for or commercialize our product candidates in a timely manner or at all. Moreover, these agreements might terminate for a variety of reasons, including a failure to perform by the third parties. For example, as of April 9, 2018, we terminated our clinical trials agreement with the Karolinska University Hospital. If we need to enter into alternative arrangements, that could delay our product development activities and adversely affect our business.

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

We may encounter substantial delays in our clinical trials or may not be able to conduct our trials on the timelines we expect and we may be required to conduct additional clinical trials or modify current or future clinical trials based on feedback we receive from the FDA. *

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any current or future clinical studies will be conducted as planned or completed on schedule, if at all, or that any of our product candidates will receive regulatory approval. We initiated clinical trials in patients with metastatic melanoma, cervical, head and neck and non-small cell lung cancers, and in other indications in collaboration with third parties. We plan to initiate trials in new indications. Even as these trials progress, issues may arise that could require us to suspend or terminate such clinical trials. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely initiation or completion of clinical development, or product approval include:

•	inability to generate sufficient preclinical data to support the initiation of clinical studies;
•	regulators or Institutional Review Boards, or IRBs, may not authorize us or our investigators to commence a clinical trial, conduct a clinical trial at a prospective trial site, or amend trial protocols, or regulators or IRBs may require that we modify or amend our clinical trial protocols;
•	delays in reaching a consensus or inability to obtain agreement with regulatory agencies on study design, including the design of cohort 4 of our C-144-01 clinical trial;
•	the FDA or comparable foreign regulatory authorities may disagree with our intended indications, study design or our interpretation of data from preclinical studies and clinical trials or find that a product candidate’s benefits do not outweigh its safety risks;
•	the FDA or comparable foreign regulatory authorities may not accept data from studies with clinical trial sites in foreign countries;
•	the FDA may not allow us to use the clinical trial data from a research institution to support an IND if we cannot demonstrate the comparability of our product candidates with the product candidate used by the relevant research institution in its clinical studies;
•	delays in of failure to reach an agreement on acceptable terms with prospective CROs and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;
•	delays in obtaining required IRB approval at each clinical study site;
•	imposition of a temporary or permanent clinical hold, suspensions or terminations by regulatory agencies, IRBs, or us for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks, undesirable side effects, or other unexpected characteristics of the product candidate, or due to findings of undesirable effects caused by a chemically or mechanistically similar therapeutic or therapeutic candidate;
•	delays in recruiting suitable patients to participate in our clinical studies;
•	delays in adding new investigators or clinical trial sites, or withdrawal of clinical trial sites from a study;
•	failure by our CROs, clinical trial sites, patients, or other third parties, or us to adhere to clinical study requirements, including regulatory, contractual or protocol requirements;
•	failure to perform in accordance with the FDA’s current good clinical practices, or cGCPs, requirements, or applicable regulatory guidelines in other countries;
•	the number of patients required for clinical trials of our product candidates may be larger than we anticipate or enrollment in these clinical trials may be slower than we anticipate;
•	patients that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop such patients from the study or clinical trial, increase the needed enrollment size for the study or clinical trial or extend the study’s or clinical trial’s duration;
•	patients dropping out of a study;
•	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols to regulatory authorities and IRBs, and which may cause delays in our development programs, or changes to regulatory review times;

•	there may be regulatory questions or disagreements regarding interpretations of data and results, or new information may emerge regarding our product candidates;
•	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;
•	the cost of clinical studies of our product candidates being greater than we anticipate, or we may have insufficient funds for a clinical trial or to pay the substantial user fees required by the FDA upon the filing of a BLA;
•	clinical studies of our product candidates producing negative or inconclusive results may fail to provide sufficient data and information to support product approval, or our studies may fail to reach the necessary level of statistical or clinical significance, which may result in our deciding, or regulators requiring us, to conduct additional clinical studies, or preclinical studies, or abandon product development programs;
•	Early results from our clinical studies of our product candidates may be negatively affected by changes in efficacy measures such as overall response rate and duration of response as more patients are enrolled in our clinical trials or as new cohorts of our clinical trials are tested, and overall response rate and duration of response may be negatively affected by the inclusion of unconfirmed responses in preliminary results that we report if such responses are not later confirmed;
•	we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development;
•	there may be changes to the therapeutics or their regulatory status which we are administering in combination with our product candidates;
•	the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or our manufacturing facilities for clinical and future commercial supplies;
•	the FDA or comparable regulatory authorities may take longer than we anticipate to make a decision on our product candidates;
•	transfer of our manufacturing processes to our contract manufacturers or other larger-scale facilities operated by a CMO and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process;
•	our use of different manufacturing processes within our clinical trials, including our Gen 1 and Gen 2 manufacturing processes, and any effects that may result from the use of different processes on the clinical data that we have reported and will report in the future; and
•	delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical studies or the inability to do any of the foregoing, including as a result of any quality issues associated with the contract manufacturer.

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

We have opened enrollment of our company-sponsored, Phase 2 clinical trials to establish the feasibility of our product, and to assess its overall safety in patients with metastatic melanoma, cervical, head and neck, and lung cancers. However, we may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. For example, we have nine active clinical sites for the company-sponsored NSCLC study, yet we have not yet been able to infuse any patients. As a further example, KEYTRUDA has recently been approved in cervical cancer patients that are PD-1 positive. We have recently amended the protocol for our cervical cancer study to exclude patients with prior immunotherapy treatment and to limit the number of prior treatments to no more than three. It is difficult to assess the impact, if any, on the recent approval of KEYTRUDA and the amendment of the protocol on the potential enrollment in the cervical cancer study. Our ability to enroll or treat patients in our other studies, or the duration or costs of those studies, could be affected by similar factors. Furthermore, the timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Accordingly, we cannot guarantee that the trial will progress as planned or as scheduled. Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our ongoing clinical trial and planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

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

We have reported preliminary results for clinical trials of our product candidates, including TIL for the treatment of metastatic melanoma, cervical cancer, and head and neck cancers. These preliminary results, which include assessments of efficacy such as ORR, are subject to substantial risk of change due to small sample sizes and may change as patients are evaluated or as additional patients are enrolled in these clinical trials. These outcomes may be unfavorable, deviate from our earlier reports, and/or delay or prevent regulatory approval or commercialization of our product candidates, including candidates for which we have reported preliminary efficacy results. In clinical studies where a staged expansion is expected, such as studies using a Simon’s two stage design, these outcomes may result in the failure to meet an initial efficacy threshold for the first stage. Furthermore, other measures of efficacy for these clinical trials and product candidates may not be as favorable.

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

 In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Because the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitor’s use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy and approved immunotherapies, rather than enroll patients in any future clinical trial. In addition, potential enrollees may opt to participate in other clinical trials because of the length of time between the time that their tumor is excised and the TIL is infused back into the patient. Amendments to our clinical protocols may affect enrollment in or results of our trials, including recent amendments we have made to limit the number and type of prior therapies.

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

Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete our trials or result in potential product liability claims. Such toxicities, which may arise from TIL therapy in general, including co-therapies, may include, for example, pyrexia, anaemia, neutrophil and platelet count decrease, febrile neutropenia, fatigue, chills, hyponatremia, and hypotension. For example, the recent update from the C-144-01 trials included two grade 5 treatment emergent adverse events. In addition, these side effects and deaths may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from personalized cell therapy are not normally encountered in the general patient population and by medical personnel. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Currently, our product candidates are manufactured using processes developed or modified by us or by our third-party research institution collaborators that we may not intend to use for more advanced clinical trials or commercialization. We have selected Gen 2 as the manufacturing process for product registration, and all ongoing and future company-sponsored clinical trials. Although we believe Gen 2 is a commercially viable process, there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-out, process reproducibility, stability issues, lot consistency, and timely availability of raw materials. This includes potential risks associated with our inability to validate a potency assay prior to starting cohort 4 of our C-144-01 clinical trial. As a result of these challenges, we may experience delays in our clinical development and/or commercialization plans. We may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

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

We collaborate with governmental, academic and corporate partners to improve and develop TIL therapies for new indications for use in combination with other therapies and to evaluate new TIL manufacturing methods, the results of which, because the manufacturing processes are not within our control, may be incorrect or unreliable. *

In addition to our own research and process development efforts, we seek to collaborate with government, academic research institutions and corporate partners to improve TIL manufacturing and to develop TIL therapies for new indications. In 2017, we announced collaborations with Moffitt, M.D. Anderson and Ohio State University to evaluate several new solid tumor and hematologic indications for TIL therapy in clinical and preclinical studies as well as, in some cases, new TIL manufacturing approaches. The results of these collaborations may be used to support our filing with the FDA of INDs to conduct more advanced clinical trials of our product candidates, or to otherwise analyze or make predictions or decisions with respect to our current or future product candidates. However, because the majority of our collaborations are conducted at outside laboratories and we do not have complete control over how the studies are conducted or reported or over the manufacturing methods used to manufacture TIL product, the results of such studies, which we may use as the basis for our conclusions, projections or decisions with respect to our current or future product candidates, may be incorrect or unreliable, or may have a negative impact on us if the results of such studies are imputed to our products or proposed indications, even if such imputation is improper. For example, we have entered into collaborations with Moffitt and M.D. Anderson to perform clinical trials using TIL products that differ from our products, but the results of these clinical trials, if negative, may adversely impact our stock price and our development plans for our products. Additionally, we may use third party data to analyze, reach conclusions or make predictions or decisions with respect to our product candidates that may be incomplete, inaccurate or otherwise unreliable.

We will need additional financing to fund our operations and complete the development and commercialization of our various product candidates, and if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our product candidates. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates. *

Our operations have consumed substantial amounts of cash since inception. From our inception to September 30, 2018, we have an accumulated deficit of $340.2 million. In addition, our research and development and our operating costs have also been substantial and are expected to increase. We expect to continue to spend substantial amounts to continue the clinical development of our product candidates. As of September 30, 2018, we had $80.7 million in cash and cash equivalents and $179.3 million in short-term investments. In January 2018, we closed an underwritten public offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by us, were $162.0 million. In October 2018, we closed an underwritten public offering of our common stock. The gross proceeds from the offering, before deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, were $252.2 million, with estimated net proceeds to the Company of approximately $236.6 million.

Accordingly, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next twelve months from the date this Quarterly Report on Form 10-Q is issued. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may require additional capital for the further development and commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Moreover, our fixed expenses such as rent, minimum payments to our contract manufacturers, and other contractual commitments, including those for our research collaborations, are substantial and are expected to increase in the future.

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

Subject to various spending levels approved by the Board of Directors, our management will have broad discretion in the use of the net proceeds from our capital raises, including our October 2018, January 2018 and September 2017 public offerings, and may not use them effectively. *

Our management will have discretion in the application of the net proceeds from our capital raises, including our January 2018 and September 2017 public offerings, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from those capital raises are being used appropriately. You may not agree with our decisions, and our use of the proceeds from our capital raises may not yield any return to stockholders. Because of the number and variability of factors that will determine our use of the net proceeds from our capital raises, including our October 2018, January 2018 and September 2017 public offerings, their ultimate use may vary substantially from their currently intended use. Our failure to apply the net proceeds of our capital raises, including our October 2018, January 2018 and September 2017 public offerings, effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. Stockholders will not have the opportunity to influence our decisions on how to use our net proceeds from capital raises, including our October 2018, January 2018 and September 2017 public offerings. Pending their use, we may invest the net proceeds from our capital raises, including our October 2018, January 2018 and September 2017 public offerings, in interest and non-interest bearing cash accounts, short-term, investment-grade, interest-bearing instruments and U.S. government securities. These temporary investments are not likely to yield a significant return.

The use of our net operating loss carryforwards and research tax credits may be limited. *

Our net operating loss carryforwards and any future research and development tax credits may expire and not be used. As of September 30, 2018, we had U.S. federal net operating loss carryforwards of approximately $219.5 million. Our net operating loss carryforwards arising in taxable years ending on or prior to December 31, 2017 will begin expiring in 2027 if we have not used them prior to that time. Net operating loss carryforwards arising in taxable years ending after December 31, 2017 are no longer subject to expiration under the Internal Revenue Code of 1986, as amended, or the Code. Additionally, our ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Sections 382 and 383 of the Code, respectively, if we have a cumulative change in ownership of more than 50% within a three-year period.

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

No assurance can be given that the Gen 2 manufacturing process we have selected will be FDA-compliant, more efficient, and lower the cost to manufacture TIL products.

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

Potential competitors in the market for treating metastatic melanoma are companies such as Bristol-Myers Squibb, Roche/Genentech, Merck, Amgen, Pfizer, and Novartis, which already have products on the market or in development. Other companies, such as Celgene, Kite Pharma, Gilead Sciences and Adaptimmune Therapeutics, which are focused on genetically engineered T-cell technologies to treat cancer, may also be competitors. Emerging companies such as Immetacyte, Geneius Biotechnology and WindMIL Therapeutics may also be developing product candidates similar to our candidates. Many of these companies and our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources, and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the United States and internationally. Our competitors may obtain regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in competitors establishing a strong market position before we are able to enter the market.

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

In addition, in order to supplement our own efforts to improve TIL manufacturing and develop TIL therapies in new indications in clinical trials, we currently work and collaborate with government and academic research institutions, medical institutions and corporate partners such as the NCI, Moffitt, MedImmune, Roswell Park Cancer Institute, RXi Pharmaceuticals, and Cellectis. We also intend to continue to enter into additional third-party collaborative agreements in the future. However, we may not be able to successfully negotiate any additional collaborative arrangements. If established, these relationships may not be scientifically or commercially successful. The success of these and future collaborations and joint development arrangements may be subject to numerous risks and uncertainties, including the inability or unwillingness of our partners to perform in the manner, or to the extent anticipated, and may also be subject to disagreements regarding the rights, interests, and performance of the counterparties under our licenses and development agreements. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercialization of the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority under the collaboration agreement.

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

Risks Related to Government Regulation

The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.*

We have not previously submitted a BLA to the FDA, or similar approval filings to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing and controls for the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of cell therapies for cancer. We may also not be able to successfully utilize the RMAT designation we have received for advanced melanoma to successfully complete the development and commercialization of lifileucel. We may not be able to reach agreement with FDA on an interpretation of outcomes from our meetings, including meetings we have held with FDA in relation to our C-144-01 clinical trial and future meetings. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

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

Risks Related to Our Securities

Our existing directors and executive officers hold a substantial amount of our common stock and may be able to influence significant corporate decisions. *

As of October 31, 2018, our officers and directors beneficially owned approximately 6.5% of our outstanding common stock. These stockholders, if they act together, may be able to materially affect the outcome of matters presented to our stockholders, including the election of our directors and other corporate actions such as:

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

As of October 31, 2018, we had 123,169,528 shares of common stock outstanding. In addition, we had 14,961,428 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options and restricted stock units to purchase common stock based on vesting requirements, warrants to purchase common stock and common stock issuable upon the conversion of preferred stock. The issuance and subsequent sale of the shares underlying these common stock equivalents could depress the trading price of our common stock.

In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. For example, in January 2018 and October 2018, we issued 15,000,000 shares and 25,300,000 shares of common stock, respectively, in connection with underwritten public offerings. Such issuances could result in substantial dilution to our existing stockholders and could cause our stock price to decline.

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

In connection with the Company’s reincorporation from Nevada to Delaware in 2017, the Company (as a Delaware corporation) untimely filed a post-effective amendment to adopt a Form S-8 registration statement that the Company filed (as a Nevada corporation) to register the shares underlying the Company’s 2011 Equity Incentive Plan. Before the Company filed the required post-effective amendment, options to purchase 200,000 shares were exercised under the 2011 Equity Incentive Plan. The effect of the delayed post-effective amendment filing on the 200,000 option shares is uncertain, but the issuance and sale of the shares may not have been in compliance with the Form S-8 registration statement. The existence of any liability to the Company, and the amount of any such liability to the Company, as a result of the issuance of the 200,000 shares is uncertain. Accordingly, no accrual for a potential claim has been made by the Company in its financial statements.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

Nothing to report.

Item 3.	Defaults Upon Senior Securities.

Nothing to report.

Item 4.	Mine Safety Disclosures

Nothing to report.

Item 5.	Other Information.

Nothing to report.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
2.1	Plan of Conversion (incorporated herein by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2017.)
3.1	Articles of Conversion (incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2017).
3.2	Certificate of Conversion (incorporated herein by reference to Exhibit 3.2 of Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2017.)
3.3	Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.3 of Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2017.)
3.4	Certificate of Designations of Rights, Preferences and Privileges of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.4 of Registrant’s Registration Statement on Form S-3 filed with the Commission on July 31, 2017.)
3.5	Certificate of Designations of Rights, Preferences and Privileges of Series B Preferred Stock (incorporated herein by reference to Exhibit 3.5 of Registrant’s Registration Statement on Form S-3 filed with the Commission on July 31, 2017.)
3.6	Certificate of Amendment of Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2017.)
3.7	Bylaws of Registrant (incorporated herein by reference to the Exhibit 3.4 to Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2017).
3.8	Amendment to the Bylaws of Registrant (incorporated herein by reference to the Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2017).
10.1	Office Lease, effective as of October 19, 2018, between Iovance Biotherapeutics, Inc. and Hudson Skyway Landing, LLC (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 25, 2018).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Iovance Biotherapeutics, Inc.

November 6, 2018	By:	/s/ Maria Fardis
Maria Fardis
Chief Executive Officer (Principal Executive Officer)

November 6, 2018	By:	/s/ Timothy E. Morris
Timothy E. Morris
Chief Financial Officer (Principal Financial Officer)

