Form 10-K
period 2018-12-31
IOVANCE BIOTHERAPEUTICS, INC.
filed 2019-02-28
CIK 1425205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
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

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,125,017,562. Shares of common stock held by directors and executive officers and any ten percent or greater stockholders and their respective affiliates have been excluded from this calculation, because such stockholders may be deemed to be "affiliates" of the Registrant. This is not necessarily determinative of affiliate status of other purposes. As of February 13, 2019, there were 123,420,091 shares of the registrant’s common stock outstanding.

Documents Incorporated By Reference

Portions of registrant’s proxy statement relating to registrant’s 2019 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	the success, cost, enrollment, and timing of our clinical trials;
•	the success, cost and timing of our product development activities;
•	the ability of our third-party contract manufactures to continue to manufacture tumor infiltrating lymphocytes, or TIL, in accordance with our selected process;
•	our ability to design, construct and staff our own manufacturing facility on a timely basis and within the estimated expenses
•	the success of competing therapies that are or may become available;
•	the timing of and our ability to obtain and maintain U.S. Food and Drug Administration (“FDA”) or other regulatory authority approval of, or other action with respect to, our product candidates;
•	our ability to attract and retain key scientific or management personnel;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
•	the ability and willingness of our third-party research institution collaborators to continue research and development activities relating to our product candidates;
•	the potential of our other research and development and strategic collaborations;
•	our expectations regarding our ability to obtain and maintain intellectual property protection for our manufacturing methods and product candidates;
•	our plans to research, develop and commercialize our product candidates;
•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•	regulatory developments in the United States and foreign countries;
•	fluctuations in the trading price of our common stock; and
•	our use of cash and other resources.

Actual results may differ from those set forth in this Annual Report on Form 10-K due to the risks and uncertainties inherent in the Company’s business, including, without limitation: the FDA may not agree with the Company’s interpretation of the results of its clinical trials; later developments with the FDA that may be inconsistent with already completed FDA meetings; the preliminary clinical results, including efficacy and safety results, from ongoing Phase 2 may not be reflected in the final analyses of these trials including new cohorts within these trials; the results obtained in the Company’s ongoing clinical trials, such as the studies and trials referred to in this 10-K, may not be indicative of results obtained in future clinical trials or supportive of product approval; regulatory authorities may potentially delay the timing of FDA or other regulatory authority approval of, or other action with respect to, the Company’s product candidates (specifically, the Company’s description of FDA interactions are subject to FDA’s interpretation, as well as FDA’s authority to request new or additional information); the Company may not be able to obtain or maintain FDA or other regulatory authority approval of its product candidates; the Company’s ability to address FDA or other regulatory authority requirements relating to its clinical programs and registrational plans, such requirements including, but not limited to, clinical and safety requirements as well as manufacturing and control requirements; risks related to the Company’s accelerated FDA review designations; the ability of the Company to obtain and maintain intellectual property rights relating to its product pipeline; and the acceptance by the market of the Company’s product candidates and their potential reimbursement by payors, if approved.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to eradicate cancer cells. Tumor infiltrating lymphocyte, or TIL, therapy is a platform technology that has already been studied for the treatment of metastatic melanoma and metastatic cervical cancer and other solid tumors by the National Cancer Institute, or NCI. Our lead product candidate, lifileucel for metastatic melanoma, previously known as LN-144, is an autologous adoptive cell therapy utilizing TIL, which are T cells derived from patients’ tumors. We are also developing a second product candidate, an autologous adoptive cell therapy utilizing TIL for the treatment of cancers other than metastatic melanoma, which is known as LN-145. We are investigating the effectiveness and safety of TIL therapy for the treatment of metastatic melanoma, squamous cell carcinoma of the head and neck, cervical cancer and metastatic non-small cell lung cancer through company sponsored trials, as well as for other oncology indications in investigator-sponsored trials. Our sponsored clinical trials and our investigator-sponsor clinical trials are described in more detail below.

We have an on-going Phase 2 clinical trial, C-144-01, of our lead product candidate, lifileucel, for the treatment of metastatic melanoma. This multicenter trial is enrolling patients with melanoma whose disease has progressed following treatment with at least one systemic therapy, including a PD-1 inhibitor and if BRAF mutated, a BRAF, or BRAF/MEK inhibitor (National Clinical Trial identification number NCT02360579). The purpose of the trial is to evaluate the efficacy and safety of lifileucel. The C-144-01 trial uses our proprietary Generation 2, or Gen 2, manufacturing process. We completed and closed Cohort 2 in this trial in 2018, and a new single-arm registrational cohort, Cohort 4, of this trial began enrollment in early 2019.

In addition to our ongoing trial in metastatic melanoma, we have initiated clinical trials of LN-145, TIL therapy in cervical, head and neck, and other cancers. C-145-04 is an ongoing Phase 2, multicenter trial that will assess the safety and efficacy of LN-145 for the treatment of patients with recurrent, metastatic or persistent cervical cancer (NCT03108495). C-145-03 is an ongoing Phase 2, multicenter trial that will enroll up to 47 patients and will assess the safety and efficacy of LN-145 for the treatment of patients with recurrent metastatic squamous cell carcinoma of the head and neck (NCT03083873).

We are investigating the potential of our TIL therapies in earlier lines of treatment. IOV-COM-202 is a Phase 2, multicenter trial that is composed of three cohorts to enroll up to a total of 36 patients. In Cohort 1, we intend to enroll advanced unresectable or metastatic melanoma patients who have not received prior immunotherapy including checkpoint inhibitors such as anti-PD-1/anti-PD-L1 therapy. The patients will receive lifileucel in combination with pembrolizumab. In Cohort 2, we intend to enroll advanced head and neck squamous cell carcinoma patients who are also naïve to prior immunotherapy including anti-PD-1/anti-PD-L1 therapy. The patients will receive LN-145 in combination with pembrolizumab. In Cohort 3, we intend to enroll non-small cell lung cancer patients who have previously received systemic therapy which could include checkpoint inhibitors. This trial is open for patient enrollment (NCT03645928).

We are also investigating TIL therapy in non-small cell lung cancer, or NSCLC, in combination with anti-PD-L1 therapy. We have initiated a trial, IOV-LUN-201, in anti-PD-1/ PD-L1 naïve patients for the treatment of patients with a combination of LN-145 and durvalumab (NCT03419559). This trial was initiated in the first half of 2018 and is a collaboration with MedImmune, the global biologics research and development arm of AstraZeneca. In addition to this trial, we have financially sponsored an investigator-sponsored trial in NSCLC in collaboration with the H. Lee Moffitt Cancer Center and Research Institute, or Moffitt, Stand Up To Cancer, and others evaluating the combination of TIL therapy and nivolumab (NCT03215810). Patients who are treatment naïve to prior anti-PD-1/ PD-L1 therapy with stage IV or recurrent NSCLC are being enrolled in this trial. Patients receive the TIL product if they do not respond to treatment with nivolumab. The TIL product is manufactured by Moffitt for this trial. Patient dosing began in the fourth quarter of 2017, and preliminary results from the Moffitt trial were presented at the World Conference on Lung Cancer in September 2018.

As part of our collaboration program with the MD Anderson Cancer Center, or MDACC, two new Phase 2 trials were initiated in 2018. The first trial, 2017-0672 (NCT03449108), is intended to allow for investigation of LN-145 manufactured by us using our Gen 2 manufacturing process to treat patients with soft tissue sarcoma, osteosarcoma and platinum resistant ovarian cancer. A second trial under the collaboration with MDACC is now active as well (NCT03610490). This trial will use TIL manufactured by MDACC using urelumab as part of the manufacturing process. Both trials are sponsored by MDACC.

Our current product candidate pipeline and selected investigator-sponsored proof-of-concept studies are summarized in the graph below:

For the two investigator-sponsored trials listed in our pipeline graph above, MDACC is the sponsor. For one of the studies, NCT03610490, MDACC uses its own manufacturing process, referred to here as MDACC TIL. The data obtained using this manufacturing process may not be representative of our data.

2018 Developments

In 2018, we reported several significant events, including the following:

Clinical

•	Enrollment in Cohort 2 of our global Phase 2 lifileucel metastatic melanoma clinical trial, C-144-01, reached full enrollment in late 2018 and was therefore closed for further enrollment.
•	We presented new data from Cohort 2 of the C-144-01 clinical trial in a poster and as an oral presentation at the Society for Immunotherapy of Cancer, or SITC, 33rd Annual Meeting in Washington, D.C. on November 7-11, 2018. The presentation included interim analysis of 47 consecutively dosed patients with an objective response rate, or ORR, of 38%, with a median duration of response, or DOR, as of the date of the data extract, of 6.4 months and range of 1.3+ to 14+ months. The ORR includes one complete response and 17 partial responses. Patients in Cohort 2 had a mean of 3.3 prior systemic therapies and all the patients had received anti-PD-1 immunotherapy. The most common treatment emergent adverse events observed in Cohort 2 to date include chills, febrile neutropenia, anemia, decreased platelet count, pyrexia, and hypophosphataemia. Two grade 5 events were reported, one not related to TIL therapy and one possibly related to TIL therapy.
•	We continued patient dosing in our C-145-04 clinical trial for cervical cancer. We dosed our first patient in Europe in this trial. This design is based on a Simon’s two-stage design. The first stage has been completed and enrollment in the trial continues with target enrollment of 47. The preliminary data from the trial for 15 patients was an ORR of 27% with a DOR ranging from 2.4 to 2.5+ months. Patients in the trial had a median of five prior therapies. The safety findings from this trial remain consistent with previous reports. The most common treatment emergent adverse events observed to date include chills, pyrexia, anemia, hypotension, platelet count decrease, and vomiting. The protocol for this trial has been amended to limit the number of prior therapies to no more than three and to exclude patients who have been treated with prior immunotherapy, and to use Gen 2 TIL manufacturing. We anticipate providing an update on this trial in 2019.
•	In our C-145-03 clinical trial for head and neck cancer, to date, preliminary data for 13 patients was an ORR of 31%, with 4 partial responses, with the DOR ranging from 2.8 to 7.6 months. Patients in the trial had a median of three prior therapies. The safety findings from this trial are also consistent with previous reports. The protocol for this trial has been amended to use Gen 2 TIL manufacturing. The most common treatment emergent adverse events observed to date include chills, hypotension, pyrexia, hyponatremia, and anemia.
•	We amended the protocol for our clinical trial in NSCLC in collaboration with MedImmune, IOV-LUN-201, to eliminate the TIL monotherapy cohort. Patients will now be enrolled for treatment with LN-145 and durvalumab. There are currently nine sites active for this trial.
•	Our clinical trial in PD-1 naïve melanoma and head and neck patients with TIL therapy in combination with pembrolizumab, and LN-145 as monotherapy in NSCLC patients, IOV-COM-202, was opened to enrollment with two sites active.
•	As of the end of 2018, we have expanded to over 90 clinical sites for our five company-sponsored studies.

Regulatory

•	We received Regenerative Medicine Advanced Therapy, or RMAT, designation for lifileucel for the treatment of patients with metastatic melanoma from the U.S. Food and Drug Administration, or FDA.
•	We held an end of Phase 2 meeting with the FDA during which the FDA acknowledged that a single-arm cohort as part of the C-144-01 clinical trial could be supportive of initial registration of lifileucel and that conduct of a randomized Phase 3 trial in the patient population being enrolled may not be feasible. We began patient enrollment in a new cohort, Cohort 4, of our C-144-01 clinical trial in early 2019. This will be a single-arm cohort for registration in metastatic melanoma in a patient population that is post PD-1 blocking antibody and, if BRAF mutation positive, a BRAF inhibitor or BRAF inhibitor with MEK inhibitor. We expect to fully enroll the necessary patients into this cohort by late 2019 or early 2020. Cohort 4 is expected to enroll 75 patients. The primary endpoint is ORR as determined by Blinded Independent Review Committee, or BIRC. This protocol was submitted and approved by the FDA.

Research

•	Under a collaboration with the Ohio State University, we have developed a product candidate called peripheral blood lymphocytes, or PBLs. A clinical program to administer PBLs in chronic lymphocytic leukemia patients is expected to begin in 2019.
•	We presented preclinical data from our PD-1 selected TIL therapy, one of our next-generation TIL products, at SITC in November 2018.
•	Under a research collaboration with Roswell Park Cancer Institute, or RPCI, we performed preclinical studies of TIL therapy in bladder cancer. An investigator-sponsored clinical trial of TIL in bladder cancer patients at RPCI is expected to begin in 2019.
•	We announced a preclinical research collaboration with Cellectis S.A., or Cellectis, to investigate transcription activator-like effector nucleases, or TALEN, for genetic editing in conjunction with TIL therapy.
•	We announced a preclinical research collaboration with Phio Pharmaceuticals, Inc., or Phio, to investigate self-delivering ribonucleic acid interference methods for altering genetic expression in conjunction with TIL therapy.

Manufacturing

•	We announced a new three-year manufacturing services agreement, or MSA, with MaSTherCell S.A, or MaSTherCell. MaSTherCell will manufacture TIL therapies for our European late-stage clinical trials in its commercial-ready current Good Manufacturing Practices, or cGMP, manufacturing suites. The MSA increases our capacity for manufacturing TIL therapies in Europe.
•	We announced that we intend to begin building our own commercial manufacturing facility in the U.S. in 2019.

Corporate

•	In January 2018 we closed an underwritten public offering of 15,000,000 shares of our common stock at a public offering price of $11.50 per share, before underwriting discounts. The shares sold included 1,956,521 shares issued upon the exercise in full by the underwriter of its option to purchase additional shares at the public offering price, less the underwriting discount. The net proceeds from the offering, after deducting the underwriting discounts, commissions and other offering expenses payable by us, were $162.0 million.
•	In October 2018, we closed an underwritten public offering of 25,300,000 shares of our common stock at a public offering price of $9.97 per share, before underwriting discounts. The shares sold included 3,300,000 shares issued upon the exercise in full by the underwriter of its option to purchase additional shares at the public offering price, less the underwriting discount. The net proceeds from the offering, after deducting the underwriting discounts, commissions and other offering expenses payable by us, were $236.7 million.
•	We obtained two U.S. patents, U.S Patent Nos. 10,130,659 and 10,166,257, covering therapeutic methods based upon our proprietary Gen 2 TIL manufacturing process.

Corporate Strategy

Our goal is to be a leader in the development and commercialization of TIL-based immunotherapies to treat solid tumors. We are developing a portfolio of TIL-based product candidates with the potential to meaningfully improve survival and quality of life for cancer patients. Key elements of our strategy include:

Expedite clinical development, regulatory approval, and commercialization of our lead product candidate lifileucel for the treatment of metastatic melanoma.

Based on results of TIL therapy from trials sponsored by the NCI and our own clinical trials in metastatic melanoma, we are focused on expediting the development, regulatory approval and commercialization of our lead product candidate, lifileucel, for the treatment of patients with metastatic melanoma. We filed an investigational new drug application, or IND, with the FDA in December 2014 to initiate a company-sponsored Phase 2 single-arm, multicenter clinical trial of lifileucel in patients with metastatic melanoma. We began enrollment of this trial in the second half of 2015 and expanded it into three cohorts in 2017. In 2019 we will expand into an additional cohort, Cohort 4, which will serve as the basis for registration. Cohort 1 evaluated our first-generation TIL manufacturing process, Cohort 2 evaluated our second-generation, Gen 2, TIL manufacturing process and Cohort 3 evaluated retreatment of certain patients with a second dose of TIL. We announced initial data from the first two arms of this trial at the ASCO and SITC Annual Meetings in 2017 and presented updated data from Cohort 2 in November 2018 at SITC. Patient enrollment in Cohort 4 began in early 2019.

We held an end of Phase 2 meeting with the FDA in September 2018. In addition we received an RMAT designation for lifileucel. Based on the meeting and subsequent dialog with the FDA we submitted and the FDA has approved the protocol for Cohort 4 of the C-144-01 trial. We began patient enrollment in Cohort 4 in early 2019. We expect to fully enroll the expected 75 patients into this cohort by late 2019 or early 2020. The primary endpoint is ORR as determined by BIRC.

Continue to improve our TIL manufacturing process and develop new TIL manufacturing technology to become the preferred provider of TIL therapy in the U.S. and the rest of the world.

We believe that we are the only company in the United States to have a centralized TIL manufacturing process and location. In 2018, we utilized our second generation TIL manufacturing process, known as Gen 2, which reduced TIL manufacturing time from 5-6 weeks to 22 days, allowing for a more commercially-viable product candidate. Gen 2 also produces a cryopreserved product for ease of administration and handling. The Gen 2 manufacturing process was utilized in completed Cohort 2 of our ongoing C-144-01 trial and will be used for Cohort 4 of this trial and has also been selected for use in most of our other ongoing TIL clinical development. We have included Gen 2 as the manufacturing process for registration for our discussions with the FDA and eventually the anticipated Biologics License Application, or BLA, filing for lifileucel. Our strategy is to establish our Gen 2 process as a commercial manufacturing process for TIL therapies, including lifileucel.

Collaborate with governmental, academic and corporate partners to improve and develop TIL and PBL therapies for new indications or for use in combination with other therapies, and to evaluate new manufacturing methods.

In addition to our own research and process development efforts, we seek to collaborate with government, academic research institutions, and corporate partners to improve TIL manufacturing and to develop TIL therapies for new indications. For example, in 2018, we announced new collaborations with RPCI, Cellectis, and Phio, as described in the following sections, and continued our collaborations with Moffitt, MDACC, and the Ohio State University, to evaluate several new solid tumor and hematologic indications for TIL and PBL therapy in clinical and preclinical studies as well as, in some cases, new TIL manufacturing approaches. In August 2016, we expanded our Cooperative Research and Development Agreement, or CRADA, with the NCI for another 5-year term. This collaboration with the NCI is directed at research on unmodified TIL therapy and also addresses human papilloma virus, or HPV-associated cancers (cervical and head and neck), lung, bladder, and breast cancer. A description of these collaborations and related agreements is provided in the following sections of this Annual Report on Form 10-K.

Continue to establish manufacturing capacity for TIL products.

We continue to invest in improving the process and efficiency of manufacturing our product candidates in the United States and Europe for TIL manufacturing. Currently we use several contract manufacturing organizations, or CMOs, to supply our TIL-based products for our clinical trials under various MSAs. CMOs limit the amount of upfront capital investment.

We intend to begin construction of our own manufacturing facility in 2019, in order to provide for better margins and rapid implementation of innovative changes for TIL therapies that we may develop or commercialize. We intend to carefully manage our cost structure, and reduce the long-term cost of manufacturing our products, although there can be no assurance that we will be able to reduce our manufacturing costs to commercially attractive levels.

In October 2018, we entered into a three-year MSA and related statement of work with MaSTherCell S.A., a subsidiary of Orgenesis Inc., a cell therapy-dedicated Contract Development and Manufacturing Organization. Pursuant to the MSA, MaSTherCell agreed to provide manufacturing and other services for use in our European clinical trials.

In 2017, we entered into a three-year MSA and related statements of work with PharmaCell B.V., or PharmaCell, a contract manufacturing services company based in the Netherlands, to manufacture our autologous cell therapy products for use in our European clinical trials. PharmaCell was subsequently acquired by Lonza Group Ltd., or Lonza. Lonza manufactures TIL products for our European clinical trials in its clinical and commercial facility in Geleen, the Netherlands.

Also in 2017, we entered into a two-year MSA and related statements of work with Moffitt, to manufacture our autologous cell therapy products for use in clinical trials.

In 2016, we entered into a three-year MSA and related statements of work with WuXi AppTec, Inc., or WuXi, in order to increase our TIL manufacturing capacity in facilities with both clinical and commercial capability. We have extended the term of the MSA and related statements of work until May 2020. We intend to use WuXi as the initial manufacturer for commercial production of lifileucel.

Iovance-Sponsored Clinical Trials

We currently have five ongoing Phase 2 clinical studies. The ongoing studies include C-144-01, of our lead product candidate, lifileucel, for the treatment of metastatic melanoma; C-145-04, of our product candidate LN-145 for recurrent, metastatic or persistent cervical cancer; and C-145-03, of our product candidate LN-145, for recurrent and/or metastatic squamous cell carcinoma of the head and neck. During 2018, we initiated a Phase 2 clinical trial, IOV-COM-202, a basket trial that will treat checkpoint naïve patients with TIL in combination with pembro for metastatic melanoma and head and neck cancer. The trial also includes a cohort that will treat relapsed and refractory NSCLC patients with TIL alone. Additional information about our clinical trials is presented as follows:

Lifileucel for Metastatic Melanoma

We are developing lifileucel to treat metastatic melanoma. Melanoma is a common type of skin cancer, accounting for approximately 91,000 patients diagnosed and 9,320 deaths each year in the United States according to the NCI’s Surveillance, Epidemiology and End Results program, or SEER program, as of 2018. Our ongoing Phase 2 trial, C-144-01, is a prospective, registrational, four-cohort interventional study evaluating lifileucel in metastatic melanoma patients who have progressed after prior anti-PD-1 therapy and if BRAF mutant, after BRAF or BRAF/MEK inhibitor therapy. Patients enrolled in this trial to date have failed several prior treatment regimens.

Patients with metastatic melanoma who have failed at least one treatment under the current standards of care have an unfavorable prognosis with very few curative treatment options. The National Comprehensive Cancer Network, or NCCN, has updated its recommendations for the treatment of patients with unresectable or metastatic melanoma. Initial therapy can include checkpoint inhibitors either alone or in combination (ipilimumab, nivolumab, pembrolizumab), targeted therapies for patients with BRAF mutations (dabrafenib/trametinib, vemurafenib/cobimetinib combinations or single agents) or participating in a clinical trial. For patients not responding or progressing and who have an adequate clinical status, agents selected from the previous list or of a different therapeutic class can be used as well as high dose IL-2. NCCN experts also recommend participating in a clinical trial at any stage of disease. Patients who do not respond to the current second-line therapies have very few treatment options and typically have a very poor prognosis, with limited median survival measured in months. According to estimates from Decision Resource Group’s Disease Landscape and Forecast for Malignant Melanoma report, in the United States in 2018, approximately 4,950 melanoma patients are on their 3rd or 4th line of therapy and approximately 6,282 melanoma patients are on their 2nd line of therapy.

We are using our Gen 2 manufacturing process for all ongoing Phase 2 trials, and as a result, Cohort 1 of C-144-01, using our first generation or Gen 1 manufacturing process, was closed to enrollment in 2017 and subsequent patients were enrolled in Cohort 2. The planned enrollment in C-144-01 was reached in late 2018 and Cohort 2 is closed to enrollment. Cohort 3 is a retreatment cohort. In November 2018, we reported preliminary data from Cohort 2 of C-144-01 for 47 patients, who demonstrated an ORR of 38% with an initial DOR of 6.4 months and a range of 1.3+ to 14+ months. ORR was determined by response evaluation criteria in solid tumors version 1.1, or RECIST 1.1, as reported by each investigator. The ORR includes one complete response and 17 partial responses, one of which is unconfirmed because of the patient not having reached the follow-on assessment as of the end of 2018. Patients in the study had a mean of 3.3 prior systemic therapies and all the patients had received anti-PD-1 immunotherapy. The safety findings for C-144-01 remain consistent with previous reports. The most common treatment emergent adverse events observed in this cohort to date include chills, febrile neutropenia, anemia, decreased platelet count, pyrexia, and hypophosphataemia. Two grade 5 treatment emergent adverse events have been observed to date. As additional patients are enrolled in the C-144-01 study, the safety profile of lifileucel may change.

We held an End of Phase 2 meeting with the FDA, in September 2018 to discuss the C-144-01 study. In its written minutes to the meeting, the FDA acknowledged that conduct of a randomized Phase 3 study may not be feasible in its intended population of advanced melanoma patients, who have been treated with at least one systemic therapy including an anti-PD-1 antibody and if BRAF mutation positive, a BRAF inhibitor or BRAF inhibitor with MEK inhibitor, and that a randomized study is not required for the registration of lifileucel. The FDA further acknowledged that a single-arm cohort of the C-144-01 trial may be acceptable for registration in this indication. A new cohort, Cohort 4, of 75 patients will be enrolled in C-144-01 with a prospective definition of the primary endpoint of ORR to be read out by a BIRC, to support registration of lifileucel. The FDA recommended that we validate a potency assay prior to starting Cohort 4, which we have done. We began enrolling patients in Cohort 4 in early 2019 in the United States and in Europe and expect it to be fully enrolled by late 2019 or early 2020. A BLA submission to the FDA including Cohort 4 results is expected in the second half of 2020.

LN-145 for Cervical Cancer

We are developing LN-145 to treat cervical cancer. According to estimates from the SEER program, approximately 13,000 women were diagnosed with cervical cancer, and approximately 4,000 cervical cancer-related deaths occurred in the United States in 2018.

In August 2017, we enrolled our first patient in our ongoing Phase 2 trial, C-145-04, for the treatment of patients with recurrent, metastatic or persistent cervical cancer who have failed one prior therapy. The trial met the initial efficacy threshold for the first stage of the Simon’s two stage design and continued to enroll patients to reach the full target sample size of 47 patients. The study is enrolling patients in the United States and Europe. Preliminary data for 15 patients yielded an ORR of 27%. While the median DOR was not reached at the time of that data report, the range of available data was from 2.4 to 2.5+ months. Patients in the study had a median of five prior therapies. The safety findings from this study remained consistent with previous reports. The most common treatment emergent adverse events observed to date included chills, pyrexia, anemia, hypotension, platelet count decrease, and vomiting. The protocol for this study has been amended to limit the number of prior therapies to 1-3 and to exclude patients who have been treated with prior immunotherapy, and to exclusively use Gen 2 TIL manufacturing process. We anticipate providing an update on this study at a medical conference in 2019. As additional patients are enrolled in the C-145-04 study, the safety profile of LN-145 may change.

LN-145 for Head and Neck Cancer

According to estimates from the SEER program, approximately 65,000 people were diagnosed with head- and neck-related cancers, and approximately 14,000 head- and neck- related cancer deaths occurred in the United States in 2018.

We are developing LN-145 to treat head and neck cancers. In June 2017, we enrolled our first patient in our ongoing Phase 2 trial, C-145-03, for the treatment of patients with recurrent and/or metastatic squamous cell carcinoma of the head and neck, who have failed one prior therapy. The trial has met the initial efficacy threshold for the first stage of the Simon’s two stage design and will continue to enroll patients to the full target sample size of 47 patients. The trial is enrolling patients in the United States. We have amended the protocol so that newly enrolled patients will be treated using LN-145 produced from the Gen 2 manufacturing process. To date, preliminary data for 13 patients has yielded an ORR of 31%, with 4 partial responses, with the DOR ranging from 2.8 to 7.6 months. Patients in the study had a median of three prior therapies. The safety findings from this study are also consistent with previous reports. The protocol for this study has been amended to use Gen 2 TIL manufacturing. The most common treatment emergent adverse events observed to date include chills, hypotension, pyrexia, hyponatremia, and anemia. As additional patients are enrolled in the C-145-03 study, the safety profile of LN-145 may change.

LN-145 for Non-Small Cell Lung Cancer

We are developing LN-145 to treat NSCLC. According to estimates from the SEER program, approximately 234,000 people were diagnosed with lung and bronchus cancers, and approximately 154,000 deaths occurred related to these cancers in the United States in 2018.

Under our collaboration with MedImmune, we have initiated a two-cohort Phase 2 trial, IOV-LUN-201, in combination with durvalumab for the treatment of patients with locally advanced metastatic NSCLC. Patients in this study will be naïve to PD-1 or PD-L1 therapy. The study is expected to begin enrollment in 2019. The study will use Gen 2 TIL manufacturing process.

Investigator-Sponsored Clinical Trials

TIL in Other Solid Tumor Indications

We are collaborating with MDACC on clinical trials to evaluate TIL therapy in sarcomas, ovarian cancer and pancreatic cancer. These trials, NCT03610490 and NCT03449108, began enrolling patients in 2018. Patients in these trials will be treated with LN-145 or TIL manufactured by MDACC.

We are collaborating with RPCI on a clinical trial to evaluate TIL therapy in bladder cancer. This trial is expected to begin enrolling patients in 2019. Patients in this trial will be treated with LN-145.

TIL in Combination with Other Immunotherapy Drugs

Checkpoint inhibitors are a class of immunotherapy drugs that seek to overcome one of cancer’s main defenses against an immune system attack. PD-1 is a checkpoint protein found on immune cells called T cells. It normally acts as a type of “off switch” that helps prevent T cells from attacking other cells in the body. It does this by attaching to PD-L1, a protein found on both normal and cancerous cells, which may then shut down an attack by a T cell. Some cancer cells have large amounts of PD-L1 expressed on their surfaces, which helps them evade T cell attack.

We are collaborating with Moffitt in study NCT03215810, which is currently enrolling patients to evaluate TIL therapy in combination with the checkpoint inhibitor nivolumab in NSCLC. An additional clinical trial, NCT03374839, is being conducted by Moffitt to evaluate TIL therapy in combination with nivolumab in metastatic melanoma. We have also previously collaborated with Moffitt on a clinical trial, NCT01701674, to evaluate TIL therapy in combination with the CTLA-4 checkpoint inhibitor ipilimumab.

Under our CRADA, we are collaborating with the NCI in study NCT02621021 to evaluate TIL therapy in combination with the checkpoint inhibitor pembrolizumab in a 170-patient clinical trial in patients with advanced melanoma. This study is currently enrolling.

TIL Therapy Background

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

We believe that adoptive cell therapy, with the use of human cells as therapeutic entities to reengage the immune system, may be a significant advancement in the treatment of cancer. These one-time cellular therapies may avoid the long-term side effects associated with current treatments and have the potential to be effective. We believe TIL therapy, in particular, has the potential to treat solid tumors by increasing the effectiveness and number of a patient's cancer-specific T cells. TIL therapy is polyclonal, and we believe that it is capable of targeting multiple tumor antigens on cancer cells. Furthermore, the non-myeloablative lymphodepleting chemotherapy administered prior to TIL infusion is capable of suppressing the hostile tumor microenvironment, which we believe will enhance the efficacy of TIL therapy.

Tumor-infiltrating lymphocytes

Adoptive cell therapy with TIL involves the following steps:

1.	Excision: After a surgical resection of a lesion, a patient’s TIL are removed from the tumor
2.	Extraction: Tumor is fragmented and placed in media for TIL to leave the tumor
3.	Expansion: TIL expanded exponentially ex vivo to yield 10[9] – 10[11] TIL
4.	Preparation and Infusion: Patient receives non-myeloablative lymphodepletion to eliminate potentially suppressive tumor microenvironment and maximize engraftment and potential potency of TIL therapy; patient is infused with their expanded TIL and up to 6 doses of IL-2 to promote activation, proliferation and anti-tumor cytolytic activity of TIL

Currently, our Gen 2 manufacturing process takes 22 days from receipt of the patient’s tumor at the manufacturing facility until shipping of the final TIL product to the institution for infusion of the TIL back into the patient. We currently treat patients with a single infusion of TIL, although our protocols allow for evaluation of more than one administration of TIL. After infusion, TIL can potentially infiltrate the tumor microenvironment to eliminate large numbers of cancer cells. TIL can also further proliferate in the body. TIL therapy can potentially overcome several mechanisms of tumor escape to which endogenous T cells may be susceptible due to the hostile tumor microenvironment.

Historical clinical results with TIL in metastatic melanoma

To date, hundreds of metastatic melanoma patients have already been treated with TIL therapy produced locally using different manufacturing methods at different academic institutions and hospitals in the United States, Europe, Canada, and Israel. At NCI, clinical responses have been relatively consistent in several trials: over 50% of the melanoma patients treated with TIL have an objective response (i.e. tumor regression of 30% or more, as defined by RECIST criteria) and approximately 22-24% of patients have a complete response (tumor regression of 100%) with no evidence of disease remaining after only one administration. Most patients who have had a complete response remained in response in 3-7 years of follow up. Furthermore, patients can respond to TIL therapy regardless of their prior therapies.

In September 2015, Dr. Rosenberg, a recognized pioneer in immuno-oncology and adoptive cell therapy using TIL, presented updated findings from a Phase 2 clinical trial of TIL therapy in metastatic melanoma at the American Association for Cancer Research Inaugural International Cancer Immunotherapy Conference. Data was presented from a 101 patient, Phase 2 clinical trial conducted at the NCI. In the trial, patients with advanced metastatic melanoma were equally divided in two groups. Both groups were treated according to a standard TIL protocol using nonmyeloablative, or NMA, chemotherapy, with the second group also receiving total body irradiation. 54% of the patients treated with TIL therapy achieved an objective response. An objective response occurs when there is a complete remission or a partial remission of the tumor. Out of the 101 patients, 24, or 24%, had experienced a complete remission and 23 of the 24, or 96%, showed ongoing durability of this response at 30 to 47 months following treatment, at the time of publication. Median follow-up time was approximately 40.9 months. Overall survival, or OS, was approximately 80% at 12 months, and median OS had not yet been achieved. Median progression-free survival was approximately 8-10 months. This observation was also presented by Dr. Stephanie Goff at the 2016 ASCO meeting and published in the Journal of Clinical Oncology in June 2016. At the ASCO 2018 meeting, Dr. Goff presented updated findings from the study. Patients that had prior anti PD-1 treatment had an ORR of 20-25%.

Overall Survival of patients in TIL ± TBI study

Source: Goff, S.L. et al. Randomized, Prospective Evaluation Comparing Intensity of Lymphodepletion Before Adoptive Transfer of Tumor-Infiltrating Lymphocytes for Patients With Metastatic Melanoma. Journal of Clinical Oncology, 34(20), 2389-2397.

Clinical results with TIL in other solid tumor indications

Under our CRADA with the NCI, we are providing research, development and clinical funding for the development of unmodified TIL therapy for a variety of solid tumor indications, including HPV-associated cancers (cervical, head and neck), bladder, breast, and lung cancers. The NCI has an ongoing clinical trial involving TIL therapy to treat advanced HPV-positive cervical cancer. Data from this trial was published in the Journal of Clinical Oncology in April 2015 and in Science in April 2017 and was updated at the ASCO meeting in 2018. Out of 18 cervical cancer patients treated with HPV-TIL, two experienced complete remissions reported as ongoing at 53 and 67 months. Another three patients experienced a three-month partial response. Additionally, the NCI has ongoing trials to treat patients using TIL with colorectal cancer, gastric cancer, pancreatic cancer, hepatocellular carcinoma and cholangiocarcinoma and lung cancer. Depending on results from the research and development and clinical trials conducted at the NCI under our CRADA, we may pursue the development and regulatory approval of TIL therapy for additional indications.

Safety

We continue to enroll patients in our ongoing TIL programs and we closely monitor our studies to learn about all safety events occurring, as described elsewhere in this Annual Report on Form 10-K. Some of these events may be associated with TIL therapy. To date, however, the largest set of data for TIL therapy was generated by the NCI as part of their multiple clinical studies. Per publications from the NCI, toxicities or adverse events during TIL therapy have been mostly associated with either the lymphodepletion regimen or the high-dose IL-2 therapy given after TIL infusion as described by Goff et al. in the Journal of Clinical Oncology in June 2016. The standard approach to the administration of high-dose IL-2 is to continue dosing until patients can no longer tolerate treatment. Our trials, however, have limited administration of IL-2 to up to 6 doses.

Next Generation TIL Product Strategies

We are developing next generation TIL products using owned and licensed intellectual property rights, in some cases in combination with collaborators such as Phio Pharmaceuticals and Cellectis, as described elsewhere in this Annual Report on Form 10-K. These products include both genetically-modified TIL and PD-1 selected TIL therapies. We are also developing PBL therapy for chronic lymphocytic leukemia.

Process Development, Manufacturing, and Manufacturing Agreements

Our first generation TIL manufacturing process was based on the NCI’s original manufacturing and processing of TIL, which we modified so that it could be reproduced in a cGMP environment. This first-generation process expanded the number of TIL over a 5 to 6 week period and produced a non-cryopreserved product for administration to the patient. Our Gen 2 TIL manufacturing process, which was developed by our internal research and process development team, shortens the manufacturing process while allowing for a cryopreserved product. The Gen 2 process is currently in use in all of our trials in which we manufacture TIL products, including lifileucel and LN-145. We have selected Gen 2 for product registration and ongoing and future TIL clinical development, although we continue to develop new TIL manufacturing processes.

The Gen 2 manufacturing process begins with the collection of the patient’s tumor, which is then sent to a central manufacturing facility, where the T cells are isolated. These cells are stimulated to proliferate, then propagated in cell culture flasks until sufficient cells are available for infusion back into the patient. The TIL is then washed and put in media suitable for cryopreservation and infusion. The final product is shipped back to the clinical center where it can be administered to the patient. The following diagram illustrates our Gen 2 TIL manufacturing process.

We have entered into MSAs with WuXi, Moffitt, MaSTherCell, and PharmaCell, which was acquired by Lonza, pursuant to which they have agreed to manufacture, package, ship and handle quality assurance and quality control of certain clinical trials for our TIL products working closely with our employees. We have two suites for clinical manufacturing at WuXi, and one of those suites is also available to manufacture TIL for commercial use. Cell processing activities will be conducted at all companies under cGMP, using qualified equipment and materials. We believe that all materials and components utilized in the production of the final TIL product are readily available from qualified suppliers. We expect to rely on these CMOs, to meet anticipated clinical trial and if approved, commercial demands. In the future, we may rely on them or other third parties, or our own manufacturing capabilities for the manufacturing and processing of TIL-based product candidates for our clinical trials.

To meet projected needs for commercial sale quantities, we intend to build our own commercial manufacturing facility to supply and process products. Developing our own manufacturing capabilities may be costlier than we anticipate or result in significant delays. If we are unable to develop our own manufacturing capabilities, we may need to rely on CMOs, including both current and alternate suppliers, to ensure sufficient capacity is available for commercial purposes.

WuXi AppTec

In November 2016, the Company entered into a three-year manufacturing and services agreement, or MSA, with WuXi pursuant to which WuXi agreed to provide manufacturing and other services. Under the agreement, the Company entered into two statements of work for two cGMP manufacturing suites to be established and operated by WuXi for the Company, one of the suites is expected to be capable of being used for the commercial manufacture of our products. The statements of work for each facility include a fixed component to reserve a dedicated suite and a variable component, mainly labor and materials used during the manufacturing process. The Company and WuXi have extended the terms of the related statements of work until May 2020.

Personalized Patient Product Management

In September 2017, we entered into a partnership with TrakCel Ltd. to build a scheduling and logistics software tool that automates the supply chain for our TIL therapy products. The TrakCel software will electronically link us with our clinical sites, CMOs and couriers to schedule and track TIL therapies for each patient. The TrakCel software is also intended to help manage capacity utilization and throughput and will provide efficiencies in the delivery of TIL treatment.

The TrakCel software is also designed to ensure chain of identity for each patient’s product. Because our product candidates are specifically manufactured for each individual patient, we will be required to maintain a chain of identity with respect to the patient’s tumor as it moves from the patient to the manufacturing facility, through the manufacturing process, and back to the patient.

Orphan Drug Designation

During 2015, we received an orphan-drug designation for lifileucel in the United States to treat malignant melanoma stages IIB-IV. If approved, this designation provides seven years of market exclusivity in the United States, subject to certain limited exceptions. However, the orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

During 2018, we received an orphan drug designation from the FDA for L-145 for the treatment of cervical cancer with a tumor size of greater than 2 cm in diameter.

Fast Track Designation

In August 2017, we announced that the FDA had granted Fast Track designation for lifileucel for the treatment of advanced melanoma. The FDA’s Fast Track process is designed to facilitate the development and expedite the review of drugs that treat serious conditions and fill an unmet medical need. Fast Track designation allows more frequent meetings and communications with the FDA to discuss the drug’s development plans and review process. The Fast Track designation also allows for the possibility a rolling review of a BLA by FDA.

Regenerative Medicine Advanced Therapy Designation

In October 2018, we announced that the FDA had granted RMAT designation for lifileucel for the treatment of patients with metastatic melanoma. The RMAT designation is based on data provided to the FDA from our C-144-01 study. RMAT designation is granted for regenerative medicine drugs and allows for increased access to FDA during development. Under this designation, surrogate endpoints can be used to receive approval for a product, accelerated approval may be granted, and a rolling review of a BLA may be permitted by FDA.

Commercialization Plan

We currently have no sales, marketing or commercial product distribution capabilities. We have limited personnel dedicated to commercialization. As we make progress towards registration of lifileucel, we plan to build sales and commercialization capabilities in support of commercialization of our products.

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

Intellectual Property

Intellectual property is of importance in our field and in biotechnology generally. We seek to protect and enhance proprietary technology, inventions, and improvements that are commercially important to the development of our business by seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. We also plan to rely on regulatory protection afforded through orphan drug designations, available regulatory exclusivities and patent term extensions where available. To achieve this objective, a strategic focus for us has been to develop our own intellectual property, while also identifying and licensing patents that provide protection and serve as an optimal platform to enhance our intellectual property and technology base.

We have engaged in the development of our own patent portfolio based on internal research and development activities in 2018. As a result, we now own a number of pending patent applications and granted patents in the fields of TIL therapy, marrow infiltrating lymphocyte or MIL therapy, PBL therapy, TIL, MIL, and PBL manufacturing processes, and TIL, MIL, and PBL expansion methods. Our patent portfolio includes two recently-granted U.S. patents related to our Gen 2 TIL manufacturing process. We expect to further develop our own patent portfolio as a strategic focus in 2019.

Research, Development and License Agreements

Currently, preclinical research and development is conducted primarily at our own internal research and development laboratory in Tampa, Florida, and additionally with the NCI, Moffitt, and MDACC, as described below. We also have preclinical collaborations with MDACC, RPCI, and Ohio State University. We sponsor our own clinical trials and also collaborate on investigator-sponsored clinical trials with the NCI, Moffitt, MDACC, and RPCI.

In addition, we hold exclusive, co-exclusive, and non-exclusive licenses to certain patent and other intellectual property rights with the National Institutes of Health, or NIH, an agency of the United States Public Health Service within the Department of Health and Human Services, Moffitt, MDACC, and PolyBioCept as described below in this Annual Report on Form 10-K.

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

In August 2016, the NCI and we entered into a second amendment to the CRADA. The principal changes effected by the second amendment included (i) extending the term of the CRADA by another five years to August 2021, and (ii) modifying the focus on the development of unmodified TIL as a stand-alone therapy or in combination with FDA-licensed products and commercially available reagents routinely used for adoptive cell therapy. The parties will continue the development of improved methods for the generation and selection of unmodified TIL with anti-tumor reactivity in metastatic melanoma, bladder, lung, breast, and HPV-associated cancers.

Pursuant to the terms of the CRADA, as amended, we are required to make quarterly payments of $0.5 million to the NCI for support of research activities. To the extent we license patent rights relating to TIL-based product candidates under this agreement, we will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, we may be required to supply certain test articles, including TIL, grown and processed under cGMP conditions, suitable for use in clinical trials, where we hold the investigational new drug application for such clinical trial. The extended CRADA has a five-year term expiring in August 2021. Either party may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date.

Patent License Agreement Related to the Development and Manufacture of TIL

Effective October 5, 2011, we entered into a Patent License Agreement (“the Patent License Agreement”) with the NIH, which Patent License Agreement was subsequently amended on February 9, 2015 and October 2, 2015. Pursuant to the Patent License Agreement as amended, the NIH granted us licenses, including exclusive, co-exclusive, and non-exclusive licenses, to certain technologies relating to unmodified autologous tumor infiltrating lymphocyte adoptive cell therapy products for the treatment of metastatic melanoma, lung, breast, bladder and HPV-positive cancers. Unless terminated sooner, the license shall remain in effect until the last licensed patent right expires. The Patent License Agreement requires the Company to pay royalties based on a percentage of net sales (which percentage is in the mid-single digits), a percentage of revenues from sublicensing arrangements, and lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications and other direct costs incurred by the NIH pursuant to the agreement.

Exclusive Patent License Agreement Related to TIL Selection

On February 10, 2015, we entered into an Exclusive Patent License Agreement (the “Exclusive Patent License Agreement”) with the NIH under which we received an exclusive license to the NIH’s rights to patent-pending technologies related to methods for improving adoptive cell therapy through potentially more potent and efficient production of TIL from melanoma tumors by selecting for T-cell populations that express various inhibitory receptors. Unless terminated sooner, the license shall remain in effect until the last licensed patent right expires. Under the Exclusive Patent License Agreement, the Company agreed to pay customary royalties based on a percentage of net sales of a licensed product (which percentage is in the mid-single digits), a percentage of revenues from sublicensing arrangements, and lump sum benchmark payments upon the successful completion of clinical studies involving licensed technologies, the receipt of the first FDA approval or foreign equivalent for a licensed product or process resulting from the licensed technologies, the first commercial sale of a licensed product or process in the United States, and the first commercial sale of a licensed product or process in any foreign country.

H. Lee Moffitt Cancer Center

Research Collaboration and Clinical Grant Agreements with Moffitt

In December 2016, we entered into a new three-year sponsored research agreement, or SRA, with Moffitt. The SRA covers research aimed at better understanding TIL products and enhancing the therapeutic efficacy of TIL.

We have entered into three clinical grant agreements with Moffitt involving investigator-sponsored trials. In June 2017, we entered into a clinical grant agreement with Moffitt to evaluate TIL therapy in a clinical trial that combines TIL with nivolumab in NSCLC. Dosing in this clinical trial began in late 2017. This Phase 1 study (NCT03215810) is designed to enroll up to 18 patients with advanced NSCLC. Initial results were reported at the 19th World Conference on Lung Cancer in September 2018. Under this clinical grant agreement, we obtained a non-exclusive, royalty-free license to any new Moffitt inventions made in the performance of the agreement. In December 2016, we entered into a clinical grant agreement with Moffitt under which we provide support for an ongoing clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with metastatic melanoma. In July 2014, we entered into a clinical grant agreement with Moffitt under which we provided support for a clinical trial at Moffitt that combines TIL therapy with ipilimumab for the treatment of patients with metastatic melanoma. Under all three clinical grant agreements with Moffit, we have non-exclusive rights to clinical data arising from the respective clinical trials.

Exclusive License Agreement with Moffitt

We entered into a license agreement with Moffitt, or the “First Moffitt License”, effective as of June 28, 2014, under which we received a world-wide license to Moffitt’s rights to patent-pending technologies related to methods for improving TIL for adoptive cell therapy using toll-like receptor agonists. Unless earlier terminated, the term of the license extends until the earlier of the expiration of the last issued patent related to the licensed technology or 20 years after the effective date of the license agreement.

Pursuant to the First Moffitt License, we paid an upfront licensing fee in the amount of $0.1 million. A patent issuance fee will also be payable under the First Moffitt License, upon the issuance of the first U.S. patent covering the subject technology. In addition, we agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales (which percentage is in the low single digits) and sublicensing payments, as applicable, and annual minimum royalties beginning with the first sale of products based on the licensed technologies, which minimum royalties will be credited against the percentage royalty payments otherwise payable in that year. We will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the First Moffitt License related to the treatment of any cancers in the United States, Europe and Japan and in other countries designated by us in agreement with Moffitt.

PolyBioCept and Karolinska University Hospital

PolyBioCept Exclusive and Co-Exclusive License Agreement

On September 14, 2016, we entered into an exclusive and co-exclusive license Agreement, or the PolyBioCept Agreement, with PolyBioCept. PolyBioCept has filed two patent applications with claims related to a cytokine cocktail for use in expansion of lymphocytes, one of which has been abandoned. Under the PolyBioCept Agreement, we received the exclusive right and license to PolyBioCept’s intellectual property to develop, manufacture, market and genetically engineer TIL produced by expansion, selection and enrichment using a proprietary cytokine cocktail. We also received a co-exclusive license (with PolyBioCept) to develop, manufacture and market genetically engineered TIL under the same intellectual property. The licenses are for the use in all cancers and are worldwide in scope, with the exception that the uses in melanoma are not included for certain countries of the former Soviet Union.

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

Karolinska University Hospital and Karolinska Institute Agreements

In connection with the execution of the PolyBioCept Agreement, we also (i) entered into a clinical trials agreement with the Karolinska University Hospital to conduct clinical trials in glioblastoma and pancreatic cancer at the Karolinska University Hospital, and (ii) agreed to enter into a sponsored research agreement with the Karolinska Institute for the research of the cytokine cocktail in additional indications. In the year ended December 31, 2016, we paid Karolinska University Hospital $1.6 million to conduct these clinical trials. As of April 9, 2018, we terminated the clinical trials agreement with the Karolinska University Hospital. In June 2018, we received a refund of $1.6 million from Karolinska University Hospital, which resulted in a reversal of prior period expenses and a credit of $0.4 million in our consolidated statement of operations for the year ended December 31, 2018.

M.D. Anderson Cancer Center

In April 2017, we entered into a Strategic Alliance Agreement, or SAA, with MDACC under which we and MDACC agreed to conduct clinical and preclinical research studies. We agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA. In return, we will acquire all rights to inventions resulting from the studies and have been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of MDACC reasonably necessary to exploit, including the commercialization thereof. We have also been granted certain rights in clinical data generated by MDACC outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt of all deliverables due to us from M.D. Anderson thereunder. In May 2017, the Company made a prepayment of $1.4 million under this agreement.

Roswell Park Cancer Institute

In November 2018, we entered into an SAA with RPCI to conduct a clinical research study of TIL therapy in bladder cancer. The trial is being conducted and sponsored by RPCI and will use LN-145 manufactured by us. We plan to initiate dosing in this study in 2019. Previously, in July 2018, we entered into a Research Collaboration Agreement with Roswell Park Cancer Institute for a pre-clinical collaboration to explore the potential for TIL therapy in bladder and other cancers.

MedImmune

In December 2015, we entered into a collaboration agreement, which we refer to as the MedImmune Agreement, with MedImmune, the global biologics research and development arm of AstraZeneca, to conduct clinical and preclinical research in immuno-oncology. Under the terms of the MedImmune Agreement, we will fund and conduct at least one clinical trial combining MedImmune's PD-L1 inhibitor, durvalumab, which will be supplied by MedImmune, with TIL product manufactured by us. In December 2017, under the MedImmune Agreement, we announced a Phase 2 multicenter clinical trial in NSCLC, IOV-LUN-201, to be sponsored by us. The protocol for this trial was amended in 2018 to enroll 12 anti-PD-1/ PD-L1 naïve NSCLC patients for treatment with durvalumab first, and if they fail to respond, for treatment with LN-145. This clinical trial is expected to begin enrolling patients in 2019.

Ohio State University

In September 2017, we entered into a preclinical research collaboration with the Ohio State University focused on TIL, MIL and PBL technologies. The collaboration focuses on hematologic malignancies in areas of poor prognostic cancer with high unmet need, which include AML and CLL.

Cellectis and Phio

In June 2018, we entered into a preclinical research collaboration with Cellectis S.A., or Cellectis, to investigate transcription activator-like effector nucleases, or TALEN, for genetic editing in conjunction with TIL therapy. In May 2018, we entered into a preclinical research collaboration with Phio Pharmaceuticals, Inc., or Phio, to investigate self-delivering ribonucleic acid interference methods for altering genetic expression in conjunction with TIL therapy.

Competition

The biotechnology and pharmaceutical industries put significant resources in developing novel and proprietary therapies for the treatment of cancer. We compete with multiple entities who have developed and are developing immuno-oncology therapies, including large and specialty pharmaceutical and biotechnology companies, academic research institutions and governmental agencies and public and private research institutions, as well as companies developing novel targeted therapies for cancer. Universities and public and private research institutions in the U.S. and Europe are also potential competitors. For example, a Phase 3 study comparing TIL to standard ipilimumab in patients with metastatic melanoma is currently being conducted in Europe by the Netherlands Cancer Institute, the Copenhagen University Hospital at Herlev, and the University of Manchester. While these universities and public and private research institutions primarily have educational objectives, they may develop proprietary technologies that lead to other FDA-approved therapies or that secure patent protection. We anticipate that we will face possibly increasing competition as new drugs and therapies enter the market and advanced technologies become available.

Due to the promising clinical therapeutic effect of their therapies in clinical exploratory trials, we anticipate substantial direct competition from other organizations developing advanced T-cell therapies targeting patients who have received prior anti-PD-1/PD-L1 therapies. In particular, we expect to compete with other new therapies for our lead indications developed by companies such as Bristol-Myers Squibb, Merck, Nektar Therapeutics, Idera Pharmaceuticals, Syndax Pharmaceuticals, Dynavax Technologies, Oncosec Medical, Immetacyte, WindMIL Therapeutics, and others. We also may compete with therapies based on genetically engineered T cells rendered reactive against tumor-associated antigens prior to their administration to patients. Genetically engineered T cells are being pursued by several companies, including Adaptimmune, Celgene (in collaboration with bluebird bio as well as through Celgene’s subsidiary Juno Therapeutics), Gilead Sciences, Novartis and others. To date, these technologies have been primarily applicable to hematologic malignancies, but their application in solid tumor indications may create competition with us.

Competition for late stage melanoma patients may come, if approved, from several compounds currently under development. NKTR-214, a pegylated version of IL-2, a CD122 agonist, under development by Nektar, in combination with nivolumab has reported 20 out of 38 stage 4 treatment naïve melanoma patients reported a partial or complete response. NKTR-214 activates cancer-fighting T cells and natural killer cells directly in the tumor, and it boosts PD-1 expression. At least two companies are combining novel agents, such as TLR9 agonists, with checkpoint inhibitors in melanoma indications. Idera Pharmaceuticals reported preliminary results from an ongoing Phase 3 clinical trial of the TLR9 agonist IMO-2125 in combination with ipilimumab indicating an ORR of 29% in 34 melanoma patients who had previously received anti-PD-1 therapy. Dynavax reported preliminary results from an ongoing Phase 1b clinical trial of the TLR9 agonist SD-101 in combination with pembrolizumab indicating an ORR of 21% in 29 patients who had received prior anti-PD-1 therapy.

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

Biologic products are regulated by the FDA under a combination of the Federal Food, Drug, and Cosmetic Act, or FFDCA, and Public Health Services Act, or PHSA, and the FDA’s implementing regulations. Failure to comply with regulatory requirements may result in significant regulatory actions. Such actions may include refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold or termination of clinical trials, warning letters, untitled letters, cyber letters, modification of promotional materials or labeling, provision of corrective information, imposition of post-market requirements including the need for additional testing, imposition of distribution or other restrictions under a Risk Evaluation and Mitigation Strategy, or REMS, product recalls, product seizures or detentions, refusal to allow imports or exports, total or partial suspension of production or distribution, FDA debarment, injunctions, fines, consent decrees, corporate integrity agreements, debarment from receiving government contracts and new orders under existing contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement, or civil or criminal penalties, including fines and imprisonment, and adverse publicity, among other adverse consequences.

The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices, or GLP, regulation, as well as manufacturing development and formulation studies;
•	submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
•	approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site or centrally, before the trial is begun;
•	performance of adequate and well-controlled human clinical trials to establish the safety, and efficacy of the proposed biologic product candidate for its intended purpose;
•	preparation of and submission to the FDA of a BLA, after completion of pivotal clinical trial(s);
•	satisfactory completion of an FDA Advisory Committee review, if applicable;
•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical sites to assess compliance with current Good Clinical Practices, or cGCPs; and
•	FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States, which must be updated periodically when changes are made.

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

Regulatory authorities, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk, that the trial is not being conducted in accordance with regulatory or IRB requirements, or that the trial is unlikely to meet its stated objectives. Sponsors may also discontinue studies or development programs for many reasons, including changing business objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, or DSMB, which provides recommendations and assessments for whether or not a study should move forward at designated check points based on access to certain data from the study. Following a review by a DSMB, the study may be halted if there is an unacceptable safety risk for subjects or on other grounds, such as failure to demonstrate efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries. For instance, we are required to register certain clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in enforcement actions and adverse publicity.

For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap. Although these are the typical phases for progression, and characteristics of the phases of a clinical development program, certain expedited programs allow for variations that could support a marketing application based on surrogate endpoints, intermediate clinical endpoints, or single-arm as opposed to comparative or placebo-controlled studies.

•	Phase 1 - The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
•	Phase 2 - The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•	Phase 3 - The investigational product is administered to an expanded patient population in adequate and well-controlled studies to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit relationship of the investigational product and to provide an adequate basis for product approval. Typically, two Phase 3 studies are required by the FDA for product approval.
•	Phase 4 - In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be made a condition to approval of the BLA.

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

BLA Submission and Review by the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by investigators. The submission of a BLA requires payment of a substantial user fee to the FDA, under the Prescription Drug User Fee Act, and the sponsor of an approved BLA is also subject to annual program fees. These fees are typically increased annually. A waiver of user fees may be obtained under certain limited circumstances.

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

The FDA’s goal is to review the application within ten months after it accepts the application for filing, or, if the application relates to a serious or life-threatening indication and, if approved, the product would provide a significant improvement in safety and efficacy, six months after the FDA accepts the application for filing, which is referred to as Priority Review. The review process is often significantly extended if the FDA requests additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. There are numerous FDA personnel assigned to review different aspects of a BLA, and uncertainties can be presented by their ability to exercise judgment and discretion during the review process. The development and provision of additional data and information requested by FDA during review of a BLA may be time consuming and expensive.

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

A sponsor may seek approval of its product candidate under programs designed to accelerate the FDA’s review and approval of new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. For a Fast Track designation, the FDA may consider sections of the BLA for review on a rolling basis before the complete application is submitted if relevant criteria are met. Fast Track-designated products are also eligible for more frequent FDA interactions. A Fast Track-designated product candidate may also qualify for Rriority Review, under which the FDA sets the target date for FDA action on the BLA at six months after the FDA accepts the application for filing. Priority Review is granted when there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious condition. If criteria are not met for Priority Review, the application is subject to the standard FDA review period of 10 months after the FDA accepts the application for filing. Priority Review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

Under the Accelerated Approval Program, the FDA may approve a BLA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. To qualify for Accelerated Approval, the product must be intended to treat a serious condition and must generally provide a meaningful advantage over available therapies. Post-marketing studies or completion of ongoing studies after marketing approval are required to verify the biologic’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. If this trial is not conducted, if it fails to verify the benefit, if other evidence demonstrates that the product is not safe, pure or potent, or if the applicant disseminates false or misleading promotional material, the FDA may withdraw approval of the application on an expedited basis. Sponsors of products under the Accelerated Approval Pathway must further submit promotional materials to the FDA before dissemination.

In addition, the Food and Drug Administration Safety and Innovation Act, or FDASIA, which was enacted and signed into law in 2012, established the new Breakthrough Therapy Designation. A sponsor may seek FDA designation of its product candidate as a Breakthrough Therapy if the product candidate is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Sponsors may request the FDA to designate a Breakthrough Therapy at the time of or any time after the submission of an IND, but ideally before an end-of-Phase 2 meeting with the FDA. If the FDA designates a Breakthrough Therapy, it may take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the therapy; providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and considering alternative clinical trial designs when scientifically appropriate, which may result in smaller trials or more efficient trials that require less time to complete and may minimize the number of patients exposed to a potentially less efficacious treatment. Breakthrough Therapy designation also allows the sponsor to file sections of the BLA for review on a rolling basis.

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

In August 2017, we announced that the FDA had granted Fast Track designation for lifileucel, for advanced metastatic melanoma. The Fast Track designation does not change the standards for approval but may expedite the development or approval process. In October 2018, we announced that lifileucel had received the RMAT designation for metastatic melanoma.

Orphan Drugs

During 2015, we received an orphan drug designation for lifileucel in the United States to treat malignant melanoma stages IIB-IV. We plan to seek orphan drug designation for some or all our other product candidates in specific orphan indications in which there is a medically plausible basis for the use of such products.

During 2018, we received an orphan-drug designation from the FDA for LN-145 for the treatment of cervical cancer with a tumor size of great than 2cm in diameter.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic, as sameness is defined in FDA’s regulations, for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research, opportunities for certain research grant funding, and a waiver of the BLA application fees. The tax credit, however, was recently limited through Congress’s tax reform efforts. Despite these benefits, the orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

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

Post-Approval Requirements

Any products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product and deviations, annual reporting and monitoring and providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, certain electronic records and signatures, fulfilling post-marketing study and REMS commitments, and complying with FDA promotion and advertising requirements, which include, among other things, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available products for off-label use, if they deem such use to be appropriate in their professional medical judgment, manufacturers may not market or promote such off-label uses. Recent court decisions have impacted FDA’s enforcement activity regarding off-label promotion in light of First Amendment considerations; however, there are still significant risks in this area, in part due to the potential for False Claims Act exposure.

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

The Drug Supply Chain Security Act, or DSCSA, imposes obligations on manufacturers of prescription biopharmaceutical products for commercial distribution, regulating the distribution of the products at the federal level, and sets certain standards for federal or state registration and compliance of entities in the supply chain, including manufacturers and repackagers, wholesale distributors, third-party logistics providers, and dispensers. The DSCSA preempts previously enacted state laws and the pedigree requirements of the Prescription Drug Marketing Act, or PDMA. Trading partners within the drug supply chain must now ensure certain product tracing requirements are met that they are doing business with other authorized trading partners; and they are required to exchange transaction information, transaction history, and transaction statements. Further, the DSCSA limits the distribution of prescription pharmaceutical products and imposes requirements to ensure overall accountability and security in the drug supply chain. As of November 27, 2018, product identifier information, an aspect of the product tracing scheme, is required.

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

Other Healthcare Laws and Compliance Requirements

Our sales, promotion, medical education and other activities following product approval will be subject to regulation by numerous regulatory and law enforcement authorities in the United States, and in addition to the FDA, these entities may include the Federal Trade Commission, the Department of Justice, the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services and state and local governments. Our promotional and scientific/educational programs must comply with the federal Anti-Kickback Statute, or AKS, the Foreign Corrupt Practices Act, or FCPA, the False Claims Act, or FCA, the Veterans Health Care Act, physician payment transparency laws, privacy laws, security laws, and additional state laws similar to the foregoing.

The federal AKS prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs, in whole or in part. The term remuneration has been interpreted broadly to include anything of value. The federal AKS has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the AKS. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Our practices may not in all cases meet all the criteria for protection under a statutory exception or regulatory safe harbor.

Additionally, the intent standard under the federal AKS was amended by the Patient Protection Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, which is collectively referred to as the Affordable Care Act, or ACA, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal AKS constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. On January 31, 2019, the U.S. Department of Health and Human Services issued a proposed rule aimed at eliminating certain AKS safe harbor protections for drug rebates.

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

Even for entities that are not deemed “covered entities” or “business associates” under HIPAA, according to the United States Federal Trade Commission, or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 USC § 45(a). The FTC expects a company's data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC's guidance for appropriately securing consumers' personal information is similar to what is required by the HIPAA Security Rule.

Payments made to physicians and other healthcare providers, and other financial interests, have been the subject of a range of federal and state laws. The federal physician payment transparency requirements, sometimes referred to as the Physician Payments Sunshine Act, or the Sunshine Act, was created under the ACA. The Sunshine Act, among other things, imposes reporting requirements on drug manufacturers for payments or other transfers of value made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians, other healthcare providers, and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an additional aggregate of $1 million per year for “knowing failures,” for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Beginning in 2021, the reporting and transparency requirements for physicians will extend to physician assistants, nurse practitioners, and other mid-level healthcare professionals, requiring the reporting of payments and transfers made in that same calendar year. Additionally, certain states also mandate implementation of commercial compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and other healthcare professionals.

Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to items or services reimbursed by any third-party payor, including commercial insurers, and in some cases may apply regardless of payor. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report pricing and marketing information, including, among other things, information related to payments to physicians and other healthcare providers or marketing expenditures, state and local laws that require the registration of pharmaceutical sales representatives, and state laws governing the privacy and security of health information and the use of prescriber-identifiable data in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil, administrative, and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and individual imprisonment, injunctions, private qui tam actions brought by individual whistleblowers in the name of the government, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results.

Coverage and Reimbursement

Sales of pharmaceutical products depend significantly on the availability of third-party coverage and reimbursement. Third-party payors include Medicare, Medicaid, and other government programs at the federal and state level, managed care providers, private health insurers and other organizations. Third party payors decide which drugs they will pay for on behalf of their beneficiaries and establish reimbursement levels for health care. Although we currently believe that third-party payors will provide coverage and reimbursement for our product candidates, if approved, these third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services, with a recent focus on prioritization of “equivalent,” less expensive alternatives when available. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive clinical studies to demonstrate the comparative cost-effectiveness of our products. The product candidates that we develop may not be considered cost-effective. It is time consuming and expensive for us to seek coverage and reimbursement from third-party payors. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved, especially for product candidates such as ours, which are used in the inpatient setting, usually resulting in no separate reimbursement for pharmaceuticals. There are additional pressures on pricing as a result of other, peripheral policies impacting reimbursement across both government and private payors. Non-health specific policies may impart downstream impacts on private insurance reimbursement decision-making. In consideration of these numerous factors, reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

Medicare is a federally-funded program managed by CMS through local contractors that administer coverage and reimbursement for certain healthcare items and services furnished to the elderly and disabled. Medicare Part A covers inpatient hospitalization and Medicare Part B covers outpatient medical services. Medicare coverage of drugs and biological products and payment rates to providers are established by federal law and regulations. Medicaid is an insurance program for certain categories of low income patients who are otherwise uninsured and is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid and requires rebates on outpatient drugs and biological products, including those administered by physicians if the cost is billed separately. Each state creates specific regulations that govern its individual program, including supplemental rebate programs that prioritize coverage for drugs on the state Preferred Drug List. Government laws and regulations also establish price controls on prescription drugs purchased by government agencies that provide health care and certain federally funded hospital outpatient departments and clinics. In the United States, private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government provides reimbursement through the Medicare or Medicaid programs for such products and services. These restrictions and limitations influence the purchase of healthcare services and products. In addition, government programs like Medicaid include substantial penalties for increasing commercial prices over the rate of inflation which can affect realization and return on investment. Further, some stakeholders have recently questioned whether the market price of prescription drugs may be inflated by virtue of the built-in cost imparted by the government rebate model, often negotiated indirectly in exchange for a coverage determination or formulary placement where relevant.

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

In the EU, member states require both regulatory clearances by the national competent authority and a favorable ethics committee opinion prior to the commencement of a clinical trial. Under the EU regulatory systems, marketing authorization applications may be submitted under either a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU member states. It is compulsory for medicines produced by certain biotechnological processes. Because our products are produced in that way, we would be subject to the centralized process. Under the centralized procedure, pharmaceutical companies submit a single marketing authorization application to the European Medicines Agency. Once granted by the European Commission, a centralized marketing authorization is valid in all EU member states, as well as the European Economic Area countries. By law, a company can only start to market a medicine once it has received a marketing authorization.

Employees

As of December 31, 2018, we had 88 employees, 67 of whom were engaged in research and development activities and 21 of whom were engaged in general and administrative support activities. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel.

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

We are a clinical-stage biotechnology company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient's own immune system to eradicate cancer cells. We do not have products approved for commercial sale and have not generated revenue from operations. As of December 31, 2018, we had an accumulated deficit of $372.8 million. In addition, during the fiscal year ended December 31, 2018, we incurred a net loss of $123.6 million. Since our inception we have not generated any revenues from operations. We do not expect to generate any meaningful product sales or royalty revenues for the foreseeable future. We expect to incur significant additional operating losses in the future as we expand our development and clinical trial activities in support of demonstrating the effectiveness of our products.

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

We currently have no products approved for commercial distribution. We have invested a significant portion of our efforts and financial resources in the development of our current product candidates, lifileucel and LN-145 and expect that we will continue to invest heavily in our current product candidates, as well as in any future product candidates we may develop. Our business depends entirely on the successful development and commercialization of our product candidates, which may never occur. Our ability to generate revenues in the future is substantially dependent on our ability to develop, obtain regulatory approval for, and then successfully commercialize our product candidates. We currently generate no revenue from the sale of any products, and we may never be able to develop or commercialize a marketable product.

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

We have not previously submitted a BLA to the FDA, or similar marketing application to comparable foreign authorities, for any product candidate, and we cannot be certain that our current or any future product candidates will be successful in clinical trials or receive regulatory approval.

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

Our reliance on these third parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on the CROs, clinical trial sites, and other third parties does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical trials are conducted in accordance with Good Laboratory Practices, or GLPs, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with GCPs for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators, and trial sites. If we, our CROs, clinical trial sites, or other third parties fail to comply with applicable GCPs or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations.

In addition, we will be required to report certain financial interests of our third-party investigators if these relationships exceed certain financial thresholds or meet other criteria. The FDA or comparable foreign regulatory authorities may question the integrity of the data from those clinical trials conducted by investigators that are determined to have conflicts of interest.

In addition, our clinical trials must be conducted with product candidates that were produced under cGMP regulations. Our failure to comply or our CMOs’ failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register certain clinical trials and post the results of certain completed clinical trials on a government sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in enforcement actions and adverse publicity.

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

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any current or future clinical studies will be conducted as planned or completed on schedule, if at all, or that any of our product candidates will receive regulatory approval. We initiated clinical trials in patients with metastatic melanoma, cervical, head and neck and non-small cell lung cancers, and in other indications in collaboration with third parties. We plan to initiate trials in new indications, and new cohorts in existing trials. Even as these trials progress, issues may arise that could require us to suspend or terminate such clinical trials or could cause the results of one cohort to differ from a prior cohort. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely initiation or completion of clinical development, or product approval include:

•	inability to generate sufficient preclinical data to support the initiation of clinical studies;
•	regulators or Institutional Review Boards, or IRBs may not authorize us or our investigators to commence a clinical trial, conduct a clinical trial at a prospective trial site, or amend trial protocols, or regulators or IRBs may require that we modify or amend our clinical trial protocols;
•	delays in reaching a consensus or inability to obtain agreement with regulatory agencies on study design;
•	the FDA or comparable foreign regulatory authorities may disagree with our intended indications, study design or our interpretation of data from preclinical studies and clinical trials or find that a product candidate’s benefits do not outweigh its safety risks;
•	the FDA or comparable foreign regulatory authorities may not accept data from studies with clinical trial sites in foreign countries;
•	the FDA may not allow us to use the clinical trial data from a research institution to support an IND if we cannot demonstrate the comparability of our product candidates with the product candidate used by the relevant research institution in its clinical studies;
•	delays in or failure to reach an agreement on acceptable terms with prospective CROs and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;
•	delays in obtaining required IRB approval at each clinical study site;
•	imposition of a temporary or permanent clinical hold, suspensions or terminations by regulatory agencies, IRBs, or us for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks, undesirable side effects, or other unexpected characteristics of the product candidate, or due to findings of undesirable effects caused by a chemically or mechanistically similar therapeutic or therapeutic candidate;
•	delays in recruiting suitable patients to participate in our clinical studies;
•	delay in adding new investigators or clinical trial sites, or withdrawal of clinical trial sites from a study;
•	delay or change in strategic direction for an indication resulting from differences in results between cohorts in a clinical trial, such as Cohort 2 and Cohort 4 of the C-144-01 clinical trial, including differences in patient population, or from different interpretations of the results using a BIRC;
•	failure by our CROs, clinical trial sites, patients, or other third parties, or us to adhere to clinical study requirements, including regulatory, contractual or protocol requirements;
•	failure to perform in accordance with the FDA’s cGCP requirements, or applicable regulatory guidelines in other countries;
•	the number of patients required for clinical trials of our product candidates may be larger than we anticipate or enrollment in these clinical trials may be slower than we anticipate;
•	patients that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop such patients from the study or clinical trial, increase the needed enrollment size for the study or clinical trial or extend the study’s or clinical trial’s duration;
•	patients dropping out of a study;
•	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols to regulatory authorities and IRBs, and which may cause delays in our development programs, or changes to regulatory review times;
•	there may be regulatory questions or disagreements regarding interpretations of data and results, or new information may emerge regarding our product candidates;
•	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;
•	the cost of clinical studies of our product candidates being greater than we anticipate, or we may have insufficient funds for a clinical trial or to pay the substantial user fees required by the FDA upon the filing of a BLA;
•	clinical studies of our product candidates producing negative or inconclusive results may fail to provide sufficient data and information to support product approval, or our studies may fail to reach the necessary level of statistical or clinical significance, which may result in our deciding, or regulators requiring us, to conduct additional clinical studies, or preclinical studies, or abandon product development programs;

•	early results from our clinical studies of our product candidates may be negatively affected by changes in efficacy measures such as overall response rate and duration of response as more patients are enrolled in our clinical trials or as new cohorts of our clinical trials are tested, and overall response rate and duration of response may be negatively affected by the inclusion of unconfirmed responses in preliminary results that we report if such responses are not later confirmed;
•	we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development;
•	there may be changes to the therapeutics or their regulatory status which we are administering in combination with our product candidates;
•	the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or our manufacturing facilities for clinical and future commercial supplies;
•	the FDA or comparable regulatory authorities may take longer than we anticipate making a decision on our product candidates;
•	transfer of our manufacturing processes to our contract manufacturers or other larger-scale facilities operated by a CMO and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process;
•	our use of different manufacturing processes within our clinical trials, including our Gen 1 and Gen 2 manufacturing processes, and any effects that may result from the use of different processes on the clinical data that we have reported and will report in the future; and
•	delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical studies or the inability to do any of the foregoing, including as a result of any quality issues associated with the contract manufacturer.

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

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to, or we may elect to, conduct additional studies to bridge our modified product candidates to earlier versions. These changes may require the FDA approval or notification, may not have their desired effect and the FDA may not accept data from prior versions of the product to support an application, delaying our clinical trials or programs or necessitating additional clinical or preclinical studies. By example, we changed our manufacturing process from our first generation, or Gen 1 to our second generation, or Gen 2 to decrease the production time and allow for the cryopreservation of the product. We may find that this update has unintended consequences that necessitates additional development and manufacturing work, additional clinical and preclinical studies, or that results in non-approval of a BLA.

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

We have opened enrollment of our company-sponsored, Phase 2 clinical trials to establish the feasibility of our product, and to assess its overall safety in patients with metastatic melanoma, cervical, head and neck and lung cancers. However, we may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. For example, we have nine active clinical sites for the company-sponsored NSCLC study, yet we have not yet been able to infuse any patients. As a further example, KEYTRUDA has recently been approved in cervical cancer patients that expressed PD-L1≥ 1. We have recently amended the protocol for our cervical cancer study to exclude patients with prior immunotherapy treatment and to limit the number of prior treatments to no more than three. It is difficult to assess the impact, if any, on the recent approval of KEYTRUDA and the amendment of the protocol on the potential enrollment in the cervical cancer study. Our ability to enroll or treat patients in our other studies, or the duration or costs of those studies, could be affected by similar factors. Furthermore, the timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Accordingly, we cannot guarantee that the trial will progress as planned or as scheduled. Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our ongoing clinical trial and planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

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

Clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Because our product candidates are based on new cell therapy technologies and manufactured on a patient-by-patient basis, we expect that they will require extensive research and development and have substantial manufacturing costs. In addition, costs to treat patients with relapsed/refractory cancer and to treat potential side effects that may result from our product candidates can be significant. Some clinical trial sites may not bill, or obtain coverage from, Medicare, Medicaid, or other third-party payors for some or all of these costs for patients enrolled in our clinical trials, and we may be required by those trial sites to pay such costs. Accordingly, our clinical trial costs are likely to be significantly higher per patient than those of more conventional therapeutic technologies or drug products. In addition, our proposed personalized product candidates involve several complex and costly manufacturing and processing steps, the costs of which will be borne by us. We are also responsible for the manufacturing costs of products for patients that may have a tumor resection but ultimately do not receive an infusion. Depending on the number of patients that we ultimately screen and enroll in our trials, and the number of trials that we may need to conduct, our overall clinical trial costs may be higher than for more conventional treatments.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may experience difficulties or delays in patient enrollment in our clinical trials for a variety of reasons, including:

•	the size and nature of the patient population;
•	the severity of the disease under investigation;
•	the patient eligibility criteria defined in the protocol;
•	the size of the study population required for analysis of the trial’s primary endpoints;
•	the proximity of patients to trial sites;
•	the design of the trial;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	the efforts to facilitate timely enrollment in clinical trials and the effectiveness of recruiting publicity;
•	the patient referral practices of physicians;
•	competing clinical trials for similar therapies or other new therapeutics not involving cell-based immunotherapy;
•	clinicians’ and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating;
•	clinical investigators enrolling patients who do not meet the enrollment criteria, requiring the inclusion of additional patients in the clinical trial;
•	approval of new indications for existing therapies or approval of new therapies in general;
•	our ability to obtain and maintain patient consents; and
•	the risk that patients enrolled in clinical trials will not complete a clinical trial, return for post-treatment follow-up, or follow the required study procedures. For instance, patients, including patients in any control groups, may withdraw from the clinical trial if they are not experiencing improvement in their underlying disease or condition. Withdrawal of patients from our clinical trials may compromise the quality of our data.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Because the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitor’s use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy and approved immunotherapies, rather than enroll patients in any future clinical trial. In addition, potential enrollees may opt to participate in other clinical trials because of the length of time between the time that their tumor is excised and the TIL is infused back into the patient. Amendments to our clinical protocols may affect enrollment in, or results of, our trials, including recent amendments we have made to limit the number and type of prior therapies.

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

Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete our trials or result in potential product liability claims. Such toxicities, which may arise from TIL therapy in general, including co-therapies, may include, for example, pyrexia, anemia, neutrophil and platelet count decrease, febrile neutropenia, fatigue, chills, hyponatremia, and hypotension. For example, the recent update from the C-144-01 trials included two grade 5 treatment emergent adverse events. In addition, these side effects and deaths may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from personalized cell therapy are not normally encountered in the general patient population and by medical personnel. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Currently, our product candidates are manufactured using processes developed or modified by us or by our third-party research institution collaborators that we may not intend to use for more advanced clinical trials or commercialization. We have selected Gen 2 as the manufacturing process for product registration, and all ongoing and future company-sponsored clinical trials. Although we believe Gen 2 is a commercially viable process, there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-out, process reproducibility, stability issues, lot consistency, and timely availability of raw materials. This includes potential risks associated with FDA not agreeing with all of the details of our validation data or our potency assay prior to starting Cohort 4 of our C-144-01 clinical trial. Furthermore, some of our CMOs may not be able to establish comparability of their products with TIL product used in Cohort 2 or may not be fully validated prior to starting Cohort 4. As a result of these challenges, we may experience delays in our clinical development and/or commercialization plans. We may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

Our current manufacturing strategy involves the use of CMOs. Currently our product candidates are manufactured by WuXi, Lonza Netherlands (formerly PharmaCell), and Moffitt. In 2019 we anticipate that MasTHerCell will manufacture product candidates for use in our European clinical sites. Should we continue to use CMOs, we may not succeed in maintaining our relationships with our current CMOs or establishing relationships with additional or alternative CMOs. Our product candidates may compete with other products and product candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing for us and willing to do so. If our CMOs should cease manufacturing for us, we would experience delays in obtaining sufficient quantities of our product candidates for clinical trials and, if approved, commercial supply. Further, our CMOs may breach, terminate, or not renew these agreements. If we were to need to find alternative manufacturing facilities it would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. The commercial terms of any new arrangement could be less favorable than our existing arrangements and the expenses relating to the transfer of necessary technology and processes could be significant.

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

In the future, we plan to establish our own manufacturing capabilities and infrastructure, including a manufacturing facility. We would expect that development of our own manufacturing facility would provide us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes, and allow for better long-term margins. However, we have no experience as a company in developing a manufacturing facility and may never be successful in developing our own manufacturing facility or capability. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, power failures, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

The manufacture of biopharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of therapeutics often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, and compliance with strictly enforced federal, state, local and foreign regulations.

Moreover, any problems or delays we or our CMOs experience in preparing for commercial scale manufacturing of a product candidate or component may result in a delay in the FDA approval of the product candidate or may impair our ability to manufacture commercial quantities or such quantities at an acceptable cost, which could result in the delay, prevention, or impairment of clinical development and commercialization of our product candidates and could adversely affect our business. Furthermore, if we or our commercial manufacturers fail to deliver the required commercial quantities of our product candidates on a timely basis and at reasonable costs, we would likely be unable to meet demand for our products and we would lose potential revenues.

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

Our, or our CMOs’, manufacturing facilities may be unable to comply with our specifications, cGMPs, and with other FDA, state, and foreign regulatory requirements. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of product candidate that may not be detectable in final product testing. If we or our CMOs are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, or in accordance with the strict regulatory requirements, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Deviations from manufacturing requirements may further require remedial measures that may be costly and/or time-consuming for us or a third party to implement and may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

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

Manufacturing our product candidates requires many reagents, which are substances used in our manufacturing processes to bring about chemical or biological reactions, and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. We currently depend on a limited number of vendors for certain materials and equipment used in the manufacture of our product candidates. Some of these suppliers may not have the capacity to support clinical trials and commercial products manufactured under cGMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. We also do not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Accordingly, we may experience delays in receiving key materials and equipment to support clinical or commercial manufacturing.

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

Our TIL based therapy is based on the adoptive cell therapy technology that we licensed from the NIH and that is presently in use as a physician-sponsored investigational therapy for the treatment of Stage IV metastatic melanoma in the United States at the NCI, MDACC Cancer Center, and Moffit. These current methods of treatment are very labor intensive and expensive, which has limited its widespread application. We have developed new processes that we anticipate will enable more efficient manufacturing of TIL. We may have difficulty demonstrating that the products produced from our new processes are comparable to the existing products. The FDA may require additional clinical testing before permitting a larger clinical trial with the new processes, and the product may not be as efficacious in the new clinical trials. Cellular products are not considered as well characterized products because there are hundreds of markers present on these cells, and even small changes in manufacturing processes could alter the cell types. It is unclear at this time which of those markers are critical for success of these cells to combat cancer, so our ability to predict the outcomes with newer manufacturing processes is limited. The changes that we have made to the historical manufacturing process may require additional testing, which may increase costs and timelines associated with these developments.

In addition to developing a TIL based therapy on existing ACT technology, we are currently conducting clinical trials of our products in combination with other existing drugs. These combination therapies will require additional testing and clinical trials will require additional FDA regulatory approval and will increase our future cost of development.

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

Even if our lead product, lifileucel, is approved and commercialized, we may not become profitable.

Our lead product, lifileucel, is initially targeting a small population of refractory patients that suffer from metastatic melanoma. Even if the FDA approves this new therapy, and even if we obtain significant market share for this initial product candidate, because the potential target population for lifileucel in refractory patients may be small, we may never achieve profitability without obtaining regulatory approval for additional indications. The FDA often approves new therapies initially only for use in patients with relapsed or refractory metastatic disease. We expect to initially seek approval of our product candidates in this setting and are currently studying these patient populations.

We collaborate with governmental, academic and corporate partners to improve and develop TIL therapies for new indications for use in combination with other therapies and to evaluate new TIL manufacturing methods, the results of which, because the manufacturing processes are not within our control, may be incorrect or unreliable.

In addition to our own research and process development efforts, we seek to collaborate with government, academic research institutions and corporate partners to improve TIL manufacturing and to develop TIL therapies for new indications. In 2017, we announced collaborations with Moffitt, MDACC and Ohio State University to evaluate several new solid tumor and hematologic indications for TIL therapy in clinical and preclinical studies as well as, in some cases, new TIL manufacturing approaches. The results of these collaborations may be used to support our filing with the FDA of INDs to conduct more advanced clinical trials of our product candidates, or to otherwise analyze or make predictions or decisions with respect to our current or future product candidates. However, because the majority of our collaborations are conducted at outside laboratories and we do not have complete control over how the studies are conducted or reported or over the manufacturing methods used to manufacture TIL product, the results of such studies, which we may use as the basis for our conclusions, projections or decisions with respect to our current or future product candidates, may be incorrect or unreliable, or may have a negative impact on us if the results of such studies are imputed to our products or proposed indications, even if such imputation is improper. For example, we have entered into collaborations with Moffitt and MDACC to perform clinical trials using TIL products that differ from our products, but the results of these clinical trials, if negative, may adversely impact our stock price and our development plans for our products. Additionally, we may use third party data to analyze, reach conclusions or make predictions or decisions with respect to our product candidates that may be incomplete, inaccurate or otherwise unreliable.

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

Our operations have consumed substantial amounts of cash since inception. From our inception to December 31, 2018, we have an accumulated deficit of $372.8 million. In addition, our research and development and our operating costs have also been substantial and are expected to increase. In January 2018, we closed an underwritten public offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $162.0 million. In October 2018, we closed an underwritten public offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, were of $236.7 million. We expect to continue to spend substantial amounts to continue the clinical development of our product candidates. As of December 31, 2018, we had $468.5 million in cash, cash equivalents and short-term investments.

Accordingly, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next twelve months from the date this Annual Report on Form 10-K is issued. However, in order to complete the development of our current product candidates, and in order to affect our business plan (including establishing our own manufacturing facility), we anticipate that we will have to spend more than the funds currently available to us. Furthermore, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may require additional capital for the further development and commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Moreover, our fixed expenses such as rent, minimum payments to our contract manufacturers, and other contractual commitments, including those for our research collaborations, are substantial and are expected to increase in the future.

We will need to obtain additional financing to fund our future operations, including completing the development and commercialization of our product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

•	Progress, timing, scope and costs of our clinical trials, including the ability to timely initiate clinical sites, enroll subjects and manufacture TIL for treatment for patients in our ongoing, planned and potential future clinical trials;
•	Time and cost necessary to obtain regulatory approvals that may be required by regulatory authorities to execute clinical trials or commercialize our product;
•	Our ability to successfully commercialize our product candidates, if approved;
•	Our ability to have clinical and commercial product successfully manufactured consistent with FDA and European Medicines Agency, or EMA, regulations;
•	Amount of sales and other revenues from product candidates that we may commercialize, if any, including the selling prices for such potential products and the availability of adequate third-party coverage and reimbursement for patients;
•	Sales and marketing costs associated with commercializing our products, if approved, including the cost and timing of building our marketing and sales capabilities;
•	Cost of building, staffing and validating our own manufacturing facility in the United States;
•	Terms and timing of our current and any potential future collaborations, licensing or other arrangements that we have established or may establish;
•	Cash requirements of any future acquisitions or the development of other product candidates;
•	Costs of operating as a public company;
•	Time and cost necessary to respond to technological, regulatory, political and market developments;
•	Costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	Costs associated with any potential business or product acquisitions, strategic collaborations, licensing agreements or other arrangements that we may establish.

Unless and until we can generate a sufficient amount of revenue, we may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances and marketing or distribution arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay or reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. Our current license and collaboration agreements may also be terminated if we are unable to meet the payment obligations under those agreements. As a result, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

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

Subject to various spending levels approved by the Board of Directors, our management will have broad discretion in the use of the net proceeds from our capital raises, including our October 2018 January 2018, and September 2017 public offerings, and may not use them effectively.

Our management will have discretion in the application of the net proceeds from our capital raises, including our October 2018, January 2018 and September 2017 public offerings, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from those capital raises are being used appropriately. You may not agree with our decisions, and our use of the proceeds from our capital raises may not yield any return to stockholders. Because of the number and variability of factors that will determine our use of the net proceeds from our capital raises, including our October 2018, January 2018 and September 2017 public offerings, their ultimate use may vary substantially from their currently intended use. Our failure to apply the net proceeds of our capital raises, including our October 2018, January 2018 and September 2017 public offerings, effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. Stockholders will not have the opportunity to influence our decisions on how to use our net proceeds from capital raises, including our October 2018, January 2018 and September 2017 public offerings. Pending their use, we may invest the net proceeds from our capital raises, including our October 2018, January 2018 and September 2017 public offerings, in interest and non-interest bearing cash accounts, short-term, investment-grade, interest-bearing instruments and U.S. government securities. These temporary investments are not likely to yield a significant return.

The use of our net operating loss carryforwards and research tax credits may be limited.

Our net operating loss carryforwards and any future research and development tax credits may expire and not be used. As of December 31, 2018, we had U.S. federal net operating loss carryforwards of approximately $251.5 million. Our net operating loss carryforwards arising in taxable years ending on or prior to December 31, 2018 will begin expiring in 2027 if we have not used them prior to that time. Net operating loss carryforwards arising in taxable years ending after December 31, 2018 are no longer subject to expiration under the Internal Revenue Code of 1986, as amended, or the Code. Additionally, our ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Sections 382 and 383 of the Code, respectively, if we have a cumulative change in ownership of more than 50% within a three-year period.

We have performed an IRC Section 382 analysis as of December 31, 2017. Per the analysis, the May 2013 recapitalization, private placements in 2014 and 2016 may have already triggered such an ownership change. As a result, the federal and state carryforwards associated with the net operating loss and credit deferred tax assets were reduced by the amount of tax attributes estimated to expire during their respective carryforward periods. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. Depending on our future tax position, limitation of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

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

Our projections regarding the market opportunities for our product candidates may not be accurate, and the actual market for our products may be smaller than we estimate

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers who are in a position to receive second or third line therapy, and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research by third parties, and may prove to be incorrect. Further, new studies or approvals of new therapeutics may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates and may also be limited by the cost of our treatments and the reimbursement of those treatment costs by third-party payors. For instance, we expect lifileucel to initially target a small patient population that suffers from metastatic melanoma. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

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

No assurance can be given that the Gen 2 manufacturing process we have selected will be FDA-compliant, more efficient and lower the cost to manufacture TIL products.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. Large judgements have also been awarded in class action lawsuits based on therapeutics that had unanticipated side effects. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates;
•	injury to our reputation;
•	withdrawal of clinical trial participants or sites and potential termination of clinical trial sites or entire clinical programs;

•	initiation of investigations by regulators, refusal to approve marketing applications or supplements, and withdrawal or limitation of product approvals;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue;
•	significant negative media attention;
•	decrease in the price of our stock and overall value of our company;
•	exhaustion of our available insurance coverage and our capital resources; or
•	the inability to commercialize our product candidates.

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

Due to the promising clinical therapeutic effect of competitor therapies in clinical exploratory trials, we anticipate substantial direct competition from other organizations developing advanced T-cell therapies targeting patients who have received prior anti-PD-1/PD-L1 therapies. In particular, we expect to compete with other new therapies for our lead indications developed by companies such as Bristol-Myers Squibb, Merck, Nektar Therapeutics, Idera Pharmaceuticals, Dynavax Technologies, Oncosec Medical, Immetacyte, WindMIL Therapeutics, and others. We also may compete with therapies based on genetically engineered T cells rendered reactive against tumor-associated antigens prior to their administration to patients. Genetically engineered T cells are being pursued by several companies, including Adaptimmune, Celgene (in collaboration with bluebird bio as well as through Celgene’s subsidiary Juno Therapeutics), Gilead Sciences, Novartis and others. To date, these technologies have been primarily applicable to hematologic malignancies, but their application in solid tumor indications may create competition with us. Many of these companies and our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources, and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the United States and internationally. Our competitors may obtain regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in competitors establishing a strong market position before we are able to enter the market.

Universities and public and private research institutions in the U.S. and Europe are also potential competitors. For example, a Phase 3 trial comparing TIL to standard ipilimumab in patients with metastatic melanoma is currently being conducted in Europe by the Netherlands Cancer Institute, the Copenhagen County Herlev University Hospital, and the University of Manchester. While these universities and public and private research institutions primarily have educational objectives, they may develop proprietary technologies that lead to other FDA approved therapies or that secure patent protection that we may need for the development of our technologies and products.

Our lead product candidate, lifileucel, is a therapy for the treatment of metastatic melanoma. Currently, there are numerous companies that are developing various alternate treatments for melanoma, including patients that have progressed after prior treatment with checkpoint inhibitors. Accordingly, lifileucel faces significant competition in the melanoma treatment space from multiple companies. Even if we obtain regulatory approval for lifileucel, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our melanoma therapy. We may not be able to implement our business plan if the acceptance of our products is inhibited by price competition or the reluctance of physicians to switch from other methods of treatment to our product, or if physicians switch to other new therapies, drugs or biologic products or choose to reserve our product for use in limited circumstances.

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

In addition, in order to supplement our own efforts to improve TIL manufacturing and develop TIL therapies in new indications in clinical trials, we currently work and collaborate with government and academic research institutions, medical institutions and corporate partners such as the NCI, Moffitt, MedImmune, Roswell Park Cancer Institute, Phio Pharmaceuticals, and Cellectis. We also intend to continue to enter into additional third-party collaborative agreements in the future. However, we may not be able to successfully negotiate any additional collaborative arrangements. If established, these relationships may not be scientifically or commercially successful. The success of these and future collaborations and joint development arrangements may be subject to numerous risks and uncertainties, including the inability or unwillingness of our partners to perform in the manner, or to the extent anticipated, and may also be subject to disagreements regarding the rights, interests, and performance of the counterparties under our licenses and development agreements. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercialization of the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority under the collaboration agreement.

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

Collaborations with biopharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect us financially and could harm our business reputation. Any collaboration may pose a number of risks, including the following:

•	collaborators may not perform their obligations as expected;
•	collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•	collaborators could fail to make timely regulatory submissions for a product candidate;
•	collaborators may not comply with all applicable regulatory requirements or may fail to report safety data in accordance with all applicable regulatory requirements;
•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•	product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
•	a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product candidate or product;
•	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time consuming and expensive;
•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

•	collaborators may be involved in a business combination, resulting in the decreased emphasis or termination of development or commercialization of any product candidate subject to the collaboration agreement; and
•	termination of a collaboration agreement may make it more difficult to attract new collaborators and our and our products’ or product candidates’ reputation in the medical, business, and financial communities could be adversely affected.

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

We are currently developing lifileucel and LN-145 for use along with IL-2. We and our collaborators are also studying TIL therapy along with other products, such as durvalumab, pembrolizumab, ipilimumab and nivolumab. The development of product candidates for use in combination with another product may present challenges. For example, the FDA may require us to use more complex clinical trial designs, in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of these trials could show that any positive results are attributable to the already approved product. Moreover, following product approval, the FDA may require that products used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to already approved products, this may require us to work with another company to satisfy such a requirement. Moreover, developments related to the already approved products may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the approved product’s safety or efficacy profile, changes to the availability of the approved product, and changes to the standard of care.

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

While lifileucel has received orphan drug designation for melanoma stages IIB-IV and LN-145 has received orphan drug designation for cervical cancer patients with tumors greater than 2 cm, there is no guarantee that we will be able to maintain this designation, receive these designations for any of our other product candidates, or receive or maintain any corresponding benefits, including periods of exclusivity.

We received orphan drug designation in the United States for lifileucel to treat malignant melanoma stages IIB-IV and LN-145 for cervical cancer patients with tumors greater than 2 cm. We may also seek orphan drug designation for our other product candidates, as appropriate. Orphan designation, however, may be lost if the indication for which we develop our designated product candidates do not meet the orphan criteria. Moreover, following product approval, orphan exclusivity may be lost if the FDA determines, among other reasons, that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. Even if we obtain orphan exclusivity, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition and the same product can be approved for different conditions. Even after an orphan product is approved, the FDA can subsequently approve a product containing the same principal molecular features for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer or more effective or makes a major contribution to patient care.

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

As a condition of biologic licensing, the FDA is authorized to require that sponsors of approved BLAs implement various post-market requirements, including REMS and Phase 4 studies. By example, when the FDA approved Novartis’ Kymriah in August 2017, a CAR-T cell therapy for the treatment of patients up to 25 years of age with B-cell precursor acute lymphoblastic leukemia (ALL) that is refractory or in second or later relapse, the FDA required significant post-marketing commitments, including a Phase 4 trial, revalidation of a test method, and a substantial REMS program that included, among other requirements, the certification of hospitals and their associated clinics that dispense Kymriah, which certification includes a number of requirements, the implementation of a Kymriah training program, and limited distribution only to certified hospitals and their associated clinics. If we receive approval of our product candidates, the FDA may determine that similar or additional post-approval requirements are necessary to ensure that our product candidates are safe, pure, and potent. To the extent that we are required to establish and implement any post-approval requirements, we will likely need to invest a significant amount of time, effort, and money. Such post-approval requirements may also limit the commercial prospects of our product candidates.

We may be unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, if they are approved, and as a result, we may be unable to generate product revenues.

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

We have no prior experience in the marketing, sale, and distribution of biopharmaceutical products, and there are significant risks involved in the building and managing of a commercial infrastructure. The establishment and development of commercial capabilities, including compliance plans, to market any products we may develop will be expensive and time consuming and could delay any product launch, and we may not be able to successfully develop this capability. We, or our collaborators, will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, manage, and retain marketing and sales personnel. In the event we are unable to develop a marketing and sales infrastructure, we may not be able to commercialize our current or future product candidates, which would limit our ability to generate product revenues. Factors that may inhibit our efforts to commercialize our current or future product candidates and generate product revenues include:

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

The enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, the FDA cannot make an approval of an application for a biosimilar product effective until 12 years after the original branded product was approved under a BLA. Certain changes, however, and supplements to an approved BLA, and subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the 12-year exclusivity period.

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

We will need to obtain FDA approval of any proposed branded product names, and any failure or delay associated with such approval may adversely affect our business.

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

Despite the implementation of security measures, our internal computer systems and those of our contract research organizations and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event was to occur and cause interruptions in our operations, it could result in a disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for a product candidate could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of any product candidates could be delayed.

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

We may evaluate various acquisitions and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

•	increased operating expenses and cash requirements;

•	the assumption of additional indebtedness or contingent liabilities;

•	the issuance of our equity securities;

•	assimilation of operations, intellectual property and products of an acquired company or product, including difficulties associated with integrating new personnel;

•	the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;

•	retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;

•	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and

•	our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

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

We may rely on third parties to perform many essential services for any products that we commercialize, including services related to distribution, government price reporting, customer service, accounts receivable management, cash collection, and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize our current or future product candidates will be significantly impacted and we may be subject to regulatory sanctions.

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

On April 10, 2017, the SEC issued an administrative order that requires us to cease and desist from committing or causing any violations and any future violations of Sections 5(b), 17(a), and 17(b) of the Securities Act of 1933, as amended, or the Securities Act, and of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The order was entered into as part of our settlement with the SEC in the investigation titled In the Matter of Certain Stock Promotions. The SEC’s investigation, in part, involved the conduct of our former Chief Executive Officer and director, Manish Singh, during the period between September 2013 and April 2014, and the failure by authors of certain articles about our company to disclose that they were compensated by one of our former investor relations firms. The foregoing order may negatively impact our reputation with current and future investors, will disqualify us from effecting private placement transactions in reliance upon any of the exemptions from Securities Act registration afforded by Regulation D, and will limit our ability to make certain communications in future public offerings. As a result, the SEC's order will make it more difficult for us to raise capital in future private and public offerings. We currently anticipate that we will have to raise additional capital in the future to fund our future research, development and commercialization efforts.

We are, and in the future may be, subject to Federal or state securities or related legal actions that could adversely affect our results of operations and our business.

Shortly after the SEC announced settlements with us, with other public companies, and with unrelated parties in the In the Matter of Certain Stock Promotions investigation, two securities class action complaints were filed in the U.S. District Court for the Northern District of California against our company, Manish Singh, and two of our other former officers. On July 20, 2017, the plaintiff in one of the cases filed a notice to voluntarily dismiss that case, and the court entered an order dismissing the complaint on July 21, 2017. On July 26, 2017, the court appointed a movant as lead plaintiff. On September 8, 2017, the lead plaintiff, individually and on behalf of all others similarly situated, filed an amended complaint seeking class action status in the United States District Court for the Northern District of California (Jay Rabkin v. Lion Biotechnologies, Inc., et al., case no. 3:17-cv-0286) against us, two of our former officers, and the managing member of our former investor relations firm. The amended complaint alleges, among other things, that the defendants violated various provisions of the Securities Exchange Act of 1934 by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh, our former Chief Executive Officer and a former director, and our former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions SEC investigation. On February 5, 2018, the court entered an order dismissing two of plaintiff’s six claims. As the result of mediation, on September 28, 2018, lead plaintiff filed an unopposed motion for settlement, the cost of which, if approved, is expected to be borne by our insurance carrier and would result in no loss to us. The court gave preliminary approval to the proposed settlement on November 30, 2018, and the final hearing is currently scheduled for April 12, 2019.

On December 15, 2017, a purported stockholder derivative complaint was filed by plaintiff Kevin Fong was filed against us, as nominal defendant, and certain of our current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware (case no. 1:17-cv-1806). The complaint alleges breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder arising from the SEC’s investigation in the In the Matter of Certain Stock Promotions matter and our April 10, 2017 settlement thereof, and seeks unspecified damages on behalf of our company and injunctive relief. On March 28, 2018, a purported stockholder derivative complaint was filed by plaintiff Nazeer Khaleeluddin on behalf of the Company, against the Company, as nominal defendant, and certain of our current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware (case no. 1:18-cv-00469). The complaint alleges, among other things, violations of securities law, breach of fiduciary duty, aiding and abetting, waste of corporate assets, and unjust enrichment. The complaint is based on claims arising from the SEC’s investigation in the In the Matter of Certain Stock Promotions investigation and our April 10, 2017 settlement thereof, and seeks unspecified damages on behalf of our company and injunctive relief.

We intend to vigorously defend against these complaints. However, based on the very early stage of the litigation matters, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters. Furthermore, litigation is inherently uncertain, and there is no assurance as to the outcome of these, or other future cases. We could incur substantial unreimbursed legal fees, settlements, judgments and other expenses in connection with these, or other legal and regulatory proceedings that may not qualify for coverage under, or may exceed the limits of, our applicable directors’ and officers’ liability insurance policies and could have a material adverse effect on our financial condition, liquidity and results of operations. The currently pending cases also may distract the time and attention of our officers and directors or divert our other resources away from our ongoing commercial and development programs. An unfavorable outcome in these matters could damage our business and reputation or result in additional claims or proceedings against us.

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

We could also encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted by the FDA or other regulatory authorities, or recommended for suspension or termination by DSMBs due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

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

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA may also require post-approval Phase 4 studies. Moreover, the FDA and comparable foreign regulatory authorities will continue to closely monitor the safety profile of any product even after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may withdraw approval, require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. Any such restrictions could limit sales of the product.

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

As a biopharmaceutical company, we are subject to many federal and state healthcare laws, including the federal AKS, the federal civil and criminal FCA, the civil monetary penalties statute, the Medicaid Drug Rebate statute and other price reporting requirements, the Veterans Health Care Act of 1992, the federal Health Insurance Portability and Accountability Act of 1996 (as amended by the Health Information Technology for Economics and Clinical Health Act), the Foreign Corrupt Practices Act of 1977, the Patient Protection and Affordable Care Act of 2010, and similar state laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid, or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. If we do not comply with all applicable fraud and abuse laws, we may be subject to healthcare fraud and abuse enforcement by both the federal government and the states in which we conduct our business.

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

Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Moreover, the factors noted above have continued to be the focus of policy and regulatory debate that has, thus far, shown the potential for movement towards permanent policy changes; this trend is apt to continue, and may result in more or less favorable impacts on pricing. Patients are unlikely to use our product candidates unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our product candidates.

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

Prices paid for a drug also vary depending on the class of trade. Prices charged to government customers are subject to price controls, including ceilings, and private institutions obtain discounts through group purchasing organizations. Net prices for drugs may be further reduced by mandatory discounts or rebates required by government healthcare programs and demanded by private payors. It is also not uncommon for market conditions to warrant multiple discounts to different customers on the same unit, such as purchase discounts to institutional care providers and rebates to the health plans that pay them, which reduces the net realization on the original sale. On January 31, 2019, the U.S. Department of Health and Human Services issued a proposed rule aimed at eliminating certain AKS safe harbor protections for drug rebates.

In addition, federal programs impose penalties on manufacturers of drugs marketed under an NDA or BLA, in the form of mandatory additional rebates and/or discounts if commercial prices increase at a rate greater than the Consumer Price Index-Urban, and these rebates and/or discounts, which can be substantial, may impact our ability to raise commercial prices. Regulatory authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of our collaborators to sell our product candidates profitably. These payors may not view our products, if any, as cost-effective, and coverage and reimbursement may not be available to our customers, or those of our collaborators, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost control initiatives could cause us, or our collaborators, to decrease, discount, or rebate a portion of the price we, or they, might establish for products, which could result in lower than anticipated product revenues. If the realized prices for our products, if any, decrease or if governmental and other third-party payors do not provide adequate coverage or reimbursement, our prospects for revenue and profitability will suffer. Moreover, the recent and ongoing series of congressional hearings relating to drug pricing has presented heightened attention to the biopharmaceutical industry, creating the potential for political and public pressure, while the potential for resulting legislative or policy changes presents uncertainty.

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

Since enactment of the ACA in 2010, in both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013 and were to remain in effect until 2024. The Bipartisan Budget Act of 2015 extended the 2% sequestration to 2025. In January 2013, the American Taxpayer Relief Act of 2012, or ATRA, was approved which, among other things, reduced Medicare payments to several providers, with primary focus on the hospital outpatient setting and ancillary services, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On January 20, 2017, the new administration signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, and, for that reason, some final regulations have yet to take effect. In December 2017, Congress repealed the individual mandate for health insurance required by the ACA and could consider further legislation to repeal other elements of the ACA. At the end of 2017, CMS promulgated regulations that reduce the amount paid to hospitals for outpatient drugs purchased under the 340B program, and some states have enacted transparency laws requiring manufacturers to report information on drug prices and price increases. More recently, the United States District Court for the Northern District of Texas struck down the ACA, deeming it unconstitutional given that Congress repealed the individual mandate in 2017. Although there is no immediate impact on the ACA, we will continue to evaluate the effect that the ACA and its possible repeal and replacement, or potential total revocation by the Supreme Court of the United States, has on our business.

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

In addition, there have been a number of other legislative and regulatory proposals aimed at changing the pharmaceutical industry. For instance, Congress recently introduced a number of bipartisan bills, including the CREATES Act that is intended to reduce price and increase competitiveness in the pharmaceutical industry, and the FLAT Prices Act that would introduce a prohibition on “large scale drug price increases.” As a result of these and other new proposals, we may determine to change our current manner of operation, provide additional benefits, or change our contract arrangements, any of which could have a material adverse effect on our business, financial condition, and results of operations.

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

The issuance of a patent is not conclusive as to its validity or enforceability and it is uncertain how much protection, if any, will be given to the patents we have licensed from the NIH, Moffitt, PolyBioCept, or MDACC if any of these parties, or we, attempt to enforce the patents and/or if they are challenged in court or in other proceedings, such as oppositions, which may be brought in foreign jurisdictions to challenge the validity of a patent. A third party may challenge the validity or enforceability of a patent after its issuance by the Patent Office. It is possible that a competitor may successfully challenge our patents or that a challenge will result in limiting their coverage. Moreover, the cost of litigation to uphold the validity of patents and to prevent infringement can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use our patented invention without payment to us. Moreover, it is possible that competitors may infringe our patents or successfully avoid the patented technology through design innovation. To stop these activities, we may need to file a lawsuit. These lawsuits are expensive and would consume time and other resources, even if we were successful in stopping the violation of our patent rights. In addition, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of our patents were upheld, a court would refuse to stop the other party on the grounds that its activities are not covered by, that is, do not infringe, our patents.

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

Since the NCI, Moffitt, MDACC, and others already use TIL therapy for the treatment of metastatic melanoma and other indications, their methods and data are also available to third parties, who may want to enter into our line of business and compete against us. Other than the Gen 2 manufacturing process, we currently do not own any exclusive rights on our entire product portfolio that could be used to prevent third parties from duplicating our business plan or from otherwise directly competing against us. While additional technologies that may be developed under our CRADA may be licensed to us on an exclusive basis, no assurance can be given that our existing exclusive rights and will be sufficient to prevent others from competing with us and developing substantially similar products.

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

We have conducted an extensive freedom-to-operate, or FTO, analyses of the patent landscape with respect to our lead product candidates. Although we continue to undertake FTO analyses of our manufacturing processes, our lead TIL products, and contemplated future processes and products, because patent applications do not publish for 18 months, and because the claims of patent applications can change over time, no FTO analysis can be considered exhaustive. Furthermore, patent and other intellectual property rights in biotechnology remains an evolving area with many risks and uncertainties. As such, we may not be able to ensure that we can market our product candidates without conflict with the rights of others.

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

As of December 31, 2018, our officers and directors beneficially owned approximately 7.4 % of our outstanding common stock. These stockholders, if they act together, may be able to materially affect the outcome of matters presented to our stockholders, including the election of our directors and other corporate actions such as:

•	a merger with or into another company;
•	a sale of substantially all of our assets; and
•	amendments to our certificate of incorporation.

Additionally, the decisions of these stockholders may conflict with our interests or those of our other stockholders and the market price of our stock may be adversely affected by market volatility.

Our stock price may be volatile, and our stockholders' investment in our stock could decline in value.

The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including but not limited to:

•	announcements of the results of clinical trials by us, our collaborators or our competitors;
•	developments with respect to patents or proprietary rights;
•	announcements of technological innovations by us or our competitors;
•	announcements of new products or new contracts by us or our competitors;
•	actual or anticipated variations in our operating results due to the level of development expenses and other factors;
•	changes in financial estimates by securities analysts and whether our earnings meet or exceed such estimates;
•	conditions and trends in the pharmaceutical, biotechnology and other industries;
•	receipt, or lack of receipt, of funding in support of conducing our business;
•	regulatory developments within, and outside of, the United States;
•	litigation or arbitration;
•	general volatility in the financial markets;
•	general economic, political and market conditions and other factors; and
•	the occurrence of any of the risks described in this Annual Report on Form 10-K.

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

As of February 13, 2019, we had 123,420,091 shares of common stock outstanding. In addition, we had 13,123,236 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options and restricted stock units to purchase common stock based on vesting requirements, and common stock issuable upon the conversion of preferred stock. The issuance and subsequent sale of the shares underlying these common stock equivalents could depress the trading price of our common stock.

In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. For example, in January 2018 and October 2018, we issued 15,000,000 and 25,300,000 shares of common stock, respectively, in connection with underwritten public offerings. Such issuances could result in substantial dilution to our existing stockholders and could cause our stock price to decline.

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

In connection with our reincorporation from Nevada to Delaware in 2017, we (as a Delaware corporation) untimely filed a post-effective amendment to adopt a Form S-8 registration statement that we filed (as a Nevada corporation) to register the shares underlying our 2011 Equity Incentive Plan. Before we filed the required post-effective amendment, options to purchase 200,000 shares were exercised under the 2011 Equity Incentive Plan. The effect of the delayed post-effective amendment filing on the 200,000 option shares is uncertain, but the issuance and sale of the shares may not have been in compliance with the Form S-8 registration statement. The existence of any liability to us, and the amount of any such liability, as a result of the issuance of the 200,000 shares is uncertain. Accordingly, we have not made any accrual for a potential claim in our consolidated financial statements.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

San Carlos Lease

Since August 2016, our corporate headquarters consisted of 8,733 square feet of space that we lease in San Carlos, California. The corporate headquarters lease is for a term of 54 months and will expire in April 2021. Monthly lease payments are approximately $38,000.

In April 2017, we entered into a sublease agreement with Teradata US, Inc., pursuant to which we agreed to sublease office space located adjacent to our corporate headquarters in San Carlos, California for approximately $26,000 per month. The space consists of approximately 11,449 rentable square feet. On October 19, 2018, we entered into an agreement to lease 12,322 square feet of office space located adjacent to the Company's headquarters in San Carlos, California. This lease replaces the sublease of 11,449 square feet of office space in the same facility that expired on October 31, 2018. The term of the lease is 30 months subsequent to the commencement date, November 1, 2018, and will expire in April 2021. Monthly lease payments are approximately $59,000, subject to an annual increase of 3%.

New York Lease

We leased office space in New York for a monthly rental of approximately $18,000 a month from January 2017 through July 2017. In June 2017, we entered into an agreement to lease office space in New York, New York from August 1, 2017 to July 31, 2018 for approximately $9,000 a month. On April 20, 2018, we entered into an agreement to extend the lease term to January 31, 2019 for approximately $7,000 a month. On November 2, 2018, we extended the lease term to July 31, 2019 for approximately $4,000 a month.

Tampa Lease

Our research and development facilities consist of 8,673 square feet in a facility located at the University of South Florida Research Park in Tampa, Florida. The lease expires in December 2019 and rent payments are approximately $20,000 per month.

We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Item 3.	Legal Proceedings.

Class Action Lawsuit. On April 10, 2017, the SEC announced settlements with us and with other public companies and unrelated parties in the In the Matter of Certain Stock Promotion investigation. Our settlement with the SEC is consistent with our previous disclosures (including in our Annual Report on Form 10-K that we filed with the SEC on March 9, 2017). On April 14, 2017, a purported shareholder filed a complaint seeking class action status in the United States District Court, Northern District of California for violations of the federal securities laws (Leonard DeSilvio v. Lion Biotechnologies, Inc., et al., case no. 3:17cv2086) against our company and three of our former officers and directors. On April 19, 2017, a second class action complaint (Amra Kuc vs. Lion Biotechnologies, Inc., et al., case no. 3:17-cv-2188) was filed in the same court. Both complaints allege, among other things, that the defendants violated the federal securities laws by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh, our former CEO, and our former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions investigation. On July 20, 2017, the plaintiff in the Kuc case filed a notice to voluntarily dismiss that case. The court entered an order dismissing the Kuc complaint on July 21, 2017. On July 26, 2017, the court appointed a movant as lead plaintiff. On September 8, 2017, the lead plaintiff filed an amended complaint (Jay Rabkin v. Lion Biotechnologies, Inc., et al., case no. 3:17-cv-2086) seeking class action status that alleges, among other things, that the defendants violated federal securities laws by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh and our former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions SEC investigation. On February 5, 2018, the court entered an order dismissing two of plaintiff’s six claims. As the result of mediation, on September 28, 2018, lead plaintiff filed an unopposed motion for settlement, the cost of which, if approved, is expected to be borne by our insurance carrier and would result in no loss to us. The court gave preliminary approval to the proposed settlement on November 30, 2018, and the final hearing is currently scheduled for April 12, 2019.

Derivative Lawsuits. On December 15, 2017, a purported stockholder derivative complaint was filed by plaintiff Kevin Fong against us, as nominal defendant, and certain of our current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware (case no. 1:17-cv-1806). The complaint alleges breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder arising from the SEC’s investigation in the In the Matter of Certain Stock Promotions investigation and our April 10, 2017 settlement thereof, and seeks unspecified damages on behalf of our company and injunctive relief.

On March 28, 2018, a purported stockholder derivative complaint was filed by plaintiff Nazeer Khaleeluddin on behalf of the Company, against the Company, as nominal defendant, and certain of the Company’s current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware (case no. 1:18-cv-00469). The complaint alleges, among other things, violations of securities law, breach of fiduciary duty, aiding and abetting, waste of corporate assets, and unjust enrichment. The complaint is based on claims arising from the SEC’s investigation in the In the Matter of Certain Stock Promotions investigation and our April 10, 2017 settlement thereof and seeks unspecified damages on behalf of our company and injunctive relief. On May 1, 2018, the court consolidated this case with the aforementioned purported stockholder derivative case filed by plaintiff Kevin Fong.

We intend to vigorously defend against the foregoing complaints. Based on the early stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.

Solomon Capital, LLC. On April 8, 2016, a lawsuit titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Lion Biotechnologies, Inc. was filed by Solomon Capital, LLC, Solomon Capital 401(k) Trust, Solomon Sharbat and Shelhav Raff against us in the Supreme Court of the State of New York, County of New York (index no. 651881/2016). The plaintiffs allege that, between June and November 2012 they provided to us $0.1 million and that they advanced and paid on our behalf an additional $0.2 million. The complaint further alleges that we agreed to (i) provide them with promissory notes totaling $0.2 million, plus interest, (ii) issue a total of 111,425 shares to the plaintiffs (before the 1-for-100 reverse split of our common stock effected in March 2013), and (iii) allow the plaintiffs to convert the foregoing funds into our securities in the next transaction. The plaintiffs allege that they should have been able to convert their advances and payments into shares of our common stock in the restructuring that was affected in May 2013. Based on the foregoing, the plaintiffs allege causes for breach of contract and unjust enrichment and demand judgment against us in an unspecified amount exceeding $1.5 million, plus interest and attorneys’ fees.

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

On April 19, 2017, the court granted plaintiffs’ counsel’s motion to withdraw from the case. On May 25, 2017, plaintiffs filed a notice that they had hired new counsel. On June 7, 2017, the judge presiding over the case recused herself because of a conflict of interest arising from her relationship with plaintiffs’ new attorneys and the case was subsequently assigned to a new judge.  On April 20, 2018, the court held a hearing regarding plaintiff’s motion to dismiss our amended counterclaims and affirmative defense for fraudulent inducement. On August 15, 2018, the court entered an order granting the plaintiff’s motion and dismissed the Company’s amended counterclaims and eleventh affirmative defense for fraudulent inducement without leave to amend. On September 14, 2018, we filed a notice of appeal related to this order, and on November 5, 2018, we filed our memorandum of law in support of our appeal of the order dismissing our amended counterclaims and affirmative defense for fraudulent inducement. On January 2, 2019, plaintiffs filed their memorandum of law in opposition to the appeal. On January 18, 2019, we filed our reply brief in support of our appeal of the order dismissing our amended counterclaims and affirmative defense for fraudulent inducement.

We intend to vigorously defend the complaint and pursue our counterclaims.

Litigation Involving Dr. Steven Fischkoff.  On June 13, 2017, in an action titled Steven Fischkoff v. Lion Biotechnologies, Inc. and Maria Fardis, Dr. Steven Fischkoff, our former Vice President and Chief Medical Officer, filed a lawsuit against us in the Supreme Court of the State of New York, County of New York. Dr. Fischkoff was dismissed by us on March 28, 2017. Dr. Fischkoff was terminated “for cause” as that term is defined in his employment agreement. In his complaint, Dr. Fischkoff alleges breaches of his employment agreement and violation of New York Labor Law for failure to pay monies purportedly owed to him, and seeks to recover amounts including severance pay and retention bonus (totaling $300,000), a prorated incentive bonus, and amounts relating to unvested options to 150,000 shares of our common stock, together with prejudgment interest, costs, expenses and attorneys’ fees. On July 5, 2017, we filed a removal petition and removed the lawsuit to the United States District Court for the Southern District of New York, where the case has been assigned case no. 1:17-cv-05041. On July 14, 2017, we filed a partial answer and counterclaims against Dr. Fischkoff, denying his allegations, and alleging breach of contract and related claims, breach of fiduciary duty, and state and federal trade secret misappropriation and related claims, and sought a temporary restraining order and preliminary injunction against Dr. Fischkoff. On July 18, 2017, the court issued a temporary restraining order against Dr. Fischkoff requiring him to return our materials, prohibiting him from disclosing or using our company materials, and granting expedited discovery. On June 25, 2018, pursuant to a stipulation between the parties, the court entered a permanent injunction prohibiting Dr. Fischkoff from disclosing, possessing, or using any of the Company’s proprietary materials or trade secrets. On July 5, 2018, the court entered an order dismissing two of Dr. Fischkoff’s claims against us and Dr. Fardis. On October 18, 2018, Dr. Fischkoff amended his complaint to assert a new claim for defamation arising from SEC filings in which we provided the information about this litigation.

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

In connection with our reincorporation from Nevada to Delaware in 2017, we (as a Delaware corporation) untimely filed a post-effective amendment to adopt a Form S-8 registration statement that the Company filed (as a Nevada corporation) to register the shares underlying our 2011 Equity Incentive Plan. Before we filed the required post-effective amendment, options to purchase 200,000 shares were exercised under the 2011 Equity Incentive Plan. The effect of the delayed post-effective amendment filing on the 200,000 option shares is uncertain, but the issuance and sale of the shares may not have been in compliance with the Form S-8 registration statement. The existence of any liability to us, and the amount of any such liability as a result of the issuance of the 200,000 shares is uncertain. Accordingly, we have not made any accrual for a potential claim in our consolidated financial statements.

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

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol “IOVA”.

Stockholders

As of December 31, 2018, there were approximately 30 holders of record of our common stock. In addition, we had one holder of record who owned shares of our Series A Convertible Preferred Stock and 6 holders of record who owned shares of our Series B Convertible Preferred Stock.

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

Unregistered Sales of Equity Securities

None.

Repurchases of Common Stock

There were no share repurchases during the three months ended December 31, 2018.

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

Equity Compensation Plan Information

Information regarding our equity compensation plans is incorporated by reference from the information in our Proxy Statement for our 2019 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 6.	Selected Financial Data (in thousands, except per share information)

The statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the balance sheet data as of December 31, 2018 and 2017 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 2015 and 2014 and the balance sheet data as of December 31, 2016, 2015 and 2014 have been derived from our audited financial statements not included in this Annual Report on Form 10-K. The following selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and financial statements and related notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Revenue	$-	$-	$-	$-	$-
Operating expenses:
Research and development	99,828	71,615	26,941	15,470	3,849
General and administrative	28,430	21,262	26,698	12,390	8,192
Other income	4,678	813	745	200	6
Net loss	$(123,580)	$(92,064)	$(52,894)	$(27,660)	$(12,035)
Net loss Per Common Share	$(1.27)	$(1.41)	$(1.85)	$(0.62)	$(0.48)

	As of December 31,
	2018	2017	2016	2015	2014

Total assets	$480,821	$155,373	$171,886	$105,653	$46,507
Total liabilities	$14,628	$9,892	$4,968	$1,630	$1,662
Total stockholders' equity	$466,193	$145,481	$166,918	$104,023	$44,845

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to eradicate cancer cells. Tumor infiltrating lymphocyte, or TIL, therapy is a platform technology that has already been studied for the treatment of metastatic melanoma and metastatic cervical cancer and other solid tumors by the National Cancer Institute, or NCI. Our lead product candidate, lifileucel for metastatic melanoma, previously known as LN-144, is an autologous adoptive cell therapy utilizing TIL, which are T cells derived from patients’ tumors. We are also developing a second product candidate, an autologous adoptive cell therapy utilizing TIL for the treatment of cancers other than metastatic melanoma, which is known as LN-145. We are investigating the effectiveness and safety of TIL therapy for the treatment of metastatic melanoma, squamous cell carcinoma of the head and neck, cervical cancer and metastatic non-small cell lung cancer through company sponsored trials, as well as for other oncology indications in investigator-sponsored trials. Our sponsored clinical trials and our investigator-sponsor clinical trials are described in more detail below.

We have an on-going Phase 2 clinical trial, C-144-01, of our lead product candidate, lifileucel, for the treatment of metastatic melanoma. This multicenter trial is enrolling patients with melanoma whose disease has progressed following treatment with at least one systemic therapy, including a PD-1 inhibitor and if BRAF mutated, a BRAF, or BRAF/MEK inhibitor (National Clinical Trial identification number NCT02360579). The purpose of the trial is to evaluate the efficacy and safety of lifileucel. The C-144-01 trial uses our proprietary Generation 2, or Gen 2, manufacturing process. We completed and closed Cohort 2 in this trial in 2018, and a new single-arm registrational cohort, Cohort 4, of this trial began enrollment in early 2019.

In addition to our ongoing trial in metastatic melanoma, we have initiated clinical trials of LN-145, TIL therapy in cervical, head and neck cancers, and other cancers. C-145-04 is an ongoing Phase 2, multicenter trial that will assess the safety and efficacy of LN-145 for the treatment of patients with recurrent, metastatic or persistent cervical cancer (NCT03108495). C-145-03 is an ongoing Phase 2, multicenter trial that will enroll up to 47 patients and will assess the safety and efficacy of LN-145 for the treatment of patients with recurrent metastatic squamous cell carcinoma of the head and neck (NCT03083873).

We are investigating the potential of our TIL therapies in earlier lines of treatment. IOV-COM-202 is a Phase 2, multicenter trial that is composed of three cohorts to enroll up to a total of 36 patients. In Cohort 1, we intend to enroll advanced unresectable or metastatic melanoma patients who have not received prior immunotherapy including checkpoint inhibitors such as anti-PD-1/anti-PD-L1 therapy. The patients will receive lifileucel in combination with pembrolizumab. In Cohort 2, we intend to enroll advanced head and neck squamous cell carcinoma patients who are also naïve to prior immunotherapy including anti-PD-1/anti-PD-L1 therapy. The patients will receive LN-145 in combination with pembrolizumab. In Cohort 3, we intend to enroll non-small cell lung cancer patients who have previously received systemic therapy which could include checkpoint inhibitors. This trial is open for patient enrollment (NCT03645928).

We are also investigating TIL therapy in non-small cell lung cancer, or NSCLC, in combination with anti-PD-L1 therapy. We have initiated a trial, IOV-LUN-201, in anti-PD-1/ PD-L1 naïve patients for the treatment of patients with a combination of LN-145 and durvalumab (NCT03419559). This trial was initiated in the first half of 2018 and is a collaboration with MedImmune, the global biologics research and development arm of AstraZeneca. In addition to this trial, we have financially sponsored an investigator-sponsored trial in NSCLC in collaboration with the H. Lee Moffitt Cancer Center and Research Institute, or Moffitt, Stand Up To Cancer, and others evaluating the combination of TIL therapy and nivolumab (NCT03215810). Patients who are treatment naïve to prior anti-PD-1/ PD-L1 therapy with stage IV or recurrent NSCLC are being enrolled in this trial. Patients receive the TIL product if they do not respond to treatment with nivolumab. The TIL product is manufactured by Moffitt for this trial. Patient dosing began in the fourth quarter of 2017, and preliminary results from the Moffitt trial were presented at the World Conference on Lung Cancer in September 2018.

As part of our collaboration program with the MD Anderson Cancer Center, or MDACC, two new Phase 2 trials were initiated in 2018. The first trial, 2017-0672 (NCT03449108), is intended to allow for investigation of LN-145 manufactured by us using our Gen 2 manufacturing process to treat patients with soft tissue sarcoma, osteosarcoma and platinum resistant ovarian cancer. A second trial under the collaboration with MDACC is now active as well (NCT03610490). This trial will use TIL manufactured by MDACC using urelumab as part of the manufacturing process. Both trials are sponsored by MDACC.

Our current product candidate pipeline and selected investigator-sponsored proof-of-concept studies are summarized in the graph below:

For the two investigator-sponsored trials listed in our pipeline graph above, MDACC is the sponsor. For one of the studies, NCT03610490, MDACC uses its own manufacturing process, referred to here as MDACC TIL. The data obtained using this manufacturing process may not be representative of our data.

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

In October 2018, we closed an underwritten public offering of 25,300,000 shares of the Company’s common stock at a public offering price of $9.97 per share, before underwriting discounts, which included 3,300,000 shares issued upon the exercise in full by the underwriter of its option to purchase additional shares at the public offering price less the underwriting discount. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by the Company were $236.7 million.

Financial Overview

Research and development activities are central to our business model. Product candidates in later stage of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a clinical stage company that is currently engaged in the development of novel cancer immunotherapy products, we have not yet generated any revenues from our biotechnology business or otherwise since our formation. Our ability to generate revenues in the future will depend on our ability to complete the development of our product candidates and to obtain regulatory approval for them. Our major sources of funding to date have been proceeds from various public and private offerings of our equity securities (both common stock and preferred stock), option and warrant exercises, and interest income.

Results of Operations for the Years Ended December 31, 2018 and 2017

Revenues

We have not generated any revenues during the years ended December 31, 2018 and 2017, respectively, and we currently do not anticipate that we will generate any revenues during 2019 from the sale or licensing of our product candidates. Our ability to generate revenues in the future will depend on our ability to complete the development of our product candidates and to obtain regulatory approval for them.

Costs and expenses

Research and Development Expense (in thousands)

	Years Ended December 31,		Increase (Decrease)
	2018	2017	$	%
Research and development expenses	$99,828	$71,615	$28,213	39%
Stock-based compensation expense included in research and development expense	9,305	5,270	4,035	77%

Research and development expense for the year ended December 31, 2018 increased by $28.2 million, or 39%, compared to the year ended December 31, 2017. The increase was primarily attributable to a $14.0 million increase in payroll and related expenses, including stock-based compensation expenses, due to a higher number of full-time employees and dedicated consultants as we expanded our internal research efforts and clinical development programs. Further, clinical trial costs increased by $12.9 million due to: higher patient enrollment and an increase in the number of clinical sites in the clinical trial of lifileucel for the treatment of melanoma, LN-145 for the treatment of cervical and head and neck cancers, and the initiation of clinical trials in 2018 for new indications. In addition, research and alliance costs increased by $0.8 million for clinical trials run by our alliance partners and new research initiatives. These increases were partially offset by a $0.5 million decrease in manufacturing costs due to a termination of a contract manufacturing organization early in 2018.

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

General and Administrative Expense (in thousands)

	Years Ended December 31,		Increase (Decrease)
	2018	2017	$	%
General and administrative expenses	$28,430	$21,262	$7,168	34%
Stock-based compensation expense included in general and administrative expense	10,722	6,698	4,024	60%

General and administrative expense for the year ended December 31, 2018 increased by $7.2 million, or 34%, compared to the year ended December 31, 2017. The change was primarily attributable to a $4.2 million increase in stock-based compensation expenses, $1.7 million increase in payroll and related expenses, driven by a higher number of full-time employees and higher stock prices during 2018, and a $0.2 million increase in professional service fees.

General and administrative expenses include personnel costs for our employees engaged in general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. We anticipate general and administrative expenses will increase in 2019 as we continue to support our expanded research and development efforts.

Interest Income (in thousands)

	Years Ended December 31,		Increase (Decrease)
	2018	2017	$	%
Interest income, net	$4,678	$813	$3,685	475%

Interest income results from our interest-bearing cash and investment balances. Net interest income increased by $3.7 million or 475%, due to the higher average cash balances as a result of the proceeds received from our equity financings in January 2018 and October 2018, and higher interest rates in 2018.

Net Loss

	Years Ended December 31,		(Increase) Decrease
	2018	2017	$	%
Net loss	$(123,580)	$(92,064)	$(31,516)	34%

 Net loss for the year ended December 31, 2018 increased by $31.5 million or 34%, compared to the year ended December 31, 2017. The increase in our net loss was due to the continued expansion of our research and development activities, increased clinical trials and manufacturing activities, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we further invest in our research and development activities, including our clinical development.

Results of Operations for the Years Ended December 31, 2017 and 2016

Revenues

We did not generate any revenues during the years ended December 31, 2017 and 2016, respectively.

Costs and expenses

Research and Development Expense (in thousands)

	Years Ended December 31,		Increase (Decrease)
	2017	2016	$	%
Research and development expenses	$71,615	$26,941	44,674	166%
Stock-based compensation expense included in research and development expense	5,270	3,267	2,003	61%

Research and development expense for the year ended December 31, 2017 increased by $44.7 million, or 166%, compared to the year ended December 31, 2016. The increase was primarily attributable to a $22.1 million increase in drug manufacturing costs due to an increase in the number of manufacturing facilities, development and technology transfer related to the Gen 2 manufacturing process, and a $9.2 million increase in costs related to our clinical trials as a result of the initiation of two clinical trials of LN-145 for the treatment of cervical and head and neck cancers in 2017. Further, payroll and related expenses increased by $10.5 million, including stock-based compensation expenses, due to a higher number of full-time employees and dedicated consultants to support internal research efforts and clinical development programs. In addition, research and alliance costs increased by $1.7 million for clinical trials run by our alliance partners and internal research programs.

General and Administrative Expense (in thousands)

	Years Ended December 31,		Increase (Decrease)
	2017	2016	$	%
General and administrative expenses	$21,262	$26,698	$(5,436)	-20%
Stock-based compensation expense included in general and administrative expense	6,698	15,637	(8,939)	-57%

 General and administrative expense for the year ended December 31, 2017 decreased by $5.4 million, or 20%, compared to the year ended December 31, 2016. The change was primarily attributable to a $8.9 million decrease in stock-based compensation expense, driven by expense incurred in connection with the separation of our former Chief Executive Officer and Chief Financial Officer from our company in June and August of 2016, respectively, which was partially offset by a $2.4 million increase in legal fees in consulting and legal-related expenses.

Interest Income (in thousands)

	Years Ended December 31,		Increase (Decrease)
	2017	2016	$	%
Interest income, net	$813	$745	$68	9%

Interest income results from our interest-bearing cash and investment balances. Interest income for the year ended December 31, 2017 increased due to the higher average cash balances as a result of the proceeds received from our equity financings in September 2017 and June 2016, and higher interest rates in 2017.

Net Loss

	Years Ended December 31,		(Increase) Decrease
	2017	2016	$	%
Net loss	$(92,064)	$(52,894)	$(39,170)	74%

 Net loss for the year ended December 31, 2017 increased by $39.2 million or 74%, compared to the year ended December 31, 2016. The increase in our net loss was due to the continued expansion of our research and development activities, increased clinical trials and manufacturing activities, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we further invest in our research and development activities, including our clinical development.

Liquidity and Capital Resources

We have incurred losses and generated negative cash flows from operations since inception. We expect to continue to incur significant losses in 2019 and may incur significant losses and negative cash flows from operations for the foreseeable future. We have funded our operations from various public and private offerings of our equity securities (both common stock and preferred stock), from option and warrant exercises, and from interest income.

Corporate Capitalization. As of December 31, 2018, we had outstanding 123,415,576 shares of our $0.000041666 par value common stock, 194 shares of our $0.001 par value Series A Convertible Preferred Stock, and 5,854,845 shares of our $0.001 par value Series B Convertible Preferred Stock. The outstanding shares of Series A Convertible Preferred Stock are currently convertible into 97,000 shares of our common stock, and the outstanding shares of Series B Convertible Preferred Stock are currently convertible into 5,854,845 shares of our common stock. The shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock do not have voting rights or accrue dividends.

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

On September 7, 2018, we filed a shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $250 million, which we refer to as the 2018 Shelf Registration Statement. The 2018 Shelf Registration Statement was declared effective on October 3, 2018 and the aggregate amount of securities we could issue thereunder was subsequently increased by $50 million through a post-effective amendment that we filed on October 11, 2018, pursuant to Rule 462(b) of the Securities Act. On October 17, 2018, we sold 25,300,000 shares of our common stock at a public offering price of $9.97 per share pursuant to the 2018 Shelf Registration Statement. We received gross proceeds of approximately $252.2 million and net proceeds of $236.7 million, after deducting underwriting discounts and offering expenses.

In the future, we may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. If any of the securities covered by the 2018 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of such offering at that time.

We are currently engaged in the development of therapeutics to fight cancer. We do not have any commercial products and have not yet generated any revenues from our biopharmaceutical business. We currently do not anticipate that we will generate any revenues during 2019 from the sale or licensing of any products. We have incurred a net loss of $123.6 million for the year ended December 31, 2018 and used $101.2 million of cash in our operating activities for the year ended December 31, 2018. As of December 31, 2018, we had $82.2 million of cash and cash equivalents, $386.4 million of short-term investments, $466.2 million of stockholders’ equity and had working capital of $461.0 million.

We expect to further increase our research and development activities, which will increase the amount of cash we will use during 2019 and beyond. Specifically, we expect increased spending on clinical trials, research and development activities, higher payroll expenses as we increase our professional and scientific staff and continue our expansion of manufacturing activities. Based on the funds we have available as of the date of the filing of this Annual Report on Form 10-K, we believe that we have sufficient capital to fund our anticipated operating expenses for at least 12 months from the date of filing this report.

Cash Flows

Cash Flows from Operating, Investing and Financing Activities (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net cash (used in) provided by:
Operating activities	$(101,249)	$(78,709)	$(32,668)
Investing activities	(386,280)	58,677	8,894
Financing activities	424,308	58,688	96,904
Net increase (decrease) in cash and cash equivalents	$(63,221)	$38,656	$73,130

Operating Activities

 Net cash used in operating activities of $101.2 million for the year ended December 31, 2018, resulted primarily from our net loss of $123.6 million, adjusted by a non-cash charge of $20.0 million for stock-based compensation expense, $1.0 million in non-cash depreciation expenses, and $1.3 million in non-cash accretion of premium on short-term investments. Further, it was adjusted for a $4.7 million increase in accounts payable and accrued liabilities primarily due to increases in activities by our company and a $2.0 million increase in prepaid expenses and other assets due to timing of certain upfront payments associated with our research agreements.

Net cash used in operating activities of $78.7 million for the year ended December 31, 2017, resulted primarily from our net loss of $92.1 million, adjusted by a non-cash charge of $12.0 million for stock-based compensation expense, $1.0 million in non-cash depreciation expenses, a $4.9 million increase in accounts payable and accrued liabilities primarily due to increases in activities by our company, and a $4.5 million increase in prepaid expenses and other assets due to timing of certain upfront payments associated with our research agreements.

Net cash used in operating activities of $32.7 million for the year ended December 31, 2016, resulted primarily from our net loss of $52.9 million, adjusted by $18.9 million for stock-based compensation expense, $1.0 million in non-cash depreciation expenses, a $3.2 million increase in accounts payable and accrued liabilities primarily due to increases in activities by our company, and a $2.8 million increase in prepaid expenses and other assets due to timing of certain upfront payments associated with our research agreements.

Investing Activities

Net cash provided by investing activities of $386.3 million for the year ended December 31, 2018, consisted primarily of $426.1 million used for the purchases of short-term investments, $1.2 million used for the purchase of property and equipment, which was partially offset by $41.0 million of proceeds from the maturities of short-term investments

Net cash provided by investing activities of $58.7 million for the year ended December 31, 2017, consisted primarily of $59.7 million of proceeds from the maturities of short-term investments, offset by $1.0 million used for the purchase of property and equipment.

Net cash provided by investing activities of $8.9 million for the year ended December 31, 2016, consisted primarily of $1.5 million used for the purchase of property and equipment, and $110.2 million used for purchases of short-term investments, offset by $120.7 million of proceeds from the maturities of short-term investments.

Financing Activities

Net cash provided by financing activities of $424.3 million for the year ended December 31, 2018, consisted primarily of net proceeds of $162.0 million from the issuance of shares in January 2018 public offering at $11.50 per share after deducting expenses of the offering and $236.7 million from the issuance of shares in October 2018 public offering at $9.97 per share after deducting expenses of the offering, $15.8 million of proceeds from the exercise of warrants, and $10.0 million from the exercise of options.

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

Net cash provided by financing activities of $96.9 million for the year ended December 31, 2016, consisted primarily of net proceeds of $95.7 million from the issuance of shares in a private offering at $4.75 per share after deducting expenses of the offering, $1.2 million of proceeds from the exercise of warrants, $0.6 million from the exercise of options offset by $0.6 million in connection with tax payments made by our company in connection with vested restricted stock awards.

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

Our current non-cancelable contractual obligations as of December 31, 2018 that will require future cash payments are as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	2019	2020	2021	2022	2023	Thereafter

Operating lease obligations	$3,014	$1,373	$1,223	$418	$-	$-	$-
CMO contractual obligations	28,587	17,992	7,690	2,324	581	-	-

Total	$31,601	$19,365	$8,913	$2,742	$581	$-	$-

Operating lease obligations consist of obligations under non-cancelable operating leases for our facilities in San Carlos, CA, Tampa, FL, and New York, NY.

Contract Manufacturing Organization (CMO) contractual obligations consist of embedded lease obligations for the manufacturing facilities and minimum fixed commitment fees included in our manufacturing contracts, such as personnel, general support fee, and minimum production or material fees. See Note 11 in the notes to the consolidated financial statements.

Off-Balance Sheet Arrangements

At December 31, 2018, we had no obligations that would require disclosure as off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in interest bearing cash accounts and a mutual fund consisting of short-term debt securities issued by the U.S. government. The primary objective of our investment activities is to preserve principal. We adhere to an investment policy that requires us to limit amounts invested in securities based on credit rating, maturity, industry group and investment type and issuer, except for securities issued by the U.S. government. At December 31, 2018, we had $386.4 million invested in short-term marketable securities with a maturity date of less than one year. We adhere to an investment policy that requires us to limit amounts invested in securities based on credit rating, maturity, industry group and investment type and issuer, except for securities issued by the U.S. government. As such we believe that we are not exposed to any material market risk. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the year ended December 31, 2018, it would not have had a material effect on our results of operations or cash flows for that period.

Inflation Risk

Inflation has not had a material effect on our business, financial condition or results of operations during the years ended

December 31, 2018, 2017 or 2016.

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

(b)  Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

The information required by this Item is incorporated herein by reference to the sections entitled “Executive Compensation,” “Executive Compensation—Compensation Discussion and Analysis” and “Directors’ Compensation” in the Proxy Statement.

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

EXHIBIT INDEX

Exhibit	Description
2.1	Plan of Conversion (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2017).
3.1	Articles of Conversion (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2017).
3.2	Certificate of Conversion (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2017).
3.3	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2017).
3.4	Certificate of Designations of Rights, Preferences and Privileges of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.4 to the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (file no. 333-214073) filed with the Commission on July 31, 2017).
3.5	Certificate of Designations of Rights, Preferences and Privileges of Series B Preferred Stock (incorporated herein by reference to Exhibit 3.5 to the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (file no. 333-214073 incorporated by reference into file no. 333-212373) filed with the Commission on July 31, 2017).
3.6	Certificate of Amendment of Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2017).
3.7	Bylaws (incorporated herein by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2017).
3.8	Amendment to the Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2017).
4.1	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 31, 2013).
4.2	Specimen of Stock Certificate. (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 12, 2018).
10.1	Genesis Biopharma, Inc. 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).#

10.2	Form of Stock Option Agreement under the Genesis Biopharma Inc. 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).#
10.3	Genesis Biopharma, Inc. 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 20, 2011).#
10.4	Form of Incentive Stock Option Agreement under the Genesis Biopharma Inc. 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 20, 2011).#
10.5	Form of Non-Qualified Stock Option Agreement under the Genesis Biopharma Inc. 2011 Equity Incentive Plan (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 20, 2011).#
10.6	Lion Biotechnologies, Inc. 2014 Equity Incentive Plan, as amended (incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on July 7, 2016).#
10.7	Form Incentive Stock Option Agreement under the Lion Biotechnologies, Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on June 18, 2015).#
10.8	Form Non-Qualified Stock Option Agreement under the Lion Biotechnologies, Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on June 18, 2015).#
10.9	Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 25, 2018).#
10.10	Form of Incentive Stock Option Agreement under the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2018).#
10.11	Form of Non-Qualified Stock Option Agreement under the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2018).#
10.12	Patent License Agreement by and between Genesis Biopharma, Inc. and the National Institutes of Health effective October 5, 2011 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on December 13, 2011).*
10.13	Cooperative Research and Development Agreement for Intramural-PHS Clinical Research, dated August 5, 2011, by and between the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, and Genesis Biopharma, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (Amendment No. 2) filed with the Commission on November 29, 2011).
10.14	Form of Director Stock Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 25, 2013).#
10.15	Form of Registration Rights Agreement by and among Lion Biotechnologies, Inc. and the Investors thereunder (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 31, 2013).
10.16	Cooperative Research and Development Agreement for the Development and Evaluation of the NCI Proprietary Adoptive Cell Transfer Immunotherapy Using Tumor Infiltrating Lymphocytes in Patients with Metastatic Melanoma, Bladder, Lung, Triple-negative Breast, and HPV-associated Cancers, Utilizing Lion Biotechnologies, Inc.’s Business Development Expertise in Adoptive Cell Transfer Immunotherapy, executed by Lion Biotechnologies, Inc. on January 22, 2015 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 27, 2015).*
10.17	Patent License Agreement, dated February 9, 2015, by and between the Company and the National Institutes of Health. (incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2015).*
10.18	Patent License Agreement, dated February 10, 2015, by and between Lion Biotechnologies, Inc. and the National Institutes of Health (incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2015).*
10.19	First Amendment to Patent License Agreement, effective October 2, 2015, by and between Lion Biotechnologies, Inc. and the National Institutes of Health (incorporated herein by reference to Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015).*
10.20	Form of Securities Purchase Agreement, dated June 2, 2016, by and among Lion Biotechnologies, Inc. and the Investors thereunder (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 3, 2016).
10.21	Form of Registration Rights Agreement, dated June 2, 2016, by and among Lion Biotechnologies, Inc. and the Investors thereunder (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 3, 2016).
10.22	Form of Retention Bonus Agreement (incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 3, 2016).#
10.23	Amendment #2 to the Cooperative Research and Development Agreement # 02734, dated August 18, 2016, by and between the National Cancer Institute and Lion Biotechnologies, Inc. (incorporated herein by reference to Exhibit 10.3 to Amendment No. 2 to Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Commission on August 31, 2016).
10.24	Exclusive and Co-Exclusive License Agreement, dated September 14, 2016, by and between Lion Biotechnologies, Inc. and PolyBioCept AB (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2016).*

10.25	Manufacturing Services Agreement, dated November 23, 2015, by and between WuXi AppTec, Inc. and Lion Biotechnologies, Inc. (incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 9, 2017).*
10.26	Description of 2018 Corporate Goals and Cash Bonus Plan (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 12, 2018).#
10.27	Strategic Alliance Agreement, effective as of April 17, 2017, between Lion Biotechnologies, Inc. and The University of Texas M.D. Anderson Cancer Center, (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 3, 2017).*
10.28	Executive Employment Agreement, effective June 1, 2016, by and between Maria Fardis and Lion Biotechnologies, Inc. (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2016).*,#
10.29	Executive Employment Agreement, effective as of August 14, 2017, by and between Timothy E. Morris and Iovance Biotherapeutics, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 2, 2017).#
10.30	Consulting Agreement, dated as of September 8, 2017, by and between Iovance Biotherapeutics, Inc. and Iain Dukes (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on September 15, 2017).#
10.31	Executive Employment Agreement, effective September 30, 2016, by and between Frederick G. Vogt and Lion Biotechnologies, Inc. (incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 12, 2018).#
10.32	First Amendment to the Strategic Alliance Agreement by and between Iovance Biotherapeutics, Inc. and The University of Texas M.D. Anderson Cancer Center, effective as of August 2, 2017 (incorporated herein by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 12, 2018).
10.33	Second Amendment to the Strategic Alliance Agreement by and between Iovance Biotherapeutics, Inc. and The University of Texas M.D. Anderson Cancer Center, effective February 16, 2018 (incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 12, 2018).
10.34	Office Lease dated as of August 4, 2016, by and between Lion Biotechnologies, Inc. and Hudson Skyway Landing, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 8, 2016).
10.35	Office Lease dated as of October 19, 2018, by and between Iovance Biotechnologies, Inc. and Hudson Skyway Landing, LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 25, 2018).
21.1	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 9, 2017).
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page of this Annual Report).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith).
32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith).
101	The following financial information from the Annual Report on Form 10-K of Iovance Biotherapeutics, Inc. for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of December 31, 2018 and 2017; (2) Statements of Income for the years ended December 31, 2018 and 2017; (3) Statements of Shareholders’ Equity for the years ended December 31, 2018 and 2017; (4) Statements of Cash Flows for the years ended December 31, 2018 and 2017; and (5) Notes to Financial Statements.

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

IOVANCE BIOTHERAPEUTICS, INC.

Date: February 27, 2019	By:	/s/ Maria Fardis
		Name:	Maria Fardis
		Title:	Chief Executive Officer

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Maria Fardis and Timothy E. Morris, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substituted, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maria Fardis	Chief Executive Officer (Principal	February 27, 2019
Maria Fardis	Executive Officer) and Director

/s/ Timothy E. Morris	Chief Financial Officer and Treasurer	February 27, 2019
Timothy E. Morris	(Principal Financial Officer and Accounting Officer)

/s/ Merrill A. McPeak	Director	February 27, 2019
Merrill A. McPeak

/s/ Michael Weiser	Director	February 27, 2019
Michael Weiser

/s/ Ryan D. Maynard	Director	February 27, 2019
Ryan D. Maynard

/s/ Iain Dukes	Director	February 27, 2019
Iain Dukes

/s/ Wayne Rothbaum	Director	February 27, 2019
Wayne Rothbaum

IOVANCE BIOTHERAPEUTICS, INC.

Index to Financial Statements

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Iovance Biotherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Iovance Biotherapeutics, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated February 27, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2016.

New York, NY

February 27, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

Iovance Biotherapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Iovance Biotherapeutics, Inc.'s (the “Company”) internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2018 and 2017 and related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes of the Company and our report dated February 27, 2019 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum LLP

Marcum LLP

New York, NY

February 27, 2019

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share information)

	December 31,	December 31,
	2018	2017

ASSETS

Current Assets
Cash and cash equivalents	$82,152	$145,373
Short-term investments	386,371	-
Prepaid expenses and other assets	6,851	3,917
Total Current Assets	475,374	149,290

Property and equipment, net	2,683	2,450
Long-term assets	2,764	3,633
Total Assets	$480,821	155,373

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$2,739	$1,232
Accrued expenses	11,659	8,363
Total Current Liabilities	14,398	9,595

Non-Current Liabilities
Deferred rent	230	297
Total Non-Current Liabilities	230	297
Total Liabilities	14,628	9,892

Commitments and contingencies (Note 11)

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.001 par value; 17,000 shares authorized, 194 shares issued and outstanding as of December 31, 2018; 1,694 shares issued and outstanding December 31, 2017 (aggregate liquidation value of $194)	-	-
Series B Convertible Preferred Stock, $0.001 par value; 11,500,000 shares authorized; 5,854,845 shares issued and outstanding as of December 31, 2018; 7,378,241 shares issued and outstanding December 31, 2017 (aggregate liquidation value of $27,811);	6	7
Common stock, $0.000041666 par value; 150,000,000 shares authorized, 123,415,576 and 73,164,914 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	5	3
Accumulated other comprehensive loss	(42)	-
Additional paid-in capital	838,984	394,651
Accumulated deficit	(372,760)	(249,180)
Total Stockholders’ Equity	466,193	145,481
Total Liabilities and Stockholders’ Equity	$480,821	$155,373

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Statements of Operations

(In thousands, except per share information)

	Years Ended December 31,
	2018	2017	2016

Revenues	$-	$-	$-

Costs and expenses
Research and development expenses	99,828	71,615	26,941
General and administrative expenses	28,430	21,262	26,698
Total costs and expenses	128,258	92,877	53,639

Loss from operations	(128,258)	(92,877)	(53,639)
Other income
Interest income, net	4,678	813	745
Net Loss	(123,580)	(92,064)	(52,894)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	-	-	(49,454)
Net Loss Attributable to Common Stockholders	$(123,580)	$(92,064)	$(102,348)
Net Loss Per Common Share, Basic and Diluted	$(1.27)	$(1.41)	$(1.85)
Weighted-Average Common Share Outstanding, Basic and Diluted	97,277	65,242	55,268

The accompanying notes are an integral part of these consolidated financial statements.

F-4

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2018	2017	2016

Net Loss	$(123,580)	$(92,064)	$(52,894)
Other comprehensive loss:
Net unrealized loss on short-term investments	(42)	(29)	(19)
Comprehensive Loss	$(123,622)	$(92,093)	$(52,913)

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Statements of Stockholders' Equity

(In thousands, except share information)

	Series A Convertible		Series B Convertible				Additional	Accumulated other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - January 1, 2016	1,694	$-	-	$-	48,547,720	$2	$208,195	$48	$(104,222)	$104,023
Stock-based compensation expense							18,904			18,904
Vesting of restricted shares issued for services							0			-
Tax payments related to shares witheld for vested restricted stock awards							(642)			(642)
Common stock issued upon exercise of warrants					592,132	-	1,235			1,235
Common stock issued upon exercise of stock options					100,480		626			626
Common stock sold in private placement, net of offering costs					9,684,000	1	44,008			44,009
Preferred stock sold in private placement, net of offering costs			11,368,633	11			51,665			51,676
Conversion of convertible preferred stock into common stock			(3,421,960)	(3)	3,421,960		3			-
Cancellation of restricted shares, net					(98,218)	-				-
Beneficial conversion feature of preferred stock							(49,454)			(49,454)
Deemed dividend on beneficial conversion feature of preferred stock							49,454			49,454
Unrealized loss on short- term investments								(19)		(19)
Net loss									(52,894)	(52,894)
Balance - December 31, 2016	1,694	-	7,946,673	8	62,248,074	3	323,994	29	(157,116)	166,918
Stock-based compensation expense							11,968			11,968
Tax payments related to shares witheld for vested restricted stock awards						-	(1,252)			(1,252)
Common stock issued upon exercise of warrants					265,000	-	662			662
Common stock issued upon exercise of stock options					1,011,284	-	5,616			5,616
Conversion of convertible preferred stock into common stock			(568,432)	(1)	568,432		1			-
Common stock sold in public offering, net of offering costs					8,846,154	-	53,662			53,662
Vesting of restricted shares issued for services					225,970	-	-			-
Unrealized loss on short- term investments								(29)		(29)
Net loss									(92,064)	(92,064)
Balance - December 31, 2017	1,694	-	7,378,241	7	73,164,914	3	394,651	-	(249,180)	145,481
Stock-based compensation expense							20,027			20,027
Tax payments related to shares witheld for vested restricted stock awards							(223)			(223)
Common stock issued upon exercise of warrants					6,301,216	1	15,753			15,754
Common stock issued upon exercise of stock options					1,336,514		9,959			9,959
Common stock sold in public offering, net of offering costs					40,300,000	1	398,816			398,817
Vesting of restricted shares issued for services					45,833	-				-
Conversion of convertible preferred stock into common stock	(1,500)	-	(1,523,396)	(1)	2,273,396	-	1			-
Cancellation of resticted shares					(6,297)	-				-
Unrealized loss on short- term investments								(42)		(42)
Net loss									(123,580)	(123,580)
Balance - December 31, 2018	194	$-	5,854,845	$6	123,415,576	$5	$838,984	$(42)	$(372,760)	$466,193

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities
Net loss	$(123,580)	$(92,064)	(52,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	956	952	978
Loss on disposal of assets	9	-	-
Accretion (amortization) of discounts and premiums on investments	(1,332)	19	(74)
Stock-based compensation expense	20,027	11,968	18,904
Changes in assets and liabilities:
Prepaid expenses and other assets	(2,065)	(4,508)	(2,765)
Accounts payable	1,507	369	(250)
Accrued expenses	3,229	4,555	3,433
Net cash used in operating activities	(101,249)	(78,709)	(32,668)

Cash Flows from Investing Activities
Maturities of short-term investments	41,000	59,705	120,664
Purchase of short-term investments	(426,081)	-	(110,249)
Purchase of property and equipment	(1,198)	(1,028)	(1,521)
Net cash (used in) provided by investing activities	(386,279)	58,677	8,894

Cash Flows from Financing Activities
Tax payments related to shares withheld for vested restricted stock awards	(223)	(1,252)	(642)
Proceeds from the issuance of common stock upon exercise of warrants	15,754	662	1,235
Proceeds from the issuance of common stock upon exercise of options	9,959	5,616	626
Proceeds from the issuance of preferred stock and common stock, net	398,817	53,662	95,685
Net cash provided by financing activities	424,307	58,688	96,904
Net (decrease) increase in cash and cash equivalents	(63,221)	38,656	73,130
Cash and Cash Equivalents, Beginning of Period	145,373	106,717	33,587
Cash and Cash Equivalents, End of Period	$82,152	$145,373	106,717

Supplemental disclosure of cash flow information:
Cash paid for income taxes	-	-	-
Interest paid	-	-	-

Supplemental disclosure of non-cash investing and financing activities:
Net unrealized loss on short-term investments	$(42)	$(29)	(19)
Acquisitions of property and equipment included in accounts payable	-	-	155
Offering costs under accounts payable and accrued expenses	-	-	49,454
Conversion of convertible preferred stock to common stock	1	1	3

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL ORGANIZATION, BUSINESS AND LIQUIDITY

General Organization and Business

Iovance Biotherapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to eradicate cancer cells. Tumor infiltrating lymphocyte or TIL therapy is a platform technology that has already been studied for the treatment of metastatic melanoma and metastatic cervical cancer by the National Cancer Institute, or NCI. The Company’s lead product candidate, lifileucel (formerly known as LN144) for metastatic melanoma, is an autologous adoptive cell therapy utilizing TIL, which are T cells derived from patients’ tumors. The Company is also developing a second product candidate, an autologous adoptive cell therapy utilizing TIL for the treatment of cancers other than metastatic melanoma, which is known as LN-145. The Company is investigating the effectiveness and safety of TIL therapy for the treatment of metastatic melanoma, squamous cell carcinoma of the head and neck, cervical cancer, and metastatic non-small cell lung cancer through company sponsored trials, as well as other oncology indications. On June 1, 2017, the Company reincorporated to become a company governed by Delaware corporation laws.

Liquidity

The Company is currently engaged in the development of therapeutics to fight cancer, specifically solid tumors. The Company currently does not have any commercial products and has not yet generated any revenues from its business. The Company currently does not anticipate that it will generate any revenues from the sale or licensing of any of its product candidates during the 12 months from the date these financial statements are issued. The Company has incurred a net loss of $123.6 million for the year ended December 31, 2018 and used $101.2 million of cash in its operating activities during the year ended December 31, 2018. In January 2018, the Company closed an underwritten public offering of 15,000,000 shares of the Company’s common stock at a public offering price of $11.50 per share, before underwriting discounts, which included 1,956,521 shares issued upon the exercise in full by the underwriter of its option to purchase additional shares at the public offering price less the underwriting discount. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by the Company, were $162.0 million. On October 17, 2018, the Company completed an underwritten public offering of 25,300,000 shares of the Company’s common stock at a public offering price of $9.97 per share, before underwriting discounts, which included 3,300,000 shares issued upon the exercise in full by the underwriter of its option to purchase additional shares at the public offering price less the underwriting discount. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by the Company, were $236.7 million. As of December 31, 2018, the Company had $82.2 million of cash and cash equivalents and $386.4 million in short-term investments.

The Company expects to further increase its research and development activities, which will increase the amount of cash used during 2019 and beyond. Specifically, the Company expects continued spending on its current and planned clinical trials, continued expansion of manufacturing activities, including construction of a manufacturing facility, higher payroll expenses as the Company increases its professional and scientific staff, increased research and development activities and initiation of pre-commercial activities. Based on the funds the Company has available as of the date these financial statements are issued, the Company believes that it has sufficient capital to fund its anticipated operating expenses for at least next twelve months from the date these financial statements are issued.

Concentrations of Risk

The Company is subject to credit risk from our portfolio of cash equivalents and short-term investments. Under its investment policy, the Company limits amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. The Company does not believe it is exposed to any significant concentrations of credit risk from these financial instruments. The goals of its investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk; liquidity of investments sufficient to meet cash flow requirements; and a competitive after-tax rate of return.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Cash, Cash Equivalents, and Short-term Investments

The Company’s cash and cash equivalents include short-term investments with original maturities of three months or less when purchased. The Company's short-term investments are classified as “available-for-sale”. The Company includes these investments in current assets and carries them at fair value. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive loss. The cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in net interest income in the consolidated statements operations. Gains and losses on securities sold are recorded based on the specific identification method and are included in net interest income in the consolidated statement of operations. The Company has not incurred any realized gains or losses from sales of securities to date. The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on maturities and concentration by type and issuer.

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment, net

Property and equipment is stated at cost, net of accumulated depreciation and amortization. The cost of property and equipment is depreciated or amortized on the straight-line method over the following estimated useful lives:

Computer equipment	2 years
Office furniture and equipment	5 years
Lab equipment	5 years
Leasehold improvements	Lesser of the remaining economic life of the asset or the lease-term

Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included within operating expenses in the statements of operations.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2018, 2017 and 2016, the Company did not recognize any impairments for its property and equipment.

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

At December 31, 2018, 2017 and 2016, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	As of December 31,
	2018	2017	2016
Stock options	6,889,287	6,072,368	6,233,150
Warrants	-	6,301,216	6,566,216
Series A Convertible Preferred*	97,000	847,000	847,000
Series B Convertible Preferred*	5,854,845	7,378,241	7,946,673
Restricted stock awards	-	-	7,084
Restricted stock units	68,742	114,582	550,000
	12,909,874	20,713,407	22,150,123

*on an as-converted basis

The dilutive effect of potentially dilutive securities would be reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company's common stock could result in a greater dilutive effect from potentially dilutive securities.

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

The fair valued assets the Company holds that are generally assessed under Level 2 are corporate bonds and commercial paper. The Company utilizes third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. The Company uses quotes from external pricing service providers and other on-line quotation systems to verify the fair value of investments provided by its third-party pricing service providers. The Company reviews independent service auditor’s reports from its third-party pricing service providers particularly regarding the controls over pricing and valuation of financial instruments and ensure that its internal controls address certain control deficiencies, if any, and complementary user entity controls are in place.

The Company does not have fair valued assets classified under Level 2 as of December 31, 2018 and 2017.

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

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, and accounts payable, all of which are reported at their respective fair value on its consolidated balance sheets.

The Company does not have fair valued assets classified under Level 3 as of December 31, 2018 and 2017.

As of December 31, 2018, financial assets measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
US treasury securities	$265,393	$-	$-	$265,393
US government agency securities	120,978	-	-	120,978
Total	$386,371	$-	$-	$368,371

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

The fair value of the Company's common stock option grants is estimated using a Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

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

Total stock-based compensation expense related to all of the Company’s stock-based awards was recorded on the statements of operations as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Research and development	$9,305	$5,270	$3,267
General and administrative	10,722	6,698	15,637
Total stock-based compensation expenses	$20,027	$11,968	$18,904

 Total stock-based compensation broken down based on each individual instrument was as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Stock option expense	$19,758	$10,862	$16,453
Restricted stock award expense	-	34	989
Restricted stock unit expense	269	1,072	1,462
Total stock-based compensation expenses	$20,027	$11,968	$18,904

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

Clinical development costs are a significant component of research and development expenses. The Company has a history of contracting with third parties that perform various clinical trial activities on its behalf in connection with the ongoing development of its product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. The Company accrues and expenses costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual trial in accordance with agreements established with contract research organizations and clinical trial sites. The Company determines its estimates through discussions with internal clinical personnel and outside service providers as to the progress or stage of completion of trials or services and the agreed upon fee to be paid for such services.

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, legal, investor relations, facilities, business development and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, sublicense royalty expenses, legal fees relating to corporate matters, insurance, public company expenses relating to maintaining compliance with Nasdaq listing rules and Securities and Exchange Commission (“SEC”) requirements, investor relations costs, and fees for accounting and consulting services. General and administrative costs are expensed as incurred, and the Company accrues for services provided by third parties related to the above expenses by monitoring the status of services provided and receiving estimates from its service providers and adjusting its accruals as actual costs become known.

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

ASC Topic 740-10-30, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will classify as income tax expense any interest and penalties. The Company has no material uncertain tax positions for any of the reporting periods presented.

Concentrations

The Company is subject to credit risk from its portfolio of cash equivalents and short-term investments. Under its investment policy, it limits amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. The Company is not exposed to any significant concentrations of credit risk from these financial instruments. The goals of its investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk; liquidity of investments sufficient to meet cash flow requirements; and a competitive after-tax rate of return. The Company maintains cash, cash equivalents and short-term investment balances at three financial institutions. At times, the amounts on deposit may exceed the federally insured limits. Management believes that the financial institutions which hold its cash are financially sound and, accordingly, minimal credit risk exists. As of December 31, 2018 and 2017, respectively, the Company’s cash balances were in excess of insured limits maintained at the financial institutions.

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

Recently Issued Accounting Standards Not Yet Adopted

In February 2016, the FASB issued Accounting Standard Update (ASU) No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. In June 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which further clarifies how to apply certain aspects of the new lease standard. Topic 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company adopted Topic 842 on January 1, 2019, using a modified retrospective approach as applied to lease existing as of or entered into after the adoption date. Topic 842 provides a number of optional practical expedients and accounting policy elections. The Company elected the package of practical expedients requiring no reassessment of whether any expired or existing contracts are or contain leases, the lease classification of any expired or existing leases, or initial direct costs for any existing leases. The Company is in the final process of implementing a new lease accounting policy and updating its controls and procedures for maintaining and accounting for its lease portfolio under the new guidance. Upon adoption of Topic 842, the Company expects recognition of additional assets and corresponding liabilities pertaining to its operating leases on its consolidated balance sheets. The Company does not expect the adoption of the new standard to have a significant impact on its consolidated statements of operations and cash flows.

In June 2018, the FASB issued ASU No. 2018-07, Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which eliminates the separate accounting model for nonemployee share-based payment awards and generally requires companies to account for share-based payment transactions with nonemployees in the same way as share-based payment transactions with employees. Under the new guidance, nonemployee share-based payment transactions are measured at the grant-date fair value and are no longer remeasured at the then-current fair values at each reporting date until the share options have vested. The amended guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this ASU on January 1, 2019. The guidance requires a modified-retrospective approach in transition. The Company compared the cumulative amounts that were recorded for its nonemployee share-based payments through December 31, 2018 immediately preceding the date of adoption to the cumulative amounts that should be recognized at the adoption date and will record a cumulative effect of the transition adjustment of $0.3 million as an adjustment to retained earnings as of the date of adoption, January 1, 2019.

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

In August 2018, the Security Exchange Commission (SEC) adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company is evaluating the impact of this guidance on its consolidated financial statements. The Company anticipates its first presentation of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment reporting

The Company operates in one segment, focused on developing and commercializing ACT using autologous TIL for the treatment of metastatic melanoma and other solid cancers.

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events which would have required an adjustment or disclosure in the financial statements.

Reclassifications

Certain amounts within the balance sheets for the prior period have been reclassified to conform with the current period presentation. These reclassifications had no impact on the Company's previously reported financial position or cash flows for any of the periods presented. The long-term portion of deferred rent liability as of December 31, 2017 was separately presented as long-term in the 2017 consolidated balance sheet included in this annual report filed on Form10-K.

 NOTE 3. CASH AND CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

Cash equivalents, and short-term investments consist of the following (in thousands):

	December 31,	December 31,
	2018	2017

Cash equivalents - Money market funds	$25,968	$91,281
Cash equivalents total	$25,968	$91,281

Cash equivalents in the tables above exclude cash demand deposits of $56.2 million and $54.1 million as of December 31, 2018 and December 31, 2017, respectively (in thousands).

	December 31,	December 31,
Short-term Investments	2018	2017
US treasury securities	$265,393	$-
US government agency securities	120,978	-
Short-term investments total	$386,371	$-

The cost and fair value of cash equivalents and short-term investments at December 31, 2018 were as follows (in thousands):

			Gross	Gross
			Unrealized	Unrealized
As of December 31, 2018	Cost	Accretion	Gains	Losses	Fair Value
US treasury securities	$264,619	$813	$19	$(58)	$265,393
US government agency securities	120,653	328	21	(24)	120,978
Total	$385,272	$1,141	$40	$(82)	$386,371

As of December 31, 2017, the Company had no short-term investments. Unrealized gains and losses are included in accumulated other comprehensive loss. All short-term investments held by the Company as of December 31, 2018 have a maturity of less than one year.

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. BALANCE SHEET COMPONENTS

Property and equipment, net consists of the following (in thousands):

	December 31,	December 31,
	2018	2017
Lab equipment	$4,160	$3,207
Leasehold improvements	1,776	1,726
Computer equipment	337	349
Office furniture and equipment	263	188
Construction in progress	107	13
Total Property and equipment, cost	6,643	5,483
Less: Accumulated depreciation and amortization	(3,960)	(3,033)
property and equipment, net	$2,683	$2,450

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was approximately $1.0 million, $1.0 million and $1.0 million, respectively.

Accrued liabilities consist of the following (in thousands):

	December 31,	December 31,
	2018	2017
Accrued payroll and employee related expenses	$4,113	$2,613
Legal and related services	825	935
Clinical related	3,424	3,310
Manufacturing related	2,684	876
Deferred rent - current	124	133
Accrued other	489	496
	$11,659	$8,363

NOTE 5. STOCKHOLDERS’ EQUITY

Public Offerings

In September 2017, the Company closed an underwritten public offering of 8,846,154 shares of the Company’s common stock at a public offering price of $6.50 per share, before underwriting discounts, which included 1,153,846 shares issued upon the exercise in full by the underwriter of its option to purchase additional shares at the public offering price less the underwriting discounts. The gross proceeds from the offering, before deducting the underwriting discounts and commissions and other offering expenses payable by the Company, were $57.5 million, with net proceeds to the Company of $53.7 million.

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

On October 17, 2018, the Company completed an underwritten public offering of 25,300,000 shares of the Company’s common stock at a public offering price of $9.97 per share, before underwriting discounts, which included 3,300,000 shares issued upon the exercise in full by the underwriter of its option to purchase additional shares at the public offering price less the underwriting discount. The gross proceeds from the offering, before deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, were $252.2 million, with net proceeds to the Company of $236.7 million.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock. At December 31, 2018, 17,000 shares were designated as Series A Convertible Preferred Stock and 11,500,000 shares were designated as Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock”).

Series A Convertible Preferred Stock

A total of 17,000 shares of Series A Convertible Preferred Stock have been authorized for issuance under the Company’s Certificate of Designation of Preferences and Rights of Series A Convertible Preferred Stock. The shares of Series A Convertible Preferred Stock have a stated value of $1,000 per share and are initially convertible into shares of common stock at a price of $2.00 per share, subject to adjustment.

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Series A Convertible Preferred Stock may, at the option of each investor, be converted into fully paid and non-assessable shares of common stock. The holders of shares of Series A Convertible Preferred Stock do not have the right to vote on matters that come before the Company’s stockholders. In the event of any dissolution or winding up of the Company, proceeds shall be paid pari passu among the holders of common stock and preferred stock, pro rata based on the number of shares held by each holder. The Company may not declare, pay or set aside any dividends on shares of capital stock of the Company (other than dividends on shares of common stock payable in shares of common stock) unless the holders of the Series A Convertible Preferred Stock shall first receive an equal dividend on each outstanding share of Series A Convertible Preferred Stock. The common shares issued were determined on a formula basis of 500 common shares for each share of Series A Convertible Preferred Stock converted.

During the year ended December 31, 2018, 1,500 shares of Series A Convertible Preferred Stock were converted into 750,000 shares of common stock, respectively. No Shares of Series A Convertible Preferred Stock were converted in fiscal year 2017 or 2016. The common shares issued were determined on a formula basis of 500 common shares for each share of Series A Convertible Preferred Stock converted. At December 31, 2018, 194 shares of Series A Convertible Preferred Stock (that are convertible into 97,000 shares of common stock) remained outstanding.

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

Holders of Series B Convertible Preferred Stock are entitled to dividends on an as-if-converted basis in the same form as any dividends actually paid on shares of the Series A Convertible Preferred Stock or the Company’s common stock. So long as any Series B Convertible Preferred Stock remains outstanding, the Company may not redeem, purchase or otherwise acquire any material amount of the Series A Convertible Preferred Stock or any securities junior to the Series B Convertible Preferred Stock.

During the year ended December 31, 2018, 2017 and 2016, 1,523,396, 568,432, and 3,421,960 shares of Series B Convertible Preferred Stock were converted into 1,523,396, 568,432, and 3,421,960 shares of common stock, respectively. At December 31, 2018, 5,854,845 shares of Series B Preferred Stock (that are convertible into 5,854,845 shares of common stock) remained outstanding.

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

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

There were no remaining outstanding warrants as of December 31, 2018. A summary of the status of stock warrants at December 31, 2018 and the changes during the three years then ended, is presented in the following table.

		Weighted	Weighted	Aggregate
	Shares	Average	Average	Intrinsic
	Under	Exercise	Remaining	Value
	Warrants	Price	Life	(in thousands)
Outstanding at January 1, 2016	7,202,216	$2.51
Issued	-	-
Exercised	(592,132)	2.50
Expired/Cancelled	(43,868)	2.51
Outstanding at December 31, 2016	6,566,216	$2.51
Issued	-	-
Exercised	(265,000)	2.50
Expired/Cancelled	-	-
Outstanding at December 31, 2017	6,301,216	$2.51
Issued	-	-
Exercised	(6,301,216)	2.51
Expired/Cancelled	-	-
Outstanding at December 31, 2018	-	$-	-	$-

NOTE 6. STOCK BASED COMPENSATION

Stock Plans

As of October 14, 2011, the Company adopted the 2011 Equity Incentive Plan (the “2011 Plan”). Employees, directors, consultants and advisors of the Company are eligible to participate in the 2011 Plan. The 2011 Plan initially had 180,000 shares of common stock reserved for issuance in the form of incentive stock options, non-qualified options, common stock, and grant appreciation rights. The 2011 Plan was not approved by the Company’s stockholders within the required one-year period following its adoption and, accordingly, no incentive stock options can be granted under that plan. In August 2013, the Company’s Board of Directors and a majority of the Company’s stockholders approved an amendment to increase the number of shares available under the 2011 Plan from 180,000 shares to 1,700,000 shares, and an amendment to increase the number options or other awards that can be granted to any one person during a twelve (12) month period from 50,000 shares to 300,000 shares. The foregoing amendment to the 2011 Plan became effective in September 2013. On August 20, 2014, the Company’s Board of Directors amended the 2011 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2011 Plan from 1,700,000 to 1,900,000 shares, effective immediately. As of December 31, 2018, 376,240 shares were available for future grant under the 2011 Plan.

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

On August 16, 2016, the Company’s stockholders approved an increase in the total number of shares that can be issued under the 2014 Plan to 9,000,000 shares of the Company’s common stock. At December 31, 2018, 579,809 shares were available for grant under the Company’s 2014 Plan.

On April 22, 2018, the Board adopted the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan was approved by the Company’s stockholders at the annual meeting of stockholders held in June 2018. The 2018 Plan as approved by the stockholders authorized the issuance up to an aggregate of 6,000,000 shares of common stock reserved for issuance in the form of incentive (qualified) stock options, non-qualified options, common stock, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards or any combination of the foregoing. At December 31, 2018, 6,000,000 shares of common stock were available for grant under the Company’s 2018 Plan. The Company anticipates granting the remaining shares under the 2011 and 2014 Plans prior to granting shares from the 2018 Plan.

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

On June 1, 2016, the Company entered into a restricted stock unit agreement with the Company’s new Chief Executive Officer, Maria Fardis, Ph.D., pursuant to which the Company granted Dr. Fardis 550,000 non-transferrable restricted stock units at fair market value of $5.87 per share as an inducement of employment pursuant to the exception to The Nasdaq Global Market rules that generally require stockholder approval of equity incentive plans. The 550,000 restricted stock units vest in installments as follows: (i) 137,500 restricted stock units vested upon the first anniversary of the effective date of Dr. Fardis’ employment agreement; (ii) 275,000 restricted stock units vest upon the satisfaction of certain clinical trial milestones; and (iii) 137,500 restricted stock units vest in equal monthly installments over the 36-month period following the first anniversary of the effective date of Dr. Fardis’ employment, provided that Dr. Fardis has been continuously employed with the Company as of such vesting dates. As of December 31, 2018, 68,749 restricted stock units remained unvested.

Stock-based compensation expense for restricted stock units are measured based on the closing fair market value of the Company's common stock on the date of grant. The stock-based compensation expenses relating to restricted stock units were $0.3 million, $1.1 million and $1.5 million for the years ended December 31, 2018, 2017 and 2016, respectively, recorded as part of general and administrative expenses.

As of December 31, 2018, $0.4 million of total unrecognized compensation costs related to non-vested restricted stock units to be recognized over a weighted average period of 1.42 years.

Stock Options

A summary of the status of stock options at December 31, 2018, and the changes during the three years then ended, is presented in the following table:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value
	Options	Price	Life	(in thousands)
Outstanding at January 1, 2016	2,693,237	$8.12
Issued	4,407,983	6.86
Exercised	(100,480)	6.23
Expired/Cancelled	(767,590)	8.12
Outstanding at December 31, 2016	6,233,150	$7.24
Issued	2,188,800	6.68
Exercised	(1,011,284)	5.55
Expired/Cancelled	(1,338,298)	6.79
Outstanding at December 31, 2017	6,072,368	$7.42
Issued	2,960,620	14.73
Exercised	(1,336,514)	7.45
Expired/Cancelled	(807,187)	10.04
Outstanding at December 31, 2018	6,889,287	$10.25	8.30 years	$7,186
Exercisable at December 31, 2018	3,118,910	$7.88	7.56 years	$4,745

The Company recorded stock-based compensation expenses related to stock options of $19.8 million, $10.9 million and $16.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, there was $35.0 million of total unrecognized compensation expenses related to non-vested employee options to be recognized over a weighted average period of 1.82 years.

The weighted average grant date fair value for employee options granted under the Company's stock option plans during the years ended December 31, 2018, 2017 and 2016 was $14.44, $6.58, and $6.78 per option respectively.

The aggregate intrinsic value in the table above reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year ended December 31, 2018 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2018. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

The total pre-tax intrinsic value of stock options exercised during the year ended December 31, 2018, 2017 and 2016 were $2.3 million, $2.6 million, and $0.2 million, respectively.

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the assumptions relating to options granted pursuant to the Company’s equity incentive plans for the years ended December 31, 2018, 2017, and 2016:

	Years Ended December 31,
	2018	2017	2016
Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.97% - 2.27%	2.34% - 1.72%	2.16% - 1.18%
Expected term (in years)	6.50 - 5.13	6.50 - 5.13	6.50 - 5.07
Expected volatility	200.28% - 167.54%	209.69% - 190.46%	213.60% - 189.40%

Expected Dividend Yield —The Company has never paid dividends and does not expect to pay dividends in the foreseeable future.

Risk-Free Interest Rate —The risk-free interest rate was based on the market yield currently available on United States Treasury securities with maturities approximately equal to the option’s expected term.

Expected Term —The expected term of the stock option grants was calculated based on historical exercises, cancellations, and forfeitures of stock options and outstanding option shares

Expected Volatility —The expected volatility is based on the historical volatility for the Company's stock over a period equal to the expected terms of the options.

Forfeiture Rate —The Company recognizes forfeitures as they occur.

Each of the inputs discussed above is subjective and generally requires significant management judgment.

A summary of outstanding and exercisable stock options as of December 31, 2018 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
$5.05 - $5.87	1,123,800	7.79	$5.55	743,376	7.69	$5.56
$5.87 - $7.45	758,109	7.67	6.92	473,398	7.18	6.94
$7.46 - $7.55	897,625	7.87	7.55	662,832	7.87	7.55
$7.56 - $8.17	804,283	7.75	7.86	522,596	7.26	7.84
$8.18 - $9.15	712,500	7.69	8.99	502,708	7.66	9.10
$9.16 - $13.85	732,850	9.17	11.66	123,750	6.45	11.05
$13.86 - $16.25	690,700	9.43	15.13	81,250	9.38	15.26
$16.26 - $16.80	961,420	9.10	16.66	-	-	-
$16.81 - $115.00	206,000	8.96	21.24	7,000	2.84	94.01
$115.01 - 117.00	2,000	2.32	117.00	2,000	2.32	117.00
	6,889,287	8.30	$10.25	3,118,910	7.56	$7.88

Restricted Common Stock Awards

The following table summarizes restricted common stock awards activity:

		Weighted Average
		Grant Date
	Number of Share	Fair Value
Non-vested shares, January 1, 2016	321,252	$6.96
Granted	-	-
Vested	(274,167)	6.90
Forfeited	(40,001)	7.02
Non-vested shares, December 31, 2016	7,084	$6.48
Granted	-	-
Vested	(7,084)	(6.48)
Forfeited	-	-
Non-vested shares, December 31, 2017	-	-
Granted	-	$-
Vested	-	-
Forfeited	-	-
Non-vested shares, December 31, 2018	-	$-

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no unvested restricted common stock awards as of December 31, 2018 and 2017. During the year ended December 31, 2018 and 2017, no expense was recognized in connection with these awards. During the year ended December 31, 2016, the Company recorded compensation expenses of $1.0 million in connection with these awards.

 NOTE.7 EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan covering substantially all U.S. employees under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “IRC”). The Company's matching contribution to the plan were $0.5 million, $0.3 million, and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

In July 2016, Molly Henderson, the former Chief Financial Officer provided the Board with written notice under her Employment Agreement, dated June 5, 2015, that she would terminate her employment with the Company for “good reason” effective August 16, 2016. In connection with this event all unvested options were accelerated, and she received a severance payment of approximately $0.4 million, representing one year’s salary. The Company recorded approximately $4.5 million in additional share-based compensation expense related to the acceleration of the equity awards during the year ended December 31, 2016.

NOTE 9. INCOME TAXES

Net deferred tax assets (liabilities) are summarized as follows (in thousands):

	As of December 31,
	2018	2017
Deferred income tax asset:
Net operating loss carry forward	$56,971	$33,300
Stock-based compensation	5,823	4,568
Tax credit carry forwards	14,356	9,323
Reserves and accruals	1,049	733
Deferred tax assets before valuation allowance	78,199	47,924
Less: valuation allowance	(78,146)	(47,849)
Net deferred income tax assets	53	75
Deferred tax liabilities:
Depreciation and amortization	(53)	(75)
Net deferred tax assets (liabilities)	$-	$-

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Years ended December 31,
	2018	2017	2016
Federal statutory tax rate	(21)%	(34)%	(34)%
Orphan Drug & Research credits	(3)	0	(8)
Permanent and other differences	1	4	4
Tax rate change	-	23	-
State tax, net of federal benefit	(1)	-	(4)
	(24)%	(7)%	(42)%
Valuation allowance	24%	7%	42%
Effective tax rate	-%	-%	-%

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of income tax expense (benefit) are as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Federal:
Current	$-	$-	$-
Deferred	(28,277)	(7,391)	(19,050)
State and Local
Current	-	-	-
Deferred	(2,020)	944	(3,007)
Change in Valuation Allowance	30,297	6,447	22,057
Total income tax expense (benefit)	$-	$-	$-

The Company had net operating loss carryovers (“NOLs”) for federal and state income tax purposes of approximately $251.5 million and $88.9 million, respectively, as of December 31, 2018. $142.4 million of federal NOLs will expire beginning in 2027, while $109 million generated after Tax Reform will have an indefinite life. The state NOLs will expire if unused in years 2031 through 2038.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. In accordance with the Act, the Company recorded a reduction of $20.8 million to the Company’s deferred tax assets, and a corresponding decrease of the same amount in the valuation allowance against these deferred tax assets in the fourth quarter of 2017. The Company concluded the tax accounting consideration associated with the Act and no material adjustments were recorded in 2018.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2018, 2017 and 2016, the change in the valuation allowance was approximately $30.3 million, 6.4 million, and $22.1 million, respectively.

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

If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as income tax expenses in the consolidated statement of operations. Penalties would be recognized as a component of “General and Administrative Expenses” in the consolidated statement of operations.

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Unrecognized benefit - beginning of period	$4,111	$-	$-
Gross decreases - prior period tax positions	118	2,780	-
Gross increase current period tax positions	2,115	1,331	-
Unrecognized benefit - end of period	$6,344	$4,111	$-

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No interest or penalties on unpaid tax were recorded during the years ended December 31, 2018, 2017 and 2016, respectively. The Company does not anticipate any significant changes within 12 months of this reporting date of its uncertain tax positions.

The Company files tax returns in the U.S. federal and state jurisdictions. The U.S. federal and U.S. state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. The Company is not currently under examination by income tax authorities in federal, state or other foreign jurisdictions.

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

 Pursuant to the terms of the CRADA, as amended, the Company is required to make quarterly payments of $0.5 million to the NCI for support of research activities. To the extent the Company licenses patent rights relating to a TIL-based product candidate under this agreement, the Company will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, the Company may be required to supply certain test articles, including TIL, grown and processed under cGMP conditions, suitable for use in clinical trials, where the Company holds the investigational new drug application for such clinical trial. The extended CRADA has a five-year term expiring in August 2021. The Company or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. The Company recorded costs associated with the CRADA of $2.0 million, $2.0 million, and $1.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, as research and development expenses.

Patent License Agreement Related to the Development and Manufacture of TIL

Effective October 5, 2011, the Company entered into an Exclusive Patent License Agreement (the “Exclusive Patent License Agreement”) with the NIH, an agency of the United States Public Health Service within the Department of Health and Human Services (NIH), which was subsequently amended on February 9, 2015 and October 2, 2015. Pursuant to the Patent License Agreement, as amended, the NIH granted the Company licenses, including exclusive, co-exclusive, and non-exclusive licenses, to certain technologies relating to autologous tumor infiltrating lymphocyte adoptive cell therapy products for the treatment of metastatic melanoma, lung, breast, bladder and HPV-positive cancers. Unless terminated sooner, the license shall remain in effect until the last licensed patent right expires. The Patent License Agreement requires the Company to pay royalties based on a percentage of net sales (which percentage is in the mid-single digits), a percentage of revenues from sublicensing arrangements, and lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications and other direct costs incurred by the NIH pursuant to the agreement.

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

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H. Lee Moffitt Cancer Center

Research Collaboration and Clinical Grant Agreements with Moffitt

 In December 2016, the Company entered into a new three-year Sponsored Research Agreement with H. Lee Moffitt Cancer Center (“Moffitt”). At the same time, the Company entered into a clinical grant agreement with Moffitt to support an ongoing clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with metastatic melanoma. In June 2017, the Company entered into a second clinical grant agreement with Moffitt to support a new clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with non-small cell lung cancer, under which the Company obtained a non-exclusive, royalty-free license to any new Moffitt inventions made in the performance of the agreement. Under both clinical grant agreements with Moffit, the Company has non-exclusive rights to clinical data arising from the respective clinical trials. In the years ended December 31, 2018, 2017 and 2016, the Company recorded research and development costs of $1.2 million, $1.2 million, and $0.7 million, respectively, in connection with the research collaboration and clinical grant agreements with Moffitt.

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

Pursuant to the Second Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million for the year ended December 31, 2018. An annual license maintenance fee will be also payable commencing on the first anniversary of the effective date. In addition, the Company agreed to pay an annual commercial use payment for each indication for which a first sale has occurred, which in the aggregate amounts to up to $0.4 million a year.

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

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If all of the foregoing product development, regulatory approval and sales milestone payments are met, the Company will have to pay PolyBioCept an additional $8.7 million and will have to issue to PolyBioCept a total 2,219,376 shares of unregistered common stock. In addition to these potential payments, the Company reimbursed PolyBioCept up to $0.2 million in expenses related to the transfer of know-how and paid PolyBioCept $0.1 million as a clinical trials management fee. The PolyBioCept Agreement has an initial term of 30 years and may be extended for additional five-year periods. No expense in connection with this agreement was recorded for the year ended December 31, 2018. The Company recognized $0.2 and $2.7 million in connection with this agreement for the years ended December 31, 2017 and 2016, respectively, as research and development expense.

Karolinska University Hospital and Karolinska Institute Agreements

In connection with the execution of the PolyBioCept Agreement, the Company also (i) entered into a clinical trials agreement with the Karolinska University Hospital to conduct clinical trials in glioblastoma and pancreatic cancer at the Karolinska University Hospital, and (ii) agreed to enter into a sponsored research agreement with the Karolinska Institute for the research of the cytokine cocktail in additional indications. In the years ended December 31, 2016, the Company paid Karolinska University Hospital $1.6 million under the clinical trials agreement to conduct the clinical trials. As of April 9, 2018, the Company terminated the clinical trials agreement with the Karolinska University Hospital. In June 2018, the Company received a refund of $1.6 million from Karolinska, which was recorded to offset to research and development expenses for the year ended December 31, 2018. The Company recorded a credit of $0.4 million to research and development expenses in the year ended December 31, 2018, and $0.3 million and $0.1 million as research and development expenses in connection with this agreement in the years ended December 31, 2017 and 2016, respectively.

M.D. Anderson Cancer Center

Strategic Alliance Agreement

In April 2017, the Company entered into a Strategic Alliance Agreement (the “SAA”) with M.D. Anderson Cancer Center (“MDACC”) under which the Company and MDACC agreed to conduct clinical and preclinical research studies. The Company agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA. In return, the Company will acquire all rights to inventions resulting from the studies and has been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of MDACC reasonably necessary to exploit, including the commercialization thereof. The Company has also been granted certain rights in clinical data generated by MDACC outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt by the Company of all deliverables due from MDACC thereunder. In May 2017, the Company made a prepayment of $1.4 million under this agreement. The Company recorded $0.8 million associated with the MDACC SAA for the year ended December 31, 2018 as research and development expenses. No expense was recognized in 2017.

MedImmune

In December 2015, the Company entered into a collaboration agreement (the “MedImmune Agreement”) with MedImmune, the global biologics research and development arm of AstraZeneca (“MedImmune”), to conduct clinical and preclinical research immuno-oncology. Under the MedImmune Agreement, the Company will fund and conduct at least one clinical trial combining MedImmune's PD-L1 inhibitor, durvalumab, which will be supplied by MedImmune, with TIL for the treatment of patients. MedImmune will supply durvalumab for the clinical trials. The purpose of the studies is to establish a dosing regimen for this combination therapy and assess its safety and efficacy.

WuXi

In November 2016, the Company entered into a three-year manufacturing and services agreement (“MSA”) with WuXi AppTech, Inc. (“Wuxi”) pursuant to which WuXi agreed to provide manufacturing and other services. Under the agreement, the Company entered into two statements of work for two cGMP manufacturing suites to be established and operated by WuXi for the Company, one of the suites is expected to be capable of being used for the commercial manufacture of our products. The statements of work for each facility include a fixed component to reserve a dedicated suite and a variable component, mainly labor and materials used during the manufacturing process. The fee payable under the first statement of work for the use of one of the manufacturing suites during the first year of the agreement, including the fees for the necessary personnel, was $2.5 million. The second statement of work, under which WuXi agreed to establish and operate a second, dedicated facility for a late stage/commercial manufacturing cGMP suite requires the Company to pay approximately $5.85 million during the first year of the agreement. The Company and WuXi have extended the term of the related statements of work until May 2020. The Company and WuXi have extended the term of the related statements of work until May 2020. The Company recorded costs associated with agreements with WuXi of $15.1 million, $13.9 million, and $1.3 million for the years ended December 31, 2018, 2017, and 2016 respectively, as research and development expenses.

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In April 2015, the Company amended the original lease agreement to increase the rentable space to 6,043 square feet. In September 2016, the Company further increased the rentable space to 8,673 square feet. The per square foot cost and term of the lease were unchanged, and rent payments are approximately $20,000 per month. The lease expires in December 2019.

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

New York Lease

The Company leased office space in New York for a monthly rental of approximately $18,000 a month from January 2017 through July 2017. On June 5, 2017, the Company entered into an agreement whereby the Company will lease office space from August 1, 2017 to July 31, 2018, for approximately $9,000 a month. On April 20, 2018, the Company entered into an agreement to extend the lease term to January 31, 2019 for approximately $7,000 a month. On November 2, 2018, the Company entered into an agreement to extend the lease term to July 31, 2019 for approximately $4,000 a month.

The Company recognizes rental expense on the facilities on a straight-line basis over the lease term. Differences between the straight-line rent expense and rent payments are classified as deferred rent liability on the balance sheet.

Rent expense for the years ended December 31, 2018, 2017 and 2016 was $1.0 million, $1.0 million, and $0.7 million, respectively.

Contract Manufacturing Organizations

The Company uses contract manufacturing organizations (CMOs) for its clinical production and manufacturing activities. In conjunction with the adoption of Topic 842 on January 1, 2019, the Company reevaluated all of its material contracts it has, to determine whether they contain a lease under the current lease guidance ASC 840. An arrangement is considered a lease or contains a lease if an underlying asset is explicitly or implicitly identified and use of the asset is controlled by the customer. Based on the evaluation, the Company concluded that all of its contracts with CMOs contained embedded operating leases, in addition to other CMO fixed contractual obligations, because the facilities used for its production are implicitly identified, only used by the Company exclusively during the contractual term of the arrangements, and the CMOs have no substantive contractual rights to substitute the facilities used by the Company. Further, the Company controls the use of the facilities by obtaining all of the economic benefits from the use of the facilities and directing the use of the facilities throughout the period of use. Under the current lease guidance, embedded leases are off-balance sheet operating leases and, as such, application of lease accounting did not have any impact on the balance sheet as of December 31, 2018 and 2017. However, they are reflected in the commitments tables below.

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018, the Company's future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	2019	2020	2021	2022	Thereafter

Facility leases	$3,014	$1,373	$1,223	$418	$-	$-
CMO contractual obligations	28,587	17,992	7,690	2,324	581	-

Total	$31,601	$19,365	$8,913	$2,742	$581	$-

Operating lease obligations consist of obligations under non-cancelable operating leases for our facilities in San Carlos, CA, Tampa, FL, and New York, NY.

CMO contractual obligations consist of embedded lease obligations for the manufacturing facilities and minimum fixed commitment fees included in the Company’s manufacturing contracts, such as personnel, general support fee, and minimum production or material fees.

NOTE 12. LEGAL PROCEEDINGS

Class Action Lawsuit. On April 10, 2017, the SEC announced settlements with the Company and with other public companies and unrelated parties in the In the Matter of Certain Stock Promotion investigation. The Company’s settlement with the SEC is consistent with its previous disclosures (including in our Annual Report on Form 10-K that the Company filed with the SEC on March 9, 2017). On April 14, 2017, a purported shareholder filed a complaint seeking class action status in the United States District Court, Northern District of California for violations of the federal securities laws (Leonard DeSilvio v. Lion Biotechnologies, Inc., et al., case no. 3:17cv2086) against the Company and three of its former officers and directors. On April 19, 2017, a second class action complaint (Amra Kuc vs. Lion Biotechnologies, Inc., et al., case no. 3:17-cv-2188) was filed in the same court. Both complaints allege, among other things, that the defendants violated the federal securities laws by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh, our former CEO, and its former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions investigation. On July 20, 2017, the plaintiff in the Kuc case filed a notice to voluntarily dismiss that case. The court entered an order dismissing the Kuc complaint on July 21, 2017. On July 26, 2017, the court appointed a movant as lead plaintiff. On September 8, 2017, the lead plaintiff filed an amended complaint (Jay Rabkin v. Lion Biotechnologies, Inc., et al., case no. 3:17-cv-2086) seeking class action status that alleges, among other things, that the defendants violated federal securities laws by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh and its former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions SEC investigation. On February 5, 2018, the court entered an order dismissing two of plaintiff’s six claims. As the result of mediation, on September 28, 2018, lead plaintiff filed an unopposed motion for settlement, the cost of which, if approved, is expected to be borne by our insurance carrier and would result in no loss to the Company. The court gave preliminary approval to the proposed settlement on November 30, 2018, and the final hearing is currently scheduled for April 12, 2019.

Derivative Lawsuits. On December 15, 2017, a purported stockholder derivative complaint was filed by plaintiff Kevin Fong against the Company, as nominal defendant, and certain of its current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware (case no. 1:17-cv-1806). The complaint alleges breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder arising from the SEC’s investigation in the In the Matter of Certain Stock Promotions investigation and our April 10, 2017 settlement thereof, and seeks unspecified damages on behalf of the Company and injunctive relief.

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

Solomon Capital, LLC. On April 8, 2016, a lawsuit titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Lion Biotechnologies, Inc. was filed by Solomon Capital, LLC, Solomon Capital 401(k) Trust, Solomon Sharbat and Shelhav Raff against the Company in the Supreme Court of the State of New York, County of New York (index no. 651881/2016). The plaintiffs allege that, between June and November 2012 they provided to the Company $0.1 million and that they advanced and paid on the Company’s behalf an additional $0.2 million. The complaint further alleges that the Company agreed to (i) provide them with promissory notes totaling $0.2 million, plus interest, (ii) issue a total of 111,425 shares to the plaintiffs (before the 1-for-100 reverse split of the Company’s common stock effected in March 2013), and (iii) allow the plaintiffs to convert the foregoing funds into its securities in the next transaction. The plaintiffs allege that they should have been able to convert their advances and payments into shares of its common stock in the restructuring that was affected in May 2013. Based on the foregoing, the plaintiffs allege causes for breach of contract and unjust enrichment and demand judgment against the Company in an unspecified amount exceeding $1.5 million, plus interest and attorneys’ fees.

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 3, 2016, the Company filed an answer and counterclaims in the lawsuit. In its counterclaims, the Company alleges that the plaintiffs misrepresented their qualifications to assist the Company in fundraising and that they failed to disclose that they were under investigation for securities laws violations. The Company is seeking damages in an amount exceeding $0.5 million and an order rescinding any and all agreements that the plaintiffs contend entitled them to obtain stock in the Company.

On April 19, 2017, the court granted plaintiffs’ counsel’s motion to withdraw from the case. On May 25, 2017, plaintiffs filed a notice that they had hired new counsel. On June 7, 2017, the judge presiding over the case recused herself because of a conflict of interest arising from her relationship with plaintiffs’ new attorneys and the case was subsequently assigned to a new judge. On April 20, 2018, the court held a hearing regarding plaintiff’s motion to dismiss the Company’s amended counterclaims and affirmative defense for fraudulent inducement. On August 15, 2018, the court entered an order granting the plaintiffs’ motion and dismissed the Company’s amended counterclaims and eleventh affirmative defense for fraudulent inducement without leave to amend. On September 14, 2018, the Company filed a notice of appeal related to this order, and on November 5, 2018, the Company filed its memorandum of law in support of its appeal of the order dismissing the Company’s amended counterclaims and affirmative defense for fraudulent inducement. On January 2, 2019, plaintiffs filed their memorandum of law in opposition to the appeal. On January 18, 2019, the Company filed its reply brief in support of its appeal of the order dismissing its amended counterclaims and affirmative defense for fraudulent inducement.

The Company intends to vigorously defend the complaint and pursue its counterclaims.

Litigation Involving Dr. Steven Fischkoff.  On June 13, 2017, in an action titled Steven Fischkoff v. Lion Biotechnologies, Inc. and Maria Fardis, Dr. Steven Fischkoff, our former Vice President and Chief Medical Officer, filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York. Dr. Fischkoff was dismissed by the Company on March 28, 2017. Dr. Fischkoff was terminated “for cause” as that term is defined in his employment agreement. In his complaint, Dr. Fischkoff alleges breaches of his employment agreement and violation of New York Labor Law for failure to pay monies purportedly owed to him, and seeks to recover amounts including severance pay and retention bonus (totaling $300,000), a prorated incentive bonus, and amounts relating to unvested options to 150,000 shares of our common stock, together with prejudgment interest, costs, expenses and attorneys’ fees. On July 5, 2017, we filed a removal petition and removed the lawsuit to the United States District Court for the Southern District of New York, where the case has been assigned case no. 1:17-cv-05041. On July 14, 2017, the Company filed a partial answer and counterclaims against Dr. Fischkoff, denying his allegations, and alleging breach of contract and related claims, breach of fiduciary duty, and state and federal trade secret misappropriation and related claims, and sought a temporary restraining order and preliminary injunction against Dr. Fischkoff. On July 18, 2017, the court issued a temporary restraining order against Dr. Fischkoff requiring him to return our materials, prohibiting him from disclosing or using the Company’s materials, and granting expedited discovery. On June 25, 2018, pursuant to a stipulation between the parties, the court entered a permanent injunction prohibiting Dr. Fischkoff from disclosing, possessing, or using any of the Company’s proprietary materials or trade secrets. On July 5, 2018, the court entered an order dismissing two of Dr. Fischkoff’s claims against the Company and Dr. Fardis. On October 18, 2018, Dr. Fischkoff amended his complaint to assert a new claim for defamation arising from SEC filings in which the Company provided the information about this litigation.

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

IOVANCE BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of our business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that it believes will result in a probable loss. While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingency involving the Company, management does not believe any pending matter will be resolved in a manner that would have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 13. QUARTERLY UNAUDITED RESULTS

The results of operations by quarter for the years ended December 31, 2018 and 2017 are as follow:

	2018				2017
	(in thousands, except per share information)
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenue	$-	$-	$-	$-	-	$-	$-	$-
Net loss attributable to common stockholder	$(26,515)	$(30,660)	$(33,830)	$(32,575)	(20,684)	$(23,377)	$(22,149)	$(25,854)
Net loss per share, basic and diluted	$(0.31)	$(0.34)	$(0.36)	$(0.27)	(0.33)	$(0.37)	$(0.35)	$(0.36)
Weighted average share used in computing net loss per share, basic and diluted	84,350	90,236	95,077	119,085	62,286	62,457	63,332	72,794

NOTE 14. RELATED PARTY TRANSACTIONS

A former member of the Company’s board of directors was an attorney at a law firm, TroyGould PC, that rendered legal services to the Company during the period of his directorship until June 6, 2018, but did not provide legal services to the Company himself during that period. The Company paid TroyGould PC $0.5 million, $0.7 million, and $0.8 million, during the years ended December 31, 2018, 2017 and 2016, respectively.

On September 14, 2017, the Company entered into a three-year consulting agreement with Iain Dukes, D. Phil, the Chairman of the Board. As compensation for his consulting services, the Company granted Dr. Dukes a stock option to purchase up to 150,000 shares of the Company’s common stock, at an exercise price of $7.30 per share. Under the consulting agreement, Dr. Dukes agreed to provide the Company with services regarding business development opportunities, licensing transactions and technology acquisitions by the Company, and any such strategic initiatives appropriate for the Company that Dr. Dukes may identify. The granted stock options vest in 12 quarterly installments (with 1/12th of the option shares having vested on the date of grant). The vesting of the granted stock options will accelerate, and the entire award will become fully vested upon the closing of a significant licensing transaction, a material product acquisition, a material strategic transaction, or upon a change of control transaction. The Company recognized $0.7 million and $0.2 million in stock-based compensation expense related to this consulting agreement during the years ended December 31, 2018 and 2017, respectively.

