Form 10-Q
period 2019-03-31
IOVANCE BIOTHERAPEUTICS, INC.
filed 2019-05-07
CIK 1425205

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to .

Commission File Number 001-36860

IOVANCE BIOTHERAPEUTICS, INC.

(Exact name of issuer as specified in its charter)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.000041666 per value	IOVA	The Nasdaq Stock Market, LLC

At April 30, 2019, the issuer had 123,514,231 shares of common stock, par value $0.000041666 per share, outstanding.

IOVANCE BIOTHERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share information)

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$54,093	$82,152
Short-term investments	385,925	386,371
Prepaid expenses and other current assets	4,735	6,640
Total Current Assets	444,753	475,163

Property and equipment, net	3,504	2,683
Operating lease right-of-use assets	9,957	-
Long-term assets	3,288	2,975
Total Assets	$461,502	$480,821

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$7,589	$2,739
Accrued expenses	8,489	11,659
Operating lease liabilities	6,059	-
Total Current Liabilities	22,137	14,398

Non-Current Liabilities
Operating lease liabilities	4,380	-
Other liabilities	53	230
Total Non-Current Liabilities	4,433	230
Total Liabilities	26,570	14,628

Commitments and contingencies (Note 9)

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.001 par value; 17,000 shares authorized, 194 shares issued and outstanding as of March 31, 2019; and December 31, 2018 (aggregate liquidation value of $194)	-	-
Series B Convertible Preferred Stock, $0.001 par value; 11,500,000 shares authorized; 5,854,845 shares issued and outstanding as of March 31, 2019 and December 31, 2018 (aggregate liquidation value of $27,811);	6	6
Common stock, $0.000041666 par value; 150,000,000 shares authorized, 123,395,113 and 123,415,576 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	5	5
Accumulated other comprehensive income (loss)	138	(42)
Additional paid-in capital	844,789	838,984
Accumulated deficit	(410,006)	(372,760)
Total Stockholders’ Equity	434,932	466,193
Total Liabilities and Stockholders’ Equity	$461,502	$480,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited; in thousands, except per share information)

	Three Months Ended March 31,
	2019	2018

Revenues	$-	$-

Costs and expenses
Research and development expenses	30,905	19,912
General and administrative expenses	9,081	6,965
Total costs and expenses	39,986	26,877

Loss from operations	(39,986)	(26,877)
Other income
Interest income, net	3,036	362

Net Loss	(36,950)	(26,515)
Net Loss Per Common Share, Basic and Diluted	$(0.30)	$(0.31)

Weighted-Average Common Shares Outstanding, Basic and Diluted	123,415	84,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited; in thousands)

	Three Months Ended March 31,
	2019	2018

Net Loss	$(36,950)	$(26,515)
Other comprehensive income:
Unrealized gain on short-term investments	180	-
Comprehensive Loss	$(36,770)	$(26,515)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited; in thousands, except share information)

	Series A Convertible Preferred Sock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance - December 31, 2018	194	$-	5,854,845	$6	123,415,576	$5	$838,984	$(42)	$(372,760)	$466,193
Adoption of ASU 2018-07						-	296		(296)	-
Stock-based compensation expense							5,846			5,846
Vesting of restricted shares issued for services					7,037	1	-			1
Tax payments related to shares withheld for vested restricted stock units							(71)			(71)
Common stock issued upon exercise of stock options					5,000	-	69			69
Unrealized gain on short-term investments								180		180
Cancellation of common shares from settlement of dispute					(32,500)	(1)	(335)			(336)
Net loss									(36,950)	(36,950)
Balance - March 31, 2019	194	$-	5,854,845	$6	123,395,113	$5	$844,789	$138	$(410,006)	$434,932

Balance - December 31, 2017	1,694	$-	7,378,241	$7	73,164,914	$3	$394,651	$-	$(249,180)	$145,481
Stock-based compensation expense							4,104			4,104
Vesting of restricted shares issued for services					11,459					-
Cancellation of restricted shares					(4,408)					-
Tax payments related to shares withheld for vested restricted stock units						-	(60)			(60)
Common stock issued upon exercise of warrants					730,381		1,826			1,826
Common stock issued upon exercise of stock options					703,071	-	5,630			5,630
Common stock sold in public offerings, net of offering costs					15,000,000		162,092			162,092
Net loss									(26,515)	(26,515)
Balance - March 31, 2018	1,694	$-	7,378,241	$7	89,605,417	$3	$568,243	$-	$(275,695)	$292,558

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(36,950)	$(26,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	271	228
Noncash lease expense	1,424	-
Loss on disposal of assets	-	9
Gain on settlement of dispute	(335)	-
Accretion (amortization) of discounts and premiums on investments	(1,232)	-
Stock-based compensation expense	5,846	4,104
Changes in assets and liabilities:
Prepaid expenses, other assets, and long-term assets	1,592	(368)
Operating lease liabilities (right-of-use assets)	(942)	-
Accounts payable	4,582	5,239
Accrued expenses and other liabilities	(3,346)	(546)
Net cash used in operating activities	(29,090)	(17,849)

Cash Flows from Investing Activities
Maturities of short-term investments	91,042	-
Purchase of short-term investments	(89,185)	-
Purchase of property and equipment	(824)	(22)
Net cash provided by (used in) investing activities	1,033	(22)

Cash Flows from Financing Activities
Tax payments related to shares withheld for vested restricted stock awards	(71)	(62)
Proceeds from the issuance of common stock upon exercise of warrants	-	1,826
Proceeds from the issuance of common stock upon exercise of options	69	5,630
Proceeds from the issuance of common stock, net	-	162,186
Net cash (used in) provided by financing activities	(2)	169,580
Net (decrease) / increase in cash and cash equivalents	(28,059)	151,709
Cash and Cash Equivalents, Beginning of Period	82,152	145,373
Cash and Cash Equivalents, End of Period	$54,093	$297,082

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain on short-term investments	$180	$-
Acquisitions of property and equipment included in accounts payable	(268)	(12)
Offering costs under accounts payable and accrued expenses	-	(93)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Iovance Biotherapeutics, Inc. (the “Company”, “we”, “us” or “our”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to eradicate cancer cells. Tumor infiltrating lymphocyte or TIL therapy is a platform technology that has been studied and continues to be studied for the treatment of metastatic melanoma, metastatic cervical cancer, and various other cancers by the National Cancer Institute, or NCI. The Company’s lead product candidate, lifileucel (formerly known as LN-144) for metastatic melanoma, is an autologous adoptive cell therapy utilizing TIL, which are T cells derived from patients’ tumors. The Company is also developing a second product candidate, an autologous adoptive cell therapy utilizing TIL for the treatment of cancers other than metastatic melanoma, which is known as LN-145. The Company is investigating the effectiveness and safety of TIL therapy for the treatment of metastatic melanoma, squamous cell carcinoma of the head and neck, cervical cancer, and metastatic non-small cell lung cancer through company sponsored trials, as well as other oncology indications. The Company is currently conducting the pivotal cohort of its innovaTIL-01 clinical trial, also known as C-144-01, of lifileucel in patients with metastatic melanoma. The Company has recently amended the protocol of its innovaTIL-04 clinical trial, also known as C-145-04, of LN-145 in cervical cancer patients in anticipation of discussions with the U.S. Food and Drug Administration (“FDA”) on a potential registrational path. On June 1, 2017, the Company reincorporated to become a company governed by Delaware corporation laws.

Basis of Presentation of Unaudited Condensed Consolidated Financial Information

The unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2018, was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2019. These financial statements should be read in conjunction with that report.

Liquidity

The Company is currently engaged in the development of therapeutics to fight cancer, specifically solid tumors. The Company currently does not have any commercial products and has not yet generated any revenues from its business. The Company currently does not anticipate that it will generate any revenues from the sale or licensing of any of its product candidates during the 12 months from the date these financial statements are issued. The Company has incurred a net loss of $37.0 million for the three months ended March 31, 2019 and used $29.1 million of cash in its operating activities during the three months ended March 31, 2019. In January 2018, the Company closed an underwritten public offering of 15,000,000 shares of the Company’s common stock at a public offering price of $11.50 per share, before underwriting discounts. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by the Company, were $162.0 million. In October 2018, the Company completed an underwritten public offering of 25,300,000 shares of the Company’s common stock at a public offering price of $9.97 per share, before underwriting discounts. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by the Company, were $236.7 million. As of March 31, 2019, the Company had $440.0 million of cash and cash equivalents and short-term investments ($54.1 million of cash and cash equivalents and $385.9 million in short-term investments).

The Company expects to further increase its research and development activities, which will increase the amount of cash used during 2019 and beyond. Specifically, the Company expects continued spending on its current and planned clinical trials, continued expansion of manufacturing activities, including construction of a manufacturing facility, higher payroll expenses as the Company increases its professional and scientific staff, increased research and development activities and initiation of pre-commercial activities. However, the extent and the timing of these expenditures are under the control of the Company. Based on the funds the Company has available as of the date these financial statements are issued, the Company believes that it has sufficient capital to fund its anticipated operating expenses for at least next twelve months from the date these financial statements are issued

Concentrations of Risk

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

At March 31, 2019 and 2018, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	March 31,
	2019	2018
Stock options	9,274,973	6,951,067
Warrants	-	5,570,835
Series A Convertible Preferred Stock*	97,000	847,000
Series B Convertible Preferred Stock*	5,854,845	7,378,241
Restricted stock units	57,285	103,123
	15,284,103	20,850,266

* on an as-converted basis

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

The Company does not have fair valued assets classified under Level 2 as of March 31, 2019 and December 31, 2018.

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

The Company does not have fair valued assets classified under Level 3 as of March 31, 2019 and December 31, 2018.

As of March 31, 2019 and December 31, 2018, financial assets measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of March 31, 2019
	Level 1	Level 2	Level 3	Total
US treasury securities	$234,681	$-	$-	$234,681
US government agency securities	151,244	-	-	151,244
Total	$385,925	$-	$-	$385,925

	Assets at Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
US treasury securities	$265,393	$-	$-	$265,393
US government agency securities	120,978	-	-	120,978
Total	$386,371	$-	$-	$368,371

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

Leases

The Company determines if an arrangement includes a lease at inception. Operating leases are included in its condensed consolidated balance sheet as Operating lease right-of-use assets and Operating lease liabilities as of March 31, 2019. Operating lease right-of-use assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses an estimated incremental borrowing rate that is applicable to the Company based on the information available at later of the lease commencement date or the date of adoption of Accounting Standard Update (ASU) No. 2016-02 and ASU No. 2018-10, Leases (together “Topic 842”). The operating lease right-of-use assets also include any lease payments made and exclude lease incentives. The Company’s leases may include options to extend or terminate the lease, which is considered in the lease term when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term. The Company has elected not to apply the recognition requirements of Topic 842 for short-term leases.

For lease agreements entered into after the adoption of Topic 842 that include lease and non-lease components, such components are generally accounted for separately.

Prior period amounts continue to be reported in accordance with our historic accounting under previous lease guidance, Topic 840. See “Recently Adopted Accounting Pronouncements - Leases” below, for more information about the impact of the adoption on Topic 842.

Stock-Based Compensation

The Company periodically grants stock options and warrants to employees and non-employees in non-capital raising transactions as compensation for services rendered. The Company accounts for stock option grants to employees based on the authoritative guidance provided by the FASB where the value of the award is measured on the date of grant and recognized over the vesting period. Upon the adoption of ASU No. 2018-07, Compensation-Stock Compensation (“Topic 718”), the Company accounts for stock option grants to non-employees in the same manner as grants to employees, therefore no longer requiring a remeasurement at the then-current fair values at each reporting date until the share options have vested. The nonemployee awards that contain a performance condition that affects the quantity of other terms of the award are measured based on the outcome that is probable.

The fair value of the Company's common stock option grants is estimated using a Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. The stock-based compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

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

Total stock-based compensation expense related to all of the Company’s stock-based awards was recorded on the statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$2,701	$2,000
General and administrative	3,145	2,104
Total stock-based compensation expense	$5,846	$4,104

Total stock-based compensation expenses broken down based on each individual instrument were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock option expense	$5,779	$4,037

Restricted stock unit expense	67	67
Total stock-based compensation expense	$5,846	$4,104

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

Recently Adopted Accounting Guidance

Leases

On January 1, 2019, the Company adopted Topic 842, which establishes a new lease accounting method for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The Company elected the package of practical expedients requiring no reassessment of whether any expired or existing contracts are or contain leases, the lease classification of any expired or existing leases, or initial direct costs for any existing leases. The standard had a material impact on its consolidated balance sheets by recognizing Operating lease right-of-use assets and Operating lease liabilities for operating leases but did not have an impact on our consolidated statement of operations or cash flows. The adoption of the Topic 842 resulted in recognition of Operating lease right-of-use assets of $10.4 million and $4.9 million Operating lease liabilities – current, and $5.8 million of Operating lease liabilities – noncurrent as of January 1, 2019, the date of adoption.

Improvements to Nonemployee Share-Based Payment Accounting

On January 1, 2019, the Company adopted Topic 718, which eliminates the separate accounting method for nonemployee share-based payment awards and generally requires companies to account for share-based payment transactions with nonemployees in the same manner as share-based payment transactions with employees. Under the new guidance, nonemployee share-based payment transactions are measured at the grant-date fair value and are no longer remeasured at the then-current fair values at each reporting date until the share options have vested. The guidance requires a modified-retrospective approach in transition. The Company compared the cumulative amounts that were recorded for its nonemployee share-based payments through December 31, 2018 immediately preceding the date of adoption to the cumulative amounts that should be recognized at the adoption date and recognized a cumulative effect of the transition adjustment of $0.3 million to retained earnings as of the date of adoption, January 1, 2019.

Presentation of Stockholders’ Equity

In August 2018, the Security Exchange Commission (SEC) adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The Company has included its first presentation of changes in stockholders’ equity in this Quarterly Report on Form 10-Q for the three months ended March 31, 2019 and 2018.

Fair Value Measurements Disclosure

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates disclosure requirement regarding transfers between level 1 and level 2 of the fair value of hierarchy, however, adds disclosure requirements on the range and weighted average used to develop significant unobservable inputs for level 3 fair value measurements. The Company adopted the guidance on January 1, 2019, however, there was no adjustment required to its disclosures as it did not have fair value assets classified under level 2 or 3 as of March 31, 2019 and December 31, 2018.

Subsequent Event

The Company’s management evaluates events that have occurred after the balance sheet date but before the financial statements are issued. See Note 11 Subsequent Event.

Reclassifications

Certain amounts within the balance sheets for the prior period have been reclassified to conform with the current period presentation. These reclassifications had no impact on the Company's previously reported financial position or cash flows for any of the periods presented.

NOTE 3. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents and short-term investments consist of the following (in thousands):

	March 31,	December 31,
	2019	2018

Cash equivalents - Money market funds	$42,795	$25,968
Cash equivalents total	$42,795	$25,968

Cash equivalents in the tables above exclude cash demand deposits of $11.3 million and $56.2 million as of March 31, 2019 and December 31, 2018, respectively (in thousands).

	March 31,	December 31,
Short-term Investments	2019	2018
US treasury securities	$234,681	$265,393
US government agency securities	151,244	120,978
Short-term investments total	$385,925	$386,371

The cost and fair value of cash equivalents and short-term investments at March 31, 2019 and December 31, 2018 were as follows (in thousands):

			Gross	Gross
			Unrealized	Unrealized
As of March 31, 2019	Cost	Accretion	Gains	Losses	Fair Value

US treasury securities	$233,427	$1,204	$66	$(16)	$234,681
US government agency securities	150,414	742	90	(2)	151,244
Total	$383,841	$1,946	$156	$(18)	$385,925

			Gross	Gross
			Unrealized	Unrealized
As of December 31, 2018	Cost	Accretion	Gains	Losses	Fair Value

US treasury securities	$264,619	$813	$19	$(58)	$265,393
US government agency securities	120,653	328	21	(24)	120,978
Total	$385,272	$1,141	$40	$(82)	$386,371

Unrealized gains and losses are included in accumulated other comprehensive loss. All short-term investments held by the Company as of March 31, 2019 and December 31, 2018 have a maturity of less than one year.

NOTE 4. BALANCE SHEET COMPONENTS

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accrued payroll and employee related expenses	$2,225	$4,113
Legal and related services	1,033	825
Clinical related	2,560	3,424
Manufacturing related	1,789	2,684
Accrued other	882	489
Deferred rent - current	-	124
	$8,489	$11,659

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

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock. At March 31, 2019, 17,000 shares were designated as Series A Convertible Preferred Stock (“Series A Convertible Preferred Stock”) and 11,500,000 shares were designated as Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock”).

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

No Shares of Series A Convertible Preferred Stock were converted during the three months ended March 31, 2019 or 2018. At March 31, 2019, 194 shares of Series A Convertible Preferred Stock (that are convertible into 97,000 shares of common stock) remained outstanding.

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

No shares of Series B Convertible Preferred Stock were converted during the three months ended March 31, 2019 and 2018. At March 31, 2019, 5,854,845 shares of Series B Preferred Stock (that are convertible into 5,854,845 shares of common stock) remained outstanding.

Warrants

There were no remaining outstanding warrants as of March 31, 2019 and December 31, 2018.

Cancellation of Common Shares

On September 30, 2013, Iovance and a third party entered into an agreement under which the Company issued 50,000 shares of unregistered stock in the Company to the third party. On January 16, 2019, the two parties entered into a confidential settlement agreement in connection with a dispute related to their prior relationship and activities. As part of the settlement, the third party returned 32,500 shares of common stock to the Company for cancellation and retained the remaining 17,500 shares. The Company included a gain of $335,000 on cancellation of 32,500 shares in Other income in its condensed consolidated statement of operations.

NOTE 6. STOCK BASED COMPENSATION

Stock Plans

On October 14, 2011, the Company adopted the 2011 Equity Incentive Plan (the “2011 Plan”). Employees, directors, consultants and advisors of the Company are eligible to participate in the 2011 Plan. The 2011 Plan initially had 180,000 shares of common stock reserved for issuance in the form of incentive stock options, non-qualified options, common stock, and grant appreciation rights. The 2011 Plan was not approved by the Company’s stockholders within the required one-year period following its adoption and, accordingly, no incentive stock options can be granted under the 2011 plan, but non-qualified options, common stock and grant appreciation rights can still be granted. In August 2013, the Company’s Board of Directors and a majority of the Company’s stockholders approved an amendment to increase the number of shares available under the 2011 Plan from 180,000 shares to 1,700,000 shares, and an amendment to increase the number of options or other awards that can be granted to any one person during a twelve (12) month period from 50,000 shares to 300,000 shares. The foregoing amendment to the 2011 Plan became effective in September 2013. On August 20, 2014, the Company’s Board of Directors amended the 2011 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2011 Plan from 1,700,000 to 1,900,000 shares, effective immediately. As of March 31, 2019, 376,240 shares were available for future grant under the 2011 Plan.

On September 19, 2014, the Company’s Board of Directors adopted the Iovance Biotherapeutics, Inc. 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the Company’s stockholders at the Company’s 2014 Annual Meeting of Stockholders held in November 2014. The 2014 Plan, as approved by the stockholders, authorized the issuance up to an aggregate of 2,350,000 shares of the Company’s common stock. On April 10, 2015, the Board of Directors amended the 2014 Plan to increase the total number of shares that can be issued under the 2014 Plan to 4,000,000 shares of the Company’s common stock. The increase in shares available for issuance under the 2014 Plan was approved by the Company’s stockholders at the Company’s 2015 Annual Meeting of Stockholders in June 2015.

On August 16, 2016, the Company’s stockholders approved an increase in the total number of shares that can be issued under the 2014 Plan to 9,000,000 shares of the Company’s common stock. As of March 31, 2019, 5,223 shares were available for grant under the Company’s 2014 Plan.

On April 22, 2018, the Board of Directors adopted the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan was approved by the Company’s stockholders at the Annual Meeting of Stockholders held in June 2018. The 2018 Plan as approved by the stockholders authorized the issuance up to an aggregate of 6,000,000 shares of common stock reserved for issuance in the form of incentive (qualified) stock options, non-qualified options, common stock, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards or any combination of the foregoing. As of March 31, 2019, 4,183,900 shares were available for grant under the 2018 Plan.

Restricted Stock Units

On June 1, 2016, the Company entered into a restricted stock unit agreement with the Company’s new Chief Executive Officer, Maria Fardis, Ph.D., pursuant to which the Company granted Dr. Fardis 550,000 non-transferrable restricted stock units at fair market value of $5.87 per share as an inducement for employment pursuant to Nasdaq Listing Rule 5635(c)(4). The 550,000 restricted stock units vest in installments as follows: (i) 137,500 restricted stock units vested upon the first anniversary of the effective date of Dr. Fardis’ employment agreement; (ii) 275,000 restricted stock units vest upon the satisfaction of certain clinical trial milestones; and (iii) 137,500 restricted stock units vest in equal monthly installments over the 36-month period following the first anniversary of the effective date of Dr. Fardis’ employment, provided that Dr. Fardis has been continuously employed with the Company as of such vesting dates. As of March 31, 2019, 57,285 restricted stock units remained unvested.

Stock-based compensation expense for restricted stock units are measured based on the closing fair market value of the Company's common stock on the date of grant. The stock-based compensation expenses relating to restricted stock units were $0.1 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively, recorded as part of general and administrative expenses.

As of March 31, 2019, $0.3 million of total unrecognized compensation costs related to non-vested restricted stock units to be recognized over a weighted average period of 1.17 years.

Stock Options

A summary of the status of stock options at March 31, 2019, and the changes during the three months then ended, is presented in the following table:

		Weighted	Weighted	Aggregate
	Number	Average	Average	Intrinsic
	of	Exercise	Remaining	Value (in
	Options	Price	Contract Life	thousands)
Outstanding at January 1, 2019	6,889,287	$10.25
Granted	2,462,100	10.82
Exercised	(5,000)	8.30
Expired/Forfeited	(71,414)	11.05
Outstanding at March 31, 2019	9,274,973	$10.40	8.46	$9,916

Options exercisable at March 31, 2019	3,892,634	$8.85	7.31	$7,247

The Company recorded stock-based compensation costs related to options of $5.8 million and $4.1 million for the three months ended March 31, 2019 and 2018. As of March 31, 2019, there was $45.7 million of total unrecognized compensation expense related to the options to be recognized over a weighted average period of 2.14 years.

The weighted average grant date fair value for employee options granted under the Company's stock option plans during the three months ended March 31, 2019 and 2018 was $6.99 and $15.52 per option respectively.

The aggregate intrinsic value in the table above reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the three months ended March 31, 2019 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2019. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

The following table summarizes the assumptions relating to options granted pursuant to the Company’s equity incentive plans for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
Assumptions:	2019	2018
Expected term (years)	6.06	5.13 – 6.50
Expected volatility	70.78%	170.85% - 200.28%
Risk-free interest rate	2.59%	2.27% - 2.77%
Expected dividend yield	0%	0%

Expected Dividend Yield —The Company has never paid dividends and does not expect to pay dividends in the foreseeable future.

Risk-Free Interest Rate —The risk-free interest rate was based on the market yield currently available on United States Treasury securities with maturities approximately equal to the option’s expected term.

Expected Term —The expected term of the stock option grants was calculated based on historical exercises, cancellations, and forfeitures of stock options and outstanding option shares.

Expected Volatility —The expected volatility is based on the historical volatility for the Company's stock over a period equal to the expected terms of the options.

Forfeiture Rate —The Company recognizes forfeitures as they occur.

Each of the inputs discussed above is subjective and generally requires significant management judgment.

NOTE 7. LICENSES AND AGREEMENTS

National Institutes of Health (“NIH”) and the National Cancer Institute (“NCI”)

Cooperative Research and Development Agreement (“CRADA”)

In August 2011, the Company signed a five-year CRADA with the NCI to work with Dr. Steven Rosenberg on developing adoptive cell immunotherapies that are designed to destroy metastatic melanoma cells using a patient’s tumor infiltrating lymphocytes.

In January 2015, the Company executed an amendment to the CRADA to include four new indications. As amended, in addition to metastatic melanoma, the CRADA included the development of TIL therapy for the treatment of patients with bladder, lung, triple-negative breast, and Human Papilloma Virus (“HPV”)-associated cancers.

In August 2016, the NCI and the Company entered into a second amendment to the CRADA. The principal changes effected by the second amendment included (i) extending the term of the CRADA by another five years to August 2021, and (ii) modifying the focus on the development of unmodified TIL as a stand-alone therapy or in combination with FDA licensed products and commercially available reagents routinely used for adoptive cell therapy. The parties will continue the development of improved methods for the generation and selection of TIL with anti-tumor reactivity in metastatic melanoma, bladder, lung, breast, and HPV-associated cancers.

Pursuant to the terms of the CRADA, the Company is currently required to make quarterly payments of $0.5 million to the NCI for support of research activities. To the extent the Company licenses patent rights relating to a TIL-based product candidate, the Company will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, the Company may be required to supply certain test articles, including TIL, grown and processed under cGMP conditions, suitable for use in clinical trials, where the Company holds the investigational new drug application for such clinical trial. The extended CRADA has a five-year term expiring in August 2021. The Company or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. The Company recorded costs associated with the CRADA of $0.5 million for the three months ended March 31, 2019 and 2018 as research and development expenses.

Patent License Agreement Related to the Development and Manufacture of TIL

Effective October 5, 2011, the Company entered into an Exclusive Patent License Agreement (the “Patent License Agreement”) with the NIH, an agency of the United States Public Health Service within the Department of Health and Human Services, which was subsequently amended on February 9, 2015 and October 2, 2015. Pursuant to the Patent License Agreement, as amended, the NIH granted the Company licenses, including exclusive, co-exclusive, and non-exclusive licenses, to certain technologies relating to autologous tumor infiltrating lymphocyte adoptive cell therapy products for the treatment of metastatic melanoma, lung, breast, bladder and HPV-positive cancers. The Patent License Agreement requires the Company to pay royalties based on a percentage of net sales (which percentage is in the mid-single digits), a percentage of revenues from sublicensing arrangements, and lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications and other direct costs incurred by the NIH pursuant to the agreement.

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

H. Lee Moffitt Cancer Center

Research Collaboration and Clinical Grant Agreements with Moffitt

In December 2016, the Company entered into a new three-year Sponsored Research Agreement with H. Lee Moffitt Cancer Center (“Moffitt”). At the same time, the Company entered into a clinical grant agreement with Moffitt to support an ongoing clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with metastatic melanoma. In June 2017, the Company entered into a second clinical grant agreement with Moffitt to support a new clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with non-small cell lung cancer, under which the Company obtained a non-exclusive, royalty-free license to any new Moffitt inventions made in the performance of the agreement. Under both clinical grant agreements with Moffit, the Company has non-exclusive rights to clinical data arising from the respective clinical trials. The Company recorded research and development costs of $0.3 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively, in connection with the research collaboration and clinical grant agreements with Moffitt.

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

Pursuant to the First Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million. A patent issuance fee will also be payable under the First Moffitt License, upon the issuance of the first U.S. patent covering the subject technology. In addition, the Company agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales (which percentage is in the low single digits) and sublicensing payments, as applicable, and annual minimum royalties beginning with the first sale of products based on the licensed technologies, which minimum royalties will be credited against the percentage royalty payments otherwise payable in that year. The Company will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the First Moffitt License related to the treatment of any cancers in the United States, Europe and Japan and in other countries designated by the Company in agreement with Moffitt. No expenses were recorded for the First Moffitt License for the three months ended March 31, 2019 and 2018.

The Company entered into a license agreement with Moffitt effective as of May 7, 2018 (the “Second Moffitt License”), under which the Company received a license to Moffitt’s rights to patent-pending technologies related to the use of 4-1BB agonists in conjunction with TIL manufacturing processes and therapies. The Company continues to develop TIL therapies using 4-1BB agonists in manufacturing in conjunction with M.D. Anderson Cancer Center.

Pursuant to the Second Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million in 2018. An annual license maintenance fee will be also payable commencing on the first anniversary of the effective date. In addition, the Company agreed to pay an annual commercial use payment for each indication for which a first sale has occurred, which in the aggregate amounts to up to $0.4 million a year. No expenses were recorded for the Second Moffitt License for the three months ended March 31, 2019 and 2018.

PolyBioCept

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

If all of the foregoing product development, regulatory approval and sales milestone payments are met, the Company will have to pay PolyBioCept an additional $8.7 million and will have to issue to PolyBioCept a total 2,219,376 shares of unregistered common stock. In addition to these potential payments, the Company reimbursed PolyBioCept up to $0.2 million in expenses related to the transfer of know-how and paid PolyBioCept $0.1 million as a clinical trials management fee. The PolyBioCept Agreement has an initial term of 30 years and may be extended for additional five-year periods. No expense was recorded for the three months ended March 31, 2019 and 2018 in connection with this agreement.

M.D. Anderson Cancer Center

Strategic Alliance Agreement

On April 17, 2017, the Company entered into a Strategic Alliance Agreement (the “SAA”) with M.D. Anderson Cancer Center (“MDACC”) under which the Company and MDACC agreed to conduct clinical and preclinical research studies. The Company agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA. In return, the Company acquired all rights to inventions resulting from the studies and has been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of MDACC reasonably necessary to exploit, including the commercialization thereof. The Company has also been granted certain rights in clinical data generated by MDACC outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt by the Company of all deliverables due from MDACC thereunder. In May 2017, the Company made a prepayment of $1.4 million under this agreement. The Company recorded $1.2 million associated with the MDACC SAA for the three months ended March 31, 2019 as research and development expenses. No expense was recognized for the same period in 2018.

MedImmune

In December 2015, the Company entered into a collaboration agreement (the “MedImmune Agreement”) with MedImmune, the global biologics research and development arm of AstraZeneca (“MedImmune”), to conduct clinical and preclinical research immuno-oncology. Under the MedImmune Agreement, the Company funded and sought to conduct at least one clinical trial combining MedImmune's PD-L1 inhibitor, durvalumab, with TIL for the treatment of patients. MedImmune supplied durvalumab for the clinical trials. On April 3, 2019, the Company and MedImmune announced that the study was closed because of a changing treatment landscape and a lack of enrollment, and the collaboration agreement was terminated as of April 1, 2019.

WuXi Apptech, Inc. (“WuXi”)

In November 2016, the Company entered into a three-year manufacturing and services agreement (“MSA”) with WuXi AppTech, Inc. (“Wuxi”) pursuant to which WuXi agreed to provide manufacturing and other services. Under the agreement, the Company entered into two statements of work for two cGMP manufacturing suites to be established and operated by WuXi for the Company, one of the suites is expected to be capable of being used for the commercial manufacture of our products. The statements of work for each facility include a fixed component to reserve a dedicated suite and a variable component, mainly labor and materials used during the manufacturing process. The fee payable under the first statement of work for the use of one of the manufacturing suites during the first year of the agreement, including the fees for the necessary personnel, was $2.5 million. The second statement of work, under which WuXi agreed to establish and operate a second, dedicated facility for a late stage/commercial manufacturing cGMP suite requires the Company to pay approximately $5.85 million during the first year of the agreement. The Company and WuXi have extended the term of the related statements of work until May 2020. The Company recorded costs associated with agreements with WuXi of $3.8 million and $2.8 million for three months ended March 31, 2019 and 2018 respectively, as research and development expenses.

NOTE 8. LEGAL PROCEEDINGS

Class Action Lawsuit. On April 10, 2017, the SEC announced settlements with the Company and with other public companies and unrelated parties in the In the Matter of Certain Stock Promotion investigation. The Company’s settlement with the SEC is consistent with its previous disclosures (including in our Annual Report on Form 10-K that the Company filed with the SEC on March 9, 2017). On April 14, 2017, a purported shareholder filed a complaint seeking class action status in the United States District Court, Northern District of California for violations of the federal securities laws (Leonard DeSilvio v. Lion Biotechnologies, Inc., et al., case no. 3:17cv2086) against the Company and three of its former officers and directors. On April 19, 2017, a second class action complaint (Amra Kuc vs. Lion Biotechnologies, Inc., et al., case no. 3:17-cv-2188) was filed in the same court. Both complaints allege, among other things, that the defendants violated the federal securities laws by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh, the former CEO, and the former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions investigation. On July 20, 2017, the plaintiff in the Kuc case filed a notice to voluntarily dismiss that case. The court entered an order dismissing the Kuc complaint on July 21, 2017. On July 26, 2017, the court appointed a movant as lead plaintiff. On September 8, 2017, the lead plaintiff filed an amended complaint (Jay Rabkin v. Lion Biotechnologies, Inc., et al., case no. 3:17-cv-2086) seeking class action status that alleges, among other things, that the defendants violated federal securities laws by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh and its former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions SEC investigation. On February 5, 2018, the court entered an order dismissing two of plaintiff’s six claims. As the result of mediation, on September 28, 2018, lead plaintiff filed an unopposed motion for settlement, the cost of which, if approved, is expected to be borne by the Company’s insurance carrier and would result in no loss to the Company. The court gave preliminary approval to the proposed settlement on November 30, 2018. A hearing was held on April 12, 2019 to determine whether the proposed settlement was fair, reasonable, and adequate, and whether the claims should be dismissed. On April 17, 2019, the court approved the final settlement, involving a payment of $3,250,000 by the Company’s insurance carrier to a settlement fund, awarded attorney’s fees and costs to be paid to plaintiff’s counsel from the settlement fund, approved the plan of allocation for settlement class members, and ordered that the claims against the Company should be dismissed with prejudice. The Company does not expect to incur any costs or expenses in connection with this settlement.

Derivative Lawsuits. On December 15, 2017, a purported stockholder derivative complaint was filed by plaintiff Kevin Fong against the Company, as nominal defendant, and certain of the current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware (case no. 1:17-cv-1806). The complaint alleges breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder arising from the SEC’s investigation in the In the Matter of Certain Stock Promotions investigation and our April 10, 2017 settlement thereof, and seeks unspecified damages on behalf of the Company and injunctive relief. On March 28, 2018, a purported stockholder derivative complaint was filed by plaintiff Nazeer Khaleeluddin on behalf of the Company, against the Company, as nominal defendant, and certain of the Company’s current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware (case no. 1:18-cv-00469). The complaint alleges, among other things, violations of securities law, breach of fiduciary duty, aiding and abetting, waste of corporate assets, and unjust enrichment. The complaint is based on claims arising from the SEC’s investigation in the In the Matter of Certain Stock Promotions investigation and the Company’s April 10, 2017 settlement thereof, and seeks unspecified damages on behalf of our company and injunctive relief. On May 1, 2018, the court consolidated this case with the aforementioned purported stockholder derivative case filed by plaintiff Kevin Fong. The Company intends to vigorously defend against the foregoing complaints. Based on the early stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.

Solomon Capital, LLC. On April 8, 2016, a lawsuit titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Lion Biotechnologies, Inc. was filed by Solomon Capital, LLC, Solomon Capital 401(k) Trust, Solomon Sharbat and Shelhav Raff against the Company in the Supreme Court of the State of New York, County of New York (index no. 651881/2016). The plaintiffs allege that, between June and November 2012 they provided to the Company $0.1 million and that they advanced and paid on our behalf an additional $0.2 million. The complaint further alleges that the Company agreed to (i) provide them with promissory notes totaling $0.2 million, plus interest, (ii) issue a total of 111,425 shares to the plaintiffs (before the 1-for-100 reverse split of our common stock effected in March 2013), and (iii) allow the plaintiffs to convert the foregoing funds into our securities in the next transaction. The plaintiffs allege that they should have been able to convert their advances and payments into shares of our common stock in the restructuring that was affected in May 2013. Based on the foregoing, the plaintiffs allege causes for breach of contract and unjust enrichment and demand judgment against the Company in an unspecified amount exceeding $1.5 million, plus interest and attorneys’ fees. On June 3, 2016, the Company filed an answer and counterclaims in the lawsuit. In its counterclaims, the Company alleges that the plaintiffs misrepresented their qualifications to assist the Company in fundraising and that they failed to disclose that they were under investigation for securities laws violations. The Company is seeking damages in an amount exceeding $0.5 million and an order rescinding any and all agreements that the plaintiffs contend entitled them to obtain stock in the Company. On April 19, 2017, the court granted plaintiffs’ counsel’s motion to withdraw from the case. On May 25, 2017, plaintiffs filed a notice that they had hired new counsel. On June 7, 2017, the judge presiding over the case recused herself because of a conflict of interest arising from her relationship with plaintiffs’ new attorneys and the case was subsequently assigned to a new judge.  On April 20, 2018, the court held a hearing regarding plaintiff’s motion to dismiss the Company’s amended counterclaims and affirmative defense for fraudulent inducement. On August 15, 2018, the court entered an order granting the plaintiffs’ motion and dismissed the Company’s amended counterclaims and eleventh affirmative defense for fraudulent inducement without leave to amend. On September 14, 2018, the Company filed a notice of appeal related to this order, and on November 5, 2018, the Company filed its memorandum of law in support of its appeal of the order dismissing the Company’s amended counterclaims and affirmative defense for fraudulent inducement. On January 2, 2019, plaintiffs filed their memorandum of law in opposition to the appeal. On January 18, 2019, the Company filed its reply brief in support of its appeal of the order dismissing its amended counterclaims and affirmative defense for fraudulent inducement. On April 4, 2019, the appellate court ordered that the Company’s amended counterclaims and its affirmative defense for fraudulent inducement be reinstated.

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

The Company intends to vigorously defend against Dr. Fischkoff’s lawsuit and pursue the Company’s counterclaims. Based on the current stage of the litigation, it is not possible to estimate the amount or range of (i) a possible loss that might result from an adverse judgment or settlement of this action, or (ii) the potential recovery that might result from a favorable judgment or a settlement of this action.

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

In connection with the Company’s reincorporation from Nevada to Delaware in 2017, the Company (as a Delaware corporation) untimely filed a post-effective amendment to adopt a Form S-8 registration statement that the Company filed (as a Nevada corporation) to register the shares underlying the 2011 Plan. Before the Company filed the required post-effective amendment, options to purchase 200,000 shares were exercised under the 2011 Plan. The effect of the delayed post-effective amendment filing on the 200,000 option shares is uncertain, but the issuance and sale of the shares may not have been in compliance with the Form S-8 registration statement. The existence of any liability to the Company, and the amount of any such liability to the Company, as a result of the issuance of the 200,000 shares is uncertain. Accordingly, no accrual for a potential claim has been made by the Company in its financial statements.

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

NOTE 9. LEASES

As described further in “Note 2. Summary of Significant Accounting Policies”, the Company adopted Topic 842 as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with its historic accounting under ASU Topic 840- Leases (Topic 840).

Facilities Leases

The Company has evaluated the following facility leases and determined that, effective upon the adoption of Topic 842, they were all operating leases. Operating lease right-of-use assets and liabilities were recognized as of January 1, 2019 based on the present value of the remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company utilized a third party in determining an incremental borrowing rate based on the information available as of the adoption date of Topic 842 to obtain the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease which are included in the lease term when it is reasonably certain that it will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term. The Company elected not to apply the recognition requirements of Topic 842 for short-term leases that have a lease term of 12 months or less.

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

Manufacturing Contracts

The Company uses contract manufacturing organizations (collectively the “CMOs” and each a “CMO”) to manufacture and supply TILs for clinical and commercial purposes. The CMO contractual obligations consist of the use of manufacturing facilities and minimum fixed commitment fees, such as personnel, general support fees, and minimum production or material fees. In addition to the minimum fixed commitment fees, the CMO contractual obligations include variable costs such as production and material costs in excess of the minimum quantity specified in each CMO agreement. During the term of each CMO agreement, the Company has access to and control of the use of a dedicated suite in each of the CMOs’ facilities for manufacturing activities. In conjunction with the adoption of Topic 842 on January 1, 2019, the Company reevaluated all of its material contracts it has, to determine whether they contain a lease under the current lease guidance Topic 840. An arrangement is considered a lease or contains a lease if an underlying asset is explicitly or implicitly identified and use of the asset is controlled by the customer. Based on this evaluation, the Company concluded that all of its contracts with CMOs contained embedded operating leases because the suites used for its production are implicitly identified, is only used by the Company exclusively during the contractual term of the arrangements, and the CMOs have no substantive contractual rights to substitute the facilities used by the Company. Further, the Company controls the use of the facilities by obtaining all of the economic benefits from the use of the facilities and direct the use of the facilities throughout the period of use. The terms of the CMO contracts include options to terminate the lease with an advance notice of five to six months. The termination clauses and extension clauses are included in the calculation of the lease term for each of the CMOs when it is reasonably certain that it will not exercise such options.

The guidance requires the Company to first identify a lease deliverable and non-lease deliverable included in the arrangements, and then allocate the fixed contractual consideration to the lease deliverable(s) and the non-lease deliverable(s) on a relative standalone selling price basis to determine the amount of operating lease right-of-use assets and liabilities. The Company identified the use of a dedicated suite as a single lease deliverable, and related labor services as a single non-lease deliverable in each of the CMO arrangements. Judgment is required to determine the relative standalone selling price of each deliverable as the observable standalone selling prices are not readily available. Therefore, management used estimates and assumptions in determining relative standalone selling price of lease of a suite and labor service using information that includes market and other observable inputs to the extent possible.

The Company leases certain furniture and equipment that has a lease term of 12 months or less. Since the commencement date does not include an option to purchase the underlying asset, the Company elected not to apply the recognition requirements of Topic 842 for short-term leases, however, the lease costs that pertain to the short-term leases are disclosed in the components of lease costs table below.

The balance sheet classification of the Company’s right-of-use asset and lease liabilities was as follows:

March 31, 2019

Operating lease right-of-use assets	$9,957
Operating lease liabilities
Current portion included in current liabilities	6,059
long-term portion included in non-current liabilities	4,380
Total Operating lease liabilities	$10,439

The components of lease expenses, which were included in Total expenses in the Company’s consolidated statement of operations, were as follows:

For the Three Months Ended March 31, 2019

Operating lease cost	$1,594
Variable lease cost	896
Short-term lease cost	19
Total lease cost	2,509

Variable lease cost is determined based on performance or usage in accordance with the contractual agreements, and not based on an index or rate.

Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2019 was $1.4 million and were included in Net cash provided by operating activities in its consolidated statement of cash flows. Upon the adoption of Topic 842 on January 1, 2019, the Company increased noncash balances of operating lease right-of-use assets and operating lease liabilities by $10.4 million and $10.7 million, respectively. During the three months ended March 31, 2019, the Company additionally increased noncash balance of operating lease right-of-use assets and operating lease liability by $1.0 million as a result of lease modifications.

As of March 31, 2019, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

	Facility leases	CMO embedded leases	Total
Remainder of 2019	$1,066	$3,975	$5,041
2020	1,223	3,366	4,589
2021	419	994	1,413
2022	-	144	144
2023	-	-	-
Thereafter	-	-	-
Total lease payments	$2,708	$8,479	$11,187
Less: Present value adjustment	(189)	(559)	(748)
Operating lease liabilities	$2,519	$7,920	$10,439

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of Topic 842. As of March 31, 2019, the weighted average remaining lease term is 1.86 years and the weighted average discount rate used to determine the operating lease liabilities was 8.4%.

Disclosures related to periods prior to adoption of Topic 842

As required, the following disclosure is provided for periods prior to adoption. Minimum lease commitments as of December 31, 2018 that have initial or remaining lease terms in excess of one year are as follows:

	Facility leases	CMO embedded leases	Total
2019	$1,373	$5,088	$6,461
2020	1,223	3,366	4,589
2021	418	994	1,412
2022	-	144	144
2023	-	-	-
Thereafter	-	-	-
Total lease payments	$3,014	$9,592	$12,606

NOTE 10. RELATED PARTY TRANSACTIONS

A former member of the Company’s Board of Directors was an attorney at a law firm, TroyGould PC, that rendered legal services to the Company during the period of his directorship until June 6, 2018, but did not provide legal services to the Company himself during that period. The Company paid TroyGould PC $0.1 million for the three months ended March 31, 2019 and 2018.

On September 14, 2017, the Company entered into a three-year consulting agreement with Iain Dukes, D. Phil, the Chairman of the Board of Directors. As compensation for his consulting services, the Company granted Dr. Dukes a stock option to purchase up to 150,000 shares of the Company’s common stock, at an exercise price of $7.30 per share. Under the consulting agreement, Dr. Dukes agreed to provide the Company with services regarding business development opportunities, licensing transactions and technology acquisitions by the Company, and any such strategic initiatives appropriate for the Company that Dr. Dukes may identify. The granted stock options vest in 12 quarterly installments (with 1/12th of the option shares having vested on the date of grant). The vesting of the granted stock options will accelerate, and the entire award will become fully vested upon the closing of a significant licensing transaction, a material product acquisition, a material strategic transaction, or upon a change of control transaction. The Company recognized $0.1 million and $0.4 million in stock-based compensation expense related to this consulting agreement during the three months ended March 31, 2019 and 2018, respectively. In addition, in connection with the adoption of ASC 2018-07, the Company recognized $0.3 million to retained earnings as of January 1, 2019.

NOTE 11. SUBSEQUENT EVENT

On May 2, 2019, the Company entered into an agreement to lease approximately 1,500 square feet of office space in Philadelphia, Pennsylvania until July 1, 2019 for a rate of $2,000 a month, and then approximately 4,500 square feet of office space for the remainder of a three year term at an initial rate of $11,063 per month, subject to annual increases of 2.5%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The management’s discussion and analysis of financial condition as of March 31, 2019 and results of operations for the three months ended March 31, 2019, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2018 which was filed with the Securities and Exchange Commission, or SEC, on February 28, 2019. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Business” section and elsewhere in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of cell therapy as novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to eradicate cancer. Tumor-infiltrating lymphocyte therapy, or TIL therapy, is a platform technology that has already been studied for the treatment of metastatic melanoma and metastatic cervical cancer and other solid tumors by the National Cancer Institute, or NCI. Our lead product candidate, lifileucel for metastatic melanoma is an autologous adoptive cell therapy utilizing TIL, which are T cells derived from patients’ tumors. We are also developing a second product candidate, an autologous adoptive cell therapy utilizing TIL for the treatment of cancers other than metastatic melanoma, which is known as LN-145. We are investigating the effectiveness and safety of TIL therapy for the treatment of metastatic melanoma, cervical cancer, squamous cell carcinoma of the head and neck, and metastatic non-small cell lung cancer through company sponsored trials, as well as for other oncology indications in investigator-sponsored trials. Our sponsored clinical trials and our investigator-sponsor clinical trials are described in more detail below.

We have an on-going Phase 2 clinical trial, innovaTIL-01, of our lead product candidate, lifileucel, for the treatment of metastatic melanoma. This multicenter pivotal trial is enrolling patients with melanoma whose disease has progressed following treatment with at least one systemic therapy, including a PD-1 inhibitor and if BRAF mutated, a BRAF, or BRAF/MEK inhibitor (National Clinical Trial identification number NCT02360579). Cohort 4 of this study is intended to be used for the registration of lifileucel. The innovaTIL-01 trial uses our proprietary Generation 2, or Gen 2, manufacturing process. We completed and closed enrollment of patients into Cohort 2 in this trial in 2018, and we announced that the first patient was dosed in a new single-arm registrational cohort, Cohort 4, of this trial in March 2019.

In addition to our ongoing trial in metastatic melanoma, we have initiated clinical trials of LN-145, TIL therapy in cervical, head and neck cancers, and other cancers. InnovaTIL-04 is an ongoing Phase 2, multicenter trial that will assess the safety and efficacy of LN-145 for the treatment of patients with recurrent, metastatic or persistent cervical cancer (NCT03108495). C-145-03 is an ongoing Phase 2, multicenter trial that will enroll up to 47 patients and will assess the safety and efficacy of LN-145 for the treatment of patients with recurrent metastatic squamous cell carcinoma of the head and neck (NCT03083873). In February 2019, LN-145 received Fast Track designation from the FDA for development in the treatment of cervical cancer. The protocol for this trial was amended to increase the sample size to 59 and to modify the primary endpoint of Objective Response Rate (ORR) to be determined by a Blinded Independent Review Committee (BIRC). We made the changes in anticipation of a meeting with the U.S. Food and Drug Administration (FDA) planned for later this year to discuss the registration pathway for LN-145 in cervical cancer.

We are investigating the potential of our TIL therapies in earlier lines of treatment and in combination with pembrolizumab. IOV-COM-202 is a Phase 2, multicenter trial that is composed of three cohorts to enroll up to a total of 36 patients. In Cohort 1, we intend to enroll advanced unresectable or metastatic melanoma patients who have not received prior immunotherapy including checkpoint inhibitors such as anti-PD-1/anti-PD-L1 therapy. The patients will receive lifileucel in combination with pembrolizumab. In Cohort 2, we intend to enroll advanced head and neck squamous cell carcinoma patients who are also naïve to prior immunotherapy including anti-PD-1/anti-PD-L1 therapy. The patients will receive LN-145 in combination with pembrolizumab. In Cohort 3, we intend to enroll non-small cell lung cancer patients who have previously received systemic therapy which could include checkpoint inhibitors. This trial is open for patient enrollment (NCT03645928).

We closed the IOV-LUN-201 study, investigating TIL therapy in non-small cell lung cancer, or NSCLC, in combination with anti-PD-L1 therapy in April 2019. Instead, we plan to add an additional arm to the IOV-COM-202 study, adapting clinical development plans to reflect advances in the treatment landscape for non-small cell lung cancer.

As part of our collaboration program with the MD Anderson Cancer Center, or MDACC, two new Phase 2 trials were initiated in 2018. The first trial, 2017-0672 (NCT03449108), is intended to allow for investigation of LN-145 manufactured by us using our Gen 2 manufacturing process to treat patients with soft tissue sarcoma, osteosarcoma and platinum resistant ovarian cancer. A second trial under the collaboration with MDACC is now active as well (NCT03610490). This trial will use TIL manufactured by MDACC using urelumab, a 4-1BB agonistic antibody, as part of the manufacturing process. Both trials are sponsored by MDACC.

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

Results of Operations

Revenues

We have not yet generated any revenues since our formation. We currently do not anticipate that we will generate any revenues during 2019 from the sale or licensing of our products. Our ability to generate revenues in the future will depend on our ability to complete the development of our product candidates and to obtain regulatory approval for them.

Costs and expenses

Research and Development (in thousands)

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	$	%
Research and development expenses	$30,905	$19,912	$10,993	55%
Stock-based compensation expense included in research and development expense	2,701	2,000	701	35%

Research and development expense for the three months ended March 31,2019 increased by $11.0 million, or 55%, compared to the same period in 2018. The increase in research and development expenses was primarily attributable to (i) an increase in total patients in our clinical studies which in turn results in higher study costs, (ii) technology transfer expenses for additional manufacturing capacity, and (iii) an increase in research and development headcount.

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

General and Administrative (in thousands)

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	$	%
General and administrative expenses	$9,081	$6,965	$2,116	30%
Stock-based compensation expense included in general and administrative expense	3,145	2,104	1,041	49%

General and administrative expense for the three months ended March 31, 2019 increased by $2.1 million, or 30%, compared to the same period in 2018. The increase was primarily attributable to an increase in general and administrative headcount and higher stock-based compensation expenses.

General and administrative expenses include personnel costs for our employees engaged in general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. We anticipate general and administrative expenses will increase as we continue to support our expanded research and development efforts.

Interest Income (in thousands)

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	$	%
Interest income, net	$3,036	$362	$2,674	739%

Interest income results from our interest-bearing cash and short term investment balances. Net interest income increased by $2.7 million due to the higher average cash and short-term investment balances as a result of the proceeds received from our equity financings in January 2018 and October 2018.

Net Loss

	Three Months Ended March 31,		(Increase) Decrease
	2019	2018	$	%
Net loss	$(36,950)	$(26,515)	$(10,435)	39%

Net loss for the three months ended March 31, 2019 increased by $10.4 million or 39%, compared to the same period in 2018. The increase in our net loss was due to the continued expansion of our research and development activities, increased clinical trials and manufacturing activities, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we further invest in our research and development activities, including our clinical development, building our own manufacturing facility and certain pre-commercial activities.

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

Corporate Capitalization. As of March 31, 2019, we had outstanding 123,395,113 shares of our $0.000041666 par value common stock, 194 shares of our $0.001 par value Series A Convertible Preferred Stock, and 5,854,845 shares of our $0.001 par value Series B Convertible Preferred Stock. The outstanding shares of Series A Convertible Preferred Stock are currently convertible into 97,000 shares of our common stock, and the outstanding shares of Series B Convertible Preferred Stock are currently convertible into 5,854,845 shares of our common stock. The shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock do not have voting rights or accrue dividends.

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

We are currently engaged in the development of therapeutics to fight cancer. We do not have any commercial products and have not yet generated any revenues from our biopharmaceutical business. We currently do not anticipate that we will generate any revenues during 2019 from the sale or licensing of any products. We have incurred a net loss of $37.0 million for the three months ended March 31, 2019 and used $29.1 million of cash in our operating activities the same period ended March 31, 2019. As of March 31, 2019, we had $54.1 million of cash and cash equivalents, $385.9 million of short-term investments, $434.9 million of stockholders’ equity and had working capital of $422.6 million.

We expect to further increase our research and development activities, which will increase the amount of cash we will use during 2019 and beyond. Specifically, we expect increased spending on clinical trials, research and development activities, higher payroll expenses as we increase our professional and scientific staff and continue our expansion of manufacturing activities. Based on the funds we have available as of the date of filing of this Quarterly Report on Form 10-Q, we believe that we have sufficient capital to fund our anticipated operating expenses for at least 12 months from the date of filing this report.

Off-Balance Sheet Arrangements

At March 31, 2019, we had no obligations that would require disclosure as off-balance sheet arrangements.

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

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because all of our investments are in interest bearing cash accounts, mutual funds consisting of short-term debt securities issued by the U.S. government and T bills. The primary objective of our investment activities is to preserve principal. We adhere to an investment policy that requires us to limit amounts invested in securities based on credit rating, maturity, industry group and investment type and issuer, except for securities issued by the U.S. government. At March 31, 2019, we had $385.9 million invested in short-term marketable securities with a maturity date of less than one year. As such we believe that we are not exposed to any material market risk. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the three months ended March 31, 2019, it would not have had a material effect on our condensed consolidated results of operations or cash flows for that period.

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

Changes in Internal Controls Over Financial Reporting

During the quarter ended March 31, 2019, we implemented certain internal controls in connection with our adoption of Topic 842. There were no other any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Class Action Lawsuit. On April 10, 2017, the SEC announced settlements with us and with other public companies and unrelated parties in the In the Matter of Certain Stock Promotion investigation. Our settlement with the SEC is consistent with our previous disclosures (including in our Annual Report on Form 10-K that we filed with the SEC on March 9, 2017). On April 14, 2017, a purported shareholder filed a complaint seeking class action status in the United States District Court, Northern District of California for violations of the federal securities laws (Leonard DeSilvio v. Lion Biotechnologies, Inc., et al., case no. 3:17cv2086) against our company and three of our former officers and directors. On April 19, 2017, a second class action complaint (Amra Kuc vs. Lion Biotechnologies, Inc., et al., case no. 3:17-cv-2188) was filed in the same court. Both complaints allege, among other things, that the defendants violated the federal securities laws by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh, our former CEO, and our former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions investigation. On July 20, 2017, the plaintiff in the Kuc case filed a notice to voluntarily dismiss that case. The court entered an order dismissing the Kuc complaint on July 21, 2017. On July 26, 2017, the court appointed a movant as lead plaintiff. On September 8, 2017, the lead plaintiff filed an amended complaint (Jay Rabkin v. Lion Biotechnologies, Inc., et al., case no. 3:17-cv-2086) seeking class action status that alleges, among other things, that the defendants violated federal securities laws by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh and our former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions SEC investigation. On February 5, 2018, the court entered an order dismissing two of plaintiff’s six claims. As the result of mediation, on September 28, 2018, lead plaintiff filed an unopposed motion for settlement, the cost of which was expected to be borne by our insurance carrier and would result in no loss to us. The court gave preliminary approval to the proposed settlement on November 30, 2018. A final hearing was held on April 12, 2019 to determine whether the proposed settlement was fair, reasonable, and adequate, and whether the claims should be dismissed. On April 17, 2019, the court approved the final settlement, involving a payment of $3,250,000 by our insurance carrier to a settlement fund, awarded attorney’s fees and costs to be paid to plaintiff’s counsel from the settlement fund, approved the plan of allocation for settlement class members, and ordered that the claims against us should be dismissed with prejudice. We do not expect to incur any costs or expenses in connection with this settlement.

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

Solomon Capital, LLC. On April 8, 2016, a lawsuit titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Lion Biotechnologies, Inc. was filed by Solomon Capital, LLC, Solomon Capital 401(k) Trust, Solomon Sharbat and Shelhav Raff against us in the Supreme Court of the State of New York, County of New York (index no. 651881/2016). The plaintiffs allege that, between June and November 2012 they provided to us $0.1 million and that they advanced and paid on our behalf an additional $0.2 million. The complaint further alleges that we agreed to (i) provide them with promissory notes totaling $0.2 million, plus interest, (ii) issue a total of 111,425 shares to the plaintiffs (before the 1-for-100 reverse split of our common stock effected in March 2013), and (iii) allow the plaintiffs to convert the foregoing funds into our securities in the next transaction. The plaintiffs allege that they should have been able to convert their advances and payments into shares of our common stock in the restructuring that was affected in May 2013. Based on the foregoing, the plaintiffs allege causes for breach of contract and unjust enrichment and demand judgment against us in an unspecified amount exceeding $1.5 million, plus interest and attorneys’ fees. On June 3, 2016, we filed an answer and counterclaims in the lawsuit. In its counterclaims, we allege that the plaintiffs misrepresented their qualifications to assist us in fundraising and that they failed to disclose that they were under investigation for securities laws violations. We are seeking damages in an amount exceeding $0.5 million and an order rescinding any and all agreements that the plaintiffs contend entitled them to obtain stock in our company. On April 19, 2017, the court granted plaintiffs’ counsel’s motion to withdraw from the case. On May 25, 2017, plaintiffs filed a notice that they had hired new counsel. On June 7, 2017, the judge presiding over the case recused herself because of a conflict of interest arising from her relationship with plaintiffs’ new attorneys and the case was subsequently assigned to a new judge.  On April 20, 2018, the court held a hearing regarding plaintiff’s motion to dismiss our amended counterclaims and affirmative defense for fraudulent inducement. On August 15, 2018, the court entered an order granting the plaintiff’s motion and dismissed the Company’s amended counterclaims and eleventh affirmative defense for fraudulent inducement without leave to amend. On September 14, 2018, we filed a notice of appeal related to this order, and on November 5, 2018, we filed our memorandum of law in support of our appeal of the order dismissing our amended counterclaims and affirmative defense for fraudulent inducement. On January 2, 2019, plaintiffs filed their memorandum of law in opposition to the appeal. On January 18, 2019, we filed our reply brief in support of our appeal of the order dismissing our amended counterclaims and affirmative defense for fraudulent inducement. On April 4, 2019, the appellate court ordered that our amended counterclaims and our affirmative defense for fraudulent inducement be reinstated.

We intend to vigorously defend the complaint and pursue our counterclaims. At the current stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.

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

We intend to vigorously defend against Dr. Fischkoff’s lawsuit and pursue our counterclaims. Based on the current stage of the litigation, it is not possible to estimate the amount or range of (i) a possible loss that might result from an adverse judgment or settlement of this action, or (ii) the potential recovery that might result from a favorable judgment or a settlement of this action.

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

The risks described below may not be the only ones relating to our company. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial conditions and future prospects and the trading price of our common stock could be harmed as a result of any of these risks. Investors should also refer to the other information contained or incorporated by reference in our Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019, including our financial statements and related notes, and our other filings from time to time with the Securities and Exchange Commission or SEC.

We have marked with an asterisk (*) those risk factors below that reflect a substantive change from the risk factors included in our Annual Report on Form 10-K filed with the SEC on February 28, 2019.

Risks Related to Our Business

We have a history of operating losses; we expect to continue to incur losses and we may never be profitable.*

We are a clinical-stage biotechnology company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient's own immune system to eradicate cancer cells. We do not have products approved for commercial sale and have not generated revenue from operations. As of March 31, 2019, we had an accumulated deficit of $410.0 million. In addition, during the three months ended March 31, 2019, we incurred a net loss of $37.0 million. Since our inception we have not generated any revenues from operations. We do not expect to generate any meaningful product sales or royalty revenues for the foreseeable future. We expect to incur significant additional operating losses in the future as we expand our development and clinical trial activities in support of demonstrating the effectiveness of our products.

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

We have only a limited operating history in our current line of business on which a decision to invest in our company can be based. The future of our company currently is dependent upon our ability to implement our business plan, as that business plan may be modified from time to time by our management and Board of Directors. While we believe that we have a reasonable business plan and research and development strategy, we have only a limited operating history against which we can test our plans and assumptions, and investors therefore cannot evaluate the likelihood of our success.

We face the problems, expenses, difficulties, complications and delays normally associated with a pre-commercial biotechnology company, many of which are beyond our control. Accordingly, our prospects should be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a new business developing technologies in an industry that is characterized by a number of market entrants and intense competition. Because of our size and limited resources, we may not possess the ability to successfully overcome many of the risks and uncertainties frequently encountered by pre-commercial companies involved in the rapidly evolving field of immunotherapy. If our research and development efforts are successful, we may also face the risks associated with the shift from development to commercialization of new products based on innovative technologies. There can be no assurance that we will be successful in developing our business.

We are substantially dependent on the success of our product candidates and cannot guarantee that these product candidates will successfully complete development, receive regulatory approval, or be successfully commercialized.*

We currently have no products approved for commercial sale. We have invested a significant portion of our efforts and financial resources in the development of our current product candidates, lifileucel and LN-145 and expect that we will continue to invest heavily in our current product candidates, as well as in any future product candidates we may develop. Our business depends entirely on the successful development and commercialization of our product candidates, which may never occur. Our ability to generate revenues in the future is substantially dependent on our ability to develop, obtain regulatory approval for, and then successfully commercialize our product candidates. We currently generate no revenue from the sale of any products, and we may never be able to develop or commercialize a marketable product.

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

If approved for marketing by applicable regulatory authorities, our ability to generate revenues from our product candidates will depend on our ability to:

•	price our product candidates competitively such that third-party and government reimbursement leads to broad product adoption;
•	prepare a broad network of clinical sites for administration of our product;
•	create market demand for our product candidates through our own marketing and sales activities, and any other arrangements to promote these product candidates that we may otherwise establish;
•	receive regulatory approval for claims that are necessary or desirable for successful marketing;
•	hire, train, and deploy a commercial team including a sales force or contract with a third party for a sales force to commercialize product candidates in the United States;
•	manufacture product candidates through CMOs or in our own manufacturing facility in sufficient quantities and at acceptable quality and manufacturing cost to meet commercial demand at launch and thereafter;
•	establish and maintain agreements with wholesalers, distributors, pharmacies, and group purchasing organizations on commercially reasonable terms;
•	create partnerships with, or offer licenses to, third parties to promote and sell product candidates in foreign markets where we receive marketing approval;
•	maintain patent and trade secret protection and regulatory exclusivity for our product candidates;
•	launch commercial sales of our product candidates, whether alone or in collaboration with others;
•	achieve market acceptance of our product candidates by patients, the medical community, and third-party payors;
•	achieve appropriate reimbursement for our product candidates;
•	maintain a distribution and logistics network capable of product storage within our specifications and regulatory guidelines, and further capable of timely product delivery to clinical sites;
•	effectively compete with other therapies or competitors; and
•	maintain a continued acceptable safety profile of our product candidates following launch.

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

Prior to 2015, all the preclinical and clinical trials relating to TIL had been conducted by the NCI. We have recruited a team that has experience with clinical trials; however, we as a company have limited experience in conducting clinical trials. In part because of this lack of experience, we cannot be certain that our ongoing clinical trials will be completed on time, if at all, will progress according to our plans or expectations, or that our planned clinical trials will be initiated, progress according to our plans or expectations, or be completed on time, if they are completed at all.

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

We also rely on other third parties to manufacture and ship our products for the clinical trials that we conduct. Any performance failure on the part of these third parties could delay clinical development or marketing approval of our product candidates or any additional product candidates or commercialization of our product candidates, if approved, producing additional losses and depriving us of potential product revenue.

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

•	inability to generate sufficient preclinical data to support the initiation of clinical studies;
•	regulators or Institutional Review Boards, or IRBs may not authorize us or our investigators to commence a clinical trial, conduct a clinical trial at a prospective trial site, or amend trial protocols, or regulators or IRBs may require that we modify or amend our clinical trial protocols;
•	delays in reaching a consensus or inability to obtain agreement with regulatory agencies on study design;
•	the FDA or comparable foreign regulatory authorities may disagree with our intended indications, study design or our interpretation of data from preclinical studies and clinical trials or find that a product candidate’s benefits do not outweigh its safety risks;
•	the FDA or comparable foreign regulatory authorities may not accept data from studies with clinical trial sites in foreign countries;
•	the FDA may not allow us to use the clinical trial data from a research institution to support an IND if we cannot demonstrate the comparability of our product candidates with the product candidate used by the relevant research institution in its clinical studies;
•	delays in or failure to reach an agreement on acceptable terms with prospective CROs and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;
•	delays in obtaining required IRB approval at each clinical study site;
•	imposition of a temporary or permanent clinical hold, suspensions or terminations by regulatory agencies, IRBs, or us for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks, undesirable side effects, or other unexpected characteristics of the product candidate, or due to findings of undesirable effects caused by a biologically or mechanistically similar therapeutic or therapeutic candidate;
•	delays in recruiting suitable patients to participate in our clinical studies;
•	delay in adding new investigators or clinical trial sites, or withdrawal of clinical trial sites from a study;
•	delay or change in strategic direction for an indication resulting from differences in results between cohorts in a clinical trial, such as Cohort 2 and Cohort 4 of the innovaTIL-01 clinical trial, including differences in patient population, or from different interpretations of the results using a BIRC;
•	failure by our CROs, clinical trial sites, patients, or other third parties, or us to adhere to clinical study requirements, including regulatory, contractual or protocol requirements;
•	failure to perform in accordance with the FDA’s cGCP requirements, or applicable regulatory guidelines in other countries;
•	the number of patients required for clinical trials of our product candidates may be larger than we anticipate or enrollment in these clinical trials may be slower than we anticipate;
•	patients that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop such patients from the study or clinical trial, increase the needed enrollment size for the study or clinical trial or extend the study’s or clinical trial’s duration;
•	patients dropping out of a study;
•	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols to regulatory authorities and IRBs, and which may cause delays in our development programs, or changes to regulatory review times;
•	there may be regulatory questions or disagreements regarding interpretations of data and results, or new information may emerge regarding our product candidates;
•	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;
•	the cost of clinical studies of our product candidates being greater than we anticipate, or we may have insufficient funds for a clinical trial or to pay the substantial user fees required by the FDA upon the filing of a BLA;
•	clinical studies of our product candidates producing negative or inconclusive results may fail to provide sufficient data and information to support product approval, or our studies may fail to reach the necessary level of statistical or clinical significance, which may result in our deciding, or regulators requiring us, to conduct additional clinical studies, or preclinical studies, or abandon product development programs;
•	early results from our clinical studies of our product candidates may be negatively affected by changes in efficacy measures such as overall response rate and duration of response as more patients are enrolled in our clinical trials or as new cohorts of our clinical trials are tested, and overall response rate and duration of response may be negatively affected by the inclusion of unconfirmed responses in preliminary results that we report if such responses are not later confirmed;

•	we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development;
•	there may be changes to the therapeutics or their regulatory status which we are administering in combination with our product candidates;
•	the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or our manufacturing facilities for clinical and future commercial supplies;
•	the FDA or comparable regulatory authorities may take longer than we anticipate making a decision on our product candidates;
•	transfer of our manufacturing processes to our contract manufacturers or other larger-scale facilities operated by a CMO and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process;
•	our use of different manufacturing processes within our clinical trials, including our Gen 1 and Gen 2 manufacturing processes, and any effects that may result from the use of different processes on the clinical data that we have reported and will report in the future; and
•	delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical studies or the inability to do any of the foregoing, including as a result of any quality issues associated with the contract manufacturer.

We also may conduct clinical and preclinical research in collaboration with other academic, pharmaceutical, biotechnology and biologics entities in which we combine our technologies with those of our collaborators. Such collaborations may be subject to additional delays because of the management of the trials, contract negotiations, the need to obtain agreement from multiple parties, and the necessity of obtaining additional approvals for therapeutics used in the combination trials. These combination therapies will require additional testing and clinical trials will require additional FDA regulatory approval and will increase our future cost of expenses.

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing changes to our product candidates, we may be required to, or we may elect to, conduct additional studies to bridge our modified product candidates to earlier versions. These changes may require the FDA approval or notification, may not have their desired effect and the FDA may not accept data from prior versions of the product to support an application, delaying our clinical trials or programs or necessitating additional clinical or preclinical studies. By example, we changed our manufacturing process from our first generation, or Gen 1 to our second generation, or Gen 2 to decrease the production time and allow for the cryopreservation of the product. We may find that this update has unintended consequences that necessitates additional development and manufacturing work, additional clinical and preclinical studies, or that results in refusal to file or non-approval of a BLA.

Clinical study delays could shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. The number and types of preclinical studies and clinical trials that will be required for regulatory approval also varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate. Approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. It is possible that any product candidates we may seek to develop in the future will ever obtain the appropriate regulatory approvals necessary for us or any future collaborators to commence product sales. Any delay in completing development, obtaining or failure to obtain required approvals could also materially adversely affect our ability or that of any of our collaborators to generate revenue from any such product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

It may take longer and cost more to complete our clinical trials than we project, or we may not be able to complete them at all.*

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

We have opened enrollment of our company-sponsored, Phase 2 clinical trials to establish the feasibility of our product, and to assess its overall safety in patients with metastatic melanoma, cervical, head and neck and lung cancers. However, we may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. Our ability to enroll or treat patients in our other studies, or the duration or costs of those studies, could be affected by multiple factors. Furthermore, the timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Accordingly, we cannot guarantee that the trial will progress as planned or as scheduled. Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our ongoing clinical trial and planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

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

Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.*

Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us, IRBs, Drug Safety Monitoring Boards or DSMBs, or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Even if we were to receive product approval, such approval could be contingent on inclusion of unfavorable information in our product labeling, such as limitations on the indicated uses for which the products may be marketed or distributed, a label with significant safety warnings, including boxed warnings, contraindications, and precautions, a label without statements necessary or desirable for successful commercialization, or requirements for costly post marketing testing and surveillance, or other requirements, including REMS, to monitor the safety or efficacy of the products, and in turn prevent us from commercializing and generating revenues from the sale of our current or future product candidates.

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

Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete our trials or result in potential product liability claims. Such toxicities, which may arise from TIL therapy in general, including co-therapies, may include, for example, pyrexia, anemia, neutrophil and platelet count decrease, febrile neutropenia, fatigue, chills, hyponatremia, and hypotension. For example, the update in October 2018 from the innovaTIL-01 trial included two grade 5 treatment emergent adverse events. In addition, these side effects and deaths may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from personalized cell therapy are not normally encountered in the general patient population and by medical personnel. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Currently, our product candidates are manufactured using processes developed or modified by us or by our third-party research institution collaborators that we may not intend to use for more advanced clinical trials or commercialization. We have selected Gen 2 as the manufacturing process for product registration, and all ongoing and future company-sponsored clinical trials. Although we believe Gen 2 is a commercially viable process, there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-out, process reproducibility, stability issues, lot consistency, and timely availability of raw materials. This includes potential risks associated with FDA not agreeing with all of the details of our validation data or our potency assay for Cohort 4 of our innovaTIL-01 clinical trial. Furthermore, some of our CMOs may not be able to establish comparability of their products with TIL product used in Cohort 2 or may not be fully validated prior to starting Cohort 4. As a result of these challenges, we may experience delays in our clinical development and/or commercialization plans. We may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

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

We will need additional financing to fund our operations and complete the development and commercialization of our various product candidates, and if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our product candidates. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

Our operations have consumed substantial amounts of cash since inception. From our inception to March 31, 2019, we have an accumulated deficit of $410.0 million. In addition, our research and development and our operating costs have also been substantial and are expected to increase. In January 2018, we closed an underwritten public offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $162.0 million. In October 2018, we closed an underwritten public offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, were of $236.7 million. We expect to continue to spend substantial amounts to continue the clinical development of our product candidates. As of March 31, 2019, we had $440.0 million in cash, cash equivalents and short-term investments.

Accordingly, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next twelve months from the date this Quarterly Report on Form 10-Q is issued. However, in order to complete the development of our current product candidates, and in order to affect our business plan,including establishing our own manufacturing facility, we anticipate that we will have to spend more than the funds currently available to us. Furthermore, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may require additional capital for the further development and commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Moreover, our fixed expenses such as rent, minimum payments to our contract manufacturers, and other contractual commitments, including those for our research collaborations, are substantial and are expected to increase in the future.

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

Subject to various spending levels approved by our Board of Directors, our management will have broad discretion in the use of the net proceeds from our capital raises, including our October 2018, January 2018, and September 2017 public offerings, and may not use them effectively.

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

The use of our net operating loss carryforwards and research tax credits may be limited.*

Our net operating loss carryforwards and any future research and development tax credits may expire and not be used. As of March 31, 2019, we had U.S. federal net operating loss carryforwards of approximately $251.5 million. Our net operating loss carryforwards arising in taxable years ending on or prior to December 31, 2018 will begin expiring in 2027 if we have not used them prior to that time. Net operating loss carryforwards arising in taxable years ending after December 31, 2018 are no longer subject to expiration under the Internal Revenue Code of 1986, as amended, or the Code. Additionally, our ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Sections 382 and 383 of the Code, respectively, if we have a cumulative change in ownership of more than 50% within a three-year period.

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

Due to the promising clinical therapeutic effect of competitor therapies in clinical exploratory trials, we anticipate substantial direct competition from other organizations developing advanced T cell therapies targeting patients who have received prior anti-PD-1/PD-L1 therapies. In particular, we expect to compete with other new therapies for our lead indications developed by companies such as Bristol-Myers Squibb, Merck, Nektar Therapeutics, Idera Pharmaceuticals, Dynavax Technologies, Oncosec Medical, Immetacyte, WindMIL Therapeutics, and others. We also may compete with therapies based on genetically engineered T cells rendered reactive against tumor-associated antigens prior to their administration to patients. Genetically engineered T cells are being pursued by several companies, including Adaptimmune, Celgene (in collaboration with bluebird bio as well as through Celgene’s subsidiary Juno Therapeutics), Gilead Sciences, Novartis and others. To date, these technologies have been primarily applicable to hematologic malignancies, but their application in solid tumor indications may create competition with us. Many of these companies and our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources, and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the United States and internationally. Our competitors may obtain regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in competitors establishing a strong market position before we are able to enter the market.

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

We are dependent on third parties to support our research, development and manufacturing activities and, therefore, are subject to the efforts of these parties and our ability to successfully collaborate with these third parties.*

As a result of our current strategy to outsource most of our manufacturing, we rely very heavily on third parties to perform for us the manufacturing of our products for our clinical trials. We also license a portion of our technology from others. We intend to rely upon our contract manufacturers to produce large quantities of materials needed for clinical trials and potentially product commercialization. Third party manufacturers may not be able to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical testing may be delayed, thereby delaying the submission of products for regulatory approval or the market introduction and subsequent sales of our products. Any such delay may lower our revenues and potential profitability.

In addition, in order to supplement our own efforts to improve TIL manufacturing and develop TIL therapies in new indications in clinical trials, we currently work and collaborate with government and academic research institutions, medical institutions and corporate partners such as the NCI, Moffitt, Ohio State University, Roswell Park Cancer Institute, Phio Pharmaceuticals, and Cellectis. We also intend to continue to enter into additional third-party collaborative agreements in the future. However, we may not be able to successfully negotiate any additional collaborative arrangements. If established, these relationships may not be scientifically or commercially successful. The success of these and future collaborations and joint development arrangements may be subject to numerous risks and uncertainties, including the inability or unwillingness of our partners to perform in the manner, or to the extent anticipated, and may also be subject to disagreements regarding the rights, interests, and performance of the counterparties under our licenses and development agreements. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercialization of the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority under the collaboration agreement.

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

We are currently developing lifileucel and LN-145 for use along with IL-2. We and our collaborators are also studying TIL therapy along with other products, such as pembrolizumab, ipilimumab and nivolumab. The development of product candidates for use in combination with another product may present challenges. For example, the FDA may require us to use more complex clinical trial designs, in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of these trials could show that any positive results are attributable to the already approved product. Moreover, following product approval, the FDA may require that products used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to already approved products, this may require us to work with another company to satisfy such a requirement. Moreover, developments related to the already approved products may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the approved product’s safety or efficacy profile, changes to the availability of the approved product, and changes to the standard of care.

A Fast Track product designation or other designation to facilitate product candidate development may not lead to faster development or a faster regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.*

We were granted Fast Track designation by the FDA for lifileucel in advanced melanoma and LN-145 for cervical cancer. We may seek Fast Track designation for other of our current or future product candidates. Receipt of a designation to facilitate product candidate development is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for a designation, the FDA may disagree. In any event, the receipt of such a designation for a product candidate may not result in a faster development process, review, or approval compared to product candidates considered for approval under conventional the FDA procedures and does not assure ultimate marketing approval by the FDA. In addition, the FDA may later decide that the products no longer meet the designation conditions.

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

We may be unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, if they are approved, and as a result, we may be unable to generate product revenues.*

We currently have a small commercial team focused on our commercial strategy, but we do not have commercial infrastructure for the marketing, sale, and distribution of biopharmaceutical products. If approved, in order to commercialize our products, we must build our marketing, sales, and distribution capabilities or make arrangements with third parties to perform these services, which will take time and require significant financial expenditures and we may not be successful in doing so. Even if we are able to effectively establish a sales force and develop a marketing and sales infrastructure, our sales force and marketing teams may not be successful in commercializing our current or future product candidates. To the extent we rely on third parties to commercialize any products for which we obtain regulatory approval, we would have less control over their sales efforts, and could be held liable if they failed to comply with applicable legal or regulatory requirements.

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

Our failure to comply with international data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

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

Our failure to comply with state and/or national data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.*

There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns, and some state privacy laws apply more broadly than the Health Insurance Portability and Accountability Act (HIPAA) and associated regulations. For example, California recently enacted legislation – the California Consumer Privacy Act, or CCPA – which goes into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and the California Attorney General will issue clarifying regulations. Although the law includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law, it may regulate or impact our processing of personal information depending on the context. It remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted.

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

The SEC has issued an administrative order against us that may make it more difficult for us to raise capital in the future.*

On April 10, 2017, the SEC issued an administrative order that requires us to cease and desist from committing or causing any violations and any future violations of Sections 5(b), 17(a), and 17(b) of the Securities Act of 1933, as amended, or the Securities Act, and of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The order was entered into as part of our settlement with the SEC in the investigation titled In the Matter of Certain Stock Promotions. The SEC’s investigation, in part, involved the conduct of our former Chief Executive Officer and director, Manish Singh, during the period between September 2013 and April 2014, and the failure by authors of certain articles about our company to disclose that they were compensated by one of our former investor relations firms. The foregoing order may negatively impact our reputation with current and future investors, will disqualify us from effecting private placement transactions in reliance upon any of the exemptions from Securities Act registration afforded by Regulation D, and will limit our ability to make certain communications in future public offerings. As a result, the SEC's order will make it more difficult for us to raise capital in future private and public offerings. We currently anticipate that we will have to raise additional capital in the future to fund our future research, development and commercialization efforts. Some of the limitations placed on us as a result of the SEC administrative order relating to ineligibility for statutory safe harbors, including under the Private Securities Litigation Reform Act, and limitations on our communications and status as an ineligible issuer under Rule 405 of the Securities Act, are expected to end in 2020.

We are, and in the future may be, subject to Federal or state securities or related legal actions that could adversely affect our results of operations and our business.*

Shortly after the SEC announced settlements with us, with other public companies, and with unrelated parties in the In the Matter of Certain Stock Promotions investigation, two securities class action complaints were filed in the U.S. District Court for the Northern District of California against our company, Manish Singh, and two of our other former officers. On July 20, 2017, the plaintiff in one of the cases filed a notice to voluntarily dismiss that case, and the court entered an order dismissing the complaint on July 21, 2017. On July 26, 2017, the court appointed a movant as lead plaintiff. On September 8, 2017, the lead plaintiff, individually and on behalf of all others similarly situated, filed an amended complaint seeking class action status in the United States District Court for the Northern District of California (Jay Rabkin v. Lion Biotechnologies, Inc., et al., case no. 3:17-cv-0286) against us, two of our former officers, and the managing member of our former investor relations firm. The amended complaint alleges, among other things, that the defendants violated various provisions of the Securities Exchange Act of 1934 by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh, our former Chief Executive Officer and a former director, and our former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions SEC investigation. On February 5, 2018, the court entered an order dismissing two of plaintiff’s six claims. As the result of mediation, on September 28, 2018, lead plaintiff filed an unopposed motion for settlement, the cost of which, was expected to be borne by our insurance carrier and would result in no loss to us. The court gave preliminary approval to the proposed settlement on November 30, 2018. A hearing was held on April 12, 2019 to determine whether the proposed settlement was fair, reasonable, and adequate, and whether the claims should be dismissed. On April 17, 2019, the court approved the final settlement, involving a payment of $3,250,000 by our insurance carrier to a settlement fund, awarded attorney’s fees and costs to be paid to plaintiff’s counsel from the settlement fund, approved the plan of allocation for settlement class members, and ordered that the claims against us should be dismissed with prejudice. The court retains jurisdiction over the parties and class members in the case for the purposes of administration, interpretation, implementation, and enforcement of the settlement, and related matters.

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

We have adopted a Code of Conduct and Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our, or our employees’, consultants’, collaborators’, contractors’, or vendors’ business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, compliance agreements, withdrawal of product approvals, and curtailment of our operations, among other things, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

Should third parties file patent applications or be issued patents claiming technology also used or claimed by us, we may be required to participate in interference proceedings in the USPTO to determine priority of invention. We may be required to participate in interference proceedings involving our issued patents and pending applications. We may be required to cease using the technology or to license rights from prevailing third parties as a result of an unfavorable outcome in an interference proceeding. A prevailing party in that case may not offer us a license on commercially acceptable terms.

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

Risks Related to Our Securities

Our existing directors and executive officers hold a substantial amount of our common stock and may be able to influence significant corporate decisions. *

As of March 31, 2019, our officers and directors beneficially owned approximately 7.7% of our outstanding common stock. These stockholders, if they act together, may be able to materially affect the outcome of matters presented to our stockholders, including the election of our directors and other corporate actions such as:

•	a merger with or into another company;
•	a sale of substantially all of our assets; and
•	amendments to our certificate of incorporation.

Additionally, the decisions of these stockholders may conflict with our interests or those of our other stockholders and the market price of our stock may be adversely affected by market volatility.

Our stock price may be volatile, and our stockholders' investment in our stock could decline in value.

The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including but not limited to:

•	announcements of the results of clinical trials by us, our collaborators, or our competitors, or negative developments with respect to similar products, including those being developed by our collaborators;
•	developments with respect to patents or proprietary rights;
•	announcements of technological innovations by us or our competitors;
•	announcements of new products or new contracts by us or our competitors;
•	actual or anticipated variations in our operating results due to the level of development expenses and other factors;
•	changes in financial estimates by securities analysts and whether our earnings meet or exceed such estimates;
•	conditions and trends in the pharmaceutical, biotechnology and other industries;
•	receipt, or lack of receipt, of funding in support of conducing our business;
•	regulatory developments within, and outside of, the United States;
•	litigation or arbitration;
•	general volatility in the financial markets;
•	general economic, political and market conditions and other factors; and
•	the occurrence of any of the risks described in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K filed with the SEC on February 28, 2019.

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

As of March 31, 2019, we had 123,395,113 shares of common stock outstanding. In addition, we had 15,284,103 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options and restricted stock units to purchase common stock based on vesting requirements, warrants to purchase common stock and common stock issuable upon the conversion of preferred stock. The issuance and subsequent sale of the shares underlying these common stock equivalents could depress the trading price of our common stock.

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

Our Board of Directors could issue one or more additional series of preferred stock without stockholder approval with the effect of diluting existing stockholders and impairing their voting and other rights.*

Our certificate of incorporation, as amended, authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock (of which only 17,000 shares were issued as Series A Convertible Preferred Stock and 11,500,000 shares were issued as Series B Convertible Preferred Stock) with designations, rights and preferences as may be determined from time to time by our Board of Directors. Our Board of Directors is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our Board of Directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to effect a change in control of our company.

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

Provisions in our corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us, and the market price of our common stock may be lower as a result.*

There are provisions in our certificate of incorporation, as amended, and amended and restated bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by you and other stockholders. For example, our Board of Directors will have the authority to issue up to 50,000,000 shares of preferred stock and to fix the price, rights, preferences, privileges, and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. An issuance of shares of preferred stock may result in the loss of voting control to other stockholders.

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

Our certificate of incorporation designates the state or federal courts located in the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.*

Our certificate of incorporation, as amended, provides that, subject to limited exceptions, the state and federal courts located in the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our amended bylaws, or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and employees. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

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

In connection with our reincorporation from Nevada to Delaware in 2017, we (as a Delaware corporation) untimely filed a post-effective amendment to adopt a Form S-8 registration statement that we filed (as a Nevada corporation) to register the shares underlying our2011 Equity Incentive Plan. Before we filed the required post-effective amendment, options to purchase 200,000 shares were exercised under the 2011 Equity Incentive Plan. The effect of the delayed post-effective amendment filing on the 200,000 option shares is uncertain, but the issuance and sale of the shares may not have been in compliance with the Form S-8 registration statement. The existence of any liability to us, and the amount of any such liability to us, as a result of the issuance of the 200,000 shares is uncertain. Accordingly, no accrual for a potential claim has been made in our financial statements.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

Nothing to report.

Item 3.	Defaults Upon Senior Securities.

Nothing to report.

Item 4.	Mine Safety Disclosures

Nothing to report.

Item 5.	Other Information.

Nothing to report.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith).
32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith).
101	The following financial information from the Quarterly Report on Form 10-Q of Iovance Biotherapeutics, Inc. for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of March 31, 2019 and 2018; (2) Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018; (3) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2019 and 2018; (4) Condensed Consolidated Statements of Stockholders’ Equity as of March 31, 2019 and December 31, 2018; (5) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (6) Notes to Condensed Consolidated Financial Statements.

*	Certain portions of the Exhibit have been omitted based upon a request for confidential treatment filed by us with the Commission. The omitted portions of the Exhibit have been separately filed by us with the Commission.
#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Iovance Biotherapeutics, Inc.

May 7, 2019	By:	/s/ Maria Fardis
Maria Fardis
Chief Executive Officer (Principal Executive Officer)

May 7, 2019	By:	/s/ Timothy E. Morris
Timothy E. Morris
Chief Financial Officer (Principal Financial Officer)

