Form 10-Q
period 2019-06-30
IOVANCE BIOTHERAPEUTICS, INC.
filed 2019-08-01
CIK 1425205

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ◻
Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.000041666 per value	IOVA	The Nasdaq Stock Market, LLC

At July 25, 2019, the issuer had 123,830,506 shares of common stock, par value $0.000041666 per share, outstanding.

IOVANCE BIOTHERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share information)

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$76,912	$82,152
Short-term investments	327,241	386,371
Prepaid expenses and other current assets	6,785	6,640
Total Current Assets	410,938	475,163

Operating lease right-of-use assets	11,719	—
Property and equipment, net	4,472	2,683
Restricted cash	5,450	—
Long-term assets	3,345	2,975
Total Assets	$435,924	$480,821

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$12,782	$2,739
Accrued expenses	13,570	11,659
Operating lease liabilities	7,484	—
Total Current Liabilities	33,836	14,398

Non-Current Liabilities
Operating lease liabilities	4,613	—
Other liabilities	53	230
Total Non-Current Liabilities	4,666	230
Total Liabilities	38,502	14,628

Commitments and contingencies (Note 9)

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.001 par value; 17,000 shares authorized, 194 shares issued and outstanding as of June 30, 2019 and December 31, 2018 (aggregate liquidation value of $194)	—	—
Series B Convertible Preferred Stock, $0.001 par value; 50,000,000 shares authorized; 5,854,845 shares issued and outstanding as of June 30, 2019 and December 31, 2018 (aggregate liquidation value of $27,811)	6	6
Common stock, $0.000041666 par value; 300,000,000 and 150,000,000 shares authorized, 123,820,508 and 123,415,576 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	5	5
Additional paid-in capital	854,596	838,984
Accumulated other comprehensive income (loss)	372	(42)
Accumulated deficit	(457,557)	(372,760)
Total Stockholders’ Equity	397,422	466,193
Total Liabilities and Stockholders’ Equity	$435,924	$480,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited; in thousands, except per share information)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues	$—	$—	$—	$—

Costs and expenses
Research and development expenses	39,298	24,551	70,203	44,463
General and administrative expenses	10,867	6,827	19,948	13,792
Total costs and expenses	50,165	31,378	90,151	58,255

Loss from operations	(50,165)	(31,378)	(90,151)	(58,255)
Other income
Interest income, net	2,614	718	5,650	1,080
Net Loss	$(47,551)	$(30,660)	$(84,501)	$(57,175)
Net Loss Per Common Share, Basic and Diluted	$(0.38)	$(0.34)	$(0.68)	$(0.65)

Weighted Average Common Shares Outstanding, Basic and Diluted	123,567	90,236	123,491	87,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net Loss	$(47,551)	$(30,660)	$(84,501)	$(57,175)
Other comprehensive loss:
Unrealized gain / (loss) on short-term investments	234	(3)	414	(3)
Comprehensive Loss	$(47,317)	$(30,663)	$(84,087)	$(57,178)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited; in thousands, except share information)

	Series A Convertible		Series B Convertible				Additional	Accumulated other		Total
	Preferred Sock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance - December 31, 2018	194	$—	5,854,845	$6	123,415,576	$5	$838,984	$(42)	$(372,760)	$466,193
Adoption of ASU 2018-07						—	296		(296)	—
Stock-based compensation expense							12,272			12,272
Vesting of restricted shares issued for services					14,532	1	(1)			—
Tax payments related to shares withheld for vested restricted stock units							(94)			(94)
Common stock issued upon exercise of stock options					422,900	—	3,474			3,474
Unrealized gain on short-term investments								414		414
Cancellation of common shares from settlement of dispute					(32,500)	(1)	(335)			(336)
Net loss									(84,501)	(84,501)
Balance - June 30, 2019	194	$—	5,854,845	$6	123,820,508	$5	$854,596	$372	$(457,557)	$397,422

Balance - December 31, 2017	1,694	$—	7,378,241	$7	73,164,914	$3	$394,651	$—	$(249,180)	$145,481
Stock-based compensation expense							9,326			9,326
Vesting of restricted shares issued for services					14,546
Tax payments related to shares withheld for vested restricted stock awards							(122)			(122)
Common stock issued upon exercise of warrants					1,656,510		4,141			4,141
Common stock issued upon exercise of stock options					905,153		6,828			6,828
Common stock sold in public offering, net of offering costs					15,000,000		162,093			162,093
Conversion of convertible preferred stock into common stock	(1,500)		(1,250,548)	(1)	2,000,549	1				—
Unrealized loss on short-term investments								(3)		(3)
Net loss									(57,175)	(57,175)
Balance - June 30, 2018	194	$—	6,127,692	$6	92,741,672	$4	$576,917	$(3)	$(306,355)	$270,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited; in thousands, except share information)

	Series A Convertible		Series B Convertible				Additional	Accumulated other		Total
	Preferred Sock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance – March 31, 2019	194	$—	5,854,845	$6	123,395,113	$5	$844,789	$138	$(410,006)	$434,932
Stock-based compensation expense							6,426			6,426
Vesting of restricted shares issued for services					7,495	—	(1)			(1)
Tax payments related to shares withheld for vested restricted stock units							(23)			(23)
Common stock issued upon exercise of stock options					417,900	—	3,405			3,405
Unrealized gain on short-term investments								234		234
Net loss									(47,551)	(47,551)
Balance – June 30, 2019	194	$—	5,854,845	$6	123,820,508	$5	$854,596	$372	$(457,557)	$397,422

Balance – March 31, 2018	1,694	$—	7,378,241	$7	89,605,417	$3	$568,243	$—	$(275,695)	$292,558
Stock-based compensation expense							5,222			5,222
Vesting of restricted shares issued for services					7,495
Tax payments related to shares withheld for vested restricted stock awards							(62)			(62)
Common stock issued upon exercise of warrants					926,129		2,315			2,315
Common stock issued upon exercise of stock options					202,082	—	1,198			1,198
Conversion of convertible preferred stock into common stock	(1,500)		(1,250,549)	(1)	2,000,549	1	1			1
Unrealized loss on short-term investments								(3)		(3)
Net loss									(30,660)	(30,660)
Balance – June 30, 2018	194	$—	6,127,692	$6	92,741,672	$4	$576,917	$(3)	$(306,355)	$270,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(84,501)	$(57,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	560	453
Noncash lease expense	3,031	—
Loss on disposal of assets	—	9
Gain on settlement of dispute	(336)	—
Accretion of discounts on investments	(2,430)	(1)
Stock-based compensation expense	12,272	9,326
Changes in assets and liabilities:
Prepaid expenses, other assets, and long-term assets	(515)	1,604
Operating lease liabilities (Right-of-use assets)	(2,651)	—
Accounts payable	9,951	3,686
Accrued expenses and other liabilities	1,734	326
Net cash used in operating activities	(62,885)	(41,772)

Cash Flows from Investing Activities
Maturities of short-term investments	263,102	—
Purchase of short-term investments	(201,129)	(30,084)
Purchase of property and equipment	(2,257)	(440)
Net cash provided by (used in) investing activities	59,716	(30,524)

Cash Flows from Financing Activities
Tax payments related to shares withheld for vested restricted stock awards	(95)	(122)
Proceeds from the issuance of common stock upon exercise of warrants	—	4,141
Proceeds from the issuance of common stock upon exercise of options	3,474	6,828
Proceeds from the issuance of common stock, net	—	162,093
Net cash provided by financing activities	3,379	172,940
Net increase in cash, cash equivalents, and restricted cash	210	100,644
Cash, Cash Equivalents, and Restricted Cash Beginning of Period	82,152	145,373
Cash, Cash Equivalents, and Restricted Cash End of Period	$82,362	$246,017

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain (loss) on short-term investments	$414	$(3)
Acquisitions of property and equipment included in accounts payable	(92)	(278)
Conversion of convertible preferred stock to common stock	—	1

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Iovance Biotherapeutics, Inc. (the “Company”, “we”, “us” or “our”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to eradicate cancer cells. Tumor infiltrating lymphocyte (TIL) therapy is a platform technology that has been licensed from National Cancer Institute (NCI) primarily based on data in metastatic melanoma and advanced cervical cancer. The Company has developed its own proprietary and scalable manufacturing method which is being further investigated in multiple indications. The Company’s lead product candidates include, lifileucel for metastatic melanoma, and LN-145 for advanced cervical cancer. Both product candidates are autologous adoptive cell therapy utilizing TIL, which are T cells derived from patients’ tumors. In addition to metastatic melanoma and advanced cervical cancer, the Company is investigating the effectiveness and safety of TIL therapy for the treatment of squamous cell carcinoma of the head and neck and metastatic non-small cell lung cancer through company sponsored trials, as well as other oncology indications through collaborations. The Company is currently conducting the pivotal cohort of its C-144-01 clinical trial of lifileucel in patients with metastatic melanoma. The Company is also conducting a pivotal trial of LN-145, C-145-04, in patients with advanced cervical cancer. On June 1, 2017, the Company reincorporated to become a company governed by Delaware corporation laws.

Basis of Presentation of Unaudited Condensed Consolidated Financial Information

The unaudited condensed consolidated financial statements of the Company for the three and six months ended June 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2018 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2019. These financial statements should be read in conjunction with that report.

Liquidity

The Company is currently engaged in the development of therapeutics to treat cancer, specifically solid tumors. The Company currently does not have any commercial products and has not yet generated any revenues from its business. The Company currently does not anticipate that it will generate any revenues from the sale or licensing of any of its product candidates during the 12 months from the date these financial statements are issued. The Company has incurred a net loss of $84.5 million for the six months ended June 30, 2019 and used $62.9 million of cash in its operating activities during the six months ended June 30, 2019. In January 2018, the Company closed an underwritten public offering of 15,000,000 shares of the Company’s common stock at a public offering price of $11.50 per share, before underwriting discounts. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by the Company, were $162.0 million. In October 2018, the Company completed an underwritten public offering of 25,300,000 shares of the Company’s common stock at a public offering price of $9.97 per share, before underwriting discounts. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by the Company, were $236.7 million. As of June 30, 2019, the Company had $404.1 in cash, cash equivalents and short-term investments ($76.9 million of cash and cash equivalents and $327.2 million in short-term investments).

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

Cash, Cash Equivalents, Restricted Cash, and Short-term Investments

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

The Company maintains a certain minimum balance, currently $5.5 million in a segregated bank account in connection with a letter of credit for the benefit of the landlord for its commercial manufacturing facility used as a security deposit for the lease (See Note 9 - Leases). This amount is classified as Restricted Cash on the Balance Sheet. The letter of credit will expire on May 28, 2020, however, it will be automatically extended, without written agreement, for one-year periods to May 28 in each succeeding calendar year, through at least 60 days after the lease expiration rate. Further, on the expiration of the seventh year of the lease, and each anniversary date thereafter, the letter of credit may be decreased by $1,000,000, with a minimum security deposit of $1,450,000 maintained through the end of the lease term. As of June 30, 2019, restricted cash consisted of $5.5 million and this amount has been classified as non-current asset on the Company’s consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash, reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows:

	June 30,	June 30,
	2019	2018
Cash	$76,912	$246,017
Restricted cash (included in non-current assets on the consolidated balance sheets)	5,450	—
Total cash, cash equivalents and restricted cash	$82,362	$246,017

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

At June 30, 2019 and 2018, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	June 30,
	2019	2018
Stock options	9,205,672	6,837,817
Warrants	—	4,644,706
Series A Convertible Preferred Stock*	97,000	97,000
Series B Convertible Preferred Stock*	5,854,845	6,127,692
Restricted stock units	45,828	91,665
	15,203,345	17,798,880

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

The Company does not have fair valued assets classified under Level 2 as of June 30, 2019 and December 31, 2018.

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

The Company does not have fair valued assets classified under Level 3 as of June 30, 2019 and December 31, 2018.

As of June 30, 2019 and December 31, 2018, financial assets measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of June 30, 2019
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$187,695	$—	$—	$187,695
U.S. government agency securities	139,546	—	—	139,546
Total	$327,241	$—	$—	$327,241

	Assets at Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$265,393	$—	$—	$265,393
U.S. government agency securities	120,978	—	—	120,978
Total	$386,371	$—	$—	$386,371

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include valuation of short-term investments, accounting for potential liabilities, the valuation allowance associated with the Company’s deferred tax assets, the assumptions made in valuing stock instruments issued for services and used in measuring operating lease right-of-use assets and operating lease liabilities.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Iovance Biotherapeutics, Inc. and its wholly-owned subsidiary, Iovance Biotherapeutics GmbH. All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all the Company's consolidated operations.

Leases

The Company determines if an arrangement includes a lease at inception. Operating leases are included in its condensed consolidated balance sheet as Operating lease right-of-use assets and Operating lease liabilities as of June 30, 2019. Operating lease right-of-use assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses an estimated incremental borrowing rate that is applicable to the Company based on the information available at later of the lease commencement date or the date of adoption of Accounting Standard Update (ASU) No. 2016-02 and ASU No. 2018-10, Leases (together “Topic 842”). The operating lease right-of-use assets also include any lease payments made less lease incentives. The Company’s leases may include options to extend or terminate the lease, which is considered in the lease term when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term. The Company has elected not to apply the recognition requirements of Topic 842 for short-term leases.

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

Stock-Based Compensation

The Company periodically grants stock options to employees and non-employees in non-capital raising transactions as compensation for services rendered. The Company accounts for stock option grants to employees based on the authoritative guidance provided by the FASB where the value of the award is measured on the date of grant and recognized over the vesting period. Upon the adoption of ASU No. 2018-07, Compensation-Stock Compensation (“Topic 718”), the Company accounts for stock option grants to non-employees in the similar manner as stock option grants to employees, therefore no longer requiring a remeasurement at the then-current fair values at each reporting date until the share options have vested. The nonemployee awards that contain a performance condition that affects the quantity or other terms of the award are measured based on the outcome that is probable.

The fair value of the Company's common stock option grants is estimated using a Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. For non-employee stock option awards, an option term is used in the Black-Scholes option pricing model in lieu of expected life of the common stock options. The stock-based compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

The Company has in the past issued restricted stock units (RSU) and restricted stock awards (RSA) as part of its share-based compensation programs. The Company measures the compensation cost with respect to RSU and RSA issued to employees based upon the estimated fair value of the equity instruments at the date of the grant, which is recognized as an expense over the period during which an employee is required to provide services in exchange for the award.

The fair value of restricted stock units is based on the closing price of the Company’s common stock on the grant date.

Total stock-based compensation expense related to all of the Company’s stock-based awards was recorded on the statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Research and development	$2,720	$2,381	$5,421	$4,381
General and administrative	3,706	2,841	6,851	4,945
Total stock-based compensation expenses	$6,426	$5,222	$12,272	$9,326

Total stock-based compensation expenses broken down based on each individual instrument were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock option expenses	$6,359	$5,155	$12,138	$9,192
Restricted stock award expenses	—	—	—	—
Restricted stock unit expenses	67	67	134	134
Total stock-based compensation expenses	$6,426	$5,222	$12,272	$9,326

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

Recent Accounting Pronouncements

Leases

On January 1, 2019, the Company adopted Topic 842, which establishes a new lease accounting method for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The Company elected the package of practical expedients requiring no reassessment of whether any expired or existing contracts are or contain leases, the lease classification of any expired or existing leases, or initial direct costs for any existing leases. The standard had a material impact on its consolidated balance sheets by recognizing Operating lease right-of-use assets and Operating lease liabilities for operating leases but did not have an impact on our consolidated statement of operations or cash flows. The adoption of the Topic 842 resulted in recognition of Operating lease right-of-use assets of $10.4 million, $4.9 million of Operating lease liabilities – current, and $5.8 million of Operating lease liabilities – noncurrent as of January 1, 2019, the date of adoption.

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

Presentation of Stockholders’ Equity

In August 2018, the Security Exchange Commission (SEC) adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The

Company has included its presentation of changes in stockholders’ equity in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019 and 2018.

Fair Value Measurements Disclosure

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates disclosure requirement regarding transfers between level 1 and level 2 of the fair value of hierarchy, however, adds disclosure requirements on the range and weighted average used to develop significant unobservable inputs for level 3 fair value measurements. The Company adopted the guidance on January 1, 2019, however, there was no adjustment required to its disclosures as it did not have fair value assets classified under level 2 or 3 as of June 30, 2019 and December 31, 2018.

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, and also issued subsequent amendments to the initial guidance, ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, Topic 326), to introduce a new impairment model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses (CECL). Under Topic 326, an entity is required to estimate CECL on available-for-sale (AFS) debt securities only when the fair value is below the amortized cost of the asset and is no longer based on an impairment being “other-than-temporary”. Topic 326 also requires the impairment calculation on an individual security level and requires an entity use present value of cash flows when estimating the CECL. The credit-related losses are required to be recognized through earnings and non-credit related losses are reported in other comprehensive income. In April 2019, the FASB further clarified the scope of Topic 326 and addressed issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayment. Topic 326 will be effective for public entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The new guidance will require modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings as of the beginning of the first period in which the guidance becomes effective. The Company does not believe the adoption of this new guidance will have any material impact on its consolidated financial statements.

Cloud Computing Arrangements

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15), to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The guidance provided generally means that an intangible asset is recognized for the software license and, to the extent that the payments attributable to the software license are made over time, a liability also is recognized. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. This generally means that the fees associated with the hosting element (service) of the arrangement are expensed as incurred. ASU 2018-15 is effective for fiscal years beginning subsequent to December 15, 2019. The Company is currently assessing the potential impact of adopting ASU 2018-15 on its consolidated financial statements and related disclosures.

Reclassifications

Certain amounts within the balance sheets for the prior period have been reclassified to conform with the current period presentation. These reclassifications had no impact on the Company's previously reported financial position or cash flows for any of the periods presented.

NOTE 3. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents and short-term investments consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Cash equivalents - Money market funds	$33,250	$25,968
Cash equivalents - U.S government securities	9,979	—
Cash equivalents total	$43,229	$25,968

Cash equivalents in the tables above exclude cash demand deposits of $33.7 million and $56.2 million as of June 30, 2019 and December 31, 2018, respectively.

	June 30,	December 31,
Short-term Investments	2019	2018
U.S. treasury securities	$187,695	$265,393
U.S. government agency securities	139,546	120,978
Short-term investments total	$327,241	$386,371

The cost and fair value of cash equivalents and short-term investments at June 30, 2019 and December 31, 2018 were as follows (in thousands):

			Gross	Gross
			Unrealized	Unrealized
As of June 30, 2019	Cost	Accretion	Gains	Losses	Fair Value

U.S. treasury securities	$186,540	$923	$232	$—	$187,695
U.S. government agency securities	138,499	907	140	—	139,546
Total	$325,039	$1,830	$372	$—	$327,241

			Gross	Gross
			Unrealized	Unrealized
As of December 31, 2018	Cost	Accretion	Gains	Losses	Fair Value

U.S. treasury securities	$264,619	$813	$19	$(58)	$265,393
U.S. government agency securities	120,653	328	21	(24)	120,978
Total	$385,272	$1,141	$40	$(82)	$386,371

Unrealized gains and losses are included in accumulated other comprehensive loss. All short-term investments held by the Company as of June 30, 2019 and December 31, 2018 have a maturity of less than one year.

NOTE 4. BALANCE SHEET COMPONENTS

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued payroll and employee related expenses	$3,944	$4,113
Legal and related services	790	825
Clinical related	4,446	3,424
Manufacturing related	3,410	2,684
Accrued other	980	489
Deferred rent - current	—	124
	$13,570	$11,659

NOTE 5. STOCKHOLDERS’ EQUITY

Public Offerings and Common Stock

In September 2017, the Company closed an underwritten public offering of 8,846,154 shares of the Company’s common stock at a public offering price of $6.50 per share, before underwriting discounts, which included 1,153,846 shares issued upon the exercise in full by the underwriters of their option to purchase additional shares at the public offering price less the underwriting discounts. The gross proceeds from the offering, before deducting the underwriting discounts and commissions and other offering expenses payable by the Company, were $57.5 million, with net proceeds to the Company of $53.7 million.

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

On June 10, 2019, the certificate of incorporation of the Company was amended to increase the number of authorized shares of the Company’s common stock, par value $0.000041666, from 150,000,000 shares to 300,000,000 shares (the “Certificate of Amendment”). The Certificate of Amendment was approved by the Company’s stockholders at the Company’s 2019 Annual Meeting of Stockholders held on June 10, 2019.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock. At June 30, 2019, 17,000 shares were designated as Series A Convertible Preferred Stock (“Series A Convertible Preferred Stock”) and 11,500,000 shares were designated as Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock”).

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

No Shares of Series A Convertible Preferred Stock were converted during the six months ended June 30, 2019. 1,500 shares of Series A Convertible Preferred Stock were converted into 750,000 shares of common stock during the six months ended June 30, 2018. At June 30, 2019 and 2018, 194 shares of Series A Convertible Preferred Stock (that are convertible into 97,000 shares of common stock) remained outstanding.

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

No shares of Series B Convertible Preferred Stock were converted during the six months ended June 30, 2019. 1,250,549 shares of Series B Convertible Preferred Stock were converted into 1,250,549 shares of common stock during the six months ended June 30, 2018. At June 30, 2019 and 2018, 5,854,845 and 6,127,692 shares of Series B Preferred Stock (that are convertible into 5,854,845 and 6,127,692 shares of common stock) remained outstanding, respectively.

Cancellation of Common Shares

On September 30, 2013, the Company and a third party entered into an agreement under which the Company issued 50,000 shares of unregistered stock in the Company to the third party. On January 16, 2019, the two parties entered into a confidential settlement agreement in connection with a dispute related to their prior relationship and activities. As part of the settlement, the third party returned 32,500 shares of common stock to the Company for cancellation and retained the remaining 17,500 shares. The Company included a gain of $335,000 on cancellation of 32,500 shares in Other income in its condensed consolidated statement of operations.

NOTE 6. STOCK BASED COMPENSATION

Stock Plans

On October 14, 2011, the Company adopted the 2011 Equity Incentive Plan (the “2011 Plan”). Employees, directors, consultants and advisors of the Company are eligible to participate in the 2011 Plan. The 2011 Plan initially had 180,000 shares of common stock reserved for issuance in the form of incentive stock options, non-qualified options, common stock, and grant appreciation rights. The 2011 Plan was not approved by the Company’s stockholders within the required one-year period following its adoption and, accordingly, no incentive stock options can be granted under the 2011 plan, but non-qualified options, common stock and grant appreciation rights can still be granted. In August 2013, the Company’s Board of Directors and a majority of the Company’s stockholders approved an amendment to increase the number of shares available under the 2011 Plan from 180,000 shares to 1,700,000 shares, and an amendment to increase the number of options or other awards that can be granted to any one person during a twelve (12) month period from 50,000 shares to 300,000 shares. The foregoing amendment to the 2011 Plan became effective in September 2013. On August 20, 2014, the Company’s Board of Directors amended the 2011 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2011 Plan from 1,700,000 to 1,900,000 shares, effective immediately. As of June 30, 2019, 151,240 shares were available for future grant under the 2011 Plan.

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

On August 16, 2016, the Company’s stockholders approved an increase in the total number of shares that can be issued under the 2014 Plan to 9,000,000 shares of the Company’s common stock. As of June 30, 2019, 36,024 shares were available for grant under the Company’s 2014 Plan.

On April 22, 2018, the Board of Directors adopted the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan was approved by the Company’s stockholders at the Annual Meeting of Stockholders held in June 2018. The 2018 Plan as approved by the stockholders authorized the issuance up to an aggregate of 6,000,000 shares of common stock reserved for issuance in the form of incentive (qualified) stock options, non-qualified options, common stock, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards or any combination of the foregoing. As of June 30, 2019, 4,029,500 shares were available for grant under the 2018 Plan.

Restricted Stock Units

On June 1, 2016, the Company entered into a restricted stock unit agreement with the Company’s new Chief Executive Officer, Maria Fardis, Ph.D., pursuant to which the Company granted Dr. Fardis 550,000 non-transferrable restricted stock units at fair market value of $5.87 per share as an inducement for employment pursuant to Nasdaq Listing Rule 5635(c)(4). The 550,000 restricted stock units vest in installments as follows: (i) 137,500 restricted stock units vested upon the first anniversary of the effective date of Dr. Fardis’ employment agreement; (ii) 275,000 restricted stock units vest upon the satisfaction of certain clinical trial milestones; and (iii) 137,500 restricted stock units vest in equal monthly installments over the 36-month period following the first anniversary of the effective date of Dr. Fardis’ employment, provided that Dr. Fardis has been continuously employed with the Company as of such vesting dates. As of June 30, 2019, 45,828 restricted stock units remained unvested.

Stock-based compensation expense for restricted stock units are measured based on the closing fair market value of the Company’s common stock on the date of grant. The stock-based compensation expenses relating to restricted stock units were $0.1 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and $0.1 million and $0.1 million for the six months ended June 30, 2019 and 2018, respectively, recorded as part of general and administrative expenses.

As of June 30, 2019, $0.3 million of total unrecognized compensation costs related to non-vested restricted stock units to be recognized over a weighted average period of 0.92 years.

Stock Options

A summary of the status of stock options at June 30, 2019, and the changes during the six months then ended, is presented in the following table:

		Weighted	Weighted	Aggregate
	Number	Average	Average	Intrinsic
	of	Exercise	Remaining	Value (in
	Options	Price	Contract Life	thousands)
Outstanding at January 1, 2019	6,889,287	$10.25
Granted	3,066,300	12.09
Exercised	(422,900)	8.22
Expired/Forfeited	(327,015)	12.01
Outstanding at June 30, 2019	9,205,672	$10.89	8.31	126,117

Options exercisable at June 30, 2019	3,965,687	$9.25	7.33	$61,231

The Company recorded stock-based compensation expenses related to options of $6.4 million and $5.2 million for the three months ended June 30, 2019 and 2018, respectively, and $12.1 million and $9.2 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was $43.8 million of total unrecognized compensation expense related to the options to be recognized over a weighted average period of 2.09 years.

The weighted average grant date fair value for employee options granted under the Company’s stock option plans during the six months ended June 30, 2019 and 2018 was $7.98 and $15.26 per option respectively.

The aggregate intrinsic value in the table above reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended June 30, 2019 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2019. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

The following table summarizes the assumptions relating to options granted pursuant to the Company’s equity incentive plans for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
Assumptions:	2019	2018
Expected term (years)	6.06	5.13 – 6.50
Expected volatility	70.78%	167.54% – 200.28%
Risk-free interest rate	2.59%	2.27% – 2.97%
Expected dividend yield	0%	0%

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

Expected Volatility —The expected volatility is based on the historical volatility for the Company’s stock over a period equal to the expected terms of the options.

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

Pursuant to the terms of the CRADA, the Company is currently required to make quarterly payments of $0.5 million to the NCI for support of research activities. To the extent the Company licenses patent rights relating to a TIL-based product candidate, the Company will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, the Company may be required to supply certain test articles, including TIL, grown and processed under cGMP conditions, suitable for use in clinical trials, where the Company holds the investigational new drug application for such clinical trial. The extended CRADA has a five-year term expiring in August 2021. The Company or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. The Company recorded costs associated with the CRADA of $0.5 million for the three months ended June 30, 2019 and 2018, and $1.0 million for the six months ended June 30, 2019 and 2018 as research and development expenses.

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

H. Lee Moffitt Cancer Center

Research Collaboration and Clinical Grant Agreements with Moffitt

In December 2016, the Company entered into a new three-year Sponsored Research Agreement with H. Lee Moffitt Cancer Center (“Moffitt”). At the same time, the Company entered into a clinical grant agreement with Moffitt to support an ongoing clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with metastatic melanoma. In June 2017, the Company entered into a second clinical grant agreement with Moffitt to support a new clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with non-small cell lung cancer, under which the Company obtained a non-exclusive, royalty-free license to any new Moffitt inventions made in the performance of the agreement. Under both clinical grant agreements with Moffit, the Company has non-exclusive rights to clinical data arising from the respective clinical trials. The Company recorded research and development costs of $0.2 million and $1.0 million for the three months ended June 30, 2019 and 2018, respectively, and $0.5 million and $1.6 million for the six months ended June 30, 2019 and 2018, respectively, in connection with the research collaboration and clinical grant agreements with Moffitt.

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

Pursuant to the First Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million. A patent issuance fee will also be payable under the First Moffitt License, upon the issuance of the first U.S. patent covering the subject technology. In addition, the Company agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales (which percentage is in the low single digits) and sublicensing payments, as applicable, and annual minimum royalties beginning with the first sale of products based on the licensed technologies, which minimum royalties will be credited against the percentage royalty payments otherwise payable in that year. The Company will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the First Moffitt License related to the treatment of any cancers in the United States, Europe and Japan and in other countries designated by the Company in agreement with Moffitt. No expenses were recorded for the First Moffitt License for the three and six months ended June 30, 2019 and 2018.

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

Pursuant to the Second Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million in 2018. An annual license maintenance fee will be also payable commencing on the first anniversary of the effective date. In addition, the Company agreed to pay an annual commercial use payment for each indication for which a first sale has occurred, which in the aggregate amounts to up to $0.4 million a year. The Company recorded $0.1 million for the three and six months ended June 30, 2019 and 2018 as research and development expenses in connection with the Second Moffitt License.

PolyBioCept

PolyBioCept Exclusive and Co-Exclusive License Agreement

On September 14, 2016, the Company entered into an exclusive and co-exclusive license agreement (the “PolyBioCept Agreement”) with PolyBioCept AB, a corporation organized under the laws of Sweden (“PolyBioCept”). Under the PolyBioCept Agreement, the Company received the exclusive right and license to PolyBioCept’s intellectual property to develop, manufacture, market and genetically engineer TIL produced by expansion, selection and enrichment using a proprietary cytokine cocktail. The Company also received a co-exclusive license (with PolyBioCept) to develop, manufacture and market genetically engineered TIL under the same intellectual property. The licenses were for use in all cancers and were worldwide in scope, with the exception that the uses in melanoma were not included for certain countries of the former Soviet Union. On June 13, 2019, the Company terminated the PolyBioCept Agreement.

The Company paid PolyBioCept a total of $2.5 million as an up-front exclusive license payment. No expense was recorded for the three and six months ended June 30, 2019 and 2018 in connection with this agreement. The Company believes it does not owe additional amounts to PolyBioCept.

M.D. Anderson Cancer Center

Strategic Alliance Agreement

On April 17, 2017, the Company entered into a Strategic Alliance Agreement (the “SAA”) with M.D. Anderson Cancer Center (“MDACC”) under which the Company and MDACC agreed to conduct clinical and preclinical research studies. The Company agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA. In return, the Company acquired all rights to inventions resulting from the studies and has been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of MDACC reasonably necessary to exploit, including the commercialization thereof. The Company has also been granted certain rights in clinical data generated by MDACC outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt by the Company of all deliverables due from MDACC thereunder. In May 2017, the Company made a prepayment of $1.4 million under this agreement. The Company recorded $0.4 million and $0.1 million associated with the MDACC SAA for the three months ended June 30, 2019 and 2018, respectively, and $1.6 and $0.1 million for the six months ended June 30, 2019 and 2018, respectively, as research and development expenses.

MedImmune

In December 2015, the Company entered into a collaboration agreement (the “MedImmune Agreement”) with MedImmune, the global biologics research and development arm of AstraZeneca (“MedImmune”), to conduct clinical and preclinical research immuno-oncology. Under the MedImmune Agreement, the Company funded and sought to conduct at least one clinical trial combining MedImmune’s PD-L1 inhibitor, durvalumab, with TIL for the treatment of patients. MedImmune supplied durvalumab for the clinical trials. On April 3, 2019, the Company and MedImmune announced that the study was closed because of a changing treatment landscape and a lack of enrollment, and the collaboration agreement was terminated as of April 1, 2019.

WuXi Apptech, Inc. (“WuXi”)

In November 2016, the Company entered into a three-year manufacturing and services agreement (“MSA”) with WuXi AppTech, Inc. (“Wuxi”) pursuant to which WuXi agreed to provide manufacturing and other services. Under the agreement, the Company entered into two statements of work for two cGMP manufacturing suites to be established and operated by WuXi for the Company, one of the suites is expected to be capable of being used for the commercial manufacture of our products. The statements of work for each facility include a fixed component to reserve a dedicated suite and a variable component, mainly labor and materials used during the manufacturing process. The fee payable under the first statement of work for the use of one of the manufacturing suites during the first year of the agreement, including the fees for the necessary personnel, was $2.5 million. The second statement of work, under which WuXi agreed to establish and operate a second, dedicated suite for a late stage/commercial manufacturing cGMP suite requires the Company to pay approximately $5.9 million during the first year of the agreement. The Company and WuXi have extended the term of the related statements of work until May 2020. The Company recorded costs associated with agreements with WuXi of $6.8 million and $3.3 million for three months ended June 30, 2019 and 2018 respectively, and $10.7 million and $6.0 million for the six months ended June 30, 2019 and 2018, respectively, as research and development expenses.

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

Solomon Capital, LLC. On April 8, 2016, a lawsuit titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Lion Biotechnologies, Inc. was filed by Solomon Capital, LLC, Solomon Capital 401(k) Trust, Solomon Sharbat and Shelhav Raff against the Company in the Supreme Court of the State of New York, County of New York (index no. 651881/2016). The plaintiffs allege that, between June and November 2012 they provided to the Company $0.1 million and that they advanced and paid on behalf of the Company an additional $0.2 million. The complaint further alleges that the Company agreed to (i) provide them with promissory notes totaling $0.2 million, plus interest, (ii) issue a total of 111,425 shares to the plaintiffs (before the 1-for-100 reverse split of our common stock effected in March 2013), and (iii) allow the plaintiffs to convert the foregoing funds into our securities in the next transaction. The plaintiffs allege that they should have been able to convert their advances and payments into shares of our common stock in the restructuring that was affected in May 2013. Based on the foregoing, the plaintiffs allege causes for breach of contract and unjust enrichment and demand judgment against the Company in an unspecified amount exceeding $1.5 million, plus interest and attorneys’ fees. On June 3, 2016, the Company filed an answer and counterclaims in the lawsuit. In its counterclaims, the Company alleges that the plaintiffs misrepresented their qualifications to assist the Company in fundraising and that they failed to disclose that they were under investigation for securities laws violations. The Company is seeking damages in an amount exceeding $0.5 million and an order rescinding any and all agreements that the plaintiffs contend entitled them to obtain stock in the Company. On April 19, 2017, the court granted plaintiffs’ counsel’s motion to withdraw from the case. On May 25, 2017, plaintiffs filed a notice that they had hired new counsel. On June 7, 2017, the judge presiding over the case recused herself because of a conflict of interest arising from her relationship with plaintiffs’ new attorneys and the case was subsequently assigned to a new judge. On April 20, 2018, the court held a hearing regarding plaintiff’s motion to dismiss the Company’s amended counterclaims and affirmative defense for fraudulent inducement. On August 15, 2018, the court entered an order granting the plaintiffs’ motion and dismissed the Company’s amended counterclaims and eleventh affirmative defense for fraudulent inducement without leave to amend. On September 14, 2018, the Company filed a notice of appeal related to this order, and on November 5, 2018, the Company filed its memorandum of law in support of its appeal of the order dismissing the Company’s amended counterclaims and affirmative defense for fraudulent inducement. On January 2, 2019, plaintiffs filed their memorandum of law in opposition to the appeal. On January 18, 2019, the Company filed its reply brief in support of its appeal of the order dismissing its amended counterclaims and affirmative defense for fraudulent inducement. On April 4, 2019, the appellate court ordered that the Company’s amended counterclaims and its affirmative defense for fraudulent inducement be reinstated.

The Company intends to vigorously defend the complaint and pursue its counterclaims.

Litigation Involving Dr. Steven Fischkoff. On June 13, 2017, in an action titled Steven Fischkoff v. Lion Biotechnologies, Inc. and Maria Fardis, Dr. Steven Fischkoff, its former Vice President and Chief Medical Officer, filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York. Dr. Fischkoff was dismissed by the Company on March 28, 2017. Dr. Fischkoff was terminated “for cause” as that term is defined in his employment agreement. In his complaint, Dr. Fischkoff alleges breaches of his employment agreement and violation of New York Labor Law for failure to pay monies purportedly owed to him, and seeks to recover amounts including severance pay and retention bonus (totaling $300,000), a prorated incentive bonus, and amounts relating to unvested options to 150,000 shares of our common stock, together with prejudgment interest, costs, expenses and attorneys’ fees. On July 5, 2017, the Company filed a removal petition and removed the lawsuit to the United States District Court for the Southern District of New York, where the case has been assigned case no. 1:17-cv-05041. On July 14, 2017, the Company filed a partial answer and counterclaims against Dr. Fischkoff, denying his allegations, and alleging breach of contract and related claims, breach of fiduciary duty, and state and federal trade secret misappropriation and related claims, and sought a temporary restraining order and preliminary injunction against Dr. Fischkoff. On July 18, 2017, the court issued a temporary restraining order against Dr. Fischkoff requiring him to return the Company’s materials, prohibiting him from disclosing or using its materials, and granting expedited discovery. On June 25, 2018, pursuant to a stipulation between the parties, the court entered a permanent injunction prohibiting Dr. Fischkoff from disclosing, possessing, or using any of the Company’s proprietary materials or trade secrets. On July 5, 2018, the court entered an order dismissing two of Dr. Fischkoff’s claims against the Company and Dr. Fardis. On October 18, 2018, Dr. Fischkoff amended his complaint to assert a new claim for defamation arising from SEC filings in which the Company provided the information about this litigation.

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

Facilities Leases

The Company has evaluated the following existing facility leases and determined that, effective upon the adoption of Topic 842, they were all operating leases. Operating lease right-of-use assets and liabilities were recognized as of January 1, 2019 based on the present value of the remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company utilized a third party in determining an incremental borrowing rate based on the information available as of the adoption date of Topic 842 to obtain the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease which are included in the lease term when it is reasonably certain that it will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term. The Company elected not to apply the recognition requirements of Topic 842 for short-term leases that have a lease term of 12 months or less.

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

In April 2015, the Company amended the original lease agreement to increase the rentable space to 6,043 square feet. In September 2016, the Company further increased the rentable space to 8,673 square feet. The per square foot cost and term of the lease were unchanged, and rent payments are approximately $20,000 per month. The lease expires in December 2019. The Company has notified the landlord of its intent to renew the lease under the existing terms.

San Carlos Lease

On August 4, 2016, the Company entered into an agreement to lease 8,733 square feet in San Carlos, California. The term of the lease is 54 months subsequent to the commencement date and will expire in April 2021. Monthly lease payments are approximately $38,000.

On April 28, 2017, the Company entered into a sublease agreement with Teradata US, Inc., pursuant to which the Company agreed to sublease certain office space located adjacent to the Company’s headquarters for approximately $26,000 per month. The space consists of approximately 11,449 rentable square feet in the building located in San Carlos, California. The sublease for this space expired on October 31, 2018. Monthly lease payments were approximately $26,000.

On October 19, 2018, the Company entered into an agreement to lease 12,322 square feet of office space located adjacent to the Company’s headquarters in San Carlos, California. This lease replaces the sublease of 11,449 square feet of office space in the same facility that expired on October 31, 2018. The term of the lease is 30 months subsequent to the commencement date, November 1, 2018, and will expire in April 2021. Monthly lease payments are approximately $59,000, subject to an annual increase of 3%.

On June 19, 2019, the Company entered into a first amendment (the “Amended Lease”) to its previously disclosed lease agreement with Hudson Skyway Landing, LLC (the “Lease”) for additional space at its corporate headquarters in San Carlos, California. Under the Amended Lease, the Company will lease an additional 8,110 square feet (the “Expansion Space”), for a total of approximately 20,432 square feet of space on the first floor of the building located at 999 Skyway Road, San Carlos, California, commonly known as Skyway Landing II. The term of the Amended Lease remains the same as that of the Lease and expires on April 30, 2021, unless earlier terminated in accordance with the Amended Lease. The Company’s monthly base rent for the Expansion Space under the Amended Lease will be approximately $39,000 for the first year, and $40,000 for the second year.

New York Lease

The Company leased office space in New York for a monthly rental of approximately $18,000 a month from January 2017 through July 2017. On June 5, 2017, the Company entered into an agreement whereby the Company will lease office space from August 1, 2017 to July 31, 2018, for approximately $9,000 a month. On April 20, 2018, the Company entered into an agreement to extend the lease term to January 31, 2019 for approximately $7,000 a month. On November 2, 2018, the Company entered into an agreement to extend the lease term to July 31, 2019 for approximately $4,000 a month. On May 1, 2019, the Company entered into an agreement to extend the lease term to January 31, 2020 for approximately $4,000 a month.

Philadelphia Office Lease

On May 2, 2019, the Company entered into an agreement to lease approximately 1,500 square feet of office space in Philadelphia, Pennsylvania until July 1, 2019 for a rate of $2,000 a month, and then approximately 4,500 square feet of office space for the remainder of a three-year term at an initial rate of $11,063 per month, subject to annual increases of 2.5%.

Commercial Manufacturing Facility Agreement

On May 28, 2019, the Company entered into a lease agreement with 300 Rouse Boulevard, LLC (the “Commercial Manufacturing Facility Lease”) for a build-to-suit commercial manufacturing facility, laboratories, and offices located in Philadelphia, Pennsylvania. Under the Commercial Manufacturing Facility Lease, the Company will lease approximately 136,000 rentable square feet of space in a building to be located at 300 Rouse Boulevard, Philadelphia, Pennsylvania (the “Premises”). The commercial manufacturing facility is expected to be constructed in two phases: Phase I-A, the construction of the commercial manufacturing facility, with approximately 66,000 rentable square feet of space; and Phase I-B, the construction of offices and laboratories, with approximately 70,000 rentable square feet of space. The Commercial Manufacturing Facility Lease is for a term of 242 months, commencing on the earlier of (i) the date on which the Company occupies any portion of the Premises for the normal operation of its business or (ii) the date that is the later of (A) one hundred sixty (160) days after the Phase I-A substantial completion date, currently anticipated to be July 16, 2020, or (B) the Phase I-B Substantial Completion Date (the “Commencement Date”). The Commencement Date shall be extended by one day for each day of landlord delay, net of any tenant delay, as defined in the Lease. The Commercial Manufacturing Facility Lease includes an option to extend the term of the lease, exercisable under certain conditions as described in the Commercial Manufacturing Facility Lease, such that the overall term, when added to the initial term, shall be 359 months, by giving the landlord prior written notice thereof at least 18 months in advance of the expiration date.

Beginning on the Commencement Date, the Company’s monthly base rent under the Lease will be approximately $320,000, subject to an annual increase of 2% for the first ten years, and an annual increase of the greater of 2% or 75% of the average ten-year consumer price index. Beginning in 2020, the Company will be responsible for paying operating expenses, which are expected to be approximately $53,000 per month in 2020.

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

The balance sheet classification of the Company’s right-of-use asset and lease liabilities was as follows:

June 30, 2019

Operating lease right-of-use assets	$11,719
Operating lease liabilities
Current portion included in current liabilities	7,484
long-term portion included in non-current liabilities	4,613
Total Operating lease liabilities	$12,097

The components of lease expenses, which were included in Total expenses in the Company’s consolidated statement of operations, were as follows:

	For the Three Months	For the Six Months
	Ended	Ended
	June 30, 2019	June 30, 2019

Operating lease cost	$1,681	$3,275
Variable lease cost	1,045	1,941
Short-term lease cost	18	37
Total lease cost	$2,744	$5,253

Variable lease cost is determined based on performance or usage in accordance with the contractual agreements, and not based on an index or rate.

Cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2019 was $2.0 million and $3.4 million, respectively, and were included in Net cash used by operating activities in its consolidated statement of cash flows. Upon the adoption of Topic 842 on January 1, 2019, the Company increased noncash balances of operating lease right-of-use assets and operating lease liabilities by $10.4 million and $10.7 million, respectively. The Company additionally increased noncash balance of operating lease right-of-use assets and operating lease liability by $3.3 million for the three months ended June 30, 2019 and $4.3 million as a result of lease modifications and additional lease agreements entered by the Company.

As of June 30, 2019, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

		CMO
	Facility	embedded
	leases	leases	Total
Remainder of 2019	$964	$3,352	$4,316
2020	1,696	4,818	6,514
2021	577	1,410	1,987
2022	—	131	131
2023	—	—	—
Thereafter	—	—	—
Total lease payments	$3,237	$9,711	$12,948
Less: Present value adjustment	(349)	(502)	(851)
Operating lease liabilities	$2,888	$9,209	$12,097

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of Topic 842 or the date of lease modifications. As of June 30, 2019, the weighted average remaining lease term is 1.71 years and the weighted average discount rate used to determine the operating lease liabilities was 8.2%. As of June 30, 2019, we have a finance lease for the commercial manufacturing facility that has not yet commenced. This finance lease will commence in 2020 with a lease term of 20 years.

Disclosures related to periods prior to adoption of Topic 842

As required, the following disclosure is provided for periods prior to adoption. Minimum lease commitments as of December 31, 2018 that have initial or remaining lease terms in excess of one year are as follows:

		CMO
	Facility	embedded
	leases	leases	Total
2019	$1,373	$5,088	$6,461
2020	1,223	3,366	4,589
2021	418	994	1,412
2022	—	144	144
2023	—	—	—
Thereafter	—	—	—
Total lease payments	$3,014	$9,592	$12,606

NOTE 10. RELATED PARTY TRANSACTIONS

A former member of the Company’s Board of Directors was an attorney at a law firm, TroyGould PC, that rendered legal services to the Company during the period of his directorship until June 6, 2018, but did not provide legal services to the Company himself during that period. The Company paid TroyGould PC $0.1 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively.

On September 14, 2017, the Company entered into a three-year consulting agreement with Iain Dukes, D. Phil, the Chairman of the Board of Directors. As compensation for his consulting services, the Company granted Dr. Dukes a stock option to purchase up to 150,000 shares of the Company’s common stock, at an exercise price of $7.30 per share. Under the consulting agreement, Dr. Dukes agreed to provide the Company with services regarding business development opportunities, licensing transactions and technology acquisitions by the Company, and any such strategic initiatives appropriate for the Company that Dr. Dukes may identify. The granted stock options vest in 12 quarterly installments (with 1/12th of the option shares having vested on the date of grant). The vesting of the granted stock options will accelerate, and the entire award will become fully vested upon the closing of a significant licensing transaction, a material product acquisition, a material strategic transaction, or upon a change of control transaction. The Company recognized $0.1 million and $0.2 million in stock-based compensation expense related to this consulting agreement during the three months ended June 30, 2019 and 2018, respectively and $0.2 million and $0.6 million for the six months ended June 30, 2019 and 2018, respectively. In addition, in connection with the adoption of ASC 2018-07, the Company recognized $0.3 million to retained earnings as of January 1, 2019.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The management’s discussion and analysis of financial condition as of June 30, 2019 and results of operations for the three and six months ended June 30, 2019, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission, or SEC, on February 28, 2019. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Business” section of our Annual Report on Form 10-K and elsewhere in this and other reports we file with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Iovance,” “we,” “us” and “our” refer to Iovance Biotherapeutics, Inc. and our subsidiaries.

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of cell therapies as novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to eradicate cancer cells. Tumor infiltrating lymphocyte, or TIL, therapy is a platform technology that has been licensed from National Cancer Institute (NCI) primarily based on data in metastatic melanoma, metastatic and advanced cervical cancer. Iovance further has optimized the manufacturing process for TIL to a shorter process with a cryopreserved product called Gen-2. The Company has developed its own proprietary and scalable manufacturing method, which is being further investigated in multiple indications. Our lead product candidates include lifileucel for metastatic melanoma and LN-145 for advanced cervical cancer. Both product candidates are autologous adoptive cell therapies utilizing TIL, which are T cells derived from patients’ tumors. In addition to metastatic melanoma and advanced cervical cancer, we are investigating the effectiveness and safety of TIL therapy for the treatment of squamous cell carcinoma of the head and neck and metastatic non-small cell lung cancer through our sponsored trials, as well as other oncology indications through collaborations.

We are conducting an on-going Phase 2 clinical trial, C-144-01, of our lead product candidate, lifileucel, for the treatment of metastatic melanoma. This multicenter pivotal trial is enrolling patients with melanoma whose disease has progressed following treatment with at least one systemic therapy, including a PD-1 inhibitor and if BRAF mutated, a BRAF inhibitor, or a combination of BRAF and MEK inhibitors (National Clinical Trial identification number NCT02360579). Cohort 4 of the C-144-01 clinical trial is a single-arm cohort intended to be used for the registration of lifileucel. The C-144-01 trial uses our proprietary Generation 2, or Gen 2, manufacturing process. We completed and closed enrollment of patients into Cohort 2 of the C-144-01 trial in 2018. We announced that the first patient was dosed in Cohort 4 of this trial in March 2019. Cohort 4 is being enrolled with a prospective definition of objective response rate, or ORR, read out by a Blinded Independent Review Committee, or BIRC, as the primary endpoint based on our interpretation of discussions with the U.S. Food and Drug Administration, or FDA. FDA also acknowledged the potential acceptability of single-arm data from Cohort 4 for registration. In October 2018, we announced that lifileucel had received a Regenerative Medicine Advanced Therapy, or RMAT, designation from the FDA. Updated results from Cohort 2 of the C-144-01 clinical trial were reported at the American Society of Clinical Oncology, or ASCO, annual meeting on June 1, 2019. In 66 patients with metastatic melanoma, treatment with lifileucel resulted in an ORR of 38%, with 2 complete responses and 23 partial responses. The disease control rate, or DCR, was 80%. Patients were heavily pretreated and had a mean of 3.3 prior therapies. The median duration of response, or DOR, had not been reached. The median follow-up was 8.8 months. The adverse event profile was generally consistent with the underlying advanced disease and the profile of the lymphodepletion and IL-2 regimens.

In addition to our ongoing trial in metastatic melanoma, we are conducting clinical trials of LN-145, TIL therapy in cervical, head and neck cancers, and other cancers. C-145-04 is an ongoing Phase 2, multicenter trial that will assess the safety and efficacy of LN-145 for the treatment of patients with recurrent, metastatic or persistent cervical cancer (NCT03108495). In February 2019, LN-145 received Fast Track designation from the FDA for development in the treatment of cervical cancer with disease progression on or after chemotherapy. In March 2019, the protocol for this trial was amended to increase the sample size to 59 and to modify the primary endpoint of ORR to be determined by BIRC.

In May 2019, LN-145 received Breakthrough Therapy designation, or BTD, from the FDA for the development in the treatment of cervical cancer. Updated results from the C-145-04 clinical trial were reported at the ASCO annual meeting on June 1, 2019. In 27 patients with advanced cervical cancer, treatment with LN-145 resulted in an ORR of 44%. In the study there were 3 complete responses and 9 partial responses. The DCR was 85%. Patients were heavily pretreated and had a mean of 2.4 prior therapies. The DOR had not been reached. The median follow-up was 7.4 months. The adverse event profile was generally consistent with the underlying advanced disease and the profile of the lymphodepletion and IL-2 regimens. Based on an End of Phase 2 meeting held with the FDA in June 2019, the FDA has acknowledged that results from the C-145-04 clinical trial may be sufficient to support registration in the treatment of patients with advanced cervical cancer. In accordance with the FDA’s recommendations, a new version of the protocol will further define the patient population. We plan to include in the biologics license application, or BLA, patients who have progressed following initial systemic therapy for recurrent or metastatic disease, which constitutes almost all of the more advanced patients enrolled to date. We also plan to expand the sample size of the C-145-04 clinical trial to include at least 75 of the appropriate patient population.

C-145-03 is an ongoing Phase 2, multicenter trial that we are conducting to assess the safety and efficacy of LN-145 for the treatment of patients with recurrent metastatic squamous cell carcinoma of the head and neck (NCT03083873). In October 2018, we reported that, to date, preliminary data for 13 patients in the C-145-03 clinical trial yielded an ORR of 31% with a DOR ranging from 2.8 to 7.6 months. The adverse event profile remained consistent with previous reports. We continue to enroll patients in this study.

We are also investigating the potential of our TIL therapies in earlier lines of treatment and in combination with pembrolizumab. IOV-COM-202 is a Phase 2, multicenter trial that is composed of four cohorts to enroll up to a total of 48 patients (NCT03645928). In Cohort 1A, we intend to enroll advanced unresectable or metastatic melanoma patients who have not received prior immunotherapy, including checkpoint inhibitors such as anti-PD-1/anti-PD-L1 therapy. The patients will receive lifileucel in combination with pembrolizumab. In Cohort 2A, we intend to enroll advanced head and neck squamous cell carcinoma patients who are also naïve to prior immunotherapy including anti-PD-1/anti-PD-L1 therapy. The patients will receive LN-145 in combination with pembrolizumab. We recently opened Cohort 3A to enroll non-small cell lung cancer patients who are also naïve to prior immunotherapy including anti-PD-1/anti-PD-L1 therapy. The patients in Cohort 3A will receive LN-145 in combination with pembrolizumab. In Cohort 3B, we are enrolling non-small cell lung cancer patients who have previously received systemic therapy which could include checkpoint inhibitors. The patients will receive LN-145. In May 2019, we reported that the first patient was dosed in Cohort 1A, which represents the first instance of a patient naïve to checkpoint inhibitor treatment receiving our TIL therapy in combination with pembrolizumab.

We closed the IOV-LUN-201 clinical trial, investigating TIL therapy in non-small cell lung cancer, or NSCLC, in combination with anti-PD-L1 therapy, in April 2019, and instead opened Cohort 4 of the IOV-COM-202 trial as described above, to adapt our clinical development plans to reflect advances in the treatment landscape for non-small cell lung cancer.

As part of our collaboration program with the MD Anderson Cancer Center, or MDACC, two Phase 2 trials were initiated in 2018. Both trials are sponsored by MDACC. The first trial, 2017-0672 (NCT03449108), is intended to allow for investigation of LN-145 manufactured by us using our manufacturing process to treat patients with soft tissue sarcoma, osteosarcoma and platinum resistant ovarian cancer. A second trial under the collaboration with MDACC is active as well (NCT03610490). This trial uses TIL manufactured by MDACC using urelumab, a 4-1BB agonistic antibody, as part of the manufacturing process. The data obtained using this manufacturing process may not be representative of our data using our Gen 2 manufacturing process. We are also collaborating with Roswell Park Cancer Institute on a clinical trial using our LN-145 product for the treatment of patients with bladder cancer in combination with the anti-PD1 antibody pembrolizumab. This trial is now open for enrollment.

Our current product candidate pipeline and selected investigator-sponsored proof-of-concept studies are summarized in the graph below:

We plan to file an investigational new drug application, or IND, later in 2019 for our peripheral blood lymphocyte therapy IOV-2001 for the treatment of patients with chronic lymphocytic leukemia. IOV-2001 is a non-genetically modified, polyclonal T cell product that is manufactured using a nine-day process from 50 mL of patient's blood. We have also entered into a collaboration with a Canadian institution, Centre hospitalier de l'Université de Montreal, or CHUM, under which CHUM agreed to conduct a clinical study using a PD-1 positive selected TIL product manufactured by a CHUM collaborator using a process developed by CHUM. We are also developing our own TIL selection processes for future clinical testing.

We currently own seven recently granted or allowed U.S. patents for compositions and methods of treatment in a broad range of cancers relating to our Gen 2 manufacturing process, including U.S. Patent Nos. 10,166,257, 10,130,659, and 10,272,113. Our owned and licensed intellectual property portfolio also includes patent applications relating to TIL, marrow infiltrating, and peripheral blood lymphocyte therapies, methods of manufacturing, the use of costimulatory molecules in TIL therapy and manufacturing, stable and transient genetically-modified TIL therapies, and methods of treating patient subpopulations.

In May 2019, we announced that we had entered into a lease agreement to build an approximately 136,000 square foot production facility in Philadelphia, Pennsylvania for future commercial and clinical production of autologous TIL products, including lifileucel and LN-145. The facility will allow production according to FDA guidelines and is designed to provide scalability using modular processes. The facility will be designed and built for an ultimate maximum capacity to manufacture TIL products for several thousands of patients annually. Iovance expects to invest approximately $75 million over three years for equipment and construction of the manufacturing suites. The facility is expected to be completed in 2021.

Results of Operations

Revenues

We have not yet generated any revenues since our formation. We currently do not anticipate that we will generate any revenues during 2019 from the sale or licensing of our products. Our ability to generate revenues in the future will depend on our ability to complete the development of our product candidates and to obtain regulatory approval for them.

Costs and expenses

Research and Development (in thousands)

	Three Months Ended		Increase		Six Months Ended		Increase
	June 30,		(Decrease)		June 30,		(Decrease)
	2019	2018	$	%	2019	2018	$	%
Research and development	$39,298	$24,551	14,747	60%	$70,203	$44,463	25,740	58%
Stock-based compensation expense included in research and development expense	2,720	2,381	339	14%	5,421	4,381	1,040	24%

Research and development expense for the three months ended June 30, 2019 increased by $14.7 million, or 60%, compared to the same period in 2018. The increase in research and development expenses was primarily attributable to (i) the initial costs to transfer the manufacturing process to a CMO for additional manufacturing capacity, (ii) an increase in total patients in our clinical studies which in turn results in higher study costs, and (iii) an increase in research and development headcount.

Research and development expense for the six months ended June 30, 2019 increased by $25.7 million, or 58%, compared to the same period in 2018. The increase in research and development expenses was primarily attributable to (i) initial costs to transfer the manufacturing process to a CMO costs for additional manufacturing capacity (ii) higher costs for the purchase of drugs used in the clinical studies, specifically IL-2, (iii) an increase in total patients in our clinical studies which in turn results in higher study costs, and (iv) an increase in research and development headcount.

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

General and Administrative (in thousands)

	Three Months Ended		Increase		Six Months Ended		Increase
	June 30,		(Decrease)		June 30,		(Decrease)
	2019	2018	$	%	2019	2018	$	%
General and administrative	$10,867	$6,827	4,040	59%	$19,948	$13,792	6,156	45%
Stock-based compensation expense included in general and administrative	3,706	2,841	865	30%	6,851	4,945	1,906	39%

General and administrative expense for the three months ended June 30, 2019 increased by $4.0 million, or 59%, compared to the same period in 2018. The increase was primarily attributable to increases in (i) general and administrative headcount and higher stock-based compensation, (ii) legal expenses related to intellectual property, and (iii) market research costs as we prepare for commercialization.

General and administrative expense for the six months ended June 30, 2019 increased by $6.2 million, or 45%, compared to the same period in 2018. The increase was primarily attributable to increases in (i) general and administrative headcount and higher stock-based compensation, (ii) legal expenses related to intellectual property, and (iii) market research costs.

General and administrative expenses include personnel costs for our employees engaged in general and administrative activities, legal fees, audit and tax fees, consultants and professional services, commercialization and market preparation and general corporate expenses. We anticipate general and administrative expenses will increase as we continue to support our expanded research and development efforts and prepare for commercialization.

Interest Income (in thousands)

	Three Months Ended		Increase		Six Months Ended		Increase
	June 30,		(Decrease)		June 30,		(Decrease)
	2019	2018	$ %		2019	2018	$ %
Net interest income	$2,614	$718	1,896	264%	$5,650	$1,080	4,570	423%

Interest income results from our interest-bearing cash and short term investment balances. Net interest income increased by $1.9 million and $4.6 million for the three and six months ended June 30, 2019 compared to the same periods in 2018, respectively, due to the higher average cash and short-term investment balances as a result of the proceeds received from our equity financings in January 2018 and October 2018.

Net Loss

	Three Months Ended		Increase		Six Months Ended		Increase
	June 30,		(Decrease)		June 30,		(Decrease)
	2019	2018	$ %		2019	2018	$ %
Net loss	$47,551	$30,660	16,891	55%	$84,501	$57,175	27,326	48%

Net loss for the three and six months ended June 30, 2019 increased by $16.9 million or 55%, and 27.3 million or 48%, compared to the same periods in 2018, respectively. The increase in our net loss was due to the continued expansion of our research and development activities, increased clinical trials and manufacturing activities, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we further invest in our research and development activities, including our clinical development, building our own manufacturing facility and certain pre-commercial activities.

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

As of June 30, 2019, we had outstanding 123,820,508 shares of our $0.000041666 par value common stock, 194 shares of our $0.001 par value Series A Convertible Preferred Stock, and 5,854,845 shares of our $0.001 par value Series B Convertible Preferred Stock. The outstanding shares of Series A Convertible Preferred Stock are currently convertible into 97,000 shares of our common stock, and the outstanding shares of Series B Convertible Preferred Stock are currently convertible into 5,854,845 shares of our common stock. The shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock do not have voting rights or accrue dividends.

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

On September 7, 2018, we filed a shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $250 million, which we refer to as the 2018 Shelf Registration Statement. The 2018 Shelf Registration Statement was declared effective on October 3, 2018 and the aggregate amount of securities we could issue thereunder was subsequently increased by $50 million through a post-effective amendment that we filed on October 11, 2018, pursuant to Rule 462(b) of the Securities Act. On

October 17, 2018, we sold 25,300,000 shares of our common stock at a public offering price of $9.97 per share pursuant to the 2018 Shelf Registration Statement. We received gross proceeds of approximately $252.2 million and net proceeds of $236.7 million, after deducting underwriting discounts and offering expenses. The 2018 Shelf Registration Statement is no longer available for future offerings.

In the future, we may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. If any of the securities covered by the 2018 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of such offering at that time.

We are currently engaged in the development of therapeutics to fight cancer. We do not have any commercial products and have not yet generated any revenues from our biopharmaceutical business. We currently do not anticipate that we will generate any revenues during 2019 from the sale or licensing of any products. We have incurred a net loss of $84.5 million for the six months ended June 30, 2019 and used $62.9 million of cash in our operating activities the same period ended June 30, 2019. As of June 30, 2019, we had $76.9 million of cash and cash equivalents, $327.2 million of short-term investments, $397.4 million of stockholders’ equity and had working capital of $377.1 million.

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

Off-Balance Sheet Arrangements

At June 30, 2019, we had no obligations that would require disclosure as off-balance sheet arrangements.

Significant Accounting Policies and Recent Accounting Standards

See Note 2 of the financial statements for a discussion of our significant accounting policies, including the discussion of recently issued and adopted accounting standards.

Inflation

Inflation and changing prices have had no effect on our continuing operations over our two most recent fiscal years.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the six months ended June 30, 2019 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.Controls and Procedures

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

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

Item 1A.Risk Factors

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

Risks Related to Our Business

We have a history of operating losses; we expect to continue to incur losses and we may never be profitable. *

We are a clinical-stage biotechnology company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient's own immune system to eradicate cancer. We do not have products approved for commercial sale and have not generated revenue from operations. As of June 30, 2019, we had an accumulated deficit of $457.6 million. In addition, during the six months ended June 30, 2019, we incurred a net loss of $84.5 million. Since our inception we have not generated any revenues from operations. We do not expect to generate any meaningful product sales or royalty revenues for the foreseeable future. We expect to incur significant additional operating losses in the future as we expand our development and clinical trial activities in support of demonstrating the effectiveness of our products.

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

If approved for marketing by applicable regulatory authorities, our ability to generate revenues from our product candidates will depend on our ability to:

●price our product candidates competitively such that third-party and government reimbursement leads to broad product adoption;
●prepare a broad network of clinical sites for administration of our product;
●create market demand for our product candidates through our own marketing and sales activities, and any other arrangements to promote these product candidates that we may otherwise establish;
●receive regulatory approval for claims that are necessary or desirable for successful marketing;
●hire, train, and deploy a commercial team including a sales force to commercialize product candidates in the United States and abroad;
●manufacture product candidates through CMOs or in our own manufacturing facility in sufficient quantities and at acceptable quality and manufacturing cost to meet commercial demand at launch and thereafter;
●establish and maintain agreements with wholesalers, distributors, pharmacies, and group purchasing organizations on commercially reasonable terms;
●maintain patent and trade secret protection and regulatory exclusivity for our product candidates;
●launch commercial sales of our product candidates;
●achieve market acceptance of our product candidates by patients, the medical community, and third-party payors;
●achieve appropriate reimbursement for our product candidates;
●maintain a distribution and logistics network capable of product storage within our specifications and regulatory guidelines, and further capable of timely product delivery to clinical sites;
●effectively compete with other therapies or competitors; and
●maintain a continued acceptable safety profile of our product candidates following launch.

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

Large-scale clinical trials require significant financial and management resources, and reliance on third-party clinical investigators, contract research organizations or CROs, contract manufacturing organizations or CMOs, or consultants. Relying on third-party clinical investigators, CROs or CMOs may force us to encounter delays and challenges that are outside of our control. We rely on CMOs in the United States and Europe to manufacture TIL for use in our trials. We may not be able to demonstrate sufficient comparability between products manufactured at different facilities to allow for inclusion of the clinical results from patients treated with products from these different facilities, in our product registrations. Further, our CMOs may not be able to manufacture TIL or otherwise fulfill their obligations to us because of interruptions to their business, including the loss of their key staff or interruptions to their raw material supply.

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

●inability to generate sufficient preclinical data to support the initiation of clinical studies;
●regulators or Institutional Review Boards, or IRBs may not authorize us or our investigators to commence a clinical trial, conduct a clinical trial at a prospective trial site, or amend trial protocols, or regulators or IRBs may require that we modify or amend our clinical trial protocols;

●delays in reaching a consensus or inability to obtain agreement with regulatory agencies on study design;
●the FDA or comparable foreign regulatory authorities may disagree with our intended indications, study design or our interpretation of data from preclinical studies and clinical trials or find that a product candidate’s benefits do not outweigh its safety risks;
●the FDA or comparable foreign regulatory authorities may not accept data from studies with clinical trial sites in foreign countries;
●the FDA may not allow us to use the clinical trial data from a research institution to support an IND if we cannot demonstrate the comparability of our product candidates with the product candidate used by the relevant research institution in its clinical studies;
●delays in or failure to reach an agreement on acceptable terms with prospective CROs and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;
●delays in obtaining required IRB approval at each clinical study site;
●imposition of a temporary or permanent clinical hold, suspensions or terminations by regulatory agencies, IRBs, or us for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks, undesirable side effects, or other unexpected characteristics of the product candidate, or due to findings of undesirable effects caused by a biologically or mechanistically similar therapeutic or therapeutic candidate;
●delays in recruiting suitable patients to participate in our clinical studies;
●delay in adding new investigators or clinical trial sites, or withdrawal of clinical trial sites from a study;
●delay or change in strategic direction for an indication resulting from differences in results between cohorts in a clinical trial, such as Cohort 2 and Cohort 4 of the C-144-01 clinical trial or the previously disclosed interim results for the C-145-04 trial and the final patient population and results, including differences in patient population, or from different interpretations of the results using a BIRC;
●failure by our CROs, clinical trial sites, patients, or other third parties, or us to adhere to clinical study requirements, including regulatory, contractual or protocol requirements;
●failure to perform in accordance with the FDA’s cGCP requirements, or applicable regulatory guidelines in other countries;
●the number of patients required for clinical trials of our product candidates may be larger than we anticipate or enrollment in these clinical trials may be slower than we anticipate;
●patients that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop such patients from the study or clinical trial, increase the needed enrollment size for the study or clinical trial or extend the study’s or clinical trial’s duration;
●patients dropping out of a study;
●occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
●changes in regulatory requirements and guidance that require amending or submitting new clinical protocols to regulatory authorities and IRBs, and which may cause delays in our development programs, or changes to regulatory review times;
●there may be regulatory questions or disagreements regarding interpretations of data and results, or new information may emerge regarding our product candidates;
●changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;
●the cost of clinical studies of our product candidates being greater than we anticipate, or we may have insufficient funds for a clinical trial or to pay the substantial user fees required by the FDA upon the filing of a BLA;
●clinical studies of our product candidates producing negative or inconclusive results may fail to provide sufficient data and information to support product approval, or our studies may fail to reach the necessary level of statistical or clinical significance, which may result in our deciding, or regulators requiring us, to conduct additional clinical studies, or preclinical studies, or abandon product development programs;
●early results from our clinical studies of our product candidates may be negatively affected by changes in efficacy measures such as overall response rate and duration of response as more patients are enrolled in our clinical trials or as new cohorts of our clinical trials are tested, and overall response rate and duration of response may be negatively affected by the inclusion of unconfirmed responses in preliminary results that we report if such responses are not later confirmed;

●we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development;
●there may be changes to the therapeutics or their regulatory status which we are administering in combination with our product candidates;
●the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or our manufacturing facilities for clinical and future commercial supplies;
●the FDA or comparable regulatory authorities may take longer than we anticipate making a decision on our product candidates;
●transfer of our manufacturing processes to our contract manufacturers or other larger-scale facilities operated by a CMO and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process;
●our use of different manufacturing processes within our clinical trials, including our Gen 1 and Gen 2 manufacturing processes, and any effects that may result from the use of different processes on the clinical data that we have reported and will report in the future; and
●delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical studies or the inability to do any of the foregoing, including as a result of any quality issues associated with the contract manufacturer.

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

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing changes to our product candidates, we may be required to, or we may elect to, conduct additional studies to bridge our modified product candidates to earlier versions. These changes may require the FDA approval or notification, may not have their desired effect and the FDA may not accept data from prior versions of the product to support an application, delaying our clinical trials or programs or necessitating additional clinical or preclinical studies. For example, we changed our manufacturing process from our first generation, or Gen 1 to our second generation, or Gen 2 to decrease the production time and allow for the cryopreservation of the product. We may find that this update has unintended consequences that necessitates additional development and manufacturing work, additional clinical and preclinical studies, or that results in refusal to file or non-approval of a BLA.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may experience difficulties or delays in patient enrollment in our clinical trials for a variety of reasons, including:

●the size and nature of the patient population;
●the severity of the disease under investigation;
●the patient eligibility criteria defined in the protocol;
●the size of the study population required for analysis of the trial’s primary endpoints;
●the proximity of patients to trial sites;
●the design of the trial;
●our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●the efforts to facilitate timely enrollment in clinical trials and the effectiveness of recruiting publicity;
●the patient referral practices of physicians;
●competing clinical trials for similar therapies or other new therapeutics not involving cell-based immunotherapy;
●clinicians’ and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating;
●clinical investigators enrolling patients who do not meet the enrollment criteria, requiring the inclusion of additional patients in the clinical trial;
●approval of new indications for existing therapies or approval of new therapies in general;
●our ability to obtain and maintain patient consents; and
●the risk that patients enrolled in clinical trials will not complete a clinical trial, return for post-treatment follow-up, or follow the required study procedures. For instance, patients, including patients in any control groups, may withdraw from the clinical trial if they are not experiencing improvement in their underlying disease or condition. Withdrawal of patients from our clinical trials may compromise the quality of our data.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Because the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitor’s use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy and approved immunotherapies, rather than enroll patients in any future clinical trial. In addition, potential enrollees may opt to participate in other clinical trials because of the length of time between the time that their tumor is excised and the TIL is infused back into the patient. Amendments to our clinical protocols may affect enrollment in, or results of, our trials, including amendments we have made to further define the patient population to be studied.

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

Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete our trials or result in potential product liability claims. Such toxicities, which may arise from TIL therapy in general, including co-therapies, may include, for example, thrombocytopenia, chills, anemia, pyrexia, febrile neutropenia, diarrhea, neutropenia, vomiting, hypotension, and dyspnea. For example, the update in October 2018 from the C-144-01 trial included two grade 5 treatment emergent adverse events. In addition, these side effects and deaths may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from personalized cell therapy are not normally encountered in the general patient population and by medical personnel. Any of these occurrences may harm our business, financial condition and prospects significantly.

The manufacture of our product candidates is complex, and we may encounter difficulties in production, particularly with respect to process development, quality control, or scaling-out of our manufacturing capabilities. If we, or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure. *

Our product candidates are biologics and the process of manufacturing our products is complex, highly-regulated and subject to multiple risks. The manufacture of our product candidates involves complex processes, including harvesting tumor fragments from patients, multiplying the T cells to obtain the desired dose, and ultimately infusing the T cells back into a patient. As a result of the complexities, the cost to manufacture biologics is generally higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and is more difficult to reproduce. Our manufacturing process will be susceptible to product loss or failure due to logistical issues associated with the collection of tumor fragments, or starting material, from the patient, shipping such material to the manufacturing site, shipping the final product back to the patient, and infusing the patient with the product, manufacturing issues associated with the differences in patient starting material, interruptions in the manufacturing process, contamination, equipment failure, assay failures, improper installation or operation of equipment, vendor or operator error, inconsistency in cell growth, and variability in product characteristics. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If for any reason we lose a patient’s starting material, or later-developed product at any point in the process, or if any product does not meet the applicable specifications, the manufacturing process for that patient will need to be restarted, including resection of the proper amount of tumor fragment and the resulting delay may adversely affect that patient’s outcome. If microbial, viral, environmental or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

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

Currently, our product candidates are manufactured using processes developed or modified by us or by our third-party research institution collaborators that we may not intend to use for more advanced clinical trials or commercialization. We have selected Gen 2 as the manufacturing process for product registration, and all ongoing and future company-sponsored clinical trials. Although we believe Gen 2 is a commercially viable process, there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-out, process reproducibility, stability issues, lot consistency, and timely availability of raw materials. This includes potential risks associated with FDA not agreeing with all of the details of our validation data or our potency assay for Cohort 4 of our C-144-01 clinical trial. Furthermore, some of our CMOs may not be able to establish comparability of their products with TIL product used in Cohort 2 or may not be fully validated prior to starting Cohort 4. As a result of these challenges, we may experience delays in our clinical development and/or commercialization plans. We may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

Our current manufacturing strategy involves the use of CMOs. Currently our product candidates are manufactured by WuXi, Lonza Netherlands, MasTHerCell, and Moffitt. Should we continue to use CMOs, we may not succeed in maintaining our relationships with our current CMOs or establishing relationships with additional or alternative CMOs. Our product candidates may compete with other products and product candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing for us and willing to do so. If our CMOs should cease manufacturing for us, we would experience delays in obtaining sufficient quantities of our product candidates for clinical trials and, if approved, commercial supply. Further, our CMOs may breach, terminate, or not renew these agreements. If we were to need to find alternative manufacturing facilities it would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. The commercial terms of any new arrangement could be less favorable than our existing arrangements and the expenses relating to the transfer of necessary technology and processes could be significant.

Reliance on third-party manufacturers entails exposure to risks to which we would not be subject if we manufactured the product candidate ourselves, including:

●inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;
●reduced day-to-day control over the manufacturing process for our product candidates as a result of using third-party manufacturers for all aspects of manufacturing activities;
●reduced control over the protection of our trade secrets and know-how from misappropriation or inadvertent disclosure;
●termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that may be costly or damaging to us or result in delays in the development or commercialization of our product candidates; and
●disruptions to the operations of our third-party manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier.

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

The manufacture of cell therapy products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, and compliance with strictly enforced federal, state, local and foreign regulations.

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

Our, or our CMOs’ manufacturing facilities may be unable to comply with our specifications, cGMPs, and with other FDA, state, and foreign regulatory requirements. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of product candidate that may not be detectable in final product testing. If we or our CMOs are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, or in accordance with the strict regulatory requirements, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Deviations from manufacturing requirements may further require remedial measures that may be costly and/or time-consuming for us or a third party to implement and may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

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

●safety and efficacy results in various human clinical trials reported in scientific and medical literature may not be indicative of results we obtain in our clinical trials;
●after reviewing test results, we or our collaborators may abandon projects that we might previously have believed to be promising;
●we, our collaborators or regulators, may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks;
●the effects our potential products have may not be the desired effects or may include undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if approved;
●manufacturers may not meet the necessary standards for the production of the product candidates or may not be able to supply the product candidates in a sufficient quantity; and
●regulatory authorities may find that our clinical trial design or conduct does not meet the applicable approval requirements.

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

Even if our lead products, lifileucel and LN-145, are approved and commercialized, we may not become profitable.

Our lead products, lifileucel and LN-145, are initially targeting a small population of refractory patients that suffer from metastatic melanoma and advanced cervical cancer. Even if the FDA approves these new therapies, and even if we obtain significant market share for each product candidate, because the potential target population for lifileucel and LN-145 in refractory patients may be small, we may never achieve profitability without obtaining regulatory approval for additional indications. The FDA often approves new therapies initially only for use in patients with relapsed or refractory metastatic disease. We expect to initially seek approval of our product candidates in this setting and are currently studying these patient populations.

We collaborate with governmental, academic and corporate partners to improve and develop TIL therapies for new indications for use in combination with other therapies and to evaluate new TIL manufacturing methods, the results of which, because the manufacturing processes are not within our control, may be incorrect or unreliable.

In addition to our own research and process development efforts, we seek to collaborate with government, academic research institutions and corporate partners to improve TIL manufacturing and to develop TIL therapies for new indications. In 2017, we announced collaborations with Moffitt, MDACC, Roswell Park Cancer Institute, and Ohio State University to evaluate several new solid tumor and hematologic indications for TIL therapy in clinical and preclinical studies as well as, in some cases, new TIL manufacturing approaches. The results of these collaborations may be used to support our filing with the FDA of INDs to conduct more advanced clinical trials of our product candidates, or to otherwise analyze or make predictions or decisions with respect to our current or future product candidates. However, because the majority of our collaborations are conducted at outside laboratories and we do not have complete control over how the studies are conducted or reported or over the manufacturing methods used to manufacture TIL product, the results of such studies, which we may use as the basis for our conclusions, projections or decisions with respect to our current or future product candidates, may be incorrect or unreliable, or may have a negative impact on us if the results of such studies are imputed to our products or proposed indications, even if such imputation is improper. For example, we have entered into collaborations with Moffitt and MDACC to perform clinical trials using TIL products that differ from our products, but the results of these clinical trials, if negative, may adversely impact our stock price and our development plans for our products. Additionally, we may use third party data to analyze, reach conclusions or make predictions or decisions with respect to our product candidates that may be incomplete, inaccurate or otherwise unreliable.

We will need additional financing to fund our operations and complete the development and commercialization of our various product candidates, and if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our product candidates. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

Our operations have consumed substantial amounts of cash since inception. From our inception to June 30, 2019, we have an accumulated deficit of $457.6 million. In addition, our research and development and our operating costs have also been substantial and are expected to increase. In January 2018, we closed an underwritten public offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $162.0 million. In October 2018, we closed an underwritten public offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, were of $236.7 million. We expect to continue to spend substantial amounts to continue the clinical development of our product candidates. As of June 30, 2019, we had $404.1 million in cash, cash equivalents and short-term investments.

Accordingly, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next twelve months from the date this Quarterly Report on Form 10-Q is issued. However, in order to complete the development of our current product candidates, and in order to affect our business plan, including establishing our own manufacturing facility, we anticipate that we will have to spend more than the funds currently available to us. Furthermore, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may require additional capital for the further development and commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Moreover, our fixed expenses such as rent, minimum payments to our contract manufacturers, and other contractual commitments, including those for our research collaborations, are substantial and are expected to increase in the future.

We will need to obtain additional financing to fund our future operations, including completing the development and commercialization of our product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

●Progress, timing, scope and costs of our clinical trials, including the ability to timely initiate clinical sites, enroll subjects and manufacture TIL for treatment for patients in our ongoing, planned and potential future clinical trials;
●Time and cost necessary to obtain regulatory approvals that may be required by regulatory authorities to execute clinical trials or commercialize our product;
●Our ability to successfully commercialize our product candidates, if approved;
●Our ability to have clinical and commercial product successfully manufactured consistent with FDA and European Medicines Agency, or EMA, regulations;
●Amount of sales and other revenues from product candidates that we may commercialize, if any, including the selling prices for such potential products and the availability of adequate third-party coverage and reimbursement for patients;
●Sales and marketing costs associated with commercializing our products, if approved, including the cost and timing of building our marketing and sales capabilities;
●Cost of building, staffing and validating our own manufacturing facility in the United States;
●Terms and timing of our current and any potential future collaborations, licensing or other arrangements that we have established or may establish;
●Cash requirements of any future acquisitions or the development of other product candidates;
●Costs of operating as a public company;
●Time and cost necessary to respond to technological, regulatory, political and market developments;
●Costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
●Costs associated with any potential business or product acquisitions, strategic collaborations, licensing agreements or other arrangements that we may establish.

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

Our projections regarding the market opportunities for our product candidates may not be accurate, and the actual market for our products may be smaller than we estimate.

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

We are required to pay substantial royalties and lump sum benchmark payments under our license agreements with the NIH and Moffitt, and we must meet certain milestones to maintain our license rights.

Under our license agreements with the NIH for our adoptive cell therapy technologies, we are currently required to pay both substantial benchmark payments and royalties to that institution based on our revenues from sales of our products utilizing the licensed technologies. These payments could adversely affect the overall profitability for us of any products that we may seek to commercialize under the NIH license agreements. In order to maintain our license rights under the NIH and Moffitt license agreements, we will need to meet certain specified milestones, subject to certain cure provisions, in the development of our product candidates. There is no assurance that we will be successful in meeting these milestones on a timely basis, or at all.

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

●decreased demand for our product candidates;
●injury to our reputation;
●withdrawal of clinical trial participants or sites and potential termination of clinical trial sites or entire clinical programs;
●initiation of investigations by regulators, refusal to approve marketing applications or supplements, and withdrawal or limitation of product approvals;
●costs to defend the related litigation;
●a diversion of management’s time and our resources;
●substantial monetary awards to trial participants or patients;
●product recalls, withdrawals or labeling, marketing or promotional restrictions;
●loss of revenue;
●significant negative media attention;
●decrease in the price of our stock and overall value of our company;
●exhaustion of our available insurance coverage and our capital resources; or
●the inability to commercialize our product candidates.

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

Competition in the field of cancer therapy is intense and is accentuated by the rapid pace of technological development. Research and discoveries by others may result in breakthroughs which may render our products obsolete even before they generate any revenue. There are products that are approved and currently under development by others that could compete with the products that we are developing. Many of our potential competitors have substantially greater research and development capabilities and approval, manufacturing, marketing, financial and managerial resources and experience than we do. Our competitors may:

●develop safer, more convenient or more effective immunotherapies and other therapeutic products;
●develop therapies that are less expensive or have better reimbursement from private or public payors;
●reach the market more rapidly, reducing the potential sales of our products; or
●establish superior proprietary positions.

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

Our lead product candidates, lifileucel and LN-145, are therapies for the treatment of metastatic melanoma and advanced cervical. Currently, there are numerous companies that are developing various alternate treatments for melanoma and cervical cancer, including patients that have progressed after prior treatment with checkpoint inhibitors and chemotherapy. Accordingly, lifileucel and LN-145 face significant competition in the melanoma and cervical cancer treatment space from multiple companies. Even if we obtain regulatory approval for lifileucel, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our therapies. We may not be able to implement our business plan if the acceptance of our products is inhibited by price competition or the reluctance of physicians to switch from other methods of treatment to our product, or if physicians switch to other new therapies, drugs or biologic products or choose to reserve our product for use in limited circumstances.

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

In addition, in order to supplement our own efforts to improve TIL manufacturing and develop TIL therapies in new indications in clinical trials, we currently work and collaborate with government and academic research institutions, medical institutions and corporate partners such as the NCI, Moffitt, Ohio State University, Roswell Park Cancer Institute, Phio Pharmaceuticals, Cellectis, Genocea and Centre hospitalier de l’Université de Montreal. We also intend to continue to enter into additional third-party collaborative agreements in the future. However, we may not be able to successfully negotiate any additional collaborative arrangements. If established, these relationships may not be scientifically or commercially successful. The success of these and future collaborations and joint development arrangements may be subject to numerous risks and uncertainties, including the inability or unwillingness of our partners to perform in the manner, or to the extent anticipated, and may also be subject to disagreements regarding the rights, interests, and performance of the counterparties under our licenses and development agreements. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercialization of the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority under the collaboration agreement.

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

Collaborations with biopharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect us financially and could harm our business reputation. Any collaboration may pose a number of risks, including the following:

●collaborators may not perform their obligations as expected;
●collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
●collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●collaborators could fail to make timely regulatory submissions for a product candidate;
●collaborators may not comply with all applicable regulatory requirements or may fail to report safety data in accordance with all applicable regulatory requirements;
●collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
●a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product candidate or product;
●disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time consuming and expensive;
●collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
●collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
●collaborators may be involved in a business combination, resulting in the decreased emphasis or termination of development or commercialization of any product candidate subject to the collaboration agreement; and
●termination of a collaboration agreement may make it more difficult to attract new collaborators and our and our products’ or product candidates’ reputation in the medical, business, and financial communities could be adversely affected.

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

A Fast Track product designation, Breakthrough Therapy designation or other designation to facilitate product candidate development may not lead to faster development or a faster regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.*

We were granted Fast Track designation by the FDA for lifileucel in advanced melanoma and LN-145 for cervical cancer. We were granted Breakthrough Therapy designation, or BTD, for LN-145 for advanced cervical cancer and Regenerative Medicine Advanced Therapy, or RMAT, designation for lifileucel in advanced melanoma. We may seek Fast Track or Breakthrough designation for other of our current or future product candidates. Receipt of a designation to facilitate product candidate development is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for a designation, the FDA may disagree. In any event, the receipt of such a designation for a product candidate may not result in a faster development process, review, or approval compared to product candidates considered for approval under conventional the FDA procedures and does not assure ultimate marketing approval by the FDA. In addition, the FDA may later decide that the products no longer meet the designation conditions.

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

As a condition of biologic licensing, the FDA is authorized to require that sponsors of approved BLAs implement various post-market requirements, including REMS and Phase 4 studies. For example, when the FDA approved Novartis’ Kymriah in August 2017, a CAR-T cell therapy for the treatment of patients up to 25 years of age with B-cell precursor acute lymphoblastic leukemia (ALL) that is refractory or in second or later relapse, the FDA required significant post-marketing commitments, including a Phase 4 trial, revalidation of a test method, and a substantial REMS program that included, among other requirements, the certification of hospitals and their associated clinics that dispense Kymriah, which certification includes a number of requirements, the implementation of a Kymriah training program, and limited distribution only to certified hospitals and their associated clinics. If we receive approval of our product candidates, the FDA may determine that similar or additional post-approval requirements are necessary to ensure that our product candidates are safe, pure, and potent. To the extent that we are required to establish and implement any post-approval requirements, we will likely need to invest a significant amount of time, effort, and money. Such post-approval requirements may also limit the commercial prospects of our product candidates.

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

●the inability to recruit, train, manage, and retain adequate numbers of effective sales and marketing personnel;
●the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe our current or future product candidates;
●our inability to effectively oversee a geographically dispersed sales and marketing team;
●the costs associated with training sales and marketing personnel on legal and regulatory compliance matters and monitoring their actions;
●an inability to secure adequate coverage and reimbursement by government and private health plans;
●the clinical indications for which the products are approved and the claims that we may make for the products;
●limitations or warnings, including distribution or use restrictions, contained in the products’ approved labeling;
●any distribution and use restrictions imposed by the FDA or to which we agree as part of a mandatory REMS or voluntary risk management plan;
●liability for sales or marketing personnel who fail to comply with the applicable legal and regulatory requirements;
●the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
●unforeseen costs and expenses associated with creating an independent sales and marketing organization or engaging a contract sales organization.

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

Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of any of our product candidates will depend on a number of factors, including:

●the efficacy of our product candidates;
●the prevalence and severity of adverse events associated with such product candidates;
●the clinical indications for which the products are approved and the approved claims that we may make for the products;
●limitations or warnings contained in the Product’s FDA-approved labeling, including potential limitations or warnings for such products that may be more restrictive than other competitive products;
●changes in the standard of care for the targeted indications for such product candidates;
●the relative difficulty of administration of such product candidates;
●cost of treatment versus economic and clinical benefit in relation to alternative treatments or therapies;
●the availability of adequate coverage or reimbursement by third parties, such as insurance companies and other healthcare payors, and by government healthcare programs, including Medicare and Medicaid;
●the extent and strength of our marketing and distribution of such product candidates;
●the safety, efficacy, and other potential advantages over, and availability of, alternative treatments already used or that may later be approved for any of our intended indications;

●distribution and use restrictions imposed by the FDA with respect to such product candidates or to which we agree as part of a mandatory risk evaluation and mitigation strategy or voluntary risk management plan;
●the timing of market introduction of such product candidates, as well as competitive products;
●our ability to offer such product candidates for sale at competitive prices;
●the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●the extent and strength of our third-party manufacturer and supplier support;
●the approval of other new products for the same indications;
●adverse publicity about the product or favorable publicity about competitive products; and
●potential product liability claims.

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

European Union, or EU, member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations on us. Moreover, the collection and use of personal health data in the EU, which was formerly governed by the provisions of the EU Data Protection Directive, was replaced with the EU General Data Protection Regulation, or the GDPR, in May 2018. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the U.S., provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The recent implementation of the GDPR has increased our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may in the future be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

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

Our operations are dependent upon the services of our executives and our employees who are engaged in research and development. The loss of the services of our executive officers or senior research personnel could delay our product development programs and our research and development efforts. In order to develop our business in accordance with our business plan, we will have to hire additional qualified personnel, including in the areas of research, manufacturing, clinical trials management, regulatory affairs, and sales and marketing. We are continuing our efforts to recruit and hire the necessary employees to support our planned operations in the near term. However, competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense, and no assurance can be given that we will be able attract, hire, retain and motivate the highly skilled employees that we need. Future growth will impose significant added responsibilities on members of management, including:

●identifying, recruiting, integrating, maintaining, and motivating additional employees;
●managing our internal development efforts effectively, including the clinical and FDA review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and
●improving our operational, financial and management controls, reporting systems, and procedures.

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

We may evaluate various acquisitions and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

●increased operating expenses and cash requirements;
●the assumption of additional indebtedness or contingent liabilities;
●the issuance of our equity securities;
●assimilation of operations, intellectual property and products of an acquired company or product, including difficulties associated with integrating new personnel;
●the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;
●retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;
●risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and
●our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

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

On December 15, 2017, a purported stockholder derivative complaint was filed by plaintiff Kevin Fong was filed against us, as nominal defendant, and certain of our current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware (case no. 1:17-cv-1806). The complaint alleges breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder arising from the SEC’s investigation in the In the Matter of Certain Stock Promotions matter and our April 10, 2017 settlement thereof, and seeks unspecified damages on behalf of our company and injunctive relief. On March 28, 2018, a purported stockholder derivative complaint was filed by plaintiff Nazeer Khaleeluddin on behalf of our company, against us, as nominal defendant, and certain of our current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware (case no. 1:18-cv-00469). The complaint alleges, among other things, violations of securities law, breach of fiduciary duty, aiding and abetting, waste of corporate assets, and unjust enrichment. The complaint is based on claims arising from the SEC’s investigation in the In the Matter of Certain Stock Promotions investigation and our April 10, 2017 settlement thereof, and seeks unspecified damages on behalf of our company and injunctive relief. We intend to vigorously defend against these complaints. However, based on the very early stage of the litigation matters, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters. Furthermore, litigation is inherently uncertain, and there is no assurance as to the outcome of these, or other future cases. We could incur substantial unreimbursed legal fees, settlements, judgments and other expenses in connection with these, or other legal and regulatory proceedings that may not qualify for coverage under, or may exceed the limits of, our applicable directors’ and officers’ liability insurance policies and could have a material adverse effect on our financial condition, liquidity and results of operations. The currently pending cases also may distract the time and attention of our officers and directors or divert our other resources away from our ongoing commercial and development programs. An unfavorable outcome in these matters could damage our business and reputation or result in additional claims or proceedings against us.

Risks Related to Government Regulation

The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.*

We have not previously submitted a BLA to the FDA, or similar approval filings to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. For example, following our End of Phase 2 meeting with the FDA, we plan to increase enrollment in our ongoing C-145-04 clinical trial of TIL therapy LN-145 has been expanded to at least 75 patients of the appropriate patient population to address the expected sample size in anticipation of a BLA submission in 2020. Additionally, the patient population is defined per the discussion with FDA as patients who have progressed following initial systemic therapy for recurrent or metastatic disease which include many of the of the more advanced patients enrolled to date. Based on feedback we received from the FDA following our End of Phase 2 meeting, we believe that the study may be sufficient to support a BLA submission in the second half of 2020. However, our current beliefs regarding the registration pathway for the LN-145 product candidate are based on our interpretation of communications with the FDA to date and our efforts to address such communications, which may be incorrect. Our statements that the study may support a BLA submission also assume that our as-adjusted study has addressed the additional requests by the FDA that were raised at our End of Phase 2 meeting. Further, enrollment in this study may need to be further adjusted based on future feedback from the FDA or other regulatory agency input. The new version of the protocol which further defines the patient population to include more advanced patients in the study, may have an adverse effect on the results reported to date, changes to implement a blinded independent review committee and assay validation and implementation, and the data within this study may not ultimately be supportive of product approval, all of which could result in significant delays to our currently anticipated timeline for development and approval of our product candidate or prevent its approval entirely. Similarly, our current beliefs for our lifileucel product candidate for the treatment of melanoma are based on our interpretation of communications received from the FDA to date regarding this product candidate and our ongoing C-144-01 clinical trial, and may also be incorrect.

A BLA must also include significant information regarding the chemistry, manufacturing and controls for the product. Additionally, we expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of cell therapies for cancer. We may also not be able to successfully utilize the BTD or RMAT designations we have received for advanced cervical cancer and advanced melanoma, respectively, to successfully complete the development and commercialization of lifileucel. We may not be able to reach agreement with FDA on an interpretation of outcomes from our meetings, including meetings we have held with FDA in relation to our C-145-04 and C-144-01 clinical trials and future meetings. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

We may also experience delays, including delays arising from the need to increase enrollment, in completing planned clinical trials for a variety of reasons, including delays related to:

●the availability of financial resources to commence and complete the planned trials;
●reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●obtaining approval at each clinical trial site by an independent institutional review board, or IRB, or central IRB;
●recruiting suitable patients to participate in a trial;
●having patients complete a trial or return for post-treatment follow-up;
●clinical trial sites deviating from trial protocol or dropping out of a trial;
●adding new clinical trial sites;
●manufacturing sufficient quantities of qualified materials under cGMPs and applying them on a subject by subject basis for use in clinical trials; or
●timely implementing or validating changes to our manufacturing or quality control processes and methods needed to address FDA feedback.

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

Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, that the product is less effective than previously thought, problems with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●restrictions on the marketing, distribution, or manufacturing of our product candidates, withdrawal of the product from the market, or voluntary or mandatory product recalls;
●restrictions on the labeling of our product candidates, including required additional warnings, such as black box warnings, contraindications, precautions, and restrictions on the approved indication or use;
●modifications to promotional pieces;
●changes to product labeling or the way the product is administered;
●liability for harm caused to patients or subjects;
●fines, restitution, disgorgement, warning letters, untitled letters, cyber letters, or holds on or termination of clinical trials;
●refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
●product seizure or detention, or refusal to permit the import or export of our product candidates;
●injunctions or the imposition of civil or criminal penalties, including imprisonment;
●FDA debarment, debarment from government contracts, and refusal of future orders under existing contracts, exclusion from federal healthcare programs, consent decrees, or corporate integrity agreements;
●regulatory authority issuance of safety alerts, Dear Healthcare Provider letters, press releases, or other communications containing warnings or other safety information about the biologic;
●reputational harm; or
●the product becoming less competitive.

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

In particular, if we are found to have impermissibly promoted any of our product candidates, we may become subject to significant liability and government fines. We, and any of our collaborators, must comply with requirements concerning advertising and promotion for any of our product candidates for which we or they obtain marketing approval. Promotional communications with respect to therapeutics are subject to a variety of legal and regulatory restrictions and continuing review by the FDA, Department of Justice, Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress, and the public. When the FDA or comparable foreign regulatory authorities issue regulatory approval for a product candidate, the regulatory approval is limited to those specific uses and indications for which a product is approved. If we are not able to obtain FDA approval for desired uses or indications for our products and product candidates, we may not market or promote our products for those indications and uses, referred to as off-label uses, and our business may be adversely affected. We further must be able to sufficiently substantiate any claims that we make for our products including claims comparing our products to other companies’ products and must abide by the FDA’s strict requirements regarding the content of promotion and advertising.

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

●a covered benefit under its health plan;
●safe, effective and medically necessary;
●appropriate for the specific patient;
●cost-effective; and
●neither experimental nor investigational.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

●the demand for our product candidates, if we obtain regulatory approval;
●our ability to set a price that we believe is fair for our products;
●our ability to generate revenue and achieve or maintain profitability;
●the level of taxes that we are required to pay; and
●the availability of capital.

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

In addition, there have been a number of other legislative and regulatory proposals aimed at changing the pharmaceutical industry. For instance, Congress recently introduced a number of bipartisan bills, including the CREATES Act that is intended to reduce prices and increase competitiveness in the pharmaceutical industry, and the FLAT Prices Act that would introduce a prohibition on “large scale drug price increases.” As a result of these and other new proposals, we may determine to change our current manner of operation, provide additional benefits, or change our contract arrangements, any of which could have a material adverse effect on our business, financial condition, and results of operations.

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

The issuance of a patent is not conclusive as to its validity or enforceability and it is uncertain how much protection, if any, will be given to the patents we have licensed from the NIH, Moffitt, or MDACC if any of these parties, or we, attempt to enforce the patents and/or if they are challenged in court or in other proceedings, such as oppositions, which may be brought in foreign jurisdictions to challenge the validity of a patent. A third party may challenge the validity or enforceability of a patent after its issuance by the Patent Office. It is possible that a competitor may successfully challenge our patents or that a challenge will result in limiting their coverage. Moreover, the cost of litigation to uphold the validity of patents and to prevent infringement can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use our patented invention without payment to us. Moreover, it is possible that competitors may infringe our patents or successfully avoid the patented technology through design innovation. To stop these activities, we may need to file a lawsuit. These lawsuits are expensive and would consume time and other resources, even if we were successful in stopping the violation of our patent rights. In addition, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of our patents were upheld, a court would refuse to stop the other party on the grounds that its activities are not covered by, that is, do not infringe, our patents.

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

Risks Related to Our Securities

Our existing directors and executive officers hold a substantial amount of our common stock and may be able to influence significant corporate decisions.*

As of June 30, 2019, our officers and directors beneficially owned approximately 9.4% of our outstanding common stock. These stockholders, if they act together, may be able to materially affect the outcome of matters presented to our stockholders, including the election of our directors and other corporate actions such as:

●	a merger with or into another company;
●	a sale of substantially all of our assets; and
●	amendments to our certificate of incorporation.

Additionally, the decisions of these stockholders may conflict with our interests or those of our other stockholders and the market price of our stock may be adversely affected by market volatility.

Our stock price may be volatile, and our stockholders' investment in our stock could decline in value.

The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including but not limited to:

●	announcements of the results of clinical trials by us, our collaborators, or our competitors, or negative developments with respect to similar products, including those being developed by our collaborators;
●	developments with respect to patents or proprietary rights;
●	announcements of technological innovations by us or our competitors;
●	announcements of new products or new contracts by us or our competitors;
●	actual or anticipated variations in our operating results due to the level of development expenses and other factors;
●	changes in financial estimates by securities analysts and whether our earnings meet or exceed such estimates;
●	conditions and trends in the pharmaceutical, biotechnology and other industries;
●	receipt, or lack of receipt, of funding in support of conducing our business;
●	regulatory developments within, and outside of, the United States;
●	litigation or arbitration;
●	general volatility in the financial markets;
●	general economic, political and market conditions and other factors; and
●	the occurrence of any of the risks described in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K filed with the SEC on February 28, 2019.

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

As of June 30, 2019, we had 123,820,508 shares of common stock outstanding. In addition, we had 15,203,345 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options and restricted stock units to purchase common stock based on vesting requirements and common stock issuable upon the conversion of preferred stock. The issuance and subsequent sale of the shares underlying these common stock equivalents could depress the trading price of our common stock. On June 10, 2019, our certificate of incorporation was amended to increase the number of authorized shares of our common stock, par value $0.000041666, from 150,000,000 shares to 300,000,000 shares, which was approved by our stockholders at our 2019 Annual Meeting of Stockholders held on June 10, 2019. However, no additional shares have been issued to date.

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

Item 2.Unregistered Sales of Securities and Use of Proceeds.

Nothing to report.

Item 3.	Defaults Upon Senior Securities.

Nothing to report.

Item 4.	Mine Safety Disclosures

Nothing to report.

Item 5.	Other Information.

On July 18, 2019, we announced that we hired Friedrich-Reinhard Graf Finckenstein, M.D., as our Chief Medical Officer. A copy of his employment agreement is filed with this Quarterly Report on Form 10-Q as Exhibit 10.1.

Item 6.Exhibits

EXHIBIT INDEX

Exhibit	Description
10.1	Executive Employment Agreement effective as of July 18, 2019, by and between Friedrich-Reinhard Graf Finck von Finckenstein, M.D.#
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith).
32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith).
101

The following financial information from the Quarterly Report on Form 10-Q of Iovance Biotherapeutics, Inc. for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of June 30, 2019 and 2018; (2) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018; (3) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2019 and 2018; (4) Condensed Consolidated Statements of Stockholders’ Equity as of June 30, 2019 and December 31, 2018; (5) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; and (6) Notes to Condensed Consolidated Financial Statements.

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

Iovance Biotherapeutics, Inc.

August 1, 2019	By:	/s/ Maria Fardis
Maria Fardis
Chief Executive Officer (Principal Executive Officer)

August 1, 2019	By:	/s/ Timothy E. Morris
Timothy E. Morris
Chief Financial Officer (Principal Financial Officer)