Form 10-Q
period 2019-09-30
IOVANCE BIOTHERAPEUTICS, INC.
filed 2019-11-04
CIK 1425205

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

At October 31, 2019, the issuer had 126,194,915 shares of common stock, par value $0.000041666 per share, outstanding.

IOVANCE BIOTHERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share information)

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$38,889	$82,152
Short-term investments	322,985	386,371
Prepaid expenses and other current assets	5,433	6,640
Total Current Assets	367,307	475,163

Operating lease right-of-use assets	13,738	—
Property and equipment, net	5,856	2,683
Restricted cash	5,450	—
Long-term assets	3,395	2,975
Total Assets	$395,746	$480,821

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$9,921	$2,739
Accrued expenses	16,322	11,659
Operating lease liabilities	8,370	—
Total Current Liabilities	34,613	14,398

Non-Current Liabilities
Operating lease liabilities	6,017	—
Other liabilities	53	230
Total Non-Current Liabilities	6,070	230
Total Liabilities	40,683	14,628

Commitments and contingencies (Notes 8 and 9)

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.001 par value; 17,000 shares designated, 194 shares issued and outstanding as of September 30, 2019 and December 31, 2018 (aggregate liquidation value of $194)	—	—
Series B Convertible Preferred Stock, $0.001 par value; 11,500,000 shares designated; 3,581,119 and 5,854,845 shares issued and outstanding as of September 30, 2019 and December 31, 2018 (aggregate liquidation value of $17,010 and $27,811 respectively)	4	6
Common stock, $0.000041666 par value; 300,000,000 and 150,000,000 shares authorized, 126,192,990 and 123,415,576 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	5	5
Additional paid-in capital	861,859	838,984
Accumulated other comprehensive income (loss)	239	(42)
Accumulated deficit	(507,044)	(372,760)
Total Stockholders’ Equity	355,063	466,193
Total Liabilities and Stockholders’ Equity	$395,746	$480,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited; in thousands, except per share information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues	$—	$—	$—	$—

Costs and expenses
Research and development expenses	41,582	27,947	111,785	72,410
General and administrative expenses	10,029	7,113	29,977	20,905
Total costs and expenses	51,611	35,060	141,762	93,315

Loss from operations	(51,611)	(35,060)	(141,762)	(93,315)
Other income
Interest income, net	2,124	1,230	7,774	2,310
Net Loss	$(49,487)	$(33,830)	$(133,988)	$(91,005)
Net Loss Per Common Share, Basic and Diluted	$(0.40)	$(0.36)	$(1.08)	$(1.01)

Weighted Average Common Shares Outstanding, Basic and Diluted	124,035	95,077	123,674	89,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net Loss	$(49,487)	$(33,830)	$(133,988)	$(91,005)
Other comprehensive loss:
Unrealized gain / (loss) on short-term investments	(133)	(117)	281	(120)
Comprehensive Loss	$(49,620)	$(33,947)	$(133,707)	$(91,125)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited; in thousands, except share information)

	Series A		Series B
	Convertible		Convertible				Additional	Accumulated other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance - December 31, 2018	194	$—	5,854,845	$6	123,415,576	$5	$838,984	$(42)	$(372,760)	$466,193
Adoption of ASU 2018-07						—	296		(296)	—
Stock-based compensation expense							18,870			18,870
Vesting of restricted shares issued for services					21,738	1	(1)			—
Tax payments related to shares withheld for vested restricted stock units							(193)			(193)
Common stock issued upon exercise of stock options					514,450	—	4,236			4,236
Common stock issued from preferred stock conversion			(2,273,726)	(2)	2,273,726	—	2	—
Unrealized gain on short-term investments								281		281
Cancellation of common shares from settlement of dispute					(32,500)	(1)	(335)			(336)
Net loss									(133,988)	(133,988)
Balance - September 30, 2019	194	$—	3,581,119	$4	126,192,990	$5	$861,859	$239	$(507,044)	$355,063

Balance - December 31, 2017	1,694	$—	7,378,241	$7	73,164,914	$3	$394,651	$—	$(249,180)	$145,481
Stock-based compensation expense							14,842			14,842
Vesting of restricted shares issued for services					22,041	—	—
Tax payments related to shares withheld for vested restricted stock awards							(181)			(181)
Common stock issued upon exercise of warrants					5,873,416	—	14,684			14,684
Common stock issued upon exercise of stock options					1,091,954	—	8,366			8,366
Common stock sold in public offering, net of offering costs					15,000,000	—	162,093			162,093
Conversion of convertible preferred stock into common stock	(1,500)		(1,523,396)	(1)	2,273,396	1	—			—
Unrealized loss on short-term investments								(120)		(120)
Net loss									(91,005)	(91,005)
Balance - September 30, 2018	194	$—	5,854,845	$6	97,425,721	$4	$594,455	$(120)	$(340,185)	$254,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited; in thousands, except share information)

	Series A		Series B
	Convertible		Convertible				Additional	Accumulated other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance - June 30, 2019	194	$—	5,854,845	$6	123,820,508	$5	$854,596	$372	$(457,557)	$397,422
Stock-based compensation expense							6,598			6,598
Vesting of restricted shares issued for services					7,206	—				—
Tax payments related to shares withheld for vested restricted stock units							(99)			(99)
Common stock issued upon exercise of stock options					91,550	—	762			762
Common stock issued from preferred stock conversion			(2,273,726)	(2)	2,273,726	—	2	—		—
Unrealized loss on short-term investments								(133)		(133)
Net loss									(49,487)	(49,487)
Balance - September 30, 2019	194	$—	3,581,119	$4	126,192,990	5	$861,859	$239	$(507,044)	$355,063

Balance - June 30, 2018	194	$—	6,127,692	$6	92,741,672	$4	$576,917	$(3)	$(306,355)	$270,569
Stock-based compensation expense							5,516			5,516
Vesting of restricted shares issued for services					7,495					—
Tax payments related to shares withheld for vested restricted stock awards							(59)			(59)
Common stock issued upon exercise of warrants					4,216,906	—	10,543			10,543
Common stock issued upon exercise of stock options					186,801	—	1,537			1,537
Common stock issued from preferred stock conversion			(272,847)	—	272,847	—	1			1
Unrealized loss on short-term investments								(117)		(117)
Net loss									(33,830)	(33,830)
Balance - September 30, 2018	194	$—	5,854,845	$6	97,425,721	$4	$594,455	$(120)	$(340,185)	$254,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(133,988)	$(91,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	875	704
Noncash lease expense	4,965	—
Loss on disposal of assets	—	9
Gain on settlement of dispute	(336)	—
Accretion of discounts on investments	(3,035)	(388)
Stock-based compensation expense	18,870	14,842
Changes in assets and liabilities:
Prepaid expenses, other assets, and long-term assets	785	(644)
Operating lease liabilities (Right-of-use assets)	(4,314)	—
Accounts payable	6,625	4,782
Accrued expenses and other liabilities	4,486	2,000
Net cash used in operating activities	(105,067)	(69,700)

Cash Flows from Investing Activities
Maturities of short-term investments	420,580	—
Purchase of short-term investments	(353,878)	(178,994)
Purchase of property and equipment	(3,491)	(903)
Net cash provided by (used in) investing activities	63,211	(179,897)

Cash Flows from Financing Activities
Tax payments related to shares withheld for vested restricted stock awards	(193)	(181)
Proceeds from the issuance of common stock upon exercise of warrants	—	14,684
Proceeds from the issuance of common stock upon exercise of options	4,236	8,366
Proceeds from the issuance of common stock, net	—	162,093
Net cash provided by financing activities	4,043	184,962
Net decrease in cash, cash equivalents, and restricted cash	(37,813)	(64,635)
Cash, Cash Equivalents, and Restricted Cash Beginning of Period	82,152	145,373
Cash, Cash Equivalents, and Restricted Cash End of Period	$44,339	$80,738

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain (loss) on short-term investments	$281	$(120)
Acquisitions of property and equipment included in accounts payable	(557)	—
Conversion of convertible preferred stock to common stock	2	1

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

Basis of Presentation of Unaudited Condensed Consolidated Financial Information

The unaudited condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2018 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2019. These financial statements should be read in conjunction with that report.

Liquidity

The Company is currently engaged in the development of therapeutics to treat cancer, specifically solid tumors. The Company currently does not have any commercial products and has not yet generated any revenues from its business. The Company currently does not anticipate that it will generate any revenues from the sale or licensing of any of its product candidates during the 12 months from the date these financial statements are issued. The Company has incurred a net loss of $134.0 million for the nine months ended September 30, 2019 and used $105.1 million of cash in its operating activities during the nine months ended September 30, 2019. As of September 30, 2019, the Company had $361.9 million in cash, cash equivalents and short-term investments ($38.9 million of cash and cash equivalents and $323.0 million in short-term investments) and $5.5 million in restricted cash.

The Company expects to further increase its research and development activities and begin to prepare for commercialization, which will increase the amount of cash used during 2019 and beyond. Specifically, the Company expects continued spending on its current and planned clinical trials, continued construction of a manufacturing facility, higher payroll expenses as the Company increases its professional, scientific and commercial and medical affairs staff, increased research and development activities, initiation of pre-commercial activities and activities in anticipation of filing Biologics License Applications. However, the extent and the timing of these expenditures are under the control of the Company. Based on the funds the Company has available as of the date these financial statements are issued, the Company believes that it has sufficient capital to fund its anticipated operating expenses for at least the next twelve months from the date these financial statements are issued.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents, Restricted Cash, and Short-term Investments

The Company’s cash and cash equivalents include short-term investments with original maturities of three months or less when purchased. The Company's short-term investments are classified as “available-for-sale”. The Company includes these investments in current assets and carries them at fair value. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive loss. The cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income, net in the consolidated statements operations. Gains and losses on securities sold are recorded based on the specific identification method and are included in net interest income in the consolidated statement of operations. The Company has not incurred any realized gains or losses from sales of securities to date. The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on maturities and concentration by type and issuer.

The Company maintains a certain minimum balance, currently $5.5 million in a segregated bank account in connection with a letter of credit for the benefit of the landlord for its commercial manufacturing facility used as a security deposit for the lease (See Note 9 - Leases). This amount is classified as Restricted Cash on the Balance Sheet. The letter of credit will expire on May 28, 2020, however, it will be automatically extended, without written agreement, for one-year periods to May 28 in each succeeding calendar year, through at least 60 days after the lease expiration rate. Further, on the expiration of the seventh year of the lease, and each anniversary date thereafter, the letter of credit may be decreased by $1,000,000, with a minimum security deposit of $1,450,000 maintained through the end of the lease term. As of September 30, 2019, restricted cash consisted of $5.5 million and this amount has been classified as a non-current asset on the Company’s consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash, reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	September 30,	September 30,
	2019	2018
Cash	$38,889	$80,738
Restricted cash (included in non-current assets on the consolidated balance sheets)	5,450	—
Total cash, cash equivalents and restricted cash	$44,339	$80,738

Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

Diluted net loss per share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding and potentially dilutive common stock equivalent shares outstanding during the period. The Company’s potentially dilutive common stock equivalent shares, which include incremental common shares issuable upon (i) the exercise of outstanding stock options and warrants (ii) vesting of restricted stock units and restricted stock awards, and (iii) conversion of preferred stock, are only included in the calculation of diluted net loss per share when their effect is dilutive.

At September 30, 2019 and 2018, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	September 30,
	2019	2018
Stock options	9,494,722	6,912,932
Warrants	-	427,800
Series A Convertible Preferred Stock*	97,000	97,000
Series B Convertible Preferred Stock*	3,581,119	5,854,845
Restricted stock units	34,371	80,200
	13,207,212	13,372,777

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

Level 1 – These are investments where values are based on unadjusted quoted prices for identical assets in an active market that the Company has the ability to access.

Level 2 – These are investments where values are based on quoted market prices in markets that are not active or model derived valuations in which all significant inputs are observable in active markets.

The Company does not have fair valued assets classified under Level 2 as of September 30, 2019 and December 31, 2018.

Level 3 – These are financial instruments where values are derived from techniques in which one or more significant inputs are unobservable.

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, and accounts payable, all of which are reported at their respective fair value on its consolidated balance sheets.

The Company does not have fair valued assets classified under Level 3 as of September 30, 2019 and December 31, 2018.

As of September 30, 2019 and December 31, 2018, financial assets measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of September 30, 2019
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$229,423	$—	$—	$229,423
U.S. government agency securities	93,562	—	—	93,562
Total	$322,985	$—	$—	$322,985

	Assets at Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$265,393	$—	$—	$265,393
U.S. government agency securities	120,978	—	—	120,978
Total	$386,371	$—	$—	$386,371

Use of Estimates

The preparation of financial statements in conformity with “GAAP” requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include valuation of short-term investments, accounting for potential liabilities, the valuation allowance associated with the Company’s deferred tax assets, the assumptions made in valuing stock instruments issued for services and used in measuring operating lease right-of-use assets and operating lease liabilities.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Iovance Biotherapeutics, Inc. and its wholly-owned subsidiary, Iovance Biotherapeutics GmbH. All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all the Company's consolidated operations.

Leases

The Company determines if an arrangement includes a lease at inception. Operating leases are included in its condensed consolidated balance sheet as Operating lease right-of-use assets and Operating lease liabilities as of September 30, 2019. Operating lease right-of-use assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses an estimated incremental borrowing rate that is applicable to the Company based on the information available at the later of the lease commencement date or the date of adoption of Accounting Standard Update (ASU) No. 2016-02 and ASU No. 2018-10, Leases (together “Topic 842”). The operating lease right-of-use assets also include any lease payments made less lease incentives. The Company’s leases may include options to extend or terminate the lease, which is considered in the lease term when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term. The Company has elected not to apply the recognition requirements of Topic 842 for short-term leases.

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

Total stock-based compensation expense related to all of the Company’s stock-based awards was recorded on the statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development	$3,346	$2,255	$8,767	$6,636
General and administrative	3,252	3,261	10,103	8,206
Total stock-based compensation expense	$6,598	$5,516	$18,870	$14,842

Total stock-based compensation expense broken down based on each individual instrument were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock option expense	$6,530	$5,448	$18,668	$14,640
Restricted stock unit expense	68	68	202	202
Total stock-based compensation expense	$6,598	$5,516	$18,870	$14,842

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

Recent Accounting Pronouncements

Leases

On January 1, 2019, the Company adopted Topic 842, which establishes a new lease accounting method for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The Company elected the package of practical expedients requiring no reassessment of whether any expired or existing contracts are or contain leases, the lease classification of any expired or existing leases, or initial direct costs for any existing leases. The standard had a material impact on its consolidated balance sheets by recognizing Operating lease right-of-use assets and Operating lease liabilities for operating leases but did not have an impact on our consolidated statement of operations or cash flows. The adoption of Topic 842 resulted in recognition of Operating lease right-of-use assets of $10.4 million, $4.9 million of Operating lease liabilities – current, and $5.8 million of Operating lease liabilities – noncurrent as of January 1, 2019, the date of adoption.

Improvements to Nonemployee Share-Based Payment Accounting

On January 1, 2019, the Company adopted Topic 718, which eliminates the separate accounting method for nonemployee share-based payment awards and requires companies to account for share-based payment transactions with nonemployees in the same manner as share-based payment transactions with employees. Under the new guidance, nonemployee share-based payment transactions are measured at the grant-date fair value and are no longer remeasured at the then-current fair values at each reporting date until the share options have vested. The guidance requires a modified-retrospective approach in transition. The Company compared the cumulative amounts that were recorded for its nonemployee share-based payments through December 31, 2018 immediately preceding the date of adoption to the cumulative amounts that should be recognized at the adoption date and recognized a cumulative effect of the transition adjustment of $0.3 million to retained earnings as of the date of adoption, January 1, 2019.

Presentation of Stockholders’ Equity

In August 2018, the Security Exchange Commission (SEC) adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The Company has included its presentation of changes in stockholders’ equity in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019 and 2018.

Fair Value Measurements Disclosure

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates disclosure requirement regarding transfers between level 1 and level 2 of the fair value of hierarchy, however, adds disclosure requirements on the range and weighted average used to develop significant unobservable inputs for level 3 fair value measurements. The Company adopted the guidance on January 1, 2019, however, there was no adjustment required to its disclosures as it did not have fair value assets classified under level 2 or 3 as of September 30, 2019 and December 31, 2018.

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

NOTE 3. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents and short-term investments consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Cash equivalents - Money market funds	$28,186	$25,968
Cash equivalents - U.S government securities	7,501	—
Cash equivalents total	$35,687	$25,968

Cash equivalents in the tables above exclude cash demand deposits of $3.2 million and $56.2 million as of September 30, 2019 and December 31, 2018, respectively.

	September 30,	December 31,
Short-term Investments	2019	2018
U.S. treasury securities	$229,423	$265,393
U.S. government agency securities	93,562	120,978
Short-term investments total	$322,985	$386,371

The cost and fair value of cash equivalents and short-term investments at September 30, 2019 and December 31, 2018 were as follows (in thousands):

			Gross	Gross
			Unrealized	Unrealized
As of September 30, 2019	Cost	Accretion	Gains	Losses	Fair Value

U.S. treasury securities	$228,720	$530	$196	$(23)	$229,423
U.S. government agency securities	93,020	476	72	(6)	93,562
Total	$321,740	$1,006	$268	$(29)	$322,985

			Gross	Gross
			Unrealized	Unrealized
As of December 31, 2018	Cost	Accretion	Gains	Losses	Fair Value

U.S. treasury securities	$264,619	$813	$19	$(58)	$265,393
U.S. government agency securities	120,653	328	21	(1)	121,001
Total	$385,272	$1,141	$40	$(59)	$386,394

Unrealized gains and losses are included in accumulated other comprehensive loss. All short-term investments held by the Company as of September 30, 2019 and December 31, 2018 have a maturity of less than one year.

NOTE 4. BALANCE SHEET COMPONENTS

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued payroll and employee related expenses	$5,220	$4,113
Legal and related services	1,395	825
Clinical related	5,821	3,424
Manufacturing related	2,365	2,684
Accrued other	1,521	489
Deferred rent - current	—	124
	$16,322	$11,659

NOTE 5. STOCKHOLDERS’ EQUITY

Public Offerings and Common Stock

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

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock. At September 30, 2019, 17,000 shares were designated as Series A Convertible Preferred Stock (“Series A Convertible Preferred Stock”) and 11,500,000 shares were designated as Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock”).

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

No Shares of Series A Convertible Preferred Stock were converted during the nine months ended September 30, 2019. A total of 1,500 shares of Series A Convertible Preferred Stock were converted into 750,000 shares of common stock during the nine months ended September 30, 2018. At September 30, 2019 and 2018, 194 shares of Series A Convertible Preferred Stock (that are convertible into 97,000 shares of common stock) remained outstanding.

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

A total of 2,273,276 shares of Series B Convertible Preferred Stock were converted into 2,273,276 during the nine months ended September 30, 2019. A total of 1,523,396 shares of Series B Convertible Preferred Stock were converted into 1,523,396 shares of common stock during the nine months ended September 30, 2018. At September 30, 2019 and 2018, 3,581,119 and 5,854,845 shares of Series B Preferred Stock (that are convertible into 3,581,119 and 5,854,845 shares of common stock) remained outstanding, respectively.

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

NOTE 6. STOCK BASED COMPENSATION

Stock Plans

On October 14, 2011, the Company adopted the 2011 Equity Incentive Plan (the “2011 Plan”). Employees, directors, consultants and advisors of the Company are eligible to participate in the 2011 Plan. The 2011 Plan initially had 180,000 shares of common stock reserved for issuance in the form of incentive stock options, non-qualified options, common stock, and grant appreciation rights. The 2011 Plan was not approved by the Company’s stockholders within the required one-year period following its adoption and, accordingly, no incentive stock options can be granted under the 2011 plan, but non-qualified options, common stock and stock appreciation rights can still be granted. In August 2013, the Company’s Board of Directors and a majority of the Company’s stockholders approved an amendment to increase the number of shares available under the 2011 Plan from 180,000 shares to 1,700,000 shares, and an amendment to increase the number of options or other awards that can be granted to any one person during a twelve (12) month period from 50,000 shares to 300,000 shares. The foregoing amendment to the 2011 Plan became effective in September 2013. On August 20, 2014, the Company’s Board of Directors amended the 2011 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2011 Plan from 1,700,000 to 1,900,000 shares, effective immediately. As of September 30, 2019, 151,240 shares were available for future grant under the 2011 Plan.

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

On August 16, 2016, the Company’s stockholders approved an increase in the total number of shares that can be issued under the 2014 Plan to 9,000,000 shares of the Company’s common stock. As of September 30, 2019, 40,324 shares were available for grant under the Company’s 2014 Plan.

On April 22, 2018, the Board of Directors adopted the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan was approved by the Company’s stockholders at the Annual Meeting of Stockholders held in June 2018. The 2018 Plan as approved by the stockholders authorized the issuance up to an aggregate of 6,000,000 shares of common stock reserved for issuance in the form of incentive (qualified) stock options, non-qualified options, common stock, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards or any combination of the foregoing. As of September 30, 2019, 3,644,600 shares were available for grant under the 2018 Plan.

Restricted Stock Units

On June 1, 2016, the Company entered into a restricted stock unit agreement with the Company’s new Chief Executive Officer, Maria Fardis, Ph.D., pursuant to which the Company granted Dr. Fardis 550,000 non-transferrable restricted stock units at fair market value of $5.87 per share as an inducement for employment pursuant to Nasdaq Listing Rule 5635(c)(4). The 550,000 restricted stock units vest in installments as follows: (i) 137,500 restricted stock units vested upon the first anniversary of the effective date of Dr. Fardis’ employment agreement; (ii) 275,000 restricted stock units vest upon the satisfaction of certain clinical trial milestones; and (iii) 137,500 restricted stock units vest in equal monthly installments over the 36-month period following the first anniversary of the effective date of Dr. Fardis’ employment, provided that Dr. Fardis has been continuously employed with the Company as of such vesting dates. As of September 30, 2019, 34,371 restricted stock units remained unvested.

Stock-based compensation expense for restricted stock units are measured based on the closing fair market value of the Company’s common stock on the date of grant. The stock-based compensation expenses relating to restricted stock units were $0.07 million for the three months ended September 30, 2019 and 2018, and $0.2 million for the nine months ended September 30, 2019 and 2018 recorded as part of general and administrative expenses.

As of September 30, 2019, $0.2 million of total unrecognized compensation costs related to non-vested restricted stock units to be recognized over a weighted average period of 0.67 years.

Stock Options

A summary of the status of stock options at September 30, 2019, and the changes during the nine months then ended, is presented in the following table:

		Weighted	Weighted	Aggregate
	Number	Average	Average	Intrinsic
	of	Exercise	Remaining	Value (in
	Options	Price	Contract Life	thousands)
Outstanding at January 1, 2019	6,889,287	$10.25
Granted	3,656,800	13.79
Exercised	(514,450)	8.23
Expired/Forfeited	(536,915)	11.79
Outstanding at September 30, 2019	9,494,722	$11.64	8.26	66,345

Options exercisable at September 30, 2019	4,378,622	$9.54	7.20	$38,740

The Company recorded stock-based compensation expenses related to options of $6.5 million and $5.4 million for the three months ended September 30, 2019 and 2018, respectively, and $18.7 million and $14.6 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was $43.4 million of total unrecognized compensation expense related to the options to be recognized over a weighted average period of 2.05 years.

The weighted average grant date fair value for employee options granted under the Company’s stock option plans during the nine months ended September 30, 2019 and 2018 was $8.90 and $15.26 per option respectively.

The aggregate intrinsic value in the table above reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended September 30, 2019 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2019. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

The following table summarizes the assumptions relating to options granted pursuant to the Company’s equity incentive plans for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
Assumptions:	2019	2018
Expected term (years)	6.06 - 6.08	5.13 – 6.50
Expected volatility	70.78%- 71.62%	167.54% – 200.28%
Risk-free interest rate	1.87% - 2.59%	2.27% – 2.97%
Expected dividend yield	0%	0%

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

Pursuant to the terms of the CRADA, the Company is currently required to make quarterly payments of $0.5 million to the NCI for support of research activities. To the extent the Company licenses patent rights relating to a TIL-based product candidate, the Company will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, the Company may be required to supply certain test articles, including TIL, grown and processed under cGMP conditions, suitable for use in clinical trials, where the Company holds the investigational new drug application for such clinical trial. The extended CRADA has a five-year term expiring in August 2021. The Company or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. The Company recorded costs associated with the CRADA of $0.5 million and $0.5 million for the three months ended September 30, 2019 and 2018, and $1.5 million and $1.5 million for the nine months ended September 30, 2019 and 2018 as research and development expenses.

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

H. Lee Moffitt Cancer Center

Research Collaboration and Clinical Grant Agreements with Moffitt

In December 2016, the Company entered into a new three-year Sponsored Research Agreement with H. Lee Moffitt Cancer Center (“Moffitt”). At the same time, the Company entered into a clinical grant agreement with Moffitt to support an ongoing clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with metastatic melanoma. In June 2017, the Company entered into a second clinical grant agreement with Moffitt to support a new clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with non-small cell lung cancer, under which the Company obtained a non-exclusive, royalty-free license to any new Moffitt inventions made in the performance of the agreement. Under both clinical grant agreements with Moffit, the Company has non-exclusive rights to clinical data arising from the respective clinical trials. The Company recorded research and development costs of $0.2 million and $0.6 million for the three months ended September 30, 2019 and 2018, respectively, and $0.7 million and $2.2 million for the nine months ended September 30, 2019 and 2018, respectively, in connection with the research collaboration and clinical grant agreements with Moffitt.

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

Pursuant to the First Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million. A patent issuance fee will also be payable under the First Moffitt License, upon the issuance of the first U.S. patent covering the subject technology. In addition, the Company agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales (which percentage is in the low single digits) and sublicensing payments, as applicable, and annual minimum royalties beginning with the first sale of products based on the licensed technologies, which minimum royalties will be credited against the percentage royalty payments otherwise payable in that year. The Company will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the First Moffitt License related to the treatment of any cancers in the United States, Europe and Japan and in other countries designated by the Company in agreement with Moffitt. No expenses were recorded for the First Moffitt License for the three and nine months ended September 30, 2019 and 2018.

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

Pursuant to the Second Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million in 2018. An annual license maintenance fee will be also payable commencing on the first anniversary of the effective date. In addition, the Company agreed to pay an annual commercial use payment for each indication for which a first sale has occurred, which in the aggregate amounts to up to $0.4 million a year. The Company recorded $0.01 million and $0.02 million for the three and nine months ended September 30, 2019 as research and development expenses in connection with the Second Moffitt License.

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

The Company paid PolyBioCept a total of $2.5 million as an up-front exclusive license payment. No expense was recorded for the three and nine months ended September 30, 2019 and 2018 in connection with this agreement. The Company believes it does not owe additional amounts to PolyBioCept.

M.D. Anderson Cancer Center

Strategic Alliance Agreement

On April 17, 2017, the Company entered into a Strategic Alliance Agreement (the “SAA”) with M.D. Anderson Cancer Center (“MDACC”) under which the Company and MDACC agreed to conduct clinical and preclinical research studies. The Company agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA. In return, the Company acquired all rights to inventions resulting from the studies and has been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of MDACC reasonably necessary to exploit, including the commercialization thereof. The Company has also been granted certain rights in clinical data generated by MDACC outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt by the Company of all deliverables due from MDACC thereunder. In May 2017, the Company made a prepayment of $1.4 million under this agreement. The Company recorded $0.7 million and $0.1 million associated with the MDACC SAA for the three months ended September 30, 2019 and 2018, respectively, and $2.3 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively, as research and development expenses.

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

WuXi Apptech, Inc. (“WuXi”)

In November 2016, the Company entered into a three-year manufacturing and services agreement (“MSA”) with WuXi AppTech, Inc. (“Wuxi”) pursuant to which WuXi agreed to provide manufacturing and other services. Under the agreement, the Company entered into two statements of work for two cGMP manufacturing suites to be established and operated by WuXi for the Company, two of the suites are expected to be capable of being used for the commercial manufacture of our products. The statements of work for each facility include a fixed component to reserve a dedicated suite and a variable component, mainly labor and materials used during the manufacturing process. The fee payable under the first statement of work for the use of one of the manufacturing suites during the first year of the agreement, including the fees for the necessary personnel, was $2.5 million. The second statement of work, under which WuXi agreed to establish and operate a second, dedicated suite for a late stage/commercial manufacturing cGMP suite requires the Company to pay approximately $5.9 million during the first year of the agreement. The terms of the related statements of work for the first and second dedicated manufacturing suites currently extend to May 2020 and June 2021, respectively. The Company recorded costs associated with agreements with WuXi of $9.2 million and $4.5 million for three months ended September 30, 2019 and 2018 respectively, and $20 million and $10.6 million for the nine months ended September 30, 2019 and 2018, respectively, as research and development expenses.

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

Solomon Capital, LLC. On April 8, 2016, a lawsuit (the “First Solomon Suit”) titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Lion Biotechnologies, Inc. was filed by Solomon Capital, LLC, Solomon Capital 401(k) Trust, Solomon Sharbat and Shelhav Raff (the “Solomon Plaintiffs”), against the Company in the Supreme Court of the State of New York, County of New York (index no. 651881/2016). The Solomon Plaintiffs allege that, between June and November 2012 they provided to the Company $0.1 million and that they advanced and paid on behalf of the Company an additional $0.2 million. The complaint further alleges that the Company agreed to (i) provide them with promissory notes totaling $0.2 million, plus interest, (ii) issue a total of 111,425 shares to the plaintiffs (before the 1-for-100 reverse split of our common stock effected in March 2013), and (iii) allow the plaintiffs to convert the foregoing funds into our securities in the next transaction. The Solomon Plaintiffs allege that they should have been able to convert their advances and payments into shares of our common stock in the restructuring that was affected in May 2013. Based on the foregoing, the Solomon Plaintiffs allege causes for breach of contract and unjust enrichment and demand judgment against the Company in an unspecified amount exceeding $1.5 million, plus interest and attorneys’ fees. On June 3, 2016, the Company filed an answer and counterclaims in the lawsuit. In its counterclaims, the Company alleges that the Solomon Plaintiffs misrepresented their qualifications to assist the Company in fundraising and that they failed to disclose that they were under investigation for securities laws violations. The Company is seeking damages in an amount exceeding $0.5 million and an order rescinding any and all agreements that the plaintiffs contend entitled them to obtain stock in the Company. On April 19, 2017, the court granted the Solomon Plaintiffs’ counsel’s motion to withdraw from the case. On May 25, 2017, Solomon Plaintiffs filed a notice that they had hired new counsel. On June 7, 2017, the judge presiding over the case recused herself because of a conflict of interest arising from her relationship with the Solomon Plaintiffs’ new attorneys and the case was subsequently assigned to a new judge. On April 20, 2018, the court held a hearing regarding the Solomon Plaintiffs’ motion to dismiss the Company’s amended counterclaims and affirmative defense for fraudulent inducement. On August 15, 2018, the court entered an order granting the Solomon Plaintiffs’ motion and dismissed the Company’s amended counterclaims and eleventh affirmative defense for fraudulent inducement without leave to amend. On September 14, 2018, the Company filed a notice of appeal related to this order, and on November 5, 2018, the Company filed its memorandum of law in support of its appeal of the order dismissing the Company’s amended counterclaims and affirmative defense for fraudulent inducement. On January 2, 2019, the Solomon Plaintiffs filed their memorandum of law in opposition to the appeal. On January 18, 2019, the Company filed its reply brief in support of its appeal of the order dismissing its amended counterclaims and affirmative defense for fraudulent inducement. On April 4, 2019, the appellate court ordered that the Company’s amended counterclaims and its affirmative defense for fraudulent inducement be reinstated.

On September 27, 2019, the Solomon Plaintiffs filed a new lawsuit (through new legal counsel) (the “Second Solomon Suit”), titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Iovance Biotherapeutics, Inc., f/k/a/ Lion Biotechnologies Inc. f/k/a/ Genesis Biopharma Inc., and Manish Singh in the Supreme Court of the State of New York, County of New York (index no. 655667/2019). The Solomon Plaintiffs allege new claims in the Second Solomon Suit based principally on the allegation that they were entitled to fees for introducing investors to the Company. Based on the current stage of the litigation, it is not possible to estimate the amount or range of (i) a possible loss that might result from an adverse judgment or settlement of this action, or (ii) the potential recovery that might result from a favorable judgment or a settlement of this action.

The Company intends to vigorously defend these complaints and pursue its counterclaims, as applicable.

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

New York Lease

The Company leased office space in New York for a monthly rental of approximately $18,000 a month from January 2017 through July 2017. On June 5, 2017, the Company entered into an agreement whereby the Company will lease office space from August 1, 2017 to July 31, 2018, for approximately $9,000 a month. On April 20, 2018, the Company entered into an agreement to extend the lease term to January 31, 2019 for approximately $7,000 a month. On November 2, 2018, the Company entered into an agreement to extend the lease term to July 31, 2019 for approximately $4,000 a month. On May 1, 2019, the Company entered into an agreement to extend the lease term to January 31, 2020 for approximately $4,000 a month. On October 24, 2019, the Company entered into an agreement to extend the lease term to April 30, 2020 for approximately $4,000 a month.

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

The balance sheet classification of the Company’s right-of-use asset and lease liabilities was as follows:

September 30, 2019

Operating lease right-of-use assets	$13,738
Operating lease liabilities
Current portion included in current liabilities	8,370
Long-term portion included in non-current liabilities	6,017
Total operating lease liabilities	$14,387

The components of lease expenses, which were included in Total expenses in the Company’s consolidated statement of operations, were as follows:

	For the Three Months	For the Nine Months
	Ended	Ended
	September 30, 2019	September 30, 2019

Operating lease cost	$2,214	$5,489
Variable lease cost	1,967	3,908
Short-term lease cost	14	51
Total lease cost	$4,195	$9,448

Variable lease cost is determined based on performance or usage in accordance with the contractual agreements, and not based on an index or rate.

Cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2019 was $2.5 million and $5.9 million, respectively, and were included in Net cash used by operating activities in its consolidated statement of cash flows. Upon the adoption of Topic 842 on January 1, 2019, the Company increased noncash balances of operating lease right-of-use assets and operating lease liabilities by $10.4 million and $10.7 million, respectively. The Company additionally increased noncash balance of operating lease right-of-use assets by $4.5 million and operating lease liability by $5.0 million for the three months ended September 30, 2019, and operating lease right-of-use assets by $8.8 million and operating lease liability by $9.3 million for the nine months ended September 30, 2019 as a result of lease modifications and additional lease agreements entered by the Company.

As of September 30, 2019, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

		CMO
	Facility	embedded
	leases	leases	Total
Remainder of 2019	$353	$2,110	$2,463
2020	1,830	6,691	8,521
2021	714	2,685	3,399
2022	81	191	272
2023	—	—	—
Thereafter	—	—	—
Total lease payments	$2,978	$11,677	$14,655
Less: Present value adjustment	(194)	(74)	(268)
Operating lease liabilities	$2,784	$11,603	$14,387

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of Topic 842 or the date of lease modifications. As of September 30, 2019, the weighted average remaining lease term is 1.74 years and the weighted average discount rate used to determine the operating lease liabilities was 7.9%. As of September 30, 2019, we have a finance lease for the commercial manufacturing facility that has not yet commenced. This finance lease will commence in 2020 with a lease term of 20 years.

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

NOTE 10. RELATED PARTY TRANSACTIONS

A former member of the Company’s Board of Directors was an attorney at a law firm, TroyGould PC, that rendered legal services to the Company during the period of his directorship until June 6, 2018, but did not provide legal services to the Company himself during that period. The Company paid TroyGould PC $0.1 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $0.3 million and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively.

On September 14, 2017, the Company entered into a three-year consulting agreement with Iain Dukes, D. Phil, the Chairman of the Board of Directors. As compensation for his consulting services, the Company granted Dr. Dukes a stock option to purchase up to 150,000 shares of the Company’s common stock, at an exercise price of $7.30 per share. Under the consulting agreement, Dr. Dukes agreed to provide the Company with services regarding business development opportunities, licensing transactions and technology acquisitions by the Company, and any such strategic initiatives appropriate for the Company that Dr. Dukes may identify. The granted stock options vest in 12 quarterly installments (with 1/12th of the option shares having vested on the date of grant). The vesting of the granted stock options will accelerate, and the entire award will become fully vested upon the closing of a significant licensing transaction, a material product acquisition, a material strategic transaction, or upon a change of control transaction. The Company recognized $0.1 million and $0.4 million in stock-based compensation expense related to this consulting agreement during the three months ended September 30, 2019 and 2018, respectively and $0.3 million and $1.0 million for the months ended September 30, 2019 and 2018, respectively. In addition, in connection with the adoption of ASC 2018-07, the Company recognized $0.3 million to retained earnings as of January 1, 2019.

NOTE 11. SUBSEQUENT EVENTS

On October 24, 2019, the Company entered into an agreement to extend the lease term for the office space in New York to April 30, 2020 for approximately $4,000 a month. See Note 9 for details.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The management’s discussion and analysis of financial condition as of September 30, 2019 and results of operations for the three and nine months ended September 30, 2019, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission, or SEC, on February 28, 2019. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Business” section of our Annual Report on Form 10-K and elsewhere in this and other reports we file with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Iovance,” “we,” “us” and “our” refer to Iovance Biotherapeutics, Inc. and our subsidiaries.

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of cell therapies as novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to eradicate cancer cells. Tumor infiltrating lymphocyte, or TIL, therapy is a platform technology that has been licensed from National Cancer Institute (NCI) primarily based on data in metastatic melanoma and metastatic and advanced cervical cancer. We have optimized the manufacturing process for TIL to a shorter process known as Gen 2, which yields a cryopreserved TIL product. This proprietary and scalable manufacturing method is being further investigated in multiple indications. Our lead product candidates include lifileucel for metastatic melanoma and LN-145 for advanced cervical cancer. Both product candidates are autologous adoptive cell therapies utilizing TIL. In addition to metastatic melanoma and advanced cervical cancer, we are investigating the effectiveness and safety of TIL therapy for the treatment of squamous cell carcinoma of the head and neck and metastatic non-small cell lung cancer through our sponsored trials, as well as other oncology indications through collaborations.

We are conducting an on-going Phase 2 clinical trial, C-144-01, of our lead product candidate, lifileucel, for the treatment of metastatic melanoma. This multicenter pivotal trial is enrolling patients with melanoma whose disease has progressed following treatment with at least one systemic therapy, including a PD-1 inhibitor and if BRAF mutated, a BRAF inhibitor, or a combination of BRAF and MEK inhibitors (National Clinical Trial identification number NCT02360579). Cohort 4 of the C-144-01 clinical trial is a single-arm cohort intended to be used for the registration of lifileucel. The C-144-01 trial uses our proprietary Generation 2, or Gen 2, manufacturing process. We completed and closed enrollment of patients into Cohort 2 of the C-144-01 trial in 2018. We announced that the first patient was dosed in Cohort 4 of this trial in March 2019. Cohort 4 is being enrolled with a prospective definition of objective response rate, or ORR, read out by an Independent Review Committee, or IRC, as the primary endpoint based on our interpretation of discussions with the U.S. Food and Drug Administration, or FDA. FDA also acknowledged the potential acceptability of single-arm data from Cohort 4 for registration. In October 2018, we announced that lifileucel had received a Regenerative Medicine Advanced Therapy, or RMAT, designation from the FDA. Updated results from Cohort 2 of the C-144-01 clinical trial were reported at the American Society of Clinical Oncology, or ASCO, annual meeting on June 1, 2019. In 66 patients with metastatic melanoma, treatment with lifileucel resulted in an ORR of 38%, with 2 complete responses and 23 partial responses. The disease control rate, or DCR, was 80%. Patients were heavily pretreated and had a mean of 3.3 prior therapies. The median duration of response, or DOR, had not been reached. The median follow-up was 8.8 months. The adverse event profile was generally consistent with the underlying advanced disease and the profile of the lymphodepletion and IL-2 regimens.

In addition to our ongoing trial in metastatic melanoma, we are conducting clinical trials of LN-145, TIL therapy in cervical, head and neck cancers, and other cancers. C-145-04 is an ongoing Phase 2, multicenter pivotal trial that will assess the safety and efficacy of LN-145 for the treatment of patients with recurrent, metastatic or persistent cervical cancer (NCT03108495). In February 2019, LN-145 received Fast Track designation from the FDA for development in the treatment of cervical cancer with disease progression on or after chemotherapy. In March 2019, the protocol for this trial was amended to increase the sample size to 59 and to modify the primary endpoint of ORR to be determined by BIRC. In May 2019, LN-145 received Breakthrough Therapy designation, or BTD, from the FDA for the development in the treatment of cervical cancer. Updated results from the C-145-04 clinical trial were reported at the ASCO annual meeting on June 1, 2019. In 27 patients with advanced cervical cancer, treatment with LN-145 resulted in an ORR of 44%. In the study there were 3 complete responses and 9 partial responses. The DCR was 85%. Patients were heavily pretreated and had a mean of 2.4 prior therapies. The DOR had not been reached. The median follow-up was 7.4 months. The adverse event profile was generally consistent with the underlying advanced disease and the profile of the lymphodepletion and IL-2 regimens. Based on an End of Phase 2 meeting held with the FDA in June 2019, the FDA has acknowledged that results from the C-145-04 clinical trial may be sufficient to support registration in the treatment of patients with advanced cervical cancer. In accordance with the FDA’s recommendations, a new version of the protocol, which further defines the patient population, was provided to the FDA. We plan to include in the biologics license application, or BLA, patients who have progressed following initial systemic therapy for recurrent or metastatic disease, which constitutes almost all of the more advanced patients enrolled to date. In November 2019, we announced that we had added additional cohorts to the C-145-04 trial. Enrollment in these additional cohorts will not impact the timing of the completion of the pivotal cohort nor the size of the registrational program. In order to position LN-145 for potential future use in broader lines of therapy in cervical cancer, we have amended the C-145-04 trial to collect additional data on early-line patients as well as late-line patients. These additional cohorts also allow access to TIL therapy when the pivotal Cohort 1 is completed and also may support a request from FDA to provide expanded access to LN-145. After this amendment, the C-145-04 trial will consist of the following cohorts of cervical cancer patients:

●	Cohort 1 is a pivotal cohort for LN-145 and is anticipated to enroll 75 patients by the end of the first quarter of 2020;

●	Cohort 2 will enroll patients for treatment with LN-145 who have progressed following treatment with pembrolizumab;

●	Cohort 3 will enroll patients who have not received any therapies other than prior chemoradiation or surgery for loco-regional disease for treatment with LN-145 in combination with pembrolizumab;

●	Cohort 4 is intended to hold patients who have been previously enrolled but are not considered within the registrational population, including patients dosed with product produced by our first generation, or Gen 1, TIL manufacturing process; and

●	Cohort 5 will enroll patients for retreatment with LN-145 for patients from Cohort 1 or 2 who have progressed.

As a result of these changes, we have also expanded the sample size of the C-145-04 clinical trial to include approximately 138 patients from the appropriate patient populations across these five cohorts.

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

We are also investigating the potential of our TIL therapies in earlier lines of treatment and in combination with pembrolizumab. IOV-COM-202 is a Phase 2, multicenter trial that is composed of four cohorts to enroll up to a total of 48 patients (NCT03645928). In Cohort 1A, we are enrolling advanced unresectable or metastatic melanoma patients who have not received prior immunotherapy, including checkpoint inhibitors such as anti-PD-1/anti-PD-L1 therapy. The patients receive lifileucel in combination with pembrolizumab. In Cohort 2A, we are enrolling advanced head and neck squamous cell carcinoma patients who are also naïve to prior immunotherapy including anti-PD-1/anti-PD-L1 therapy. The patients will receive LN-145 in combination with pembrolizumab. We recently opened Cohort 3A to enroll non-small cell lung cancer patients who are also naïve to prior immunotherapy including anti-PD-1/anti-PD-L1 therapy. The patients in Cohort 3A will receive LN-145 in combination with pembrolizumab. In Cohort 3B, we are enrolling non-small cell lung cancer patients who have previously received systemic therapy which could include checkpoint inhibitors. The patients are receiving LN-145. In May 2019, we reported that the first patient was dosed in Cohort 1A, which represents the first instance of a patient naïve to checkpoint inhibitor treatment receiving our TIL therapy in combination with pembrolizumab. In addition to the U.S., the IOV-COM-202 trial has also received regulatory approval in Canada and in certain European countries.

In November 2019, we announced that our investigational new drug application, or IND, for our peripheral blood lymphocyte therapy, IOV-2001, was approved by the FDA and our sponsored clinical trial using this therapy, IOV-CLL-01, was cleared to proceed. IOV-2001 is a non-genetically modified, polyclonal T cell product that is manufactured using a nine-day process from 50 mL of patient's blood. IOV-CLL-01 is Phase 1/2 clinical trial evaluating the safety and efficacy of IOV-2001 in patients with relapsed or refractory chronic lymphocytic leukemia or small lymphocytic leukemia. The IOV-CLL-01 trial is expected to enroll up to approximately 70 patients.

We closed the IOV-LUN-201 clinical trial, investigating TIL therapy in non-small cell lung cancer, or NSCLC, in combination with anti-PD-L1 therapy, in April 2019, and instead opened Cohorts 3A and 3B of the IOV-COM-202 trial as described above, to adapt our clinical development plans to reflect advances in the treatment landscape for non-small cell lung cancer.

As part of our collaboration program with the MD Anderson Cancer Center, or MDACC, two Phase 2 trials were initiated in 2018. Both trials are sponsored by MDACC. The first trial, 2017-0672 (NCT03449108), is intended to allow for investigation of LN-145 manufactured by us using our manufacturing process to treat patients with soft tissue sarcoma, osteosarcoma and platinum resistant ovarian cancer. A second trial under the collaboration with MDACC is active as well (NCT03610490). This trial is treating patients with platinum resistant ovarian cancer and colorectal cancer. This trial uses TIL manufactured by MDACC using urelumab, a 4-1BB agonistic antibody, as part of the manufacturing process. The data obtained using this manufacturing process may not be representative of our data using our Gen 2 manufacturing process. We are also collaborating with Roswell Park Cancer Institute on a clinical trial using our LN-145 product for the treatment of patients with bladder cancer in combination with the anti-PD1 antibody pembrolizumab. This trial is now open for enrollment.

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

We currently own seven recently granted or allowed U.S. patents for compositions and methods of treatment in a broad range of cancers relating to our Gen 2 manufacturing process, including U.S. Patent Nos. 10,166,257, 10,130,659, 10,272,113, 10,363,273, 10,398,734 and 10,420,799. Our owned and licensed intellectual property portfolio also includes patent applications relating to TIL, marrow infiltrating, and peripheral blood lymphocyte therapies, methods of manufacturing, the use of costimulatory molecules in TIL therapy and manufacturing, stable and transient genetically-modified TIL therapies, and methods of treating patient subpopulations.

Results of Operations

Revenues

We have not yet generated any revenues since our formation. We currently do not anticipate that we will generate any revenues during 2019 from the sale or licensing of our products. Our ability to generate revenues in the future will depend on our ability to complete the development of our product candidates and to obtain regulatory approval for them.

Costs and expenses

Research and Development (in thousands)

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
	2019	2018	$	%	2019	2018	$	%
Research and development	$41,582	$27,947	13,635	49%	$111,785	$72,410	39,375	54%
Stock-based compensation expense included in research and development expense	3,346	2,255	1,091	48%	8,767	6,636	2,131	32%

Research and development expense for the three months ended September 30, 2019 increased by $13.6 million, or 49%, compared to the same period in 2018. The increase in research and development expenses was primarily attributable to (i) the costs to transfer the manufacturing process to a CMO for additional manufacturing capacity, (ii) an increase in total patients in our clinical studies which in turn results in higher study costs, and (iii) an increase in research and development headcount.

Research and development expense for the nine months ended September 30, 2019 increased by $39.4 million, or 54%, compared to the same period in 2018. The increase in research and development expenses was primarily attributable to (i) costs to transfer the manufacturing process to a CMO for additional manufacturing capacity (ii) higher costs for the purchase of drugs used in the clinical studies, specifically IL-2, (iii) an increase in total patients in our clinical studies which in turn results in higher study costs, and (iv) an increase in research and development headcount.

We expect that our research and development expenses may increase over the next several years as we continue to conduct our clinical trials for our products and if we increase our research and development efforts in other cancer indications. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates.

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

General and Administrative (in thousands)

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
	2019	2018	$	%	2019	2018	$	%
General and administrative	$10,029	$7,113	2,916	41%	$29,977	$20,905	9,072	43%
Stock-based compensation expense included in general and administrative	3,252	3,261	(9)	0%	10,103	8,206	1,897	23%

General and administrative expense for the three months ended September 30, 2019 increased by $2.9 million, or 41%, compared to the same period in 2018. The increase was primarily attributable to increases in (i) general and administrative headcount and higher stock-based compensation, (ii) legal expenses related to intellectual property, and (iii) market research costs as we prepare for commercialization.

General and administrative expense for the nine months ended September 30, 2019 increased by $9.1 million, or 43%, compared to the same period in 2018. The increase was primarily attributable to increases in (i) general and administrative headcount and higher stock-based compensation, (ii) legal expenses related to intellectual property, and (iii) market research costs.

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

Interest Income (in thousands)

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
	2019	2018	$ %		2019	2018	$ %
Net interest income	$2,124	$1,230	894	73%	$7,774	$2,310	5,464	237%

Interest income results from our interest-bearing cash and short term investment balances. Net interest income increased by $0.9 million and $5.5 million for the three and nine months ended September 30, 2019 compared to the same periods in 2018, respectively, due to the higher average cash and short-term investment balances as a result of the proceeds received from our equity financings in January 2018 and October 2018.

Net Loss

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
	2019	2018	$ %		2019	2018	$ %
Net loss	$49,487	$33,830	15,567	46%	$133,988	$91,005	42,983	47%

Net loss for the three and nine months ended September 30, 2019 increased by $15.6 million or 46%, and $43 million or 47%, compared to the same periods in 2018, respectively. The increase in our net loss was due to the continued expansion of our research and development activities, increased clinical trials and manufacturing activities, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we further invest in our research and development activities, including our clinical development, building our own manufacturing facility and certain pre-commercial activities.

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

As of September 30, 2019, we had outstanding 126,192,990 shares of our $0.000041666 par value common stock, 194 shares of our $0.001 par value Series A Convertible Preferred Stock, and 3,581,119 shares of our $0.001 par value Series B Convertible Preferred Stock. The outstanding shares of Series A Convertible Preferred Stock are currently convertible into 97,000 shares of our common stock, and the outstanding shares of Series B Convertible Preferred Stock are currently convertible into 3,581,119 shares of our common stock. The shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock do not have voting rights or accrue dividends.

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

On September 17, 2019, we filed a shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $400 million, which we refer to as the 2019 Shelf Registration Statement. The 2019 Shelf Registration Statement was declared effective on September 24, 2019. We have not yet sold any securities pursuant to the 2019 Shelf Registration Statement.

In the future, we may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. If any of the securities covered by the 2019 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of such offering at that time.

We are currently engaged in the development of therapeutics to fight cancer. We do not have any commercial products and have not yet generated any revenues from our biopharmaceutical business. We currently do not anticipate that we will generate any revenues during 2019 from the sale or licensing of any products. We have incurred a net loss of $134.0 million for the nine months ended September 30, 2019 and used $105.0 million of cash in our operating activities the same period ended September 30, 2019. As of September 30, 2019, we had $38.9 million of cash and cash equivalents, $323.0 million of short-term investments, $355.1 million of stockholders’ equity and had working capital of $332.7 million.

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

Off-Balance Sheet Arrangements

At September 30, 2019, we had no obligations that would require disclosure as off-balance sheet arrangements.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the nine months ended September 30, 2019 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Solomon Capital, LLC. On April 8, 2016, a lawsuit, or the First Solomon Lawsuit, titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Lion Biotechnologies, Inc. was filed by Solomon Capital, LLC, Solomon Capital 401(k) Trust, Solomon Sharbat and Shelhav Raff, which we refer to as the Solomon Plaintiffs, against us in the Supreme Court of the State of New York, County of New York (index no. 651881/2016). The Solomon Plaintiffs allege that, between June and November 2012 they provided to us $0.1 million and that they advanced and paid on our behalf an additional $0.2 million. The complaint further alleges that we agreed to (i) provide them with promissory notes totaling $0.2 million, plus interest, (ii) issue a total of 111,425 shares to the Solomon Plaintiffs (before the 1-for-100 reverse split of our common stock effected in March 2013), and (iii) allow the Solomon Plaintiffs to convert the foregoing funds into our securities in the next transaction. The Solomon Plaintiffs allege that they should have been able to convert their advances and payments into shares of our common stock in the restructuring that was affected in May 2013. Based on the foregoing, the Solomon Plaintiffs allege causes for breach of contract and unjust enrichment and demand judgment against us in an unspecified amount exceeding $1.5 million, plus interest and attorneys’ fees. On June 3, 2016, we filed an answer and counterclaims in the lawsuit. In its counterclaims, we allege that the Solomon Plaintiffs misrepresented their qualifications to assist us in fundraising and that they failed to disclose that they were under investigation for securities laws violations. We are seeking damages in an amount exceeding $0.5 million and an order rescinding any and all agreements that the Solomon Plaintiffs contend entitled them to obtain stock in our company. On April 19, 2017, the court granted the Solomon Plaintiffs’ counsel’s motion to withdraw from the case. On May 25, 2017, the Solomon Plaintiffs’ filed a notice that they had hired new counsel. On June 7, 2017, the judge presiding over the case recused herself because of a conflict of interest arising from her relationship with the Solomon Plaintiffs’ new attorneys and the case was subsequently assigned to a new judge. On April 20, 2018, the court held a hearing regarding the Solomon Plaintiffs’ motion to dismiss our amended counterclaims and affirmative defense for fraudulent inducement. On August 15, 2018, the court entered an order granting the Solomon Plaintiffs’ motion and dismissed the Company’s amended counterclaims and eleventh affirmative defense for fraudulent inducement without leave to amend. On September 14, 2018, we filed a notice of appeal related to this order, and on November 5, 2018, we filed our memorandum of law in support of our appeal of the order dismissing our amended counterclaims and affirmative defense for fraudulent inducement. On January 2, 2019, the Solomon Plaintiffs filed their memorandum of law in opposition to the appeal. On January 18, 2019, we filed our reply brief in support of our appeal of the order dismissing our amended counterclaims and affirmative defense for fraudulent inducement. On April 4, 2019, the appellate court ordered that our amended counterclaims and our affirmative defense for fraudulent inducement be reinstated.

On September 27, 2019, the Solomon Plaintiffs filed a new lawsuit (through new legal counsel), or the Second Solomon Suit, titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Iovance Biotherapeutics, Inc., f/k/a/ Lion Biotechnologies Inc. f/k/a/ Genesis Biopharma Inc., and Manish Singh in the Supreme Court of the State of New York, County of New York (index no. 655667/2019). The Solomon Plaintiffs allege new claims in the Second Solomon Suit based principally on the allegation that they were entitled to fees for introducing investors to us. Based on the current stage of the litigation, it is not possible to estimate the amount or range of (i) a possible loss that might result from an adverse judgment or settlement of this action, or (ii) the potential recovery that might result from a favorable judgment or a settlement of this action.

We intend to vigorously defend these complaints and pursue our counterclaims, as applicable. At the current stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.

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

Risks Related to Our Business

We have a history of operating losses; we expect to continue to incur losses and we may never be profitable.*

We are a clinical-stage biotechnology company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient's own immune system to eradicate cancer. We do not have products approved for commercial sale and have not generated revenue from operations. As of September 30, 2019, we had an accumulated deficit of $507.0 million. In addition, during the nine months ended September 30, 2019, we incurred a net loss of $134.0 million. Since our inception we have not generated any revenues from operations. We do not expect to generate any meaningful product sales or royalty revenues for the foreseeable future. We expect to incur significant additional operating losses in the future as we expand our development and clinical trial activities in support of demonstrating the effectiveness of our products.

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
●receive regulatory approval for the targeted patient population(s) and claims that are necessary or desirable for successful marketing;
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

Prior to 2015, all the preclinical and clinical trials relating to TIL had been conducted by the NCI. We have recruited a team that has experience with clinical trials; however, we as a company have limited experience in conducting clinical trials. In part because of this lack of experience, we cannot be certain that our ongoing clinical trials will be completed on time, if at all, will progress according to our plans or expectations, or that our planned clinical trials will be initiated or initiated in a timely manner, progress according to our plans or expectations, or be completed on time, if they are completed at all.

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

Our reliance on these third parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on the CROs, clinical trial sites, and other third parties does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical trials are conducted in accordance with Good Laboratory Practices, or GLPs, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with GCPs for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections (including pre-approval inspections once a BLA is filed with the FDA) of trial sponsors, clinical investigators, trial sites and certain third parties including CMOs. If we, our CROs, clinical trial sites, or other third parties fail to comply with applicable GCPs or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations.

In addition, we will be required to report certain financial interests of our third-party investigators if these relationships exceed certain financial thresholds or meet other criteria. The FDA or comparable foreign regulatory authorities may question the integrity of the data from those clinical trials conducted by investigators that are determined to have conflicts of interest.

In addition, our clinical trials must be conducted with product candidates that were produced under cGMP regulations. Our failure to comply or our CMOs’ failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register certain clinical trials and post the results of certain completed clinical trials on a government sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so could result in enforcement actions and adverse publicity.

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
●transfer of our manufacturing processes to our CMOs or other larger-scale facilities operated by a CMO or by us and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process;
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

We have opened enrollment of our company-sponsored, Phase 2 clinical trials to establish the feasibility of our product, and to assess its overall safety and efficacy in patients with metastatic melanoma, cervical, head and neck and lung cancers. However, we may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. Our ability to enroll or treat patients in our other studies, or the duration or costs of those studies, could be affected by multiple factors, including, preliminary clinical results, which may include efficacy and safety results from our ongoing Phase 2 studies, but may not be reflected in the final analyses of these trials. For example, our studies of TIL therapy LN-145 in patients with recurrent, metastatic or persistent cervical cancers and TIL therapy lifileucel in advanced melanoma utilize an “open-label” trial design. An open-label trial is one where both the patient and investigator know whether the patient is receiving the test article or either an existing approved drug or placebo, which has the potential to create selection bias in the investigators. In our Phase 2 open-label studies of TIL therapy LN-145 in patients with recurrent, metastatic or persistent cervical cancers and TIL therapy lifileucel in advanced melanoma, the investigators have significant discretion over the selection of patient participants. Although preliminary data from these trials was generally positive, that data may not necessarily be representative of interim or final results, as new patients are cycled through the applicable treatment regimes. As the trials continue, the investigators may prioritize patients with more progressed forms of cancer than the initial patient population, based on the success or perceived success of that initial population. Patients with more progressed forms of cancer may be less responsive to treatment, and accordingly, interim efficacy data may show a decline in patient response rate or other assessment metrics. As the trials continue, investigators may shift their approach to the patient population, which may ultimately result in a decline in both interim and final efficacy data from the preliminary data, or conversely, an increase in final efficacy data following a decline in the interim efficacy data, as patients with more progressed forms of cancer are cycled out of the trials and replaced by patients with less advanced forms of cancer. This opportunity for investigator selection bias in our trials as a result of open-label design may not be adequately handled and may cause a decline in or distortion of clinical trial data from our preliminary results. Depending on the outcome of our open-label studies, we may need to conduct one or more follow-up or supporting studies in order to successfully develop our products for FDA approval. Many companies in the biotechnology, pharmaceutical and medical device industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we cannot be certain that we will not face such setbacks.

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

Clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Because our product candidates are based on new cell therapy technologies and manufactured on a patient-by-patient basis, we expect that they will require extensive research and development and have substantial manufacturing costs. In addition, costs to treat patients with relapsed/refractory cancer and to treat potential side effects that may result from our product candidates can be significant. Some clinical trial sites may not bill, or obtain coverage from Medicare, Medicaid, or other third-party payors for some or all of these costs for patients enrolled in our clinical trials, and we may be required by those trial sites to pay such costs. Accordingly, our clinical trial costs are likely to be significantly higher per patient than those of more conventional therapeutic technologies or drug products. In addition, our proposed personalized product candidates involve several complex and costly manufacturing and processing steps, the costs of which will be borne by us. We are also responsible for the manufacturing costs of products for patients that may have a tumor resection but ultimately do not receive an infusion. Depending on the number of patients that we ultimately screen and enroll in our trials, and the number of trials that we may need to conduct, our overall clinical trial costs may be higher than for more conventional treatments.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients, or similar patients in the pivotal program to the Phase 2, who remain in the trial until its conclusion. We may experience difficulties or delays in patient enrollment in our clinical trials for a variety of reasons, including:

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

In May 2019 we entered into a lease agreement to build a commercial-scale manufacturing facility in Philadelphia, Pennsylvania for commercial and clinical production of autologous TIL products, including our product candidates lifileucel and LN-145. We would expect that development of our own manufacturing facility would provide us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes, and allow for better long-term margins. However, we have no experience as a company in developing a manufacturing facility and we may not be successful in finalizing the development of our own manufacturing facility or capability. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, power failures, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

Our TIL based therapy is based on the adoptive cell therapy technology that we licensed from the NIH and that is presently in use as a physician-sponsored investigational therapy for the treatment of Stage IV metastatic melanoma in the United States at the NCI, MDACC Cancer Center, and Moffitt. These current methods of treatment are very labor intensive and expensive, which has limited its widespread application. We have developed new processes that we anticipate will enable more efficient manufacturing of TIL. We may have difficulty demonstrating that the products produced from our new processes are comparable to the existing products. The FDA may require additional clinical testing before permitting a larger clinical trial with the new processes, and the product may not be as efficacious in the new clinical trials. Cellular products are not considered as well characterized products because there are hundreds of markers present on these cells, and even small changes in manufacturing processes could alter the cell types. It is unclear at this time which of those markers are critical for success of these cells to combat cancer, so our ability to predict the outcomes with newer manufacturing processes is limited. The changes that we have made to the historical manufacturing process may require additional testing, which may increase costs and timelines associated with these developments.

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

Clinical testing is very expensive, can take many years, and the outcome is uncertain. It could take as much as 12 months or more before we learn the results from any clinical trial using our adoptive cell therapy with TIL. The data collected from our clinical trials may not be sufficient to support approval by the FDA of our TIL-based product candidates for the treatment of solid tumors. The clinical trials for our products under development may not be completed on schedule and the FDA may not ultimately approve any of our product candidates for commercial sale. If we fail to adequately demonstrate the safety and efficacy of any product candidate under development, we may not receive regulatory approval for those products, which would prevent us from generating revenues or achieving profitability.

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

In addition to our own research and process development efforts, we seek to collaborate with government, academic research institutions and corporate partners to improve TIL manufacturing and to develop TIL therapies for new indications. In 2017-2019, we announced collaborations with Moffitt, MDACC, Roswell Park Cancer Institute, Ohio State University, and CHUM to evaluate several new solid tumor and hematologic indications for TIL therapy in clinical and preclinical studies as well as, in some cases, new TIL manufacturing approaches. The results of these collaborations may be used to support our filing with the FDA of INDs to conduct more advanced clinical trials of our product candidates, or to otherwise analyze or make predictions or decisions with respect to our current or future product candidates. However, because the majority of our collaborations are conducted at outside laboratories and we do not have complete control over how the studies are conducted or reported or over the manufacturing methods used to manufacture TIL product, the results of such studies, which we may use as the basis for our conclusions, projections or decisions with respect to our current or future product candidates, may be incorrect or unreliable, or may have a negative impact on us if the results of such studies are imputed to our products or proposed indications, even if such imputation is improper. For example, we have entered into collaborations with Moffitt and MDACC to perform clinical trials using TIL products that differ from our products, but the results of these clinical trials, if negative, may adversely impact our stock price and our development plans for our products. Additionally, we may use third party data to analyze, reach conclusions or make predictions or decisions with respect to our product candidates that may be incomplete, inaccurate or otherwise unreliable.

We will need additional financing to fund our operations and complete the development and commercialization of our various product candidates, and if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our product candidates. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

Our operations have consumed substantial amounts of cash since inception. From our inception to September 30, 2019, we have an accumulated deficit of $507.0 million. In addition, our research and development and our operating costs have also been substantial and are expected to increase. In January 2018, we closed an underwritten public offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $162.0 million. In October 2018, we closed an underwritten public offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, were of $236.7 million. In September 2019, we filed a shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $400 million. We expect to continue to spend substantial amounts to continue the clinical development of our product candidates. As of September 30, 2019, we had $361.9 million in cash, cash equivalents and short-term investments.

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

We are subject to extensive regulation, which can be costly, time consuming and can subject us to unanticipated delays; even if we obtain regulatory approval for some of our products, those products may still face regulatory difficulties.*

Our potential products, cell processing and manufacturing activities, are subject to comprehensive regulation by the FDA in the United States and by comparable authorities in other countries. The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive and often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. In addition, regulatory agencies may lack experience with our technologies and products, which may lengthen the regulatory review process, increase our development costs and delay or prevent their commercialization.

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

If we violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we may face a number of regulatory consequences, including refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold or termination of clinical trials, warning letters, untitled letters, modification of promotional materials or labeling, provision of corrective information, imposition of post-market requirements including the need for additional testing, imposition of distribution or other restrictions under a REMS, product recalls, product seizures or detentions, refusal to allow imports or exports, total or partial suspension of production or distribution, FDA debarment, injunctions, fines, consent decrees, corporate integrity agreements, debarment from receiving government contracts, and new orders under existing contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement, or civil or criminal penalties, including fines and imprisonment, and adverse publicity, among other adverse consequences. Additionally, we may not be able to obtain the labeling claims necessary or desirable for the promotion of our products. We may also be required to undertake post-marketing trials. In addition, if we or others identify side effects after any of our adoptive cell therapies are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn, and reformulation of our products may be required.

We may not be able to license new TIL technology from the NIH and others.*

An element of our intellectual property portfolio is to license additional rights and technologies from the NIH and others. Our inability to license the rights and technologies that we have identified, or that we may in the future identify, could have a material adverse impact on our ability to complete the development of our products or to develop additional products. No assurance can be given that we will be successful in licensing any additional rights or technologies from the NIH and others. Failure to obtain additional rights and licenses may detrimentally affect our planned development of additional product candidates and could increase the cost, and extend the timelines associated with our development of such other products.

Our projections regarding the market opportunities for our product candidates may not be accurate, and the actual market for our products may be smaller than we estimate.

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers who are in a position to receive second- or third- line therapy, and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research by third parties, and may prove to be incorrect. Further, new studies or approvals of new therapeutics may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates and may also be limited by the cost of our treatments and the reimbursement of those treatment costs by third-party payors. For instance, we expect lifileucel to initially target a small patient population that suffers from metastatic melanoma. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

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

No assurance can be given that the Gen 2 manufacturing process we have selected will be FDA-compliant, more efficient and lower the cost to manufacture TIL products.*

Pursuant to the CRADA, and in cooperation with our contract manufacturers and potentially other manufacturers, we have developed and are developing improved methods for the generating and selecting autologous TILs, and methods for large-scale production of autologous TILs that are in accord with current cGMP procedures. We have developed a new and more efficient TIL manufacturing process that we believe can be more efficient and cost effective, and in a more automated manner than previous processes. The production and control of the physical and/or chemical attributes of our products in a cGMP facility is subject to many uncertainties and difficulties. We have never manufactured our adoptive cell therapy product candidate on a commercial scale, nor have our partners. As a result, we cannot give any assurance that the Gen 2 process or any future process that we select will be a manufacturing process that can produce our products in compliance with the applicable regulatory requirements, at a cost or in quantities necessary to make them commercially viable. Moreover, our third-party manufacturers will have to continually adhere to current cGMP regulations enforced by the FDA through its facilities inspection program. If our facilities or any of the facilities of these manufacturers cannot pass a pre-approval plant inspection, the FDA pre-market approval of our products will not be granted. In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our products meet applicable specifications and other requirements. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory action. No assurance can be given that we will be able to develop such a manufacturing process, or that our partners will thereafter be able to establish and operate such a production facility.

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

We face significant competition from other biotechnology and pharmaceutical companies and from non-profit institutions.*

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

Due to the promising clinical therapeutic effect of competitor therapies in clinical exploratory trials, we anticipate substantial direct competition from other organizations developing advanced T cell therapies targeting patients who have received prior anti-PD-1/PD-L1 therapies. In particular, we expect to compete with other new therapies for our lead indications developed by companies such as Bristol-Myers Squibb, Merck, Nektar Therapeutics, Idera Pharmaceuticals, Dynavax Technologies, Oncosec Medical, Immetacyte, WindMIL Therapeutics, Seattle Genetics, and others. We also may compete with therapies based on genetically engineered T cells rendered reactive against tumor-associated antigens prior to their administration to patients. Genetically engineered T cells are being pursued by several companies, including Adaptimmune, Celgene (in collaboration with bluebird bio as well as through Celgene’s subsidiary Juno Therapeutics), Gilead Sciences, Novartis and others. To date, these technologies have been primarily applicable to hematologic malignancies, but their application in solid tumor indications may create competition with us. Many of these companies and our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources, and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the United States and internationally. Our competitors may obtain regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in competitors establishing a strong market position before we are able to enter the market.

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

In addition, in order to supplement our own efforts to improve TIL manufacturing and develop TIL therapies in new indications in clinical trials, we currently work and collaborate with government and academic research institutions, medical institutions and corporate partners such as the NCI, Moffitt, Ohio State University, Roswell Park Cancer Institute, Phio Pharmaceuticals, Cellectis, Genocea and CHUM. We also intend to continue to enter into additional third-party collaborative agreements in the future. However, we may not be able to successfully negotiate any additional collaborative arrangements. If established, these relationships may not be scientifically or commercially successful. The success of these and future collaborations and joint development arrangements may be subject to numerous risks and uncertainties, including the inability or unwillingness of our partners to perform in the manner, or to the extent anticipated, and may also be subject to disagreements regarding the rights, interests, and performance of the counterparties under our licenses and development agreements. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercialization of the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority under the collaboration agreement.

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

We may be unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, if they are approved, and as a result, we may be unable to generate product revenues.*

We currently have a small commercial team focused on our commercial strategy, but we do not have a commercial infrastructure for the marketing, sale, and distribution of biopharmaceutical products. If approved, in order to commercialize our products, we must build our marketing, sales, and distribution capabilities or make arrangements with third parties to perform these services, which will take time and require significant financial expenditures and we may not be successful in doing so. Even if we are able to effectively establish a sales force and develop a marketing and sales infrastructure, our sales force and marketing teams may not be successful in commercializing our current or future product candidates. To the extent we rely on third parties to commercialize any products for which we obtain regulatory approval, we would have less control over their sales efforts, and could be held liable if they failed to comply with applicable legal or regulatory requirements.

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
●the costs and time associated with the initial and ongoing training of sales and marketing personnel on legal and regulatory compliance matters and monitoring their actions;
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

Despite the implementation of security measures, our internal computer systems and those of our contract research organizations and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized and authorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event was to occur and cause interruptions in our operations, it could result in a disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for a product candidate could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of any product candidates could be delayed.

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

We are, and if we receive regulatory approval of our product candidates, will continue to be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.*

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA may also require post-approval Phase 4 studies. Moreover, the FDA and comparable foreign regulatory authorities will continue to closely monitor the safety profile of any product even after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may withdraw approval, require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. Any such restrictions could limit sales of the product.

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
●fines, restitution, disgorgement, warning letters, untitled letters, or holds on or termination of clinical trials;
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

Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates profitably.*

In both domestic and foreign markets, sales of our product candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors. Such third-party payors include government health programs such as Medicare and Medicaid, managed care providers, private health insurers, and other organizations. In addition, because our product candidates represent new approaches to the treatment of cancer, we cannot accurately estimate the potential revenue from our product candidates.

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

We are subject to new legislation, regulatory proposals, and healthcare payor initiatives that may increase our costs of compliance, and adversely affect our ability to market our products, obtain collaborators, and raise capital.*

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities, and affect our ability, or the ability of our collaborators, to profitably sell any products for which we obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or our collaborators, may receive for any approved products.

Since enactment of the ACA in 2010, in both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013 and were to remain in effect until 2024. The Bipartisan Budget Act of 2015 extended the 2% sequestration to 2025. In January 2013, the American Taxpayer Relief Act of 2012, or ATRA, was approved which, among other things, reduced Medicare payments to several providers, with primary focus on the hospital outpatient setting and ancillary services, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On January 20, 2017, the new administration signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, and, for that reason, some final regulations have yet to take effect. In December 2017, Congress repealed the individual mandate for health insurance required by the ACA and could consider further legislation to repeal other elements of the ACA. At the end of 2017, CMS promulgated regulations that reduce the amount paid to hospitals for outpatient drugs purchased under the 340B program, and some states have enacted transparency laws requiring manufacturers to report information on drug prices and price increases. On December 14, 2018, the United States District Court for the Northern District of Texas struck down the ACA, deeming it unconstitutional given that Congress repealed the individual mandate in 2017; on July 9, 2019, the U.S. Court of Appeals for the Fifth Circuit heard arguments on appeal in this matter. It is unclear how the eventual decision from this appeal, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

In addition, there have been a number of other policy, legislative and regulatory proposals aimed at changing the pharmaceutical industry. For instance, on May 11, 2018, the current administration presented its “Blueprint” to lower drug prices and reduce out of pocket costs of drugs, as well as additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, and incentivize manufacturers to lower the list price of their products. Although some proposals related to the administration’s Blueprint may require additional authorization to become effective, may ultimately be withdrawn, or may face challenges in the courts, the U.S. Congress and the administration have indicated that they will continue to seek new legislative and administrative measures to control drug costs, including by addressing the role of pharmacy benefit managers in the supply chain. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The ACA and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Securities

Our existing directors and executive officers hold a substantial amount of our common stock and may be able to influence significant corporate decisions.*

As of September 30, 2019, our officers and directors beneficially owned approximately 9.3% of our outstanding common stock. These stockholders, if they act together, may be able to materially affect the outcome of matters presented to our stockholders, including the election of our directors and other corporate actions such as:

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

As of September 30, 2019, we had 126,192,990 shares of common stock outstanding. In addition, we had 13,207,212 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options and restricted stock units to purchase common stock based on vesting requirements and common stock issuable upon the conversion of preferred stock. The issuance and subsequent sale of the shares underlying these common stock equivalents could depress the trading price of our common stock. On June 10, 2019, our certificate of incorporation was amended to increase the number of authorized shares of our common stock, par value $0.000041666, from 150,000,000 shares to 300,000,000 shares, which was approved by our stockholders at our 2019 Annual Meeting of Stockholders held on June 10, 2019. However, no additional shares have been issued to date.

In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. For example, in January 2018 and October 2018, we issued 15,000,000 shares and 25,300,000 shares of common stock, respectively, in connection with underwritten public offerings. Further, in September 2019, we filed a shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $400 million. Such issuances could result in substantial dilution to our existing stockholders and could cause our stock price to decline.

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

Our certificate of incorporation, as amended, designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.*

Our certificate of incorporation, as amended, provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers , employees or agents to us or our stockholders, creditors or other constituents (3) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation, as amended, or our amended bylaws, or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and employees. Further, this choice of forum provision does not preclude or contract the scope of exclusive federal or concurrent jurisdiction for any actions brought under the Securities Act or the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Securities Act or any other claim for which the federal and state courts have concurrent jurisdiction. Accordingly, our exclusive forum provision will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

If a court were to find these provisions of our certificate of incorporation, as amended inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, results of operations and financial condition. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

Item 2.Unregistered Sales of Securities and Use of Proceeds.

Nothing to report.

Item 3.	Defaults Upon Senior Securities.

Nothing to report.

Item 4.	Mine Safety Disclosures.

Nothing to report.

Item 5.	Other Information.

Nothing to report.

Item 6.Exhibits

EXHIBIT INDEX

Exhibit	Description
10.1	First Amendment to the Office Lease, effective as of June 19, 2019, between Iovance Biotherapeutics, Inc. and Hudson Skyway Landing, LLC.
10.2	First Amendment to the Lease Agreement, effective as of August 20, 2019, between Iovance Biotherapeutics, Inc. and 300 Rouse Boulevard, LLC.
10.3

Executive Employment Agreement effective as of July 18, 2019, by and between Iovance Biotherapeutics, Inc. and Friedrich-Reinhard Graf Finck von Finckenstein, M.D. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 1, 2019).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith).
32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith).
101

The following financial information from the Quarterly Report on Form 10-Q of Iovance Biotherapeutics, Inc. for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of September 30, 2019 and 2018; (2) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018; (3) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2019 and 2018; (4) Condensed Consolidated Statements of Stockholders’ Equity as of September 30, 2019 and December 31, 2018; (5) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; and (6) Notes to Condensed Consolidated Financial Statements.

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

Iovance Biotherapeutics, Inc.

November 4, 2019	By:	/s/ Maria Fardis
Maria Fardis
Chief Executive Officer (Principal Executive Officer)

November 4, 2019	By:	/s/ Timothy E. Morris
Timothy E. Morris
Chief Financial Officer (Principal Financial Officer)