Form 10-K
period 2019-12-31
IOVANCE BIOTHERAPEUTICS, INC.
filed 2020-02-25
CIK 1425205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(650) 260-7120

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
Common Stock, $ 0.000041666 Par Value per Share	IOVA	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ◻  No  ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ◻  No  ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ⌧  No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ⌧  No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.9 billion. Shares of common stock held by directors and executive officers and any ten percent or greater stockholders and their respective affiliates have been excluded from this calculation, because such stockholders may be deemed to be "affiliates" of the Registrant. This is not necessarily determinative of affiliate status of other purposes. As of February 17, 2020, there were 126,498,470 shares of the registrant’s common stock outstanding.

Documents Incorporated By Reference

Portions of registrant’s proxy statement relating to registrant’s 2020 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	the success, cost, enrollment, and timing of our clinical trials;
●	the success, cost and timing of our product development activities;
●	the ability of our third-party contract manufactures to continue to manufacture tumor infiltrating lymphocytes, or TIL, in accordance with our selected process;
●	our ability to design, construct and staff our own manufacturing facility on a timely basis and within the estimated expenses;
●	the success of competing therapies that are or may become available;
●	the timing of and our ability to obtain and maintain U.S. Food and Drug Administration, or FDA, or other regulatory authority approval of, or other action with respect to, our product candidates;
●	our ability to attract and retain key scientific or management personnel;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
●	the ability and willingness of our third-party research institution collaborators to continue research and development activities relating to our product candidates;
●	the potential of our other research and development and strategic collaborations;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our manufacturing methods and product candidates;
●	our plans to research, develop and commercialize our product candidates;
●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
●	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
●	regulatory developments in the United States and foreign countries;
●	fluctuations in the trading price of our common stock; and
●	our use of cash and other resources.

Actual results may differ from those set forth in this Annual Report on Form 10-K due to the risks and uncertainties inherent in our business, including, without limitation: the FDA may not agree with our interpretation of the results of its clinical trials; later developments with the FDA that may be inconsistent with already completed FDA meetings; the preliminary clinical results, including efficacy and safety results, from ongoing Phase 2 may not be reflected in the final analyses of these trials including new cohorts within these trials; the results obtained in our ongoing clinical trials, such as the studies and trials referred to in this 10-K, may not be indicative of results obtained in future clinical trials or supportive of product approval; regulatory authorities may potentially delay the timing of FDA or other regulatory authority approval of, or other action with respect to, our product candidates, specifically, our description of FDA interactions are subject to FDA’s interpretation, as well as FDA’s authority to request new or additional information;we may not be able to obtain or maintain FDA or other regulatory authority approval of its product candidates;our ability to address FDA or other regulatory authority requirements relating to our clinical programs and registrational plans, such requirements including, but not limited to, clinical and safety requirements as well as manufacturing and control requirements; risks related to our accelerated FDA review designations; our ability to obtain and maintain intellectual property rights relating to our product pipeline; and the acceptance by the market of our product candidates and their potential reimbursement by payors, if approved.

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

PART I

Item 1.          Business

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of cell therapies as novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to eradicate cancer cells. Tumor infiltrating lymphocyte, or TIL, therapy is an autologous cell therapy platform technology that was originally developed by the National Cancer Institute, or NCI, which conducted initial clinical trials in diseases such as metastatic melanoma and cervical cancer. We have developed a new, shorter manufacturing process for TIL known as Generation 2, or Gen 2, which yields a cryopreserved TIL product. This proprietary and scalable manufacturing method is being further investigated in multiple indications. Our lead product candidates include lifileucel for metastatic melanoma and LN-145 for metastatic cervical cancer. In addition to metastatic melanoma and metastatic cervical cancer, we are investigating the effectiveness and safety of TIL therapy for the treatment of squamous cell carcinoma of the head and neck, non-small cell lung cancer, and peripheral blood lymphocyte, or PBL, therapy for treatment of chronic lymphocytic leukemia through our sponsored trials, as well as in other oncology indications through collaborations.

We are conducting a Phase 2 clinical trial, C-144-01, of our lead product candidate, lifileucel, for the treatment of metastatic melanoma. This multicenter pivotal trial enrolled patients with melanoma whose disease has progressed following treatment with at least one systemic therapy, including a PD-1 inhibitor and if BRAF mutated, a BRAF inhibitor, or a combination of BRAF and MEK inhibitors. The C-144-01 trial has National Clinical Trial identification number NCT02360579. Cohort 4 of the C-144-01 clinical trial is a single-arm cohort intended to be used for the registration of lifileucel. The C-144-01 trial uses our proprietary Gen 2 manufacturing process. We completed and closed enrollment of patients into Cohort 2 of the C-144-01 trial in 2018. We announced that the last patient was dosed in Cohort 4 of this trial in January 2020. Cohort 4 was enrolled with a prospective definition of objective response rate, or ORR, read out by an Independent Review Committee, or IRC, as the primary endpoint based on our interpretation of discussions with the U.S. Food and Drug Administration, or FDA. FDA also acknowledged the potential acceptability of single-arm data from Cohort 4 for registration. In October 2018, we announced that lifileucel had received a Regenerative Medicine Advanced Therapy, or RMAT, designation from the FDA. Updated results from Cohort 2 of the C-144-01 clinical trial were initially reported at the American Society of Clinical Oncology, or ASCO, annual meeting on June 1, 2019 and subsequently updated at the Society for Immunotherapy of Cancer, or SITC, annual meeting in November 2019. In 66 patients with metastatic melanoma, treatment with lifileucel resulted in an ORR of 36%, as assessed by investigator, with 2 complete responses and 22 partial responses. The disease control rate, or DCR, was 80%. Patients were heavily pretreated and had a mean of 3.3 prior therapies. For both the ASCO and SITC updates, the median duration of response, or DOR, had not been reached. In January 2020, with a median follow up of 15.5 months for Cohort 2 patients,the median DOR has not been reached per investigator assessment. The adverse event profile was generally consistent with the underlying advanced disease and the profile of the lymphodepletion and IL-2 regimens.

In addition to our ongoing trial in metastatic melanoma, we are conducting clinical trials with LN-145 TIL therapy, in cervical, head and neck , lung and other cancers. C-145-04 , or NCT03108495, is an ongoing Phase 2, multicenter pivotal trial that will assess the safety and efficacy of LN-145 for the treatment of patients with recurrent, metastatic or persistent cervical cancer. In February 2019, LN-145 received Fast Track designation from the FDA for development in the treatment of cervical cancer with disease progression on or after chemotherapy. In March 2019, the protocol for this trial was amended to modify the primary endpoint of ORR to be determined by IRC. In May 2019, LN-145 received Breakthrough Therapy designation, or BTD, from the FDA for the development in the treatment of cervical cancer. Updated results from the C-145-04 clinical trial were reported at the ASCO annual meeting on June 1, 2019. In 27 patients with metastatic cervical cancer, treatment with LN-145 resulted in an ORR of 44%. At the time of study data cut,there were 3 complete responses and 9 partial responses. The DCR was 85%. Patients were heavily pretreated and had a mean of 2.4 prior therapies. The DOR had not been reached. The median follow-up was 7.4 months. The adverse event profile was generally consistent with the underlying advanced disease and the profile of the lymphodepletion and IL-2 regimens. Based on an End of Phase 2 meeting held with the FDA in June 2019, the FDA has acknowledged that results from the C-145-04 clinical trial may be sufficient to support registration in the treatment of patients with metastatic cervical cancer. In accordance with the FDA’s recommendations, the protocol was amended to further define the patient population. In November 2019, in order to position LN-145 for potential future use in broader lines of therapy in cervical cancer, we have amended the C-145-04 trial to collect additional data on early-line patients as well as later-line patients. Enrollment in these additional cohorts is not expected to impact the timing of the completion of Cohort 1.As a result of this amendment, the C-145-04 trial now consists of the following cohorts of cervical cancer patients with recurrent, persistent, or metastatic disease:

●	Cohort 1 is the expected pivotal cohort for LN-145 and is anticipated to enroll 75 patients who have progressed during or after chemotherapy;
●	Cohort 2 will enroll patients for treatment with LN-145 who have progressed during or after treatment with anti-PD-1/anti-PD-L1 checkpoint inhibitor;
●	Cohort 3 will enroll patients who have not received prior systemic therapy for recurrent, metastatic, or persistent disease. This Cohort will explore safety and efficacy of the combination of the LN-145 regimen with pembrolizumab;
●	Cohort 4 is intended for patients who have been previously enrolled but are not considered within the registrational population, including patients dosed with product produced by our first generation, or Gen 1, TIL manufacturing process; and
●	Cohort 5 will enroll patients for retreatment with LN-145 for patients who have progressed after initial treatment with LN-145.

As a result of these changes, we have also expanded the sample size of the C-145-04 clinical trial to include 138 patients from the appropriate patient populations across these five cohorts. We plan on completing enrollment into Cohort 1 of C-145-04 at approximately mid-year 2020. We currently plan to submit a BLA for this indication by the end of 2020 subsequent to consultation with the FDA.

C-145-03 , or NCT03083873, is an ongoing Phase 2, multicenter trial that we are conducting to assess the safety and efficacy of LN-145 for the treatment of patients with recurrent metastatic squamous cell carcinoma of the head and neck . In October 2018, we reported that, to date, preliminary data for 13 patients in the C-145-03 clinical trial yielded an ORR of 31% with a DOR ranging from 2.8 to 7.6 months. The adverse event profile remained consistent with previous reports. We continue to enroll patients in this study. We have redesigned our C-145-03 trial to include multiple cohorts, in order to allow for dosing of TIL therapies produced by multiple manufacturing methods, including our Gen 2 manufacturing process, our Generation 3, or Gen 3, manufacturing process, and our PD-1 selected TIL manufacturing process.

We are also investigating the potential of our TIL therapies in earlier lines of treatment and in combination with pembrolizumab. We are also studying LN-145 as a monotherapy in relapsed refractory non-small cell lung cancer, or NSCLC, patients. IOV-COM-202 , or NCT03645928, is a Phase 2, multicenter trial that is composed of four cohorts to enroll up to a total of 48 patients. In Cohort 1A, we are enrolling advanced unresectable or metastatic melanoma patients who have not received prior immunotherapy, including checkpoint inhibitors such as anti-PD-1/anti-PD-L1 therapy. The patients receive lifileucel in combination with pembrolizumab. In Cohort 2A, we are enrolling advanced head and neck squamous cell carcinoma patients who are naïve to prior immunotherapy including anti-PD-1/anti-PD-L1 therapy. The patients will receive LN-145 in combination with pembrolizumab. Cohort 3A is enrolling non-small cell lung cancer patients who are naïve to prior immunotherapy including anti-PD-1/anti-PD-L1 therapy. The patients in Cohort 3A will receive LN-145 in combination with pembrolizumab. In Cohort 3B, we are enrolling non-small cell lung cancer patients who have previously received systemic therapy which could include checkpoint inhibitors. The patients are receiving LN-145. In May 2019, we reported that the first patient was dosed in the IOV-COM-202 trial. In addition to its ongoing enrollment in the U.S., the IOV-COM-202 trial has also received regulatory approval in Canada and in certain European countries.

In November 2019, we announced that our investigational new drug application, or IND, for our PBL therapy, IOV-2001, was approved by the FDA and our sponsored clinical trial using this therapy, IOV-CLL-01, was cleared to proceed. IOV-2001 is a non-genetically modified, polyclonal T cell product that is manufactured using a nine-day process from 50 mL of patient's blood. IOV-CLL-01 , or NCT04155710, is Phase 1/2 clinical trial evaluating the safety and efficacy of IOV-2001 in patients with relapsed or refractory chronic lymphocytic leukemia or small lymphocytic leukemia. The IOV-CLL-01 trial is expected to enroll up to approximately 70 patients.

In April 2019, we closed the IOV-LUN-201 clinical trial, investigating TIL therapy in NSCLC, in combination with anti-PD-L1 therapy, and instead opened Cohorts 3A and 3B of the IOV-COM-202 trial as described above, to adapt our clinical development plans to reflect advances in the treatment landscape for non-small cell lung cancer.

As part of our collaboration program with the MD Anderson Cancer Center, or MDACC, two Phase 2 trials were initiated in 2018. Both trials are sponsored by MDACC. The first trial, 2017-0672 or NCT03449108, is intended to allow for investigation of LN-145 manufactured by us using our manufacturing process to treat patients with soft tissue sarcoma, osteosarcoma and platinum resistant ovarian cancer. A second trial under the collaboration with MDACC , NCT03610490, is active as well. This trial is treating patients with platinum resistant ovarian cancer, pancreatic and colorectal cancer. This trial uses TIL manufactured by MDACC using urelumab, a 4-1BB agonistic antibody, as part of the manufacturing process. The data obtained using this manufacturing process may not be representative of our data using our Gen 2 manufacturing process.

Our current product candidate pipeline and selected investigator-sponsored proof-of-concept studies are summarized in the graph below:

We have also entered into a collaboration with a Canadian institution, Centre hospitalier de l’Université de Montreal, or CHUM, under which CHUM agreed to conduct a clinical study using a PD-1 selected TIL product manufactured by a CHUM collaborator using a process developed by CHUM. We are also developing a PD-1 selected TIL product to be manufactured by Iovance. This product, known as LN-145-S1, will initially be tested in the C-145-03 trial in head and neck cancer patients.

We have developed a third-generation manufacturing process known as Gen 3. Gen 3 is a shorter process than Gen 2. We are using Gen 3 in the C-145-03 trial in head and neck cancers.

We currently own ten granted or allowed U.S. patents for compositions and methods of treatment in a broad range of cancers relating to our Gen 2 manufacturing process, including U.S. Patent Nos. 10,130,659, 10,166,257, 10,272,113, 10,363,273, 10,398,734, 10,420,799, 10,463,697, and 10,537,595. Our owned and licensed intellectual property portfolio also includes patent applications relating to TIL, marrow infiltrating, and peripheral blood lymphocyte therapies, methods of manufacturing, the use of costimulatory molecules in TIL therapy and manufacturing, stable and transient genetically-modified TIL therapies, and methods of treating patient subpopulations.

We previously collaborated with Roswell Park Cancer Institute, or RPCI, on a clinical trial using our LN-145 product for the treatment of patients with bladder cancer in combination with the anti-PD-1 antibody pembrolizumab. This trial was closed in 2019 because of a lack of enrollment.

We are also collaborating with Yale University on a clinical trial using our LN-145 product for the treatment of patients with metastatic triple negative breast, or TNBC, cancer (NCT04111510).

In January 2020, we obtained a license from Novartis to develop and commercialize an antibody cytokine engrafted protein, which we refer to as IOV-3001. Under the agreement, we paid an upfront payment to Novartis and may pay low single digit milestones involved in initiation of patient dosing in various phases of clinical development for IOV-3001 and approval of a potential product in the U.S., EU and Japan. Novartis is also entitled to low-to-mid single digit royalties from commercial sales of IOV-3001. In addition, in January 2020, we announced a research collaboration and exclusive worldwide licensing agreement with Cellectis S.A., or Cellectis, a clinical-stage biopharmaceutical company focused on developing immunotherapies based on gene-edited allogeneic chimeric antigen receptor modified T cells, whereby we licensed certain transcription activator-like effector nuclease, or TALEN, technology from Cellectis in order to develop TIL that have been genetically edited to create potentially more potent cancer therapeutics. The worldwide exclusive license enables us to use TALEN technology addressing multiple gene targets to modify TIL for therapeutic use in several cancer indications. Financial terms of the license include development, regulatory and sales milestone payments from us to Cellectis, as well as royalty payments based on net sales of TALEN-modified TIL products.

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

Based on results of TIL therapy from trials sponsored by the NCI and our own clinical trials in metastatic melanoma, we are focused on expediting the development, regulatory approval and commercialization of our lead product candidate, lifileucel, for the treatment of patients with metastatic melanoma. We filed an investigational new drug application, or IND, with the FDA in December 2014 to initiate a company-sponsored Phase 2 single-arm, multicenter clinical trial of lifileucel in patients with metastatic melanoma. We began enrollment of this trial in the second half of 2015 and expanded it into three cohorts in 2017. In 2019 we expanded into an additional cohort, Cohort 4, which serves as the basis for registration. Cohort 1 evaluated our first-generation TIL manufacturing process, Cohort 2 evaluated our second-generation, Gen 2, TIL manufacturing process and Cohort 3 evaluated retreatment of certain patients with a second dose of TIL. We presented updated data from Cohort 2 in November 2018 at the SITC annual meeting, in June 2019 at the ASCO annual meeting, and in November 2019 at the SITC annual meeting.

We held an end of Phase 2 meeting with the FDA in September 2018. In addition, we received an RMAT designation for lifileucel. Based on the meeting and subsequent dialog with the FDA, we amended the protocol for the C-144-01 trial to include 75 patients in Cohort 4. The primary endpoint is ORR as determined by IRC. We have completed dosing of patients in Cohort 4.

Continue to improve our TIL manufacturing process and develop new TIL manufacturing technology to become the preferred provider of TIL therapy in the U.S. and the rest of the world.

We believe that we are the only company in the United States to have a centralized and commercially-viable TIL manufacturing process. In 2018, we utilized our second generation TIL manufacturing process, known as Gen 2, which reduced TIL manufacturing time from 5-6 weeks to 22 days, allowing for a more commercially-viable product candidate. Gen 2 also produces a cryopreserved product for ease of administration and handling. The Gen 2 manufacturing process was utilized in Cohort 2 and Cohort 4 of our C-144-01 trial and has also been selected for use in most of our other ongoing TIL clinical development. We have included Gen 2 as the manufacturing process for registration for our discussions with the FDA and eventually the anticipated Biologics License Application, or BLA, filing for lifileucel. Our strategy is to establish our Gen 2 process as a commercial manufacturing process for TIL therapies, including lifileucel.

Collaborate with governmental, academic and corporate partners to improve and develop TIL and PBL therapies for new indications or for use in combination with other therapies, and to evaluate new manufacturing methods.

In addition to our own research and process development efforts, we seek to collaborate with government, academic research institutions, and corporate partners to improve TIL manufacturing and to develop TIL therapies for new indications. For example, we have announced licensing agreements and collaborations with Yale University, Cellectis, and Novartis, as described above or in the following sections, and continued our collaborations with Moffitt, MDACC, and the Ohio State University, to evaluate several new solid tumor and hematologic indications for TIL and PBL therapy in clinical and preclinical studies as well as, in some cases, new TIL manufacturing approaches. In August 2016, we expanded our Cooperative Research and Development Agreement, or CRADA, with the NCI for another 5-year term. This collaboration with the NCI is directed at research on unmodified TIL therapy and also addresses human papilloma virus, or HPV-associated cancers (cervical and head and neck), lung, bladder, and breast cancer. A description of certain of these collaborations and related agreements is provided in the following sections of this Annual Report on Form 10-K.

Continue to establish manufacturing capacity for TIL products.

We continue to invest in improving the process and efficiency of manufacturing our product candidates in the United States and Europe for TIL manufacturing. Currently we use several contract manufacturing organizations, or CMOs, to supply our TIL-based products for our clinical trials under various MSAs. CMOs limit the amount of upfront capital investment as they have existing manufacturing facilities that we can utilize in TIL production.

We began construction of our own manufacturing facility in 2019, in order to provide for better margins and rapid implementation of innovative changes for TIL therapies that we may develop or commercialize. We intend to carefully manage our cost structure, and reduce the long-term cost of manufacturing our products, although there can be no assurance that we will be able to reduce our manufacturing costs to commercially attractive levels.

In October 2018, we entered into a three-year MSA and related statement of work with MaSTherCell S.A., or MaSTherCell, a cell therapy CMO that is a subsidiary of Orgenesis Inc . that was recently acquired by Catalent, Inc. Pursuant to the MSA, MaSTherCell agreed to provide manufacturing and other services for use in our European clinical trials. In December 2019, we provided MaSTherCell with a notice of termination for the statement of work for cell therapy manufacturing. We intend to cease manufacturing at MaSTherCell in 2020.

In 2017, we entered into a three-year MSA and related statements of work with PharmaCell B.V., or PharmaCell, a contract manufacturing services company based in the Netherlands, to manufacture our autologous cell therapy products for use in our European clinical trials. PharmaCell was subsequently acquired by Lonza Group Ltd., or Lonza. Lonza continues to manufacture TIL products for our European clinical trials in its clinical and commercial facility in Geleen, the Netherlands.

Also in 2017, we entered into a two-year MSA and related statements of work with Moffitt, to manufacture our autologous cell therapy products for use in clinical trials, which has since been extended until March 2025. Moffitt continues to manufacture TIL products for our clinical trials in the U.S.

In 2016, we entered into a three-year MSA and related statements of work with WuXi AppTec, Inc., or WuXi, in order to increase our TIL manufacturing capacity in facilities with both clinical and commercial capability for two suites. The terms of the related statements of work for the first and second dedicated manufacturing suites currently extend to May 2020 and June 2021, respectively. We intend to use WuXi as the initial manufacturer for commercial production of lifileucel and potentially LN-145 for cervical cancer.

Iovance-Sponsored Clinical Trials

We currently have five ongoing Phase 2 clinical studies. The ongoing studies include C-144-01, of our lead product candidate, lifileucel, for the treatment of metastatic melanoma; C-145-04, of our product candidate LN-145 for recurrent, metastatic or persistent cervical cancer; and C-145-03, of our product candidate LN-145, for recurrent and/or metastatic squamous cell carcinoma of the head and neck. During 2018, we initiated a Phase 2 clinical trial, IOV-COM-202, a basket trial that will treat checkpoint naïve patients with TIL in combination with pembro for metastatic melanoma, head and neck cancer and non-small cell lung cancer. The trial also includes a cohort that will treat relapsed and refractory NSCLC patients with TIL alone. In 2019, we announced that the FDA had cleared our Phase 1/2 clinical trial, IOV-CLL-01, using our PBL therapy, IOV-2001, to proceed. Additional information about our clinical trials is presented as follows:

Lifileucel for Metastatic Melanoma

We are developing lifileucel to treat metastatic melanoma. Melanoma is a common type of skin cancer, accounting for approximately 96,000 patients diagnosed and 7,230 deaths each year in the United States according to the NCI’s Surveillance,

Epidemiology and End Results program, or SEER program, as of 2019. Our Phase 2 trial, C-144-01, is a prospective, registrational, four-cohort interventional study evaluating lifileucel in metastatic melanoma patients who have progressed after prior anti-PD-1 therapy and if BRAF mutant, after BRAF or BRAF/MEK inhibitor therapy. Patients enrolled in this trial to date have failed several prior treatment regimens.

Patients with metastatic melanoma who have failed at least one treatment under the current standards of care have an unfavorable prognosis with very few curative treatment options. The National Comprehensive Cancer Network, or NCCN,has recommendations for the treatment of patients with unresectable or metastatic melanoma. Initial therapy can include checkpoint inhibitors either alone or in combination (ipilimumab, nivolumab, pembrolizumab), targeted therapies for patients with BRAF mutations (dabrafenib/trametinib, vemurafenib/cobimetinib combinations or single agents) or participating in a clinical trial. For patients not responding or progressing and who have an adequate clinical status, agents selected from the previous list or of a different therapeutic class can be used as well as high dose IL-2. NCCN experts also recommend participating in a clinical trial at any stage of disease. Patients who do not respond to the current second-line therapies have very few treatment options and typically have a very poor prognosis, with limited median survival measured in months. According to estimates from SEER in the United States in 2019, approximately there were 7,230 deaths due to melanoma. If approved, we believe lifileucel may be able to treat a portion of the patients that have received all other approved treatment options.

We are using our Gen 2 manufacturing process for most of our ongoing Phase 2 trials, and as a result, Cohort 1 of C-144-01, using our Gen 1 manufacturing process, was closed to enrollment in 2017 and subsequent patients were enrolled in Cohort 2. The planned enrollment in C-144-01 was reached in late 2018 and Cohort 2 is closed to enrollment. Cohort 3 is a retreatment cohort. Cohort 4, a pivotal cohort, was added in 2019. We have completed dosing in Cohort 4.

Updated results from Cohort 2 of the C-144-01 clinical trial were initially reported at the ASCO annual meeting in June 2019 and subsequently updated at the SITC annual meeting in November 2019. In 66 patients with metastatic melanoma, treatment with lifileucel resulted in an ORR of 36%, with 2 complete responses and 22 partial responses. The disease control rate, or DCR, was 80%. Patients were heavily pretreated and had a mean of 3.3 prior therapies. For both the ASCO and SITC updates, the median duration of response, or DOR, had not been reached. In January 2020, with a median follow up of 15.5 months for Cohort 2 patients, we have reported that median DOR has not been reached as assessed by investigator. The adverse event profile was generally consistent with the underlying advanced disease and the profile of the lymphodepletion and IL-2 regimens. We have not reported any results from Cohort 4. A BLA submission to the FDA including Cohort 4 results is expected in late 2020. Lifileucel had received a Regenerative Medicine Advanced Therapy, or RMAT, designation from the FDA.

We held an End of Phase 2 meeting with the FDA in September 2018 to discuss the C-144-01 study. In its written minutes to the meeting, the FDA acknowledged that conduct of a randomized Phase 3 study may not be feasible in its intended population of advanced melanoma patients, who have been treated with at least one systemic therapy including an anti-PD-1 antibody and if BRAF mutation positive, a BRAF inhibitor or BRAF inhibitor with MEK inhibitor, and that a randomized study is not required for the registration of lifileucel. The FDA further acknowledged that a single-arm cohort of the C-144-01 trial may be acceptable for registration in this indication. A new cohort, Cohort 4, of 75 patients was enrolled in C-144-01 with a prospective definition of the primary endpoint of ORR to be determined by IRC, to support registration of lifileucel. The FDA recommended that we validate a potency assay prior to starting Cohort 4, which we have done. We initiated Cohort 4 in early 2019 in the United States and in Europe and completed dosing in January 2020.

LN-145 for Cervical Cancer

We are developing LN-145 to treat cervical cancer. According to estimates from the SEER program, approximately 13,000 women were diagnosed with cervical cancer, and approximately 4,300 cervical cancer-related deaths occurred in the United States in 2019.

C-145-04 is an ongoing Phase 2, multicenter pivotal trial that will assess the safety and efficacy of LN-145 for the treatment of patients with recurrent, metastatic or persistent cervical cancer. In February 2019, LN-145 received Fast Track designation from the FDA for development in the treatment of cervical cancer with disease progression on or after chemotherapy. In March 2019, the protocol for this trial was amended to modify the primary endpoint of ORR to be determined by IRC. In May 2019, LN-145 received Breakthrough Therapy designation, or BTD, from the FDA for the development in the treatment of cervical cancer. Updated results from the C-145-04 clinical trial were reported at the ASCO annual meeting on June 1, 2019. In 27 patients with metastatic cervical cancer, treatment with LN-145 resulted in an ORR of 44%. In the study there were 3 complete responses and 9 partial responses. The

DCR was 85%. Patients were heavily pretreated and had a mean of 2.4 prior therapies. The DOR had not been reached. The median follow-up was 7.4 months. The adverse event profile was generally consistent with the underlying advanced disease and the profile of the lymphodepletion and IL-2 regimens.

Based on an End of Phase 2 meeting held with the FDA in June 2019, the FDA has acknowledged that results from the C-145-04 clinical trial may be sufficient to support registration in the treatment of patients with metastatic cervical cancer. In accordance with the FDA’s recommendations, the protocol was amended, to further define the patient population. We plan to include in the BLA, patients who have progressed following initial systemic therapy for recurrent or metastatic disease. In November 2019, in order to position LN-145 for potential future use in broader lines of therapy in cervical cancer, we have amended the C-145-04 trial to collect additional data on early-line patients as well as late-line patients. These additional cohorts also allow access to TIL therapy when the pivotal Cohort 1 is completed and also may support a request from FDA to provide expanded access to LN-145. Enrollment in these additional cohorts will not impact the timing of the completion of the pivotal cohort nor the size of the registrational program. As a result of this amendment, the C-145-04 trial now consists of the following cohorts of cervical cancer patients with recurrent, persistent, or metastatic disease:

●	Cohort 1 is the expected pivotal cohort for LN-145 and is anticipated to enroll 75 patients who have progressed during or after chemotherapy;
●	Cohort 2 will enroll patients for treatment with LN-145 who have progressed during or after treatment with anti-PD-1/anti-PD-L1 checkpoint inhibitor;
●	Cohort 3 will enroll patients who have not received prior systemic therapy for recurrent, metastatic, or persistent disease. This Cohort will explore safety and efficacy of the combination of the LN-145 regimen with pembrolizumab;
●	Cohort 4 is intended for patients who have been previously enrolled but are not considered within the registrational population, including patients dosed with product produced by first generation, or our Gen 1, TIL manufacturing process; and
●	Cohort 5 will enroll patients for retreatment with LN-145 for patients who have progressed after initial treatment with LN-145.

As a result of these changes, we have also expanded the sample size of the C-145-04 clinical trial to include 138 patients from the appropriate patient populations across these five cohorts.

LN-145 for Head and Neck Cancer

According to estimates from the SEER program, approximately 53,000 people were diagnosed with head and neck-related cancers, and approximately 11,000 head and neck- related cancer deaths occurred in the United States in 2019.

We are developing LN-145 to treat head and neck cancers. In June 2017, we enrolled our first patient in our ongoing Phase 2 trial, C-145-03, for the treatment of patients with recurrent and/or metastatic squamous cell carcinoma of the head and neck, who have failed one prior therapy. In 2018, preliminary data for 13 patients who were administered a mix of Gen 1 and Gen 2 products, was released showing an ORR of 31%, with 4 partial responses, with the DOR ranging from 2.8 to 7.6 months. Patients in the study had a median of three prior therapies. The safety findings from this study were also consistent with previous reports. The most common treatment emergent adverse events observed at the time of that data cut included chills, hypotension, pyrexia, hyponatremia, and anemia. As additional patients are enrolled in the C-145-03 study, the safety profile of LN-145 may change. We continue to enroll patients to the full target sample size of 55 patients. The trial is enrolling patients in the United States. We have since changed the design of our C-145-03 trial so that enrolled patients will be treated using either LN-145 produced from the Gen 3 manufacturing process or PD-1 selected TIL, or LN-145-S1, from the PD-1 selected TIL manufacturing process in two separate cohorts.

Lifileucel and LN-145 in combination with pembrolizumab

In addition to the monotherapy trials for lifileucel and LN-145 mentioned above, we are developing these products in combination with pembrolizumab for melanoma, head and neck and NSCLC. We also have a monotherapy arm for LN-145 in NSCLC. According to estimates from the SEER program, approximately 228,000 people were diagnosed with lung and bronchus cancers, and approximately 143,000 deaths occurred related to these cancers in the United States in 2019.

IOV-COM-202 is a Phase 2, multicenter trial that is composed of four cohorts to enroll up to a total of 48 patients. In Cohort 1A, we are enrolling advanced unresectable or metastatic melanoma patients who have not received prior immunotherapy, including checkpoint inhibitors such as anti-PD-1/anti-PD-L1 therapy. The patients receive lifileucel in combination with pembrolizumab. In

Cohort 2A, we are enrolling advanced head and neck squamous cell carcinoma patients who are also naïve to prior immunotherapy including anti-PD-1/anti-PD-L1 therapy. The patients will receive LN-145 in combination with pembrolizumab. Cohort 3A is enrolling non-small cell lung cancer patients who are naïve to prior immunotherapy including anti-PD-1/anti-PD-L1 therapy. The patients in Cohort 3A will receive LN-145 in combination with pembrolizumab. In Cohort 3B, we are enrolling non-small cell lung cancer patients who have previously received systemic therapy which could include checkpoint inhibitors. The patients are receiving LN-145. In May 2019, we reported that the first patient was dosed in the -IOV-COM-202 trial. In addition to the U.S., the IOV-COM-202 trial has also received regulatory approval in Canada and in certain European countries.

IOV-2001 PBL for CLL/SLL

In November 2019, we announced that our investigational new drug application, or IND, for IOV-2001 was approved by the FDA and our sponsored clinical trial using this therapy, IOV-CLL-01, was cleared to proceed. IOV-2001 is a non-genetically modified, polyclonal T cell product that is manufactured using a nine-day process from 50 mL of patient's blood. IOV-CLL-01 is Phase 1/2 clinical trial evaluating the safety and efficacy of IOV-2001 in patients with relapsed or refractory chronic lymphocytic leukemia, or CLL, or small lymphocytic leukemia, or SLL. The IOV-CLL-01 trial is expected to enroll up to approximately 70 patients.

Investigator-Sponsored Clinical Trials

TIL in Other Solid Tumor Indications

We are collaborating with MDACC on clinical trials to evaluate TIL therapy in sarcomas, ovarian, colorectal and pancreatic cancers. These trials, NCT03610490 and NCT03449108, began enrolling patients in 2018. Patients in these trials will be treated with LN-145 or TIL manufactured by MDACC.

We are collaborating with Yale University on a clinical trial to evaluate TIL therapy in TNBC cancer. This trial is expected to begin enrolling patients in 2020. Patients in this trial will be treated with LN-145.

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

We provide funding for a clinical trial, NCT03215810, conducted by Moffitt, which seeks to evaluate TIL therapy in combination with the checkpoint inhibitor nivolumab in NSCLC. An additional clinical trial, NCT03374839, is being conducted by Moffitt to evaluate TIL therapy in combination with nivolumab in metastatic melanoma. We have also previously collaborated with Moffitt on a clinical trial, NCT01701674, to evaluate TIL therapy in combination with the CTLA-4 checkpoint inhibitor ipilimumab.

In 2019 we entered into a collaboration with Moffitt to fund a phase 1 trial of lymphodepletion plus TIL therapy with high-dose IL-2 in adolescent and young adult patients with soft tissue sarcoma in clinical trial NCT04052334.

Under our CRADA, we are collaborating with the NCI on the clinical trial NCT02621021 to evaluate TIL therapy in combination with the checkpoint inhibitor pembrolizumab in a 170-patient clinical trial in patients with advanced melanoma. This study is currently enrolling.

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

Cancer immunotherapy

Despite the progress that has been made over the past several decades, effective treatment of cancer, especially solid tumors, continues to be challenging. Some reasons solid tumors are so difficult to treat are: (i) in many solid tumors, multiple genes (as many as hundreds or thousands of genes) are mutated, and solid tumors are heterogeneous, (ii) it is not always clear which particular mutations are critical, and (iii) tumors can adapt and find a way to evade treatments that target a single mutation. In addition, the tumor can suppress the patient’s natural immune response. When T cells with cancer-specific receptors are absent, present in low numbers, of poor quality, or rendered inactive by suppressive mechanisms employed by tumor tissue, the cancer can grow and spread to various organs. In addition, standard of care treatments for cancer can be deleterious to T cells’ ability to kill cancer.

We believe that adoptive cell therapy, with the use of human cells as therapeutic entities to reengage the immune system, may be a significant advancement in the treatment of cancer. These one-time cellular therapies may avoid the long-term side effects associated with current treatments and have the potential to be effective. We believe TIL therapy, in particular, has the potential to treat solid tumors by increasing the effectiveness and number of a patient’s cancer-specific T cells. TIL therapy is polyclonal, and we believe that it is capable of targeting multiple tumor antigens on cancer cells. Furthermore, the non-myeloablative lymphodepleting chemotherapy administered prior to TIL infusion is capable of suppressing the hostile tumor microenvironment, which we believe will enhance the efficacy of TIL therapy.

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

Overall Survival of patients in TIL ± TBI study

(Randomized Protocol 11-C-0123 - Deaths due to melanoma)
Proportion Surviving
1.0
0.9
0.8
0.7
0.6
0.5
0.4
0.3
0.2
0.1
0.0
No TBI (N=51)
TBI 1200 (N=50)
0
6
12
18
24
30
36
42
48
54
60
Survival Time in Months from Date Randomized
10/1/15

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

Safety

We continue to enroll patients in our ongoing TIL programs and we closely monitor our studies to learn about all safety events occurring, as described elsewhere in this Annual Report on Form 10-K. Some of these events may be associated with TIL therapy. Historically, the largest set of data for TIL therapy was generated by the NCI as part of their multiple clinical studies. Per publications from the NCI, toxicities or adverse events during TIL therapy have been mostly associated with either the lymphodepletion regimen or the high-dose IL-2 therapy given after TIL infusion as described by Goff et al. in the Journal of Clinical Oncology in June 2016. The standard approach to the administration of high-dose IL-2 is to continue dosing until patients can no longer tolerate treatment. Our trials, however, have limited administration of IL-2 to up to 6 doses.

Next Generation TIL Product Strategies

We are developing next generation TIL products using owned and licensed intellectual property rights, in some cases in combination with collaborators such as Cellectis and the University of Montreal, as described elsewhere in this Annual Report on Form 10-K. These products include both genetically-modified TIL and PD-1 selected TIL therapies. We are also developing PBL therapy for chronic lymphocytic leukemia.

Process Development, Manufacturing, and Manufacturing Agreements

Our first generation TIL manufacturing process was based on the NCI’s original manufacturing and processing of TIL, which we modified so that it could be reproduced in a cGMP environment. This first-generation process expanded the number of TIL over a 5 to 6 week period and produced a non-cryopreserved product for administration to the patient. Our Gen 2 TIL manufacturing process, which was developed by our internal research and process development team, shortens the manufacturing process to 22 days while allowing for a cryopreserved product. The Gen 2 process is currently in use in almost all of our trials in which we manufacture TIL products, including lifileucel and LN-145. We have selected Gen 2 for product registration and ongoing and future TIL clinical development, although we continue to develop new TIL manufacturing processes. We have developed a third-generation manufacturing process, known as Gen 3 which has a shorter manufacturing process than Gen 2. We are testing Gen 3 in the C-145-03 head and neck study. We have also developed a manufacturing process that specifically selects for TIL that are PD-1 positive. This product is known as LN-145-S1 and is currently being studied in the C-145-03 head and neck study.

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

We have entered into MSAs with WuXi, Moffitt, and PharmaCell, which was acquired by Lonza, pursuant to which they have agreed to manufacture, package, ship and handle quality assurance and quality control of certain clinical trials for our TIL products working closely with our employees. We have two suites for clinical manufacturing at WuXi, and one of two suites is also available to manufacture TIL for commercial use. Cell processing activities will be conducted at all companies under cGMP, using qualified equipment and materials. We believe that all materials and components utilized in the production of the final TIL product are readily available from qualified suppliers. We expect to rely on these CMOs, to meet anticipated clinical trial and if approved, commercial demands. In the future, we may rely on them or other third parties, or our own manufacturing capabilities for the manufacturing and processing of TIL-based product candidates for our clinical trials.

To meet projected needs for commercial sale quantities, we are building our own commercial manufacturing facility to supply and process products. Developing our own manufacturing capabilities may be costlier than we anticipate or result in significant delays. If we are unable to develop our own manufacturing capabilities, we may need to rely on CMOs, including both current and alternate suppliers, to ensure sufficient capacity is available for commercial purposes.

WuXi

In November 2016, we entered into a three-year manufacturing and services agreement, or MSA, with WuXi, pursuant to which WuXi agreed to provide manufacturing and other services. Under the agreement, we entered into two statements of work for two cGMP manufacturing suites to be established and operated by WuXi for our product manufacturing. The statements of work for each of the suites were amended in 2019 and include a fixed component to reserve a dedicated suite and a trained work force, and a variable component, mainly materials and testing used during the manufacturing process. Both statements of work provide for adjustments to the targeted production capacity levels and corresponding fixed quarterly fees upon written notice from us of 30 and 90 days for the first and second dedicated suites, respectively. The quarterly fixed fees payable for each of the dedicated manufacturing suites range from $1.2 million to $2.7 million depending on the production capacity level targeted. The terms of the related statements of work for the first and second dedicated manufacturing suites currently extend to May 2020 and June 2021, respectively.

Personalized Patient Product

In September 2017, we entered into an agreement with TrakCel Ltd., or TrakCel, to build a scheduling and logistics software tool that automates the supply chain for our TIL therapy products. The TrakCel software will electronically link us with our clinical sites, CMOs and couriers to schedule and track TIL therapies for each patient. The TrakCel software is also intended to help manage capacity utilization and throughput and will provide efficiencies in the delivery of TIL treatment.

The TrakCel software is also designed to ensure chain of identity for each patient’s product. Because our product candidates are specifically manufactured for each individual patient, we will be required to maintain a chain of identity with respect to the patient’s tumor as it moves from the patient to the manufacturing facility, through the manufacturing process, and back to the patient.

We continue to explore optimized scheduling and logistics software tools useful in the commercialization of our TIL therapies, including tools from vendors other than TrakCel.

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

During 2018, we received an orphan drug designation from the FDA for LN-145 for the treatment of cervical cancer with a tumor size of greater than 2 cm in diameter.

Fast Track Designation

In August 2017, we announced that the FDA had granted Fast Track designation for lifileucel for the treatment of advanced melanoma. The FDA’s Fast Track process is designed to facilitate the development and expedite the review of drugs that treat serious conditions and fill an unmet medical need. Fast Track designation allows more frequent meetings and communications with the FDA to discuss the drug’s development plans and review process. The Fast Track designation also allows for the possibility for rolling review of a BLA by FDA, and also potential eligibility (if criteria are met) for accelerated approval.

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

Commercialization Plan

We currently have limited sales, marketing or commercial product distribution capabilities and as a company we have no experience in commercializing a cell therapy products. We are in the process of building our U.S. commercial and medical affairs infrastructure and intend to build our own global commercialization capabilities over time in certain geographies for our TIL product candidates including lifileucel for metastatic melanoma and LN-145 for metastatic cervical cancer. Melanoma is a common type of skin cancer, accounting for approximately 96,000 patients diagnosed and 7,230 deaths each year in the United States according to SEER as of 2019. In cervical cancer approximately 13,000 women were diagnosed and approximately 4,300 cervical cancer-related deaths occurred in the United States in 2019. If any of our TIL product candidates are approved, we expect to commercialize those products in the United States with an experienced sales, marketing, payer access and distribution organization including a national specialty oncology sales force. We have started and continue to build a dedicated team of Medical Affairs professionals to help educate health professionals about our TIL therapy and to assist in any training necessary for individual centers to administer our therapy. Outside the United States, we are in the process of defining our regulatory and commercial strategy. As additional product candidates advance through our pipeline, our commercial plans will evolve as we consider elements such as the market potential.

The five primary areas of our pre-launch efforts include:

●	center engagement for commercial launch;
●	development of a close collaboration with healthcare professionals, or HCPs, who will be handling or administering our product;
●	operational excellence by us in provision of our product;
●	communication with payors; and
●	building a patient-centric organization

To date, in the United States lifileucel has been administered in 23 centers and LN-145 for cervical cancer has been administered in 19 centers. We anticipate that centers with prior TIL experience will be the initial targets for launch upon approval.

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

We have engaged in the development of our own patent portfolio based on internal research and development activities in 2018. As a result, we now own a number of pending patent applications and granted patents in the fields of TIL therapy, marrow infiltrating lymphocyte or MIL therapy, PBL therapy, TIL, MIL, and PBL manufacturing processes, and TIL, MIL, and PBL expansion methods. Our patent portfolio includes nine recently-granted U.S. patents related to our Gen 2 TIL manufacturing process. We expect to further develop our own patent portfolio as a strategic focus in 2020.

Research, Development and License Agreements

Currently, preclinical research and development is conducted primarily at our own internal research and development laboratory in Tampa, Florida, and additionally with the NCI, Moffitt, and MDACC, as described below. We also have preclinical collaborations with MDACC and Ohio State University. We sponsor our own clinical trials and also collaborate on investigator-sponsored clinical trials with the NCI, Moffitt, and MDACC.

In addition, we hold exclusive, co-exclusive, and non-exclusive licenses to certain patent and other intellectual property rights with the National Institutes of Health, or NIH, an agency of the United States Public Health Service within the Department of Health and Human Services, Moffitt, MDACC, Novartis, and Cellectis as described in this Annual Report on Form 10-K.

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

Pursuant to the terms of the CRADA, as amended, we are required to make quarterly payments of $0.5 million to the NCI for support of research activities. To the extent we license patent rights relating to a TIL-based product candidate, we will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, we may be required to supply certain test articles, including TIL, grown and processed under cGMP conditions, suitable for use in clinical trials, where we hold the investigational new drug application for such clinical trial. The extended CRADA has a five-year term expiring in August 2021. We or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date.

Patent License Agreement Related to the Development and Manufacture of TIL

Effective October 5, 2011, we entered into an Exclusive Patent License Agreement, or the Patent License Agreement, with the NIH, an agency of the United States Public Health Service within the Department of Health and Human Services, which was subsequently amended on February 9, 2015 and October 2, 2015. Pursuant to the Patent License Agreement as amended, the NIH granted us licenses, including exclusive, co-exclusive, and non-exclusive licenses, to certain technologies relating to autologous tumor infiltrating lymphocyte adoptive cell therapy products for the treatment of metastatic melanoma, lung, breast, bladder and HPV-positive cancers. The Patent License Agreement requires the Company to pay royalties based on a percentage of net sales (which percentage is in the mid-single digits), a percentage of revenues from sublicensing arrangements, and lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications and other direct costs incurred by the NIH pursuant to the agreement.

Exclusive Patent License Agreement Related to TIL Selection

On February 10, 2015, we entered into an exclusive patent license Agreement, or the Exclusive Patent License Agreement, with the NIH under which we received an exclusive license to the NIH’s rights to patent-pending technologies related to methods for improving adoptive cell therapy through more potent and efficient production of TIL from melanoma tumors by selecting for T cell populations that express various inhibitory receptors. Unless terminated sooner, the license shall remain in effect until the last licensed patent right expires. Under the Exclusive Patent License Agreement, the Company agreed to pay customary royalties based on a percentage of net sales of a licensed product (which percentage is in the mid-single digits), a percentage of revenues from sublicensing arrangements, and lump sum benchmark payments upon the successful completion of clinical studies involving licensed technologies, the receipt of the first FDA approval or foreign equivalent for a licensed product or process resulting from the licensed technologies, the first commercial sale of a licensed product or process in the United States, and the first commercial sale of a licensed product or process in any foreign country.

H. Lee Moffitt Cancer Center

Research Collaboration and Clinical Grant Agreements with Moffitt

In December 2016, we entered into a new three-year Sponsored Research Agreement with H. Lee Moffitt Cancer Center, or Moffitt. At the same time, we have entered into a clinical grant agreement with Moffitt under which we provide support for an ongoing clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with metastatic melanoma. In June 2017, we entered into a second clinical grant agreement with Moffitt to support a new clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with non-small cell lung cancer, under which we obtained a non-exclusive, royalty-free license to any new Moffitt inventions made in the performance of the agreement. Under both clinical grant agreements with Moffit, we have non-exclusive rights to clinical data arising from the respective clinical trials.

Exclusive License Agreements with Moffitt

We entered into a license agreement with Moffitt, or the First Moffitt License, effective as of June 28, 2014, under which we received a world-wide license to Moffitt’s rights to patent-pending technologies related to methods for improving TIL for adoptive cell therapy using toll-like receptor agonists. Unless earlier terminated, the term of the license extends until the earlier of the expiration of the last issued patent related to the licensed technology or 20 years after the effective date of the license agreement.

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

We entered into a license agreement with Moffitt effective as of May 7, 2018, or the Second Moffitt License, under which we received a license to Moffitt’s rights to patent-pending technologies related to the use of 4-1BB agonists in conjunction with TIL manufacturing processes and therapies. We continue to develop TIL therapies using a 4-1BB agonist in manufacturing in conjunction with M.D. Anderson Cancer Center.

Pursuant to the Second Moffitt License, we paid an upfront licensing fee in the amount of $0.1 million in 2018. An annual license maintenance fee will be also payable commencing on the first anniversary of the effective date. In addition, we agreed to pay an annual commercial use payment for each indication for which a first sale has occurred, which in the aggregate amounts to up to $0.4 million a year.

PolyBioCept

PolyBioCept Exclusive and Co-Exclusive License Agreement

On September 14, 2016, we entered into an exclusive and co-exclusive license Agreement, or the PolyBioCept Agreement, with PolyBioCept, AB, or PolyBioCept, a corporation organized under the laws of Sweden. Under the PolyBioCept Agreement, we received the exclusive right and license to PolyBioCept’s intellectual property to develop, manufacture, market and genetically engineer TIL produced by expansion, selection and enrichment using a proprietary cytokine cocktail. We also received a co-exclusive license (with PolyBioCept) to develop, manufacture and market genetically engineered TIL under the same intellectual property. The licenses were for use in all cancers and were worldwide in scope, with the exception that the uses in melanoma are not included for certain countries of the former Soviet Union. On June 13, 2019, we terminated the PolyBioCept Agreement.

M.D. Anderson Cancer Center

Strategic Alliance Agreement

On April 2017, we entered into a Strategic Alliance Agreement, or the SAA, with MDACC under which we and MDACC agreed to conduct clinical and preclinical research studies. We agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA. In return, we acquired all rights to inventions resulting from the studies and have been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of MDACC reasonably necessary to exploit, including the commercialization thereof. We have also been granted certain rights in clinical data generated by MDACC outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt by us of all deliverables due from MDACC thereunder. In May 2017, the Company made a prepayment of $1.4 million under this agreement.

MedImmune

In December 2015, we entered into a collaboration agreement, the MedImmune Agreement, with MedImmune, the global biologics research and development arm of AstraZeneca, to conduct clinical and preclinical research immuno-oncology. Under the MedImmune Agreement, we funded and sought to conduct at least one clinical trial combining MedImmune's PD-L1 inhibitor, durvalumab with TIL for treatment of patients. MedImmune supplied durvalumab for the clinical trials. On April 3, 2019, the Company and MedImmune announced that the study was closed because of a changing treatment landscape and a lack of enrollment, and the collaboration agreement was terminated as of April 1, 2019.

WuXi

In November 2016, the Company entered into a three-year manufacturing and services agreement, or MSA, with WuXi pursuant to which WuXi agreed to provide manufacturing and other services. Under the agreement, the Company entered into two statements of work for two cGMP manufacturing suites to be established and operated by WuXi for the Company. The statements of work for each of the suites were amended in 2019 and include a fixed component to reserve a dedicated suite and a trained work force and a variable component, mainly materials and testing used during the manufacturing processes. Both statements of work provide for adjustments to the targeted production capacity levels and corresponding fixed quarterly fees upon written notice from the Company of 30 and 90 days for the first and second dedicated suites, respectively. The terms of the related statements of work for the first and second dedicated manufacturing suites currently extend to May 2020 and June 2021, respectively.

Cellectis

In June 2018, we entered into a preclinical research collaboration with Cellectis to investigate TALEN for genetic editing in conjunction with TIL therapy. In January 2020, we entered into a license agreement with Cellectis to use the TALEN technology to genetically edit TIL (see Subsequent Events).

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

Due to the promising clinical therapeutic effect of their therapies in clinical exploratory trials, we anticipate substantial direct competition from other organizations developing advanced T cell therapies targeting patients who have received prior anti-PD-1/PD-

L1 therapies. In particular, we expect to compete with other new therapies for our lead indications developed by companies such as Bristol-Myers Squibb, Merck, Nektar Therapeutics, Idera Pharmaceuticals, Checkmate Pharmaceuticals, Oncosec Medical, Immetacyte, WindMIL Therapeutics, Seattle Genetics, and others. We also may compete with therapies based on genetically engineered T cells rendered reactive against tumor-associated antigens prior to their administration to patients. Genetically engineered T cells are being pursued by several companies, including Adaptimmune, Bristol-Myers Squibb’s through its acquisition of Celgene, Gilead Sciences, Novartis and others. To date, these technologies have been primarily applicable to hematologic malignancies, but their application in solid tumor indications may create competition with us.

Competition for late stage melanoma patients may come, if approved, from several compounds currently under development. In 2019, Idera Pharmaceuticals reported results from an ongoing Phase 3 clinical trial of the TLR9 agonist IMO-2125 in combination with ipilimumab indicating an ORR of 18% in 49 melanoma patients who had previously received anti-PD-1 therapy. Checkmate Pharmaceuticals reported preliminary results from an ongoing Phase 1b clinical trial of the TLR9 agonist CMP-001 in combination with pembrolizumab indicating an ORR of 25% in 82 patients who had received prior anti-PD-1 therapy.

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

Biologic products are regulated by the FDA under a combination of the federal Food, Drug, and Cosmetic Act, or FDCA, and Public Health Services Act, or PHSA, and the FDA’s implementing regulations. Failure to comply with regulatory requirements may result in significant regulatory actions. Such actions may include refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold or termination of clinical trials, warning letters, untitled letters, cyber letters, modification of promotional materials or labeling, provision of corrective information, imposition of post-market requirements including the need for additional testing, imposition of distribution or other restrictions under a Risk Evaluation and Mitigation Strategy, or REMS, product recalls, product seizures or detentions, refusal to allow imports or exports, total or partial suspension of production or distribution, FDA debarment, injunctions, fines, consent decrees, corporate integrity agreements, debarment from receiving government contracts and new orders under existing contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement, or civil or criminal penalties, including fines and imprisonment, and adverse publicity, among other adverse consequences.

The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices, or GLP, regulation, as well as manufacturing development and formulation studies;
●	submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
●	approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site or centrally, before the trial is begun;
●	performance of adequate and well-controlled human clinical trials to establish the safety, and efficacy of the proposed biologic product candidate for its intended purpose;
●	preparation of and submission to the FDA of a BLA, after completion of pivotal clinical trial(s);
●	satisfactory completion of an FDA Advisory Committee review, if applicable;
●	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical sites to assess compliance with current Good Clinical Practices, or cGCPs; and
●	FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States, which must be updated periodically when changes are made.

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

Regulatory authorities, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk, that the trial is not being conducted in accordance with regulatory or IRB requirements, or that the trial is unlikely to meet its stated objectives. Sponsors may also discontinue studies or development programs for many reasons, including changing business objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, or DSMB, which provides recommendations and assessments for whether or not a study should move forward at designated check points based on access to certain data from the study. Following a review by a DSMB, the study may be halted if there is an unacceptable safety risk for subjects or on other grounds, such as failure to demonstrate efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries. For instance, we are required to register certain clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes, and also to certify to FDA our compliance with these requirements when we make FDA submissions. Failure to make required ClinicalTrials.gov submissions, submitting false or misleading information to ClinicalTrials.gov, or making false certifications to FDA could result in enforcement actions, including civil money penalties and adverse publicity.

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

●	Phase 1 - The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
●	Phase 2 - The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
●	Phase 3 - The investigational product is administered to an expanded patient population in adequate and well-controlled studies to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit relationship of the investigational product and to provide an adequate basis for product approval. Typically, two Phase 3 studies are required by the FDA for product approval.
●	Phase 4 - In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be made a condition to approval of the BLA.

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

The manufacture of investigational biologics for the conduct of human clinical trials is subject to cGMP requirements. Investigational biologics and active ingredients imported into the United States are also subject to regulation by the FDA relating to their labeling and distribution. Further, the export of investigational products outside of the United States is subject to regulatory requirements of the importing country as well as U.S. export requirements under the FDCA. Additional United States and foreign laws and regulations may also be applicable to the handling, import, export, and transportation of biological materials, including tissue samples.

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

If compliance with the pre-and post-marketing regulatory standards are not maintained or if problems occur after the product reaches the marketplace, the FDA may also withdraw the product approval. Further, should new safety information arise, additional testing, product labeling, or FDA notification may be required.

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

In August 2017, we announced that the FDA had granted Fast Track designation for lifileucel, for advanced metastatic melanoma. The Fast Track designation does not change the standards for approval but may expedite the development or approval process. In October 2018, we announced that lifileucel had received the RMAT designation for metastatic melanoma. In 2019 the FDA granted Fast Track designation and Breakthrough Therapy Designation for LN-145 for metastatic cervical cancer.

Orphan Drugs

During 2015, we received an orphan drug designation for lifileucel in the United States to treat malignant melanoma stages IIB-IV. We plan to seek orphan drug designation for some or all our other product candidates in specific orphan indications in which there is a medically plausible basis for the use of such products.

During 2018, we received an orphan-drug designation from the FDA for LN-145 for the treatment of cervical cancer with a tumor size of greater than 2cm in diameter.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic, as sameness is defined in the FDA’s regulations, for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research, opportunities for certain research grant funding, and a waiver of the BLA application fees. The tax credit, however, was recently limited through Congress’s tax reform efforts. Despite these benefits, the orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

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

Post-Approval Requirements

Any products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product and deviations, annual reporting and monitoring and providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, certain electronic records and signature requirements, fulfilling post-marketing study and REMS commitments, and complying with FDA promotion and advertising requirements, which include, among other things, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses or otherwise consistent with the FDA-approved product labeling (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, rules regarding communication of health care economic information regarding biopharmaceutical products to payors and formularies, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available products for off-label use, if they deem such use to be appropriate in their professional medical judgment, manufacturers may not market or promote such off-label uses. Recent court decisions have impacted FDA’s enforcement activity regarding off-label promotion in light of First Amendment considerations; however, there are still significant risks in this area, in part due to the potential for False Claims Act exposure.

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

The federal AKS prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs, in whole or in part. The term remuneration has been interpreted broadly to include anything of value. The federal AKS has been interpreted broadly to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. The term "remuneration" includes kickbacks, bribes or rebates and also has been broadly interpreted to include anything of value, including, for example, gifts, discounts, waivers of payment, ownership interest and providing anything at less than its fair market value. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution or other regulatory sanctions. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the AKS. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Our practices may not in all cases meet all the criteria for protection under a statutory exception or regulatory safe harbor.

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

The civil monetary penalties statute imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim for payment, or approval to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

The FCA imposes liability on persons who, among other things, knowingly present or cause to be presented false or fraudulent claims for payment to, or approval by the federal government knowingly making or using, or causing to be made or used a false statement or record material to a claim to the federal government, or avoiding, decreasing or concealing an obligation to pay money to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes "any request or demand" for money or property presented to the federal government. The civil FCA has been or can be used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price and Average Manufacturer Price, improper promotion of uses not expressly approved by the FDA in a drug’s label, false statements associated with government grants, and allegations of misrepresentations with respect to services rendered, as well as claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. FCA claims may be based on noncompliance with regulatory requirements under an implied certification theory if material to the government’s decision to buy or pay for a drug. Intent to deceive is not required to establish liability under the civil FCA. Civil FCA liability may also be imposed for Medicare or Medicaid overpayments caused by understated rebate amounts that are not refunded within 60 days of discovering the overpayment, even if the overpayment was not caused by a false or fraudulent act. Actions under the FCA may be brought by the government or as a qui tam action by a private individual in the name of the government. If the government intervenes in a qui tam action, and prevails, the qui tam plaintiff will share in the proceeds from damages and fines or settlement funds. If the government declines to intervene, the qui tam plaintiff may pursue the case alone. Violations of the FCA can result in significant monetary penalties and treble damages. The government may further prosecute conduct under the criminal FCA, which prohibits the making or presenting of a claim to the government knowing the claim to be false, fictitious or fraudulent. Unlike the civil FCA, conviction requires proof of intent to submit a false claim. In addition, federal AKS violations (which may be alleged based on certain marketing practices, including allegations of off-label promotion) implicate the FCA.

Additionally, the FCPA, and similar worldwide anti-bribery laws, generally prohibit companies and their intermediaries from making, offering or authorizing improper payments or other items of value, directly or indirectly, to foreign officials, political parties, or candidates for the purpose of obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Activities that violate the FCPA, even if they occur wholly outside the United States, can result in criminal and civil fines, imprisonment, disgorgement, oversight, and debarment from government contracts. We cannot assure you that our internal control policies and procedures will protect us from reckless or negligent acts committed by our employees, future distributors, partners, collaborators or agents. Violations of these laws, or allegations of such violations, could result in fines, penalties or prosecution and have a negative impact on our business, results of operations and reputation.

Payment or reimbursement of prescription drugs by Medicaid or Medicare requires manufacturers of the drugs to submit pricing information to the Centers for Medicare & Medicaid Services, or CMS. The Medicaid Drug Rebate statute requires manufacturers to calculate and report price points, which are used to determine Medicaid rebate payments shared between the states and the federal government and Medicaid payment rates for the drug. For drugs paid under Medicare Part B, manufacturers must also calculate and report their Average Sales Price or ASP, which is used to determine the Medicare Part B payment rate for the drug. Drugs that are approved under a Biologic License Application, or BLA, or a New Drug Application, or NDA, including 505(b)(2) drugs, are subject to an additional inflation penalty which can substantially increase rebate payments. In addition, for BLA and NDA drugs, the Veterans Health Care Act, or VHCA, requires manufacturers to calculate and report to the Veterans Administration, or VA, a different price called the Non‑Federal Average Manufacturing Price, which is used to determine the maximum price that can be charged to certain federal agencies, referred to as the Federal Ceiling Price, or FCP. Like the Medicaid rebate amount, the FCP includes an inflation penalty. A Department of Defense regulation requires manufacturers to provide this discount on drugs dispensed by retail pharmacies when paid by the TRICARE Program. All these price reporting requirements create risk of submitting false information to the government, and potential FCA liability.

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

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil prohibits, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of whether the payor is public or private third-party, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense, and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters. The ACA amended the intent requirement of certain of these criminal statutes under HIPAA so that a person or entity no longer needs to have actual knowledge of the statute, or the specific intent to violate it, to have committed a violation.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as a person or entity that performs certain functions or activities that involve the use or disclosure of protected health information in connection with providing a service for or on behalf of, or provide services to, a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect. The Department of Health and Human Services Office of Civil Rights, or the OCR, has increased its focus on compliance and continues to train state attorneys general for enforcement purposes. The OCR has increased both its efforts to audit HIPAA compliance and its level of enforcement, with one recent penalty exceeding $5 million.

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

Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an additional aggregate of $1 million per year for “knowing failures,” for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. In the future, the reporting and transparency requirements for payments and transfers of value will be extend (based on 2018 legislation) beyond physicians to physician assistants, nurse practitioners, and other mid-level HCPs, (with reporting requirements going into effect in 2022 for payments made in 2021). Additionally, certain states also mandate implementation of commercial compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and other HCPs.

Analogous state laws and regulations, such as state anti-kickback and false claims laws, and other state laws addressing the pharmaceutical and healthcare industries, which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and in some cases may apply regardless of payor, i.e. even if reimbursement is not available. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines (the PhRMA Code) and the relevant compliance program guidance promulgated by the federal government (HHS-OIG) in addition to requiring drug manufacturers to report pricing and marketing information, including, among other things, information related to gifts, payments, or other remuneration to physicians and other healthcare providers or marketing expenditures, state and local laws that require the registration of pharmaceutical sales representatives, and state laws governing the privacy and security of health information and the use of prescriber-identifiable data in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, California enacted legislation – the California Consumer Privacy Act, or CCPA, – which went into effect on January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information.

To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti‑fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to HCPs.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under such laws, it is possible that certain business activities could be subject to challenge under one or more of such laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring that business arrangements with third parties comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert management's attention from the business.

If our operations are found to be in violation of any of such health regulatory laws described above or any other governmental laws and regulations that apply to us, we may be subject to penalties, including, without limitation, civil, administrative, and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and individual imprisonment, injunctions, private qui tam actions brought by individual whistleblowers in the name of the government, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results.

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

In the United States, the European Union, and other potentially significant markets for our product candidates, government authorities and private third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. Manufacturers frequently must rebate a portion of the prescription price to the third‑party payors as a condition of coverage, which can greatly reduce realization on the sale. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy, and are developing increasingly sophisticated methods of controlling healthcare costs. They may limit coverage to specific drug products on an approved list, or formulary, which might not include all the FDA-approved drug products for a particular indication, or they may control costs, particularly for new expensive therapies, by requiring prior authorization or imposing other restrictions before covering certain products, or they may condition payment based on achieving performance metrics. Legislative proposals to reform healthcare or reduce costs under government programs may result in lower reimbursement for our product candidates or exclusion of our product candidates from coverage.

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

Employees

As of December 31, 2019, we had 148 employees, 112 of whom were engaged in research and development activities and 36 of whom were engaged in general and administrative support activities. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel.

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

We are a clinical-stage biotechnology company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient's own immune system to eradicate cancer. We do not have products approved for commercial sale and have not generated revenue from operations. As of December 31, 2019, we had an accumulated deficit of $570.6 million. In addition, during the year ended December 31, 2019, we incurred a net loss of $197.6 million. Since our inception we have not generated any revenues from operations. We are preparing for the commercial launch of our products, if approved, in 2021. We do not expect to generate any meaningful product sales or royalty revenues until we have a product approved. We expect to incur significant additional operating losses in the future as we expand our development and clinical trial activities in support of demonstrating the effectiveness of our products.

Our ability to achieve long-term profitability is dependent upon obtaining regulatory approvals for our products and successfully commercializing our products alone or with third parties. However, our operations may not be profitable even if any of our products under development are successfully developed and produced and thereafter commercialized.

Our current line of business, and the biotechnology industry in which we operate, makes it difficult to evaluate our business plan and our prospects.

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

We have not previously submitted a BLA to the FDA, or similar marketing application to comparable foreign authorities, for any product candidate, and we cannot be certain that our current or any future product candidates will be successful in clinical trials or receive regulatory approval. Furthermore, although we do not expect to submit our BLA with comparisons to existing or more established therapies and likewise do not expect FDA to base its determination with respect to product approval on such comparisons, FDA may factor these comparisons into its decision whether to approve our TIL therapies, including lifileucel and LN-145 for metastatic cervical cancer. FDA may also consider its approvals of competing products, which may alter the treatment landscape concurrently with their review of our BLA filings, and which may lead to changes in FDA’s review requirements that have been previously communicated to us and our interpretation thereof, including changes to requirements for clinical data or clinical study design. Such changes could delay approval or necessitate withdrawal of our BLA filings.

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

If approved for marketing by applicable regulatory authorities, our ability to generate revenues from our product candidates will depend on our ability to:

●	price our product candidates competitively such that third-party and government reimbursement leads to broad product adoption;
●	prepare a broad network of clinical sites for administration of our product;
●	create market demand for our product candidates through our own marketing and sales activities, and any other arrangements to promote these product candidates that we may otherwise establish;
●	receive regulatory approval for the targeted patient population(s) and claims that are necessary or desirable for successful marketing;
●	hire, train, and deploy a commercial team including a sales force to commercialize product candidates in the United States and abroad;
●	manufacture product candidates through CMOs or in our own manufacturing facility in sufficient quantities and at acceptable quality and manufacturing cost to meet commercial demand at launch and thereafter;

●	establish and maintain agreements with wholesalers, distributors, pharmacies, and group purchasing organizations on commercially reasonable terms;
●	maintain patent and trade secret protection and regulatory exclusivity for our product candidates;
●	launch commercial sales of our product candidates;
●	maintain compliance with applicable laws, regulations, and guidance specific to commercialization including interactions with HCPs, patient advocacy groups, and communication of health care economic information to payors and formularies;
●	achieve market acceptance of our product candidates by patients, the medical community, and third-party payors;
●	achieve appropriate reimbursement for our product candidates;
●	maintain a distribution and logistics network capable of product storage within our specifications and regulatory guidelines, and further capable of timely product delivery to commercial clinical sites;
●	effectively compete with other therapies or competitors; and
●	maintain a continued acceptable safety profile of our product candidates following launch.

We have a brief history as a company conducting clinical trials and face risks due to the need to rely on third parties.

We initiated our clinical development efforts in 2015 and expanded those efforts in 2017. As such, we have a brief history of conducting clinical trials and have no experience as a company in filing and supporting the applications necessary to gain marketing approvals. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety, purity, and potency for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by, applicable regulatory authorities. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval.

We have recruited a team that has experience with clinical trials and in the development of preclinical assets for translation into clinical trials; however, we as a company have limited experience completing pivotal clinical trials for cell therapy products or developing preclinical immunotherapy products. In part because of this lack of experience, we cannot be certain that our ongoing pivotal clinical trials will be completed on time, if at all, will progress according to our plans or expectations, or that our planned clinical trials will be initiated or initiated in a timely manner, progress according to our plans or expectations, or be completed on time, if they are completed at all.

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

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any current or future clinical studies will be conducted as planned or completed on schedule, if at all, or that any of our product candidates will receive regulatory approval. We initiated clinical trials in patients with metastatic melanoma, cervical, head and neck and non-small cell lung cancers, and in other indications in collaboration with third parties. We plan to initiate trials in new indications, and new cohorts in existing trials. Even as these trials progress, issues may arise that could require us to suspend or terminate such clinical trials or could cause the results of one cohort to differ from a prior cohort. For example, we may experience slower than anticipated enrollment in our pivotal clinical trials, which may consequently delay our BLA filing timelines or permit competitors to obtain approvals that may alter our BLA filing strategy. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely initiation or completion of clinical development, or product approval include:

●	inability to generate sufficient preclinical data to support the initiation of clinical studies;
●

regulators or Institutional Review Boards, or IRBs may not authorize us or our investigators to commence a clinical trial, conduct a clinical trial at a prospective trial site, or amend trial protocols, or regulators or IRBs may require that we modify or amend our clinical trial protocols;

●	delays in reaching a consensus or inability to obtain agreement with regulatory agencies on study design;
●

the FDA or comparable foreign regulatory authorities may disagree with our intended indications, study design or our interpretation of data from preclinical studies and clinical trials or find that a product candidate’s benefits do not outweigh its safety risks;

●	the FDA or comparable foreign regulatory authorities may not accept data from studies with clinical trial sites in foreign countries;
●

the FDA may not allow us to use the clinical trial data from a research institution to support an IND if we cannot demonstrate the comparability of our product candidates with the product candidate used by the relevant research institution in its clinical studies;

●

delays in or failure to reach an agreement on acceptable terms with prospective CROs and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;

●	delays in obtaining required IRB approval at each clinical study site;
●

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

●	delays in recruiting suitable patients to participate in our clinical studies;
●	delay in adding new investigators or clinical trial sites, or withdrawal of clinical trial sites from a study;
●

delay or change in strategic direction for an indication resulting from differences in results between cohorts in a clinical trial, such as Cohort 2 and Cohort 4 of the C-144-01 clinical trial or the previously disclosed preliminary results for the C-145-04 trial and the final patient population and results, including differences in patient population, or from different interpretations of investigator results by IRC;

●	failure by our CROs, clinical trial sites, patients, or other third parties, or us to adhere to clinical study requirements, including regulatory, contractual or protocol requirements;
●	failure to perform in accordance with the FDA’s cGCP requirements, or applicable regulatory guidelines in other countries;
●

the number of patients required for clinical trials of our product candidates may be larger than we anticipate or enrollment in these clinical trials may be slower than we anticipate, potentially affecting our timelines for approval of our product candidates;

●

patients that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop such patients from the study or clinical trial, increase the needed enrollment size for the study or clinical trial or extend the study’s or clinical trial’s duration;

●	patients dropping out of a study;
●	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
●

changes in regulatory requirements and guidance that require amending or submitting new clinical protocols to regulatory authorities and IRBs, and which may cause delays in our development programs, or changes to regulatory review times;

●	there may be regulatory questions or disagreements regarding interpretations of data and results, or new information may emerge regarding our product candidates;
●	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;
●

the cost of clinical studies of our product candidates being greater than we anticipate, or we may have insufficient funds for a clinical trial or to pay the substantial user fees required by the FDA upon the filing of a BLA;

●

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

●

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

●	we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development;
●	there may be changes to the therapeutics or their regulatory status which we are administering in combination with our product candidates;
●

the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or our manufacturing facilities for clinical and future commercial supplies;

●	the FDA or comparable regulatory authorities may take longer than we anticipate making a decision on our product candidates;
●

transfer of our manufacturing processes to our CMOs or other larger-scale facilities operated by a CMO or by us and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process;

●

our use of different manufacturing processes within our clinical trials, including our Gen 1 and Gen 2 manufacturing processes, and any effects that may result from the use of different processes on the clinical data that we have reported and will report in the future; and

●

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

We are currently enrolling our company-sponsored, Phase 2 clinical trials to establish the feasibility of our product, and to assess its overall safety and efficacy in patients with cervical, head and neck and lung cancers. However, we may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. Our ability to enroll or treat patients in our other studies, or the duration or costs of those studies, could be affected by multiple factors, including, preliminary clinical results, which may include efficacy and safety results from our ongoing Phase 2 studies, but may not be reflected in the final analyses of these trials. For example, our studies of TIL therapy LN-145 in patients with recurrent, metastatic or persistent cervical cancers and TIL therapy lifileucel in advanced melanoma utilize an “open-label” trial design. An open-label trial is one where both the patient and investigator know whether the patient is receiving the test article or either an existing approved drug or placebo, which has the potential to create selection bias in the investigators. In our Phase 2 open-label studies of TIL therapy LN-145 in patients with recurrent, metastatic or persistent cervical cancers and TIL therapy lifileucel in advanced melanoma, the investigators have significant discretion over the selection of patient participants. Although preliminary data from these trials was generally positive, that data may not necessarily be representative of interim or final results, as new patients are cycled through the applicable treatment regimes. As the trials continue, the investigators may prioritize patients with more progressed forms of cancer than the initial patient population, based on the success or perceived success of that initial population. Patients with more progressed forms of cancer may be less responsive to treatment, and accordingly, interim efficacy data may show a decline in patient response rate or other assessment metrics. As the trials continue, investigators may shift their approach to the patient population, which may ultimately result in a decline in both interim and final efficacy data from the preliminary data, or conversely, an increase in final efficacy data following a decline in the interim efficacy data, as patients with more progressed forms of cancer are cycled out of the trials and replaced by patients with less advanced forms of cancer. This opportunity for investigator selection bias in our trials as a result of open-label design may not be adequately handled and may cause a decline in or distortion of clinical trial data from our preliminary results. Depending on the outcome of our open-label studies, we may need to conduct one or more follow-up or supporting studies in order to successfully develop our products for FDA approval. Many companies in the biotechnology, pharmaceutical and medical device industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we cannot be certain that we will not face such setbacks.

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

We currently anticipate that we will have to rely on our CMOs to manufacture our adoptive cell therapy and biologic products for clinical trials. If they fail to commence or complete, or experiences delays in, manufacturing our adoptive cell therapy and other biologic products, our planned clinical trials will be delayed, which will adversely affect our stock price and our ability to conduct our business as currently planned.

Clinical trials are expensive, time-consuming and difficult to design and implement, and our clinical trial costs may be higher than for more conventional therapeutic technologies or drug products.

Clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Because our product candidates include candidates based on new cell therapy technologies and manufactured on a patient-by-patient basis, we expect that they will require extensive research and development and have substantial manufacturing costs. In addition, costs to treat patients with relapsed/refractory cancer and to treat potential side effects that may result from our product candidates can be significant. Some clinical trial sites may not bill, or obtain coverage from Medicare, Medicaid, or other third-party payors for some or all of these costs for patients enrolled in our clinical trials, and we may be required by those trial sites to pay such costs. Accordingly, our clinical trial costs are likely to be significantly higher per patient than those of more conventional therapeutic technologies or drug products. In addition, our proposed personalized product candidates involve several complex and costly manufacturing and processing steps, the costs of which will be borne by us. We are also responsible for the manufacturing costs of products for patients that may have a tumor resection but ultimately do not receive an infusion. Depending on the number of patients that we ultimately screen and enroll in our trials, and the number of trials that we may need to conduct, our overall clinical trial costs may be higher than for more conventional treatments.

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

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. Our current and future clinical trial results may not be successful. Moreover, should there be a flaw in a clinical trial, it may not become apparent until the clinical trial is well advanced. Further, because we currently plan to test our product candidates for use with other oncology products, the design, implementation, and interpretation of the clinical trials necessary for marketing approval may be more complex than if we were developing our product candidates alone.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients, or similar patients in the pivotal program to the Phase 2, who remain in the trial until its conclusion. We may experience difficulties or delays in patient enrollment in our clinical trials for a variety of reasons, including:

●	the size and nature of the patient population;
●	the severity of the disease under investigation;
●	the patient eligibility criteria defined in the protocol;
●	the size of the study population required for analysis of the trial’s primary endpoints;
●	the proximity of patients to trial sites;
●	the design of the trial;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	the efforts to facilitate timely enrollment in clinical trials and the effectiveness of recruiting publicity;
●	the patient referral practices of physicians;
●	competing clinical trials for similar therapies or other new therapeutics not involving cell-based immunotherapy;
●

clinicians’ and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating;

●	clinical investigators enrolling patients who do not meet the enrollment criteria, requiring the inclusion of additional patients in the clinical trial;
●	approval of new indications for existing therapies or approval of new therapies in general;
●	our ability to obtain and maintain patient consents; and
●

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

The manufacture of our product candidates is complex, and we may encounter difficulties in production, particularly with respect to process development, quality control, or scaling-up of our manufacturing capabilities. If we, or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

Our product candidates are biologics and the process of manufacturing our products is complex, highly-regulated and subject to multiple risks. The manufacture of our product candidates involves complex processes, including harvesting tumor fragments from patients, isolating the T cells from the tumor fragments, multiplying the T cells to obtain the desired dose, and ultimately infusing the T cells back into a patient. As a result of the complexities, the cost to manufacture biologics is generally higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and is more difficult to reproduce. Our manufacturing process will be susceptible to product loss or failure due to logistical issues associated with the collection of tumor fragments, or starting material, from the patient, shipping such material to the manufacturing site, shipping the final product back to the patient, and infusing the patient with the product, manufacturing issues associated with the differences in patient starting material, interruptions in the manufacturing process, contamination, equipment failure, assay failures, improper installation or operation of equipment, vendor or operator error, inconsistency in cell growth, meeting pre-specified release criteria, and variability in product characteristics. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If for any reason we lose a patient’s starting material, or later-developed product at any point in the process, or if any product does not meet the applicable specifications, the manufacturing process for that patient will need to be restarted, including resection of the proper amount of tumor fragment and the resulting delay may adversely affect that patient’s outcome. If microbial, viral, environmental or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

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

Currently, our product candidates are manufactured using processes developed or modified by us or by our third-party research institution collaborators that we may not intend to use for more advanced clinical trials or commercialization. We have selected Gen 2 as the manufacturing process for product registration, and all ongoing and future company-sponsored clinical trials. Although we believe Gen 2 is a commercially viable process, there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency, and timely availability of raw materials. This includes potential risks associated with FDA not agreeing with all of the details of our validation data or our potency assay for Cohort 4 of our C-144-01 clinical trial. Furthermore, some of our CMOs may not be able to establish comparability of their products with TIL product used in Cohort 2 or may not be fully validated prior to starting Cohort 4. As a result of these challenges, we may experience delays in our clinical development and/or commercialization plans. We may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

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

Reliance on third-party manufacturers entails exposure to risks to which we would not be subject if we manufactured the product candidate ourselves, including:

●	inability to negotiate manufacturing and quality agreements with third parties under commercially reasonable terms;
●	reduced day-to-day control over the manufacturing process for our product candidates as a result of using third-party manufacturers for all aspects of manufacturing activities;
●	reduced control over the protection of our trade secrets and know-how from misappropriation or inadvertent disclosure;
●

termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that may be costly or damaging to us or result in delays in the development or commercialization of our product candidates; and

●	disruptions to the operations of our third-party manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier.

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

In addition, the manufacturing process and facilities for any products that we may develop is subject to FDA and foreign regulatory authority approval processes, and we or our CMOs will need to meet all applicable FDA and foreign regulatory authority requirements, including cGMPs, on an ongoing basis. The cGMP requirements include quality control, quality assurance, and the maintenance of records and documentation. The FDA and other regulatory authorities enforce these requirements through facility inspections. Manufacturing facilities must submit to pre-approval inspections by the FDA that will be conducted after we submit our marketing applications to the agency. Manufacturers are also subject to continuing FDA and other regulatory authority inspections following marketing approval. Further, we, in cooperation with our CMOs, must supply all necessary chemistry, manufacturing, and control documentation in support of a BLA on a timely basis.

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

Even to the extent we use and continue to use CMOs, we are ultimately responsible for the manufacture of our products and product candidates. A failure to comply with these requirements may result in regulatory enforcement actions against our manufacturers or us, including fines and civil and criminal penalties, which could result in imprisonment, suspension or restrictions of production, injunctions, delay or denial of product approval or supplements to approved products, clinical holds or termination of clinical studies, warning or untitled letters, regulatory authority communications warning the public about safety issues with the biologic, refusal to permit the import or export of the products, product seizure, detention, or recall, operating restrictions, suits under the civil False Claims Act, corporate integrity agreements, consent decrees, or withdrawal of product approval.

Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects.

Cell-based therapies and biologics rely on the availability of reagents, specialized equipment, and other specialty materials, which may not be available to us on acceptable terms or at all. For some of these reagents, equipment, and materials, we rely or may rely on sole source vendors or a limited number of vendors, which could impair our ability to manufacture and supply our products.

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

With the exception of lifileucel and LN-145 for metastatic cervical cancer, our research and development programs are at an early stage. We must demonstrate our products’ safety and efficacy in humans through extensive clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our products, including but not limited to the following:

●	safety and efficacy results in various human clinical trials reported in scientific and medical literature may not be indicative of results we obtain in our clinical trials;
●	after reviewing test results, we or our collaborators may abandon projects that we might previously have believed to be promising;
●	we, our collaborators or regulators, may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks;
●

the effects our potential products have may not be the desired effects or may include undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if approved;

●	manufacturers may not meet the necessary standards for the production of the product candidates or may not be able to supply the product candidates in a sufficient quantity; and
●	regulatory authorities may find that our clinical trial design or conduct does not meet the applicable approval requirements.

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

Our lead products, lifileucel and LN-145, are initially targeting a small population of refractory patients that suffer from metastatic melanoma and metastatic cervical cancer. Even if the FDA approves these new therapies, and even if we obtain significant market share for each product candidate, because the potential target population for lifileucel and LN-145 in refractory patients may be small, we may never achieve profitability without obtaining regulatory approval for additional indications. The FDA often approves new therapies initially only for use in patients with relapsed or refractory metastatic disease. We expect to initially seek approval of our product candidates in this setting and are currently studying these patient populations.

We collaborate with governmental, academic and corporate partners to improve and develop TIL therapies for new indications for use in combination with other therapies and to evaluate new TIL manufacturing methods, the results of which, because the manufacturing processes are not within our control, may be incorrect or unreliable.

In addition to our own research and process development efforts, we seek to collaborate with government, academic research institutions and corporate partners to improve TIL manufacturing and to develop TIL therapies for new indications. In 2017-2019, we announced collaborations with Moffitt, MDACC, Ohio State University, and CHUM to evaluate several new solid tumor and hematologic indications for TIL therapy in clinical and preclinical studies as well as, in some cases, new TIL manufacturing approaches. The results of these collaborations may be used to support our filing with the FDA of INDs to conduct more advanced clinical trials of our product candidates, or to otherwise analyze or make predictions or decisions with respect to our current or future product candidates. However, because the majority of our collaborations are conducted at outside laboratories and we do not have complete control over how the studies are conducted or reported or over the manufacturing methods used to manufacture TIL product, the results of such studies, which we may use as the basis for our conclusions, projections or decisions with respect to our current or future product candidates, may be incorrect or unreliable, or may have a negative impact on us if the results of such studies are imputed to our products or proposed indications, even if such imputation is improper. For example, we have entered into collaborations with Moffitt, MDACC and CHUM to perform clinical trials using TIL products that differ from our products, but the results of these clinical trials, if negative, may adversely impact our stock price and our development plans for our products. Additionally, we may use third party data to analyze, reach conclusions or make predictions or decisions with respect to our product candidates that may be incomplete, inaccurate or otherwise unreliable.

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

Our operations have consumed substantial amounts of cash since inception. From our inception to December 31, 2019, we have an accumulated deficit of $570.6 million. In addition, our research and development and our operating costs have also been substantial and are expected to increase. In January 2018, we closed an underwritten public offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $162.0 million. In October 2018, we closed an underwritten public offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by us, were $236.7 million. In September 2019, we filed a shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $400 million. In addition to our continued spending for our product candidates, we expect to spend approximately $75 million to $85 million over the next three years for equipment and construction costs for our commercial-scale production facility under construction in Philadelphia, Pennsylvania, for which we have latitude as to the timing and amount of expenditures. As of December 31, 2019, we had $307.1 million in cash, cash equivalents and short-term investments ($14.0 million of cash and cash equivalents and $293.1 million in short-term investments) and $5.5 million in restricted cash.

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

●

progress, timing, scope and costs of our clinical trials, including the ability to timely initiate clinical sites, enroll subjects and manufacture TIL for treatment for patients in our ongoing, planned and potential future clinical trials;

●	time and cost necessary to obtain regulatory approvals that may be required by regulatory authorities to execute clinical trials or commercialize our product;
●	our ability to successfully commercialize our product candidates, if approved;
●	our ability to have clinical and commercial product successfully manufactured consistent with FDA and European Medicines Agency, or EMA, regulations;
●

amount of sales and other revenues from product candidates that we may commercialize, if any, including the selling prices for such potential products and the availability of adequate third-party coverage and reimbursement for patients;

●	sales and marketing costs associated with commercializing our products, if approved, including the cost and timing of building our marketing and sales capabilities;
●	cost of building, staffing and validating our own manufacturing facility in the United States;
●	terms and timing of our current and any potential future collaborations, licensing or other arrangements that we have established or may establish;
●	cash requirements of any future acquisitions or the development of other product candidates;
●	costs of operating as a public company;
●	time and cost necessary to respond to technological, regulatory, political and market developments;
●	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
●	costs associated with any potential business or product acquisitions, strategic collaborations, licensing agreements or other arrangements that we may establish.

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

Subject to various spending levels approved by our Board of Directors, our management will have broad discretion in the use of the net proceeds from our capital raises, including our October 2018 and January 2018 public offerings, and may not use them effectively.

Our management will have discretion in the application of the net proceeds from our capital raises, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from our capital raises are being used appropriately. You may not agree with our decisions, and our use of the proceeds from our capital raises may not yield any return to stockholders. Because of the number and variability of factors that will determine our use of the net proceeds from our capital raises, their ultimate use may vary substantially from their currently intended use. Our failure to apply the net proceeds of our capital raises effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. Stockholders will not have the opportunity to influence our decisions on how to use our net proceeds from our capital raises. Pending their use, we may invest the net proceeds from our capital raises in interest and non-interest bearing cash accounts, short-term, investment-grade, interest-bearing instruments and U.S. government securities. These temporary investments are not likely to yield a significant return.

The use of our net operating loss carryforwards and research tax credits may be limited.

Our net operating loss carryforwards and any future research and development tax credits may expire and not be used. As of December 31, 2019, we had U.S. federal net operating loss carryforwards of approximately $426.7 million. Our net operating loss carryforwards arising in taxable years ending on or prior to December 31, 2017 will begin expiring in 2027 if we have not used them prior to that time. Net operating loss carryforwards arising in taxable years ending after December 31, 2017 are no longer subject to expiration under the Internal Revenue Code of 1986, as amended, or the Code. Additionally, our ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Sections 382 and 383 of the Code, respectively, if we have a cumulative change in ownership of more than 50% within a three-year period.

We have performed an IRC Section 382 analysis as of December 31, 2018. Per the analysis, the May 2013 recapitalization, private placements in 2014 and 2016 may have already triggered such an ownership change. As a result, the federal and state carryforwards associated with the net operating loss and credit deferred tax assets were reduced by the amount of tax attributes estimated to expire during their respective carryforward periods. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. Depending on our future tax position, limitation of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

Recently enacted tax reform legislation in the U.S., changes to existing tax laws, or challenges to our tax positions could adversely affect our business and financial condition.

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

In addition, U.S. federal, state and local tax laws are extremely complex and subject to various interpretations. Although we believe that our tax estimates and positions are reasonable, including our decision to build our commercial manufacturing facility at the Navy Yard in Philadelphia in order to take advantage of the site’s designation as a Keystone Opportunity Zone, Keystone Opportunity Expansion Zone, or Keystone Opportunity Improvement Zone, or collectively KOZ, which allows incentives for business development, as well as certain other financial incentives provided by the Commonwealth of Pennsylvania, the City of Philadelphia and the Philadelphia Industrial Development Corporation, there can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. Further, challenges to the site’s designation as a KOZ or broader challenges to Pennsylvania’s KOZ program could result in the revocation of the site’s designation as a KOZ and the attendant tax advantages associated with such designation. If we are unsuccessful in such a challenge, or if the site’s status as a KOZ is revoked, the relevant tax authorities may assess additional taxes, which could result in adjustments to, or impact the timing or amount of, taxable income, deductions or other tax allocations, which may adversely affect our results of operations and financial position.

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

We may not be able to license new technology from third parties.

An element of our intellectual property portfolio is to license additional rights and technologies from third parties, including the NIH and others. Our inability to license the rights and technologies that we have identified, or that we may in the future identify, could have a material adverse impact on our ability to complete the development of our products or to develop additional products. No assurance can be given that we will be successful in licensing any additional rights or technologies from third parties, including the NIH and others. Failure to obtain additional rights and licenses may detrimentally affect our planned development of additional product candidates and could increase the cost, and extend the timelines associated with our development of such other products.

Our projections regarding the market opportunities for our product candidates may not be accurate, and the actual market for our products may be smaller than we estimate.

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers who are in a position to receive second- or third-line therapy, and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research by third parties, and may prove to be incorrect. Further, new studies or approvals of new therapeutics may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates and may also be limited by the cost of our treatments and the reimbursement of those treatment costs by third-party payors. For instance, we expect lifileucel to initially target a small patient population that suffers from metastatic melanoma. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

We are required to pay substantial royalties and lump sum benchmark payments under our license agreements with the NIH, Moffitt, Novartis, and Cellectis, and we must meet certain milestones to maintain our license rights.

Under our license agreements with the NIH, Novartis, and Cellectis for our adoptive cell therapy and immunotherapy technologies, we are currently required to pay both substantial benchmark payments and royalties to that institution based on our revenues from sales of our products utilizing the licensed technologies. These payments could adversely affect the overall profitability for us of any products that we may seek to commercialize under these license agreements. In order to maintain our license rights under the NIH, Moffitt, Novartis, and Cellectis license agreements, we will need to meet certain specified milestones, subject to certain cure provisions, in the development of our product candidates. There is no assurance that we will be successful in meeting these milestones on a timely basis, or at all.

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

Our TIL therapies and our other therapies may be provided to patients in combination with other agents provided by third parties. The cost of such combination therapy may increase the overall cost of therapy and may result in issues regarding the allocation of reimbursements between our therapy and the other agents, all of which may affect our ability to obtain reimbursement coverage for the combination therapy from governmental or private third party medical insurers.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. Large judgements have also been awarded in class action lawsuits based on therapeutics that had unanticipated side effects. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for our product candidates;
●	injury to our reputation;
●	withdrawal of clinical trial participants or sites and potential termination of clinical trial sites or entire clinical programs;
●	initiation of investigations by regulators, refusal to approve marketing applications or supplements, and withdrawal or limitation of product approvals;
●	costs to defend the related litigation;
●	a diversion of management’s time and our resources;
●	substantial monetary awards to trial participants or patients;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions;
●	loss of revenue;
●	significant negative media attention;
●	decrease in the price of our stock and overall value of our company;
●	exhaustion of our available insurance coverage and our capital resources; or
●	the inability to commercialize our product candidates.

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

Competition in the field of cancer therapy is intense and is accentuated by the rapid pace of technological development. Research and discoveries by others may result in breakthroughs which may render our products obsolete even before they generate any revenue. There are products that are approved and currently under development by others that could compete with the products that we are developing. Many of our potential competitors have substantially greater research and development capabilities and approval, manufacturing, marketing, financial and managerial resources and experience than we do. Our competitors may:

●	develop safer, more convenient or more effective immunotherapies and other therapeutic products;
●	develop therapies that are less expensive or have better reimbursement from private or public payors;
●	reach the market more rapidly, reducing the potential sales of our products; or
●	establish superior proprietary positions.

Due to the promising clinical therapeutic effect of competitor therapies in clinical exploratory trials, we anticipate substantial direct competition from other organizations developing advanced T cell therapies targeting patients who have received prior anti-PD-1/PD-L1 therapies. In particular, we expect to compete with other new therapies for our lead indications developed by companies such as Bristol-Myers Squibb, Merck, Nektar Therapeutics, Idera Pharmaceuticals, Checkmate Pharmaceuticals, Immetacyte, WindMIL Therapeutics, Seattle Genetics, and others. We also may compete with therapies based on genetically engineered T cells rendered reactive against tumor-associated antigens prior to their administration to patients. Genetically engineered T cells are being pursued by several companies, including Adaptimmune, Bristol-Myers Squibb through their acquisition of Celgene, Gilead Sciences, Novartis and others. To date, these technologies have been primarily applicable to hematologic malignancies, but their application in solid tumor indications may create competition with us. Many of these companies and our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources, and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the United States and internationally. Our competitors may obtain regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in competitors establishing a strong market position before we are able to enter the market.

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

Our lead product candidates, lifileucel and LN-145, are therapies for the treatment of metastatic melanoma and metastatic cervical cancer. Currently, there are numerous companies that are developing various alternate treatments for melanoma and cervical cancer, including patients that have progressed after prior treatment with checkpoint inhibitors and chemotherapy. Accordingly, lifileucel and LN-145 face significant competition in the melanoma and cervical cancer treatment space from multiple companies. Even if we obtain regulatory approval for lifileucel, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our therapies. We may not be able to implement our business plan if the acceptance of our products is inhibited by price competition or the reluctance of physicians to switch from other methods of treatment to our product, or if physicians switch to other new therapies, drugs or biologic products or choose to reserve our product for use in limited circumstances.

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

In addition, in order to supplement our own efforts to improve TIL manufacturing and develop TIL therapies in new indications in clinical trials, we currently work and collaborate with government and academic research institutions, medical institutions and corporate partners such as the NCI, Moffitt, Ohio State University, Cellectis, Yale University, Novartis, and CHUM. We also intend to continue to enter into additional third-party collaborative agreements in the future. However, we may not be able to successfully negotiate any additional collaborative arrangements. If established, these relationships may not be scientifically or commercially successful, or may be unable to enroll patients, such as our collaboration with RPCI. The success of these and future collaborations and joint development arrangements may be subject to numerous risks and uncertainties, including the inability or unwillingness of our partners to perform in the manner, or to the extent anticipated, and may also be subject to disagreements regarding the rights, interests, and performance of the counterparties under our licenses and development agreements. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercialization of the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority under the collaboration agreement.

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

●	collaborators may not perform their obligations as expected;
●

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

●

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

●	collaborators could fail to make timely regulatory submissions for a product candidate;
●	collaborators may not comply with all applicable regulatory requirements or may fail to report safety data in accordance with all applicable regulatory requirements;
●

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

●

product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

●

a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product candidate or product;

●

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

●

collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
●

collaborators may be involved in a business combination, resulting in the decreased emphasis or termination of development or commercialization of any product candidate subject to the collaboration agreement; and

●

termination of a collaboration agreement may make it more difficult to attract new collaborators and our and our products’ or product candidates’ reputation in the medical, business, and financial communities could be adversely affected.

If any third-party collaborator breaches or terminates its agreement with us or fails to conduct its activities in a timely manner, the commercialization of our products under development could be delayed or blocked completely. It is possible that our collaborators will change their strategic focus, pursue alternative technologies or develop alternative products, either on their own or in collaboration with others, as a means for developing treatments for the diseases targeted by our collaborative programs. The effectiveness of our collaborators in marketing our products will also affect our revenues and earnings.

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

We are currently developing lifileucel and LN-145 for use along with IL-2. We and our collaborators are also studying TIL therapy along with other products, such as pembrolizumab, ipilimumab and nivolumab. The development of product candidates for use in combination with another product may present challenges. For example, the FDA may require us to use more complex clinical trial designs, in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of these trials could show that any positive results are attributable to the already approved product. Moreover, following product approval, the FDA may require that products used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to already approved products, this may require us to work with another company to satisfy such a requirement. Moreover, developments related to the already approved products may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the approved product's safety or efficacy profile, changes to the availability of the approved product, and changes to the standard of care.

A Fast Track product designation, Breakthrough Therapy designation or other designation to facilitate product candidate development may not lead to faster development or a faster regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We were granted Fast Track designation by the FDA for lifileucel in advanced melanoma and LN-145 for metastatic cervical cancer. We were granted Breakthrough Therapy designation, or BTD, for LN-145 for metastatic cervical cancer and Regenerative Medicine Advanced Therapy, or RMAT, designation for lifileucel in advanced melanoma. We may seek Fast Track or Breakthrough designation for other of our current or future product candidates. Receipt of a designation to facilitate product candidate development is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for a designation, the FDA may disagree. In any event, the receipt of such a designation for a product candidate may not result in a faster development process, review, or approval compared to product candidates considered for approval under conventional the FDA procedures and does not assure ultimate marketing approval by the FDA. In addition, the FDA may later decide that the products no longer meet the designation conditions.

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

As a condition of biologic licensing, the FDA is authorized to require that sponsors of approved BLAs implement various post-market requirements, including REMS and Phase 4 studies. For example, when the FDA approved Novartis’ Kymriah in August 2017, a CAR-T cell therapy for the treatment of patients up to 25 years of age with B-cell precursor acute lymphoblastic leukemia, or ALL, that is refractory or in second or later relapse, the FDA required significant post-marketing commitments, including a Phase 4 trial, revalidation of a test method, and a substantial REMS program that included, among other requirements, the certification of hospitals and their associated clinics that dispense Kymriah, which certification includes a number of requirements, the implementation of a Kymriah training program, and limited distribution only to certified hospitals and their associated clinics. If we receive approval of our product candidates, the FDA may determine that similar or additional post-approval requirements are necessary to ensure that our product candidates are safe, pure, and potent. To the extent that we are required to establish and implement any post-approval requirements, we will likely need to invest a significant amount of time, effort, and money. Such post-approval requirements may also limit the commercial prospects of our product candidates.

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

We have no prior experience in the marketing, sale, and distribution of biopharmaceutical products, and there are significant risks involved in the building and managing of a commercial infrastructure. The establishment and development of commercial capabilities, including a comprehensive healthcare compliance program, to market any products we may develop will be expensive and time consuming and could delay any product launch, and we may not be able to successfully develop this capability. We, or our collaborators, will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, manage, and retain marketing, sales and commercial support personnel. In the event we are unable to develop a commercial infrastructure, we may not be able to commercialize our current or future product candidates, which would limit our ability to generate product revenues. Factors that may inhibit our efforts to commercialize our current or future product candidates and generate product revenues include:

●	the inability to recruit, train, manage, and retain adequate numbers of effective sales, marketing and commercial support personnel;
●	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe our current or future product candidates;
●	our inability to effectively oversee a geographically dispersed sales and marketing team;
●	the costs and time associated with the initial and ongoing training of sales and marketing personnel on legal and regulatory compliance matters and monitoring their actions;
●	an inability to secure adequate coverage and reimbursement by government and private health plans;
●	the clinical indications for which the products are approved and the claims that we may make for the products;
●	limitations or warnings, including distribution or use restrictions, contained in the products’ approved labeling;
●	any distribution and use restrictions imposed by the FDA or to which we agree as part of a mandatory REMS or voluntary risk management plan;
●	liability for sales or marketing personnel who fail to comply with the applicable legal and regulatory requirements;
●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
●	unforeseen costs and expenses associated with creating an independent sales and marketing organization or engaging a contract sales organization.

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

Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of any of our product candidates will depend on a number of factors, including:

●	the efficacy of our product candidates;
●	the prevalence and severity of adverse events associated with such product candidates;
●	the clinical indications for which the products are approved and the approved claims that we may make for the products;
●	limitations or warnings contained in the Product’s FDA-approved labeling, including potential limitations or warnings for such products that may be more restrictive than other competitive products;
●	changes in the standard of care for the targeted indications for such product candidates;
●	the relative difficulty of administration of such product candidates;
●	cost of treatment versus economic and clinical benefit in relation to alternative treatments or therapies;
●	the availability of adequate coverage or reimbursement by third parties, such as insurance companies and other healthcare payors, and by government healthcare programs, including Medicare and Medicaid;
●	the extent and strength of our marketing and distribution of such product candidates;
●	the safety, efficacy, and other potential advantages over, and availability of, alternative treatments already used or that may later be approved for any of our intended indications;
●	distribution and use restrictions imposed by the FDA with respect to such product candidates or to which we agree as part of a mandatory risk evaluation and mitigation strategy or voluntary risk management plan;
●	the timing of market introduction of such product candidates, as well as competitive products;
●	our ability to offer such product candidates for sale at competitive prices;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the extent and strength of our third-party manufacturer and supplier support;
●	the approval of other new products for the same indications;
●	adverse publicity about the product or favorable publicity about competitive products; and
●	potential product liability claims.

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

There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns, and some state privacy laws apply more broadly than the Health Insurance Portability and Accountability Act, or HIPAA, and associated regulations. For example, California recently enacted legislation - the California Consumer Privacy Act, or CCPA - which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. The California Attorney General will issue final regulations. Although the law includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law, it may regulate or impact our processing of personal information depending on the context. It remains unclear what language the final Attorney General regulations will contain, or how the statute and regulations will be interpreted.

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

Our operations are dependent upon the services of our executives and our employees who are engaged in research and development. The loss of the services of our executive officers or senior research personnel could delay our product development programs and our research and development efforts. In order to develop our business in accordance with our business plan, we will have to hire additional qualified personnel, including in the areas of research, manufacturing, clinical trials management, regulatory affairs, and sales and marketing. We are continuing our efforts to recruit and hire the necessary employees to support our planned operations in the near term. However, competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense, and no assurance can be given that we will be able attract, hire, retain and motivate the highly skilled employees that we need. Future growth will impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining, and motivating additional employees;
●	managing our internal development efforts effectively, including the clinical and FDA review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and
●	improving our operational, financial and management controls, reporting systems, and procedures.

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

We may evaluate various acquisitions and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

●	increased operating expenses and cash requirements;
●	the assumption of additional indebtedness or contingent liabilities;
●	the issuance of our equity securities;
●	assimilation of operations, intellectual property and products of an acquired company or product, including difficulties associated with integrating new personnel;
●	the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;
●	retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;
●	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and
●	our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

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

On April 10, 2017, the SEC issued an administrative order that requires us to cease and desist from committing or causing any violations and any future violations of Sections 5(b), 17(a), and 17(b) of the Securities Act of 1933, as amended, or the Securities Act, and of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The order was entered into as part of our settlement with the SEC in the investigation titled In the Matter of Certain Stock Promotions. The SEC’s investigation, in part, involved the conduct of our former Chief Executive Officer and director, Manish Singh, during the period between September 2013 and April 2014, and the failure by authors of certain articles about our company to disclose that they were compensated by one of our former investor relations firms. The foregoing order may negatively impact our reputation with current and future investors, will disqualify us from effecting private placement transactions in reliance upon any of the exemptions from Securities Act registration afforded by Regulation D, and will limit our ability to make certain communications in future public offerings. As a result, the SEC’s order will make it more difficult for us to raise capital in future private and public offerings. We currently anticipate that we will have to raise additional capital in the future to fund our future research, development and commercialization efforts. Some of the limitations placed on us as a result of the SEC administrative order relating to ineligibility for statutory safe harbors, including under the Private Securities Litigation Reform Act, and limitations on our communications and status as an ineligible issuer under Rule 405 of the Securities Act, are expected to end in April 2020.

We are, and in the future may be, subject to Federal or state securities or related legal actions that could adversely affect our results of operations and our business.

Shortly after the SEC announced settlements with us, with other public companies, and with unrelated parties in the In the Matter of Certain Stock Promotions investigation, two securities class action complaints were filed in the U.S. District Court for the Northern District of California against our company, Manish Singh, and two of our other former officers. On July 20, 2017, the plaintiff in one of the cases filed a notice to voluntarily dismiss that case, and the court entered an order dismissing the complaint on July 21, 2017. On July 26, 2017, the court appointed a movant as lead plaintiff. On September 8, 2017, the lead plaintiff, individually and on behalf of all others similarly situated, filed an amended complaint seeking class action status in the United States District Court for the Northern District of California (Jay Rabkin v. Lion Biotechnologies, Inc., et al., case no. 3:17-cv-0286) against us, two of our former officers, and the managing member of our former investor relations firm. The amended complaint alleges, among other things, that the defendants violated various provisions of the Securities Exchange Act of 1934 by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh, our former Chief Executive Officer and a former director, and our former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions SEC investigation. On February 5, 2018, the court entered an order dismissing two of plaintiff’s six claims. As the result of mediation, on September 28, 2018, lead plaintiff filed an unopposed motion for settlement, the cost of which, was expected to be borne by our insurance carrier and would result in no loss to us. The court gave preliminary approval to the proposed settlement on November 30, 2018. A hearing was held on April 12, 2019 to determine whether the proposed settlement was fair, reasonable, and adequate, and whether the claims should be dismissed. On April 17, 2019, the court approved the final settlement, involving a payment of $3,250,000 by our insurance carrier to a settlement fund, awarded attorney's fees and costs to be paid to plaintiff's counsel from the settlement fund, approved the plan of allocation for settlement class members, and ordered that the claims against us should be dismissed with prejudice. The court retains jurisdiction over the parties and class members in the case for the purposes of administration, interpretation, implementation, and enforcement of the settlement, and related matters.

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

On May 1, 2018, the court consolidated this case with the aforementioned purported stockholder derivative case filed by plaintiff Kevin Fong. The consolidated cases are titled In re Iovance Biotherapeutics, Inc. Stockholder Derivative Litigation (lead case no. 17-cv-1806). While we have reached a preliminary settlement in this matter on January 28, 2020, the settlement is currently awaiting preliminary approval by the court. If the proposed settlement is given final approval by the court, we do not expect to incur any significant costs or expenses in connection with this settlement. However, the settlement may not be approved, in which case we intend to vigorously defend against these complaints, which may incur additional costs. Based on the current stage of the litigation matters, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters. Furthermore, litigation is inherently uncertain, and there is no assurance as to the outcome of these, or other future cases. We could incur substantial unreimbursed legal fees, settlements, judgments and other expenses in connection with these, or other legal and regulatory proceedings that may not qualify for coverage under, or may exceed the limits of, our applicable directors’ and officers’ liability insurance policies and could have a material adverse effect on our financial condition, liquidity and results of operations. The currently pending cases also may distract the time and attention of our officers and directors or divert our other resources away from our ongoing commercial and development programs. An unfavorable outcome in these matters could damage our business and reputation or result in additional claims or proceedings against us.

Risks Related to Government Regulation

The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.

We have not previously submitted a BLA to the FDA, or similar approval filings to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. For example, following our End of Phase 2 meeting with the FDA, we increased enrollment in Cohort 1 of our ongoing C-145-04 clinical trial of TIL therapy LN-145 to at least 75 patients of the appropriate population to address the expected sample size in anticipation of a BLA submission in late 2020. Additionally, the patient population is defined per the discussion with FDA as patients who have progressed following initial systemic therapy for recurrent or metastatic disease which include many of the more advanced patients enrolled to date. Based on feedback we received from the FDA following our End of Phase 2 meeting, we are planning for a BLA submission in late 2020 subsequent to discussions with the FDA. However, our current beliefs regarding the registration pathway for the LN-145 product candidate are based on our interpretation of communications with the FDA to date and our efforts to address such communications, which may be incorrect. Our statements that the study may support a BLA submission also assume that our as-adjusted study has addressed the additional requests by the FDA that were raised at our End of Phase 2 meeting. Further, enrollment in this study may need to be further adjusted based on future feedback from the FDA or other regulatory agency input. The revised protocol which further defines the patient population to include more advanced patients in the study, may have an adverse effect on the results reported to date, changes to implement an independent review committee and assay validation and implementation, and the data within this study may not ultimately be supportive of product approval, all of which could result in significant delays to our currently anticipated timeline for development and approval of our product candidate or prevent its approval entirely. Similarly, our current beliefs for our lifileucel product candidate for the treatment of melanoma are based on our interpretation of communications received from the FDA to date regarding this product candidate and our ongoing C-144-01 clinical trial, and may also be incorrect.

A BLA must also include significant information regarding the chemistry, manufacturing and controls for the product. Additionally, we expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of cell therapies for cancer. We may also not be able to successfully utilize the BTD or RMAT designations we have received for metastatic cervical cancer and advanced melanoma, respectively, to successfully complete the development and commercialization of lifileucel. We may not be able to reach agreement with FDA on an interpretation of outcomes from our meetings, including meetings we have held with FDA in relation to our C-145-04 and C-144-01 clinical trials and future meetings. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

We may also experience delays, including delays arising from the need to increase enrollment, in completing planned clinical trials for a variety of reasons, including delays related to:

●	the availability of financial resources to commence and complete the planned trials;
●	reaching agreement on acceptable contract terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	obtaining approval at each clinical trial site by an independent institutional review board, or IRB, or central IRB;
●	recruiting suitable patients to participate in a trial;
●	having patients complete a trial or return for post-treatment follow-up;
●	clinical trial sites deviating from trial protocol or dropping out of a trial;
●	adding new clinical trial sites;
●	manufacturing sufficient quantities of qualified materials under cGMPs and applying them on a subject by subject basis for use in clinical trials; or
●	timely implementing or validating changes to our manufacturing or quality control processes and methods needed to address FDA feedback.

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

Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, that the product is less effective than previously thought, problems with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on the marketing, distribution, or manufacturing of our product candidates, withdrawal of the product from the market, or voluntary or mandatory product recalls;
●	restrictions on the labeling of our product candidates, including required additional warnings, such as black box warnings, contraindications, precautions, and restrictions on the approved indication or use;
●	modifications to promotional pieces;
●	changes to product labeling or the way the product is administered;
●	liability for harm caused to patients or subjects;
●	fines, restitution, disgorgement, warning letters, untitled letters, or holds on or termination of clinical trials;
●	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
●	product seizure or detention, or refusal to permit the import or export of our product candidates;
●	injunctions or the imposition of civil or criminal penalties, including imprisonment;
●	FDA debarment, debarment from government contracts, and refusal of future orders under existing contracts, exclusion from federal healthcare programs, consent decrees, or corporate integrity agreements;
●	regulatory authority issuance of safety alerts, Dear Healthcare Provider letters, press releases, or other communications containing warnings or other safety information about the biologic;
●	reputational harm; or
●	the product becoming less competitive.

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

Since enactment of the ACA in 2010, in both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013 and were to remain in effect until 2024. The Bipartisan Budget Act of 2015 extended the 2% sequestration to 2025. In January 2013, the American Taxpayer Relief Act of 2012, or ATRA, was approved which, among other things, reduced Medicare payments to several providers, with primary focus on the hospital outpatient setting and ancillary services, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On January 20, 2017, the new administration signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, and, for that reason, some final regulations have yet to take effect. In December 2017, Congress repealed the individual mandate for health insurance required by the ACA and could consider further legislation to repeal other elements of the ACA. At the end of 2017, CMS promulgated regulations that reduce the amount paid to hospitals for outpatient drugs purchased under the 340B program, and some states have enacted transparency laws requiring manufacturers to report information on drug prices and price increases. On December 14, 2018, the United States District Court for the Northern District of Texas struck down the ACA, deeming it unconstitutional given that Congress repealed the individual mandate in 2017; on July 9, 2019, the U.S. Court of Appeals for the Fifth Circuit heard arguments on appeal in this matter. On December 18, 2019, the Fifth Circuit ruled that the ACA’s individual mandate is unconstitutional given that the Tax Act eliminated the tax penalty associated with the individual mandate. In concluding that the individual mandate is unconstitutional, the question remains whether, or how much of, the rest of the ACA is severable from that constitutional defect. The Fifth Circuit further remanded the case to the U.S. District Court for the Northern District of Texas to further analyze whether the other provisions of the

ACA are severable as they currently exist under the law. It is unclear how the eventual decision from this appeal, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

As is the case with other cell therapy and biopharmaceutical companies, our success is dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. While we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents.

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

As of December 31, 2019, our officers and directors beneficially owned approximately 9.4 % of our outstanding common stock. These stockholders, if they act together, may be able to materially affect the outcome of matters presented to our stockholders, including the election of our directors and other corporate actions such as:

●	a merger with or into another company;
●	a sale of substantially all of our assets; and
●	amendments to our certificate of incorporation.

Additionally, the decisions of these stockholders may conflict with our interests or those of our other stockholders and the market price of our stock may be adversely affected by market volatility.

Our stock price may be volatile, and our stockholders’ investment in our stock could decline in value.

The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including but not limited to:

●	announcements of the results of clinical trials by us, our collaborators, or our competitors,or negative developments with respect to similar products, including those being developed by our collaborators;
●	developments with respect to patents or proprietary rights;
●	announcements of technological innovations by us or our competitors;
●	announcements of new products or new contracts by us or our competitors;
●	actual or anticipated variations in our operating results due to the level of development expenses and other factors;
●	changes in financial estimates by equities research analysts and whether our earnings meet or exceed such estimates;
●	conditions and trends in the pharmaceutical, biotechnology and other industries;
●	receipt, or lack of receipt, of funding in support of conducing our business;
●	regulatory developments within, and outside of, the United States;
●	litigation or arbitration;
●	general volatility in the financial markets;
●	general economic, political and market conditions and other factors; and
●	the occurrence of any of the risks described in this Annual Report on Form 10-K

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

As of December 31, 2019, we had 126,411,808 shares of common stock outstanding. In addition, we had 13,195,747 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options and restricted stock units to purchase common stock based on vesting requirements and common stock issuable upon the conversion of preferred stock. The issuance and subsequent sale of the shares underlying these common stock equivalents could depress the trading price of our common stock. On June 10, 2019, our certificate of incorporation was amended to increase the number of authorized shares of our common stock, par value $0.000041666, from 150,000,000 shares to 300,000,000 shares, which was approved by our stockholders at our 2019 Annual Meeting of Stockholders held on June 10, 2019. However, no additional shares have been issued to date.

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

If equities or industry analysts do not publish research or reports about our company, or if they issue adverse or misleading opinions regarding us or our stock, our stock price and trading volume could decline.

Although we have research coverage by equities analysts, if coverage is not maintained, the market price for our stock may be adversely affected. Our stock price also may decline if any analyst who covers us issues an adverse or erroneous opinion regarding us, our business model, our intellectual property or our stock performance, or if our clinical trials and operating results fail to meet analysts’ expectations. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline and possibly adversely affect our ability to engage in future financings

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, we could become subject to sanctions or investigations by regulatory authorities and/or stockholder litigation, which could harm our business and have an adverse effect on our stock price.

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

Our certificate of incorporation , as amended, authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock (of which only 17,000 shares were issued as Series A Convertible Preferred Stock and 11,500,000 shares were issued as Series B Convertible Preferred Stock) with designations, rights and preferences as may be determined from time to time by our Board of Directors. Our Board of Directors is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our Board of Directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to effect a change in control of our company.

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

There are provisions in our certificate of incorporation, as amended, and amended and restated bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by you and other stockholders. For example, our Board of Directors has the authority to issue up to 38,483,000 additional shares of preferred stock and to fix the price, rights, preferences, privileges, and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. An issuance of shares of preferred stock may result in the loss of voting control to other stockholders.

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

Our certificate of incorporation, as amended, provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, creditors or other constituents (3) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation, as amended, or our amended bylaws, or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and employees. Further, this choice of forum provision does not preclude or contract the scope of exclusive federal or concurrent jurisdiction for any actions brought under the Securities Act or the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Securities Act or any other claim for which the federal and state courts have concurrent jurisdiction. Accordingly, our exclusive forum provision will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

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

In April 2017, we entered into a sublease agreement with Teradata US, Inc., pursuant to which we agreed to sublease office space located adjacent to our corporate headquarters in San Carlos, California for approximately $26,000 per month. The space consists of approximately 11,449 rentable square feet. On October 19, 2018, we entered into an agreement to lease 12,322 square feet of office space located adjacent to our headquarters in San Carlos, California. This lease replaces the sublease of 11,449 square feet of office space in the same facility that expired on October 31, 2018. The term of the lease is 30 months subsequent to the commencement date, November 1, 2018, and will expire in April 2021. Monthly lease payments are approximately $59,000, subject to an annual increase of 3%.

In June 19, 2019, we entered into a first amendment to our previously disclosed lease agreement with Hudson Skyway Landing, LLC for additional space at our corporate headquarters in San Carlos, California. Under the amended lease, we leased an additional 8,110 square feet, for a total of approximately 20,432 square feet of space on the first floor, not including the 8,733 square feet of space leased under the August 2016 lease described above, of the building located at 999 Skyway Road, San Carlos, California, commonly known as Skyway Landing II The term of the amended lease remains the same as that of the original lease and expires on April 30, 2021, unless earlier terminated. Our monthly base rent for the additional space is approximately $39,000 for the first year, and $40,000 for the second year.

New York Lease

We leased office space in New York for a monthly rental of approximately $18,000 a month from January 2017 through July 2017. In June 2017, we entered into an agreement to lease office space in New York, New York from August 1, 2017 to July 31, 2018 for approximately $9,000 a month. On April 20, 2018, we entered into an agreement to extend the lease term to January 31, 2019 for approximately $7,000 a month. On November 2, 2018, we extended the lease term to July 31, 2019 for approximately $4,000 a month. On October 24, 2019, we entered into an agreement to extend the lease term to April 30, 2020 for approximately $4,000 a month. On January 23, 2020, we entered into an agreement to extend the lease term to July 31, 2020 for approximately $4,000 a month.

Tampa Lease

Our research and development facilities consist of 8,673 square feet in a facility located at the University of South Florida Research Park in Tampa, Florida. The lease expired in December 2019 and rent payments were approximately $20,000 per month. In December 2019, we entered into an agreement to extend the lease term to December 18, 2024 for approximately $20,500 a month.

Philadelphia Office Lease

On May 2, 2019, we entered into an agreement to lease approximately 1,500 square feet of office space in Philadelphia, Pennsylvania until July 1, 2019 for a rate of $2,000 a month, and then approximately 4,500 square feet of office space for the remainder of a three-year term at an initial rate of $11,063 per month, subject to annual increases of 2.5%.

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

Derivative Lawsuits. On December 15, 2017, a purported stockholder derivative complaint was filed by plaintiff Kevin Fong against us, as nominal defendant, and certain of our current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware (case no. 1:17-cv-1806). The complaint alleges breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder arising from the SEC’s investigation in the In the Matter of Certain Stock Promotions investigation and our April 10, 2017 settlement thereof, and seeks unspecified damages on behalf of our company and injunctive relief. On March 28, 2018, a purported stockholder derivative complaint was filed by plaintiff Nazeer Khaleeluddin on our behalf, against us, as nominal defendant, and certain of our current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware (case no. 1:18-cv-00469). The complaint alleges, among other things, violations of securities law, breach of fiduciary duty, aiding and abetting, waste of corporate assets, and unjust enrichment. The complaint is based on claims arising from the SEC’s investigation in the In the Matter of Certain Stock Promotions investigation and our April 10, 2017 settlement thereof and seeks unspecified damages on behalf of our company and injunctive relief. On May 1, 2018, the court consolidated this case with the aforementioned purported stockholder derivative case filed by plaintiff Kevin Fong. The consolidated case is titled In re Iovance Biotherapeutics, Inc. Stockholder Derivative Litigation (lead case no. 17-cv-1806). On January 28, 2020, we reached a proposed settlement with the plaintiffs, which is currently awaiting preliminary approval by the court. The terms of the settlement will be disseminated to shareholders as part of the notice process for the settlement if preliminary approval is granted. If the proposed settlement is given final approval by the court, we do not expect to incur any significant costs or expenses in connection with this settlement. Based on the current stage of the litigation, and the uncertainty of final approval by the court, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.

Solomon Capital, LLC. On April 8, 2016, a lawsuit, or the First Solomon Suit, titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Lion Biotechnologies, Inc. was filed by Solomon Capital, LLC, Solomon Capital 401(k) Trust, Solomon Sharbat and Shelhav Raff, which we refer to as the Solomon Plaintiffs, against us in the Supreme Court of the State of New York, County of New York (index no. 651881/2016). The Solomon Plaintiffs allege that, between June and November 2012, they provided to us $0.1 million and that they advanced and paid on our behalf an additional $0.2 million. The complaint further alleges that we agreed to (i) provide them with promissory notes totaling $0.2 million, plus interest, (ii) issue a total of 1,110 shares to the Solomon Plaintiffs (after the 1-for-100 reverse split of our common stock effected in March 2013), and (iii) allow the Solomon Plaintiffs to convert the foregoing funds into our securities in the next transaction. The Solomon Plaintiffs allege that they should have been able to convert their advances and payments into shares of our common stock in the restructuring that took effect in May 2013. Based on the foregoing, the Solomon Plaintiffs allege causes for breach of contract and unjust enrichment and demand judgment against us in an unspecified amount exceeding $1.5 million, plus interest. On June 3, 2016, we filed an answer and counterclaims in the lawsuit. We have asserted counterclaims for fraudulent inducement, fraudulent misrepresentation, fraudulent concealment, breach of fiduciary duty, and breach of contract, alleging principally that the counterclaim defendants misrepresented their qualifications and failed to disclose that Solomon Sharbat was the subject of an investigation by the Financial Industry Regulatory Authority, or FINRA, that resulted in the loss of his FINRA license. In our counterclaims, we are seeking damages in an amount exceeding $0.5 million and an order rescinding any and all agreements that the plaintiffs contend entitled them to obtain shares of our stock. No trial date has been set for the First Solomon Suit.

On September 27, 2019, the Solomon Plaintiffs filed a new lawsuit (through new legal counsel), or the Second Solomon Suit, titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Iovance Biotherapeutics, Inc., f/k/a/ Lion Biotechnologies Inc. f/k/a/ Genesis Biopharma Inc., and Manish Singh in the Supreme Court of the State of New York, County of New York (index no. 655668/2019). In the Second Solomon Suit, the Solomon Plaintiffs allege that they are third party beneficiaries of a “finder’s fee agreement” that prior management entered into with a third party unlicensed entity in 2012 in connection with seeking financing, that an agreement or understanding existed between us and the plaintiffs that the plaintiffs would be paid fees and commissions (in cash and stock) if they obtained financing for us, and that they directly and indirectly introduced investors to us who invested, or were willing to invest in our company. Finally, the Solomon Plaintiffs allege that they were promised a license to use our technology in Israel. The plaintiffs claim that we breached the foregoing understandings, promises and agreements and, as a result, they are entitled to certain damages. The Solomon Plaintiffs also allege that Manish Singh, our former Chief Executive Officer, committed fraud and took shares belonging to them. On February 18, 2020, we filed a removal petition and removed the Second Solomon Suit to the United States District Court for the Southern District of New York, where the case has been assigned case no. 1:20-cv-1391. We have not yet responded to the complaint in the Second Solomon Suit.

We intend to vigorously defend these complaints and pursue our counterclaims, as applicable. At the current stage of the litigation, in both the First Solomon Suit and the Second Solomon Suit, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.

Litigation Involving Dr. Steven Fischkoff. On June 13, 2017, in an action titled Steven Fischkoff v. Lion Biotechnologies, Inc. and Maria Fardis, Dr. Steven Fischkoff, our former Vice President and Chief Medical Officer, filed a lawsuit against us in the Supreme Court of the State of New York, County of New York. Dr. Fischkoff was dismissed by us on March 28, 2017. Dr. Fischkoff was terminated “for cause” as that term is defined in his employment agreement. In his complaint, Dr. Fischkoff alleges breaches of his employment agreement and violation of New York Labor Law for failure to pay monies purportedly owed to him, and seeks to recover amounts including severance pay and retention bonus (totaling $300,000), a prorated incentive bonus, and amounts relating to unvested options to 150,000 shares of our common stock, together with prejudgment interest, costs, expenses and attorneys’ fees. On July 5, 2017, we filed a removal petition and removed the lawsuit to the United States District Court for the Southern District of New York, where the case has been assigned case no. 1:17-cv-05041. On July 14, 2017, we filed a partial answer and counterclaims against Dr. Fischkoff, denying his allegations, and alleging breach of contract and related claims, breach of fiduciary duty, and state and federal trade secret misappropriation and related claims, and sought a temporary restraining order and preliminary injunction against Dr. Fischkoff. On July 18, 2017, the court issued a temporary restraining order against Dr. Fischkoff requiring him to return our materials, prohibiting him from disclosing or using our company materials, and granting expedited discovery. On June 25, 2018, pursuant to a stipulation between the parties, the court entered a permanent injunction prohibiting Dr. Fischkoff from disclosing, possessing, or using any of our proprietary materials or trade secrets. On July 5, 2018, the court entered an order dismissing two of Dr. Fischkoff’s claims against us and Dr. Fardis. On October 18, 2018, Dr. Fischkoff amended his complaint to assert a new claim for defamation arising from SEC filings in which we provided the information about this litigation. No trial date has been set in this matter, and the parties are currently engaged in fact discovery.

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

Stockholders

As of December 31, 2019, there were approximately 20 holders of record of our common stock.

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

Unregistered Sales of Equity Securities

None.

Repurchases of Common Stock

There were no share repurchases during the year ended December 31, 2019.

Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since December 31, 2014 to two indices: the Russell 3000 and the NASDAQ Biotechnology Index. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Equity Compensation Plan Information

Information regarding our equity compensation plans is incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 6.          Selected Financial Data (in thousands, except per share information)

The statements of operations data for the years ended December 31, 2019, 2018, and 2017 and the balance sheet data as of December 31, 2019 and 2018 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 2016 and 2015 and the balance sheet data as of December 31, 2017, 2016, and 2015 have been derived from our audited financial statements not included in this Annual Report on Form 10-K. The following selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and financial statements and related notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Revenue	$—	$—	$—	$—	$—
Operating expenses:
Research and development	166,023	99,828	71,615	26,941	15,470
General and administrative	40,849	28,430	21,262	26,698	12,390
Other income	9,316	4,678	813	745	200
Net loss	$(197,556)	$(123,580)	$(92,064)	$(52,894)	$(27,660)
Net loss Per Common Share	$(1.59)	$(1.27)	$(1.41)	$(1.85)	$(0.62)

	As of December 31,
	2019	2018	2017	2016	2015

Total assets	$344,655	$480,821	$155,373	$171,886	$105,653
Total liabilities	$45,684	$14,628	$9,892	$4,968	$1,630
Total stockholders' equity	$298,971	$466,193	$145,481	$166,918	$104,023

See "Management’s Discussion and Analysis of Financial Condition and Results of Operations" below, and the financial statements and accompanying notes and previously filed Annual Reports on Form 10-K for further information regarding our results and financial position for periods reported herein and for known factors that will impact comparability of future results.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of cell therapies as novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to eradicate cancer cells. Tumor infiltrating lymphocyte, or TIL, therapy is an autologous cell therapy platform technology that was originally developed by the National Cancer Institute, or NCI, which conducted initial clinical trials in diseases such as metastatic melanoma and cervical cancer. We have developed a new, shorter manufacturing process for TIL known as Generation 2 or Gen 2, which yields a cryopreserved TIL product. This proprietary and scalable manufacturing method is being further investigated in multiple indications. Our lead product candidates include lifileucel for metastatic melanoma and LN-145 for metastatic cervical cancer. In addition to metastatic melanoma and metastatic cervical cancer, we are investigating the effectiveness and safety of TIL for the treatment of squamous cell carcinoma of the head and neck, non-small cell lung cancer, and peripheral blood lymphocyte, or PBL, therapy for chronic lymphocytic leukemia through our sponsored trials, as well as in other oncology indications through collaborations.

We are conducting a Phase 2 clinical trial, C-144-01, of our lead product candidate, lifileucel, for the treatment of metastatic melanoma. This multicenter pivotal trial enrolled patients with melanoma whose disease has progressed following treatment with at least one systemic therapy, including a PD-1 inhibitor and if BRAF mutated, a BRAF inhibitor, or a combination of BRAF and MEK inhibitors (National Clinical Trial identification number NCT02360579). Cohort 4 of the C-144-01 clinical trial is a single-arm cohort intended to be used for the registration of lifileucel. The C-144-01 trial uses our proprietary Gen 2 manufacturing process. We completed and closed enrollment of patients into Cohort 2 of the C-144-01 trial in 2018. We announced that the last patient was dosed in Cohort 4 of this trial in January 2020. Cohort 4 was enrolled with a prospective definition of objective response rate, or ORR, read out by an Independent Review Committee, or IRC, as the primary endpoint based on our interpretation of discussions with the U.S. Food and Drug Administration, or FDA.

In addition to our ongoing trial in metastatic melanoma, we are conducting clinical trials of LN-145, TIL therapy in cervical, head and neck cancers, lung and other cancers. C-145-04 is an ongoing Phase 2, multicenter pivotal trial that will assess the safety and efficacy of LN-145 for the treatment of patients with recurrent, metastatic or persistent cervical cancer (NCT03108495). In February 2019, LN-145 received Fast Track designation from the FDA for development in the treatment of cervical cancer with disease progression on or after chemotherapy. In March 2019, the protocol for this trial was amended to modify the primary endpoint of ORR to be determined by IRC. In May 2019, LN-145 received Breakthrough Therapy designation, or BTD, from the FDA for the development in the treatment of cervical cancer.

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

Results of Operations for the Years Ended December 31, 2019 and 2018

Revenues

We did not generate any revenues during the years ended December 31, 2019 and 2018, respectively, and we currently do not anticipate that we will generate any revenues during 2020 from the sale or licensing of our product candidates. Our ability to generate revenues in the future will depend on our ability to complete the development of our product candidates and to obtain regulatory approval for them.

Costs and expenses

Research and Development Expense (in thousands)

	Years Ended December 31,		Increase (Decrease)
	2019	2018	$	%
Research and development expenses	$166,023	$99,828	$66,195	66%
Stock-based compensation expense included in research and development expense	11,396	9,305	2,091	22%

Research and development expense for the year ended December 31, 2019 increased by $66.2 million, or 66%, compared to the year ended December 31, 2018. The increase was primarily attributable to (i) a $27.4 million increase in manufacturing costs due to increased production runs and additional manufacturing capacity costs to support the ongoing clinical trials, (ii) a $20.3 million increase in clinical trial costs due to an increase in the number of patients in the clinical trials and purchases of clinical trial drugs, and (iii) a $12.6 million increase in payroll and related expenses driven by a higher number of full-time research and development employees and dedicated consultants as we expanded our internal research and clinical development programs in 2019.

We expect our research and development expenses to increase over the next several years as we prepare for commercial manufacturing of our products and continue to conduct our clinical trials for other indications. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates.

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

General and Administrative Expense (in thousands)

	Years Ended December 31,		Increase (Decrease)
	2019	2018	$	%
General and administrative expenses	$40,849	$28,430	$12,419	44%
Stock-based compensation expense included in general and administrative expense	12,881	10,722	2,159	20%

General and administrative expense for the year ended December 31, 2019 increased by $12.4 million, or 44%, compared to the year ended December 31, 2018. The change was primarily attributable to a $3.8 million increase in payroll and related expenses, $2.2 million increase in stock-based compensation expenses driven by a higher number of full-time general and administrative employees, a $3.2 million increase in intellectual property legal costs and a $2.0 million increase in market research activities as we prepare for commercialization.

General and administrative expenses include personnel costs for our employees engaged in general and administrative activities, legal fees, and expenses related to marketing and commercial activities, audit and tax fees, consultants and professional services, and general corporate expenses. We anticipate general and administrative expenses will increase in 2020 as we continue to prepare for commercialization, complete our manufacturing facility and support an expected increase in total headcount.

Interest Income (in thousands)

	Years Ended December 31,		Increase (Decrease)
	2019	2018	$	%
Interest income, net	$9,316	$4,678	$4,638	99%

Interest income results from our interest-bearing cash and investment balances. Net interest income increased by $4.7 million due to the higher interest income earned from full-year short-term investments for a full-year as compared to the prior year when we started purchasing short-term investments during the second half of 2018. As our cash, cash equivalents and short term investment balance decrease we anticipate interest income to decrease.

Net Loss (in thousands)

	Years Ended December 31,		(Increase) Decrease
	2019	2018	$	%
Net loss	$(197,556)	$(123,580)	$(73,976)	60%

Net loss for the year ended December 31, 2019 increased by $74.0 million or 60%, compared to the year ended December 31, 2018. The increase in our net loss was due to the continued expansion of our research and development activities, increased clinical trials and manufacturing activities, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we further invest in our research and development activities, including our clinical development.

Results of Operations for the Years Ended December 31, 2018 and 2017

Revenues

We did not generate any revenues during the years ended December 31, 2018 and 2017, respectively.

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

General and administrative expense for the year ended December 31, 2018 increased by $7.2 million, or 34%, compared to the year ended December 31, 2017. The change was primarily attributable to a $4.0 million increase in stock-based compensation expenses, $1.7 million increase in payroll and related expenses, driven by a higher number of full-time employees and higher stock prices during 2018, and a $0.2 million increase in professional service fees.

Interest Income (in thousands)

	Years Ended December 31,		Increase (Decrease)
	2018	2017	$	%
Interest income, net	$4,678	$813	$3,685	475%

Interest income results from our interest-bearing cash and investment balances. Net interest income increased by $3.7 million due to the higher average cash balances as a result of the proceeds received from our equity financings in January 2018 and October 2018, and higher interest rates in 2018.

Net Loss (in thousands)

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

Liquidity and Capital Resources

We have incurred losses and generated negative cash flows from operations since inception. We expect to continue to incur significant losses in 2020 and may incur significant losses and negative cash flows from operations for the foreseeable future. We have funded our operations from various public and private offerings of our equity securities (both common stock and preferred stock), from option and warrant exercises, and from interest income.

Corporate Capitalization. As of December 31, 2019, we had outstanding 126,411,808 shares of our $0.000041666 par value common stock, 194 shares of our $0.001 par value Series A Convertible Preferred Stock, and 3,581,119 shares of our $0.001 par value Series B Convertible Preferred Stock. The outstanding shares of Series A Convertible Preferred Stock are currently convertible into 97,000 shares of our common stock, and the outstanding shares of Series B Convertible Preferred Stock are currently convertible into 3,581,119 shares of our common stock. The shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock do not have voting rights or accrue dividends.

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

We are currently engaged in the development of therapeutics to fight cancer. We do not have any commercial products and have not yet generated any revenues from our biopharmaceutical business. We currently do not anticipate that we will generate any revenues during 2020 from the sale or licensing of any products. We have incurred a net loss of $197.6 million for the year ended December 31, 2019 and used $158.9 million of cash in our operating activities for the year ended December 31, 2019. As of December 31, 2019, we had $14.0 million of cash and cash equivalents, $293.1 million of short-term investments, $5.5 million of restricted cash, $299.0 million of stockholders’ equity and had working capital of $277.4 million.

We expect to further increase our research and development activities, which will increase the amount of cash we will use during 2020 and beyond. Specifically, we expect increased spending on clinical trials, research and development activities, higher payroll expenses as we increase our professional and scientific staff and continue our expansion of manufacturing activities. Based on the funds we have available as of the date of the filing of this Annual Report on Form 10-K, we believe that we have sufficient capital to fund our anticipated operating expenses and capital expenditure for at least 12 months from the date of filing this report. We have latitude as to the timing and amount of expenditures for our commercial-scale production facility under construction in Philadelphia, Pennsylvania.

Cash Flows

Cash Flows from Operating, Investing and Financing Activities (in thousands):

	Years Ended December 31,
	2019	2018	2017
Net cash (used in) provided by:
Operating activities	$(158,889)	$(101,249)	$(78,709)
Investing activities	90,025	(386,279)	58,677
Financing activities	6,131	424,307	58,688
Net increase (decrease) in cash, cash equivalents and restricted cash	$(62,733)	$(63,221)	$38,656

Operating Activities

Net cash used in operating activities of $158.9 million for the year ended December 31, 2019, resulted primarily from our net loss of $197.6 million, adjusted by a noncash charge of $3.4 million for accretion of discounts on short-term investments, $24.3 million for stock-based compensation expense, $7.0 million for noncash lease expense, and $1.2 million in noncash depreciation expenses. Further, it was adjusted for a $17.1 million increase in accounts payable and accrued liabilities primarily due to increases in activities by our company, a $6.1 million increase in right-of-use assets due to adoption of the new lease accounting standard, and a $1.0 million decrease in prepaid expenses and other assets due to timing of certain upfront payments associated with our research agreements.

Net cash used in operating activities of $101.2 million for the year ended December 31, 2018, resulted primarily from our net loss of $123.6 million, adjusted by a noncash charge of $20.0 million for stock-based compensation expense, $1.0 million in noncash depreciation expenses, and $1.3 million in noncash accretion of premium on short-term investments. Further, it was adjusted for a $4.7 million increase in accounts payable and accrued liabilities primarily due to increases in activities by our company and a $2.0 million increase in prepaid expenses and other assets due to timing of certain upfront payments associated with our research agreements.

Net cash used in operating activities of $78.7 million for the year ended December 31, 2017, resulted primarily from our net loss of $92.1 million, adjusted by a noncash charge of $12.0 million for stock-based compensation expense, $1.0 million in noncash depreciation expenses, a $4.9 million increase in accounts payable and accrued liabilities primarily due to increases in activities by our company, and a $4.5 million increase in prepaid expenses and other assets due to timing of certain upfront payments associated with our research agreements.

Investing Activities

Net cash provided by investing activities of $90.0 million for the year ended December 31, 2019, consisted primarily of $514.6 million of proceeds from the maturities of short-term investments, which was partially offset by $417.7 million used for the purchases of short-term investments and $6.9 million used for the purchase of property and equipment.

Net cash provided by investing activities of $386.3 million for the year ended December 31, 2018, consisted primarily of $426.1 million used for the purchase of short-term investments, $1.2 million used for the purchase of property and equipment, which was partially offset by $41.0 million of proceeds from the maturities of short-term investments

Net cash provided by investing activities of $58.7 million for the year ended December 31, 2017, consisted primarily of $59.7 million of proceeds from the maturities of short-term investments, offset by $1.0 million used for the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities of $6.1 million for the year ended December 31, 2019, consisted primarily of $6.4 million of proceeds from the exercise of stock options, partially offset by $0.3 million in connection with tax payments made by our company in connection with vested restricted stock.

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

Our current non-cancelable contractual obligations as of December 31, 2019 that will require future cash payments are as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	2020	2021	2022	2023	2024	Thereafter

Operating lease obligations	$3,772	$1,940	$968	$342	$269	$253	$—
Capital lease obligations	41,452	—	3,277	3,913	3,992	4,072	26,198
CMO contractual obligations	31,422	22,010	9,412	—	—	—	—
Purchase obligations	24,559	18,159	6,400	—	—	—	—
Total	$101,205	$42,109	$20,057	$4,255	$4,261	$4,325	$26,198

Operating lease obligations consist of obligations under non-cancelable operating leases for our facilities in San Carlos, CA, Philadelphia, PA, Tampa, FL, and New York, NY.

Contract Manufacturing Organization, or CMO, contractual obligations consist of embedded lease obligations for the manufacturing facilities and minimum fixed commitment fees included in our manufacturing contracts, such as personnel, general support fee, and minimum production or material fees. See Note 10 in the notes to the consolidated financial statements.

Purchase obligations include purchase commitments primarily relating to our contract manufacturing with vendors for clinical materials with minimum purchase requirements. Purchase orders for goods and services that are cancellable upon notice and without significant penalties are not included in the amounts above.

The contractual obligations table above excludes approximately $75 million to $85 million over three years for equipment and construction costs for our commercial-scale production facility under construction in Philadelphia, PA, for which we have latitude as to the timing and amount of expenditure.

Off-Balance Sheet Arrangements

At December 31, 2019, we had no obligations that would require disclosure as off-balance sheet arrangements.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in interest bearing cash accounts consisting of short-term debt securities issued by the U.S. government. The primary objective of our investment activities is to preserve principal. We adhere to an investment policy that requires us to limit amounts invested in securities based on credit rating, maturity, industry group and investment type and issuer, except for securities issued by the U.S. government. We do not have any derivative financial instruments or foreign currency instruments. At December 31, 2019, we had $293.1 million invested in short-term marketable securities with a maturity date of less than one year. As such we believe that we are not exposed to any material market risk. If interest rates had varied by 1% in the year ended December 31, 2019, the fair value of our investment portfolio would increase or decrease by approximately $1.1 million.

Inflation Risk

Inflation has not had a material effect on our business, financial condition or results of operations during the years ended

December 31, 2019, 2018, or 2017.

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

(b)  Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission , or COSO. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

PART IV

Item 15.           Exhibits, Financial Statements Schedules

The Company’s consolidated financial statements and related notes thereto are listed and included in this Annual Report on Form 10-K beginning on page F-1. The following exhibits are filed with, or are incorporated by reference into, this Annual Report on Form 10-K.

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

3.6	Certificate of Amendment of Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2017).
3.7	Bylaws (incorporated herein by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2017).
3.8	Amendment to the Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2017).
4.1	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 31, 2013).
4.2	Specimen of Stock Certificate (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 12, 2018).
4.3	Description of Securities (filed herewith).
10.1	Genesis Biopharma, Inc. 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).#
10.2

Form of Stock Option Agreement under the Genesis Biopharma Inc. 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).#

10.3	Genesis Biopharma, Inc. 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 20, 2011).#
10.4	Form of Incentive Stock Option Agreement under the Genesis Biopharma Inc. 2011 Equity Incentive Plan.#
10.5	Form of Non-Qualified Stock Option Agreement under the Genesis Biopharma Inc. 2011 Equity Incentive Plan.#
10.6

Lion Biotechnologies, Inc. 2014 Equity Incentive Plan, as amended (incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on July 7, 2016).#

10.7	Form of Incentive Stock Option Agreement under the Lion Biotechnologies, Inc. 2014 Equity Incentive Plan.#
10.8	Form of Non-Qualified Stock Option Agreement under the Lion Biotechnologies, Inc. 2014 Equity Incentive Plan.#
10.9

Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 25, 2018).#

10.10	Form of Incentive Stock Option Agreement under the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan.#
10.11	Form of Non-Qualified Stock Option Agreement under the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan.#
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

10.16

Cooperative Research and Development Agreement for the Development and Evaluation of the NCI Proprietary Adoptive Cell Transfer Immunotherapy Using Tumor Infiltrating Lymphocytes in Patients with Metastatic Melanoma, Bladder, Lung, Triple-negative Breast, and HPV-associated Cancers, Utilizing Lion Biotechnologies, Inc.’s Business Development Expertise in Adoptive Cell Transfer Immunotherapy, executed by Lion Biotechnologies, Inc. on January 22, 2015 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 27, 2015).*

10.17

Patent License Agreement, dated February 9, 2015, by and between the Company and the National Institutes of Health (incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2015).*

10.18

Patent License Agreement, dated February 10, 2015, by and between Lion Biotechnologies, Inc. and the National Institutes of Health (incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2015).*

10.19

First Amendment to Patent License Agreement, effective October 2, 2015, by and between Lion Biotechnologies, Inc. and the National Institutes of Health (incorporated herein by reference to Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015).*

10.20

Form of Securities Purchase Agreement, dated June 2, 2016, by and among Lion Biotechnologies, Inc. and the Investors thereunder (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 3, 2016).

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
10.27

Strategic Alliance Agreement, effective as of April 17, 2017, between Lion Biotechnologies, Inc. and The University of Texas M.D. Anderson Cancer Center, (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 3, 2017).*

10.28

Executive Employment Agreement, effective June 1, 2016, by and between Maria Fardis and Lion Biotechnologies, Inc. (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2016).*,#

10.29

Executive Employment Agreement, effective as of August 14, 2017, by and between Timothy E. Morris and Iovance Biotherapeutics, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 2, 2017).#

10.30

Consulting Agreement, dated as of September 8, 2017, by and between Iovance Biotherapeutics, Inc. and Iain Dukes (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 15, 2017).#

10.31

Executive Employment Agreement, effective September 30, 2016, by and between Frederick G. Vogt and Lion Biotechnologies, Inc. (incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 12, 2018).#

10.32

First Amendment to the Strategic Alliance Agreement by and between Iovance Biotherapeutics, Inc. and The University of Texas M.D. Anderson Cancer Center, effective as of August 2, 2017 (incorporated herein by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 12, 2018).

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

10.36

Executive Employment Agreement effective as of July 18, 2019, by and between Friedrich-Reinhard Graf Finck von Finckenstein, M.D. (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2019).

10.37

First Amendment to the Office Lease, effective as of June 19, 2019, between Iovance Biotherapeutics, Inc. and Hudson Skyway Landing, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2019).

10.38

First Amendment to the Lease Agreement, effective as of August 20, 2019, between Iovance Biotherapeutics, Inc. and 300 Rouse Boulevard, LLC (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2019).

21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page of this Annual Report).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith).
32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith).
101

The following financial information from the Annual Report on Form 10-K of Iovance Biotherapeutics, Inc. for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of December 31, 2019 and 2018; (2) Statements of Income for the years ended December 31, 2019 and 2018; (3) Statements of Shareholders’ Equity for the years ended December 31, 2019 and 2018; (4) Statements of Cash Flows for the years ended December 31, 2019 and 2018; and (5) Notes to Financial Statements.

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

IOVANCE BIOTHERAPEUTICS, INC.

Date: February 25, 2020	By:	/s/ Maria Fardis
		Name:	Maria Fardis
		Title:	Chief Executive Officer

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

Signature	Title	Date

/s/ Maria Fardis	Chief Executive Officer (Principal	February 25, 2020
Maria Fardis	Executive Officer) and Director

/s/ Timothy E. Morris	Chief Financial Officer and Treasurer	February 25, 2020
Timothy E. Morris	(Principal Financial Officer and Accounting Officer)

/s/ Merrill A. McPeak	Director	February 25, 2020
Merrill A. McPeak

/s/ Michael Weiser	Director	February 25, 2020
Michael Weiser

/s/ Ryan D. Maynard	Director	February 25, 2020
Ryan D. Maynard

/s/ Iain Dukes	Director	February 25, 2020
Iain Dukes

/s/ Wayne Rothbaum	Director	February 25, 2020
Wayne Rothbaum

/s/ Athena Countouriotis	Director	February 25, 2020
Athena Countouriotis

IOVANCE BIOTHERAPEUTICS, INC.

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Iovance Biotherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Iovance Biotherapeutics, Inc. (the “Company”) as of December 31, 2019 and 2018 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated February 25, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of the guidance in ASC Topic 842, Leases (“Topic 842”).

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation and Accounting for – Leases

Description of the Matter

As described in Notes 2 and 10 to the consolidated financial statements, the Company adopted Topic 842, on January 1, 2019. In conjunction with the adoption of Topic 842, the Company evaluated the overall accounting implications, including review of contracts and manufacturing agreements to determine whether such agreements contained an embedded lease. On the adoption date, the Company recorded approximately $10.4 million in operating lease right-of-use assets and approximately $10.7 million in operating lease liabilities on its consolidated balance sheet for existing operating leases. The calculation of operating lease right-of-use assets and lease liabilities includes an estimate of the present value of future lease payments. Since the Company’s leases do not provide an implicit rate, management estimated their incremental borrowing rates used in its present value calculation, which required subjectivity. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Auditing management’s contract evaluation performed in conjunction with the adoption of Topic 842 was complex and required judgment to analyze the terms within the contracts and manufacturing agreements to determine whether we concurred with management’s evaluation. Further, auditing management’s assessment of its incremental borrowing rate is especially subjective and judgmental as the Company has no outstanding debt nor committed credit facilities, secured or otherwise that would have comparable collateral or similar terms as their underlying leases.

How We Addressed the Matter in Our Audit

Our audit procedures included, amongst others:

●	We obtained an understanding, evaluated the design, and tested the operating effectiveness of management’s controls with regards to the contract evaluation, and review of the methodology, inputs, and assumptions used to determine the incremental borrowing rate.
●	We tested the contracts and manufacturing agreements to determine whether management appropriately evaluated whether such agreements contained an embedded lease.
●	We reviewed the contractual terms of the lease agreements to ensure any lease term extensions and/or early termination clauses were properly considered in determining the appropriate lease term for calculating the incremental borrowing rates.
●	We tested the underlying leases and other information that served as the basis for valuation and tested inputs and terms used in the valuation to determine completeness and accuracy.
●	We evaluated the reasonableness of the valuation methods and assumptions used by management to estimate the incremental borrowing rates for borrowing amounts and terms comparable to their outstanding leases by:
o	Developing an independent estimate of the incremental borrowing rates by utilizing third party data related to comparable company borrowings with comparable payment terms.
o	Performing a sensitivity analysis on incremental borrowing rates used to determine the impact rate changes could have on the present value calculation of the Company’s operating lease right-of-use assets and operating lease liabilities.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2016.

New York, NY
February 25, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

Iovance Biotherapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Iovance Biotherapeutics, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2019 and 2018, and related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows and the related notes for each of the three years in the period ended December 31, 2019 of the Company and our report dated February 25, 2020 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum LLP

Marcum LLP
New York, NY
February 25, 2020

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share information)

	December 31,	December 31,
	2019	2018

ASSETS

Current Assets
Cash and cash equivalents	$13,969	$82,152
Short-term investments	293,112	386,371
Prepaid expenses and other assets	9,412	6,851
Total Current Assets	316,493	475,374

Operating lease right-of-use assets	10,695	—
Property and equipment, net	8,536	2,683
Restricted cash	5,450	—
Long-term assets	3,481	2,764
Total Assets	$344,655	480,821

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$15,567	$2,739
Accrued expenses	16,265	11,659
Operating lease liabilities	7,252	—
Total Current Liabilities	39,084	14,398

Non-Current Liabilities
Operating lease liabilities	4,248	—
Other liabilities	2,352	230
Total Non-Current Liabilities	6,600	230
Total Liabilities	45,684	14,628

Commitments and contingencies (Note 11)

Stockholders’ Equity
Series A Convertible Preferred stock, $0.001 par value; 17,000 shares designated, 194 shares issued and outstanding as of December 31, 2019 and December 31, 2018 (aggregate liquidation value of $194)	—	—
Series B Convertible Preferred stock, $0.001 par value; 11,500,000 shares designated, 3,581,119 and 5,854,845 shares issued and outstanding as of December 31, 2019 and December 31, 2018 (aggregate liquidation value of $17,010)	4	6
Common stock, $0.000041666 par value; 300,000,000 and 150,000,000 shares authorized, 126,411,808 and 123,415,576 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	5	5
Accumulated other comprehensive loss	220	(42)
Additional paid-in capital	869,354	838,984
Accumulated deficit	(570,612)	(372,760)
Total Stockholders’ Equity	298,971	466,193
Total Liabilities and Stockholders’ Equity	$344,655	$480,821

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Statements of Operations

(In thousands, except per share information)

	Years Ended December 31,
	2019	2018	2017

Revenues	$—	$—	$—

Costs and expenses
Research and development expenses	166,023	99,828	71,615
General and administrative expenses	40,849	28,430	21,262
Total costs and expenses	206,872	128,258	92,877

Loss from operations	(206,872)	(128,258)	(92,877)
Other income
Interest income, net	9,316	4,678	813
Net Loss	(197,556)	(123,580)	(92,064)
Net Loss Per Common Share, Basic and Diluted	$(1.59)	$(1.27)	$(1.41)
Weighted-Average Common Share Outstanding, Basic and Diluted	124,336	97,277	65,242

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2019	2018	2017

Net Loss	$(197,556)	$(123,580)	$(92,064)
Other comprehensive gain (loss):
Net unrealized gain (loss) on short-term investments	262	(42)	(29)
Comprehensive Loss	$(197,294)	$(123,622)	$(92,093)

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Statements of Stockholders' Equity

(In thousands, except share information)

	Series A		Series B Convertible				Additional	Accumulated		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholder
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - January 1, 2017	1,694	—	7,946,673	8	62,248,074	3	323,994	29	(157,116)	166,918
Stock-based compensation expense							11,968			11,968
Vesting of restricted shares issued for services					225,970	—	—			—
Tax payments related to shares witheld for vested restricted stock awards						—	(1,252)			(1,252)
Common stock issued upon exercise of warrants					265,000	—	662			662
Common stock issued upon exercise of stock options					1,011,284	—	5,616			5,616
Conversion of convertible preferred stock into common stock			(568,432)	(1)	568,432		1			—
Common stock sold in public offering, net of offering costs					8,846,154	—	53,662			53,662
Unrealized loss on short- term investments								(29)		(29)
Net loss									(92,064)	(92,064)
Balance - December 31, 2017	1,694	—	7,378,241	7	73,164,914	3	394,651	—	(249,180)	145,481
Stock-based compensation expense							20,027			20,027
Vesting of restricted shares issued for services					45,833	—				—
Tax payments related to shares witheld for vested restricted stock awards							(223)			(223)
Common stock issued upon exercise of warrants					6,301,216	1	15,753			15,754
Common stock issued upon exercise of stock options					1,336,514		9,959			9,959
Common stock sold in public offering, net of offering costs					40,300,000	1	398,816			398,817
Conversion of convertible preferred stock into common stock	(1,500)	—	(1,523,396)	(1)	2,273,396	—	1			—
Cancellation of resticted shares					(6,297)	—				—
Unrealized loss on short- term investments								(42)		(42)
Net loss									(123,580)	(123,580)
Balance - December 31, 2018	194	$—	5,854,845	$6	123,415,576	$5	$838,984	$(42)	$(372,760)	$466,193
Adoption of ASU 2018-07							296		(296)	—
Stock-based compensation expense							24,277			24,277
Vesting of restricted stock shares issued for service					27,514	1	(1)			—
Tax payments related to shares witheld for vested restricted stock units						—	(312)			(312)
Common stock issued upon exercise of stock options					727,492	—	6,443			6,443
Common stock issued from preferred stock conversion			(2,273,726)	(2)	2,273,726	—	2			—
Unrealized gain on short- term investments								262		262
Cancellation of common shares from settlement of dispute					(32,500)	(1)	(335)			(336)
Net loss									(197,556)	(197,556)
Balance - December 31, 2019	194	$—	3,581,119	$4	126,411,808	$5	$869,354	$220	$(570,612)	$298,971

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities
Net loss	$(197,556)	$(123,580)	(92,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	24,277	20,027	11,968
Noncash lease expense	6,954	—	—
Accretion (amortization) of discounts and premiums on investments	(3,421)	(1,332)	19
Depreciation and amortization	1,169	956	952
Gain on settlement of dispute	(336)	—	—
Loss on disposal of assets	16	9	—
Changes in assets and liabilities:
Prepaid expenses, other assets, and long-term assets	(3,278)	(2,065)	(4,508)
Operating lease liabilities (Right-of-use assets)	(6,148)	—	—
Accounts payable	12,706	1,507	369
Accrued expenses and other liabilities	6,728	3,229	4,555
Net cash used in operating activities	(158,889)	(101,249)	(78,709)

Cash Flows from Investing Activities
Maturities of short-term investments	514,601	41,000	59,705
Purchase of short-term investments	(417,659)	(426,081)	—
Purchase of property and equipment	(6,917)	(1,198)	(1,028)
Net cash provided by (used in) investing activities	90,025	(386,279)	58,677

Cash Flows from Financing Activities
Tax payments related to shares withheld for vested restricted stock units	(312)	(223)	(1,252)
Proceeds from the issuance of common stock upon exercise of warrants	—	15,754	662
Proceeds from the issuance of common stock upon exercise of options	6,443	9,959	5,616
Proceeds from the issuance of preferred stock and common stock, net	—	398,817	53,662
Net cash provided by financing activities	6,131	424,307	58,688
Net (decrease) increase in cash, cash equivalents and restricted cash	(62,733)	(63,221)	38,656
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	82,152	145,373	106,717
Cash, Cash Equivalents, and Restricted Cash, End of Period (Note 2)	$19,419	$82,152	$145,373

Supplemental disclosure of cash flow information:
Cash paid for income taxes	—	—	—
Interest paid	—	—	—

Supplemental disclosure of noncash investing and financing activities:
Net unrealized gain (loss) on short-term investments	$262	$(42)	(29)
Acquisitions of property and equipment included in accounts payable	122	—	—
Conversion of convertible preferred stock to common stock	2	1	1
Vesting of restricted stock units	1	—	—

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL ORGANIZATION, BUSINESS AND LIQUIDITY

General Organization and Business

Iovance Biotherapeutics, Inc. (the “Company”, “we”, “us” or “our”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of cell therapies as novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to eradicate cancer cells. Tumor infiltrating lymphocyte or TIL therapy is an autologous cell therapy platform technology that was originally developed by the National Cancer Institute (NCI), which conducted initial clinical trials in diseases such as metastatic melanoma and cervical cancer. The Company has developed a new, shorter manufacturing process for TIL therapy known as Generation 2, or Gen 2, which yields a cryopreserved TIL product. This proprietary and scalable manufacturing method is being further investigated in multiple indications. The Company’s lead product candidates include lifileucel for metastatic melanoma and LN-145 for metastatic cervical cancer. In addition to metastatic melanoma and metastatic cervical cancer, it is investigating the effectiveness and safety of TIL therapy and peripheral blood lymphocyte therapy for the treatment of squamous cell carcinoma of the head and neck, non-small cell lung cancer, and chronic lymphocytic leukemia through its sponsored trials, as well as in other oncology indications through collaborations. On June 1, 2017, the Company reincorporated to become a company governed by Delaware corporation laws.

Liquidity

The Company is currently engaged in the development of therapeutics to fight cancer, specifically solid tumors. The Company currently does not have any commercial products and has not yet generated any revenues from its business. The Company currently does not anticipate that it will generate any revenues from the sale or licensing of any of its product candidates during the 12 months from the date these financial statements are issued. The Company has incurred a net loss of $197.6 million for the year ended December 31, 2019 and used $158.9 million of cash in its operating activities during the year ended December 31, 2019. As of December 31, 2019, the Company had $312.5 million in cash, cash equivalents, short-term investments, and restricted cash ( $14.0 million of cash and cash equivalents, $293.1 million in short-term investments and $5.5 million in restricted cash).

The Company expects to further increase its research and development activities, which will increase the amount of cash used during 2020 and beyond. Specifically, the Company expects continued spending on its current and planned clinical trials, continued expansion of manufacturing activities, including construction of a manufacturing facility, higher payroll expenses as the Company increases its professional and scientific staff, and initiation of pre-commercial activities. Based on the funds the Company has available as of the date these financial statements are issued, the Company believes that it has sufficient capital to fund its anticipated operating expenses and capital expenditures for at least next twelve months from the date these financial statements are issued. The Company has latitude as to the timing and amount of expenditures for its commercial-scale production facility under construction in Philadelphia, Pennsylvania.

Concentrations of Risk

The Company is subject to credit risk from its portfolio of cash equivalents and short-term investments. Under its investment policy, the Company limits amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. The Company does not believe it is exposed to any significant concentrations of credit risk from these financial instruments. The goals of its investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk and liquidity of investments sufficient to meet cash flow requirements.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Cash, Cash Equivalents, and Short-term Investments

The Company’s cash and cash equivalents include short-term investments with original maturities of three months or less when purchased. The Company's short-term investments are classified as “available-for-sale”. The Company includes these investments in current assets and carries them at fair value. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive loss. The cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in net interest income in the consolidated statements of operations. Gains and losses on securities sold are recorded based on the specific identification method and are included in net interest income in the consolidated statements of operations. The Company has not incurred any realized gains or losses from sales of securities to date. The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on maturities and concentration by type and issuer.

Restricted Cash

The Company maintains a certain minimum balance, currently $5.5 million in a segregated bank account in connection with a letter of credit for the benefit of the landlord for its commercial manufacturing facility used as a security deposit for the lease (See Note 10 - Leases). This amount is classified as Restricted Cash on the Balance Sheet. The letter of credit will expire on May 28, 2020, however, it will be automatically extended, without written agreement, for one-year periods to May 28 in each succeeding calendar year, through at least 60 days after the lease expiration date. Further, on the expiration of the seventh year of the lease, and each anniversary date thereafter, the letter of credit may be decreased by $1.0 million, with a minimum security deposit of $1.5 million maintained through the end of the lease term. As of December 31, 2019, restricted cash consisted of $5.5 million and this amount has been classified as a non-current asset on the Company’s consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash, reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31,	December 31,	December 31,
	2019	2018	2017

Cash	$13,969	$82,152	$145,373
Restricted cash (included in non-current assets on the consolidated balance sheets)	5,450	—	—
Total cash, cash equivalents and restricted cash	$19,419	$82,152	$145,373

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

Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included within operating expenses in the consolidated statements of operations.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2019, 2018, and 2017, the Company did not recognize any impairments for its property and equipment.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2019, 2018, and 2017, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	As of December 31,
	2019	2018	2017
Stock options	9,494,712	6,889,287	6,072,368
Warrants	—	—	6,301,216
Series A Convertible Preferred*	97,000	97,000	847,000
Series B Convertible Preferred*	3,581,119	5,854,845	7,378,241
Restricted stock units	22,916	68,742	114,582
	13,195,747	12,909,874	20,713,407

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

Level 1—These are investments where values are based on unadjusted quoted prices for identical assets in an active market that the Company has the ability to access.

Level 2—These are investments where values are based on quoted market prices in markets that are not active or model derived valuations in which all significant inputs are observable in active markets

The Company does not have fair valued assets classified under Level 2 as of December 31, 2019 and 2018.

Level 3—These are financial instruments where values are derived from techniques in which one or more significant inputs are unobservable.

The Company does not have fair valued assets classified under Level 3 as of December 31, 2019 and 2018.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s financial instruments consist of cash and cash equivalents and short-term investments, all of which are reported at their respective fair value on its consolidated balance sheets.

As of December 31, 2019 and 2018, financial assets measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
US treasury securities	$242,249	$—	$—	$242,249
US government agency securities	50,863	—	—	50,863
Total	$293,112	$—	$—	$293,112

	Assets at Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
US treasury securities	$265,393	$—	$—	$265,393
US government agency securities	120,978	—	—	120,978
Total	$386,371	$—	$—	$386,371

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assumptions made in valuing stock instruments issued for services and used in measuring operating right-of-use assets and operating lease liabilities, valuation of short-term investments, accounting for potential liabilities, and the valuation allowance associated with the Company’s deferred tax assets.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Iovance Biotherapeutics, Inc. and its wholly-owned subsidiary, Iovance Biotherapeutics GmbH. All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all the Company's consolidated operations.

Leases

The Company determines if an arrangement includes a lease at inception. Operating leases are included in its consolidated balance sheet as Operating lease right-of-use assets and Operating lease liabilities as of December 31, 2019. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses an estimated incremental borrowing rate that is applicable to the Company based on the information available at the later of the lease commencement date or the date of adoption of Accounting Standard Update (ASU) No. 2016-02 and ASU No. 2018-10, Leases (together “Topic 842”). The operating lease right-of-use assets also include any lease payments made less lease incentives. The Company’s leases may include options to extend or terminate the lease, which is considered in the lease term when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term. The Company has elected not to apply the recognition requirements of Topic 842 for short-term leases.

For lease agreements entered into after the adoption of Topic 842 that include lease and non-lease components, such components are generally accounted for separately.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior period amounts continue to be reported in accordance with the Company's historic accounting under previous lease guidance, Topic 840. See “Recently Adopted Accounting Standards - Leases” below, for more information about the impact of the adoption on Topic 842.

Stock-Based Compensation

The Company periodically grants stock options to employees in non-capital raising transactions as compensation for services rendered. The Company accounts for stock option grants to employees based on the authoritative guidance provided by the FASB where the value of the award is measured on the date of grant and recognized over the vesting period. Upon the adoption of ASU No. 2018-07, Compensation-Stock Compensation (“Topic 718”), the Company accounts for stock option grants to non-employees in a similar manner as stock option grants to employees except for the term used in the grant date fair value, therefore no longer requiring a re-measurement at the then-current fair values at each reporting date until the share options have vested. The nonemployee awards that contain a performance condition that affects the quantity or other terms of the award are measured based on the outcome that is probable.

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

The Company has in the past issued restricted stock units (RSU) and restricted stock awards (RSA) as part of its share-based compensation programs. The Company measures the compensation cost with respect to RSUs and RSAs issued to employees based upon the estimated fair value of the equity instruments at the date of the grant, which is recognized as an expense over the period during which an employee is required to provide services in exchange for the awards.

The fair value of RSUs and RSAs is based on the closing price of the Company’s common stock on the grant date.

Total stock-based compensation expense related to all of the Company’s stock-based awards was recorded on the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Research and development	$11,396	$9,305	$5,270
General and administrative	12,881	10,722	6,698
Total stock-based compensation expense	$24,277	$20,027	$11,968

Total stock-based compensation broken down based on each individual instrument was as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Stock option expense	$23,964	$19,758	$10,862
Restricted stock award expense	—	—	34
Restricted stock unit expense	313	269	1,072
Total stock-based compensation expense	$24,277	$20,027	$11,968

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

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, legal, investor relations, facilities, business development, marketing, commercial and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, sublicense royalty expenses, legal fees relating to corporate matters, insurance, public company expenses relating to maintaining compliance with Nasdaq listing rules and Securities and Exchange Commission (“SEC”) requirements, investor relations costs, and fees for accounting and consulting services. General and administrative costs are expensed as incurred, and the Company accrues for services provided by third parties related to the above expenses by monitoring the status of services provided and receiving estimates from its service providers and adjusting its accruals as actual costs become known.

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

Concentrations

The Company is subject to credit risk from its portfolio of cash equivalents and short-term investments. Under its investment policy, it limits amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. The Company is not exposed to any significant concentrations of credit risk from these financial instruments. The goals of its investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk; liquidity of investments sufficient to meet cash flow requirements; and a competitive after-tax rate of return. The Company maintains cash, cash equivalents and short-term investment balances at three financial institutions. At times, the amounts on deposit may exceed the federally insured limits. Management believes that the financial institutions which hold its cash are financially sound and, accordingly, minimal credit risk exists. As of December 31, 2019, and 2018, respectively, the Company’s cash balances were in excess of insured limits maintained at the financial institutions.

Preferred Stock

The Company applies the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Standards

Leases

On January 1, 2019, the Company adopted Topic 842, which establishes a new lease accounting method for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The Company elected the package of practical expedients requiring no reassessment of whether any expired or existing contracts are or contain leases, the lease classification of any expired or existing leases, or initial direct costs for any existing leases. The standard had a material impact on its consolidated balance sheets by recognizing Operating lease right-of-use assets and Operating lease liabilities for operating leases but did not have an impact on its consolidated statement of operations or cash flows. The adoption of Topic 842 resulted in recognition of Operating lease right-of-use assets of $10.4 million, $4.9 million of Operating lease liabilities - current, and $5.8 million of Operating lease liabilities - noncurrent as of January 1, 2019, the date of adoption.

Improvements to Nonemployee Share-Based Payment Accounting

On January 1, 2019, the Company adopted Topic 718, which eliminates the separate accounting method for nonemployee share-based payment awards and requires companies to account for share-based payment transactions with nonemployees in the same manner as share-based payment transactions with employees except for the term used in the grant date fair value. Under the new guidance, nonemployee share-based payment transactions are measured at the grant-date fair value and are no longer remeasured at the then-current fair values at each reporting date until the share options have vested. The guidance requires a modified-retrospective approach in transition. The Company compared the cumulative amounts that were recorded for its nonemployee share-based payments through December 31, 2018 immediately preceding the date of adoption to the cumulative amounts that should be recognized at the adoption date and recognized a cumulative effect of the transition adjustment of $0.3 million to retained earnings as of the date of adoption, January 1, 2019.

Fair Value Measurements Disclosure

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates disclosure requirement regarding transfers between level 1 and level 2 of the fair value of hierarchy, however, adds disclosure requirements on the range and weighted average used to develop

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

significant unobservable inputs for level 3 fair value measurements. The Company adopted the guidance on January 1, 2019, however, there was no adjustment required to its disclosures as it did not have fair value assets classified under level 2 or 3 as of December 31, 2019 and 2018.

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, and also issued subsequent amendments to the initial guidance, ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2019-11 (collectively, Topic 326), to introduce a new impairment model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses (CECL). Under Topic 326, an entity is required to estimate CECL on available-for-sale (AFS) debt securities only when the fair value is below the amortized cost of the asset and is no longer based on an impairment being “other-than-temporary”. Topic 326 also requires the impairment calculation on an individual security level and requires an entity use present value of cash flows when estimating the CECL. The credit-related losses are required to be recognized through earnings and non-credit related losses are reported in other comprehensive income. In April 2019, the FASB further clarified the scope of Topic 326 and addressed issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayment. Topic 326 will be effective for public entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The new guidance will require modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings as of the beginning of the first period in which the guidance becomes effective. The Company will adopt this guidance on January 1, 2020, however, the Company does not believe the adoption of this new guidance will have any material impact on its consolidated financial statements.

Cloud Computing Arrangements

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15), to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The guidance provided generally means that an intangible asset is recognized for the software license and, to the extent that the payments attributable to the software license are made over time, a liability also is recognized. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. This generally means that the fees associated with the hosting element (service) of the arrangement are expensed as incurred. ASU 2018-15 is effective for fiscal years beginning subsequent to December 15, 2019. The Company plans to adopt this guidance on January 1, 2020, and believes it will have a material impact on its consolidated balance sheets and statements of operations during 2020 by deferring recognition of costs as it prepares to invest in information technology infrastructure for its commercial manufacturing build-out.

Segment reporting

The Company operates in one segment, focused on developing and commercializing ACT using autologous TIL for the treatment of metastatic melanoma and other solid cancers.

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date through the date the financial statements are issued. Based upon the review, the Company identified the following subsequent events.

Research collaboration and exclusive worldwide license agreement

On January 12, 2020, the Company announced that it had entered into a research collaboration and exclusive worldwide license agreement whereby the Company will license gene-editing technology from Cellectis S.A. (“Cellectis”), a clinical-stage biopharmaceutical company, in order to develop TIL therapies that have been genetically edited. Financial terms of the license include development, regulatory and sales milestone payments from the Company to Cellectis, as well as royalty payments based on net sales of TALEN-modified TIL products.

On January 12, 2020, the Company announced that it had obtained a license from Novartis Pharma AG (“Novartis”) to develop and commercialize an antibody cytokine engrafted protein, referred to as IOV-3001. Under the agreement, Iovance has paid an upfront

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

payment to Novartis and may pay future milestones related to initiation of patent dosing in various phases of clinical development for IOV-3001 and approval of the product in the U.S, EU and Japan. Novartis is also entitled to low-to-mid single digit royalties from commercial sales of the product.

NOTE 3. CASH AND CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

Cash equivalents, and short-term investments consist of the following (in thousands):

	December 31,	December 31,
	2019	2018

Cash equivalents - Money market funds	$10,049	$25,968
Cash equivalents total	$10,049	$25,968

Cash equivalents in the tables above exclude cash demand deposits of $3.9 million and $56.2 million as of December 31, 2019 and 2018, respectively (in thousands).

	December 31,	December 31,
Short-term Investments	2019	2018
US treasury securities	$242,249	$265,393
US government agency securities	50,863	120,978
Short-term investments total	$293,112	$386,371

The cost and fair value of cash equivalents and short-term investments at December 31, 2018 and 2019 were as follows (in thousands):

			Gross	Gross
			Unrealized	Unrealized
As of December 31, 2019	Cost	Accretion	Gains	Losses	Fair Value
US treasury securities	$241,709	$364	$179	$(3)	$242,249
US government agency securities	50,712	107	44	—	50,863
Total	$292,421	$471	$223	$(3)	$293,112

			Gross	Gross
			Unrealized	Unrealized
As of December 31, 2018	Cost	Accretion	Gains	Losses	Fair Value
US treasury securities	$264,619	$813	$19	$(58)	$265,393
US government agency securities	120,653	328	21	(24)	120,978
Total	$385,272	$1,141	$40	$(82)	$386,371

Unrealized gains and losses are included in accumulated other comprehensive loss. All short-term investments held by the Company as of December 31, 2019 and 2018 have a maturity of less than one year.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. BALANCE SHEET COMPONENTS

Property and equipment, net consists of the following (in thousands):

	December 31,	December 31,
	2019	2018
Lab equipment	$4,530	$4,160
Leasehold improvements	2,372	1,776
Computer equipment	258	337
Office furniture and equipment	457	263
Construction in progress	5,417	107
Total Property and equipment, cost	13,034	6,643
Less: Accumulated depreciation and amortization	(4,498)	(3,960)
property and equipment, net	$8,536	$2,683

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was approximately $1.2 million, $1.0 million and $1.0 million, respectively.

Accrued liabilities consist of the following (in thousands):

	December 31,	December 31,
	2019	2018
Accrued payroll and employee related expenses	$6,866	$4,113
Legal and related services	866	825
Clinical related	4,692	3,424
Manufacturing related	2,184	2,684
Deferred rent - current	—	124
Accrued other	1,657	489
	$16,265	$11,659

NOTE 5. STOCKHOLDERS’ EQUITY

Public Offerings

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

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock. At December 31, 2019, 17,000 shares were designated as Series A Convertible Preferred Stock and 11,500,000 shares were designated as Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock”).

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

No Shares of Series A Convertible Preferred Stock were converted during the year ended December 31, 2019. A total of 1,500 shares of Series A Convertible Preferred Stock were converted into 750,000 shares of common stock during the year ended December 31, 2018. At December 31, 2019 and 2018, 194 shares of Series A Convertible Preferred Stock (that are convertible into 97,000 shares of common stock) remained outstanding.

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

A total of 2,273,726 shares of Series B Convertible Preferred Stock were converted into 2,273,726 shares of common stock during the year ended December 31, 2019. A total of 1,523,396 shares of Series B Convertible Preferred Stock were converted into 1,523,396 shares of common stock during the year ended December 31, 2018. At December 31, 2019 and 2018, 3,581,119 and 5,854,845 shares of Series B Preferred Stock (that are convertible into 3,581,119 and 5,854,845 shares of common stock) remained outstanding, respectively.

Cancellation of Common Shares

On September 30, 2013, the Company and a third party entered into an agreement under which the Company issued 50,000 shares of unregistered stock in the Company to the third party. On January 16, 2019, the two parties entered into a confidential settlement agreement in connection with a dispute related to their prior relationship and activities. As part of the settlement, the third party returned 32,500 shares of common stock to the Company for cancellation and retained the remaining 17,500 shares. The Company included a gain of $335,000 on cancellation of 32,500 shares in Other income in its consolidated statement of operations.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

There were no remaining outstanding warrants as of December 31, 2019 and 2018. A summary of the changes of stock warrants is presented in the following table.

		Weighted	Weighted	Aggregate
	Shares	Average	Average	Intrinsic
	Under	Exercise	Remaining	Value
	Warrants	Price	Life	(in thousands)
Outstanding at January 1, 2017	6,566,216	$2.51
Issued	—	—
Exercised	(265,000)	2.50
Expired/Cancelled	—	—
Outstanding at December 31, 2017	6,301,216	$2.51
Issued	—	—
Exercised	(6,301,216)	2.51
Expired/Cancelled	—	—
Outstanding at December 31, 2018	—	$—	—	$—
Outstanding at December 31, 2019	—	$—	—	$—

NOTE 6. STOCK BASED COMPENSATION

Stock Plans

On October 14, 2011, the Company adopted the 2011 Equity Incentive Plan (the “2011 Plan”). Employees, directors, consultants and advisors of the Company are eligible to participate in the 2011 Plan. The 2011 Plan initially had 180,000 shares of common stock reserved for issuance in the form of incentive stock options, non-qualified options, common stock, and grant appreciation rights. The 2011 Plan was not approved by the Company’s stockholders within the required one-year period following its adoption and, accordingly, no incentive stock options can be granted under that plan. In August 2013, the Company’s Board of Directors and a majority of the Company’s stockholders approved an amendment to increase the number of shares available under the 2011 Plan from 180,000 shares to 1,700,000 shares, and an amendment to increase the number options or other awards that can be granted to any one person during a twelve (12) month period from 50,000 shares to 300,000 shares. The foregoing amendment to the 2011 Plan became effective in September 2013. On August 20, 2014, the Company’s Board of Directors amended the 2011 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2011 Plan from 1,700,000 to 1,900,000 shares, effective immediately. At December 31, 2019, 151,240 shares were available for future grant under the 2011 Plan.

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

On August 16, 2016, the Company’s stockholders approved an increase in the total number of shares that can be issued under the 2014 Plan to 9,000,000 shares of the Company’s common stock. At December 31, 2019, 174,292 shares were available for grant under the Company’s 2014 Plan.

On April 22, 2018, the Board of Directors adopted the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan was approved by the Company’s stockholders at the annual meeting of stockholders held in June 2018. The 2018 Plan as approved by the stockholders authorized the issuance up to an aggregate of 6,000,000 shares of common stock reserved for issuance in the form of incentive (qualified) stock options, non-qualified options, common stock, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards or any combination of the foregoing. At December 31, 2019, 3,297,600 shares of common stock were available for grant under the Company’s 2018 Plan.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

On June 1, 2016, the Company entered into a restricted stock unit agreement with the Company’s new Chief Executive Officer, Maria Fardis, Ph.D., pursuant to which the Company granted Dr. Fardis 550,000 non-transferrable restricted stock units at fair market value of $5.87 per share as an inducement of employment pursuant to the exception to The Nasdaq Global Market rules that generally require stockholder approval of equity incentive plans. The 550,000 restricted stock units vest in installments as follows: (i) 137,500 restricted stock units vested upon the first anniversary of the effective date of Dr. Fardis’ employment agreement; (ii) 275,000 restricted stock units vest upon the satisfaction of certain clinical trial milestones; and (iii) 137,500 restricted stock units vest in equal monthly installments over the 36-month period following the first anniversary of the effective date of Dr. Fardis’ employment, provided that Dr. Fardis has been continuously employed with the Company as of such vesting dates. At December 31, 2019, 22,916 restricted stock units remained unvested.

Stock-based compensation expense for restricted stock units are measured based on the closing fair market value of the Company's common stock on the date of grant. The stock-based compensation expenses relating to restricted stock units were $0.3 million, $0.3 million, and $1.1 million for the years ended December 31, 2019, 2018, and 2017, respectively, recorded as part of general and administrative expenses.

As of December 31, 2019, $0.1 million of total unrecognized compensation costs related to non-vested restricted stock units to be recognized over a weighted average period of 0.42 years.

Stock Options

A summary of the status of stock options at December 31, 2019, and the changes during the three years then ended, is presented in the following table:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value
	Options	Price	Life	(in thousands)
Outstanding at January 1, 2017	6,233,150	$7.24
Issued	2,188,800	6.68
Exercised	(1,011,284)	5.55
Expired/Cancelled	(1,338,298)	6.79
Outstanding at December 31, 2017	6,072,368	$7.42
Issued	2,960,620	14.73
Exercised	(1,336,514)	7.45
Expired/Cancelled	(807,187)	10.04
Outstanding at December 31, 2018	6,889,287	$10.25
Issued	4,166,600	14.73
Exercised	(727,492)	8.85
Expired/Cancelled	(833,683)	13.87
Outstanding at December 31, 2019	9,494,712	$12.00	8.05 years	$149,493
Exercisable at December 31, 2019	4,548,959	$9.61	6.95 years	$82,864

The Company recorded stock-based compensation expenses related to stock options of $24.0 million, $19.8 million, and $10.9 million for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, there was $41.2 million of total unrecognized compensation expenses related to non-vested employee options to be recognized over a weighted average period of 1.97 years.

The weighted average grant date fair value for employee options granted under the Company's stock option plans during the years ended December 31, 2019, 2018, and 2017 was $9.48, $14.44, and $6.58 per option respectively.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value in the table above reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year ended December 31, 2019 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2019. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

The total pre-tax intrinsic value of stock options exercised during the year ended December 31, 2019, 2018, and 2017 were $5.3 million, $2.3 million, and $2.6 million, respectively.

The following table summarizes the assumptions relating to options granted pursuant to the Company’s equity incentive plans for the years ended December 31, 2019, 2018, and 2017:

	Years Ended December 31,
	2019	2018	2017
Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.59% - 1.62%	2.97% - 2.27%	2.34% - 1.72%
Expected term (in years)	6.14 - 6.06	6.50 - 5.13	6.50 - 5.13
Expected volatility	71.62% - 70.63%	200.28% - 167.54%	209.69% - 190.46%

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

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of outstanding and exercisable stock options as of December 31, 2019 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Range of Exercise	Number of	Contractual	Exercise Price	Number of	Contractual	Exercise Price
Prices	Shares	Life	Per Share	Shares	Life	Per Share
$5.05 - $5.87	1,086,300	6.71	$5.56	945,048	6.65	$5.56
$5.88 - $7.55	1,413,645	6.57	7.25	1,329,098	6.51	7.28
$7.56 - $9.10	970,107	6.87	8.44	830,055	6.60	8.45
$9.11 - $10.69	962,900	8.69	9.70	248,689	7.60	9.44
$10.70 - $11.15	118,950	6.43	11.06	88,750	5.45	11.05
$11.16 - $11.26	1,574,900	9.17	11.26	—	—	—
$11.27 - $16.50	1,283,110	8.22	14.93	719,738	7.95	15.23
$16.51 - $19.75	1,046,000	8.69	17.62	378,581	8.12	17.33
$19.76 - $25.78	994,800	9.66	21.79	—	—	—
$25.79 - 117.00	44,000	8.28	42.15	9,000	1.73	99.12
	9,494,712	8.05	$12.00	4,548,959	6.95	$9.61

Restricted Common Stock Awards

There were no unvested restricted common stock awards as of December 31, 2019, 2018, and 2017. During the year ended December 31, 2019, 2018 and 2017, no expense was recognized in connection with these awards.

NOTE.7 EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan covering substantially all U.S. employees under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “IRC”). The Company's matching contribution to the plan was $0.9 million, 0.5 million, and $0.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.

NOTE 8. INCOME TAXES

Net deferred tax assets (liabilities) are summarized as follows (in thousands):

	As of December 31,
	2019	2018
Deferred income tax asset:
Net operating loss carry forward	$95,473	$56,971
Stock-based compensation	8,851	5,823
Tax credit carry forwards	22,711	14,356
Lease liabilities	2,529
Depreciation and amortization	98
Reserves and accruals	1,410	1,049
Deferred tax assets before valuation allowance	131,072	78,199
Less: valuation allowance	(128,720)	(78,146)
Net deferred income tax assets	2,352	53
Deferred tax liabilities:
Depreciation and amortization	(2,352)	(53)
Net deferred tax assets (liabilities)	$—	$—

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Years ended December 31,
	2019	2018	2017
Federal statutory tax rate	(21)%	(21)%	(34)%
Orphan Drug & Research credits	(4)	(3)	—
Permanent and other differences	1	1	4
Tax rate change	—	—	23
State tax, net of federal benefit	(2)	(1)	—
	(26)%	(24)%	(7)%
Valuation allowance	26%	24%	7%
Effective tax rate	—%	—%	—%

The components of income tax expense (benefit) are as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Federal:
Current	$—	$—	$—
Deferred	(47,010)	(28,277)	(7,391)
State and Local
Current	—	—	—
Deferred	(3,564)	(2,020)	944
Change in Valuation Allowance	50,574	30,297	6,447
Total income tax expense (benefit)	$—	$—	$—

The Company had net operating loss carryovers (“NOLs”) for federal and state income tax purposes of approximately $426.8 million and $128.5 million, respectively, as of December 31, 2019. $142.4 million of federal NOLs will expire beginning in 2027, while $284.4 million generated after Tax Reform will have an indefinite life. The state NOLs will expire if unused in years 2031 through 2038.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2019, 2018, and 2017, the change in the valuation allowance was approximately $50.6 million, $30.3 million, and 6.4 million respectively.

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

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended December 31, 2019, 2018, and 2017 is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Unrecognized benefit - beginning of period	$6,344	$4,111	$—
Gross decreases - prior period tax positions	—	118	2,780
Gross increase current period tax positions	3,694	2,115	1,331
Unrecognized benefit - end of period	$10,038	$6,344	$4,111

No interest or penalties on unpaid tax were recorded during the years ended December 31, 2019, 2018, and 2017, respectively. The Company does not anticipate any significant changes within 12 months of this reporting date of its uncertain tax positions.

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

NOTE 9. LICENSES AND AGREEMENTS

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

In August 2016, the NCI and the Company entered a second amendment to the CRADA. The principal changes effected by the second amendment included (i) extending the term of the CRADA by another five years to August 2021, and (ii) modifying the focus on the development of unmodified TIL as a stand-alone therapy or in combination with U.S. Food and Drug Administration (“FDA”) - licensed products and commercially available reagents routinely used for adoptive cell therapy. The parties will continue the development of improved methods for the generation and selection of TIL with anti-tumor reactivity in metastatic melanoma, bladder, lung, breast, and HPV-associated cancers.

Pursuant to the terms of the CRADA, as amended, the Company is required to make quarterly payments of $0.5 million to the NCI for support of research activities. To the extent the Company licenses patent rights relating to a TIL-based product candidate, the Company will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, the Company may be required to supply certain test articles, including TIL, grown and processed under cGMP conditions, suitable for use in clinical trials, where the Company holds the investigational new drug application for such clinical trial. The extended CRADA has a five-year term expiring in August 2021. The Company or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. The Company recorded costs associated with the CRADA of $2.2 million, $2.0 million, and 2.0 million for the years ended December 31, 2019, 2018 and 2017, respectively, as research and development expenses.

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

Exclusive Patent License Agreement Related to TIL Selection

On February 10, 2015, the Company entered into an exclusive patent license agreement (the “Exclusive Patent License Agreement”) with the NIH under which the Company received an exclusive license to the NIH’s rights to patent-pending technologies related to methods for improving adoptive cell therapy through more potent and efficient production of TIL from melanoma tumors by selecting for T cell populations that express various inhibitory receptors. Unless terminated sooner, the license shall remain in effect until the last licensed patent right expires. Under the Exclusive Patent License Agreement, the Company agreed to pay customary royalties based on a percentage of net sales of a licensed product (which percentage is in the mid-single digits), a percentage of revenues from sublicensing arrangements, and lump sum benchmark payments upon the successful completion of clinical studies involving licensed technologies, the receipt of the first FDA approval or foreign equivalent for a licensed product or process resulting from the licensed technologies, the first commercial sale of a licensed product or process in the United States, and the first commercial sale of a licensed product or process in any foreign country.

H. Lee Moffitt Cancer Center

Research Collaboration and Clinical Grant Agreements with Moffitt

In December 2016, the Company entered into a new three-year Sponsored Research Agreement with H. Lee Moffitt Cancer Center (“Moffitt”). At the same time, the Company entered into a clinical grant agreement with Moffitt to support an ongoing clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with metastatic melanoma. In June 2017, the Company entered into a second clinical grant agreement with Moffitt to support a new clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with non-small cell lung cancer, under which the Company obtained a non-exclusive, royalty-free license to any new Moffitt inventions made in the performance of the agreement. Under both clinical grant agreements with Moffit, the Company has non-exclusive rights to clinical data arising from the respective clinical trials. In the years ended December 31, 2019, 2018 and 2017, the Company recorded research and development costs of $0.7 million, $1.2 million, and $1.2 million, respectively, in connection with the research collaboration and clinical grant agreements with Moffitt.

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

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

License related to the treatment of any cancers in the United States, Europe and Japan and in other countries designated by the Company in agreement with Moffitt.

The Company entered into a license agreement with Moffitt effective as of May 7, 2018 (the “Second Moffitt License”), under which the Company received a license to Moffitt’s rights to patent-pending technologies related to the use of 4-1BB agonists in conjunction with TIL manufacturing processes and therapies. Pursuant to the Second Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million for the year ended December 31, 2018. An annual license maintenance fee is also payable commencing on the first anniversary of the effective date. In addition, the Company agreed to pay an annual commercial use payment for each indication for which a first sale has occurred, which in the aggregate amounts to up to $0.4 million a year. The Company recorded $0.1 million for the years ended December 31, 2019 and 2018 as research and development expenses in connection with this agreement.

M.D. Anderson Cancer Center

Strategic Alliance Agreement

On April 17, 2017, the Company entered into a Strategic Alliance Agreement (the “SAA”) with M.D. Anderson Cancer Center (“MDACC”) under which the Company and MDACC agreed to conduct clinical and preclinical research studies. The Company agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA. In return, the Company acquired all rights to inventions resulting from the studies and has been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of MDACC reasonably necessary to exploit, including the commercialization thereof. The Company has also been granted certain rights in clinical data generated by MDACC outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt by the Company of all deliverables due from MDACC thereunder. In May 2017, the Company made a prepayment of $1.4 million under this agreement. The Company recorded $3.4 million and $0.8 million associated with the SAA for the year ended December 31, 2019 and 2018 as research and development expenses, respectively. No expense was recognized in 2017.

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

WuXi

In November 2016, the Company entered into a three-year manufacturing and services agreement (“MSA”) with WuXi AppTech, Inc. (“WuXi”) pursuant to which WuXi agreed to provide manufacturing and other services. Under the agreement, the Company entered into two statements of work for two cGMP manufacturing suites to be established and operated by WuXi for the Company, both of the suites are expected to be capable of being used for the commercial manufacture of its products. The statements of work for each of the suites were amended in 2019. The statements of work for facility include a fixed component to reserve a dedicated suite and a trained work force, and a variable component, mainly materials and testing used during the manufacturing processes. Both statements of work provide for adjustments to the targeted production capacity levels and the corresponding fixed quarterly fees upon written notice from the Company of 30 days and 90 days for the first and second dedicated suites, respectively. The quarterly fixed fees payable for each of the dedicated manufacturing suites ranges from $1.2 million to $2.7 million depending on the production capacity level targeted. The terms of the related statements of work for the first and second dedicated manufacturing suites currently extend to May 2020 and June 2021, respectively. The Company recorded costs associated with agreements with WuXi of $28.4 million, $15.1 million, and $13.9 million for the years ended December 31, 2019, 2018, and 2017 respectively, as research and development expenses.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. LEASES

As described further in "Note 2. Summary of Significant Accounting Policies", the Company adopted Topic 842 as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with its historic accounting under ASU Topic 840- Leases (Topic 840).

Facilities Leases

The Company has evaluated the following existing facility leases and determined that, effective upon the adoption of Topic 842, they were all operating leases. Operating lease right-of-use assets and liabilities were recognized as of January 1, 2019 based on the present value of the remaining lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company utilized a third party in determining an incremental borrowing rate based on the information available as of the adoption date of Topic 842 to obtain the present value of lease payments. The Company's lease terms may include options to extend or terminate the lease which are included in the lease term when it is reasonably certain that it will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term. The Company elected not to apply the recognition requirements of Topic 842 for short-term leases that have a lease term of 12 months or less.

Tampa Lease

In December 2014, the Company commenced a five-year non-cancellable operating lease with the University of South Florida Research Foundation for a 5,115 square foot facility located in Tampa, Florida. The facility is part of the University of South Florida research park and is used as the Company’s research and development facilities. The Company had the option to extend the lease term of this facility for an additional five-year period on the same terms and conditions, except that the base rent for the renewal term will be increased in accordance with the applicable consumer price index.

In April 2015, the Company amended the original lease agreement to increase the rentable space to 6,043 square feet. In September 2016, the Company further increased the rentable space to 8,673 square feet. The per square foot cost and term of the lease were unchanged, and rent payments are approximately $20,000 per month. In December 2019, the Company entered into an agreement to extend the lease term to December 18, 2024 for approximately $20,500 a month.

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

On June 19, 2019, the Company entered into a first amendment (the "Amended Lease") to its previously disclosed lease agreement with Hudson Skyway Landing, LLC (the "Lease") for additional space at its corporate headquarters in San Carlos, California. Under the Amended Lease, the Company will lease an additional 8,110 square feet (the "Expansion Space"), for a total of approximately 20,432 square feet of space on the first floor of the building located at 999 Skyway Road, San Carlos, California, commonly known as Skyway Landing II. The term of the Amended Lease remains the same as that of the Lease and expires on April 30, 2021, unless earlier terminated in accordance with the Amended Lease. The Company's monthly base rent for the Expansion Space under the Amended Lease will be approximately $39,000 for the first year, and $40,000 for the second year.

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

Beginning on the Commencement Date, the Company’s monthly base rent under the Lease will be approximately $320,000, subject to an annual increase of 2% for the first ten years, and an annual increase of the greater of 2% or 75% of the average ten-year consumer price index. The Company will also be responsible for paying operating expenses, which are expected to be approximately $53,000 per month in 2020.

Manufacturing Contracts

The Company uses contract manufacturing organizations (collectively the “CMOs” and each a “CMO”) to manufacture and supply TILs for clinical and commercial purposes. The CMO contractual obligations consist of the use of manufacturing facilities and minimum fixed commitment fees, such as personnel, general support fees, and minimum production or material fees. In addition to the minimum fixed commitment fees, the CMO contractual obligations include variable costs such as production and material costs in excess of the minimum quantity specified in each CMO agreement. During the term of each CMO agreement, the Company has access to and control of the use of a dedicated suite in each of the CMOs’ facilities for manufacturing activities. In conjunction with the adoption of Topic 842 on January 1, 2019, the Company reevaluated all of its material contracts it has, to determine whether they contain a lease under Topic 840. An arrangement is considered a lease or contains a lease if an underlying asset is explicitly or implicitly identified and use of the asset is controlled by the customer. Based on this evaluation, the Company concluded that all of its contracts with CMOs contained embedded operating leases because the suites used for its production are implicitly identified, is only used by the Company exclusively during the contractual term of the arrangements, and the CMOs have no substantive contractual rights to substitute the facilities used by the Company. Further, the Company controls the use of the facilities by obtaining all of the economic benefits from the use of the facilities and direct the use of the facilities throughout the period of use. The terms of the CMO

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contracts include options to terminate the lease with an advance notice of five to six months. The termination clauses and extension clauses are included in the calculation of the lease term for each of the CMOs when it is reasonably certain that it will not exercise such options.

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

The balance sheet classification of the Company’s right-of-use asset and lease liabilities was as follows:

December 31, 2019

Operating lease right-of-use assets	$10,695
Operating lease liabilities
Current portion included in current liabilities	7,252
Long-term portion included in non-current liabilities	4,248
Total operating lease liabilities	$11,500

The components of lease expenses, which were included in Total expenses in the Company’s consolidated statement of operations, were as follows:

For the Year
Ended
December 31, 2019

Operating lease cost	$9,213
Variable lease cost	5,801
Short-term lease cost	72
Total lease cost	$15,086

Variable lease cost is determined based on performance or usage in accordance with the contractual agreements, and not based on an index or rate.

Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2019 was $8.6 million, respectively, and were included in Net cash used by operating activities in its consolidated statement of cash flows. Upon the adoption of Topic 842 on January 1, 2019, the Company increased noncash balances of operating lease right-of-use assets and operating lease liabilities by $10.4 million and $10.7 million, respectively. The Company additionally increased operating lease right-of-use assets by $7.8 million and operating lease liability by $8.9 million for the twelve months ended December 31, 2019 as a result of lease modifications and additional lease agreements entered by the Company.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019, the maturities of the Company's operating lease liabilities were as follows (in thousands):

		CMO
	Facility	embedded
	leases	leases	Total
2020	$1,940	$5,881	$7,821
2021	968	2,640	3,608
2022	342	—	342
2023	269	—	269
2024	253	—	253
Thereafter	—	—	—
Total lease payments	$3,772	$8,521	$12,293
Less: Present value adjustment	(368)	(425)	(793)
Operating lease liabilities	$3,404	$8,096	$11,500

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of Topic 842 or the date of lease modifications. As of December 31, 2019, the weighted average remaining lease term is 1.74 years and the weighted average discount rate used to determine the operating lease liabilities was 7.7%. As of December 31, 2019, the Company has a finance lease for the commercial manufacturing facility that has not yet commenced. This finance lease will commence in 2020 with a lease term of 20 years.

NOTE 11. LEGAL PROCEEDINGS

Class Action Lawsuit. On April 10, 2017, the SEC announced settlements with the Company and with other public companies and unrelated parties in the In the Matter of Certain Stock Promotion investigation. The Company's settlement with the SEC is consistent with its previous disclosures (including in its Annual Report on Form 10-K that the Company filed with the SEC on March 9, 2017). On April 14, 2017, a purported shareholder filed a complaint seeking class action status in the United States District Court, Northern District of California for violations of the federal securities laws (Leonard DeSilvio v. Lion Biotechnologies, Inc., et al., case no. 3:17cv2086) against its company and three of its former officers and directors. On April 19, 2017, a second class action complaint (Amra Kuc vs. Lion Biotechnologies, Inc., et al., case no. 3:17-cv-2188) was filed in the same court. Both complaints allege, among other things, that the defendants violated the federal securities laws by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh, its former CEO, and its former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions investigation. On July 20, 2017, the plaintiff in the Kuc case filed a notice to voluntarily dismiss that case. The court entered an order dismissing the Kuc complaint on July 21, 2017. On July 26, 2017, the court appointed a movant as lead plaintiff. On September 8, 2017, the lead plaintiff filed an amended complaint (Jay Rabkin v. Lion Biotechnologies, Inc., et al., case no. 3:17-cv-2086) seeking class action status that alleges, among other things, that the defendants violated federal securities laws by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh and its former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions SEC investigation. On February 5, 2018, the court entered an order dismissing two of plaintiff’s six claims. As the result of mediation, on September 28, 2018, lead plaintiff filed an unopposed motion for settlement, the cost of which, if approved, is expected to be borne by the Company’s insurance carrier and would result in no loss to the Company. The court gave preliminary approval to the proposed settlement on November 30, 2018, and the final hearing is currently scheduled for April 12, 2019.

Derivative Lawsuits. On December 15, 2017, a purported stockholder derivative complaint was filed by plaintiff Kevin Fong against the Company, as nominal defendant, and certain of its current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware (case no. 1:17-cv-1806). The complaint alleges breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder arising from the SEC’s investigation in the In the Matter of Certain Stock Promotions investigation and its April 10, 2017 settlement thereof, and seeks unspecified damages on behalf of the Company and injunctive relief. On March 28, 2018, a purported stockholder derivative complaint was filed by plaintiff Nazeer Khaleeluddin on behalf of the Company, against the Company, as nominal defendant, and certain of the Company’s current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware (case no. 1:18-cv-00469). The complaint alleges, among other things, violations of securities law, breach

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of fiduciary duty, aiding and abetting, waste of corporate assets, and unjust enrichment. The complaint is based on claims arising from the SEC’s investigation in the In the Matter of Certain Stock Promotions investigation and the Company’s April 10, 2017 settlement thereof, and seeks unspecified damages on behalf of the Company and injunctive relief. On May 1, 2018, the court consolidated this case with the aforementioned purported stockholder derivative case filed by plaintiff Kevin Fong. The consolidated case is titled In re Iovance Biotherapeutics, Inc. Stockholder Derivative Litigation (lead case no. 17-cv-1806). On January 28, 2020, the parties reached a proposed settlement, which is currently awaiting preliminary approval by the court. The terms of the settlement will be disseminated to shareholders as part of the notice process for the settlement if preliminary approval is granted. If the proposed settlement is given final approval by the court, the Company does not expect to incur any significant costs or expenses in connection with this settlement. Based on the current stage of the litigation, and the uncertainty of final approval by the court, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.

Solomon Capital, LLC. On April 8, 2016, a lawsuit titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Lion Biotechnologies, Inc. was filed by Solomon Capital, LLC, Solomon Capital 401(k) Trust, Solomon Sharbat and Shelhav Raff against the Company in the Supreme Court of the State of New York, County of New York (index no. 651881/2016) (the "First Solomon Suit"). The plaintiffs allege that, between June and November 2012, they provided to the Company $0.1 million and that they advanced and paid on behalf of the Company an additional $0.2 million. The complaint further alleges that the Company agreed to (i) provide them with promissory notes totaling $0.2 million, plus interest, (ii) issue a total of 1,110 shares to the Solomon Plaintiffs (after the 1-for-100 reverse split of our common stock effected in March 2013), and (iii) allow the plaintiffs to convert the foregoing funds into its securities in the next transaction. The plaintiffs allege that they should have been able to convert their advances and payments into shares of the Company's common stock in the restructuring that took effect in May 2013. Based on the foregoing, the plaintiffs allege causes for breach of contract and unjust enrichment and demand judgment against the Company in an unspecified amount exceeding $1.5 million, plus interest. The Company has asserted counterclaims for fraudulent inducement, fraudulent misrepresentation, fraudulent concealment, breach of fiduciary duty, and breach of contract, alleging principally that the counterclaim defendants misrepresented their qualifications and failed to disclose that Solomon Sharbat was the subject of an investigation by the Financial Industry Regulatory Authority ("FINRA") that resulted in the loss of his FINRA license. In our counterclaims, the Company are seeking damages in an amount exceeding $0.5 million and an order rescinding any and all agreements that the plaintiffs contend entitled them to obtain shares of Company stock. No trial date has been set for the lawsuit.

On September 27, 2019, the Solomon Plaintiffs filed a new lawsuit (through new legal counsel) titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Iovance Biotherapeutics, Inc., f/k/a/ Lion Biotechnologies Inc. f/k/a/ Genesis Biopharma Inc., and Manish Singh in the Supreme Court of the State of New York, County of New York (index no. 655668/2019) (the “Second Solomon Suit”). In the Second Solomon Suit, the Solomon Plaintiffs allege that they are third party beneficiaries of a “finder’s fee agreement” that prior management entered into with a third party unlicensed entity in 2012 in connection with seeking financing, that an agreement or understanding existed between the Company and the plaintiffs that the plaintiffs would be paid fees and commissions (in cash and stock) if they obtained financing for the Company, and that they directly and indirectly introduced investors to the Company who invested, or were willing to invest. Finally, the Solomon Plaintiffs allege that they were promised a license to use the Company’s technology in Israel. The plaintiffs claim that the Company breached the foregoing understandings, promises and agreements and, as a result, they are entitled to certain damages. The Solomon Plaintiffs also allege that Manish Singh, the Company’s former Chief Executive Officer, committed fraud and took shares belonging to them. On February 18, 2020, the Company filed a removal petition and removed the Second Solomon Suit to the United States District Court for the Southern District of New York, where the case has been assigned case no. 1:20-cv-1391. The Company has not yet responded to the complaint in the Second Solomon Suit.

The Company intends to vigorously defend these complaints and pursue its counterclaims, as applicable. At the current stage of the litigation, in both the First Solomon Suit and the Second Solomon Suit, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.

Litigation Involving Dr. Steven Fischkoff.  On June 13, 2017, in an action titled Steven Fischkoff v. Lion Biotechnologies, Inc. and Maria Fardis, Dr. Steven Fischkoff, the Company’s former Vice President and Chief Medical Officer, filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York. Dr. Fischkoff was dismissed by the Company on March 28, 2017. Dr. Fischkoff was terminated “for cause” as that term is defined in his employment agreement. In his complaint, Dr. Fischkoff alleges breaches of his employment agreement and violation of New York Labor Law for failure to pay monies purportedly owed to him, and seeks to recover amounts including severance pay and retention bonus (totaling $300,000), a prorated incentive bonus, and amounts relating to unvested options to 150,000 shares of the Company's common stock, together with prejudgment

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest, costs, expenses and attorneys’ fees. On July 5, 2017, the Company filed a removal petition and removed the lawsuit to the United States District Court for the Southern District of New York, where the case has been assigned case no. 1:17-cv-05041. On July 14, 2017, the Company filed a partial answer and counterclaims against Dr. Fischkoff, denying his allegations, and alleging breach of contract and related claims, breach of fiduciary duty, and state and federal trade secret misappropriation and related claims, and sought a temporary restraining order and preliminary injunction against Dr. Fischkoff. On July 18, 2017, the court issued a temporary restraining order against Dr. Fischkoff requiring him to return the Company's materials, prohibiting him from disclosing or using the Company’s materials, and granting expedited discovery. On June 25, 2018, pursuant to a stipulation between the parties, the court entered a permanent injunction prohibiting Dr. Fischkoff from disclosing, possessing, or using any of the Company’s proprietary materials or trade secrets. On July 5, 2018, the court entered an order dismissing two of Dr. Fischkoff’s claims against the Company and Dr. Fardis. On October 18, 2018, Dr. Fischkoff amended his complaint to assert a new claim for defamation arising from SEC filings in which the Company provided the information about this litigation. No trial date has been set in this matter, and the parties are currently engaged in fact discovery.

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

The Company may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that it believes will result in a probable loss. While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingency involving the Company, management does not believe any pending matter will be resolved in a manner that would have a material adverse effect on its financial position, results of operations or cash flows.

NOTE 12. QUARTERLY UNAUDITED RESULTS

The results of operations by quarter for the years ended December 31, 2019 and 2018 are as follow:

	2019				2018
	(in thousands, except per share information)
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenue	$—	$—	$—	$—	$—	$—	$—	$—
Net loss	$(36,950)	$(47,551)	$(49,487)	$(63,568)	$(26,515)	$(30,660)	$(33,830)	$(32,575)
Net loss per share, basic and diluted	$(0.30)	$(0.38)	$(0.40)	$(0.50)	$(0.31)	$(0.34)	$(0.36)	$(0.27)
Weighted average share used in computing net loss per share, basic and diluted	123,415	123,567	124,035	126,273	84,350	90,236	95,077	119,085

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. RELATED PARTY TRANSACTIONS

A former member of the Company’s board of directors was an attorney at a law firm, TroyGould PC, that rendered legal services to the Company during the period of his directorship until June 6, 2018, but did not provide legal services to the Company himself during that period. The Company paid TroyGould PC $0.4 million, $0.5 million, and $0.7 million during the years ended December 31, 2019, 2018, and 2017, respectively.

On September 14, 2017, the Company entered into a three-year consulting agreement with Iain Dukes, D. Phil, the Chairman of the Board. As compensation for his consulting services, the Company granted Dr. Dukes a stock option to purchase up to 150,000 shares of the Company’s common stock, at an exercise price of $7.30 per share. Under the consulting agreement, Dr. Dukes agreed to provide the Company with services regarding business development opportunities, licensing transactions and technology acquisitions by the Company, and any such strategic initiatives appropriate for the Company that Dr. Dukes may identify. The granted stock options vest in 12 quarterly installments (with 1/12th of the option shares having vested on the date of grant). The vesting of the granted stock options will accelerate, and the entire award will become fully vested upon the closing of a significant licensing transaction, a material product acquisition, a material strategic transaction, or upon a change of control transaction. The Company recognized $0.4 million, $0.7 million and $0.2 million in stock-based compensation expense related to this consulting agreement during the years ended December 31, 2019, 2018 and 2017, respectively.