Form 10-Q
period 2020-03-31
IOVANCE BIOTHERAPEUTICS, INC.
filed 2020-05-05
CIK 1425205

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.000041666 per share	IOVA	The Nasdaq Stock Market, LLC

At April 28, 2020, the issuer had 126,861,580 shares of common stock, par value $0.000041666 per share, outstanding.

IOVANCE BIOTHERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share information)

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$52,540	$13,969
Short-term investments	193,112	293,112
Prepaid expenses and other assets	10,729	9,412
Total Current Assets	256,381	316,493

Property and equipment, net	13,607	8,536
Operating lease right-of-use assets	9,305	10,695
Restricted cash	5,525	5,450
Long-term assets	3,480	3,481
Total Assets	$288,298	$344,655

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$10,614	$15,567
Accrued expenses	22,500	16,265
Operating lease liabilities - current	6,431	7,252
Total Current Liabilities	39,545	39,084

Non-Current Liabilities
Operating lease liabilities – noncurrent	3,088	4,248
Other liabilities	2,352	2,352
Total Non-Current Liabilities	5,440	6,600
Total Liabilities	44,985	45,684

Commitments and contingencies (Note 8 and 9)

Stockholders’ Equity
Series A Convertible Preferred stock, $0.001 par value; 17,000 shares designated, 194 shares issued and outstanding as of March 31, 2020 and December 31, 2019 (aggregate liquidation value of $194)	—	—
Series B Convertible Preferred stock, $0.001 par value; 11,500,000 shares designated, 3,581,119 shares issued and outstanding as of March 31, 2020 and December 31, 2019 (aggregate liquidation value of $17,010)	4	4
Common stock, $0.000041666 par value; 300,000,000 shares authorized, 126,823,156 and 126,411,808 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	5	5
Accumulated other comprehensive income	912	220
Additional paid-in capital	882,599	869,354
Accumulated deficit	(640,207)	(570,612)
Total Stockholders’ Equity	243,313	298,971
Total Liabilities and Stockholders’ Equity	$288,298	$344,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited; in thousands, except per share information)

	Three Months Ended
	March 31,
	2020	2019

Revenues	$—	$—

Costs and expenses
Research and development expenses	56,952	30,905
General and administrative expenses	13,858	9,081
Total costs and expenses	70,810	39,986

Loss from operations	(70,810)	(39,986)
Other income
Interest income, net	1,215	3,036
Net Loss	$(69,595)	$(36,950)
Net Loss Per Common Share, Basic and Diluted	$(0.55)	$(0.30)

Weighted- Average Common Shares Outstanding, Basic and Diluted	126,568	123,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited; in thousands)

	Three Months Ended
	March 31,
	2020	2019

Net Loss	$(69,595)	$(36,950)
Other comprehensive income:
Unrealized gain on short-term investments	692	180
Comprehensive Loss	$(68,903)	$(36,770)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited; in thousands, except share information)

	Series A		Series B
	Convertible		Convertible				Additional	Accumulated other		Total
	Preferred Sock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance - December 31, 2019	194	$—	3,581,119	$4	126,411,808	$5	$869,354	$220	$(570,612)	$298,971
Stock-based compensation expense							9,412			9,412
Vesting of restricted shares issued for services					7,273	—	—
Tax payments related to shares withheld for vested restricted stock units							(118)			(118)
Common stock issued upon exercise of stock options					404,075	—	3,951			3,951
Unrealized gain on short-term investments								692		692
Net loss									(69,595)	(69,595)
Balance - March 31, 2020	194	$—	3,581,119	$4	126,823,156	$5	$882,599	$912	$(640,207)	$243,313

Balance - December 31, 2018	194	$—	5,854,845	$6	123,415,576	$5	$838,984	$(42)	$(372,760)	$466,193
Adoption of ASU 2018-07							296		(296)	—
Stock-based compensation expense							5,846			5,846
Vesting of restricted shares issued for services					7,037	1				1
Tax payments related to shares withheld for vested restricted stock units							(71)			(71)
Common stock issued upon exercise of stock options					5,000	—	69			69
Unrealized gain on short-term investments								180		180
Cancellation of common shares from settlement of dispute					(32,500)	(1)	(335)			(336)
Net loss									(36,950)	(36,950)
Balance - March 31, 2019	194	$—	5,854,845	$6	123,395,113	$5	$844,789	$138	$(410,006)	$434,932

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(69,595)	$(36,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,412	5,846
Noncash lease expense	1,870	1,424
Amortization of premiums on investments	(50)	(1,232)
Depreciation and amortization	252	271
Gain on settlement of dispute	—	(336)

Changes in assets and liabilities:
Prepaid expenses, other assets, and long-term assets	(1,316)	1,592
Operating lease liabilities (Right-of-use assets)	(2,461)	(942)
Accounts payable	(7,768)	4,583
Accrued expenses and other liabilities	4,364	(3,346)
Net cash used in operating activities	(65,292)	(29,090)

Cash Flows from Investing Activities
Maturities of short-term investments	113,665	91,042
Purchase of short-term investments	(12,923)	(89,185)
Purchase of property and equipment	(637)	(824)
Net cash provided by investing activities	100,105	1,033

Cash Flows from Financing Activities
Tax payments related to shares withheld for vested restricted stock awards	(118)	(71)
Proceeds from the issuance of common stock upon exercise of options	3,951	69
Net cash provided by / (used in) financing activities	3,833	(2)
Net increase / (decrease) in cash, cash equivalents and restricted cash	38,646	(28,059)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	19,419	82,152
Cash, Cash Equivalents, and Restricted Cash, End of Period (Note 2)	$58,065	$54,093

Supplemental disclosure of non-cash investing and financing activities:
Net unrealized gain on short-term investments	$692	$180
Acquisitions of property and equipment included in accounts payable and accrued expenses	(4,686)	(268)

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

Basis of Presentation of Unaudited Condensed Consolidated Financial Information

The unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2019, was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2020. These financial statements should be read in conjunction with that report.

Liquidity

The Company is currently engaged in the development of therapeutics to fight cancer, specifically solid tumors. The Company currently does not have any commercial products and has not yet generated any revenues from its business. The Company currently does not anticipate that it will generate any revenues from the sale or licensing of any of its product candidates during the 12 months from the date these financial statements are issued. The Company has incurred a net loss of $69.6 million for the three months ended March 31, 2020 and used $65.3 million of cash in its operating activities during the three months ended March 31, 2020. As of March 31, 2020, the Company had $251.2 million in cash, cash equivalents, short-term investments, and restricted cash ($52.5 million of cash and cash equivalents, $193.1 million in short-term investments and $5.5 million in restricted cash).

The Company expects to continue its research and development activities, increase pre-commercial activities and initiate the construction on the tenant improvements on its new manufacturing facility, which will increase the amount of cash used during 2020 and beyond. Specifically, the Company expects continued spending on its current and planned clinical trials, continued expansion of manufacturing activities, including construction of a manufacturing facility, higher payroll expenses as the Company increases its professional and scientific staff, and continuation of pre-commercial activities. Based on the funds the Company has available as of the date these financial statements are issued, the Company believes that it has sufficient capital to fund its anticipated operating expenses and capital expenditures for at least the next twelve months from the date these financial statements are issued. The Company has latitude as to the timing and amount of expenditures for its commercial-scale production facility under construction in Philadelphia, Pennsylvania.

Impact of COVID-19

In December 2019, a novel (new) coronavirus known as SARS-CoV-2 was first detected in Wuhan, Hubei Province, People’s Republic of China, causing outbreaks of the coronavirus disease, known as COVID-19, that has now spread globally. On January 30,

2020 the World Health Organization (WHO) declared COVID-19 a pandemic (the "COVID-19 Pandemic"). The Secretary of Health and Human Services declared a public health emergency on January 31, 2020, under section 319 of the Public Health Service Act (42 U.S.C. 247d), in response to the COVID-19 Pandemic. The full impact of the COVID-19 Pandemic is unknown and rapidly evolving. While the potential economic impact brought by and the duration of the COVID-19 Pandemic may be difficult to assess or predict, the Company believes the COVID-19 Pandemic has resulted in significant disruption of global financial markets, which could in the future negatively affect its liquidity. In addition, a recession or market volatility resulting from the COVID-19 Pandemic could affect the Company’s business. Given the nature and type of the Company’s short-term investments in US government securities, the Company does not believe the COVID-19 Pandemic will have a material impact on the Company's current investment liquidity.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents, and Short-term Investments

The Company’s cash and cash equivalents include short-term investments with original maturities of three months or less when purchased. The Company's short-term investments are classified as “available-for-sale”. The Company includes these investments in current assets and carries them at fair value. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income. Any impairment losses related to credit losses (if any) are included in an allowance for credit losses with an offsetting entry to net loss. No impairment losses related to credit losses were recognized for the three months ended March 31, 2020 or for the same period in 2019. The cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in net interest income in the condensed consolidated statements of operations. Gains and losses on securities sold are recorded based on the specific identification method and are included in net interest income in the condensed consolidated statements of operations. The Company has not incurred any realized gains or losses from sales of securities to date. The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on maturities and concentration by type and issuer. Currently the Company invests excess cash only in obligations issued by the U.S. government and U.S. government agencies.

The Company maintains a certain minimum balance, currently $5.5 million in a segregated bank account in connection with two letters of credit, one for $5.45 million for the benefit of the landlord for its commercial manufacturing facility used as a security deposit for the lease (See Note 9 - Leases), and a second one for $74,685 for the benefit of a utilities service provider. The total amount is classified as Restricted Cash on the Balance Sheet. The letter of credit will expire on May 28, 2020, however, it will be automatically extended, without written agreement, for one-year periods to May 28 in each succeeding calendar year, through at least 60 days after the lease expiration rate. Further, on the expiration of the seventh year of the lease, and each anniversary date thereafter, the letter of credit may be decreased by $1,000,000, with a minimum security deposit of $1,450,000 maintained through the end of the lease term. The $74,685 letter of credit will expire on February 25, 2021, however, it will be automatically extended, without written agreement, to the expiration date of December 1, 2022. As of March 31, 2020, restricted cash consisted of $5.5 million and this amount has been classified as a non-current asset on the Company’s condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash, reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	March 31,	March 31,
	2020	2019
Cash and cash equivalents	$52,540	$54,093
Restricted cash (included in non-current assets on the condensed consolidated balance sheets)	5,525	—
Total cash, cash equivalents and restricted cash	$58,065	$54,093

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

At March 31, 2020 and 2019, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	March 31,
	2020	2019
Stock options	12,136,899	9,274,973
Series A Convertible Preferred Stock*	97,000	97,000
Series B Convertible Preferred Stock*	3,581,119	5,854,845
Restricted stock units	11,458	57,285
	15,826,476	15,284,103

* on an as-converted basis

The effect of potentially dilutive securities would be reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company's common stock could result in a greater dilutive effect from potentially dilutive securities.

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

Level 1–These are investments where values are based on unadjusted quoted prices for identical assets in an active market that the Company has the ability to access.

Level 2–These are investments where values are based on quoted market prices in markets that are not active or model derived valuations in which all significant inputs are observable in active markets

The Company does not have fair valued assets classified under Level 2 as of March 31, 2020 and December 31, 2019.

Level 3–These are financial instruments where values are derived from techniques in which one or more significant inputs are unobservable.

The Company does not have fair valued assets classified under Level 3 as of March 31, 2020 and December 31, 2019.

The Company’s financial instruments consist of cash and cash equivalents and short-term investments, all of which are reported at their respective fair value on its condensed consolidated balance sheets.

As of March 31, 2020 and December 31, 2019, financial assets measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of March 31, 2020
	Level 1	Level 2	Level 3	Total
US treasury securities	$161,512	$—	$—	$161,512
US government agency securities	31,600	—	—	31,600
Total	$193,112	$—	$—	$193,112

	Assets at Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
US treasury securities	$242,249	$—	$—	$242,249
US government agency securities	50,863	—	—	50,863
Total	$293,112	$—	$—	$293,112

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Iovance Biotherapeutics, Inc. and its wholly-owned subsidiaries, Iovance Biotherapeutics Manufacturing LLC, and Iovance Biotherapeutics GmbH. All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all the Company's consolidated operations.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law, and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act, among other things, includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for business include a five-year net operating loss (“NOL”) carrybacks, suspension of annual deduction limitation of 80% taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and technical correction to allow accelerated deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. The Company evaluated the impact of the CARES Act and determined no material tax provision impact for the quarter ended March 31, 2020.

Leases

The Company determines if an arrangement includes a lease at inception. Operating leases are included in its condensed consolidated balance sheet as Operating lease right-of-use assets and Operating lease liabilities as of March 31, 2020 and December 31, 2019. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses an estimated incremental borrowing rate that is applicable to the Company based on the information available at the later of the lease commencement date or the date of adoption of Accounting Standard Update (ASU) No. 2016-02 and ASU No. 2018-10, Leases (together “Topic 842”). The operating lease right-of-use assets also include any lease payments made less lease incentives. The Company’s leases may include options to extend or terminate the lease, which is considered in the lease term when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term. The Company has elected not to apply the recognition requirements of Topic 842 for short-term leases.

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

Total stock-based compensation expense related to all of the Company’s stock-based awards was recorded on the statements of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Research and development	$4,318	$2,701
General and administrative	5,094	3,145
Total stock-based compensation expense	$9,412	$5,846

Total stock-based compensation expenses broken down based on each individual instrument were as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Stock option expense	$9,345	$5,779
Restricted stock unit expense	67	67
Total stock-based compensation expense	$9,412	$5,846

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

Recent Accounting Standards

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, and also issued subsequent amendments to the initial guidance, ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2019-11 (collectively, Topic 326), to introduce a new impairment model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses (“CECL”). Under Topic 326, an entity is required to estimate CECL on available-for-sale (“AFS”) debt securities only when the fair value is below the amortized cost of the asset and is no longer based on an impairment being “other-than-temporary”. Topic 326 also requires the impairment calculation on an individual security level and requires an entity use present value of cash flows when estimating the CECL. The credit-related losses are required to be recognized through earnings and non-credit related losses are reported in other comprehensive income. In April 2019, the FASB further clarified the scope of Topic 326 and addressed issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayment. Topic 326 will be effective for public entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The new guidance requires modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings as of the beginning of the first period in which the guidance becomes effective. The Company adopted this guidance on January 1, 2020, however, the adoption of this new guidance did not have any material impact on its condensed consolidated financial statements.

Cloud Computing Arrangements

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). The guidance requires a customer in a cloud computing arrangement that is a service contract to follow the internal use software guidance to determine which implementation costs to defer and recognize as an asset. It therefore requires a customer to defer potentially significant implementation costs incurred in a cloud computing arrangement that were often expensed as incurred under the legacy GAAP and recognize them as expense over the term of the hosting arrangement. ASU 2018-15 is effective for fiscal years beginning subsequent to December 15, 2019. The Company adopted this guidance on January 1, 2020. There was no impact on its condensed consolidated balance sheets and statements of operations as of and for the three months ended March 31, 2020, however, the Company believes it will have a material impact on its condensed consolidated balance sheets and statements of operations in 2020 by deferring recognition of costs as it prepares to invest in information technology infrastructure for its commercial manufacturing build-out.

Subsequent Event

The Company’s management evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

Reclassifications

Certain amounts within the condensed consolidated statements of cash flows and notes to the financial statements for the prior period have been reclassified to conform with the current period presentation. These reclassifications had no impact on the Company's previously reported financial position or cash flows for any of the periods presented.

NOTE 3. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents and short-term investments consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Cash equivalents - Money market funds	$39,924	$10,049
Cash equivalents total	$39,924	$10,049

Cash equivalents in the tables above exclude cash demand deposits of $12.6 million and $3.9 million as of March 31, 2020 and December 31, 2019, respectively (in thousands).

	March 31,	December 31,
Short-term Investments	2020	2019
US treasury securities	$161,512	$242,249
US government agency securities	31,600	50,863
Short-term investments total	$193,112	$293,112

The cost and fair value of cash equivalents and short-term investments at March 31, 2020 and December 31, 2019 were as follows (in thousands):

			Gross	Gross
		Accretion	Unrealized	Unrealized
As of March 31, 2020	Cost	(Amortization)	Gains	Losses	Fair Value

US treasury securities	$160,708	$(16)	$820	$—	$161,512
US government agency securities	31,463	45	92	—	31,600
Total	$192,171	$29	$912	$—	$193,112

			Gross	Gross
			Unrealized	Unrealized
As of December 31, 2019	Cost	Accretion	Gains	Losses	Fair Value

US treasury securities	$241,709	$364	$179	$(3)	$242,249
US government agency securities	50,712	107	44	—	50,863
Total	$292,421	$471	$223	$(3)	$293,112

Upon adoption of Topic 326 on January 1, 2020, the Company is required to assess and estimate CECL on AFS debt securities only when the fair value is below the amortized cost of the asset and is no longer based on an impairment being “other-than-temporary”. The credit-related losses are required to be recognized through the statements of operations and non-credit related losses are reported in other comprehensive income. For the three months ended March 31, 2020, no CECL was recognized in the condensed consolidated statement of operations and all unrealized gains and losses are included in accumulated other comprehensive income. All short-term investments held by the Company as of March 31, 2020 and December 31, 2019 have a maturity of less than one year.

NOTE 4. BALANCE SHEET COMPONENTS

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Clinical related	$10,211	$4,692
Accrued payroll and employee related expenses	4,118	6,866
Manufacturing related	3,527	2,184
Commercial manufacturing facility related	1,869	17
Legal and related services	1,100	866
Accrued other	1,675	1,640
	$22,500	$16,265

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

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock. At March 31, 2020, 17,000 shares were designated as Series A Convertible Preferred Stock (“Series A Convertible Preferred Stock”) and 11,500,000 shares were designated as Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock”).

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

No Shares of Series A Convertible Preferred Stock were converted during the three months ended March 31, 2020 or 2019. At March 31, 2020 and December 31, 2019, 194 shares of Series A Convertible Preferred Stock (that are convertible into 97,000 shares of common stock) remained outstanding.

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

No shares of Series B Convertible Preferred Stock were converted during the three months ended March 31, 2020 and 2019. At March 31, 2020 and December 31, 2019, 3,581,119 shares of Series B Preferred Stock (that are convertible into 3,581,119 shares of common stock) remained outstanding.

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

NOTE 6. STOCK BASED COMPENSATION

Stock Plans

On October 14, 2011, the Company adopted the 2011 Equity Incentive Plan (the “2011 Plan”). Employees, directors, consultants and advisors of the Company are eligible to participate in the 2011 Plan. The 2011 Plan initially had 180,000 shares of common stock reserved for issuance in the form of incentive stock options, non-qualified options, common stock, and grant appreciation rights. The 2011 Plan was not approved by the Company’s stockholders within the required one-year period following its adoption and, accordingly, no incentive stock options can be granted under that plan. In August 2013, the Company’s Board of Directors and a majority of the Company’s stockholders approved an amendment to increase the number of shares available under the 2011 Plan from 180,000 shares to 1,700,000 shares, and an amendment to increase the number options or other awards that can be granted to any one person during a twelve (12) month period from 50,000 shares to 300,000 shares. The foregoing amendment to the 2011 Plan became effective in September 2013. On August 20, 2014, the Company’s Board of Directors amended the 2011 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2011 Plan from 1,700,000 to 1,900,000 shares, effective immediately. At March 31, 2020, 151,240 shares were available for future grant under the 2011 Plan.

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

On August 16, 2016, the Company’s stockholders approved an increase in the total number of shares that can be issued under the 2014 Plan to 9,000,000 shares of the Company’s common stock. At March 31, 2020, 89,408 shares were available for grant under the Company’s 2014 Plan.

On April 22, 2018, the Board of Directors adopted the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan was approved by the Company’s stockholders at the annual meeting of stockholders held in June 2018. The 2018 Plan as approved by the stockholders authorized the issuance up to an aggregate of 6,000,000 shares of common stock reserved for issuance in the form of incentive (qualified) stock options, non-qualified options, common stock, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards or any combination of the foregoing. At March 31, 2020, 336,222 shares of common stock were available for grant under the Company’s 2018 Plan.

Restricted Stock Units

On June 1, 2016, the Company entered into a restricted stock unit agreement with the Company’s new Chief Executive Officer, Maria Fardis, Ph.D., pursuant to which the Company granted Dr. Fardis 550,000 non-transferrable restricted stock units at fair market value of $5.87 per share as an inducement of employment pursuant to the exception to The Nasdaq Global Market rules that generally require stockholder approval of equity incentive plans. The 550,000 restricted stock units vest in installments as follows: (i) 137,500 restricted stock units vested upon the first anniversary of the effective date of Dr. Fardis’ employment agreement; (ii) 275,000 restricted stock units vest upon the satisfaction of certain clinical trial milestones; and (iii) 137,500 restricted stock units vest in equal monthly installments over the 36-month period following the first anniversary of the effective date of Dr. Fardis’ employment, provided that Dr. Fardis has been continuously employed with the Company as of such vesting dates. At March 31, 2020, 11,458 restricted stock units remained unvested.

Stock-based compensation expense for restricted stock units are measured based on the closing fair market value of the Company’s common stock on the date of grant. The stock-based compensation expenses relating to restricted stock units were $0.1 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively, recorded as part of general and administrative expenses.

As of March 31, 2020, $0.04 million of total unrecognized compensation costs related to non-vested restricted stock units to be recognized over a weighted average period of 0.17 years.

Stock Options

A summary of the status of stock options at March 31, 2020, and the changes during the three months then ended, is presented in the following table:

		Weighted	Weighted	Aggregate
	Number	Average	Average	Intrinsic
	of	Exercise	Remaining	Value (in
	Options	Price	Contract Life	thousands)
Outstanding at January 1, 2020	9,494,712	$12.00
Granted	3,276,351	24.58
Exercised	(404,075)	9.78
Expired/Forfeited	(230,089)	12.91
Outstanding at March 31, 2020	12,136,899	$15.46	8.37	$176,592

Options exercisable at March 31, 2020	5,256,772	$10.16	7.14	$104,569

The Company recorded stock-based compensation expenses related to stock options of $9.3 million and $5.8 million for the three months ended March 31, 2020 and 2019. As of March 31, 2020, there was $81.1 million of total unrecognized compensation expense related to the options to be recognized over a weighted average period of 2.24 years.

The weighted average grant date fair value for employee options granted under the Company’s stock option plans during the three months ended March 31, 2020 and 2019 was $15.67 and $6.99 per option respectively.

The aggregate intrinsic value in the table above reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the three months ended March 31, 2020 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2020. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

The following table summarizes the assumptions relating to options granted pursuant to the Company’s equity incentive plans for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
Assumptions:	2020	2019
Expected term (years)	6.19	6.06
Expected volatility	69.99%	70.78%
Risk-free interest rate	1.83%	2.59%
Expected dividend yield	0%	0%

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

In August 2016, the NCI and the Company entered into a second amendment to the CRADA. The principal changes effected by the second amendment included (i) extending the term of the CRADA by another five years to August 2021, and (ii) modifying the focus on the development of unmodified TIL as a stand-alone therapy or in combination with U.S. Food and Drug Administration ("FDA") - licensed products and commercially available reagents routinely used for adoptive cell therapy. The parties will continue the development of improved methods for the generation and selection of TIL with anti-tumor reactivity in metastatic melanoma, bladder, lung, breast, and HPV-associated cancers.

Pursuant to the terms of the CRADA, as amended, the Company is required to make quarterly payments of $0.5 million to the NCI for support of research activities. To the extent the Company licenses patent rights relating to a TIL-based product candidate, the Company will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, the Company may be required to supply certain test articles, including TIL, grown and processed under cGMP conditions, suitable for use in clinical trials, where the Company holds the investigational new drug application for such clinical trial. The extended CRADA has a five-year term expiring in August 2021. The Company or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. The Company recorded costs associated with the CRADA of $0.5 million for the three months ended March 31, 2020 and 2019 as research and development expenses.

Patent License Agreement Related to the Development and Manufacture of TIL

Effective October 5, 2011, the Company entered into an Exclusive Patent License Agreement (the “Patent License Agreement”) with the NIH, an agency of the United States Public Health Service within the Department of Health and Human Services (NIH), which was subsequently amended on February 9, 2015 and October 2, 2015. Pursuant to the Patent License Agreement, as amended, the NIH granted the Company licenses, including exclusive, co-exclusive, and non-exclusive licenses, to certain technologies relating to autologous tumor infiltrating lymphocyte adoptive cell therapy products for the treatment of metastatic melanoma, lung, breast, bladder and HPV-positive cancers. The Patent License Agreement requires the Company to pay royalties based on a percentage of net sales (which percentage is in the mid-single digits), a percentage of revenues from sublicensing arrangements, and lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications and other direct costs incurred by the NIH pursuant to the agreement. The Company anticipates to pay a milestone payment in conjunction with the submission of Biologics License Application.

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

H. Lee Moffitt Cancer Center

Research Collaboration and Clinical Grant Agreements with Moffitt

In December 2016, the Company entered into a new three-year Sponsored Research Agreement with H. Lee Moffitt Cancer Center (“Moffitt”). At the same time, the Company entered into a clinical grant agreement with Moffitt to support an ongoing clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with metastatic melanoma. In June 2017, the Company entered into a second clinical grant agreement with Moffitt to support a new clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with non-small cell lung cancer, under which the Company obtained a non-exclusive, royalty-free license to any new Moffitt inventions made in the performance of the agreement. Under both clinical grant agreements with Moffit, the Company has non-exclusive rights to clinical data arising from the respective clinical trials. The Company recorded research and development costs of $0.2 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively, in connection with the research collaboration and clinical grant agreements with Moffitt.

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

Pursuant to the First Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million. A patent issuance fee will also be payable under the First Moffitt License, upon the issuance of the first U.S. patent covering the subject technology. In addition, the Company agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales (which percentage is in the low single digits) and sublicensing payments, as applicable, and annual minimum royalties beginning with the first sale of products based on the licensed technologies, which minimum royalties will be credited against the percentage royalty payments otherwise payable in that year. The Company will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the First Moffitt License related to the treatment of any cancers in the United States, Europe and Japan and in other countries designated by the Company in agreement with Moffitt. No expenses were recorded for the First Moffitt License for the three months ended March 31, 2020 and 2019.

The Company entered into a license agreement with Moffitt effective as of May 7, 2018 (the “Second Moffitt License”), under which the Company received a license to Moffitt’s rights to patent-pending technologies related to the use of 4-1BB agonists in conjunction with TIL manufacturing processes and therapies.

Pursuant to the Second Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million in 2018. An annual license maintenance fee will be also payable commencing on the first anniversary of the effective date. In addition, the Company agreed to pay an annual commercial use payment for each indication for which a first sale has occurred, which in the aggregate amounts to up to $0.4 million a year. The Company recorded research and development costs of $0.02 million for the Second Moffit License for the three months ended March 31, 2020. No expenses were recorded for the same period in 2019.

M.D. Anderson Cancer Center

Strategic Alliance Agreement

On April 17, 2017, the Company entered into a Strategic Alliance Agreement (the “SAA”) with M.D. Anderson Cancer Center (“MDACC”) under which the Company and MDACC agreed to conduct clinical and preclinical research studies. The Company agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA. In return, the Company acquired all rights to inventions resulting from the studies and has been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of MDACC reasonably necessary to exploit, including the commercialization thereof. The Company has also been granted certain rights in clinical data generated by MDACC outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt by the Company of all deliverables due from MDACC thereunder. In May 2017, the Company made a prepayment of $1.4 million under this agreement. In light of the COVID-19 Pandemic, MDACC has temporarily suspended their research programs and decommissioned their research labs, and as a result, enrollment in our MDACC-sponsored studies under the SAA is temporarily paused. The Company recorded $0.2 million and $1.2 million associated with the MDACC SAA for the three months ended March 31, 2020 and 2019, respectively as research and development expenses.

WuXi Apptech, Inc. (WuXi)

In November 2016, the Company entered into a three-year manufacturing and services agreement (“MSA”) with WuXi AppTech, Inc. (“WuXi”) pursuant to which WuXi agreed to provide manufacturing and other services. Under the agreement, the Company entered into two statements of work for two cGMP manufacturing suites to be established and operated by WuXi for the Company, both of the suites are expected to be capable of being used for the commercial manufacture of its products. The statements of work for each of the suites were amended in 2019. The statements of work for facility include a fixed component to reserve a dedicated suite and a trained work force, and a variable component, mainly materials and testing used during the manufacturing processes. Both statements of work provide for adjustments to the targeted production capacity levels and the corresponding fixed quarterly fees upon written notice from the Company of 30 days and 90 days for the first and second dedicated suites, respectively. The quarterly fixed fees payable for each of the dedicated manufacturing suites ranges from $1.2 million to $2.7 million depending on the production capacity level targeted. The terms of the related statements of work for the first and second dedicated manufacturing suites currently extend to May 2020 and June 2021, respectively. The Company recorded costs associated with agreements with WuXi of $6.7 million and $3.8 million for the three months ended March 31, 2020 and 2019 respectively, as research and development expenses.

Cellectis S.A. (Cellectis)

On January 12, 2020, the Company announced that it had entered into a research collaboration and exclusive worldwide license agreement whereby the Company will license gene-editing technology from Cellectis S.A. ("Cellectis"), a clinical-stage biopharmaceutical company, in order to develop TIL therapies that have been genetically edited. Financial terms of the license include development, regulatory and sales milestone payments from the Company to Cellectis, as well as royalty payments based on net sales of TALEN-modified TIL products. The Company recorded costs associated with the license agreement from Cellectis of $0.1 million for the three months ended March 31, 2020

Novartis Pharma AG (Novartis)

On January 12, 2020, the Company announced that it had obtained a license from Novartis Pharma AG (“Novartis”) to develop and commercialize an antibody cytokine engrafted protein, which the Company refers to as IOV-3001. Under the agreement, the Company has paid an upfront payment to Novartis and may pay future milestones related to initiation of patient dosing in various phases of clinical development for IOV-3001 and approval of the product in the U.S, EU and Japan. Novartis is also entitled to low-to-mid single digit royalties from commercial sales of the product. The Company recorded costs associated with the license agreement from Novartis of $10.0 million as research and development expenses for the three months ended March 31, 2020.

NOTE 8. LEGAL PROCEEDINGS

Class Action Lawsuit. On April 10, 2017, the SEC announced settlements with the Company and with other public companies and unrelated parties in the In the Matter of Certain Stock Promotion investigation. The Company’s settlement with the SEC is consistent with its previous disclosures (including in its Annual Report on Form 10-K that the Company filed with the SEC on March 9, 2017). On April 14, 2017, a purported shareholder filed a complaint seeking class action status in the United States District Court, Northern District of California for violations of the federal securities laws (Leonard DeSilvio v. Lion Biotechnologies, Inc., et al., case no. 3:17cv2086) against the Company and three of its former officers and directors. On April 19, 2017, a second class action complaint (Amra Kuc vs. Lion Biotechnologies, Inc., et al., case no. 3:17-cv-2188) was filed in the same court. Both complaints allege, among other things, that the defendants violated the federal securities laws by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh, the Company's former CEO, and the Company's former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions investigation. On July 20, 2017, the plaintiff in the Kuc case filed a notice to voluntarily dismiss that case. The court entered an order dismissing the Kuc complaint on July 21, 2017. On July 26, 2017, the court appointed a movant as lead plaintiff. On September 8, 2017, the lead plaintiff filed an amended complaint (Jay Rabkin v. Lion Biotechnologies, Inc., et al., case no. 3:17-cv-2086) seeking class action status that alleges, among other things, that the defendants violated federal securities laws by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh and the Company's former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions SEC investigation. On February 5, 2018, the court entered an order dismissing two of plaintiff’s six claims. As a result of mediation, on September 28, 2018, lead plaintiff filed an unopposed motion for settlement.. The court granted preliminary approval to the proposed settlement on November 30, 2018 . A final hearing was held on April 12, 2019 to determine whether the proposed settlement was fair, reasonable, and adequate, and whether the claims should be dismissed. On April 17, 2019, the court approved the final settlement, involving a payment of $3,250,000 by the Company's insurance carrier to a settlement fund, awarded attorney's fees and costs to be paid to plaintiff's counsel from the settlement fund, approved the plan of allocation for settlement class members, and ordered that the claims against us should be dismissed with prejudice. The Company does not expect to incur any costs or expenses in connection with this settlement.

Derivative Lawsuits. On December 15, 2017, a purported stockholder derivative complaint was filed by plaintiff Kevin Fong against the Company, as nominal defendant, and certain of its current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware (case no. 1:17-cv-1806). The complaint alleges breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder arising from the SEC’s investigation in the In the Matter of Certain Stock Promotions investigation and its April 10, 2017 settlement thereof, and seeks unspecified damages on behalf of the Company and injunctive relief. On March 28, 2018, a purported stockholder derivative complaint was filed by plaintiff Nazeer Khaleeluddin on behalf of the Company, against the Company, as nominal defendant, and certain of the Company’s current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware (case no. 1:18-cv-00469). The complaint alleges, among other things, violations of securities law, breach of fiduciary duty, aiding and abetting, waste of corporate assets, and unjust enrichment. The complaint is based on claims arising from the SEC’s investigation in the In the Matter of Certain Stock Promotions investigation and the Company’s April 10, 2017 settlement thereof, and seeks unspecified damages on behalf of the Company and injunctive relief. On May 1, 2018, the court consolidated this case with the aforementioned purported stockholder derivative case filed by plaintiff Kevin Fong. The consolidated case is titled In re Iovance Biotherapeutics, Inc. Stockholder Derivative Litigation (lead case no. 17-cv-1806). On January 28, 2020, the parties reached a proposed settlement. On April 24, 2020, the court granted preliminary approval for the proposed settlement. The terms of the settlement will be disseminated to shareholders as part of the notice process by May 8, 2020. If the proposed settlement is given final approval by the court, the Company does not expect to incur any significant costs or expenses in connection with this settlement. Based on the current stage of the litigation, and the uncertainty of final approval by the court, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.

Solomon Capital, LLC. On April 8, 2016, a lawsuit (the "First Solomon Suit") titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Lion Biotechnologies, Inc. was filed by Solomon Capital, LLC, Solomon Capital 401(k) Trust, Solomon Sharbat and Shelhav Raff ("Solomon Plaintiffs") against the Company in the Supreme Court of the State of New York, County of New York (index no. 651881/2016 ). The Solomon Plaintiffs allege that, between June and November 2012, they provided to the Company $0.1 million and that they advanced and paid on behalf of the Company an additional $0.2 million. The complaint further alleges that the Company agreed to (i) provide them with promissory notes totaling $0.2 million, plus interest, (ii) issue a total of 1,110 shares to the Solomon Plaintiffs (after the 1-for-100 reverse split of the Company’s common stock effected in March 2013), and (iii) allow the Solomon Plaintiffs to convert the foregoing funds into its securities in the next transaction. The Solomon Plaintiffs allege that they should have been able to convert their advances and payments into shares of the Company’s common stock in the restructuring that took effect in May 2013. Based on the foregoing, the Solomon Plaintiffs allege causes for breach of contract and unjust enrichment and demand judgment against the Company in an unspecified amount exceeding $1.5 million, plus interest. On June 3, 2016, the Company filed an answer and counterclaims in the lawsuit. The Company has asserted counterclaims for fraudulent inducement, fraudulent misrepresentation, fraudulent concealment, breach of fiduciary duty, and breach of contract, alleging principally that the counterclaim defendants misrepresented their qualifications and failed to disclose that Solomon Sharbat was the subject of an investigation by the Financial Industry Regulatory Authority (“FINRA”) that resulted in the loss of his FINRA license. In its counterclaims, the Company is seeking damages in an amount exceeding $0.5 million and an order rescinding any and all agreements that the plaintiffs contend entitled them to obtain shares of Company stock. No trial date has been set for the First Solomon Suit.

On September 27, 2019, the Solomon Plaintiffs filed a new lawsuit (through new legal counsel) (the "Second Solomon Suit") titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Iovance Biotherapeutics, Inc., f/k/a/ Lion Biotechnologies Inc. f/k/a/ Genesis Biopharma Inc., and Manish Singh in the Supreme Court of the State of New York, County of New York (index no. 655668/2019). In the Second Solomon Suit, the Solomon Plaintiffs allege that they are third party beneficiaries of a “finder’s fee agreement” that prior management entered into with a third party unlicensed entity in 2012 in connection with seeking financing, that an agreement or understanding existed between the Company and the plaintiffs that the plaintiffs would be paid fees and commissions (in cash and stock) if they obtained financing for the Company, and that they directly and indirectly introduced investors to the Company who invested in the Company, or were willing to invest in the Company. Finally, the Solomon Plaintiffs allege that they were promised a license to use the Company’s technology in Israel. The plaintiffs claim that the

Company breached the foregoing understandings, promises and agreements and, as a result, they are entitled to certain damages. The Solomon Plaintiffs also allege that Manish Singh, the Company’s former Chief Executive Officer, committed fraud and took shares belonging to them. On February 18, 2020, the Company filed a removal petition and removed the Second Solomon Suit to the United States District Court for the Southern District of New York, where the case has been assigned case no. 1:20-cv-1391. The Company has not yet responded to the complaint in the Second Solomon Suit.

The Company intends to vigorously defend these complaints and pursue its counterclaims, as applicable. At the current stage of the litigation, in both the First Solomon Suit and the Second Solomon Suit, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.

Litigation Involving Dr. Steven Fischkoff. On June 13, 2017, in an action titled Steven Fischkoff v. Lion Biotechnologies, Inc. and Maria Fardis, Dr. Steven Fischkoff, the Company's former Vice President and Chief Medical Officer, filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York. Dr. Fischkoff was dismissed by the Company on March 28, 2017. Dr. Fischkoff was terminated “for cause” as that term is defined in his employment agreement. In his complaint, Dr. Fischkoff alleges breaches of his employment agreement and violation of New York Labor Law for failure to pay monies purportedly owed to him, and seeks to recover amounts including severance pay and retention bonus (totaling $300,000), a prorated incentive bonus, and amounts relating to unvested options to 150,000 shares of the Company's common stock, together with prejudgment interest, costs, expenses and attorneys’ fees. On July 5, 2017, the Company filed a removal petition and removed the lawsuit to the United States District Court for the Southern District of New York, where the case has been assigned case no. 1:17-cv-05041. On July 14, 2017, the Company filed a partial answer and counterclaims against Dr. Fischkoff, denying his allegations, and alleging breach of contract and related claims, breach of fiduciary duty, and state and federal trade secret misappropriation and related claims, and sought a temporary restraining order and preliminary injunction against Dr. Fischkoff. On July 18, 2017, the court issued a temporary restraining order against Dr. Fischkoff requiring him to return the Company’s materials, prohibiting him from disclosing or using the Company's materials, and granting expedited discovery. On June 25, 2018, pursuant to a stipulation between the parties, the court entered a permanent injunction prohibiting Dr. Fischkoff from disclosing, possessing, or using any of the Company’s proprietary materials or trade secrets. On July 5, 2018, the court entered an order dismissing two of Dr. Fischkoff’s claims against the Company and Dr. Fardis. On October 18, 2018, Dr. Fischkoff amended his complaint to assert a new claim for defamation arising from SEC filings in which the Company provided the information about this litigation. No trial date has been set in this matter, and the parties are currently engaged in fact discovery.

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

Other Matters.In connection with the Company’s reincorporation from Nevada to Delaware in 2017, the Company (as a Delaware corporation) untimely filed a post-effective amendment to adopt a Form S-8 registration statement that the Company filed (as a Nevada corporation) to register the shares underlying the Company's 2011 Equity Incentive Plan. Before the Company filed the required post-effective amendment, options to purchase 200,000 shares were exercised under the 2011 Equity Incentive Plan. The effect of the delayed post-effective amendment filing on the 200,000 option shares is uncertain, but the issuance and sale of the shares may not have been in compliance with the Form S-8 registration statement. The existence of any liability to the Company, and the amount of any such liability to the Company, as a result of the issuance of the 200,000 shares is uncertain. Accordingly, no accrual for a potential claim has been made by the Company in its condensed consolidated financial statements.

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

NOTE 9. LEASES

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

New York Lease

The Company leased office space in New York for a monthly rental of approximately $18,000 a month from January 2017 through July 2017. On June 5, 2017, the Company entered into an agreement whereby the Company will lease office space from August 1, 2017 to July 31, 2018, for approximately $9,000 a month. On April 20, 2018, the Company entered into an agreement to extend the lease term to January 31, 2019 for approximately $7,000 a month. On November 2, 2018, the Company entered into an agreement to extend the lease term to July 31, 2019 for approximately $4,000 a month. On May 1, 2019, the Company entered into an agreement to extend the lease term to January 31, 2020 for approximately $4,000 a month. On October 24, 2019, the Company entered into an agreement to extend the lease term to April 30, 2020 for approximately $4,000 a month. On January 23, 2020, the Company entered into an agreement to extend the lease term to July 31, 2020 for approximately $4,000 a month.

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

The balance sheet classification of the Company’s right-of-use asset and lease liabilities was as follows:

	March 31, 2020	December 31, 2019

Operating lease right-of-use assets	$9,305	$10,695
Operating lease liabilities
Current portion included in current liabilities	6,431	7,252
long-term portion included in non-current liabilities	3,088	4,248
Total Operating lease liabilities	$9,519	$11,500

The components of lease expenses, which were included in Total expenses in the Company’s condensed consolidated statement of operations, were as follows:

	For the Three Months Ended
	March 31,
	2020	2019

Operating lease cost	$1,636	$1,594
Variable lease cost	1,371	896
Short-term lease cost	17	19
Total lease cost	$3,024	$2,509

Variable lease cost is determined based on performance or usage in accordance with the contractual agreements, and not based on an index or rate.

Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2020 and 2019 were $2.2 million and $1.4 million, respectively, and were included in Net cash provided by operating activities in its condensed consolidated statement of cash flows. During the three months ended March 31, 2020 and 2019, the Company increased operating lease right-of-use assets by $0.5 million and $1.0 million, respectively, and operating lease liability by $0.01 million and $1.0 million, respectively, as a result of lease modifications.

As of March 31, 2020, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

		CMO
	Facility	embedded
	leases	leases	Total
2020	$1,425	$3,783	$5,208
2021	968	3,155	4,123
2022	342	—	342
2023	269	—	269
2024	253	—	253
Thereafter	—	—	—
Total lease payments	$3,257	$6,938	$10,195
Less: Present value adjustment	(308)	(368)	(676)
Operating lease liabilities	$2,949	$6,570	$9,519

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of Topic 842. As of March 31, 2020, the weighted average remaining lease term is 1.73 years and the weighted average discount rate used to determine the operating lease liabilities was 7.5%. As of March 31, 2020, the Company has a finance lease for the commercial manufacturing facility that has not yet commenced. This finance lease will commence in December 2020 with a lease term of 20 years.

NOTE 10. RELATED PARTY TRANSACTIONS

On September 14, 2017, the Company entered into a three-year consulting agreement with Iain Dukes, D. Phil, the Chairman of the Board of Directors. As compensation for his consulting services, the Company granted Dr. Dukes a stock option to purchase up to 150,000 shares of the Company’s common stock, at an exercise price of $7.30 per share. Under the consulting agreement, Dr. Dukes agreed to provide the Company with services regarding business development opportunities, licensing transactions and technology acquisitions by the Company, and any such strategic initiatives appropriate for the Company that Dr. Dukes may identify. The granted stock options vest in 12 quarterly installments (with 1/12th of the option shares having vested on the date of grant). The vesting of the granted stock options will accelerate, and the entire award will become fully vested upon the closing of a significant licensing transaction, a material product acquisition, a material strategic transaction, or upon a change of control transaction. The Company recognized $0.1 million and $0.1 million in stock-based compensation expense related to this consulting agreement during the three months ended March 31, 2020 and 2019, respectively. In addition, in connection with the adoption of ASC 2018-07, the Company recognized $0.3 million to retained earnings as of January 1, 2019.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The management’s discussion and analysis of financial condition as of March 31, 2020 and results of operations for the three months ended March 31, 2020, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2019 which was filed with the Securities and Exchange Commission, or SEC, on February 25, 2020. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Business” section of our Annual Report on Form 10-K and elsewhere in this and other reports we file with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Iovance,” “we,” “us” and “our” refer to Iovance Biotherapeutics, Inc. and our subsidiaries.

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

We are conducting a Phase 2 clinical trial, C-144-01, of our lead product candidate, lifileucel, for the treatment of metastatic melanoma. This multicenter pivotal trial enrolled patients with melanoma whose disease has progressed following treatment with at least one systemic therapy, including a PD-1 inhibitor and if BRAF mutated, a BRAF inhibitor, or a combination of BRAF and MEK inhibitors. Cohort 4 of the C-144-01 clinical trial is a single-arm cohort intended to be used for the registration of lifileucel. The C-144-01 trial uses our proprietary Gen 2 manufacturing process. We completed and closed enrollment of patients into Cohort 2 of the C-144-01 trial in 2018. We announced that the last patient was dosed in pivotal Cohort 4 of this trial in January 2020. Cohort 4 was enrolled with a prospective definition of objective response rate, or ORR, read out by an Independent Review Committee, or IRC, as the primary endpoint based on our interpretation of discussions with the U.S. Food and Drug Administration, or FDA. In October 2018, we announced that lifileucel had received a Regenerative Medicine Advanced Therapy, or RMAT, designation from the FDA. Updated results from Cohort 2 of the C-144-01 clinical trial were initially reported at the American Society of Clinical Oncology, or ASCO, annual meeting on June 1, 2019 and subsequently updated at the Society for Immunotherapy of Cancer, or SITC, annual meeting in November 2019. In 66 patients with metastatic melanoma, treatment with lifileucel resulted in an ORR of 36%, as assessed by investigator, with 2 complete responses and 22 partial responses. The disease control rate, or DCR, was 80%. Patients were heavily pretreated and had a mean of 3.3 prior therapies. For both the ASCO and SITC updates, the median duration of response, or DOR, had not been reached. In January 2020, with a median follow up of 15.5 months for Cohort 2 patients, the median DOR has not been reached per investigator assessment. The adverse event profile was generally consistent with the underlying advanced disease and the profile of the lymphodepletion and IL-2 regimens.

We are also conducting a Phase 2 clinical trial, C-145-04, which is a multicenter pivotal trial that will assess the safety and efficacy of LN-145 for the treatment of patients with recurrent, metastatic or persistent cervical cancer. In February 2019, LN-145 received Fast Track designation from the FDA for development in the treatment of cervical cancer with disease progression on or after chemotherapy. In March 2019, the protocol for this trial was amended to modify the primary endpoint of ORR to be determined by IRC. In May 2019, LN-145 received Breakthrough Therapy designation, or BTD, from the FDA for the development in the treatment of cervical cancer. Updated results from the C-145-04 clinical trial were reported at the ASCO annual meeting on June 1, 2019. In 27 patients with metastatic cervical cancer, treatment with LN-145 resulted in an ORR of 44%. At the time of study data cut, there were 3 complete responses and 9 partial responses. The DCR was 85%. Patients were heavily pretreated and had a mean of 2.4 prior therapies. The DOR had not been reached. The adverse event profile was generally consistent with the underlying advanced disease and the profile of the lymphodepletion and IL-2 regimens. Based on an End of Phase 2 meeting held with the FDA in June 2019, the FDA has acknowledged that results from the C-145-04 clinical trial may be sufficient to support registration of LN-145 for the treatment of patients with metastatic cervical cancer. In accordance with the FDA’s recommendations, the protocol was amended to further define the patient population. In November 2019, in order to position LN-145 for potential future use in broader lines of therapy in cervical cancer, we have further amended the C-145-04 trial to collect additional data on early-line patients as well as late-line patients by adding additional cohorts, in anticipation of a changing landscape in this indication, including Cohort 2 for patients that had previously received anti-PD-1 therapy. These additional cohorts also allow access to TIL therapy when the pivotal Cohort 1 is completed and also may support a request from FDA to provide expanded access to LN-145.

C-145-03 is our ongoing Phase 2, multicenter trial that we are conducting to assess the safety and efficacy of LN-145 for the treatment of patients with recurrent metastatic squamous cell carcinoma of the head and neck. In October 2018, we reported that, to date, preliminary data for 13 patients in the C-145-03 clinical trial yielded an ORR of 31% with a DOR ranging from 2.8 to 7.6 months. The adverse event profile remained consistent with previous reports. We continue to enroll patients in this study. We have redesigned our C-145-03 trial to include multiple cohorts, in order to allow for dosing of TIL therapies produced by multiple manufacturing methods, including our Gen 2 manufacturing process, our Generation 3, or Gen 3, manufacturing process, and our PD-1 selected TIL manufacturing process. Our PD-1 selected TIL manufacturing process is referred to as LN-145-S1.

We are also investigating the potential of our TIL therapies in earlier lines of treatment and in combination with pembrolizumab, and are studying LN-145 as a monotherapy in relapsed refractory non-small cell lung cancer, or NSCLC, patients. IOV-COM-202 is a Phase 2, multicenter trial that is composed of five cohorts which can enroll up to a total of 75 patients. In May 2019, we reported that the first patient was dosed in the IOV-COM-202 trial. In Cohort 1A, we are enrolling unresectable or metastatic melanoma patients who have not received prior immunotherapy, including checkpoint inhibitors such as anti-PD-1/anti-PD-L1 therapy. The patients receive lifileucel in combination with pembrolizumab. In Cohort 2A, we are enrolling advanced, recurrent, or metastatic head and neck squamous cell carcinoma patients who are naïve to prior immunotherapy including anti-PD-1/anti-PD-L1 therapy. The patients will receive LN-145 in combination with pembrolizumab. Cohort 3A is enrolling advanced or metastatic NSCLC patients who are naïve to prior immunotherapy including anti-PD-1/anti-PD-L1 therapy. The patients in Cohort 3A will receive LN-145 in combination with pembrolizumab. In Cohort 3B, we are enrolling NSCLC patients who have previously received systemic therapy which could include checkpoint inhibitors. The patients are receiving LN-145. In February 2020, we announced the addition of Cohort 1B to the IOV-COM-202 trial, for patients with melanoma whose disease has progressed following treatment with at least one systemic therapy, including a PD-1 inhibitor and if BRAF mutated, a BRAF inhibitor, or a combination of BRAF and MEK inhibitors. The patients will receive LN-145-S1. In addition to its ongoing enrollment in the U.S., the IOV-COM-202 trial has also received regulatory approval in Canada and in certain European countries.

In November 2019, we announced that our investigational new drug application, or IND, for our PBL therapy, IOV-2001, was approved by the FDA and our sponsored clinical trial using this therapy, IOV-CLL-01, was cleared to proceed. IOV-2001 is a non-genetically modified, polyclonal T cell product that is manufactured using a nine-day process from 50 mL of patient’s blood. IOV-CLL-01 is Phase 1/2 clinical trial evaluating the safety and efficacy of IOV-2001 in patients with relapsed or refractory chronic lymphocytic leukemia or small lymphocytic leukemia. The IOV-CLL-01 trial is expected to enroll up to approximately 70 patients.

As part of our collaboration program with the MD Anderson Cancer Center, or MDACC, two Phase 2 trials were initiated in 2018. Both trials are sponsored by MDACC. The first trial, NCT03449108, is intended to allow for investigation of LN-145 manufactured by Iovance using our manufacturing processes to treat patients with soft tissue sarcoma, osteosarcoma and platinum resistant ovarian cancer. A second trial under the collaboration with MDACC, NCT03610490, is active as well. This trial is treating patients with platinum resistant ovarian cancer, pancreatic and colorectal cancer. This trial uses TIL manufactured by MDACC using urelumab, a 4-1BB agonistic antibody, as part of the manufacturing process. The data obtained using this manufacturing process may not be representative of our data using our Gen 2 manufacturing process.

We are also collaborating with Centre hospitalier de l’Université de Montreal, or CHUM, Yale University, or Yale, and Moffitt on investigator-sponsored clinical trials of TIL therapies in other indications. The clinical trials sponsored by CHUM and Moffitt use, or will use, TIL manufactured by different manufacturing processes, which may not be representative of our data using our Gen 2 manufacturing process.

Our current product candidate pipeline and selected investigator-sponsored proof-of-concept studies are summarized in the graph below:

Components of Operating Results

Revenue

We have not yet generated any revenues since our formation, and we currently do not anticipate that we will generate any revenues during 2020 from the sale or licensing of our product candidates. Our ability to generate revenues in the future will depend on our ability to complete the development of our product candidates and to obtain regulatory approval for them.

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

Clinical development costs are a significant component of research and development expenses. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in connection with the ongoing development of our product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. We accrue and expense costs for clinical trial activities performed by third parties based upon estimates of work completed to date of the individual trial in accordance with agreements established with contract research organizations and clinical trial sites. We determine our estimates through discussions with internal clinical personnel and outside service providers as to the progress or stage of completion of trials or services and the agreed upon fee to be paid for such services.

We expect our research and development expenses to increase over the next couple of years as we prepare for commercial manufacturing of our products and continue to conduct our clinical trials for other indications. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, recruiting fees, sign on, retention and special bonuses and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, legal, investor relations, facilities, business development, marketing, commercial, information technology and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to corporate matters and intellectual property, insurance, public company expenses relating to maintaining compliance with Nasdaq listing rules and SEC requirements, investor relations costs, and fees for accounting and consulting services. General and administrative costs are expensed as incurred, and we accrue for services provided by third parties related to the above expenses by monitoring the status of services provided and receiving estimates from its service providers and adjusting its accruals as actual costs become known.

We anticipate general and administrative expenses will increase in 2020 as we continue to prepare for commercialization and support an expected increase in total headcount.

Interest Income

Interest income results from our interest-bearing cash and short term investment balances.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

Revenues

We did not generate any revenues during the three months ended March 31, 2020 or March 31, 2019.

Research and Development expenses (in thousands)

	Three Months Ended		Increase
	March 31,		(Decrease)
	2020	2019	$	%
Research and development expenses	$56,952	$30,905	$26,047	84%
Stock-based compensation expense included in research and development expense	4,318	2,701	1,617	60%

Research and development expense for the three months ended March 31, 2020 increased by $26.0 million, or 84%, compared to the same period in 2019. The increase was primarily attributable to (i) a $10.0 million for the license to further develop IOV-3001 obtained from Novartis, (ii) a $5.2 million increase in clinical trial costs due to an increase in enrollment across all the trials, (iii) a $5.3 million increase in payroll and related expenses driven by a higher number of full-time research and development employees, (iv) a $4.4 million increase in manufacturing costs due to increased production runs for patients and additional manufacturing capacity costs to support the ongoing clinical trials, and (v) a $1.6 million increase in stock-based compensation expenses.

General and Administrative expenses (in thousands)

	Three Months Ended		Increase
	March 31,		(Decrease)
	2020	2019	$	%
General and administrative expenses	$13,858	$9,081	$4,777	53%
Stock-based compensation expense included in general and administrative expense	5,094	3,145	1,949	62%

General and administrative expenses for the three months ended March 31, 2020 increased by $4.8 million, or 53%, compared to the same period in 2019. The increase was primarily attributable to (i) a $1.9 million increase in stock-based compensation expenses driven by a higher number of full-time general and administrative employees and a higher average stock price, (ii) a $1.4 million increase in payroll and related expenses, and (iii) a $0.7 million increase in legal costs.

Interest Income (in thousands)

	Three Months Ended		Increase
	March 31,		(Decrease)
	2020	2019	$ %
Interest income, net	$1,215	$3,036	$(1,821)	(60)%

Net interest income decreased by $1.8 million or 60% due to interest income earned on the lower cash balance, and a decrease in interest rates for the three months ended March 31, 2020 as compared to the same period in 2019. As our cash, cash equivalents and short term investment balance decrease, we anticipate interest income to decrease.

Net Loss (in thousands)

	Three Months Ended		(Increase)
	March 31,		Decrease
	2020	2019	$ %
Net loss	$(69,595)	$(36,950)	$(32,645)	88%

Net loss for the three months ended March 31, 2020 increased by $32.6 million or 88%, compared to the same period in 2019. The increase in our net loss was due to the continued expansion of our research and development activities, increased clinical trials and manufacturing activities, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we further invest in our research and development activities and commercial preparation activities.

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

We are currently engaged in the development of therapeutics to fight cancer. We do not have any commercial products and have not yet generated any revenues from our biopharmaceutical business. We currently do not anticipate that we will generate any revenues during 2020 from the sale or licensing of any products. We have incurred a net loss of $69.6 million for the three months ended March 31, 2020 and used $65.3 million of cash in our operating activities for the three months ended March 31, 2020. As of March 31, 2020, we had $52.5 million of cash and cash equivalents, $193.1 million of short-term investments, $5.5 million of restricted cash, $243.3 million of stockholders’ equity and had working capital of $216.8 million.

We expect to continue our research and development activities, initiate pre-commercial activities and to begin construction on our tenant improvements to our new production facility, which will increase the amount of cash we will use during 2020 and beyond. Specifically, we expect continued spending on clinical trials, research and development activities, higher payroll expenses as we increase our professional, commercial and scientific staff and continue our expansion of manufacturing activities including building our own facility. Based on the funds we have available as of the date of filing of this Quarterly Report on Form 10-Q, and after consideration of the possible impacts of the COVID-19 Pandemic, we believe that we have sufficient capital to fund our anticipated operating expenses and capital expenditure for at least 12 months from the date of filing this report. We have latitude as to the timing and amount of expenditures for our commercial-scale production facility under construction in Philadelphia, Pennsylvania.

The following table summarizes our cash flows for the periods presented from Operating, Investing and Financing Activities (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(65,292)	$(29,090)
Investing activities	100,105	1,033
Financing activities	3,833	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	$38,646	$(28,059)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020 was $65.3 million compared to $29.1 million for the same period in 2019. The increase of $36.2 million was primarily due to increased costs in research and development activities. Included in $65.3 million used in 2020 was the $10.0 million upfront payment we paid for IOV-3001.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2020 was $100.1 million compared to $1.0 million for the same period in 2019. The increase of $99.1 million was primarily due to the timing of maturities and purchases of short-term investments.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 was $3.8 million. Net cash used for the same period in 2019 was nil. The increase of $3.8 million was primarily due to cash proceeds received from the exercise of stock options.

Impact of the CARES Act

The CARES Act, among other things, permits net operating losses, or NOLs, carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act provides other reliefs and stimulus measures. We are currently evaluating the impact of the CARES Act, however, at present we do not expect that any provision of the CARES Act would result in a material cash benefit to us or have a material impact on our financial statements or internal controls over financial reporting.

Off-Balance Sheet Arrangements

At March 31, 2020, we had no obligations that would require disclosure as off-balance sheet arrangements.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in interest bearing cash accounts consisting of short-term debt securities issued by the U.S. government. The primary objective of our investment activities is to preserve principal. We adhere to an investment policy that requires us to limit amounts invested in securities based on credit rating, maturity, industry group and investment type and issuer, except for securities issued by the U.S. government. We do not have any derivative financial instruments or foreign currency instruments. At March 31, 2020, we had $193.1 million invested in short-term marketable securities with a maturity date of less than one year. As such we believe that we are not exposed to any material market risk. If interest rates had varied by 1% in the three months ended March 31, 2020, the fair value of our investment portfolio would increase or decrease by approximately $0.6 million.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

Class Action Lawsuit. On April 10, 2017, the SEC announced settlements with us and with other public companies and unrelated parties in the In the Matter of Certain Stock Promotion investigation. Our settlement with the SEC is consistent with our previous disclosures (including in our Annual Report on Form 10-K that we filed with the SEC on March 9, 2017). On April 14, 2017, a purported shareholder filed a complaint seeking class action status in the United States District Court, Northern District of California for violations of the federal securities laws (Leonard DeSilvio v. Lion Biotechnologies, Inc., et al., case no. 3:17cv2086) against our company and three of our former officers and directors. On April 19, 2017, a second class action complaint (Amra Kuc vs. Lion Biotechnologies, Inc., et al., case no. 3:17-cv-2188) was filed in the same court. Both complaints allege, among other things, that the defendants violated the federal securities laws by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh, our former CEO, and our former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions investigation. On July 20, 2017, the plaintiff in the Kuc case filed a notice to voluntarily dismiss that case. The court entered an order dismissing the Kuc complaint on July 21, 2017. On July 26, 2017, the court appointed a movant as lead plaintiff. On September 8, 2017, the lead plaintiff filed an amended complaint (Jay Rabkin v. Lion Biotechnologies, Inc., et al., case no. 3:17-cv-2086) seeking class action status that alleges, among other things, that the defendants violated federal securities laws by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh and our former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions SEC investigation. On February 5, 2018, the court entered an order dismissing two of plaintiff’s six claims. As a result of mediation, on September 28, 2018, the lead plaintiff filed an unopposed motion for settlement. The court granted preliminary approval to the proposed settlement on November 30, 2018. A final hearing was held on April 12, 2019 to determine whether the proposed settlement was fair, reasonable, and adequate, and whether the claims should be dismissed. On April 17, 2019, the court approved the final settlement, involving a payment of $3,250,000 by our insurance carrier to a settlement fund, awarded attorney’s fees and costs to be paid to plaintiff’s counsel from the settlement fund, approved the plan of allocation for settlement class members, and ordered that the claims against us should be dismissed with prejudice. We do not expect to incur any costs or expenses in connection with this settlement.

Derivative Lawsuits. On December 15, 2017, a purported stockholder derivative complaint was filed by plaintiff Kevin Fong against us, as nominal defendant, and certain of our current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware (case no. 1:17-cv-1806). The complaint alleges breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder arising from the SEC’s investigation in the In the Matter of Certain Stock Promotions investigation and our April 10, 2017 settlement thereof, and seeks unspecified damages on behalf of our company and injunctive relief. On March 28, 2018, a purported stockholder derivative complaint was filed by plaintiff Nazeer Khaleeluddin on our behalf, against us, as nominal defendant, and certain of our current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware (case no. 1:18-cv-00469). The complaint alleges, among other things, violations of securities law, breach of fiduciary duty, aiding and abetting, waste of corporate assets, and unjust enrichment. The complaint is based on claims arising from the SEC’s investigation in the In the Matter of Certain Stock Promotions investigation and our April 10, 2017 settlement thereof and seeks unspecified damages on behalf of our company and injunctive relief. On May 1, 2018, the court consolidated this case with the aforementioned purported stockholder derivative case filed by plaintiff Kevin Fong. The consolidated case is titled In re Iovance Biotherapeutics, Inc. Stockholder Derivative Litigation (lead case no. 17-cv-1806). On January 28, 2020, we reached a proposed settlement with the plaintiffs. On April 24, 2020, the court granted preliminary approval for the proposed settlement. The terms of the settlement will be disseminated to shareholders as part of the notice process by May 8, 2020. If the proposed settlement is given final approval by the court, we do not expect to incur any significant costs or expenses in connection with this settlement. Based on the current stage of the litigation, and the uncertainty of final approval by the court, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.

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

Other Matters. In connection with our reincorporation from Nevada to Delaware in 2017, we (as a Delaware corporation) untimely filed a post-effective amendment to adopt a Form S-8 registration statement that we filed (as a Nevada corporation) to register the shares underlying our 2011 Equity Incentive Plan. Before we filed the required post-effective amendment, options to purchase 200,000 shares were exercised under the 2011 Equity Incentive Plan. The effect of the delayed post-effective amendment filing on the 200,000 option shares is uncertain, but the issuance and sale of the shares may not have been in compliance with the Form S-8 registration statement. The existence of any liability to us, and the amount of any such liability as a result of the issuance of the 200,000 shares is uncertain. Accordingly, we have not made any accrual for a potential claim in our condensed consolidated financial statements.

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

Item 1A.Risk Factors

The risks described below may not be the only ones relating to our company. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial conditions and future prospects and the trading price of our common stock could be harmed as a result of any of these risks. Investors should also refer to the other information contained or incorporated by reference in our Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 25, 2020, including our financial statements and related notes, and our other filings from time to time with the Securities and Exchange Commission or SEC.

We have marked with an asterisk (*) those risk factors below that reflect a substantive change from the risk factors included in our Annual Report on Form 10-K filed with the SEC on February 25, 2020.

Risks Related to Our Business

We have a history of operating losses; we expect to continue to incur losses and we may never be profitable.*

We are a clinical-stage biotechnology company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient's own immune system to eradicate cancer. We do not have products approved for commercial sale and have not generated revenue from operations. As of March 31, 2020, we had an accumulated deficit of $640.2 million. In addition, during the three months ended March 31, 2020, we incurred a net loss of $69.6 million. Since our inception we have not generated any revenues from operations. We are preparing for the commercial launch of our products, if approved, in 2021. We do not expect to generate any meaningful product sales or royalty revenues until we have a product approved. We expect to incur significant additional operating losses in the future as we expand our development and clinical trial activities in support of demonstrating the effectiveness of our products.

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

Our product candidates will require additional clinical and non-clinical development, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we generate any revenue from product sales. We cannot assure you that we will meet our timelines for our current or future clinical trials, which may be delayed or not completed for a number of reasons , including the negative impact of the COVID-19 Pandemic.

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

We have not previously submitted a Biologics License Application, or BLA, to the FDA, or similar marketing application to comparable foreign authorities, for any product candidate, and we cannot be certain that our current or any future product candidates will be successful in clinical trials or receive regulatory approval. Furthermore, although we do not expect to submit our BLA with comparisons to existing or more established therapies and likewise do not expect FDA to base its determination with respect to product approval on such comparisons, FDA may factor these comparisons into its decision whether to approve our TIL therapies, including lifileucel for metastatic melanoma and LN-145 for metastatic cervical cancer. FDA may also consider its approvals of competing products, which may alter the treatment landscape concurrently with their review of our BLA filings, and which may lead to changes in FDA’s review requirements that have been previously communicated to us and our interpretation thereof, including changes to requirements for clinical data or clinical study design. Such changes could delay approval or necessitate withdrawal of our BLA filings.

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
●effectively commercialize our products;
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
●maintain compliance with applicable laws, regulations, and guidance specific to commercialization including interactions with health care professionals, patient advocacy groups, and communication of health care economic information to payors and formularies;
●achieve market acceptance of our product candidates by patients, the medical community, and third-party payors;
●achieve appropriate reimbursement for our product candidates;
●maintain a distribution and logistics network capable of product storage within our specifications and regulatory guidelines, and further capable of timely product delivery to commercial clinical sites;

●effectively compete with other therapies or competitors; and
●following launch, assure that our product will be used as directed and that additional unexpected safety risks will not arise.

We may face risks due to the need to rely on third parties, including clinical trial sites.*

We are heavily reliant on third parties to conduct our clinical trials. We have a limited history of conducting clinical trials and have no experience as a company in filing and supporting the applications necessary to gain marketing approvals. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety, purity, and potency for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by, applicable regulatory authorities. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. As a result of the COVID-19 Pandemic, institutions and research sites that currently conduct clinical trials may not be able to return to normal clinical trial operations for some time, or may no longer choose to participate in studies in the future. As a result, clinical trials may be delayed or otherwise may be more difficult to execute in the future.

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

Our reliance on these third parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on the CROs, clinical trial sites, and other third parties does not relieve us of these responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical trials are conducted in accordance with Good Laboratory Practices, or GLPs, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with GCPs for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections (including pre-approval inspections once a BLA is filed with the FDA) of trial sponsors, clinical investigators, trial sites and certain third parties including CMOs. If we, our CROs, clinical trial sites, or other third parties fail to comply with applicable GCPs or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations.

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

We may encounter substantial delays in our clinical trials or may not be able to conduct our trials on the timelines we expect and we may be required to conduct additional clinical trials or modify current or future clinical trials based on feedback we receive from the FDA.*

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any current or future clinical studies will be conducted as planned or completed on schedule, if at all, or that any of our product candidates will receive regulatory approval. We initiated clinical trials in patients with metastatic melanoma, cervical, head and neck and non-small cell lung cancers, and in other indications in collaboration with third parties. We have completed enrollment in the pivotal study for melanoma, C-144-01 and have not experienced any delays in this study so far. We remain on track to file the BLA by the end of 2020. We plan to initiate trials in new indications, and new cohorts in existing trials. Even as these trials progress, issues may arise that could require us to suspend or terminate such clinical trials or could cause the results of one cohort to differ from a prior cohort. For example, we may experience slower than anticipated enrollment in our pivotal clinical trials, which may consequently delay our BLA filing timelines or permit competitors to obtain approvals that may alter our BLA filing strategy. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely initiation or completion of clinical development, or product approval include:

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

We are currently enrolling our company-sponsored, Phase 2 clinical trials to assess its overall safety and efficacy in patients with melanoma, cervical, head and neck and lung cancers. However, we may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. Our ability to enroll or treat patients in our other studies, or the duration or costs of those studies, could be affected by multiple factors, including, preliminary clinical results, which may include efficacy and safety results from our ongoing Phase 2 studies, but may not be reflected in the final analyses of these trials. For example, our studies of TIL therapy LN-145 in patients with recurrent, metastatic or persistent cervical cancers and TIL therapy lifileucel in advanced melanoma utilize an “open-label” trial design. An open-label trial is one where both the patient and investigator know whether the patient is receiving the test article or either an existing approved drug or placebo, which has the potential to create selection bias in the investigators. In our Phase 2 open-label studies of TIL therapy LN-145 in patients with recurrent, metastatic or persistent cervical cancers and TIL therapy lifileucel in metastatic melanoma, the investigators have significant discretion over the selection of patient participants. Although preliminary data from these trials was generally positive, that data may not necessarily be representative of interim or final results, as new patients are cycled through the applicable treatment regimes. As the trials continue, the investigators may prioritize patients with more progressed forms of cancer than the initial patient population, based on the success or perceived success of that initial population. Patients with more progressed forms of cancer may be less responsive to treatment, and accordingly, interim efficacy data may show a decline in patient response rate or other assessment metrics. As the trials continue, investigators may shift their approach to the patient population, which may ultimately result in a decline in both interim and final efficacy data from the preliminary data, or conversely, an increase in final efficacy data following a decline in the interim efficacy data, as patients with more progressed forms of cancer are cycled out of the trials and replaced by patients with less advanced forms of cancer. This opportunity for investigator selection bias in our trials as a result of open-label design may not be adequately handled and may cause a decline in or distortion of clinical trial data from our preliminary results. Depending on the outcome of our open-label studies, we may need to conduct one or more follow-up or supporting studies in order to successfully develop our products for FDA approval. Many companies in the biotechnology, pharmaceutical and medical device industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we cannot be certain that we will not face such setbacks.

Furthermore, the timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion, including the ability of us or our collaborators to conduct clinical trials under the constraints of the COVID-19 Pandemic. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Accordingly, we cannot guarantee that the trial will progress as planned or as scheduled. Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our ongoing clinical trial and planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

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

The manufacture of our product candidates is complex, and we may encounter difficulties in production, particularly with respect to process development, quality control, or scaling-up of our manufacturing capabilities. If we, or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.*

Our product candidates are biologics and the process of manufacturing our products is complex, highly regulated and subject to multiple risks. The manufacture of our product candidates involves complex processes, including harvesting tumor fragments from patients, isolating the T cells from the tumor fragments, multiplying the T cells to obtain the desired dose, and ultimately infusing the T cells back into a patient. As a result of the complexities, the cost to manufacture biologics is generally higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and is more difficult to reproduce. Our manufacturing process will be susceptible to product loss or failure due to logistical issues associated with the collection of tumor fragments, or starting material, from the patient, shipping such material to the manufacturing site, shipping the final product back to the patient, and infusing the patient with the product, manufacturing issues associated with the differences in patient starting material, interruptions in the manufacturing process, contamination, equipment failure, assay failures, improper installation or operation of equipment, vendor or operator error, inconsistency in cell growth, meeting pre-specified release criteria, and variability in product characteristics. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If for any reason we lose a patient’s starting material, or later-developed product at any point in the process, or if any product does not meet the applicable specifications, the manufacturing process for that patient will need to be restarted, including resection of the proper amount of tumor fragment and the resulting delay may adversely affect that patient’s outcome. If microbial, viral, environmental or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

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

Our current manufacturing strategy involves the use of CMOs. Currently our product candidates are manufactured by WuXi, Lonza Netherlands, and Moffitt. Should we continue to use CMOs, we may not succeed in maintaining our relationships with our current CMOs or establishing relationships with additional or alternative CMOs. Our product candidates may compete with other products and product candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing for us and willing to do so. If our CMOs should cease manufacturing for us, we would experience delays in obtaining sufficient quantities of our product candidates for clinical trials and, if approved, commercial supply. Further, our CMOs may breach, terminate, or not renew these agreements. If we were to need to find alternative manufacturing facilities it would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. The commercial terms of any new arrangement could be less favorable than our existing arrangements and the expenses relating to the transfer of necessary technology and processes could be significant.

Reliance on third-party manufacturers entails exposure to risks to which we would not be subject if we manufactured the product candidate ourselves, including:

●inability to negotiate manufacturing and quality agreements with third parties under commercially reasonable terms;
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

In addition, the manufacturing process and facilities for any products that we may develop is subject to FDA and foreign regulatory authority approval processes, and we or our CMOs will need to meet all applicable FDA and foreign regulatory authority requirements, including cGMPs, on an ongoing basis. The cGMP requirements include quality control, quality assurance, and the maintenance of records and documentation. The FDA and other regulatory authorities enforce these requirements through facility inspections. Manufacturing facilities must submit to pre-approval inspections by the FDA that will be conducted after we submit our marketing applications, including our BLAs, to the FDA. Manufacturers are also subject to continuing FDA and other regulatory authority inspections following marketing approval. Further, we, in cooperation with our CMOs, must supply all necessary chemistry, manufacturing, and control documentation in support of a BLA on a timely basis. There is no guarantee that us or our CMOs will be able to successfully pass all aspects of a pre-approval inspection by the FDA or other foreign regulatory authorities.

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

We will need additional financing to fund our operations and complete the development and commercialization of our various product candidates, and if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our product candidates. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

Our operations have consumed substantial amounts of cash since inception. From our inception to March 31, 2020, we have an accumulated deficit of $640.2 million. In addition, our research and development and our operating costs have also been substantial and are expected to increase. In January 2018, we closed an underwritten public offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $162.0 million. In October 2018, we closed an underwritten public offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by us, were $236.7 million. In September 2019, we filed a shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $400 million. In addition to our continued spending for our product candidates, we expect to spend approximately $75 million to $85 million over the next three years for equipment and construction costs for our commercial-scale production facility under construction in Philadelphia, Pennsylvania, for which we have latitude as to the timing and amount of expenditures. As of March 31, 2020, we had $251.2 million in cash, cash equivalents and short-term investments ($52.5 million of cash and cash equivalents and $193.1 million in short-term investments and $5.5 million in restricted cash).

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

We have performed an analysis under Section 382 of the Code as of December 31, 2018. Per the analysis, the May 2013 recapitalization, and private placements in 2014 and 2016 may have already triggered such an ownership change. As a result, the federal and state carryforwards associated with the net operating loss and credit deferred tax assets were reduced by the amount of tax attributes estimated to expire during their respective carryforward periods. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. Depending on our future tax position, limitation of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

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

In addition, U.S. federal, state and local tax laws are extremely complex and subject to various interpretations. Although we believe that our tax estimates and positions are reasonable, including our decision to build our commercial manufacturing facility at the Navy Yard in Philadelphia in order to take advantage of the site's designation as a Keystone Opportunity Zone, Keystone Opportunity Expansion Zone, or Keystone Opportunity Improvement Zone, or collectively KOZ, which allows incentives for business development, as well as certain other financial incentives provided by the Commonwealth of Pennsylvania, the City of Philadelphia and the Philadelphia Industrial Development Corporation, there can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. Further, challenges to the site's designation as a KOZ or broader challenges to Pennsylvania's KOZ program could result in the revocation of the site's designation as a KOZ and the attendant tax advantages associated with such designation. If we are unsuccessful in such a challenge, or if the site's status as a KOZ is revoked, the relevant tax authorities may assess additional taxes, which could result in adjustments to, or impact the timing or amount of, taxable income, deductions or other tax allocations, which may adversely affect our results of operations and financial position.

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

Due to the promising clinical therapeutic effect of competitor therapies in clinical exploratory trials, we anticipate substantial direct competition from other organizations developing advanced T cell therapies targeting patients who have received prior anti-PD-1/PD-L1 therapies. In particular, we expect to compete with other new therapies for our lead indications developed by companies such as Bristol-Myers Squibb, Merck, Nektar Therapeutics, Idera Pharmaceuticals, Checkmate Pharmaceuticals, WindMIL Therapeutics, Seattle Genetics, and others. We also may compete with therapies based on genetically engineered T cells rendered reactive against tumor-associated antigens prior to their administration to patients. Genetically engineered T cells are being pursued by several companies, including Adaptimmune, Bristol-Myers Squibb, Gilead Sciences, Novartis and others. To date, these technologies have been primarily applicable to hematologic malignancies, but their application in solid tumor indications may create competition with us. Many of these companies and our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources, and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the United States and internationally. Our competitors may obtain regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in competitors establishing a strong market position before we are able to enter the market.

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

In addition, in order to supplement our own efforts to improve TIL manufacturing and develop TIL therapies in new indications in clinical trials, we currently work and collaborate with government and academic research institutions, medical institutions and corporate partners such as the NCI, Moffitt, Ohio State University, Cellectis, Yale University, Novartis, and CHUM. We also intend to continue to enter into additional third-party collaborative agreements in the future. However, we may not be able to successfully negotiate any additional collaborative arrangements. If established, these relationships may not be scientifically or commercially successful, or may be unable to enroll patients, which has occurred in one of our prior collaborations. The success of these and future collaborations and joint development arrangements may be subject to numerous risks and uncertainties, including the inability or unwillingness of our partners to perform in the manner, or to the extent anticipated, and may also be subject to disagreements regarding the rights, interests, and performance of the counterparties under our licenses and development agreements. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercialization of the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority under the collaboration agreement.

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

We have no prior experience in the marketing, sale, and distribution of biopharmaceutical products, and there are significant risks involved in the building and managing of a commercial infrastructure. The establishment and development of commercial capabilities, including a comprehensive healthcare compliance program, to market any products we may develop will be expensive and time consuming and could delay any product launch, and we may not be able to successfully develop this capability. We, or our collaborators, will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, manage, and retain marketing, sales and commercial support personnel. In the event we are unable to develop a commercial infrastructure, we may not be able to commercialize our current or future product candidates, which would limit our ability to generate product revenues. Factors that may inhibit our efforts to commercialize our current or future product candidates and generate product revenues include:

●if the COVID-19 Pandemic continues or reoccurs it may negatively impact our ability to establish commercial operations, educate and interact with healthcare professionals, and successfully launch our product on a timely basis;
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

Our business could be adversely affected by the effects of health epidemics, including the recent spread of the disease caused by the novel coronavirus, SARS-CoV-2 (the "COVID-19 Pandemic"), in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 Pandemic could materially affect our operations, including at our headquarters in San Carlos and at our manufacturing facility in Philadelphia, which are currently subject to state executive orders and shelter-in-place orders, and at our clinical trial sites, as well as the business or operations of our other manufacturers, CROs or other third parties with whom we conduct business.*

Our business could be adversely affected by health epidemics in regions where we have offices, manufacturing facilities, concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of clinical trial sites, third party manufacturers and CROs upon whom we rely. For example, starting in December 2019, the COVID-19 Pandemic has spread to multiple countries, including the United States and several European countries. Our headquarters is located in the San Francisco Bay Area. The President of the United States declared the COVID-19 Pandemic a national emergency. Similarly, the State of California declared a state of emergency related to the spread of the COVID-19 Pandemic. In March 2020, the health officers of six San Francisco Bay Area counties, including San Mateo County where our headquarters in San Carlos are located, issued shelter-in-place orders. The shelter-in-place orders took effect on March 17, 2020 and will continue through the end of May 2020, unless further extended. In addition, on March 19, 2020, the Governor of California and the State Public Health Officer and Director of the California Department of Public Health ordered all individuals living in the State of California to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. Similar executive orders have been issued by state and local governments in Pennsylvania, Florida, and elsewhere, and states of emergency have been declared at the state and local level in most jurisdictions throughout the United States.

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to the COVID-19 Pandemic or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. In addition, our clinical trials may be affected by the COVID-19 Pandemic. Clinical site initiation, patient enrollment and patient monitoring may be delayed due to prioritization of hospital resources toward the COVID-19 Pandemic. Some sites may no longer be available to see patients for clinical trials. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to the virus that causes the COVID-19 Pandemic and adversely impact our clinical trial operations.

We continue to monitor the impact, if any, of the COVID-19 Pandemic on our current and future operations, including our regulatory filing timelines and strategy as well as our preparation for commercial launch. Should the COVID-19 Pandemic continue for an extended period of time and travel, face to face interactions, and resources are not allowed or are severely limited, either by us or our contractors, including our CMOs, our regulatory strategy, BLA filing timelines, or commercial launch preparations may be negatively impacted. The COVID-19 Pandemic may also impact the FDA and their ability to timely review our regulatory filings.

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

On April 10, 2017, the SEC issued an administrative order that requires us to cease and desist from committing or causing any violations and any future violations of Sections 5(b), 17(a), and 17(b) of the Securities Act of 1933, as amended, or the Securities Act, and of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The order was entered into as part of our settlement with the SEC in the investigation titled In the Matter of Certain Stock Promotions. The SEC’s investigation, in part, involved the conduct of our former Chief Executive Officer and director, Manish Singh, during the period between September 2013 and April 2014, and the failure by authors of certain articles about our company to disclose that they were compensated by one of our former investor relations firms. The foregoing order may negatively impact our reputation with current and future investors, will disqualify us from effecting private placement transactions in reliance upon any of the exemptions from Securities Act registration afforded by Regulation D, and will limit our ability to make certain communications in future public offerings. As a result, the SEC's order will make it more difficult for us to raise capital in future private and public offerings. We currently anticipate that we will have to raise additional capital in the future to fund our future research, development and commercialization efforts. Some of the limitations placed on us as a result of the SEC administrative order relating to ineligibility for statutory safe harbors, including under the Private

Securities Litigation Reform Act, and limitations on our communications and status as an ineligible issuer under Rule 405 of the Securities Act, have ended as of April 2020.

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

On December 15, 2017, a purported stockholder derivative complaint was filed by plaintiff Kevin Fong against us, as nominal defendant, and certain of our current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware (case no. 1:17-cv-1806). The complaint alleges breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder arising from the SEC’s investigation in the In the Matter of Certain Stock Promotions matter and our April 10, 2017 settlement thereof, and seeks unspecified damages on behalf of our company and injunctive relief. On March 28, 2018, a purported stockholder derivative complaint was filed by plaintiff Nazeer Khaleeluddin on behalf of our company, against us, as nominal defendant, and certain of our current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware (case no. 1:18-cv-00469). The complaint alleges, among other things, violations of securities law, breach of fiduciary duty, aiding and abetting, waste of corporate assets, and unjust enrichment. The complaint is based on claims arising from the SEC’s investigation in the In the Matter of Certain Stock Promotions investigation and our April 10, 2017 settlement thereof, and seeks unspecified damages on behalf of our company and injunctive relief. On May 1, 2018, the court consolidated this case with the aforementioned purported stockholder derivative case filed by plaintiff Kevin Fong. The consolidated cases are titled In re Iovance Biotherapeutics, Inc. Stockholder Derivative Litigation (lead case no. 17-cv-1806). We agreed to a proposed settlement in this matter on January 28, 2020, which was given preliminary approval by the court on April 24, 2020. If the proposed settlement is given final approval by the court, we do not expect to incur any significant costs or expenses in connection with this settlement. However, the settlement may not be finally approved, in which case we intend to vigorously defend against these complaints, which may incur additional costs. Based on the current stage of the litigation matters, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters. Furthermore, litigation is inherently uncertain, and there is no assurance as to the outcome of these, or other future cases. We could incur substantial unreimbursed legal fees, settlements, judgments and other expenses in connection with these, or other legal and regulatory proceedings that may not qualify for coverage under, or may exceed the limits of, our applicable directors’ and officers’ liability insurance policies and could have a material adverse effect on our financial condition, liquidity and results of operations. The currently pending cases also may distract the time and attention of our officers and directors or divert our other resources away from our ongoing commercial and development programs. An unfavorable outcome in these matters could damage our business and reputation or result in additional claims or proceedings against us.

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
●reaching agreement on acceptable contract terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
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

Since enactment of the ACA in 2010, in both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013 and were to remain in effect until 2024. The Bipartisan Budget Act of 2015 extended the 2% sequestration to 2025. In January 2013, the American Taxpayer Relief Act of 2012, or ATRA, was approved which, among other things, reduced Medicare payments to several providers, with primary focus on the hospital outpatient setting and ancillary services, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On January 20, 2017, the new administration signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, and, for that reason, some final regulations have yet to take effect. In December 2017, Congress repealed the individual mandate for health insurance required by the ACA and could consider further legislation to repeal other elements of the ACA. At the end of 2017, CMS promulgated regulations that reduce the amount paid to hospitals for outpatient drugs purchased under the 340B program, and some states have enacted transparency laws requiring manufacturers to report information on drug prices and price increases. On December 14, 2018, the United States District Court for the Northern District of Texas struck down the ACA, deeming it unconstitutional given that Congress repealed the individual mandate in 2017; on July 9, 2019, the U.S. Court of Appeals for the Fifth Circuit heard arguments on appeal in this matter. On December 18, 2019, the Fifth Circuit ruled that the ACA's individual mandate is unconstitutional given that the Tax Act eliminated the tax penalty associated with the individual mandate. In concluding that the individual mandate is unconstitutional, the question remains whether, or how much of, the rest of the ACA is severable from that constitutional defect. The Fifth Circuit further remanded the case to the U.S. District Court for the Northern District of Texas to further analyze whether the other provisions of the ACA are severable as they currently exist under the law. It is unclear how the eventual decision from this appeal, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

Risks Related to Our Securities

Our existing directors and executive officers hold a substantial amount of our common stock and may be able to influence significant corporate decisions.*

As of March 31, 2020, our officers and directors beneficially owned approximately 9.7% of our outstanding common stock. These stockholders, if they act together, may be able to materially affect the outcome of matters presented to our stockholders, including the election of our directors and other corporate actions such as:

●	a merger with or into another company;
●	a sale of substantially all of our assets; and
●	amendments to our certificate of incorporation.

Additionally, the decisions of these stockholders may conflict with our interests or those of our other stockholders and the market price of our stock may be adversely affected by market volatility.

Our stock price may be volatile, and our stockholders' investment in our stock could decline in value.

The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including but not limited to:

●	volatility and instability in the capital markets due to the COVID-19 Pandemic;
●	announcements of the results of clinical trials by us, our collaborators, or our competitors, or negative developments with respect to similar products, including those being developed by our collaborators;
●	developments with respect to patents or proprietary rights;
●	announcements of technological innovations by us or our competitors;
●	announcements of new products or new contracts by us or our competitors;
●	actual or anticipated variations in our operating results due to the level of development expenses and other factors;
●	changes in financial estimates by equities research analysts and whether our earnings meet or exceed such estimates;
●	conditions and trends in the pharmaceutical, biotechnology and other industries;
●	receipt, or lack of receipt, of funding in support of conducing our business;
●	regulatory developments within, and outside of, the United States;
●	litigation or arbitration;
●	general volatility in the financial markets;
●	general economic, political and market conditions and other factors; and
●	the occurrence of any of the risks described in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K filed with the SEC on February 25, 2020.

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

As of March 31, 2020, we had 126,823,156 shares of common stock outstanding. In addition, we had 15,826,476 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options and restricted stock units to purchase common stock based on vesting requirements and common stock issuable upon the conversion of preferred stock. The issuance and subsequent sale of the shares underlying these common stock equivalents could depress the trading price of our common stock. On June 10, 2019, our certificate of incorporation was amended to increase the number of authorized shares of our common stock, par value $0.000041666, from 150,000,000 shares to 300,000,000 shares, which was approved by our stockholders at our 2019 Annual Meeting of Stockholders held on June 10, 2019. However, no additional shares have been issued to date.

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
101

The following financial information from the Quarterly Report on Form 10-Q of Iovance Biotherapeutics, Inc. for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019; (2) Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019; (3) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2020 and 2019; (4) Condensed Consolidated Statements of Stockholders’ Equity as of March 31, 2020 and December 31, 2019; (5) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (6) Notes to Condensed Consolidated Financial Statements.

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

Iovance Biotherapeutics, Inc.

May 5, 2020	By:	/s/ Maria Fardis
Maria Fardis
Chief Executive Officer (Principal Executive Officer)

May 5, 2020	By:	/s/ Timothy E. Morris
Timothy E. Morris
Chief Financial Officer (Principal Financial Officer)