Form 10-Q
period 2020-06-30
IOVANCE BIOTHERAPEUTICS, INC.
filed 2020-08-06
CIK 1425205

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

At July 28, 2020, the issuer had 146,443,212 shares of common stock, par value $0.000041666 per share, outstanding.

IOVANCE BIOTHERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share information)

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$160,614	$13,969
Short-term investments	611,265	293,112
Prepaid expenses and other assets	10,775	9,412
Total Current Assets	782,654	316,493

Property and equipment, net	18,726	8,536
Operating lease right-of-use assets	7,480	10,695
Restricted cash	5,525	5,450
Long-term assets	3,182	3,481
Total Assets	$817,567	$344,655

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$10,238	$15,567
Accrued expenses	38,794	16,265
Operating lease liabilities - current	5,873	7,252
Total Current Liabilities	54,905	39,084

Non-Current Liabilities
Operating lease liabilities – noncurrent	2,001	4,248
Other liabilities	2,352	2,352
Total Non-Current Liabilities	4,353	6,600
Total Liabilities	59,258	45,684

Commitments and contingencies (Note 8 and 9)

Stockholders’ Equity
Series A Convertible Preferred stock, $0.001 par value; 17,000 shares designated, 194 shares issued and outstanding as of June 30, 2020 and December 31, 2019 (aggregate liquidation value of $194)	—	—
Series B Convertible Preferred stock, $0.001 par value; 11,500,000 shares designated, 3,581,119 shares issued and outstanding as of June 30, 2020 and December 31, 2019 (aggregate liquidation value of $17,010)	4	4
Common stock, $0.000041666 par value; 300,000,000 shares authorized, 146,434,810 and 126,411,808 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	6	5
Accumulated other comprehensive income	317	220
Additional paid-in capital	1,461,207	869,354
Accumulated deficit	(703,225)	(570,612)
Total Stockholders’ Equity	758,309	298,971
Total Liabilities and Stockholders’ Equity	$817,567	$344,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited; in thousands, except per share information)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenues	$—	$—	$—	$—

Costs and expenses
Research and development expenses	49,274	39,298	106,226	70,203
General and administrative expenses	14,353	10,867	28,211	19,948
Total costs and expenses	63,627	50,165	134,437	90,151

Loss from operations	(63,627)	(50,165)	(134,437)	(90,151)
Other income
Interest income, net	609	2,614	1,824	5,650
Net Loss	$(63,018)	$(47,551)	$(132,613)	$(84,501)
Net Loss Per Share of Common Stock, Basic and Diluted	$(0.47)	$(0.38)	$(1.02)	$(0.68)

Weighted Average Shares of Common Stock Outstanding, Basic and Diluted	133,162	123,567	129,848	123,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net Loss	$(63,018)	$(47,551)	$(132,613)	$(84,501)
Other comprehensive loss:
Unrealized gain / (loss) on short-term investments	(595)	234	97	414
Comprehensive Loss	$(63,613)	$(47,317)	$(132,516)	$(84,087)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2020 and 2019

(unaudited; in thousands, except share information)

	Series A		Series B
	Convertible		Convertible				Additional	Accumulated other		Total
	Preferred Sock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance - December 31, 2019	194	$—	3,581,119	$4	126,411,808	$5	$869,354	$220	$(570,612)	$298,971
Stock-based compensation expense							19,949			19,949
Vesting of shares issued for services					13,449	—				—
Tax payments related to shares withheld for vested restricted stock units							(283)			(283)
Common stock issued upon exercise of stock options					533,747	—	5,188			5,188
Unrealized gain on short-term investments								97		97
Common stock sold in public offering, net of offering costs					19,475,806	1	566,999			567,000
Net loss									(132,613)	(132,613)
Balance - June 30, 2020	194	$—	3,581,119	$4	146,434,810	$6	$1,461,207	$317	$(703,225)	$758,309

Balance - December 31, 2018	194	$—	5,854,845	$6	123,415,576	$5	$838,984	$(42)	$(372,760)	$466,193
Adoption of ASU 2018-07						—	296		(296)	—
Stock-based compensation expense							12,272			12,272
Vesting of restricted shares issued for services					14,532	1	(1)			—
Tax payments related to shares withheld for vested restricted stock units							(94)			(94)
Common stock issued upon exercise of stock options					422,900	—	3,474			3,474
Unrealized gain on short-term investments								414		414
Cancellation of common stock from settlement of dispute					(32,500)	(1)	(335)			(336)
Net loss									(84,501)	(84,501)
Balance - June 30, 2019	194	$—	5,854,845	$6	123,820,508	$5	$854,596	$372	$(457,557)	$397,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended June 30, 2020 and 2019

(unaudited; in thousands, except share information)

	Series A		Series B
	Convertible		Convertible				Additional	Accumulated other		Total
	Preferred Sock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance - March 31, 2020	194	$—	3,581,119	$4	126,823,156	$5	$882,599	$912	$(640,207)	$243,313
Stock-based compensation expense							10,537			10,537
Vesting of restricted shares issued for services					6,176	—
Tax payments related to shares withheld for vested restricted stock units							(165)			(165)
Common stock issued upon exercise of stock options					129,672	—	1,237			1,237
Unrealized loss on short-term investments								(595)		(595)
Common stock sold in public offering, net of offering costs					19,475,806	1	566,999			567,000
Net loss									(63,018)	(63,018)
Balance - June 30, 2020	194	$—	3,581,119	$4	146,434,810	$6	$1,461,207	$317	$(703,225)	$758,309

Balance - March 31, 2019	194	$—	5,854,845	$6	123,395,113	$5	$844,789	$138	$(410,006)	$434,932
Stock-based compensation expense							6,426			6,426
Vesting of restricted shares issued for services					7,495	—	(1)			(1)
Tax payments related to shares withheld for vested restricted stock units							(23)			(23)
Common stock issued upon exercise of stock options					417,900	—	3,405			3,405
Unrealized gain on short-term investments								234		234
Net loss									(47,551)	(47,551)
Balance - June 30, 2019	194	$—	5,854,845	$6	123,820,508	$5	$854,596	$372	$(457,557)	$397,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(132,613)	$(84,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	19,949	12,272
Noncash lease expense	3,328	3,031
Depreciation and amortization	512	560
Gain on settlement of dispute	—	(336)
Amortization of premiums on investments	(17)	(2,430)

Changes in assets and liabilities:
Prepaid expenses, other assets, and long-term assets	(1,064)	(515)
Operating lease liabilities (Right-of-use assets)	(3,739)	(2,651)
Accounts payable	(7,096)	9,951
Accrued expenses and other liabilities	18,813	1,734
Net cash used in operating activities	(101,927)	(62,885)

Cash Flows from Investing Activities
Maturities of short-term investments	216,678	263,102
Purchase of short-term investments	(534,717)	(201,129)
Purchase of property and equipment	(5,612)	(2,257)
Net cash (used in) provided by investing activities	(323,651)	59,716

Cash Flows from Financing Activities
Tax payments related to shares withheld for vested restricted stock awards	(283)	(95)
Proceeds from the issuance of common stock upon exercise of options	5,188	3,474
Proceeds from the issuance of common stock, net	567,393	—
Net cash provided by financing activities	572,298	3,379
Net increase in cash, cash equivalents, and restricted cash	146,720	210
Cash, Cash Equivalents, and Restricted Cash Beginning of Period	19,419	82,152
Cash, Cash Equivalents, and Restricted Cash End of Period	$166,139	$82,362

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain on short-term investments	$97	$414
Acquisitions of property and equipment included in accounts payable and accrued expense	(5,212)	(92)
Accrued offering costs in accrued expenses	(393)	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Iovance Biotherapeutics, Inc. (the “Company”, “we”, “us” or “our”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of cell therapies as novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to eradicate cancer cells. Tumor infiltrating lymphocyte (“TIL”) therapy is an autologous cell therapy platform technology that was originally developed by the National Cancer Institute (“NCI”), which conducted initial clinical trials in diseases such as metastatic melanoma and cervical cancer. The Company has developed a new, shorter manufacturing process for TIL therapy known as Generation 2 (“Gen 2”), which yields a cryopreserved TIL product. This proprietary and scalable manufacturing method is being further investigated in multiple indications. The Company’s lead product candidates include lifileucel for metastatic melanoma and LN-145 for metastatic cervical cancer. In addition to metastatic melanoma and metastatic cervical cancer, the Company is investigating the effectiveness and safety of TIL therapy and peripheral blood lymphocyte therapy for the treatment of squamous cell carcinoma of the head and neck, non-small cell lung cancer, and chronic lymphocytic leukemia through its sponsored trials, as well as in other oncology indications through collaborations. On June 1, 2017, the Company reincorporated from a Nevada corporation to a Delaware corporation.

Basis of Presentation of Unaudited Condensed Consolidated Financial Information

The unaudited condensed consolidated financial statements of the Company for the three and six months ended June 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company's financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2019, was derived from the audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2020. These interim financial statements should be read in conjunction with that report.

Liquidity

The Company is currently developing therapeutics for the treatment of cancer, including solid tumors and hematological malignancies. The Company currently does not have any commercial products and has not yet generated any revenues from its business. The Company currently does not anticipate that it will generate any significant revenues from the sale or licensing of any of its product candidates during the 12 months from the date these financial statements are issued. The Company has incurred a net loss of $132.6 million for the six months ended June 30, 2020 and used $101.9 million of cash in its operating activities during the six months ended June 30, 2020. In June 2020, the Company received net proceeds of approximately $567.0 million from the June 2020 Public Offering (as discussed in Note 5). As of June 30, 2020, the Company had $777.4 million in cash, cash equivalents, short-term investments, and restricted cash ($160.6 million of cash and cash equivalents, $611.3 million in short-term investments and $5.5 million in restricted cash).

The Company expects to continue its research and development activities, increase pre-commercial activities and initiate the construction on the tenant improvements for its new manufacturing facility, which will increase the amount of cash used during 2020 and beyond. Specifically, the Company expects continued spending on its current and planned clinical trials, continued expansion of manufacturing activities, including construction of a manufacturing facility, higher payroll expenses as the Company increases its professional and scientific staff and continuation of pre-commercial activities. Based on the funds the Company has available as of the date these financial statements are issued, the Company believes that it has sufficient capital to fund its anticipated operating expenses and capital expenditures as planned for at least the next twelve months from the date these financial statements are issued.

Impact of COVID-19

In December 2019, a novel (new) coronavirus known as SARS-CoV-2 was first detected in Wuhan, Hubei Province, People’s Republic of China, causing outbreaks of the coronavirus disease, known as COVID-19, that has now spread globally. On January 30,

2020, the World Health Organization (WHO) declared COVID-19 a pandemic (the "COVID-19 Pandemic"). The Secretary of Health and Human Services declared a public health emergency on January 31, 2020, under section 319 of the Public Health Service Act (42 U.S.C. 247d), in response to the COVID-19 Pandemic. The full impact of the COVID-19 Pandemic is unknown and rapidly evolving. While the potential economic impact brought by and over the duration of the COVID-19 Pandemic may be difficult to assess or predict, the COVID-19 Pandemic has resulted in significant disruption of global financial markets, which could in the future negatively affect the Company's liquidity. In addition, a recession or market volatility resulting from the COVID-19 Pandemic could affect the Company’s business. Given the nature and type of the Company’s short-term investments in U.S. government securities, the Company does not believe the COVID-19 Pandemic has had or will have a material impact on the Company's current investment liquidity.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents, and Short-term Investments

The Company’s cash and cash equivalents include short-term investments with original maturities of three months or less when purchased. The Company's short-term investments are classified as “available-for-sale.” The Company includes these investments in current assets and carries them at fair value. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income. Any impairment losses related to credit losses (if any) are included in an allowance for credit losses with an offsetting entry to net loss. No impairment losses related to credit losses were recognized for the three and six months ended June 30, 2020 and 2019. The cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in net interest income in the condensed consolidated statements of operations. Gains and losses on securities sold are recorded based on the specific identification method and are included in net interest income in the condensed consolidated statements of operations. The Company has not incurred any realized gains or losses from sales of securities to date. The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on maturities and concentration by type and issuer, except for securities issued by the U.S. government. Currently the Company invests excess cash only in obligations issued by the U.S. government and U.S. government agencies.

The Company maintains a required minimum balance, currently $5.5 million in a segregated bank account in connection with two letters of credit, one for $5.45 million for the benefit of the landlord for its commercial manufacturing facility used as a security deposit for the lease (See Note 9 - Leases), and a second one for $74,685 for the benefit of a utilities service provider. The total amount is classified as Restricted Cash on the Balance Sheet. The original term of the letter of credit expired on May 28, 2020; however, the term was automatically extended for an additional one-year period on May 28, 2020, and will be automatically extended for additional one-year periods, without written agreement, to May 28 in each succeeding calendar year, through at least 60 days after the lease expiration date. Further, on the expiration of the seventh year of the lease, and each anniversary date thereafter, the letter of credit may be decreased by $1,000,000, with a minimum security deposit of $1,450,000 maintained through the end of the lease term. The $74,685 letter of credit will expire on February 25, 2021, however, it will be automatically extended, without written agreement, to the expiration date of December 1, 2022. As of June 30, 2020, restricted cash consisted of $5.5 million and this amount has been classified as a non-current asset on the Company’s condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash, reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	June 30,	June 30,
	2020	2019
Cash and cash equivalents	$160,614	$76,912
Restricted cash (included in non-current assets on the condensed consolidated balance sheets)	5,525	5,450
Total cash, cash equivalents and restricted cash	$166,139	$82,362

Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding and the dilutive common stock equivalent shares outstanding during the period. The Company’s potentially dilutive common stock equivalent shares, which include incremental shares of common stock issuable upon (i) the exercise of outstanding stock options, (ii) vesting of restricted stock units, and (iii) conversion of preferred stock, are only included in the calculation of diluted net loss per share when their effect is dilutive.

At June 30, 2020 and 2019, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	June 30,
	2020	2019
Stock options	12,594,736	9,205,672
Series A Convertible Preferred Stock*	97,000	97,000
Series B Convertible Preferred Stock*	3,581,119	5,854,845
Restricted stock units	—	45,828
	16,272,855	15,203,345

* on an as-converted basis

The effect of potentially dilutive securities would be reflected in diluted earnings per share of common stock by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company's common stock could result in a greater dilutive effect from potentially dilutive securities.

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

Level 2–These are investments where values are based on quoted market prices in markets that are not active or model derived valuations in which all significant inputs are observable in active markets

The Company does not have fair valued assets classified under Level 2 as of June 30, 2020 and December 31, 2019.

Level 3–These are financial instruments where values are derived from techniques in which one or more significant inputs are unobservable.

The Company does not have fair valued assets classified under Level 3 as of June 30, 2020 and December 31, 2019.

The Company’s financial instruments consist of cash and cash equivalents and short-term investments, all of which are reported at their respective fair value on its condensed consolidated balance sheets.

As of June 30, 2020 and December 31, 2019, financial assets measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of June 30, 2020
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$340,698	$—	$—	$340,698
U.S. government agency securities	270,567	—	—	270,567
Total	$611,265	$—	$—	$611,265

	Assets at Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
US treasury securities	$242,249	$—	$—	$242,249
US government agency securities	50,863	—	—	50,863
Total	$293,112	$—	$—	$293,112

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Iovance Biotherapeutics, Inc. and its wholly-owned subsidiaries, Iovance Biotherapeutics Manufacturing LLC and Iovance Biotherapeutics GmbH. All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all of the Company's consolidated operations.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law, and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act, among other things, includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for business include a five-year net operating loss (“NOL”) carrybacks, suspension of annual deduction limitation of 80% taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and technical correction to allow accelerated deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. The Company evaluated the impact of the CARES Act and determined no material tax provision impact for the quarter ended June 30, 2020.

Leases

The Company determines if an arrangement includes a lease at inception. Operating leases are included in its condensed consolidated balance sheet as Operating lease right-of-use assets and Operating lease liabilities as of June 30, 2020 and December 31, 2019. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses an estimated incremental borrowing rate that is applicable to the Company based on the information available at the later of the lease commencement date or the date of adoption of Accounting Standard Update (ASU) No. 2016-02 and ASU No. 2018-10, Leases (together “Topic 842”). The operating lease right-of-use assets also include any lease payments made less lease incentives. The Company’s leases may include options to extend or terminate the lease, which is considered in the lease term when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term. The Company has elected not to apply the recognition requirements of Topic 842 for short-term leases.

For lease agreements entered into after the adoption of Topic 842 that include lease and non-lease components, such components are generally accounted for separately.

Stock-Based Compensation

The Company periodically grants stock options to employees in non-capital raising transactions as compensation for services rendered. The Company accounts for stock option grants to employees based on the authoritative guidance provided by the FASB where the value of the award is measured on the date of grant and recognized over the vesting period. Upon the adoption of ASU No. 2018-07, Compensation-Stock Compensation (“Topic 718”), the Company accounts for stock option grants to non-employees in a similar manner as stock option grants to employees except for the term used in the grant date fair value, therefore no longer requiring a re-measurement at the then-current fair values at each reporting date until the shares underlying the options have vested. The non-employee awards that contain a performance condition that affects the quantity or other terms of the award are measured based on the outcome that is probable.

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

The Company has in the past issued restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) as part of its share-based compensation programs. The Company measures the compensation cost with respect to RSUs and RSAs issued to employees based upon the estimated fair value of the equity instruments at the date of the grant, which is recognized as an expense over the period during which an employee is required to provide services in exchange for the awards.

The fair value of RSUs and RSAs is based on the closing price of the Company’s common stock on the grant date.

Total stock-based compensation expense related to all of the Company’s stock-based awards was recorded on the statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development	$5,465	$2,720	$9,783	$5,421
General and administrative	5,072	3,706	10,166	6,851
Total stock-based compensation expenses	$10,537	$6,426	$19,949	$12,272

Total stock-based compensation expenses broken down based on each individual instrument were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock option expenses	$10,492	$6,359	$19,837	$12,138
Restricted stock unit expenses	45	67	112	134
Total stock-based compensation expenses	$10,537	$6,426	$19,949	$12,272

Preferred Stock

The Company applies the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of its preferred stock. Preferred stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred stock (including preferred stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred stock is classified as stockholders’ equity.

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

Recent Accounting Standards

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, and also issued subsequent amendments to the initial guidance, ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11, and ASU 2020-03 (collectively, Topic 326), to introduce a new impairment model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses (“CECL”). Under Topic 326, an entity is required to estimate CECL on available-for-sale (“AFS”) debt securities only when the fair value is below the amortized cost of the asset and is no longer based on an impairment being “other-than-temporary”. Topic 326 also requires the impairment calculation on an individual security level and requires an entity use present value of cash flows when estimating the CECL. The credit-related losses are required to be recognized through earnings and non-credit related losses are reported in other comprehensive income. In April 2019, the FASB further clarified the scope of Topic 326 and addressed issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayment. Topic 326 will be effective for public entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The new guidance requires modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings as of the beginning of the first period in which the guidance becomes effective. The Company adopted this guidance on January 1, 2020, however, the adoption of this new guidance did not have any material impact on its condensed consolidated financial statements.

Cloud Computing Arrangements

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). The guidance requires a customer in a cloud computing arrangement that is a service contract to follow the internal use software guidance to determine which implementation costs to defer and recognize as an asset. It therefore requires a customer to defer potentially significant implementation costs incurred in a cloud computing arrangement that were often expensed as incurred under the legacy GAAP and recognize them as expense over the term of the hosting arrangement. ASU 2018-15 is effective for fiscal years beginning subsequent to December 15, 2019. The Company adopted this guidance on January 1, 2020. There was no impact on the Company's condensed consolidated balance sheets and statements of operations as of and for the three and six months ended June 30, 2020. However, the Company believes it will have a material impact on its condensed consolidated balance sheets and statements of operations in the future by deferring recognition of costs as it prepares to invest in information technology infrastructure for its commercial manufacturing build-out.

Subsequent Events

The Company’s management evaluates events that have occurred after the balance sheet date but before the financial statements are issued. See Note 11 Subsequent Event.

NOTE 3. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents and short-term investments consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Cash equivalents - Money market funds	$94,092	$10,049
Cash equivalents - U.S. treasury securities	24,997	—
Cash equivalents - U.S. government agency securities	32,042	—
Cash equivalents total	$151,131	$10,049

Cash equivalents in the tables above exclude cash demand deposits of $9.5 million and $3.9 million as of June 30, 2020 and December 31, 2019, respectively (in thousands).

	June 30,	December 31,
Short-term investments	2020	2019
U.S. treasury securities	$340,698	$242,249
U.S. government agency securities	270,567	50,863
Short-term investments total	$611,265	$293,112

The cost and fair value of cash equivalents and short-term investments at June 30, 2020 and December 31, 2019 were as follows (in thousands):

			Gross	Gross
		Accretion	Unrealized	Unrealized
As of June 30, 2020	Cost	(Amortization)	Gains	Losses	Fair Value

U.S. treasury securities	$340,552	$(134)	$284	$(4)	$340,698
U.S. government agency securities	270,501	29	42	(5)	270,567
Total	$611,053	$105	$326	$(9)	$611,265

			Gross	Gross
			Unrealized	Unrealized
As of December 31, 2019	Cost	Accretion	Gains	Losses	Fair Value

U.S. treasury securities	$241,709	$364	$179	$(3)	$242,249
U.S. government agency securities	50,712	107	44	—	50,863
Total	$292,421	$471	$223	$(3)	$293,112

Upon adoption of Topic 326 on January 1, 2020, the Company is required to assess and estimate CECL on AFS debt securities only when the fair value is below the amortized cost of the asset and is no longer based on an impairment being “other-than-temporary”. The credit-related losses are required to be recognized through the statements of operations and non-credit related losses are reported in other comprehensive income. For the three and six months ended June 30, 2020, no CECL was recognized in the condensed consolidated statement of operations and all unrealized gains and losses are included in accumulated other comprehensive income. All short-term investments held by the Company as of June 30, 2020 and December 31, 2019 have a maturity of less than one year.

NOTE 4. BALANCE SHEET COMPONENTS

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Clinical related	$21,243	$4,692
Accrued payroll and employee related expenses	7,114	6,866
Manufacturing related	3,479	2,184
Commercial manufacturing facility related	3,408	17
Legal and related services	1,465	866
Accrued other	2,085	1,640
	$38,794	$16,265

NOTE 5. STOCKHOLDERS’ EQUITY

Authorized Shares of Common Stock

On June 10, 2019, the certificate of incorporation of the Company was amended to increase the number of authorized shares of the Company's common stock, par value $0.000041666, from 150,000,000 shares to 300,000,000 shares (the "Certificate of Amendment"). The Certificate of Amendment was approved by the Company's stockholders at the Company's 2019 Annual Meeting of Stockholders held on June 10, 2019.

Public Offerings

In June 2020, the Company closed an underwritten public offering of 16,935,484 shares of the Company’s common stock at a public offering price of $31.00 per share, before underwriting discounts, which included 2,540,322 shares issued upon the exercise in full by the underwriter of its option to purchase additional shares at the public offering price less the underwriting discount (the "June 2020 Public Offering"). The gross proceeds from the offering, before deducting the underwriting discounts and commissions and other offering expenses payable by the Company, were $603.7 million, with net proceeds to the Company of approximately $567.0 million.

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

In January 2018, the Company closed an underwritten public offering of 15,000,000 shares of the Company's common stock at a public offering price of $11.50 per share, before underwriting discounts, which included 1,956,521 shares issued upon the exercise in full by the underwriter of its option to purchase additional shares at the public offering price less the underwriting discount. The gross proceeds from the offering, before deducting the underwriting discounts and commissions and other offering expenses payable by the Company, were $172.5 million, with net proceeds to the Company of $162.0 million.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock. At June 30, 2020, 17,000 shares were designated as Series A Convertible Preferred Stock (“Series A Convertible Preferred Stock”) and 11,500,000 shares were designated as Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock”).

Series A Convertible Preferred Stock

A total of 17,000 shares of Series A Convertible Preferred Stock have been authorized for issuance under the Company’s Certificate of Designation of Preferences and Rights of Series A Convertible Preferred Stock. The shares of Series A Convertible Preferred Stock have a stated value of $1,000 per share and are initially convertible into shares of common stock at a price of $2.00 per share, subject to adjustment. Each share of Series A Preferred Stock is initially convertible into 500 shares of common stock.

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

No Shares of Series A Convertible Preferred Stock were converted during the six months ended June 30, 2020 or 2019. At June 30, 2020 and December 31, 2019, 194 shares of Series A Convertible Preferred Stock (that are convertible into 97,000 shares of common stock) remained outstanding.

Series B Convertible Preferred Stock

A total of 11,500,000 shares of Series B Convertible Preferred Stock are authorized for issuance under the Company’s Series B Certificate of Designation of Rights, Preferences and Privileges of Series B Convertible Preferred Stock. The shares of Series B Convertible Preferred Stock have a stated value of $4.75 per share and are convertible into shares of the Company’s common stock at an initial conversion price of $4.75 per share. Each share of Series B Preferred Stock is initially convertible into 1 share of common stock.

The Series B Convertible Preferred Stock may, at the option of each investor, be converted into fully paid and non-assessable shares of common stock. The holders of shares of Series B Convertible Preferred Stock do not have the right to vote on matters that come before the Company's stockholders. In the event of any dissolution or winding up of the Company, proceeds shall be paid pari passu among the holders of common stock and preferred stock, pro rata based on the number of shares held by each holder. Holders of Series B Convertible Preferred Stock are entitled to dividends on an as-if-converted basis in the same form as any dividends actually paid on shares of the Series A Convertible Preferred Stock or the Company’s common stock. So long as any Series B Convertible Preferred Stock remains outstanding, the Company may not redeem, purchase or otherwise acquire any material amount of the Series A Convertible Preferred Stock or any securities junior to the Series B Convertible Preferred Stock.

No shares of Series B Convertible Preferred Stock were converted during the six months ended June 30, 2020 and 2019. At June 30, 2020 and December 31, 2019, 3,581,119 shares of Series B Preferred Stock (that are convertible into 3,581,119 shares of common stock) remained outstanding.

Cancellation of Common Stock

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

NOTE 6. STOCK BASED COMPENSATION

Stock Plans

On October 14, 2011, the Company’s Board of Directors (the "Board") adopted the 2011 Equity Incentive Plan (the “2011 Plan”). Employees, directors, consultants and advisors of the Company are eligible to participate in the 2011 Plan. The 2011 Plan initially had 180,000 shares of common stock reserved for issuance in the form of incentive stock options, non-qualified options, common stock, and grant appreciation rights. The 2011 Plan was not approved by the Company’s stockholders within the required one-year period following its adoption and, accordingly, no incentive stock options can be granted under the 2011 Plan. In August 2013, the Board and a majority of the Company’s stockholders approved an amendment to increase the number of shares available under the 2011 Plan from 180,000 shares to 1,700,000 shares, and an amendment to increase the number options or other awards that can be granted to any one person during a twelve (12) month period from 50,000 shares to 300,000 shares. The foregoing amendment to the 2011 Plan became effective in September 2013. On August 20, 2014, the Board amended the 2011 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2011 Plan from 1,700,000 to 1,900,000 shares, effective immediately. At June 30, 2020, 11,240 shares were available for future grant under the 2011 Plan.

On September 19, 2014, the Board adopted the Iovance Biotherapeutics, Inc. 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the Company’s stockholders at the Company’s 2014 Annual Meeting of Stockholders held in November 2014. The 2014 Plan, as approved by the stockholders, authorized the issuance up to an aggregate of 2,350,000 shares of the Company’s common stock. On April 10, 2015, the Board amended the 2014 Plan to increase the total number of shares that can be issued under the 2014 Plan to 4,000,000 shares of the Company’s common stock. The increase in shares available for issuance under the 2014 Plan was approved by the Company’s stockholders at the Company’s 2015 Annual Meeting of Stockholders in June 2015.

On August 16, 2016, the Company’s stockholders approved an increase in the total number of shares that can be issued under the 2014 Plan to 9,000,000 shares of the Company’s common stock. At June 30, 2020, 5,962 shares were available for grant under the Company’s 2014 Plan.

On April 22, 2018, the Board adopted the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan was approved by the Company’s stockholders at the annual meeting of stockholders held in June 2018. The 2018 Plan as approved by the stockholders authorized the issuance up to an aggregate of 6,000,000 shares of common stock reserved for issuance in the form of incentive (qualified) stock options, non-qualified options, common stock, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards or any combination of the foregoing. On June 8, 2020, the Company's stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2018 Plan from 6,000,000 to 14,000,000 shares, which became effective immediately. At June 30, 2020, 7,972,159 shares of common stock were available for grant under the Company’s 2018 Plan.

Restricted Stock Units

On June 1, 2016, the Company entered into an RSU agreement with the Company’s new Chief Executive Officer, Maria Fardis, Ph.D., M.B.A., pursuant to which the Company granted Dr. Fardis 550,000 non-transferrable RSUs at a fair market value price of $5.87 per share as an inducement to her employment pursuant to the exception to The Nasdaq Global Market rules that generally require stockholder approval of equity incentive plans. The 550,000 RSUs vested in installments as follows: (i) 137,500 restricted stock units vested upon the first anniversary of the effective date of Dr. Fardis’ employment agreement; (ii) 275,000 restricted stock units vested upon the satisfaction of certain clinical trial milestones; and (iii) 137,500 restricted stock units vested in equal monthly installments over the 36-month period following the first anniversary of the effective date of Dr. Fardis’ employment, such that the RSUs were fully vested as of June 1, 2020. At June 30, 2020, the Company had no RSUs outstanding.

Stock-based compensation expense for RSUs are measured based on the closing fair market value of the Company’s common stock on the date of grant. The stock-based compensation expenses relating to RSUs were $0.04 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively, and $0.1 million and $0.1 million for the six months ended June 30, 2020 and 2019, respectively, recorded as part of general and administrative expenses.

Employee Stock Purchase Plan

In June 2020, the Company adopted the 2020 Employee Stock Purchase Plan (the "2020 ESPP") upon its approval by the Company's shareholders at its Annual Stockholders Meeting on June 8, 2020. The Company reserved 500,000 shares of its common stock for issuance under the 2020 ESPP, and as of June 30, 2020, no shares were issued under the 2020 ESPP and there was no unrecognized compensation cost related to the 2020 ESPP.

Stock Options

A summary of the status of stock options at June 30, 2020, and the changes during the six months then ended, is presented in the following table:

		Weighted	Weighted	Aggregate
	Number	Average	Average	Intrinsic
	of	Exercise	Remaining	Value (in
	Options	Price	Contract Life	thousands)
Outstanding at December 31, 2019	9,494,712	$12.00
Granted	3,951,151	25.89
Exercised	(533,747)	9.72
Expired/Forfeited	(317,380)	15.45
Outstanding at June 30, 2020	12,594,736	$16.37	8.27	$143,951

Options exercisable at June 30, 2020	5,705,709	$10.46	7.12	$97,573

The Company recorded stock-based compensation expenses related to stock options of $10.5 million and $6.4 million for the three months ended June 30, 2020 and 2019 respectively, and $19.8 million and $12.1 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there was $82.0 million of total unrecognized compensation expense related to the options to be recognized over a weighted average period of 2.09 years.

The weighted average grant date fair value for employee options granted under the Company’s stock option plans during the six  months ended June 30, 2020 and 2019 was $16.20 and $7.98 per option, respectively.

The aggregate intrinsic value in the table above reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended June 30, 2020 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2020. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

The following table summarizes the assumptions relating to options granted pursuant to the Company’s equity incentive plans for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
Assumptions:	2020	2019
Expected term (years)	5.18 - 6.19	6.06
Expected volatility	69.99% - 70.75%	70.78%
Risk-free interest rate	0.37% - 1.83%	2.59%
Expected dividend yield	0%	0%

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

Pursuant to the terms of the CRADA, as amended, the Company is required to make quarterly payments of $0.5 million to the NCI for support of research activities. To the extent the Company licenses patent rights relating to a TIL-based product candidate, the Company will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, the Company may be required to supply certain test articles, including TIL, grown and processed under cGMP conditions, suitable for use in clinical trials, where the Company holds the investigational new drug application for such clinical trial. The extended CRADA has a five-year term expiring in August 2021. The Company or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. The Company recorded costs associated with the CRADA of $0.5 million for the three months ended June 30, 2020 and 2019, and $1.0 million for the six months ended June 30, 2020 and 2019 as research and development expenses.

Patent License Agreement Related to the Development and Manufacture of TIL

Effective October 5, 2011, the Company entered into an Exclusive Patent License Agreement (the “Patent License Agreement”) with the NIH, an agency of the United States Public Health Service within the Department of Health and Human Services (NIH), which was subsequently amended on February 9, 2015 and October 2, 2015. Pursuant to the Patent License Agreement, as amended, the NIH granted the Company licenses, including exclusive, co-exclusive, and non-exclusive licenses, to certain technologies relating to autologous tumor infiltrating lymphocyte adoptive cell therapy products for the treatment of metastatic melanoma, lung, breast, bladder and HPV-positive cancers. The Patent License Agreement requires the Company to pay royalties based on a percentage of net sales (which percentage is in the mid-single digits), a percentage of revenues from sublicensing arrangements, and lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications and other direct costs incurred by the NIH pursuant to the agreement. The Company anticipates making a milestone payment in conjunction with the submission of Biologics License Application.

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

H. Lee Moffitt Cancer Center

Research Collaboration and Clinical Grant Agreements with Moffitt

In December 2016, the Company entered into a new three-year Sponsored Research Agreement with H. Lee Moffitt Cancer Center (“Moffitt"), which expired in December 2019. In June 2020, the Company entered into a new Sponsored Research Agreement with Moffitt, with a term that ends either upon completion of the research thereunder or on July 1, 2022, whichever is sooner, and under which immaterial payments will be made to Moffitt in connection with the research services thereunder. At the same time, the Company entered into a clinical grant agreement with Moffitt to support an ongoing clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with metastatic melanoma. In June 2017, the Company entered into a second clinical grant agreement with Moffitt to support a new clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with non-small cell lung cancer, under which the Company obtained a non-exclusive, royalty-free license to any new Moffitt inventions made in the performance of the agreement. Under both clinical grant agreements with Moffit, the Company has non-exclusive rights to clinical data arising from the respective clinical trials. The Company recorded research and development costs of $0.1 and $0.2 million for the three months ended June 30, 2020 and 2019, respectively, and $0.3 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively, in connection with the research collaboration and clinical grant agreements with Moffitt.

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

Pursuant to the First Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million. A patent issuance fee will also be payable under the First Moffitt License, upon the issuance of the first U.S. patent covering the subject technology. In addition, the Company agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales (which percentage is in the low single digits) and sublicensing payments, as applicable, and annual minimum royalties beginning with the first sale of products based on the licensed technologies, which minimum royalties will be credited against the percentage royalty payments otherwise payable in that year. The Company will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the First Moffitt License related to the treatment of any cancers in the United States, Europe and Japan and in other countries designated by the Company in agreement with Moffitt. No expenses were recorded for the First Moffitt License for the three and six months ended June 30, 2020 and 2019.

The Company entered into a license agreement with Moffitt effective as of May 7, 2018 (the “Second Moffitt License”), under which the Company received a license to Moffitt’s rights to patent-pending technologies related to the use of 4-1BB agonists in conjunction with TIL manufacturing processes and therapies.

Pursuant to the Second Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million in 2018. An annual license maintenance fee will be also payable commencing on the first anniversary of the effective date. In addition, the Company agreed to pay an annual commercial use payment for each indication for which a first sale has occurred, which in the aggregate amounts to up to $0.4 million a year. The Company recorded de minimis amount and $0.1 million for the three months ended June 30, 2020 and 2019, respectively, and de minimis amount and $0.1 million for the six months ended June 30, 2020 and 2019, respectively, as research and development expenses in connection with the Second Moffit License.

M.D. Anderson Cancer Center

Strategic Alliance Agreement

On April 17, 2017, the Company entered into a Strategic Alliance Agreement (the “SAA”) with M.D. Anderson Cancer Center (“MDACC”) under which the Company and MDACC agreed to conduct clinical and preclinical research studies. The Company agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA. In return, the Company acquired all rights to inventions resulting from the studies and has been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of MDACC reasonably necessary to exploit, including the commercialization thereof. The Company has also been granted certain rights in clinical data generated by MDACC outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt by the Company of all deliverables due from MDACC thereunder. In May 2017, the Company made a prepayment of $1.4 million under this agreement. In light of the COVID-19 Pandemic, MDACC has temporarily suspended their research programs and decommissioned their research labs, and as a result, enrollment in the Company’s MDACC-sponsored studies under the SAA is temporarily paused. The Company recorded $0.4 million associated with the MDACC SAA for the three months ended June 30, 2019, and $0.2 million and $1.6 million for the six months ended June 30, 2020 and 2019, respectively as research and development expenses. The Company did not record any expenses associated with the MDACC SAA for the three months ended June 30, 2020.

WuXi Apptech, Inc. (WuXi)

In November 2016, the Company entered into a three-year manufacturing and services agreement (“MSA”) with WuXi AppTech, Inc. (“WuXi”) pursuant to which WuXi agreed to provide manufacturing and other services, which has since been amended and assigned to our subsidiary Iovance Biotherapeutics Manufacturing LLC. Under the agreement, the Company entered into two statements of work for two cGMP manufacturing suites to be established and operated by WuXi for the Company, both of the suites are expected to be capable of being used for the commercial manufacture of its products. The statements of work for each of the suites were amended in 2019. The statements of work for facility include a fixed component to reserve a dedicated suite and a trained work force, and a variable component, mainly materials and testing used during the manufacturing processes. Both statements of work provide for adjustments to the targeted production capacity levels and the corresponding fixed quarterly fees upon written notice from the Company of 30 days and 90 days for the first and second dedicated suites, respectively. The quarterly fixed fees payable for each of the dedicated manufacturing suites ranges from $1.2 million to $2.7 million depending on the production capacity level targeted.

The terms of the related statements of work for the first and second dedicated manufacturing suites currently extend to May 2020 and June 2021, respectively. The Company recorded costs associated with agreements with WuXi of $5.7 million and $6.8 million for the three months ended June 30, 2020 and 2019 respectively, and $12.3 million and $10.7 million for the six months ended June 30, 2020 and 2019, respectively, as research and development expenses.

Cellectis S.A. (Cellectis)

On January 12, 2020, the Company entered into a research collaboration and exclusive worldwide license agreement whereby the Company will license gene-editing technology from Cellectis S.A. ("Cellectis"), a clinical-stage biopharmaceutical company, in order to develop TIL therapies that have been genetically edited. Financial terms of the license include development, regulatory and sales milestone payments from the Company to Cellectis, as well as royalty payments based on net sales of TALEN-modified TIL products. The Company recorded costs associated with the license agreement from Cellectis of $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively.

Novartis Pharma AG (Novartis)

On January 12, 2020, the Company obtained a license from Novartis Pharma AG (“Novartis”) to develop and commercialize an antibody cytokine engrafted protein, which the Company refers to as IOV-3001. Under the agreement, the Company has paid an upfront payment to Novartis and may pay future milestones related to initiation of patient dosing in various phases of clinical development for IOV-3001 and approval of the product in the U.S, EU and Japan. Novartis is also entitled to low-to-mid single digit royalties from commercial sales of the product. The Company recorded costs associated with the license agreement from Novartis of $ 10.0 million as research and development expenses for the three months ended March 31, 2020. The Company did not record any expenses for the three months ended June 30, 2020.

NOTE 8. LEGAL PROCEEDINGS

Class Action Lawsuit. On April 10, 2017, the SEC announced settlements with the Company and with other public companies and unrelated parties in the In the Matter of Certain Stock Promotion investigation. The Company’s settlement with the SEC is consistent with its previous disclosures (including in its Annual Report on Form 10-K that the Company filed with the SEC on March 9, 2017). On April 14, 2017, a purported shareholder filed a complaint seeking class action status in the United States District Court, Northern District of California for violations of the federal securities laws (Leonard DeSilvio v. Lion Biotechnologies, Inc., et al., case no. 3:17cv2086) against the Company and three of its former officers and directors. On April 19, 2017, a second class action complaint (Amra Kuc vs. Lion Biotechnologies, Inc., et al., case no. 3:17-cv-2188) was filed in the same court. Both complaints allege, among other things, that the defendants violated the federal securities laws by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh, the Company’s former CEO, and the Company’s former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions investigation. On July 20, 2017, the plaintiff in the Kuc case filed a notice to voluntarily dismiss that case. The court entered an order dismissing the Kuc complaint on July 21, 2017. On July 26, 2017, the court appointed a movant as lead plaintiff. On September 8, 2017, the lead plaintiff filed an amended complaint (Jay Rabkin v. Lion Biotechnologies, Inc., et al., case no. 3:17-cv-2086) seeking class action status that alleges, among other things, that the defendants violated federal securities laws by making materially false and misleading statements, or by failing to make certain disclosures, regarding the actions taken by Manish Singh and the Company’s former investor relations firm that were the subject of the In the Matter of Certain Stock Promotions SEC investigation. On February 5, 2018, the court entered an order dismissing two of plaintiff’s six claims. As a result of mediation, on September 28, 2018, lead plaintiff filed an unopposed motion for settlement. The court granted preliminary approval to the proposed settlement on November 30, 2018 . A final hearing was held on April 12, 2019 to determine whether the proposed settlement was fair, reasonable, and adequate, and whether the claims should be dismissed. On April 17, 2019, the court approved the final settlement, involving a payment of $3,250,000 by the Company’s insurance carrier to a settlement fund, awarded attorney’s fees and costs to be paid to plaintiff’s counsel from the settlement fund, approved the plan of allocation for settlement class members, and ordered that the claims against the Company should be dismissed with prejudice. The Company does not expect to incur any significant costs or expenses in connection with this settlement.

Derivative Lawsuits. On December 15, 2017, a purported stockholder derivative complaint was filed by plaintiff Kevin Fong against the Company, as nominal defendant, and certain of its current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware (case no. 1:17-cv-1806). The complaint alleges breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder arising from the SEC’s investigation in the In the Matter of Certain Stock Promotions investigation and its April 10, 2017 settlement thereof, and seeks unspecified damages on behalf of the Company and injunctive relief. On March 28, 2018, a purported stockholder derivative complaint was filed by plaintiff Nazeer Khaleeluddin on behalf of the Company, against the Company, as nominal defendant, and certain of the Company’s current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware (case no. 1:18-cv-00469). The complaint alleges, among other things, violations of securities law, breach of fiduciary duty, aiding and abetting, waste of corporate assets, and unjust enrichment. The complaint is based on claims arising from the SEC’s investigation in the In the Matter of Certain Stock Promotions investigation and the Company’s April 10, 2017 settlement thereof, and seeks unspecified damages on behalf of the Company and injunctive relief. On May 1, 2018, the court consolidated this case with the aforementioned purported stockholder derivative case filed by plaintiff Kevin Fong. The consolidated case is titled In re Iovance Biotherapeutics, Inc. Stockholder Derivative Litigation (lead case no. 17-cv-1806). On January 28, 2020, the parties reached a proposed settlement. On April 24, 2020, the court granted preliminary approval for the proposed settlement. The terms of the settlement were disseminated to shareholders as part of the notice process on May 8, 2020. On July 2, 2020, the court granted final approval for the settlement. The Company does not expect to incur any significant costs or expenses in connection with this settlement.

Solomon Capital, LLC. On April 8, 2016, a lawsuit (“the First Solomon Suit”) titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Lion Biotechnologies, Inc. was filed by Solomon Capital, LLC, Solomon Capital 401(k) Trust, Solomon Sharbat and Shelhav Raff (“Solomon Plaintiffs”) against the Company in the Supreme Court of the State of New York, County of New York (index no. 651881/2016 ). The Solomon Plaintiffs allege that, between June and November 2012, they provided to the Company $0.1 million and that they advanced and paid on behalf of the Company an additional $0.2 million. The complaint further alleges that the Company agreed to (i) provide them with promissory notes totaling $0.2 million, plus interest, (ii) issue a total of 1,110 shares to the Solomon Plaintiffs (after the 1-for-100 reverse split of the Company’s common stock effected in March 2013) (the “Equity Claim”), and (iii) allow the Solomon Plaintiffs to convert the foregoing funds into its securities in the next transaction. The Solomon Plaintiffs allege that they should have been able to convert their advances and payments into shares of the Company’s common stock in the restructuring that took effect in May 2013. Based on the foregoing, the Solomon Plaintiffs allege causes for breach of contract and unjust enrichment and demand judgment against the Company in an unspecified amount exceeding $1.5 million, plus interest. On June 3, 2016, the Company filed an answer and counterclaims in the lawsuit. The Company has asserted counterclaims for fraudulent inducement, fraudulent misrepresentation, fraudulent concealment, breach of fiduciary duty, and breach of contract, alleging principally that the counterclaim defendants misrepresented their qualifications and failed to disclose that Solomon Sharbat was the subject of an investigation by the Financial Industry Regulatory Authority (“FINRA”) that resulted in the loss of his FINRA license. In its counterclaims, the Company is seeking damages in an amount exceeding $0.5 million and an order rescinding any and all agreements that the plaintiffs contend entitled them to obtain shares of Company stock. On May 12, 2020, the court granted the Company’s motion for summary judgment limiting the Solomon Plaintiffs’ damages for the Equity Claim to $47,420. The Solomon Plaintiffs filed a notice of appeal of this summary judgment on June 9, 2020. On July 2, 2020, the court granted the Company’s motion to dismiss the First Solomon Suit for want of prosecution. On July 31, 2020, the Solomon Plaintiffs filed a motion seeking leave to reargue the court’s decision to dismiss the First Solomon Suit for want of prosecution.

On September 27, 2019, the Solomon Plaintiffs filed a new lawsuit (through new legal counsel) (“the Second Solomon Suit”) titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Iovance Biotherapeutics, Inc., f/k/a/ Lion Biotechnologies Inc. f/k/a/ Genesis Biopharma Inc., and Manish Singh in the Supreme Court of the State of New York, County of New York (index no. 655668/2019). In the Second Solomon Suit, the Solomon Plaintiffs allege that they are third party beneficiaries of a “finder’s fee agreement” that prior management entered into with a third party unlicensed entity in 2012 in connection with seeking financing, that an agreement or understanding existed between the Company and the plaintiffs that the plaintiffs would be paid fees and commissions (in cash and stock) if they obtained financing for the Company, and that they directly and indirectly introduced investors to the Company who invested in the Company, or were willing to invest in the Company. Finally, the Solomon Plaintiffs allege that they were promised a license to use the Company’s technology in Israel. The plaintiffs claim that the Company breached the foregoing understandings, promises and agreements and, as a result, they are entitled to certain damages. The Solomon Plaintiffs also allege that Manish Singh, the Company’s former Chief Executive Officer, committed fraud and took shares belonging to them. On February 18, 2020, the Company filed a removal petition and removed the Second Solomon Suit to the United States District Court for the Southern District of New York, where the case has been assigned case no. 1:20-cv-1391. The Company has not yet responded to the complaint in the Second Solomon Suit. On May 22, 2020, the Company moved to dismiss the Second Solomon Suit for lack of personal jurisdiction.

The Company intends to vigorously defend these complaints and pursue its counterclaims, as applicable. At the current stage of the litigation, in both the First Solomon Suit and the Second Solomon Suit, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.

Litigation Involving Dr. Steven Fischkoff. On June 13, 2017, in an action titled Steven Fischkoff v. Lion Biotechnologies, Inc. and Maria Fardis, Dr. Steven Fischkoff, the Company’s former Vice President and Chief Medical Officer, filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York. Dr. Fischkoff was dismissed by the Company on March 28, 2017. Dr. Fischkoff was terminated “for cause” as that term is defined in his employment agreement. In his complaint, Dr. Fischkoff alleges breaches of his employment agreement and violation of New York Labor Law for failure to pay monies purportedly owed to him, and seeks to recover amounts including severance pay and retention bonus (totaling $300,000), a prorated incentive bonus, and amounts relating to unvested options to 150,000 shares of the Company’s common stock, together with prejudgment interest, costs, expenses and attorneys’ fees. On July 5, 2017, the Company filed a removal petition and removed the lawsuit to the United States District Court for the Southern District of New York, where the case has been assigned case no. 1:17-cv-05041. On July 14, 2017, the Company filed a partial answer and counterclaims against Dr. Fischkoff, denying his allegations, and alleging breach of contract and related claims, breach of fiduciary duty, and state and federal trade secret misappropriation and related claims, and sought a temporary restraining order and preliminary injunction against Dr. Fischkoff. On July 18, 2017, the court issued a temporary restraining order against Dr. Fischkoff requiring him to return the Company’s materials, prohibiting him from disclosing or using the Company’s materials, and granting expedited discovery. On June 25, 2018, pursuant to a stipulation between the parties, the court entered a permanent injunction prohibiting Dr. Fischkoff from disclosing, possessing, or using any of the Company’s proprietary materials or trade secrets. On July 5, 2018, the court entered an order dismissing two of Dr. Fischkoff’s claims against the Company and Dr. Fardis. On October 18, 2018, Dr. Fischkoff amended his complaint to assert a new claim for defamation arising from SEC filings in which the Company provided the information about this litigation. On August 4, 2020, the parties agreed in principle to a confidential settlement subject to final negotiation and, accordingly, the court dismissed the litigation without prejudice during such negotiation.

The Company intends to vigorously defend against Dr. Fischkoff’s lawsuit and pursue the Company’s counterclaims if a settlement is not reached after negotiation. Based on the current stage of the litigation, it is not possible to estimate the amount or range of (i) a possible loss that might result from an adverse judgment or settlement of this action, or (ii) the potential recovery that might result from a favorable judgment or a settlement of this action.

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

In June 2020, the Company amended the lease agreement to further increase the rentable space to 13,139 square feet and extend the lease term to June 5, 2025 for approximately $34,500 a month.

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

New York Lease

The Company leased office space in New York for a monthly rental of approximately $18,000 a month from January 2017 through July 2017. On June 5, 2017, the Company entered into an agreement whereby the Company will lease office space from August 1, 2017 to July 31, 2018, for approximately $9,000 a month. On April 20, 2018, the Company entered into an agreement to extend the lease term to January 31, 2019 for approximately $7,000 a month. On November 2, 2018, the Company entered into an agreement to extend the lease term to July 31, 2019 for approximately $4,000 a month. On May 1, 2019, the Company entered into an agreement to extend the lease term to January 31, 2020 for approximately $4,000 a month. On October 24, 2019, the Company entered into an agreement to extend the lease term to April 30, 2020 for approximately $4,000 a month. On January 23, 2020, the Company entered into an agreement to extend the lease term to July 31, 2020 for approximately $4,000 a month. On May 24, 2020, the Company entered into an agreement to extend the lease term to October 31, 2020 for approximately $4,000 a month.

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

The balance sheet classification of the Company’s right-of-use asset and lease liabilities was as follows:

	June 30, 2020	December 31, 2019

Operating lease right-of-use assets	$7,480	$10,695
Operating lease liabilities
Current portion included in current liabilities	5,873	7,252
long-term portion included in non-current liabilities	2,001	4,248
Total Operating lease liabilities	$7,874	$11,500

The following table summarizes components of lease expenses, which were included in Total expenses in the Company’s condensed consolidated statement of operations, and other information related to our operating leases as follows (in thousands except weighted-average remaining lease terms and discount rates):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Operating lease cost	$2,073	$1,681	$3,709	$3,275
Variable lease cost	1,260	1,045	2,631	1,941
Short-term lease cost	14	18	31	37
Total lease cost	$3,347	$2,744	$6,371	$5,253

Other information

Cash paid for amounts included in the measurement of lease liabilities included in Operating cashflows	$1,906	$1,977	$4,102	$3,398
Increase in right-of-use assets from the adoption of Topic 842	$—	$—	$—	$10,380
Right-of-use assets obtained from entering new leases	$—	$667	$—	$667
Increase /(decrease) in right-of-use assets from lease modifications	$(151)	$2,642	$328	$3,642
Weighted-average remaining lease terms (years)			1.69	1.71
Weighted-average discount rates			7.5%	8.2%

Variable lease cost is determined based on performance or usage in accordance with the contractual agreements, and not based on an index or rate.

As of June 30, 2020, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

		CMO
	Facility	embedded
	leases	leases	Total
2020	$910	$2,285	$3,195
2021	964	3,176	4,140
2022	338	—	338
2023	265	—	265
2024	273	—	273
Thereafter	115	—	115
Total lease payments	$2,865	$5,461	$8,326
Less: Present value adjustment	(214)	(238)	(452)
Operating lease liabilities	$2,651	$5,223	$7,874

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of Topic 842. As of June 30, 2020, the weighted average remaining lease term is 1.69 years and the weighted average discount rate used to determine the operating lease liabilities was 7.5%. As of June 30, 2020, the Company has a finance lease for the commercial manufacturing facility that has not yet commenced. This finance lease will commence in December 2020 with a lease term of 20 years.

NOTE 10. RELATED PARTY TRANSACTIONS

On September 14, 2017, the Company entered into a three-year consulting agreement with Iain Dukes, D. Phil, the Chairman of the Board. As compensation for his consulting services, the Company granted Dr. Dukes a stock option to purchase up to 150,000 shares of the Company’s common stock, at an exercise price of $7.30 per share. Under the consulting agreement, Dr. Dukes agreed to provide the Company with services regarding business development opportunities, licensing transactions and technology acquisitions by the Company, and any such strategic initiatives appropriate for the Company that Dr. Dukes may identify. The granted stock options vest in 12 quarterly installments (with 1/12th of the option shares having vested on the date of grant). The vesting of the granted stock options will accelerate, and the entire award will become fully vested upon the closing of a significant licensing transaction, a material product acquisition, a material strategic transaction, or upon a change of control transaction. The Company recognized $0.1 million and $0.1 million in stock-based compensation expense related to this consulting agreement during the three months ended June 30, 2020 and 2019, respectively, and $0.2 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively. In addition, in connection with the adoption of ASC 2018-07, the Company recognized $0.3 million to retained earnings as of January 1, 2019.

NOTE 11. SUBSEQUENT EVENTS

On August 1, 2020, the Company entered into an agreement to lease approximately 2,965 square feet of a training facility space in Philadelphia, Pennsylvania for a twelve month term at a rate of approximately $6,500 per month.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The management’s discussion and analysis of financial condition as of June 30, 2020 and results of operations for the three and six months ended June 30, 2020, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2019 which was filed with the Securities and Exchange Commission, or SEC, on February 25, 2020. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Business” section of our Annual Report on Form 10-K and elsewhere in this and other reports we file with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Iovance,” “we,” “us” and “our” refer to Iovance Biotherapeutics, Inc. and our subsidiaries.

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

We are conducting a Phase 2 clinical trial, C-144-01, of our lead product candidate, lifileucel, for the treatment of metastatic melanoma. This multicenter pivotal trial enrolled patients with melanoma whose disease has progressed following treatment with at least one systemic therapy, including a PD-1 inhibitor and if BRAF mutated, a BRAF inhibitor, or a combination of BRAF and MEK inhibitors. Cohort 4 of the C-144-01 clinical trial is a single-arm cohort intended to support a biologics license application, or BLA, submission for lifileucel. The C-144-01 trial uses our proprietary Gen 2 manufacturing process. We completed and closed enrollment of patients into Cohort 2 of the C-144-01 trial in 2018. Results from Cohort 2 of the C-144-01 clinical trial were initially reported at the American Society of Clinical Oncology, or ASCO, annual meeting on June 1, 2019 and subsequently updated at the ASCO annual meeting on May 29, 2020, or ASCO 2020. In 66 patients with metastatic melanoma, treatment with lifileucel resulted in an objective response rate, or ORR, of 36%, as assessed by investigator, with 2 complete responses and 22 partial responses. The disease control rate, or DCR, was 80.3%. Patients were heavily pretreated and had a mean of 3.3 prior therapies. The data released at ASCO 2020 disclosed that after a median study follow up of 18.7 months for Cohort 2 patients, the median duration of response, or DOR, has not been reached per investigator assessment. Furthermore, durable responses have been observed across a wide age range of metastatic melanoma patients, and among those who have received prior anti-CTLA-4 and BRAF targeted treatments, regardless of BRAF mutation status, and equally in patients with PD-L1 high and low status. The adverse event profile was generally consistent with the underlying advanced disease and the profile of the lymphodepletion and IL-2 regimens.

Cohort 4 of in the C-144-01 trial was enrolled to evaluate ORR as read out by an Independent Review Committee, or IRC, as the primary endpoint based on our interpretation of discussions with the U.S. Food and Drug Administration, or FDA, as part of an End of Phase 2, or EOP2, meeting held with the FDA in the third quarter of 2018. In October 2018 and based on the data provided to the FDA during the EOP2 meeting, we announced that lifileucel had received a Regenerative Medicine Advanced Therapy, or RMAT, designation from the FDA.

Enrollment in pivotal Cohort 4 in the C-144-01 trial commenced in March 2019 and patient dosing was completed in January 2020. A total of 89 patients were dosed in Cohort 4. Initial results from the pivotal Cohort 4 are available for 68 patients with two radiological assessments, as determined by investigator. Lifileucel shows a 32.4% ORR, including 1 complete response and 21 partial responses, 2 of which are yet to be confirmed with follow up visits, and a DCR of 72.1% as of the data cut off of March 16, 2020, corresponding to 5.3 months of median study follow up. This data is highly consistent with the Cohort 2 data read out at a similar median duration of study follow up. The ORR of Cohort 2 at a median study follow up of 6 months was 33%.

We are also conducting a Phase 2 clinical trial, C-145-04, which is a multicenter pivotal trial that will assess the safety and efficacy of LN-145 for the treatment of patients with recurrent, metastatic or persistent cervical cancer. In February 2019, LN-145 received Fast Track designation from the FDA for development in the treatment of cervical cancer with disease progression on or after chemotherapy. In March 2019, the protocol for this trial was amended to modify the primary endpoint of ORR to be determined by IRC. In May 2019, LN-145 received Breakthrough Therapy designation, or BTD, from the FDA for the development in the treatment of cervical cancer. Updated results from the C-145-04 clinical trial were reported at the ASCO annual meeting on June 1, 2019. In 27 patients with metastatic cervical cancer, treatment with LN-145 resulted in an ORR of 44%. At the time of study data cut, there were 3 complete responses and 9 partial responses. The DCR was 85%. Patients were heavily pretreated and had a mean of 2.4 prior therapies. The DOR had not been reached. The adverse event profile was generally consistent with the underlying advanced disease and the profile of the lymphodepletion and IL-2 regimens. Based on an EOP2 meeting held with the FDA in June 2019, we believe that results from the C-145-04 clinical trial may be sufficient to support registration of LN-145 for the treatment of patients with metastatic cervical cancer. In accordance with the FDA’s recommendations, the protocol was amended to further define the patient population. In November 2019, in order to position LN-145 for potential future use in broader lines of therapy in cervical cancer, we have further amended the C-145-04 trial to collect additional data on early-line patients as well as late-line patients by adding additional cohorts, in anticipation of a changing landscape in this indication, including Cohort 2 for patients that had previously received anti-PD-1 therapy. These additional cohorts also allow access to TIL therapy when the pivotal Cohort 1 is completed and we believe may support expanded access to LN-145. Cohort 2 of the C-145-04 trial continues and is expected to complete enrollment during the second half of 2020. We intend to initiate a dialog with the FDA subsequent to such completion to discuss BLA submission plans.

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

In November 2019, we announced that our investigational new drug application, or IND, for our PBL therapy, IOV-2001, was authorized by the FDA and our sponsored clinical trial using this therapy, IOV-CLL-01, was cleared to proceed. IOV-2001 is a non-genetically modified, polyclonal T cell product that is manufactured using a nine-day process from 50 mL of patient’s blood. IOV-CLL-01 is Phase 1/2 clinical trial evaluating the safety and efficacy of IOV-2001 in patients with relapsed or refractory chronic lymphocytic leukemia or small lymphocytic leukemia. The IOV-CLL-01 trial is expected to enroll up to approximately 70 patients.

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

Our current product candidate pipeline and selected investigator-sponsored proof-of-concept studies are summarized in the graph below:

Components of Operating Results

Revenue

We have not yet generated any revenues since our formation, and we currently do not anticipate that we will generate any significant revenues from the sale or licensing of our product candidates during the 12 months from the date these financial statements are issued. Our ability to generate revenues in the future will depend on our ability to complete the development of our product candidates and to obtain regulatory approval for them.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

Revenues

We did not generate any revenues during the three and six months ended June 30, 2020 or June 30, 2019.

Research and Development expenses (in thousands)

	Three Months Ended		Increase		Six Months Ended		Increase
	June 30,		(Decrease)		June 30,		(Decrease)
	2020	2019	$	%	2020	2019	$	%
Research and development	$49,274	$39,298	9,976	25%	$106,226	$70,203	36,023	51%
Stock-based compensation expense included in research and development expense	5,465	2,720	2,745	101%	9,783	5,421	4,362	80%

Research and development expense for the three months ended June 30, 2020 increased by $10.0 million, or 25%, compared to the same period in 2019. The increase was attributable to (i) a $6.9 million increase in clinical trial costs due primarily to higher costs for the purchase of drugs used in the clinical trials, specifically IL-2, (ii) a $4.6 million increase in payroll and related expenses driven by a higher number of full-time research and development employees, and (iii) a $2.7 million increase in stock-based compensation expenses. These increases were partially offset by a $3.1 million decrease in manufacturing costs due to decreased production runs during the three months ended June 30, 2020.

Research and development expense for the six months ended June 30, 2020 increased by $36.0 million, or 51%, compared to the same period in 2019. The increase was primarily attributable to (i) a $12.0 million increase in clinical trial costs due to an increase in enrollment across all the trials, (ii) a $10.0 million increase for the license to further develop IOV-3001 obtained from Novartis, (iii) a $9.9 million increase in payroll and related expenses driven by a higher number of full-time research and development employees, and (iv) a $4.4 million increase in stock-based compensation expenses.

General and Administrative expenses (in thousands)

	Three Months Ended		Increase		Six Months Ended		Increase
	June 30,		(Decrease)		June 30,		(Decrease)
	2020	2019	$	%	2020	2019	$	%
General and administrative	$14,353	$10,867	3,486	32%	$28,211	$19,948	8,263	41%
Stock-based compensation expense included in general and administrative	5,072	3,706	1,366	37%	10,166	6,851	3,315	48%

General and administrative expenses for the three months ended June 30, 2020 increased by $3.5 million, or 32%, compared to the same period in 2019. The increase was primarily attributable to a $2.1 million increase in payroll and related expenses and a $1.4 million increase in stock-based compensation expenses driven by a higher number of full-time general and administrative employees and a higher average stock price.

General and administrative expenses for the six months ended June 30, 2020 increased by $8.3 million, or 41%, compared to the same period in 2019. The increase was primarily attributable to (i) a $3.5 million increase in payroll and related expenses driven by a higher number of full-time general and administrative employees and a higher average stock price, (ii) a $3.3 million increase in stock-based compensation expenses, and (iii) a $1.2 million increase in director’s and officer’s insurance premiums.

Interest Income (in thousands)

	Three Months Ended		Increase		Six Months Ended		Increase
	June 30,		(Decrease)		June 30,		(Decrease)
	2020	2019	$ %		2020	2019	$ %
Net interest income	$609	$2,614	(2,005)	(77)%	$1,824	$5,650	(3,826)	(68)%

Net interest income for the three and six months ended June 30, 2020 and 2019 decreased by $2.0 million or 77% and $3.8 million or 68% respectively, due to interest income earned on the lower cash balance, and a decrease in interest rates for the three and six months period ended June 30, 2020 as compared to the same period in 2019. Interest income earned on the net proceeds received from the public offering in June 2020 was minimal during the three months ended June 30, 2020 due to the timing of investment.

Net Loss (in thousands)

	Three Months Ended		Increase		Six Months Ended		Increase
	June 30,		(Decrease)		June 30,		(Decrease)
	2020	2019	$ %		2020	2019	$ %
Net loss	$(63,018)	$(47,551)	(15,467)	33%	$(132,613)	$(84,501)	(48,112)	57%

Net loss for the three and six months ended June 30, 2020 increased by $15.5 million or 33% and $48.1 million or 57% compared to the same periods in 2019. The increase in our net loss was due to the continued expansion of our research and development activities, increased clinical trials and manufacturing activities, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we further invest in our research and development activities and commercial preparation activities.

Liquidity and Capital Resources

We have incurred losses and generated negative cash flows from operations since inception. We expect to continue to incur significant losses in 2020 and may incur significant losses and negative cash flows from operations for the foreseeable future. Historically, we have funded our operations from various public and private offerings of our equity securities (both common stock and preferred stock), from option and warrant exercises, and from interest income. Since 2017, our primary source of funds has been from the public sale of our common stock.

On December 28, 2017, we filed a shelf registration statement, or the 2017 Shelf Registration Statement, with the SEC, for the issuance of common stock, preferred stock, warrants, rights, debt securities and units, which we refer to collectively as Shelf Securities, up to an aggregate amount of $250 million. The 2017 Shelf Registration Statement was declared effective on January 19, 2018. On January 29, 2018, we sold 15,000,000 shares of our common stock at a public offering price of $11.50 per share pursuant to the 2017 Shelf Registration Statement. We received gross proceeds of approximately $172.5 million and net proceeds of approximately $162.0 million, after deducting underwriting discounts and offering expenses. The 2017 Shelf Registration Statement was terminated upon effectiveness of the 2018 Shelf Registration Statement (as discussed below).

On September 7, 2018, we filed a shelf registration statement with the SEC for the issuance of up to an aggregate amount of $250 million of Shelf Securities, which we refer to as the 2018 Shelf Registration Statement. The 2018 Shelf Registration Statement was declared effective on October 3, 2018 and the aggregate amount of securities we could issue thereunder was subsequently increased by $50 million through a post-effective amendment that we filed on October 11, 2018, pursuant to Rule 462(b) under the Securities Act of 1933, as amended. On October 17, 2018, we sold 25,300,000 shares of our common stock at a public offering price of $9.97 per share pursuant to the 2018 Shelf Registration Statement. We received gross proceeds of approximately $252.2 million and net proceeds of $236.7 million, after deducting underwriting discounts and offering expenses. The 2018 Shelf Registration Statement is no longer available for future offerings.

On September 17, 2019, we filed a shelf registration statement with the SEC for the issuance of up to an aggregate amount of $400 million of Shelf Securities, which we refer to as the 2019 Shelf Registration Statement. The 2019 Shelf Registration Statement was declared effective on September 24, 2019. The 2019 Shelf Registration Statement was terminated upon effectiveness of the 2020 Automatic Shelf Registration Statement (as discussed below). No shares were sold under the 2019 Shelf Registration Statement prior to its termination.

On May 27, 2020, we filed an automatic shelf registration statement with the SEC for the issuance of an indeterminate amount of Shelf Securities, which we refer to as the 2020 Automatic Shelf Registration Statement. The 2020 Automatic Shelf Registration Statement was immediately effective upon filing with the SEC, and the 2019 Shelf Registration Statement was simultaneously terminated.

On June 2, 2020, we sold 19,475,806 shares of our common stock at a public offering price of $31.0 per share pursuant to the 2020 Automatic Shelf Registration Statement. We received gross proceeds of $603.7 million and net proceeds of approximately $567.0 million, after deducting underwriting discounts and offering expenses. Following the public offering, the 2020 Automatic Shelf Registration Statement remains available for the future issuance of an indeterminate amount of Shelf Securities.

In the future, we may periodically offer one or more of the Shelf Securities in amounts, prices and terms to be announced when and if the securities are offered. If any of the Shelf Securities covered by the 2020 Automatic Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of such offering at that time.

We are currently engaged in the development of therapeutics to fight cancer. We do not have any commercial products and have not yet generated any revenues from our biopharmaceutical business. We currently do not anticipate that we will generate any significant revenues from the sale or licensing of any products during the 12 months from the date these financial statements are issued. We have incurred a net loss of $132.6 million for the six months ended June 30, 2020 and used $101.9 million of cash in our operating activities for the six months ended June 30, 2020. As of June 30, 2020, we had $160.6 million of cash and cash equivalents, $611.3 million of short-term investments, $5.5 million of restricted cash, $758.3 million of stockholders’ equity and had working capital of $727.7 million.

We expect to continue our research and development activities, initiate pre-commercial activities and to begin construction on our tenant improvements to our new production facility, which will increase the amount of cash we will use during 2020 and beyond. Specifically, we expect continued spending on clinical trials, research and development activities, higher payroll expenses as we increase our professional, commercial and scientific staff and continue our expansion of manufacturing activities including building our own facility. Based on the funds we have available as of the date of filing of this Quarterly Report on Form 10-Q, and after consideration of the possible impacts of the COVID-19 Pandemic, we believe that we have sufficient capital to fund our anticipated operating expenses and capital expenditure for at least the next 12 months from the date of filing this report.

The following table summarizes our cash flows for the periods presented from Operating, Investing and Financing Activities (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(101,927)	$(62,885)
Investing activities	(323,651)	59,716
Financing activities	572,298	3,379
Net increase in cash, cash equivalents and restricted cash	$146,720	$210

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 was $101.9 million compared to $62.9 million for the same period in 2019. The increase of $38.8 million was primarily due to increased costs in research and development activities. Included in $38.8 million was the $10.0 million upfront payment we paid for IOV-3001.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 was $323.7 million compared to net cash used provided by investing activities of $59.7 million for the same period in 2019. The increase in cash used in investing activities of $383.2 million was primarily due to the purchase of short-term investments to invest the net proceeds from our June 2020 public offering.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 was $572.3 million compared to $3.4 million for the same period in 2019. The increase of $568.5 million was primarily due to net proceeds of $567.4 million from our June 2020 public offering.

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

Impact of COVID-19 on our Business

In December 2019, a novel coronavirus known as SARS-CoV-2 was first detected in Wuhan, Hubei Province, People’s Republic of China, causing outbreaks of the coronavirus disease, known as COVID-19, that has now spread globally. On January 30, 2020, the World Health Organization (WHO) declared COVID-19 a pandemic, which we refer to herein as the COVID-19 Pandemic. The Secretary of Health and Human Services declared a public health emergency on January 31, 2020, under section 319 of the Public Health Service Act (42 U.S.C. 247d), in response to the COVID-19 Pandemic.

Operations and Liquidity

The full impact of the COVID-19 Pandemic is unknown and rapidly evolving. While the potential economic impact brought by and over the duration of the COVID-19 Pandemic may be difficult to assess or predict, the COVID-19 Pandemic has resulted in significant disruption of global financial markets, which could in the future negatively affect our liquidity. In addition, a recession or market volatility resulting from the COVID-19 Pandemic could affect our business. We have taken proactive, aggressive action throughout the COVID-19 Pandemic to protect the health and safety of our employees, and expect to continue to implement these measures until we determine that the COVID-19 Pandemic is adequately contained for purposes of our business. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees. To date, the COVID-19 Pandemic has not had significant effects on our clinical trial enrollment. Given the nature and type of our short-term investments in U.S. government securities, we do not believe that the COVID-19 Pandemic will have a material impact on our current investment liquidity.

Outlook

Although there is uncertainty related to the anticipated impact of the recent COVID-19 Pandemic on our future results, we believe our current cash reserves leave us well-positioned to manage our business through this crisis as it continues to unfold. However, the impacts of the COVID-19 Pandemic are broad-reaching and continuing and the financial impacts associated with the COVID-19 Pandemic are still uncertain.

The COVID-19 Pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic, and actions that would be taken by governmental authorities to contain the pandemic or to treat its impact, makes it difficult to forecast any effects on our results for the fiscal year ending December 31, 2020.

Despite the economic uncertainty resulting from the COVID-19 Pandemic, we intend to continue to focus on the development of our product candidates. We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future.

Off-Balance Sheet Arrangements

At June 30, 2020, we had no obligations that would require disclosure as off-balance sheet arrangements.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in interest bearing cash accounts consisting of short-term debt securities issued by the U.S. government. The primary objective of our investment activities is to preserve principal. We adhere to an investment policy that requires us to limit amounts invested in securities based on credit rating, maturity, industry group and investment type and issuer, except for securities issued by the U.S. government. We do not have any derivative financial instruments or foreign currency instruments. At June 30, 2020, we had $611.3 million invested in short-term marketable securities with a maturity date of less than one year. As such we believe that we are not exposed to any material market risk. If interest rates had varied by 1% in the three months ended June 30, 2020, the fair value of our investment portfolio would increase or decrease by approximately $1.5 million.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Derivative Lawsuits. On December 15, 2017, a purported stockholder derivative complaint was filed by plaintiff Kevin Fong against us, as nominal defendant, and certain of our current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware (case no. 1:17-cv-1806). The complaint alleges breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder arising from the SEC’s investigation in the In the Matter of Certain Stock Promotions investigation and our April 10, 2017 settlement thereof, and seeks unspecified damages on behalf of our company and injunctive relief. On March 28, 2018, a purported stockholder derivative complaint was filed by plaintiff Nazeer Khaleeluddin on our behalf, against us, as nominal defendant, and certain of our current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware (case no. 1:18-cv-00469). The complaint alleges, among other things, violations of securities law, breach of fiduciary duty, aiding and abetting, waste of corporate assets, and unjust enrichment. The complaint is based on claims arising from the SEC’s investigation in the In the Matter of Certain Stock Promotions investigation and our April 10, 2017 settlement thereof and seeks unspecified damages on behalf of our company and injunctive relief. On May 1, 2018, the court consolidated this case with the aforementioned purported stockholder derivative case filed by plaintiff Kevin Fong. The consolidated case is titled In re Iovance Biotherapeutics, Inc. Stockholder Derivative Litigation (lead case no. 17-cv-1806). On January 28, 2020, we reached a proposed settlement with the plaintiffs. On April 24, 2020, the court granted preliminary approval for the proposed settlement. The terms of the settlement were disseminated to shareholders as part of the notice process on May 8, 2020. On July 2, 2020, the court granted final approval for the settlement. We do not expect to incur any significant costs or expenses in connection with this settlement.

Solomon Capital, LLC. On April 8, 2016, a lawsuit, or the First Solomon Suit, titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Lion Biotechnologies, Inc. was filed by Solomon Capital, LLC, Solomon Capital 401(k) Trust, Solomon Sharbat and Shelhav Raff, which we refer to as the Solomon Plaintiffs, against us in the Supreme Court of the State of New York, County of New York (index no. 651881/2016). The Solomon Plaintiffs allege that, between June and November 2012, they provided to us $0.1 million and that they advanced and paid on our behalf an additional $0.2 million. The complaint further alleges that we agreed to (i) provide them with promissory notes totaling $0.2 million, plus interest, (ii) issue a total of 1,110 shares to the Solomon Plaintiffs (after the 1-for-100 reverse split of our common stock effected in March 2013), which we refer to as the Equity Claim, and (iii) allow the Solomon Plaintiffs to convert the foregoing funds into our securities in the next transaction. The Solomon Plaintiffs allege that they should have been able to convert their advances and payments into shares of our common stock in the restructuring that took effect in May 2013. Based on the foregoing, the Solomon Plaintiffs allege causes for breach of contract and unjust enrichment and demand judgment against us in an unspecified amount exceeding $1.5 million, plus interest. On June 3, 2016, we filed an answer and counterclaims in the lawsuit. We have asserted counterclaims for fraudulent inducement, fraudulent misrepresentation, fraudulent concealment, breach of fiduciary duty, and breach of contract, alleging principally that the counterclaim defendants misrepresented their qualifications and failed to disclose that Solomon Sharbat was the subject of an investigation by the Financial Industry Regulatory Authority, or FINRA, that resulted in the loss of his FINRA license. In our counterclaims, we are seeking damages in an amount exceeding $0.5 million and an order rescinding any and all agreements that the Solomon Plaintiffs contend entitled them to obtain shares of our stock. On May 12, 2020, the court granted our motion for summary judgment limiting the Solomon Plaintiffs' damages for the Equity Claim to $47,420. The Solomon Plaintiffs filed a notice of appeal of this summary judgment on June 9, 2020. On July 2, 2020, the court granted our motion to dismiss the First Solomon Suit for want of prosecution. On July 31, 2020, the Solomon Plaintiffs filed a motion seeking leave to reargue the court’s decision to dismiss the First Solomon Suit for want of prosecution.

On September 27, 2019, the Solomon Plaintiffs filed a new lawsuit (through new legal counsel), or the Second Solomon Suit, titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Iovance Biotherapeutics, Inc., f/k/a/ Lion Biotechnologies Inc. f/k/a/ Genesis Biopharma Inc., and Manish Singh in the Supreme Court of the State of New York, County of New York (index no. 655668/2019). In the Second Solomon Suit, the Solomon Plaintiffs allege that they are third party beneficiaries of a “finder’s fee agreement” that prior management entered into with a third party unlicensed entity in 2012 in connection with seeking financing, that an agreement or understanding existed between us and the plaintiffs that the plaintiffs would be paid fees and commissions (in cash and stock) if they obtained financing for us, and that they directly and indirectly introduced investors to us who invested, or were willing to invest in our company. Finally, the Solomon Plaintiffs allege that they were promised a license to use our technology in Israel. The plaintiffs claim that we breached the foregoing understandings, promises and agreements and, as a result, they are entitled to certain damages. The Solomon Plaintiffs also allege that Manish Singh, our former Chief Executive Officer, committed fraud and took shares belonging to them. On February 18, 2020, we filed a removal petition and removed the Second Solomon Suit to the United States District Court for the Southern District of New York, where the case has been assigned case no. 1:20-cv-1391. We have not yet responded to the complaint in the Second Solomon Suit. On May 22, 2020, we moved to dismiss the Second Solomon Suit for lack of personal jurisdiction.

We intend to vigorously defend these complaints and pursue our counterclaims, as applicable. At the current stage of the litigation, in both the First Solomon Suit and the Second Solomon Suit, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.

Litigation Involving Dr. Steven Fischkoff.  On June 13, 2017, in an action titled Steven Fischkoff v. Lion Biotechnologies, Inc. and Maria Fardis, Dr. Steven Fischkoff, our former Vice President and Chief Medical Officer, filed a lawsuit against us in the Supreme Court of the State of New York, County of New York. Dr. Fischkoff was dismissed by us on March 28, 2017. Dr. Fischkoff was terminated “for cause” as that term is defined in his employment agreement. In his complaint, Dr. Fischkoff alleges breaches of his employment agreement and violation of New York Labor Law for failure to pay monies purportedly owed to him, and seeks to recover amounts including severance pay and retention bonus (totaling $300,000), a prorated incentive bonus, and amounts relating to unvested options to 150,000 shares of our common stock, together with prejudgment interest, costs, expenses and attorneys’ fees. On July 5, 2017, we filed a removal petition and removed the lawsuit to the United States District Court for the Southern District of New York, where the case has been assigned case no. 1:17-cv-05041. On July 14, 2017, we filed a partial answer and counterclaims against Dr. Fischkoff, denying his allegations, and alleging breach of contract and related claims, breach of fiduciary duty, and state and federal trade secret misappropriation and related claims, and sought a temporary restraining order and preliminary injunction against Dr. Fischkoff. On July 18, 2017, the court issued a temporary restraining order against Dr. Fischkoff requiring him to return our materials, prohibiting him from disclosing or using our company materials, and granting expedited discovery. On June 25, 2018, pursuant to a stipulation between the parties, the court entered a permanent injunction prohibiting Dr. Fischkoff from disclosing, possessing, or using any of our proprietary materials or trade secrets. On July 5, 2018, the court entered an order dismissing two of Dr. Fischkoff’s claims against us and Dr. Fardis. On October 18, 2018, Dr. Fischkoff amended his complaint to assert a new claim for defamation arising from SEC filings in which we provided the information about this litigation. On August 4, 2020, the parties agreed in principle to a confidential settlement subject to final negotiation and, accordingly, the court dismissed the litigation without prejudice during such negotiation.

We intend to vigorously defend against Dr. Fischkoff’s lawsuit and pursue our counterclaims if a settlement is not reached after negotiation. Based on the current stage of the litigation, it is not possible to estimate the amount or range of (i) a possible loss that might result from an adverse judgment or settlement of this action, or (ii) the potential recovery that might result from a favorable judgment or a settlement of this action.

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

Risks Related to Our Business

We have a history of operating losses; we expect to continue to incur losses and we may never be profitable.*

We are a clinical-stage biotechnology company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient's own immune system to eradicate cancer. We do not have products approved for commercial sale and have not generated revenue from operations. As of June 30, 2020, we had an accumulated deficit of $703.2 million. In addition, during the six months ended June 30, 2020, we incurred a net loss of $132.6 million. Since our inception we have not generated any revenues from operations. We are preparing for the commercial launch of our products, if approved, in 2021. We do not expect to generate any meaningful product sales or royalty revenues until we have a product approved. We expect to incur significant additional operating losses in the future as we expand our development and clinical trial activities in support of demonstrating the effectiveness of our products.

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

We may need additional financing to fund our operations and complete the development and commercialization of our various product candidates, and if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our product candidates. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

Our operations have consumed substantial amounts of cash since inception. From our inception to June 30, 2020, we have an accumulated deficit of $703.2 million. In addition, our research and development and our operating costs have also been substantial and are expected to increase. In January 2018, we closed an underwritten public offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $162.0 million. In October 2018, we closed an underwritten public offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $236.7 million. In June 2020, we closed an underwritten offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $567.0 million. In addition to our continued spending for our product candidates, we expect to spend approximately $75 million to $85 million over the next three years for equipment and construction costs for our commercial-scale production facility under construction in Philadelphia, Pennsylvania, for which we have latitude as to the timing and amount of expenditures. As of June 30, 2020, we had $777.4 million in cash, cash equivalents and short-term investments ($160.6 million of cash and cash equivalents and $611.3 million in short-term investments and $5.5 million in restricted cash).

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

Subject to various spending levels approved by our Board of Directors, our management will have broad discretion in the use of the net proceeds from our capital raises, including our June 2020, October 2018 and January 2018 public offerings, and may not use them effectively.

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

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to the COVID-19 Pandemic or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. In addition, our clinical trials may be affected by the COVID-19 Pandemic. Clinical site initiation, patient enrollment and patient monitoring may be delayed due to prioritization of hospital resources toward the COVID-19 Pandemic. Some sites may no longer be available to see patients for clinical trials. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Patients may also miss follow-up visits after receiving our therapies during our clinical trials, which may or may not be rectified by future patient visits and which may result in the exclusion of data from such patients from the clinical trial data. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to the virus that causes the COVID-19 Pandemic and adversely impact our clinical trial operations.

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

On April 10, 2017, the SEC issued an administrative order that requires us to cease and desist from committing or causing any violations and any future violations of Sections 5(b), 17(a), and 17(b) of the Securities Act of 1933, as amended, or the Securities Act, and of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The order was entered into as part of our settlement with the SEC in the investigation titled In the Matter of Certain Stock Promotions. The SEC’s investigation, in part, involved the conduct of our former Chief Executive Officer and director, Manish Singh, during the period between September 2013 and April 2014, and the failure by authors of certain articles about our company to disclose that they were compensated by one of our former investor relations firms. The foregoing order may negatively impact our reputation with current and future investors, will disqualify us from effecting private placement transactions in reliance upon any of the exemptions from Securities Act registration afforded by Regulation D, and will limit our ability to make certain communications in future public offerings. As a result, the SEC's order may it more difficult for us to raise capital in future private and public offerings. We currently anticipate that we may have to raise additional capital in the future to fund our future research, development and commercialization efforts. Some of the limitations placed on us as a result of the SEC administrative order relating to ineligibility for statutory safe harbors, including under the Private Securities Litigation Reform Act, and limitations on our communications and status as an ineligible issuer under Rule 405 of the Securities Act, have ended as of April 2020.

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

On December 15, 2017, a purported stockholder derivative complaint was filed by plaintiff Kevin Fong against us, as nominal defendant, and certain of our current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware (case no. 1:17-cv-1806). The complaint alleges breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder arising from the SEC’s investigation in the In the Matter of Certain Stock Promotions matter and our April 10, 2017 settlement thereof, and seeks unspecified damages on behalf of our company and injunctive relief. On March 28, 2018, a purported stockholder derivative complaint was filed by plaintiff Nazeer Khaleeluddin on behalf of our company, against us, as nominal defendant, and certain of our current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware (case no. 1:18-cv-00469). The complaint alleges, among other things, violations of securities law, breach of fiduciary duty, aiding and abetting, waste of corporate assets, and unjust enrichment. The complaint is based on claims arising from the SEC’s investigation in the In the Matter of Certain Stock Promotions investigation and our April 10, 2017 settlement thereof, and seeks unspecified damages on behalf of our company and injunctive relief. On May 1, 2018, the court consolidated this case with the aforementioned purported stockholder derivative case filed by plaintiff Kevin Fong. The consolidated cases are titled In re Iovance Biotherapeutics, Inc. Stockholder Derivative Litigation (lead case no. 17-cv-1806). We agreed to a proposed settlement in this matter on January 28, 2020, which was given preliminary approval by the court on April 24, 2020 and final approval by the court on July 2, 2020. We do not expect to incur any significant costs or expenses in connection with this settlement. The court retains jurisdiction over the parties in the case for the purposes of administration, interpretation, implementation, and enforcement of the settlement, and related matters.

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

●the demand for our product candidates if we obtain regulatory approval;
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

Risks Related to Our Securities

Our officers, directors and principal stockholders own a substantial percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Our officers, directors, and principal stockholders currently beneficially own a substantial portion of our outstanding voting stock. Therefore, these stockholders have the ability and may continue to have the ability to influence our corporate decision making. Given current ownership levels, these stockholders may be able to determine some or all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments to our certificate of incorporation or bylaws, or approval of any merger, sale of assets, or other major corporate transaction. This level of control may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

We may have to raise additional capital in the future. To raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may be lower than the current price per share of our common stock. In addition, investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by investors in prior offerings. Any such issuance could result in substantial dilution to our existing stockholders.

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

As of June 30, 2020, we had 146,434,810 shares of common stock outstanding. In addition, we had 16,272,855 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options and restricted stock units to purchase common stock based on vesting requirements and common stock issuable upon the conversion of preferred stock. The issuance and subsequent sale of the shares underlying these common stock equivalents could depress the trading price of our common stock. On June 10, 2019, our certificate of incorporation was amended to increase the number of authorized shares of our common stock, par value $0.000041666, from 150,000,000 shares to 300,000,000 shares, which was approved by our stockholders at our 2019 Annual Meeting of Stockholders held on June 10, 2019.

In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. For example, in January 2018 and October 2018, we issued 15,000,000 shares and 25,300,000 shares of common stock, respectively, in connection with underwritten public offerings. Further, in June 2020, we issued 19,475,806 shares of common stock in connection with an underwritten public offering, and we may offer additional shares under our automatic shelf registration statement in the future. Future issuances may result in substantial dilution to our existing stockholders and could cause our stock price to decline.

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

Provisions in our amended and restated bylaws could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act. This provision limits the ability of our shareholders to bring claims under the Securities Act in any court other than the United States federal courts, which ultimately may disadvantage our shareholders or be cost prohibitive. Notwithstanding the foregoing, there is uncertainty as to whether a court (other than state courts in the State of Delaware, which have recently upheld the validity of such a provision) would enforce such a provision and whether investors can waive compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, the exclusive forum provision only applies to claims brought under the Securities Act, and does not apply to actions arising under the Exchange Act, which is already subject to federal courts as the exclusive forum.

If a court were to find these provisions of our amended and restated bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, results of operations and financial condition. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

In July 2020, we entered into a Severance Agreement and General Release with Timothy Morris, our former Chief Financial Officer, effective as of July 8, 2020, pursuant to which Mr. Morris received the severance payment described in Section 6.2 of his Executive Employment Agreement effective August 14, 2017.

Item 6.Exhibits

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Bylaws of Iovance Biotherapeutics, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 27, 2020).
10.1#

Iovance Biotherapeutics, Inc. 2020 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 9, 2020).

10.2#

Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 9, 2020).

10.3++	Second Amendment to the Lease Agreement, effective as of June 30, 2020, between Iovance Biotherapeutics, Inc. and 300 Rouse Boulevard, LLC.
10.4**++	Severance Agreement and General Release, effective July 8, 2020, between Iovance Biotherapeutics, Inc. and Timothy Morris.
31.1++	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2++	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1++	Section 1350 Certification of Chief Executive Officer (furnished herewith).
32.2++	Section 1350 Certification of Chief Financial Officer (furnished herewith).
101

The following financial information from the Quarterly Report on Form 10-Q of Iovance Biotherapeutics, Inc. for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019; (2) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019; (3) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2020 and 2019; (4) Condensed Consolidated Statements of Stockholders’ Equity as of June 30, 2020 and December 31, 2019; (5) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2020 and 2019; and (6) Notes to Condensed Consolidated Financial Statements.

**	Certain portions of the Exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
#	Indicates a management contract or compensatory plan or arrangement.
++	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Iovance Biotherapeutics, Inc.

August 6, 2020	By:	/s/ Maria Fardis, Ph.D., M.B.A.
Maria Fardis, Ph.D., M.B.A.
Chief Executive Officer (Principal Executive Officer)

August 6, 2020	By:	/s/ Michael C. Swartzburg
Michael C. Swartzburg
VP, Finance (Interim Principal Financial Officer)