Form 10-Q
period 2020-09-30
IOVANCE BIOTHERAPEUTICS, INC.
filed 2020-11-05
CIK 1425205

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

At October 26, 2020, the issuer had 146,687,334 shares of common stock, par value $0.000041666 per share, outstanding.

IOVANCE BIOTHERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share information)

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$68,310	$13,969
Short-term investments	645,838	293,112
Prepaid expenses and other assets	9,442	9,412
Total Current Assets	723,590	316,493

Property and equipment, net	39,112	8,536
Operating lease right-of-use assets	10,682	10,695
Restricted cash	5,525	5,450
Long-term assets	3,385	3,481
Total Assets	$782,294	$344,655

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$24,794	$15,567
Accrued expenses	32,400	16,265
Operating lease liabilities - current	7,196	7,252
Total Current Liabilities	64,390	39,084

Non-Current Liabilities
Operating lease liabilities – noncurrent	3,711	4,248
Other liabilities	2,352	2,352
Total Non-Current Liabilities	6,063	6,600
Total Liabilities	70,453	45,684

Commitments and contingencies (Note 8 and 9)

Stockholders’ Equity
Series A Convertible Preferred stock, $0.001 par value; 17,000 shares designated, 194 shares issued and outstanding as of September 30, 2020 and December 31, 2019 (aggregate liquidation value of $194)	—	—
Series B Convertible Preferred stock, $0.001 par value; 11,500,000 shares designated, 3,581,119 shares issued and outstanding as of September 30, 2020 and December 31, 2019 (aggregate liquidation value of $17,010)	4	4
Common stock, $0.000041666 par value; 300,000,000 shares authorized, 146,581,624 and 126,411,808 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	6	5
Accumulated other comprehensive income	155	220
Additional paid-in capital	1,473,472	869,354
Accumulated deficit	(761,796)	(570,612)
Total Stockholders’ Equity	711,841	298,971
Total Liabilities and Stockholders’ Equity	$782,294	$344,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited; in thousands, except per share information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues	$—	$—	$—	$—

Costs and expenses
Research and development expenses	43,050	41,582	149,276	111,785
General and administrative expenses	15,916	10,029	44,127	29,977
Total costs and expenses	58,966	51,611	193,403	141,762

Loss from operations	(58,966)	(51,611)	(193,403)	(141,762)
Other income
Interest income, net	395	2,124	2,219	7,774
Net Loss	$(58,571)	$(49,487)	$(191,184)	$(133,988)
Net Loss Per Share of Common Stock, Basic and Diluted	$(0.40)	$(0.40)	$(1.41)	$(1.08)
Weighted Average Shares of Common Stock Outstanding, Basic and Diluted	146,492	124,035	135,457	123,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net Loss	$(58,571)	$(49,487)	$(191,184)	$(133,988)
Other comprehensive (loss) / gain:
Unrealized (loss) / gain on short-term investments	(162)	(133)	(65)	281
Comprehensive Loss	$(58,733)	$(49,620)	$(191,249)	$(133,707)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2020 and 2019

(unaudited; in thousands, except share information)

	Series A		Series B
	Convertible		Convertible				Additional	Accumulated other		Total
	Preferred Sock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance - December 31, 2019	194	$—	3,581,119	$4	126,411,808	$5	$869,354	$220	$(570,612)	$298,971
Stock-based compensation expense							30,655			30,655
Vesting of restricted shares issued for services					13,449	—				—
Tax payments related to shares withheld for vested restricted stock units							(283)			(283)
Common stock issued upon exercise of stock options					680,561	—	6,704			6,704
Unrealized loss on short-term investments								(65)		(65)
Common stock sold in public offering, net of offering costs					19,475,806	1	567,042			567,043
Net loss									(191,184)	(191,184)
Balance - September 30, 2020	194	$—	3,581,119	$4	146,581,624	$6	$1,473,472	$155	$(761,796)	$711,841

Balance - December 31, 2018	194	$—	5,854,845	$6	123,415,576	$5	$838,984	$(42)	$(372,760)	$466,193
Adoption of ASU 2018-07						—	296		(296)	—
Stock-based compensation expense							18,870			18,870
Vesting of restricted shares issued for services					21,738	1	(1)			—
Tax payments related to shares withheld for vested restricted stock units							(193)			(193)
Common stock issued upon exercise of stock options					514,450	—	4,236			4,236
Common stock issued from preferred stock conversion			(2,273,726)	(2)	2,273,726	—	2			—
Unrealized gain on short-term investments								281		281
Cancellation of common stock from settlement of dispute					(32,500)	(1)	(335)			(336)
Net loss									(133,988)	(133,988)
Balance - September 30, 2019	194	$—	3,581,119	$4	126,192,990	$5	$861,859	$239	$(507,044)	$355,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended September 30, 2020 and 2019

(unaudited; in thousands, except share information)

	Series A		Series B
	Convertible		Convertible				Additional	Accumulated other		Total
	Preferred Sock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance - June 30, 2020	194	$—	3,581,119	$4	146,434,810	$6	$1,461,207	$317	$(703,225)	$758,309
Stock-based compensation expense							10,706			10,706
Common stock issued upon exercise of stock options					146,814	—	1,516			1,516
Common stock sold in public offering, net of offering costs							43			43
Unrealized loss on short-term investments								(162)		(162)
Net loss									(58,571)	(58,571)
Balance - September 30, 2020	194	$—	3,581,119	$4	146,581,624	$6	$1,473,472	$155	$(761,796)	$711,841

Balance - June 30, 2019	194	$—	5,854,845	$6	123,820,508	$5	$854,596	$372	$(457,557)	$397,422
Stock-based compensation expense							6,598			6,598
Vesting of restricted shares issued for services					7,206	—	—			—
Tax payments related to shares withheld for vested restricted stock units							(99)			(99)
Common stock issued upon exercise of stock options					91,550	—	762			762
Common stock issued from preferred stock conversion			(2,273,726)	(2)	2,273,726		2			—
Unrealized loss on short-term investments								(133)		(133)
Net loss									(49,487)	(49,487)
Balance - September 30, 2019	194	$—	3,581,119	$4	126,192,990	$5	$861,859	$239	$(507,044)	$355,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(191,184)	$(133,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	30,655	18,870
Noncash lease expense	4,999	4,965
Depreciation and amortization	819	875
Gain on settlement of dispute	—	(336)
Accretion (Amortization) of discounts and premiums on investments	359	(3,035)
Changes in assets and liabilities:
Prepaid expenses, other assets, and long-term assets	66	785
Operating lease liabilities (Right-of-use assets)	(5,579)	(4,314)
Accounts payable	9,168	6,625
Accrued expenses and other liabilities	8,255	4,486
Net cash used in operating activities	(142,442)	(105,067)

Cash Flows from Investing Activities
Maturities of short-term investments	358,493	420,580
Purchase of short-term investments	(711,643)	(353,878)
Purchase of property and equipment	(23,456)	(3,491)
Net cash (used in) provided by investing activities	(376,606)	63,211

Cash Flows from Financing Activities
Tax payments related to shares withheld for vested restricted stock awards	(283)	(193)
Proceeds from the issuance of common stock upon exercise of options	6,704	4,236
Proceeds from the issuance of common stock, net	567,043	—
Net cash provided by financing activities	573,464	4,043
Net increase (decrease) in cash, cash equivalents, and restricted cash	54,416	(37,813)
Cash, Cash Equivalents, and Restricted Cash Beginning of Period	19,419	82,152
Cash, Cash Equivalents, and Restricted Cash End of Period	$73,835	$44,339

Supplemental disclosure of non-cash investing and financing activities:
Unrealized (loss) / gain on short-term investments	$(65)	$281
Acquisitions of property and equipment included in accounts payable and accrued expense	(8,061)	(557)
Conversion of convertible preferred stock to common stock	—	2

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Iovance Biotherapeutics, Inc. (the “Company”, “we”, “us” or “our”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of cell therapies as novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to eradicate cancer cells. Tumor infiltrating lymphocyte (“TIL”) therapy is an autologous cell therapy platform technology that was originally developed by the National Cancer Institute (“NCI”), which conducted initial clinical trials in diseases such as metastatic melanoma and cervical cancer. The Company has developed a new, shorter manufacturing process for TIL therapy known as Generation 2 (“Gen 2”), which yields a cryopreserved TIL product. This proprietary and scalable manufacturing method is being further investigated in multiple indications. The Company’s lead product candidates include lifileucel for metastatic melanoma and metastatic cervical cancer. Lifileucel for metastatic cervical cancer was formerly known as LN-145. In addition to metastatic melanoma and metastatic cervical cancer, the Company is investigating the effectiveness and safety of TIL therapy and peripheral blood lymphocyte therapy for the treatment of squamous cell carcinoma of the head and neck, non-small cell lung cancer, and chronic lymphocytic leukemia through its sponsored trials, as well as in other oncology indications through collaborations. On June 1, 2017, the Company reincorporated from a Nevada corporation to a Delaware corporation.

Basis of Presentation of Unaudited Condensed Consolidated Financial Information

The unaudited condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company's financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2019, was derived from the audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2020. These interim financial statements should be read in conjunction with that report.

Liquidity

The Company is currently developing therapeutics for the treatment of cancer, including solid tumors and hematological malignancies. The Company currently does not have any commercial products and has not yet generated any revenues from its business. The Company currently does not anticipate that it will generate any significant revenues from the sale or licensing of any of its product candidates during the 12 months from the date these financial statements are issued. The Company has incurred a net loss of $191.2 million for the nine months ended September 30, 2020 and used $142.4 million of cash in its operating activities during the nine months ended September 30, 2020. In June 2020, the Company received net proceeds of $567.0 million from the June 2020 Public Offering (as discussed in Note 5). As of September 30, 2020, the Company had $719.7 million in cash, cash equivalents, short-term investments, and restricted cash ($68.3 million of cash and cash equivalents, $645.8 million in short-term investments and $5.5 million in restricted cash).

The Company expects to continue its research and development activities, increase pre-commercial activities and continue the construction of the tenant improvements for its new manufacturing facility, which will increase the amount of cash used during 2020 and beyond. Specifically, the Company expects continued spending on its current and planned clinical trials, continued expansion of manufacturing activities, including construction of a manufacturing facility, higher payroll expenses as the Company increases its professional and scientific staff and continuation of pre-commercial activities. Based on the funds the Company has available as of the date these financial statements are issued, the Company believes that it has sufficient capital to fund its anticipated operating expenses and capital expenditures as planned for at least the next twelve months from the date these financial statements are issued.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents, and Short-term Investments

The Company’s cash and cash equivalents include short-term investments with original maturities of three months or less when purchased. The Company's short-term investments are classified as “available-for-sale.” The Company includes these investments in current assets and carries them at fair value. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income. Any impairment losses related to credit losses (if any) are included in an allowance for credit losses with an offsetting entry to net loss. No impairment losses related to credit losses were recognized for the three and nine months ended September 30, 2020 and 2019. The cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in net interest income in the condensed consolidated statements of operations. Gains and losses on securities sold are recorded based on the specific identification method and are included in net interest income in the condensed consolidated statements of operations. The Company has not incurred any realized gains or losses from sales of securities to date. The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on maturities and concentration by type and issuer, except for securities issued by the U.S. government. Currently the Company invests excess cash only in obligations issued by the U.S. government and U.S. government agencies.

The Company maintains a required minimum balance, currently $5.5 million in a segregated bank account in connection with two letters of credit, one for $5.45 million for the benefit of the landlord for its commercial manufacturing facility used as a security deposit for the lease (See Note 9 - Leases), and a second one for $74,685 for the benefit of a utilities service provider. The total amount is classified as Restricted Cash on the Balance Sheet. The original term of the letter of credit expired on May 28, 2020; however, the term was automatically extended for an additional one-year period on May 28, 2020, and will be automatically extended for additional one-year periods, without written agreement, to May 28 in each succeeding calendar year, through at least 60 days after the lease expiration date. Further, on the expiration of the seventh year of the lease, and each anniversary date thereafter, the letter of credit may be decreased by $1,000,000, with a minimum-security deposit of $1,450,000 maintained through the end of the lease term. The $74,685 letter of credit will expire on February 25, 2021, however, it will be automatically extended, without written agreement, to the expiration date of December 1, 2022. As of September 30, 2020, restricted cash consisted of $5.5 million and this amount has been classified as a non-current asset on the Company’s condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash, reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	September 30,	September 30,
	2020	2019

Cash and cash equivalents	$68,310	$38,889
Restricted cash (included in non-current assets on the condensed consolidated balance sheets)	5,525	5,450
Total cash, cash equivalents and restricted cash	$73,835	$44,339

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

At September 30, 2020 and 2019, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	September 30,
	2020	2019
Stock options	12,768,881	9,494,722
Series A Convertible Preferred Stock*	97,000	97,000
Series B Convertible Preferred Stock*	3,581,119	3,581,119
Restricted stock units	—	34,371
	16,447,000	13,207,212

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

Level 2–These are investments where values are based on quoted market prices in markets that are not active or model derived valuations in which all significant inputs are observable in active markets

The Company does not have fair valued assets classified under Level 2 as of September 30, 2020 and December 31, 2019.

Level 3–These are financial instruments where values are derived from techniques in which one or more significant inputs are unobservable.

The Company does not have fair valued assets classified under Level 3 as of September 30, 2020 and December 31, 2019.

The Company’s financial instruments consist of cash and cash equivalents and short-term investments, all of which are reported at their respective fair value on its condensed consolidated balance sheets.

As of September 30, 2020 and December 31, 2019, financial assets measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of September 30, 2020
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$421,155	$—	$—	$421,155
U.S. government agency securities	224,683	—	—	224,683
Total	$645,838	$—	$—	$645,838

	Assets at Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
US treasury securities	$242,249	$—	$—	$242,249
US government agency securities	50,863	—	—	50,863
Total	$293,112	$—	$—	$293,112

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law, and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act, among other things, includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for business entities include a five-year net operating loss (“NOL”) carrybacks, suspension of annual deduction limitation of 80% taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and technical correction to allow accelerated deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. The Company evaluated the impact of the CARES Act and determined no material tax provision impact for the three and nine months ended September 30, 2020.

Leases

The Company determines if an arrangement includes a lease at inception. Operating leases are included in its condensed consolidated balance sheet as Operating lease right-of-use assets and Operating lease liabilities as of September 30, 2020 and December 31, 2019. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses an estimated incremental borrowing rate that is applicable to the Company based on the information available at the later of the lease commencement date or the date of adoption of Accounting Standard Update (ASU) No. 2016-02 and ASU No. 2018-10, Leases (together “Topic 842”). The operating lease right-of-use assets also include any lease payments made less lease incentives. The Company’s leases may include options to extend or terminate the lease, which is considered in the lease term when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term. The Company has elected not to apply the recognition requirements of Topic 842 for short-term leases.

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

Total stock-based compensation expense related to all of the Company’s stock-based awards was recorded on the statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$5,282	$3,346	$15,065	$8,767
General and administrative	5,424	3,252	15,590	10,103
Total stock-based compensation expenses	$10,706	$6,598	$30,655	$18,870

Total stock-based compensation expenses broken down based on each individual instrument were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock option expenses	$10,706	$6,530	$30,543	$18,668
Restricted stock unit expenses	—	68	112	202
Total stock-based compensation expenses	$10,706	$6,598	$30,655	$18,870

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

Cloud Computing Arrangements

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). The guidance requires a customer in a cloud computing arrangement that is a service contract to follow the internal use software guidance to determine which implementation costs to defer and recognize as an asset. It therefore requires a customer to defer potentially significant implementation costs incurred in a cloud computing arrangement that were often expensed as incurred under the legacy GAAP and recognize them as expense over the term of the hosting arrangement. ASU 2018-15 is effective for fiscal years beginning subsequent to December 15, 2019. The Company adopted this guidance on January 1, 2020. The Company recorded $0.8 million as prepaid expenses and long-term assets on the condensed consolidated balance sheet as of September 30, 2020. The amortization expense recorded for the three and nine months ended September 30, 2020 was de minimis.

Subsequent Event

The Company’s management evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

NOTE 3. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents and short-term investments consist of the following (in thousands):

	September 30,	December 31,
	2020	2019

Cash equivalents - Money market funds	$51,213	$10,049
Cash equivalents total	$51,213	$10,049

Cash equivalents in the tables above exclude cash demand deposits of $17.1 million and $3.9 million as of September 30, 2020 and December 31, 2019, respectively (in thousands).

	September 30,	December 31,
Short-term investments	2020	2019
U.S. treasury securities	$421,155	$242,249
U.S. government agency securities	224,683	50,863
Short-term investments total	$645,838	$293,112

The cost and fair value of cash equivalents and short-term investments at September 30, 2020 and December 31, 2019 were as follows (in thousands):

			Gross	Gross
		Accretion	Unrealized	Unrealized
As of September 30, 2020	Cost	(Amortization)	Gains	Losses	Fair Value
U.S. treasury securities	$421,372	$(322)	$105	$—	$421,155
U.S. government agency securities	224,757	(124)	50	—	224,683
Total	$646,129	$(446)	$155	$—	$645,838

			Gross	Gross
			Unrealized	Unrealized
As of December 31, 2019	Cost	Accretion	Gains	Losses	Fair Value
U.S. treasury securities	$241,709	$364	$179	$(3)	$242,249
U.S. government agency securities	50,712	107	44	—	50,863
Total	$292,421	$471	$223	$(3)	$293,112

Upon adoption of Topic 326 on January 1, 2020, the Company is required to assess and estimate CECL on AFS debt securities only when the fair value is below the amortized cost of the asset and is no longer based on an impairment being “other-than-temporary”. The credit-related losses are required to be recognized through the statements of operations and non-credit related losses are reported in other comprehensive income. For the three and nine months ended September 30, 2020, no CECL was recognized in the condensed consolidated statement of operations and all unrealized gains and losses are included in accumulated other comprehensive income. All short-term investments held by the Company as of September 30, 2020 and December 31, 2019 have a maturity of less than one year.

NOTE 4. BALANCE SHEET COMPONENTS

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Clinical related	$10,674	$4,692
Accrued payroll and employee related expenses	7,866	6,866
Commercial manufacturing facility related	7,693	17
Manufacturing related	2,319	2,184
Legal and related services	1,534	866
Accrued other	2,314	1,640
	$32,400	$16,265

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

Public Offerings

In June 2020, the Company closed an underwritten public offering of 16,935,484 shares of the Company’s common stock at a public offering price of $31.00 per share, before underwriting discounts, which included 2,540,322 shares issued upon the exercise in full by the underwriter of its option to purchase additional shares at the public offering price less the underwriting discount (the "June 2020 Public Offering"). The gross proceeds from the offering, before deducting the underwriting discounts and commissions and other offering expenses payable by the Company, were $603.7 million, with net proceeds to the Company of $567.0 million.

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

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock. At September 30, 2020, 17,000 shares were designated as Series A Convertible Preferred Stock (“Series A Convertible Preferred Stock”) and 11,500,000 shares were designated as Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock”).

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

No Shares of Series A Convertible Preferred Stock were converted during the nine months ended September 30, 2020 or 2019. At September 30, 2020 and December 31, 2019, 194 shares of Series A Convertible Preferred Stock (that are convertible into 97,000 shares of common stock) remained outstanding.

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

No shares of Series B Convertible Preferred Stock were converted during the nine months ended September 30, 2020 and 2019. At September 30, 2020 and December 31, 2019, 3,581,119 shares of Series B Preferred Stock (that are convertible into 3,581,119 shares of common stock) remained outstanding.

Cancellation of Common Stock

On September 30, 2013, the Company and a third party entered into an agreement under which the Company issued 50,000 shares of unregistered stock in the Company to the third party. On January 16, 2019, the two parties entered into a confidential settlement agreement in connection with a dispute related to their prior relationship and activities. As part of the settlement, the third party returned 32,500 shares of common stock to the Company for cancellation and retained the remaining 17,500 shares. The Company included a gain of $335,000 on cancellation of 32,500 shares in Other income in its condensed consolidated statement of operations for the nine months ended September 30, 2019.

NOTE 6. STOCK BASED COMPENSATION

Stock Plans

On October 14, 2011, the Company’s Board of Directors (the “Board”) adopted the 2011 Equity Incentive Plan (the “2011 Plan”). Employees, directors, consultants and advisors of the Company are eligible to participate in the 2011 Plan. The 2011 Plan initially had 180,000 shares of common stock reserved for issuance in the form of incentive stock options, non-qualified options, common stock, and grant appreciation rights. The 2011 Plan was not approved by the Company’s stockholders within the required one-year period following its adoption and, accordingly, no incentive stock options can be granted under the 2011 Plan. In August 2013, the Board and a majority of the Company’s stockholders approved an amendment to increase the number of shares available under the 2011 Plan from 180,000 shares to 1,700,000 shares, and an amendment to increase the number options or other awards that can be granted to any one person during a twelve (12) month period from 50,000 shares to 300,000 shares. The foregoing amendment to the 2011 Plan became effective in September 2013. On August 20, 2014, the Board amended the 2011 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2011 Plan from 1,700,000 to 1,900,000 shares, effective immediately. At September 30, 2020, 11,240 shares were available for future grant under the 2011 Plan.

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

On August 16, 2016, the Company’s stockholders approved an increase in the total number of shares that can be issued under the 2014 Plan to 9,000,000 shares of the Company’s common stock. At September 30, 2020, 15,746 shares were available for grant under the Company’s 2014 Plan.

On April 22, 2018, the Board adopted the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan was approved by the Company’s stockholders at the annual meeting of stockholders held in June 2018. The 2018 Plan as approved by the stockholders authorized the issuance up to an aggregate of 6,000,000 shares of common stock reserved for issuance in the form of incentive (qualified) stock options, non-qualified options, common stock, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards or any combination of the foregoing. On June 8, 2020, the Company's stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2018 Plan from 6,000,000 to 14,000,000 shares, which became effective immediately. At September 30, 2020, 7,641,416 shares of common stock were available for grant under the Company’s 2018 Plan.

Restricted Stock Units

On June 1, 2016, the Company entered into an RSU agreement with the Company’s new Chief Executive Officer, Maria Fardis, Ph.D., M.B.A., pursuant to which the Company granted Dr. Fardis 550,000 non-transferrable RSUs at a fair market value price of $5.87 per share as an inducement to her employment pursuant to the exception to The Nasdaq Global Market rules that generally require stockholder approval of equity incentive plans. The 550,000 RSUs vested in installments as follows: (i) 137,500 restricted stock units vested upon the first anniversary of the effective date of Dr. Fardis’ employment agreement; (ii) 275,000 restricted stock units vested upon the satisfaction of certain clinical trial milestones; and (iii) 137,500 restricted stock units vested in equal monthly installments over the 36-month period following the first anniversary of the effective date of Dr. Fardis’ employment, such that the RSUs were fully vested as of June 1, 2020. At September 30, 2020, the Company had no RSUs outstanding.

Stock-based compensation expense for RSUs are measured based on the closing fair market value of the Company’s common stock on the date of grant. The stock-based compensation expenses relating to RSUs were zero and $0.07 million for the three months ended September 30, 2020 and 2019, respectively, and $0.1 million and $0.2 million for the nine months ended September 30, 2020 and 2019, respectively, recorded as part of general and administrative expenses.

Employee Stock Purchase Plan

In June 2020, the Company adopted the 2020 Employee Stock Purchase Plan (the "2020 ESPP") upon its approval by the Company's shareholders at its Annual Stockholders Meeting on June 8, 2020. The Company reserved 500,000 shares of its common stock for issuance under the 2020 ESPP. As of September 30, 2020, no shares were issued under the 2020 ESPP and there was no unrecognized compensation cost related to the 2020 ESPP.

Stock Options

A summary of the status of stock options at September 30, 2020, and the changes during the nine months then ended, is presented in the following table:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contract	Value
	Options	Price	Life	(in thousands)
Outstanding at December 31, 2019	9,494,712	$12.00
Granted	4,531,651	26.41
Exercised	(680,561)	9.85
Expired/Forfeited	(576,921)	16.18
Outstanding at September 30, 2020	12,768,881	$17.04	7.95	$203,957

Options exercisable at September 30, 2020	6,123,984	$11.08	6.69	$134,353

The Company recorded stock-based compensation expenses related to stock options of $10.7 million and $6.5 million for the three months ended September 30, 2020 and 2019 respectively, and $30.5 million and $18.7 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there was $78.4 million of total unrecognized compensation expense related to the options to be recognized over a weighted average period of 2.0 years.

The weighted average grant date fair value for employee options granted under the Company’s stock option plans during the nine months ended September 30, 2020 and 2019 was $16.37 and $8.90 per option, respectively.

The aggregate intrinsic value in the table above reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended September 30, 2020 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2020. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

The following table summarizes the assumptions relating to options granted pursuant to the Company’s equity incentive plans for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
Assumptions:	2020	2019
Expected term (years)	5.18 - 6.19	6.06 – 6.08
Expected volatility	69.99% - 70.96%	70.78% - 71.62%
Risk-free interest rate	0.29% - 1.83%	1.87% - 2.59%
Expected dividend yield	0%	0%

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

Pursuant to the terms of the CRADA, as amended, the Company is required to make quarterly payments of $0.5 million to the NCI for support of research activities. To the extent the Company licenses patent rights relating to a TIL-based product candidate, the Company will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, the Company may be required to supply certain test articles, including TIL, grown and processed under cGMP conditions, suitable for use in clinical trials, where the Company holds the investigational new drug application for such clinical trial. The extended CRADA has a five-year term expiring in August 2021. The Company or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. The Company recorded costs associated with the CRADA of $0.5 million for the three months ended September 30, 2020 and 2019, and $1.5 million for the nine months ended September 30, 2020 and 2019 as research and development expenses.

Patent License Agreement Related to the Development and Manufacture of TIL

Effective October 5, 2011, the Company entered into an Exclusive Patent License Agreement (the “Patent License Agreement”) with the NIH, an agency of the United States Public Health Service within the Department of Health and Human Services (NIH), which was subsequently amended on February 9, 2015 and October 2, 2015. Pursuant to the Patent License Agreement, as amended, the NIH granted the Company licenses, including exclusive, co-exclusive, and non-exclusive licenses, to certain technologies relating to autologous tumor infiltrating lymphocyte adoptive cell therapy products for the treatment of metastatic melanoma, lung, breast, bladder and HPV-positive cancers. The Patent License Agreement requires the Company to pay royalties based on a percentage of net sales (which percentage is in the mid-single digits), a percentage of revenues from sublicensing arrangements, and lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications and other direct costs incurred by the NIH pursuant to the agreement. The Company anticipates making a milestone payment in conjunction with the submission of a Biologics License Application for any of its product candidates covered by the Patent License Agreement.

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

H. Lee Moffitt Cancer Center

Research Collaboration and Clinical Grant Agreements with Moffitt

In December 2016, the Company entered into a new three-year Sponsored Research Agreement with H. Lee Moffitt Cancer Center (“Moffitt"), which expired in December 2019. In June 2020, the Company entered into a new Sponsored Research Agreement with Moffitt, with a term that ends either upon completion of the research thereunder or on July 1, 2022, whichever is sooner, and under which immaterial payments will be made to Moffitt in connection with the research services thereunder. At the same time, the Company entered into a clinical grant agreement with Moffitt to support an ongoing clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with metastatic melanoma. In June 2017, the Company entered into a second clinical grant agreement with Moffitt to support a new clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with non-small cell lung cancer, under which the Company obtained a non-exclusive, royalty-free license to any new Moffitt inventions made in the performance of the agreement. Under both clinical grant agreements with Moffit, the Company has non-exclusive rights to clinical data arising from the respective clinical trials. The Company recorded research and development costs of $0.1 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and $0.5 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively, in connection with the research collaboration and clinical grant agreements with Moffitt.

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

Pursuant to the First Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million. A patent issuance fee will also be payable under the First Moffitt License, upon the issuance of the first U.S. patent covering the subject technology. In addition, the Company agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales (which percentage is in the low single digits) and sublicensing payments, as applicable, and annual minimum royalties beginning with the first sale of products based on the licensed technologies, which minimum royalties will be credited against the percentage royalty payments otherwise payable in that year. The Company will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the First Moffitt License related to the treatment of any cancers in the United States, Europe and Japan and in other countries designated by the Company in agreement with Moffitt. No expenses were recorded for the First Moffitt License for the three and nine months ended September 30, 2020 and 2019.

The Company entered into a license agreement with Moffitt effective as of May 7, 2018 (the “Second Moffitt License”), under which the Company received a license to Moffitt’s rights to patent-pending technologies related to the use of 4-1BB agonists in conjunction with TIL manufacturing processes and therapies. Pursuant to the Second Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million in 2018. An annual license maintenance fee will be also payable commencing on the first anniversary of the effective date. In addition, the Company agreed to pay an annual commercial use payment for each indication for which a first sale has occurred, which in the aggregate amounts to up to $0.4 million a year. The Company recorded a de minimis amount and $0.01 million for the three months ended September 30, 2020 and 2019, respectively, and a de minimis amount and $0.02 million for the nine months ended September 30, 2020 and 2019, respectively, as research and development expenses in connection with the Second Moffit License.

M.D. Anderson Cancer Center

Strategic Alliance Agreement

On April 17, 2017, the Company entered into a Strategic Alliance Agreement (the “SAA”) with M.D. Anderson Cancer Center (“MDACC”) under which the Company and MDACC agreed to conduct clinical and preclinical research studies. The Company agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA. In return, the Company acquired all rights to inventions resulting from the studies and has been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of MDACC reasonably necessary to exploit, including the commercialization thereof. The Company has also been granted certain rights in clinical data generated by MDACC outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt by the Company of all deliverables due from MDACC thereunder. In May 2017, the Company made a prepayment of $1.4 million under this agreement. In light of the COVID-19 Pandemic, MDACC has temporarily suspended their research programs and decommissioned their research labs, and as a result, enrollment in the Company’s MDACC-sponsored studies under the SAA was temporarily paused, but has recently been partially restarted. The Company recorded $0.3 million and $0.7 million associated with the MDACC SAA for the three months ended September 30, 2020 and 2019, respectively, and $0.5 million and $2.3 million for the nine months ended September 30, 2020 and 2019, respectively as research and development expenses.

WuXi Apptech, Inc. (WuXi)

In November 2016, the Company entered into a three-year manufacturing and services agreement (“MSA”) with WuXi AppTech, Inc. (“WuXi”) pursuant to which WuXi agreed to provide manufacturing and other services, which has since been amended and assigned to our subsidiary Iovance Biotherapeutics Manufacturing LLC. Under the agreement, the Company entered into two statements of work for two cGMP manufacturing suites to be established and operated by WuXi for the Company, both of the suites are expected to be capable of being used for the commercial manufacture of its products. The statement of work for the first suite was amended in 2019 and September 2020, and the second suite was amended in 2019. The statements of work for facility include a fixed component to reserve a dedicated suite and a trained work force, and a variable component, mainly materials and testing used during the manufacturing processes. Both statements of work provide for adjustments to the targeted production capacity levels and the corresponding fixed quarterly fees upon written notice from the Company of 30 days and 90 days for the first and second dedicated suites, respectively. The quarterly fixed fees payable for each of the dedicated manufacturing suites ranges from $0.6 million to $2.7 million depending on the production capacity level targeted. The terms of the related statements of work for the first and second dedicated manufacturing suites currently extend to August 2022 and June 2021, respectively. The Company recorded costs associated with agreements with WuXi of $2.8 million and $9.2 million for the three months ended September 30, 2020 and 2019 respectively, and $16.2 million and $20 million for the nine months ended September 30, 2020 and 2019, respectively, as research and development expenses.

Cellectis S.A. (Cellectis)

On January 12, 2020, the Company entered into a research collaboration and exclusive worldwide license agreement whereby the Company will license gene-editing technology from Cellectis S.A. ("Cellectis"), a clinical-stage biopharmaceutical company, in order to develop TIL therapies that have been genetically edited. Financial terms of the license include development, regulatory and sales milestone payments from the Company to Cellectis, as well as royalty payments based on net sales of TALEN-modified TIL products. The Company recorded costs associated with the license agreement from Cellectis of $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively.

Novartis Pharma AG (Novartis)

On January 12, 2020, the Company obtained a license from Novartis Pharma AG (“Novartis”) to develop and commercialize an antibody cytokine engrafted protein, which the Company refers to as IOV-3001. Under the agreement, the Company has paid an upfront payment to Novartis and may pay future milestones related to initiation of patient dosing in various phases of clinical development for IOV-3001 and approval of the product in the U.S, EU and Japan. Novartis is also entitled to low-to-mid single digit royalties from commercial sales of the product. The Company recorded costs associated with the license agreement from Novartis of $ 10.0 million as research and development expenses for the three months ended March 31, 2020. The Company did not record any expenses after March 31, 2020 through September 30, 2020.

NOTE 8. LEGAL PROCEEDINGS

Derivative Lawsuits. On December 15, 2017, a purported stockholder derivative complaint was filed by plaintiff Kevin Fong against the Company, as nominal defendant, and certain of its current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware (case no. 1:17-cv-1806). The complaint alleges breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder arising from the SEC’s investigation in the In the Matter of Certain Stock Promotions investigation and its April 10, 2017 settlement thereof, and seeks unspecified damages on behalf of the Company and injunctive relief. On March 28, 2018, a purported stockholder derivative complaint was filed by plaintiff Nazeer Khaleeluddin on behalf of the Company, against the Company, as nominal defendant, and certain of the Company’s current and former officers and directors, and others, as defendants, in the U.S. District Court for the District of Delaware (case no. 1:18-cv-00469). The complaint alleges, among other things, violations of securities law, breach of fiduciary duty, aiding and abetting, waste of corporate assets, and unjust enrichment. The complaint is based on claims arising from the SEC’s investigation in the In the Matter of Certain Stock Promotions investigation and the Company’s April 10, 2017 settlement thereof, and seeks unspecified damages on behalf of the Company and injunctive relief. On May 1, 2018, the court consolidated this case with the aforementioned purported stockholder derivative case filed by plaintiff Kevin Fong. The consolidated case is titled In re Iovance Biotherapeutics, Inc. Stockholder Derivative Litigation (lead case no. 17-cv-1806). On January 28, 2020, the parties reached a proposed settlement. On April 24, 2020, the court granted preliminary approval for the proposed settlement. The terms of the settlement were disseminated to shareholders as part of the notice process on May 8, 2020. On July 2, 2020, the court granted final approval for the settlement. The Company has not incurred any significant costs or expenses in connection with this settlement.

Solomon Capital, LLC. On April 8, 2016, a lawsuit (“the First Solomon Suit”) titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Lion Biotechnologies, Inc. was filed by Solomon Capital, LLC, Solomon Capital 401(k) Trust, Solomon Sharbat and Shelhav Raff (“Solomon Plaintiffs”) against the Company in the Supreme Court of the State of New York, County of New York (index no. 651881/2016). The Solomon Plaintiffs allege that, between June and November 2012, they provided to the Company $0.1 million and that they advanced and paid on behalf of the Company an additional $0.2 million. The complaint further alleges that the Company agreed to (i) provide them with promissory notes totaling $0.2 million, plus interest, (ii) issue a total of 1,110 shares to the Solomon Plaintiffs (after the 1-for-100 reverse split of the Company’s common stock effected in March 2013) (the “Equity Claim”), and (iii) allow the Solomon Plaintiffs to convert the foregoing funds into its securities in the next financing of the Company on the same terms offered to other investors, which Solomon Plaintiffs allege, should have given them the right to convert their advances and payments into shares of the Company’s common stock in the restructuring that took effect in May 2013. Based on the foregoing, the Solomon Plaintiffs allege causes for breach of contract and unjust enrichment and demand judgment against the Company in an unspecified amount exceeding $1.5 million, plus interest. On June 3, 2016, the Company filed an answer and counterclaims in the lawsuit. The Company has asserted counterclaims for fraudulent inducement, fraudulent misrepresentation, fraudulent concealment, breach of fiduciary duty, and breach of contract, alleging principally that the counterclaim defendants misrepresented their qualifications and failed to disclose that Solomon Sharbat was the subject of an investigation by the Financial Industry Regulatory Authority (“FINRA”) that resulted in the loss of his FINRA license. In its counterclaims, the Company is seeking damages in an amount exceeding $0.5 million and an order rescinding any and all agreements that the plaintiffs contend entitled them to obtain shares of Company stock. On May 12, 2020, the court granted the Company’s motion for summary judgment limiting the Solomon Plaintiffs’ damages for the Equity Claim to $47,420. The Solomon Plaintiffs filed a notice of appeal of this summary judgment on June 9, 2020. On July 2, 2020, the court granted the Company’s motion to dismiss the First Solomon Suit for want of prosecution. On July 31, 2020, the Solomon Plaintiffs, through new counsel, filed a motion for reconsideration of the dismissal of the First Solomon Suit for want of prosecution. On August 11, 2020, the Company filed an opposition brief against the Solomon Plaintiffs’ motion for reconsideration. On August 17, 2020, the Solomon Plaintiffs filed a reply brief in support of their motion for reconsideration. On September 2, 2020, the Solomon Plaintiffs filed a notice of appeal of the dismissal for want of prosecution.

On September 27, 2019, the Solomon Plaintiffs filed a new lawsuit (through new legal counsel) (“the Second Solomon Suit”) titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Iovance Biotherapeutics, Inc., f/k/a/ Lion Biotechnologies Inc. f/k/a/ Genesis Biopharma Inc., and Manish Singh in the Supreme Court of the State of New York, County of New York (index no. 655668/2019). In the Second Solomon Suit, the Solomon Plaintiffs allege that they are third party beneficiaries of a “finder’s fee agreement” that prior management entered into with a third party unlicensed entity in 2012 in connection with seeking financing, that an agreement or understanding existed between the Company and the plaintiffs that the plaintiffs would be paid fees and commissions (in cash and stock) if they obtained financing for the Company, and that they directly and indirectly introduced investors to the Company who invested in the Company, or were willing to invest in the Company. Finally, the Solomon Plaintiffs allege that they were promised a license to use the Company’s technology in Israel. The plaintiffs claim that the Company breached the foregoing understandings, promises and agreements and, as a result, they are entitled to certain damages. The Solomon Plaintiffs also allege that Manish Singh, the Company’s former Chief Executive Officer, committed fraud and took shares belonging to them. On February 18, 2020, the Company filed a removal petition and removed the Second Solomon Suit to the United States District Court for the Southern District of New York, where the case has been assigned case no. 1:20-cv-1391. The Company has not yet responded to the complaint in the Second Solomon Suit. On May 22, 2020, the Company moved to dismiss the Second Solomon Suit for lack of personal jurisdiction. On July 17, 2020, the Solomon Plaintiffs filed an opposition brief against the Company’s motion to dismiss for lack of personal jurisdiction. On August 7, 2020, the Company filed a reply brief in support of the Company’s motion to dismiss for lack of personal jurisdiction.

The Company intends to vigorously defend these complaints and pursue its counterclaims, as applicable. At the current stage of the litigation, in both the First Solomon Suit and the Second Solomon Suit, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.

Litigation Involving Dr. Steven Fischkoff. On June 13, 2017, in an action titled Steven Fischkoff v. Lion Biotechnologies, Inc. and Maria Fardis, Dr. Steven Fischkoff, the Company’s former Vice President and Chief Medical Officer, filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York. Dr. Fischkoff was dismissed by the Company on March 28, 2017. Dr. Fischkoff was terminated “for cause” as that term is defined in his employment agreement. In his complaint, Dr. Fischkoff alleges breaches of his employment agreement and violation of New York Labor Law for failure to pay monies purportedly owed to him, and seeks to recover amounts including severance pay and retention bonus (totaling $300,000), a prorated incentive bonus, and amounts relating to unvested options to 150,000 shares of the Company’s common stock, together with prejudgment interest, costs, expenses and attorneys’ fees. On July 5, 2017, the Company filed a removal petition and removed the lawsuit to the United States District Court for the Southern District of New York, where the case has been assigned case no. 1:17-cv-05041. On July 14, 2017, the Company filed a partial answer and counterclaims against Dr. Fischkoff, denying his allegations, and alleging breach of contract and related claims, breach of fiduciary duty, and state and federal trade secret misappropriation and related claims, and sought a temporary restraining order and preliminary injunction against Dr. Fischkoff. On July 18, 2017, the court issued a temporary restraining order against Dr. Fischkoff requiring him to return the Company’s materials, prohibiting him from disclosing or using the Company’s materials, and granting expedited discovery. On June 25, 2018, pursuant to a stipulation between the parties, the court entered a permanent injunction prohibiting Dr. Fischkoff from disclosing, possessing, or using any of the Company’s proprietary materials or trade secrets. On July 5, 2018, the court entered an order dismissing two of Dr. Fischkoff’s claims against the Company and Dr. Fardis. On October 18, 2018, Dr. Fischkoff amended his complaint to assert a new claim for defamation arising from SEC filings in which the Company provided the information about this litigation. On September 23, 2020, the parties reached a confidential settlement in this matter, and on October 13, 2020, the court approved a stipulation of dismissal with prejudice filed by the parties.

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

New York Lease

The Company leased office space in New York for a monthly rental of approximately $18,000 a month from January 2017 through July 2017. On June 5, 2017, the Company entered into an agreement whereby the Company will lease office space from

August 1, 2017 to July 31, 2018, for approximately $9,000 a month. On April 20, 2018, the Company entered into an agreement to extend the lease term to January 31, 2019 for approximately $7,000 a month. On November 2, 2018, the Company entered into an agreement to extend the lease term to July 31, 2019 for approximately $4,000 a month. On May 1, 2019, the Company entered into an agreement to extend the lease term to January 31, 2020 for approximately $4,000 a month. On October 24, 2019, the Company entered into an agreement to extend the lease term to April 30, 2020 for approximately $4,000 a month. On January 23, 2020, the Company entered into an agreement to extend the lease term to July 31, 2020 for approximately $4,000 a month. On May 24, 2020, the Company entered into an agreement to extend the lease term to October 31, 2020 for approximately $4,000 a month. On September 1, 2020, the Company entered into an agreement to extend the lease term to January 31, 2021, for approximately $4,000 a month.

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

Commercial Manufacturing Facility Agreement

On May 28, 2019, the Company entered into a lease agreement with 300 Rouse Boulevard, LLC (the “Commercial Manufacturing Facility Lease”) for a build-to-suit commercial manufacturing facility, laboratories, and offices located in Philadelphia, Pennsylvania. Under the Commercial Manufacturing Facility Lease, the Company will lease approximately 136,000 rentable square feet of space in a building to be located at 300 Rouse Boulevard, Philadelphia, Pennsylvania (the “Premises”). The commercial manufacturing facility is expected to be constructed in two phases: Phase I-A, the construction of the commercial manufacturing facility, with approximately 66,000 rentable square feet of space; and Phase I-B, the construction of offices and laboratories, with approximately 70,000 rentable square feet of space. The Commercial Manufacturing Facility Lease is for a term of 242 months, commencing on the earlier of (i) the date on which the Company occupies any portion of the Premises for the normal operation of its business or (ii) the date that is the later of (A) one hundred sixty (160) days after the Phase I-A substantial completion date, July 16, 2020, or (B) the Phase I-B Substantial Completion Date (the “Commencement Date”). The Commencement Date shall be extended by one day for each day of landlord delay, net of any tenant delay, as defined in the Lease. The Commercial Manufacturing Facility Lease includes an option to extend the term of the lease, exercisable under certain conditions as described in the Commercial Manufacturing Facility Lease, such that the overall term, when added to the initial term, shall be 359 months, by giving the landlord prior written notice thereof at least 18 months in advance of the expiration date.

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

The balance sheet classification of the Company’s right-of-use asset and lease liabilities was as follows:

	September 30, 2020	December 31, 2019

Operating lease right-of-use assets	$10,682	$10,695
Operating lease liabilities
Current portion included in current liabilities	7,196	7,252
long-term portion included in non-current liabilities	3,711	4,248
Total Operating lease liabilities	$10,907	$11,500

The following table summarizes components of lease expenses, which were included in Total expenses in the Company’s condensed consolidated statement of operations, and other information related to our operating leases as follows (in thousands except weighted-average remaining lease terms and discount rates):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Operating lease cost	$1,652	$2,214	$5,361	$5,489
Variable lease cost	1,702	1,967	4,333	3,908
Short-term lease cost	26	14	57	51
Total lease cost	$3,380	$4,195	$9,751	$9,448

Other information

Cash paid for amounts included in the measurement of lease liabilities included in Operating cashflows	$1,893	$2,463	$5,995	$5,861
Increase in right-of-use assets from the adoption of Topic 842	$—	$—	$—	$10,380
Right-of-use assets obtained from entering new leases	$4,667	$3,426	$4,667	$4,092
Increase in right-of-use assets from lease modifications	$206	$1,056	$534	$4,698
Weighted-average remaining lease terms (years)			1.71	1.74
Weighted-average discount rates			7.5%	7.9%

Variable lease cost is determined based on performance or usage in accordance with the contractual agreements, and not based on an index or rate.

As of September 30, 2020, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

		CMO
	Facility	embedded
	leases	leases	Total
2020	$388	$1,813	$2,201
2021	967	5,675	6,642
2022	338	1,680	2,018
2023	265	—	265
2024	273	—	273
Thereafter	115	—	115
Total lease payments	$2,346	$9,168	$11,514
Less: Present value adjustment	(144)	(463)	(607)
Operating lease liabilities	$2,202	$8,705	$10,907

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of Topic 842. As of September 30, 2020, the weighted average remaining lease term is 1.71 years and the weighted average discount rate used to determine the operating lease liabilities was 7.5%. As of September 30, 2020, the Company has a finance lease for the commercial manufacturing facility that has not yet commenced. This finance lease will commence in December 2020 with a lease term of 20 years.

NOTE 10. CLOUD COMPUTING ARRANGEMENTS

The Company defers implementation costs incurred in cloud computing arrangements in accordance with ASC 2018-15 and amortizes it over the noncancelable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the Company or (2) for which exercises, of the renewal option is controlled by the cloud service provider. Costs incurred during the application development stage that are directly attributable to developing or obtaining software for internal use are defined as implementation costs and capitalized. Costs incurred during operation and post-implementation stages are charged to expense. As of September 30, 2020, the Company capitalized $0.8 million and included in prepaid expenses and long-term assets in its condensed consolidated balance sheet. The amortization expense recognized for the three and nine months ended September 30, 2020 was de minimis.

NOTE 11. RELATED PARTY TRANSACTIONS

On September 14, 2017, the Company entered into a three-year consulting agreement with Iain Dukes, D. Phil, the Chairman of the Board. As compensation for his consulting services, the Company granted Dr. Dukes a stock option to purchase up to 150,000 shares of the Company’s common stock, at an exercise price of $7.30 per share. Under the consulting agreement, Dr. Dukes agreed to provide the Company with services regarding business development opportunities, licensing transactions and technology acquisitions by the Company, and any such strategic initiatives appropriate for the Company that Dr. Dukes may identify. The granted stock options vest in 12 quarterly installments (with 1/12th of the option shares having vested on the date of grant). The vesting of the granted stock options will accelerate, and the entire award will become fully vested upon the closing of a significant licensing transaction, a material product acquisition, a material strategic transaction, or upon a change of control transaction. The Company recognized zero and $0.1 million in stock-based compensation expense related to this consulting agreement during the three months ended September 30, 2020 and 2019, respectively, and $0.2 million and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively. In addition, in connection with the adoption of ASC 2018-07, the Company recognized $0.3 million to retained earnings as of January 1, 2019.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The management’s discussion and analysis of financial condition as of September 30, 2020 and results of operations for the three and nine months ended September 30, 2020, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2019 which was filed with the Securities and Exchange Commission, or SEC, on February 25, 2020. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Business” section of our Annual Report on Form 10-K and elsewhere in this and other reports we file with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Iovance,” “we,” “us” and “our” refer to Iovance Biotherapeutics, Inc. and our subsidiaries.

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of cell therapies as novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to eradicate cancer cells. Tumor infiltrating lymphocyte, or TIL, therapy is an autologous cell therapy platform technology that was originally developed by the National Cancer Institute, or NCI, which conducted initial clinical trials in diseases such as metastatic melanoma and cervical cancer. We have developed a new, shorter manufacturing process for TIL known as Generation 2, or Gen 2, which yields a cryopreserved TIL product. This proprietary and scalable manufacturing method is being further investigated in multiple indications. Our lead product candidates include lifileucel for metastatic melanoma and metastatic cervical cancer. Lifileucel for metastatic cervical cancer was formerly known as LN-145. In addition to metastatic melanoma and metastatic cervical cancer, we are investigating the effectiveness and safety of TIL for the treatment of squamous cell carcinoma of the head and neck, non-small cell lung cancer, and peripheral blood lymphocyte, or PBL, therapy for chronic lymphocytic leukemia through our sponsored trials, as well as in other oncology indications through collaborations.

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

Enrollment in pivotal Cohort 4 in the C-144-01 trial commenced in March 2019 and patient dosing was completed in January 2020. A total of 89 patients were dosed in Cohort 4. Initial results from the pivotal Cohort 4 are available for 68 patients with two radiological assessments, as determined by investigator. Lifileucel shows a 32.4% ORR, including 1 complete response and 21 partial responses, 2 of which are yet to be confirmed with follow up visits, and a DCR of 72.1% as of the data cut off of March 16, 2020, corresponding to 5.3 months of median study follow up. This data is highly consistent with the Cohort 2 data read out at a similar median duration of study follow up. The ORR of Cohort 2 at a median study follow up of 6 months was 33%. In October 2020, after a Type B meeting with the FDA, we announced that we had delayed our BLA submission for lifileucel in metastatic melanoma until a date now expected to occur in 2021 as a result of FDA feedback, in order to allow us to simultaneously refine existing and develop new potency assays. At the same time, we also announced that we had reached agreement with the FDA on the duration of follow up for Cohort 4 to support our BLA submission for lifileucel in the treatment of metastatic melanoma.

We are also conducting a Phase 2 clinical trial, C-145-04, which is a multicenter pivotal trial that will assess the safety and efficacy of lifileucel for the treatment of patients with recurrent, metastatic or persistent cervical cancer. In February 2019, lifileucel received Fast Track designation from the FDA for development in the treatment of cervical cancer with disease progression on or after chemotherapy. In March 2019, the protocol for this trial was amended to modify the primary endpoint of ORR to be determined by IRC. In May 2019, lifileucel received Breakthrough Therapy designation, or BTD, from the FDA for the development in the treatment of cervical cancer. Updated results from the C-145-04 clinical trial were reported at the ASCO annual meeting on June 1, 2019. In 27 patients with metastatic cervical cancer, treatment with lifileucel resulted in an ORR of 44%. At the time of the study data cut, there were 3 complete responses and 9 partial responses. The DCR was 85%. Patients were heavily pretreated and had a mean of 2.4 prior therapies. The DOR had not been reached. The adverse event profile was generally consistent with the underlying advanced disease and the profile of the lymphodepletion and IL-2 regimens. Based on an EOP2 meeting held with the FDA in June 2019, we believe that results from the C-145-04 clinical trial may be sufficient to support registration of lifileucel for the treatment of patients with metastatic cervical cancer. In accordance with the FDA’s recommendations, the protocol was amended to further define the patient population. In November 2019, in order to position lifileucel for potential future use in broader lines of therapy in cervical cancer, we have further amended the C-145-04 trial to collect additional data on early-line patients as well as late-line patients by adding additional cohorts, in anticipation of a changing landscape in this indication, including Cohort 2 for patients that had previously received anti-PD-1 therapy. These additional cohorts also allow access to TIL therapy when the pivotal Cohort 1 is completed and we believe may support expanded access to lifileucel. Cohort 2 of the C-145-04 trial continues and is expected to complete enrollment during the second half of 2020. We intend to initiate a dialog with the FDA subsequent to such completion to discuss BLA submission plans.

C-145-03 is our ongoing Phase 2, multicenter trial that we are conducting to assess the safety and efficacy of our product candidate LN-145 for the treatment of patients with recurrent metastatic squamous cell carcinoma of the head and neck. In October 2018, we reported that, to date, preliminary data for 13 patients in the C-145-03 clinical trial yielded an ORR of 31% with a DOR ranging from 2.8 to 7.6 months. The adverse event profile remained consistent with previous reports. We continue to enroll patients in this study. We have redesigned our C-145-03 trial to include multiple cohorts, in order to allow for dosing of TIL therapies produced by multiple manufacturing methods, including our Gen 2 manufacturing process, our Generation 3, or Gen 3, manufacturing process, and our PD-1 selected TIL manufacturing process. Our PD-1 selected TIL manufacturing process is referred to as LN-145-S1.

We are also investigating the potential of our TIL therapies in earlier lines of treatment and in combination with pembrolizumab, and are studying LN-145 as a monotherapy in relapsed refractory non-small cell lung cancer, or NSCLC, patients. IOV-COM-202 is a Phase 2, multicenter trial that is composed of five cohorts which can enroll up to a total of 75 patients. In May 2019, we reported that the first patient was dosed in the IOV-COM-202 trial. In Cohort 1A, we are enrolling unresectable or metastatic melanoma patients who have not received prior immunotherapy, including checkpoint inhibitors such as anti-PD-1/anti-PD-L1 therapy. The patients receive lifileucel in combination with pembrolizumab. In Cohort 2A, we are enrolling advanced, recurrent, or metastatic head and neck squamous cell carcinoma, or HNSCC, patients who are naïve to prior immunotherapy including anti-PD-1/anti-PD-L1 therapy. The patients will receive LN-145 in combination with pembrolizumab. Cohort 3A is enrolling advanced or metastatic NSCLC patients who are naïve to prior immunotherapy including anti-PD-1/anti-PD-L1 therapy. The patients in Cohort 3A will receive LN-145 in combination with pembrolizumab. In Cohort 3B, we are enrolling NSCLC patients who have previously received systemic therapy which could include checkpoint inhibitors. The patients are receiving LN-145. In February 2020, we announced the addition of Cohort 1B to the IOV-COM-202 trial, for patients with melanoma whose disease has progressed following treatment with at least one systemic therapy, including a PD-1 inhibitor and if BRAF mutated, a BRAF inhibitor, or a combination of BRAF and MEK inhibitors. The patients will receive LN-145-S1. In addition to its ongoing enrollment in the U.S., the IOV-COM-202 trial has also received regulatory approval in Canada and in certain European countries. In October 2020, we disclosed an abstract that was accepted for presentation at the Society for Immunotherapy in Cancer, which included interim results from ongoing Cohort 2A of the IOV-COM-202 trial as follows. Nine HNSCC patients have received LN-145 plus pembrolizumab with a median duration of follow up of 6.9 months. Nine and eight patients were evaluable for safety and efficacy, respectively. Four patients had a confirmed, objective response with an ORR of 44% including 1 complete response and 3 partial responses. Median DOR was not reached. The disease control rate at data cutoff was 89% in 9 patients, and 7 of the 8 evaluable patients (87.5%) had a reduction in target lesions. The mean number of prior therapies was 1.1 with 89% of the patients having received prior chemotherapy. Four patients were human papilloma virus, or HPV, positive, two patients were HPV negative, and three patients had unknown HPV status. The treatment emergent adverse Event, or TEAE, profile was consistent with the underlying advanced disease and the known adverse event profiles of pembrolizumab, lymphodepletion, and IL-2 regimens. The most common TEAEs were chills, hypotension, anemia, thrombocytopenia, pyrexia, fatigue and tachycardia.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

Revenues

We did not generate any revenues during the three and nine months ended September 30, 2020 or September 30, 2019.

Research and Development expenses (in thousands)

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
	2020	2019	$	%	2020	2019	$	%
Research and development	$43,050	$41,582	1,468	4%	$149,276	$111,785	37,491	34%
Stock-based compensation expense included in research and development expense	5,282	3,346	1,936	58%	15,065	8,767	6,298	72%

Research and development expense for the three months ended September 30, 2020 increased by $1.5 million, or 4%, compared to the same period in 2019. The increase was primarily attributable to (i) a $5.3 million increase in payroll and related expenses driven by a higher number of full-time research and development employees, and (ii) a $1.9 million increase in stock-based compensation expenses, which were partially offset by a $5.6 million decrease in manufacturing costs due to decreased production runs during the three months ended September 30, 2020.

Research and development expense for the nine months ended September 30, 2020 increased by $37.5 million, or 34%, compared to the same period in 2019. The increase was primarily attributable to (i) a $15.2 million increase in payroll and related expenses driven by a higher number of full-time research and development employees, (ii) a $11.8 million increase in clinical trial costs due to an increase in enrollment across all the trials, (iii) a $10.0 million increase for the license to further develop IOV-3001 obtained from Novartis, and (iv) a $6.3 million increase in stock-based compensation expenses. These increases were partially offset by a $4.3 million decrease in manufacturing costs due to decreased production runs in 2020 due to completion of enrollment in the melanoma pivotal program.

General and Administrative expenses (in thousands)

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
	2020	2019	$	%	2020	2019	$	%
General and administrative	$15,916	$10,029	5,887	59%	$44,127	$29,977	14,150	47%
Stock-based compensation expense included in general and administrative	5,424	3,252	2,172	67%	15,590	10,103	5,487	54%

General and administrative expenses for the three months ended September 30, 2020 increased by $5.9 million, or 59%, compared to the same period in 2019. The increase was primarily attributable to a $1.9 million increase in payroll and related expenses and a $2.2 million increase in stock-based compensation expenses driven by a higher number of full-time general and administrative employees and a higher average stock price.

General and administrative expenses for the nine months ended September 30, 2020 increased by $14.2 million, or 47%, compared to the same period in 2019. The increase was primarily attributable to (i) a $5.4 million increase in payroll and related expenses driven by a higher number of full-time general and administrative employees and a higher average stock price, (ii) a $5.5 million increase in stock-based compensation expenses, and (iii) a $1.7 million increase in director’s and officer’s insurance premiums.

Interest Income (in thousands)

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
	2020	2019	$ %		2020	2019	$ %
Net interest income	$395	$2,124	(1,729)	(81)%	$2,219	$7,774	(5,555)	(71)%

Net interest income for the three and nine months ended September 30, 2020 and 2019 decreased by $1.7 million or 81% and $5.6 million or 71% respectively, due primarily to a decrease in interest rates for the three and nine months period ended September 30, 2020 as compared to the same periods in 2019.

Net Loss (in thousands)

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
	2020	2019	$ %		2020	2019	$ %
Net loss	$58,571	$49,487	9,084	18%	$191,184	$133,988	57,196	43%

Net loss for the three and nine months ended September 30, 2020 increased by $9.1 million or 18% and $57.2 million or 43% compared to the same periods in 2019. The increase in our net loss was due to the continued expansion of our research and development activities, increased clinical trials and manufacturing activities, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we further invest in our research and development activities and commercial preparation activities.

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

On June 2, 2020, we sold 19,475,806 shares of our common stock at a public offering price of $31.0 per share pursuant to the 2020 Automatic Shelf Registration Statement. We received gross proceeds of $603.7 million and net proceeds of $567.0 million, after deducting underwriting discounts and offering expenses. Following the public offering, the 2020 Automatic Shelf Registration Statement remains available for the future issuance of an indeterminate amount of Shelf Securities.

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

We are currently engaged in the development of therapeutics to fight cancer. We do not have any commercial products and have not yet generated any revenues from our biopharmaceutical business. We currently do not anticipate that we will generate any significant revenues from the sale or licensing of any products during the 12 months from the date these financial statements are issued. We have incurred a net loss of $191.2 million for the nine months ended September 30, 2020 and used $142.4 million of cash in our operating activities for the nine months ended September 30, 2020. As of September 30, 2020, we had $68.3 million of cash and cash equivalents, $645.8 million of short-term investments, $5.5 million of restricted cash, $711.8 million of stockholders’ equity and had working capital of $659.2 million.

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

The following table summarizes our cash flows for the periods presented from Operating, Investing and Financing Activities (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(142,442)	$(105,067)
Investing activities	(376,606)	63,211
Financing activities	573,464	4,043
Net increase in cash, cash equivalents and restricted cash	$54,416	$(37,813)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020 was $142.4 million compared to $105.1 million for the same period in 2019. The increase of $37.4 million was primarily due to increased costs in research and development activities. Included in $37.4 million was the $10.0 million upfront payment we paid for IOV-3001.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 was $376.6 million compared to net cash provided by investing activities of $63.2 million for the same period in 2019. The increase in cash used in investing activities of $439.8 million was primarily due to the purchase of short-term investments to invest the net proceeds from our June 2020 public offering.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was $573.5 million compared to $4.0 million for the same period in 2019. The increase of $569.4 million was primarily due to net proceeds of $567.0 million from our June 2020 public offering.

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

Off-Balance Sheet Arrangements

At September 30, 2020, we had no obligations that would require disclosure as off-balance sheet arrangements.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in interest bearing cash accounts consisting of short-term debt securities issued by the U.S. government. The primary objective of our investment activities is to preserve principal. We adhere to an investment policy that requires us to limit amounts invested in securities based on credit rating, maturity, industry group and investment type and issuer, except for securities issued by the U.S. government. We do not have any derivative financial instruments or foreign currency instruments. At September 30, 2020, we had $645.8 million invested in short-term marketable securities with a maturity date of less than one year. As such we believe that we are not exposed to any material market risk. If interest rates had varied by 1% in the three months ended September 30, 2020, the fair value of our investment portfolio would increase or decrease by approximately $2.2 million.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The information in Note 8 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 8 to our Condensed Consolidated Financial Statements for the quarter ended September 30, 2020 contained in this Quarterly Report on Form 10-Q.

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

Risks Related to Our Business

We have a history of operating losses; we expect to continue to incur losses and we may never be profitable.*

We are a clinical-stage biotechnology company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient's own immune system to eradicate cancer. We do not have products approved for commercial sale and have not generated revenue from operations. As of September 30, 2020, we had an accumulated deficit of $761.8 million. In addition, during the nine months ended September 30, 2020, we incurred a net loss of $191.2 million. Since our inception we have not generated any revenues from operations. We are preparing for the commercial launch of our products, if approved, in 2021. We do not expect to generate any meaningful product sales or royalty revenues until we have a product approved. We expect to incur significant additional operating losses in the future as we expand our development and clinical trial activities in support of demonstrating the effectiveness of our products.

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

We are substantially dependent on the success of our product candidates and cannot guarantee that these product candidates will successfully complete development, receive regulatory approval, or be successfully commercialized.*

We currently have no products approved for commercial sale. We have invested a significant portion of our efforts and financial resources in the development of our current product candidates, including lifileucel, LN-145, IOV-2001, and IOV-3001, and expect that we will continue to invest heavily in our current product candidates, as well as in any future product candidates we may develop. Our business depends entirely on the successful development and commercialization of our product candidates, which may never occur. Our ability to generate revenues in the future is substantially dependent on our ability to develop, obtain regulatory approval for, and then successfully commercialize our product candidates. We currently generate no revenue from the sale of any products, and we may never be able to develop or commercialize a marketable product.

Our product candidates will require additional clinical and non-clinical development, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we generate any revenue from product sales. We cannot assure you that we will meet our timelines for our current or future clinical trials, which may be delayed or not completed for a number of reasons, including the negative impact of the COVID-19 Pandemic.

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

We have not previously submitted a Biologics License Application, or BLA, to the FDA, or similar marketing application to comparable foreign authorities, for any product candidate, and we cannot be certain that our current or any future product candidates will be successful in clinical trials or receive regulatory approval. Furthermore, although we do not expect to submit our BLA with comparisons to existing or more established therapies and likewise do not expect FDA to base its determination with respect to product approval on such comparisons, FDA may factor these comparisons into its decision whether to approve our TIL therapies, including lifileucel for metastatic melanoma and metastatic cervical cancer. FDA may also consider its approvals of competing products, which may alter the treatment landscape concurrently with their review of our BLA filings, and which may lead to changes in FDA’s review requirements that have been previously communicated to us and our interpretation thereof, including changes to requirements for clinical data or clinical study design. Such changes could delay approval or necessitate withdrawal of our BLA filings.

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

If any of our relationships with these third parties terminate, we may not be able to enter into alternative arrangements or do so on commercially reasonable terms. Switching or adding additional contractors involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines. Though we carefully manage our relationships with our third-party service providers, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects or results of operations.

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

We may encounter substantial delays in our clinical trials or may not be able to conduct our trials on the timelines we expect and we may be required to conduct additional clinical trials or modify current or future clinical trials based on feedback we receive from the FDA.*

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any current or future clinical studies will be conducted as planned or completed on schedule, if at all, or that any of our product candidates will receive regulatory approval. We initiated clinical trials in patients with metastatic melanoma, cervical, head and neck and non-small cell lung cancers, and in other indications in collaboration with third parties. We have completed enrollment in the pivotal clinical trial for melanoma, C-144-01. In May 2020, we disclosed interim results for Cohort 4 of the C-144-01 clinical trial. Although the data is highly consistent with the Cohort 2 data read out at a similar median duration of study follow up, the interim results speak only to data available as of March 16, 2020, and although such data have been reviewed by the investigators, they have not been reviewed by IRC. We plan to initiate trials in new indications, and new cohorts in existing trials. Even as these trials progress, issues may arise that could require us to suspend or terminate such clinical trials or could cause the results of one cohort to differ from a prior cohort. For example, we may experience slower than anticipated enrollment in our pivotal clinical trials, which may consequently delay our BLA filing timelines or permit competitors to obtain approvals that may alter our BLA filing strategy. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely initiation or completion of clinical development, or product approval include:

●regulators or IRBs may not authorize us or our investigators to commence a clinical trial, conduct a clinical trial at a prospective trial site, or amend trial protocols, or regulators or IRBs may require that we modify or amend our clinical trial protocols;
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

Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. The number and types of preclinical studies and clinical trials that will be required for regulatory approval also varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate. Approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. It is possible that any product candidates we may seek to develop in the future will never obtain the appropriate regulatory approvals necessary for us or any future collaborators to commence product sales. Any delay in completing development, obtaining or failure to obtain required approvals could also materially adversely affect our ability or that of any of our collaborators to generate revenue from any such product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

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

We are currently enrolling our company-sponsored, Phase 2 clinical trials to assess its overall safety and efficacy in patients with melanoma, cervical, head and neck and lung cancers. However, we may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. Our ability to enroll or treat patients in our other studies, or the duration or costs of those studies, could be affected by multiple factors, including, preliminary clinical results, which may include efficacy and safety results from our ongoing Phase 2 studies, but may not be reflected in the final analyses of these trials. For example, our studies of our TIL therapy lifileucel in patients with metastatic cervical cancer and metastatic melanoma utilize an “open-label” trial design. An open-label trial is one where both the patient and investigator know whether the patient is receiving the test article or either an existing approved drug or placebo, which has the potential to create selection bias in the investigators. In our Phase 2 open-label studies of TIL therapy lifileucel in patients with metastatic cervical cancer and metastatic melanoma, the investigators have significant discretion over the selection of patient participants. Although preliminary data from these trials was generally positive, that data may not necessarily be representative of interim or final results, as new patients are cycled through the applicable treatment regimes. As the trials continue, the investigators may prioritize patients with more progressed forms of cancer than the initial patient population, based on the success or perceived success of that initial population. Patients with more progressed forms of cancer may be less responsive to treatment, and accordingly, interim efficacy data may show a decline in patient response rate or other assessment metrics. As the trials continue, investigators may shift their approach to the patient population, which may ultimately result in a decline in both interim and final efficacy data from the preliminary data, or conversely, an increase in final efficacy data following a decline in the interim efficacy data, as patients with more progressed forms of cancer are cycled out of the trials and replaced by patients with less advanced forms of cancer. This opportunity for investigator selection bias in our trials as a result of open-label design may not be adequately handled and may cause a decline in or distortion of clinical trial data from our preliminary results. Depending on the outcome of our open-label studies, we may need to conduct one or more follow-up or supporting studies in order to successfully develop our products for FDA approval. Many companies in the biotechnology, pharmaceutical and medical device industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we cannot be certain that we will not face such setbacks.

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

Currently, our product candidates are manufactured using processes developed or modified by us or by our third-party research institution collaborators that we may not intend to use for more advanced clinical trials or commercialization. We have selected Gen 2 as the manufacturing process for product registration, and all ongoing and future company-sponsored clinical trials. Although we believe Gen 2 is a commercially viable process, there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency, and timely availability of raw materials. This includes potential risks associated with FDA not agreeing with all of the details of our validation data or our potency assay or assays for Cohort 4 of our C-144-01 clinical trial. For example, on October 5, 2020, we announced that we and the FDA have not been able to agree on the required potency assays to fully define our TIL therapy, which is required as part of a BLA submission, and that as a result of these developments, our BLA submission is not expected by the end of 2020 and is anticipated to occur in 2021. As a result of these challenges, we may experience delays in our clinical development and/or commercialization plans. We may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

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

In May 2019 we entered into a lease agreement to build a commercial-scale manufacturing facility in Philadelphia, Pennsylvania for commercial and clinical production of autologous TIL products, including our product candidate lifileucel. We would expect that development of our own manufacturing facility would provide us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes, and allow for better long-term margins. However, we have no experience as a company in developing a manufacturing facility and we may not be successful in finalizing the development of our own manufacturing facility or capability. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, power failures, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

With the exception of lifileucel for metastatic melanoma and metastatic cervical cancer, our research and development programs are at an early stage. We must demonstrate our products’ safety and efficacy in humans through extensive clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our products, including but not limited to the following:

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

Even if our lead product lifileucel is approved and commercialized, we may not become profitable.

Our lead product, lifileucel, is initially targeting a small population of refractory patients that suffer from metastatic melanoma and metastatic cervical cancer. Even if the FDA approves these new therapies, and even if we obtain significant market share for each product candidate, because the potential target population for lifileucel in refractory patients may be small, we may never achieve profitability without obtaining regulatory approval for additional indications. The FDA often approves new therapies initially only for use in patients with relapsed or refractory metastatic disease. We expect to initially seek approval of our product candidates in this setting and are currently studying these patient populations.

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

We may need additional financing to fund our operations and complete the development and commercialization of our various product candidates, and if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our product candidates. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

Our operations have consumed substantial amounts of cash since inception. From our inception to September 30, 2020, we have an accumulated deficit of $761.8 million. In addition, our research and development and our operating costs have also been substantial and are expected to increase. In January 2018, we closed an underwritten public offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $162.0 million. In October 2018, we closed an underwritten public offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $236.7 million. In June 2020, we closed an underwritten offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $567.0 million. In addition to our continued spending for our product candidates, we expect to spend approximately $75 million to $85 million over the next three years for equipment and construction costs for our commercial-scale production facility under construction in Philadelphia, Pennsylvania, for which we have latitude as to the timing and amount of expenditures. As of September 30, 2020, we had $719.7 million in cash, cash equivalents and short-term investments ($68.3 million of cash and cash equivalents and $645.8 million in short-term investments and $5.5 million in restricted cash).

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

Our lead product candidate lifileucel is a therapy for the treatment of metastatic melanoma and metastatic cervical cancer. Currently, there are numerous companies that are developing various alternate treatments for melanoma and cervical cancer, including patients that have progressed after prior treatment with checkpoint inhibitors and chemotherapy. Accordingly, lifileucel faces significant competition in the melanoma and cervical cancer treatment space from multiple companies. Even if we obtain regulatory approval for lifileucel, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our therapies. We may not be able to implement our business plan if the acceptance of our products is inhibited by price competition or the reluctance of physicians to switch from other methods of treatment to our product, or if physicians switch to other new therapies, drugs or biologic products or choose to reserve our product for use in limited circumstances.

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

We are currently developing lifileucel as part of a regimen which uses IL-2. We and our collaborators are also studying TIL therapy along with other products, such as pembrolizumab, ipilimumab and nivolumab. The development of product candidates for use in combination with another product may present challenges. For example, the FDA may require us to use more complex clinical trial designs, in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of these trials could show that any positive results are attributable to the already approved product. Moreover, following product approval, the FDA may require that products used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to already approved products, this may require us to work with another company to satisfy such a requirement. Moreover, developments related to the already approved products may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the approved product’s safety or efficacy profile, changes to the availability of the approved product, and changes to the standard of care.

A Fast Track product designation, Breakthrough Therapy designation or other designation to facilitate product candidate development may not lead to faster development or a faster regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We were granted Fast Track designation by the FDA for lifileucel in metastatic melanoma and metastatic cervical cancer. We were granted Breakthrough Therapy designation, or BTD, for lifileucel for metastatic cervical cancer and Regenerative Medicine Advanced Therapy, or RMAT, designation for lifileucel in advanced melanoma. We may seek Fast Track or Breakthrough designation for other of our current or future product candidates. Receipt of a designation to facilitate product candidate development is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for a designation, the FDA may disagree. In any event, the receipt of such a designation for a product candidate may not result in a faster development process, review, or approval compared to product candidates considered for approval under conventional the FDA procedures and does not assure ultimate marketing approval by the FDA. In addition, the FDA may later decide that the products no longer meet the designation conditions.

While lifileucel has received orphan drug designation for melanoma stages IIB-IV and for cervical cancer patients with tumors greater than 2 cm, there is no guarantee that we will be able to maintain this designation, receive these designations for any of our other product candidates, or receive or maintain any corresponding benefits, including periods of exclusivity.

We received orphan drug designation in the United States for lifileucel to treat malignant melanoma stages IIB-IV and cervical cancer patients with tumors greater than 2 cm. We may also seek orphan drug designation for our other product candidates, as appropriate. Orphan designation, however, may be lost if the indication for which we develop our designated product candidates do not meet the orphan criteria. Moreover, following product approval, orphan exclusivity may be lost if the FDA determines, among other reasons, that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. Even if we obtain orphan exclusivity, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition and the same product can be approved for different conditions. Even after an orphan product is approved, the FDA can subsequently approve a product containing the same principal molecular features for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer or more effective or makes a major contribution to patient care.

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

We have not previously submitted a BLA to the FDA, or similar approval filings to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. For example, following our End of Phase 2 meeting with the FDA, we increased enrollment in Cohort 1 of our ongoing C-145-04 clinical trial of TIL therapy lifileucel to at least 75 patients of the appropriate population to address the expected sample size in anticipation of a BLA submission in late 2020. Additionally, the patient population is defined per the discussion with FDA as patients who have progressed following initial systemic therapy for recurrent or metastatic disease which include many of the more advanced patients enrolled to date. Our current beliefs regarding the registration pathway for the lifileucel product candidate in metastatic cervical cancer are based on our interpretation of communications with the FDA to date and our efforts to address such communications, which may be incorrect. Our statements that the study may support a BLA submission also assume that our as-adjusted study has addressed the additional requests by the FDA that were raised at our End of Phase 2 meeting. Further, enrollment in this study may need to be further adjusted based on future feedback from the FDA or other regulatory agency input. The revised protocol which further defines the patient population to include more advanced patients in the study, may have an adverse effect on the results reported to date, changes to implement an independent review committee and assay validation and implementation, and the data within this study may not ultimately be supportive of product approval, all of which could result in significant delays to our currently anticipated timeline for development and approval of our product candidate or prevent its approval entirely. Similarly, our current beliefs for our lifileucel product candidate for the treatment of melanoma are based on our interpretation of communications received from the FDA to date regarding this product candidate and our ongoing C-144-01 clinical trial, and may also be incorrect.

A BLA must also include significant information regarding the chemistry, manufacturing and controls for the product. Additionally, we expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of cell therapies for cancer. We may also not be able to successfully utilize the BTD or RMAT designations we have received for metastatic cervical cancer and advanced melanoma, respectively, to successfully complete the development and commercialization of lifileucel. We may not be able to reach agreement with FDA on an interpretation of outcomes from our meetings, including meetings we have held with FDA in relation to our C-145-04 and C-144-01 clinical trials and future meetings. For example, on October 5, 2020, we announced that we and the FDA have not been able to agree on the required potency assays to fully define our TIL therapy, which is required as part of a BLA submission, and that as a result of these developments, our BLA submission is not expected by the end of 2020 and is anticipated to occur in 2021. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

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
●obtaining approval at each clinical trial site by an independent IRB, or central IRB;
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

As of September 30, 2020, we had 146,581,624 shares of common stock outstanding. In addition, we had 16,447,000 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted, including stock options and restricted stock units to purchase common stock based on vesting requirements and common stock issuable upon the conversion of preferred stock. The issuance and subsequent sale of the shares underlying these common stock equivalents could depress the trading price of our common stock. On June 10, 2019, our certificate of incorporation was amended to increase the number of authorized shares of our common stock, par value $0.000041666, from 150,000,000 shares to 300,000,000 shares, which was approved by our stockholders at our 2019 Annual Meeting of Stockholders held on June 10, 2019.

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
10.1**

Severance Agreement and General Release, effective July 8, 2020, between Iovance Biotherapeutics, Inc. and Timothy Morris (incorporated herein by reference to Exhibit 10.4 to the Registrants Quarterly Report on Form 10-Q filed with the Commission on August 6, 2020).

31.1++	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2++	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1++	Section 1350 Certification of Chief Executive Officer (furnished herewith).
32.2++	Section 1350 Certification of Chief Financial Officer (furnished herewith).
101

The following financial information from the Quarterly Report on Form 10-Q of Iovance Biotherapeutics, Inc. for the quarter ended September 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019; (2) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019; (3) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019; (4) Condensed Consolidated Statements of Stockholders’ Equity as of September 30, 2020 and December 31, 2019; (5) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; and (6) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File – the cover page interactive date file does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document.

**	Certain portions of the Exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
#	Indicates a management contract or compensatory plan or arrangement.
++	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Iovance Biotherapeutics, Inc.

November 5, 2020	By:	/s/ Maria Fardis, Ph.D., M.B.A.
Maria Fardis, Ph.D., M.B.A.
Chief Executive Officer (Principal Executive Officer)

November 5, 2020	By:	/s/ Michael C. Swartzburg
Michael C. Swartzburg
VP, Finance (Interim Principal Financial Officer)