Form 10-K
period 2020-12-31
IOVANCE BIOTHERAPEUTICS, INC.
filed 2021-02-25
CIK 1425205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.000041666 per value	IOVA	The Nasdaq Stock Market, LLC

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.7 billion. Shares of common stock held by directors and executive officers and any ten percent or greater stockholders and their respective affiliates have been excluded from this calculation, because such stockholders may be deemed to be "affiliates" of the Registrant. This is not necessarily determinative of affiliate status of other purposes. As of February 17, 2021, there were 146,979,253 shares of the registrant’s common stock outstanding.

Documents Incorporated By Reference

Portions of registrant’s proxy statement relating to registrant’s 2021 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

Forward-Looking Statements and Market Data

This Annual Report on Form 10-K contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “might,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “aim,” “potential,” “continue,” “ongoing,” “goal,” “forecast,” “guidance,” “outlook,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.

These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	the success, cost, enrollment, and timing of our clinical trials;
●	the success, cost and timing of our product development activities;
●	the ability of us or our third-party contract manufacturers to continue to manufacture tumor infiltrating lymphocytes, or TIL, in accordance with our selected process;
●	our ability to design, construct and staff our own manufacturing facility on a timely basis and within the estimated expenses;
●	the success of competing therapies that are or may become available;
●	regulatory developments in the United States of America, or U.S., and foreign countries;
●	the timing of and our ability to obtain and maintain U.S. Food and Drug Administration, or FDA, or other regulatory authority approval of, or other action with respect to, our product candidates;
●	our ability to attract and retain key scientific or management personnel;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
●	the ability and willingness of our third-party research institution collaborators to continue research and development activities relating to our product candidates;
●	the potential of our other research and development and strategic collaborations;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our manufacturing methods and product candidates;
●	our plans to research, develop and commercialize our product candidates;
●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
●	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
●	fluctuations in the trading price of our common stock; and
●	our use of cash and other resources.

Actual results may differ from those set forth in this Annual Report on Form 10-K due to the risks and uncertainties inherent in our business, including, without limitation: the FDA may not agree with our interpretation of the results of its clinical trials; later developments with the FDA that may be inconsistent with already completed FDA meetings; the preliminary clinical results, including efficacy and safety results, from ongoing Phase 2 may not be reflected in the final analyses of these trials including new cohorts within these trials; the results obtained in our ongoing clinical trials, such as the studies and trials referred to in this 10-K, may not be indicative of results obtained in future clinical trials or supportive of product approval; regulatory authorities may potentially delay the timing of FDA or other regulatory authority approval of, or other action with respect to, our product candidates, specifically, our description of FDA interactions are subject to FDA’s interpretation, as well as FDA’s authority to request new or additional information; we may not be able to obtain or maintain FDA or other regulatory authority approval of its product candidates; our ability to address FDA or other regulatory authority requirements relating to our clinical programs and registrational plans, such requirements including, but not limited to, clinical and safety requirements as well as manufacturing and control requirements; risks related to our accelerated FDA review designations; our ability to obtain and maintain intellectual property rights relating to our product pipeline; and the acceptance by the market of our product candidates and their potential reimbursement by payors, if approved.

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

PART I

Item 1.          Business

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of cell therapies as novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to eradicate cancer cells. Tumor infiltrating lymphocyte, or TIL, therapy is an autologous cell therapy platform technology that was originally developed by the National Cancer Institute, or NCI, which conducted initial clinical trials of this therapy in diseases such as metastatic melanoma and cervical cancer. We have developed a new, shorter manufacturing process for TIL known as Generation 2, or Gen 2, which yields a cryopreserved TIL product. This proprietary and scalable manufacturing method is being investigated in multiple indications. Our lead product candidates include lifileucel for metastatic melanoma and metastatic cervical cancer. In addition to metastatic melanoma and metastatic cervical cancer, we are investigating the effectiveness and safety of TIL for the treatment of head and neck squamous cell carcinoma, or HNSCC, and non-small cell lung cancer, or NSCLC, as well as in other solid tumor oncology indications through collaborations. We are also investigating peripheral blood lymphocyte, or PBL, therapy for patients with relapsed or refractory chronic lymphocytic leukemia, or CLL, and small lymphocytic lymphoma, or SLL.

We are conducting a Phase 2 clinical trial, C-144-01, of our lead product candidate, lifileucel, for the treatment of metastatic melanoma. This multicenter pivotal trial enrolled melanoma patients with disease progression following treatment with at least one systemic therapy, including a PD-1 inhibitor and if BRAF mutated, a BRAF inhibitor, or a combination of BRAF and MEK inhibitors. Cohort 4 of the C-144-01 clinical trial is a single-arm cohort intended to support a biologics license application, or BLA, submission for lifileucel. Cohorts 2 and 4 of the C-144-01 trial use our Gen 2 manufacturing process. We completed and closed enrollment of patients into Cohort 2 of the C-144-01 trial in 2018. Results from Cohort 2 of the C-144-01 clinical trial were initially reported at the American Society of Clinical Oncology, or ASCO, annual meeting on June 1, 2019 and subsequently updated at the ASCO annual meeting on May 29, 2020. In 66 patients with metastatic melanoma, treatment with lifileucel resulted in an objective response rate, or ORR, of 36%, as assessed by investigator, with 2 complete responses and 22 partial responses. The disease control rate, or DCR, was 80.3%. Patients were heavily pretreated and had a mean of 3.3 prior therapies. We have reported durable responses across a wide age range of metastatic melanoma patients, and among those who have received prior anti-CTLA-4 and BRAF targeted treatments, regardless of BRAF mutation status, and equally in patients with PD-L1 high and low status. We have provided several updates on the median duration of response, or DOR, for Cohort 2 and most recently, in January 2021, we announced that median DOR in Cohort 2 had still not been reached after 28.1 months of median study follow up, as assessed by investigator. The adverse event profile was generally consistent with the underlying advanced disease and the profile of the lymphodepletion and IL-2 regimens.

Pivotal Cohort 4 of the C-144-01 trial was enrolled to evaluate ORR as read out by an Independent Review Committee, or IRC, as the primary endpoint based on our interpretation of discussions with the FDA as part of an End of Phase 2, or EOP2, meeting held with the FDA in the third quarter of 2018. In October 2018, based on the data provided to the FDA during the EOP2 meeting, we announced that lifileucel had received a Regenerative Medicine Advanced Therapy, or RMAT, designation from the FDA. Enrollment in Cohort 4 of the C-144-01 trial commenced in March 2019 and patient dosing was completed in January 2020. A total of 87 patients were dosed in Cohort 4. Initial results from Cohort 4 are available for 68 patients with two radiological assessments, as determined by investigator. Lifileucel showed a 32.4% ORR, including one complete response and 21 partial responses, two of which were yet to be confirmed with follow up visits at the time of the data cut, and a DCR of 72.1% as of the data cut off of March 16, 2020, corresponding to 5.3 months of median study follow up. This data is consistent with the Cohort 2 data read out at a similar median duration of study follow up. The ORR of Cohort 2 at a median study follow up of 6 months was 33%. In October 2020, after a Type B meeting with the FDA, we announced that we had delayed our BLA submission for lifileucel in metastatic melanoma as a result of FDA feedback, in order to allow us to simultaneously refine existing and develop new potency assays, and we anticipate submitting our BLA in 2021. At the same time, we also announced that we had reached agreement with the FDA on the minimum duration of follow up for Cohort 4 to support our BLA submission for lifileucel in the treatment of metastatic melanoma.

We are also conducting a Phase 2 clinical trial, C-145-04, which is a multicenter pivotal trial that will assess the safety and efficacy of lifileucel for the treatment of patients with recurrent, metastatic or persistent cervical cancer. In February 2019, lifileucel received Fast Track designation from the FDA for development in the treatment of cervical cancer with disease progression on or after chemotherapy. In March 2019, the protocol for this trial was amended to modify the primary endpoint of ORR to be determined by IRC. In May 2019, lifileucel received Breakthrough Therapy designation, or BTD, from the FDA for development in the treatment of cervical cancer. Updated results from the C-145-04 clinical trial were reported at the ASCO annual meeting on June 1, 2019. In 27 patients with metastatic cervical cancer, treatment with lifileucel resulted in an ORR of 44%. At the time of the study data cut, there were 3 complete responses and 9 partial responses. The DCR was 85%. Patients were heavily pretreated and had a mean of 2.4 prior therapies. The median DOR had not been reached. The adverse event profile was generally consistent with the underlying advanced disease and the profile of the lymphodepletion and IL-2 regimens. Based on an EOP2 meeting held with the FDA in June 2019, we believe that results from the C-145-04 clinical trial may be sufficient to support registration of lifileucel for the treatment of patients with metastatic cervical cancer. In accordance with the FDA’s recommendations, the protocol was amended to further define the patient population. In November 2019, in order to evaluate lifileucel in broader lines of therapy in cervical cancer, we have further amended the C-145-04 trial to collect additional data on early-line patients as well as late-line patients by adding additional cohorts, in anticipation of a changing landscape in this indication, including Cohort 2 for patients that had previously received anti-PD-1 therapy. These additional cohorts also allow access to TIL therapy after completion of the enrollment in the registrational cohorts. A more detailed description of these and other cohorts in the C-145-04 trial is provided in the section entitled “Lifileucel for Cervical Cancer” in this Annual Report on Form 10-K. In January 2021, we announced that Cohort 2 of the C-145-04 trial had completed enrollment and that data from this cohort may be supportive of registration because of the expected changing landscape of care for cervical patients. We intend to initiate a dialog with the FDA in 2021 to discuss BLA submission plans for lifileucel in cervical cancer.

In November 2020, we announced that we had finalized the protocol for our potential registrational clinical trial in NSCLC, IOV-LUN-202, to investigate LN-145 in patients with recurrent or metastatic NSCLC, without driver mutations, who previously received a single line of approved systemic therapy of combined checkpoint inhibitor and chemotherapy. The IOV-LUN-202 clinical trial includes three cohorts. Cohorts 1 and 3 of the IOV-LUN-202 clinical trial will enroll patients with a PD-L1 tumor proportion score, or TPS, of less than one percent, and Cohort 2 will enroll patients with a PD-L1 TPS of greater than or equal to one percent. We intend to enroll patients in the IOV-LUN-202 clinical trial throughout 2021.

C-145-03 is our Phase 2, multicenter trial to assess the safety and efficacy of our product candidate LN-145 for the treatment of patients with recurrent metastatic HNSCC. In October 2018, we reported that, to date, preliminary data for 13 patients in the C-145-03 clinical trial yielded an ORR of 31% with a DOR ranging from 2.8 to 7.6 months. The adverse event profile remained consistent with previous reports. We redesigned our C-145-03 trial to include multiple cohorts, in order to allow for dosing of TIL therapies produced by multiple manufacturing methods, including our Gen 2 manufacturing process, our Generation 3, or Gen 3, manufacturing process, and our PD-1 selected TIL manufacturing process. Our PD-1 selected TIL manufacturing process results in a product that we refer to as LN-145-S1. In January 2021, we announced that we are closing the C-145-03 clinical trial after the trial reached its pre-specified enrollment target.

We are also investigating the potential of our TIL therapies in earlier lines of treatment and in combination with pembrolizumab, and are studying LN-145 as a monotherapy in relapsed refractory non-small cell lung cancer, or NSCLC, patients. IOV-COM-202 is a Phase 2, multicenter trial that is composed of seven cohorts that can enroll up to a total of 135 patients. In May 2019, we reported that the first patient was dosed in the IOV-COM-202 trial. In addition to its ongoing enrollment in the U.S., the IOV-COM-202 trial has also received regulatory approval in Canada and in certain European countries. A more detailed description of these and other cohorts in the C-145-04 trial is provided in the section entitled “Lifileucel and LN-145 in Combination with Pembrolizumab and Other Immunotherapies” in this Annual Report on Form 10-K. In Cohort 2A of the IOV-COM-202 trial, we are enrolling advanced, recurrent, or metastatic HNSCC patients who are naïve to prior immunotherapy including anti-PD-1/anti-PD-L1 therapy. The patients receive LN-145 in combination with pembrolizumab. We reported results from ongoing Cohort 2A of the IOV-COM-202 trial at the Society for Immunotherapy in Cancer, or SITC, meeting in November 2020, as follows. As of October 16, 2020, nine HNSCC patients received LN-145 plus pembrolizumab with a median duration of follow up of 8.6 months. Nine and eight patients were evaluable for safety and efficacy, respectively. Four patients had a confirmed, objective response with an ORR of 44% including one complete response and three partial responses. Median DOR was not reached. The disease control rate at data cutoff was 89% in nine patients. Seven of the eight evaluable patients, or 87.5%, had a reduction in target lesions. The median number of prior therapies was 1.0 with 89% of the patients having received prior chemotherapy. Four patients were human papilloma virus, or HPV, positive, three patients were HPV negative, and two patients had unknown HPV status. The treatment emergent adverse events, or TEAEs, observed were consistent with the underlying advanced disease and the known adverse event profiles of pembrolizumab, lymphodepletion, and IL-2 regimens. The most common TEAEs, occurring in more than 50% of evaluable subjects, were chills, anemia, hypotension, nausea, pyrexia, and thrombocytopenia.

In November 2019, we announced that our investigational new drug application, or IND, for our PBL therapy, IOV-2001, was authorized by the FDA and our sponsored clinical trial using this therapy, IOV-CLL-01, was cleared to proceed. IOV-2001 is a non-genetically modified, polyclonal T cell product that is manufactured using a nine-day process from 50 mL of patient's blood. IOV-CLL-01 is a Phase 1/2 clinical trial evaluating the safety and efficacy of IOV-2001 in patients with relapsed or refractory CLL or SLL. The IOV-CLL-01 trial is expected to enroll up to approximately 70 patients.

As part of our collaboration program with the MD Anderson Cancer Center, or MDACC, two Phase 2 trials were initiated in 2018. Both trials are sponsored by MDACC. The first trial, NCT03449108, is intended to allow for investigation of LN-145 manufactured by us using our manufacturing processes to treat patients with soft tissue sarcoma, osteosarcoma, platinum resistant ovarian cancer, and thyroid cancer. A second trial under the collaboration with MDACC, NCT03610490, is active as well. This trial is treating patients with platinum resistant ovarian cancer, pancreatic cancer, and colorectal cancer. This trial uses TIL manufactured by MDACC using urelumab, a 4-1BB agonistic antibody, as part of the manufacturing process. The data obtained using this manufacturing process may not be representative of our data using our Gen 2 manufacturing process.

We are also collaborating with Centre hospitalier de l’Université de Montreal, or CHUM, Yale University, and Moffitt on investigator-sponsored clinical trials of TIL therapies in other indications. The clinical trials sponsored by CHUM and Moffitt use, or will use, TIL manufactured by different manufacturing processes, which may not be representative of our data using our Gen 2 manufacturing process.

Our current product candidate pipeline and selected investigator-sponsored proof-of-concept studies are summarized in the figure below:

We have developed a third-generation manufacturing process known as Gen 3. Gen 3 is a shorter process than Gen 2. We are using Gen 3 manufacturing in Cohort 1C of the IOV-COM-202 trial in melanoma and in Cohort 3 of the IOV-LUN-202 trial in NSCLC and have previously used it in the C-145-03 trial in HNSCC.

We currently own more than twenty granted or allowed U.S. and international patents for compositions and methods of treatment in a broad range of cancers relating to our Gen 2 manufacturing process, including U.S. Patent Nos. 10,130,659, 10,166,257,

10,272,113, 10,363,273, 10,398,734, 10,420,799, 10,463,697, 10,537,595, 10,646,517, 10,653,723, 10,693,330, 10,695,372, 10,894,063, and 10,905,718. We anticipate that the terms of these patents related to Gen 2 manufacturing processes will extend to January 2038, not including any patent term extensions or adjustments that may be available. Our owned and licensed intellectual property portfolio also includes patent applications relating to TIL, marrow infiltrating lymphocyte, or MIL, and PBL therapies; frozen tumor-based TIL technologies; remnant TIL and digest TIL compositions, methods and processes; methods of treatment of a broad range of cancers using TIL therapies; methods of manufacturing TIL, MIL, and PBL therapies; the use of costimulatory molecules in TIL therapy and manufacturing; stable and transient genetically-modified TIL therapies; methods of using immune checkpoint inhibitors in combination with TIL therapies; TIL selection technologies; and methods of treating patient subpopulations.

In January 2020, we obtained a license from Novartis to develop and commercialize an antibody cytokine engrafted protein, which we refer to as IOV-3001. Under the agreement, we paid an upfront payment to Novartis and may pay milestones involved in initiation of patient dosing in various phases of clinical development for IOV-3001 and approval of a potential product in the U.S., EU and Japan. Novartis is also entitled to low-to-mid single digit percentage royalties from commercial sales of IOV-3001. In addition, in January 2020, we announced a research collaboration and exclusive worldwide licensing agreement with Cellectis S.A., or Cellectis, a clinical-stage biopharmaceutical company focused on developing immunotherapies based on gene-edited allogeneic chimeric antigen receptor modified T cells, whereby we licensed certain transcription activator-like effector nuclease, or TALEN, technology from Cellectis in order to develop TIL that have been genetically edited to create potentially more potent cancer therapeutics. The worldwide exclusive license enables us to use TALEN technology addressing multiple gene targets to modify TIL for therapeutic use in several cancer indications. Financial terms of the license include development, regulatory and sales milestone payments from us to Cellectis, as well as royalty payments based on net sales of TALEN-modified TIL products.

Corporate Strategy

Our goal is to be a leader in the development, and commercialization of TIL-based immunotherapies to treat solid tumors. We are developing a portfolio of product candidates with the potential to meaningfully improve survival and quality of life for cancer patients. Key elements of our strategy include:

Expedite clinical development, regulatory approval, and commercialization of our lead product candidate lifileucel for the treatment of metastatic melanoma.

Based on results of TIL therapy from trials sponsored by the NCI and our own clinical trials in metastatic melanoma, we are focused on expediting the development, regulatory approval and commercialization of our lead product candidate, lifileucel, for the treatment of patients with metastatic melanoma. We filed an investigational new drug application, or IND, with the FDA in December 2014 to initiate a company-sponsored Phase 2 single-arm, multicenter clinical trial of lifileucel in patients with metastatic melanoma. We began enrollment of this trial in the second half of 2015 and expanded it into three cohorts in 2017. In 2019 we expanded into an additional cohort, Cohort 4, which serves as the basis for registration. We held an end of Phase 2 meeting with the FDA in September 2018. Based on the meeting and subsequent dialog with the FDA, we amended the protocol for the C-144-01 trial to include 75 patients in Cohort 4. The primary endpoint is ORR as determined by IRC. We have completed dosing of patients in Cohort 4, have reported preliminary results, and intend to file a BLA for lifileucel in metastatic melanoma in 2021.

Continue to improve our TIL manufacturing process and develop new TIL manufacturing technology to become the preferred provider of TIL therapy in the U.S. and the rest of the world.

We believe that we are the only company in the U.S. to have a centralized, demonstrated, and commercially viable TIL manufacturing process. In 2018, we first utilized our Gen 2 TIL manufacturing process, which reduced TIL manufacturing time from 5-6 weeks to 22 days, allowing for a commercially viable product candidate. The Gen 2 process also produces a cryopreserved TIL product for ease of administration and handling. The Gen 2 manufacturing process was utilized in Cohort 2 and Cohort 4 of our C-144-01 trial and has also been selected for use in most of our ongoing TIL clinical development program. We have included Gen 2 as the manufacturing process for registration for our discussions with the FDA and eventually the anticipated BLA filing for lifileucel. Our strategy is to establish our Gen 2 process as a commercial manufacturing process for TIL therapies, including lifileucel. We also continue to develop and evaluate potential future TIL manufacturing processes, including our Gen 3 process and our LN-145-S1 process.

Collaborate with governmental, academic and corporate partners to improve and develop TIL and PBL therapies for new indications or for use in combination with other therapies, and to evaluate new manufacturing methods.

In addition to our own research and process development efforts, we seek to collaborate with government, academic research institutions, and corporate partners to improve TIL manufacturing and to develop TIL therapies for new indications. For example, we have ongoing licensing agreements and collaborations with Moffitt, MDACC, Yale University, Cellectis, and Novartis to evaluate several new solid tumor and hematologic indications for TIL and PBL therapy in clinical and preclinical studies as well as, in some cases, new TIL manufacturing approaches. In August 2016, we expanded our Cooperative Research and Development Agreement, or CRADA, with the NCI for another 5-year term. This collaboration with the NCI is directed at research on unmodified TIL therapy and also addresses human papilloma virus, or HPV-associated cancers (cervical and head and neck), lung, bladder, and breast cancer. A description of certain of these collaborations and related agreements is provided in the following sections of this Annual Report on Form 10-K.

Continue to establish manufacturing capacity for TIL products.

We continue to invest in improving the process and efficiency of manufacturing our product candidates in the U.S. and Europe for TIL manufacturing. Currently we use several contract manufacturing organizations, or CMOs, to supply our TIL-based products for our clinical trials under various manufacturing services agreements, or MSAs. CMOs limit the amount of upfront capital investment as they have existing manufacturing facilities that we can utilize in TIL production.

We began construction of our own manufacturing facility in 2019, in Philadelphia, Pennsylvania, in order to provide for better margins and rapid implementation of innovative changes for TIL therapies that we may develop or commercialize. We intend to carefully manage our cost structure, and reduce the long-term cost of manufacturing our products, although there can be no assurance that we will be able to reduce our manufacturing costs to commercially attractive levels. As of the start of 2021, we have completed most construction and commissioning activities and expect that our manufacturing facility will begin clinical manufacturing in 2021.

In 2016, we entered into a three-year MSA and related statements of work with WuXi AppTec, Inc., or WuXi, in order to increase our TIL manufacturing capacity in facilities with both clinical and commercial capability for two suites. We have since extended our MSA with WuXi until November 2021.

In October 2018, we entered into a three-year MSA and related statement of work with MaSTherCell S.A., or MaSTherCell, a cell therapy CMO that is a subsidiary of Orgenesis Inc., which was acquired by Catalent, Inc. Pursuant to the MSA, MaSTherCell agreed to provide manufacturing and other services for use in our European clinical trials. In December 2019, we provided MaSTherCell with a notice of termination for the statement of work for cell therapy manufacturing. We ceased manufacturing at MaSTherCell in 2020.

In 2017, we entered into a three-year MSA and related statements of work with PharmaCell B.V., or PharmaCell, a contract manufacturing services company based in the Netherlands, to manufacture our autologous cell therapy products for use in our European clinical trials. PharmaCell was subsequently acquired by Lonza Group Ltd., or Lonza. Lonza continues to manufacture TIL products for our European clinical trials in its clinical and commercial facility in Geleen, the Netherlands. We have since extended our agreements with Lonza until April 2022.

Also in 2017, we entered into a two-year MSA and related statements of work with Moffitt, to manufacture our autologous cell therapy products for use in clinical trials, which has since been extended until March 2025. Moffitt continues to manufacture TIL products for our clinical trials in the U.S.

Iovance-Sponsored Clinical Trials

We currently have six ongoing Phase 2 clinical studies. The ongoing studies include C-144-01, of our lead product candidate, lifileucel, for the treatment of metastatic melanoma; C-145-04, of our product candidate lifileucel for recurrent, metastatic or persistent cervical cancer; and C-145-03, of our product candidate LN-145, for recurrent and/or metastatic HNSCC, which we are closing because the trial has reached the protocol’s defined enrollment. During 2018, we initiated a Phase 2 clinical trial, IOV-COM-202, a basket trial that will treat checkpoint naïve patients with TIL in combination with pembrolizumab for metastatic melanoma, head and neck cancer and non-small cell lung cancer. The trial also includes a cohort that will treat relapsed and refractory NSCLC patients with TIL alone as well as a cohort for NSCLC for TIL in combination with ipilimumab and nivolumab. Additional melanoma cohorts are offered in this trial as well. In 2019, we announced that the FDA had cleared our Phase 1/2 clinical trial, IOV-CLL-01, using our PBL therapy, IOV-2001, to proceed. In 2020, we initiated a clinical trial, IOV-LUN-202, in NSCLC, which is now recruiting. Additional information about our clinical trials is presented as follows:

Lifileucel for Metastatic Melanoma

We are developing lifileucel to treat metastatic melanoma. Melanoma is a common type of skin cancer, accounting for approximately 100,350 patients diagnosed and 6,850 deaths each year in the U.S. according to the NCI’s Surveillance, Epidemiology and End Results program, or SEER program, as of 2020. Our Phase 2 trial, C-144-01, is a prospective, registrational, four-cohort interventional study evaluating lifileucel in metastatic melanoma patients who have progressed after prior anti-PD-1 therapy and if BRAF mutant, after BRAF or BRAF/MEK inhibitor therapy. Patients enrolled in this trial to date have failed several prior treatment regimens. Lifileucel has received a Regenerative Medicine Advanced Therapy, or RMAT, designation from the FDA in metastatic melanoma.

Patients with metastatic melanoma who have failed at least one treatment under the current standards of care have an unfavorable prognosis with very few curative treatment options. The National Comprehensive Cancer Network, or NCCN, makes recommendations for the treatment of patients with unresectable or metastatic melanoma. Initial therapy can include checkpoint inhibitors either alone or in combination (ipilimumab, nivolumab, pembrolizumab), targeted therapies for patients with BRAF mutations (dabrafenib/trametinib, vemurafenib/cobimetinib combinations or single agents) or participating in a clinical trial. For patients not responding or progressing and who have an adequate clinical status, agents selected from the previous list or of a different therapeutic class can be used as well as high dose IL-2. NCCN experts also recommend participating in a clinical trial at any stage of disease. Patients who do not respond to the current second-line therapies have very few treatment options and typically have a very poor prognosis, with limited median survival measured in months. According to estimates from SEER in the U.S. in 2019, approximately there were 7,230 deaths due to melanoma. If approved, we believe lifileucel may be able to treat a portion of the patients that have received all other approved treatment options.

We are using our Gen 2 manufacturing process for most of our ongoing Phase 2 trials, and as a result, Cohort 1 of C-144-01, using our Generation 1, or Gen 1, manufacturing process, was closed to enrollment in 2017 and subsequent patients were enrolled in Cohort 2. The planned enrollment in C-144-01 was reached in late 2018 and Cohort 2 is closed to enrollment. Cohort 3 is a retreatment cohort. Cohort 4, a pivotal cohort, was added in 2019 and has completed dosing.

Updated results from Cohort 2 of the C-144-01 clinical trial were initially reported at the ASCO annual meeting in June 2019 and subsequently updated at the SITC annual meeting in November 2019. In 66 patients with metastatic melanoma, treatment with lifileucel resulted in an ORR of 36%, with 2 complete responses and 22 partial responses. The DCR was 80%. Patients were heavily pretreated and had a mean of 3.3 prior therapies. In January 2021, we announced that median DOR in Cohort 2 had still not been reached after 28.1 months of median study follow up, as assessed by investigator. The adverse event profile was generally consistent with the underlying advanced disease and the profile of the lymphodepletion and IL-2 regimens.

We held an End of Phase 2 meeting with the FDA in September 2018 to discuss the C-144-01 study. In its written minutes to the meeting, the FDA acknowledged that conduct of a randomized Phase 3 study may not be feasible in its intended population of advanced melanoma patients, who have been treated with at least one systemic therapy including an anti-PD-1 antibody and if BRAF mutation positive, a BRAF inhibitor or BRAF inhibitor with MEK inhibitor, and that a randomized study is not required for the registration of lifileucel. The FDA further acknowledged that a single-arm cohort of the C-144-01 trial may be acceptable for registration in this indication. A new cohort, Cohort 4, of 75 patients was enrolled in C-144-01 with a prospective definition of the primary endpoint of ORR to be determined by IRC, to support registration of lifileucel. The FDA recommended that we validate a potency assay prior to starting Cohort 4, which we have done. We initiated Cohort 4 in early 2019 in the U.S. and in Europe and completed dosing in January 2020. A total of 87 patients were dosed in Cohort 4. Initial results from Cohort 4 are available for 68 patients with two radiological assessments, as determined by investigator. In Cohort 4, lifileucel showed a 32.4% ORR, including one complete response and 21 partial responses, two of which are yet to be confirmed with follow up visits, and a DCR of 72.1% as of the data cut off of March 16, 2020, corresponding to 5.3 months of median study follow up. This data is consistent with the Cohort 2 data read out at a similar median duration of study follow up. In October 2020, after a Type B meeting with the FDA, we announced that we had delayed our BLA submission for lifileucel in metastatic melanoma until a date expected to occur in 2021 as a result of FDA feedback, in order to allow us to simultaneously refine existing and develop new potency assays. At the same time, we also announced that we had reached agreement with the FDA on the minimum duration of follow up for Cohort 4 to support our BLA submission for lifileucel in the treatment of metastatic melanoma.

Lifileucel for Cervical Cancer

We are also developing lifileucel, for the treatment of cervical cancer. Lifileucel for metastatic cervical cancer was formerly known as LN-145. According to estimates from the SEER program, approximately 13,800 women were diagnosed with cervical cancer, and approximately 4,290 cervical cancer-related deaths occurred in the U.S. in 2020.

C-145-04 is an ongoing Phase 2, multicenter pivotal trial that will assess the safety and efficacy of lifileucel for the treatment of patients with recurrent, metastatic or persistent cervical cancer. In February 2019, lifileucel received Fast Track designation from the FDA for development in the treatment of cervical cancer with disease progression on or after chemotherapy. In March 2019, the protocol for this trial was amended to modify the primary endpoint of ORR to be determined by IRC. In May 2019, lifileucel received BTD from the FDA for development in the treatment of cervical cancer. Updated results from the C-145-04 clinical trial were reported at the ASCO annual meeting on June 1, 2019. In 27 patients with metastatic cervical cancer, treatment with lifileucel resulted in an ORR of 44%. In the study there were 3 complete responses and 9 partial responses. The DCR was 85%. Patients were heavily pretreated and had a mean of 2.4 prior therapies. The median DOR had not been reached. The median follow-up was 7.4 months. The adverse event profile was generally consistent with the underlying advanced disease and the profile of the lymphodepletion and IL-2 regimens.

Based on an End of Phase 2 meeting held with the FDA in June 2019, the FDA has acknowledged that results from the C-145-04 clinical trial may be sufficient to support registration of lifileucel in the treatment of patients with metastatic cervical cancer. In accordance with the FDA’s recommendations, the protocol was amended, to further define the patient population. In November 2019, in order to evaluate lifileucel in broader lines of therapy in cervical cancer, we have amended the C-145-04 trial to collect additional data on early-line patients as well as late-line patients. These additional cohorts also allow access to TIL therapy when the pivotal Cohort 1 is completed and also may support a request from FDA to provide expanded access to lifileucel. Enrollment in these additional cohorts will not impact the timing of the completion of the pivotal cohort nor the size of the registrational program. The C-145-04 trial currently consists of the following cohorts of cervical cancer patients with recurrent, persistent, or metastatic disease:

●	Cohort 1 has completed enrollment in patients who have progressed during or after chemotherapy;
●	Cohort 2 has closed enrollment to patients for treatment with lifileucel who have progressed during or after treatment with anti-PD-1/anti-PD-L1 checkpoint inhibitor;
●	Cohort 3 is enrolling patients who have not received prior systemic therapy for recurrent, metastatic, or persistent disease, and will explore safety and efficacy of the combination of the lifileucel regimen with pembrolizumab;
●	Cohort 4 includes patients who have been previously enrolled but are not considered within the registrational population, including patients dosed with product produced by our Gen 1 TIL manufacturing process; and
●	Cohort 5 will enroll patients for retreatment with LN-145 for patients who have progressed after initial treatment with lifileucel.

The sample size of the C-145-04 clinical trial is expected to include 138 patients from the appropriate patient populations across these five cohorts. As we continue our work to refine existing and develop new potency assays to support our BLA submission for lifileucel in the treatment of metastatic melanoma, Cohort 2 may be supportive for an expected BLA submission for lifileucel in cervical cancer to further address the emerging treatment landscape for this disease.

LN-145 for NSCLC

We are developing LN-145 to treat NSCLC. According to estimates from the SEER program, approximately 228,820 people were diagnosed with lung and bronchus cancers, and approximately 136,000 deaths occurred related to these cancers in the U.S. in 2020.

In November 2020, we announced that we had finalized the protocol for our potential registrational clinical trial in NSCLC, IOV-LUN-202, to investigate LN-145 in patients with recurrent or metastatic NSCLC, without driver mutations, who previously received a single line of approved systemic therapy of combined checkpoint inhibitor and chemotherapy. The IOV-LUN-202 clinical trial, which is open to recruitment as of January 2021, includes three cohorts. Cohorts 1 and 3 of the IOV-LUN-202 clinical trial will enroll patients with a PD-L1 tumor proportion score, or TPS, of less than one percent, and Cohort 2 will enroll patients with a PD-L1 TPS of greater than or equal to one percent. We intend to enroll patients in the IOV-LUN-202 clinical trial throughout 2021.

LN-145 for Head and Neck Cancer

We are also developing LN-145 to treat head and neck cancer. According to estimates from the SEER program, approximately 65,630 people were diagnosed with head and neck-related cancers, which are referred to by the SEER program as oral cavity, pharynx and larynx cancers, and approximately 14,500 head and neck-related cancer deaths occurred in the U.S. in 2020.

In June 2017, we enrolled our first patient in our ongoing Phase 2 trial, C-145-03, for the treatment of patients with recurrent and/or metastatic squamous cell carcinoma of the head and neck, who have failed one prior therapy. In 2018, preliminary data for 13 patients who were administered a mix of Gen 1 and Gen 2 products, was released showing an ORR of 31%, with 4 partial responses, with the DOR ranging from 2.8 to 7.6 months. Patients in the study had a median of three prior therapies. The safety findings from this study were also consistent with previous reports. The most common treatment emergent adverse events observed at the time of that data cut included chills, hypotension, pyrexia, hyponatremia, and anemia. As additional results are reported for the C-145-03 study, the safety profile of LN-145 may change. We changed the design of our C-145-03 trial so that enrolled patients would also be treated using either LN-145 produced from the Gen 3 manufacturing process or PD-1 selected TIL, or LN-145-S1, from the PD-1 selected TIL manufacturing process in two separate cohorts. In January 2021, we announced that we are closing the C-145-03 clinical trial after the trial reached its pre-specified enrollment target.

Lifileucel and LN-145 in Combination with Pembrolizumab and Other Immunotherapies

In addition to the trials for lifileucel and LN-145 mentioned above, we are developing these products in alone or in combination with pembrolizumab or other immunotherapies for melanoma, head and neck and NSCLC in our clinical trial IOV-COM-202, a Phase 2, multicenter trial that is composed of seven cohorts. In May 2019, we reported that the first patient was dosed in the IOV-COM-202 trial. In addition to the U.S., the IOV-COM-202 trial has also received regulatory approval in Canada and in certain European countries. In January 2021, we announced that we were adding two additional cohorts to the IOV-COM-202 trial, Cohorts 1C and 3C, as described below. The IOV-COM-202 trial now consists of the following cohorts of patients:

●	Cohort 1A is enrolling at least 12 patients with advanced unresectable or metastatic melanoma who have not received prior immunotherapy, including checkpoint inhibitors such as anti-PD-1/anti-PD-L1 therapy, for treatment with lifileucel in combination with pembrolizumab;
●	Cohort 1B is enrolling up to 27 melanoma patients who have progressed during or after treatment with anti-PD-1/anti-PD-L1 checkpoint inhibitor and if BRAF mutant, after BRAF or BRAF/MEK inhibitor therapy for treatment with LN-145-S1;
●	Cohort 1C will enroll up to 27 melanoma patients who have progressed during or after treatment with anti-PD-1/anti-PD-L1 checkpoint inhibitor and if BRAF mutant, after BRAF or BRAF/MEK inhibitor therapy, for treatment with LN-145 manufactured using our Gen 3 process;
●	Cohort 2A is enrolling at least 19 patients with advanced, recurrent, or metastatic HNSCC who are naïve to prior immunotherapy including anti-PD-1/anti-PD-L1 therapy, for treatment with LN-145 in combination with pembrolizumab;
●	Cohort 3A is enrolling at least 12 patients with NSCLC who are naïve to prior immunotherapy including anti-PD-1/anti-PD-L1 therapy, for treatment with LN-145 in combination with pembrolizumab;
●	Cohort 3B is enrolling at least 12 patients with NSCLC who have previously received systemic therapy, which could include checkpoint inhibitors or tyrosine kinase inhibitors, for treatment with LN-145 alone; and
●	Cohort 3C will enroll up to 26 patients with NSCLC who have progressed after initial treatment with lifileucel.

The sample size of the IOV-COM-202 clinical trial is expected to include up to 135 patients from the appropriate patient populations across these seven cohorts.

We reported results from ongoing Cohort 2A of the IOV-COM-202 trial at the SITC meeting in November 2020 as follows. As of October 16, 2020, nine HNSCC patients have received LN-145 plus pembrolizumab with a median duration of follow up of 8.6 months. Nine and eight patients were evaluable for safety and efficacy, respectively. Four patients had a confirmed, objective response with an ORR of 44% including one complete response and three partial responses. Median DOR was not reached. The disease control rate at data cutoff was 89% in nine patients, and seven of the eight evaluable patients, 87.5%, had a reduction in target lesions. The median number of prior therapies was 1.0 with 89% of the patients having received prior chemotherapy. Four patients were human papilloma virus, or HPV, positive, three patients were HPV negative, and two patients had unknown HPV status. The treatment emergent adverse event, or TEAE, profile was consistent with the underlying advanced disease and the known adverse event profiles of pembrolizumab, lymphodepletion, and IL-2 regimens. The most common TEAEs, occurring in more than 50% of evaluable subjects, were chills, anemia, hypotension, nausea, pyrexia, and thrombocytopenia.

IOV-2001 PBL for CLL or SLL

In November 2019, we announced that our investigational new drug application, or IND, for IOV-2001 was approved by the FDA and that our sponsored clinical trial using this therapy, IOV-CLL-01, was cleared to proceed. IOV-2001 is a non-genetically modified, polyclonal T cell product that is manufactured using a nine-day process from 50 mL of patient's blood. IOV-CLL-01 is a Phase 1/2 clinical trial evaluating the safety and efficacy of IOV-2001 in patients with relapsed or refractory CLL or SLL. The IOV-CLL-01 trial is expected to enroll up to approximately 70 patients.

Investigator-Sponsored Clinical Trials

TIL in Other Solid Tumor Indications

We are collaborating with MDACC on clinical trials to evaluate TIL therapy in sarcomas, ovarian, colorectal, thyroid, and pancreatic cancers. These trials, NCT03610490 and NCT03449108, began enrolling patients in 2018. Patients in these trials are being treated with LN-145 or LN-145-S1 manufactured by us and TIL manufactured by MDACC.

We are also collaborating with Yale University on a clinical trial to evaluate TIL therapy in TNBC, which opened for enrollment in 2020. Patients in this trial will be treated with LN-145 manufactured by us.

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

We provide funding for a clinical trial, NCT03215810, conducted by Moffitt, which seeks to evaluate TIL therapy in combination with the checkpoint inhibitor nivolumab in NSCLC. This study is closed to enrollment. An additional clinical trial, NCT02652455, is being conducted by Moffitt to evaluate TIL therapy in combination with nivolumab in metastatic melanoma. We have also previously collaborated with Moffitt on a clinical trial, NCT01701674, to evaluate TIL therapy in combination with the CTLA-4 checkpoint inhibitor ipilimumab.

In 2019, we entered into a collaboration with Moffitt to fund a Phase 1 trial of lymphodepletion plus TIL therapy with high-dose IL-2 in adolescent and young adult patients with soft tissue sarcoma in clinical trial NCT04052334.

Under our CRADA, we are collaborating with the NCI on a clinical trial, NCT02621021, to evaluate TIL therapy in combination with the checkpoint inhibitor pembrolizumab in a 170-patient clinical trial in patients with advanced melanoma. Enrollment in this trial is currently suspended.

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

We believe that adoptive cell therapy, with the use of human cells as therapeutic entities to reengage the immune system, may be a significant advancement in the treatment of cancer. These one-time cellular therapies may avoid the long-term side effects associated with current treatments and have the potential to be effective. We believe TIL therapy, in particular, has the potential to treat solid tumors by increasing the effectiveness and number of a patient’s cancer-specific T cells. TIL therapy is polyclonal, and we believe that it is capable of targeting multiple tumor antigens on cancer cells. Furthermore, the non-myeloablative, or NMA, lymphodepleting chemotherapy administered prior to TIL infusion is capable of suppressing the hostile tumor microenvironment, which we believe will enhance the efficacy of TIL therapy.

Tumor-Infiltrating Lymphocytes

TIL therapy involves the following steps:

1.	Excision: A surgical biopsy is conducted to remove about 1.5 cm of the tumor
2.	Extraction: The tumor is fragmented and placed in media for TIL to leave the tumor
3.	Expansion: TIL are expanded exponentially ex vivo to yield 10[9] – 10[11] TIL
4.	Preparation and Infusion: The patient receives NMA lymphodepletion to eliminate potentially suppressive tumor microenvironment and maximize engraftment and potential potency of TIL therapy; the patient is infused with their expanded TIL and up to 6 doses of IL-2 to promote activation, proliferation and anti-tumor cytolytic activity of TIL

Currently, our Gen 2 manufacturing process takes 22 days from receipt of the patient’s tumor at the manufacturing facility until shipping of the final TIL product to the institution for infusion of the TIL back into the patient. We currently treat patients with a single infusion of TIL product, although our protocols allow for evaluation of more than one administration of TIL product. After infusion, TIL can potentially infiltrate the tumor microenvironment to eliminate large numbers of cancer cells. TIL can also further proliferate in the body. TIL therapy can potentially overcome several mechanisms of tumor escape to which endogenous T cells may be susceptible due to the hostile tumor microenvironment. In September 2020, we reported data at the European Society for Medical Oncology conference highlighting the reinvigoration of TIL during the Gen 2 manufacturing process.

Historical Clinical Results with TIL in Metastatic Melanoma

To date, hundreds of metastatic melanoma patients have already been treated with TIL therapy produced locally using different manufacturing methods at different academic institutions and hospitals in the U.S., Europe, Canada, and Israel. At NCI, clinical responses have been relatively consistent in several trials: over 50% of the melanoma patients treated with TIL have an objective response (i.e., tumor regression of 30% or more, as defined by RECIST criteria) and approximately 22-24% of patients have a complete response (tumor regression of 100%) with no evidence of disease remaining after only one administration. Most patients who have had a complete response remained in response in 3-7 years of follow up. Furthermore, patients can respond to TIL therapy regardless of their prior therapies.

In September 2015, Dr. Steven Rosenberg, a recognized pioneer in immuno-oncology and adoptive cell therapy using TIL, presented updated findings from a Phase 2 clinical trial of TIL therapy in metastatic melanoma at the American Association for Cancer Research Inaugural International Cancer Immunotherapy Conference. Data was presented from a 101 patient, Phase 2 clinical trial conducted at the NCI. In the trial, patients with advanced metastatic melanoma were equally divided in two groups. Both groups were treated according to a standard TIL protocol using NMA chemotherapy, with the second group also receiving total body irradiation, or TBI. 54% of the patients treated with TIL therapy achieved an objective response. An objective response occurs when there is a complete remission or a partial remission of the tumor. Out of the 101 patients, 24, or 24%, had experienced a complete remission and 23 of the 24, or 96%, showed ongoing durability of this response at 30 to 47 months following treatment, at the time of publication. Median follow-up time was approximately 40.9 months. Overall survival, or OS, was approximately 80% at 12 months, and median OS had not yet been achieved. Median progression-free survival was approximately 8-10 months. This observation was also presented by Dr. Stephanie Goff at the 2016 ASCO meeting and published in the Journal of Clinical Oncology in June 2016. At the ASCO 2018 meeting, Dr. Goff presented updated findings from the trial. Patients that had prior anti PD-1 treatment had an ORR of 20-25%.

Overall Survival of patients in TIL ± TBI clinical trial

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

Safety

We continue to enroll patients in our ongoing clinical programs and we closely monitor our studies to learn about all safety events occurring, as described elsewhere in this Annual Report on Form 10-K. Some of these events may be associated with TIL therapy. Historically, the largest set of data for TIL therapy was generated by the NCI as part of their multiple clinical studies. Per publications from the NCI, toxicities or adverse events during TIL therapy have been mostly associated with either the lymphodepletion regimen or the high-dose IL-2 therapy given after TIL infusion as described by Goff et al. in the Journal of Clinical Oncology in June 2016. The standard approach to the administration of high-dose IL-2 is to continue dosing until patients can no longer tolerate treatment. Our trials, however, have limited administration of IL-2 to up to 6 doses.

Next Generation TIL Product Strategies

We are developing next generation TIL products using owned and licensed intellectual property rights, in some cases in combination with collaborators such as Cellectis and CHUM, as described elsewhere in this Annual Report on Form 10-K. These products include both genetically-modified TIL and PD-1 selected TIL therapies. We are also developing PBL therapy for CLL and SLL.

Process Development, Manufacturing, and Manufacturing Agreements

Our first generation TIL manufacturing process was based on the NCI’s original manufacturing and processing of TIL, which we modified so that it could be reproduced in a cGMP environment. This first-generation process expanded the number of TIL over a 5 to 6 week period and produced a non-cryopreserved product for administration to the patient. Our Gen 2 TIL manufacturing process, which was developed by our internal research and process development team, shortens the manufacturing process to 22 days while allowing for a cryopreserved product. The Gen 2 process is currently in use in almost all of our trials in which we manufacture TIL products, including lifileucel and LN-145. We have selected Gen 2 for product registration and ongoing and future TIL clinical development, although we continue to develop new TIL manufacturing processes. We have developed a third-generation manufacturing process, known as Gen 3 which has a shorter manufacturing process than Gen 2. We are testing Gen 3 in multiple clinical trials, as described elsewhere in this Annual Report on Form 10-K. We have also developed a manufacturing process that specifically selects for TIL that are PD-1 positive. This product is known as LN-145-S1.

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

We have completed most construction and commissioning activities for our own manufacturing facility to manufacture TIL product using the Gen 2 manufacturing process. In addition, we have entered into MSAs with WuXi, Moffitt, and PharmaCell, which was acquired by Lonza, pursuant to which they have agreed to manufacture, package, ship and handle quality assurance and quality control of certain clinical trials for our TIL products working closely with our employees. We have two suites for clinical manufacturing at WuXi, and one of two suites is also available to manufacture TIL for commercial use. Cell processing activities are conducted at all facilities under cGMP, using qualified equipment and materials. We believe that all materials and components utilized in the production of the final TIL product are readily available from qualified suppliers. We expect to rely on our own manufacturing facility and these CMOs to meet anticipated clinical trial and if approved, commercial demands. In the future, we may rely on them or other third parties, or our own manufacturing capabilities for the manufacturing and processing of TIL-based product candidates for our clinical trials.

To meet projected needs for commercial quantities of TIL products, we have built our own commercial manufacturing facility, which is expected to begin clinical manufacturing of TIL products in 2021. Developing our own manufacturing capabilities may be costlier than we anticipate or result in significant delays. If we are unable to develop our own manufacturing capabilities, we may need to rely on CMOs, including both current and alternate suppliers, to ensure sufficient capacity is available for commercial purposes.

Orphan Drug Designations

During 2015, we received an Orphan Drug Designation, or ODD, for lifileucel in the U.S. to treat malignant melanoma stages IIB-IV. If approved, an ODD provides seven years of market exclusivity in the U.S., subject to certain limited exceptions. However, an ODD does not convey any advantage in, or shorten the duration of, the regulatory review or approval process. The benefits and limitations of ODD are described in more detail elsewhere in this Annual Report on Form 10-K.

During 2018, we received an ODD from the FDA for lifileucel for the treatment of cervical cancer with a tumor size of greater than 2 cm in diameter.

Fast Track Designations

In August 2017, we announced that the FDA had granted Fast Track designation for lifileucel for the treatment of advanced melanoma. The FDA’s Fast Track process is designed to facilitate the development and expedite the review of drugs that treat serious conditions and fill an unmet medical need. Fast Track designation allows more frequent meetings and communications with the FDA to discuss the drug’s development plans and review process. The Fast Track designation also allows for the possibility for rolling review of a BLA by FDA, and also potential eligibility (if criteria are met) for accelerated approval. In 2019, we announced that the FDA had granted Fast Track designation for lifileucel in the treatment of metastatic cervical cancer.

Regenerative Medicine Advanced Therapy Designation

In October 2018, we announced that the FDA had granted RMAT designation for lifileucel for the treatment of patients with metastatic melanoma. The RMAT designation is based on data provided to the FDA from our C-144-01 trial. RMAT designation is granted for regenerative medicine drugs and allows for increased access to FDA during development. Under this designation, surrogate endpoints can be used to receive approval for a product, accelerated approval may be granted, and a rolling review of a BLA may be permitted by FDA.

Breakthrough Therapy Designation

In May 2019, we announced that the FDA had granted Breakthrough Therapy Designation, or BTD, for lifileucel for the treatment of patients with metastatic cervical cancer.  The BTD was granted based on data provided to the FDA from our C-145-04 trial. Under a BTD, the FDA may take actions that help expedite the development and review of the application for a product candidate, including seeking to provide timely advice and interactive communications to the sponsor with intensive guidance during development, to help the sponsor design and conduct a more efficient development program. Product candidates with BTD may be suitable for alternative clinical trial designs when scientifically appropriate, which may result in smaller trials or more efficient trials that require less time to complete. BTD also allows the sponsor to file sections of the BLA on an ongoing basis for rolling review where the FDA may consider beginning review portions of a marketing application before the full submission is complete. In addition, BTD status allows for the potential to request priority review of our BLA at the time of BLA submission if supported by clinical data. The clinical evidence needed to support breakthrough designation is preliminary, and the FDA has authority to rescind a BTD if a product candidate no longer meets the qualifying criteria.

Commercialization Plan

We currently have limited sales, marketing or commercial product distribution capabilities and as a company we have no experience in commercializing cell therapy products. We are continuing to build our U.S. commercial and medical affairs infrastructure and intend to build our own global commercialization capabilities over time in certain geographies for our TIL product candidates including lifileucel for metastatic melanoma and cervical cancer. If any of our TIL product candidates are approved, we expect to commercialize those products in the U.S. with an experienced sales, marketing, payer access and distribution organization including a national specialty oncology sales force. We have started and continue to build a dedicated team of medical affairs professionals to help educate health professionals about our TIL therapy and to assist in any training necessary for individual centers to administer our therapy. Outside the U.S., we are in the process of defining our regulatory and commercial strategy. As additional product candidates advance through our pipeline, our commercial plans will evolve as we consider elements such as the market potential.

The five primary areas of our pre-launch efforts include:

●	center engagement for commercial launch;
●	development of a close collaboration with healthcare professionals, or HCPs, who will be handling or administering our product;
●	operational excellence by us in provision of our product;
●	communication with payors; and
●	building a patient-centric organization

To date, in the U.S., lifileucel has been administered in 20 centers for melanoma and 17 centers for cervical cancer. We anticipate that centers with prior TIL experience will be among the initial targets for launch upon approval, as well as other centers.

Intellectual Property

Intellectual property is of importance in our field and in biotechnology generally. We seek to protect and enhance proprietary technology, inventions, and improvements that are commercially important to the development of our business by seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. We also plan to rely on regulatory protection afforded through ODDs, available regulatory exclusivities and patent term extensions where available. To achieve this objective, a strategic focus for us has been to develop our own intellectual property, while also identifying and licensing patents that provide protection and serve as an optimal platform to enhance our intellectual property and technology base. We expect to further develop our patent portfolio as a strategic focus in 2021.

We have developed our own patent portfolio based on internal research and development activities. As a result, we now own a number of pending patent applications and granted patents in the fields of TIL therapy, MIL therapy, and PBL therapy, TIL, MIL, and PBL manufacturing processes, and TIL, MIL, and PBL expansion methods. For example, we own more than twenty granted or allowed U.S. and international patents related to our Gen 2 TIL manufacturing process, including patents directed to compositions and methods of treatment in a broad range of cancers, such as U.S. Patent Nos. 10,130,659, 10,166,257, 10,272,113, 10,363,273, 10,398,734, 10,420,799, 10,463,697, 10,537,595, 10,646,517, 10,653,723, 10,693,330, 10,695,372, 10,894,063, and 10,905,718. We anticipate that the terms of these patents related to Gen 2 manufacturing processes will extend to January 2038, not including any patent term extensions or adjustments that may be available. Our owned and licensed intellectual property portfolio also includes patent applications relating to TIL, MIL, and PBL therapies; frozen tumor-based TIL technologies; remnant TIL and digest TIL compositions, methods and processes; methods of treatment of a broad range of cancers using TIL therapies; methods of manufacturing TIL, MIL, and PBL therapies; the use of costimulatory molecules in TIL therapy and manufacturing; stable and transient genetically-modified TIL therapies; methods of using immune checkpoint inhibitors in combination with TIL therapies; TIL selection technologies; and methods of treating patient subpopulations.

Research, Development and License Agreements

Currently, preclinical research and development is conducted primarily at our own internal research and development laboratory in Tampa, Florida, and additionally with the NCI, Moffitt, and MDACC, as described below. We also have entered into preclinical collaborations with MDACC. We sponsor our own clinical trials and also collaborate on investigator-sponsored clinical trials with the NCI, Moffitt, and MDACC.

In addition, we hold exclusive, co-exclusive, and non-exclusive licenses to certain patent and other intellectual property rights with the National Institutes of Health, or NIH, an agency of the U.S. Public Health Service within the Department of Health and Human Services, Moffitt, MDACC, Novartis, and Cellectis as described in this Annual Report on Form 10-K.

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

Patent License Agreement Related to the Development and Manufacture of TIL

Effective October 5, 2011, we entered into an Exclusive Patent License Agreement, or the Patent License Agreement, with the NIH, an agency of the U.S. Public Health Service within the Department of Health and Human Services, which was subsequently amended on February 9, 2015 and October 2, 2015. Pursuant to the Patent License Agreement as amended, the NIH granted us licenses, including exclusive, co-exclusive, and non-exclusive licenses, to certain technologies relating to autologous tumor infiltrating lymphocyte adoptive cell therapy products for the treatment of metastatic melanoma, lung, breast, bladder and HPV-positive cancers. The Patent License Agreement requires us to pay royalties based on a percentage of net sales (which percentage is in the mid-single digits), a percentage of revenues from sublicensing arrangements, and lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications and other direct costs incurred by the NIH pursuant to the agreement. We anticipate making a milestone payment in conjunction with the submission of a BLA for any of our product candidates covered by the Patent License Agreement.

Exclusive Patent License Agreement Related to TIL Selection

On February 10, 2015, we entered into an exclusive patent license Agreement, or the Exclusive Patent License Agreement, with the NIH under which we received an exclusive license to the NIH’s rights to patent-pending technologies related to methods for improving adoptive cell therapy through more potent and efficient production of TIL from melanoma tumors by selecting for T cell populations that express various inhibitory receptors. Unless terminated sooner, the license shall remain in effect until the last licensed patent right expires. Under the Exclusive Patent License Agreement, we agreed to pay customary royalties based on a percentage of net sales of a licensed product (which percentage is in the mid-single digits), a percentage of revenues from sublicensing arrangements, and lump sum benchmark payments upon the successful completion of clinical studies involving licensed technologies, the receipt of the first FDA approval or foreign equivalent for a licensed product or process resulting from the licensed technologies, the first commercial sale of a licensed product or process in the U.S., and the first commercial sale of a licensed product or process in any foreign country.

H. Lee Moffitt Cancer Center

Research Collaboration and Clinical Grant Agreements with Moffitt

In December 2016, we entered into a new three-year Sponsored Research Agreement with H. Lee Moffitt Cancer Center, or Moffitt, which expired in December 2019. In June 2020, we entered into a new Sponsored Research Agreement with Moffitt, with a term that ends either upon completion of the research thereunder or on July 1, 2022, whichever is sooner, and under which immaterial payments will be made to Moffitt in connection with the research services thereunder. Further, we entered into a clinical grant agreement with Moffitt in December 2016 under which we provide support for an ongoing clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with metastatic melanoma. In June 2017, we entered into a second clinical grant agreement with Moffitt to support a new clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with non-small cell lung cancer, under which we obtained a non-exclusive, royalty-free license to any new Moffitt inventions made in the performance of the agreement. Under both clinical grant agreements with Moffit, we have non-exclusive rights to clinical data arising from the respective clinical trials.

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

Pursuant to the First Moffitt License, we paid an upfront licensing fee in the amount of $0.1 million. A patent issuance fee will also be payable under the First Moffitt License, upon the issuance of the first U.S. patent covering the subject technology. In addition, we agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales (which percentage is in the low single digits) and sublicensing payments, as applicable, and annual minimum royalties beginning with the first sale of products based on the licensed technologies, which minimum royalties will be credited against the percentage royalty payments otherwise payable in that year. We will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the First Moffitt License related to the treatment of any cancers in the U.S., Europe and Japan and in other countries designated by us in agreement with Moffitt.

We entered into a license agreement with Moffitt in May 2018, or the Second Moffitt License, under which we received a license to Moffitt’s rights to patent-pending technologies related to the use of 4-1BB agonists in conjunction with TIL manufacturing processes and therapies. We continue to develop TIL therapies using a 4-1BB agonist in manufacturing in conjunction with M.D. Anderson Cancer Center. Pursuant to the Second Moffitt License, we paid an upfront licensing fee in the amount of $0.1 million in 2018. An annual license maintenance fee will be also payable commencing on the first anniversary of the effective date. In addition, we agreed to pay an annual commercial use payment for each indication for which a first sale has occurred, which in the aggregate amounts to up to $0.4 million a year.

M.D. Anderson Cancer Center

On April 2017, we entered into a Strategic Alliance Agreement, or the SAA, with MDACC under which we and MDACC agreed to conduct clinical and preclinical research studies. We agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA. In return, we acquired all rights to inventions resulting from the studies and have been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of MDACC reasonably necessary to exploit, including the commercialization thereof. We have also been granted certain rights in clinical data generated by MDACC outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt by us of all deliverables due from MDACC thereunder. In May 2017, we made a prepayment of $1.4 million under this agreement. In light of the disease caused by the novel coronavirus, SARS-CoV-2, which was declared a public health emergency on January 31, 2020, under section 319 of the Public Health Service Act (42 U.S.C. 247d) by the Secretary of Health and Human Services, and which we refer to herein as the COVID-19 pandemic, MDACC temporarily suspended their research programs and decommissioned their research labs, and as a result, enrollment in our MDACC-sponsored studies under the SAA was temporarily paused in the first half 2020, but has since been restarted.

WuXi

In November 2016, we entered into a three-year manufacturing and services agreement, or MSA, with WuXi pursuant to which WuXi agreed to provide manufacturing and other services, which has since been amended and assigned to our subsidiary Iovance Biotherapeutics Manufacturing LLC. Under the agreement, we entered into two statements of work for two cGMP manufacturing suites to be established and operated by WuXi for us, and both of the suites are expected to be capable of being used for the commercial manufacturing of our products. The statements of work for the first suites were amended in 2019 and September 2020, and the second suite was amended in 2019. The statements of work for facility include a fixed component to reserve a dedicated suite and a trained work force and a variable component, mainly materials and testing used during the manufacturing processes. Both statements of work provide for adjustments to the targeted production capacity levels and corresponding fixed quarterly fees upon written notice from us of 30 and 90 days for the first and second dedicated suites, respectively. The terms of the related statements of work for the first and second dedicated manufacturing suites currently extend to August 2022 and June 2021, respectively.

Cellectis

In June 2018, we entered into a preclinical research collaboration with Cellectis S.A., or Cellectis, a clinical-stage biopharmaceutical company, to investigate TALEN for genetic editing in conjunction with TIL therapy. In January 2020, we entered into a research collaboration and exclusive worldwide license agreement whereby we licensed gene-editing technology from Cellectis, in order to develop TIL therapies that have been genetically edited. Financial terms of the license include development, regulatory and sales milestone payments from us to Cellectis, as well as royalty payments based on net sales of TALEN-modified TIL products.

Novartis

In January 2020, we obtained a license from Novartis Pharma AG, or Novartis, to develop and commercialize an antibody cytokine engrafted protein, which we refer to as IOV-3001. Under the agreement, we have paid an upfront payment to Novartis and may pay future milestones related to initiation of patient dosing in various phases of clinical development for IOV-3001 and approval of the product in the U.S., EU and Japan. Novartis is also entitled to low-to-mid single digit percentage royalties from commercial sales of the product.

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

Due to the promising clinical therapeutic effect of their therapies in clinical exploratory trials, we anticipate substantial direct competition from other organizations developing advanced T cell therapies targeting patients who have received prior anti-PD-1/PD-L1 therapies. In particular, we expect to compete with other new therapies for our lead indications developed by companies such as Bristol-Myers Squibb, Merck, Nektar Therapeutics, Idera Pharmaceuticals, Checkmate Pharmaceuticals, OncoSec Medical, Instil Bio, Achilles Therapeutics, WindMIL Therapeutics, Seagen, and others. We also may compete with therapies based on genetically engineered T cell receptors rendered reactive against tumor-associated antigens prior to their administration to patients, as well as TIL therapies that are designed to be specific to neoantigens, including products developed by Adaptimmune, Ziopharm Therapeutics, Marker Therapeutics, and others. To date, these technologies have been primarily applicable to hematologic malignancies, but their application in solid tumor indications may create competition with us.

Competition for late-stage melanoma patients may come, if approved, from several therapies currently under development. In 2020, Idera Pharmaceuticals reported results from an ongoing Phase 1/2 clinical trial of the TLR9 agonist tilsotolimod in combination with ipilimumab indicating an ORR of 22% in 53 melanoma patients who had previously received anti-PD-1 therapy. Idera Pharmaceuticals is currently conducting a Phase 3 trial of tilsotolimod in combination with ipilimumab in melanoma patients refractory to anti-PD-1 therapy. In 2020, OncoSec Medical announced preliminary results from an ongoing Phase 2 trial of intratumoral electroporation of plasmid IL-12, or tavokinogene telseplasmid, in combination with pembrolizumab, reporting an ORR of 30% in 54 melanoma patients. Checkmate Pharmaceuticals reported preliminary results from an ongoing Phase 1b clinical trial of the TLR9 agonist CMP-001 in combination with pembrolizumab indicating an ORR of 25% in 82 patients who had received prior anti-PD-1 therapy. Competition for late-stage cervical cancer patients also may arise from therapies under development by companies such as Seagen, which reported an ORR of 24% in 2020 from an ongoing trial of cervical cancer patients who progressed on standard therapy. We may also face competition for NSCLC patients from a large number of therapies that target specific, emerging driver mutations in populations that overlap with our patient populations of interest.

While other types of cancer immunotherapies may potentially be used in combination with TIL, such as checkpoint inhibitors, to enhance efficacy, we also expect substantial direct competition from other types of immunotherapies. We face competition from immunotherapy treatments offered by companies such as Amgen, AstraZeneca, Bristol-Myers Squibb, Merck, Pfizer, Regeneron, and Roche. Immunotherapies are also being pursued by several biotechnology companies as well as by large pharmaceutical companies. We cannot predict whether other types of immunotherapies may be enhanced and show greater efficacy. As a result, we may have direct and substantial competition from such immunotherapies in the future.

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

The process required by the FDA before biologic product candidates may be marketed in the U.S. generally involves the following:

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
●	FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the U.S., which must be updated periodically when changes are made.

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

The manufacture of investigational biologics for the conduct of human clinical trials is subject to cGMP requirements. Investigational biologics and active ingredients imported into the U.S. are also subject to regulation by the FDA relating to their labeling and distribution. Further, the export of investigational products outside of the U.S. is subject to regulatory requirements of the importing country as well as U.S. export requirements under the FDCA. Additional U.S. and foreign laws and regulations may also be applicable to the handling, import, export, and transportation of biological materials, including tissue samples.

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

In August 2017, we announced that the FDA had granted Fast Track designation for lifileucel for advanced metastatic melanoma. The Fast Track designation does not change the standards for approval but may expedite the development or approval process. In October 2018, we announced that lifileucel had received an RMAT designation for metastatic melanoma. In 2019, the FDA granted us a Fast Track designation and BTD for lifileucel for metastatic cervical cancer.

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant ODD to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 individuals in the U.S., or a patient population greater than 200,000 individuals in the U.S. and when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the U.S. will be recovered from sales in the U.S. for that drug or biologic. Additionally, sponsors must present a plausible hypothesis for clinical superiority to obtain ODD if there is a product already approved by the FDA that is intended for the same indication and that is considered by the FDA to be the same product as the already approved product. This hypothesis for clinical superiority must be demonstrated to obtain orphan exclusivity. ODD must be requested before submitting a BLA. After the FDA grants ODD, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

If a product that has ODD subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic, as sameness is defined in the FDA’s regulations, for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of ODD are tax credits for certain research, opportunities for certain research grant funding, and a waiver of the BLA application fees. The tax credit, however, was recently limited through Congress’s tax reform efforts. Despite these benefits, the ODD does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the U.S. may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. The FDA may also approve a product deemed to be the same as an approved orphan product for the same orphan indication, despite periods of exclusivity, if the new product is demonstrated to be clinically superior to the former product.

During 2015, we received an ODD for lifileucel in the U.S. to treat malignant melanoma stages IIB-IV. We plan to seek ODD for some or all of our other product candidates in specific orphan indications in which there is a medically plausible basis for the use of such products. During 2018, we received an ODD from the FDA for lifileucel for the treatment of cervical cancer with a tumor size of greater than 2 cm in diameter.

Market and Data Exclusivity and Biosimilars

While under the Biologics Price Competition and Innovation Act of 2009, or BPCIA, the FDA may eventually license products, as further described below, that are biosimilar to any of our product candidates that are approved, our products may receive periods of regulatory exclusivity, in addition to orphan drug exclusivity for those products with ODDs, providing additional protection from certain forms of competition. For instance, our products may receive 12 years of reference product exclusivity that begins running at the time of first licensure. During this 12-year time period, the FDA may not make an approval of a biosimilar product effective and may not accept a biosimilar application until after four years from the date of first licensure. However, certain changes and supplements to an approved BLA, and subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the exclusivity period. The PHSA also includes provisions governing patent litigation over patents that are directed to the reference products. The biosimilar product sponsor and reference product sponsor may, but are not required to, exchange certain patent and product information for the purpose of negotiating and determining the scope of patent litigation, including the patents to be asserted and challenged. Based on the outcome of negotiations surrounding the exchanged information, the reference product sponsor may bring a patent infringement suit and injunction proceedings against the biosimilar product sponsor. The biosimilar applicant may also be able to bring an action for declaratory judgment concerning the patent under certain circumstances.

The BPCIA created an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA-licensed reference biological product. Accordingly, if we receive FDA licensure, we may face competition from biosimilar products. Biosimilarity sufficient to reference a prior FDA-approved product requires a high similarity to the reference product notwithstanding minor differences in clinically inactive components, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical studies, animal studies, and at least one clinical trial, absent a waiver by the FDA. There must be no difference between the reference product and a biosimilar in conditions of use, route of administration, dosage form, and strength. A biosimilar product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

Pediatric Exclusivity and Patent Term Extension

Pediatric exclusivity is another type of non-patent marketing exclusivity in the U.S. and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity. Under the Best Pharmaceuticals for Children Act, a six-month exclusivity may be granted if a sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA, whatever regulatory periods of exclusivity that already cover the product are extended by six months. Pediatric exclusivity is thus an “add-on” exclusivity and is unique in this regard among the various regulatory exclusivities provided by FDA. The FDA can also require pediatric studies of a drug submitted in a new drug application if the FDA determines that the product is likely to be used in a substantial number of pediatric patients, or if the product would provide a meaningful benefit in the pediatric population over existing treatments. This requirement may be waived in certain circumstances, for example, where the indication does not occur or is not highly prevent in the pediatric population.

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

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the long-term stability of the product. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments and list their products with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other applicable laws. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including, among other things, withdrawal of approval, recall or withdrawal of the product from the market. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval or notification before being implemented. Other types of changes to the approved product, such as adding new indications and claims to the product labeling, are also subject to further FDA review and approval.

Commercial products must meet the requirements of the Drug Supply Chain Security Act, or DSCSA, which imposes obligations on manufacturers of prescription biopharmaceutical products for commercial distribution, regulating the distribution of the products at the federal level, and sets certain standards for federal or state registration and compliance of entities in the supply chain, including manufacturers and repackagers, wholesale distributors, third-party logistics providers, and dispensers. The DSCSA preempts previously enacted state laws and the pedigree requirements of the Prescription Drug Marketing Act, or PDMA. Trading partners within the drug supply chain must now ensure certain product tracing requirements are met that they are doing business with other authorized trading partners; and they are required to exchange transaction information, transaction history, and transaction statements. Product identifier information, an aspect of the product tracing scheme, is required. The DSCSA requirements, development of standards, and the system for product tracing have been and will continue to be phased in over a period of years, with the FDA indicating that it would exercise enforcement discretion on certain aspects due to the COVID-19 pandemic. The distribution of product samples continues to be regulated under the PDMA, and some states also impose regulations on drug sample distribution.

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

Additional Biologic Requirements

To help reduce the increased risk of the introduction of adventitious agents, the PHSA emphasizes the importance of manufacturing controls for products whose attributes cannot be precisely defined. The PHSA also provides authority to the FDA to immediately suspend licenses in situations where there exists a danger to public health, to prepare or procure products in the event of shortages and critical public health needs, and to authorize the creation and enforcement of regulations to prevent the introduction or spread of communicable diseases in the U.S. and between states.

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

Other Healthcare Laws and Compliance Requirements

Our sales, promotion, medical education and other activities following product approval will be subject to regulation by numerous regulatory and law enforcement authorities in the U.S., and in addition to the FDA, these entities may include the Federal Trade Commission, the Department of Justice, the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services and state and local governments. Our promotional and scientific/educational programs must comply with the federal Anti-Kickback Statute, or AKS, the Foreign Corrupt Practices Act, or FCPA, the False Claims Act, or FCA, the Veterans Health Care Act, physician payment transparency laws, privacy laws, security laws, and additional state laws similar to the foregoing.

The federal AKS prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs, in whole or in part. The term remuneration has been interpreted broadly to include anything of value. The federal AKS has been interpreted broadly to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. The term "remuneration" includes kickbacks, bribes or rebates and also has been broadly interpreted to include anything of value, including, for example, gifts, discounts, waivers of payment, ownership interest and providing anything at less than its fair market value. Additionally, the intent standard under the federal AKS provides that a person or entity need not have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, a claim including items or services resulting from a violation of the federal AKS constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution or other regulatory sanctions. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the AKS. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Our practices may not in all cases meet all the criteria for protection under a statutory exception or regulatory safe harbor. The safe harbors are subject to change through legislative and regulatory action, and we may decide to adjust our business practices or be subject to heightened scrutiny as a result.

The civil monetary penalties statute imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim for payment, or approval to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

The FCA imposes liability on persons who, among other things, knowingly present or cause to be presented false or fraudulent claims for payment to, or approval by the federal government knowingly making or using, or causing to be made or used a false statement or record material to a claim to the federal government, or avoiding, decreasing or concealing an obligation to pay money to the federal government. A claim includes "any request or demand" for money or property presented directly or indirectly to the federal government. The civil FCA has been or can be used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price and Average Manufacturer Price, improper promotion of uses not expressly approved by the FDA in a drug’s label, false statements associated with government grants, and allegations of misrepresentations with respect to services rendered, as well as claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. FCA claims may be based on noncompliance with regulatory requirements under an implied certification theory if material to the government’s decision to buy or pay for a drug. Intent to deceive is not required to establish liability under the civil FCA. Civil FCA liability may also be imposed for Medicare or Medicaid overpayments caused by understated rebate amounts that are not refunded within 60 days of discovering the overpayment, even if the overpayment was not caused by a false or fraudulent act. Actions under the FCA may be brought by the government or as a qui tam action by a private individual in the name of the government. If the government intervenes in a qui tam action, and prevails, the qui tam plaintiff will share in the proceeds from damages and fines or settlement funds. If the government declines to intervene, the qui tam plaintiff may pursue the case alone. Violations of the FCA can result in significant monetary penalties and treble damages. The government may further prosecute conduct under the criminal FCA, which prohibits the making or presenting of a claim to the government knowing the claim to be false, fictitious or fraudulent. Unlike the civil FCA, conviction requires proof of intent to submit a false claim. In addition, federal AKS violations (which may be alleged based on certain marketing practices, including allegations of off-label promotion) implicate the FCA.

The compliance and enforcement landscape, and related risk, is informed by government litigation and settlement precedent, Advisory Opinions, and Special Fraud Alerts.  Our approach to compliance may evolve over time in light of these types of developments.

Additionally, the FCPA, and similar worldwide anti-bribery laws, generally prohibit companies and their intermediaries from making, offering or authorizing improper payments or other items of value, directly or indirectly, to foreign officials, political parties, or candidates for the purpose of obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Activities that violate the FCPA, even if they occur wholly outside the U.S., can result in criminal and civil fines, imprisonment, disgorgement, oversight, and debarment from securing government contracts. We cannot assure you that our internal control policies and procedures will protect us from reckless or negligent acts committed by our employees, future distributors, partners, collaborators or agents. Violations of these laws, or allegations of such violations, could result in fines, penalties or prosecution and have a negative impact on our business, results of operations and reputation.

Payment or reimbursement of prescription drugs by Medicaid or Medicare requires manufacturers of the drugs to submit pricing information to the Centers for Medicare & Medicaid Services, or CMS. The Medicaid Drug Rebate statute requires manufacturers to calculate and report price points, which are used to determine Medicaid rebate payments shared between the states and the federal government and Medicaid payment rates for the drug. For drugs paid under Medicare Part B, manufacturers must also calculate and report their Average Sales Price or ASP, which is used to determine the Medicare Part B payment rate for the drug. Drugs that are approved under a BLA or a New Drug Application, or NDA, including 505(b)(2) drugs, are subject to an additional inflation penalty which can substantially increase rebate payments. In addition, for BLA and NDA drugs, the Veterans Health Care Act, or VHCA, requires manufacturers to calculate and report to the Veterans Administration, or VA, a different price called the Non‑Federal Average Manufacturing Price, which is used to determine the maximum price that can be charged to certain federal agencies, referred to as the Federal Ceiling Price, or FCP. Like the Medicaid rebate amount, the FCP includes an inflation penalty. A Department of Defense regulation requires manufacturers to provide this discount on drugs dispensed by retail pharmacies when paid by the TRICARE Program. All these price reporting requirements create risk of submitting false information to the government, and potential FCA liability.

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

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil penalties prohibits, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of whether the payor is public or private third-party, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense, and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters. A person or entity does not need to have actual knowledge of the statute, or the specific intent to violate it, to have committed a violation.

We may also be subject to data privacy and security laws and regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. While we would not be a “covered entity” under HIPAA, it is possible that we may enter into a service or business arrangement that would cause us to serve as a “business associates,” defined as a person or entity that performs certain functions or activities that involve the use or disclosure of protected health information in connection with providing a service for or on behalf of, or provide services to, a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect. The Department of Health and Human Services Office of Civil Rights, or the OCR, has increased its focus on compliance and continues to train state attorneys general for enforcement purposes.

Even for entities that are not deemed “covered entities” or “business associates” under HIPAA, according to the U.S. Federal Trade Commission, or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 USC § 45(a). The FTC expects a company's data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC's guidance for appropriately securing consumers' personal information is similar to what is required by the HIPAA Security Rule.

In addition to the laws discussed above, we may see more stringent state and federal privacy legislation in 2021 and beyond, as the increased cyber-attacks during the pandemic have heightened attention data privacy and security in the U.S. and other jurisdictions. We cannot predict where new legislation might arise, the scope of such legislation, or the potential impact to our business and operations.

Payments made to physicians and other healthcare providers, and other financial interests, have been the subject of a range of federal and state laws. The federal physician payment transparency requirements, sometimes referred to as the Physician Payments Sunshine Act, or the Sunshine Act, was created under the ACA. The Sunshine Act, among other things, imposes reporting requirements on drug manufacturers for payments or other transfers of value made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians, other healthcare providers, and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an additional aggregate of $1 million per year for “knowing failures,” for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. As of 2021, applicable manufacturers are subject to tracking payments and transfers of value to physician assistants, nurse practitioners, and other mid-level HCPs as well as physicians, with reporting relative to these mid-level practitioners beginning in 2022. Additionally, certain states also mandate implementation of commercial compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and other HCPs.

Analogous state laws and regulations, such as state anti-kickback and false claims laws, and other state laws addressing the pharmaceutical and healthcare industries, which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and in some cases may apply regardless of payor, i.e., even if reimbursement is not available. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines, known as the PhRMA Code, and the relevant compliance program guidance promulgated by the federal government in addition to requiring drug manufacturers to report pricing and marketing information, including, among other things, information related to gifts, payments, or other remuneration to physicians and other healthcare providers or marketing expenditures, state and local laws that require the registration of pharmaceutical sales representatives, and state laws governing the privacy and security of health information and the use of prescriber-identifiable data in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, California enacted the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020 and was recently amended and expanded by the California Privacy Rights Act, or

CPRA, passed on November 3, 2020. While the majority of the CPRA’s substantive provisions will not take effect until January 1, 2023, the CPRA’s expansion of the “Right to Know” impacts personal information collected on or after January 1, 2022. Companies must still comply with the CCPA during the ramp up period before CPRA goes into effect. The CCPA and CPRA, among other things, create new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. It remains unclear what, if any, additional modifications will be made to the CPRA by the California legislature or how it will be interpreted. Therefore, the effects of the CCPA and CPRA are significant and will likely require us to modify our data processing practices, and may cause us to incur substantial costs and expenses to comply.

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

Medicare is a federally-funded program managed by CMS through local contractors that administer coverage and reimbursement for certain healthcare items and services furnished to the elderly and disabled. Medicare Part A covers inpatient hospitalization and Medicare Part B covers outpatient medical services. Medicare coverage of drugs and biological products and payment rates to providers are established by federal law and regulations. Medicaid is an insurance program for certain categories of low income patients who are otherwise uninsured and is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid and requires rebates on outpatient drugs and biological products, including those administered by physicians if the cost is billed separately. Each state creates specific regulations that govern its individual program, including supplemental rebate programs that prioritize coverage for drugs on the state Preferred Drug List. Government laws and regulations also establish price controls on prescription drugs purchased by government agencies that provide health care and certain federally funded hospital outpatient departments and clinics. In the U.S., private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government provides reimbursement through the Medicare or Medicaid programs for such products and services. These restrictions and limitations influence the purchase of healthcare services and products. In addition, government programs like Medicaid include substantial penalties for increasing commercial prices over the rate of inflation which can affect realization and return on investment. Further, some stakeholders have recently questioned whether the market price of prescription drugs may be inflated by virtue of the built-in cost imparted by the government rebate model, often negotiated indirectly in exchange for a coverage determination or formulary placement where relevant.

In the U.S., the European Union, and other potentially significant markets for our product candidates, government authorities and private third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. Manufacturers frequently must rebate a portion of the prescription price to the third‑party payors as a condition of coverage, which can greatly reduce realization on the sale. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy, and are developing increasingly sophisticated methods of controlling healthcare costs. They may limit coverage to specific drug products on an approved list, or formulary, which might not include all the FDA-approved drug products for a particular indication, or they may control costs, particularly for new expensive therapies, by requiring prior authorization or imposing other restrictions before covering certain products, or they may condition payment based on achieving performance metrics. Legislative proposals to reform healthcare or reduce costs under government programs may result in lower reimbursement for our product candidates or exclusion of our product candidates from coverage.

Achieving favorable CMS coverage and reimbursement is usually a significant gating issue for successful introduction of a new product, because Medicare and Medicaid can represent a sizeable share of the market and because private payors often rely on the lead of the governmental payors in rendering coverage and reimbursement determinations. Further, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in the European Union will likely put additional pressure on product pricing, reimbursement, and utilization, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, competition within therapeutic classes, availability of generic equivalents, judicial decisions and governmental laws and regulations related to Medicare, Medicaid, and healthcare reform, pharmaceutical coverage and reimbursement policies, and pricing in general. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Sales of our product candidates will therefore depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, such as Medicare and Medicaid, private health insurers, and other third-party payors.

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

Healthcare Reform

The U.S. and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major federal and state legislative initiatives.

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

In recent years, there have been and continue to be proposals by the federal government, state governments, regulators, and third-party payors to control these costs and, more generally, to reform the U.S. health care system. Certain of these proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products. These laws and future laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

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

Foreign Regulation

In addition to regulations in the U.S., we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products to the extent we choose to develop or sell any products outside of the U.S. The approval process varies from country to country and the time may be longer or shorter than that required to obtain FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

In the EU and the United Kingdom, member states require both regulatory clearances by the national competent authority and a favorable ethics committee opinion prior to the commencement of a clinical trial. Under the EU regulatory systems, marketing authorization applications may be submitted under either a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU member states. It is compulsory for medicines produced by certain biotechnological processes. Because our products are produced in that way, we would be subject to the centralized process. Under the centralized procedure, pharmaceutical companies submit a single marketing authorization application to the European Medicines Agency. Once granted by the European Commission, a centralized marketing authorization is valid in all EU member states, as well as the European Economic Area countries. By law, a company can only start to market a medicine once it has received a marketing authorization.

Employees and Human Capital Management

As of December 31, 2020, we had 241 employees, 176 of whom were engaged in research and development activities and 65 of whom were engaged in general and administrative support activities. None of our employees are subject to a collective bargaining agreement. Our employees are highly skilled, and many hold advanced degrees. Most of our employees have experience with the development of cell therapies. We consider our relationship with our employees to be good. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, a 401(k) plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among other benefits. We have taken proactive, aggressive action throughout the COVID-19 pandemic to protect the health and safety of our employees. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. We may take further actions, in compliance with all appropriate government regulations, that we determine to be in the best interest of our employees.

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

Risk Factors Summary

Our business is subject to a number of risks and uncertainties, including those risks discussed at length below. These risks include, among others, the following principal risk factors that make an investment in our company speculative or risky. You are encouraged to carefully review our full discussion of the material risk factors relevant to an investment in our business, which follows the brief bulleted list of our principal risk factors set forth below:

●	We are substantially dependent on the success of our product candidates and cannot guarantee that these product candidates will successfully complete development, receive regulatory approval, or be successfully commercialized;
●	We may encounter substantial delays in our clinical trials or may not be able to conduct our trials on the timelines we expect and we may be required to conduct additional clinical trials or modify current or future clinical trials based on feedback we receive from the FDA;
●	It may take longer and cost more to complete our clinical trials than we project, or we may not be able to complete them at all;
●	Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which would prevent or delay regulatory approval and commercialization;
●	The manufacture of our product candidates is complex, and we may encounter difficulties in production, particularly with respect to process development, quality control, or scaling-up of our manufacturing capabilities. If we, or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure;
●	Cell-based therapies and biologics rely on the availability of reagents, specialized equipment, and other specialty materials, which may not be available to us on acceptable terms or at all. For some of these reagents, equipment, and materials, we rely or may rely on sole source vendors or a limited number of vendors, which could impair our ability to manufacture and supply our products;
●	We collaborate with governmental, academic and corporate partners to improve and develop TIL therapies for new indications for use in combination with other therapies and to evaluate new TIL manufacturing methods, the results of which, because the manufacturing processes are not within our control, may be incorrect or unreliable;
●	We may need additional financing to fund our operations and complete the development and commercialization of our various product candidates, and if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our product candidates. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates;

●	We are subject to extensive regulation, which can be costly, time consuming and can subject us to unanticipated delays; even if we obtain regulatory approval for some of our products, those products may still face regulatory difficulties;
●	We are required to pay substantial royalties and lump sum benchmark payments under our license agreements with the NIH, Moffitt, Novartis, and Cellectis, and we must meet certain milestones to maintain our license rights;
●	Because our current products represent, and our other potential product candidates will represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, the market acceptance, third-party reimbursement coverage and the commercial potential of our product candidates;
●	No assurance can be given that the Gen 2 manufacturing process we have selected will be FDA-compliant, more efficient and lower the cost to manufacture TIL products;
●	We face significant competition from other biotechnology and pharmaceutical companies and from non-profit institutions;
●	Development of a product candidate intended for use in combination with an already approved product may present more or different challenges than development of a product candidate for use as a single agent;
●	A Fast Track product designation, Breakthrough Therapy designation or other designation to facilitate product candidate development may not lead to faster development or a faster regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval;
●	While lifileucel has received ODD for melanoma stages IIB-IV and for cervical cancer patients with tumors greater than 2 cm, there is no guarantee that we will be able to maintain this designation, receive these designations for any of our other product candidates, or receive or maintain any corresponding benefits, including periods of exclusivity;
●	As a condition of approval, the FDA may require that we implement various post-marketing requirements and conduct post-marketing studies, any of which would require a substantial investment of time, effort, and money, and which may limit our commercial prospects;
●	We may be unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, if they are approved, and as a result, we may be unable to generate product revenues;
●	If our product candidates do not achieve broad market acceptance, the revenues that we generate from their sales will be limited;
●	Our business could be adversely affected by the effects of health epidemics, including the recent spread of the COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations, including at our headquarters in San Carlos, California and at our manufacturing facility in Philadelphia, Pennsylvania, which are currently subject to state executive orders and shelter-in-place orders, and at our clinical trial sites, as well as the business or operations of our other manufacturers, CROs or other third parties with whom we conduct business;
●	We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth;
●	We may rely on third parties to perform many essential services for any products that we commercialize, including services related to distribution, government price reporting, customer service, accounts receivable management, cash collection, and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize our current or future product candidates will be significantly impacted and we may be subject to regulatory sanctions;
●	The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates;
●	Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions;
●	Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates profitably; and
●	Governments outside the U.S. tend to impose strict price controls, which may adversely affect our revenues, if any.

Risks Related to Our Business

We have a history of operating losses; we expect to continue to incur losses and we may never be profitable.

We are a clinical-stage biotechnology company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient's own immune system to eradicate cancer. We do not have products approved for commercial sale and have not generated revenue from operations. As of December 31, 2020, we had an accumulated deficit of $830.2 million. In addition, during the year ended December 31, 2020, we incurred a net loss of $259.6 million.

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

We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates or regulatory approval that will allow us to successfully commercialize our product candidates. If we do not receive FDA approval with the necessary conditions to allow successful commercialization, and then successfully commercialize our product candidates, we will not be able to generate revenue from those product candidates in the U.S. in the foreseeable future, or at all. Any significant delays in obtaining approval for and commercializing our product candidates will have a material adverse impact on our business and financial condition.

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

We may face risks due to the need to rely on third parties, including clinical trial sites.

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

Large-scale clinical trials require significant financial and management resources, and reliance on third-party clinical investigators, Contract Research Organizations, or CROs, Contract Manufacturing Organizations, or CMOs, or consultants. Relying on third-party clinical investigators, CROs or CMOs may force us to encounter delays and challenges that are outside of our control. We rely on CMOs in the U.S. and Europe to manufacture TIL for use in our trials. We may not be able to demonstrate sufficient comparability between products manufactured at different facilities to allow for inclusion of the clinical results from patients treated with products from these different facilities, or with our own manufacturing facility, in our product registrations. Further, our CMOs may not be able to manufacture TIL or otherwise fulfill their obligations to us because of interruptions to their business, including the loss of their key staff or interruptions to their raw material supply.

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

Our reliance on these third parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on the CROs, clinical trial sites, and other third parties does not relieve us of these oversight responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical trials are conducted in accordance with Good Laboratory Practices, or GLPs, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with GCPs for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections (including pre-approval inspections once a BLA is filed with the FDA) of trial sponsors, clinical investigators, trial sites and certain third parties including CMOs. If we, our CROs, clinical trial sites, or other third parties fail to comply with applicable GCPs or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations.

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

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any current or future clinical studies will be conducted as planned or completed on schedule, if at all, or that any of our product candidates will receive regulatory approval. We initiated clinical trials in patients with metastatic melanoma, cervical, head and neck and non-small cell lung cancers, and in other indications in collaboration with third parties. We have completed enrollment in the pivotal clinical trial for melanoma, C-144-01. In May 2020, we disclosed interim results for Cohort 4 of the C-144-01 clinical trial. Although the data is consistent with the Cohort 2 data read out at a similar median duration of study follow up, the interim results speak only to data available as of March 16, 2020, and although such data have been reviewed by the investigators, they have not been reviewed by IRC. We plan to initiate trials in new indications, and new cohorts in existing trials. Even as these trials progress, issues may arise that could require us to suspend or terminate such clinical trials or could cause the results of one cohort to differ from a prior cohort. For example, we may experience slower than anticipated enrollment in our pivotal clinical trials, which may consequently delay our BLA filing timelines or permit competitors to obtain approvals that may alter our BLA filing strategy. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely initiation or completion of clinical development, or product approval include:

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

●delay or change in strategic direction for an indication resulting from differences in results between cohorts in a clinical trial, such as Cohort 2 and Cohort 4 of the C-144-01 clinical trial or the previously disclosed preliminary results for the C-145-04 trial and the final patient population and results, including differences in patient population, such as differences that might arise due to the impact of the existing immunotherapy treatment landscape, or from different interpretations of investigator results by IRC;
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
●there may be changes to the therapeutics or their regulatory status which we are administering in combination with our product candidates;
●	delays in patient enrollment due to the ongoing COVID-19 pandemic;
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

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing changes to our product candidates, we may be required to, or we may elect to, conduct additional studies to bridge our modified product candidates to earlier versions. These changes may require FDA approval or notification, may not have their desired effect, or the FDA may not accept data from prior versions of the product to support an application, delaying our clinical trials or programs or necessitating additional clinical or preclinical studies. For example, while we currently intend to file our first BLA using our Gen 2 manufacturing process, in the future we may seek to commercialize other manufacturing processes, such as our Gen 3 manufacturing process or our PD-1 selected TIL manufacturing process. We may find that commercialization of these manufacturing processes has unintended consequences that necessitate additional development and manufacturing work or additional clinical and preclinical studies, or results in a refusal to file or non-approval of a BLA.

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

For budgeting and planning purposes, we have projected the date for the commencement of future trials, and continuation and completion of our ongoing clinical trials. However, a number of factors, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, and the ongoing COVID-19 pandemic, may cause significant delays. We may not commence or complete clinical trials involving any of our products as projected or may not conduct them successfully.

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

The clinical trials of our product candidates are, and the manufacturing and marketing of our products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. Because our product candidates are subject to regulation as biological drug products, we will need to demonstrate that they are safe, pure, and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use. The risk/benefit profile required for product licensure will vary depending on these factors and may include not only the ability to show tumor shrinkage, but also adequate duration of response, a delay in the progression of the disease, and/or an improvement in survival. For example, response rates from the use of our product candidates may not be sufficient to obtain regulatory approval unless we can also show an adequate duration of response. Regulatory authorities may ultimately disagree with our chosen endpoints or may find that our studies or study results do not support product approval. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates with small patient populations may not be predictive of the results of later-stage clinical trials or the results once the applicable clinical trials are completed. Preliminary, single cohort, or top-line results from clinical studies may not be representative of the final study results. The results of studies in one set of patients or line of treatment may not be predictive of those obtained in another and the results in various human clinical trials reported in scientific and medical literature may not be indicative of results we obtain in our clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Preclinical studies may also reveal unfavorable product candidate characteristics, including safety concerns.

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
●	the ongoing COVID-19 pandemic limiting our access to patients who would otherwise be eligible for enrollment, including treatment-naïve patients who may be more likely to seek standard of care therapies available at local treatment centers rather than enroll in a clinical trial at a larger hospital;
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

Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us, IRBs, DSMBs, or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Even if we were to receive product approval, such approval could be contingent on inclusion of unfavorable information in our product labeling, such as limitations on the indications for use for which the products may be marketed or distributed, a label with significant safety warnings, including boxed warnings, contraindications, and precautions, a label without statements necessary or desirable for successful commercialization, or requirements for costly post marketing testing and surveillance, or other requirements, including REMS, to monitor the safety or efficacy of the products, and in turn prevent us from commercializing and generating revenues from the sale of our current or future product candidates.

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

Currently, our product candidates are manufactured using processes developed or modified by us or by our third-party research institution collaborators that we may not intend to use for more advanced clinical trials or commercialization. We have selected Gen 2 as the manufacturing process for product registration, and all ongoing and future company-sponsored clinical trials. Although we believe Gen 2 is a commercially viable process, there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency, and timely availability of raw materials. This includes potential risks associated with FDA not agreeing with all of the details of our validation data or our potency assay or assays for Cohort 4 of our C-144-01 clinical trial. For example, on October 5, 2020, we announced that we and the FDA have not been able to agree on the required potency assays to fully define our TIL therapy, which is required as part of a BLA submission, and that as a result of these developments, our BLA submission is not expected by the end of 2020 and is anticipated instead to occur in 2021. As a result of these challenges, we may experience delays in our clinical development and/or commercialization plans. We may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

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

In May 2019 we entered into a lease agreement to build a commercial-scale manufacturing facility in Philadelphia, Pennsylvania for commercial and clinical production of autologous TIL products, including our product candidate lifileucel. We expect that development of our own manufacturing facility will provide us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes, and allow for better long-term margins. However, we have no experience as a company in developing a manufacturing facility and we may not be successful in finalizing the development of our own manufacturing facility or capability. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, power failures, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

In addition, the manufacturing process and facilities for any products that we may develop is subject to FDA and foreign regulatory authority approval processes, and we or our CMOs will need to meet all applicable FDA and foreign regulatory authority requirements, including cGMPs, on an ongoing basis. The cGMP requirements include quality control, quality assurance, and the maintenance of records and documentation. The FDA and other regulatory authorities enforce these requirements through facility inspections. Manufacturing facilities must submit to pre-approval inspections by the FDA that will be conducted after we submit our marketing applications, including our BLAs, to the FDA. Manufacturers are also subject to continuing regulatory oversight by FDA and other regulatory authorities, including inspections following marketing approval. Further, we, in cooperation with our CMOs, must supply all necessary chemistry, manufacturing, and control documentation for a pre-approval inspection in support of a BLA on a timely basis. There is no guarantee that we or our CMOs will be able to successfully pass all aspects of a pre-approval inspection by the FDA or other foreign regulatory authorities.

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

In addition to our own research and process development efforts, we seek to collaborate with government, academic research institutions and corporate partners to improve TIL manufacturing and to develop TIL therapies for new indications. In 2017-2020, we announced our continued collaborations with Moffitt, MDACC, Ohio State University, and CHUM to evaluate several new solid tumor and hematologic indications for TIL therapy in clinical and preclinical studies as well as, in some cases, new TIL manufacturing approaches. The results of these collaborations may be used to support our filing with the FDA of INDs to conduct more advanced clinical trials of our product candidates, or to otherwise analyze or make predictions or decisions with respect to our current or future product candidates. However, because the majority of our collaborations are conducted at outside laboratories and we do not have complete control over how the studies are conducted or reported or over the manufacturing methods used to manufacture TIL product, the results of such studies, which we may use as the basis for our conclusions, projections or decisions with respect to our current or future product candidates, may be incorrect or unreliable, or may have a negative impact on us if the results of such studies are imputed to our products or proposed indications, even if such imputation is improper. For example, we have entered into collaborations with Moffitt, MDACC and CHUM to perform clinical trials using TIL products that differ from our products, but the results of these clinical trials, if negative, may adversely impact our stock price and our development plans for our products. Additionally, we may use third party data to analyze, reach conclusions or make predictions or decisions with respect to our product candidates that may be incomplete, inaccurate or otherwise unreliable.

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

Our operations have consumed substantial amounts of cash since inception. From our inception to December 31, 2020, we have an accumulated deficit of $830.2 million. In addition, our research and development and our operating costs have also been substantial and are expected to increase. For example, in October 2018, we closed an underwritten public offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $236.7 million. In June 2020, we closed another underwritten offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $567.0 million. In addition to our continued spending for our product candidates, we expect to spend approximately $40 million over the next year for equipment and construction costs for our commercial-scale production facility in Philadelphia, Pennsylvania. As of December 31, 2020, we had approximately $629.4 million in cash, cash equivalents and short-term investments ($67.3 million of cash and cash equivalents and $562.1 million in short-term investments).

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
●cost of building, staffing and validating our own manufacturing facility in the U.S.;
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

Subject to various spending levels approved by our Board of Directors, our management will have broad discretion in the use of the net proceeds from our capital raises, including our June 2020, October 2018 and January 2018 public offerings and the proceeds from sales pursuant to our “at-the-market” sales agreement with Jefferies LLC, and may not use them effectively.

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

Our net operating loss carryforwards and any future research and development tax credits may expire and not be used. As of December 31, 2020, we had U.S. federal net operating loss carryforwards of approximately $662.4 million. Our net operating loss carryforwards arising in taxable years ending on or prior to December 31, 2017 will begin expiring in 2027 if we have not used them prior to that time. Net operating loss carryforwards arising in taxable years ending after December 31, 2017 are no longer subject to expiration under the Internal Revenue Code of 1986, as amended, or the Code. Additionally, our ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Sections 382 and 383 of the Code, respectively, if we have a cumulative change in ownership of more than 50% within a three-year period.

Prior to December 31, 2020, we may have experienced multiple ownership changes. As a result, the federal and state carryforwards associated with the net operating loss and credit deferred tax assets were reduced by the amount of tax attributes estimated to expire during their respective carryforward periods. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. Depending on our future tax position, limitation of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

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

In recent years, various tax legislations were signed into law. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted in response to the COVID-19 pandemic. Certain provisions of the CARES Act amend or suspend certain provisions of the Tax Act. For example, the tax relief measures under the CARES Act for businesses include a five-year net operating loss carryback, suspension of annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. There are also potential state tax law provisions that may have an effect on our business. For example, on June 15, 2020, Assembly Bill 85 was passed in California which suspended the use of net operating losses and limited the use of credits for certain corporations. These changes to existing federal and state tax laws and newly enacted tax reform legislation in the U.S. could adversely impact our business, results of operations and financial position as the overall impact of such changes and reform is uncertain.

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

Our potential products, cell processing and manufacturing activities, are subject to comprehensive regulation by the FDA in the U.S. and by comparable authorities in other countries. The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive and often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. In addition, regulatory agencies may lack experience with our technologies and products, which may lengthen the regulatory review process, increase our development costs and delay or prevent their commercialization.

No adoptive cell therapy using TIL has been approved for marketing by the FDA. Consequently, there is no precedent for the successful commercialization of products based on our technologies. In addition, we have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain timely FDA approvals, if at all. We have not yet sought FDA approval for any adoptive cell therapy product. We will not be able to commercialize any of our potential products until we obtain FDA approval, and so any delay in obtaining, or inability to obtain, FDA approval would harm our business.

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

Pursuant to the CRADA, and in cooperation with our contract manufacturers and potentially other manufacturers, we have developed and are developing improved methods for the generating and selecting autologous TILs, and methods for large-scale production of autologous TILs that are in accord with current cGMP procedures. We have developed a new and more efficient TIL manufacturing process that we believe can be more efficient and cost effective, and in a more automated manner than previous processes. The production and control of the physical and/or chemical attributes of our products in a cGMP facility is subject to many uncertainties and difficulties. We have never manufactured our adoptive cell therapy product candidate on a commercial scale, nor have our partners. As a result, we cannot give any assurance that the Gen 2 process or any future process that we select will be a manufacturing process that can produce our products in compliance with the applicable regulatory requirements, at a cost or in quantities necessary to make them commercially viable. Moreover, we and our third-party manufacturers will have to continually adhere to current cGMP regulations enforced by the FDA through its facilities inspection program. If our facilities or any of the facilities of these manufacturers cannot demonstrate adequate assurance of compliance with FDA standards during a pre-approval inspection, the FDA approval of our products will not be granted. In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our products meet applicable specifications and other requirements. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory action. No assurance can be given that we will be able to develop such a manufacturing process, or that our partners will thereafter be able to establish and operate such a production facility.

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

Due to the promising clinical therapeutic effect of competitor therapies in clinical exploratory trials, we anticipate substantial direct competition from other organizations developing advanced T cell therapies targeting patients who have received prior anti-PD-1/PD-L1 therapies. In particular, we expect to compete with other new therapies for our lead indications developed by companies such as Bristol-Myers Squibb, Merck, Nektar Therapeutics, Idera Pharmaceuticals, Checkmate Pharmaceuticals, Oncosec Medical, Instil Bio, Achilles Therapeutics, WindMIL Therapeutics, Seagen and others. We also may compete with therapies based on genetically engineered T cell receptors rendered reactive against tumor-associated antigens prior to their administration to patients, as well as TIL therapies that are designed to be specific to neoantigens, including products developed by Adaptimmune, Ziopharm Therapeutics, Marker Therapeutics, and others. To date, these technologies have been primarily applicable to hematologic malignancies, but their application in solid tumor indications may create competition with us. We may also face competition from immunotherapy treatments offered by companies such as Amgen, AstraZeneca, Bristol-Myers Squibb, Merck, Pfizer, Regeneron, and Roche. Many of these companies and our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources, and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the U.S. and internationally. Our competitors may obtain regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in competitors establishing a strong market position before we are able to enter the market.

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

In addition, in order to supplement our own efforts to improve TIL manufacturing and develop TIL therapies in new indications in clinical trials, we currently work and collaborate with government and academic research institutions, medical institutions and corporate partners such as the NCI, Moffitt, Cellectis, Yale University, Novartis, and CHUM. We also intend to continue to enter into additional third-party collaborative agreements in the future. However, we may not be able to successfully negotiate any additional collaborative arrangements. If established, these relationships may not be scientifically or commercially successful, or may be unable to enroll patients, which has occurred in one of our prior collaborations. The success of these and future collaborations and joint development arrangements may be subject to numerous risks and uncertainties, including the inability or unwillingness of our partners to perform in the manner, or to the extent anticipated, and may also be subject to disagreements regarding the rights, interests, and performance of the counterparties under our licenses and development agreements. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercialization of the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority under the collaboration agreement.

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

We are currently developing lifileucel as part of a regimen which uses IL-2. We and our collaborators are also studying TIL therapy along with other products, such as pembrolizumab, ipilimumab and nivolumab. The development of product candidates for use in combination with another product may present challenges. For example, the FDA may require us to use more complex clinical trial designs, in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of these trials could show that any positive results are attributable to the already approved product. Moreover, following product approval, the FDA may require that products used in conjunction with each other be cross labeled for combined use. Additionally, the FDA review process can be more complicated for combination products, and may result in delays, particularly if complex therapeutics are involved. To the extent that we do not have rights to already approved products, this may require us to work with another company to satisfy such a requirement. Moreover, developments related to the already approved products may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the approved product’s safety or efficacy profile, changes to the availability of the approved product, and changes to the standard of care.

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

While lifileucel has received ODD for melanoma stages IIB-IV and for cervical cancer patients with tumors greater than 2 cm, there is no guarantee that we will be able to maintain this designation, receive these designations for any of our other product candidates, or receive or maintain any corresponding benefits, including periods of exclusivity.

We received ODD in the U.S. for lifileucel to treat malignant melanoma stages IIB-IV and cervical cancer patients with tumors greater than 2 cm. We may also seek ODD for our other product candidates, as appropriate. ODD, however, may be lost if the indication for which we develop our designated product candidates do not meet the orphan criteria. Moreover, following product approval, orphan exclusivity may be lost if the FDA determines, among other reasons, that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. Even if we obtain orphan exclusivity, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition and the same product can be approved for different conditions. Even after an orphan product is approved, the FDA can subsequently approve a product containing the same principal molecular features for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer or more effective or makes a major contribution to patient care.

Moreover, the FDA may grant ODDs to multiple of the same products for the same indication. If another sponsor receives FDA approval for an ODD-designated product that is the same as our product candidates and intended for the same indication before we do, we would be prevented from launching our product in the U.S. for this indication for a period of at least 7 years.

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
●limitations or warnings contained in the approved product’s FDA-required labeling, including potential limitations or warnings for such products that may be more restrictive than other competitive products;
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

The enactment of the BPCIA created an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, the FDA cannot make an approval of an application for a biosimilar product effective until 12 years after the original branded product was approved under a BLA. Certain changes, however, and supplements to an approved BLA, and subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the 12-year exclusivity period.

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

Our business could be adversely affected by the effects of health epidemics, including the recent spread of the COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations, including at our headquarters in San Carlos, California and at our manufacturing facility in Philadelphia, Pennsylvania, which are currently subject to state executive orders and shelter-in-place orders, and at our clinical trial sites, as well as the business or operations of our other manufacturers, CROs or other third parties with whom we conduct business.

Our business could be adversely affected by health epidemics in regions where we have offices, manufacturing facilities, concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of clinical trial sites, third party manufacturers and CROs upon whom we rely. For example, starting in December 2019, the COVID-19 Pandemic has spread to multiple countries, including the U.S. and several European countries. Our headquarters is located in the San Francisco Bay Area. The President of the U.S. declared the COVID-19 pandemic a national emergency. Similarly, the State of California declared a state of emergency related to the spread of the COVID-19 pandemic. In March 2020, the health officers of six San Francisco Bay Area counties, including San Mateo County where our headquarters in San Carlos are located, issued shelter-in-place orders. The shelter-in-place orders took effect on March 17, 2020 and will continue through the end of May 2020, unless further extended. In addition, on March 19, 2020, the Governor of California and the State Public Health Officer and Director of the California Department of Public Health ordered all individuals living in the State of California to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. Similar executive orders have been issued by state and local governments in Pennsylvania, Florida, and elsewhere, and states of emergency have been declared at the state and local level in most jurisdictions throughout the U.S.

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to the COVID-19 pandemic or other infectious diseases could impact personnel at third-party manufacturing facilities in the U.S. and other countries, or the availability or cost of materials, which would disrupt our supply chain. In addition, our clinical trials may be affected by the COVID-19 pandemic. Clinical site initiation, patient enrollment and patient monitoring may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some sites may no longer be available to see patients for clinical trials. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Patients may also miss follow-up visits after receiving our therapies during our clinical trials, which may or may not be rectified by future patient visits and which may result in the exclusion of data from such patients from the clinical trial data. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to the virus that causes the COVID-19 pandemic and adversely impact our clinical trial operations. The COVID-19 pandemic may also affect our ability to recruit treatment-naïve patients into our clinical trials, because those patients may be more likely to seek standard of care therapies available at local treatment centers rather than enroll in a clinical trial at a larger hospital.

We continue to monitor the impact, if any, of the COVID-19 pandemic on our current and future operations, including our regulatory filing timelines and strategy as well as our preparation for commercial launch. As the COVID-19 pandemic continues for an extended period of time, and with travel, face to face interactions, and resources are not allowed or are severely limited, either by us or our contractors, including our CMOs, our regulatory strategy, BLA filing timelines, or commercial launch preparations may be negatively impacted. The COVID-19 pandemic may also impact the FDA and their ability to timely review our regulatory filings and conduct the pre-approval inspections necessary for ultimate approval of BLA.

Our failure to comply with international data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

European Union, or EU, member states and other foreign jurisdictions, including Switzerland and the United Kingdom, have adopted data protection laws and regulations which impose significant compliance obligations on us. Moreover, the collection and use of personal health data in the EU, which was formerly governed by the provisions of the EU Data Protection Directive, was replaced with the EU General Data Protection Regulation, or the GDPR, in May 2018. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the U.S., provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to

€20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The recent implementation of the GDPR has increased our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may in the future be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the U.S., the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

Our failure to comply with state and/or national data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns, and some state privacy laws apply more broadly than the Health Insurance Portability and Accountability Act, or HIPAA, and associated regulations. For example, California recently enacted legislation, the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020 and was recently amended and expanded by the California Privacy Rights Act, or CRPA, passed on November 3, 2020. The CCPA and CPRA, among other things, create new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach.

Although the law includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law, it may regulate or impact our processing of personal information depending on the context. It remains unclear what, if any, additional modifications will be made to the CPRA by the California legislature or how it will be interpreted. Therefore, the effects of the CCPA and CPRA are significant and will likely require us to modify our data processing practices, and may cause us to incur substantial costs and expenses to comply.

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

We have not previously submitted a BLA to the FDA, or similar approval filings to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. For example, following our End of Phase 2 meeting with the FDA, we increased enrollment in Cohort 1 of our ongoing C-145-04 clinical trial of TIL therapy lifileucel to at least 75 patients of the appropriate population to address the expected sample size in anticipation of a BLA submission in 2021. Additionally, the patient population is defined per the discussion with FDA as patients who have progressed following initial systemic therapy for recurrent or metastatic disease which include many of the more advanced patients enrolled to date. Our current beliefs regarding the registration pathway for the lifileucel product candidate in metastatic cervical cancer are based on our interpretation of communications with the FDA to date and our efforts to address such communications, which may be incorrect. Our statements that the study may support a BLA submission also assume that our as-adjusted study has addressed the additional requests by the FDA that were raised at our End of Phase 2 meeting. Further, enrollment in this study may need to be further adjusted based on future feedback from the FDA or other regulatory agency input. The revised protocol which further defines the patient population to include more advanced patients in the study, may have an adverse effect on the results reported to date, changes to implement an independent review committee and assay validation and implementation, and the data within this study may not ultimately be supportive of product approval, all of which could result in significant delays to our currently anticipated timeline for development and approval of our product candidate or prevent its approval entirely. Similarly, our current beliefs for our lifileucel product candidate for the treatment of melanoma are based on our interpretation of communications received from the FDA to date regarding this product candidate and our ongoing C-144-01 clinical trial, and may also be incorrect.

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
●adding new clinical trial sites;
●manufacturing sufficient quantities of qualified materials under cGMPs and applying them on a subject-by-subject basis for use in clinical trials; or

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

In order to market and sell our products outside the U.S., we or our third-party collaborators may be required to obtain separate marketing approvals and comply with numerous and varying regulatory requirements. Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval policies and requirements may vary among jurisdictions. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the U.S., including additional preclinical studies or clinical trials as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval. We or our collaborators may not be able to file for regulatory approval of our product candidates in international jurisdictions or obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all.

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the U.S. have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

We are, and if we receive regulatory approval of our product candidates, will continue to be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Any regulatory approvals that we receive for our product candidates will require ongoing surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA may also require post-approval Phase 4 studies. Moreover, the FDA and comparable foreign regulatory authorities will continue to closely monitor the safety profile of any product even after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may withdraw approval, require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. Any such restrictions could limit sales of the product.

In addition, we, our contractors, and our collaborators are and will remain responsible for FDA compliance, including requirements related to product design, testing, clinical and pre-clinical trials approval, manufacturing processes and quality, labeling, packaging, distribution, adverse event and deviation reporting, storage, advertising, marketing, promotion, sale, import, export, submissions of safety and other post-marketing information and reports such as deviation reports, establishment registration, product listing, annual user fees, and recordkeeping for our product candidates. We and any of our collaborators, including our contract manufacturers, could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with regulatory requirements. Application holders must further notify the FDA, and depending on the nature of the change, obtain FDA pre-approval for product and manufacturing changes. The cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, be subject to other regulatory enforcement action, and we may not achieve or sustain profitability.

If we fail to comply with federal and state healthcare and promotional laws, including fraud and abuse and information privacy and security laws, we could face substantial penalties and our business, financial condition, results of operations, and prospects could be adversely affected.

As a biopharmaceutical company, we are subject to many federal and state healthcare laws, including the federal AKS, the federal civil and criminal FCA, the civil monetary penalties statute, the Medicaid Drug Rebate statute and other price reporting requirements, the Veterans Health Care Act of 1992, the federal Health Insurance Portability and Accountability Act of 1996 (as amended by the Health Information Technology for Economics and Clinical Health Act), the Foreign Corrupt Practices Act of 1977, the Patient Protection and Affordable Care Act of 2010, and similar state laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid, or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. If we do not comply with all applicable fraud and abuse laws, we may be subject to enforcement by both the federal government and the states in which we conduct our business.

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

While physicians may choose to prescribe products for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, we are prohibited from marketing and promoting the products for indications and uses that are not specifically approved by the FDA. These off-label uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the U.S. generally do not restrict or regulate the behavior of physicians in their choice of treatment within the practice of medicine. Regulatory authorities do, however, restrict communications by biopharmaceutical companies concerning off-label use.

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

In the U.S., engaging in the impermissible promotion of our products, following approval, for off-label uses can also subject us to false claims and other litigation under federal and state statutes, including fraud and abuse and consumer protection laws, which can lead to civil and criminal penalties and fines, agreements with governmental authorities that materially restrict the manner in which we promote or distribute therapeutic products and do business through, for example, corporate integrity agreements, suspension or exclusion from participation in federal and state healthcare programs, and debarment from government contracts and refusal of future orders under existing contracts. These false claims statutes include the federal civil False Claims Act, which allows any individual to bring a lawsuit against a biopharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims or causing others to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government decides to intervene and prevails in the lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone. These False Claims Act lawsuits against manufacturers of drugs and biologics have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, up to $3.0 billion, pertaining to certain sales practices and promoting off-label uses. In addition, False Claims Act lawsuits may expose manufacturers to follow-on claims by private payors based on fraudulent marketing practices. This growth in litigation has increased the risk that a biopharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, as well as criminal and civil penalties, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid, or other federal and state healthcare programs. If we or our future collaborators do not lawfully promote our approved products, if any, we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition, results of operations and prospects.

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

In the U.S., no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

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

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. We, and our collaborators, cannot be sure that coverage will be available for any product candidate that we, or they, commercialize and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any our product candidates for which we obtain marketing approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.

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

In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities, and affect our ability, or the ability of our collaborators, to profitably sell any products for which we obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or our collaborators, may receive for any approved products.

Since enactment of the ACA in 2010, in both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013 and were to remain in effect until 2024. The Bipartisan Budget Act of 2015 extended the 2% sequestration to 2025. In January 2013, the American Taxpayer Relief Act of 2012, or ATRA, was approved which, among other things, reduced Medicare payments to several providers, with primary focus on the hospital outpatient setting and ancillary services, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On January 20, 2017, the new administration signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, and, for that reason, some final regulations have yet to take effect. In December 2017, Congress repealed the individual mandate for health insurance required by the ACA and could consider further legislation to repeal other elements of the ACA. At the end of 2017, CMS promulgated regulations that reduce the amount paid to hospitals for outpatient drugs purchased under the 340B program, and some states have enacted transparency laws requiring manufacturers to report information on drug prices and price increases. On December 14, 2018, the U.S. District Court for the Northern District of Texas struck down the ACA, deeming it unconstitutional given that Congress repealed the individual mandate in 2017; on July 9, 2019, the U.S. Court of Appeals for the Fifth Circuit heard arguments on appeal in this matter. On December 18, 2019, the Fifth Circuit ruled that the ACA's individual mandate is unconstitutional given that the Tax Act eliminated the tax penalty associated with the individual mandate. In concluding that the individual mandate is unconstitutional, the question remains whether, or how much of, the rest of the ACA is severable from that constitutional defect. The Fifth Circuit further remanded the case to the U.S. District Court for the Northern District of Texas to further analyze whether the other provisions of the ACA are severable as they currently exist under the law. Following appeal of the Fifth Circuit’s decision, the Supreme Court heard oral arguments in California v. Texas on November 2, 2020. The Court has yet to issue its opinion, and we cannot say for certain what the decision will be or what impact, if any, it may have on our business.

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

In addition, there have been a number of other policy, legislative and regulatory proposals aimed at changing the pharmaceutical industry. The U.S. government, state legislatures and foreign governmental entities have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and coverage and requirements for substitution of generic products for branded prescription drugs.

Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could exclude or limit our product candidates from coverage and limit payments for pharmaceuticals. Under the Trump Administration there were a number of actions taken relative to drug pricing. With the change in administration it is possible that President Biden may issue Executive Orders with the potential to change a number of prior executive branch actions on drug pricing. We continue to monitor the potential impact of proposals to lower prescription drug costs at the federal and state level.

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

We are unable to predict the future course of federal or state healthcare legislation in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The ACA and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

Governments outside the U.S. tend to impose strict price controls, which may adversely affect our revenues, if any.

In international markets, reimbursement and health care payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. In some countries, particularly the countries of the EU and the United Kingdom, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. There can be no assurance that our products will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be available, or that the third-party payors’ reimbursement policies will not adversely affect our ability to sell our products profitably. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the laws of the FDA and other similar foreign regulatory bodies, provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the U.S. and similar foreign fraudulent misconduct laws, or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the U.S., our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials.

We have adopted a Code of Conduct and Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our, or our employees’, consultants’, collaborators’, contractors’, or vendors’ business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, compliance agreements, withdrawal of product approvals, and curtailment of our operations, among other things, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the U.S. will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

Periodic maintenance fees on any issued patent are due to be paid to the U.S. Patent and Trademark Office, or USPTO, and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business.

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

Should third parties file patent applications, or be issued patents claiming technology also used or claimed by our licensor(s) or by us in any future patent application, we may be required to participate in interference proceedings in the USPTO to determine priority of invention for those patents or patent applications that are subject to the first-to-invent law in the U.S., or may be required to participate in derivation proceedings in the USPTO for those patents or patent applications that are subject to the first-inventor-to-file law in the U.S. We may be required to participate in such interference or derivation proceedings involving our issued patents and pending applications. We may be required to cease using the technology or to license rights from prevailing third parties as a result of an unfavorable outcome in an interference proceeding or derivation proceeding. A prevailing party in that case may not offer us a license on commercially acceptable terms.

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

As is the case with other cell therapy and biopharmaceutical companies, our success is dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the U.S. has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. While we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents.

We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.

We have limited intellectual property rights outside the U.S. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Risks Related to Our Securities

Our officers, directors and principal stockholders own a substantial percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our officers, directors, and principal stockholders currently beneficially own a substantial portion of our outstanding voting stock. Therefore, these stockholders have the ability and may continue to have the ability to influence our corporate decision making. Given current ownership levels, these stockholders may be able to determine some or all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control or influence elections of directors, amendments to our certificate of incorporation or bylaws, or approval of any merger, sale of assets, or other major corporate transaction. This level of control may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Our stock price may be volatile, and our stockholders’ investment in our stock could decline in value.

The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including but not limited to:

●	volatility and instability in the capital markets due to the COVID-19 pandemic;
●	announcements of the results of clinical trials by us, our collaborators, or our competitors, or negative developments with respect to similar products, including those being developed by our collaborators;
●	developments with respect to patents or proprietary rights;
●	announcements of technological innovations by us or our competitors;
●	announcements of new products or new contracts by us or our competitors;
●	actual or anticipated variations in our operating results due to the level of development expenses and other factors;
●	changes in financial estimates by equities research analysts and whether our earnings meet or exceed such estimates;
●	conditions and trends in the pharmaceutical, biotechnology and other industries;
●	receipt, or lack of receipt, of funding in support of conducing our business;
●	regulatory developments within, and outside of, the U.S.;
●	litigation or arbitration;
●	general volatility in the financial markets;
●	general economic, political and market conditions and other factors; and
●	the occurrence of any of the risks described in this Annual Report on Form 10-K

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

As of December 31, 2020, we had 146,874,917 shares of common stock outstanding. In addition, we had 16,293,757 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted to purchase common stock based on vesting requirements of stock options and common stock issuable upon the conversion of preferred stock. The issuance and subsequent sale of the shares underlying these common stock equivalents could depress the trading price of our common stock. On June 10, 2019, our certificate of incorporation was amended to increase the number of authorized shares of our common stock, par value $0.000041666, from 150,000,000 shares to 300,000,000 shares, which was approved by our stockholders on that date.

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

Although we have research coverage by equities analysts, if coverage is not maintained, the market price for our stock may be adversely affected. Our stock price also may decline if any analyst who covers us issues an adverse or erroneous opinion regarding us, our business model, our intellectual property or our stock performance, or if our clinical trials and operating results fail to meet analysts’ expectations. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline and possibly adversely affect our ability to engage in future financings.

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

On April 10, 2017, the SEC issued an administrative order that requires us to cease and desist from committing or causing any violations and any future violations of Sections 5(b), 17(a), and 17(b) of the Securities Act of 1933, as amended, or the Securities Act, and of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The order was entered into as part of our settlement with the SEC in the investigation titled In the Matter of Certain Stock Promotions. The SEC’s investigation, in part, involved the conduct of our former Chief Executive Officer and director, Manish Singh, during the period between September 2013 and April 2014, and the failure by authors of certain articles about our company to disclose that they were compensated by one of our former investor relations firms. Some of the limitations placed on us as a result of the SEC administrative order relating to ineligibility for statutory safe harbors, including under the Private Securities Litigation Reform Act, and limitations on our communications and status as an ineligible issuer under Rule 405 of the Securities Act, have ended as of April 2020. The foregoing order may negatively impact our reputation with current and future investors, and will disqualify us from effecting private placement transactions in reliance upon any of the exemptions from Securities Act registration afforded by Regulation D. As a result, the SEC’s order may it more difficult for us to raise capital in future private offerings.

We are, and in the future may be, subject to federal or state securities or related legal actions that could adversely affect our results of operations and our business.

Federal and state securities and related legal actions may result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business or affect our reputation. We may not be successful in defending future claims and cannot provide assurance that insurance proceeds will be sufficient to cover any costs or liability under such claims.

For example, on December 11, 2020, a purported stockholder derivative complaint was filed by plaintiff Leo Shumacher against us, as nominal defendant, and our current directors, as defendants, in the Court of Chancery in the State of Delaware. The complaint alleges breach of fiduciary duty and a claim for unjust enrichment in connection with alleged excessive compensation of certain of our non-executive directors and seeks unspecified damages on behalf of our company. While we intend to vigorously defend against the foregoing complaint, it is not possible to estimate the amount or range of possible loss that might result from these matters.

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

Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. shall be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act. This provision limits the ability of our shareholders to bring claims under the Securities Act in any court other than the U.S. federal courts, which ultimately may disadvantage our shareholders or be cost prohibitive. Notwithstanding the foregoing, there is uncertainty as to whether a court (other than state courts in the State of Delaware, which have recently upheld the validity of such a provision) would enforce such a provision and whether investors can waive compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, the exclusive forum provision only applies to claims brought under the Securities Act, and does not apply to actions arising under the Exchange Act, which is already subject to federal courts as the exclusive forum.

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

In April 2017, we entered into a sublease agreement with Teradata US, Inc., pursuant to which we agreed to sublease office space located adjacent to our corporate headquarters in San Carlos, California for approximately $26,000 per month. The space consists of approximately 11,449 rentable square feet. In October 2018, we entered into an agreement to lease 12,322 square feet of office space located adjacent to our headquarters in San Carlos, California. This lease replaced the sublease of 11,449 square feet of office space in the same facility that expired on October 31, 2018. The term of the lease is 30 months subsequent to the commencement date, November 1, 2018, and will expire in April 2021. Monthly lease payments are approximately $59,000, subject to an annual increase of 3%.

In June 2019, we entered into a first amendment to our previously disclosed lease agreement with Hudson Skyway Landing, LLC for additional space at our corporate headquarters in San Carlos, California. Under the amended lease, we leased an additional 8,110 square feet, for a total of approximately 20,432 square feet of space on the first floor of the building located at 999 Skyway Road, San Carlos, California, commonly known as Skyway Landing II. The term of the amended lease remains the same as that of the original lease and expires on April 30, 2021, unless earlier terminated. Our monthly base rent for the additional space is approximately $39,000 for the first year, and $40,000 for the second year.

See Note 14 of the financial statements for subsequent events relating to our San Carlos, California corporate headquarters leases.

New York Lease

We leased office space in New York, New York for a monthly rental of approximately $18,000 a month from January 2017 through July 2017. In June 2017, we entered into an agreement to lease office space in New York, New York from August 1, 2017 to July 31, 2018 for approximately $9,000 a month. On April 20, 2018, we entered into an agreement to extend the lease term to January 31, 2019 for approximately $7,000 a month. On November 2, 2018, we extended the lease term to July 31, 2019 for approximately $4,000 a month. On October 24, 2019, we entered into an agreement to extend the lease term to April 30, 2020 for approximately $4,000 a month. On January 23, 2020, we entered into an agreement to extend the lease term to July 31, 2020 for approximately $4,000 a month. On May 24, 2020, we entered into an agreement to extend the lease term to October 31, 2020 for approximately $4,000 a month. On September 1, 2020, we entered into an agreement to extend the lease term to January 31, 2021, for approximately $4,000 a month. On January 31, 2021, the lease terminated, and we closed our New York office, which did not have an effect on any of our employees, who continue to be employed by us.

Tampa Lease

Our research and development facilities consist of 8,673 square feet in a facility located at the University of South Florida Research Park in Tampa, Florida. The lease expired in December 2019 and rent payments were approximately $20,000 per month. In December 2019, we entered into an agreement to extend the lease term to December 18, 2024 for approximately $20,500 a month. In June 2020, we amended the lease agreement to further increase the rentable space to 13,139 square feet and extend the lease term to June 5, 2025 for approximately $34,500 a month.

Philadelphia Office Lease

In May 2019, we entered into an agreement to lease approximately 1,500 square feet of office space in Philadelphia, Pennsylvania until July 1, 2019 for a rate of $2,000 a month, and then approximately 4,500 square feet of office space for the remainder of a three-year term at an initial rate of $11,063 per month, subject to annual increases of 2.5%. In August 2020, we entered into an agreement to lease approximately 2,965 square feet of a training facility space in Philadelphia, Pennsylvania for a twelve month term at a rate of approximately $6,500 per month.

Commercial Manufacturing Facility Agreement

In May 2019, we entered into a lease agreement with 300 Rouse Boulevard, LLC, which we refer to as the Commercial Manufacturing Facility Lease, for a build-to-suit commercial manufacturing facility, laboratories, and offices located in Philadelphia, Pennsylvania. Under the Commercial Manufacturing Facility Lease, we will lease approximately 136,000 rentable square feet of space in a building to be located at 300 Rouse Boulevard, Philadelphia, Pennsylvania, or the Premises. The commercial manufacturing facility is expected to be constructed in two phases: Phase I-A, the construction of the commercial manufacturing facility, with approximately 66,000 rentable square feet of space; and Phase I-B, the construction of offices and laboratories, with approximately 70,000 rentable square feet of space. The Commercial Manufacturing Facility Lease is for a term of 242 months, commencing on the earlier of (i) the date on which we occupy any portion of the Premises for the normal operation of its business or (ii) the date that is the later of (A) one hundred sixty (160) days after the Phase I-A substantial completion date, July 16, 2020, or (B) the Phase I-B Substantial Completion Date, or the Commencement Date. The Commencement Date shall be extended by one day for each day of landlord delay, net of any tenant delay, as defined in the Lease. The Commercial Manufacturing Facility Lease includes an option to extend the term of the lease, exercisable under certain conditions as described in the Commercial Manufacturing Facility Lease, such that the overall term, when added to the initial term, shall be 359 months, by giving the landlord prior written notice thereof at least 18 months in advance of the expiration date.

Beginning on the Commencement Date, our monthly base rent under the Lease will be approximately $320,000, subject to an annual increase of 2% for the first ten years, and an annual increase of the greater of 2% or 75% of the average ten-year consumer price index. We will also be responsible for paying operating expenses, which are expected to be approximately $72,000 per month in 2020.

We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Item 3.          Legal Proceedings

The information in Note 11 to the Consolidated Financial Statements contained in Part III, Item 15 of this Annual Report on Form 10-K is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 11 to our Consolidated Financial Statements for the year ended December 31, 2020 contained in this Annual Report on Form 10-K

Item 4.          Mine Safety Disclosures

Not Applicable.

PART II

Item 5.          Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol “IOVA”.

Stockholders

As of December 31, 2020, there were approximately 15 holders of record of our common stock.

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

Unregistered Sales of Equity Securities

None.

Repurchases of Common Stock

There were no share repurchases during the year ended December 31, 2020.

Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since December 31, 2015 to two indices: the Russell 3000 and the NASDAQ Biotechnology Index. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Equity Compensation Plan Information

Information regarding our equity compensation plans is incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 6.          Selected Financial Data (in thousands, except per share information)

The statements of operations data for the years ended December 31, 2020, 2019, and 2018 and the balance sheet data as of December 31, 2020 and 2019 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 2017 and 2016 and the balance sheet data as of December 31, 2018, 2017, and 2016 have been derived from our audited financial statements not included in this Annual Report on Form 10-K. The following selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and financial statements and related notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2020	2019	2018	2017	2016

	(in thousands)
Revenue	$—	$—	$—	$—	$—
Operating expenses:
Research and development	201,727	166,023	99,828	71,615	26,941
General and administrative	60,210	40,849	28,430	21,262	26,698
Other income	2,356	9,316	4,678	813	745
Net loss	$(259,581)	$(197,556)	$(123,580)	$(92,064)	$(52,894)
Net loss Per Common Share	$(1.88)	$(1.59)	$(1.27)	$(1.41)	$(1.85)

	As of December 31,
	2020	2019	2018	2017	2016

Total assets	$768,458	$344,655	$480,821	$155,373	$171,886
Total liabilities	$111,960	$45,684	$14,628	$9,892	$4,968
Total stockholders' equity	$656,498	$298,971	$466,193	$145,481	$166,918

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, and the financial statements and accompanying notes and previously filed Annual Reports on Form 10-K for further information regarding our results and financial position for periods reported herein and for known factors that will impact comparability of future results.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Business” section and elsewhere in this report. We use words such as “may,” “will,” “might,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “aim,” “potential,” “continue,” “ongoing,” “goal,” “forecast,” “guidance,” “outlook,” or the negative of these terms or other similar expressions to identify forward-looking statements, although not all forward-looking statements contain these words. All forward-looking statements included in this report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of cell therapies as novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to eradicate cancer cells. TIL therapy is an autologous cell therapy platform technology that was originally developed by the NCI, which conducted initial clinical trials of this therapy in diseases such as metastatic melanoma and cervical cancer. We have developed a new, shorter manufacturing process for TIL known as Gen 2, which yields a cryopreserved TIL product. This proprietary and scalable manufacturing method is being investigated in multiple indications. Our lead product candidates include lifileucel for metastatic melanoma and metastatic cervical cancer. In addition to metastatic melanoma and metastatic cervical cancer, we are investigating the effectiveness and safety of TIL for the treatment of squamous cell carcinoma of the head and neck, non-small cell lung cancer, and are investigating PBL therapy for CLL or SLL through our sponsored trials, as well as in other oncology indications through collaborations.

We are conducting a Phase 2 clinical trial, C-144-01, of our lead product candidate, lifileucel, for the treatment of metastatic melanoma. This multicenter pivotal trial enrolled melanoma patients with disease progression following treatment with at least one systemic therapy, including a PD-1 inhibitor and if BRAF mutated, a BRAF inhibitor, or a combination of BRAF and MEK inhibitors. Cohort 4 of the C-144-01 clinical trial is a single-arm cohort intended to support a BLA submission for lifileucel. Cohorts 2 and 4 of the C-144-01 trial use our Gen 2 manufacturing process. We completed and closed enrollment of patients into Cohort 2 of the C-144-01 trial in 2018. Results from Cohort 2 of the C-144-01 clinical trial were initially reported at the ASCO annual meeting on June 1, 2019 and subsequently updated at the ASCO annual meeting on May 29, 2020. In 66 patients with metastatic melanoma, treatment with lifileucel resulted in an ORR of 36%, as assessed by investigator, with 2 complete responses and 22 partial responses. The DCR was 80.3%. Patients were heavily pretreated and had a mean of 3.3 prior therapies. We have reported durable responses across a wide age range of metastatic melanoma patients, and among those who have received prior anti-CTLA-4 and BRAF targeted treatments, regardless of BRAF mutation status, and equally in patients with PD-L1 high and low status. We have provided several updates on the median DOR for Cohort 2 and most recently, in January 2021, we announced that median DOR in Cohort 2 had still not been reached after 28.1 months of median study follow up, as assessed by investigator. The adverse event profile was generally consistent with the underlying advanced disease and the profile of the lymphodepletion and IL-2 regimens.

Pivotal Cohort 4 of the C-144-01 trial was enrolled to evaluate ORR as read out by an IRC as the primary endpoint based on our interpretation of discussions with the FDA as part of an EOP2 meeting held with the FDA in the third quarter of 2018. In October 2018, based on the data provided to the FDA during the EOP2 meeting, we announced that lifileucel had received a RMAT designation from the FDA. Enrollment in Cohort 4 of the C-144-01 trial commenced in March 2019 and patient dosing was completed in January 2020. A total of 87 patients were dosed in Cohort 4. Initial results from Cohort 4 are available for 68 patients with two radiological assessments, as determined by investigator. Lifileucel showed a 32.4% ORR, including one complete response and 21 partial responses, two of which were yet to be confirmed with follow up visits at the time of the data cut, and a DCR of 72.1% as of the data cut off of March 16, 2020, corresponding to 5.3 months of median study follow up. This data is consistent with the Cohort 2 data read out at a similar median duration of study follow up. The ORR of Cohort 2 at a median study follow up of 6 months was 33%. In October 2020, after a Type B meeting with the FDA, we announced that we had delayed our BLA submission for lifileucel in metastatic melanoma as a result of FDA feedback, in order to allow us to simultaneously refine existing and develop new potency assays, and we anticipate submitting our BLA in 2021. At the same time, we also announced that we had reached agreement with the FDA on the minimum duration of follow up for Cohort 4 to support our BLA submission for lifileucel in the treatment of metastatic melanoma.

We are also conducting a Phase 2 clinical trial, C-145-04, which is a multicenter pivotal trial that will assess the safety and efficacy of lifileucel for the treatment of patients with recurrent, metastatic or persistent cervical cancer. In February 2019, lifileucel received Fast Track designation from the FDA for development in the treatment of cervical cancer with disease progression on or after chemotherapy. In March 2019, the protocol for this trial was amended to modify the primary endpoint of ORR to be determined by IRC. In May 2019, lifileucel received BTD from the FDA for development in the treatment of cervical cancer. Updated results from the C-145-04 clinical trial were reported at the ASCO annual meeting on June 1, 2019. In 27 patients with metastatic cervical cancer, treatment with lifileucel resulted in an ORR of 44%. At the time of the study data cut, there were 3 complete responses and 9 partial responses. The DCR was 85%. Patients were heavily pretreated and had a mean of 2.4 prior therapies. The median DOR had not been reached. The adverse event profile was generally consistent with the underlying advanced disease and the profile of the lymphodepletion and IL-2 regimens. Based on an EOP2 meeting held with the FDA in June 2019, we believe that results from the C-

145-04 clinical trial may be sufficient to support registration of lifileucel for the treatment of patients with metastatic cervical cancer. In accordance with the FDA’s recommendations, the protocol was amended to further define the patient population. In November 2019, in order to evaluate lifileucel in broader lines of therapy in cervical cancer, we have further amended the C-145-04 trial to collect additional data on early-line patients as well as late-line patients by adding additional cohorts, in anticipation of a changing landscape in this indication, including Cohort 2 for patients that had previously received anti-PD-1 therapy. These additional cohorts also allow access to TIL therapy after completion of the enrollment in the registrational cohorts. In January 2021, we announced that Cohort 2 of the C-145-04 trial had completed enrollment and that data from this cohort may be supportive of registration because of the expected changing landscape of care for cervical patients. We intend to initiate a dialog with the FDA in 2021 to discuss BLA submission plans for lifileucel in cervical cancer.

In November 2020, we announced that we had finalized the protocol for our potential registrational clinical trial in NSCLC, IOV-LUN-202, to investigate LN-145 in patients with recurrent or metastatic NSCLC, without driver mutations, who previously received a single line of approved systemic therapy of combined checkpoint inhibitor and chemotherapy. The IOV-LUN-202 clinical trial includes three cohorts. Cohorts 1 and 3 of the IOV-LUN-202 clinical trial will enroll patients with a PD-L1 TPS of less than one percent, and Cohort 2 will enroll patients with a PD-L1 TPS of greater than or equal to one percent. We intend to enroll patients in the IOV-LUN-202 clinical trial throughout 2021.

C-145-03 is our Phase 2, multicenter trial to assess the safety and efficacy of our product candidate LN-145 for the treatment of patients with recurrent metastatic HNSCC. In October 2018, we reported that, to date, preliminary data for 13 patients in the C-145-03 clinical trial yielded an ORR of 31% with a DOR ranging from 2.8 to 7.6 months. The adverse event profile remained consistent with previous reports. We redesigned our C-145-03 trial to include multiple cohorts, in order to allow for dosing of TIL therapies produced by multiple manufacturing methods, including our Gen 2 manufacturing process, our Gen 3 manufacturing process, and our PD-1 selected TIL manufacturing process. Our PD-1 selected TIL manufacturing process results in a product that we refer to as LN-145-S1. In January 2021, we announced that we are closing the C-145-03 clinical trial after the trial reached its pre-specified enrollment target.

We are also investigating the potential of our TIL therapies in earlier lines of treatment and in combination with pembrolizumab, and are studying LN-145 as a monotherapy in relapsed refractory NSCLC patients. IOV-COM-202 is a Phase 2, multicenter trial that is composed of seven cohorts that can enroll up to a total of 135 patients. In May 2019, we reported that the first patient was dosed in the IOV-COM-202 trial. In addition to its ongoing enrollment in the U.S., the IOV-COM-202 trial has also received regulatory approval in Canada and in certain European countries. In Cohort 2A of the IOV-COM-202 trial, we are enrolling advanced, recurrent, or metastatic HNSCC patients who are naïve to prior immunotherapy including anti-PD-1/anti-PD-L1 therapy. The patients receive LN-145 in combination with pembrolizumab. We reported results from ongoing Cohort 2A of the IOV-COM-202 trial at the SITC meeting in November 2020, as follows. As of October 16, 2020, nine HNSCC patients have received LN-145 plus pembrolizumab with a median duration of follow up of 8.6 months. Nine and eight patients were evaluable for safety and efficacy, respectively. Four patients had a confirmed, objective response with an ORR of 44% including one complete response and three partial responses. Median DOR was not reached. The disease control rate at data cutoff was 89% in nine patients, and seven of the eight evaluable patients, or 87.5%, had a reduction in target lesions. The median number of prior therapies was 1.0 with 89% of the patients having received prior chemotherapy. Four patients were HPV positive, three patients were HPV negative, and two patients had unknown HPV status. The TEAE profile was consistent with the underlying advanced disease and the known adverse event profiles of pembrolizumab, lymphodepletion, and IL-2 regimens. The most common TEAEs, occurring in more than 50% of evaluable subjects, were chills, anemia, hypotension, nausea, pyrexia, and thrombocytopenia.

In November 2019, we announced that our IND for our PBL therapy, IOV-2001, was authorized by the FDA and our sponsored clinical trial using this therapy, IOV-CLL-01, was cleared to proceed. IOV-2001 is a non-genetically modified, polyclonal T cell product that is manufactured using a nine-day process from 50 mL of patient's blood. IOV-CLL-01 is a Phase 1/2 clinical trial evaluating the safety and efficacy of IOV-2001 in patients with relapsed or refractory CLL or SLL. The IOV-CLL-01 trial is expected to enroll up to approximately 70 patients.

As part of our collaboration program with MDACC, two Phase 2 trials were initiated in 2018. Both trials are sponsored by MDACC. The first trial, NCT03449108, is intended to allow for investigation of LN-145 manufactured by us using our manufacturing processes to treat patients with soft tissue sarcoma, osteosarcoma, platinum resistant ovarian cancer, and thyroid cancer. A second trial under the collaboration with MDACC, NCT03610490, is active as well. This trial is treating patients with platinum resistant ovarian cancer, pancreatic and colorectal cancer. This trial uses TIL manufactured by MDACC using urelumab, a 4-1BB agonistic antibody, as part of the manufacturing process. The data obtained using this manufacturing process may not be representative of our data using our Gen 2 manufacturing process.

We are also collaborating with CHUM, Yale University, and Moffitt on investigator-sponsored clinical trials of TIL therapies in other indications. The clinical trials sponsored by CHUM and Moffitt use, or will use, TIL manufactured by different manufacturing processes, which may not be representative of our data using our Gen 2 manufacturing process.

Our current product candidate pipeline and selected investigator-sponsored proof-of-concept studies are summarized in the figure below:

We have developed a third-generation manufacturing process known as Gen 3. Gen 3 is a shorter process than Gen 2. We are using Gen 3 manufacturing in Cohort 1C of the IOV-COM-202 trial in melanoma and in Cohort 3 of the IOV-LUN-202 trial in NSCLC and have previously used it in the C-145-03 trial in HNSCC.

We currently own more than twenty granted or allowed U.S. and international patents for compositions and methods of treatment in a broad range of cancers relating to our Gen 2 manufacturing process, including U.S. Patent Nos. 10,130,659, 10,166,257, 10,272,113, 10,363,273, 10,398,734, 10,420,799, 10,463,697, 10,537,595, 10,646,517, 10,653,723, 10,693,330, 10,695,372, 10,894,063, and 10,905,718. We anticipate that the terms of these patents related to Gen 2 manufacturing processes will extend to January 2038, not including any patent term extensions or adjustments that may be available. Our owned and licensed intellectual property portfolio also includes patent applications relating to TIL, MIL, and PBL therapies; frozen tumor-based TIL technologies; remnant TIL and digest TIL compositions, methods and processes; methods of treatment of a broad range of cancers using TIL therapies; methods of manufacturing TIL, MIL, and PBL therapies; the use of costimulatory molecules in TIL therapy and manufacturing; stable and transient genetically-modified TIL therapies; methods of using immune checkpoint inhibitors in combination with TIL therapies; TIL selection technologies; and methods of treating patient subpopulations.

In January 2020, we obtained a license from Novartis to develop and commercialize an antibody cytokine engrafted protein, which we refer to as IOV-3001. Under the agreement, we paid an upfront payment to Novartis and may pay milestones involved in initiation of patient dosing in various phases of clinical development for IOV-3001 and approval of a potential product in the U.S., EU and Japan. Novartis is also entitled to low-to-mid single digit percentage royalties from commercial sales of IOV-3001. In addition, in January 2020, we announced a research collaboration and exclusive worldwide licensing agreement with Cellectis, a clinical-stage biopharmaceutical company focused on developing immunotherapies based on gene-edited allogeneic chimeric antigen receptor modified T cells, whereby we licensed certain TALEN technology from Cellectis in order to develop TIL that have been genetically edited to create potentially more potent cancer therapeutics. The worldwide exclusive license enables us to use TALEN technology addressing multiple gene targets to modify TIL for therapeutic use in several cancer indications. Financial terms of the license include development, regulatory and sales milestone payments from us to Cellectis, as well as royalty payments based on net sales of TALEN-modified TIL products.

Results of Operations for the Years Ended December 31, 2020 and 2019

Research and development activities are central to our business model. Product candidates in later stage of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a clinical stage company that is currently engaged in the development of novel cancer immunotherapy products, we have not yet generated any revenues from our biotechnology business or otherwise since our formation. Our ability to generate revenues in the future will depend on our ability to complete the development of our product candidates and to obtain regulatory approval for them. Our major sources of funding to date have been proceeds from various public and private offerings of our equity securities (both common stock and preferred stock), option and warrant exercises, and interest income. Since 2017 our primary source of funds has been from the public sale of our common stock.

Revenues

We did not generate any revenues during the years ended December 31, 2020 and 2019, respectively, and we currently do not anticipate that we will generate any significant revenues from the sale or licensing of our product candidates during the 12 month period from the date these financial statements are issued. Our ability to generate revenues in the future will depend on our ability to complete the development of our product candidates and to obtain regulatory approval for them.

Costs and expenses

Research and Development Expense (in thousands)

	Years Ended December 31,		Increase (Decrease)
	2020	2019	$	%
Research and development	$201,727	$166,023	$35,704	22%
Stock-based compensation expense included in research and development expense	19,727	11,396	8,331	73%

Research and development expense for the year ended December 31, 2020 increased by $35.7 million, or 22%, compared to the year ended December 31, 2019. The increase was primarily attributable to (i) a $20.9 million increase in payroll and related expenses driven by a higher number of full-time research and development employees and outside services, (ii) a $10.0 million increase for the license to further develop IOV-3001 obtained from Novartis, (iii) a $8.3 million increase in stock-based compensation expenses, and (iv) a $6.6 million increase in clinical trial costs due to an increase in enrollment across all the trials and initiation of new clinical trials. Further, a $0.8 million increase in research consumables cost contributed to the increase. These increases were partially offset by lower manufacturing costs by $9.1 million due to decreased production runs in 2020 as a result of completion of enrollment in the melanoma pivotal program and a $2.3 million decrease in research alliance expenses due to the COVID-19 pandemic’s impact on patient enrollment in the clinical trials with our research alliance partners.

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

General and Administrative Expense (in thousands)

	Years Ended December 31,		Increase (Decrease)
	2020	2019	$	%
General and administrative	$60,210	$40,849	$19,361	47%
Stock-based compensation expense included in general and administrative	21,160	12,881	8,279	64%

General and administrative expense for the year ended December 31, 2020 increased by $19.4 million, or 47%, compared to the year ended December 31, 2019. The increase was primarily attributable to (i) a $8.3 million increase in stock-based compensation expenses and a $7.1 million increase in payroll and related expenses driven by a higher number of full-time general and administrative employees and higher average stock price, (ii) a $2.1 million increase in director’s and officer’s insurance premiums, (iii) a $1.1 million increase in intellectual property legal costs, and (iv) a $1.1 million in market research activities as we prepare for commercialization. These increases were partially offset by a $0.7 million decrease in travel expenses.

General and administrative expenses include personnel costs for our employees engaged in general and administrative activities, legal fees, and expenses related to marketing and commercial activities, audit and tax fees, consultants and professional services, and general corporate expenses. We anticipate general and administrative expenses will increase in 2021 as we continue to prepare for commercialization, complete our manufacturing facility and support an expected increase in total headcount.

Interest Income (in thousands)

	Years Ended December 31,		Increase (Decrease)
	2020	2019	$	%
Net interest income	$2,356	$9,316	$(6,960)	(75)%

Interest income results from our interest-bearing cash and investment balances. Net interest income decreased by $7.0 million, or 75%, due primarily to a decrease in interest rates in 2020 as compared to the same period in 2019.

Net Loss (in thousands)

	Years Ended December 31,		(Increase) Decrease
	2020	2019	$	%
Net loss	$(259,581)	$(197,556)	$(62,025)	31%

Net loss for the year ended December 31, 2020 increased by $62.0 million or 31%, compared to the year ended December 31, 2019. The increase in our net loss was due to the continued expansion of our research and development activities, increased clinical trials, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we further invest in our research and development activities, including our commercial readiness and clinical development.

Results of Operations for the Years Ended December 31, 2019 and 2018

Revenues

We did not generate any revenues during the years ended December 31, 2019 and 2018, respectively.

Costs and expenses

Research and Development Expense (in thousands)

	Years Ended December 31,		Increase (Decrease)
	2019	2018	$	%
Research and development expenses	$166,023	$99,828	$66,195	66%
Stock-based compensation expense included in research and development expense	11,396	9,305	2,091	22%

Research and development expense for the year ended December 31, 2019 increased by $66.2 million, or 66%, compared to the year ended December 31, 2018. The increase was primarily attributable to (i) a $27.4 million increase in manufacturing costs due to increased production runs and additional manufacturing capacity costs to support the ongoing clinical trials, (ii) a $21.4 million increase in clinical trial costs due to an increase in the number of patients in the clinical trials and purchases of clinical trial drugs, and (iii) a $12.6 million increase in payroll and related expenses and $2.1 million increase in share-based compensation expenses driven by a higher number of full-time research and development employees and dedicated consultants as we expanded our internal research and clinical development programs in 2019.

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

Liquidity and Capital Resources

We have incurred losses and generated negative cash flows from operations since inception. We expect to continue to incur significant losses in 2021 and may incur significant losses and negative cash flows from operations for the foreseeable future. Historically, we have funded our operations from various public and private offerings of our equity securities (both common stock and preferred stock), from option and warrant exercises, and from interest income. Since 2017, our primary source of funds has been from the public sale of our common stock.

Corporate Capitalization

As of December 31, 2020, we had outstanding 146,874,917 shares of our $0.000041666 par value common stock, 194 shares of our $0.001 par value Series A Convertible Preferred Stock, and 3,581,119 shares of our $0.001 par value Series B Convertible Preferred Stock. The outstanding shares of Series A Convertible Preferred Stock are currently convertible into 97,000 shares of our common stock, and the outstanding shares of Series B Convertible Preferred Stock are currently convertible into 3,581,119 shares of our common stock. The shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock do not have voting rights or accrue dividends.

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

On September 17, 2019, we filed a shelf registration statement with the SEC for the issuance up to an aggregate amount of $400 million, which we refer to as the 2019 Shelf Registration Statement. The 2019 Shelf Registration Statement was declared effective on September 24, 2019. The 2019 Shelf Registration Statement was terminated upon effectiveness of the 2020 Automatic Shelf Registration Statement (as discussed below). No shares were sold under the 2019 Shelf Registration Statement prior to its termination.

On May 27, 2020, we filed an automatic shelf registration statement with the SEC for the issuance of an indeterminate amount of Shelf Securities, which we refer to as the 2020 Automatic Shelf Registration Statement. The 2020 Automatic Shelf Registration Statement was immediately effective upon filing with the SEC, and the 2019 Shelf Registration Statement was simultaneously terminated.

On June 2, 2020, we sold 19,475,806 shares of our common stock at a public offering price of $31.00 per share pursuant to the 2020 Automatic Shelf Registration Statement. We received gross proceeds of $603.7 million and net proceeds of $567.0 million, after deducting underwriting discounts and offering expenses. Following the public offering, the 2020 Automatic Shelf Registration Statement remains available for the future issuance of an indeterminate amount of Shelf Securities.

In the future, we may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. If any of the securities covered by the 2020 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of such offering at that time.

We are currently engaged in the development of therapeutics to fight cancer. We do not have any commercial products and have not yet generated any revenues from our biopharmaceutical business. We currently do not anticipate that we will generate any significant revenues from the sale or licensing of any products during the 12 months from the date these financial statements are issued. We have incurred a net loss of $259.6 million for the year ended December 31, 2020 and used $205.1 million of cash in our operating activities for the year ended December 31, 2020. As of December 31, 2020, we had $629.4 million of cash, cash equivalents, and short-term investments ($67.3 million of cash and cash equivalents and $562.1 million of short-term investments), $656.5 million of stockholders’ equity and had working capital of $581.2 million.

We expect to further increase our research and development activities, especially continuing pre-commercial activities and completing the construction of our tenant improvements to our new commercial manufacturing facility, which will increase the amount of cash we will use during 2021 and beyond. Specifically, we expect increased spending on clinical trials, research and development activities, higher payroll expenses as we increase our professional and scientific staff and continue our expansion of manufacturing activities including building our own facility. Based on the funds we have available as of the date of the filing of this Annual Report on Form 10-K, we believe that we have sufficient capital to fund our anticipated operating expenses and capital expenditure for at least 12 months from the date of filing this report.

Cash Flows

Cash Flows from Operating, Investing and Financing Activities (in thousands):

	Years Ended December 31,
	2020	2019	2018
Net cash (used in) provided by:
Operating activities	$(205,134)	$(158,889)	$(101,249)
Investing activities	(317,853)	90,025	(386,279)
Financing activities	576,422	6,131	424,307
Net increase in cash, cash equivalents and restricted cash	$53,435	$(62,733)	$(63,221)

Operating Activities

Net cash used in operating activities represents cash disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss for non-cash items and changes in operating assets and liabilities. Net cash used in operating activities for the year ended December 31, 2020 increased by $46.2 million to $205.1 million in 2020 from $158.9 million for the same period in 2019. The increase was primarily attributable to (i) a $62.0 million increase in net loss due to increased costs in research and development activities and growth of our corporate infrastructure, which was adjusted by (ii) a $16.6 million increase in stock-based compensation costs. Included in $46.2 million of the increase in cash used in operating activities was the $10.0 million upfront payment we made to Novartis in connection with the license for IOV-3001.

Net cash used in operating activities for the year ended December 31, 2019 increased by $57.6 million to $158.9 million in 2019 from of $101.2 million for the same period in 2018. The increase was primarily attributable to (i) a $73.4 million increase in net loss, which was adjusted by (ii) a $4.2 million increase in stock-based compensation expense, (iii) a $7.0 million increase in noncash lease expense. Further, it was adjusted for a $11.2 million increase in accounts payable primarily due to increases in activities by our company and the timing of payments, which were offset by a $6.1 million increase in right-of-use assets due to the adoption of the new lease accounting standard.

Net cash used in operating activities for the year ended December 31, 2018 increased by $22.5 million to $101.2 million from $78.8 million in 2017. The increase was primarily attributable to a $31.5 million increase in net loss, which was adjusted by a $8.1 million increase in stock-based compensation costs.

Investing Activities

Net cash (used in) / provided by investing activities primarily consists of purchases, maturities of our short-term investments and capital expenditures. Net cash used in investing activities for the year ended December 31, 2020 was $317.9 million compared to net cash provided by $90.0 million for the same period in 2019. The increase in net cash used in investing activities was due primarily to a $368.0 million increase in net purchases of short-term investments from our June 2020 public offering and a $39.9 million increase in the purchase of property and equipment for the commercial manufacturing facility.

Net cash provided by investing activities for the year ended December 31, 2019 was $90.0 million compared to net cash used in investing activities of $386.3 million for the same period in 2018. The increase in net cash provided in 2019 was due primarily to $482.0 million increase in net maturities of short-term investments, which was partially offset by a $5.7 million increase in the purchases of property and equipment.

Net cash used in investing activities for the year ended December 31, 2018 was $386.3 million compared to net cash provided in investing activities of $58.7 million for the same period in 2017. The increase in net cash used in 2018 was due to our reinvestment of the proceeds from January 2018 public offering.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 was $576.4 million compared to net cash provided of $6.1 million for the same period in 2019. The increase in net cash provided was primarily due to the cash proceeds of $567.0 million from the June 2020 public offering and a $3.2 million increase in proceeds from the exercise of stock options.

Net cash provided by financing activities for the year ended December 31, 2019 was $6.1 million compared to net cash provided of $424.3 million for the same period in 2018. The decrease in net cash provided was due primarily to higher proceeds in 2018 obtained from the January 2018 public offering and exercise of warrants.

Net cash provided by financing activities of for the year ended December 31, 2018 was $424.3 million compared to $58.7 million for the same period in 2017. The increase was primarily due to a $345.2 million increase in cash proceeds from the public offering in January 2018 as compared to the October 2017 public offering, and a $19.4 million increase in cash proceeds from the exercise of warrants and stock options.

Significant Accounting Policies and Recent Accounting Standards

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, we evaluate our significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information. Actual results may differ from these estimates. See Note 2 of the financial statements for a discussion of our significant accounting policies.

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

Our current non-cancellable contractual obligations as of December 31, 2020 that will require future cash payments are as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	2021	2022	2023	2024	2025	Thereafter

Operating lease obligations	$103,411	$10,200	$6,063	$4,286	$4,375	$4,281	$74,206
CMO contractual obligations	9,877	9,583	294	—	—	—	—
Total	$113,288	$19,783	$6,357	$4,286	$4,375	$4,281	$74,206

Operating lease obligations consist of obligations under non-cancelable operating leases for our facilities in San Carlos, CA, Philadelphia, PA, Tampa, FL, and New York, NY.

Contract Manufacturing Organization, or CMO, contractual obligations consist of embedded lease obligations for the manufacturing facilities and minimum fixed commitment fees included in our manufacturing contracts, such as personnel, general support fee, and minimum production or material fees. See Note 10 of the financial statements.

The contractual obligations table above excludes approximately $40 million over the next year for equipment and construction costs for our commercial-scale production facility in Philadelphia, PA.

Impact of COVID-19 on our Business

Operations and Liquidity

The full impact of the COVID-19 pandemic is unknown and rapidly evolving. While the potential economic impact brought by and over the duration of the COVID-19 pandemic may be difficult to assess or predict, the COVID-19 pandemic has resulted in significant disruption of global financial markets, which could in the future negatively affect our liquidity. In addition, a recession or market volatility resulting from the COVID-19 pandemic could affect our business. We have taken proactive, aggressive action throughout the COVID-19 pandemic to protect the health and safety of our employees, and expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees. We do not believe that the COVID-19 pandemic had a material impact on our liquidity or results of operations for the year ended December 31, 2020. Further, to date, the COVID-19 pandemic has not had significant effects on our clinical trial enrollment. Given the nature and type of our short-term investments in U.S. government securities, we do not believe that the COVID-19 pandemic will have a material impact on our current investment liquidity.

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

The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic, and actions that would be taken by governmental authorities to contain the pandemic or to treat its impact, makes it difficult to forecast any effects on our results for the fiscal year ending December 31, 2021.

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

Off-Balance Sheet Arrangements

At December 31, 2020, we had no obligations that would require disclosure as off-balance sheet arrangements.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in interest bearing cash accounts consisting of short-term debt securities issued by the U.S. government. The primary objective of our investment activities is to preserve principal. We adhere to an investment policy that requires us to limit amounts invested in securities based on credit rating, maturity, industry group and investment type and issuer, except for securities issued by the U.S. government. We do not have any derivative financial instruments or foreign currency instruments. At December 31, 2020, we had $562.1 million invested in short-term marketable securities with a maturity date of less than one year. As such we believe that we are not exposed to any material market risk. If interest rates had varied by 1% in the year ended December 31, 2020, the fair value of our investment portfolio would increase or decrease by approximately $2.6 million.

Inflation Risk

Inflation has not had a material effect on our business, financial condition or results of operations during the years ended

December 31, 2020, 2019, or 2018.

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

(b)  Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control—Integrated Framework

2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

3.6	Certificate of Amendment of Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2017).
3.7	Certificate of Amendment of Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8 K filed with the Commission on June 11, 2019).
3.8	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 27, 2020).
4.2	Specimen of Stock Certificate (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 12, 2018).
4.3	Description of Securities (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2019).
10.1	Genesis Biopharma, Inc. 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8 K filed with the Commission on October 20, 2011).#
10.2

Form of Incentive Stock Option Agreement under the Genesis Biopharma Inc. 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2020).#

10.3

Form of Non-Qualified Stock Option Agreement under the Genesis Biopharma Inc. 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2020).#

10.4

Lion Biotechnologies, Inc. 2014 Equity Incentive Plan, as amended (incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on July 7, 2016).#

10.5

Form of Incentive Stock Option Agreement under the Lion Biotechnologies, Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2020).#

10.6

Form of Non-Qualified Stock Option Agreement under the Lion Biotechnologies, Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2020).#

10.7

Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 9, 2020).#

10.8

Form of Incentive Stock Option Agreement under the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.10 of Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2020).#

10.9

Form of Non-Qualified Stock Option Agreement under the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.11 of Registrant’s Annual report on Form 10-K filed with the Commission on February 25, 2020).#

10.10

Iovance Biotherapeutics, Inc, 2020 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 9, 2020).#

10.11

Patent License Agreement by and between Genesis Biopharma, Inc. and the National Institutes of Health effective October 5, 2011 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on December 13, 2011).*

10.12

Cooperative Research and Development Agreement for Intramural-PHS Clinical Research, dated August 5, 2011, by and between the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, and Genesis Biopharma, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (Amendment No. 2) filed with the Commission on November 29, 2011).

10.13	Form of Director Stock Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 25, 2013).#
10.14

Form of Registration Rights Agreement by and among Lion Biotechnologies, Inc. and the Investors thereunder (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 31, 2013).

10.15

Cooperative Research and Development Agreement for the Development and Evaluation of the NCI Proprietary Adoptive Cell Transfer Immunotherapy Using Tumor Infiltrating Lymphocytes in Patients with Metastatic Melanoma, Bladder, Lung, Triple-negative Breast, and HPV-associated Cancers, Utilizing Lion Biotechnologies, Inc.’s Business Development Expertise in Adoptive Cell Transfer Immunotherapy, executed by Lion Biotechnologies, Inc. on January 22, 2015 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 27, 2015).*

10.16

Patent License Agreement, dated February 9, 2015, by and between Lion Biotechnologies, Inc. and the National Institutes of Health (incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10 K filed with the Commission on March 16, 2015).*

10.17

Patent License Agreement, dated February 10, 2015, by and between Lion Biotechnologies, Inc. and the National Institutes of Health (incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2015).*

10.18

First Amendment to Patent License Agreement, effective October 2, 2015, by and between Lion Biotechnologies, Inc. and the National Institutes of Health (incorporated herein by reference to Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015).*

10.19

Form of Securities Purchase Agreement, dated June 2, 2016, by and among Lion Biotechnologies, Inc. and the Investors thereunder (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 3, 2016).

10.20

Form of Registration Rights Agreement, dated June 2, 2016, by and among Lion Biotechnologies, Inc. and the Investors thereunder (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 3, 2016).

10.21

Amendment #2 to the Cooperative Research and Development Agreement #02734, dated August 18, 2016, by and between the National Cancer Institute and Lion Biotechnologies, Inc. (incorporated herein by reference to Exhibit 10.3 to Amendment No. 2 to Registrant’s Registration Statement on Form S 1 filed with the Commission on August 31, 2016).

10.22

Manufacturing Services Agreement, dated November 23, 2015, by and between WuXi AppTec, Inc. and Lion Biotechnologies, Inc. (incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 9, 2017).*

10.23

Strategic Alliance Agreement, effective as of April 17, 2017, between Lion Biotechnologies, Inc. and The University of Texas M.D. Anderson Cancer Center (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10 Q filed with the Commission on August 3, 2017).*

10.24

First Amendment to the Strategic Alliance Agreement by and between Iovance Biotherapeutics, Inc. and The University of Texas M.D. Anderson Cancer Center, effective as of August 2, 2017 (incorporated herein by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 12, 2018).

10.25

Second Amendment to the Strategic Alliance Agreement by and between Iovance Biotherapeutics, Inc. and The University of Texas M.D. Anderson Cancer Center, effective February 16, 2018 (incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 12, 2018).

10.26

Executive Employment Agreement, effective as of June 1, 2016, by and between Maria Fardis and Lion Biotechnologies, Inc. (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10 Q filed with the Commission on August 9, 2016).*#

10.27

Severance Agreement and General Release, effective as of July 8, 2020, between Iovance Biotherapeutics, Inc. and Timothy Morris (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2020).*#

10.28

Executive Employment Agreement, effective as of September 30, 2016, by and between Frederick G. Vogt and Lion Biotechnologies, Inc. (incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10 K filed with the Commission on March 12, 2018).#

10.29

Executive Employment Agreement effective as of July 18, 2019, by and between Friedrich-Reinhard Graf Finck von Finckenstein, M.D. and Iovance Biotherapeutics, Inc. (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2019).

10.30	Executive Employment Agreement, effective as of December 14, 2020, by and between Jean-Marc Bellemin and Iovance Biotherapeutics, Inc.#**+
10.31

Office Lease, effective as of August 4, 2016, by and between Lion Biotechnologies, Inc. and Hudson Skyway Landing, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8 K filed with the Commission on August 8, 2016).

10.32

Office Lease, effective as of October 19, 2018, by and between Iovance Biotechnologies, Inc. and Hudson Skyway Landing, LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8 K filed with the Commission on October 25, 2018).

10.33

First Amendment to the Office Lease, effective as of June 19, 2019, between Iovance Biotherapeutics, Inc. and Hudson Skyway Landing, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2019).

10.34

Second Amendment to the Office Lease, effective as of February 8, 2021, by and between Iovance Biotherapeutics, Inc. and Hudson Skyway Landing, LLC (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 9, 2021).

10.35

First Amendment to the Office Lease, effective as of February 8, 2021, by and between Iovance Biotherapeutics, Inc. and Hudson Skyway Landing, LLC (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 9, 2021).

10.36

Lease Agreement, effective as of May 28, 2019, by and between Iovance Biotherapeutics, Inc. and 300 Rouse Boulevard, LLC (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 3, 2019).

10.37

First Amendment to the Lease Agreement, effective as of August 20, 2019, between Iovance Biotherapeutics, Inc. and 300 Rouse Boulevard, LLC (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2019).

10.38

Second Amendment to the Lease Agreement, effective as of June 30, 2020, between Iovance Biotherapeutics, Inc. and 300 Rouse Boulevard, LLC (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2020).

10.39

Lease Agreement, effective as of February 8, 2021, by and between Iovance Biotherapeutics, Inc. and ARE-San Francisco No. 63, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 9, 2021).

21.1	Subsidiaries of the Company.**
23.1	Consent of Independent Registered Public Accounting Firm.**
24.1	Power of Attorney (included on the signature page of this Annual Report).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**
32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith).**
32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith).**
101

The following financial information from the Annual Report on Form 10-K of Iovance Biotherapeutics, Inc. for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of December 31, 2020 and 2019 (2) Statements of Income for the years ended December 31, 2020 and 2019; (3) Statements of Shareholders’ Equity for the years ended December 31, 2020 and 2019; (4) Statements of Cash Flows for the years ended December 31, 2020 and 2019; and (5) Notes to Financial Statements.

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

** Filed herewith.

#	Indicates a management contract or compensatory plan or arrangement.

+ Certain portions of the Exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

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

IOVANCE BIOTHERAPEUTICS, INC.

Date: February 25, 2021	By:	/s/ Maria Fardis
		Name:	Maria Fardis
		Title:	Chief Executive Officer

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Maria Fardis and Jean-Marc Bellemin, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substituted, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maria Fardis	Chief Executive Officer (Principal	February 25, 2021
Maria Fardis	Executive Officer) and Director

/s/ Jean-Marc Bellemin	Chief Financial Officer and Treasurer	February 25, 2021
Jean-Marc Bellemin	(Principal Financial Officer)

/s/ Michael C. Swartzburg	Vice President, Finance	February 25, 2021
Michael C. Swartzburg	(Principal Accounting Officer)

/s/ Merrill A. McPeak	Director	February 25, 2021
Merrill A. McPeak

/s/ Michael Weiser	Director	February 25, 2021
Michael Weiser

/s/ Ryan D. Maynard	Director	February 25, 2021
Ryan D. Maynard

/s/ Iain Dukes	Director	February 25, 2021
Iain Dukes

/s/ Wayne Rothbaum	Director	February 25, 2021
Wayne Rothbaum

/s/ Athena Countouriotis	Director	February 25, 2021
Athena Countouriotis

IOVANCE BIOTHERAPEUTICS, INC.

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Iovance Biotherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Iovance Biotherapeutics, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated February 25, 2021, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019.

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

Incremental Borrowing Rate (Leases)

Description of the Matter

As discussed in Note 10 to the consolidated financial statements, the Company’s reported right-of-use assets, current lease liabilities and long-term lease liabilities, utilize discount rates to calculate the estimated present value of future lease payments. Since the Company’s leases do not provide an implicit rate, management utilized a third-party valuation specialist to assist in estimating the incremental borrowing rates used in its present value calculation, which required subjectivity. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. As of December 31, 2020, the weighted average incremental borrowing rate used to determine the operating lease liability is 8.3%.

Auditing management’s assessment of its incremental borrowing rate is highly subjective and judgmental as the Company has no outstanding debt nor committed credit facilities, secured or otherwise, that would have comparable collateral or similar terms as their underlying leases. Further, changes in the incremental borrowing rate may have a material impact on the measurement of the Company’s right-of-use assets, current lease liabilities and long-term lease liabilities. Based on the level of management judgment, we have determined the incremental borrowing rate to be a critical audit matter. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our valuation specialists, when performing audit procedures to evaluate the reasonableness of management’s estimation of the incremental borrowing rate.

How We Addressed the Matter in Our Audit

Our audit procedures included, amongst others:

●	We obtained an understanding, evaluated the design, and tested the operating effectiveness of management’s controls with regards to the methodology, inputs, and assumptions used to determine the incremental borrowing rate, including those over management’s review of its third-party specialist valuation report.
●	We obtained an understanding of the factors considered and assumptions made by management and the valuation specialists in developing the estimate of the incremental borrowing rate, the sources of data relevant to these factors and assumptions and the procedures used to obtain the data, and the methods used to calculate the estimate.
●	We reviewed the contractual terms of the lease agreements to ensure the commencement dates, any lease term extensions and/or early termination clauses were properly considered in determining the appropriate lease term for calculating the incremental borrowing rates.
●	With the assistance of our valuation specialists, we performed an independent estimate of the incremental borrowing rate and compared the results to the Company’s estimate.
●	We evaluated the reasonableness of the valuation methods and assumptions used by management and the Company’s valuation specialist to estimate the incremental borrowing rates for borrowing amounts and terms comparable to their outstanding leases by:

o	Developing an independent estimate of the incremental borrowing rates with the assistance of our valuation specialists by utilizing third party data related to comparable company borrowings with comparable payment terms.
o	Performing a sensitivity analysis on incremental borrowing rates used to determine the impact rate changes could have on the present value calculation of the Company’s operating lease right-of-use assets and operating lease liabilities.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2016.

New York, NY
February 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

Iovance Biotherapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Iovance Biotherapeutics, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2020 and 2019, and related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows and the related notes for each of the three years in the period ended December 31, 2020 of the Company and our report dated February 25, 2021 expressed an unqualified opinion on those financial statements.

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

/s/ Marcum LLP

Marcum LLP
New York, NY
February 25, 2021

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share information)

	December 31,	December 31,
	2020	2019

ASSETS

Current Assets
Cash and cash equivalents	$67,329	$13,969
Short-term investments	562,108	293,112
Prepaid expenses and other assets	6,663	9,412
Total Current Assets	636,100	316,493

Property and equipment, net	59,159	8,536
Operating lease right-of-use assets	54,756	10,695
Restricted cash	5,525	5,450
Long-term assets	12,918	3,481
Total Assets	$768,458	$344,655

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$13,513	$15,567
Accrued expenses	35,074	16,265
Operating lease liabilities - current	6,284	7,252
Total Current Liabilities	54,871	39,084

Non-Current Liabilities
Operating lease liabilities – noncurrent	45,375	4,248
Other liabilities	11,714	2,352
Total Non-Current Liabilities	57,089	6,600
Total Liabilities	111,960	45,684

Commitments and contingencies (Note 10 and 11)

Stockholders’ Equity
Series A Convertible Preferred stock, $0.001 par value; 17,000 shares designated, 194 shares issued and outstanding as of December 31, 2020 and December 31, 2019 (aggregate liquidation value of $194)	—	—
Series B Convertible Preferred stock, $0.001 par value; 11,500,000 shares designated, 3,581,119 shares issued and outstanding as of December 31, 2020 and December 31, 2019 (aggregate liquidation value of $17,010)	4	4
Common stock, $0.000041666 par value; 300,000,000 shares authorized, 146,874,917 and 126,411,808 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	6	5
Accumulated other comprehensive income	19	220
Additional paid-in capital	1,486,662	869,354
Accumulated deficit	(830,193)	(570,612)
Total Stockholders’ Equity	656,498	298,971
Total Liabilities and Stockholders’ Equity	$768,458	$344,655

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Statements of Operations

(In thousands, except per share information)

	Years Ended December 31,
	2020	2019	2018

Revenues	$—	$—	$—

Costs and expenses
Research and development expenses	201,727	166,023	99,828
General and administrative expenses	60,210	40,849	28,430
Total costs and expenses	261,937	206,872	128,258

Loss from operations	(261,937)	(206,872)	(128,258)
Other income
Interest income, net	2,356	9,316	4,678
Net Loss	(259,581)	(197,556)	(123,580)
Net Loss Per Share of Common Stock, Basic and Diluted	$(1.88)	$(1.59)	$(1.27)
Weighted Average Shares of Common Stock Outstanding, Basic and Diluted	138,301	124,336	97,277

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2020	2019	2018

Net Loss	$(259,581)	$(197,556)	$(123,580)
Other comprehensive loss:
Unrealized (loss) / gain on short-term investments	(201)	262	(42)
Comprehensive Loss	$(259,782)	$(197,294)	$(123,622)

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Statements of Stockholders' Equity

(In thousands, except share information)

	Series A		Series B Convertible				Additional	Accumulated		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholder
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - January 1, 2018	1,694	—	7,378,241	7	73,164,914	3	394,651	—	(249,180)	145,481
Stock-based compensation expense							20,027			20,027
Vesting of restricted shares issued for services					39,536	—	—			—
Tax payments related to shares withheld for vested restricted stock units						—	(223)			(223)
Common stock issued upon exercise of warrants					6,301,216	1	15,753			15,754
Common stock issued upon exercise of stock options					1,336,514	—	9,959			9,959
Conversion of convertible preferred stock into common stock	(1,500)		(1,523,396)	(1)	2,273,396		1			—
Common stock sold in public offering, net of offering costs					40,300,000	1	398,816			398,817
Unrealized loss on short- term investments								(42)		(42)
Net loss									(123,580)	(123,580)
Balance - December 31, 2018	194	—	5,854,845	6	123,415,576	5	838,984	(42)	(372,760)	466,193
Adoption of ASU 2018-07							296		(296)	—
Stock-based compensation expense							24,277			24,277
Vesting of restricted shares issued for services					27,514	1	(1)			—
Tax payments related to shares withheld for vested restricted stock units							(312)			(312)
Common stock issued upon exercise of stock options					727,492	—	6,443			6,443
Conversion of convertible preferred stock into common stock		—	(2,273,726)	(2)	2,273,726	—	2			—
Unrealized loss on short- term investments								262		262
Cancellation of common shares from settlement of dispute					(32,500)	(1)	(335)			(336)
Net loss									(197,556)	(197,556)
Balance - December 31, 2019	194	$—	3,581,119	$4	126,411,808	$5	$869,354	$220	$(570,612)	$298,971
Stock-based compensation expense							40,775			40,775
Vesting of restricted stock shares issued for service					13,449		112			112
Tax payments related to shares withheld for vested restricted stock units							(284)			(284)
Common stock issued upon exercise of stock options					973,854		9,663			9,663
Common stock sold in public offering, net of offering costs					19,475,806	1	567,042			567,043
Unrealized gain on short- term investments								(201)		(201)
Net loss									(259,581)	(259,581)
Balance - December 31, 2020	194	$—	3,581,119	$4	146,874,917	$6	$1,486,662	$19	$(830,193)	$656,498

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities
Net loss	$(259,581)	(197,556)	(123,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	40,887	24,277	20,027
Noncash lease expense	7,572	6,954	—
Depreciation and amortization	1,140	1,169	956
Gain on settlement of dispute	—	(336)	—
Accretion (amortization) of discounts and premiums on investments	1,865	(3,421)	(1,332)
Loss on disposal of assets	—	16	9
Changes in assets and liabilities:
Prepaid expenses, other assets, and long-term assets	(6,688)	(3,278)	(2,065)
Operating lease liabilities (Right-of-use assets)	(11,474)	(6,148)	—
Accounts payable	(2,964)	12,706	1,507
Accrued expenses and other liabilities	24,109	6,728	3,229
Net cash used in operating activities	(205,134)	(158,889)	(101,249)

Cash Flows from Investing Activities
Maturities of short-term investments	676,601	514,601	41,000
Purchase of short-term investments	(947,663)	(417,659)	(426,081)
Purchase of property and equipment	(46,791)	(6,917)	(1,198)
Net cash (used in) provided by investing activities	(317,853)	90,025	(386,279)

Cash Flows from Financing Activities
Tax payments related to shares withheld for vested restricted stock units	(284)	(312)	(223)
Proceeds from the issuance of common stock upon exercise of warrants	—	—	15,754
Proceeds from the issuance of common stock upon exercise of options	9,663	6,443	9,959
Proceeds from the issuance of common stock, net	567,043	—	398,817
Net cash provided by financing activities	576,422	6,131	424,307
Net increase (decrease) in cash, cash equivalents, and restricted cash	53,435	(62,733)	(63,221)
Cash, Cash Equivalents, and Restricted Cash Beginning of Year	19,419	82,152	145,373
Cash, Cash Equivalents, and Restricted Cash End of Year	$72,854	$19,419	$82,152

Supplemental disclosure of non-cash investing and financing activities:
Net unrealized (loss) gain on short-term investments	$(201)	$262	(42)
Acquisitions of property and equipment included in accounts payable and accrued expense	(5,094)	122	—
Conversion of convertible preferred stock to common stock	—	2	1
Vesting of restricted stock units	—	1	—

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

Liquidity

The Company is currently engaged in the development of therapeutics to fight cancer, specifically solid tumors. The Company currently does not have any commercial products and has not yet generated any revenues from its business. The Company currently does not anticipate that it will generate any significant revenues from the sale or licensing of any of its product candidates during the 12 months from the date these financial statements are issued. The Company has incurred a net loss of $259.6 million for the year ended December 31, 2020 and used $205.1 million of cash in its operating activities during the year ended December 31, 2020. As of December 31, 2020, the Company had $635.0 million in cash, cash equivalents, short-term investments, and restricted cash ($67.3 million of cash and cash equivalents, $562.1 million in short-term investments and $5.5 million in restricted cash).

The Company expects to continue its research and development activities, increase pre-commercial activities and continue the construction of the tenant improvements for its new manufacturing facility, which will increase the amount of cash used during 2021 and beyond. Specifically, the Company expects continued spending on its current and planned clinical trials, continued expansion of manufacturing activities, including construction of a manufacturing facility, higher payroll expenses as the Company increases its professional and scientific staff and continuation of pre-commercial activities. Based on the funds the Company has available as of the date these financial statements are issued, the Company believes that it has sufficient capital to fund its anticipated operating expenses and capital expenditures as planned for at least the next twelve months from the date these financial statements are issued.

Impact of COVID-19

In December 2019, a novel coronavirus known as SARS-CoV-2 was first detected in Wuhan, Hubei Province, People’s Republic of China, causing outbreaks of the coronavirus disease, known as COVID-19, that has now spread globally. On January 30, 2020, the World Health Organization (“WHO”) declared COVID-19 a pandemic (the “COVID-19 Pandemic”). The Secretary of Health and Human Services declared a public health emergency on January 31, 2020, under section 319 of the Public Health Service Act (42 U.S.C. 247d), in response to the COVID-19 Pandemic. The full impact of the COVID-19 Pandemic is unknown and rapidly evolving. While the potential economic impact brought by and over the duration of the COVID-19 Pandemic may be difficult to assess or predict, the COVID-19 Pandemic has resulted in significant disruption of global financial markets, which could in the future negatively affect the Company's liquidity. In addition, a recession or market volatility resulting from the COVID-19 Pandemic could affect the Company’s business. Given the nature and type of the Company’s short-term investments in U.S. government securities, the Company does not believe the COVID-19 Pandemic has had or will have a material impact on the Company's current investment liquidity.

Concentrations of Risk

The Company is subject to credit risk from its portfolio of cash equivalents and short-term investments. Under its investment policy, the Company limits amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer,

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Cash, Cash Equivalents, and Short-term Investments

The Company’s cash and cash equivalents include short-term investments with original maturities of three months or less when purchased. The Company's short-term investments are classified as “available-for-sale.” The Company includes these investments in current assets and carries them at fair value. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive loss or income. Any impairment losses related to credit losses (if any) are included in an allowance for credit losses with an offsetting entry to net loss. No impairment losses related to credit losses were recognized for the years ended December 31, 2020 and 2019. The cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in net interest income in the Consolidated Statements of Operations. Gains and losses on securities sold are recorded based on the specific identification method and are included in net interest income in the Consolidated Statements of Operations. The Company has not incurred any realized gains or losses from sales of securities to date. The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on maturities and concentration by type and issuer, except for securities issued by the U.S. government. Currently the Company invests excess cash only in obligations issued by the U.S. government and U.S. government agencies.

Restricted Cash

The Company maintains a certain minimum balance, approximately $5.5 million in a segregated bank account in connection with a letter of credit, one for $5.45 million for the benefit of the landlord for its commercial manufacturing facility used as a security deposit for the lease (See Note 10 - Leases), and a second one for $74,685 for the benefit of a utilities service provider. The total amount is classified as Restricted Cash on the Consolidated Balance Sheet. The letter of credit originally expired on May 28, 2020, however, it automatically extends for additional one-year periods, without written agreement, to May 28 in each succeeding calendar year, through at least 60 days after the lease expiration date. Further, on the expiration of the seventh year of the lease, and each anniversary date thereafter, the letter of credit may be decreased by $1,000,000, with a minimum security deposit of $1,450,000 maintained through the end of the lease term. The $74,685 letter of credit will expire on March 9, 2021, however, it will be automatically extended, without written agreement, to the expiration date of December 1, 2022. As of December 31, 2020 and 2019, restricted cash consisted of $5.5 million and this amount has been classified as a non-current asset on the Company’s Consolidated Balance Sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash, reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	December 31,	December 31,	December 31,
	2020	2019	2018

Cash and cash equivalents	$67,329	$13,969	$82,152
Restricted cash (included in non-current assets on the Consolidated Balance Sheets)	5,525	5,450	—
Total cash, cash equivalents and restricted cash	$72,854	$19,419	$82,152

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment, net

Property and equipment is stated at cost, net of accumulated depreciation and amortization. The cost of property and equipment is depreciated or amortized on the straight-line method over the following estimated useful lives. The depreciation or amortization of capitalized construction in progress costs, a component of property and equipment, net, begins once the underlying asset is placed into service and is recognized over the estimated useful lives:

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2020, 2019, and 2018, the Company did not recognize any impairments for its property and equipment.

Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

Diluted net loss per share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding and the dilutive common stock equivalent shares outstanding during the period. The Company’s potentially dilutive common stock equivalent shares, which include incremental common shares issuable upon (i) the exercise of outstanding stock options and warrants, (ii) purchases though the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), (iii) vesting of restricted stock units and restricted stock awards, and (vi) conversion of preferred stock, are only included in the calculation of diluted net loss per share when their effect is dilutive.

At December 31, 2020, 2019, and 2018, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	As of December 31,
	2020	2019	2018
Stock options	12,615,638	9,494,712	6,889,287
Series A Convertible Preferred Stock*	97,000	97,000	97,000
Series B Convertible Preferred Stock*	3,581,119	3,581,119	5,854,845
2020 ESPP	37,259	—	—
Restricted stock units	—	22,916	68,742
	16,331,016	13,195,747	12,909,874

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

Level 2—These are investments where values are based on quoted market prices in markets that are not active or model derived valuations in which all significant inputs are observable in active markets

The Company does not have fair valued assets classified under Level 2 as of December 31, 2020 and 2019.

Level 3—These are financial instruments where values are derived from techniques in which one or more significant inputs are unobservable.

The Company does not have fair valued assets classified under Level 3 as of December 31, 2020 and 2019.

The Company’s financial instruments consist of cash and cash equivalents and short-term investments, all of which are reported at their respective fair value on its Consolidated Balance Sheets.

As of December 31, 2020 and 2019, financial assets measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$470,109	$—	$—	$470,109
U.S. government agency securities	91,999	—	—	91,999
Total	$562,108	$—	$—	$562,108

	Assets at Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
US treasury securities	$242,249	$—	$—	$242,249
US government agency securities	50,863	—	—	50,863
Total	$293,112	$—	$—	$293,112

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assumptions made in valuing stock instruments issued for services and used in measuring operating right-of-use assets and operating lease liabilities, accounting for potential liabilities, capitalization of internal-use software development costs, and the valuation allowance associated with the Company’s deferred tax assets.

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

Leases

The Company determines if an arrangement includes a lease at inception. Operating leases are included in its Consolidated Balance Sheet as Operating lease right-of-use assets and Operating lease liabilities as of December 31, 2020. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses an estimated incremental borrowing rate that is applicable to the Company based on the information available at the later of the lease commencement date or the date of adoption of Accounting Standard Update (ASU) No. 2016-02 and ASU No. 2018-10, Leases (together “Topic 842”). The operating lease right-of-use assets also include any lease payments made less lease incentives. The Company’s leases may include options to extend or terminate the lease, which is considered in the lease term when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term. The Company has elected not to apply the recognition requirements of Topic 842 for short-term leases.

For lease agreements entered into after the adoption of Topic 842 that include lease and non-lease components, such components are generally accounted for separately.

Stock-Based Compensation

The Company periodically grants stock options to employees in non-capital raising transactions as compensation for services rendered. The Company also offers employee stock purchase plans to employees. The Company accounts for all stock-based payment awards made to employee, including the employee stock purchase plans, based on the authoritative guidance provided by the FASB where the value of the award is measured on the date of grant and recognized over the vesting period. Upon the adoption of ASU No. 2018-07, Compensation-Stock Compensation (“Topic 718”), the Company accounts for stock option grants to non-employees in a similar manner as stock option grants to employees except for the term used in the grant date fair value, therefore no longer requiring a re-measurement at the then-current fair values at each reporting date until the shares underlying the options have vested. The non-employee awards that contain a performance condition that affects the quantity or other terms of the award are measured based on the outcome that is probable.

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

The Company has in the past issued restricted stock units (“RSU”) and restricted stock awards (“RSA”) as part of its share-based compensation programs. The Company measures the compensation cost with respect to RSUs and RSAs issued to employees based upon the estimated fair value of the equity instruments at the date of the grant, which is recognized as an expense over the period during which an employee is required to provide services in exchange for the awards.

The fair value of RSUs and RSAs is based on the closing price of the Company’s common stock on the grant date.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cloud Computing Arrangements

The Company defers implementation costs incurred in cloud computing arrangements in accordance with ASC 2018-15 and amortizes it over the noncancelable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the Company or (2) for which exercises of the renewal option is controlled by the cloud service provider. Costs incurred during the application development stage that are directly attributable to developing or obtaining software for internal use are defined as implementation costs and capitalized. Costs incurred during operation and post-implementation stages are charged to expense.

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

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted and signed into law, and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act, among other things, includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for business entities include a five-year net operating loss (“NOL”) carrybacks, suspension of annual deduction limitation of 80% taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and technical correction to allow accelerated deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. The Company evaluated the impact of the CARES Act and determined the impact is immaterial.

Concentrations

The Company is subject to credit risk from its portfolio of cash equivalents and short-term investments. Under its investment policy, the Company limits amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. The Company does not believe it is exposed to any significant concentrations of credit risk from these financial instruments. The goals of its investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk; liquidity of investments sufficient to meet cash flow requirements. The Company maintains cash, cash equivalents and short-term investment balances at three financial institutions. Management believes that the financial institutions which hold its cash are financially sound and, accordingly, minimal credit risk exists. As of December 31, 2020, and 2019, respectively, the Company’s cash balances were in excess of insured limits maintained at the financial institutions.

Recent Accounting Standards

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, and also issued subsequent amendments to the initial guidance, ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11, and ASU 2020-03 (collectively, Topic 326), to introduce a new impairment model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses (“CECL”). Under Topic 326, an entity is required to estimate CECL on available-for-sale (“AFS”) debt securities only when the fair value is below the amortized cost of the asset and is no longer based on an impairment being “other-than-temporary”. Topic 326 also requires the impairment calculation on an individual security level and requires an entity use present value of cash flows when estimating the CECL. The credit-related losses are required to be recognized through earnings and non-credit related losses are reported in other comprehensive income. In April 2019, the FASB further clarified the scope of Topic 326 and addressed issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayment. Topic 326 will be effective for public entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The new guidance requires modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings as of the beginning of the first period in which the guidance becomes effective. The Company adopted this guidance on January 1, 2020, however, the adoption of this new guidance did not have any material impact on its consolidated financial statements.

Cloud Computing Arrangements

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). The guidance requires a customer in a cloud computing arrangement that is a service contract to follow the internal use software guidance to determine which implementation costs to defer and recognize as an asset. It therefore requires a customer to defer potentially significant implementation costs incurred in a cloud computing arrangement that were often expensed as incurred under the legacy GAAP and recognize them as expense over the term of the hosting arrangement. ASU 2018-15 is effective for fiscal years beginning subsequent to December 15, 2019. The Company adopted this guidance on January 1, 2020. The Company recorded $1.4 million as prepaid expenses and long-term assets on the Consolidated Balance Sheet as of December 31, 2020. The Company recorded $0.2 million of amortization expense for the year ended December 31, 2020.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment reporting

The Company operates in one segment, focused on developing and commercializing therapies using autologous TIL for the treatment of metastatic melanoma and other solid tumor cancers.

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date through the date the financial statements are issued. See Note 14 - Subsequent Events.

NOTE 3. CASH AND CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

Cash equivalents, and short-term investments consist of the following (in thousands):

	December 31,	December 31,
	2020	2019

Cash equivalents - Money market funds	$49,720	$10,049

Cash equivalents total	$49,720	$10,049

Cash equivalents in the tables above exclude cash demand deposits of $17.6 million and $3.9 million as of December 31, 2020 and 2019, respectively (in thousands).

	December 31,	December 31,
Short-term investments	2020	2019
U.S. treasury securities	$470,109	$242,249
U.S. government agency securities	91,999	50,863
Short-term investments total	$562,108	$293,112

The cost and fair value of cash equivalents and short-term investments at December 31, 2020 and 2019 were as follows (in thousands):

			Gross	Gross
		Accretion	Unrealized	Unrealized
As of December 31, 2020	Cost	(Amortization)	Gains	Losses	Fair Value
U.S. treasury securities	$471,702	$(1,594)	$30	$(29)	$470,109
U.S. government agency securities	92,248	(267)	20	(2)	91,999
Total	$563,950	$(1,861)	$50	$(31)	$562,108

			Gross	Gross
			Unrealized	Unrealized
As of December 31, 2019	Cost	Accretion	Gains	Losses	Fair Value
U.S. treasury securities	$241,709	$364	$179	$(3)	$242,249
U.S. government agency securities	50,712	107	44	—	50,863
Total	$292,421	$471	$223	$(3)	$293,112

Unrealized gains and losses are included in accumulated other comprehensive loss. All short-term investments held by the Company as of December 31, 2020 and 2019 have a maturity of less than one year.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following (in thousands):

	December 31,	December 31,
	2020	2019
Lab equipment	$4,656	$4,530
Leasehold improvements	2,573	2,372
Computer equipment	270	258
Office furniture and equipment	480	457
Construction in progress	56,758	5,417
Total Property and equipment, cost	64,737	13,034
Less: Accumulated depreciation and amortization	(5,578)	(4,498)
property and equipment, net	$59,159	$8,536

Depreciation expense for the years ended December 31, 2020, 2019, and 2018 was approximately $1.1 million, $1.2 million and $1.0 million, respectively.

NOTE 5. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2020	2019

Clinical related	$15,661	$4,692
Accrued payroll and employee related expenses	9,032	6,866
Commercial manufacturing facility related	4,342	—
Manufacturing related	3,266	2,184
Legal and related services	1,061	866
Accrued other	1,712	1,657
	$35,074	$16,265

NOTE 6. STOCKHOLDERS’ EQUITY

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

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock. At December 31, 2020, 17,000 shares were designated as Series A Convertible Preferred Stock and 11,500,000 shares were designated as Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock”).

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

No Shares of Series A Convertible Preferred Stock were converted during the year ended December 31, 2020 and 2019. At December 31, 2020 and 2019, 194 shares of Series A Convertible Preferred Stock (that are convertible into 97,000 shares of common stock) remained outstanding.

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

The Series B Convertible Preferred Stock may, at the option of each investor, be converted into fully paid and non-assessable shares of common stock. The holders of Series B Convertible Preferred Stock do not have the right to vote on matters that come before the Company's stockholders. In the event of any dissolution or winding up of the Company, proceeds shall be paid pari passu among the holders of common stock and preferred stock, pro rata based on the number of shares held by each holder. Holders of Series B Convertible Preferred Stock are entitled to dividends on an as-if-converted basis in the same form as any dividends actually paid on shares of the Series A Convertible Preferred Stock or the Company’s common stock. So long as any Series B Convertible Preferred Stock remains outstanding, the Company may not redeem, purchase or otherwise acquire any material amount of the Series A Convertible Preferred Stock or any securities junior to the Series B Convertible Preferred Stock.

No Shares of Series B Convertible Preferred Stock were converted during the year ended December 31, 2020. A total of 2,273,726 shares of Series B Convertible Preferred Stock were converted into 2,273,726 shares of common stock during the year ended December 31, 2019. At December 31, 2020 and 2019, 3,581,119 shares of Series B Preferred Stock (that are convertible into 3,581,119 shares of common stock) remained outstanding, respectively.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Warrants

There were no remaining outstanding warrants as of December 31, 2020 and 2019.

Restricted Stock Units

On June 1, 2016, the Company entered into an RSU agreement with the Company’s Chief Executive Officer, Maria Fardis, Ph.D., pursuant to which the Company granted Dr. Fardis 550,000 non-transferrable RSU at fair market value of $5.87 per share as an inducement of employment pursuant to the exception to The Nasdaq Global Market rules that generally require stockholder approval of equity incentive plans. The 550,000 RSU vest in installments as follows: (i) 137,500 RSU vested upon the first anniversary of the effective date of Dr. Fardis’ employment agreement; (ii) 275,000 RSU vest upon the satisfaction of certain clinical trial milestones; and (iii) 137,500 RSU vest in equal monthly installments over the 36-month period following the first anniversary of the effective date of Dr. Fardis’ employment, such that the RSUs were fully vested as of June 1, 2020. At December 31, 2020, the Company had no RSUs outstanding.

Stock-based compensation expense for restricted stock units are measured based on the closing fair market value of the Company's common stock on the date of grant. The stock-based compensation expenses relating to restricted stock units were $0.1 million, $0.3 million, and $0.3 million for the years ended December 31, 2020, 2019, and 2018, respectively, recorded as part of general and administrative expenses.

Equity Incentive Plans

On October 14, 2011, the Company’s Board of Directors (the “Board”) adopted the 2011 Equity Incentive Plan (the “2011 Plan”). Employees, directors, consultants and advisors of the Company are eligible to participate in the 2011 Plan. The 2011 Plan initially had 180,000 shares of common stock reserved for issuance in the form of incentive stock options, non-qualified options, common stock, and grant appreciation rights. The 2011 Plan was not approved by the Company’s stockholders within the required one-year period following its adoption and, accordingly, no incentive stock options can be granted under that plan. In August 2013, the Board and a majority of the Company’s stockholders approved an amendment to increase the number of shares available under the 2011 Plan from 180,000 shares to 1,700,000 shares, and an amendment to increase the number options or other awards that can be granted to any one person during a twelve (12) month period from 50,000 shares to 300,000 shares. The foregoing amendment to the 2011 Plan became effective in September 2013. On August 20, 2014, the Board amended the 2011 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2011 Plan from 1,700,000 to 1,900,000 shares, effective immediately. At December 31, 2020, 11,240 shares were available for future grant under the 2011 Plan.

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

On August 16, 2016, the Company’s stockholders approved an increase in the total number of shares that can be issued under the 2014 Plan to 9,000,000 shares of the Company’s common stock. At December 31, 2020, 61,575 shares were available for grant under the Company’s 2014 Plan.

On April 22, 2018, the Board adopted the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan was approved by the Company’s stockholders at the annual meeting of stockholders held in June 2018. The 2018 Plan as

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approved by the stockholders authorized the issuance up to an aggregate of 6,000,000 shares of common stock reserved for issuance in the form of incentive (qualified) stock options, non-qualified options, common stock, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards or any combination of the foregoing. On June 8, 2020, the Company's stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2018 Plan from 6,000,000 to 14,000,000 shares, which became effective immediately. At December 31, 2020, 7,455,537 shares of common stock were available for grant under the Company’s 2018 Plan.

Stock Options

A summary of the status of stock options at December 31, 2020, and the changes during the three years then ended, is presented in the following table:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contract	Value
	Options	Price	Life	(in thousands)
Outstanding at January 1, 2018	6,072,368	$7.42
Issued	2,960,620	14.73
Exercised	(1,336,514)	7.45
Expired/Cancelled	(807,187)	10.04
Outstanding at December 31, 2018	6,889,287	$10.25
Issued	4,166,600	14.73
Exercised	(727,492)	8.85
Expired/Cancelled	(833,683)	13.87
Outstanding at December 31, 2019	9,494,712	$12.00
Issued	4,981,001	28.17
Exercised	(973,854)	9.92
Expired/Cancelled	(886,221)	18.67
Outstanding at December 31, 2020	12,615,638	$18.08	7.81	$358,726

Options exercisable at December 31, 2020	6,401,443	$11.70	6.67	$222,631

A summary of outstanding and exercisable stock options as of December 31, 2020 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Range of Exercise	Number of	Contractual	Exercise Price	Number of	Contractual	Exercise Price
Prices	Shares	Life	Per Share	Shares	Life	Per Share
$ 5.05-$ 7.3	1,307,133	5.26	$5.98	1,307,133	5.26	$5.98
$ 7.4-$ 8.17	1,309,536	5.70	7.67	1,300,911	5.68	7.67
$ 8.3-$ 11.05	1,072,016	6.92	9.60	808,228	6.55	9.54
$ 11.15-$ 11.26	1,377,597	7.93	11.26	812,887	7.76	11.26
$ 11.44-$ 16.8	1,481,860	7.33	15.57	1,282,900	7.30	15.71
$ 16.94-$ 22.9	1,291,100	8.54	19.73	674,672	8.33	19.59
$ 23-$ 23.87	256,300	9.08	23.59	12,375	8.90	23.17
$ 23.88-$ 23.88	1,369,946	9.05	23.88	—	—	—
$ 23.93-$ 25.78	1,406,500	8.97	25.32	76,787	8.56	25.65
$ 27.5-$ 117	1,743,650	9.54	35.25	125,550	8.77	36.54
	12,615,638	7.81	$18.08	6,401,443	6.67	$11.70

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

In June 2020, the Company adopted the 2020 ESPP upon its approval by the Company’s shareholders at its Annual Stockholders Meeting on June 8, 2020. The Company reserved 500,000 shares of its common stock for issuance under the 2020 ESPP.

Under the 2020 ESPP, employees of the Company can purchase shares of our common stock based on a percentage of their compensation subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair market value of its common stock on the offering date or the purchase date with a six month look-back feature. The 2020 ESPP purchases are settled with common stock from the 2020 ESPP’s previously authorized and available pool of shares.

The compensation expense related to the 2020 ESPP for the year ended December 31, 2020 was $0.06 million. As of December 31, 2020, no shares were issued under the 2020 ESPP and there was $0.5 million of unrecognized compensation cost associated with the 2020 ESPP, which will be recognized over 6 months.

Stock-Based Compensation

Total stock-based compensation expense related to all of the Company’s stock-based awards was recorded on the Consolidated Statements of Operations as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Research and development	$19,727	$11,396	$9,305
General and administrative	21,160	12,881	10,722
Total stock-based compensation expenses	$40,887	$24,277	$20,027

Total stock-based compensation broken down based on each individual instrument was as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Stock option expenses	$40,714	$23,964	$19,758
Restricted stock unit expenses	112	313	269
2020 ESPP expenses	61	—	—
Total stock-based compensation expenses	$40,887	$24,277	$20,027

As of December 31, 2020, there was $75.9 million of total unrecognized compensation expenses related to non-vested employee options to be recognized over a weighted average period of 1.90 years.

The weighted average grant date fair value for employee options granted under the Company's stock option plans during the years ended December 31, 2020, 2019, and 2018 was $17.32, $9.48, and $14.44 per option respectively.

The aggregate intrinsic value in the table above reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year ended December 31, 2020 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2020. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

The total pre-tax intrinsic value of stock options exercised during the year ended December 31, 2020, 2019, and 2018 were $21.4 million, $5.3 million, and $2.3 million, respectively.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the assumptions relating to options granted pursuant to the Company’s equity incentive plans for the years ended December 31, 2020, 2019, and 2018:

	Stock Option			ESPP
	Years Ended December 31,
Assumptions:	2020	2019	2018	2020
Expected term (years)	5.18 - 6.19	6.14 - 6.06	6.50 - 5.13	0.50
Expected volatility	69.99% - 70.99%	71.62% - 70.63%	200.28% - 167.54%	54.90%
Risk-free interest rate	0.28% - 1.83%	2.59% - 1.62%	2.97% - 2.27%	0.09%
Expected dividend yield	0%	0%	0%	0%

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

NOTE 7. EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan covering substantially all U.S. employees under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “IRC”). The Company's matching contribution to the plan was $1.2 million, $0.9 million, and $0.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.

NOTE 8. INCOME TAXES

Net deferred tax assets (liabilities) are summarized as follows (in thousands):

	As of December 31,
	2020	2019
Deferred income tax asset:
Net operating loss carry forward	$144,087	$95,473
Stock-based compensation	11,364	8,851
Tax credit carry forwards	32,508	22,711
Lease liabilities	11,051	2,529
Depreciation and amortization	250	98
Reserves and accruals	1,866	1,410
Deferred tax assets before valuation allowance	201,126	131,072
Less: valuation allowance	(189,412)	(128,720)
Net deferred income tax assets	11,714	2,352
Deferred tax liabilities:
Depreciation and amortization	(11,714)	(2,352)
Net deferred tax assets (liabilities)	$—	$—

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Years ended December 31,
	2020	2019	2018
Federal statutory tax rate	(21)%	(21)%	(21)%
Orphan Drug & Research credits	(3)	(4)	(3)
Permanent and other differences	1	1	1
Tax rate change	—	—	—
State tax, net of federal benefit	—	(2)	(1)
	(23)%	(26)%	(24)%
Valuation allowance	23%	26%	24%
Effective tax rate	—%	—%	—%

The components of income tax expense (benefit) are as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Federal:
Current	$—	$—	$—
Deferred	(59,931)	(47,010)	(28,277)
State and Local
Current	—	—	—
Deferred	(760)	(3,564)	(2,020)
Change in Valuation Allowance	60,691	50,574	30,297
Total income tax expense (benefit)	$—	$—	$—

The Company had net operating loss carryovers (“NOLs”) for federal and state income tax purposes of approximately $662.4 million and $128.9 million, respectively, as of December 31, 2020. $142.4 million of federal NOLs will expire beginning in 2027, while $520.0 million generated after Tax Reform will have an indefinite life. The state NOLs will expire if unused in years 2030 through 2038.

The Company’s utilization of NOLs is subject to an annual limitation due to ownership changes that have occurred previously or that could occur in the future as provided in Section 382 of the Code (“Section 382”), as well as similar state provisions. Section 382 limits the utilization of NOLs when there is a greater than 50% change of ownership as determined under the regulations. Since its formation, the Company has raised capital through the issuance of capital stock and various convertible instruments which, combined with the purchasing shareholders’ subsequent disposition of these shares, has resulted in an ownership change as defined by Section 382, and could result in an ownership change in the future upon subsequent disposition. The Company’s utilization of NOLs may also be adversely affected by future changes in federal and state tax laws and regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2020, 2019, and 2018, the change in the valuation allowance was approximately $60.7 million, $50.6 million, and $30.3 million respectively.

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

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended December 31, 2020, 2019, and 2018 is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Unrecognized benefit - beginning of period	$10,038	$6,344	$4,111
Gross decreases - prior period tax positions	—	—	118
Gross increase current period tax positions	4,394	3,694	2,115
Unrecognized benefit - end of period	$14,432	$10,038	$6,344

No interest or penalties on unpaid tax were recorded during the years ended December 31, 2020, 2019, and 2018, respectively. The Company does not anticipate any significant changes within 12 months of this reporting date of its uncertain tax positions.

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

Pursuant to the terms of the CRADA, as amended, the Company is required to make quarterly payments of $0.5 million to the NCI for support of research activities. To the extent the Company licenses patent rights relating to a TIL-based product candidate, the Company will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, the Company may be required to supply certain test articles, including TIL, grown and processed under cGMP conditions, suitable for use in clinical trials, where the Company holds the investigational new drug application for such clinical trial. The extended CRADA has a five-year term expiring in August 2021. The Company or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. The Company recorded costs associated with the CRADA of $2.0 million, $2.2 million, and $2.0 million for the years ended December 31, 2020, 2019 and 2018, respectively, as research and development expenses.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Patent License Agreement Related to the Development and Manufacture of TIL

Effective October 5, 2011, the Company entered into an Exclusive Patent License Agreement (the “Patent License Agreement”) with the NIH, an agency of the U.S. Public Health Service within the Department of Health and Human Services (NIH), which was subsequently amended on February 9, 2015 and October 2, 2015. Pursuant to the Patent License Agreement, as amended, the NIH granted the Company licenses, including exclusive, co-exclusive, and non-exclusive licenses, to certain technologies relating to autologous tumor infiltrating lymphocyte adoptive cell therapy products for the treatment of metastatic melanoma, lung, breast, bladder and HPV-positive cancers. The Patent License Agreement requires the Company to pay royalties based on a percentage of net sales (which percentage is in the mid-single digits), a percentage of revenues from sublicensing arrangements, and lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the various indications and other direct costs incurred by the NIH pursuant to the agreement. The Company anticipates making a milestone payment in conjunction with the submission of a Biologics License Application for any of its product candidates covered by the Patent License Agreement.

Exclusive Patent License Agreement Related to TIL Selection

On February 10, 2015, the Company entered into an exclusive patent license agreement (the “Exclusive Patent License Agreement”) with the NIH under which the Company received an exclusive license to the NIH’s rights to patent-pending technologies related to methods for improving adoptive cell therapy through more potent and efficient production of TIL from melanoma tumors by selecting for T cell populations that express various inhibitory receptors. Unless terminated sooner, the license shall remain in effect until the last licensed patent right expires. Under the Exclusive Patent License Agreement, the Company agreed to pay customary royalties based on a percentage of net sales of a licensed product (which percentage is in the mid-single digits), a percentage of revenues from sublicensing arrangements, and lump sum benchmark payments upon the successful completion of clinical studies involving licensed technologies, the receipt of the first FDA approval or foreign equivalent for a licensed product or process resulting from the licensed technologies, the first commercial sale of a licensed product or process in the U.S., and the first commercial sale of a licensed product or process in any foreign country.

H. Lee Moffitt Cancer Center

Research Collaboration and Clinical Grant Agreements with Moffitt

In December 2016, the Company entered into a new three-year Sponsored Research Agreement with H. Lee Moffitt Cancer Center (“Moffitt”) which expired in December 2019. In June 2020, the Company entered into a new Sponsored Research Agreement with Moffitt, with a term that ends either upon completion of the research thereunder or on July 1, 2022, whichever is sooner, and under which immaterial payments will be made to Moffitt in connection with the research services thereunder. At the same time, the Company entered into a clinical grant agreement with Moffitt to support an ongoing clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with metastatic melanoma. In June 2017, the Company entered into a second clinical grant agreement with Moffitt to support a new clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with non-small cell lung cancer, under which the Company obtained a non-exclusive, royalty-free license to any new Moffitt inventions made in the performance of the agreement. Under both clinical grant agreements with Moffit, the Company has non-exclusive rights to clinical data arising from the respective clinical trials. In the years ended December 31, 2020, 2019 and 2018, the Company recorded research and development costs of $0.6 million, $0.7 million, and $1.2 million, respectively, in connection with the research collaboration and clinical grant agreements with Moffitt.

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

Pursuant to the First Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million. A patent issuance fee will also be payable under the First Moffitt License, upon the issuance of the first U.S. patent covering the subject technology. In addition, the Company agreed to pay milestone license fees upon completion of specified milestones, customary

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

royalties based on a specified percentage of net sales (which percentage is in the low single digits) and sublicensing payments, as applicable, and annual minimum royalties beginning with the first sale of products based on the licensed technologies, which minimum royalties will be credited against the percentage royalty payments otherwise payable in that year. The Company will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the First Moffitt License related to the treatment of any cancers in the U.S., Europe and Japan and in other countries designated by the Company in agreement with Moffitt. No expenses were recorded for the First Moffitt License for the year ended December 31, 2020, 2019, and 2018.

The Company entered into a license agreement with Moffitt effective as of May 7, 2018 (the “Second Moffitt License”), under which the Company received a license to Moffitt’s rights to patent-pending technologies related to the use of 4-1BB agonists in conjunction with TIL manufacturing processes and therapies. Pursuant to the Second Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million in 2018. An annual license maintenance fee is also payable commencing on the first anniversary of the effective date. In addition, the Company agreed to pay an annual commercial use payment for each indication for which a first sale has occurred, which in the aggregate amounts to up to $0.4 million a year. The Company recorded $0.1 million for the years ended December 31, 2020, 2019 and 2018 as research and development expenses in connection with this agreement.

M.D. Anderson Cancer Center

Strategic Alliance Agreement

On April 17, 2017, the Company entered into a Strategic Alliance Agreement (the “SAA”) with M.D. Anderson Cancer Center (“MDACC”) under which the Company and MDACC agreed to conduct clinical and preclinical research studies. The Company agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA. In return, the Company acquired all rights to inventions resulting from the studies and has been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of MDACC reasonably necessary to exploit, including the commercialization thereof. The Company has also been granted certain rights in clinical data generated by MDACC outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt by the Company of all deliverables due from MDACC thereunder. In May 2017, the Company made a prepayment of $1.4 million followed by subsequent payment of $2.5 million under this agreement. The Company recorded $1.1 million, $3.4 million and $0.8 million associated with the SAA for the year ended December 31, 2020, 2019, and 2018 as research and development expenses, respectively.

WuXi

In November 2016, the Company entered into a three-year manufacturing and services agreement (“MSA”) with WuXi AppTec, Inc. (“WuXi”) pursuant to which WuXi agreed to provide manufacturing and other services, which has since been amended and assigned to our subsidiary Iovance Biotherapeutics Manufacturing LLC. Under the agreement, the Company entered into two statements of work for two cGMP manufacturing suites to be established and operated by WuXi for the Company, both of the suites are expected to be capable of being used for the commercial manufacture of its products. The statements of work for the first suite were amended in 2019 and September 2020, and the second suite was amended in 2019. The statements of work for facility include a fixed component to reserve a dedicated suite and a trained work force, and a variable component, mainly materials and testing used during the manufacturing processes. Both statements of work provide for adjustments to the targeted production capacity levels and the corresponding fixed quarterly fees upon written notice from the Company of 30 days and 90 days for the first and second dedicated suites, respectively. The terms of the related statements of work for the first and second dedicated manufacturing suites currently extend to August 2022 and June 2021, respectively. The Company recorded costs associated with agreements with WuXi of $20.6 million, $28.4 million, and $15.1 million for the years ended December 31, 2020, 2019, and 2018 respectively, as research and development expenses.

Cellectis

On January 12, 2020, the Company entered into a research collaboration and exclusive worldwide license agreement whereby the Company will license gene-editing technology from Cellectis S.A. ("Cellectis"), a clinical-stage biopharmaceutical company, in order to develop TIL therapies that have been genetically edited. Financial terms of the license include development, regulatory and sales milestone payments from the Company to Cellectis, as well as royalty payments based on net sales of TALEN-modified TIL

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

products. The Company recorded costs associated with the license agreement from Cellectis of $0.4 million the year ended December 31, 2020, respectively.

Novartis

On January 12, 2020, the Company obtained a license from Novartis Pharma AG (“Novartis”) to develop and commercialize an antibody cytokine engrafted protein, which the Company refers to as IOV-3001. Under the agreement, the Company has paid an upfront payment to Novartis and may pay future milestones related to initiation of patient dosing in various phases of clinical development for IOV-3001 and approval of the product in the U.S., EU and Japan. Novartis is also entitled to low-to-mid single digit percentage royalties from commercial sales of the product. The Company recorded costs associated with the license agreement from Novartis of $10.0 million as research and development expenses for the year ended December 31, 2020.

NOTE 10. LEASES

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

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

New York Lease

The Company leased office space in New York for a monthly rental of approximately $18,000 a month from January 2017 through July 2017. On June 5, 2017, the Company entered into an agreement whereby the Company will lease office space from August 1, 2017 to July 31, 2018, for approximately $9,000 a month. On April 20, 2018, the Company entered into an agreement to extend the lease term to January 31, 2019 for approximately $7,000 a month. On November 2, 2018, the Company entered into an agreement to extend the lease term to July 31, 2019 for approximately $4,000 a month. On May 1, 2019, the Company entered into an agreement to extend the lease term to January 31, 2020 for approximately $4,000 a month. On October 24, 2019, the Company entered into an agreement to extend the lease term to April 30, 2020 for approximately $4,000 a month. On January 23, 2020, the Company entered into an agreement to extend the lease term to July 31, 2020 for approximately $4,000 a month. On May 24, 2020, the Company entered into an agreement to extend the lease term to October 31, 2020 for approximately $4,000 a month. On September 1, 2020, the Company entered into an agreement to extend the lease term to January 31, 2021, for approximately $4,000 a month. On January 31, 2021, the lease terminated, and we closed our New York office.

Philadelphia Office Lease

On May 2, 2019, the Company entered into an agreement to lease approximately 1,500 square feet of office space in Philadelphia, Pennsylvania until July 1, 2019 for a rate of $2,000 a month, and then approximately 4,500 square feet of office space for the remainder of a three-year term at an initial rate of $11,063 per month, subject to annual increases of 2.5%.

On August 1, 2020, the Company entered into an agreement to lease approximately 2,965 square feet of a training facility space in Philadelphia, Pennsylvania for a twelve-month term at a rate of approximately $6,500 per month.

Commercial Manufacturing Facility Agreement

On May 28, 2019, the Company entered into a lease agreement with 300 Rouse Boulevard, LLC (the “Commercial Manufacturing Facility Lease”) for a build-to-suit commercial manufacturing facility, laboratories, and offices located in Philadelphia, Pennsylvania. Under the Commercial Manufacturing Facility Lease, the Company leases approximately 136,000 rentable square feet of space in a building located at 300 Rouse Boulevard, Philadelphia, Pennsylvania (the “Premises”). The construction of the commercial manufacturing facility began in July 2019 and has been substantially completed.

The Company determined the commencement date of the Commercial Manufacturing Lease to be October 7, 2020 in accordance with Topic 842 when its landlord made the Premise available for the Company’s use and the Company obtained control over the use of the Premises. The Commercial Manufacturing Facility Lease includes an option to extend the term of the lease, exercisable under certain conditions as described in the Commercial Manufacturing Facility Lease, such that the overall term, when added to the initial term, shall be 359 months, by giving the landlord prior written notice thereof at least 18 months in advance of the expiration date. In determining the lease term, the Company did not include the periods covered by the option to extend the lease as it determined that it is not reasonably certain that the Company will exercise such option. Upon the commencement date, the Company recognized operating lease liabilities and right-of-use assets of $41.3 million and $45.7 million, respectively.

The Company’s monthly base rent under the Lease will be approximately $320,000, subject to an annual increase of 2% for the first ten years, and an annual increase of the greater of 2% or 75% of the average ten-year consumer price index. The Company is also responsible for paying operating expenses, which are expected to be approximately $72,000 per month in 2021.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The balance sheet classification of the Company’s right-of-use asset and lease liabilities was as follows:

	December 31, 2020	December 31, 2019
Operating lease right-of-use assets	$54,756	$10,695
Operating lease liabilities
Current portion included in current liabilities	6,284	7,252
long-term portion included in non-current liabilities	45,375	4,248
Total Operating lease liabilities	$51,659	$11,500

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes components of lease expenses, which were included in Total expenses in the Company’s Consolidated Statement of Operations, and other information related to our operating leases as follows (in thousands except weighted-average remaining lease terms and discount rates):

	For the Year	For the Year
	Ended	Ended
	December 31, 2020	December 31, 2019

Operating lease cost	8,728	$9,213
Variable lease cost	5,585	5,801
Short-term lease cost	91	72
Total lease cost	14,404	$15,086

Other information

Cash paid for amounts included in the measurement of lease liabilities included in Operating cashflows	$8,372	$8,622
Increase in right-of-use assets from the adoption of Topic 842	$—	$10,380
Right-of-use assets obtained from entering new leases	$50,327	$4,092
Increase in right-of-use assets from lease modifications	$1,306	$3,660
Weighted-average remaining lease terms (years)	16.76	1.74
Weighted-average discount rates	8.3%	7.7%

Variable lease cost is determined based on performance or usage in accordance with the contractual agreements, and not based on an index or rate.

As of December 31, 2020, the maturities of the Company's operating lease liabilities were as follows (in thousands):

		CMO
	Facility	embedded
	leases	leases	Total
2021	$3,912	$6,288	$10,200
2022	4,281	1,782	6,063
2023	4,286	—	4,286
2024	4,375	—	4,375
2025	4,281	—	4,281
Thereafter	74,206	—	74,206
Total lease payments	$95,341	$8,070	$103,411
Less: Present value adjustment	(51,474)	(278)	(51,752)
Operating lease liabilities	$43,867	$7,792	$51,659

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of Topic 842 or the date of lease modifications. As of December 31, 2020, the weighted average remaining lease term is 16.76 years and the weighted average discount rate used to determine the operating lease liabilities was 8.3%.

NOTE 11. LEGAL PROCEEDINGS

Derivative Lawsuit. On December 11, 2020, a purported stockholder derivative complaint was filed by plaintiff Leo Shumacher against the Company, as nominal defendant, and its current directors, as defendants, in the Court of Chancery in the State of Delaware. The complaint alleges breach of fiduciary duty and a claim for unjust enrichment in connection with alleged excessive compensation of certain non-executive directors of the Company and seeks unspecified damages on behalf of the Company. The defendants intend to vigorously defend against the foregoing complaints. Based on the early stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from these matters.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Solomon Capital, LLC. On April 8, 2016, a lawsuit (“the First Solomon Suit”) titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Lion Biotechnologies, Inc. was filed by Solomon Capital, LLC, Solomon Capital 401(k) Trust, Solomon Sharbat and Shelhav Raff (“Solomon Plaintiffs”) against the Company in the Supreme Court of the State of New York, County of New York (index no. 651881/2016). The Solomon Plaintiffs allege that, between June and November 2012, they provided to the Company $0.1 million and that they advanced and paid on behalf of the Company an additional $0.2 million. The complaint further alleges that the Company agreed to (i) provide them with promissory notes totaling $0.2 million, plus interest, (ii) issue a total of 1,110 shares to the Solomon Plaintiffs (after the 1-for-100 reverse split of the Company’s common stock effected in March 2013) (the “Equity Claim”), and (iii) allow the Solomon Plaintiffs to convert the foregoing funds into its securities in the next financing of the Company on the same terms offered to other investors, which Solomon Plaintiffs allege, should have given them the right to convert their advances and payments into shares of the Company's common stock in the restructuring that took effect in May 2013. Based on the foregoing, the Solomon Plaintiffs allege causes for breach of contract and unjust enrichment and demand judgment against the Company in an unspecified amount exceeding $1.5 million, plus interest. On June 3, 2016, the Company filed an answer and counterclaims in the lawsuits. The Company has asserted counterclaims for fraudulent inducement, fraudulent misrepresentation, fraudulent concealment, breach of fiduciary duty, and breach of contract, alleging principally that the counterclaim defendants misrepresented their qualifications and failed to disclose that Solomon Sharbat was the subject of an investigation by the Financial Industry Regulatory Authority (“FINRA”) that resulted in the loss of his FINRA license. In its counterclaims, the Company is seeking damages in an amount exceeding $0.5 million and an order rescinding any and all agreements that the plaintiffs contend entitled them to obtain shares of Company stock. On May 12, 2020, the court granted the Company’s motion for summary judgment limiting the Solomon Plaintiffs’ damages for the Equity Claim to $47,420. The Solomon Plaintiffs filed a notice of appeal of this summary judgment on June 9, 2020. On July 2, 2020, the court granted the Company’s motion to dismiss the First Solomon Suit for want of prosecution. On July 31, 2020, the Solomon Plaintiffs, through new counsel, filed a motion for reconsideration of the dismissal of the First Solomon Suit for want of prosecution. On August 11, 2020, the Company filed an opposition brief against the Solomon Plaintiffs’ motion for reconsideration. On August 17, 2020, the Solomon Plaintiffs filed a reply brief in support of their motion for reconsideration. On September 2, 2020, the Solomon Plaintiffs filed a notice of appeal of the dismissal for want of prosecution. On January 4, 2021, the court granted the Solomon Plaintiffs motion for reconsideration, and reinstituted the case. On January 15, 2021, the Company filed a notice of appeal of the court’s grant of the Solomon Plaintiffs motion for reconsideration.

On September 27, 2019, the Solomon Plaintiffs filed a new lawsuit (through new legal counsel) (“the Second Solomon Suit”) titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Iovance Biotherapeutics, Inc., f/k/a/ Lion Biotechnologies Inc. f/k/a/ Genesis Biopharma Inc., and Manish Singh in the Supreme Court of the State of New York, County of New York (index no. 655668/2019). In the Second Solomon Suit, the Solomon Plaintiffs allege that they are third party beneficiaries of a “finder’s fee agreement” that prior management entered into with a third party unlicensed entity in 2012 in connection with seeking financing, that an agreement or understanding existed between the Company and the plaintiffs that the plaintiffs would be paid fees and commissions (in cash and stock) if they obtained financing for the Company, and that they directly and indirectly introduced investors to the Company who invested in the Company, or were willing to invest in the Company. Finally, the Solomon Plaintiffs allege that they were promised a license to use the Company’s technology in Israel. The plaintiffs claim that the Company breached the foregoing understandings, promises and agreements and, as a result, they are entitled to certain damages. The Solomon Plaintiffs also allege that Manish Singh, the Company’s former Chief Executive Officer, committed fraud and took shares belonging to them. On February 18, 2020, the Company filed a removal petition and removed the Second Solomon Suit to the U.S. District Court for the Southern District of New York, where the case has been assigned case no. 1:20-cv-1391. The Company has not yet responded to the complaint in the Second Solomon Suit. On May 22, 2020, the Company moved to dismiss the Second Solomon Suit for lack of personal jurisdiction. On July 17, 2020, the Solomon Plaintiffs filed an opposition brief against the Company’s motion to dismiss for lack of personal jurisdiction. On August 7, 2020, the Company filed a reply brief in support of the Company’s motion to dismiss for lack of personal jurisdiction.

The Company intends to vigorously defend these complaints and pursue its counterclaims, as applicable. At the current stage of the litigation, in both the First Solomon Suit and the Second Solomon Suit, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.

Litigation Involving Dr. Steven Fischkoff. On June 13, 2017, in an action titled Steven Fischkoff v. Lion Biotechnologies, Inc. and Maria Fardis, Dr. Steven Fischkoff, the Company’s former Vice President and Chief Medical Officer, filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York. Dr. Fischkoff was dismissed by the Company on March 28, 2017. Dr. Fischkoff was terminated “for cause” as that term is defined in his employment agreement. In his complaint, Dr. Fischkoff alleges breaches of his employment agreement and violation of New York Labor Law for failure to pay monies purportedly

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

owed to him, and seeks to recover amounts including severance pay and retention bonus (totaling $300,000), a prorated incentive bonus, and amounts relating to unvested options to 150,000 shares of the Company's common stock, together with prejudgment interest, costs, expenses and attorneys’ fees. On July 5, 2017, the Company filed a removal petition and removed the lawsuit to the U.S. District Court for the Southern District of New York, where the case has been assigned case no. 1:17-cv-05041. On July 14, 2017, the Company filed a partial answer and counterclaims against Dr. Fischkoff, denying his allegations, and alleging breach of contract and related claims, breach of fiduciary duty, and state and federal trade secret misappropriation and related claims, and sought a temporary restraining order and preliminary injunction against Dr. Fischkoff. On July 18, 2017, the court issued a temporary restraining order against Dr. Fischkoff requiring him to return the Company's materials, prohibiting him from disclosing or using the Company’s materials, and granting expedited discovery. On June 25, 2018, pursuant to a stipulation between the parties, the court entered a permanent injunction prohibiting Dr. Fischkoff from disclosing, possessing, or using any of the Company’s proprietary materials or trade secrets. On July 5, 2018, the court entered an order dismissing two of Dr. Fischkoff’s claims against the Company and Dr. Fardis. On October 18, 2018, Dr. Fischkoff amended his complaint to assert a new claim for defamation arising from SEC filings in which the Company provided the information about this litigation. On September 23, 2020, the parties reached a confidential settlement in this matter, and on October 13, 2020, the court approved a stipulation of dismissal with prejudice filed by the parties.

Other Matters.  In connection with the Company’s reincorporation from Nevada to Delaware in 2017, the Company (as a Delaware corporation) untimely filed a post-effective amendment to adopt a Form S-8 registration statement that the Company filed (as a Nevada corporation) to register the shares underlying the Company’s 2011 Equity Incentive Plan. Before the Company filed the required post-effective amendment, options to purchase 200,000 shares were exercised under the 2011 Equity Incentive Plan. The effect of the delayed post-effective amendment filing on the 200,000 option shares is uncertain, but the issuance and sale of the shares may not have been in compliance with the Form S-8 registration statement. The existence of any liability to the Company, and the amount of any such liability to the Company, as a result of the issuance of the 200,000 shares is uncertain. Accordingly, no accrual for a potential claim has been made by the Company in its consolidated financial statements.

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

NOTE 12. QUARTERLY UNAUDITED RESULTS

The results of operations by quarter for the years ended December 31, 2020 and 2019 are as follows:

	2020				2019
	(in thousands, except per share information)
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenue	$—	$—	$—	$—	$—	$—	$—	$—
Net loss	$(69,595)	$(63,018)	$(58,571)	$(68,397)	$(36,950)	$(47,551)	$(49,487)	$(63,568)
Net loss per share, basic and diluted	$(0.55)	$(0.47)	$(0.40)	$(0.47)	$(0.30)	$(0.38)	$(0.40)	$(0.50)
Weighted average share used in computing net loss per share, basic and diluted	126,568	133,162	146,492	146,738	123,415	123,567	124,035	126,273

NOTE 13. RELATED PARTY TRANSACTIONS

On September 14, 2017, the Company entered into a three-year consulting agreement with Iain Dukes, D. Phil, the Chairman of the Board. As compensation for his consulting services, the Company granted Dr. Dukes a stock option to purchase up to 150,000 shares of the Company’s common stock, at an exercise price of $7.30 per share. Under the consulting agreement, Dr. Dukes agreed to provide the Company with services regarding business development opportunities, licensing transactions and technology acquisitions by the Company, and any such strategic initiatives appropriate for the Company that Dr. Dukes may identify. The granted stock options vest in 12 quarterly installments (with 1/12th of the option shares having vested on the date of grant). The vesting of the granted stock options will accelerate, and the entire award will become fully vested upon the closing of a significant licensing transaction, a material product acquisition, a material strategic transaction, or upon a change of control transaction. The

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company recognized $0.2 million, $0.4 million and $0.7 million in stock-based compensation expense related to this consulting agreement during the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 14. SUBSEQUENT EVENTS

New Headquarters Lease

On February 3, 2021, the Company entered into a lease agreement with ARE-San Francisco No. 63, LLC (the “New Headquarters Lease”) for laboratories and offices to be constructed in Suite 400 of an existing building located at 825 Industrial Road, San Carlos, California (the “Building”), commonly known as The District. Under the New Headquarters Lease, the Company will lease approximately 49,918 rentable square feet of space in the Building (the “Premises”). The New Headquarters Lease is for a term of 120 months, commencing upon the first day of the first full month (the “Rent Commencement Date”) after the earlier to occur of (i) the date that is 12 months and one day after the execution date (the “Commencement Date”), which is January 30, 2022, or (ii) the date that the Tenant Improvements are substantially completed; provided, however, that the Rent Commencement Date shall be delayed 1 day for each day after the Commencement Date that (a) to the extent that, after the Commencement Date, any governmental authority having jurisdiction, as a result of the COVID-19 outbreak in the U.S., declares or implements any order or mandate that restricts construction activities in San Mateo County, California (any such order or mandate, a “Government Mandate”), to the extent that such Government Mandate precludes the construction of tenant improvements, or (b) a landlord delay occurs. Construction of the Company’s offices is expected to extend through 2021. The New Headquarters Lease includes an option to extend the term of the lease for 60 months, exercisable under certain conditions and at a market rate as described in the New Headquarters Lease.

Commencing 210 days after the Rent Commencement Date as the result of a rent abatement, the Company’s monthly base rent under the New Headquarters Lease will be $279,540.80, subject to an annual increase of 3%. Beginning in 2022, the Company will also be responsible for paying operating expenses.

Extension of Existing Headquarters Leases

On February 3, 2021, the Company entered into two amendments (the “Suite 150 Second Amendment” and the “Suite 100 and Suite 125 First Amendment”) to its previously disclosed lease agreements with Hudson Skyway Landing, LLC, for space located on the first floor of the building located at 999 Skyway Road, San Carlos, California, commonly known as Skyway Landing II.

Under the Suite 100 and Suite 125 Second Amendment, the Company will extend its previously disclosed amended lease of approximately 20,432 rentable square feet of space, which would have expired on April 30, 2021, to December 31, 2021. The Company’s monthly base rent under the Suite 100 and Suite 125 Second Amendment will be $103,181.60. The Company is also responsible for paying its portion of operating expenses and real estate taxes. The Company has an option to extend the expiration of the Suite 100 and Suite 125 Second Amendment for one month or six months, at its discretion, by providing notice as specified in the Suite 100 and Suite 125 Second Amendment.

Under the Suite 150 First Amendment, the Company will extend its previously disclosed lease of approximately 8,733 rentable square feet of space, which also would have expired on April 30, 2021, to December 31, 2021. The Company’s monthly base rent under the Suite 150 First Amendment will be $44,101.65. The Company is also responsible for paying its portion of operating expenses and real estate taxes. The Company has an option to extend the expiration of the Suite 150 First Amendment for one month or six months, at its discretion, by providing notice as specified in the Suite 150 First Amendment.

Economic Stimulus Program Loan

On January 26, 2021, the Company entered into a Loan Note dated January 26, 2021 (the “Loan Note”) and accompanying Economic Stimulus Program Loan Agreement with PIDC – Local Development Corporation, a Pennsylvania nonprofit corporation (the “Lender”), pursuant to which the Lender agreed to make a loan (the “Job Creation Loan”) to the Company in a principal amount of $1.0 million. The Job Creation Loan will be for a term of five years starting on the date of the issuance of a final certificate of occupancy for the Company’s leased premises in Philadelphia, Pennsylvania. The Job Creation Loan is unsecured, bears no interest, and will be forgiven by the Lender in the amount of $2,000 per full-time or “full time equivalent” (defined as two or more part time employees whose working hours total at least 35 hours a week) employee with an average salary of at least $80,000 (“FT Employees”), up to a maximum amount equal to the amount of the Job Creation Loan, as calculated based on the average number of

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FT Employees employed at the Company’s premises during the period of the 5-year term beginning on the date that is six months prior to the maturity date and ending on the maturity date. If the Job Creation Loan is not forgiven in full by the maturity date, the remaining balance of the loan not forgiven will become payable on the maturity date. The Loan Note includes customary events of default. Upon the occurrence of an event of default, the Lender will have the right to exercise remedies against the Company, including the right to require immediate payment of all amounts due under the Loan Note.

Entry Into a Material Definitive Agreement

On February 8, 2021, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) with respect to an “at the market” offering program, under which the Company may, from time to time, in its sole discretion, issue and sell through Jefferies, acting as sales agent, up to $350.0 million of shares of the Company’s common stock, par value $0.000041666 per share (the “Common Shares”). The issuance and sale, if any, of the Common Shares by the Company under the Sales Agreement will be made pursuant to a prospectus supplement, dated February 8, 2021, to the Company’s registration statement on Form S-3ASR, originally filed with the Securities and Exchange Commission on May 27, 2020, which became effective immediately upon filing.

Pursuant to the Sales Agreement, Jefferies may sell the Common Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”). Jefferies will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the Common Shares from time to time, based upon instructions from the Company (including any price or size limits or other customary parameters or conditions the Company may impose).

The Company will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any Common Shares sold through Jefferies under the Sales Agreement.

The Company is not obligated to make any sales of Common Shares under the Sales Agreement. The offering of Common Shares pursuant to the Sales Agreement will terminate upon the earlier to occur of (i) the issuance and sale, through Jefferies, of all Common Shares subject to the Sales Agreement and (ii) termination of the Sales Agreement in accordance with its terms.