Form 10-Q
period 2021-03-31
IOVANCE BIOTHERAPEUTICS, INC.
filed 2021-05-06
CIK 1425205

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes ☑ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At April 26, 2021, the issuer had 152,849,282 shares of common stock, par value $0.000041666 per share, outstanding.

IOVANCE BIOTHERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except share and per share information)

	March 31,	December 31,
	2021	2020

ASSETS

Current Assets
Cash and cash equivalents	$131,954	$67,329
Short-term investments	461,976	562,108
Prepaid expenses and other assets	11,288	6,663
Total Current Assets	605,218	636,100

Property and equipment, net	72,750	59,159
Operating lease right-of-use assets	55,131	54,756
Long-term investments	10,227	—
Restricted cash	6,084	5,525
Long-term assets	1,163	12,918
Total Assets	$750,573	$768,458

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$13,369	$13,513
Accrued expenses	35,774	35,074
Operating lease liabilities - current	5,916	6,284
Total Current Liabilities	55,059	54,871

Non-Current Liabilities
Operating lease liabilities – noncurrent	47,083	45,375
Long-term note payable	1,000	—
Other liabilities	—	11,714
Total Non-Current Liabilities	48,083	57,089
Total Liabilities	103,142	111,960

Commitments and contingencies

Stockholders’ Equity
Series A Convertible Preferred stock, $0.001 par value; 17,000 shares designated, 194 shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Series B Convertible Preferred stock, $0.001 par value; 11,500,000 shares designated, 2,842,158 and 3,581,119 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	3	4
Common stock, $0.000041666 par value; 300,000,000 shares authorized, 149,315,299 and 146,874,917 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	6	6
Accumulated other comprehensive income	96	19
Additional paid-in capital	1,552,968	1,486,662
Accumulated deficit	(905,642)	(830,193)
Total Stockholders’ Equity	647,431	656,498
Total Liabilities and Stockholders’ Equity	$750,573	$768,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited; in thousands, except per share information)

	Three Months Ended
	March 31,
	2021	2020

Costs and expenses
Research and development expenses	55,949	56,952
General and administrative expenses	19,621	13,858
Total costs and expenses	75,570	70,810

Loss from operations	(75,570)	(70,810)
Other income
Interest income, net	121	1,215
Net Loss	$(75,449)	$(69,595)
Net Loss Per Share of Common Stock, Basic and Diluted	$(0.51)	$(0.55)
Weighted Average Shares of Common Stock Outstanding, Basic and Diluted	147,370	126,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited; in thousands)

	Three Months Ended
	March 31,
	2021	2020

Net Loss	$(75,449)	$(69,595)
Other comprehensive loss:
Unrealized gain on short-term investments	77	692
Comprehensive Loss	$(75,372)	$(68,903)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2021 and 2020

(unaudited; in thousands, except share information)

	Series A		Series B
	Convertible		Convertible				Additional	Accumulated other		Total
	Preferred Sock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance - December 31, 2020	194	$—	3,581,119	$4	146,874,917	$6	$1,486,662	$19	$(830,193)	$656,498
Stock-based compensation expense	—	—	—	—		—	16,941	—	—	16,941
Common stock issued upon exercise of stock options	—	—	—	—	423,178	—	6,479	—	—	6,479
Common stock sold in public offering, net of offering costs	—	—	—	—	1,278,243	—	42,885	—	—	42,885
Common stock issued from preferred stock conversion	—	—	(738,961)	(1)	738,961	—	1	—	—	—
Unrealized gain on short-term investments	—	—	—	—	—	—	—	77	—	77
Net loss	—	—	—	—	—	—	—	—	(75,449)	(75,449)
Balance - March 31, 2021	194	$—	2,842,158	$3	149,315,299	$6	$1,552,968	$96	$(905,642)	$647,431

Balance - December 31, 2019	194	$—	3,581,119	$4	126,411,808	$5	$869,354	$220	$(570,612)	$298,971
Stock-based compensation expense	—	—	—	—	—	—	9,412	—	—	9,412
Vesting of restricted shares issued for services	—	—	—	—	7,273	—	—	—	—	—
Tax payments related to shares withheld for vested restricted stock units	—	—	—	—	—	—	(118)	—	—	(118)
Common stock issued upon exercise of stock options	—	—	—	—	404,075	—	3,951	—	—	3,951
Unrealized gain on short-term investments	—	—	—	—	—	—	—	692	—	692
Net loss	—	—	—	—	—	—	—	—	(69,595)	(69,595)
Balance - March 31, 2020	194	$—	3,581,119	$4	126,823,156	$5	$882,599	$912	$(640,207)	$243,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(75,449)	$(69,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	16,941	9,412
Noncash lease expense	2,285	1,870
Accretion (amortization) of discounts and premiums on investments	2,066	(50)
Depreciation and amortization	372	252

Changes in assets and liabilities:
Prepaid expenses, other assets, and long-term assets	7,130	(1,316)
Right-of-use assets	(2,660)	—
Operating lease liabilities	1,340	(2,461)
Accounts payable	(15)	(7,768)
Accrued expenses and other liabilities	(14,401)	4,364
Net cash used in operating activities	(62,391)	(65,292)

Cash Flows from Investing Activities
Maturities of investments	158,286	113,665
Purchase of investments	(70,370)	(12,923)
Purchase of property and equipment	(10,705)	(637)
Net cash provided by investing activities	77,211	100,105

Cash Flows from Financing Activities
Tax payments related to shares withheld for vested restricted stock units	—	(118)
Proceeds from the issuance of common stock upon exercise of options	6,479	3,951
Proceeds from the issuance of common stock, net	42,885	—
Proceeds from the issuance of debt	1,000	—
Net cash provided by financing activities	50,364	3,833
Net increase (decrease) in cash, cash equivalents, and restricted cash	65,184	38,646
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	72,854	19,419
Cash, Cash Equivalents, and Restricted Cash, End of Period	$138,038	$58,065

Supplemental disclosure of non-cash investing and financing activities:
Net unrealized (loss) gain on short-term investments	$77	$692
Acquisitions of property and equipment included in accounts payable and accrued expense	(3,258)	(4,686)
Conversion of convertible preferred stock to common stock	(1)	—

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

Basis of Presentation of Unaudited Condensed Consolidated Financial Information

The unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company's financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2020, was derived from the audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2021. These interim financial statements should be read in conjunction with that report.

Liquidity

The Company is currently engaged in the development of therapeutics to fight cancer, specifically solid tumors. The Company currently does not have any commercial products and has not yet generated any revenues from its business. The Company currently does not anticipate that it will generate any significant revenues from the sale or licensing of any of its product candidates during the 12 months from the date these financial statements are issued. The Company has incurred a net loss of $75.4 million for the three months ended March 31, 2021 and used $62.4 million of cash in its operating activities during the three months ended March 31, 2021. For the three months ended March 31, 2021, the Company received net proceeds of approximately $42.9 million from the “at the market” offering program the Company has in place with Jefferies LLC, acting as sales agent. As of March 31, 2021, the Company had $610.2 million in cash, cash equivalents, investments, and restricted cash ($131.9 million of cash and cash equivalents, $462.0 million in short-term investments, $10.2 million in long-term investments, and $6.1 million in restricted cash).

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

Concentrations of Risk

The Company is subject to credit risk from its portfolio of cash equivalents and investments. Under its investment policy, the Company limits amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. The Company does not believe it is exposed to any significant concentrations of credit risk from these financial instruments. The goals of its investment policy, in order of priority, are as follows: safety and preservation of principal, liquidity of investments sufficient to meet cash flow requirements of its business, and maximization of total return while maintaining safety and liquidity.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents, and Investments

The Company’s cash and cash equivalents include short-term investments with original maturities of three months or less when purchased. The Company's investments are classified as “available-for-sale” and are presented at fair value as either a current or non-current asset based on the length of maturity from the reporting date. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income. Any impairment losses related to credit losses (if any) are included in an allowance for credit losses with an offsetting entry to net loss. No impairment losses related to credit losses were recognized for the three months ended March 31, 2021 or March 31, 2020. The cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in net interest income in the Condensed Consolidated Statements of Operations. Gains and losses on securities sold are recorded based on the specific identification method and are included in net interest income in the Condensed Consolidated Statements of Operations. The Company has not incurred any realized gains or losses from sales of securities to date. The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities and commercial papers, and places restrictions on maturities and concentration by type and issuer, except for securities issued by the U.S. government.

Restricted Cash

The Company maintains a required minimum balance, currently $6.1 million in a segregated bank account in connection with three letters of credit, one for $5,450,000 million for the benefit of the landlord for its commercial manufacturing facility used as a security deposit for the lease (See Note 10 - Leases), the second one for $74,685 for the benefit of a utilities service provider, and the third one for $559,082 for the benefit of the landlord for its new headquarters lease. The total amount is classified as Restricted Cash on the Condensed Consolidated Balance Sheet. The first letter of credit originally expired on May 28, 2020, however, it automatically extends for additional one-year periods, without written agreement, to May 28 in each succeeding calendar year, through at least 60 days after the lease expiration date. Further, on the expiration of the seventh year of the lease, and each anniversary date thereafter, the letter of credit may be decreased by $1,000,000, with a minimum security deposit of $1,450,000 maintained through the end of the lease term. The second letter of credit of $74,685 expired on March 9, 2021, however, it automatically extends, without written agreement, to the expiration date of December 1, 2022. The third letter of credit of $559,082 expires on February 1, 2032, however, it will be automatically extended, without written agreement, for one year periods to February in each succeeding calendar year. As of March 31, 2021 and December 31, 2020, restricted cash consisted of $6.1 million and $5.5 million, respectively. This amount has been classified as a non-current asset on the Company’s Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash, reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31,	March 31,
	2021	2020

Cash and cash equivalents	$131,954	$52,540
Restricted cash (included in non-current assets on the condensed consolidated balance sheets)	6,084	5,525
Total cash, cash equivalents and restricted cash	$138,038	$58,065

Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding and the dilutive common stock equivalent shares outstanding during the period. The Company’s potentially dilutive common stock equivalent shares, which include incremental shares of common stock issuable upon (i) the exercise of outstanding stock options and warrants, (ii) purchases though the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), (iii) vesting of restricted stock units and restricted stock awards, and (iv) conversion of preferred stock, are only included in the calculation of diluted net loss per share when their effect is dilutive.

As of March 31, 2021 and 2020, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	March 31,
	2021	2020
Stock options	15,419,226	12,136,899
Series A Convertible Preferred Stock*	97,000	97,000
Series B Convertible Preferred Stock*	2,842,158	3,581,119
2020 ESPP	55,963	—
Restricted stock units	—	11,458
	18,414,347	15,826,476

* on an as-converted basis

The effect of potentially dilutive securities would be reflected in diluted earnings per share of common stock by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company's common stock could result in a greater dilutive effect from potentially dilutive securities.

Fair Value Measurements

Under ASC 820, Fair Value Measurements and Disclosures, fair value is defined as the price at which an asset could be exchanged, or a liability transferred in a transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied.

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

The Company does not have fair valued assets classified under Level 3 as of March 31, 2021 or December 31, 2020.

The Company’s financial instruments consist of cash, cash equivalents, short and long-term investments, and long-term notes payable, all of which are reported at their respective fair value on its Condensed Consolidated Balance Sheets.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments consist of Level 1 and Level 2 assets. Where quoted prices are available in an active market, securities are classified as Level 1.

When quoted market prices are not available for a specific security, the Company estimates the fair value by using quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to, benchmark yields, interest rate curves, reported trades, broker/dealer quotes and market reference data. Level 2 assets consist of commercial paper and government agency securities. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset.

As of March 31, 2021 and December 31, 2020, financial assets measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of March 31, 2021
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$380,219	$—	$—	$380,219
U.S. government agency securities	—	62,035	—	62,035
Commercial paper	—	29,949	—	29,949
Total	$380,219	$91,984	$—	$472,203

	Assets at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
US treasury securities	$470,109	$—	$—	$470,109
US government agency securities	91,999	—	—	91,999
Total	$562,108	$—	$—	$562,108

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Iovance Biotherapeutics, Inc. and its wholly-owned subsidiaries, Iovance Biotherapeutics Manufacturing LLC, Iovance Biotherapeutics GmbH, and Iovance Biotherapeutics B.V. All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all of the Company's consolidated operations.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted and signed into law, and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act, among other things, includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for business entities include a five-year net operating loss (“NOL”) carrybacks, suspension of annual deduction limitation of 80% taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and technical correction to allow accelerated deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. The Company evaluated the impact of the CARES Act and determined the impact is immaterial for the three months ended March 31, 2021.

Leases

The Company determines if an arrangement includes a lease at inception. Operating leases are included in its Condensed Consolidated Balance Sheet as Operating lease right-of-use assets and Operating lease liabilities as of March 31, 2021 and December 31, 2020. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses an estimated incremental borrowing rate that is applicable to the Company based on the information available at the later of the lease commencement date or the date of adoption of Accounting Standard Update (ASU) No. 2016-02 and ASU No. 2018-10, Leases (together “Topic 842”). The operating lease right-of-use assets also include any lease payments made less lease incentives. The Company’s leases may include options to extend or terminate the lease, which is considered in the lease term when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term. The Company has elected not to apply the recognition requirements of Topic 842 for short-term leases.

For lease agreements entered into after the adoption of Topic 842 that include lease and non-lease components, such components are generally accounted for separately.

Stock-Based Compensation

The Company periodically grants stock options to employees in non-capital raising transactions as compensation for services rendered. The Company accounts for all stock-based payment awards made to employee, including the employee stock purchase plans based on the authoritative guidance provided by the FASB where the value of the award is measured on the date of grant and recognized over the vesting period. Upon the adoption of ASU No. 2018-07, Compensation-Stock Compensation (“Topic 718”), the Company accounts for stock option grants to non-employees in a similar manner as stock option grants to employees except for the term used in the grant date fair value, therefore no longer requiring a re-measurement at the then-current fair values at each reporting date until the shares underlying the options have vested. The non-employee awards that contain a performance condition that affects the quantity or other terms of the award are measured based on the outcome that is probable.

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

Accrued Research and Development Costs

Research and development costs are expensed as incurred. Clinical development costs compose a significant component of research and development costs. The Company has a history of contracting with third parties that perform various clinical trial activities on its behalf. Service agreements with contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”) are recognized as the services are incurred. The Company accrues for expenses resulting from obligations under agreements with its third-parties for which the timing of payments does not match the periods over which the materials or services are provided to the Company. Accruals are recorded based on estimates of services received and efforts expended pursuant to agreements established with CROs, CMOs and other outside service providers. These estimates are typically based on contracted amounts applied to the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the services. The Company makes judgements and estimates in determining the accrual balance in each reporting period.

In the event advance payments are made to a CRO, CMO or other outside service provider, the payments are recorded within prepaid expenses and other current assets and subsequently recognized as research and development expense when the associated services have been performed. As actual costs become known, the Company adjusts its liabilities and assets. Inputs, such as the extent of services received and the duration of services to be performed, may vary from the Company’s estimates, which will result in adjustments to research and development expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect the Company’s results of operations. The Company’s historical estimates have not been materially different from actual amounts recorded.

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

Recent Accounting Standards Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for allocating income tax expense or benefit for the year to continuing operations, discontinued operations, other comprehensive income, and other charges or credits recorded directly to stockholders’ equity; the methodology for calculating income tax expense or benefit in an interim period; and the recognition of deferred tax liabilities outside basis difference. This ASU became effective for the Company on January 1, 2021, however, the adoption of this new standard did not have a material impact on its condensed consolidated financial statements and related disclosures.

NOTE 3. CASH EQUIVALENTS AND INVESTMENTS

Cash equivalents consist of the following (in thousands):

	March 31,	December 31,
	2021	2020

Cash equivalents - Money market funds	$74,424	$49,720

Cash equivalents total	$74,424	$49,720

Cash equivalents in the tables above exclude cash demand deposits of $57.5 million and $17.6 million as of March 31, 2021 and December 31, 2020, respectively (in thousands).

The following table summarizes the Company’s available-for-sale debt securities (in thousands):

	March 31,	December 31,
	2021	2020

Short-term investments	$461,976	$562,108
Long-term investments	10,227	—
Investments total	$472,203	$562,108

The following table summarizes the classification of the Company’s available-for-sale debt securities in its Condensed Consolidated Balance Sheets (in thousands):

	March 31,	December 31,
Investments	2021	2020
U.S. treasury securities	$380,219	$470,109
U.S. government agency securities	62,034	91,999
Commercial paper	29,950	—
Investments total	$472,203	$562,108

The cost and fair value of investments as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of March 31, 2021	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$380,135	$85	$(1)	$380,219
U.S. government agency securities	62,018	16	—	62,034
Commercial papers	29,954	—	(4)	29,950
Total	$472,107	$101	$(5)	$472,203

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2020	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$470,108	$30	$(29)	$470,109
U.S. government agency securities	91,981	20	(2)	91,999
Total	$562,089	$50	$(31)	$562,108

The following table summarizes the Company’s available-for-sale debt securities by contractual maturity (in thousands):

	March 31, 2021
	Amortized Cost	Fair Value

Within one year	$461,878	$461,976
One year to two years	10,228	10,227
Investments total	$472,106	$472,203

All available-for-sale securities held as of March 31, 2021 and December 31, 2020 had contractual maturities of less than two years. No significant available-for-sale securities held as of the periods presented have been in a continuous unrealized loss position for more than 12 months. As of March 31, 2021, unrealized losses on available-for-sale investments are not attributed to credit risk. The Company determined that it has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. To date, the Company has not recorded any impairment charges on its marketable securities.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2021	2020
Lab equipment	$4,911	$4,656
Leasehold improvements	2,573	2,573
Computer equipment	619	270
Office furniture and equipment	480	480
Construction in progress	70,117	56,758
Total Property and equipment, cost	78,700	64,737
Less: Accumulated depreciation and amortization	(5,950)	(5,578)
Property and Equipment, net	$72,750	$59,159

Depreciation expense for the three months ended March 31, 2021 and 2020, was approximately $0.4 million and $0.3 million, respectively.

NOTE 5. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2021	2020

Clinical related	$12,869	$15,661
Accrued payroll and employee related expenses	7,902	9,032
Commercial manufacturing facility related	8,153	4,342
R&D Manufacturing related	4,169	3,266
Legal and related services	963	1,061
Accrued other	1,718	1,712
	$35,774	$35,074

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

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock. As of March 31, 2021, 17,000 shares were designated as Series A Convertible Preferred Stock (“Series A Convertible Preferred Stock”) and 11,500,000 shares were designated as Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock”).

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

No Shares of Series A Convertible Preferred Stock were converted during the three months ended March 31, 2021 or 2020. As of March 31, 2021 and December 31, 2020, 194 shares of Series A Convertible Preferred Stock (that are convertible into 97,000 shares of common stock) remained outstanding.

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

During the three months ended March 31, 2021, a total of 738,961 of Series B Convertible Preferred Stock were converted into 738,961 shares of common stock. No shares of Series B Convertible Preferred Stock were converted during the three months ended March 31, 2020. As of March 31, 2021 and December 31, 2020, 2,842,158 and 3,581,119 shares of Series B Preferred Stock (that are convertible into 2,842,158 and 3,581,119 shares of common stock) remained outstanding, respectively.

At the Market Offering Program

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

For the three months ended March 31, 2021, the Company received approximately $42.9 million in net proceeds, net of offering costs, through the sale of 1,278,243 shares of its common stock through the Sales Agreement at a weighted average price per share of $34.67.

NOTE 7. STOCK BASED COMPENSATION

Restricted Stock Units

On June 1, 2016, the Company entered into an RSU agreement with the Company’s Chief Executive Officer, Maria Fardis, Ph.D., M.B.A., pursuant to which the Company granted Dr. Fardis 550,000 non-transferrable RSUs at a fair market value price of $5.87 per share as an inducement to her employment pursuant to the exception to The Nasdaq Global Market rules that generally require stockholder approval of equity incentive plans. The 550,000 RSUs vested in installments as follows: (i) 137,500 restricted stock units vested upon the first anniversary of the effective date of Dr. Fardis’ employment agreement; (ii) 275,000 restricted stock units vested upon the satisfaction of certain clinical trial milestones; and (iii) 137,500 restricted stock units vested in equal monthly installments over the 36-month period following the first anniversary of the effective date of Dr. Fardis’ employment, such that the RSUs were fully vested as of June 1, 2020. As of March 31, 2021, the Company had no RSUs outstanding.

Stock-based compensation expense for RSUs are measured based on the closing fair market value of the Company’s common stock on the date of grant. No stock-based compensation expenses relating to RSUs were recorded for the three months ended March 31, 2021, and $0.1 million of stock-based compensation expenses were recorded for the same period ended in 2020 as part of general and administrative expenses.

Equity Incentive Plans

On October 14, 2011, the Company’s Board of Directors (the “Board”) adopted the 2011 Equity Incentive Plan (the “2011 Plan”). Employees, directors, consultants and advisors of the Company are eligible to participate in the 2011 Plan. The 2011 Plan initially had 180,000 shares of common stock reserved for issuance in the form of incentive stock options, non-qualified options, common stock, and grant appreciation rights. The 2011 Plan was not approved by the Company’s stockholders within the required one-year period following its adoption and, accordingly, no incentive stock options can be granted under that plan. In August 2013, the Board and a majority of the Company’s stockholders approved an amendment to increase the number of shares available under the 2011 Plan from 180,000 shares to 1,700,000 shares, and an amendment to increase the number options or other awards that can be granted to any one person during a twelve (12) month period from 50,000 shares to 300,000 shares. The foregoing amendment to the 2011 Plan became effective in September 2013. On August 20, 2014, the Board amended the 2011 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2011 Plan from 1,700,000 to 1,900,000 shares, effective immediately. As of March 31, 2021, 11,240 shares were available for future grant under the 2011 Plan.

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

On August 16, 2016, the Company’s stockholders approved an increase in the total number of shares that can be issued under the 2014 Plan to 9,000,000 shares of the Company’s common stock. As of March 31, 2021, 9,220 shares were available for grant under the Company’s 2014 Plan.

On April 22, 2018, the Board adopted the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan was approved by the Company’s stockholders at the annual meeting of stockholders held in June 2018. The 2018 Plan as approved by the stockholders authorized the issuance up to an aggregate of 6,000,000 shares of common stock reserved for issuance in the form of incentive (qualified) stock options, non-qualified options, common stock, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards or any combination of the foregoing. On June 8, 2020, the Company's stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2018 Plan from 6,000,000 to 14,000,000 shares, which became effective immediately. As of March 31, 2021, 4,281,126 shares of common stock were available for grant under the Company’s 2018 Plan.

Stock Options

A summary of the status of stock options as of March 31, 2021, and the changes during the three months then ended, is presented in the following table:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contract	Value
	Options	Price	Life	(in thousands)
Outstanding as of December 31, 2020	12,615,638	$18.08
Granted	3,704,589	45.40
Exercised	(423,178)	15.31
Expired/Forfeited	(477,823)	29.79
Outstanding as of March 31, 2021	15,419,226	$24.35	7.98	$169,189

Options exercisable as of March 31, 2021	7,388,773	$13.49	6.60	$134,955

The aggregate intrinsic value in the table above reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended March 31, 2021 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2021. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

Employee Stock Purchase Plan

In June 2020, the Company adopted the 2020 ESPP upon its approval by the Company’s shareholders at its Annual Stockholders Meeting on June 8, 2020. The Company reserved 500,000 shares of its common stock for issuance under the 2020 ESPP.

Under the 2020 ESPP, employees of the Company can purchase shares of its common stock based on a percentage of their compensation subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair market value of its common stock on the offering date or the purchase date with a six month look-back feature. The 2020 ESPP purchases are settled with common stock from the 2020 ESPP’s previously authorized and available pool of shares.

The compensation expense related to the 2020 ESPP for the three months ended March 31, 2021 was $0.3 million. As of March 31, 2021, no shares were issued under the 2020 ESPP and there was $0.2 million of unrecognized compensation cost associated with the 2020 ESPP, which will be recognized over the remaining 2.3 months.

Stock-Based Compensation

Total stock-based compensation expense related to all of the Company’s stock-based awards was recorded on the statements of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Research and development	$9,202	$4,318
General and administrative	7,739	5,094
Total stock-based compensation expenses	$16,941	$9,412

Total stock-based compensation expenses broken down based on each individual instrument were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Stock option expenses	$16,660	$9,345
Restricted stock unit expenses	—	67
ESPP expenses	281	—
Total stock-based compensation expenses	$16,941	$9,412

The Company recorded stock-based compensation expenses related to stock options of $16.7 million and $9.3 million for the three months ended March 31, 2021 and 2020 respectively. As of March 31, 2021, there was $148.4 million of total unrecognized compensation expense related to the options to be recognized over a weighted average period of 2.17 years.

The weighted average grant date fair value for employee options granted under the Company’s stock option plans during the three months ended March 31, 2021 and 2020 was $26.42 and $15.67 per option, respectively.

The following table summarizes the assumptions relating to options granted pursuant to the Company’s equity incentive plans for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,

Assumptions:	2021	2020
Expected term (years)	5.21	6.19
Expected volatility	70.35%	69.99%
Risk-free interest rate	0.36%	1.83%
Expected dividend yield	0%	0%

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

NOTE 8. LICENSES AND AGREEMENTS

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

Pursuant to the terms of the CRADA, as amended, the Company is required to make quarterly payments of $0.5 million to the NCI for support of research activities. To the extent the Company licenses patent rights relating to a TIL-based product candidate, the Company will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, the Company may be required to supply certain test articles, including TIL, grown and processed under cGMP conditions, suitable for use in clinical trials, where the Company holds the investigational new drug application for such clinical trial. The extended CRADA has a five-year term expiring in August 2021. The Company or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. The Company recorded costs associated with the CRADA of $0.5 million for the three months ended March 31, 2021 and 2020 as research and development expenses.

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

H. Lee Moffitt Cancer Center

Research Collaboration and Clinical Grant Agreements with Moffitt

In December 2016, the Company entered into a new three-year Sponsored Research Agreement with H. Lee Moffitt Cancer Center (“Moffitt”) which expired in December 2019. In June 2020, the Company entered into a new Sponsored Research Agreement with Moffitt, with a term that ends either upon completion of the research thereunder or on July 1, 2022, whichever is sooner, and under which immaterial payments will be made to Moffitt in connection with the research services thereunder. At the same time, the Company entered into a clinical grant agreement with Moffitt to support an ongoing clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with metastatic melanoma. In June 2017, the Company entered into a second clinical grant agreement with Moffitt to support a new clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with non-small cell lung cancer, under which the Company obtained a non-exclusive, royalty-free license to any new Moffitt inventions made in the performance of the agreement. Under both clinical grant agreements with Moffit, the Company has non-exclusive rights to clinical data arising from the respective clinical trials. The Company recorded research and development costs of $0.2 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively, in connection with the research collaboration and clinical grant agreements with Moffitt.

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

Pursuant to the First Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million. A patent issuance fee will also be payable under the First Moffitt License, upon the issuance of the first U.S. patent covering the subject technology. In addition, the Company agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales (which percentage is in the low single digits) and sublicensing payments, as applicable, and annual minimum royalties beginning with the first sale of products based on the licensed technologies, which minimum royalties will be credited against the percentage royalty payments otherwise payable in that year. The Company will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the First Moffitt License related to the treatment of any cancers in the U.S., Europe and Japan and in other countries designated by the Company in agreement with Moffitt. No expenses were recorded for the First Moffitt License for the three months ended March 31, 2021 and 2020.

The Company entered into a license agreement with Moffitt effective as of May 7, 2018 (the “Second Moffitt License”), under which the Company received a license to Moffitt’s rights to patent-pending technologies related to the use of 4-1BB agonists in conjunction with TIL manufacturing processes and therapies. Pursuant to the Second Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million in 2018. An annual license maintenance fee is also payable commencing on the first anniversary of the effective date. In addition, the Company agreed to pay an annual commercial use payment for each indication for which a first sale has occurred, which in the aggregate amounts to up to $0.4 million a year. The Company recorded $0.02 million for the three months ended March 31, 2021 and 2020 as research and development expenses in connection with the Second Moffit License.

M.D. Anderson Cancer Center

Strategic Alliance Agreement

On April 17, 2017, the Company entered into a Strategic Alliance Agreement (the “SAA”) with M.D. Anderson Cancer Center (“MDACC”) under which the Company and MDACC agreed to conduct clinical and preclinical research studies. The Company agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA. In return, the Company acquired all rights to inventions resulting from the studies and has been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of MDACC reasonably necessary to exploit, including the commercialization thereof. The Company has also been granted certain rights in clinical data generated by MDACC outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt by the Company of all deliverables due from MDACC thereunder. The Company recorded $0.02 million and $0.2 million associated with the MDACC SAA for the three months ended March 31, 2021 and 2020, respectively, as research and development expenses.

WuXi Apptec, Inc.

In November 2016, the Company entered into a three-year manufacturing and services agreement (“MSA”) with WuXi AppTec, Inc. (“WuXi”) pursuant to which WuXi agreed to provide manufacturing and other services, which has since been amended and assigned to its subsidiary Iovance Biotherapeutics Manufacturing LLC. Under the agreement, the Company entered into two statements of work for two cGMP manufacturing suites to be established and operated by WuXi for the Company, both of the suites are expected to be capable of being used for the commercial manufacture of its products. The statements of work for the first suite were amended in 2019, September 2020 and February 2021, and the second suite was amended in 2019. The statements of work for facility include a fixed component to reserve a dedicated suite and a trained work force, and a variable component, mainly materials and testing used during the manufacturing processes. Both statements of work provide for adjustments to the targeted production capacity levels and the corresponding fixed quarterly fees upon written notice from the Company of 30 days and 90 days for the first and second dedicated suites, respectively. The terms of the related statements of work for the first and second dedicated manufacturing suites currently extend to February 2022 and June 2021, respectively. The Company recorded costs associated with agreements with WuXi of $3.4 million and $6.7 million for the three months ended March 31, 2021 and 2020 respectively, as research and development expenses.

Cellectis

On January 12, 2020, the Company entered into a research collaboration and exclusive worldwide license agreement whereby the Company will license gene-editing technology from Cellectis S.A. ("Cellectis"), a clinical-stage biopharmaceutical company, in order to develop TIL therapies that have been genetically edited. Financial terms of the license include development, regulatory and sales milestone payments from the Company to Cellectis, as well as royalty payments based on net sales of TALEN-modified TIL products. The Company recorded costs associated with agreements with Cellectis of $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020 respectively, as research and development expenses.

Novartis

On January 12, 2020, the Company obtained a license from Novartis Pharma AG (“Novartis”) to develop and commercialize an antibody cytokine engrafted protein, which the Company refers to as IOV-3001. Under the agreement, the Company has paid an upfront payment to Novartis and may pay future milestones related to initiation of patient dosing in various phases of clinical development for IOV-3001 and approval of the product in the U.S, EU and Japan. Novartis is also entitled to low-to-mid single digit percentage royalties from commercial sales of the product. No expenses were recorded for the three months ended March 31, 2021. The Company recorded costs associated with the license agreement from Novartis of $10.0 million as research and development expenses for the three months ended March 31, 2020.

NOTE 9. LEGAL PROCEEDINGS

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

Solomon Capital, LLC. On April 8, 2016, a lawsuit (“the First Solomon Suit”) titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Lion Biotechnologies, Inc. was filed by Solomon Capital, LLC, Solomon Capital 401(k) Trust, Solomon Sharbat and Shelhav Raff (“Solomon Plaintiffs”) against the Company in the Supreme Court of the State of New York, County of New York (index no. 651881/2016). The Solomon Plaintiffs allege that, between June and November 2012, they provided to the Company $0.1 million and that they advanced and paid on behalf of the Company an additional $0.2 million. The complaint further alleges that the Company agreed to (i) provide them with promissory notes totaling $0.2 million, plus interest, (ii) issue a total of 1,110 shares to the Solomon Plaintiffs (after the 1-for-100 reverse split of the Company’s common stock effected in March 2013) (the “Equity Claim”), and (iii) allow the Solomon Plaintiffs to convert the foregoing funds into its securities in the next financing of the Company on the same terms offered to other investors, which Solomon Plaintiffs allege, should have given them the right to convert their advances and payments into shares of the Company's common stock in the restructuring that took effect in May 2013. Based on the foregoing, the Solomon Plaintiffs allege causes for breach of contract and unjust enrichment and demand judgment against the Company in an unspecified amount exceeding $1.5 million, plus interest. On June 3, 2016, the Company filed an answer and counterclaims in the lawsuits. The Company has asserted counterclaims for fraudulent inducement, fraudulent misrepresentation, fraudulent concealment, breach of fiduciary duty, and breach of contract, alleging principally that the counterclaim defendants misrepresented their qualifications and failed to disclose that Solomon Sharbat was the subject of an investigation by the Financial Industry Regulatory Authority (“FINRA”) that resulted in the loss of his FINRA license. In its counterclaims, the Company is seeking damages in an amount exceeding $0.5 million and an order rescinding any and all agreements that the plaintiffs contend entitled them to obtain shares of Company stock. On May 12, 2020, the court granted the Company’s motion for summary judgment limiting the Solomon Plaintiffs’ damages for the Equity Claim to $47,420. The Solomon Plaintiffs filed a notice of appeal of this summary judgment on June 9, 2020. On July 2, 2020, the court granted the Company’s motion to dismiss the First Solomon Suit for want of prosecution. On July 31, 2020, the Solomon Plaintiffs, through new counsel, filed a motion for reconsideration of the dismissal of the

First Solomon Suit for want of prosecution. On August 11, 2020, the Company filed an opposition brief against the Solomon Plaintiffs’ motion for reconsideration. On August 17, 2020, the Solomon Plaintiffs filed a reply brief in support of their motion for reconsideration. On September 2, 2020, the Solomon Plaintiffs filed a notice of appeal of the dismissal for want of prosecution. On January 4, 2021, the court granted the Solomon Plaintiffs motion for reconsideration, and reinstituted the case. On January 15, 2021, the Company filed a notice of appeal of the court’s grant of the Solomon Plaintiffs motion for reconsideration. On February 10, 2021, the Company filed its opening brief in support of its appeal of the court’s grant of the Solomon Plaintiff’s motion for reconsideration. On March 24, 2021, the Solomon Plaintiffs filed their brief in opposition to the Company’s appeal of the court’s grant of the Solomon Plaintiff’s motion for reconsideration. On April 2, 2021, the Company filed its reply brief in support of the Company’s appeal of the court’s grant of the Solomon Plaintiff’s motion for reconsideration.

On September 27, 2019, the Solomon Plaintiffs filed a new lawsuit (through new legal counsel) (“the Second Solomon Suit”) titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Iovance Biotherapeutics, Inc., f/k/a/ Lion Biotechnologies Inc. f/k/a/ Genesis Biopharma Inc., and Manish Singh in the Supreme Court of the State of New York, County of New York (index no. 655668/2019). In the Second Solomon Suit, the Solomon Plaintiffs allege that they are third party beneficiaries of a “finder’s fee agreement” that prior management entered into with a third party unlicensed entity in 2012 in connection with seeking financing, that an agreement or understanding existed between the Company and the plaintiffs that the plaintiffs would be paid fees and commissions (in cash and stock) if they obtained financing for the Company, and that they directly and indirectly introduced investors to the Company who invested in the Company, or were willing to invest in the Company. Finally, the Solomon Plaintiffs allege that they were promised a license to use the Company’s technology in Israel. The plaintiffs claim that the Company breached the foregoing understandings, promises and agreements and, as a result, they are entitled to certain damages. The Solomon Plaintiffs also allege that Manish Singh, the Company’s former Chief Executive Officer, committed fraud and took shares belonging to them. On February 18, 2020, the Company filed a removal petition and removed the Second Solomon Suit to the U.S. District Court for the Southern District of New York, where the case has been assigned case no. 1:20-cv-1391. On May 22, 2020, the Company moved to dismiss the Second Solomon Suit for lack of personal jurisdiction. On July 17, 2020, the Solomon Plaintiffs filed an opposition brief against the Company’s motion to dismiss for lack of personal jurisdiction. On August 7, 2020, the Company filed a reply brief in support of the Company’s motion to dismiss for lack of personal jurisdiction. On March 26, 2021, the Court denied the Company’s motion to dismiss for lack of personal jurisdiction. The Company filed a response to the complaint in the Second Solomon Suit on April 30, 2021.

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

Commencing 210 days after the Rent Commencement Date as the result of a rent abatement, the Company’s monthly base rent under the New Headquarters Lease will be approximately $280,000, subject to an annual increase of 3%. Beginning in 2022, the Company will also be responsible for paying operating expenses.

San Carlos Existing Headquarters Leases

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

Under the Suite 100 and Suite 125 Second Amendment, the Company will extend its previously disclosed amended lease of approximately 20,432 rentable square feet of space, which would have expired on April 30, 2021, to December 31, 2021. The Company’s monthly base rent under the Suite 100 and Suite 125 Second Amendment will be approximately $103,000. The Company is also responsible for paying its portion of operating expenses and real estate taxes. The Company has an option to extend the expiration of the Suite 100 and Suite 125 Second Amendment for one month or six months, at its discretion, by providing notice as specified in the Suite 100 and Suite 125 Second Amendment.

Under the Suite 150 First Amendment, the Company will extend its previously disclosed lease of approximately 8,733 rentable square feet of space, which also would have expired on April 30, 2021, to December 31, 2021. The Company’s monthly base rent under the Suite 150 First Amendment will be approximately $44,000. The Company is also responsible for paying its portion of operating expenses and real estate taxes. The Company has an option to extend the expiration of the Suite 150 First Amendment for one month or six months, at its discretion, by providing notice as specified in the Suite 150 First Amendment.

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

In June 2020, the Company amended the lease agreement to further increase the rentable space to 13,139 square feet and extend the lease term to June 30, 2025 for approximately $34,500 a month.

New York Lease

The Company leased office space in New York for a monthly rental of approximately $18,000 a month from January 2017 through July 2017. On June 5, 2017, the Company entered into an agreement whereby the Company will lease office space from August 1, 2017 to July 31, 2018, for approximately $9,000 a month. On April 20, 2018, the Company entered into an agreement to extend the lease term to January 31, 2019 for approximately $7,000 a month. On November 2, 2018, the Company entered into an agreement to extend the lease term to July 31, 2019 for approximately $4,000 a month. On May 1, 2019, the Company entered into an agreement to extend the lease term to January 31, 2020 for approximately $4,000 a month. On October 24, 2019, the Company entered into an agreement to extend the lease term to April 30, 2020 for approximately $4,000 a month. On January 23, 2020, the Company entered into an agreement to extend the lease term to July 31, 2020 for approximately $4,000 a month. On May 24, 2020, the Company entered into an agreement to extend the lease term to October 31, 2020 for approximately $4,000 a month. On September 1,

2020, the Company entered into an agreement to extend the lease term to January 31, 2021, for approximately $4,000 a month. On January 31, 2021, the lease terminated, and the Company closed its New York office.

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

The balance sheet classification of the Company’s right-of-use asset and lease liabilities was as follows (in thousands):

	March 31, 2021	December 31, 2020
Operating lease right-of-use assets	$55,131	$54,756
Operating lease liabilities
Current portion included in current liabilities	5,916	6,284
long-term portion included in non-current liabilities	47,083	45,375
Total Operating lease liabilities	$52,999	$51,659

The following table summarizes components of lease expenses, which were included in Total expenses in the Company’s Condensed Consolidated Statement of Operations, and other information related to its operating leases as follows (in thousands except weighted-average remaining lease terms and discount rates):

	Three Months Ended
	March 31,
	2021	2020

Operating lease cost	$3,398	$1,636
Variable lease cost	710	1,371
Short-term lease cost	36	17
Total lease cost	$4,144	$3,024

Other information

Cash paid for amounts included in the measurement of lease liabilities included in Operating cashflows	$2,322	$2,197
Right-of-use assets obtained from entering new leases	$618	$—
Increase in right-of-use assets from lease modifications	$2,159	$479
Weighted-average remaining lease terms (years)	17.55	1.73
Weighted-average discount rates	7.4%	7.5%

Variable lease cost is determined based on performance or usage in accordance with the contractual agreements, and not based on an index or rate.

As of March 31, 2021, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

		CMO
	Facility	embedded
	leases	leases	Total
2021	$4,226	$3,879	$8,105
2022	4,414	361	4,775
2023	4,423	—	4,423
2024	4,516	—	4,516
2025	4,372	—	4,372
Thereafter	74,899	—	74,899
Total lease payments	$96,850	$4,240	$101,090
Less: Present value adjustment	(48,024)	(67)	(48,091)
Operating lease liabilities	$48,826	$4,173	$52,999

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of Topic 842 or the date of lease modifications.

NOTE 11. LONG-TERM NOTE

On January 26, 2021, the Company entered into a Loan Note and accompanying Economic Stimulus Program Loan Agreement with PIDC – Local Development Corporation, a Pennsylvania nonprofit corporation (the “Lender”), pursuant to which the Lender agreed to make a loan (the “Job Creation Loan”) to the Company in a principal amount of $1.0 million. The Job Creation Loan will be for a term of five years starting on February 18, 2021, the date of the issuance of a final certificate of occupancy for the Company’s leased premises in Philadelphia, Pennsylvania. The Job Creation Loan is unsecured, bears no interest, and will be forgiven by the Lender in the amount of $2,000 per full-time or “full time equivalent” (defined as two or more part time employees whose working hours total at least 35 hours a week) employee with an average salary of at least $80,000 (“FT Employees”), up to a maximum amount equal to the amount of the Job Creation Loan, as calculated based on the average number of FT Employees employed at the Company’s premises during the period of the 5-year term beginning on the date that is six months prior to the maturity date and ending on the maturity date. If the Job Creation Loan is not forgiven in full by the maturity date, the remaining balance of the loan not forgiven will become payable on the maturity date. The Loan Note includes customary events of default. Upon the occurrence of an event of default, the Lender will have the right to exercise remedies against the Company, including the right to require immediate payment of all amounts due under the Loan Note.

The Company concludes that it is not reasonably assured that all or a portion of the loan will be forgiven as of March 31, 2021, and therefore accounted for the Job Creation Loan as debt in accordance with ASC Topic 470 – Debt, as opposed to as an in-substance government grant, and classified as a long-term debt in its Condensed Consolidated Balance Sheet as of March 31, 2021.

NOTE 12. RELATED PARTY TRANSACTIONS

On September 14, 2017, the Company entered into a three-year consulting agreement with Iain Dukes, D. Phil, the Chairman of the Board. As compensation for his consulting services, the Company granted Dr. Dukes a stock option to purchase up to 150,000 shares of the Company’s common stock, at an exercise price of $7.30 per share. Under the consulting agreement, Dr. Dukes agreed to provide the Company with services regarding business development opportunities, licensing transactions and technology acquisitions by the Company, and any such strategic initiatives appropriate for the Company that Dr. Dukes may identify. The granted stock options vest in 12 quarterly installments (with 1/12th of the option shares having vested on the date of grant). The vesting of the granted stock options will accelerate, and the entire award will become fully vested upon the closing of a significant licensing transaction, a material product acquisition, a material strategic transaction, or upon a change of control transaction. This stock option was fully vested in September 2020. The Company recognized zero and $0.1 million in stock-based compensation expense related to this consulting agreement during the three months ended March 31, 2021 and 2020, respectively.

NOTE 13. INCOME TAXES

The Company did not record income tax expenses for the three months ended March 31, 2021 and 2020, respectively as the Company expected to be in a taxable loss position in 2021 and 2020, and the net deferred tax assets are fully offset by a valuation allowance as it is not more likely than not that the benefit will be realized.  Therefore, the Company’s effective tax rate was 0.0%, for the three months ended March 31, 2021 and 2020, respectively.  As of March 31, 2021, the Company remains in a cumulative book loss position and does not have sufficient positive evidence to realize its net deferred tax assets. As such, the Company continues to maintain a full valuation allowance against its net deferred tax assets.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The management’s discussion and analysis of our financial condition as of March 31, 2021 and results of operations for the three months ended March 31, 2021, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2020 which was filed with the Securities and Exchange Commission, or SEC, on February 25, 2021. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Business” section of our Annual Report on Form 10-K and elsewhere in this report and other reports we file with the SEC. We use words such as “may,” “will,” “might,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “aim,” “potential,” “continue,” “ongoing,” “goal,” “forecast,” “guidance,” “outlook,” or the negative of these terms or other similar expressions to identify forward-looking statements, although not all forward-looking statements contain these words. All forward-looking statements included in this report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Iovance,” “we,” “us” and “our” refer to Iovance Biotherapeutics, Inc. and our subsidiaries.

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of cell therapies as novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to eradicate cancer cells. TIL therapy is an autologous cell therapy platform technology that was originally developed by the National Cancer Institute, or NCI, which conducted initial clinical trials of this therapy in diseases such as metastatic melanoma and cervical cancer. We have developed a new, shorter manufacturing process for TIL known as Gen 2, which yields a cryopreserved TIL product. This proprietary and scalable manufacturing method is being investigated in multiple indications. Our lead product candidates include lifileucel for metastatic melanoma and metastatic cervical cancer. In addition to metastatic melanoma and metastatic cervical cancer, we are investigating the effectiveness and safety of TIL for the treatment of squamous cell carcinoma of the head and neck, non-small cell lung cancer, and are investigating peripheral blood lymphocyte, or PBL, therapy for patients with relapsed or refractory chronic lymphocytic leukemia, or CLL, and small lymphocytic lymphoma, or SLL, through our sponsored trials, as well as in other oncology indications through collaborations.

We are conducting a Phase 2 clinical trial, C-144-01, of our lead product candidate, lifileucel, for the treatment of metastatic melanoma. This multicenter pivotal trial enrolled melanoma patients with disease progression following treatment with at least one systemic therapy, including a PD1 inhibitor and, if BRAF mutated, a BRAF inhibitor, or a combination of BRAF and MEK inhibitors. Cohort 4 of the C-144-01 clinical trial is a single-arm cohort intended to support a Biologics License Application, or BLA, submission for lifileucel. Cohorts 2 and 4 of the C-144-01 trial use our Gen 2 manufacturing process. We completed and closed enrollment of patients into Cohort 2 of the C-144-01 trial in 2018. Results from Cohort 2 of the C-144-01 clinical trial were initially reported at the American Society of Clinical Oncology, or ASCO, annual meeting on June 1, 2019 and subsequently updated at the American Association for Cancer Research, or AACR, annual meeting on April 10, 2021. As of the data extract of December 2020, in 66 patients with metastatic melanoma, treatment with lifileucel resulted in an objective response rate, or ORR, of 36%, as assessed by investigator, with 3 complete responses and 21 partial responses. The disease control rate, or DCR, was 80.3%. Median duration of response, or DOR, in Cohort 2 had also still not been reached after 28.1 months of median study follow up. Patients were heavily pretreated and had a mean of 3.3 prior therapies. We have reported durable responses across a wide age range of metastatic melanoma patients, and among those who have received prior anti-CTLA-4 and BRAF targeted treatments, regardless of BRAF mutation status, and equally in patients with PD-L1 high and low status. The adverse event profile was generally consistent with the underlying advanced disease and the profile of the lymphodepletion and IL-2 regimens. In addition, detailed Cohort 2 data has also been accepted for publication in a forthcoming manuscript in a peer-reviewed high impact oncology journal.

Pivotal Cohort 4 of the C-144-01 trial was enrolled to evaluate ORR as read out by an Independent Review Committee, or IRC, as the primary endpoint based on our interpretation of discussions with the U.S. Food and Drug Administration, or FDA, as part of an End of Phase 2, or EOP2, meeting held with the FDA in the third quarter of 2018. In October 2018, based on the data provided to the FDA during the EOP2 meeting, we announced that lifileucel had received a Regenerative Medicines Advanced Therapy, or RMAT, designation from the FDA. Enrollment in Cohort 4 of the C-144-01 trial commenced in March 2019 and patient dosing was completed in January 2020. A total of 87 patients were dosed with Gen 2 product released for Cohort 4. Initial results from Cohort 4 are available for 68 patients with two radiological assessments, as determined by investigator. Lifileucel showed a 32.4% ORR, including one complete response and 21 partial responses, two of which were yet to be confirmed with follow up visits at the time of the data cut, and a DCR of 72.1% as of the data cut off of March 16, 2020, corresponding to 5.3 months of median study follow up. This data is consistent with the Cohort 2 data read out at a similar median duration of study follow up. The ORR of Cohort 2 at a median study follow up of 6 months was 33%. In October 2020, after a Type B meeting with the FDA, we announced that we had delayed our BLA submission for lifileucel in metastatic melanoma as a result of FDA feedback, in order to allow us to simultaneously refine existing and develop new potency assays, and we anticipate submitting our BLA in 2021. We recently submitted additional potency assay data to the FDA, while continuing to evaluate additional assays as backup options in support of the BLA. At the same time, we also announced that we had reached agreement with the FDA on the minimum duration of follow up for Cohort 4 to support our BLA submission for lifileucel in the treatment of metastatic melanoma.

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

In November 2020, we announced that we had finalized the protocol for our potential registrational clinical trial in non-small cell lung cancer, or NSCLC, IOV-LUN-202, to investigate LN-145 in patients with recurrent or metastatic NSCLC, without driver mutations, who previously received a single line of approved systemic therapy of combined checkpoint inhibitor and chemotherapy. The IOV-LUN-202 clinical trial includes three cohorts. Cohorts 1 and 3 of the IOV-LUN-202 clinical trial will enroll patients with a PD-L1 TPS of less than one percent, and Cohort 2 will enroll patients with a PD-L1 TPS of greater than or equal to one percent. We intend to enroll patients in the IOV-LUN-202 clinical trial throughout 2021 and 2022.

C-145-03 is our Phase 2, multicenter trial to assess the safety and efficacy of our product candidate LN-145 for the treatment of patients with recurrent metastatic head and neck squamous cell carcinoma, or HNSCC. In October 2018, we reported that, to date, preliminary data for 13 patients in the C-145-03 clinical trial yielded an ORR of 31% with a DOR ranging from 2.8 to 7.6 months. The adverse event profile remained consistent with previous reports. We redesigned our C-145-03 trial to include multiple cohorts, in order to allow for dosing of TIL therapies produced by multiple manufacturing methods, including our Gen 2 manufacturing process, our Gen 3 manufacturing process, and our PD-1 selected TIL manufacturing process. Our PD-1 selected TIL manufacturing process results in a product that we refer to as LN-145-S1. In January 2021, we announced that we are closing the C-145-03 clinical trial after the trial reached its pre-specified enrollment target.

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

In Cohort 2A of the IOV-COM-202 trial, we are enrolling advanced, recurrent, or metastatic HNSCC patients who are naïve to prior immunotherapy including anti-PD-1/anti-PD-L1 therapy. The patients receive LN-145 in combination with pembrolizumab. We reported results from ongoing Cohort 2A of the IOV-COM-202 trial at the Society for Immunotherapy in Cancer, or SITC, meeting in

November 2020, as follows. As of October 16, 2020, nine HNSCC patients have received LN-145 plus pembrolizumab with a median duration of follow up of 8.6 months. Nine and eight patients were evaluable for safety and efficacy, respectively. Four patients had a confirmed, objective response with an ORR of 44% including one complete response and three partial responses. Median DOR was not reached. The DCR at data cutoff was 89% in nine patients, and seven of the eight evaluable patients, or 87.5%, had a reduction in target lesions. The median number of prior therapies was 1.0 with 89% of the patients having received prior chemotherapy. Four patients were HPV positive, three patients were HPV negative, and two patients had unknown HPV status. The treatment emergent adverse event, or TEAE, profile was consistent with the underlying advanced disease and the known adverse event profiles of pembrolizumab, lymphodepletion, and IL-2 regimens. The most common TEAEs, occurring in more than 50% of evaluable subjects, were chills, anemia, hypotension, nausea, pyrexia, and thrombocytopenia.

In November 2019, we announced that our investigational new drug, or IND, application for our PBL therapy, IOV-2001, was authorized by the FDA and our sponsored clinical trial using this therapy, IOV-CLL-01, was cleared to proceed. IOV-2001 is a non-genetically modified, polyclonal T cell product that is manufactured using a nine-day process from 50 mL of patient's blood. IOV-CLL-01 is a Phase 1/2 clinical trial evaluating the safety and efficacy of IOV-2001 in patients with relapsed or refractory CLL or SLL. The IOV-CLL-01 trial is expected to enroll up to approximately 70 patients.

As part of our collaboration program with M.D. Anderson Cancer Center, or MDACC, two Phase 2 trials were initiated in 2018. Both trials are sponsored by MDACC. The first trial, NCT03449108, is intended to allow for investigation of LN-145 manufactured by us, using our manufacturing processes, to treat patients with soft tissue sarcoma, osteosarcoma, platinum resistant ovarian cancer, and thyroid cancer. A second trial under the collaboration with MDACC, NCT03610490, is active as well. This trial is treating patients with platinum resistant ovarian cancer, pancreatic and colorectal cancer. This trial uses TIL manufactured by MDACC using urelumab, a 4-1BB agonistic antibody, as part of the manufacturing process. The data obtained using this manufacturing process may not be representative of our data using our Gen 2 manufacturing process.

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

We currently own more than twenty-five granted or allowed U.S. and international patents for compositions and methods of treatment in a broad range of cancers relating to our Gen 2 manufacturing process, including U.S. Patent Nos. 10,130,659, 10,166,257, 10,272,113, 10,363,273, 10,398,734, 10,420,799, 10,463,697, 10,537,595, 10,646,517, 10,653,723, 10,693,330, 10,695,372, 10,894,063, 10,905,718, 10,918,666, 10,925,900, 10,933,094, 10,946,044, 10,946,045, 10,953,046, and 10,953,047. We anticipate that the terms of these patents related to Gen 2 manufacturing processes will extend to January 2038, not including any patent term extensions or adjustments that may be available. Our owned and licensed intellectual property portfolio also includes patent applications relating to TIL, marrow infiltrating lymphocyte, or MIL, and PBL therapies; frozen tumor-based TIL technologies; remnant TIL and digest TIL compositions, methods and processes; methods of treatment of a broad range of cancers using TIL therapies; methods of manufacturing TIL, MIL, and PBL therapies; the use of costimulatory molecules in TIL therapy and manufacturing; stable and transient genetically-modified TIL therapies; methods of using immune checkpoint inhibitors in combination with TIL therapies; TIL selection technologies; and methods of treating patient subpopulations.

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

We anticipate general and administrative expenses will increase in 2021 as we continue to prepare for commercialization and support an expected increase in total headcount.

Interest Income

Interest income results from our interest-bearing cash and investment balances.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenues

We did not generate any revenues during the three months ended March 31, 2021 or March 31, 2020.

Research and Development expenses (in thousands)

	Three Months Ended		Increase
	March 31,		(Decrease)
	2021	2020	$	%
Research and development	$55,949	$56,952	(1,003)	(2)%
Stock-based compensation expense included in research and development expense	9,202	4,318	4,884	113%

Research and development expense for the three months ended March 31, 2021 decreased by $1.0 million, or 2%, compared to the same period in 2020. The decrease was primarily attributable to (i) a $10.0 million decrease in the license cost to further develop IOV-3001 obtained from Novartis for which we recognized in January 2020 in full and (ii) a $5.0 million decrease in in manufacturing costs due to the reduced manufacturing capacity and production runs during the three months ended March 31, 2021. These decreases were partially offset by (iii) a $7.0 million increase in payroll and related expenses driven by a higher number of full-time research and development employees, (iv) a $4.9 million increase in stock-based compensation expenses, and (v) a $1.9 million increase in lease cost of our commercial manufacturing facility and other related activities.

General and Administrative expenses (in thousands)

	Three Months Ended		Increase
	March 31,		(Decrease)
	2021	2020	$	%
General and administrative	$19,621	$13,858	5,763	42%
Stock-based compensation expense included in general and administrative	7,739	5,094	2,645	52%

General and administrative expenses for the three months ended March 31, 2021 increased by $5.8 million, or 42%, compared to the same period in 2020. The increase was primarily attributable to (i) a $2.8 million increase in payroll and related expenses, (ii) a $2.6 million increase in stock-based compensation expenses driven by a higher number of full-time general and administrative employees and a higher average stock price, and (iii) $0.5 million increase in insurance and license fees, which were partially offset by $0.1 million decrease in travel costs.

Interest Income (in thousands)

	Three Months Ended		Increase
	March 31,		(Decrease)
	2021	2020	$ %
Net interest income	$121	$1,215	(1,094)	(90)%

Net interest income for the three months ended March 31, 2021 and 2020 decreased by $1.1 million or 90% due primarily to a decrease in interest rates for the three months period ended March 31, 2021 as compared to the same periods in 2020.

Net Loss (in thousands)

	Three Months Ended		Increase
	March 31,		(Decrease)
	2021	2020	$ %
Net loss	$(75,449)	$(69,595)	(5,854)	8%

Net loss for the three months ended March 31, 2021 increased by $5.9 million or 8% compared to the same periods in 2020. The increase in our net loss was due to the continued expansion of our research and development activities and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we further invest in our research and development activities and commercial preparation activities.

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

Corporate Capitalization

As of March 31, 2021, we had outstanding 149,315,299 shares of our $0.000041666 par value common stock, 194 shares of our $0.001 par value Series A Convertible Preferred Stock, and 2,842,158 shares of our $0.001 par value Series B Convertible Preferred Stock. The outstanding shares of Series A Convertible Preferred Stock are currently convertible into 97,000 shares of our common stock, and the outstanding shares of Series B Convertible Preferred Stock are currently convertible into 2,842,158 shares of our common stock. The shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock do not have voting rights or accrue dividends.

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

On February 8, 2021, we entered into an Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, with respect to an “at the market” offering program, under which we may, from time to time, in our sole discretion, issue and sell through Jefferies, acting as sales agent, up to $350.0 million of shares of our common stock, par value $0.000041666 per share. For the three months ended March 31, 2021, we received approximately $42.9 million in net proceeds through the sale of 1,278,243 shares of our common stock.

In the future, we may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. If any of the securities covered by the 2020 Automatic Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of such offering at that time.

We are currently engaged in the development of therapeutics to fight cancer. We do not have any commercial products and have not yet generated any revenues from our biopharmaceutical business. We currently do not anticipate that we will generate any significant revenues from the sale or licensing of any products during the 12 months from the date these financial statements are issued. We have incurred a net loss of $75.4 million for the three months ended March 31, 2021 and used $62.4 million of cash in our operating activities for the same period ended March 31, 2021. As of March 31, 2021, we had $604.2 million of cash, cash equivalents, and investments ($131.9 million of cash and cash equivalents and $462.0 million of short-term investments, and $10.2 million of long-term investments), $647.4 million of stockholders’ equity and had working capital of $550.2 million.

We expect to further increase our research and development activities, especially continuing pre-commercial activities and completing the construction of our tenant improvements to our new commercial manufacturing facility, which will increase the amount of cash we will use during 2021 and beyond. Specifically, we expect increased spending on clinical trials, research and development activities, higher payroll expenses as we increase our professional and scientific staff and continue our expansion of manufacturing activities including building our own facility. Based on the funds we have available as of the date of the filing of this Quarterly Report on Form 10-Q, we believe that we have sufficient capital to fund our anticipated operating expenses and capital expenditure for at least 12 months from the date of filing this report.

Cash Flows

The following table summarizes our cash flows for the periods presented from Operating, Investing and Financing Activities (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(62,391)	$(65,292)
Investing activities	77,211	100,105
Financing activities	50,364	3,833
Net increase in cash, cash equivalents and restricted cash	$65,184	$38,646

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 was $62.4 million compared to $65.3 million for the same period in 2020. The decrease of $2.9 million was primarily due to higher noncash share-based compensation cost, lease cost and accretion of discounts on investments.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2021 was $77.2 million compared to net cash provided by investing activities of $100.1 million for the same period in 2020. The decrease in cash provided by investing activities of $22.9 million was primarily due to increase in the purchase of property and equipment related to the commercial manufacturing facility and increased purchases of investments.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $50.4 million compared to $3.8 million for the same period in 2020. The increase of $46.5 million was primarily due to net proceeds of approximately $42.9 million from our sale of 1,278,243 shares of common stock of and a $2.5 million increase in proceeds from the exercise of stock options and $1.0 million proceeds from the issuance of the Job Creation Loan during the three months ended March 31, 2021.

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

The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic, and actions that would be taken by governmental authorities to contain the pandemic or to treat its impact, makes it difficult to forecast any effects on our results for the three months ended March 31, 2021.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no obligations that would require disclosure as off-balance sheet arrangements.

Significant Accounting Policies and Recent Accounting Standards

See Note 2 of the financial statements for a discussion of our significant accounting policies, including the discussion of recently issued and adopted accounting standards.

Inflation

Inflation has not had a material effect on our business, financial condition or results of operations over our two most recent fiscal years.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in interest bearing cash accounts consisting of short-term debt securities issued by the U.S. government. The primary objective of our investment activities is to preserve principal. We adhere to an investment policy that requires us to limit amounts invested in securities based on credit rating, maturity, industry group and investment type and issuer, except for securities issued by the U.S. government. We do not have any derivative financial instruments or foreign currency instruments. As of March 31, 2021, we had $472.2 million invested in marketable securities with a maturity date of less than two years. As such we believe that we are not exposed to any material market risk. If interest rates had varied by 1% in the year ended March 31, 2021, the fair value of our investment portfolio would increase or decrease by approximately $1.9 million.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The information in Note 9 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 9 to our Condensed Consolidated Financial Statements for the quarter ended March 31, 2021 contained in this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors

The risks described below may not be the only ones relating to our company. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial conditions and future prospects and the trading price of our common stock could be harmed as a result of any of these risks. Investors should also refer to the other information contained or incorporated by reference in our Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 25, 2021, including our financial statements and related notes, and our other filings from time to time with the Securities and Exchange Commission or SEC.

Risk Factors Summary

We have marked with an asterisk (*) those risk factors below that reflect a substantive change from the risk factors included in our Annual Report on Form 10-K filed with the SEC on February 25, 2021.

Our business is subject to a number of risks and uncertainties, including those risks discussed at length below. These risks include, among others, the brief bulleted list of our principal risk factors set forth below that make an investment in our company speculative or risky. You are encouraged to carefully review our full discussion of the material risk factors relevant to an investment in our business, which follows the brief bulleted list of our principal risk factors set forth below.

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

Risks Related to Our Business

We have a history of operating losses; we expect to continue to incur losses and we may never be profitable.*

We are a clinical-stage biotechnology company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient's own immune system to eradicate cancer. We do not have products approved for commercial sale and have not generated revenue from operations. As of March 31, 2021, we had an accumulated deficit of $905.6 million. In addition, during the year ended March 31, 2021, we incurred a net loss of $75.4 million. Since our inception we have not generated any revenues from operations. We are preparing for the commercial launch of our products, if approved, in 2021. We do not expect to generate any meaningful product sales or royalty revenues until we have a product approved. We expect to incur significant additional operating losses in the future as we expand our development and clinical trial activities in support of demonstrating the effectiveness of our products.

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

Currently, our product candidates are manufactured using processes developed or modified by us or by our third-party research institution collaborators that we may not intend to use for more advanced clinical trials or commercialization. We have selected Gen 2 as the manufacturing process for product registration, and all ongoing and future company-sponsored clinical trials. Although we believe Gen 2 is a commercially viable process, there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency, and timely availability of raw materials. This includes potential risks associated with FDA not agreeing with all of the details of our validation data or our potency assay or assays for Cohort 4 of our C-144-01 clinical trial. For example, on October 5, 2020, we announced that we and the FDA have not been able to agree on the required potency assays to fully define our TIL therapy, which is required as part of a BLA submission, and that as a result of these developments, our BLA submission is not expected by the end of 2020 and is anticipated instead to occur in 2021. Although we have recently submitted additional potency assay data to the FDA, the FDA may still not agree with such potency assays, or it may not be feasible to conduct additional potency assay testing on all clinical samples. As a result of these challenges, we may experience delays in our clinical development and/or commercialization plans. We may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

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

We may need additional financing to fund our operations and complete the development and commercialization of our various product candidates, and if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our product candidates. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

Our operations have consumed substantial amounts of cash since inception. From our inception to March 31, 2021, we have an accumulated deficit of $905.6 million. In addition, our research and development and our operating costs have also been substantial and are expected to increase. For example, in October 2018, we closed an underwritten public offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $236.7 million. In June 2020, we closed another underwritten offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $567.0 million. In February 2021 we entered into an open market sale agreement, or the Sales Agreement, with Jefferies LLC, which provides for the sale of up to $350.0 million of our common stock from time to time. For the three months ended March 31, 2021, we received approximately $42.9 million in net proceeds through the sale of 1,278,243 shares of our common stock. In addition to our continued spending for our product candidates, we expect to spend approximately $15 million over the next year for equipment and construction costs for our commercial-scale production facility in Philadelphia, Pennsylvania. As of March 31, 2021, we had approximately $604.2 million in cash, cash equivalents and investments ($131.9 million of cash and cash equivalents, $462.0 million in short-term investments, and $10.2 million of long-term investments).

Accordingly, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations for at least the next twelve months from the date this Quarterly Report on Form 10-Q is issued. However, in order to complete the development of our current product candidates, and in order to affect our business plan, including establishing our own manufacturing facility, we anticipate that we will have to spend more than the funds currently available to us. Furthermore, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may require additional capital for the further development and commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Moreover, our fixed expenses such as rent, minimum payments to our contract manufacturers, and other contractual commitments, including those for our research collaborations, are substantial and are expected to increase in the future.

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

Subject to various spending levels approved by our Board of Directors, our management will have broad discretion in the use of the net proceeds from our capital raises, including our June 2020, October 2018 and January 2018 public offerings and the proceeds from sales pursuant to our “at-the-market” sales agreement with Jefferies LLC, and may not use them effectively.*

Our management will have discretion in the application of the net proceeds from our capital raises, including our June 2020, October 2018, and January 2018 public offerings, and the proceeds from sales pursuant to the Sales Agreement with Jefferies LLC, which provides for the sale of up to $350.0 million of our common stock from time to time, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from our capital raises are being used appropriately. You may not agree with our decisions, and our use of the proceeds from our capital raises may not yield any return to stockholders. Because of the number and variability of factors that will determine our use of the net proceeds from our capital raises, their ultimate use may vary substantially from their currently intended use. Our failure to apply the net proceeds of our capital raises effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. Stockholders will not have the opportunity to influence our decisions on how to use our net proceeds from our capital raises. Pending their use, we may invest the net proceeds from our capital raises in interest and non-interest bearing cash accounts, short-term, investment-grade, interest-bearing instruments and U.S. government securities. These temporary investments are not likely to yield a significant return.

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

We were granted Fast Track designation by the FDA for lifileucel in metastatic melanoma and metastatic cervical cancer. We were granted BTD, for lifileucel for metastatic cervical cancer and Regenerative Medicine Advanced Therapy, or RMAT, designation for lifileucel in advanced melanoma. We may seek Fast Track or Breakthrough designation for other of our current or future product candidates. Receipt of a designation to facilitate product candidate development is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for a designation, the FDA may disagree. In any event, the receipt of such a designation for a product candidate may not result in a faster development process, review, or approval compared to product candidates considered for approval under conventional the FDA procedures and does not assure ultimate marketing approval by the FDA. In addition, the FDA may later decide that the products no longer meet the designation conditions.

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

A BLA must also include significant information regarding the chemistry, manufacturing and controls for the product. Additionally, we expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of cell therapies for cancer. We may also not be able to successfully utilize the BTD or RMAT designations we have received for metastatic cervical cancer and advanced melanoma, respectively, to successfully complete the development and commercialization of lifileucel. We may not be able to reach agreement with FDA on an interpretation of outcomes from our meetings, including meetings we have held with FDA in relation to our C-145-04 and C-144-01 clinical trials and future meetings. For example, on October 5, 2020, we announced that we and the FDA have not been able to agree on the required potency assays to fully define our TIL therapy, which is required as part of a BLA submission, and that as a result of these developments, our BLA submission is not expected by the end of 2020 and is anticipated to occur in 2021. We recently submitted additional potency assay data to the FDA, while continuing to evaluate additional assays as backup options in support of our BLA, which could delay our anticipated BLA filing timeline. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

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

Our stock price may be volatile, and our stockholders’ investment in our stock could decline in value.

The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including but not limited to:

●	volatility and instability in the capital markets due to the COVID-19 pandemic;
●	announcements of the results of clinical trials by us, our collaborators, or our competitors, or negative developments with respect to similar products, including those being developed by our collaborators;
●	developments with respect to patents or proprietary rights;
●	announcements of technological innovations by us or our competitors;
●	announcements of new products or new contracts by us or our competitors;
●	actual or anticipated variations in our operating results due to the level of development expenses and other factors;
●	changes in financial estimates by equities research analysts and whether our earnings meet or exceed such estimates;
●	conditions and trends in the pharmaceutical, biotechnology and other industries;
●	receipt, or lack of receipt, of funding in support of conducing our business;
●	regulatory developments within, and outside of, the U.S.;
●	litigation or arbitration;
●	general volatility in the financial markets;
●	general economic, political and market conditions and other factors; and
●	the occurrence of any of the risks described in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K filed with the SEC on February 25, 2021.

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

As of March 31, 2021, we had 149,315,299 shares of common stock outstanding. In addition, we had 18,414,347 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted to purchase common stock based on vesting requirements of stock options and common stock issuable through purchases of employee stock purchase plan, or upon the conversion of preferred stock. The issuance and subsequent sale of the shares underlying these common stock equivalents could depress the trading price of our common stock. On June 10, 2019, our certificate of incorporation was amended to increase the number of authorized shares of our common stock, par value $0.000041666, from 150,000,000 shares to 300,000,000 shares, which was approved by our stockholders on that date.

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
10.1

Lease Agreement dated as of February 8, 2021, by and between Iovance Biotherapeutics, Inc. and ARE-San Francisco No. 63, LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 9, 2021).

10.2

Second Amendment dated as of February 8, 2021, by and between Iovance Biotherapeutics, Inc. and Hudson Skyway Landing, LLC (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 9, 2021).

10.3

First Amendment dated as of February 8, 2021, by and between Iovance Biotherapeutics, Inc. and Hudson Skyway Landing, LLC (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 9, 2021).

10.4#++*	Executive Employment Agreement, effective as of March 15, 2021, by and between Igor Bilinsky, Ph.D. and Iovance Biotherapeutics, Inc.
31.1++	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2++	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1++	Section 1350 Certification of Chief Executive Officer (furnished herewith).
32.2++	Section 1350 Certification of Chief Financial Officer (furnished herewith).
101

The following financial information from the Quarterly Report on Form 10-Q of Iovance Biotherapeutics, Inc. for the quarter ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; (2) Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020; (3) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2021 and 2020; (4) Condensed Consolidated Statements of Stockholders’ Equity as of March 31, 2021 and December 31, 2020; (5) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; and (6) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File – the cover page interactive date file does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document.

#	Indicates a management contract or compensatory plan or arrangement.
++	Filed herewith (unless otherwise noted as being furnished herewith).
*	Certain portions of the Exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Iovance Biotherapeutics, Inc.

May 6, 2021	By:	/s/ Maria Fardis, Ph.D., M.B.A.
Maria Fardis, Ph.D., M.B.A.
Chief Executive Officer (Principal Executive Officer)

May 6, 2021	By:	/s/ Jean-Marc Bellemin
Jean-Marc Bellemin
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)