Form 10-Q
period 2021-06-30
IOVANCE BIOTHERAPEUTICS, INC.
filed 2021-08-05
CIK 1425205

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

At July 28, 2021, the issuer had 155,032,000 shares of common stock, par value $0.000041666 per share, outstanding.

IOVANCE BIOTHERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except share and per share information)

	June 30,	December 31,
	2021	2020

ASSETS

Current Assets
Cash and cash equivalents	$82,763	$67,329
Short-term investments	573,605	562,108
Prepaid expenses and other assets	10,272	6,663
Total Current Assets	666,640	636,100

Property and equipment, net	80,120	59,159
Operating lease right-of-use assets	52,508	54,756
Long-term investments	46,288	—
Restricted cash	6,084	5,525
Long-term assets	1,150	12,918
Total Assets	$852,790	$768,458

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$21,914	$13,513
Accrued expenses	34,192	35,074
Operating lease liabilities - current	4,428	6,284
Total Current Liabilities	60,534	54,871

Non-Current Liabilities
Operating lease liabilities – noncurrent	46,843	45,375
Long-term note payable	1,000	—
Other liabilities	—	11,714
Total Non-Current Liabilities	47,843	57,089
Total Liabilities	108,377	111,960

Commitments and contingencies

Stockholders’ Equity
Series A Convertible Preferred stock, $0.001 par value; 17,000 shares designated, 194 shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Series B Convertible Preferred stock, $0.001 par value; 11,500,000 shares designated, 2,842,158 and 3,581,119 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	3	4
Common stock, $0.000041666 par value; 300,000,000 shares authorized, 154,799,721 and 146,874,917 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	7	6
Accumulated other comprehensive income	33	19
Additional paid-in capital	1,731,363	1,486,662
Accumulated deficit	(986,993)	(830,193)
Total Stockholders’ Equity	744,413	656,498
Total Liabilities and Stockholders’ Equity	$852,790	$768,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited; in thousands, except per share information)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Costs and expenses
Research and development expenses	62,119	49,274	118,068	106,226
General and administrative expenses	19,307	14,353	38,928	28,211
Total costs and expenses	81,426	63,627	156,996	134,437

Loss from operations	(81,426)	(63,627)	(156,996)	(134,437)
Other income
Interest income, net	75	609	196	1,824
Net Loss	$(81,351)	$(63,018)	$(156,800)	$(132,613)
Net Loss Per Share of Common Stock, Basic and Diluted	$(0.53)	$(0.47)	$(1.04)	$(1.02)
Weighted Average Shares of Common Stock Outstanding, Basic and Diluted	153,751	133,162	150,571	129,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net Loss	$(81,351)	$(63,018)	$(156,800)	$(132,613)
Other comprehensive gain/(loss):
Unrealized gain on short-term investments	(63)	(595)	14	97
Comprehensive Loss	$(81,414)	$(63,613)	$(156,786)	$(132,516)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended June 30, 2021 and 2020

(unaudited; in thousands, except share information)

	Series A		Series B Convertible				Additional	Accumulated		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholder
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - March 31, 2021	194	$—	2,842,158	$3	149,315,299	$6	$1,552,968	$96	$(905,642)	$647,431
Stock-based compensation expense	—	—	—	—	—	—	14,414	—	—	14,414
Common stock issued upon purchase of employee stock purchase plan	—	—	—	—	55,315	—	970	—	—	970
Common stock issued upon exercise of stock options	—	—	—	—	233,251	—	2,742	—	—	2,742
Unrealized loss on short-term investments	—	—	—	—	—	—	—	(63)	—	(63)
Common stock sold in public offering, net of offering costs	—	—	—	—	5,195,856	1	160,269	—	—	160,270
Net loss	—	—	—	—	—	—	—	—	(81,351)	(81,351)
Balance - June 30, 2021	194	$—	2,842,158	$3	154,799,721	$7	$1,731,363	$33	$(986,993)	$744,413

Balance - March 31, 2020	194	$—	3,581,119	$4	126,823,156	$5	$882,599	$912	$(640,207)	$243,313
Stock-based compensation expense	—	—	—	—	—	—	10,537	—	—	10,537
Vesting of restricted shares issued for services	—	—	—	—	6,176	—	—	—	—	—
Tax payments related to shares withheld for vested restricted stock units	—	—	—	—	—	—	(165)	—	—	(165)
Common stock issued upon exercise of stock options	—	—	—	—	129,672	—	1,237	—	—	1,237
Unrealized loss on short-term investments	—	—	—	—	—	—	—	(595)	—	(595)
Common stock sold in public offering, net of offering costs	—	—	—	—	19,475,806.00	1	566,999	—	—	567,000
Net loss	—	—	—	—	—	—	—	—	(63,018)	(63,018)
Balance - June 30, 2020	194	$—	3,581,119	$4	146,434,810	$6	$1,461,207	$317	$(703,225)	$758,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2021 and 2020

(unaudited; in thousands, except share information)

	Series A		Series B Convertible				Additional	Accumulated		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholder
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - December 31, 2020	194	$—	3,581,119	$4	146,874,917	$6	$1,486,662	$19	$(830,193)	$656,498
Stock-based compensation expense	—	—	—	—		—	31,355	—	—	31,355
Common stock issued upon purchase of employee stock purchase plan					55,315	—	970	—	—	970
Common stock issued upon exercise of stock options	—	—	—	—	656,429	—	9,221	—	—	9,221
Common stock sold in public offering, net of offering costs	—	—	—	—	6,474,099	1	203,154	—	—	203,155
Common stock issued from preferred stock conversion	—	—	(738,961)	(1)	738,961	—	1	—	—	—
Unrealized gain on short-term investments	—	—	—	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	—	—	—	(156,800)	(156,800)
Balance - June 30, 2021	194	$—	2,842,158	$3	154,799,721	$7	$1,731,363	$33	$(986,993)	$744,413

Balance - December 31, 2019	194	$—	3,581,119	$4	126,411,808	$5	$869,354	$220	$(570,612)	$298,971
Stock-based compensation expense	—	—	—	—	—	—	19,949	—	—	19,949
Vesting of restricted shares issued for services	—	—	—	—	13,449	—	—	—	—	—
Tax payments related to shares withheld for vested restricted stock units	—	—	—	—	—	—	(283)	—	—	(283)
Common stock issued upon exercise of stock options	—	—	—	—	533,747	—	5,188	—	—	5,188
Unrealized gain on short-term investments	—	—	—	—	—	—	—	97	—	97
Common stock sold in public offering, net of offering costs	—	—	—	—	19,475,806	1	566,999	—	—	567,000
Net loss	—	—	—	—	—	—	—	—	(132,613)	(132,613)
Balance - June 30, 2020	194	$—	3,581,119	$4	146,434,810	$6	$1,461,207	$317	$(703,225)	$758,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(156,800)	$(132,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	31,355	19,949
Non-cash lease expense	2,407	3,328
Accretion (amortization) of discounts and premiums on investments	3,862	(17)
Depreciation and amortization	738	512

Changes in assets and liabilities:
Prepaid expenses, other assets, and long-term assets	8,159	(1,064)
Right-of-use assets	(159)	—
Operating lease liabilities	(388)	(3,739)
Accounts payable	4,950	(7,096)
Accrued expenses and other liabilities	(10,523)	18,813
Net cash used in operating activities	(116,399)	(101,927)

Cash Flows from Investing Activities
Maturities of investments	320,151	216,678
Purchase of investments	(381,784)	(534,717)
Purchase of property and equipment	(20,321)	(5,612)
Net cash used by investing activities	(81,954)	(323,651)

Cash Flows from Financing Activities
Tax payments related to shares withheld for vested restricted stock units	—	(283)
Proceeds from the issuance of common stock upon exercise of options and employee stock purchase plan	10,191	5,188
Proceeds from the issuance of common stock, net	203,155	567,393
Proceeds from the issuance of debt	1,000	—
Net cash provided by financing activities	214,346	572,298
Net increase in cash, cash equivalents, and restricted cash	15,993	146,720
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	72,854	19,419
Cash, Cash Equivalents, and Restricted Cash, End of Period	$88,847	$166,139

Supplemental disclosure of non-cash investing and financing activities:
Net unrealized gain on short-term investments	$14	$97
Acquisitions of property and equipment included in accounts payable and accrued expense	(1,378)	(5,212)
Accrued offering costs in accrued expenses	—	(393)
Conversion of convertible preferred stock to common stock	(1)	—

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

Basis of Presentation of Unaudited Condensed Consolidated Financial Information

The unaudited condensed consolidated financial statements of the Company for the three and six months ended June 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company's financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2020, was derived from the audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2021. These interim financial statements should be read in conjunction with that report.

Liquidity

The Company is currently engaged in the development of therapeutics to fight cancer, specifically solid tumors. The Company currently does not have any commercial products and has not yet generated any revenues from its business. The Company currently does not anticipate that it will generate any significant revenues from the sale or licensing of any of its product candidates during the 12 months from the date these financial statements are issued. The Company has incurred a net loss of $156.8 million for the six months ended June 30, 2021 and used $116.4 million of cash in its operating activities during the six months ended June 30, 2021. For the six months ended June 30, 2021, the Company received net proceeds of approximately $203.2 million from the “at the market” offering program the Company has in place with Jefferies LLC, acting as sales agent. As of June 30, 2021, the Company had $708.7 million in cash, cash equivalents, investments, and restricted cash ($82.8 million of cash and cash equivalents, $573.6 million in short-term investments, $46.3 million in long-term investments, and $6.1 million in restricted cash).

The Company expects to continue its research and development activities, increase pre-commercial activities and continue the construction of the tenant improvements for its new manufacturing facility as well as initiating the construction of the tenant improvements for its new headquarters in San Carlos, California, which will increase the amount of cash used during 2021 and beyond. Specifically, the Company expects continued spending on its current and planned clinical trials, continued expansion of manufacturing activities, higher payroll expenses as the Company increases its professional and scientific staff and continuation of pre-commercial activities. Based on the funds the Company has available as of the date these financial statements are issued, the Company believes that it has sufficient capital to fund its anticipated operating expenses and capital expenditures as planned for at least the next twelve months from the date these financial statements are issued.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents, and Investments

The Company’s cash and cash equivalents include short-term investments with original maturities of three months or less when purchased. The Company's investments are classified as “available-for-sale” and are presented at fair value as either a current or non-current asset based on the length of maturity from the reporting date. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income. Any impairment losses related to credit losses (if any) are included in an allowance for credit losses with an offsetting entry to net loss. No impairment losses related to credit losses were recognized for the three and six months ended June 30, 2021 and 2020. The cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in net interest income in the Condensed Consolidated Statements of Operations. Gains and losses on securities sold are recorded based on the specific identification method and are included in net interest income in the Condensed Consolidated Statements of Operations. The Company has not incurred any realized gains or losses from sales of securities to date. The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities and commercial papers, and places restrictions on maturities and concentration by type and issuer, except for securities issued by the U.S. government.

Restricted Cash

The Company maintains a required minimum balance, currently $6.1 million in a segregated bank account in connection with three letters of credit, one for $5,450,000 for the benefit of the landlord for its commercial manufacturing facility used as a security deposit for the lease (See Note 10 - Leases), the second one for $74,685 for the benefit of a utilities service provider, and the third one for $559,082 for the benefit of the landlord for its new headquarters lease. The total amount is classified as Restricted Cash on the Condensed Consolidated Balance Sheet. The first letter of credit originally expired on May 28, 2020, however, it automatically extends for additional one-year periods, without written agreement, to May 28 in each succeeding calendar year, through at least 60 days after the lease expiration date. Further, on the expiration of the seventh year of the lease, and each anniversary date thereafter, the letter of credit may be decreased by $1,000,000, with a minimum security deposit of $1,450,000 maintained through the end of the lease term. The second letter of credit of $74,685 expired on March 9, 2021, however, it automatically extends, without written agreement, to the expiration date of December 1, 2022. The third letter of credit of $559,082 expires on February 1, 2032, however, it will be automatically extended, without written agreement, for one year periods to February in each succeeding calendar year. As of June 30, 2021 and December 31, 2020, restricted cash consisted of $6.1 million and $5.5 million, respectively. This amount has been classified as a non-current asset on the Company’s Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash, reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30,	June 30,
	2021	2020

Cash and cash equivalents	$82,763	$160,614
Restricted cash (included in non-current assets on the condensed consolidated balance sheets)	6,084	5,525
Total cash, cash equivalents and restricted cash	$88,847	$166,139

Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding and the dilutive common stock equivalent shares outstanding during the period. The Company’s potentially dilutive common stock equivalent shares, which include incremental shares of common stock issuable upon (i) the exercise of outstanding stock options and warrants, (ii) purchases though the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), (iii) vesting of restricted stock units, and (iv) conversion of preferred stock, are only included in the calculation of diluted net loss per share when their effect is dilutive.

As of June 30, 2021 and 2020, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	June 30,
	2021	2020
Stock options	14,537,031	12,594,736
Series A Convertible Preferred Stock*	97,000	97,000
Series B Convertible Preferred Stock*	2,842,158	3,581,119
2020 ESPP	39,766	—
Restricted stock units	1,253,540	—
	18,769,495	16,272,855

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

The Company does not have fair valued assets classified under Level 3 as of June 30, 2021 or December 31, 2020.

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

As of June 30, 2021 and December 31, 2020, the fair value of the Company’s financial assets, which consist of cash equivalents and investments classified as available-for-sale securities, that were measured on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of June 30, 2021
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$313,661	$—	$—	$313,661
U.S. government agency securities	—	11,145	—	11,145
Corporate securities	—	34,207	—	34,207
Commercial paper	—	277,094	—	277,094
Money market funds	46,882	—	—	46,882
Total	$360,543	$322,446	$—	$682,989

	Assets at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
US treasury securities	$470,109	$—	$—	$470,109
US government agency securities	91,999	—	—	91,999
Money market funds	49,720	—	—	49,720
Total	$611,828	$—	$—	$611,828

The available-for-sale securities in the Company’s Condensed Consolidated Balance Sheets are as follows (in thousands):

	June 30,	December 31,
	2021	2020

Cash equivalents	$63,096	$49,720
Short-term investments	573,605	562,108
Long-term investments	46,288	—
Cash Equivalents and Investments total	$682,989	$611,828

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC Topic 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted and signed into law, and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act, among other things, includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for business entities include a five-year net operating loss (“NOL”) carrybacks, suspension of annual deduction limitation of 80% taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and technical correction to allow accelerated deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. The Company evaluated the impact of the CARES Act and determined the impact is immaterial for the three and six months ended June 30, 2021.

Leases

The Company determines if an arrangement includes a lease at inception. Operating leases are included in its Condensed Consolidated Balance Sheet as Operating lease right-of-use assets and Operating lease liabilities as of June 30, 2021 and December 31, 2020. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses an estimated incremental borrowing rate that is applicable to the Company based on the information available at the later of the lease commencement date or the date of adoption of Accounting Standard Update (ASU) No. 2016-02 and ASU No. 2018-10, Leases (together “Topic 842”). The operating lease right-of-use assets also include any lease payments made less lease incentives. The Company’s leases may include options to extend or terminate the lease, which is considered in the lease term when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term. The Company has elected not to apply the recognition requirements of Topic 842 for short-term leases.

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

The Company periodically issues restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) as part of its share-based compensation programs. The Company measures the compensation cost with respect to RSUs and RSAs issued to employees based upon the estimated fair value of the equity instruments at the date of the grant, which is recognized as an expense over the period during which an employee is required to provide services in exchange for the awards.

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

NOTE 3. CASH EQUIVALENTS AND INVESTMENTS

Cash equivalents consist of the following (in thousands):

	June 30,	December 31,
	2021	2020

Cash equivalents	$63,096	$49,720

Cash equivalents total	$63,096	$49,720

Cash equivalents in the tables above exclude cash demand deposits of $19.7 million and $17.6 million as of June 30, 2021 and December 31, 2020, respectively (in thousands).

The following table summarizes the Company’s investments that are classified as available-for-sale debt securities (in thousands):

	June 30,	December 31,
	2021	2020

Short-term investments	$573,605	$562,108
Long-term investments	46,288	—
Investments total	$619,893	$562,108

The following table summarizes the classification of the Company’s available-for-sale debt securities in its Condensed Consolidated Balance Sheets (in thousands):

	June 30,	December 31,
Investments	2021	2020
U.S. treasury securities	$313,661	$470,109
U.S. government agency securities	11,145	91,999
Corporate securities	27,193	—
Commercial paper	267,894	—
Investments total	$619,893	$562,108

The cost and fair value of investments as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of June 30, 2021	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$313,655	$28	$(22)	$313,661
U.S. government agency securities	11,144	1	—	11,145
Corporate securities	27,203	—	(10)	27,193
Commercial papers	267,858	44	(8)	267,894
Total	$619,860	$73	$(40)	$619,893

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2020	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$470,108	$30	$(29)	$470,109
U.S. government agency securities	91,981	20	(2)	91,999
Total	$562,089	$50	$(31)	$562,108

The following table summarizes the Company’s available-for-sale debt securities by contractual maturity (in thousands):

	June 30, 2021
	Amortized Cost	Fair Value

Within one year	$573,549	$573,605
One year to two years	46,311	46,288
Investments total	$619,860	$619,893

All available-for-sale securities held as of June 30, 2021 and December 31, 2020 had contractual maturities of less than two years. No significant available-for-sale securities held as of the periods presented have been in a continuous unrealized loss position for more than 12 months. As of June 30, 2021, unrealized losses on available-for-sale investments are not attributed to credit risk. The Company determined that it has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. To date, the Company has not recorded any impairment charges on its marketable securities.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2021	2020
Lab equipment	$5,534	$4,656
Leasehold improvements	3,630	2,573
Computer equipment	608	270
Office furniture and equipment	480	480
Machinery and equipment	82	—
Construction in progress	76,102	56,758
Total Property and equipment, cost	86,436	64,737
Less: Accumulated depreciation and amortization	(6,316)	(5,578)
Property and Equipment, net	$80,120	$59,159

Depreciation expense for the three months ended June 30, 2021 and 2020, was approximately $0.3 million and $0.2 million, respectively. Depreciation expense for the six months ended June 30, 2021 and 2020 was approximately $0.7 million and $0.5 million, respectively.

NOTE 5. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2021	2020

Clinical related	$13,086	$15,661
Accrued payroll and employee related expenses	10,210	9,032
Commercial manufacturing facility related	1,703	4,342
R&D Manufacturing related	6,402	3,266
Legal and related services	998	1,061
Accrued other	1,793	1,712
	$34,192	$35,074

NOTE 6. STOCKHOLDERS’ EQUITY

Common Stock

The Company’s certificate of incorporation, as amended, authorizes the issuance of up to 300,000,000 shares of the Company’s common stock, par value $0.000041666. As of June 30, 2021, 154,799,721 shares of the Company’s common stock were issued and outstanding.

Public Offerings

In June 2020, the Company closed an underwritten public offering of 16,935,484 shares of the Company’s common stock at a public offering price of $31.00 per share, before underwriting discounts, which included 2,540,322 shares issued upon the exercise in full by the underwriter of its option to purchase additional shares at the public offering price less the underwriting discount (the "June 2020 Public Offering"). The gross proceeds from the offering, before deducting the underwriting discounts and commissions and other offering expenses payable by the Company, were $603.7 million, with net proceeds to the Company of $567.0 million

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock. As of June 30, 2021, 17,000 shares were designated as Series A Convertible Preferred Stock (“Series A Convertible Preferred Stock”) and 11,500,000 shares were designated as Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock”).

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

No Shares of Series A Convertible Preferred Stock were converted during the six months ended June 30, 2021 or 2020. As of June 30, 2021 and December 31, 2020, 194 shares of Series A Convertible Preferred Stock (that are convertible into 97,000 shares of common stock) remained outstanding.

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

During the six months ended June 30, 2021, a total of 738,961 of Series B Convertible Preferred Stock were converted into 738,961 shares of common stock. No shares of Series B Convertible Preferred Stock were converted during the six months ended June 30, 2020. As of June 30, 2021 and December 31, 2020, 2,842,158 and 3,581,119 shares of Series B Preferred Stock (that are convertible into 2,842,158 and 3,581,119 shares of common stock) remained outstanding, respectively.

At the Market Offering Program

On February 8, 2021, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) with respect to an “at the market” offering program, under which the Company may, from time to time, in its sole discretion, issue and sell through Jefferies, acting as sales agent, up to $350.0 million of shares of the Company’s common stock, (the “Common Shares”). The issuance and sale, if any, of the Common Shares by the Company under the Sales Agreement will be made pursuant to a prospectus supplement, dated February 8, 2021, to the Company’s Registration Statement on Form S-3ASR, which became effective immediately upon filing with the Securities and Exchange Commission on May 27, 2020.

Pursuant to the Sales Agreement, Jefferies may sell the Common Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended. Jefferies will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the Common Shares from time to time, based upon instructions from the Company (including any price or size limits or other customary parameters or conditions the Company may impose).

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

For the three and six months ended June 30, 2021, the Company received approximately $160.3 million and $203.2 million, respectively, in net proceeds, net of offering costs, through the sale of 5,195,856 and 6,474,099 shares of its common stock through the Sales Agreement at a weighted average price per share of $31.49 and $32.12, respectively.

NOTE 7. STOCK BASED COMPENSATION

Equity Incentive Plans

On October 14, 2011, the Company’s Board of Directors (the “Board”) adopted the 2011 Equity Incentive Plan (the “2011 Plan”). Employees, directors, consultants and advisors of the Company are eligible to participate in the 2011 Plan. The 2011 Plan initially had 180,000 shares of common stock reserved for issuance in the form of incentive stock options, non-qualified options, common stock, and grant appreciation rights. The 2011 Plan was not approved by the Company’s stockholders within the required one-year period following its adoption and, accordingly, no incentive stock options can be granted under that plan. In August 2013, the Board and a majority of the Company’s stockholders approved an amendment to increase the number of shares available under the

2011 Plan from 180,000 shares to 1,700,000 shares, and an amendment to increase the number options or other awards that can be granted to any one person during a twelve (12) month period from 50,000 shares to 300,000 shares. The foregoing amendment to the 2011 Plan became effective in September 2013. On August 20, 2014, the Board amended the 2011 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2011 Plan from 1,700,000 to 1,900,000 shares, effective immediately. As of June 30, 2021, 11,240 shares were available for future grant under the 2011 Plan. Per the terms of the 2011 Plan, no equity awards may be granted under the 2011 Plan after the ten-year anniversary of the plan’s adoption by the Board.

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

On August 16, 2016, the Company’s stockholders approved an increase in the total number of shares that can be issued under the 2014 Plan to 9,000,000 shares of the Company’s common stock. As of June 30, 2021, 75,023 shares were available for grant under the Company’s 2014 Plan.

On April 22, 2018, the Board adopted the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan was approved by the Company’s stockholders at the annual meeting of stockholders held in June 2018. The 2018 Plan as approved by the stockholders authorized the issuance up to an aggregate of 6,000,000 shares of common stock reserved for issuance in the form of incentive (qualified) stock options, non-qualified options, common stock, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards or any combination of the foregoing. On June 8, 2020, the Company's stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2018 Plan from 6,000,000 to 14,000,000 shares, which became effective immediately. As of June 30, 2021, 3,608,727 shares of common stock were available for grant under the Company’s 2018 Plan.

Stock Options

A summary of the status of stock options as of June 30, 2021, and the changes during the six months then ended, is presented in the following table:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contract	Value
	Options	Price	Life	(in thousands)
Outstanding as of December 31, 2020	12,615,638	$18.08
Granted	4,476,724	41.80
Exercised	(656,429)	14.05
Expired/Forfeited	(1,898,902)	32.32
Outstanding as of June 30, 2021	14,537,031	$23.70	6.95	$104,461

Options exercisable as of June 30, 2021	7,832,437	$14.35	5.03	$94,264

The aggregate intrinsic value in the table above reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended June 30, 2021 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2021. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

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

The compensation expenses related to the 2020 ESPP for the three and six months ended June 30, 2021 were $0.5 million and $0.8 million, respectively. No compensation expenses related to the 2020 ESPP were recognized for the same periods in 2020. As of June 30, 2021, 55,315 shares were issued under the 2020 ESPP and there was $0.3 million of unrecognized compensation cost associated with the 2020 ESPP, which will be recognized over the remaining 5.4 months.

Restricted Stock Units

On June 1, 2016, the Company entered into an RSU agreement with the Company’s former Chief Executive Officer, Maria Fardis, Ph.D., M.B.A., pursuant to which the Company granted Dr. Fardis 550,000 non-transferrable RSUs at a fair market value price of $5.87 per share as an inducement to her employment pursuant to the exception to The Nasdaq Global Market rules that generally require stockholder approval of equity incentive plans. The 550,000 RSUs vested in installments as follows: (i) 137,500 restricted stock units vested upon the first anniversary of the effective date of Dr. Fardis’ employment agreement; (ii) 275,000 restricted stock units vested upon the satisfaction of certain clinical trial milestones; and (iii) 137,500 restricted stock units vested in equal monthly installments over the 36-month period following the first anniversary of the effective date of Dr. Fardis’ employment. These RSUs were fully vested as of June 1, 2020 and no RSUs associated with this agreement were outstanding as of June 30, 2021 or December 31, 2020.

In June 2021, under the terms of the 2018 Plan, the Company granted 1,253,540 RSUs to its executives and employees. The awards are time-based and each award has one of two vesting conditions. For some RSU awards, 100% of the RSUs will vest on the first anniversary of the grant date, and for others, 50% of the RSUs will vest on the first anniversary of the grant date with the remaining 50% vesting on December 31, 2022, assuming all time-based conditions are achieved.

A summary of the RSU activity during the six months ended June 30, 2021 is presented in the following table:

Weighted
	Number	Average
	of	Grant Date
	RSUs	Fair Value
Outstanding, non-vested as of December 31, 2020	—	$—
Granted	1,253,540	23.87
Vested	—	—
Canceled/Forfeited	—	—
Outstanding, non-vested as of June 30, 2021	1,253,540	$23.87

As of June 30, 2021, there was approximately $28.8 million of related unrecognized compensation cost associated with RSUs, which the Company expects to recognize over a remaining weighted-average period of 1.14 years. The aggregate intrinsic value of the nonvested RSUs outstanding as of June 30, 2021 was $32.6 million.

Stock-Based Compensation

Total stock-based compensation expenses related to all of the Company’s stock-based awards were recorded on the Statements of Operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Research and development	$8,585	$5,465	$17,787	$9,783
General and administrative	5,829	5,072	13,568	10,166
Total stock-based compensation expenses	$14,414	$10,537	$31,355	$19,949

Total stock-based compensation expenses broken down based on each individual instrument were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock option expenses	$12,783	$10,492	$29,443	$19,837
Restricted stock unit expenses	1,099	45	1,099	112
2020 ESPP expenses	532	—	813	—
Total stock-based compensation expenses	$14,414	$10,537	$31,355	$19,949

As of June 30, 2021, there was $118.8 million of total unrecognized compensation expense related to the options to be recognized over a weighted average period of 2.02 years.

The weighted average grant date fair value for employee options granted under the Company’s stock option plans during the six months ended June 30, 2021 and 2020 was $24.38 and $16.20. per option, respectively.

NOTE 8. LICENSES AND AGREEMENTS

National Institutes of Health (NIH) and the National Cancer Institute (NCI)

Cooperative Research and Development Agreement (CRADA)

In August 2011, the Company signed a five-year CRADA with the NCI to work with Dr. Steven Rosenberg on developing TIL therapies that are designed to destroy metastatic melanoma cells.

In January 2015, the Company executed an amendment to the CRADA to include four new indications. As amended, in addition to metastatic melanoma, the CRADA included the development of TIL therapy for the treatment of patients with bladder, lung, triple-negative breast, and Human Papilloma Virus (“HPV”)-associated cancers.

In August 2016, the NCI and the Company entered a second amendment to the CRADA. The principal changes effected by the second amendment included (i) extending the term of the CRADA by another five years to August 2021, and (ii) modifying the focus on the development of unmodified TIL as a stand-alone therapy or in combination with products licensed by the U.S. Food and Drug Administration (“FDA”) and commercially available reagents routinely used for adoptive cell therapy. The parties have continued the development of improved methods for the generation and selection of TIL with anti-tumor reactivity in metastatic melanoma, bladder, lung, breast, and HPV-associated cancers.

Pursuant to the terms of the CRADA, as amended, the Company is required to make quarterly payments of $0.5 million to the NCI for support of research activities. To the extent the Company licenses patent rights relating to a TIL-based product candidate, the Company will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, the Company may be required to supply certain test articles, including TIL, grown and processed under cGMP conditions, suitable for use in clinical trials, where the Company holds the investigational new drug application for such clinical trial. The extended CRADA has a five-year term expiring in August 2021. The Company or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. The Company recorded costs associated with the CRADA of $0.5 million for the three months ended June 30, 2021 and 2020, and $1.0 million for the six months ended June 30, 2021 and 2020 respectively, as research and development expenses.

Patent License Agreement Related to the Development and Manufacture of TIL

Effective October 5, 2011, the Company entered into an Exclusive Patent License Agreement (the “Patent License Agreement”) with the NIH, an agency of the U.S. Public Health Service within the Department of Health and Human Services (NIH), which was subsequently amended on February 9, 2015 and October 2, 2015. Pursuant to the Patent License Agreement, as amended, the NIH granted the Company licenses, including exclusive, co-exclusive, and non-exclusive licenses, to certain technologies relating to autologous TIL adoptive cell therapy products for the treatment of metastatic melanoma, lung, breast, bladder and HPV-positive cancers (the “Indications”). The Patent License Agreement required the Company to pay royalties based on a percentage of net sales (which percentage is in the mid-single digits), a percentage of revenues from sublicensing arrangements, and lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the Indications and other direct costs incurred by the NIH pursuant to the agreement.

Effective May 6, 2021, the Company entered into an Amended and Restated Patent License Agreement with NIH (the “Amended and Restated Patent License Agreement”), which includes the grant of additional exclusive, worldwide patent rights in the Indications to cytokine-tethered TIL technology, and expands the non-exclusive, worldwide field of use to all cancers. The Amended and Restated Patent License Agreement requires the Company to pay royalties based on a percentage of net sales in jurisdictions where patent rights exist, which percentage can fall into a tier that may be less than one percent to mid-single digits depending upon certain events, including the exclusivity of the rights, and a percentage of revenues from sublicensing arrangements, and the Company expects lower overall royalty payments as a result. The Company also agreed to potential milestone payments on the achievement of certain clinical, regulatory and commercial sales milestones for each of the Indications and other direct costs incurred by the NIH pursuant to the Amended and Restated Patent License Agreement. The Company anticipates making a milestone payment in the low single-digit millions of dollars in conjunction with the approval of a Biologics License Application for any of its product candidates covered by the Amended and Restated Patent License Agreement. The term of the Amended and Restated Patent License Agreement continues until the expiry of the last-to-expire patent rights licensed thereunder, and the agreement contains standard termination provisions.

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

H. Lee Moffitt Cancer Center

Research Collaboration and Clinical Grant Agreements with Moffitt

In December 2016, the Company entered into a three-year Sponsored Research Agreement with H. Lee Moffitt Cancer Center (“Moffitt”) which expired in December 2019. In June 2020, the Company entered into a new Sponsored Research Agreement with Moffitt, with a term that ends either upon completion of the research thereunder or on July 1, 2022, whichever is sooner, and under which immaterial payments will be made to Moffitt in connection with the research services thereunder. At the same time, the Company entered into a clinical grant agreement with Moffitt to support an ongoing clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with metastatic melanoma. In June 2017, the Company entered into a second clinical grant agreement with Moffitt to support a new clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with non-small cell lung cancer, under which the Company obtained a non-exclusive, royalty-free license to any new Moffitt inventions made in the performance of the agreement. Under both clinical grant agreements with Moffit, the Company has non-exclusive rights to clinical data arising from the respective clinical trials. The Company recorded a de minimis amount and $0.1 million of research and development costs of for the three months ended June 30, 2021 and 2020 respectively, and $0.2 million for the six months ended June 30, 2021 and $0.5 million for the six months ended June 30, 2020, respectively, in connection with the research collaboration and clinical grant agreements with Moffitt.

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

Pursuant to the First Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million. A patent issuance fee will also be payable under the First Moffitt License, upon the issuance of the first U.S. patent covering the subject technology. In addition, the Company agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales (which percentage is in the low single digits) and sublicensing payments, as applicable, and annual minimum royalties beginning with the first sale of products based on the licensed technologies, which minimum royalties will be credited against the percentage royalty payments otherwise payable in that year. The Company will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the First Moffitt License related to the treatment of any cancers in the U.S., Europe and Japan and in other countries designated by the Company in agreement with Moffitt. No expenses were recorded for the First Moffitt License for the three and six months ended June 30, 2021 and 2020.

The Company entered into a license agreement with Moffitt effective as of May 7, 2018 (the “Second Moffitt License”), under which the Company received a license to Moffitt’s rights to patent-pending technologies related to the use of 4-1BB agonists in conjunction with TIL manufacturing processes and therapies. Pursuant to the Second Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million in 2018. An annual license maintenance fee is also payable commencing on the first anniversary of the effective date. In addition, the Company agreed to pay an annual commercial use payment for each indication for which a first sale has occurred, which in the aggregate amounts to up to $0.4 million a year. The Company recorded a de minimis amount for the three months ended June 30, 2021 and 2020, respectively, and a de minimis amount for the six months ended June 30, 2021 and 2020, respectively, as research and development expenses in connection with the Second Moffit License.

M.D. Anderson Cancer Center

Strategic Alliance Agreement

On April 17, 2017, the Company entered into a Strategic Alliance Agreement (the “SAA”) with M.D. Anderson Cancer Center (“MDACC”) under which the Company and MDACC agreed to conduct clinical and preclinical research studies. The Company agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA. In return, the Company acquired all rights to inventions resulting from the studies and has been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of MDACC reasonably necessary to exploit, including the commercialization thereof. The Company has also been granted certain rights in clinical data generated by MDACC outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt by the Company of all deliverables due from MDACC thereunder. The Company recorded $0.1 million and zero expenses associated with the MDACC SAA for the three months ended June 30, 2021 and 2020, respectively, and $0.1 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively, as research and development expenses.

WuXi Apptec, Inc.

In November 2016, the Company entered into a three-year manufacturing and services agreement (“MSA”) with WuXi AppTec, Inc. (“WuXi”) pursuant to which WuXi agreed to provide manufacturing and other services, which has since been amended and assigned to its subsidiary Iovance Biotherapeutics Manufacturing LLC. Under the agreement, the Company entered into two statements of work for two cGMP manufacturing suites to be established and operated by WuXi for the Company, both of the suites are expected to be capable of being used for the commercial manufacture of its products. The statements of work for the first suite were amended in 2019, September 2020 and February 2021, and the statement of work for the second suite was amended in 2019. The statements of work for the facility include a fixed component to reserve a dedicated suite and a trained work force, and a variable component, mainly materials and testing used during the manufacturing processes. Both statements of work provide for adjustments to the targeted production capacity levels and the corresponding fixed fees upon written notice from the Company of 30 days and 90 days for the first and second suites, respectively. The terms of the related statements of work for the first suite currently extends to February 2022 and the terms of the second manufacturing suite were extended to December 2022.

The Company recorded costs associated with agreements with WuXi of $4.8 million and $5.7 million for the three months ended June 30, 2021 and 2020, respectively, and $8.2 million and $12.3 million for the six months ended June 30, 2021 and 2020, respectively, as research and development expenses.

Cellectis

On January 12, 2020, the Company entered into a research collaboration and exclusive worldwide license agreement whereby the Company will license gene-editing technology from Cellectis S.A. ("Cellectis"), a clinical-stage biopharmaceutical company, in order to develop TIL therapies that have been genetically edited. Financial terms of the license include development, regulatory and sales milestone payments from the Company to Cellectis, as well as royalty payments based on net sales of TALEN-modified TIL products. The Company recorded costs associated with agreements with Cellectis of $0.1 million for the three months ended June 30, 2021 and 2020 and $0.2 million for the six months ended June 30, 2021 and 2020, respectively, as research and development expenses.

Novartis

On January 12, 2020, the Company obtained a license from Novartis Pharma AG (“Novartis”) to develop and commercialize an antibody cytokine engrafted protein, which the Company refers to as IOV-3001. Under the agreement, the Company has paid an upfront payment to Novartis and may pay future milestones related to initiation of patient dosing in various phases of clinical development for IOV-3001 and approval of the product in the U.S, EU and Japan. Novartis is also entitled to low-to-mid single digit percentage royalties from commercial sales of the product. No expenses were recorded for the three and six months ended June 30, 2021. The Company recorded costs associated with the license agreement from Novartis of $10.0 million as research and development expenses for the six months ended June 30, 2020.

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

On March 24, 2021, the Solomon Plaintiffs filed their brief in opposition to the Company’s appeal of the court’s grant of the Solomon Plaintiff’s motion for reconsideration. On April 2, 2021, the Company filed its reply brief in support of the Company’s appeal of the court’s grant of the Solomon Plaintiffs’ motion for reconsideration. On May 3, 2021, the Solomon Plaintiffs filed their opening brief in support of their appeal of the court’s grant of summary judgment limiting the Solomon Plaintiffs’ damages for the Equity Claim to $47,420. On May 11, 2021, the Appellate Division upheld the court’s grant of the Solomon Plaintiffs’ motion for reconsideration of the dismissal of the First Solomon Suit for want of prosecution.

On September 27, 2019, the Solomon Plaintiffs filed a new lawsuit (through new legal counsel) (“the Second Solomon Suit”) titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Iovance Biotherapeutics, Inc., f/k/a/ Lion Biotechnologies Inc. f/k/a/ Genesis Biopharma Inc., and Manish Singh in the Supreme Court of the State of New York, County of New York (index no. 655668/2019). In the Second Solomon Suit, the Solomon Plaintiffs allege that they are third party beneficiaries of a “finder’s fee agreement” that prior management entered into with a third party unlicensed entity in 2012 in connection with seeking financing, that an agreement or understanding existed between the Company and the plaintiffs that the plaintiffs would be paid fees and commissions (in cash and stock) if they obtained financing for the Company, and that they directly and indirectly introduced investors to the Company who invested in the Company, or were willing to invest in the Company. Finally, the Solomon Plaintiffs allege that they were promised a license to use the Company’s technology in Israel. The plaintiffs claim that the Company breached the foregoing understandings, promises and agreements and, as a result, they are entitled to certain damages. The Solomon Plaintiffs also allege that Manish Singh, the Company’s former Chief Executive Officer, committed fraud and took shares belonging to them. On February 18, 2020, the Company filed a removal petition and removed the Second Solomon Suit to the U.S. District Court for the Southern District of New York, where the case has been assigned case no. 1:20-cv-1391. On May 22, 2020, the Company moved to dismiss the Second Solomon Suit for lack of personal jurisdiction. On July 17, 2020, the Solomon Plaintiffs filed an opposition brief against the Company’s motion to dismiss for lack of personal jurisdiction. On August 7, 2020, the Company filed a reply brief in support of the Company’s motion to dismiss for lack of personal jurisdiction. On March 26, 2021, the Court denied the Company’s motion to dismiss for lack of personal jurisdiction. The Company filed a response to the complaint in the Second Solomon Suit on April 30, 2021. On May 26, 2021, the Company and Singh filed motions for judgment on the pleadings with respect to the second and third claims asserted against the Company and all claims asserted against Singh, respectively, in the Second Solomon Suit. On June 25, 2021, the Solomon Plaintiffs filed an opposition brief against the motions for judgment on the pleadings. On July 16, 2021, the Company and Singh filed reply briefs in support of the motions for judgement on the pleadings.

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

New Headquarters Lease

On February 8, 2021, the Company entered into a lease agreement with ARE-San Francisco No. 63, LLC (the “New Headquarters Lease”) for laboratories and offices to be constructed in Suite 400 of an existing building located at 825 Industrial Road, San Carlos, California (the “Building”), commonly known as The District. Under the New Headquarters Lease, the Company will lease approximately 49,918 rentable square feet of space in the Building (the “Headquarters Premises”). The New Headquarters Lease is for a term of 120 months, commencing upon the first day of the first full month (the “Rent Commencement Date”) after the earlier to occur of (i) the date that is 12 months and one day after the execution date of the New Headquarters Lease (the “Commencement Date”), which is February 9, 2022, or (ii) the date that the Tenant Improvements (as defined therein) are substantially completed, which is currently expected to be at the end of 2021; provided, however, that the Rent Commencement Date shall be delayed 1 day for each day after the Commencement Date that (a) to the extent that, after the Commencement Date, any governmental authority having jurisdiction, as a result of the COVID-19 outbreak in the United States, declares or implements any order or mandate that restricts construction activities in San Mateo County, California (any such order or mandate, a “Government Mandate”), to the extent that such Government Mandate precludes the construction of tenant improvements, or (b) a landlord delay occurs. The New Headquarters Lease includes an option to extend the term of the lease for 60 months, exercisable under certain conditions and at a market rate as described in the New Headquarters Lease.

Commencing 210 days after the Rent Commencement Date as the result of a rent abatement, the Company’s monthly base rent under the New Headquarters Lease will be approximately $280,000, subject to an annual increase of 3%. Beginning in 2022, the Company will also be responsible for paying operating expenses.

The 120-month term of the New Headquarters Lease is expected to commence in late 2021. Minimum rental payments under the New Headquarters Lease total $36.5 million, which does not include rental payments related to the Company’s one-time option to extend for an additional five years. There was no right-of-use asset or lease liability reflected on the balance sheet as of June 30, 2021 for the New Headquarters Lease, as the Company has not yet obtained control over the use of the Headquarters Premises.

San Carlos Existing Headquarters Leases

On August 4, 2016, the Company entered into an agreement with Hudson Skyway Landing, LLC (the “Suite 150 Lease”) to lease 8,733 square feet of space for its corporate headquarters on the first floor of the building located at 999 Skyway Road, San Carlos, California commonly known as Skyway Landing II. The term of the Lease was 54 months subsequent to the commencement date and expired in April 2021. Monthly lease payments were approximately $38,000.

On October 19, 2018, the Company entered into an agreement (the “Lease”) to lease 12,322 square feet of office space located adjacent to the Company’s headquarters in San Carlos, California. The term of the lease expired on April 30, 2021. Monthly lease payments were approximately $59,000, subject to an annual increase of 3%.

On June 19, 2019, the Company entered into a first amendment (the “Amended Lease”) to the Lease for additional space at its corporate headquarters in San Carlos, California. Under the Amended Lease, the Company leased an additional 8,110 square feet (the “Expansion Space”), for a total of approximately 20,432 square feet of space on the first floor of Skyway Landing II. The term of the Amended Lease expired on April 30, 2021. Monthly lease payments were approximately $39,000 for the first year and $40,000 for the second year.

On February 8, 2021, the Company entered into two amendments (the “Suite 100 and 125 Second Amendment” and the “Suite 150 First Amendment”) to the Amended Lease and the Suite 150 Lease, respectively.

Under the Suite 100 and Suite 125 Second Amendment, the Company extended the Amended Lease which expired on April 30, 2021, to December 31, 2021. The Company’s monthly base rent under the Suite 100 and Suite 125 Second Amendment will be approximately $103,000. The Company is also responsible for paying its portion of operating expenses and real estate taxes. The Company has an option to extend the expiration of the Suite 100 and Suite 125 Second Amendment for one month or six months, at its discretion, by providing notice as specified in the Suite 100 and Suite 125 Second Amendment.

Under the Suite 150 First Amendment, the Company extended the Suite 150 Lease, which also expired on April 30, 2021, to December 31, 2021. The Company’s monthly base rent under the Suite 150 First Amendment are approximately $44,000. The Company is also responsible for paying its portion of operating expenses and real estate taxes. The Company has an option to extend the expiration of the Suite 150 First Amendment for one month or six months, at its discretion, by providing notice as specified in the Suite 150 First Amendment.

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

New York Lease

The Company leased office space in New York for a monthly rental of approximately $18,000 a month from January 2017 through July 2017. On June 5, 2017, the Company entered into an agreement to lease office space from August 1, 2017 to July 31, 2018, for approximately $9,000 a month. On April 20, 2018, the Company entered into an agreement to extend the lease term to January 31, 2019 for approximately $7,000 a month. On November 2, 2018, the Company entered into an agreement to extend the lease term to July 31, 2019 for approximately $4,000 a month. On May 1, 2019, the Company entered into an agreement to extend the lease term to January 31, 2020 for approximately $4,000 a month. On October 24, 2019, the Company entered into an agreement to extend the lease term to April 30, 2020 for approximately $4,000 a month. On January 23, 2020, the Company entered into an agreement to extend the lease term to July 31, 2020 for approximately $4,000 a month. On May 24, 2020, the Company entered into an agreement to extend the lease term to October 31, 2020 for approximately $4,000 a month. On September 1, 2020, the Company entered into an agreement to extend the lease term to January 31, 2021, for approximately $4,000 a month. On January 31, 2021, the lease terminated, and the Company closed its New York office.

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

Commercial Manufacturing Facility Agreement

On May 28, 2019, the Company entered into a lease agreement with 300 Rouse Boulevard, LLC (the “Commercial Manufacturing Facility Lease”) for a build-to-suit commercial manufacturing facility, laboratories, and offices located in Philadelphia, Pennsylvania. Under the Commercial Manufacturing Facility Lease, the Company leases approximately 136,000 rentable square feet of space in a building located at 300 Rouse Boulevard, Philadelphia, Pennsylvania (the “Manufacturing Premises”). The construction of the commercial manufacturing facility began in July 2019 and has been substantially completed. The construction of tenant improvements in the commercial manufacturing facility is expected to be completed in the third quarter of 2021, at which time the assets will be placed in service.

The Company determined the commencement date of the Commercial Manufacturing Lease to be October 7, 2020 in accordance with Topic 842 when its landlord made the Premise available for the Company’s use and the Company obtained control over the use of the Manufacturing Premises. The Commercial Manufacturing Facility Lease includes an option to extend the term of the lease, exercisable under certain conditions as described in the Commercial Manufacturing Facility Lease, such that the overall term, when added to the initial term, shall be 359 months, by giving the landlord prior written notice thereof at least 18 months in advance of the expiration date. In determining the lease term, the Company did not include the periods covered by the option to extend the lease as it determined that it is not reasonably certain that the Company will exercise such option. Upon the commencement date, the Company recognized operating lease liabilities and right-of-use assets of $41.3 million and $45.7 million, respectively.

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

The balance sheet classification of the Company’s right-of-use asset and lease liabilities was as follows (in thousands):

	June 30, 2021	December 31, 2020
Operating lease right-of-use assets	$52,508	$54,756
Operating lease liabilities
Current portion included in current liabilities	4,428	6,284
long-term portion included in non-current liabilities	46,843	45,375
Total Operating lease liabilities	$51,271	$51,659

The following table summarizes components of lease expenses, which were included in Total expenses in the Company’s Condensed Consolidated Statement of Operations, and other information related to its operating leases as follows (in thousands except weighted-average remaining lease terms and discount rates):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Operating lease cost	$3,380	$2,073	$6,777	$3,709
Variable lease cost	1,578	1,260	2,288	2,631
Short-term lease cost	39	14	75	31
Total lease cost	$4,997	$3,347	$9,140	$6,371

Other information

Cash paid for amounts included in the measurement of lease liabilities included in Operating cashflows	$2,512	$1,906	$4,834	$4,102
Right-of-use assets obtained from entering new leases	$—	$—	$—	$—
Increase (decrease) in right-of-use assets from lease modifications	$(215)	$(151)	$1,943	$328
Weighted-average remaining lease terms (years)			17.97	1.69
Weighted-average discount rates			7.5%	7.5%

Variable lease cost is determined based on performance or usage in accordance with the contractual agreements, and not based on an index or rate.

As of June 30, 2021, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

		CMO
	Facility	embedded
	leases	leases	Total
2021	$3,084	$2,334	$5,418
2022	4,414	361	4,775
2023	4,423	—	4,423
2024	4,516	—	4,516
2025	4,372	—	4,372
Thereafter	74,899	—	74,899
Total lease payments	$95,708	$2,695	$98,403
Less: Present value adjustment	(47,114)	(18)	(47,132)
Operating lease liabilities	$48,594	$2,677	$51,271

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

The Company concludes that it is not reasonably assured that all or a portion of the loan will be forgiven as of June 30, 2021, and therefore accounted for the Job Creation Loan as debt in accordance with ASC Topic 470 – Debt, as opposed to an in-substance government grant, and classified as a long-term debt in its Condensed Consolidated Balance Sheet as of June 30, 2021.

NOTE 12. RELATED PARTY TRANSACTIONS

On September 14, 2017, the Company entered into a three-year consulting agreement with Iain Dukes, D. Phil, the Chairman of the Board. As compensation for his consulting services, the Company granted Dr. Dukes a stock option to purchase up to 150,000 shares of the Company’s common stock, at an exercise price of $7.30 per share. Under the consulting agreement, Dr. Dukes agreed to provide the Company with services regarding business development opportunities, licensing transactions and technology acquisitions by the Company, and any such strategic initiatives appropriate for the Company that Dr. Dukes may identify. The granted stock options vest in 12 quarterly installments (with 1/12th of the option shares having vested on the date of grant). The vesting of the granted stock options will accelerate, and the entire award will become fully vested upon the closing of a significant licensing transaction, a material product acquisition, a material strategic transaction, or upon a change of control transaction. This stock option was fully vested in September 2020. No expense was recognized for the three and six months ended June 30, 2021 related to this consulting agreement. The Company recognized $0.1 million and $0.2 million in stock-based compensation expense related to this consulting agreement for the three and six months ended June 30, 2020, respectively.

NOTE 13. INCOME TAXES

The Company did not record income tax expenses for the three and six months ended June 30, 2021 and 2020, respectively as the Company expected to be in a taxable loss position in 2021 and 2020, and the net deferred tax assets are fully offset by a valuation allowance as it is not more likely than not that the benefit will be realized.  Therefore, the Company’s effective tax rate was 0.0%, for the three and six months ended June 30, 2021 and 2020, respectively.  As of June 30, 2021, the Company remains in a cumulative book loss position and does not have sufficient positive evidence to realize its net deferred tax assets. As such, the Company continues to maintain a full valuation allowance against its net deferred tax assets.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The management’s discussion and analysis of our financial condition as of June 30, 2021 and results of operations for the three and six months ended June 30, 2021, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2020 which was filed with the Securities and Exchange Commission, or SEC, on February 25, 2021. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Business” section of our Annual Report on Form 10-K and elsewhere in this report and other reports we file with the SEC. We use words such as “may,” “will,” “might,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “aim,” “potential,” “continue,” “ongoing,” “goal,” “forecast,” “guidance,” “outlook,” or the negative of these terms or other similar expressions to identify forward-looking statements, although not all forward-looking statements contain these words. All forward-looking statements included in this report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Iovance,” “we,” “us” and “our” refer to Iovance Biotherapeutics, Inc. and our subsidiaries.

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of cell therapies as novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to eradicate cancer cells. Tumor-infiltrating lymphocyte, or TIL, therapy is an autologous, polyclonal cell therapy platform technology that was originally developed by the National Cancer Institute, or NCI, which conducted initial clinical trials of this therapy in diseases such as metastatic melanoma and cervical cancer. We have developed a new, shorter TIL manufacturing process known as Gen 2, which yields a cryopreserved TIL product. This proprietary and scalable manufacturing method is being investigated in multiple indications. Our lead product candidates include lifileucel for metastatic melanoma and metastatic cervical cancer. In addition to metastatic melanoma and metastatic cervical cancer, we are investigating the effectiveness and safety of TIL therapy for the treatment of squamous cell carcinoma of the head and neck, non-small cell lung cancer, or NSCLC, and are investigating peripheral blood lymphocyte, or PBL, therapy for patients with relapsed or refractory chronic lymphocytic leukemia, or CLL, and small lymphocytic lymphoma, or SLL, through our sponsored trials, as well as in other oncology indications through collaborations.

We are conducting a Phase 2 clinical trial, C-144-01, of our lead TIL product candidate, lifileucel, for the treatment of metastatic melanoma. This multicenter pivotal trial enrolled melanoma patients with disease progression following treatment with at least one systemic therapy, including a PD-1 inhibitor and, if BRAF mutated, a BRAF inhibitor, or a combination of BRAF and MEK inhibitors. Cohort 4 of the C-144-01 clinical trial is a single-arm cohort intended to support a Biologics License Application, or BLA, submission for lifileucel. Cohorts 2 and 4 of the C-144-01 trial use our Gen 2 manufacturing process. We completed and closed enrollment of patients into Cohort 2 of the C-144-01 trial in 2018. Results from Cohort 2 of the C-144-01 clinical trial were initially reported at the American Society of Clinical Oncology, or ASCO, annual meeting on June 1, 2019 and subsequently updated at the ASCO annual meeting on June 6, 2021. As of the data extract in April 2021, in 66 patients with metastatic melanoma in Cohort 2, treatment with lifileucel resulted in an objective response rate, or ORR, of 36%, as assessed by investigator, with 3 complete responses and 21 partial responses. The disease control rate, or DCR, was 80.3%. Median duration of response, or DOR, in Cohort 2 had not been reached after 33.1 months of median study follow up. Results from Cohort 2 presented at ASCO in June 2021 also suggest that early intervention with lifileucel at the time of initial progression on anti-PD-1 therapy may maximize benefit. Patients in Cohort 2 were heavily pretreated and had a mean of 3.3 prior therapies. We have previously reported durable responses across a wide age range of metastatic melanoma patients, among those who have received prior anti-CTLA-4 and BRAF targeted treatments, regardless of BRAF mutation status, and in patients with PD-L1 high and low status. The adverse event profile was generally consistent with the underlying advanced disease and the profile of the lymphodepletion and IL-2 regimens. In addition, detailed Cohort 2 data was published in the Journal of Clinical Oncology on May 12, 2021.

Pivotal Cohort 4 of the C-144-01 trial was enrolled to evaluate ORR as read out by an Independent Review Committee, or IRC, as the primary endpoint based on our interpretation of discussions with the U.S. Food and Drug Administration, or FDA, as part of an End of Phase 2, or EOP2, meeting held with the FDA in the third quarter of 2018. In October 2018, based on the data provided to the FDA during the EOP2 meeting, we announced that lifileucel had received a Regenerative Medicines Advanced Therapy, or RMAT, designation from the FDA. Enrollment in Cohort 4 of the C-144-01 trial commenced in March 2019 and patient dosing was completed in January 2020. A total of 87 patients were dosed with Gen 2 product released for Cohort 4. We previously disclosed initial results from Cohort 4 for 68 patients with two radiological assessments, as determined by investigator. Lifileucel showed a 32.4% ORR, including one complete response and 21 partial responses, two of which were yet to be confirmed with follow up visits at the time of the data cut, and a DCR of 72.1% as of the data cut off of March 16, 2020, corresponding to 5.3 months of median study follow up. This ORR data was consistent with the Cohort 2 data read out at a similar median duration of study follow up. The ORR of Cohort 2 at a median study follow up of 6 months was 33%. Previously, we reported the submission of additional potency assay data to the FDA, and at the same time, we also announced that we had reached agreement with the FDA on the minimum duration of follow up for Cohort 4 to support our BLA submission for lifileucel in the treatment of metastatic melanoma. In May 2021, we announced that we had received regulatory feedback from the FDA regarding our potency assays for lifileucel. Following FDA feedback, we have continued our ongoing work developing and validating our potency assays and plan to submit additional assay data and to meet with the FDA in the second half of 2021. Our BLA submission for lifileucel in metastatic melanoma is now expected to occur during the first half of 2022.

We are also conducting a Phase 2 clinical trial, C-145-04, which is a multicenter pivotal trial that will assess the safety and efficacy of our lead product candidate lifileucel for the treatment of patients with recurrent, metastatic or persistent cervical cancer. In February 2019, lifileucel received Fast Track designation from the FDA for development in the treatment of cervical cancer with disease progression on or after chemotherapy. In March 2019, the protocol for this trial was amended to modify the primary endpoint of ORR to be determined by IRC. In May 2019, lifileucel received Breakthrough Therapy Designation, or BTD, from the FDA for development in the treatment of cervical cancer. Updated results from the C-145-04 clinical trial were reported at the ASCO annual meeting on June 1, 2019. In 27 patients with metastatic cervical cancer, treatment with lifileucel resulted in an ORR of 44%. At the time of the study data cut, there were 3 complete responses and 9 partial responses. The DCR was 85%. Patients were heavily pretreated and had a mean of 2.4 prior therapies. The median DOR had not been reached. The adverse event profile was generally consistent with the underlying advanced disease and the profile of the lymphodepletion and IL-2 regimens. In November 2019, we amended the C-145-04 trial to collect additional data on early-line patients as well as late-line patients by adding additional cohorts, in anticipation of a changing landscape in this indication, including Cohort 2 for patients that had previously received anti-PD-1 therapy. These additional cohorts may also allow access to TIL therapy after completion of the enrollment in the registrational cohorts. In January 2021, we announced that Cohort 2 of the C-145-04 trial had completed enrollment and that data from this cohort may be supportive of registration because of the expected changing landscape of care for cervical cancer patients. We intend to initiate a dialog with the FDA to discuss these cohorts and potential BLA submission plans for lifileucel in cervical cancer after resolution of regulatory discussions regarding our potency assays.

In November 2020, we announced that we had finalized the protocol for our potential registrational clinical trial in NSCLC, IOV-LUN-202, to investigate LN-145 in patients with recurrent or metastatic NSCLC, without driver mutations, who previously received a single line of approved systemic therapy of combined checkpoint inhibitor and chemotherapy. The IOV-LUN-202 clinical trial includes three cohorts. Cohorts 1 and 3 of the IOV-LUN-202 clinical trial will enroll patients with a PD-L1 TPS of less than one percent, and Cohort 2 will enroll patients with a PD-L1 TPS of greater than or equal to one percent. In June 2021, we reported that the first patient was dosed in the IOV-LUN-202 clinical trial. We intend to continue to enroll patients in the IOV-LUN-202 clinical trial throughout 2021 and 2022.

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

We are also investigating the potential of our TIL therapies in earlier lines of treatment and in combination with pembrolizumab, and we are studying LN-145 as a monotherapy in relapsed refractory NSCLC patients. IOV-COM-202 is a Phase 2, multicenter trial that is composed of seven cohorts that can enroll up to a total of 135 patients. In May 2019, we reported that the first patient was dosed in the IOV-COM-202 trial. In addition to its ongoing enrollment in the U.S., the IOV-COM-202 trial has also received regulatory approval in Canada and in certain European countries.

In Cohort 1A of the IOV-COM-202 trial, we are enrolling advanced unresectable or metastatic melanoma patients who are naïve to anti-PD-1 therapy. We reported results from ongoing Cohort 1A of the IOV-COM-202 trial at the ASCO meeting in June

2021, as follows. Seven patients received lifileucel in combination with pembrolizumab. Six of the seven patients had a confirmed objective response, with an ORR of 86%, including two complete responses, one unconfirmed complete response who had not yet reached the confirmatory complete response assessment, and three partial responses, with one best response of stable disease. The complete response rate, including the unconfirmed complete response, was 43%. The median follow up was 8.2 months. The Cohort 1A results also demonstrated that lifileucel can be safely combined with pembrolizumab. The treatment-emergent adverse event, or TEAE, profile was consistent with the underlying disease and known adverse event profiles of pembrolizumab, non-myeloablative lymphodepletion, or NMA-LD, and IL-2.

In Cohort 2A of the IOV-COM-202 trial, we are enrolling advanced, recurrent, or metastatic HNSCC patients who are naïve to prior immunotherapy including anti-PD-1/anti-PD-L1 therapy. The patients receive LN-145 in combination with pembrolizumab. We reported results from ongoing Cohort 2A of the IOV-COM-202 trial at the Society for Immunotherapy in Cancer, or SITC, meeting in November 2020, as follows. As of October 16, 2020, nine HNSCC patients have received LN-145 plus pembrolizumab with a median duration of follow up of 8.6 months. Nine and eight patients were evaluable for safety and efficacy, respectively. Four patients had a confirmed, objective response with an ORR of 44% including one complete response and three partial responses. Median DOR was not reached. The DCR at data cutoff was 89% in nine patients, and seven of the eight evaluable patients, or 87.5%, had a reduction in target lesions. The median number of prior therapies was 1.0 with 89% of the patients having received prior chemotherapy. Four patients were positive for Human Papilloma Virus, or HPV, three patients were HPV negative, and two patients had unknown HPV status. The treatment emergent adverse event, or TEAE, profile was consistent with the underlying advanced disease and the known adverse event profiles of pembrolizumab, lymphodepletion, and IL-2 regimens. The most common TEAEs, occurring in more than 50% of evaluable subjects, were chills, anemia, hypotension, nausea, pyrexia, and thrombocytopenia.

In Cohort 3B of the IOV-COM-202 trial, we enrolled patients with metastatic NSCLC that had progressed on prior immune checkpoint inhibitor therapy, including patients with oncogene-driven tumors who received prior tyrosine kinase inhibitor therapy. Patients were treated with LN-145 monotherapy. We reported results from Cohort 3B of the IOV-COM-202 trial in June 2021, as follows. The ORR was 21.4% for the 28 patients that participated in the trial, including one complete response and five partial responses, and the DCR was 64.3%, including two responders with PD-L1 negative tumors. Median DOR was not reached at a median study follow up of 8.2 months. The treatment-emergent adverse event profile was consistent with the underlying disease and known adverse event profiles of non-myeloablative lymphodepletion and IL-2. All patients treated in Cohort 3B of the IOV-COM-202 trial received prior anti-PD-1/L1 therapy and all six responding patients also received prior chemotherapy. Historically, ORRs of approximately 20% were reported with ICIs as second-line therapy in ICI-naïve patients who progressed on front-line chemotherapy. We anticipate presenting additional Cohort 3B data at a medical meeting in the second half of 2021

In November 2019, we announced that our investigational new drug, or IND, application for our PBL therapy, IOV-2001, was authorized by the FDA and our sponsored clinical trial using this therapy, IOV-CLL-01, was cleared to proceed. IOV-2001 is a non-genetically modified, polyclonal T cell product that is manufactured using a nine-day process from 50 mL of patient's blood. IOV-CLL-01 is a Phase 1/2 clinical trial evaluating the safety and efficacy of IOV-2001 in patients with relapsed or refractory CLL or SLL. The IOV-CLL-01 trial is expected to enroll up to approximately 70 patients.

As part of our collaboration program with M.D. Anderson Cancer Center, or MDACC, two Phase 2 trials were initiated in 2018. Both trials are sponsored by MDACC. The first trial, NCT03449108, is intended to allow for investigation of LN-145 manufactured by us, using our manufacturing processes, to treat patients with soft tissue sarcoma, osteosarcoma, platinum resistant ovarian cancer, and thyroid cancer. A second trial under the collaboration with MDACC, NCT03610490, was previously active. This trial treated patients with platinum resistant ovarian cancer, pancreatic and colorectal cancer with TIL manufactured by MDACC. The data obtained using this manufacturing process may not be representative of our data using our Gen 2 manufacturing process.

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

Our current product candidate pipeline and selected investigator-sponsored proof-of-concept studies are summarized in the figure below:

We have developed a third-generation TIL manufacturing process known as Gen 3. Gen 3 is a shorter process than Gen 2. We are using Gen 3 manufacturing in Cohort 1C of the IOV-COM-202 trial in melanoma and in Cohort 3 of the IOV-LUN-202 trial in NSCLC and have previously used it in the C-145-03 trial in HNSCC.

We currently own more than twenty-five granted or allowed U.S. and international patents for compositions and methods of treatment in a broad range of cancers relating to our Gen 2 manufacturing process, including U.S. Patent Nos. 10,130,659, 10,166,257, 10,272,113, 10,363,273, 10,398,734, 10,420,799, 10,463,697, 10,537,595, 10,639,330, 10,646,517, 10,653,723, 10,695,372, 10,894,063, 10,905,718, 10,918,666, 10,925,900, 10,933,094, 10,946,044, 10,946,045, 10,953,046, 10,953,047, and 11,013,770. We anticipate that the terms of these patents related to Gen 2 manufacturing processes will extend to January 2038, not including any patent term extensions or adjustments that may be available. Our owned and licensed intellectual property portfolio also includes patent applications and patents relating to TIL, marrow infiltrating lymphocyte, or MIL, and PBL therapies; frozen tumor-based TIL technologies; remnant TIL and digest TIL compositions, methods and processes; methods of treatment of a broad range of cancers using TIL therapies; methods of manufacturing TIL, MIL, and PBL therapies; the use of costimulatory molecules in TIL therapy and manufacturing; stable and transient genetically-modified TIL therapies; methods of using immune checkpoint inhibitors in combination with TIL therapies; TIL selection technologies; and methods of treating patient subpopulations.

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

We anticipate general and administrative expenses will increase in 2021 as we continue to prepare for commercialization and support an expected growth of the internal general and administrative team.

Interest Income

Interest income results from our interest-bearing cash and investment balances.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

Revenues

We did not generate any revenues during the three and six months ended June 30, 2021 or June 30, 2020.

Research and Development expenses (in thousands)

	Three Months Ended		Increase /		Six Months Ended		Increase /
	June 30,		(Decrease)		June 30,		(Decrease)
	2021	2020	$	%	2021	2020	$	%
Research and development	$62,119	$49,274	12,845	26%	$118,068	$106,226	11,842	11%
Stock-based compensation expense included in research and development expense	8,585	5,465	3,120	57%	17,787	9,783	8,004	82%

Research and development expense for the three months ended June 30, 2021 increased by $12.8 million, or 26%, compared to the same period in 2020. The increase was primarily attributable to (i) a $7.1 million increase in payroll and related expenses, (ii) a $3.1 million increase in stock-based compensation expenses, (iii) a $2.3 million increase in our commercial manufacturing facility related cost, and (iv) a $2.8 million increase in manufacturing costs. These increases were partially offset by a $3.6 million decrease in clinical trial costs due to completion of enrollment in pivotal cohorts for melanoma and cervical cancer, and head and neck clinical trials.

Research and development expense for the six months ended June 30, 2021 increased by $11.8 million, or 11%, compared to the same period in 2020. The increase was primarily attributable to (i) a $14.0 million increase in payroll and related expenses, (ii) a $8.0 million increase in stock-based compensation expenses, and (iii) a $4.0 million increase in our commercial manufacturing facility related activities. These increases were partially offset by a $10.0 million decrease in the license cost to further develop IOV-3001 obtained from Novartis for which we recognized in January 2020 in full, and a $5.6 million decrease in clinical trial costs and related manufacturing costs due to completion of enrollment in pivotal cohorts for melanoma and cervical cancer, and head and neck clinical trials.

General and Administrative expenses (in thousands)

	Three Months Ended		Increase /		Six Months Ended		Increase /
	June 30,		(Decrease)		June 30,		(Decrease)
	2021	2020	$	%	2021	2020	$	%
General and administrative	$19,307	$14,353	4,954	35%	$38,928	$28,211	10,717	38%
Stock-based compensation expense included in general and administrative	5,829	5,072	757	15%	13,568	10,166	3,402	33%

General and administrative expenses for the three months ended June 30, 2021 increased by $5.0 million, or 35%, compared to the same period in 2020. The increase was primarily attributable to (i) a $2.6 million increase in payroll and related expenses, including $0.8 million of stock-based compensation expenses, (ii) $1.4 million increase in intellectual property filing related costs, and (iii) $0.8 million increase in insurance, license and professional fees.

General and administrative expenses for the six months ended June 30, 2021 increased by $10.7 million, or 38%, compared to the same period in 2020. The increase was primarily attributable to (i) a $4.7 million increase in payroll and related expenses, (ii) a $3.4 million increase in stock-based compensation expenses, and (iii) $2.3 million increase in intellectual property filing related costs, insurance and license fees.

Interest Income (in thousands)

	Three Months Ended		Increase /		Six Months Ended		Increase /
	June 30,		(Decrease)		June 30,		(Decrease)
	2021	2020	$ %		2021	2020	$ %
Net interest income	$75	$609	(534)	(88)%	$196	$1,824	(1,628)	(89)%

Net interest income for the three and six months ended June 30, 2021 and 2020 decreased by $0.5 million, or 88%, and $1.6 million, or 89%, respectively, due primarily to less interest income earned from our investment portfolio during the continued low interest rate environment during the current COVID-19 pandemic.

Net Loss (in thousands)

	Three Months Ended		Increase /		Six Months Ended		Increase /
	June 30,		(Decrease)		June 30,		(Decrease)
	2021	2020	$ %		2021	2020	$ %
Net loss	$(81,351)	$(63,018)	(18,333)	29%	$(156,800)	$(132,613)	(24,187)	18%

Net loss for the three and six months ended June 30, 2021 increased by $18.3 million or 29% and $24.2 million or 18%, respectively, compared to the same periods in 2020. The increase in our net loss was due to the continued expansion of our research and development activities and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we further invest in our research and development activities and commercial preparation activities.

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

Corporate Capitalization

As of June 30, 2021, we had outstanding 154,799,721 shares of our $0.000041666 par value common stock, 194 shares of our $0.001 par value Series A Convertible Preferred Stock, and 2,842,158 shares of our $0.001 par value Series B Convertible Preferred Stock. The outstanding shares of Series A Convertible Preferred Stock are currently convertible into 97,000 shares of our common stock, and the outstanding shares of Series B Convertible Preferred Stock are currently convertible into 2,842,158 shares of our common stock. The shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock do not have voting rights or accrue dividends.

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

On February 8, 2021, we entered into an Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, with respect to an “at the market” offering program, under which we may, from time to time, in our sole discretion, issue and sell through Jefferies, acting as sales agent, up to $350.0 million of shares of our common stock. The issuance and sale, if any, of shares of our common stock under the Sales Agreement will be made pursuant to a prospectus supplement, dated February 8, 2021, to the 2020 Automatic Shelf Registration Statement. For the three and six months ended June 30, 2021, we received approximately $160.3 million and $203.2 million in net proceeds through the sale of 5,195,856 and 6,474,099 shares of our common stock, respectively.

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

We are currently engaged in the development of therapeutics to fight cancer. We do not have any commercial products and have not yet generated any revenues from our biopharmaceutical business. We currently do not anticipate that we will generate any significant revenues from the sale or licensing of any products during the 12 months from the date these financial statements are issued. We have incurred a net loss of $156.8 million for the six months ended June 30, 2021 and used $116.4 million of cash in our operating activities for the same period ended June 30, 2021. As of June 30, 2021, we had $82.8 million of cash, cash equivalents, $619.9 million of investments ($573.6 million of short-term investments, and $46.3 million of long-term investments), $744.4 million of stockholders’ equity and had working capital of $606.1 million.

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

Cash Flows

The following table summarizes our cash flows for the periods presented from Operating, Investing and Financing Activities (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(116,399)	$(101,927)
Investing activities	(81,954)	(323,651)
Financing activities	214,346	572,298
Net increase in cash, cash equivalents and restricted cash	$15,993	$146,720

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was $116.4 million compared to $101.9 million for the same period in 2020. The increase of $14.5 million was primarily due to the increased costs in research and development and pre-commercial activities

Investing Activities

Net cash used by investing activities for periods presented primarily relate to the purchase, sale and maturity of investments used to fund the day-to-day needs of our business. Net cash used by investing activities for the six months ended June 30, 2021 was $81.9 million compared to net cash used by investing activities of $323.7 million for the same period in 2020. The decrease in cash provided by investing activities of $241.7 million was primarily due to increase in the purchase of property and equipment related to the commercial manufacturing facility and the timing of maturities and purchases of investments.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $214.3 million compared to $572.3 million for the same period in 2020. The decrease of $358.0 million was primarily due to net proceeds of $567.4 million received from our June 2020 public offering as compared to net proceeds of $203.2 million received from the “at the market” offering program during the six months ended June 30, 2021.

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

The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic, and actions that would be taken by governmental authorities to contain the pandemic or to treat its impact, makes it difficult to forecast any effects on our results for the three and six months ended June 30, 2021.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no obligations that would require disclosure as off-balance sheet arrangements.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in interest bearing cash accounts consisting of short-term debt securities issued by the U.S. government. The primary objective of our investment activities is to preserve principal. We adhere to an investment policy that requires us to limit amounts invested in securities based on credit rating, maturity, industry group and investment type and issuer, except for securities issued by the U.S. government. We do not have any derivative financial instruments or foreign currency instruments. As of June 30, 2021, we had $619.9 million invested in marketable securities with a maturity date of less than two years. As such we believe that we are not exposed to any material market risk. If interest rates had varied by 1% in the year ended June 30, 2021, the fair value of our investment portfolio would increase or decrease by approximately $2.7 million.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The information in Note 9 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 9 to our Condensed Consolidated Financial Statements for the quarter ended June 30, 2021 contained in this Quarterly Report on Form 10-Q.

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

Risks Related to Our Business

We have a history of operating losses; we expect to continue to incur losses and we may never be profitable.*

We are a clinical-stage biotechnology company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient's own immune system to eradicate cancer. We do not have products approved for commercial sale and have not generated revenue from operations. As of June 30, 2021, we had an accumulated deficit of $987.0 million. In addition, during the six months ended June 30, 2021, we incurred a net loss of $156.8 million. Since our inception we have not generated any revenues from operations. We are preparing for the commercial launch of our products, if approved, in 2022. We do not expect to generate any meaningful product sales or royalty revenues until we have a product approved. We expect to incur significant additional operating losses in the future as we expand our development and clinical trial activities in support of demonstrating the effectiveness of our products.

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

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any current or future clinical studies will be conducted as planned or completed on schedule, if at all, or that any of our product candidates will receive regulatory approval. We initiated clinical trials in patients with metastatic melanoma, cervical, head and neck and non-small cell lung cancers, and in other indications in collaboration with third parties. We have completed enrollment in the pivotal clinical trial for melanoma, C-144-01. In May 2020, we disclosed interim results for Cohort 4 of the C-144-01 clinical trial. Although the data is consistent with the Cohort 2 data read out at a similar median duration of study follow up, the interim results speak only to data available as of March 16, 2020, and although such data have been reviewed by the investigators, they have not been reviewed by IRC. In addition, differences in patient population may affect the clinical results of Cohort 4 as compared to Cohort 4. We plan to initiate trials in new indications, and new cohorts in existing trials. Even as these trials progress, issues may arise that could require us to suspend or terminate such clinical trials or could cause the results of one cohort to differ from a prior cohort. For example, we may experience slower than anticipated enrollment in our pivotal clinical trials, which may consequently delay our BLA filing timelines or permit competitors to obtain approvals that may alter our BLA filing strategy. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely initiation or completion of clinical development, or product approval include:

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

Currently, our product candidates are manufactured using processes developed or modified by us or by our third-party research institution collaborators that we may not intend to use for more advanced clinical trials or commercialization. We have selected Gen 2 as the manufacturing process for product registration, and all ongoing and future company-sponsored clinical trials. Although we believe Gen 2 is a commercially viable process, there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency, and timely availability of raw materials. This includes potential risks associated with FDA not agreeing with all of the details of our validation data or our potency assay or assays for Cohort 4 of our C-144-01 clinical trial. For example, on October 5, 2020, we announced that we and the FDA have not been able to agree on the required potency assays to fully define our TIL therapy, which is required as part of a BLA submission, and that as a result of these developments, our BLA submission was not expected by the end of 2020 and was anticipated instead to occur in 2021. Previously, we reported the submission of assay data to the FDA, and on May 18, 2021, we announced that we had received regulatory feedback from the FDA regarding our potency assays for lifileucel. Following FDA feedback, we will continue our ongoing work developing and validating our potency assays and plan to submit additional assay data and to meet with the FDA in the second half of 2021. Our BLA submission for lifileucel is now expected to occur during the first half of 2022. As a result of these challenges, we may experience delays in our clinical development and/or commercialization plans. We may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

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

We may need additional financing to fund our operations and complete the development and commercialization of our various product candidates, and if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our product candidates. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

Our operations have consumed substantial amounts of cash since inception. From our inception to June 30, 2021, we have an accumulated deficit of $987.0 million. In addition, our research and development and our operating costs have also been substantial and are expected to increase. For example, in October 2018, we closed an underwritten public offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $236.7 million. In June 2020, we closed another underwritten offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $567.0 million. In February 2021 we entered into an open market sale agreement, or the Sales Agreement, with Jefferies LLC, which provides for the sale of up to $350.0 million of our common stock from time to time. For the six months ended June 30, 2021, we received approximately $203.2 million in net proceeds through the sale of 6,474,099 shares of our common stock. As of June 30, 2021, we had approximately $702.7 million in cash, cash equivalents and investments ($82.8 million of cash and cash equivalents, $573.6 million in short-term investments, and $46.3 million of long-term investments).

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

We are dependent upon information technology systems, infrastructure and data. The multitude and complexity of our computer systems make them inherently vulnerable to service interruption or destruction, malicious intrusion and random attack. Likewise, data privacy or security breaches by third parties, employees, contractors or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, or other business partners may be exposed to unauthorized persons or to the public. Cyberattacks are increasing in their frequency, sophistication and intensity. Cyberattacks could include the deployment of harmful malware, denial-of-service, ransomware, social engineering and other means to affect service reliability and threaten data confidentiality, privacy, integrity and availability. Our business and technology partners face similar risks and any security breach of their systems could adversely affect our security posture. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts, or the efforts of our partners and vendors, will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

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

Risks Related to Government Regulation

The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.*

We have not previously submitted a BLA to the FDA, or similar approval filings to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. For example, following our End of Phase 2 meeting with the FDA, we increased enrollment in Cohort 1 of our ongoing C-145-04 clinical trial of TIL therapy lifileucel to at least 75 patients of the appropriate population to address the expected sample size in anticipation of a BLA submission in 2021. Additionally, the patient population is defined per the discussion with FDA as patients who have progressed following initial systemic therapy for recurrent or metastatic disease which include many of the more advanced patients enrolled to date. Our current beliefs regarding the registration pathway for the lifileucel product candidate in metastatic cervical cancer are based on our interpretation of communications with the FDA to date and our efforts to address such communications, which may be incorrect. Our statements that the study may support a BLA submission also assume that our as-adjusted study has addressed the additional requests by the FDA that were raised at our End of Phase 2 meeting. Further, enrollment in this study may need to be further adjusted based on future feedback from the FDA, changes in the competitive environment, or other regulatory agency input. The revised protocol which further defines the patient population to include more advanced patients in the study, may have an adverse effect on the results reported to date, changes to implement an independent review committee and assay validation and implementation, and the data within this study may not ultimately be supportive of product approval, all of which could result in significant delays to our currently anticipated timeline for development and approval of our product candidate or prevent its approval entirely. Similarly, our current beliefs for our lifileucel product candidate for the treatment of melanoma are based on our interpretation of communications received from the FDA to date regarding this product candidate and our ongoing C-144-01 clinical trial, and may also be incorrect.

A BLA must also include significant information regarding the chemistry, manufacturing and controls for the product. Additionally, we expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of cell therapies for cancer. We may also not be able to successfully utilize the BTD or RMAT designations we have received for metastatic cervical cancer and advanced melanoma, respectively, to successfully complete the development and commercialization of lifileucel. We may not be able to reach agreement with FDA on an interpretation of outcomes from our meetings, including meetings we have held with FDA in relation to our C-145-04 and C-144-01 clinical trials and future meetings. For example, on October 5, 2020, we announced that we and the FDA have not been able to agree on the required potency assays to fully define our TIL therapy, which is required as part of a BLA submission, and that as a result of these developments, our BLA submission was not expected by the end of 2020 and was anticipated to occur in 2021. Previously, we reported the submission of assay data to the FDA, and on May 18, 2021, we announced that we had received regulatory feedback from the FDA regarding our potency assays for lifileucel. Following FDA feedback, we will continue our ongoing work developing and validating our potency assays and plan to submit additional assay data and to meet with the FDA in the second half of 2021. Our BLA submission for lifileucel is now expected to occur during the first half of 2022. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

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

As of June 30, 2021, we had 154,799,721 shares of common stock outstanding. In addition, we had 18,769,495 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted to purchase common stock based on vesting requirements of stock options and common stock issuable through purchases of employee stock purchase plan, or upon the conversion of preferred stock. The issuance and subsequent sale of the shares underlying these common stock equivalents could depress the trading price of our common stock. On June 10, 2019, our certificate of incorporation was amended to increase the number of authorized shares of our common stock, par value $0.000041666, from 150,000,000 shares to 300,000,000 shares, which was approved by our stockholders on that date.

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
3.1

Second Amended and Restated Bylaws of Iovance Biotherapeutics, Inc. (incorporated by reference herein to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 26, 2021).

10.1 ++*	Amended and Restated Patent License Agreement, by and between Iovance Biotherapeutics, Inc. and the National Institutes of Health.
10.2++#	Form of Stock Unit Notice and Stock Unit Agreement under the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan, as amended (June 2021 Retention Equity Awards).
10.3++#	Form of Nonqualified Stock Option Award Agreement under the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan, as amended (June 2021 Retention Equity Awards).
31.1++	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2++	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1++	Section 1350 Certification of Chief Executive Officer (furnished herewith).
32.2++	Section 1350 Certification of Chief Financial Officer (furnished herewith).
101

The following financial information from the Quarterly Report on Form 10-Q of Iovance Biotherapeutics, Inc. for the quarter ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020; (2) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020; (3) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2021 and 2020; (4) Condensed Consolidated Statements of Stockholders’ Equity as of June 30, 2021 and December 31, 2020; (5) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2021 and 2020; and (6) Notes to Condensed Consolidated Financial Statements.

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

Iovance Biotherapeutics, Inc.

August 5, 2021	By:	/s/ Frederick G. Vogt, Ph.D., Esq.
Frederick G. Vogt, Ph.D., Esq.
Interim Chief Executive Officer and President, and General Counsel (Principal Executive Officer)

August 5, 2021	By:	/s/ Jean-Marc Bellemin
Jean-Marc Bellemin
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)