Form 10-Q
period 2021-09-30
IOVANCE BIOTHERAPEUTICS, INC.
filed 2021-11-04
CIK 1425205

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

At October 26, 2021, the issuer had 156,899,118 shares of common stock, par value $0.000041666 per share, outstanding.

IOVANCE BIOTHERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except share and per share information)

	September 30,	December 31,
	2021	2020

ASSETS

Current Assets
Cash and cash equivalents	$58,590	$67,329
Short-term investments	517,859	562,108
Prepaid expenses and other assets	6,577	6,663
Total Current Assets	583,026	636,100

Property and equipment, net	88,034	59,159
Operating lease right-of-use assets	72,423	54,756
Long-term investments	78,247	—
Restricted cash	6,084	5,525
Long-term assets	1,011	12,918
Total Assets	$828,825	$768,458

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$12,181	$13,513
Accrued expenses	45,969	35,074
Operating lease liabilities - current	6,616	6,284
Total Current Liabilities	64,766	54,871

Non-Current Liabilities
Operating lease liabilities – noncurrent	64,729	45,375
Long-term note payable	1,000	—
Other liabilities	—	11,714
Total Non-Current Liabilities	65,729	57,089
Total Liabilities	130,495	111,960

Commitments and contingencies

Stockholders’ Equity
Series A Convertible Preferred stock, $0.001 par value; 17,000 shares designated, 194 shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Series B Convertible Preferred stock, $0.001 par value; 11,500,000 shares designated, 2,842,158 and 3,581,119 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	3	4
Common stock, $0.000041666 par value; 300,000,000 shares authorized, 156,702,653 and 146,874,917 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	7	6
Accumulated other comprehensive income	(5)	19
Additional paid-in capital	1,771,440	1,486,662
Accumulated deficit	(1,073,115)	(830,193)
Total Stockholders’ Equity	698,330	656,498
Total Liabilities and Stockholders’ Equity	$828,825	$768,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited; in thousands, except per share information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Costs and expenses
Research and development expenses	$65,355	$43,050	$183,423	$149,276
General and administrative expenses	20,887	15,916	59,815	44,127
Total costs and expenses	86,242	58,966	243,238	193,403

Loss from operations	(86,242)	(58,966)	(243,238)	(193,403)
Other income
Interest income, net	120	395	316	2,219
Net Loss	$(86,122)	$(58,571)	$(242,922)	$(191,184)
Net Loss Per Share of Common Stock, Basic and Diluted	$(0.55)	$(0.40)	$(1.60)	$(1.41)
Weighted Average Shares of Common Stock Outstanding, Basic and Diluted	155,508	146,492	152,221	135,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net Loss	$(86,122)	$(58,571)	$(242,922)	$(191,184)
Other comprehensive loss:
Unrealized loss on short-term investments	(38)	(162)	(24)	(65)
Comprehensive Loss	$(86,160)	$(58,733)	$(242,946)	$(191,249)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended September 30, 2021 and 2020

(unaudited; in thousands, except share information)

	Series A		Series B Convertible				Additional	Accumulated		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholder
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - June 30, 2021	194	$—	2,842,158	$3	154,799,721	$7	$1,731,363	$33	$(986,993)	$744,413
Stock-based compensation expense	—	—	—	—	—	—	19,306	—	—	19,306
Common stock issued upon exercise of stock options	—	—	—	—	1,902,932	—	20,771	—	—	20,771
Unrealized loss on short-term investments	—	—	—	—	—	—	—	(38)	—	(38)
Net loss	—	—	—	—	—	—	—	—	(86,122)	(86,122)
Balance - September 30, 2021	194	$—	2,842,158	$3	156,702,653	$7	$1,771,440	$(5)	$(1,073,115)	$698,330

Balance - June 30, 2020	194	$—	3,581,119	$4	146,434,810	$6	$1,461,207	$317	$(703,225)	$758,309
Stock-based compensation expense	—	—	—	—	—	—	10,706	—	—	10,706
Common stock issued upon exercise of stock options	—	—	—	—	146,814	—	1,516	—	—	1,516
Unrealized loss on short-term investments	—	—	—	—	—	—	—	(162)	—	(162)
Common stock sold in public offering, net of offering costs	—	—	—	—	—	—	43	—	—	43
Net loss	—	—	—	—	—	—	—	—	(58,571)	(58,571)
Balance - September 30, 2020	194	$—	3,581,119	$4	146,581,624	$6	$1,473,472	$155	$(761,796)	$711,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2021 and 2020

(unaudited; in thousands, except share information)

	Series A		Series B Convertible				Additional	Accumulated		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholder
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - December 31, 2020	194	$—	3,581,119	$4	146,874,917	$6	$1,486,662	$19	$(830,193)	$656,498
Stock-based compensation expense	—	—	—	—	—	—	50,661	—	—	50,661
Common stock issued upon purchase of employee stock purchase plan	—	—	—	—	55,315	—	970	—	—	970
Common stock issued upon exercise of stock options	—	—	—	—	2,559,361	—	29,992	—	—	29,992
Common stock sold in public offering, net of offering costs	—	—	—	—	6,474,099	1	203,154	—	—	203,155
Common stock issued from preferred stock conversion	—	—	(738,961)	(1)	738,961	—	1	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	—	—	—	—	(242,922)	(242,922)
Balance - September 30, 2021	194	$—	2,842,158	$3	156,702,653	$7	$1,771,440	$(5)	$(1,073,115)	$698,330

Balance - December 31, 2019	194	$—	3,581,119	$4	126,411,808	$5	$869,354	$220	$(570,612)	$298,971
Stock-based compensation expense	—	—	—	—	—	—	30,655	—	—	30,655
Vesting of restricted shares issued for services	—	—	—	—	13,449	—	—	—	—	—
Tax payments related to shares withheld for vested restricted stock units	—	—	—	—	—	—	(283)	—	—	(283)
Common stock issued upon exercise of stock options	—	—	—	—	680,561	—	6,704	—	—	6,704
Unrealized loss on short-term investments	—	—	—	—	—	—	—	(65)	—	(65)
Common stock sold in public offering, net of offering costs	—	—	—	—	19,475,806	1	567,042	—	—	567,043
Net loss	—	—	—	—	—	—	—	—	(191,184)	(191,184)
Balance - September 30, 2020	194	$—	3,581,119	$4	146,581,624	$6	$1,473,472	$155	$(761,796)	$711,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(242,922)	$(191,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	50,661	30,655
Non-cash lease expense	7,630	4,999
Accretion (amortization) of discounts and premiums on investments	5,177	359
Depreciation and amortization	1,766	819

Changes in assets and liabilities:
Prepaid expenses, other assets, and long-term assets	11,993	66
Right-of-use assets	(25,297)	(4,986)
Operating lease liabilities	19,686	(593)
Accounts payable	(740)	9,168
Accrued expenses and other liabilities	(2,046)	8,255
Net cash used in operating activities	(174,092)	(142,442)

Cash Flows from Investing Activities
Maturities of investments	544,454	358,493
Purchase of investments	(583,654)	(711,643)
Purchase of property and equipment	(30,006)	(23,456)
Net cash used in investing activities	(69,206)	(376,606)

Cash Flows from Financing Activities
Tax payments related to shares withheld for vested restricted stock units	—	(283)
Proceeds from the issuance of common stock upon exercise of options and employee stock purchase plan	30,962	6,704
Proceeds from the issuance of common stock, net	203,156	567,043
Proceeds from the issuance of debt	1,000	—
Net cash provided in financing activities	235,118	573,464
Net increase in cash, cash equivalents, and restricted cash	(8,180)	54,416
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	72,854	19,419
Cash, Cash Equivalents, and Restricted Cash, End of Period	$64,674	$73,835

Supplemental disclosure of non-cash operating, investing and financing activities:
Net unrealized loss on short-term investments	$(24)	$(65)
Acquisitions of property and equipment included in accounts payable and accrued expense	(635)	(8,061)
Conversion of convertible preferred stock to common stock	(1)	—
Lease liabilities arising from obtaining right-of-use asset from new leases	17,275	4,667
Lease liabilities arising from obtaining right-of-use asset from lease modifications	7,800	22

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

Basis of Presentation of Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company's financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2020, was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2021. These interim financial statements should be read in conjunction with that report.

Liquidity

The Company is currently engaged in the development of therapeutics to fight cancer, specifically solid tumors. The Company currently does not have any commercial products and has not yet generated any revenues and does not anticipate that it will generate any significant revenues from the sale or licensing of any of its product candidates during the 12 months from the date these financial statements are issued. The Company has incurred a net loss of $242.9 million for the nine months ended September 30, 2021 and used $174.1 million of cash in its operating activities during the nine months ended September 30, 2021. For the nine months ended September 30, 2021, the Company received net proceeds of approximately $203.2 million from the “at the market” offering program the Company has in place with Jefferies LLC, acting as sales agent. As of September 30, 2021, the Company had $660.8 million in cash, cash equivalents, investments, and restricted cash ($58.6 million of cash and cash equivalents, $517.9 million in short-term investments, $78.2 million in long-term investments, and $6.1 million in restricted cash).

The Company expects to continue its research and development activities, increase pre-commercial activities, and complete the construction of the tenant improvements for its Iovance Cell Therapy Center (the “iCTC”) as well as the new headquarters’ office in San Carlos, California, all of which will increase the amount of cash used during the remainder of 2021 and beyond. Specifically, the Company expects continued spending on its current and planned clinical trials, continued expansion of manufacturing activities, higher payroll expenses as the Company increases its professional and scientific staff and continuation of pre-commercial activities. Based on the funds the Company has available as of the date these financial statements are issued, the Company believes that it has sufficient capital to fund its anticipated operating expenses and capital expenditures as planned for at least the next twelve months from the date these financial statements are issued.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents, and Investments

The Company’s cash and cash equivalents include short-term investments with original maturities of three months or less when purchased. The Company's investments are classified as “available-for-sale” and are presented at fair value as either a current or non-current asset based on the length of maturity from the reporting date. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income. Impairment losses related to credit losses (if any) are included in an allowance for credit losses with an offsetting entry to net loss. No impairment losses related to credit losses were recognized for the three and nine months ended September 30, 2021 and 2020. The cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in Interest income, net in the Condensed Consolidated Statements of Operations. Gains and losses on securities sold are recorded based on the specific identification method and are included in Interest income, net in the Condensed Consolidated Statements of Operations. The Company has not incurred any realized gains or losses from sales of securities to date. The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities and commercial papers, and places restrictions on maturities and concentration by type and issuer, except for securities issued by the U.S. government.

Restricted Cash

The Company maintains a required minimum balance, currently $6.1 million in a segregated bank account in connection with three letters of credit, one for $5.45 million for the benefit of the landlord for its commercial manufacturing facility used as a security deposit for the lease (See Note 10 - Leases), the second one for $74,685 for the benefit of a utilities service provider, and the third one for $559,082 for the benefit of the landlord for the Company’s new headquarters lease. The total amount is classified as Restricted Cash on the Condensed Consolidated Balance Sheet. The first letter of credit originally expired on May 28, 2020, however, it automatically extends for additional one-year periods, without written agreement, to May 28 in each succeeding calendar year, through at least 60 days after the lease expiration date. Further, on the expiration of the seventh year of the lease, and each anniversary date thereafter, the letter of credit may be decreased by $1.0 million, with a minimum security deposit of $1.45 million maintained through the end of the lease term. The second letter of credit of $74,685 expired on March 9, 2021, however, it automatically extends, without written agreement, to the expiration date of December 1, 2022. The third letter of credit of $559,082 expires on February 1, 2032, however, it will be automatically extended, without written agreement, for one-year periods to February in each succeeding calendar year. As of September 30, 2021, and December 31, 2020, restricted cash consisted of $6.1 million and $5.5 million, respectively. This amount has been classified as a non-current asset on the Company’s Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash, reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30,	September 30,
	2021	2020

Cash and cash equivalents	$58,590	$68,310
Restricted cash	6,084	5,525
Total cash, cash equivalents and restricted cash	$64,674	$73,835

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

As of September 30, 2021 and 2020, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive:

	September 30,
	2021	2020
Stock options	12,537,858	12,768,881
Series A Convertible Preferred Stock*	97,000	97,000
Series B Convertible Preferred Stock*	2,842,158	3,581,119
2020 ESPP	36,263	—
Restricted stock units	1,160,300	—
	16,673,579	16,447,000

* on an as-converted basis

The effect of potentially dilutive securities would be reflected in diluted earnings per share of common stock by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company's common stock could result in a greater dilutive effect from potentially dilutive securities.

Fair Value Measurements

Under Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, fair value is defined as the price at which an asset could be exchanged, or a liability transferred in a transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied.

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

When quoted market prices are not available for a specific security, the Company estimates the fair value by using quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to, benchmark yields, interest rate curves, reported trades, broker/dealer quotes, and market reference data. Level 2 assets consist of commercial paper and government agency securities. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset.

As of September 30, 2021 and December 31, 2020, the fair value of the Company’s financial assets, which consist of cash equivalents and short and long-term investments classified as available-for-sale securities, that were measured on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of September 30, 2021
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$238,238	$—	$—	$238,238
U.S. government agency securities	—	12,233	—	12,233
Corporate securities	—	43,308	—	43,308
Commercial paper	—	312,325	—	312,325
Money market funds	32,577	—	—	32,577
Total	$270,815	$367,866	$—	$638,681

	Assets at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
US treasury securities	$470,109	$—	$—	$470,109
US government agency securities	91,999	—	—	91,999
Money market funds	49,720	—	—	49,720
Total	$611,828	$—	$—	$611,828

The available-for-sale securities in the Company’s Condensed Consolidated Balance Sheets are as follows (in thousands):

	September 30,	December 31,
	2021	2020

Cash equivalents	$42,575	$49,720
Short-term investments	517,859	562,108
Long-term investments	78,247	—
Cash equivalents and investments total	$638,681	$611,828

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

Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law, and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act, among other things, includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for business entities include a five-year net operating loss carrybacks, suspension of annual deduction limitation of 80% taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and technical correction to allow accelerated deductions for qualified improvement property. The Company evaluated the impact of the CARES Act and determined the impact is immaterial for the three and nine months ended September 30, 2021.

Leases

The Company determines if an arrangement includes a lease at inception. Operating leases are included in its Condensed Consolidated Balance Sheet as Operating lease right-of-use assets and Operating lease liabilities as of September 30, 2021 and December 31, 2020. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses an estimated incremental borrowing rate that is applicable to the Company based on the information available at the later of the lease commencement date or the date of adoption of Accounting Standard Update (“ASU”) No. 2016-02 and ASU No. 2018-10, Leases (together “Topic 842”). The operating lease right-of-use assets also include any lease payments made less lease incentives. The Company’s leases may include options to extend or terminate the lease, which is considered in the lease term when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term. The Company has elected not to apply the recognition requirements of Topic 842 for short-term leases.

For lease agreements entered into after the adoption of Topic 842 that include lease and non-lease components, such components are generally accounted for separately.

Stock-Based Compensation

The Company periodically grants stock options to employees as compensation for services rendered. The Company accounts for all stock-based payment awards made to employees, including the employee stock purchase plans in accordance with the authoritative guidance provided by the Financial Accounting Standards Board (“FASB”) where the value of the award is measured on the date of grant and recognized over the vesting period. In accordance with ASU No. 2018-07, Compensation-Stock Compensation (“Topic 718”), the Company accounts for stock option grants to non-employees in a similar manner as stock option grants to employees except for the term used in the grant date fair value, therefore no longer requiring a re-measurement at the then-current fair values at each reporting date until the shares underlying the options have vested. The non-employee awards that contain a performance condition that affects the quantity or other terms of the award are measured based on the outcome that is probable.

The fair value of the Company's common stock option grants is estimated using a Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected term of the common stock options, and future dividends. The stock-based compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

The Company issues restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) from time to time as part of its share-based compensation programs. The Company measures the compensation cost with respect to RSUs and RSAs issued to employees based upon the estimated fair value of the equity instruments at the date of the grant, which is recognized as an expense over the period during which an employee is required to provide services in exchange for the awards. The fair value of RSUs and RSAs is based on the closing price of the Company’s common stock on the grant date.

Accrued Research and Development Costs

Research and development costs are expensed as incurred. Clinical development costs compose a significant component of research and development costs. The Company has a history of contracting with third parties that perform various clinical trial activities on its behalf. Service agreements with contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”) are recognized as the services are incurred. The Company accrues for expenses resulting from obligations under agreements with its third parties for which the timing of payments does not match the periods over which the materials or services are provided to the Company. Accruals are recorded based on estimates of services received and efforts expended pursuant to agreements established with CROs, CMOs and other outside service providers. These estimates are typically based on contracted amounts applied to the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the services. The Company makes judgements and estimates in determining the accrual balance in each reporting period.

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

Recent Accounting Standards Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for allocating income tax expense or benefit for the year to continuing operations, discontinued operations, other comprehensive income, and other charges or credits recorded directly to stockholders’ equity; the methodology for calculating income tax expense or benefit in an interim period; and recognition of deferred tax liabilities outside basis difference. This ASU became effective for the Company on January 1, 2021; however, the adoption of this new standard did not have a material impact on its condensed consolidated financial statements and related disclosures.

NOTE 3. CASH EQUIVALENTS AND INVESTMENTS

Cash equivalents consist of the following (in thousands):

	September 30,	December 31,
	2021	2020

Cash equivalents	$42,575	$49,720
Cash equivalents total	$42,575	$49,720

Cash equivalents in the tables above exclude cash demand deposits of $16.0 million and $17.6 million as of September 30, 2021 and December 31, 2020, respectively.

The following table summarizes the Company’s investments that are classified as available-for-sale debt securities (in thousands):

	September 30,	December 31,
	2021	2020

Short-term investments	$517,859	$562,108
Long-term investments	78,247	—
Total investments	$596,106	$562,108

The following table summarizes the classification of the Company’s available-for-sale debt securities in its Condensed Consolidated Balance Sheets (in thousands):

	September 30,	December 31,
Investments	2021	2020
U.S. treasury securities	$238,238	$470,109
U.S. government agency securities	12,233	91,999
Corporate securities	43,308	—
Commercial paper	302,327	—
Total investments	$596,106	$562,108

The cost and fair value of investments as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of September 30, 2021	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$238,252	$17	$(31)	$238,238
U.S. government agency securities	12,233	—	—	12,233
Corporate securities	43,325	—	(17)	43,308
Commercial papers	302,303	37	(13)	302,327
Total investments	$596,113	$54	$(61)	$596,106

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2020	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$470,108	$30	$(29)	$470,109
U.S. government agency securities	91,981	20	(2)	91,999
Total investments	$562,089	$50	$(31)	$562,108

The following table summarizes the Company’s available-for-sale debt securities by contractual maturity (in thousands):

	September 30, 2021
	Amortized Cost	Fair Value

Within one year	$517,835	$517,859
One year to two years	78,278	78,247
Total investments	$596,113	$596,106

All available-for-sale securities held as of September 30, 2021 and December 31, 2020 had contractual maturities of less than two years. No significant available-for-sale securities held as of the periods presented have been in a continuous unrealized loss position for more than 12 months. As of September 30, 2021, unrealized losses on available-for-sale investments are not attributed to credit risk. The Company determined that it has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. To date, the Company has not recorded any impairment charges on its marketable securities.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Lab equipment	$12,051	$4,656
Leasehold improvements	57,817	2,573
Computer equipment	1,163	270
Computer software	674	—
Office furniture and equipment	1,244	480
Machinery and equipment	82	—
Construction in progress	22,347	56,758
Total property and equipment, cost	95,378	64,737
Less: Accumulated depreciation and amortization	(7,344)	(5,578)
Property and equipment, net	$88,034	$59,159

Depreciation expense for the three months ended September 30, 2021 and 2020, was $1.0 million and $0.3 million, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $1.8 million and $0.8 million, respectively. During the three months ended September 30, 2021, the Company placed $62.3 million of assets related to the iCTC in service and initiated depreciation of these assets. The depreciation expense related to these assets for the three and nine months ended September 30, 2021 was $0.7 million.

NOTE 5. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2021	2020

Clinical related	$12,577	$15,661
Accrued payroll and employee related expenses	15,167	9,032
R&D manufacturing related	9,108	3,266
Facilities related	5,082	4,342
Legal and related services	1,671	1,061
Accrued other	2,364	1,712
Total accrued expenses	$45,969	$35,074

NOTE 6. STOCKHOLDERS’ EQUITY

Common Stock

The Company’s certificate of incorporation, as amended, authorizes the issuance of up to 300,000,000 shares of the Company’s common stock, par value $0.000041666. As of September 30, 2021, 156,702,653 shares of the Company’s common stock were issued and outstanding.

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

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock. As of September 30, 2021, 17,000 shares were designated as Series A Convertible Preferred Stock (“Series A Convertible Preferred Stock”) and 11,500,000 shares were designated as Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock”).

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

The Series A Convertible Preferred Stock may, at the option of each investor, be converted into fully paid and non-assessable shares of common stock. The holders of shares of Series A Convertible Preferred Stock do not have the right to vote on matters that come before the Company’s stockholders. In the event of any dissolution or winding up of the Company, proceeds shall be paid pari passu among the holders of common stock and preferred stock, pro rata based on the number of shares held by each holder. The Company may not declare, pay, or set aside any dividends on shares of capital stock of the Company (other than dividends on shares of common stock payable in shares of common stock) unless the holders of the Series A Convertible Preferred Stock shall first receive an equal dividend on each outstanding share of Series A Convertible Preferred Stock.

No shares of Series A Convertible Preferred Stock were converted during the nine months ended September 30, 2021 or 2020. As of September 30, 2021, and December 31, 2020, 194 shares of Series A Convertible Preferred Stock (that are convertible into 97,000 shares of common stock) remained outstanding.

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

The Series B Convertible Preferred Stock may, at the option of each investor, be converted into fully paid and non-assessable shares of common stock. The holders of shares of Series B Convertible Preferred Stock do not have the right to vote on matters that come before the Company's stockholders. In the event of any dissolution or winding up of the Company, proceeds shall be paid pari passu among the holders of common stock and preferred stock, pro rata based on the number of shares held by each holder. Holders of Series B Convertible Preferred Stock are entitled to dividends on an as-if-converted basis in the same form as any dividends actually paid on shares of the Series A Convertible Preferred Stock or the Company’s common stock. So long as any Series B Convertible Preferred Stock remains outstanding, the Company may not redeem, purchase, or otherwise acquire any material amount of the Series A Convertible Preferred Stock or any securities junior to the Series B Convertible Preferred Stock.

During the nine months ended September 30, 2021, a total of 738,961 of Series B Convertible Preferred Stock were converted into 738,961 shares of common stock. No shares of Series B Convertible Preferred Stock were converted during the nine months ended September 30, 2020. As of September 30, 2021, and December 31, 2020, 2,842,158 and 3,581,119 shares of Series B Preferred Stock (that are convertible into 2,842,158 and 3,581,119 shares of common stock) remained outstanding, respectively.

At the Market Offering Program

On February 8, 2021, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) with respect to an “at the market” offering program, under which the Company may, from time to time, in its sole discretion, issue and sell through Jefferies, acting as sales agent, up to $350.0 million of shares of the Company’s common stock (the “Common Shares”). The issuance and sale, if any, of the Common Shares by the Company under the Sales Agreement will be made pursuant to a prospectus supplement, dated February 8, 2021, to the Company’s Registration Statement on Form S-3ASR, which became effective immediately upon filing with the Securities and Exchange Commission on May 27, 2020.

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

For the nine months ended September 30, 2021, the Company received approximately $203.2 million in net proceeds, net of offering costs, through the sale of 6,474,099 shares of its common stock through the Sales Agreement at a weighted average price per share of $32.12, respectively. No sales were made pursuant to the Sales Agreement during the three months ended September 30, 2021.

NOTE 7. STOCK BASED COMPENSATION

Equity Incentive Plans

On October 14, 2011, the Company’s Board of Directors (the “Board”) adopted the 2011 Equity Incentive Plan (the “2011 Plan”). Employees, directors, consultants, and advisors of the Company are eligible to participate in the 2011 Plan. The 2011 Plan initially had 180,000 shares of common stock reserved for issuance in the form of incentive stock options, non-qualified options, common stock, and grant appreciation rights. The 2011 Plan was not approved by the Company’s stockholders within the required one-year period following its adoption and, accordingly, no incentive stock options can be granted under that plan. In August 2013, the Board and a majority of the Company’s stockholders approved an amendment to increase the number of shares available under the 2011 Plan from 180,000 shares to 1,700,000 shares, and an amendment to increase the number options or other awards that can be granted to any one person during a twelve (12) month period from 50,000 shares to 300,000 shares. The foregoing amendment to the 2011 Plan became effective in September 2013. On August 20, 2014, the Board amended the 2011 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2011 Plan from 1,700,000 to 1,900,000 shares, effective immediately. As of September 30, 2021, 11,240 shares were available for future grant under the 2011 Plan. Per the terms of the 2011 Plan, no equity awards may be granted under the 2011 Plan after the ten-year anniversary of the plan’s adoption by the Board.

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

On August 16, 2016, the Company’s stockholders approved an increase in the total number of shares that can be issued under the 2014 Plan to 9,000,000 shares of the Company’s common stock. As of September 30, 2021, 80,551 shares were available for grant under the 2014 Plan.

On April 22, 2018, the Board adopted the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan was approved by the Company’s stockholders at the annual meeting of stockholders held in June 2018. The 2018 Plan as approved by the stockholders authorized the issuance up to an aggregate of 6,000,000 shares of common stock reserved for issuance in the form of incentive (qualified) stock options, non-qualified options, common stock, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards, or any combination of the foregoing. On June 8, 2020, the Company's stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2018 Plan from 6,000,000 to 14,000,000 shares, which became effective immediately. As of September 30, 2021, 3,792,680 shares of common stock were available for grant under the 2018 Plan.

On September 22, 2021, the Board adopted the Iovance Biotherapeutics, Inc. 2021 Inducement Plan (the “2021 Inducement Plan”). The 2021 Inducement Plan provides for the grant of non-qualified options, common stock, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards, or any combination of the foregoing. The 2021 Inducement Plan was recommended for approval by the Compensation Committee of the Board (the “Compensation Committee”), and subsequently approved and adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq listing rules.

The Board has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the 2021 Inducement Plan, and the 2021 Inducement Plan will be administered by the Compensation Committee. In accordance with Rule 5635(c)(4) of the Nasdaq listing rules, equity awards under the 2021 Inducement Plan may only be made to an employee if such employee is granted such equity awards in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. In addition, awards under the 2021 Inducement Plan may only be made to employees who have not previously been an employee or member of the Board (or any parent or subsidiary of the Company) or following a bona fide period of non-employment of the employee by the Company (or a parent or subsidiary of the Company). As of September 30, 2021, 1,000,000 shares of common stock were available for grant under the Inducement Plan.

Stock Options

A summary of the stock option activity during the nine months ended September 30, 2021, is presented in the following table:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contract	Value
	Options	Price	Life	(in thousands)
Outstanding as of December 31, 2020	12,615,638	$18.08
Granted	5,023,599	39.82
Exercised	(2,559,361)	11.72
Expired/Forfeited	(2,542,018)	32.20
Outstanding and vested as of September 30, 2021	12,537,858	$25.22	7.70	$65,954

Options exercisable as of September 30, 2021	6,233,363	$15.74	6.34	$60,233

The aggregate intrinsic value in the table above reflects the total pre-tax intrinsic value (calculated as the difference between the Company’s closing stock price on the last trading day of the quarter ended September 30, 2021 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2021. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

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

The compensation expenses related to the 2020 ESPP for the three and nine months ended September 30, 2021 were $0.2 million and $1.0 million, respectively. No compensation expenses related to the 2020 ESPP were recognized for the same periods in 2020. As of September 30, 2021, 55,315 shares were issued under the 2020 ESPP and there was $0.1 million of unrecognized compensation cost associated with the 2020 ESPP, which will be recognized over the remaining 2.3 months.

Restricted Stock Units

On June 1, 2016, the Company entered into an RSU agreement with the Company’s former Chief Executive Officer, Maria Fardis, Ph.D., M.B.A., pursuant to which the Company granted Dr. Fardis 550,000 non-transferrable RSUs at a fair market value price of $5.87 per share as an inducement to her employment pursuant to the exception to The Nasdaq Global Market rules that generally require stockholder approval of equity incentive plans. The 550,000 RSUs vested in installments as follows: (i) 137,500 restricted stock units vested upon the first anniversary of the effective date of Dr. Fardis’ employment agreement; (ii) 275,000 restricted stock units vested upon the satisfaction of certain clinical trial milestones; and (iii) 137,500 restricted stock units vested in equal monthly installments over the 36-month period following the first anniversary of the effective date of Dr. Fardis’ employment. These RSUs were fully vested as of June 1, 2020 and no RSUs associated with this agreement were outstanding as of September 30, 2021 or December 31, 2020.

In June 2021, under the terms of the 2018 Plan, the Company granted 1,253,540 RSUs to its executives and employees. The awards are time-based, and each award has one of two vesting conditions. For some RSU awards, 100% of the RSUs will vest on the first anniversary of the grant date, and for others, 50% of the RSUs will vest on the first anniversary of the grant date with the remaining 50% vesting on December 31, 2022, assuming all time-based conditions are achieved.

A summary of the RSU activity during the nine months ended September 30, 2021 is presented in the following table:

		Weighted
	Number	Average
	of	Grant Date
	RSUs	Fair Value
Outstanding, non-vested as of December 31, 2020	—	$—
Granted	1,253,540	23.87
Vested	—	—
Canceled/Forfeited	(93,240)	23.87
Outstanding, non-vested as of September 30, 2021	1,160,300	$23.87

As of September 30, 2021, there was $20.8 million of related unrecognized compensation cost associated with RSUs, which the Company expects to recognize over a remaining weighted-average period of 0.88 years. The aggregate intrinsic value of the nonvested RSUs outstanding as of September 30, 2021 was $28.6 million.

Stock-Based Compensation

Total stock-based compensation expenses related to all of the Company’s stock-based awards were recorded on the Statements of Operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development	$11,504	$5,282	$29,291	$15,065
General and administrative	7,802	5,424	21,370	15,590
Total stock-based compensation expenses	$19,306	$10,706	$50,661	$30,655

Total stock-based compensation expense by type of award was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock option expenses	$13,339	$10,706	$42,782	$30,543
Restricted stock unit expenses	5,788	—	6,887	112
2020 ESPP expenses	179	—	992	—
Total stock-based compensation expenses	$19,306	$10,706	$50,661	$30,655

As of September 30, 2021, there was $105.1 million of total unrecognized compensation expense related to the options to be recognized over a weighted average period of 1.93 years.

The weighted average grant date fair value for employee options granted under the Company’s stock option plans during the nine months ended September 30, 2021 and 2020 was $23.29 and $16.37 per option, respectively.

NOTE 8. LICENSES AND AGREEMENTS

National Institutes of Health (the “NIH”) and the National Cancer Institute (the “NCI”)

Cooperative Research and Development Agreement (the “CRADA”)

In August 2011, the Company signed the CRADA for a five-year term with the NCI to work with Dr. Steven Rosenberg on developing TIL therapies that are designed to destroy metastatic melanoma cells.

In January 2015, the Company executed an amendment to the CRADA to include four new indications. As amended, in addition to metastatic melanoma, the CRADA included the development of TIL therapy for the treatment of patients with bladder, lung, triple-negative breast, and cancers associated with Human Papilloma Virus (“HPV”).

In August 2016, the NCI and the Company entered into a second amendment to the CRADA. The principal changes effected by the second amendment included (i) extending the term of the CRADA by another five years to August 2021, and (ii) modifying the focus on the development of unmodified TIL as a stand-alone therapy or in combination with products licensed by the U.S. Food and Drug Administration (the “FDA”) and commercially available reagents routinely used for adoptive cell therapy. The parties have continued the development of improved methods for the generation and selection of TIL with anti-tumor reactivity in metastatic melanoma, bladder, lung, breast, and HPV-associated cancers.

In August 2021, the NCI and the Company entered into a third amendment to the CRADA. The third amendment, among other things, extended the term of the CRADA by three years to August 2024.

Pursuant to the terms of the CRADA, as amended, the Company is required to make quarterly payments of $0.5 million to the NCI for support of research activities. To the extent the Company licenses patent rights relating to a TIL-based product candidate, the Company will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, the Company may be required to supply certain test articles, including TIL grown and processed under cGMP conditions and suitable for use in clinical trials, where the Company holds the investigational new drug application for such clinical trial. The extended CRADA has a three-year term expiring in August 2024. The Company or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. The Company recorded costs associated with the CRADA of $0.5 million for the three months ended September 30, 2021 and 2020, and $1.5 million for the nine months ended September 30, 2021 and 2020 respectively, as research and development expenses.

Patent License Agreement Related to the Development and Manufacture of TIL

Effective October 5, 2011, the Company entered into an Exclusive Patent License Agreement (the “Patent License Agreement”) with the NIH, an agency of the U.S. Public Health Service within the Department of Health and Human Services, which was subsequently amended on February 9, 2015 and October 2, 2015. Pursuant to the Patent License Agreement, as amended, the NIH granted the Company licenses, including exclusive, co-exclusive, and non-exclusive licenses, to certain technologies relating to autologous TIL adoptive cell therapy products for the treatment of metastatic melanoma, lung, breast, bladder, and HPV-positive cancers (the “Indications”). The Patent License Agreement required the Company to pay royalties based on a percentage of net sales (which percentage is in the mid-single digits), a percentage of revenues from sublicensing arrangements, and lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the Indications and other direct costs incurred by the NIH pursuant to the agreement.

Effective May 6, 2021, the Company entered into an Amended and Restated Patent License Agreement with NIH (the “Amended and Restated Patent License Agreement”), which includes the grant of additional exclusive, worldwide patent rights in the Indications to cytokine-tethered TIL technology, and expands the non-exclusive, worldwide field of use to all cancers. The Amended and Restated Patent License Agreement requires the Company to pay royalties based on a percentage of net sales in jurisdictions where patent rights exist, which percentage can fall into a tier that may be less than one percent to mid-single digits depending upon certain events, including the exclusivity of the rights, and a percentage of revenues from sublicensing arrangements, and the Company expects lower overall royalty payments as a result. The Company also agreed to potential milestone payments on the achievement of certain clinical, regulatory, and commercial sales milestones for each of the Indications and other direct costs incurred by the NIH pursuant to the Amended and Restated Patent License Agreement. The Company anticipates making a milestone payment in the low single-digit millions of dollars in conjunction with the approval of a Biologics License Application for any of its product candidates covered by the Amended and Restated Patent License Agreement. The term of the Amended and Restated Patent License Agreement continues until the expiry of the last-to-expire patent rights licensed thereunder, and the agreement contains standard termination provisions.

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

H. Lee Moffitt Cancer Center

Research Collaboration and Clinical Grant Agreements with Moffitt

In December 2016, the Company entered into a three-year Sponsored Research Agreement with H. Lee Moffitt Cancer Center (“Moffitt”) which expired in December 2019. In June 2020, the Company entered into a new Sponsored Research Agreement with Moffitt, with a term that ends either upon completion of the research thereunder or on July 1, 2022, whichever is sooner, and under which immaterial payments will be made to Moffitt in connection with the research services thereunder. At the same time, the Company entered into a clinical grant agreement with Moffitt to support an ongoing clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with metastatic melanoma. In June 2017, the Company entered into a second clinical grant agreement with Moffitt to support a new clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with non-small cell lung cancer, under which the Company obtained a non-exclusive, royalty-free license to any new Moffitt inventions made in the performance of the agreement. Under both clinical grant agreements with Moffit, the Company has non-exclusive rights to clinical data arising from the respective clinical trials. The Company recorded a de minimis amount and $0.1 million of research and development costs of for the three months ended September 30, 2021 and 2020 respectively, and $0.3 million for the nine months ended September 30, 2021 and $0.5 million for the nine months ended September 30, 2020, respectively, in connection with the research collaboration and clinical grant agreements with Moffitt.

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

Pursuant to the First Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million. A patent issuance fee will also be payable under the First Moffitt License, upon the issuance of the first U.S. patent covering the subject technology. In addition, the Company agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales (which percentage is in the low single digits) and sublicensing payments, as applicable, and annual minimum royalties beginning with the first sale of products based on the licensed technologies, which minimum royalties will be credited against the percentage royalty payments otherwise payable in that year. The Company will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the First Moffitt License related to the treatment of any cancers in the U.S., Europe, and Japan and in other countries designated by the Company in agreement with Moffitt. No expenses were recorded for the First Moffitt License for the three and nine months ended September 30, 2021 and 2020.

The Company entered into a license agreement with Moffitt effective as of May 7, 2018 (the “Second Moffitt License”), under which the Company received an exclusive license to Moffitt’s rights to patent-pending technologies related to the use of 4-1BB agonists in conjunction with TIL manufacturing processes and therapies. Pursuant to the Second Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million in 2018. An annual license maintenance fee is also payable commencing on the first anniversary of the effective date. In addition, the Company agreed to pay an annual commercial use payment for each indication for which a first sale has occurred. The Company subsequently exercised its option to exclusively license Moffitt’s rights to patent pending technologies related to the use of tumor digests in conjunction with TIL manufacturing processes and therapies, and the Company and Moffitt amended and restated the Second Moffitt License in October 2021 (the “Amended & Restated Second Moffitt License”) to include these rights. Pursuant to the Amended & Restated Second Moffitt License, the Company is obligated to pay an upfront licensing fee in the amount of $0.2 million in 2021. In addition, the Company agreed to pay an annual commercial use payment for each indication for which a first sale has occurred for products relating to the use of 4-1BB agonists and for products relating to the use of tumor digests. The Company recorded a de minimis amount for the three months ended September 30, 2021 and 2020, respectively, and a de minimis amount for the nine months ended September 30, 2021 and 2020, respectively, as research and development expenses in connection with the Second Moffit License.

M.D. Anderson Cancer Center

Strategic Alliance Agreement

On April 17, 2017, the Company entered into a Strategic Alliance Agreement (the “SAA”) with M.D. Anderson Cancer Center (“MDACC”) under which the Company and MDACC agreed to conduct clinical and preclinical research studies. The Company agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA. In return, the Company acquired all rights to inventions resulting from the studies and has been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of MDACC reasonably necessary to exploit, including the commercialization thereof. The Company has also been granted certain rights in clinical data generated by MDACC outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt by the Company of all deliverables due from MDACC thereunder. The Company recorded $0.1 million and $0.3 million expenses associated with the MDACC SAA for the three months ended September 30, 2021 and 2020, respectively, and $0.2 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively, as research and development expenses.

WuXi Apptec, Inc.

In November 2016, the Company entered into a three-year manufacturing and services agreement (“MSA”) with WuXi AppTec, Inc. (“WuXi”) pursuant to which WuXi agreed to provide manufacturing and other services, which has since been amended and assigned to its subsidiary Iovance Biotherapeutics Manufacturing LLC. Under the agreement, the Company entered into two statements of work for two cGMP manufacturing suites to be established and operated by WuXi for the Company, both suites are expected to be capable of being used for the commercial manufacture of its products. The statements of work for the first suite were amended in 2019, September 2020 and February 2021, and the statement of work for the second suite was amended in 2019. The statements of work for the facility include a fixed component to reserve a dedicated suite and a trained work force, and a variable component, mainly materials and testing used during the manufacturing processes. Both statements of work provide for adjustments to the targeted production capacity levels and the corresponding fixed fees upon written notice from the Company of 30 days and 90 days for the first and second suites, respectively. The terms of the related statements of work for the first suite currently extends to February 2022 and the terms of the second manufacturing suite were extended to December 2022.

The Company recorded costs associated with agreements with WuXi of $4.5 million and $2.8 million for the three months ended September 30, 2021 and 2020, respectively, and $12.7 million and $16.2 million for the nine months ended September 30, 2021 and 2020, respectively, as research and development expenses.

Cellectis S.A.

On January 12, 2020, the Company entered into a research collaboration and exclusive worldwide license agreement whereby the Company will license gene-editing technology from Cellectis S.A. ("Cellectis"), a clinical-stage biopharmaceutical company, to develop TIL therapies that have been genetically edited. Financial terms of the license include development, regulatory and sales milestone payments from the Company to Cellectis, as well as royalty payments based on net sales of TALEN-modified TIL products. The Company recorded costs associated with agreements with Cellectis of $0.1 million for the three months ended September 30, 2021 and 2020 and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively, as research and development expenses.

Novartis Pharma AG

On January 12, 2020, the Company obtained a license from Novartis Pharma AG (“Novartis”) to develop and commercialize an antibody cytokine engrafted protein, which the Company refers to as IOV-3001. Under the agreement, the Company has paid an upfront payment to Novartis and may pay future milestones related to initiation of patient dosing in various phases of clinical development for IOV-3001 and approval of the product in the U.S, EU, and Japan. Novartis is also entitled to low-to-mid single digit percentage royalties from commercial sales of the product. No expenses were recorded for the three and nine months ended September 30, 2021. The Company recorded costs associated with the license agreement from Novartis of $10.0 million as research and development expenses for the nine months ended September 30, 2020.

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

Solomon Capital, LLC. On April 8, 2016, a lawsuit (“the First Solomon Suit”) titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Lion Biotechnologies, Inc. was filed by Solomon Capital, LLC, Solomon Capital 401(k) Trust, Solomon Sharbat and Shelhav Raff (“Solomon Plaintiffs”) against the Company in the Supreme Court of the State of New York, County of New York (index no. 651881/2016). The Solomon Plaintiffs allege that, between June and November 2012, they provided to the Company $0.1 million and that they advanced and paid on behalf of the Company an additional $0.2 million. The complaint further alleges that the Company agreed to (i) provide them with promissory notes totaling $0.2 million, plus interest, (ii) issue a total of 1,110 shares to the Solomon Plaintiffs (after the 1-for-100 reverse split of the Company’s common stock effected in March 2013) (the “Equity Claim”), and (iii) allow the Solomon Plaintiffs to convert the foregoing funds into its securities in the next financing of the Company on the same terms offered to other investors, which Solomon Plaintiffs allege, should have given them the right to convert their advances and payments into shares of the Company's common stock in the restructuring that took effect in May 2013. Based on the foregoing, the Solomon Plaintiffs allege causes for breach of contract and unjust enrichment and demand judgment against the Company in an unspecified amount exceeding $1.5 million, plus interest. On June 3, 2016, the Company filed an answer and counterclaims in the lawsuits. The Company has asserted counterclaims for fraudulent inducement, fraudulent misrepresentation, fraudulent concealment, breach of fiduciary duty, and breach of contract, alleging principally that the counterclaim defendants misrepresented their qualifications and failed to disclose that Solomon Sharbat was the subject of an investigation by the Financial Industry Regulatory Authority (“FINRA”) that resulted in the loss of his FINRA license. In its counterclaims, the Company is seeking damages in an amount exceeding $0.5 million and an order rescinding any and all agreements that the Solomon Plaintiffs contend entitled them to obtain shares of Company stock. On May 12, 2020, the court granted the Company’s motion for summary judgment limiting the Solomon Plaintiffs’ damages for the Equity Claim to $47,420. The Solomon Plaintiffs filed a notice of appeal of this summary judgment on June 9, 2020. On July 2, 2020, the court granted the Company’s motion to dismiss the First Solomon Suit for want of prosecution. On January 4, 2021, the court granted the Solomon Plaintiffs motion for reconsideration, and reinstituted the case. On January 15, 2021, the Company filed a notice of appeal of the court’s grant of the Solomon Plaintiffs motion for reconsideration. On May 11, 2021, the Appellate Division upheld the court’s grant of the Solomon Plaintiffs’ motion for reconsideration of the dismissal of the First Solomon Suit for want of prosecution.

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

The 120-month term of the New Headquarters Lease is expected to commence in late 2021. Minimum rental payments under the New Headquarters Lease total $36.5 million, which does not include rental payments related to the Company’s one-time option to extend for an additional five years. In addition, the lessor provides for a tenant improvement allowance of up to $8.2 million, which is expected to be fully utilized. The tenant improvement allowance of $8.2 million was recorded as a reduction of Operating lease liabilities - noncurrent in the Condensed Consolidated Balance Sheets as of September 30, 2021. As of September 30, 2021, the Company recognized a $17.0 million right-of-use asset and a $16.7 million lease liability on its Consolidated Balance Sheets as of September 30, 2021 for the New Headquarters Lease, as the Company has obtained control over the use of the Headquarters Premises.

San Carlos Existing Headquarters Leases

On August 4, 2016, the Company entered into an agreement with Hudson Skyway Landing, LLC (the “Suite 150 Lease”) to lease 8,733 square feet of space for its corporate headquarters on the first floor of the building located at 999 Skyway Road, San Carlos, California commonly known as Skyway Landing II. The term of the Lease was 54 months beginning on the commencement date and expired in April 2021. Monthly lease payments were approximately $38,000.

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

Under the Suite 100 and Suite 125 Second Amendment, the Company extended the Amended Lease which expired on April 30, 2021, to December 31, 2021. The Company’s monthly base rent under the Suite 100 and Suite 125 Second Amendment will be approximately $103,000. The Company is also responsible for paying its portion of operating expenses and real estate taxes. The

Company has an option to extend the expiration of the Suite 100 and Suite 125 Second Amendment for one month or nine months, at its discretion, by providing notice as specified in the Suite 100 and Suite 125 Second Amendment. On September 1, 2021, the Company entered into an agreement to extend the lease term to January 31, 2022 for approximately $106,300 a month.

Under the Suite 150 First Amendment, the Company extended the Suite 150 Lease, which also expired on April 30, 2021, to December 31, 2021. The Company’s monthly base rent under the Suite 150 First Amendment is approximately $44,000. The Company is also responsible for paying its portion of operating expenses and real estate taxes. The Company has an option to extend the expiration of the Suite 150 First Amendment for one month or nine months, at its discretion, by providing notice as specified in the Suite 150 First Amendment. On September 1, 2021, the Company entered into an agreement to extend the lease term to January 31, 2022 for approximately $46,000 a month.

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

In June 2020, the Company amended the lease agreement to further increase the rentable space to 13,139 square feet and extend the lease term to September 30, 2025 for approximately $34,500 a month.

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

On September 1, 2021, the Company entered into an agreement to extend the lease term for additional three years to July 31, 2025 for approximately $11,900 a month, effective as of June 1, 2022, subject to annual increases of 2.5%.

On August 1, 2020, the Company entered into an agreement to lease approximately 2,965 square feet of a training facility space in Philadelphia, Pennsylvania for a twelve-month term at a rate of approximately $6,500 per month. On August 9, 2021, the lease terminated.

Commercial Manufacturing Facility Agreement

On May 28, 2019, the Company entered into a lease agreement with 300 Rouse Boulevard, LLC (the “Commercial Manufacturing Facility Lease”) for a build-to-suit commercial manufacturing facility, laboratories, and offices located in Philadelphia, Pennsylvania. Under the Commercial Manufacturing Facility Lease, the Company leases approximately 136,000 rentable square feet of space in a building located at 300 Rouse Boulevard, Philadelphia, Pennsylvania known as its Iovance Cell Therapy Center or iCTC. The construction of the iCTC began in July 2019 and has been substantially completed. The construction of tenant improvements in the commercial manufacturing facility was completed in the third quarter of 2021, and therefore approximately $62.3 million of assets were placed in service.

The Company determined the commencement date of the Commercial Manufacturing Lease to be October 7, 2020 in accordance with Topic 842 when its landlord made the Premise available for the Company’s use and the Company obtained control over the use of the iCTC. The Commercial Manufacturing Facility Lease includes an option to extend the term of the lease by giving the landlord prior written notice thereof at least 18 months in advance of the expiration date, exercisable under certain conditions as described in the Commercial Manufacturing Facility Lease, such that the overall term, when added to the initial term, shall be 359 months. In determining the lease term, the Company did not include the periods covered by the option to extend the lease as it determined that it is not reasonably certain that the Company will exercise such option. Upon the commencement date, the Company recognized operating lease liabilities and right-of-use assets of $41.3 million and $45.7 million, respectively.

The Company’s monthly base rent under the Lease will be approximately $320,000, subject to an annual increase of 2% for the first ten years, and an annual increase of the greater of 2% or 75% of the average ten-year consumer price index. The Company is also responsible for paying operating expenses, which are expected to be approximately $72,000 per month in 2021.

Manufacturing Contracts

The Company uses contract manufacturing organizations (collectively the “CMOs” and each a “CMO”) to manufacture and supply TILs for clinical and commercial purposes. The CMO contractual obligations consist of the use of manufacturing facilities and minimum fixed commitment fees, such as personnel, general support fees, and minimum production or material fees. In addition to the minimum fixed commitment fees, the CMO contractual obligations include variable costs such as production and material costs in excess of the minimum quantity specified in each CMO agreement. During the term of each CMO agreement, the Company has access to and control of the use of a dedicated suite in each of the CMOs’ facilities for manufacturing activities. In conjunction with the adoption of Topic 842 on January 1, 2019, the Company reevaluated all its material contracts it has, to determine whether they contain a lease under Topic 840. An arrangement is considered a lease or contains a lease if an underlying asset is explicitly or implicitly identified and use of the asset is controlled by the customer. Based on this evaluation, the Company concluded that all its contracts with CMOs contained embedded operating leases because the suites used for its production are implicitly identified, is only used by the Company exclusively during the contractual term of the arrangements, and the CMOs have no substantive contractual rights to substitute the facilities used by the Company. Further, the Company controls the use of the facilities by obtaining all the economic benefits from the use of the facilities and direct the use of the facilities throughout the period of use. The terms of the CMO contracts include options to terminate the lease with an advance notice of five to six months. The termination clauses and extension clauses are included in the calculation of the lease term for each of the CMOs when it is reasonably certain that it will not exercise such options.

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

The balance sheet classification of the Company’s right-of-use asset and lease liabilities was as follows (in thousands):

	September 30, 2021	December 31, 2020
Operating lease right-of-use assets	$72,423	$54,756
Operating lease liabilities
Current portion included in current liabilities	6,616	6,284
Long-term portion included in non-current liabilities	64,729	45,375
Total operating lease liabilities	$71,345	$51,659

The following table summarizes components of lease expenses, which were included in Total costs and expenses in the Company’s Condensed Consolidated Statement of Operations, and other information related to its operating leases as follows (in thousands except weighted-average remaining lease terms and discount rates):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Operating lease cost	$4,053	$1,652	$10,831	$5,361
Variable lease cost	1,484	1,702	3,772	4,333
Short-term lease cost	26	26	101	57
Total lease cost	$5,563	$3,380	$14,704	$9,751

Other information

Cash paid for amounts included in the measurement of lease liabilities included in operating cashflows	$3,605	$1,893	$8,439	$5,995
Right-of-use assets obtained from entering new leases	$16,999	$4,667	$17,617	$4,667
Increase in right-of-use assets from lease modifications	$5,853	$206	$7,796	$534
Weighted-average remaining lease terms (years)			15.25	1.71
Weighted-average discount rates			7.2%	7.5%

Variable lease cost is determined based on performance or usage in accordance with the contractual agreements, and not based on an index or rate.

As of September 30, 2021, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

		CMO
	Facility	embedded
	leases	leases	Total
Remainder of 2021	$1,542	$2,150	$3,692
2022	5,401	4,091	9,492
2023	8,006	—	8,006
2024	8,206	—	8,206
2025	8,107	—	8,107
Thereafter	99,931	—	99,931
Total lease payments	$131,193	$6,241	$137,434
Less: Present value adjustment	(65,908)	(181)	(66,089)
Operating lease liabilities	$65,285	$6,060	$71,345

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of Topic 842 or the date of lease modifications.

NOTE 11. LONG-TERM NOTE PAYABLE

On January 26, 2021, the Company entered into a Loan Note and accompanying Economic Stimulus Program Loan Agreement with PIDC – Local Development Corporation, a Pennsylvania nonprofit corporation (the “Lender”), pursuant to which the Lender agreed to make a loan (the “Job Creation Loan”) to the Company in a principal amount of $1.0 million. The Job Creation Loan will be for a term of five years starting on February 18, 2021, the date of the issuance of a final certificate of occupancy for the Company’s leased premises in Philadelphia, Pennsylvania. The Job Creation Loan is unsecured, bears no interest, and will be forgiven by the Lender in the amount of $2,000 per full-time or “full time equivalent” (defined as two or more part time employees whose working hours total at least 35 hours a week) employee with an average salary of at least $80,000 (“FT Employees”), up to a maximum amount equal to the amount of the Job Creation Loan, as calculated based on the average number of FT Employees employed at the Company’s premises during the period of the 5-year term beginning on the date that is nine months prior to the maturity date and ending on the maturity date. If the Job Creation Loan is not forgiven in full by the maturity date, the remaining balance of the loan not forgiven will become payable on the maturity date. The Loan Note includes customary events of default. Upon the occurrence of an event of default, the Lender will have the right to exercise remedies against the Company, including the right to require immediate payment of all amounts due under the Loan Note.

The Company concluded that it is not reasonably assured that all or a portion of the loan will be forgiven as of September 30, 2021, and therefore accounted for the Job Creation Loan as debt in accordance with ASC Topic 470, Debt, as opposed to an in-substance government grant, and classified as a long-term debt in its Condensed Consolidated Balance Sheets as of September 30, 2021.

NOTE 12. RELATED PARTY TRANSACTIONS

On September 14, 2017, the Company entered into a three-year consulting agreement with Iain Dukes, D. Phil, the Chairman of the Board. As compensation for his consulting services, the Company granted Dr. Dukes a stock option to purchase up to 150,000 shares of the Company’s common stock, at an exercise price of $7.30 per share. Under the consulting agreement, Dr. Dukes agreed to provide the Company with services regarding business development opportunities, licensing transactions and technology acquisitions by the Company, and any such strategic initiatives appropriate for the Company that Dr. Dukes may identify. The granted stock options vest in 12 quarterly installments (with 1/12th of the option shares having vested on the date of grant). The vesting of the granted stock options will accelerate, and the entire award will become fully vested upon the closing of a significant licensing transaction, a material product acquisition, a material strategic transaction, or upon a change of control transaction. This stock option was fully vested in September 2020. No expense was recognized for the three and nine months ended September 30, 2021 related to this consulting agreement. The Company recognized zero and $0.2 million in stock-based compensation expense related to this consulting agreement for the three and nine months ended September 30, 2020, respectively.

NOTE 13. INCOME TAXES

The Company did not record income tax expenses for the three and nine months ended September 30, 2021 and 2020, respectively as the Company expected to be in a taxable loss position in 2021 and 2020, and the net deferred tax assets are fully offset by a valuation allowance as it is not more likely than not that the benefit will be realized.  Therefore, the Company’s effective tax rate was 0.0%, for the three and nine months ended September 30, 2021 and 2020, respectively.  As of September 30, 2021, the Company remains in a cumulative book loss position and does not have sufficient positive evidence to realize its net deferred tax assets. As such, the Company continues to maintain a full valuation allowance against its net deferred tax assets.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The management’s discussion and analysis of our financial condition as of September 30, 2021 and results of operations for the three and nine months ended September 30, 2021, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2020 which was filed with the Securities and Exchange Commission, or SEC, on February 25, 2021. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Business” section of our Annual Report on Form 10-K and elsewhere in this report and other reports we file with the SEC. We use words such as “may,” “will,” “might,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “aim,” “potential,” “continue,” “ongoing,” “goal,” “forecast,” “guidance,” “outlook,” or the negative of these terms or other similar expressions to identify forward-looking statements, although not all forward-looking statements contain these words. All forward-looking statements included in this report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Iovance,” “we,” “us” and “our” refer to Iovance Biotherapeutics, Inc. and our subsidiaries.

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of cell therapies as novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to eradicate cancer cells. Tumor-infiltrating lymphocyte, or TIL, therapy is an autologous, polyclonal cell therapy platform technology that was originally developed by the National Cancer Institute, or NCI, which conducted initial clinical trials of this therapy in diseases such as metastatic melanoma and cervical cancer. We have developed a new, shorter TIL manufacturing process known as Gen 2, which yields a cryopreserved TIL product. This centralized, proprietary, and scalable manufacturing method is being investigated in multiple indications. Our lead product candidates include lifileucel for metastatic melanoma and metastatic cervical cancer. In addition to metastatic melanoma and metastatic cervical cancer, we are investigating the effectiveness and safety of TIL therapy for the treatment of head and neck squamous cell carcinoma, or HNSCC, non-small cell lung cancer, or NSCLC. We are investigating peripheral blood lymphocyte, or PBL, therapy for patients with relapsed or refractory chronic lymphocytic leukemia, or CLL, and small lymphocytic lymphoma, or SLL, through our sponsored trials. We are also investigating the potential for TIL therapy in other oncology indications through academic collaborations with leading cancer research centers.

Our current product candidate pipeline is summarized in the figure below:

TIL as Monotherapy in Metastatic Solid Tumor Cancers

We have investigated TIL as a monotherapy in metastatic melanoma, cervical cancer, HNSCC and NSCLC. We are conducting a Phase 2 clinical trial, C-144-01, of our lead TIL product candidate, lifileucel, for the treatment of metastatic melanoma. This multicenter pivotal trial enrolled melanoma patients with disease progression following treatment with at least one systemic therapy, including a PD-1 inhibitor and, if BRAF mutated, a BRAF inhibitor, or a combination of BRAF and MEK inhibitors. Cohort 4 of the C-144-01 clinical trial is a single-arm cohort intended to support a Biologics License Application, or BLA, submission for lifileucel. Cohorts 2 and 4 of the C-144-01 trial use our Gen 2 manufacturing process. We completed and closed enrollment of patients into Cohort 2 of the C-144-01 trial in 2018. Results from Cohort 2 of the C-144-01 clinical trial were initially reported at the American Society of Clinical Oncology, or ASCO, annual meeting on June 1, 2019 and subsequently updated at the ASCO annual meeting on June 6, 2021. As of the data extract in April 2021, in 66 patients with metastatic melanoma in Cohort 2, treatment with lifileucel resulted in an objective response rate, or ORR, of 36%, as assessed by investigator, with 3 complete responses and 21 partial responses. The disease control rate, or DCR, was 80.3%. Median duration of response, or DOR, in Cohort 2 had not been reached after 33.1 months of median study follow up. Results from Cohort 2 presented at ASCO in June 2021 also suggest that early intervention with lifileucel at the time of initial progression on anti-PD-1 therapy may maximize benefit. Patients in Cohort 2 were heavily pretreated and had a mean of 3.3 prior therapies. We have previously reported durable responses across a wide age range of metastatic melanoma patients, among those who have received prior anti-CTLA-4 and BRAF targeted treatments, regardless of BRAF mutation status, and in patients with PD-L1 high and low status. The adverse event profile was generally consistent with the underlying advanced disease and the profile of the lymphodepletion and IL-2 regimens. In addition, detailed Cohort 2 data was published in the Journal of Clinical Oncology on May 12, 2021.

Pivotal Cohort 4 of the C-144-01 trial was enrolled to evaluate ORR as read out by an Independent Review Committee, or IRC, as the primary endpoint based on our interpretation of discussions with the U.S. Food and Drug Administration, or the FDA, as part of an End of Phase 2, or EOP2, meeting held with the FDA in the third quarter of 2018. In October 2018, based on the data provided to the FDA during the EOP2 meeting, we announced that lifileucel had received a Regenerative Medicines Advanced Therapy, or RMAT, designation from the FDA. Enrollment in Cohort 4 of the C-144-01 trial commenced in March 2019 and patient dosing was completed in January 2020. A total of 87 patients were dosed with Gen 2 product released for Cohort 4. In May 2020, we disclosed initial results from Cohort 4 for 68 patients with two radiological assessments, as determined by investigator.

Previously, we reported the submission of additional potency assay data to the FDA, and at the same time, we also announced that we had reached agreement with the FDA on the minimum duration of follow up for Cohort 4 to support our BLA submission for lifileucel in the treatment of metastatic melanoma. In May 2021, we announced that we had received regulatory feedback from the FDA regarding our potency assays for lifileucel. Following FDA feedback, we have continued our ongoing work developing and validating our potency assays and have engaged in discussions with the FDA during the second half of 2021. Our BLA submission for lifileucel in metastatic melanoma is expected to occur during the first half of 2022. In connection with this BLA submission, the IRC is expected to independently assess responses for Cohort 4 patients through the data cut date, which must be completed prior to BLA submission or disclosure of IRC-read data.

We are also conducting a Phase 2 clinical trial, C-145-04, which is a multicenter pivotal trial that will assess the safety and efficacy of our lead product candidate lifileucel for the treatment of patients with recurrent, metastatic, or persistent cervical cancer. In February 2019, lifileucel received Fast Track designation from the FDA for development in the treatment of cervical cancer with disease progression on or after chemotherapy. In March 2019, the protocol for this trial was amended to modify the primary endpoint of ORR to be determined by IRC. In May 2019, lifileucel received Breakthrough Therapy Designation, or BTD, from the FDA for development in the treatment of cervical cancer. Updated results from the C-145-04 clinical trial were reported at the ASCO annual meeting on June 1, 2019. In 27 patients with metastatic cervical cancer, treatment with lifileucel resulted in an ORR of 44%. At the time of the study data cut, there were 3 complete responses and 9 partial responses. The DCR was 85%. Patients were heavily pretreated and had a mean of 2.4 prior therapies. The median DOR had not been reached. The adverse event profile was generally consistent with the underlying advanced disease and the profile of the lymphodepletion and IL-2 regimens. In November 2019, we amended the C-145-04 trial to collect additional data on early-line patients as well as late-line patients by adding additional cohorts, in anticipation of a changing landscape in this indication, including Cohort 2 for patients that had previously received anti-PD-1 therapy. These additional cohorts may also allow access to TIL therapy after completion of the enrollment in the registrational cohorts. In January 2021, we announced that Cohort 2 of the C-145-04 trial had completed enrollment and that data from this cohort may be supportive of registration because of the expected changing landscape of care for cervical cancer patients. For example, the potential shift from chemotherapy in front-line followed by pembrolizumab in second-line cervical cancer to the use of pembrolizumab in combination with chemotherapy in first-line cervical cancer, as well as the approval of TIVDAK™ in the U.S. for the treatment of adult patients with recurrent or metastatic cervical cancer with disease progression on or after chemotherapy. We intend to initiate a dialog with the FDA to discuss these cohorts and potential BLA submission plans for lifileucel in cervical cancer after resolution of regulatory discussions regarding our potency assays.

In November 2020, we announced that we had finalized the protocol for our potential registrational clinical trial in NSCLC, IOV-LUN-202, to investigate LN-145 in patients with metastatic NSCLC, without driver mutations, who previously received a single line of approved systemic therapy of combined checkpoint inhibitor and chemotherapy. The IOV-LUN-202 clinical trial includes three cohorts. Cohorts 1 and 3 of the IOV-LUN-202 clinical trial are enrolling patients with a PD-L1 TPS of less than one percent, and Cohort 2 will enroll patients with a PD-L1 TPS of greater than or equal to one percent. Cohort 3 will also explore manufacturing TIL extracted from core biopsies using our third-generation, or Gen 3, manufacturing process. In June 2021, we reported that the first patient was dosed in the IOV-LUN-202 clinical trial. We intend to continue to enroll patients in the IOV-LUN-202 clinical trial throughout 2021 and 2022. We also intend to engage in regulatory discussions with the FDA on LUN-202 and potential registrational trials in NSCLC.

In June 2021, we reported initial data for LN-145 in Cohort 3B of the IOV-COM-202 clinical trial in metastatic NSCLC. IOV-COM-202 is a Phase 2, multicenter trial that is composed of seven cohorts that can enroll up to a total of 135 patients. Cohort 3B of IOV-COM-202 enrolled patients with metastatic NSCLC that had progressed on prior immune checkpoint inhibitor therapy, including patients with oncogene-driven tumors who received prior tyrosine kinase inhibitor therapy. Patients were treated with LN-145 monotherapy. We reported results from Cohort 3B of the IOV-COM-202 trial, as follows. The ORR was 21.4% for the 28 patients that participated in the trial, including one complete response and five partial responses, and the DCR was 64.3%, including two responders with PD-L1 negative tumors. Median DOR was not reached at a median study follow up of 8.2 months. The treatment-emergent adverse event profile was consistent with the underlying disease and known adverse event profiles of non-myeloablative lymphodepletion and IL-2. All patients treated in Cohort 3B of the IOV-COM-202 trial received prior anti-PD-1/L1 therapy and all six responding patients also received prior chemotherapy. Historically, ORRs of approximately 20% were reported with ICIs as second-line therapy in ICI-naïve patients who progressed on front-line chemotherapy. We intend to provide an update on Cohort 3B at the Society for Immunotherapy in Cancer, or SITC, meeting in November 2021.

C-145-03 is our Phase 2, multicenter trial to assess the safety and efficacy of our product candidate LN-145 for the treatment of patients with metastatic HNSCC. In October 2018, we reported that, to date, preliminary data for 13 patients in the C-145-03 clinical trial yielded an ORR of 31% with a DOR ranging from 2.8 to 7.6 months. The adverse event profile remained consistent with previous reports. We redesigned our C-145-03 trial to include multiple cohorts, in order to allow for dosing of TIL therapies produced by multiple manufacturing methods, including our Gen 2 manufacturing process, our Gen 3 manufacturing process, and our PD-1 selected TIL manufacturing process. Our PD-1 selected TIL manufacturing process results in a product that we refer to as LN-145-S1. In January 2021, we announced that we are closing the C-145-03 clinical trial after the trial reached its pre-specified enrollment target.

TIL Combinations in Earlier Treatment Settings for Solid Tumors

We are also investigating the potential of our TIL therapies in earlier lines of treatment in combination with pembrolizumab or other agents in cancer patients who are naïve to anti-PD-1 therapy, including in four cohorts in our IOV-COM-202 study in solid tumors as well as in one cohort in our C-145-04 clinical study in cervical cancer.

In May 2019, we reported that the first patient was dosed in the IOV-COM-202 trial. In addition to its ongoing enrollment in the U.S., the IOV-COM-202 trial has also received regulatory approval in Canada and in certain European countries. In September 2021, we announced that our the iCTC had successfully manufactured and delivered the first clinical batch of LN-145 for the IOV-COM-202 trial.

There are four TIL combination cohorts in the IOV-COM-202 study. In Cohort 1A, we are enrolling advanced unresectable or metastatic melanoma patients who are naïve to anti-PD-1 therapy. We reported results from ongoing Cohort 1A of the IOV-COM-202 trial at the ASCO meeting in June 2021, as follows. Seven patients received lifileucel in combination with pembrolizumab. Six of the seven patients had a confirmed objective response, with an ORR of 86%, including two complete responses, one unconfirmed complete response who had not yet reached the confirmatory complete response assessment, and three partial responses, with one best response of stable disease. The complete response rate, including the unconfirmed complete response, was 43%. The median follow up was 8.2 months. The Cohort 1A results also demonstrated that lifileucel can be safely combined with pembrolizumab.

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

The Cohort 1A and Cohort 2A results from the IOV-COM-202 study demonstrated that lifileucel or LN-145 can be safely combined with pembrolizumab. The treatment emergent adverse event, or TEAE, profile in both Cohorts was consistent with the underlying advanced disease and the known adverse event profiles of pembrolizumab, lymphodepletion, and IL-2 regimens.

Cohort 3A and 3C in the IOV-COM-202 study include LN-145 combinations in NSCLC. Cohort 3A is evaluating LN-145 in combination with pembrolizumab in patients with recurrent or metastatic NSCLC who have not received prior immunotherapy, including checkpoint inhibitors. Cohort 3C is investigating LN-145 therapy in combination with ipilimumab and nivolumab in patients with recurrent or metastatic NSCLC who have previously received one line of approved checkpoint inhibitor monotherapy as the only prior line of systemic therapy.

Next-Generation Product Candidates

Our clinical pipeline also includes next generation TIL product candidates and manufacturing processes. Our TIL candidate LN-145-S1, in which specific TIL are selected for PD-1 expression, is being investigated in post-anti-PD-1 melanoma Cohort 1B in the IOV-COM-202 basket study as well Cohort 4 in post-anti-PD-1 HNSCC in the C-145-03 trial in HNSCC.

We are using our Gen 3 manufacturing process in Cohort 1C of the IOV-COM-202 clinical trial in melanoma and in Cohort 3 of the IOV-LUN-202 clinical trial in NSCLC and have previously used it in the C-145-03 clinical trial in HNSCC.

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

In addition, we are nearing completion of IND-enabling studies for our lead genetically modified TIL product candidate, IOV-4001, in which the gene coding for the PD-1 protein is inactivated, as well as our novel IL-2 analog, IOV-3001.

Investigator-Sponsored Trials

Through our academic collaborators, we are also exploring the potential for TIL therapies in additional indications. As part of our collaboration program with M.D. Anderson Cancer Center, or MDACC, two Phase 2 trials were initiated in 2018. Both trials are sponsored by MDACC. The first trial, NCT03449108, is intended to allow for investigation of LN-145 manufactured by us, using our manufacturing processes, to treat patients with soft tissue sarcoma, osteosarcoma, platinum resistant ovarian cancer, and thyroid cancer. A second trial under the collaboration with MDACC, NCT03610490, was previously active. This trial treated patients with platinum resistant ovarian cancer, pancreatic and colorectal cancer with TIL manufactured by MDACC. The data obtained using this manufacturing process may not be representative of our data using our Gen 2 manufacturing process.

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

We currently own more than 30 U.S. patents related to TIL therapy, including patents directed to compositions and methods of treatment in a broad range of cancers, such as U.S. Patent Nos. 10,130,659; 10,166,257; 10,272,113; 10,363,273; 10,398,734;

10,420,799; 10,463,697; 10,517,894; 10,537,595; 10,639,330; 10,646,517; 10,653,723; 10,695,372; 10,894,063; 10,905,718; 10,918,666; 10,925,900; 10,933,094; 10,946,044; 10,946,045; 10,953,046; 10,953,047; 11,007,225; 11,007,226; 11,013,770; 11,026,974; 11,040,070; 11,052,115; 11,052,116; 11,058,728; 11,083,752; 11,123,371; and 11,141,438. More than 25 of these patents are related to our Gen 2 manufacturing processes and have terms that we anticipate will extend to January 2038, not including any patent term extensions or adjustments that may be available. Our owned and licensed intellectual property portfolio also includes patent applications and patents relating to TIL, marrow infiltrating lymphocyte, or MIL, and PBL therapies; frozen tumor-based TIL technologies; remnant TIL and digest TIL compositions, methods and processes; methods of treatment of a broad range of cancers using TIL therapies; methods of manufacturing TIL, MIL, and PBL therapies; the use of costimulatory molecules in TIL therapy and manufacturing; stable and transient genetically-modified TIL therapies; methods of using immune checkpoint inhibitors in combination with TIL therapies; TIL selection technologies; and methods of treating patient subpopulations.

In January 2020, we obtained a license from Novartis to develop and commercialize an antibody cytokine engrafted protein, which we refer to as IOV-3001. Under the agreement, we paid an upfront payment to Novartis and may pay milestones involved in initiation of patient dosing in various phases of clinical development for IOV-3001 and approval of a potential product in the U.S., EU, and Japan. Novartis is also entitled to low-to-mid single digit percentage royalties from commercial sales of IOV-3001. In addition, in January 2020, we announced a research collaboration and exclusive worldwide licensing agreement with Cellectis S.A., or Cellectis, a clinical-stage biopharmaceutical company focused on developing immunotherapies based on gene-edited allogeneic chimeric antigen receptor modified T cells, whereby we licensed certain TALEN technology from Cellectis to develop TIL that have been genetically edited to create potentially more potent cancer therapeutics. The worldwide exclusive license enables us to use TALEN technology addressing multiple gene targets to modify TIL for therapeutic use in several cancer indications. Financial terms of the license include development, regulatory and sales milestone payments from us to Cellectis, as well as royalty payments based on net sales of TALEN-modified TIL products.

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

We expect our research and development expenses to continue to increase as we prepare for commercial manufacturing of our products and continue to conduct our clinical trials for other indications. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates.

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

We anticipate general and administrative expenses will increase as we continue to prepare for commercialization and support an expected growth of the internal general and administrative team.

Interest Income, Net

Interest income, net results from our interest-bearing cash and investment balances.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

Revenues

We did not generate any revenues during the three and nine months ended September 30, 2021 or September 30, 2020.

Research and Development expenses (in thousands)

	Three Months Ended		Increase /		Nine Months Ended		Increase /
	September 30,		(Decrease)		September 30,		(Decrease)
	2021	2020	$	%	2021	2020	$	%
Research and development	$65,355	$43,050	22,305	52%	$183,423	$149,276	34,147	23%
Stock-based compensation expense included in research and development expense	11,504	5,282	6,222	118%	29,291	15,065	14,226	94%

Research and development expense for the three months ended September 30, 2021 increased by $22.3 million, or 52%, compared to the same period in 2020. The increase was primarily attributable to (i) $6.2 million of stock-based compensation expenses and a $5.4 million increase in payroll and related expenses, both driven by increased hiring of research and development employees to support our on-going and planned clinical development activities, (ii) a $5.0 million increase in clinical trial costs due to continued enrollment in our IOV-COM-202 clinical trial and initiation of IOV-LUN-202 clinical trial, (iii) a $4.6 million increase in costs associated with the iCTC such as rent, depreciation and lab maintenance related expenses, and (iv) a $1.1 million increase in other costs, including manufacturing, insurance, and travel expenses.

Research and development expense for the nine months ended September 30, 2021 increased by $34.1 million, or 23%, compared to the same period in 2020. The increase was primarily attributable to (i) a $19.5 million increase in payroll and related expenses and, a $14.2 million increase in stock-based compensation expenses, both driven by increased hiring of research and development employees to support our on-going and planned clinical development activities, (ii) a $8.8 million increase in costs associated with the iCTC, (iii) a $1.6 million increase in clinical trial costs, and (iv) a $2.4 million increase in consumables and other costs, including allocated costs associated with the build-out of our IT infrastructure to further support the growth in the organization and infrastructure associated with our clinical trials. These increases were partially offset by a $10.9 million decrease in research alliance costs primarily due to a license fee from Novartis to further develop IOV-3001 which was recognized in full in January 2020, and a $1.5 million decrease in manufacturing costs.

General and Administrative expenses (in thousands)

	Three Months Ended		Increase /		Nine Months Ended		Increase /
	September 30,		(Decrease)		September 30,		(Decrease)
	2021	2020	$	%	2021	2020	$	%
General and administrative	$20,887	$15,916	4,971	31%	$59,815	$44,127	15,688	36%
Stock-based compensation expense included in general and administrative expense	7,802	5,424	2,378	44%	21,370	15,590	5,780	37%

General and administrative expenses for the three months ended September 30, 2021 increased by $5.0 million, or 31%, compared to the same period in 2020. The increase was primarily attributable to (i) a $2.3 million increase in payroll and related expenses and a $2.4 million increase in stock-based compensation expenses, both resulting from increases in headcount to support the growth in the overall business and related corporate infrastructure, and (ii) a $1.3 million increase in other costs, including insurance and costs associated with the build-out of our IT infrastructure. These costs were partially offset by a $1.0 million decrease in commercial and marketing costs due to reprioritization of corporate initiatives.

General and administrative expenses for the nine months ended September 30, 2021 increased by $15.7 million, or 36%, compared to the same period in 2020. The increase was primarily attributable to (i) a $7.0 million increase in payroll and related expenses and a $5.8 million increase in stock-based compensation expenses, both resulting from increases in headcount to support the growth in the overall business and related corporate infrastructure, and (ii) a $3.0 million increase in insurance and intellectual property filing related costs, and iv) a $1.4 million increase in other costs, including professional fees and costs associated with the build-out of our IT infrastructure to support the continued growth in the overall company. These costs were partially offset by a $1.5 million decrease in commercial and marketing costs due to reprioritization of corporate initiatives.

Interest income, net (in thousands)

	Three Months Ended		Increase /		Nine Months Ended		Increase /
	September 30,		(Decrease)		September 30,		(Decrease)
	2021	2020	$ %		2021	2020	$ %
Interest income, net	$120	$395	(275)	(70)%	$316	$2,219	(1,903)	(86)%

Interest income, net for the three and nine months ended September 30, 2021 and 2020 decreased by $0.3 million, or 70%, and $1.9 million, or 86%, respectively, due primarily to declining interest rates and lower interest received on our cash, cash equivalents and investment portfolio.

Net Loss (in thousands)

	Three Months Ended		Increase /		Nine Months Ended		Increase /
	September 30,		(Decrease)		September 30,		(Decrease)
	2021	2020	$ %		2021	2020	$ %
Net loss	$(86,122)	$(58,571)	(27,551)	47%	$(242,922)	$(191,184)	(51,738)	27%

Net loss for the three and nine months ended September 30, 2021 increased by $27.6 million or 47% and $51.7 million or 27%, respectively, compared to the same periods in 2020. The increase in our net loss was due to the continued expansion of our research and development activities and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we further invest in our research and development activities and commercial preparation activities.

Liquidity and Capital Resources

We have incurred net losses and generated negative cash flows from operations since inception. We expect to continue to incur significant losses in 2021 and may incur significant losses and negative cash flows from operations for the foreseeable future. Historically, we have funded our operations from various public and private offerings of our equity securities (both common stock and preferred stock), from option and warrant exercises, and from interest income. Since 2017, our primary source of funds has been from the public sale of our common stock.

Corporate Capitalization

As of September 30, 2021, we had outstanding 156,702,653 shares of our $0.000041666 par value common stock, 194 shares of our $0.001 par value Series A Convertible Preferred Stock, and 2,842,158 shares of our $0.001 par value Series B Convertible Preferred Stock. The outstanding shares of Series A Convertible Preferred Stock are currently convertible into 97,000 shares of our common stock, and the outstanding shares of Series B Convertible Preferred Stock are currently convertible into 2,842,158 shares of our common stock. The shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock do not have voting rights or accrue dividends.

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

On February 8, 2021, we entered into an Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, with respect to an “at the market” offering program, under which we may, from time to time, in our sole discretion, issue and sell through Jefferies, acting as sales agent, up to $350.0 million of shares of our common stock. The issuance and sale, if any, of shares of our common stock under the Sales Agreement will be made pursuant to a prospectus supplement, dated February 8, 2021, to the 2020 Automatic Shelf Registration Statement. For the nine months ended September 30, 2021, we received approximately $203.2 million in net proceeds through the sale of 6,474,099 shares of our common stock. There were no sales of our common stock through the Sales Agreement for the three months ended September 30, 2021.

In the future, we may periodically offer one or more of these securities in amounts, prices, and terms to be announced when and if the securities are offered. If any of the securities covered by the 2020 Automatic Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of such offering at that time.

We are currently engaged in the development of therapeutics to fight cancer. We do not have any commercial products and have not yet generated any revenues from our biopharmaceutical business. We currently do not anticipate that we will generate any significant revenues from the sale or licensing of any products during the 12 months from the date these financial statements are issued. We have incurred a net loss of $242.9 million for the nine months ended September 30, 2021 and used $174.1 million of cash in our operating activities for the same period ended September 30, 2021. As of September 30, 2021, we had $58.6 million of cash, cash equivalents, $596.1 million of investments ($517.9 million of short-term investments and $78.2 million of long-term investments), $698.3 million of stockholders’ equity and had working capital of $518.3 million.

We expect to increase our research and development activities and pre-commercial activities, which will increase the amount of cash we will use during the remainder of 2021 and beyond. Based on the funds we have available as of the date of the filing of this Quarterly Report on Form 10-Q, we believe that we have sufficient capital to fund our anticipated operating expenses and capital expenditure for at least 12 months from the date of filing this report.

Cash Flows

The following table summarizes our cash flows for the periods presented from Operating, Investing and Financing Activities (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(174,092)	$(142,442)
Investing activities	(69,206)	(376,606)
Financing activities	235,118	573,464
Net increase in cash, cash equivalents and restricted cash	$(8,180)	$54,416

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $174.1 million compared to $142.4 million for the same period in 2020. The increase of $31.7 million was primarily due to an increase in net loss driven by increased costs in research and development and pre-commercial activities.

Investing Activities

Net cash used by investing activities for periods presented primarily relate to the purchase and maturity of investments used to fund the day-to-day needs of our business. Net cash used by investing activities for the nine months ended September 30, 2021 was $69.2 million compared to net cash used of $376.6 million for the same period in 2020. The decrease in cash provided by investing activities of $307.4 million was primarily due to the timing of maturities and purchases of investments.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $235.1 million compared to $573.5 million for the same period in 2020. The decrease of $338.3 million was primarily due to net proceeds of $567.0 million received from our June 2020 public offering as compared to net proceeds of $203.2 million received from sales of common shares through the “at the market” offering program during the nine months ended September 30, 2021. The decrease in net proceeds from sales of our common stock in the nine months ended September 30, 2021 as compared to September 30, 2021 was offset by an increase of $24.3 million in proceeds from exercises of stock options during the nine months ended September 30, 2021.

Impact of COVID-19 on our Business

Operations and Liquidity

The full impact of the COVID-19 pandemic is unknown and rapidly evolving. While the potential economic impact brought by and over the duration of the COVID-19 pandemic may be difficult to assess or predict, the COVID-19 pandemic has resulted in significant disruption of global financial markets, which could in the future negatively affect our liquidity. In addition, a recession or market volatility resulting from the COVID-19 pandemic could affect our business. We have taken proactive, aggressive action throughout the COVID-19 pandemic to protect the health and safety of our employees and expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees. We do not believe that the COVID-19 pandemic had a material impact on our liquidity or results of operations for the year ended December 31, 2020. Further, to date, the COVID-19 pandemic has not had significant effects on our clinical trial enrollment. Given the nature and type of our short-term investments in U.S. government securities, we do not believe that the COVID-19 pandemic will have a material impact on our current investment liquidity.

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

The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic, and actions that would be taken by governmental authorities to contain the pandemic or to treat its impact, makes it difficult to forecast any effects on our results for the three and nine months ended September 30, 2021.

Despite the economic uncertainty resulting from the COVID-19 pandemic, we intend to continue to focus on the development of our product candidates. We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state, and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future.

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no obligations that would require disclosure as off-balance sheet arrangements.

Significant Accounting Policies and Recent Accounting Standards

See Note 2 of the financial statements for a discussion of our significant accounting policies, including the discussion of recently issued and adopted accounting standards.

Inflation

Inflation has not had a material effect on our business, financial condition, or results of operations over our two most recent fiscal years.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in interest bearing cash accounts consisting of short-term debt securities issued by the U.S. government. The primary objective of our investment activities is to preserve principal. We adhere to an investment policy that requires us to limit amounts invested in securities based on credit rating, maturity, industry group and investment type and issuer, except for securities issued by the U.S. government. We do not have any derivative financial instruments or foreign currency instruments. As of September 30, 2021, we had $596.1 million invested in marketable securities with a maturity date of less than two years. As such we believe that we are not exposed to any material market risk. If interest rates had varied by 1% in the year ended September 30, 2021, the fair value of our investment portfolio would increase or decrease by approximately $3.1 million.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The information in Note 9 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 9 to our Condensed Consolidated Financial Statements for the quarter ended September 30, 2021 contained in this Quarterly Report on Form 10-Q.

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

Risks Related to Our Business

We have a history of operating losses; we expect to continue to incur losses and we may never be profitable.*

We are a clinical-stage biotechnology company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient's own immune system to eradicate cancer. We do not have products approved for commercial sale and have not generated revenue from operations. As of September 30, 2021, we had an accumulated deficit of $1.1 billion. In addition, during the nine months ended September 30, 2021, we incurred a net loss of $242.9 million. Since our inception we have not generated any revenues from operations. We are preparing for the commercial launch of our products, if approved, in 2022. We do not expect to generate any meaningful product sales or royalty revenues until we have a product approved. We expect to incur significant additional operating losses in the future as we expand our development and clinical trial activities in support of demonstrating the effectiveness of our products.

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

We have not previously submitted a BLA to the FDA, or similar marketing application to comparable foreign authorities, for any product candidate, and we cannot be certain that our current or any future product candidates will be successful in clinical trials or receive regulatory approval. Furthermore, although we do not expect to submit our BLA with comparisons to existing or more established therapies and likewise do not expect the FDA to base its determination with respect to product approval on such comparisons, the FDA may factor these comparisons into its decision whether to approve our TIL therapies, including lifileucel for metastatic melanoma and metastatic cervical cancer. The FDA may also consider its approvals of competing products, which may alter the treatment landscape concurrently with their review of our BLA filings, and which may lead to changes in the FDA’s review requirements that have been previously communicated to us and our interpretation thereof, including changes to requirements for clinical data or clinical study design. Such changes could delay approval or necessitate withdrawal of our BLA filings.

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

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any current or future clinical studies will be conducted as planned or completed on schedule, if at all, or that any of our product candidates will receive regulatory approval. We initiated clinical trials in patients with metastatic melanoma, cervical, head and neck and non-small cell lung cancers, and in other indications in collaboration with third parties. We have completed enrollment in the pivotal clinical trial for melanoma, C-144-01. In May 2020, we disclosed interim results for Cohort 4 of the C-144-01 clinical trial. The interim results speak only to data available as of March 16, 2020, and although such data have been reviewed by the investigators, they have not been reviewed by IRC. In addition, differences in patient population may affect the clinical results of Cohort 4 as compared to Cohort 2. We plan to initiate trials in new indications, and new cohorts in existing trials. Even as these trials progress, issues may arise that could require us to suspend or terminate such clinical trials or could cause the results of one cohort to differ from a prior cohort. For example, we may experience slower than anticipated enrollment in our pivotal clinical trials, which may consequently delay our BLA filing timelines or permit competitors to obtain approvals that may alter our BLA filing strategy. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely initiation or completion of clinical development, or product approval include:

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

Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us, IRBs, DSMBs, or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Even if we were to receive product approval, such approval could be contingent on inclusion of unfavorable information in our product labeling, such as limitations on the indications for use for which the products may be marketed or distributed, a label with significant safety warnings, including boxed warnings, contraindications, and precautions, a label without statements necessary or desirable for successful commercialization, or requirements for costly post marketing testing and surveillance, or other requirements, including a Risk Evaluation and Mitigations Strategy or REMS, to monitor the safety or efficacy of the products, and in turn prevent us from commercializing and generating revenues from the sale of our current or future product candidates.

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

Currently, our product candidates are manufactured using processes developed or modified by us or by our third-party research institution collaborators that we may not intend to use for more advanced clinical trials or commercialization. We have selected Gen 2 as the manufacturing process for product registration, and all ongoing and future company-sponsored clinical trials. Although we believe Gen 2 is a commercially viable process, there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency, and timely availability of raw materials. This includes potential risks associated with FDA not agreeing with all of the details of our validation data or our potency assay or assays for Cohort 4 of our C-144-01 clinical trial. For example, on October 5, 2020, we announced that we and the FDA have not been able to agree on the required potency assays to fully define our TIL therapy, which is required as part of a BLA submission, and that as a result of these developments, our BLA submission was not expected by the end of 2020 and was anticipated instead to occur in 2021. Previously, we reported the submission of assay data to the FDA, and on May 18, 2021, we announced that we had received regulatory feedback from the FDA regarding our potency assays for lifileucel. Following FDA feedback regarding the potency assays for lifileucel, we have continued ongoing work developing and validating our potency assays and have engaged in discussions with the FDA during the second half of 2021. Our BLA submission for lifileucel is now expected to occur during the first half of 2022. As a result of these challenges, we may experience delays in our clinical development and/or commercialization plans. We may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

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

We may need additional financing to fund our operations and complete the development and commercialization of our various product candidates, and if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our product candidates. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

Our operations have consumed substantial amounts of cash since inception. From our inception to September 30, 2021, we have an accumulated deficit of $1.1 billion. In addition, our research and development and our operating costs have also been substantial and are expected to increase. For example, in October 2018, we closed an underwritten public offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $236.7 million. In June 2020, we closed another underwritten offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $567.0 million. In February 2021 we entered into an open market sale agreement, or the Sales Agreement, with Jefferies LLC, which provides for the sale of up to $350.0 million of our common stock from time to time. For the nine months ended September 30, 2021, we received approximately $203.2 million in net proceeds through the sale of 6,474,099 shares of our common stock. As of September 30, 2021, we had approximately $654.7 million in cash, cash equivalents and investments ($58.6 million of cash and cash equivalents, $517.9 million in short-term investments, and $78.2 million of long-term investments).

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

Due to the promising clinical therapeutic effect of competitor therapies in clinical exploratory trials, we anticipate substantial direct competition from other organizations developing advanced T cell therapies targeting patients who have received prior anti-PD-1/PD-L1 therapies. In particular, we expect to compete with other new therapies for our lead indications developed by companies such as Agenus, BeyondSpring, Bristol-Myers Squibb, Merck, Nektar Therapeutics, Idera Pharmaceuticals, Checkmate Pharmaceuticals, Daiichi Sankyo, Eisai, Exelixis, Mirati Therapeutics, Oncosec Medical, Replimune, Regeneron Pharmaceuticals, Instil Bio, Achilles Therapeutics, KSQ Therapeutics, Obsidian Therapeutics , Immatics, TILT Biotherapeutics, WindMIL Therapeutics, Seagen, Genmab,

and others. We also may compete with therapies based on genetically engineered T cell receptors rendered reactive against tumor-associated antigens prior to their administration to patients, as well as TIL therapies that are designed to be specific to neoantigens, including products developed by Adaptimmune Therapeutics, Ziopharm Oncology, Marker Therapeutics, and others. To date, these technologies have been primarily applicable to hematologic malignancies, but their application in solid tumor indications may create competition with us. We may also face competition from immunotherapy treatments offered by companies such as Amgen, AstraZeneca, Bristol-Myers Squibb, Merck, Pfizer, Regeneron Pharmaceuticals, and Roche. We may also face competition from novel interleukin-2 (IL-2) treatments in development by Werewolf, Nektar Therapeutics, Merck, Sanofi, Neoleukin Therapeutics and others. Many of these companies and our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources, and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the U.S. and internationally. Our competitors may obtain regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in competitors establishing a strong market position before we are able to enter the market.

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

We received ODD in the U.S. for lifileucel to treat malignant melanoma stages IIB-IV and cervical cancer patients with tumors greater than 2 cm. We may also seek ODD for our other product candidates, as appropriate. ODD, however, may be lost if the indication for which we develop our designated product candidates does not meet the orphan criteria. Moreover, following product approval, orphan exclusivity may be lost if the FDA determines, among other reasons, that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. Even if we obtain orphan exclusivity, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition and the same product can be approved for different conditions. Even after an orphan product is approved, the FDA can subsequently approve a product containing the same principal molecular features for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer or more effective or makes a major contribution to patient care.

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

We continue to monitor the impact, if any, of the COVID-19 pandemic on our current and future operations, including our regulatory filing timelines and strategy as well as our preparation for commercial launch. As the COVID-19 pandemic continues for an extended period of time, and with travel, face to face interactions, and resources are not allowed or are severely limited, either by us or our contractors, including our CMOs, our regulatory strategy, BLA filing timelines, or commercial launch preparations may be negatively impacted. The COVID-19 pandemic may also impact the FDA and their ability to timely review our regulatory filings and conduct the pre-approval inspections necessary for ultimate approval of BLA. We cannot predict at this time whether and how FDA operations may be impacted at relevant times for our planned regulatory submissions.

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

Our operations are dependent upon the services of our executives and our employees who are engaged in research and development. The loss of the services of our executive officers or senior research personnel could delay our product development programs and our research and development efforts. In order to develop our business in accordance with our business plan, we will have to hire additional qualified personnel, including in the areas of research, manufacturing, clinical trials management, regulatory affairs, and sales and marketing. We are continuing our efforts to recruit and hire the necessary employees to support our planned operations in the near term. For example, we continue to recruit for a new Chief Executive Officer. However, competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense, and no assurance can be given that we will be able attract, hire, retain and motivate the highly skilled employees that we need. Future growth will impose significant added responsibilities on members of management, including:

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

A BLA must also include significant information regarding the chemistry, manufacturing and controls for the product. Additionally, we expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of cell therapies for cancer. We may also not be able to successfully utilize the BTD or RMAT designations we have received for metastatic cervical cancer and advanced melanoma, respectively, to successfully complete the development and commercialization of lifileucel. We may not be able to reach agreement with FDA on an interpretation of outcomes from our meetings, including meetings we have held with FDA in relation to our C-145-04 and C-144-01 clinical trials and future meetings. For example, on October 5, 2020, we announced that we and the FDA have not been able to agree on the required potency assays to fully define our TIL therapy, which is required as part of a BLA submission, and that as a result of these developments, our BLA submission was not expected by the end of 2020 and was anticipated to occur in 2021. Previously, we reported the submission of assay data to the FDA, and on May 18, 2021, we announced that we had received regulatory feedback from the FDA regarding our potency assays for lifileucel. Following FDA feedback regarding the potency assays for lifileucel, we have continued ongoing work developing and validating our potency assays and have engaged in discussions with the FDA during the second half of 2021. Our BLA submission for lifileucel is now expected to occur during the first half of 2022. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

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

We could also encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted by the FDA or other regulatory authorities, or recommended for suspension or termination by DSMBs due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, including as a result of genetic editing methods, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

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

Since enactment of the Patient Protection and Affordable Care Act, as amended (the “ACA”) in 2010, in both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013 and were to remain in effect until 2024. The Bipartisan Budget Act of 2015 extended the 2% sequestration to 2025. In January 2013, the American Taxpayer Relief Act of 2012, or ATRA, was approved which, among other things, reduced Medicare payments to several providers, with primary focus on the hospital outpatient setting and ancillary services, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On January 20, 2017, the new administration signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, and, for that reason, some final regulations have yet to take effect. In December 2017, Congress repealed the individual mandate for health insurance required by the ACA and could consider further legislation to repeal other elements of the ACA. At the end of 2017, CMS promulgated regulations that reduce the amount paid to hospitals for outpatient drugs purchased under the 340B program, and some states have enacted transparency laws requiring manufacturers to report information on drug prices and price increases. In June 2021, the Supreme Court issued its opinion in California v. Texas, upholding the constitutionality of the ACA.

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

In addition, there have been a number of other policy, legislative and regulatory proposals aimed at changing the pharmaceutical industry. The U.S. government, state legislatures and foreign governmental entities have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and coverage and requirements for substitution of generic products for branded prescription drugs. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could exclude or limit our product candidates from coverage and limit payments for pharmaceuticals. Under the Biden Administration’s Build Back Better Agenda, for example, Medicare negotiation of prescription drug costs with biopharmaceutical companies is proposed to lower prescription drug costs We continue to monitor the potential impact of these and other proposals to lower prescription drug costs at the federal and state level.

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

As of September 30, 2021, we had 156,702,653 shares of common stock outstanding. In addition, we had 16,673,579 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted to purchase common stock based on vesting requirements of stock options and common stock issuable through purchases of employee stock purchase plan, or upon the conversion of preferred stock. The issuance and subsequent sale of the shares underlying these common stock equivalents could depress the trading price of our common stock. On June 10, 2019, our certificate of incorporation was amended to increase the number of authorized shares of our common stock, par value $0.000041666, from 150,000,000 shares to 300,000,000 shares, which was approved by our stockholders on that date.

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

Item 2.Unregistered Sales of Securities and Use of Proceeds.

Nothing to report.

Item 3.	Defaults Upon Senior Securities.

Nothing to report.

Item 4.	Mine Safety Disclosures

Nothing to report.

Item 5.	Other Information.

Nothing to report.

Item 6.Exhibits

EXHIBIT INDEX

Exhibit	Description
10.1 #	Iovance Biotherapeutics, Inc. 2021 Inducement Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 23, 2021).
10.2 #

Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Inducement Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 23, 2021).

10.3 #

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2021 Inducement Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 23, 2021).

31.1++	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2++	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1++	Section 1350 Certification of Chief Executive Officer (furnished herewith).
32.2++	Section 1350 Certification of Chief Financial Officer (furnished herewith).
101

The following financial information from the Quarterly Report on Form 10-Q of Iovance Biotherapeutics, Inc. for the quarter ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020; (2) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020; (3) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020; (4) Condensed Consolidated Statements of Stockholders’ Equity as of September 30, 2021 and December 31, 2020; (5) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2021 and 2020; and (6) Notes to Condensed Consolidated Financial Statements.

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

Iovance Biotherapeutics, Inc.

November 4, 2021	By:	/s/ Frederick G. Vogt, Ph.D., Esq.
Frederick G. Vogt, Ph.D., Esq.
Interim Chief Executive Officer and President, and General Counsel (Principal Executive Officer)

November 4, 2021	By:	/s/ Jean-Marc Bellemin
Jean-Marc Bellemin
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)