Form 10-K
period 2021-12-31
IOVANCE BIOTHERAPEUTICS, INC.
filed 2022-02-24
CIK 1425205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from __________ to __________

Commission file number: 001-36860

IOVANCE BIOTHERAPEUTICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-3254381
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

825 Industrial Road, Suite 400, San Carlos, California	94070
(Address of Principal Executive Offices)	(Zip Code)

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

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.8. billion. Shares of common stock held by directors and executive officers and any ten percent or greater stockholders and their respective affiliates have been excluded from this calculation, because such stockholders may be deemed to be "affiliates" of the Registrant. This is not necessarily determinative of affiliate status of other purposes. As of February 17, 2022, there were 157,168,321 shares of the registrant’s common stock outstanding.

Documents Incorporated By Reference

Portions of registrant’s proxy statement relating to registrant’s 2022 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	the success, cost, enrollment, and timing of our clinical trials;
●	the success, cost and timing of our product development activities;
●	the ability of us or our third-party contract manufacturers to continue to manufacture tumor infiltrating lymphocytes, or TIL, in accordance with our selected process;
●	our ability to design, construct and staff our own manufacturing facility on a timely basis and within the estimated expenses;
●	the success of competing therapies that are or may become available;
●	regulatory developments in the United States of America, or U.S., and foreign countries;
●	the timing of and our ability to obtain and maintain U.S. Food and Drug Administration, or the FDA, or other regulatory authority approval of, or other action with respect to, our product candidates;
●	our ability to attract and retain key scientific or management personnel;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
●	the ability and willingness of our third-party research institution collaborators to continue research and development activities relating to our product candidates;
●	the potential of our other research and development and strategic collaborations;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our manufacturing methods and product candidates;
●	our plans to research, develop and commercialize our product candidates;
●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
●	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
●	fluctuations in the trading price of our common stock; and
●	our use of cash and other resources.

Actual results may differ from those set forth in this Annual Report on Form 10-K due to the risks and uncertainties inherent in our business, including, without limitation: the FDA may not agree with our interpretation of the results of its clinical trials; later developments with the FDA that may be inconsistent with already completed FDA meetings; the preliminary clinical results, including efficacy and safety results, from ongoing Phase 2 may not be reflected in the final analyses of these trials including new cohorts within these trials; the results obtained in our ongoing clinical trials, such as the studies and trials referred to in this Annual Report on Form 10-K, may not be indicative of results obtained in future clinical trials or supportive of product approval; regulatory authorities may potentially delay the timing of FDA or other regulatory authority approval of, or other action with respect to, our product candidates, specifically, our description of FDA interactions are subject to FDA’s interpretation, as well as FDA’s authority to request new or additional information; we may not be able to obtain or maintain FDA or other regulatory authority approval of its product candidates; our ability to address FDA or other regulatory authority requirements relating to our clinical programs and registrational plans, such requirements including, but not limited to, clinical and safety requirements as well as manufacturing and control requirements; risks related to our accelerated FDA review designations; our ability to obtain and maintain intellectual property rights relating to our product pipeline; and the acceptance by the market of our product candidates and their potential reimbursement by payors, if approved.

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

PART I

Item 1.          Business

Overview

We are a clinical-stage biopharmaceutical company pioneering a transformational approach to cure cancer by harnessing the human immune system’s ability to recognize and destroy diverse cancer cells in each patient. TIL therapy is an autologous, polyclonal cell therapy platform technology that was originally developed by the National Cancer Institute, or NCI, which conducted initial clinical trials of this therapy in diseases such as metastatic melanoma and cervical cancer. Our mission is to be the global leader in innovating, developing and delivering TIL therapies for patients with cancer. We have developed a new, shorter TIL manufacturing process known as Gen 2, which yields a cryopreserved TIL product. This centralized, proprietary, and scalable manufacturing method is being investigated in multiple indications. Our lead product candidates include lifileucel for metastatic melanoma and metastatic cervical cancer, as well as LN-145 for metastatic non-small cell lung cancer, or NSCLC. In addition, we are investigating the effectiveness and safety of combinations of TIL therapy with immune checkpoint inhibitors, or ICIs, in metastatic melanoma, cervical cancer, NSCLC, and head and neck squamous cell carcinoma, or HNSCC. We are investigating peripheral blood lymphocyte, or PBL, therapy for patients with relapsed or refractory chronic lymphocytic leukemia, or CLL, and small lymphocytic lymphoma, or SLL, through our sponsored trials. We are developing first-in-class genetically edited TIL products based on the inactivation of genes that encode immune checkpoint proteins and other proteins, as well as the insertion of genes that encode immunomodulatory proteins. We are also developing an alternative interleukin-2, or IL-2, co-therapy for use with TIL therapies. Finally, we are investigating the potential for TIL therapy in other oncology indications and treatment settings through academic collaborations with leading cancer research centers.

Our current product candidate pipeline is summarized in the figure below:

TIL Monotherapy in Metastatic Solid Tumor Cancers

We have investigated TIL monotherapy in metastatic melanoma, cervical cancer, NSCLC and HNSCC. We are conducting a Phase 2 clinical trial, C-144-01, of our lead TIL product candidate, lifileucel, for the treatment of metastatic melanoma. This multicenter pivotal trial enrolled melanoma patients with disease progression following treatment with at least one systemic therapy, including a PD-1 inhibitor and, if BRAF mutated, a BRAF inhibitor, or a combination of BRAF and MEK inhibitors. Cohort 4 of the C-144-01 clinical trial is a single-arm cohort intended to support the submission of a Biologics License Application, or BLA, to the FDA for lifileucel. Cohorts 2 and 4 of the C-144-01 trial use our Gen 2 manufacturing process. We completed and closed enrollment of patients into Cohort 2 of the C-144-01 trial in 2018. Results from Cohort 2 of the C-144-01 clinical trial were initially reported at the American Society of Clinical Oncology annual meeting, or ASCO, in June 2019 and most recently updated at ASCO in June 2021. As of the data extract in April 2021, in 66 patients with metastatic melanoma in Cohort 2, treatment with lifileucel resulted in an objective response rate, or ORR, of 36%, as assessed by investigator, with 3 complete responses and 21 partial responses. The disease control rate, or DCR, was 80.3%. Median duration of response, or DOR, in Cohort 2 had not been reached after 33.1 months of median study follow up. Results from Cohort 2 presented at ASCO in June 2021 also suggest that early intervention with lifileucel at the time of initial progression on anti-PD-1 therapy may maximize benefit. Patients in Cohort 2 were heavily pretreated and had a mean of 3.3 prior therapies. We have previously reported durable responses across a wide age range of metastatic melanoma patients, among those who have received prior anti-CTLA-4 and BRAF targeted treatments, regardless of BRAF mutation status, and in patients with PD-L1 high and low status. The adverse event profile was generally consistent with the underlying advanced disease and the profile of the lymphodepletion and IL-2 regimens. In addition, detailed Cohort 2 data was published in the Journal of Clinical Oncology in May 2021.

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

We are also conducting a Phase 2 clinical trial, C-145-04, which is a multicenter pivotal trial to assess the safety and efficacy of our lead product candidate lifileucel for the treatment of patients with recurrent, metastatic, or persistent cervical cancer. In February 2019, lifileucel received Fast Track designation from the FDA for development in the treatment of cervical cancer with disease progression on or after chemotherapy. In March 2019, the protocol for this trial was amended to modify the primary endpoint of ORR to be determined by IRC. In May 2019, lifileucel received Breakthrough Therapy Designation, or BTD, from the FDA for development in the treatment of cervical cancer. Results from the C-145-04 clinical trial were reported at ASCO in June 2019. In 27 patients with metastatic cervical cancer, treatment with lifileucel resulted in an ORR of 44%. At the time of the study data cut, there were 3 complete responses and 9 partial responses. The DCR was 85%. Patients were heavily pretreated and had a mean of 2.4 prior therapies. The median DOR had not been reached. The adverse event profile was generally consistent with the underlying advanced disease and the profile of the lymphodepletion and IL-2 regimens. In November 2019, we amended the C-145-04 trial to collect additional data on early-line patients as well as late-line patients by adding additional cohorts, in anticipation of a changing landscape in this indication, including Cohort 2 for patients that had previously received chemotherapy and anti-PD-1/anti-PD-L1 therapy. In January 2021, we announced that Cohort 2 of the C-145-04 trial had completed enrollment and that data from this cohort may be supportive of registration because of the expected changing landscape of care for cervical cancer patients. For example, because of recent regulatory approvals for pembrolizumab, there may be a potential shift from chemotherapy in front-line cervical cancer followed by pembrolizumab in second-line cervical cancer to the use of pembrolizumab in combination with chemotherapy in first-line cervical cancer. We intend to execute our registrational strategy based on dialog and feedback from the FDA on these cohorts and continue to plan for a potential BLA submission for lifileucel in cervical cancer.

In November 2020, we announced that we had finalized the protocol for our potential registrational clinical trial in NSCLC, IOV-LUN-202, to investigate LN-145 in patients with metastatic NSCLC, without driver mutations, who previously received a single line of approved systemic therapy of combined checkpoint inhibitor and chemotherapy. The IOV-LUN-202 clinical trial includes three cohorts. Cohorts 1 and 3 of the IOV-LUN-202 clinical trial are enrolling patients with a PD-L1 TPS of less than one percent at the time they started front-line therapy, and Cohort 2 will enroll patients with a PD-L1 TPS of greater than or equal to one percent at the time they started front-line therapy. Cohort 3 will also explore manufacturing TIL extracted from core biopsies using our third-generation, or Gen 3, manufacturing process. In June 2021, we reported that the first patient was dosed in the IOV-LUN-202 clinical trial. We intend to continue to enroll patients in the IOV-LUN-202 clinical trial throughout 2022. We are engaged in regulatory discussions with the FDA on IOV-LUN-202 and intend to incorporate FDA feedback to optimize this clinical trial to support further registration in NSCLC.

In June 2021, we reported initial data for LN-145 in Cohort 3B of our IOV-COM-202 clinical trial in metastatic NSCLC. IOV-COM-202 is a Phase 2, multicenter trial that is composed of seven cohorts. Cohort 3B of IOV-COM-202 enrolled patients with metastatic NSCLC that had progressed on prior ICI therapy, including patients with oncogene-driven tumors who received prior tyrosine kinase inhibitor therapy. Patients were treated with LN-145 monotherapy. We reported results from Cohort 3B of the IOV-COM-202 trial in June 2021. The ORR was 21.4% for the 28 patients in the analysis population, including one complete response and five partial responses, and the DCR was 64.3%, including two responders with PD-L1 negative tumors, and 3 responders who had primary refractory disease to checkpoint inhibitors. The treatment emergent adverse event, or TEAE, profile was consistent with the underlying disease and known adverse event profiles of non-myeloablative lymphodepletion and IL-2. All patients treated in Cohort 3B of the IOV-COM-202 trial received prior anti-PD-1/L1 therapy and all six responding patients also received prior chemotherapy. Historically, ORRs of approximately 20% were reported with ICIs as second-line therapy in ICI-naïve patients who progressed on front-line chemotherapy. We also provided an update on Cohort 3B at the Society for Immunotherapy in Cancer Annual Meeting, or SITC, in November 2021. As of the data extract in August 2021, following one-time treatment with LN-145 monotherapy, the ORR remained at 21.4% for the 28 patients in the analysis population, and was 25% in the efficacy-evaluable set of 24 patients, including one complete response and five partial responses. One complete response and one partial response were ongoing at 20.7 months and 3.0 months, respectively, at a median study follow up of 9.8 months.

C-145-03 is our Phase 2, multicenter trial to assess the safety and efficacy of our product candidate LN-145 for the treatment of patients with metastatic HNSCC. In October 2018, we reported that preliminary data for 13 patients in the C-145-03 clinical trial yielded an ORR of 31% with a DOR ranging from 2.8 to 7.6 months. The adverse event profile remained consistent with previous reports. We redesigned our C-145-03 trial to include multiple cohorts, in order to allow for dosing of TIL therapies produced by multiple manufacturing methods, including our Gen 2 manufacturing process, our Gen 3 manufacturing process, and our PD-1 selected TIL manufacturing process. Our PD-1 selected TIL manufacturing process results in a product that we refer to as LN-145-S1. In January 2021, we announced that we will close the C-145-03 clinical trial after the trial reached its pre-specified enrollment target.

TIL Combinations in Earlier Treatment Settings for Solid Tumors

We are investigating the potential of our TIL therapies in earlier lines of treatment in combination with pembrolizumab or other ICIs in cancer patients who are naïve to anti-PD-1 therapy. ICIs are a class of immunotherapy drugs that seek to overcome one of cancer’s main escape mechanisms against an immune system attack. PD-1 is a checkpoint protein found on immune cells called T cells that normally acts as a type of “off switch” which helps prevent T cells from attacking other cells in the body. It is activated by binding to PD-L1, a protein found on both normal and cancerous cells, which thereby may shut down an attack by a T cell. Some cancer cells have large amounts of PD-L1 expressed on their surfaces, which helps them evade T cell attack.

We are investigating the potential for our TIL therapy mechanism, together with checkpoint inhibition provided by ICIs, to improve response rates compared to ICIs alone in several sold tumor types, including in four cohorts in our IOV-COM-202 study in solid tumors as well as in one cohort in our C-145-04 clinical study in cervical cancer. In addition to its ongoing enrollment in the U.S., the IOV-COM-202 trial has also received regulatory approval in Canada and in certain European countries.

In Cohort 1A of the IOV-COM-202 trial, we are enrolling advanced unresectable or metastatic melanoma patients who are naïve to anti-PD-1 therapy. We reported results from ongoing Cohort 1A of the IOV-COM-202 trial at ASCO in June 2021, as follows, from the initial seven patients. Seven patients received lifileucel in combination with pembrolizumab. Six of the seven patients had a confirmed objective response, with an ORR of 86%, including two complete responses, one unconfirmed complete response who had not yet reached the confirmatory complete response assessment, and three partial responses, with one best response of stable disease. The complete response rate, including the unconfirmed complete response, was 43%. The median follow up was 8.2 months. The Cohort 1A results also demonstrated that lifileucel can be safely combined with pembrolizumab. In November 2021, we provided updated results from 10 patients in an oral presentation at SITC in which there was a demonstrated ORR of 60%. Six out of the 10 patients had a confirmed objective response, including three complete responses and three partial responses. Historically, ORRs of 33% and a CR rate of 6% have been reported for pembrolizumab monotherapy in metastatic melanoma. Based on these results, we plan to expand enrollment in this cohort in early line melanoma in 2022.

In Cohort 2A of the IOV-COM-202 trial, we are enrolling advanced, recurrent, or metastatic HNSCC patients who are naïve to prior immunotherapy including anti-PD-1/anti-PD-L1 therapy. The patients receive LN-145 in combination with pembrolizumab. We reported results from ongoing Cohort 2A of the IOV-COM-202 trial at the SITC meeting in November 2020, as follows. As of October 16, 2020, nine HNSCC patients have received LN-145 plus pembrolizumab with a median duration of follow up of 8.6 months. Four patients had a confirmed, objective response with an ORR of 44% including one complete response and three partial responses. Median DOR was not reached. The DCR at data cutoff was 89% in nine patients, and seven of the eight evaluable patients, or 87.5%, had a reduction in target lesions. The median number of prior therapies was 1.0 with 89% of the patients having received prior chemotherapy. Four patients were positive for Human Papilloma Virus, or HPV, three patients were HPV negative, and two patients had unknown HPV status. In November 2021, we provided updated results from 18 patients in an oral presentation at SITC in which there was a demonstrated ORR of 38.9%. Seven out of the 18 patients had an objective response, including one complete response, one unconfirmed complete response, four partial responses and one unconfirmed partial response. Historically, ORRs of 17% have been reported for pembrolizumab monotherapy in patients with HNSCC.

Our oral presentation at SITC in November 2021 also included initial results from 14 patients treated with a combination of TIL therapy plus pembrolizumab in Cohort 3 of our C-145-04 cervical cancer study. The ORR was 57.1%, and eight out of 14 patients had an objective response, including one complete response, six partial responses and one unconfirmed partial response. Cervical cancer patients previously treated with standard of care systemic therapy achieve an ORR of 11%-14% with pembrolizumab monotherapy.

The Cohort 1A and Cohort 2A results from the IOV-COM-202 study as well as Cohort 3 from the C-145-04 study demonstrated that lifileucel or LN-145 can be safely combined with pembrolizumab. The TEAE profile in all Cohorts was consistent with the underlying advanced disease and the known adverse event profiles of pembrolizumab, lymphodepletion, and IL-2 regimens.

Two additional cohorts, Cohort 3A and 3C in the IOV-COM-202 study, explore LN-145/ICI combination therapies in NSCLC patients. Cohort 3A is evaluating LN-145 in combination with pembrolizumab in patients with recurrent or metastatic NSCLC who have not received prior immunotherapy, including checkpoint inhibitors. Cohort 3C is investigating LN-145 therapy in combination with ipilimumab and nivolumab in patients with recurrent or metastatic NSCLC who have previously received one line of approved checkpoint inhibitor monotherapy as the only prior line of systemic therapy.

In September 2021, we announced that our Iovance Cell Therapy Center, or the iCTC, had successfully manufactured and delivered its first clinical batch of LN-145 for the IOV-COM-202 trial, representing our first internally manufactured TIL product. We continue to supply the IOV-COM-202 trial, and other ongoing trials, with both internally manufactured and externally manufactured TIL products.

Next-Generation and Genetically Modified Product Candidates

Our clinical pipeline also includes next generation TIL product candidates and manufacturing processes, as well as a cytokine-engrafted protein. Our TIL candidate LN-145-S1, in which TIL are selected for PD-1 expression, is being investigated in post-anti-PD-1 melanoma in Cohort 1B of our IOV-COM-202 basket study as well as in post-anti-PD-1 HNSCC in Cohort 4 of our C-145-03 trial.

We are using our Gen 3 manufacturing process in Cohort 1C of the IOV-COM-202 clinical trial in melanoma and in Cohort 3 of the IOV-LUN-202 clinical trial in NSCLC and have previously used it in the C-145-03 clinical trial in HNSCC.

In November 2019, we announced that our Investigational New Drug, or IND, application for our PBL therapy, IOV-2001, was authorized by the FDA. Our sponsored clinical trial using this therapy, IOV-CLL-01, was cleared to proceed and patient dosing began in 2020. IOV-2001 is a non-genetically modified, polyclonal T cell product that is manufactured using a nine-day process starting from 50 mL of patient's blood. IOV-CLL-01 is a Phase 1/2 clinical trial evaluating the safety and efficacy of IOV-2001 in patients with relapsed or refractory CLL or SLL.

In January 2020, we announced a research collaboration and exclusive worldwide licensing agreement with Cellectis S.A., or Cellectis, a clinical-stage biopharmaceutical company focused on developing immunotherapies based on gene-edited allogeneic chimeric antigen receptor modified T cells. The worldwide exclusive license enables us to use certain TALEN® technology addressing multiple gene targets to develop TIL that have been genetically modified to create potentially more potent cancer therapies for use in several cancer indications. We are nearing completion of IND-enabling studies under this agreement and expect to initiate our first clinical study in 2022 of a genetically modified TIL product candidate, IOV-4001, in which the gene coding for the PD-1 protein is inactivated. Financial terms of the license include development, regulatory and sales milestone payments from us to Cellectis, as well as royalty payments based on net sales of TALEN-modified TIL products. In addition to IOV-4001, we are currently developing additional targets for genetic modification using the TALEN technology, including double-knock out programs in preclinical development.

We continue to explore additional transient and permanent genetic modifications of TILs. For example, under the amended and restated patent license agreement we entered into in May 2021 with National Institutes of Health, or NIH, an agency of the U.S. Public Health Service within the Department of Health and Human Services, we license a patent family related to cytokine-tethered TILs, which are intended to potentially expand and activate TILs to achieve better efficacy while avoiding systemic side effects of cytokines. We are currently developing cytokine-tethered TIL products in preclinical studies.

In addition, in January 2020, we obtained a license from Novartis Pharma AG, or Novartis, to develop and commercialize an antibody cytokine engrafted protein, which we refer to as IOV-3001. Under the agreement, we paid an upfront payment to Novartis and may pay milestones involved in initiation of patient dosing in various phases of clinical development for IOV-3001 and approval of a potential product in the U.S., EU, and Japan. We are currently conducting IND-enabling studies of this novel IL-2 analog. Novartis is also entitled to low-to-mid single digit percentage royalties from commercial sales of IOV-3001.

Investigator-Sponsored Trials

Through our academic collaborators, we are also exploring the potential for TIL therapies in additional indications. As part of our collaboration program with The University of Texas M.D. Anderson Cancer Center, or MDACC, two Phase 2 trials were initiated in 2018. Both trials are sponsored by MDACC. The first trial, NCT03449108, investigates LN-145 manufactured by us, using our manufacturing processes, to treat patients with soft tissue sarcoma, osteosarcoma, platinum resistant ovarian cancer, and thyroid cancer. A second trial under the collaboration with MDACC, NCT03610490, was previously active. This trial treated patients with platinum resistant ovarian cancer, pancreatic and colorectal cancer with TIL manufactured by MDACC. The data obtained using this manufacturing process may not be representative of our data using our Gen 2 manufacturing process. We also collaborate with many other academic institutions using our TIL therapies. For example, a trial in collaboration with The Ohio State University, NCT05176470, is expected to start recruiting in 2022, and explores the use of lifileucel in high-risk melanoma in the neoadjuvant setting.

Corporate Strategy

We aim to be the global leader in innovating, developing and delivering TIL therapy for patients with cancer. We are pioneering a transformational approach to cure cancer by harnessing the human immune system’s ability to recognize and destroy diverse cancer cells in each patient. We are committed to continuous innovation in developing TIL cell therapy, including gene-edited cell therapy, shorter manufacturing processes, and alternatives to IL-2 across a spectrum of tumor types including but not limited to melanoma, cervical cancer, NSCLC and HNSCC that may extend and improve life for patients with cancer. Key elements of our strategy include:

Expedite clinical development, regulatory approval, and commercialization of our lead product candidate lifileucel for the treatment of metastatic melanoma as well as Iovance TIL and additional polyclonal cell therapies for cancer.

Based on results of TIL therapy from our own clinical trials in metastatic melanoma as well as trials sponsored by the NCI, we are focused on expediting the development, regulatory approval and commercialization of our lead product candidate, lifileucel, for the treatment of patients with metastatic melanoma. We intend to file a BLA for lifileucel in metastatic melanoma in the first half of 2022. We are also investigating TIL monotherapy as a one-time treatment for advanced cervical cancer and NSCLC patients who have progressed following standard of care treatments, TIL in combination with ICIs for melanoma, cervical, NSCLC and HNSCC as treatment in earlier disease settings, and a PBL therapy intended to address hematologic malignancies.

Continue to expand manufacturing capacity for TIL products.

We continue to invest in improving the process and efficiency of manufacturing our product candidates in the U.S. and Europe for TIL manufacturing.

We began construction of the iCTC, our own manufacturing facility, in 2019, in Philadelphia, Pennsylvania, in order to provide for better margins and rapid implementation of innovative changes for TIL therapies that we may develop or commercialize. We intend to carefully manage our cost structure, and reduce the long-term cost of manufacturing our products, although there can be no assurance that we will be able to reduce our manufacturing costs to commercially attractive levels. As of the end of 2021, we have completed commissioning activities and the iCTC had successfully manufactured and delivered first clinical batch of LN-145 for the IOV-COM-202 trial, representing our first internally manufactured TIL product.

Currently we use the iCTC as well as several contract manufacturing organizations, or CMOs, to supply our TIL-based products for our clinical trials under various manufacturing services agreements, or MSAs. The use of CMOs is intended to supplement the manufacturing capacity at the iCTC.

In 2016, we entered into a three-year MSA and related statements of work with WuXi Advanced Therapies, Inc., or WuXi, for two current Good Manufacturing Practices, or cGMP, manufacturing suites to be established and operated by WuXi for us in order to increase our TIL manufacturing capacity in facilities with both clinical and commercial capability for two suites. We have since extended our MSA with WuXi until February 2022 for the first suite and December 2022 for the second suite.

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

Continue to improve our TIL manufacturing processes and develop new TIL manufacturing technology to become the preferred provider of TIL therapy in the U.S. and the rest of the world.

We are currently manufacturing TIL for our ongoing clinical studies at the iCTC and remain on track to provide commercial supply from this facility upon potential BLA approval. We believe that we are the only company in the U.S. to have a centralized, demonstrated, and commercially viable TIL manufacturing process. In 2018, we first utilized our Gen 2 TIL manufacturing process, which reduced TIL manufacturing time from 5-6 weeks to 22 days, allowing for a commercially viable product candidate. The Gen 2 process also produces a cryopreserved TIL product for ease of administration and handling. The Gen 2 manufacturing process was utilized in Cohort 2 and Cohort 4 of our C-144-01 trial and has also been selected for use in most of our ongoing TIL clinical development program. We have included Gen 2 as the manufacturing process for registration for our discussions with the FDA and the anticipated BLA filing for lifileucel. Our strategy is to establish our Gen 2 process as a commercial manufacturing process for TIL therapies, including lifileucel. We also continue to develop and evaluate potential future TIL manufacturing processes, including our 16-day Gen 3 process and genetically modified TIL and other next generation TIL products and processes.

Collaborate with governmental, academic and corporate partners to improve and develop TIL and PBL therapies for new indications or for use in combination with other therapies, and to evaluate new manufacturing methods.

In addition to our own research and process development efforts, we seek to collaborate with government, academic research institutions, and corporate partners to improve TIL manufacturing and to develop and explore TIL therapies for new indications. For example, we have ongoing licensing agreements and collaborations with Moffitt, MDACC, Yale University, Cellectis, Novartis, Melanoma Institute Australia, or MIA, and Beth-Israel Deaconess Medical Center, or BIDMC, to evaluate several new solid tumor and hematologic indications for TIL and PBL therapy in clinical and preclinical studies as well as, in some cases, new TIL manufacturing approaches. In August 2021, we extended our Cooperative Research and Development Agreement, or CRADA, with the NCI for another 3-year term. This collaboration with the NCI is directed at research on unmodified TIL therapy and also addresses HPV-associated cancers (cervical and head and neck), lung, bladder, and breast cancers. This collaboration also focuses on Strategies to expand TIL with less differentiated and more stem-like attributes which may result in improved persistence, functionality, and better anti-tumor activity. For example, in December 2021 we presented data at ESMO Immuno-oncology 2021 that demonstrated temporally inhibiting AKT signaling during ex vivo TIL expansion enhances cytokine production and function while increasing the population of less differentiated (CD39/CD69) CD8+T-Cells. A description of certain of these collaborations and related agreements is provided in the following sections of this Annual Report on Form 10-K.

Iovance-Sponsored Clinical Trials

We currently have six ongoing Phase 2 clinical studies. The ongoing studies include C-144-01, of our lead product candidate, lifileucel, for the treatment of metastatic melanoma; C-145-04, of our product candidate lifileucel for recurrent, metastatic or persistent cervical cancer; IOV-LUN-202, a potentially registration-supporting study of our product candidate LN-145 in NSCLC; IOV-COM-202, a basket trial that will treat three cohorts of checkpoint naïve patients with TIL therapy in combination with pembrolizumab for metastatic melanoma, HNSCC and NSCLC, a cohort that will treat relapsed and refractory NSCLC patients with TIL monotherapy, as well as a cohort for NSCLC for TIL therapy in combination with ipilimumab and nivolumab. Additional melanoma cohorts are offered in this trial as well to investigate Gen 3 manufacturing and PD-1 selected TIL. In 2021, we completed enrollment in an additional study, C-145-03, of LN-145, for recurrent and/or metastatic HNSCC.

We are also investigating polyclonal T cell therapy in blood cancers. Our Phase 1/2 clinical trial, IOV-CLL-01, is enrolling patients with CLL/SLL to receive our PBL therapy, IOV-2001. Additional information about our clinical trials is presented as follows:

Lifileucel for Metastatic Melanoma

We are developing lifileucel to treat metastatic melanoma. Melanoma is a common type of skin cancer, accounting for approximately 106,110 patients diagnosed and 7,180 deaths each year in the U.S. according to the NCI’s Surveillance, Epidemiology and End Results program, or SEER, program. Our Phase 2 trial, C-144-01, is a prospective, registrational, four-cohort interventional study evaluating lifileucel in metastatic melanoma patients who have progressed after prior anti-PD-1 therapy and if BRAF mutant, after BRAF or BRAF/MEK inhibitor therapy. Patients enrolled in this trial to date have failed several prior treatment regimens. Lifileucel has received a RMAT designation from the FDA in metastatic melanoma.

Patients with metastatic melanoma who have failed at least one treatment under the current standards of care have an unfavorable prognosis with very few curative treatment options. The National Comprehensive Cancer Network, or NCCN, makes recommendations for the treatment of patients with unresectable or metastatic melanoma. Initial therapy can include checkpoint inhibitors either alone or in combination (ipilimumab, nivolumab, pembrolizumab), targeted therapies for patients with BRAF mutations (dabrafenib/trametinib, vemurafenib/cobimetinib, or other combinations). For patients not responding or progressing and who have an adequate clinical status, agents selected from the previous list or of a different therapeutic class can be used as well as high dose IL-2. NCCN experts also recommend participating in a clinical trial at any stage of disease. Patients who do not respond to the current second-line therapies have very few treatment options and typically have a very poor prognosis, with limited median survival measured in months. According to estimates from the SEER program, there were approximately 7,180 deaths due to melanoma. If approved, we believe lifileucel may be able to treat a portion of the patients that have received all other approved treatment options.

C-144-01 is investigating lifileucel in advanced melanoma patients who have been treated with at least one systemic therapy including an anti-PD-1 antibody, and if BRAF mutation positive, a BRAF inhibitor or BRAF inhibitor with MEK inhibitor. We are using our Gen 2 manufacturing process for most of our ongoing Phase 2 trials, and as a result, Cohort 1 of C-144-01, using our Generation 1, or Gen 1, manufacturing process, was closed to enrollment in 2017 and subsequent patients were enrolled in Cohorts 2-4, both of which use our Gen 2 process. The planned enrollment in C-144-01 was reached in late 2018 and Cohort 2 is closed to enrollment. Cohort 3 is a retreatment cohort. Cohort 4, a pivotal cohort, was added in 2019 and completed dosing in January 2020.

Clinical results from Cohort 2 in the C-144-01 clinical study have been presented at several medical meetings. Initial results from Cohort 2 were initially reported at ASCO in June 2019 and most recently updated at ASCO in June 2021. In 66 patients with metastatic melanoma, treatment with lifileucel resulted in an ORR of 36%, with 2 complete responses and 22 partial responses. The DCR was 80%. Patients were heavily pretreated and had a mean of 3.3 prior therapies. In June 2021, we announced that median DOR in Cohort 2 had still not been reached after 33.1 months of median study follow up, as assessed by investigator. The adverse event profile was generally consistent with the underlying advanced disease and the profile of the lymphodepletion and IL-2 regimens.

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

Lifileucel for Cervical Cancer

We are also developing lifileucel for the treatment of cervical cancer. Lifileucel for metastatic cervical cancer was formerly known as LN-145. According to estimates from the SEER program, approximately 14,480 women were diagnosed with cervical cancer, and approximately 4,290 cervical cancer-related deaths occurred in the U.S.

C-145-04 is an ongoing Phase 2, multicenter pivotal trial that will assess the safety and efficacy of lifileucel for the treatment of patients with recurrent, metastatic or persistent cervical cancer. In February 2019, lifileucel received Fast Track designation from the FDA for development in the treatment of cervical cancer with disease progression on or after chemotherapy. In March 2019, the protocol for this trial was amended to modify the primary endpoint of ORR to be determined by IRC. In May 2019, lifileucel received BTD from the FDA for development in the treatment of cervical cancer. Results from the C-145-04 clinical trial were reported at ASCO in June 2019. In 27 patients with metastatic cervical cancer, treatment with lifileucel resulted in an ORR of 44%. In the study there were 3 complete responses and 9 partial responses. The DCR was 85%. Patients were heavily pretreated and had a mean of 2.4 prior therapies. The median DOR had not been reached. The median follow-up was 7.4 months. The adverse event profile was generally consistent with the underlying advanced disease and the profile of the lymphodepletion and IL-2 regimens.

Based on an EOP2 meeting held with the FDA in June 2019, the FDA has acknowledged that results from the C-145-04 clinical trial may be sufficient to support registration of lifileucel in the treatment of patients with metastatic cervical cancer. In accordance with the FDA’s recommendations, the protocol was amended, to further define the patient population in Cohort 1 as outlined below. In November 2019, in order to evaluate lifileucel in additional lines of therapy in cervical cancer and to address the emerging treatment landscape, we amended the C-145-04 trial to collect additional data on combination therapy in early-line patients as well as TIL alone in late-line patients. These additional cohorts also allowed access to TIL therapy when the pivotal Cohort 1 was completed. The C-145-04 trial currently consists of the following cohorts of cervical cancer patients with recurrent, persistent, or metastatic disease:

●	Cohort 1 has completed enrollment in patients who have progressed during or after systematic chemotherapy;
●	Cohort 2 has closed enrollment to patients for treatment with lifileucel who have progressed during or after treatment with anti-PD-1/anti-PD-L1 checkpoint inhibitor in addition to systematic chemotherapy;
●	Cohort 3 is enrolling patients who have not received prior systemic therapy for recurrent, metastatic, or persistent disease, and will explore safety and efficacy of the combination of the lifileucel regimen with pembrolizumab;
●	Cohort 4 includes patients who have been previously enrolled but do not fit Cohort 1-3, including patients dosed with product produced by our Gen 1 TIL manufacturing process; and
●	Cohort 5 is enrolling patients for retreatment with LN-145 for patients who have progressed after initial treatment with lifileucel.

Given the emerging treatment landscape in cervical cancer, including the approval of pembrolizumab in combination with chemotherapy as a first-line treatment, we are engaging with the FDA to discuss our planned BLA submission and intend to execute our strategy based on feedback from the FDA for the BLA.

LN-145 for NSCLC

We are developing LN-145 alone and in combination with approved therapies to treat NSCLC. According to estimates from the SEER program, approximately 235,760 people were diagnosed with lung and bronchus cancers, and approximately 131,880 deaths occurred related to these cancers in the U.S. in 2021.

In November 2020, we announced that we had finalized the protocol for our potential registrational clinical trial in NSCLC, IOV-LUN-202, to investigate LN-145 in patients with recurrent or metastatic NSCLC, without driver mutations, who previously received a single line of approved systemic therapy of combined checkpoint inhibitor and chemotherapy. The IOV-LUN-202 clinical trial, which continues to enroll patients, includes three cohorts. Cohorts 1 and 3 of the IOV-LUN-202 clinical trial are enrolling patients who presented with a PD-L1 tumor proportion score, or TPS, of less than one percent at the time they started front-line therapy. Cohort 2 is enrolling patients with a PD-L1 TPS of greater than or equal to one percent at the time they started front-line therapy. In Cohort 3 we are exploring LN-145 manufactured from core biopsy using our Gen 3 manufacturing process. Patient dosing commenced in IOV-LUN-202 in the second quarter of 2021 and we intend to continue to enroll patients in the IOV-LUN-202 clinical trial throughout 2022.

LN-145 for Head and Neck Cancer

We are also developing LN-145 to treat head and neck cancer. According to estimates from the SEER program, approximately 66,630 people were diagnosed with head and neck-related cancers, which are referred to by the SEER program as oral cavity, pharynx and larynx cancers, and approximately 14,620 head and neck-related cancer deaths occurred in the U.S.

In June 2017, we enrolled our first patient in our ongoing Phase 2 trial, C-145-03, for the treatment of patients with recurrent and/or metastatic squamous cell carcinoma of the head and neck, who have failed one prior therapy. In 2018, preliminary data for 13 patients who were administered a mix of Gen 1 and Gen 2 products, was released showing an ORR of 31%, with 4 partial responses, with the DOR ranging from 2.8 to 7.6 months. Patients in the study had a median of three prior therapies. The safety findings from this study were also consistent with previous reports. The most common TEAEs observed at the time of that data cut included chills, hypotension, pyrexia, hyponatremia, and anemia. As additional results are reported for the C-145-03 study, the safety profile of LN-145 may change. We changed the design of our C-145-03 trial in 2020 so that enrolled patients would also be treated using either LN-145 produced from the Gen 3 manufacturing process or PD-1 selected TIL, known as LN-145-S1, from the PD-1 selected TIL manufacturing process in two separate cohorts. In January 2021, we announced that we are closing the C-145-03 clinical trial after the trial reached its pre-specified enrollment target.

Lifileucel and LN-145 in Combination with Pembrolizumab and Other Immunotherapies

In addition to the trials for lifileucel and LN-145 mentioned above, we are developing these products alone or in combination with pembrolizumab or other ICIs for melanoma, head and neck and NSCLC in our clinical trial IOV-COM-202, a Phase 2, multicenter trial that is composed of seven cohorts. In May 2019, we reported that the first patient was dosed in the IOV-COM-202 trial. In addition to the U.S., the IOV-COM-202 trial has active sites in Canada and in certain European countries. The IOV-COM-202 trial now consists of the following cohorts of patients:

●	Cohort 1A: patients with advanced unresectable or metastatic melanoma who have not received prior immunotherapy, including checkpoint inhibitors such as anti-PD-1/anti-PD-L1 therapy, for treatment with lifileucel in combination with pembrolizumab;
●	Cohort 1B: melanoma patients who have progressed during or after treatment with anti-PD-1/anti-PD-L1 checkpoint inhibitor and if BRAF mutant, after BRAF or BRAF/MEK inhibitor therapy for treatment with LN-145-S1;
●	Cohort 1C: melanoma patients who have progressed during or after treatment with anti-PD-1/anti-PD-L1 checkpoint inhibitor and if BRAF mutant, after BRAF or BRAF/MEK inhibitor therapy, for treatment with LN-145 manufactured using our Gen 3 process;
●	Cohort 2A: patients with advanced, recurrent, or metastatic HNSCC who are naïve to prior immunotherapy including anti-PD-1/anti-PD-L1 therapy, for treatment with LN-145 in combination with pembrolizumab;
●	Cohort 3A: patients with NSCLC who are naïve to prior immunotherapy including anti-PD-1/anti-PD-L1 therapy, for treatment with LN-145 in combination with pembrolizumab;
●	Cohort 3B: patients with NSCLC who have previously received systemic therapy, which could include checkpoint inhibitors or tyrosine kinase inhibitors, for treatment with LN-145 alone; and
●	Cohort 3C: patients with NSCLC who have progressed after one prior systemic therapy for treatment with LN-145 in combination with ipilimumab/nivolumab.

IOV-2001 PBL for CLL or SLL

In November 2019, we announced that our IND for IOV-2001 was approved by the FDA and that our sponsored clinical trial using this therapy, IOV-CLL-01, was cleared to proceed. IOV-2001 is a non-genetically modified, polyclonal T cell product that is manufactured using a nine-day process from 50 mL of a patient's blood sample. IOV-2001 is under investigation in a Phase 1/2 clinical trial for the treatment of CLL or SLL. Patients experiencing disease relapse during ibrutinib or acalabrutinib therapy treatment are eligible for this clinical trial. Preclinical studies of IOV-2001 have shown activity against autologous leukemia cancer cells, while treatment with ibrutinib and acalabrutinib has been demonstrated to improve the proliferation and effector functions of the IOV-2001 manufactured product.

Investigator-Sponsored Clinical Trials

TIL Therapy in Other Solid Tumor Indications

We are collaborating with MDACC on a clinical trial to evaluate TIL therapy in sarcomas, ovarian, and thyroid cancers. These trials, including NCT03449108, began enrolling patients in 2018. Patients in these trials are being treated with LN-145 or LN-145-S1 manufactured by us.

We are also collaborating with Yale University on a clinical trial to evaluate TIL therapy in triple-negative breast cancer, or TNBC, NCT04111510, which opened for enrollment in 2020. Patients in this trial will be treated with LN-145 manufactured by us. We are also collaborating with Moffitt on a clinical trial, NCT04052334, to explore MCC TIL in adolescent and young adult patients with soft tissue sarcoma.

TIL Therapy in Combination with Other Immunotherapy Drugs and/or in Earlier Lines of Therapy

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

We are collaborating with The Ohio State University to evaluate TIL therapy in high-risk melanoma in the neoadjuvant setting. This trial, NCT05176470, is expected to begin recruiting patients in 2022 who are diagnosed with stage IIIB-D melanoma that has spread to nearby tissue or lymph nodes (locally advanced). Patients in this trial will be treated with lifileucel manufactured by Iovance. The purpose of the study is to assess the feasibility of TIL expansion from all screened eligible patients who have had tumor-involved lymph nodes removed.

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

Cancer Immunotherapy

Despite the progress that has been made over the past several decades, effective treatment of cancer, especially solid tumors, continues to be challenging. Some reasons solid tumors are so difficult to treat are: (i) in many solid tumors, there are multiple genomic mutations, as well as intratumoral heterogeneity, (ii) there are numerous tumor neoantigens, with <1% of them being shared across patients with the same tumor histology and it is not always clear which particular mutations are critical, and (iii) solid tumors can adapt and find a way to evade treatments that target a single mutation. In addition, the tumor itself and the tumor microenvironment can suppress the patient’s natural immune response. When T cells with cancer-specific receptors are absent, present in low numbers, of poor quality, or rendered inactive by suppressive mechanisms employed by tumor tissue, the cancer can grow and spread to various organs. In addition, standard of care treatments for cancer can be deleterious to T cells’ ability to kill cancer.

We believe that adoptive cell therapy, specifically with the use of human polyclonal TIL cells as therapeutic entities to reengage the immune system, may be a significant advancement in the treatment of cancer. These one-time cellular therapies may avoid the long-term side effects associated with current treatments and have the potential to be effective. TIL therapy has the potential to treat solid tumors by increasing the effectiveness and number of a patient’s cancer-specific T cells. TIL therapy is polyclonal, and we believe that it is capable of targeting multiple tumor antigens on cancer cells. Furthermore, the non-myeloablative, or NMA, lymphodepleting chemotherapy administered prior to TIL infusion is capable of suppressing the hostile tumor microenvironment, which we believe will enhance the efficacy of TIL therapy.

Tumor-Infiltrating Lymphocytes

Our Gen 2 TIL therapy involves the following steps:

1.	Remove tumor sample: A surgical biopsy is conducted to remove about 1.5 cm of the tumor.

2.	Expand and rejuvenate patient-specific T cells using proprietary process: The tumor is fragmented to facilitate a clear path for TIL to leave the tumor tissue and placed in media. The ingredients and conditions in the culture media optimize the growth of TIL rather than other cell types. TIL are expanded exponentially ex vivo to yield billions (10[9] – 1011) of TIL using our Gen 2 process. Our Gen 2 manufacturing process takes 22 days from receipt of the patient’s tumor at the manufacturing facility until cryopreservation of a product ready for shipping of the final TIL product to the institution for infusion of the TIL back into the patient. Initially cells grow slowly during the pre-rapid expansion, or pre-rep, phase (day 0-11) followed by a rapid expansion, or REP phase (day 11-22). Following the pre-rep phase, the cells are transferred to a larger bioreactor and feeder cells are introduced to further activate the TIL to proliferate during the REP phase. On Day 16 the TIL are harvested while maintaining a closed system before they are counted and placed into multiple bioreactors which are incubated one last time until Day 22. TIL are filtered, washed, concentrated and finally formulated with cryopreservation media on Day 22. Up to four final product bags are then prepared on Day 22, depending on total cell count.

3.	Lymphodepletion and infusion: To prepare for TIL infusion, patient receives NMA lymphodepletion to eliminate potentially suppressive tumor microenvironment and maximize engraftment and potential potency of TIL therapy; the patient is infused with their expanded TIL and subsequently administered up to 6 doses of IL 2 to promote T-cell activity.

Tumor Infiltrating Lymphocytes (TIL): Leading Platform for Treatment of Solid Tumors

TIL – Unique Mechanism of Action

- Highly personalized
- One-time therapy
- Patient's own immune system amplified and rejuvenated

Lymphodepletion & Infusion
Remove Tumor Sample
Expand & Rejuvenate Patient-specific T Cells[1]

1. Simpson-Abelson et al., ESMO 2020

We currently treat patients with a single infusion of TIL product, although our protocols allow for more than one administration of TIL product. After infusion, TIL can potentially infiltrate the tumor microenvironment to eliminate large numbers of cancer cells. TIL can also further proliferate in the body. TIL therapy can potentially overcome several mechanisms of tumor escape to which endogenous T cells may be susceptible due to the hostile tumor microenvironment. In September 2020, we reported data at the European Society for Medical Oncology conference highlighting the reinvigoration of TIL during the Gen 2 manufacturing process.

Historical Clinical Results with TIL in Metastatic Melanoma

To date, hundreds of metastatic melanoma patients have already been treated with TIL therapy produced locally using different manufacturing methods at different academic institutions and hospitals in the U.S., Europe, Canada, and Israel. At the NCI, clinical responses have been relatively consistent in several trials that were conducted prior to anti-PD-1 treatment becoming the available standard of care for melanoma patients: over 50% of the melanoma patients treated with TIL achieved an objective response (i.e., tumor regression of 30% or more, as defined by RECIST criteria) and approximately 22-24% of patients have a complete response (tumor regression of 100%) with no evidence of disease remaining after only one administration. Most patients who have had a complete response remained in response in 3-7 years of follow up. Furthermore, patients can respond to TIL therapy regardless of their prior therapies.

In September 2015, Dr. Steven Rosenberg, a recognized pioneer in immuno-oncology and adoptive cell therapy using TIL, presented updated findings from a Phase 2 clinical trial of TIL therapy in metastatic melanoma at the American Association for Cancer Research Inaugural International Cancer Immunotherapy Conference. Data was presented from a 101 patient, Phase 2 clinical trial conducted at the NCI. In the trial, patients with advanced metastatic melanoma were equally divided in two groups. Both groups were treated according to a standard TIL protocol using NMA chemotherapy, with the second group also receiving total body irradiation, or TBI. 54% of the patients treated with TIL therapy achieved an objective response. Out of the 101 patients, 24, or 24%, had experienced a complete response and 23 of the 24, or 96%, showed ongoing durability of this response at 30 to 47 months following treatment, at the time of publication. Median follow-up time was approximately 40.9 months. Overall survival, or OS, was approximately 80% at 12 months, and median OS had not yet been achieved. Median progression-free survival was approximately 8-10 months. This observation was also presented by Dr. Stephanie Goff at the 2016 ASCO meeting and published in the Journal of Clinical Oncology in June 2016. At the ASCO 2018 meeting, Dr. Goff presented updated findings from the trial. Notably, patients that had prior anti PD-1 treatment had an ORR of 20-25%.

In August 2021, Seitter, et al., in a collaboration led by Dr. Rosenberg from the Surgery Branch of the NCI, published in Clinical Cancer Research the patient outcomes based on two decades of experience with TIL therapy in metastatic melanoma. The ORR in the entire cohort of 226 patients was 51%, with a complete response rate of 22%. The median overall survival and median melanoma-specific survival were 20.6 months and 22.2 months, respectively. The patients achieving a complete response (n=49) had a 10-year melanoma-specific survival of 96%. The ORR in the 192 patients who had not received anti-PD-1 therapy as a prior line of therapy was 56% with a median melanoma-specific survival of 28.5 months. Of the 43 patients who were refractory to anti-CTLA-4 therapy without exposure to anti-PD-1, there was no difference in the response rate (60%), when compared to those naïve to any immune checkpoint therapy (55%). Baseline demographic features, including BRAF status did not influence outcome. Prior therapies including refractoriness to anti-PD-1 and BRAF/MEK inhibitors affected outcome compared to patients who had no exposure to these agents. Out of the 226 patients reported, 34 were refractory to anti-PD-1 therapy and had an ORR of 24%, with a median melanoma-specific survival of 11.6 months. Decreased melanoma-specific survival was seen in patients refractory to BRAF/MEK inhibitors regardless of prior anti-PD-1 exposure with a median survival of 8.7 months (refractory to both anti-PD-1) and 12.1 months (naïve to anti-PD-1).

Clinical Results with TIL in Other Solid Tumor Indications

Under our CRADA with the NCI, we are providing research, development and clinical funding for the development of unmodified TIL therapy for a variety of solid tumor indications, including HPV-associated cancers (cervical, head and neck), melanoma, bladder, breast, lung cancers, glioblastoma multiforme, colorectal cancer, gastric cancer, pancreatic cancer, hepatocellular carcinoma and cholangiocarcinoma. Depending on results from the research and development and clinical trials conducted at the NCI under our CRADA, we may pursue the development and regulatory approval of TIL therapy for additional indications.

Safety

We continue to enroll patients in our ongoing clinical programs and we closely monitor our studies to learn about all safety events occurring, as described elsewhere in this Annual Report on Form 10-K. Some of these events may be associated with TIL therapy. Historically, the largest set of data for TIL therapy was generated by the NCI as part of their multiple clinical studies. Per publications from the NCI, toxicities or adverse events during TIL therapy have been mostly associated with either the lymphodepletion regimen or the IL-2 therapy given after TIL infusion as described by Goff et al. in the Journal of Clinical Oncology in June 2016. The historical approach to the administration of IL-2 is to continue dosing until intolerance. Our trials, however, have limited administration of IL-2 to up to 6 doses.

Next Generation TIL Product Strategies

We are developing next generation TIL products using owned and licensed intellectual property rights, in some cases in combination with collaborators such as Cellectis, as described elsewhere in this Annual Report on Form 10-K. These products include selected TIL therapies, genetically-modified and cytokine-tethered TIL therapies. We are also developing PBL therapy for CLL and SLL.

Process Development, Manufacturing, and Manufacturing Agreements

Our first generation TIL manufacturing process was based on the NCI’s original manufacturing and processing of TIL, which we modified so that it could be reproduced in a cGMP environment. This first-generation process expanded the number of TIL over a 5-to-6-week period and produced a non-cryopreserved product for administration to the patient. Our Gen 2 TIL manufacturing process, which was developed by our internal research and process development team, shortens the manufacturing process to 22 days while allowing for a cryopreserved product. The Gen 2 process is currently in use in almost all of our trials in which we manufacture TIL products, including lifileucel and LN-145. We have selected Gen 2 for product registration and ongoing and future TIL clinical development, although we continue to develop new TIL manufacturing processes. For example, at the SITC meeting in November 2021, we presented a poster on the expansion of TIL demonstrating the use of static bags for the clinical TIL manufacturing process. Furthermore, we have developed a third-generation manufacturing process, known as Gen 3 which has a shorter manufacturing process than Gen 2. We are testing Gen 3 in multiple clinical trials, as described elsewhere in this Annual Report on Form 10-K. We have also developed next generation manufacturing processes to genetically modify TIL using the TALEN technology licensed from Cellectis, including our lead preclinical program IOV-4001, as well as selections for TIL that are PD-1 positive, such as our product known as LN-145-S1.

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

Cut into fragments
or
Enzymatically dissociated
Express
courier from
clinical site to
manufacturer
Ex vivo
culture
IL-2
(*OKT3)
Excise
tumor
GMP MANUFACTURING FACILITY
Initial Expansion Step (7 - 11 DAYS)
Second Expansion Step (9 - 11 DAYS)
TIL Infusion
regimen
Harvest
IL-2
(*OKT3)
Expansion
ex vivo
TIL infusion
product
Express courier in
cryoshipper from
manufacturer to
clinical sites

Note: Up to 10 additional days for QC required after manufacturing = Total LN-145 manufacturing time ~32 days

To meet projected needs for commercial quantities of TIL products, we have built our own commercial manufacturing facility, the iCTC, to manufacture TIL product using the Gen 2 manufacturing process. As of the end of 2021, we had completed the commissioning activities at the iCTC and successfully manufactured and delivered the first clinical batch of LN-145 for the IOV-COM-202 trial, representing our first internally manufactured TIL product, as we continue our launch readiness activities to supply commercial TIL upon potential BLA approval. In addition, we have entered into MSAs with WuXi, Moffitt, and PharmaCell, which was acquired by Lonza, pursuant to which they have agreed to manufacture, package, ship and handle quality assurance and quality control of certain clinical trials for our TIL products working closely with our employees. We have two suites for clinical manufacturing at WuXi, and one of two suites is also available to manufacture TIL for commercial use. Cell processing activities are conducted at all facilities under cGMP, using qualified equipment and materials. We believe that all materials and components utilized in the production of the final TIL product are readily available from qualified suppliers. We expect to rely on our own manufacturing facility and these CMOs to meet anticipated clinical trial and if approved, commercial demands. In the future, we may rely on them or other third parties, or our own manufacturing capabilities for the manufacturing and processing of TIL-based product candidates for our clinical trials.

If we are unable to meet manufacturing capabilities and demand at our own commercial manufacturing facility, we may need to rely on CMOs, including both current and alternate suppliers, to ensure sufficient capacity is available for commercial purposes.

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

Fast Track Designations

In August 2017, we announced that the FDA had granted Fast Track designation for lifileucel for the treatment of advanced metastatic melanoma. In February 2019, we announced that the FDA had granted Fast Track designation for lifileucel in the treatment of metastatic cervical cancer. Additionally, in November 2021, we announced that the FDA granted Fast Track designation for lifileucel in combination with pembrolizumab for the treatment of ICI naïve metastatic melanoma based on the unmet medical need and potential advantages for this combination over available care. The FDA’s Fast Track process is designed to facilitate the development and expedite the review of drugs that treat serious conditions and fill an unmet medical need. Fast Track designation allows more frequent meetings and communications with the FDA to discuss the drug’s development plans and review process. The Fast Track designation also allows for the possibility for rolling review of a BLA by FDA, and also potential eligibility if certain criteria are met for accelerated approval.

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

The five primary areas of our pre-launch efforts include:

●	engagement with potential authorized treatment centers, or ATCs, for commercial launch;
●	development of a close collaboration with healthcare professionals, or HCPs, who will be handling or administering our product;
●	operational excellence by us in provision of our product;
●	communication with payors; and
●	building a patient-centric organization.

To date, in the U.S., lifileucel has been administered in 19 clinical trial centers for melanoma. We anticipate that these clinical trial centers will be among the initial 40 ATCs at launch upon approval.

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

We have developed our own patent portfolio based on internal research and development activities. As a result, we now own a number of pending patent applications and granted patents in the fields of TIL therapy, MIL therapy, and PBL therapy, TIL, MIL, and PBL manufacturing processes, and TIL, MIL, and PBL expansion methods. For example, we currently own more than 35 U.S. patents related to TIL therapy, including patents directed to compositions and methods of treatment in a broad range of cancers, such as U.S. Patent Nos. 10,130,659; 10,166,257; 10,272,113; 10,363,273; 10,398,734; 10,420,799; 10,463,697; 10,517,894; 10,537,595; 10,639,330; 10,646,517; 10,653,723; 10,695,372; 10,894,063; 10,905,718; 10,918,666; 10,925,900; 10,933,094; 10,946,044; 10,946,045; 10,953,046; 10,953,047; 11,007,225; 11,007,226; 11,013,770; 11,026,974; 11,040,070; 11,052,115; 11,052,116; 11,058,728; 11,083,752; 11,123,371; 11,141,438 11,168,303; 11,168,304; 11,179,419; 11,202,803; 11,202,804; and 11,241,456. More than 30 of these patents are related to our Gen 2 TIL manufacturing processes and have terms that we anticipate will extend to January 2038, not including any patent term extensions or adjustments that may be available. Our owned and licensed intellectual property portfolio also includes patent applications relating to TIL, MIL, and PBL therapies; frozen tumor-based TIL technologies; remnant TIL and digest TIL compositions, methods and processes; methods of treatment of a broad range of cancers using TIL therapies; methods of manufacturing TIL, MIL, and PBL therapies; the use of costimulatory molecules in TIL therapy and manufacturing; stable and transient genetically-modified TIL therapies; methods of using ICIs in combination with TIL therapies; TIL selection technologies; and methods of treating patient subpopulations.

Research, Development and License Agreements

Currently, preclinical research and development is conducted primarily at our own internal research and development laboratory in Tampa, Florida, and additionally with the NCI, Moffitt, and MDACC, as described below. We sponsor our own clinical trials and also collaborate on investigator-sponsored clinical trials with the NCI, Moffitt, and MDACC.

In addition, we hold exclusive, co-exclusive, and non-exclusive licenses to certain patent and other intellectual property rights with the NIH, an agency of the U.S. Public Health Service within the Department of Health and Human Services, Moffitt, MDACC, Novartis, and Cellectis as described in this Annual Report on Form 10-K.

National Institutes of Health and the National Cancer Institute

Cooperative Research and Development Agreement

In August 2011, we signed a five-year CRADA with the NCI, to work with Dr. Steven Rosenberg on developing adoptive cell immunotherapies that are designed to destroy metastatic melanoma cells.

In January 2015, we executed an amendment to the CRADA to include four new indications. As amended, in addition to metastatic melanoma, the CRADA included the development of TIL therapy for the treatment of patients with bladder, lung, triple-negative breast, and cancers associated with HPV.

In August 2016, the NCI and we entered into a second amendment to the CRADA. The principal changes effected by the second amendment included (i) extending the term of the CRADA by another five years to August 2021, and (ii) modifying the focus on the development of unmodified TIL as a stand-alone therapy or in combination with products licensed by the FDA, and commercially available reagents routinely used for adoptive cell therapy. The parties have continued the development of improved methods for the generation and selection of TIL with anti-tumor reactivity in metastatic melanoma, bladder, lung, breast, and HPV-associated cancers.

In August 2021, the NCI and we entered into a third amendment to the CRADA. The third amendment, among other things, extended the term of the CRADA by three years to August 2024. The research plan in this amendment includes the evaluation in clinical trials of strategies for development of more potent TILs, such as selection of CD39/69 double negative cells and the use of certain inhibitors or other reagents in TIL expansion cultures.

Pursuant to the terms of the CRADA, as amended, we are required to make quarterly payments of $0.5 million to the NCI for support of research activities. To the extent we license patent rights relating to a TIL-based product candidate, we will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, we may be required to supply certain test articles, including TIL, grown and processed under cGMP conditions, suitable for use in clinical trials. We or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date.

Patent License Agreement Related to the Development and Manufacture of TIL

Effective October 5, 2011, we entered into an Exclusive Patent License Agreement, or the Patent License Agreement, with the NIH, which was subsequently amended on February 9, 2015 and October 2, 2015. Pursuant to the Patent License Agreement as amended, the NIH granted us licenses, including exclusive, co-exclusive, and non-exclusive licenses, to certain technologies relating to autologous tumor infiltrating lymphocyte adoptive cell therapy products for the treatment of metastatic melanoma, lung, breast, bladder and HPV-positive cancers, or collectively the Indications. The Patent License Agreement requires us to pay royalties based on a percentage of net sales (which percentage is in the mid-single digits), a percentage of revenues from sublicensing arrangements, and lump sum benchmark royalty payments on the achievement of certain clinical and regulatory milestones for each of the Indications and other direct costs incurred by the NIH pursuant to the agreement.

Effective May 6, 2021, we entered into an Amended and Restated Patent License Agreement with NIH, or the Amended and Restated Patent License Agreement, which includes the grant of additional exclusive, worldwide patent rights in the Indications to cytokine-tethered TIL technology, and expands the non-exclusive, worldwide field of use to all cancers. The Amended and Restated Patent License Agreement requires us to pay royalties based on a percentage of net sales in jurisdictions where patent rights exist, which percentage can fall into a tier that may be less than one percent to mid-single digits depending upon certain events, including the exclusivity of the rights, and we expect lower overall royalty payments as a result. We also agreed to pay potential milestone payments on the achievement of certain clinical, regulatory, and commercial sales milestones for each of the Indications and other direct costs incurred by the NIH pursuant to the Amended and Restated Patent License Agreement, as well as a percentage of revenues from sublicensing arrangements. We anticipate making milestone payments, including a payment in the low single-digit millions of dollars, in conjunction with the approval of a BLA for any of our product candidates covered by the Amended and Restated Patent License Agreement. The term of the Amended and Restated Patent License Agreement continues until the expiry of the last-to-expire patent rights licensed thereunder, and the agreement contains standard termination provisions.

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

H. Lee Moffitt Cancer Center

Research Collaboration and Clinical Grant Agreements with Moffitt

In December 2016, we entered into a three-year Sponsored Research Agreement with Moffitt, which expired in December 2019. In June 2020, we entered into a new Sponsored Research Agreement with Moffitt, with a term that ends either upon completion of the research thereunder or on July 1, 2022, whichever is sooner, and under which immaterial payments will be made to Moffitt in connection with the research services thereunder. In December 2016, we entered into a clinical grant agreement with Moffitt to support an ongoing clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with metastatic melanoma. In June 2017, we entered into a second clinical grant agreement with Moffitt to support a new clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with non-small cell lung cancer, under which we obtained a non-exclusive, royalty-free license to any new Moffitt inventions made in the performance of the agreement. Under both clinical grant agreements with Moffit, we have non-exclusive rights to clinical data arising from the respective clinical trials.

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

We entered into a second license agreement with Moffitt effective as of May 7, 2018, or the Second Moffitt License, under which we received an exclusive license to Moffitt’s rights to patent-pending technologies related to the use of 4-1BB agonists in conjunction with TIL manufacturing processes and therapies. Pursuant to the Second Moffitt License, we paid an upfront licensing fee in the amount of $0.1 million in 2018. An annual license maintenance fee is also payable commencing on the first anniversary of the effective date. In addition, we agreed to pay an annual commercial use payment for each indication for which a first sale has occurred. We subsequently exercised an option to exclusively license Moffitt’s rights to patent pending technologies related to the use of tumor digests in conjunction with TIL manufacturing processes and therapies, and we and Moffitt amended and restated the Second Moffitt License in October 2021, or the Amended & Restated Second Moffit License, to include these rights. Pursuant to the Amended & Restated Second Moffitt License, we paid an upfront licensing fee in the amount of $0.2 million in 2021. In addition, we agreed to pay an annual commercial use payment for each indication for which a first sale has occurred for products relating to the use of 4-1BB antagonists and for products relating to the use of tumor digests covered by the license.

The University of Texas M.D. Anderson Cancer Center

Strategic Alliance Agreement

In April 2017, we entered into a Strategic Alliance Agreement, or the SAA, with MDACC agreed to conduct clinical and preclinical research studies. We agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA. In return, we acquired all rights to inventions resulting from the studies and have been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of

MDACC reasonably necessary to exploit, including the commercialization thereof. We have also been granted certain rights in clinical data generated by MDACC outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt by us of all deliverables due from MDACC thereunder. In May 2017, we made a prepayment of $1.4 million under this agreement. In light of the disease caused by the novel coronavirus, SARS-CoV-2, which was declared a public health emergency on January 31, 2020, under section 319 of the Public Health Service Act (42 U.S.C. 247d) by the Secretary of Health and Human Services, and which we refer to herein as the COVID-19 pandemic, MDACC temporarily suspended their research programs and decommissioned their research labs, and as a result, enrollment in our MDACC-sponsored studies under the SAA was temporarily paused in the first half 2020, but has since been restarted.

WuXi Advanced Therapies, Inc.

In November 2016, we entered into a three-year manufacturing and services agreement, or MSA, with WuXi, pursuant to which WuXi agreed to provide manufacturing and other services, which has since been amended and assigned to our subsidiary Iovance Biotherapeutics Manufacturing LLC. Under the agreement, we entered into two statements of work for two cGMP manufacturing suites to be established and operated by WuXi for us, and both of the suites are expected to be capable of being used for the commercial manufacture of our products. The first statement of work was amended in June 2019, September 2020, and February 2021, and the second statement of work was amended in July 2019 and July 2021. Both statements of work provide for adjustments to the targeted production capacity levels and the corresponding fixed fees upon written notice from us of 30 days and 90 days for the first and second suites, respectively. The terms of the related statements of work currently extend to February 2022 for the first statement of work and were extended to December 2022 for the second statement of work.

Cellectis S.A.

In December 2019, we entered into a research collaboration and exclusive worldwide license agreement under which we license gene-editing technology from Cellectis. Financial terms of the license include development, regulatory and sales milestone payments from us to Cellectis, as well as royalty payments based on net sales of TALEN-modified TIL products.

Novartis Pharma AG

In January 2020, we obtained a license from Novartis Pharma AG, or Novartis, to develop and commercialize an antibody cytokine engrafted protein, which we refer to as IOV-3001. Under the agreement, we have paid an upfront payment to Novartis and may pay future milestones related to initiation of patient dosing in various phases of clinical development for IOV-3001 and approval of the product in the U.S., the European Union, or EU, and Japan. Novartis is also entitled to low-to-mid single digit percentage royalties from commercial sales of the product.

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

Due to the promising clinical therapeutic effect of their therapies in clinical exploratory trials, we anticipate substantial direct competition from other organizations developing advanced T cell therapies targeting patients who have received prior anti-PD-1/PD-L1 therapies. In particular, we expect to compete with other new therapies for our lead indications developed by companies such as Agenus, BeyondSpring, Bristol-Myers Squibb, Merck, Nektar Therapeutics, Idera Pharmaceuticals, Checkmate Pharmaceuticals, Daiichi Sankyo, Eisai, Exelixis, Mirati Therapeutics, OncoSec Medical, Replimune, Regeneron Pharmaceuticals, Seagen, and Genmab. We also may compete with other TIL therapies in development by companies such as Instil Bio, Achilles Therapeutics, KSQ

Therapeutics, Obsidian Therapeutics, Immatics, TILT Biotherapeutics, WindMIL Therapeutics, GRIT Biotechnology, Lyell Immunopharma, Cellular Biomedicine Group, and others. We also may compete with therapies based on genetically engineered T cell receptors rendered reactive against tumor-associated antigens prior to their administration to patients, as well as TIL therapies that are designed to be specific to neoantigens, including products developed by Adaptimmune Therapeutics, Alaunos Therapeutics, Marker Therapeutics, Turnstone Biologics, Neogene and others. To date, these technologies have been primarily applicable to hematologic malignancies, but their application in solid tumor indications may create competition with us.

Competition for late-stage melanoma patients may come, if approved, from several therapies currently under clinical development across our lead indications in metastatic melanoma, non-small cell lung and cervical cancers. If we are successful in developing lifileucel for metastatic melanoma, we will compete against other investigational agents in late-stage development for use in combination with approved anti-PD-1 therapies at Bristol-Myers Squibb (relatlimab, a LAG-3-blocking antibody), Idera Pharmaceuticals (IMO-2125, a toll-like receptor, or TLR, 9 agonist), Checkmate Pharmaceuticals (CMP-001, a TLR9 agonist), Eisai (levatinib, a multiple tyrosine kinase inhibitor) and Replimune (RP1, or vusolimogene oderparepvec, an oncolytic virus therapy).

Competition for lifileucel in late-stage cervical cancer patients also may arise from approved therapy TIVDAK™ (tisotumab vedotin-tftv) from Seagen/Genmab as well as an investigational agent in clinical development at Agenus (balstilimab, an anti-PD-1 therapy) for use in combination with approved anti-CTLA-4 inhibitor zalifrelimab. In addition, the cervical cancer treatment landscape has further evolved with the approval of KEYTRUDA + chemo + bevacizumab in front-line cervical cancer.

We may also face competition for NSCLC patients from a large number of therapies in clinical development that target specific, emerging driver mutations in populations that overlap with our patient populations of interest, including Daiichi Sankyo/Astra Zeneca (datopotamab deruxtecan, an antibody-drug candidate), as well as sponsors with anti-PD-1 combinations in clinical development such as Exelixis (cabozantinib + atezolizumab), Mirati Therapeutics (sitravatinib + nivolumab) and Merck (vibostolimab alone and in combination with pembrolizumab). The studies for these NSCLC therapies are in various stages of the clinical pipeline, including several in Phase 3 trials.

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

Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent commercial production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with cGCP.

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

Through the 21st Century Cures Act, or Cures Act, Congress also established another expedited program, called a RMAT designation. The Cures Act directs the FDA to facilitate an efficient development program for and expedite review of RMATs. To qualify for this program, the product must be a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or a combination of such products, and not a product solely regulated as a human cell and tissue product. The product must be intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition, and preliminary clinical evidence must indicate that the product has the potential to address an unmet need for such disease or condition. Advantages of the RMAT designation include all the benefits of the Fast Track and breakthrough therapy designation programs, including early interactions with the FDA. These early interactions may be used to discuss potential surrogate or intermediate endpoints to support accelerated approval.

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

Post-Approval Requirements

Any products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product and deviations, annual reporting and monitoring and providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, certain electronic records and signature requirements, fulfilling post-marketing study and REMS commitments, and complying with FDA promotion and advertising requirements, which include, among other things, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses or otherwise consistent with the FDA-approved product labeling (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, rules regarding communication of health care economic information regarding biopharmaceutical products to payors and formularies, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available products for off-label use, if they deem such use to be appropriate in their professional medical judgment, manufacturers may not market or promote such off-label uses. In the past several years, certain court decisions have impacted FDA’s enforcement activity regarding off-label promotion in light of First Amendment considerations; however, there are still significant risks in this area, in part due to the potential for False Claims Act exposure.

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

Commercial products must meet the requirements of the Drug Supply Chain Security Act, or DSCSA, which imposes obligations on manufacturers of prescription biopharmaceutical products for commercial distribution, regulating the distribution of the products at the federal level, and sets certain standards for federal or state registration and compliance of entities in the supply chain, including manufacturers and repackagers, wholesale distributors, third-party logistics providers, and dispensers. The DSCSA preempts previously enacted state laws and the pedigree requirements of the Prescription Drug Marketing Act, or PDMA. Trading partners within the drug supply chain must now ensure certain product tracing requirements are met that they are doing business with other authorized trading partners; and they are required to exchange transaction information, transaction history, and transaction statements. Product identifier information, an aspect of the product tracing scheme, is required. The DSCSA requirements, development of standards, and the system for product tracing have been and will continue to be phased in over a period of years, with the FDA indicating that it would permit certain exemptions and exclusions, and exercise enforcement discretion on certain aspects of the law due to the COVID-19 pandemic, although this situation may continue to evolve. The distribution of product samples continues to be regulated under the PDMA, and some states also impose regulations on drug sample distribution.

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

Payments made to physicians and other healthcare providers, and other financial interests, have been the subject of a range of federal and state laws. The federal physician payment transparency requirements, sometimes referred to as the Physician Payments Sunshine Act, or the Sunshine Act, was created under the ACA. The Sunshine Act, among other things, imposes reporting requirements on drug manufacturers for payments or other transfers of value made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians, other healthcare providers, and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an additional aggregate of $1 million per year for “knowing failures,” for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. The Sunshine Act was amended requiring applicable manufacturers, in 2021, to begin tracking payments and transfers of value to physician assistants, nurse practitioners, and other mid-level HCPs as well as physicians, with reporting relative to these mid-level practitioners first due in 2022. Additionally, certain states also mandate implementation of commercial compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and other HCPs.

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

Employees and Human Capital Management

As of December 31, 2021, we had 319 employees, 242 of whom were engaged in research and development activities and 77 of whom were engaged in general and administrative support activities. None of our employees are subject to a collective bargaining agreement. Our employees are highly skilled, and many hold advanced degrees. Most of our employees have experience with the development of cell therapies. We consider our relationship with our employees to be good. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, a 401(k) plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among other benefits. We have taken proactive, aggressive action throughout the COVID-19 pandemic to protect the health and safety of our employees. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. We may take further actions, in compliance with all appropriate government regulations, that we determine to be in the best interest of our employees.

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

Item 1A. Risk Factors

The risks described below may not be the only ones relating to our company. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial conditions and future prospects and the trading price of our common stock could be harmed as a result of any of these risks. Investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our financial statements and related notes, and our other filings from time to time with the Securities and Exchange Commission, or SEC.

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

●	We are substantially dependent on the success of our product candidates and cannot guarantee that these product candidates will successfully complete development, receive regulatory approval, or be successfully commercialized;
●	We may encounter substantial delays in our clinical trials or may not be able to conduct our trials on the timelines we expect and we may be required to conduct additional clinical trials or modify current or future clinical trials based on feedback we receive from the FDA;
●	It may take longer and cost more to complete our clinical trials than we project, or we may not be able to complete them at all;
●	Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which would prevent or delay regulatory approval and commercialization;
●	The manufacture of our product candidates is complex, and we may encounter difficulties in production, particularly with respect to process development, quality control, or scaling-up of our manufacturing capabilities. If we, or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure;
●	Cell-based therapies and biologics rely on the availability of reagents, specialized equipment, and other specialty materials, which may not be available to us on acceptable terms or at all. For some of these reagents, equipment, and materials, we rely or may rely on sole source vendors or a limited number of vendors, which could impair our ability to manufacture and supply our products;
●	We collaborate with governmental, academic and corporate partners to improve and develop TIL therapies for new indications for use in combination with other therapies and to evaluate new TIL manufacturing methods, the results of which, because the manufacturing processes are not within our control, may be incorrect or unreliable;
●	We may need additional financing to fund our operations and complete the development and commercialization of our various product candidates, and if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our product candidates. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates;
●	We are subject to extensive regulation, which can be costly, time consuming and can subject us to unanticipated delays; even if we obtain regulatory approval for some of our products, those products may still face regulatory difficulties;
●	We are required to pay substantial royalties and lump sum benchmark payments under our license agreements with the NIH, Moffitt, Novartis, and Cellectis, and we must meet certain milestones to maintain our license rights;
●	Because our current products represent, and our other potential product candidates will represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, the market acceptance, third-party reimbursement coverage and the commercial potential of our product candidates;
●	No assurance can be given that the Gen 2 manufacturing process we have selected will be FDA-compliant, more efficient and lower the cost to manufacture TIL products;
●	We face significant competition from other biotechnology and pharmaceutical companies and from non-profit institutions;
●	Development of a product candidate intended for use in combination with an already approved product may present more or different challenges than development of a product candidate for use as a single agent;

●	A Fast Track product designation, Breakthrough Therapy designation or other designation to facilitate product candidate development may not lead to faster development or a faster regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval;
●	While lifileucel has received Orphan Drug Designation, or ODD, for melanoma stages IIB-IV and for cervical cancer patients with tumors greater than 2 cm, there is no guarantee that we will be able to maintain this designation, receive these designations for any of our other product candidates, or receive or maintain any corresponding benefits, including periods of exclusivity;
●	As a condition of approval, the FDA may require that we implement various post-marketing requirements and conduct post-marketing studies, any of which would require a substantial investment of time, effort, and money, and which may limit our commercial prospects;
●	We may be unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, if they are approved, and as a result, we may be unable to generate product revenues;
●	If our product candidates do not achieve broad market acceptance, the revenues that we generate from their sales will be limited;
●	Our business could be adversely affected by the effects of health epidemics, including the recent spread of the COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations, including at our headquarters in San Carlos, California and at our manufacturing facility in Philadelphia, Pennsylvania, which are currently subject to state executive orders and shelter-in-place orders, and at our clinical trial sites, as well as the business or operations of our other manufacturers, CROs or other third parties with whom we conduct business;
●	We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth;
●	We may rely on third parties to perform many essential services for any products that we commercialize, including services related to distribution, government price reporting, customer service, accounts receivable management, cash collection, and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize our current or future product candidates will be significantly impacted and we may be subject to regulatory sanctions;
●	The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates;
●	Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions;
●	Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates profitably; and
●	Governments outside the U.S. tend to impose strict price controls, which may adversely affect our revenues, if any.

Risks Related to Our Business

We have a history of operating losses; we expect to continue to incur losses and we may never be profitable.

We are a clinical-stage biotechnology company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient's own immune system to eradicate cancer. We do not have products approved for commercial sale and have not generated revenue from operations. As of December 31, 2021, we had an accumulated deficit of $1.2 billion. In addition, during the year ended December 31, 2021, we incurred a net loss of $342.3 million. Since our inception we have not generated any revenues from operations. We are preparing for the commercial launch of our products, if approved, in 2022. We do not expect to generate any meaningful product sales or royalty revenues until we have a product approved. We expect to incur significant additional operating losses in the future as we expand our development and clinical trial activities in support of demonstrating the effectiveness of our products.

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

We are heavily reliant on third parties to conduct our clinical trials. We have a limited history of conducting clinical trials and have no experience as a company in filing and supporting the applications necessary to gain marketing approvals. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety, purity, and potency for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by, applicable regulatory authorities. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. As a result of the COVID-19 pandemic, institutions and research sites that currently conduct clinical trials may not be able to return to normal clinical trial operations for some time, or may no longer choose to participate in studies in the future. Furthermore, clinical trials may be delayed or otherwise may be more difficult to execute in the future.

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

Our reliance on these third parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on the CROs, clinical trial sites, and other third parties does not relieve us of these oversight responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical trials are conducted in accordance with Good Laboratory Practices, or GLPs, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with GCPs for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections (including pre-approval inspections once a BLA is filed with the FDA) of trial sponsors, clinical investigators, trial sites and certain third parties including CMOs. If we, our CROs, clinical trial sites, or other third parties fail to comply with Good Clinical Practices, or applicable GCPs, or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations.

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

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any current or future clinical studies will be conducted as planned or completed on schedule, if at all, or that any of our product candidates will receive regulatory approval. We initiated clinical trials in patients with metastatic melanoma, cervical, head and neck and non-small cell lung cancers, and in other indications in collaboration with third parties. We have completed enrollment in the pivotal clinical trial for melanoma, C-144-01. In May 2020, we disclosed interim results for Cohort 4 of the C-144-01 clinical trial. The interim results speak only to data available as of March 16, 2020, and although such data have been reviewed by the investigators, they have not been reviewed by an IRC. In addition, differences in patient population may affect the clinical results of Cohort 4 as compared to Cohort 2. We plan to initiate trials in new indications, and new cohorts in existing trials. Even as these trials progress, issues may arise that could require us to suspend or terminate such clinical trials or could cause the results of one cohort to differ from a prior cohort. For example, we may experience slower than anticipated enrollment in our pivotal clinical trials, which may consequently delay our BLA filing timelines or permit competitors to obtain approvals that may alter our BLA filing strategy. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely initiation or completion of clinical development, or product approval include:

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

We are currently enrolling six company-sponsored clinical trials to assess the overall safety and efficacy of Iovance TIL monotherapy and TIL combinations in patients with melanoma, cervical, head and neck and lung cancers across late-line and early treatment settings, as well as our peripheral blood lymphocyte, or PBL, technology for hematological malignancies. However, we may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. Our ability to enroll or treat patients in our other studies, or the duration or costs of those studies, could be affected by multiple factors, including, preliminary clinical results, which may include efficacy and safety results from our ongoing Phase 2 studies, but may not be reflected in the final analyses of these trials. For example, our studies of our TIL therapy lifileucel in patients with metastatic cervical cancer and metastatic melanoma utilize an “open-label” trial design. An open-label trial is one where both the patient and investigator know whether the patient is receiving the test article or either an existing approved drug or placebo, which has the potential to create selection bias in the investigators. In our Phase 2 open-label studies of TIL therapy lifileucel in patients with metastatic cervical cancer and metastatic melanoma, the investigators have significant discretion over the selection of patient participants. Although preliminary data from these trials was generally positive, that data may not necessarily be representative of interim or final results, as new patients are cycled through the applicable treatment regimes. As the trials continue, the investigators may prioritize patients with more progressed forms of cancer than the initial patient population, based on the success or perceived success of that initial population. Patients with more progressed forms of cancer may be less responsive to treatment, and accordingly, interim efficacy data may show a decline in patient response rate or other assessment metrics. As the trials continue, investigators may shift their approach to the patient population, which may ultimately result in a decline in both interim and final efficacy data from the preliminary data, or conversely, an increase in final efficacy data following a decline in the interim efficacy data, as patients with more progressed forms of cancer are cycled out of the trials and replaced by patients with less advanced forms of cancer. This opportunity for investigator selection bias in our trials as a result of open-label design may not be adequately handled and may cause a decline in or distortion of clinical trial data from our preliminary results. Depending on the outcome of our open-label studies, we may need to conduct one or more follow-up or supporting studies in order to successfully develop our products for FDA approval. Many companies in the biotechnology, pharmaceutical and medical device industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we cannot be certain that we will not face such setbacks.

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

Because our product candidates are manufactured specifically for each individual patient, we will be required to maintain a chain of identity with respect to the patient’s tumor as it moves from the patient to the manufacturing facility, through the manufacturing process, and back to the patient. Maintaining such a chain of identity is difficult and complex, and failure to do so could result in adverse patient outcomes, loss of product, or regulatory action including withdrawal of our products from the market. Further, as product candidates are developed through preclinical to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials or otherwise necessitate the conduct of additional studies.

Currently, our product candidates are manufactured using processes developed or modified by us or by our third-party research institution collaborators that we may not intend to use for more advanced clinical trials or commercialization. We have selected Gen 2 as the manufacturing process for product registration, and all ongoing and future company-sponsored clinical trials. Although we believe Gen 2 is a commercially viable process, there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency, and timely availability of raw materials. This includes potential risks associated with the FDA not agreeing with all of the details of our validation data or other aspects of our potency assay or assays for Cohort 4 of our C-144-01 clinical trial. For example, on October 5, 2020, we announced that we and the FDA have not been able to agree on the required potency assays to fully define our TIL therapy, which is required as part of a BLA submission, and that as a result of these developments, our BLA submission was not expected by the end of 2020 and was anticipated instead to occur in 2021. Previously, we reported the submission of assay data to the FDA, and on May 18, 2021, we announced that we had received regulatory feedback from the FDA regarding our potency assays for lifileucel. Following FDA feedback regarding the potency assays for lifileucel, we have continued ongoing work developing and validating our potency assays and have engaged in discussions with the FDA during the second half of 2021. Our BLA submission for lifileucel is now expected to occur during the first half of 2022. As a result of these challenges, we may experience delays in our clinical development and/or commercialization plans. Furthermore, we may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

Our current manufacturing strategy involves the use of CMOs. Currently our product candidates are manufactured by WuXi, Lonza, and Moffitt. Should we continue to use CMOs, we may not succeed in maintaining our relationships with our current CMOs or establishing relationships with additional or alternative CMOs. Our product candidates may compete with other products and product candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing for us and willing to do so. If our CMOs should cease manufacturing for us, we would experience delays in obtaining sufficient quantities of our product candidates for clinical trials and, if approved, commercial supply. Further, our CMOs may breach, terminate, or not renew these agreements. If we were to need to find alternative manufacturing facilities it would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. The commercial terms of any new arrangement could be less favorable than our existing arrangements and the expenses relating to the transfer of necessary technology and processes could be significant.

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

In addition to our own research and process development efforts, we seek to collaborate with government, academic research institutions and corporate partners to improve TIL manufacturing and to develop TIL therapies for new indications. In 2017-2020, we announced our continued collaborations with Moffitt, MDACC, and The Ohio State University to evaluate several new solid tumor and hematologic indications for TIL therapy in clinical and preclinical studies as well as, in some cases, new TIL manufacturing approaches. The results of these collaborations may be used to support our filing with the FDA of INDs to conduct more advanced clinical trials of our product candidates, or to otherwise analyze or make predictions or decisions with respect to our current or future product candidates. However, because the majority of our collaborations are conducted at outside laboratories and we do not have complete control over how the studies are conducted or reported or over the manufacturing methods used to manufacture TIL product, the results of such studies, which we may use as the basis for our conclusions, projections or decisions with respect to our current or future product candidates, may be incorrect or unreliable, or may have a negative impact on us if the results of such studies are imputed to our products or proposed indications, even if such imputation is improper. For example, we have entered into collaborations with Moffitt, and MDACC to perform clinical trials using TIL products that differ from our products, but the results of these clinical trials, if negative, may adversely impact our stock price and our development plans for our products. Additionally, we may use third party data to analyze, reach conclusions or make predictions or decisions with respect to our product candidates that may be incomplete, inaccurate or otherwise unreliable.

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

Our operations have consumed substantial amounts of cash since inception. From our inception to December 31, 2021, we have an accumulated deficit of $1.2 billion. In addition, our research and development and our operating costs have also been substantial and are expected to increase. For example, in October 2018, we closed an underwritten public offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $236.7 million. In June 2020, we closed another underwritten offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $567.0 million. In February 2021 we entered into an open market sale agreement, or the Sales Agreement, with Jefferies LLC, which provides for the sale of up to $350.0 million of our common stock from time to time. For the year ended December 31, 2021, we received $203.2 million in net proceeds through the sale of 6,474,099 shares of our common stock. As of December 31, 2021, we had $602.1 million in cash, cash equivalents and investments ($78.2 million of cash and cash equivalents, $426.2 million in short-term investments, $91.6 million of long-term investments, and restricted cash of $6.1 million).

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

Our net operating loss carryforwards and any future research and development tax credits may expire and not be used. As of December 31, 2021, we had U.S. federal net operating loss carryforwards of approximately $945.3 million. Our net operating loss carryforwards arising in taxable years ending on or prior to December 31, 2017 will begin expiring in 2027 if we have not used them prior to that time. Net operating loss carryforwards arising in taxable years ending after December 31, 2017 are no longer subject to expiration under the Internal Revenue Code of 1986, as amended, or the Code. Additionally, our ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Sections 382 and 383 of the Code, respectively, if we have a cumulative change in ownership of more than 50% within a three-year period.

Prior to December 31, 2020, we have experienced multiple ownership changes. As a result, the federal and state carryforwards associated with the net operating loss and credit deferred tax assets were reduced by the amount of tax attributes estimated to expire during their respective carryforward periods. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. Depending on our future tax position, limitation of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

Recently enacted tax reform legislation in the U.S., changes to existing tax laws, or challenges to our tax positions could adversely affect our business and financial condition.

In recent years, various tax legislations were signed into law. On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was signed into law, making significant changes to the Internal Revenue Code.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted in response to the COVID-19 pandemic. Certain provisions of the CARES Act amend or suspend certain provisions of the Tax Act. For example, the tax relief measures under the CARES Act for businesses include a five-year net operating loss carryback, suspension of annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. On June 15, 2020, Assembly Bill 85 was passed in California which suspended the use of net operating losses and limited the use of credits for certain corporations. Changes to existing federal and state tax laws could adversely impact our business, results of operations and financial position as the impact of recent tax legislation is uncertain.

In addition, U.S. federal, state and local tax laws are extremely complex and subject to various interpretations. Although we believe that our tax estimates and positions are reasonable, including our decision to build our iCTC facility at the Navy Yard in Philadelphia in order to take advantage of the site's designation as a Keystone Opportunity Zone, Keystone Opportunity Expansion Zone, or Keystone Opportunity Improvement Zone, or collectively KOZ, which allows incentives for business development, as well as certain other financial incentives provided by the Commonwealth of Pennsylvania, the City of Philadelphia and the Philadelphia Industrial Development Corporation, there can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. Further, challenges to the site's designation as a KOZ or broader challenges to Pennsylvania's KOZ program could result in the revocation of the site's designation as a KOZ and the attendant tax advantages associated with such designation. If we are unsuccessful in such a challenge, or if the site's status as a KOZ is revoked, the relevant tax authorities may assess additional taxes, which could result in adjustments to, or impact the timing or amount of, taxable income, deductions or other tax allocations, which may adversely affect our results of operations and financial position.

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

Due to the promising clinical therapeutic effect of competitor therapies in clinical exploratory trials, we anticipate substantial direct competition from other organizations developing advanced T cell therapies targeting patients who have received prior anti-PD-1/PD-L1 therapies. In particular, we expect to compete with other new therapies for our lead indications developed by companies such as Agenus, BeyondSpring, Bristol-Myers Squibb, Merck, Nektar Therapeutics, Idera Pharmaceuticals, Checkmate Pharmaceuticals, Daiichi Sankyo, Eisai, Exelixis, Mirati Therapeutics, OncoSec Medical, Replimune, Regeneron Pharmaceuticals, Seagen, and Genmab. We also may compete with other TIL therapies in development by companies such as Instil Bio, Achilles Therapeutics, KSQ Therapeutics, Obsidian Therapeutics, Immatics, TILT Biotherapeutics, WindMIL Therapeutics, GRIT Biotechnology, Lyell Immunopharma, Cellular Biomedicine Group, and others. We also may compete with therapies based on genetically engineered T cell receptors rendered reactive against tumor-associated antigens prior to their administration to patients, as well as TIL therapies that are designed to be specific to neoantigens, including products developed by Adaptimmune Therapeutics, Alaunos Therapeutics, Marker Therapeutics, Turnstone Biologics, Neogene, and others. To date, these technologies have been primarily applicable to hematologic malignancies, but their application in solid tumor indications may create competition with us. We may also face competition from immunotherapy treatments offered by companies such as Amgen, AstraZeneca, Bristol-Myers Squibb, Merck, Pfizer, Regeneron Pharmaceuticals, and Roche. We may also face competition from novel interleukin-2 (IL-2) treatments in development by Werewolf, Nektar Therapeutics, Merck, Sanofi, Neoleukin Therapeutics and others. Many of these companies and our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources, and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the U.S. and internationally. Our competitors may obtain regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in competitors establishing a strong market position before we are able to enter the market.

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

In addition, in order to supplement our own efforts to improve TIL manufacturing and develop TIL therapies in new indications in clinical trials, we currently work and collaborate with government and academic research institutions, medical institutions and corporate partners such as the NCI, Moffitt, Cellectis, Yale University, and Novartis. We also intend to continue to enter into additional third-party collaborative agreements in the future. However, we may not be able to successfully negotiate any additional collaborative arrangements. If established, these relationships may not be scientifically or commercially successful, or may be unable to enroll patients, which has occurred in one of our prior collaborations. The success of these and future collaborations and joint development arrangements may be subject to numerous risks and uncertainties, including the inability or unwillingness of our partners to perform in the manner, or to the extent anticipated, and may also be subject to disagreements regarding the rights, interests, and performance of the counterparties under our licenses and development agreements. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercialization of the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority under the collaboration agreement.

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

While lifileucel has received Orphan Drug Designation, or ODD, for melanoma stages IIB-IV and for cervical cancer patients with tumors greater than 2 cm, there is no guarantee that we will be able to maintain this designation, receive these designations for any of our other product candidates, or receive or maintain any corresponding benefits, including periods of exclusivity.

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

Our business could be adversely affected by the effects of health epidemics, including the recent spread of the COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations, including at our headquarters in San Carlos, California, at our manufacturing facility in Philadelphia, Pennsylvania, and at our clinical trial sites, as well as the business or operations of our other manufacturers, CROs or other third parties with whom we conduct business.

Our business could be adversely affected by health epidemics in regions where we have offices, manufacturing facilities, concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of clinical trial sites, third party manufacturers and CROs upon whom we rely. For example, starting in December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China and has spread to multiple countries, including the U.S. and several European countries. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the U.S. declared the COVID-19 pandemic a national emergency. Similarly, during that time, the State of California declared a state of emergency related to the spread of the COVID-19 pandemic and the health officers of six San Francisco Bay Area counties, including San Mateo County where our headquarters in San Carlos is located, issued shelter-in-place orders. In addition, on March 19, 2020, the Governor of California and the State Public Health Officer and Director of the California Department of Public Health ordered all individuals living in the State of California to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. Similar executive orders have been issued by state and local governments in Pennsylvania, Florida, and elsewhere, and states of emergency have been declared at the state and local level in most jurisdictions throughout the U.S.

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

We continue to monitor the impact, if any, of the COVID-19 pandemic on our current and future operations, including our regulatory filing timelines and strategy as well as our preparation for commercial launch. It is unclear the extent to which the COVID-19 pandemic (including future variants) will impact our business, results of operations, financial condition and our future strategic plans as future developments of the outbreak are highly uncertain and cannot be predicted. New information is constantly emerging concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. As the COVID-19 pandemic continues for an extended period of time, and with travel, face to face interactions, and resources are not allowed or are severely limited, either by us or our contractors, including our CMOs, our regulatory strategy, BLA filing timelines, or commercial launch preparations may be negatively impacted. The COVID-19 pandemic may also impact the FDA and their ability to timely review our regulatory filings and conduct the pre-approval inspections necessary for ultimate approval of BLA. We cannot predict at this time whether and how FDA operations may be impacted at relevant times for our planned regulatory submissions.

Our failure to comply with international data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

European Union, or EU, member states and other foreign jurisdictions, including Switzerland, the United Kingdom and Canada, have adopted data protection laws and regulations which impose significant compliance obligations on us. Moreover, the collection and use of personal health data in the EU, which was formerly governed by the provisions of the EU Data Protection Directive, was replaced with the EU General Data Protection Regulation, or the GDPR, in May 2018. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the U.S., provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries. The implementation of the GDPR has increased our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may in the future be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. If we fail to comply with the data protection laws in any EU member country or other jurisdiction, the data protection authority of such country or other jurisdiction may, in addition to fines, impose sanctions on us, which may include a prohibition that prevents us from transferring and/or processing personal data of data subjects from such country or other jurisdiction for a duration determined by the sanctioning authority. Our inability to transfer and/or process personal data of data subjects could preclude us from conducting clinical trials of our products in the EU member country or other jurisdiction for the duration of the sanction. Our inability to conduct clinical trials in the EU member country or other jurisdiction for the duration of the sanction may delay and increase the cost of development of our products, with a material adverse effect on our business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the U.S., the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

Our failure to comply with state and/or national data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns, and some state privacy laws apply more broadly than the Health Insurance Portability and Accountability Act, or HIPAA, and associated regulations. For example, California recently enacted legislation, the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020 and was recently amended and expanded by the California Privacy Rights Act, or CPRA, which will take effect on January 1, 2023. The CCPA and CPRA, among other things, create new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach.

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

We could also encounter delays if there are unresolved ethical issues associated with physicians enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted by the FDA or other regulatory authorities, or recommended for suspension or termination by DSMBs due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, including as a result of genetic editing methods, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

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

If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). For example, on November 24, 2021 an opposition proceeding was initiated in the European Patent Office against our European Patent No. 3601533 B1. This opposition proceeding, or any similar proceedings that may arise in the U.S. or foreign jurisdictions, could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant or third party were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business.

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

As of December 31, 2021, we had 157,004,742 shares of common stock outstanding. In addition, we had 16,655,260 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted to purchase common stock based on vesting requirements of stock options and common stock issuable through purchases of employee stock purchase plan, or upon the conversion of preferred stock. The issuance and subsequent sale of the shares underlying these common stock equivalents could depress the trading price of our common stock. On June 10, 2019, our certificate of incorporation was amended to increase the number of authorized shares of our common stock, par value $0.000041666, from 150,000,000 shares to 300,000,000 shares, which was approved by our stockholders on that date.

In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. For example, in June 2020, we issued 19,475,806 shares of common stock in connection with an underwritten public offering, and we may offer additional shares under our automatic shelf registration statement in the future. Future issuances may result in substantial dilution to our existing stockholders and could cause our stock price to decline.

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

Item 1B.        Unresolved Staff Comments

None.

Item 2.          Properties

San Carlos New Headquarters Lease

On February 8, 2021, we entered into a lease agreement with ARE-San Francisco No. 63, LLC, or the New Headquarters Lease, for laboratories and offices to be constructed in Suite 400 of an existing building located at 825 Industrial Road, San Carlos, California, or the Building, commonly known as The District. Under the New Headquarters Lease, we will lease approximately 49,918 rentable square feet of space in the Building, or the Headquarters Premises. The New Headquarters Lease is for a term of 120 months, commencing upon the first day of the first full month, or the Rent Commencement Date after the earlier to occur of (i) the date that is 12 months and one day after the execution date of the New Headquarters Lease, or the Commencement Date, which is February 9, 2022, or (ii) the date that the Tenant Improvements are substantially completed, which was completed in January 2022; provided, however, that the Rent Commencement Date shall be delayed one day for each day after the Commencement Date that (a) to the extent that, after the Commencement Date, any governmental authority having jurisdiction, as a result of the COVID-19 outbreak in the United States, declares or implements any order or mandate that restricts construction activities in San Mateo County, California (any such order or mandate, a Government Mandate), to the extent that such Government Mandate precludes the construction of tenant improvements, or (b) a landlord delay occurs. The New Headquarters Lease includes an option to extend the term of the lease for 60 months, exercisable under certain conditions and at a market rate as described in the New Headquarters Lease.

Commencing 210 days after the Rent Commencement Date as the result of a rent abatement, our monthly base rent under the New Headquarters Lease will be approximately $0.3 million, subject to an annual increase of 3%. Beginning in 2022, we will also be responsible for paying operating expenses.

The 120-month term of the New Headquarters Lease commenced in January 2022. Minimum rental payments under the New Headquarters Lease total $36.5 million for the entire term of the lease, which does not include rental payments related to our one-time option to extend for an additional five years. In addition, the lessor has provided for a tenant improvement allowance of up to $8.2 million, which is expected to be fully utilized.

San Carlos Former Headquarters Lease

Since August 2016, we have leased 8,733 square feet of space for its corporate headquarters, or the Suite 150 Lease, in San Carlos, California. The term of the Suite 150 Lease was 54 months beginning on the commencement date. Monthly lease payments were approximately $38,000.

On October 19, 2018, we entered into an agreement, or the Lease, to lease 12,322 square feet of office space located adjacent to our corporate headquarters in San Carlos, California. Monthly lease payments were approximately $59,000, subject to an annual increase of 3%.

On June 19, 2019, we entered into a first amendment, or the Amended Lease, to the Lease, for additional space at our corporate headquarters in San Carlos, California. Under the Amended Lease, we leased an additional 8,110 square feet, or the Expansion Space, for a total of approximately 20,432 square feet of space. Monthly lease payments were approximately $39,000 for the first year, and $40,000 for the second year.

On February 8, 2021, we entered into two amendments, the Suite 100 and 125 Second Amendment and the Suite 150 First Amendment, to the Amended Lease and the Suite 150 Lease, respectively. Under the Suite 100 and Suite 125 Second Amendment, we extended the Amended Lease to December 31, 2021. Our monthly base rent under the Suite 100 and Suite 125 Second Amendment will be approximately $103,000. We are also responsible for paying its portion of operating expenses and real estate taxes. We have an option to extend the expiration of the Suite 100 and Suite 125 Second Amendment for one month or nine months, at its discretion, by providing notice as specified in the Suite 100 and Suite 125 Second Amendment. On September 1, 2021, we entered into an agreement to extend the lease term to January 31, 2022 for approximately $0.1 million a month.

Under the Suite 150 First Amendment, we extended the Suite 150 Lease, which also expired on April 30, 2021, to December 31, 2021. Our monthly base rent under the Suite 150 First Amendment is approximately $44,000. We are also responsible for paying our portion of operating expenses and real estate taxes. We have an option to extend the expiration of the Suite 150 First Amendment for one month or nine months, at our discretion, by providing notice as specified in the Suite 150 First Amendment. On September 1, 2021, we entered into an agreement to extend the lease term to January 31, 2022 for approximately $46,000 a month. As of January 31, 2022, these leases had expired and we had taken possession of Headquarters Premises under the New Headquarters Lease referred to above.

Commercial Manufacturing Facility Agreement

On May 28, 2019, we entered into a lease agreement with 300 Rouse Boulevard, LLC, or the Commercial Manufacturing Facility Lease, for a build-to-suit commercial manufacturing facility, laboratories, and offices located in Philadelphia, Pennsylvania. Under the Commercial Manufacturing Facility Lease, we lease approximately 136,000 rentable square feet of space in a building located at 300 Rouse Boulevard, Philadelphia, Pennsylvania known as the Iovance Cell Therapy Center, or iCTC. The construction of the iCTC began in July 2019 and in the third quarter of 2021 we completed the commissioning activities as well as certain tenant improvements, therefore approximately $62.4 million of assets were placed in service. The Commercial Manufacturing Facility Lease includes an option to extend the term of the lease by giving the landlord prior written notice thereof at least 18 months in advance of expiration date, exercisable under certain conditions as described in the Commercial Manufacturing Facility Lease, such that the overall term, when added to the initial term, shall be 359 months.

Our monthly base rent under the Commercial Manufacturing Facility Lease is approximately $0.3 million, subject to an annual increase of 2% for the first ten years, and an annual increase of the greater of 2% or 75% of the average ten-year consumer price index. We will also be responsible for paying operating expenses.

Tampa Lease

Our research and development facilities consist of 8,673 square feet in a facility located at the University of South Florida Research Park in Tampa, Florida. These facilities are leased under an agreement with a lease term through December 2024 for approximately $20,500 a month. In June 2020, we amended the lease agreement to further increase the rentable space to 13,139 square feet and extend the lease term to June 5, 2025 for approximately $34,500 a month. On December 22, 2021, we entered into a second amendment to lease an additional 2,731 square feet of space through June 5, 2025, co-terminus with the existing leased space. Monthly lease payments will be approximately $42,500 per month.

Philadelphia Office Lease

On May 2, 2019, we entered into an agreement to lease approximately 1,500 square feet of office space in Philadelphia, Pennsylvania until July 1, 2019 for a rate of $2,000 a month, and then approximately 4,500 square feet of office space for the remainder of a three-year term at an initial rate of $11,063 per month, subject to annual increases of 2.5%. On September 1, 2021, we entered into an agreement to extend the lease term for an additional three years to July 31, 2025 for approximately $11,900 a month, effective as of June 1, 2022, subject to annual increases of 2.5%.

On August 1, 2020, we entered into an agreement to lease approximately 2,965 square feet of a training facility space in Plymouth Meeting, Pennsylvania for a twelve-month term at a rate of approximately $6,500 per month. This lease was terminated in August 2021, which did not have an effect on any of our employees, who continue to be employed by us.

New York Lease

We leased office space in New York, New York beginning in January 2017, such office space having a monthly rental of approximately $4,000 during 2019 and 2020. On January 31, 2021, the lease terminated, and we closed our New York office, which did not have an effect on any of our employees, who continue to be employed by us.

We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Item 3.          Legal Proceedings

The information in Note 11 to the Consolidated Financial Statements contained in Part III, Item 15 of this Annual Report on Form 10-K is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 11 to our Consolidated Financial Statements for the year ended December 31, 2021 contained in this Annual Report on Form 10-K.

Item 4.          Mine Safety Disclosures

Not Applicable.

PART II

Item 5.          Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol “IOVA”.

Stockholders

As of December 31, 2021, there were approximately 14 holders of record of our common stock.

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

Unregistered Sales of Equity Securities

None.

Repurchases of Common Stock

There were no share repurchases during the year ended December 31, 2021.

Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since December 31, 2016 to two indices: the Russell 3000 and the NASDAQ Biotechnology Index. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Equity Compensation Plan Information

Information regarding our equity compensation plans is incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 6.          [Reserved]

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

Overview

We are a clinical-stage biopharmaceutical company pioneering a transformational approach to cure cancer by harnessing the human immune system’s ability to recognize and destroy diverse cancer cells in each patient. TIL therapy is an autologous, polyclonal cell therapy platform technology that was originally developed by the National Cancer Institute, or NCI, which conducted initial clinical trials of this therapy in diseases such as metastatic melanoma and cervical cancer. Our mission is to be the global leader in innovating, developing and delivering TIL therapies for patients with cancer. We have developed a new, shorter TIL manufacturing process known as Gen 2, which yields a cryopreserved TIL product. This centralized, proprietary, and scalable manufacturing method is being investigated in multiple indications. Our lead product candidates include lifileucel for metastatic melanoma and metastatic cervical cancer, as well as LN-145 for metastatic non-small cell lung cancer, or NSCLC. In addition, we are investigating the effectiveness and safety of combinations of TIL therapy with immune checkpoint inhibitors, or ICIs, in metastatic melanoma, cervical cancer, NSCLC, and head and neck squamous cell carcinoma, or HNSCC. We are investigating peripheral blood lymphocyte, or PBL, therapy for patients with relapsed or refractory chronic lymphocytic leukemia, or CLL, and small lymphocytic lymphoma, or SLL, through our sponsored trials. We are developing first-in-class genetically edited TIL products based on the inactivation of genes that encode immune checkpoint proteins and other proteins, as well as the insertion of genes that encode immunomodulatory proteins. We are also developing an alternative interleukin-2, or IL-2, co-therapy for use with TIL therapies. Finally, we are investigating the potential for TIL therapy in other oncology indications and treatment settings through academic collaborations with leading cancer research centers.

Our current product candidate pipeline is summarized in the figure below:

TIL Monotherapy in Metastatic Solid Tumor Cancers

We have investigated TIL monotherapy in metastatic melanoma, cervical cancer, NSCLC and HNSCC. We are conducting a Phase 2 clinical trial, C-144-01, of our lead TIL product candidate, lifileucel, for the treatment of metastatic melanoma. This multicenter pivotal trial enrolled melanoma patients with disease progression following treatment with at least one systemic therapy, including a PD-1 inhibitor and, if BRAF mutated, a BRAF inhibitor, or a combination of BRAF and MEK inhibitors. Cohort 4 of the C-144-01 clinical trial is a single-arm cohort intended to support the submission of a Biologics License Application, or BLA, to the Food and Drug Administration, or the FDA, for lifileucel. Cohorts 2 and 4 of the C-144-01 trial use our Gen 2 manufacturing process. We completed and closed enrollment of patients into Cohort 2 of the C-144-01 trial in 2018. Results from Cohort 2 of the C-144-01 clinical trial were initially reported at the American Society of Clinical Oncology annual meeting, or ASCO, in June 2019 and subsequently updated at ASCO in June 2021. In addition, detailed Cohort 2 data was published in the Journal of Clinical Oncology in May 2021.

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

We are also conducting a Phase 2 clinical trial, C-145-04, which is a multicenter pivotal trial to assess the safety and efficacy of our lead product candidate lifileucel for the treatment of patients with recurrent, metastatic, or persistent cervical cancer. In February 2019, lifileucel received Fast Track designation from the FDA for development in the treatment of cervical cancer with disease progression on or after chemotherapy. In March 2019, the protocol for this trial was amended to modify the primary endpoint of ORR to be determined by IRC. In May 2019, lifileucel received Breakthrough Therapy Designation, or BTD, from the FDA for development in the treatment of cervical cancer. Results from the C-145-04 clinical trial were reported at ASCO in June 2019. In November 2019, we amended the C-145-04 trial to collect additional data on early-line patients as well as late-line patients by adding additional cohorts, in anticipation of a changing landscape in this indication, including Cohort 2 for patients that had previously received chemotherapy and anti-PD-1/anti-PD-L1 therapy. In January 2021, we announced that Cohort 2 of the C-145-04 trial had completed enrollment and that data from this cohort may be supportive of registration because of the expected changing landscape of care for cervical cancer patients. For example, because of recent regulatory approvals for pembrolizumab, there may be a potential shift from chemotherapy in front-line cervical cancer followed by pembrolizumab in second-line cervical cancer. We intend to execute our strategy based on dialog and feedback on these cohorts and continue to plan for a potential BLA submission for lifileucel in cervical cancer.

In November 2020, we announced that we had finalized the protocol for our potential registrational clinical trial in NSCLC, IOV-LUN-202, to investigate LN-145 in patients with metastatic NSCLC, without driver mutations, who previously received a single line of approved systemic therapy of combined checkpoint inhibitor and chemotherapy. The IOV-LUN-202 clinical trial includes three cohorts. Cohorts 1 and 3 of the IOV-LUN-202 clinical trial are enrolling patients with a PD-L1 TPS of less than one percent at the time they started front-line therapy, and Cohort 2 will enroll patients with a PD-L1 TPS of greater than or equal to one percent at the time they started front-line therapy. Cohort 3 will also explore manufacturing TIL extracted from core biopsies using our third-generation, or Gen 3, manufacturing process. In June 2021, we reported that the first patient was dosed in the IOV-LUN-202 clinical trial. We intend to continue to enroll patients in the IOV-LUN-202 clinical trial throughout 2022. We are engaged in regulatory discussions with the FDA on IOV-LUN-202 and intend to incorporate FDA feedback to optimize this clinical trial to support further registration in NSCLC.

In June 2021, we reported initial data for LN-145 in Cohort 3B of our IOV-COM-202 clinical trial in metastatic NSCLC. IOV-COM-202 is a Phase 2, multicenter trial for that is composed of seven cohorts. Cohort 3B of IOV-COM-202 enrolled patients with metastatic NSCLC that had progressed on prior ICI therapy, including patients with oncogene-driven tumors who received prior tyrosine kinase inhibitor therapy. Patients were treated with LN-145 monotherapy. All patients treated in Cohort 3B of the IOV-COM-202 trial received prior anti-PD-1/L1 therapy and all six responding patients also received prior chemotherapy. We also provided an update on Cohort 3B in November 2021, at the Society for Immunotherapy in Cancer Annual Meeting, or SITC.

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

TIL Combinations in Earlier Treatment Settings for Solid Tumors

We are also investigating the potential of our TIL therapies in earlier lines of treatment in combination with pembrolizumab or other ICIs in cancer patients who are naïve to anti-PD-1 therapy, including in four cohorts in our IOV-COM-202 study in solid tumors as well as in one cohort in our C-145-04 clinical study in cervical cancer. In addition to its ongoing enrollment in the U.S., the IOV-COM-202 trial has also received regulatory approval in Canada and in certain European countries.

In Cohort 1A of the IOV-COM-202 trial, we are enrolling advanced unresectable or metastatic melanoma patients who are naïve to anti-PD-1 therapy. In Cohort 2A of the IOV-COM-202 trial, we are enrolling advanced, recurrent, or metastatic HNSCC patients who are naïve to prior immunotherapy including anti-PD-1/anti-PD-L1 therapy. The patients receive LN-145 in combination with pembrolizumab. In Cohort 3, which is our C-145-04 cervical cancer study, patients receive TIL plus pembrolizumab. We reported results from ongoing Cohort 1A of the IOV-COM-202 trial at ASCO in June 2021, as well as provided updated results in November 2021 at SITC. Our oral presentation at SITC in November 2021 also included initial results for TIL therapy plus pembrolizumab for patients enrolled in Cohort 3 of our C-145-04 cervical cancer study.

The Cohort 1A and Cohort 2A results from the IOV-COM-202 study as well as Cohort 3 from the C-145-04 study demonstrated that lifileucel or LN-145 can be safely combined with pembrolizumab. The treatment emergent adverse event, or TEAE, profile in all Cohorts was consistent with the underlying advanced disease and the known adverse event profiles of pembrolizumab, lymphodepletion, and IL-2 regimens. Two additional cohorts, Cohort 3A and 3C in the IOV-COM-202 study, explore LN-145/ICI combination therapies in NSCLC patients. Cohort 3A is evaluating LN-145 in combination with pembrolizumab in patients with recurrent or metastatic NSCLC who have not received prior immunotherapy, including checkpoint inhibitors. Cohort 3C is investigating LN-145 therapy in combination with ipilimumab and nivolumab in patients with recurrent or metastatic NSCLC who have previously received one line of approved checkpoint inhibitor monotherapy as the only prior line of systemic therapy.

In September 2021, we announced that our Iovance Cell Therapy Center, or the iCTC, had successfully manufactured and delivered its first clinical batch of LN-145 for the IOV-COM-202 trial, representing our first internally manufactured TIL product. We continue to supply the IOV-COM-202 trial, and other ongoing trials, with both internally manufactured and externally manufactured TIL products.

Next-Generation and Genetically Modified Product Candidates

Our clinical pipeline also includes next generation TIL product candidates and manufacturing processes, as well as a cytokine-engrafted protein. Our TIL candidate LN-145-S1, in which TIL are selected for PD-1 expression, is being investigated in post-anti-PD-1 melanoma in Cohort 1B of our IOV-COM-202 basket study as well as in post-anti-PD-1 HNSCC in Cohort 4 of our C-145-03 trial.

We are using our Gen 3 manufacturing process in Cohort 1C of the IOV-COM-202 clinical trial in melanoma and in Cohort 3 of the IOV-LUN-202 clinical trial in NSCLC and have previously used it in the C-145-03 clinical trial in HNSCC.

In November 2019, we announced that our Investigational New Drug, or IND, application for our PBL therapy, IOV-2001, was authorized by the FDA. Our sponsored clinical trial using this therapy, IOV-CLL-01, was cleared to proceed and patient dosing began in 2020. IOV-2001 is a non-genetically modified, polyclonal T cell product that is manufactured using a nine-day process starting from 50 mL of patient's blood. IOV-CLL-01 is a Phase 1/2 clinical trial evaluating the safety and efficacy of IOV-2001 in patients with relapsed or refractory CLL or SLL.

In January 2020, we announced a research collaboration and exclusive worldwide licensing agreement with Cellectis S.A., or Cellectis, a clinical-stage biopharmaceutical company focused on developing immunotherapies based on gene-edited allogeneic chimeric antigen receptor modified T cells. The worldwide exclusive license enables us to use certain TALEN® technology addressing multiple gene targets to develop TIL that have been genetically modified to create potentially more potent cancer therapeutics for use in several cancer indications. We are nearing completion of IND-enabling studies under this agreement and expect to initiate our first clinical study in 2022 of a genetically modified TIL product candidate, IOV-4001, in which the gene coding for the PD-1 protein is inactivated. Financial terms of the license include development, regulatory and sales milestone payments from us to Cellectis, as well as royalty payments based on net sales of TALEN-modified TIL products. In addition to IOV-4001, we are currently developing additional targets for genetic modification using the TALEN technology, including double-knock out programs in preclinical development.

We continue to explore additional transient and permanent genetic modifications of TILs. For example, under the amended and restated patent license agreement we entered into May 2021 with National Institutes of Health, or NIH, an agency of the U.S. Public Health Service within the Department of Health and Human Services, we license a patent family related to cytokine-tethered TILs, which are intended to potentially expand and activate TILs to achieve better efficacy while avoiding systemic side effects of cytokines. We are currently developing cytokine-tethered TIL products in preclinical studies.

In addition, in January 2020, we obtained a license from Novartis Pharma AG, or Novartis, to develop and commercialize an antibody cytokine-engrafted protein, which we refer to as IOV-3001. Under the agreement, we paid an upfront payment to Novartis and may pay milestones involved in initiation of patient dosing in various phases of clinical development for IOV-3001 and approval of a potential product in the U.S., EU, and Japan. We are currently conducting IND enabling studies of this novel IL-2 analog. Novartis is also entitled to low-to-mid single digit percentage royalties from commercial sales of IOV-3001.

Investigator-Sponsored Trials

Through our academic collaborators, we are also exploring the potential for TIL therapies in additional indications. As part of our collaboration program with The University of Texas M.D. Anderson Cancer Center, or MDACC, two Phase 2 trials were initiated in 2018. Both trials are sponsored by MDACC. The first trial, NCT03449108, investigates LN-145 manufactured by us, using our manufacturing processes, to treat patients with soft tissue sarcoma, osteosarcoma, platinum resistant ovarian cancer, and thyroid cancer. A second trial under the collaboration with MDACC, NCT03610490, was previously active. This trial treated patients with platinum resistant ovarian cancer, pancreatic and colorectal cancer with TIL manufactured by MDACC. The data obtained using this manufacturing process may not be representative of our data using our Gen 2 manufacturing process. We also collaborate with many other academic institutions using our TIL therapies. For example, a trial in collaboration with The Ohio State University, NCT05176470, is expected to start recruiting in 2022, and explores the use of lifileucel in high-risk melanoma in the neoadjuvant setting.

Intellectual Property

We have developed our own patent portfolio based on internal research and development activities. As a result, we now own a number of pending patent applications and granted patents in the fields of TIL therapy, MIL therapy, and PBL therapy, TIL, MIL, and PBL manufacturing processes, and TIL, MIL, and PBL expansion methods. For example, we currently own more than 35 U.S. patents related to TIL therapy, including patents directed to compositions and methods of treatment in a broad range of cancers, such as U.S. Patent Nos. 10,130,659; 10,166,257; 10,272,113; 10,363,273; 10,398,734; 10,420,799; 10,463,697; 10,517,894; 10,537,595; 10,639,330; 10,646,517; 10,653,723; 10,695,372; 10,894,063; 10,905,718; 10,918,666; 10,925,900; 10,933,094; 10,946,044; 10,946,045; 10,953,046; 10,953,047; 11,007,225; 11,007,226; 11,013,770; 11,026,974; 11,040,070; 11,052,115; 11,052,116; 11,058,728; 11,083,752; 11,123,371; 11,141,438 11,168,303; 11,168,304; 11,179,419; 11,202,803; 11,202,804; and 11,241,456. More than 30 of these patents are related to our Gen 2 TIL manufacturing processes and have terms that we anticipate will extend to January 2038, not including any patent term extensions or adjustments that may be available. Our owned and licensed intellectual property portfolio also includes patent applications relating to TIL, MIL, and PBL therapies; frozen tumor-based TIL technologies; remnant TIL and digest TIL compositions, methods and processes; methods of treatment of a broad range of cancers using TIL therapies; methods of manufacturing TIL, MIL, and PBL therapies; the use of costimulatory molecules in TIL therapy and manufacturing; stable and transient genetically-modified TIL therapies; methods of using ICIs in combination with TIL therapies; TIL selection technologies; and methods of treating patient subpopulations.

Impact of COVID-19 on our Business

Operations and Liquidity

The full impact of the novel strain of coronavirus, or COVID-19, pandemic is unknown and rapidly evolving. While the potential economic impact brought by and over the duration of the COVID-19 pandemic may be difficult to assess or predict, the COVID-19 pandemic has resulted in significant disruption of global financial markets, which could in the future negatively affect our liquidity. In addition, a recession or market volatility resulting from the COVID-19 pandemic could affect our business. We have taken proactive, aggressive action throughout the COVID-19 pandemic to protect the health and safety of our employees and expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees. We do not believe that the COVID-19 pandemic had a material impact on our liquidity or results of operations for the year ended December 31, 2021. Further, to date, the COVID-19 pandemic has not had significant effects on our clinical trial enrollment. Given the nature and type of our short-term investments in U.S. government securities, we do not believe that the COVID-19 pandemic will have a material impact on our current investment liquidity.

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

The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic, and actions that would be taken by governmental authorities to contain the pandemic or to treat its impact, makes it difficult to forecast any effects on our results for the fiscal year ending December 31, 2022.

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

Components of Operating Results

Revenues

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

Research and Development

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

Results of Operations for the Years Ended December 31, 2021 and 2020

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

Costs and expenses

Research and Development Expense (in thousands)

	Years Ended December 31,		Increase (Decrease)
	2021	2020	$	%
Research and development expense	$259,039	$201,727	$57,312	28%
Stock-based compensation expense included in research and development expense	40,833	19,727	21,106	107%

Research and development expense for the year ended December 31, 2021 increased by $57.3 million, or 28%, compared to the year ended December 31, 2020. The increase was primarily attributable to (i) a $29.2 million increase in payroll and related expenses and a $21.1 million increase in stock-based compensation expenses, both driven by increased hiring of research and development employees to support our on-going and planned clinical development activities, (ii) a $14.9 million increase in facility and related costs associated with the iCTC and the build-out of our new corporate headquarters office, (iii) a $5.1 million increase in clinical trial costs driven by continued enrollment in our IOV-COM-202 and IOV-LUN-202 clinical trials and purchases of study drug used in these clinical trials, and (iv) a $2.2 million increase in travel and others, including allocated costs associated with the expansion of our infrastructure, including information systems, to further support the growth in the organization and operations associated with our clinical trials and pre-commercial efforts. These increases were partially offset by a $10.0 million decrease in research alliance costs due to a one-time license fee from Novartis to further develop IOV-3001 which was recognized in full in 2020, and a $5.2 million decrease in manufacturing costs driven by completion of our pivotal clinical trials.

General and Administrative Expense (in thousands)

	Years Ended December 31,		Increase (Decrease)
	2021	2020	$	%
General and administrative expense	$83,664	$60,210	$23,454	39%
Stock-based compensation expense included in general and administrative expense	28,932	21,160	7,772	37%

General and administrative expense for the year ended December 31, 2021 increased by $23.5 million, or 39%, compared to the year ended December 31, 2020. The increase was primarily attributable to (i) a $9.8 million increase in payroll and related expenses and a $7.8 million increase in stock-based compensation expenses, both resulting from increases in headcount to support the growth in the overall business and related corporate infrastructure (ii) a $4.3 million increase in insurance and intellectual property filing related costs, and (iii) a $2.8 million increase in other costs, including professional fees and costs associated with the build-out of our new headquarter office and IT infrastructure to support the continued growth in the overall company. These costs were partially offset by a $1.2 million decrease in pre-commercial and marketing costs due to reprioritization of corporate initiatives during the year ended December 31, 2021.

Interest income, net (in thousands)

	Years Ended December 31,		Increase (Decrease)
	2021	2020	$	%
Interest income, net	$451	$2,356	$(1,905)	(81)%

Interest income results from our interest-bearing cash and investment balances. Net interest income decreased by $1.9 million, or 81%, due primarily to a decrease in interest rates in 2021 as compared to the same period in 2020.

Net Loss (in thousands)

	Years Ended December 31,		(Increase) Decrease
	2021	2020	$	%
Net loss	$(342,252)	$(259,581)	$(82,671)	32%

Net loss for the year ended December 31, 2021 increased by $82.7 million or 32%, compared to the year ended December 31, 2020. The increase in our net loss was due to the continued expansion of our research and development activities, increased clinical trials, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we further invest in our research and development activities, including our commercial readiness and clinical development.

Results of Operations for the Years Ended December 31, 2020 and 2019

Revenues

We did not generate any revenues during the years ended December 31, 2020 and 2019, respectively.

Costs and expenses

Research and Development Expense (in thousands)

	Years Ended December 31,		Increase (Decrease)
	2020	2019	$	%
Research and development expense	$201,727	$166,023	$35,704	22%
Stock-based compensation expense included in research and development expense	19,727	11,396	8,331	73%

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

General and Administrative Expense (in thousands)

	Years Ended December 31,		Increase (Decrease)
	2020	2019	$	%
General and administrative expense	$60,210	$40,849	$19,361	47%
Stock-based compensation expense included in general and administrative expense	21,160	12,881	8,279	64%

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

Interest income, net (in thousands)

	Years Ended December 31,		Increase (Decrease)
	2020	2019	$	%
Interest income, net	$2,356	$9,316	$(6,960)	(75)%

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

Liquidity and Capital Resources

We have incurred losses and generated negative cash flows from operations since inception. Historically, we have funded our operations from various public and private offerings of our equity securities (both common stock and preferred stock), from option and warrant exercises, and from interest income. Since 2017, our primary source of funds has been from the public sale of our common stock. We currently do not anticipate that we will generate any significant revenues from the sale or licensing of any products during the 12 months from the date these financial statements are issued. We expect to further increase our research and development activities, especially continuing pre-commercial activities and completing the construction of our tenant improvements to the iCTC facility and new corporate headquarters office, which will increase the amount of cash we will use during 2022 and beyond. Specifically, we expect increased spending on clinical trials, research and development activities, higher payroll expenses as we increase our professional and scientific staff and continue our expansion of manufacturing activities including completion of iCTC facility as well as completing the construction of the tenant improvement to our new corporate headquarters office in San Carlos, California.

We currently anticipate making aggregate capital expenditures between approximately $10.0 million and $11.0 million during the next 12 months, which is expected to primarily include equipment to be used for clinical trials, research and manufacturing at iCTC, as well as spending associated with the expansion of our manufacturing facilities of offices.

As of December 31, 2021, we had $602.1 million in cash, cash equivalents, investments, and restricted cash ($78.2 million of cash and cash equivalents, $426.2 million in short-term investments, $91.6 million in long-term investments and $6.1 million in restricted cash). Based on the funds we have available as of the date of the filing of this Annual Report on Form 10-K, we believe that we have sufficient capital to fund our anticipated operating expenses and capital expenditure for at least 12 months from the date of filing this report.

Corporate Capitalization

As of December 31, 2021, we had outstanding 157,004,742 shares of our $0.000041666 par value common stock, 194 shares of our $0.001 par value Series A Convertible Preferred Stock, and 2,842,158 shares of our $0.001 par value Series B Convertible Preferred Stock. The outstanding shares of Series A Convertible Preferred Stock are currently convertible into 97,000 shares of our common stock, and the outstanding shares of Series B Convertible Preferred Stock are currently convertible into 2,842,158 shares of our common stock. The shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock do not have voting rights or accrue dividends.

On September 17, 2019, we filed a shelf registration statement with the SEC for the issuance up to an aggregate amount of $400 million (the “2019 Shelf Registration Statement”), which was declared effective on September 24, 2019. The 2019 Shelf Registration Statement was terminated upon effectiveness of the 2020 Automatic Shelf Registration Statement (as discussed below). No shares were sold under the 2019 Shelf Registration Statement prior to its termination.

On May 27, 2020, we filed an automatic shelf registration statement with the SEC for the issuance of an indeterminate amount of Shelf Securities (the “2020 Automatic Shelf Registration Statement”), which was immediately effective upon filing with the SEC. Upon filing of the 2020 Automatic Shelf Registration Statement, the 2019 Shelf Registration Statement was terminated.

On June 2, 2020, we sold 19,475,806 shares of our common stock at a public offering price of $31.00 per share pursuant to the 2020 Automatic Shelf Registration Statement (the “June 2020 Public Offering”). We received gross proceeds of $603.7 million and net proceeds of $567.0 million, after deducting underwriting discounts and offering expenses. Following the public offering, the 2020 Automatic Shelf Registration Statement remains available for the future issuance of an indeterminate amount of Shelf Securities.

On February 8, 2021, we entered into an Open Market Sale Agreement (the “Sales Agreement”), with Jefferies LLC (“Jefferies”), with respect to an “at the market” offering program, under which we may, from time to time, in our sole discretion, issue and sell through Jefferies, acting as sales agent, up to $350.0 million of shares of our common stock. The issuance and sale, if any, of shares of our common stock under the Sales Agreement will be made pursuant to a prospectus supplement, dated February 8, 2021, to the 2020 Automatic Shelf Registration Statement. During the year ended December 31, 2021, we received $203.2 million in net proceeds through the sale of 6,474,099 shares of our common stock.

In the future, we may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. If any of the securities covered by the 2020 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of such offering at that time.

Cash Flows

Cash flows from operating, investing and financing activities (in thousands):

	Years Ended December 31,
	2021	2020	2019
Net cash (used in) provided by:
Operating activities	$(227,941)	$(205,134)	$(158,889)
Investing activities	132	(317,853)	90,025
Financing activities	239,268	576,422	6,131
Net increase in cash, cash equivalents and restricted cash	$11,459	$53,435	$(62,733)

Operating Activities

Net cash used in operating activities represents cash disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss for non-cash items and changes in operating assets and liabilities. Net cash used in operating activities for the year ended December 31, 2021 was $227.9 million compared to $205.1 million for the same period in 2020. The increase of $22.8 million in cash used in operating activities was primarily due to an increase in net loss driven by increased costs in research and development and pre-commercial activities, which was partially offset by an increase in non-cash charges of $38.3 million primarily driven by higher stock-based compensation expenses, amortization of premiums on investments and operating right-of-use assets associated with our office and manufacturing facility as well as embedded leases, and depreciation expenses. In addition, it reflects a reduction in our operating lease liabilities associated with payments on lease arrangements, offset by an increase in accruals and accounts payable primarily related to our increased workforce, overall growth in the business and operations, and the timing of vendor invoicing and related payments.

Net cash used in operating activities for the year ended December 31, 2020 was $205.1 million compared to $158.9 million for the same period in 2019. The increase of $46.2 million in cash used in operating activities was primarily attributable to an increase in net loss and increase in accruals primarily related to our research and development activities, which were partially offset by an increase in non-cash charges of $22.8 million, primarily driven by higher-stock-based compensation expenses and amortization of premiums on investments.

Net cash used in operating activities for the year ended December 31, 2019 was $158.9 million compared to $101.2 million for the same period in 2018. The increase of $57.7 million in cash used in operating activities was due to an increase in net loss and an increase in operating lease payments, which were partially offset by an increase in non-cash charges of $9.0 million, primarily driven by higher-stock-based compensation expenses and amortization of right-of-use assets, and an increase in accruals due to the timing of vendor invoicing and related payments.

Investing Activities

Net cash (used in) / provided by investing activities primarily consists of purchases, maturities of our investments and capital expenditures. Net cash provided by investing activities for the year ended December 31, 2021 was $0.1 million compared to net cash used in investing activities of $317.9 million. The increase in cash provided by investing activities of $318.0 million was primarily due to the timing of maturities and purchases of investments and lower capital expenditures in 2021.

Net cash used in investing activities for the year ended December 31, 2020 was $317.9 million compared to net cash provided by $90.0 million for the same period in 2019. The increase in net cash used in investing activities of $407.9 million was due primarily to purchases of investments with the proceeds received from the June 2020 Public Offering and an increase in capital expenditures to support the iCTC build-out.

Net cash provided by investing activities for the year ended December 31, 2019 was $90.0 million compared to net cash used in investing activities of $386.3 million for the same period in 2018. The increase in net cash provided in 2019 was due primarily to the timing of maturities and purchases of investments.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was $239.3 million compared to net cash provided of $576.4 million. The net cash provided by financing activities during the year ended December 30, 2021 related to $203.2 million cash proceeds from our “at the market” offering and $33.5 million of cash receipts from the issuance of common stock upon the exercise of stock options. The net cash provided by financing activities during the year ended December 31, 2020 primarily related to $567.0 million cash proceeds received in the June 2020 public offering and $9.7 million cash proceeds from issuance of common stock upon exercise of stock options in 2021.

Net cash provided by financing activities for the year ended December 31, 2020 was $576.4 million compared to net cash provided of $6.1 million for the same period in 2019. The net cash provided in financing activities during the year ended December 31, 2020 primarily related to $567.0 million received from the June 2020 Public Offering and $9.7 million cash proceeds received in issuing common stock upon exercise of stock options. Net cash provided by financing activities for the year ended December 31, 2019 related to cash proceeds received in issuing common stock upon exercise of stock options.

Net cash provided by financing activities for the year ended December 31, 2019 was $6.1 million compared to net cash provided of $424.3 million for the same period in 2018. Net cash provided by financing activities for the year ended December 31, 2019 related to cash proceeds received in issuing common stock upon exercise of stock options. The net cash provided by financing activities of $424.3 million for the year ended December 31, 2018 primarily related to $398.8 million of cash proceeds received from January and October 2018 public offerings, $15.8 million cash proceeds from exercise of warrants, and $10.0 million cash proceeds from issuing common stock upon exercise of stock options.

Contractual Obligations

The following table summarizes our non-cancellable contractual obligations as of December 31, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
	Total	2022	2023	2024	2025	2026	Thereafter
Operating lease obligations - facilities (1)	$129,651	$5,401	$8,006	$8,206	$8,107	$7,979	$91,952
Total (2), (3)	$129,651	$5,401	$8,006	$8,206	$8,107	$7,979	$91,952

(1)

Our operating lease obligations consist of obligations under non-cancellable operating leases for our facilities in San Carlos, CA, Philadelphia, PA, and Tampa, FL.

Excluded from the above are contractual obligations with certain Contract Manufacturing Organizations, or CMO, for the manufacturing facilities and minimum fixed commitment fees included in our manufacturing contracts, such as personnel, general support fee, and minimum production or material fees. These obligations met the conditions of embedded leases under Topic ASC 842 and were included in the Operating lease liabilities in the Consolidated Balance Sheets. However, these contracts are cancellable upon prior notice and as a result, are not included in the above table.

(2)

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

(3)

The contractual obligations table above excludes estimated equipment and construction costs of approximately $10.0 million to $11.0 million over the next year for the iCTC facility in Philadelphia, PA and our new corporate headquarters’ office in San Carlos, CA.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have, and currently do not have, any off-balance sheet arrangements.

Critical Accounting Estimates

Our accounting policies are more fully described in Note 2 of the consolidated financial statements included in this Annual Report on Form 10-K. As described in Note 2, the preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, we evaluate our significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information. Actual results may differ from these estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Accrued Research and Development Costs

Research and development costs are expensed as incurred. Clinical development costs compose a significant component of research and development costs. We have a history of contracting with third parties, including contract research organizations (“CROs”), independent clinical investigators, and contract manufacturing organizations (“CMOs”) that perform various clinical trial activities on our behalf in connection with the ongoing development of our product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. We accrue and expense costs for clinical trial activities performed by third parties based upon estimates of work completed to date for each clinical trial in accordance with agreements established with CROs, hospitals, and clinical investigators. Accruals for CROs and CMOs are recorded based on estimates of services received and efforts expended pursuant to agreements established with CROs, CMOs and other outside service providers. We determine our estimates through discussions with internal clinical stakeholders and outside service providers as to the progress or stage of completion of clinical trials or services and the contracted fee to be paid for such services.

Included in our clinical development costs are investigator costs, which are costs associated with treatments administered at clinical sites as required under each clinical study protocol. Our estimates for clinical investigator costs and timing of expense recognition will depend on a number of factors that include, but are not limited to, (i) the overall number of patients that enroll in the trial at each individual site, (ii) the length of study enrollment period, (iii) discontinuation and completion rates of patients, (iv) duration of patient safety follow-ups, (v) the number of sites included in the clinical trial, and (vi) the contracted fee of each participating site for patient treatment while on study, which can vary greatly for several reasons including, but not limited to, geographic region, medical center or physician costs, and overhead costs. In addition, our estimates for per patient trial costs will vary based on a number of factors that include, but are not limited to, the extent of additional treatments that may be administered by investigators as a result of patient health status, recoverability of patient costs through insurance carriers of patients, and unanticipated cost of injuries incurred as a result of the study treatment. We accrue for estimated expenses resulting from obligations under investigator site agreements as the timing of payments does not always timely align with the periods over which the treatments are administered by the clinical investigators. These estimates are typically based on contracted amounts, patient visit data, discussions with internal clinical stakeholders and outside service providers, and historical look-back analysis of actual payments made to date.

We make judgements and estimates in determining the accrual balance in each reporting period. In the event advance payments are made to a CRO, CMO or other outside service provider, the payments are recorded within prepaid expenses and other current assets and subsequently recognized as research and development expense when the associated services have been performed. As actual costs become known, we adjust our estimates, liabilities and assets. Inputs used in our determination of estimates discussed above may vary from actual, which will result in adjustments to research and development expense in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our results of operations. Our historical estimates have not been materially different from actual amounts recorded.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in interest bearing cash accounts consisting of short-term debt securities issued by the U.S. government. The primary objective of our investment activities is to preserve principal. We adhere to an investment policy that requires us to limit amounts invested in securities based on credit rating, maturity, industry group and investment type and issuer, except for securities issued by the U.S. government. We do not have any derivative financial instruments or foreign currency instruments. As of December 31, 2021, we had $579.0 million invested in marketable securities with a maturity date of less than two years. As such we believe that we are not exposed to any material market risk. If interest rates had varied by 1% in the year ended December 31, 2021, the fair value of our investment portfolio would increase or decrease by approximately $2.9 million.

Inflation Risk

Inflation has not had a material effect on our business, financial condition or results of operations during the years ended

December 31, 2021, 2020, or 2019.

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

(b)  Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The independent registered public accounting firm, Ernst and Young LLP, has issued an audit report on our internal control over financial reporting. The report on the audit of internal control over financial reporting is included in this Annual Report on Form 10-K.

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

3.6	Certificate of Amendment of Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2017).
3.7	Certificate of Amendment of Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8 K filed with the Commission on June 11, 2019).
3.8	Second Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 26, 2021).
4.1	Specimen of Stock Certificate (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 12, 2018).
4.2	Description of Securities (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2019).
10.1	Genesis Biopharma, Inc. 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8 K filed with the Commission on October 20, 2011).#
10.2

Form of Incentive Stock Option Agreement under the Genesis Biopharma Inc. 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2020).#

10.3

Form of Non-Qualified Stock Option Agreement under the Genesis Biopharma Inc. 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2020).#

10.4

Lion Biotechnologies, Inc. 2014 Equity Incentive Plan, as amended (incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on July 7, 2016).#

10.5

Form of Incentive Stock Option Agreement under the Lion Biotechnologies, Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2020).#

10.6

Form of Non-Qualified Stock Option Agreement under the Lion Biotechnologies, Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2020).#

10.7

Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 9, 2020).#

10.8

Form of Incentive Stock Option Agreement under the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.10 of Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2020).#

10.9

Form of Non-Qualified Stock Option Agreement under the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.11 of Registrant’s Annual report on Form 10-K filed with the Commission on February 25, 2020).#

10.10

Form of Stock Unit Notice and Stock Unit Agreement under the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan, as amended (June 2021 Retention Equity Awards) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2021).#

10.11

Form of Nonqualified Stock Option Award Agreement under the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan, as amended (June 2021 Retention Equity Awards) (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 10-Q filed with the Commission on August 5, 2021).#

10.12

Iovance Biotherapeutics, Inc, 2020 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 9, 2020).#

10.13	Iovance Biotherapeutics, Inc. Amended and Restated 2021 Inducement Plan.#**
10.14

Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Inducement Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 23, 2021).#

10.15

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2021 Inducement Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 23, 2021).#

10.16

Patent License Agreement by and between Genesis Biopharma, Inc. and the National Institutes of Health effective October 5, 2011 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on December 13, 2011).*

10.17

Cooperative Research and Development Agreement for Intramural-PHS Clinical Research, dated August 5, 2011, by and between the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, and Genesis Biopharma, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (Amendment No. 2) filed with the Commission on November 29, 2011).

10.18	Form of Director Stock Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 25, 2013).#
10.19

Form of Registration Rights Agreement by and among Lion Biotechnologies, Inc. and the Investors thereunder (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 31, 2013).

10.20

Cooperative Research and Development Agreement for the Development and Evaluation of the NCI Proprietary Adoptive Cell Transfer Immunotherapy Using Tumor Infiltrating Lymphocytes in Patients with Metastatic Melanoma, Bladder, Lung, Triple-negative Breast, and HPV-associated Cancers, Utilizing Lion Biotechnologies, Inc.’s Business Development Expertise in Adoptive Cell Transfer Immunotherapy, executed by Lion Biotechnologies, Inc. on January 22, 2015 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 27, 2015).*

10.21

Patent License Agreement, dated February 9, 2015, by and between Lion Biotechnologies, Inc. and the National Institutes of Health (incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10 K filed with the Commission on March 16, 2015).*

10.22

Patent License Agreement, dated February 10, 2015, by and between Lion Biotechnologies, Inc. and the National Institutes of Health (incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2015).*

10.23

First Amendment to Patent License Agreement, effective October 2, 2015, by and between Lion Biotechnologies, Inc. and the National Institutes of Health (incorporated herein by reference to Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015).*

10.24

Amended and Restated Patent License Agreement, by and between Iovance Biotherapeutics, Inc. and the National Institutes of Health (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10 Q filed with the Commission on August 5, 2021).*

10.25

Form of Securities Purchase Agreement, dated June 2, 2016, by and among Lion Biotechnologies, Inc. and the Investors thereunder (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 3, 2016).

10.26

Form of Registration Rights Agreement, dated June 2, 2016, by and among Lion Biotechnologies, Inc. and the Investors thereunder (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 3, 2016).

10.27

Amendment #2 to the Cooperative Research and Development Agreement #02734, dated August 18, 2016, by and between the National Cancer Institute and Lion Biotechnologies, Inc. (incorporated herein by reference to Exhibit 10.3 to Amendment No. 2 to Registrant’s Registration Statement on Form S 1 filed with the Commission on August 31, 2016).

10.28

Manufacturing Services Agreement, dated November 23, 2015, by and between WuXi Advanced Therapies, Inc. and Lion Biotechnologies, Inc. (incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 9, 2017).*

10.29

Strategic Alliance Agreement, effective as of April 17, 2017, between Lion Biotechnologies, Inc. and The University of Texas M.D. Anderson Cancer Center (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10 Q filed with the Commission on August 3, 2017).*

10.30

First Amendment to the Strategic Alliance Agreement by and between Iovance Biotherapeutics, Inc. and The University of Texas M.D. Anderson Cancer Center, effective as of August 2, 2017 (incorporated herein by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 12, 2018).

10.31

Second Amendment to the Strategic Alliance Agreement by and between Iovance Biotherapeutics, Inc. and The University of Texas M.D. Anderson Cancer Center, effective February 16, 2018 (incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 12, 2018).

10.32

Executive Employment Agreement, effective as of June 1, 2016, by and between Maria Fardis and Lion Biotechnologies, Inc. (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10 Q filed with the Commission on August 9, 2016).*#

10.33

Severance Agreement and General Release, effective as of July 8, 2020, between Iovance Biotherapeutics, Inc. and Timothy Morris (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2020).*#

10.34

Executive Employment Agreement, effective as of September 30, 2016, by and between Frederick G. Vogt and Lion Biotechnologies, Inc. (incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10 K filed with the Commission on March 12, 2018).#

10.35

Executive Employment Agreement effective as of July 18, 2019, by and between Friedrich-Reinhard Graf Finck von Finckenstein, M.D. and Iovance Biotherapeutics, Inc. (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2019).

10.36

Executive Employment Agreement, effective as of December 14, 2020, by and between Jean-Marc Bellemin and Iovance Biotherapeutics, Inc.#+ (incorporated herein by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2021).

10.37

Executive Employment Agreement, effective as of March 15, 2021, by and between Igor Bilinsky, Ph.D. and Iovance Biotherapeutics, Inc.#+ (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 6, 2021).

10.38

Office Lease, effective as of August 4, 2016, by and between Lion Biotechnologies, Inc. and Hudson Skyway Landing, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8 K filed with the Commission on August 8, 2016).

10.39

Office Lease, effective as of October 19, 2018, by and between Iovance Biotechnologies, Inc. and Hudson Skyway Landing, LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8 K filed with the Commission on October 25, 2018).

10.40

First Amendment to the Office Lease, effective as of June 19, 2019, between Iovance Biotherapeutics, Inc. and Hudson Skyway Landing, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2019).

10.41

Second Amendment to the Office Lease, effective as of February 8, 2021, by and between Iovance Biotherapeutics, Inc. and Hudson Skyway Landing, LLC (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 9, 2021).

10.42

First Amendment to the Office Lease, effective as of February 8, 2021, by and between Iovance Biotherapeutics, Inc. and Hudson Skyway Landing, LLC (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 9, 2021).

10.43

Lease Agreement, effective as of May 28, 2019, by and between Iovance Biotherapeutics, Inc. and 300 Rouse Boulevard, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 3, 2019).

10.44

First Amendment to the Lease Agreement, effective as of August 20, 2019, between Iovance Biotherapeutics, Inc. and 300 Rouse Boulevard, LLC (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2019).

10.45

Second Amendment to the Lease Agreement, effective as of June 30, 2020, between Iovance Biotherapeutics, Inc. and 300 Rouse Boulevard, LLC (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2020).

10.46	Third Amendment to the Lease Agreement, effective as of November 1, 2021, between Iovance Biotherapeutics, Inc. and 300 Rouse Boulevard, LLC.**

10.47

Lease Agreement, effective as of February 8, 2021, by and between Iovance Biotherapeutics, Inc. and ARE-San Francisco No. 63, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 9, 2021).

21.1	Subsidiaries of the Company.**
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.**
23.2	Consent of Marcum, LLP, Independent Registered Public Accounting Firm**
24.1	Power of Attorney (included on the signature page of this Annual Report).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**
32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith).**
32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith).**
101

The following financial information from the Annual Report on Form 10-K of Iovance Biotherapeutics, Inc. for the year ended December 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of December 31, 2021 and 2020 (2) Statements of Income for the years ended December 31, 2021 and 2020; (3) Statements of Shareholders’ Equity for the years ended December 31, 2021 and 2020; (4) Statements of Cash Flows for the years ended December 31, 2021 and 2020; and (5) Notes to Financial Statements.

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

IOVANCE BIOTHERAPEUTICS, INC.

Date: February 24, 2022	By:	/s/ Frederick G. Vogt
		Name:	Frederick G. Vogt, Ph.D., J.D.
		Title:	Interim Chief Executive Officer and President, and General Counsel

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Frederick G. Vogt, and Jean-Marc Bellemin, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substituted, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frederick G. Vogt	Interim Chief Executive Officer and President, and	February 24, 2022
Frederick G. Vogt, Ph.D., J.D.	General Counsel (Principal Executive Officer)

/s/ Jean-Marc Bellemin	Chief Financial Officer and Treasurer	February 24, 2022
Jean-Marc Bellemin	(Principal Financial Officer and Accounting Officer)

/s/ Merrill A. McPeak	Director	February 24, 2022
Merrill A. McPeak

/s/ Michael Weiser	Director	February 24, 2022
Michael Weiser, M.D., Ph.D.

/s/ Ryan D. Maynard	Director	February 24, 2022
Ryan D. Maynard

/s/ Iain Dukes	Director	February 24, 2022
Iain Dukes, D.Phil.

/s/ Wayne Rothbaum	Director	February 24, 2022
Wayne Rothbaum

/s/ Athena Countouriotis	Director	February 24, 2022
Athena Countouriotis, M.D.

IOVANCE BIOTHERAPEUTICS, INC.

Index to Financial Statements

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Iovance Biotherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Iovance Biotherapeutics, Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued clinical development costs

Description of the Matter

During 2021, the Company incurred $38.7 million of research and development expenses and accrued $18.0 million of clinical development costs as of December 31, 2021. As described in Note 2 to the Financial Statements, the Company determines accruals for clinical development costs based on the various clinical trial activities performed pursuant to contracts with third-party contract research organizations (“CROs”), which comprise a significant component of the Company’s research and development expenses. Clinical development costs are accrued and expensed based on the percentage of work completed in accordance with agreements established with CROs. The timing and amount of payments required under each individual arrangement are often different from the pattern of costs actually incurred. The Company accrues clinical development costs under its contracts with third-party service providers based on the progress or stage of completion of trials or services completed by vendors over the life of the individual trial, number of subjects enrolled, and number of sites activated.

Auditing management’s accounting for accrued clinical development costs is especially challenging because the evaluation is dependent on a high volume of data exchanged between third-party service providers, internal clinical personnel, and the Company’s finance team. Determining accrued amounts is based on an evaluation of the unique terms and conditions set in each respective CRO agreement. Additionally, due to the duration of clinical trial activities and the timing of invoices received from third parties, the determination of the accrual for services incurred requires management to ensure they have complete and accurate information from vendors.

How We Addressed the Matter in Our Audit

To test accrued clinical development costs, our audit procedures included, among others, testing the accuracy and completeness of the inputs used in management’s analysis to determine costs incurred. We also inspected terms and conditions for selected CRO contracts and change orders and compared these to the cost models management used in tracking the progress of service agreements. We met with internal clinical personnel to understand the status of significant clinical activities. We evaluated services provided by third parties by understanding the terms and timeline of significant projects, evaluated management’s determination of work performed, subjects enrolled, sites activated and costs incurred, and obtained external confirmation of contracts and change orders executed by the Company for a sample of CROs as well as key terms and conditions of those contracts. Further, we inspected selected invoices received from third parties after the balance sheet date and evaluated whether services performed prior to the balance sheet date had been properly included in costs accrued.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.
Redwood City, California
February 24, 2022

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Iovance Biotherapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Iovance Biotherapeutics, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Iovance Biotherapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheet of the Company as of December 31, 2021 the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2021, and the related notes, and our report dated February 24, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Redwood City, California
February 24, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Iovance Biotherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Iovance Biotherapeutics, Inc. (the “Company”) as of December 31, 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

We served as the Company’s auditor from 2016 to 2021.

New York, NY
February 25, 2021

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share information)

	December 31,	December 31,
	2021	2020
ASSETS

Current Assets
Cash and cash equivalents	$78,229	$67,329
Short-term investments	426,181	562,108
Prepaid expenses and other assets	3,546	6,663
Total Current Assets	507,956	636,100

Property and equipment, net	100,938	59,159
Operating lease right-of-use assets	68,983	54,756
Long-term investments	91,588	—
Restricted cash	6,084	5,525
Long-term assets	1,784	12,918
Total Assets	$777,333	$768,458

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$27,377	$13,513
Accrued expenses	56,766	35,074
Operating lease liabilities	5,057	6,284
Total Current Liabilities	89,200	54,871

Non-Current Liabilities
Operating lease liabilities – noncurrent	65,474	45,375
Long-term note payable	1,000	—
Other liabilities	—	11,714
Total Non-Current Liabilities	66,474	57,089
Total Liabilities	155,674	111,960

Commitments and contingencies

Stockholders’ Equity
Series A Convertible Preferred stock, $0.001 par value; 17,000 shares designated, 194 shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Series B Convertible Preferred stock, $0.001 par value; 11,500,000 shares designated, 2,842,158 and 3,581,119 shares issued and outstanding as of December 31, 2021 and December 31, 2020	3	4
Common stock, $0.000041666 par value; 300,000,000 shares authorized, 157,004,742 and 146,874,917 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	7	6
Accumulated other comprehensive (loss) income	(601)	19
Additional paid-in capital	1,794,695	1,486,662
Accumulated deficit	(1,172,445)	(830,193)
Total Stockholders’ Equity	621,659	656,498
Total Liabilities and Stockholders’ Equity	$777,333	$768,458

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Statements of Operations

(In thousands, except per share information)

	Years Ended December 31,
	2021	2020	2019
Costs and expenses
Research and development	$259,039	$201,727	$166,023
General and administrative	83,664	60,210	40,849
Total costs and expenses	342,703	261,937	206,872

Loss from operations	(342,703)	(261,937)	(206,872)
Other income
Interest income, net	451	2,356	9,316
Net Loss	(342,252)	(259,581)	(197,556)
Net Loss Per Share of Common Stock, Basic and Diluted	$(2.23)	$(1.88)	$(1.59)
Weighted Average Shares of Common Stock Outstanding, Basic and Diluted	153,406	138,301	124,336

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Net Loss	$(342,252)	$(259,581)	$(197,556)
Other comprehensive loss / (gain):
Unrealized loss / (gain) on short-term investments	(620)	(201)	262
Comprehensive Loss	$(342,872)	$(259,782)	$(197,294)

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Statements of Stockholders' Equity

(In thousands, except share information)

	Series A		Series B Convertible				Additional	Accumulated		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholder
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - January 1, 2019	194	$—	5,854,845	$6	123,415,576	$5	$838,984	$(42)	$(372,760)	$466,193
Adoption of ASU 2018-07	—	—	—	—	—	—	296	—	(296)	—
Stock-based compensation expense	—	—	—	—	—	—	24,277	—	—	24,277
Vesting of restricted shares issued for services	—	—	—	—	27,514	1	(1)	—	—	—
Tax payments related to shares withheld for vested restricted stock units	—	—	—	—	—	—	(312)	—	—	(312)
Common stock issued upon exercise of stock options	—	—	—	—	727,492	—	6,443	—	—	6,443
Conversion of convertible preferred stock into common stock	—	—	(2,273,726)	(2)	2,273,726	—	2	—	—	—
Unrealized gain on investments	—	—	—	—	—	—	—	262	—	262
Cancellation of common shares from settlement of dispute	—	—	—	—	(32,500)	(1)	(335)	—	—	(336)
Net loss	—	—	—	—	—	—	—	—	(197,556)	(197,556)
Balance - December 31, 2019	194	$—	3,581,119	$4	126,411,808	$5	$869,354	$220	$(570,612)	$298,971
Stock-based compensation expense	—	—	—	—		—	40,775	—	—	40,775
Vesting of restricted stock shares issued for service	—	—	—	—	13,449	—	112	—	—	112
Tax payments related to shares withheld for vested restricted stock units	—	—	—	—	—	—	(284)	—	—	(284)
Common stock issued upon exercise of stock options	—	—	—	—	973,854	—	9,663	—	—	9,663
Common stock sold in public offering, net of offering costs	—	—	—	—	19,475,806	1	567,042	—	—	567,043
Unrealized loss on investments	—	—	—	—	—	—	—	(201)	—	(201)
Net loss	—	—	—	—	—	—	—	—	(259,581)	(259,581)
Balance - December 31, 2020	194	$—	3,581,119	$4	146,874,917	$6	$1,486,662	$19	$(830,193)	$656,498
Stock-based compensation expense	—	—	—	—	—	—	69,765	—	—	69,765
Common stock issued upon purchase of employee stock purchase plan	—	—	—	—	94,148	—	1,586	—	—	1,586
Common stock issued upon exercise of stock options	—	—	—	—	2,822,617	—	33,526	—	—	33,526
Common stock sold in public offering, net of offering costs	—	—	—	—	6,474,099	1	203,155	—	—	203,156
Common stock issued from preferred stock conversion	—	—	(738,961)	(1)	738,961	—	1	—	—	—
Unrealized loss on investments	—	—	—	—	—	—	—	(620)	—	(620)
Net loss	—	—	—	—	—	—	—	—	(342,252)	(342,252)
Balance - December 31, 2021	194	$—	2,842,158	$3	157,004,742	$7	$1,794,695	$(601)	$(1,172,445)	$621,659

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities
Net loss	$(342,252)	$(259,581)	$(197,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	69,765	40,887	24,277
Amortization of right of use asset	10,869	7,572	6,954
Depreciation and amortization	3,111	1,140	1,169
Gain on settlement of dispute	—	—	(336)
Accretion (amortization) of discounts and premiums on investments	6,013	1,865	(3,421)
Loss on disposal of assets	—	—	16
Changes in assets and liabilities:
Prepaid expenses, other assets and long-term assets	2,775	(6,688)	(3,278)
Operating lease liabilities	(5,882)	(11,474)	(6,148)
Accounts payable	6,976	(2,964)	12,706
Accrued expenses and other liabilities	20,684	24,109	6,728
Net cash used in operating activities	(227,941)	(205,134)	(158,889)

Cash Flows from Investing Activities
Maturities of investments	762,914	676,601	514,601
Purchase of investments	(725,208)	(947,663)	(417,659)
Purchase of property and equipment	(37,574)	(46,791)	(6,917)
Net cash provided by (used in) investing activities	132	(317,853)	90,025

Cash Flows from Financing Activities
Tax payments related to shares withheld for vested restricted stock units	—	(284)	(312)
Proceeds from the issuance of common stock upon purchase of employee stock purchase plan	1,586	—	—
Proceeds from the issuance of common stock upon exercise of options	33,526	9,663	6,443
Proceeds from the issuance of common stock, net	203,156	567,043	—
Proceeds from the issuance of debt	1,000	—	—
Net cash provided by financing activities	239,268	576,422	6,131
Net increase (decrease) in cash, cash equivalents and restricted cash	11,459	53,435	(62,733)
Cash, Cash Equivalents and Restricted Cash Beginning of Year	72,854	19,419	82,152
Cash, Cash Equivalents and Restricted Cash End of Year	$84,313	$72,854	$19,419

Supplemental disclosure of non-cash investing and financing activities:
Net unrealized loss on short-term investments	$(620)	$(201)	262
Acquisition of property and equipment included in accounts payable and accrued expense	(7,316)	(5,094)	122
Conversion of convertible preferred stock to common stock	1	—	2
Vesting of restricted stock units	—	—	1
Lease liabilities arising from obtaining right-of-use asset from new leases	17,275	45,968	14,827
Lease liabilities arising from obtaining right-of-use asset from lease modifications	7,800	826	4,811

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL ORGANIZATION, BUSINESS AND LIQUIDITY

General Organization and Business

Iovance Biotherapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company pioneering a transformational approach to cure cancer by harnessing the human immune system’s ability to recognize and destroy diverse cancer cells in each patient. Tumor infiltrating lymphocyte (“TIL”) therapy is an autologous cell therapy platform technology that was originally developed by the National Cancer Institute (“NCI”), which conducted initial clinical trials in diseases such as metastatic melanoma and cervical cancer, as well as non-small cell lung cancer. The Company’s mission is to be the global leader in innovating, developing and delivering TIL therapy for patients with cancer. The Company has developed a new, shorter proprietary TIL manufacturing process known as Generation 2 (“Gen 2”), which yields a cryopreserved TIL product. This centralized, proprietary, and scalable manufacturing method is being investigated in multiple indications. The Company’s lead product candidates include lifileucel for metastatic melanoma and metastatic cervical cancer, as well as LN-145 for metastatic non-small cell lung cancer (“NSCLC”). In addition, the Company is investigating the effectiveness and safety of combinations of TIL therapy with immune checkpoint inhibitors (“ICI”), in metastatic melanoma, cervical cancer, NSCLC, and head and neck squamous cell carcinoma (“HNSCC”). The Company is investigating peripheral blood lymphocyte (“PBL”) therapy for patients with relapsed or refractory chronic lymphocytic leukemia (“CLL”) and small lymphocytic lymphoma (“SLL”) through its sponsored trials. The Company is also investigating the potential for TIL therapy in other oncology indications through academic collaborations with leading cancer research centers. On June 1, 2017, the Company reincorporated from a Nevada corporation to a Delaware corporation.

Liquidity

The Company is currently engaged in the development of therapeutics to fight cancer, specifically solid tumors. The Company currently does not have any commercial products and has not yet generated any revenues from its business, nor does the Company currently anticipate that it will generate any significant revenues from the sale or licensing of any of its product candidates during the 12 months from the date these financial statements are issued. The Company has incurred a net loss of $342.3 million for the year ended December 31, 2021 and used $227.9 million of cash in its operating activities during the year ended December 31, 2021. As of December 31, 2021, the Company had $602.1 million in cash, cash equivalents, investments, and restricted cash ($78.2 million of cash and cash equivalents, $426.2 million in short-term investments, $91.6 million in long-term investments and $6.1 million in restricted cash).

The Company expects to continue its research and development activities, increase pre-commercial activities and complete the construction of the tenant improvements for the Iovance Cell Therapy Center (the “iCTC”) as well as its new corporate headquarters’ office in San Carlos, California, all of which are expected to increase the amount of cash used during 2022 and beyond. Specifically, the Company expects continued spending on its current and planned clinical trials, continued expansion of manufacturing activities, higher payroll expenses as the Company increases its professional and scientific staff and continuation of pre-commercial activities. Based on the funds the Company has available as of the date these financial statements are issued, the Company believes that it has sufficient capital to fund its anticipated operating expenses and capital expenditures as planned for at least the next twelve months from the date these financial statements are issued.

Concentrations of Risk

The Company is subject to credit risk from its portfolio of cash, cash equivalents and investments. Under its investment policy, the Company limits amounts invested in securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. The Company does not believe it is exposed to any significant concentrations of credit risk from these financial instruments. The goals of its investment policy are safety and preservation of principal, diversification of risk, and liquidity of investments sufficient to meet cash flow requirements.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Cash, Cash Equivalents, and Investments

The Company’s cash and cash equivalents include short-term investments with original maturities of three months or less when purchased. The Company's investments are classified as “available-for-sale.” The Company includes these investments in current assets and carries them at fair value. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive loss or income. Impairment losses related to credit losses (if any) are recorded as an allowance for credit losses with an offsetting entry to net loss. No impairment losses related to credit losses were recognized for the years ended December 31, 2021 and 2020. The cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in Interest income, net, in the Consolidated Statements of Operations. Gains and losses on securities sold are recorded based on the specific identification method and are included in Interest income, net, in the Consolidated Statements of Operations. The Company has not incurred any realized gains or losses from sales of securities to date. The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on maturities and concentration by type and issuer, except for securities issued by the U.S. government.

Restricted Cash

The Company maintains a required minimum balance, currently $6.1 million in a segregated bank account in connection with three letters of credit, one for $5.45 million for the benefit of the landlord for the iCTC used as a security deposit for the lease (See Note 10 - Leases), one for $0.1 million for the benefit of a utilities service provider, and one for $0.6 million for the benefit of the landlord for the Company’s new headquarters’ lease. The total amount is classified as Restricted Cash on the Consolidated Balance Sheets. The first letter of credit originally expired on May 28, 2020, however, it automatically extends for additional one-year periods, without written agreement, to May 28 in each succeeding calendar year, through at least 60 days after the lease expiration date. Further, on the expiration of the seventh year of the lease, and each anniversary date thereafter, the letter of credit may be decreased by $1.0 million with a minimum security deposit of $1.5 million maintained through the end of the lease term. The second letter of credit of $0.1 million expired on March 9, 2021, however, it automatically extends, without written agreement, to the expiration date of December 1, 2022. The third letter of credit of $0.6 million expires on February 1, 2032, however, it will be automatically extended, without written agreement, for one-year periods to February in each succeeding calendar year. As of December 31, 2021 and 2020, restricted cash consisted of $6.1 million and $5.5 million and these balances have been classified as a non-current asset on the Company’s Consolidated Balance Sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	December 31,	December 31,	December 31,
	2021	2020	2019
Cash and cash equivalents	$78,229	$67,329	$13,969
Restricted cash	6,084	5,525	5,450
Total cash, cash equivalents and restricted cash	$84,313	$72,854	$19,419

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

Computer equipment	2 years
Computer software	5 years
Office furniture and equipment	5 years
Lab, process, and validation equipment	5 years
Machinery and equipment	5 – 7 years
Utility equipment	Lesser of the remaining economic life of the asset or the lease-term
Leasehold improvements	Lesser of the remaining economic life of the asset or the lease-term

Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included within operating expenses in the Consolidated Statements of Operations.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2021, 2020, and 2019, the Company did not recognize any impairments for its property and equipment.

Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding and the dilutive common stock equivalent shares outstanding during the period. The Company’s potentially dilutive common stock equivalent shares, which include incremental common shares issuable upon (i) the exercise of outstanding stock options, (ii) purchases though the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), (iii) vesting of restricted stock units, and (vi) conversion of preferred stock, are only included in the calculation of diluted net loss per share when their effect is dilutive.

As of December 31, 2021, 2020, and 2019, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	As of December 31,
	2021	2020	2019
Stock options	12,520,865	12,615,638	9,494,712
Employee Stock Purchase Plan	85,227	37,259	—
Restricted stock units	1,110,010	—	22,916
Series A Convertible Preferred Stock*	97,000	97,000	97,000
Series B Convertible Preferred Stock*	2,842,158	3,581,119	3,581,119
	16,655,260	16,331,016	13,195,747

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

Assets and liabilities recorded at fair value in the Company’s financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

-	Level 1—These are investments where values are based on unadjusted quoted prices for identical assets in an active market that the Company has the ability to access.
-	Level 2—These are investments where values are based on quoted market prices in markets that are not active or model derived valuations in which all significant inputs are observable in active markets
-	Level 3—These are financial instruments where values are derived from techniques in which one or more significant inputs are unobservable.

The Company’s financial instruments consist of cash, cash equivalents, short and long-term investments, and long-term notes payable, all of which are reported at their respective fair value or approximate fair value on its Consolidated Balance Sheets.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include assumptions made in the fair value of equity awards and related stock-based compensation, assumptions used in measuring operating right-of-use assets and operating lease liabilities, accounting for potential liabilities, including estimates inherent in accruals related to clinical trials, and the realizability of the Company’s deferred tax assets.

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

Leases

The Company determines if an arrangement includes a lease at inception. Operating leases are included in its Consolidated Balance Sheets as Operating lease right-of-use assets and Operating lease liabilities as of December 31, 2021. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses an estimated incremental borrowing rate that is applicable to the Company based on the information available at the later of the lease commencement date or the date of adoption of Accounting Standards Update (“ASU”) No. 2016-02 and No. 2018-10 (together “Topic 842”). The operating lease right-of-use assets also include any lease payments made less lease incentives. The Company’s leases may include options to extend or terminate the lease, which is considered in the lease term when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term. The Company has elected not to apply the recognition requirements of Topic 842 for short-term leases.

For lease agreements entered into after the adoption of Topic 842 that include lease and non-lease components, such components are generally accounted for separately.

Stock-Based Compensation

The Company periodically grants stock options to employees as compensation for services rendered. The Company accounts for all stock-based payment awards made to employees, including the employee stock purchase plans, in accordance with the authoritative guidance provided by the Financial Accounting Standards Board (“FASB”) where the value of the award is measured on the date of grant and recognized over the vesting period. In accordance with ASU No. 2018-07, Compensation-Stock Compensation (“Topic 718”), the Company accounts for stock option grants to non-employees in a similar manner as stock option grants to employees except for the term used in the grant date fair value, therefore no longer requiring a re-measurement at the then-current fair values at each reporting date until the shares underlying the options have vested. The non-employee awards that contain a performance condition that affects the quantity or other terms of the award are measured based on the outcome that is probable.

The fair value of the Company’s common stock option grants is estimated using a Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. The stock-based compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model could affect compensation expense recorded in future periods.

The Company issues restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) from time to time as part of its equity incentive plans. The Company measures the compensation cost with respect to RSUs and RSAs issued to employees based upon the estimated fair value of the equity instruments at the date of the grant, which is recognized as an expense over the period during which an employee is required to provide services in exchange for the awards.

The fair value of RSUs and RSAs is based on the closing price of the Company’s common stock on the grant date.

Accrued Research and Development Costs

Research and development costs are expensed as incurred. Clinical development costs compose a significant component of research and development costs. The Company has a history of contracting with third parties, including contract research organizations (“CROs”), independent clinical investigators, and contract manufacturing organizations (“CMOs”) that perform various clinical trial activities on the Company’s behalf in connection with the ongoing development of the Company’s product candidates.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. The Company accrues and expenses costs for clinical trial activities performed by third parties based upon estimates of work completed to date for each clinical trial in accordance with agreements established with CROs, hospitals, and clinical investigators. Accruals for CROs and CMOs are recorded based on estimates of services received and efforts expended pursuant to agreements established with CROs, CMOs and other outside service providers. The Company determines its estimates through discussions with internal clinical stakeholders and outside service providers as to the progress or stage of completion of clinical trials or services and the contracted fee to be paid for such services.

Included in the Company’s clinical development costs are investigator costs, which are costs associated with treatments administered at clinical sites as required under each clinical study protocol. The Company’s estimates for clinical investigator costs and timing of expense recognition will depend on a number of factors that include, but are not limited to, (i) the overall number of patients that enroll in the trial at each individual site, (ii) the length of study enrollment period, (iii) discontinuation and completion rates of patients, (iv) duration of patient safety follow-ups, (v) the number of sites included in the clinical trial, and (vi) the contracted fee of each participating site for patient treatment while on study, which can vary greatly for several reasons including, but not limited to, geographic region, medical center or physician costs, and overhead costs. In addition, the Company’s estimates for per patient trial costs will vary based on a number of factors that include, but are not limited to, the extent of additional treatments that may be administered by investigators as a result of patient health status, recoverability of patient costs through insurance carriers of patients, and unanticipated cost of injuries incurred as a result of the study treatment. The Company accrues for estimated expenses resulting from obligations under investigator site agreements as the timing of payments does not always timely align with the periods over which the treatments are administered by the clinical investigators. These estimates are typically based on contracted amounts, patient visit data, discussions with internal clinical stakeholders and outside service providers, and historical look-back analysis of actual payments made to date.

The Company makes judgements and estimates in determining the accrual balance in each reporting period.

In the event advance payments are made to a CRO, CMO or other outside service provider, the payments are recorded within prepaid expenses and other current assets in the Consolidated Balance Sheets and subsequently recognized as research and development expense in the Consolidated Statements of Operations when the associated services have been performed. As actual costs become known, the Company adjusts its estimates, liabilities and assets. Inputs used in the determination of estimates discussed above may vary from actual, which will result in adjustments to research and development expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect its results of operations. The Company’s historical estimates have not been materially different from actual amounts recorded.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, legal, investor relations, facilities, business development, marketing, commercial and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, sublicense royalty expenses, legal fees relating to corporate matters, insurance, public company expenses relating to maintaining compliance with Nasdaq listing rules and Securities and Exchange Commission (“SEC”) requirements, investor relations costs, and fees for accounting and consulting services. General and administrative costs are expensed as incurred.

Income Taxes

The Company accounts for income taxes using the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC Topic 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 provides guidance on de-recognition, classification,

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest and penalties, accounting in interim periods, disclosure, and transition. The Company will classify as income tax expense any interest and penalties. The Company has no material uncertain tax positions for any of the reporting periods presented.

Concentrations

The Company is subject to credit risk from its portfolio of cash, cash equivalents and investments. Under its investment policy, the Company limits amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. The Company does not believe it is exposed to any significant concentrations of credit risk from these financial instruments. The Company maintains cash, cash equivalents and investment balances at four financial institutions. Management believes that the financial institutions which hold its cash are financially sound and, accordingly, minimal credit risk exists. As of December 31, 2021, and 2020, respectively, the Company’s cash balances were in excess of insured limits maintained at the financial institutions.

Segment Reporting

The Company operates in one segment, focused on developing and commercializing therapies using autologous TIL for the treatment of metastatic melanoma and other solid tumor cancers

Recently Issued and Adopted Accounting Standards

Income Taxes

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

NOTE 3. CASH EQUIVALENTS AND INVESTMENTS

The amortized cost and fair value of cash equivalents and investments as of December 31, 2021 and December 31, 2020 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2021	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$247,287	$—	$(520)	$246,767
U.S. government agency securities	5,104	—	(7)	5,097
Corporate securities	35,627	—	(39)	35,588
Commercial paper	235,352	10	(46)	235,316
Money market funds	56,250	—	—	56,250
Total investments	$579,620	$10	$(612)	$579,018

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2020	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$470,108	$30	$(29)	$470,109
U.S. government agency securities	91,981	20	(2)	91,999
Money market funds	49,720	—	—	49,720
Total	$611,809	$50	$(31)	$611,828

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of cash equivalents and investments as of December 31, 2021 and December 31, 2020 are classified as follows in the Company’s Consolidated Balance Sheets (in thousands):

	December 31,	December 31,
Classified as:	2021	2020
Cash equivalents	$61,249	$49,720
Short-term investments	426,181	562,108
Long-term investments	91,588	—
Total investments	$579,018	$611,828

Cash equivalents in the tables above exclude cash demand deposits of $17.0 million and $17.6 million as of December 31, 2021 and 2020, respectively. Unrealized gains and losses are included in accumulated other comprehensive (loss) income, and as of December 31, 2021 and 2020 no unrealized losses on available-for-sale securities have resulted from credit risk. All available-for-sale securities held as of December 31, 2021 and December 31, 2020 had contractual maturities of less than two years. No significant available-for-sale securities held as of the periods presented have been in a continuous unrealized loss position for more than 12 months. The Company determined that it has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. To date, the Company has not recorded any impairment charges on its marketable securities.

Recurring Fair Value Measurements

The following table summarizes the Company’s available-for-sale investments by contractual maturity (in thousands):

	December 31, 2021
	Amortized Cost	Fair Value
Within one year	$487,718	$487,430
One year to two years	91,902	91,588
Total investments	$579,620	$579,018

As of December 31, 2021 and 2020, the fair value of the Company’s financial assets, which consist of cash equivalents and short-term and long-term investments classified as available-for-sale securities, were measured on a recurring basis were categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$246,767	$—	$—	$246,767
U.S. government agency securities	—	5,097	—	5,097
Corporate securities	—	35,588	—	35,588
Commercial paper	—	235,316	—	235,316
Money market funds	56,250	—	—	56,250
Total	$303,017	$276,001	$—	$579,018

	Assets at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$470,109	$—	$—	$470,109
U.S. government agency securities	91,999	—	—	91,999
Money market funds	49,720	—	—	49,720
Total	$611,828	$—	$—	$611,828

Level 2 assets consist of commercial paper and government agency securities. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	December 31,	December 31,
	2021	2020
Leasehold improvements	$57,817	$2,573
Lab, process, and validation equipment	8,686	4,656
Utility equipment	4,179	—
Office furniture and equipment	1,244	480
Computer software	1,163	—
Computer equipment	674	270
Machinery and equipment	82	—
Construction in progress	35,782	56,758
Total Property and equipment, cost	109,627	64,737
Less: Accumulated depreciation and amortization	(8,689)	(5,578)
Property and equipment, net	$100,938	$59,159

Depreciation expense for the years ended December 31, 2021, 2020, and 2019 was approximately $3.1 million, $1.1 million and $1.2 million, respectively. During the year ended December 31, 2021, the Company placed $62.4 million of assets related to the iCTC in service and initiated depreciation of these assets. The depreciation expense related to these assets for the year ended December 31, 2021 was $1.6 million.

NOTE 5. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2021	2020
Accrued payroll and employee related expenses	$21,513	$9,032
Clinical related	18,167	15,661
Manufacturing related	6,566	3,266
Facilities related	4,857	4,342
Legal and related services	1,907	1,061
Other accrued expenses	3,756	1,712
Total accrued expenses	$56,766	$35,074

NOTE 6. STOCKHOLDERS’ EQUITY

Common Stock

The Company’s certificate of incorporation, as amended, authorizes the issuance of up to 300,000,000 shares of the Company’s common stock, par value $0.000041666. As of December 31, 2021, 157,004,742 shares of the Company’s common stock were issued and outstanding.

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

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the Sales Agreement, Jefferies may sell the Common Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended. Jefferies will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the Common Shares from time to time, based upon instructions from the Company (including any price or size limits or other customary parameters or conditions the Company may impose).The Company will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any Common Shares sold through Jefferies under the Sales Agreement.

The Company is not obligated to make any sales of Common Shares under the Sales Agreement. The offering of Common Shares pursuant to the Sales Agreement will terminate upon the earlier to occur of (i) the issuance and sale, through Jefferies, of all Common Shares subject to the Sales Agreement and (ii) termination of the Sales Agreement in accordance with its terms.

For the year ended December 31, 2021, the Company received $203.2 million in net proceeds, net of offering costs, through the sale of 6,474,099 shares of its common stock through the Sales Agreement at a weighted average price per share of $32.12, respectively.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock. As of December 31, 2021, 17,000 shares were designated as Series A Convertible Preferred Stock and 11,500,000 shares were designated as Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock”).

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

No shares of Series A Convertible Preferred Stock were converted to common stock during the year ended December 31, 2021 and 2020. As of December 31, 2021 and 2020, 194 shares of Series A Convertible Preferred Stock (that are convertible into 97,000 shares of common stock) remained outstanding.

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

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2021, 738,961 shares of Series B Convertible Preferred Stock were converted to common stock. No shares of Series B Convertible Preferred Stock were converted to common stock during the year ended December 31, 2020. At December 31, 2021 and 2020, 2,842,158 and 3,581,119 shares of Series B Preferred Stock (that are convertible into 2,842,158 and 3,581,119 shares of common stock) remained outstanding, respectively.

Equity Incentive Plans

The Company has multiple equity incentive plans under which it grants awards. As of December 31, 2021, there are 60,785 shares available to grant under the 2014 Equity Incentive Plan (the “2014 Plan”).

On April 22, 2018, the Company’s board of directors (the “Board”) adopted the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (the “2018 Plan”), which was approved by the Company’s stockholders in June 2018. The 2018 Plan as approved initially authorized the issuance up to an aggregate of 6,000,000 shares of common stock in the form of incentive (qualified) stock options, non-qualified options, common stock, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards or any combination of the foregoing. On June 8, 2020, the Company's stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2018 Plan from 6,000,000 to 14,000,000 shares, which became effective immediately. As of December 31, 2021, 3,866,948 shares of common stock were available for grant under the Company’s 2018 Plan.

On September 22, 2021, the Board adopted the Iovance Biotherapeutics, Inc. 2021 Inducement Plan (the “2021 Inducement Plan”). The 2021 Inducement Plan provides for the grant of non-qualified options, common stock, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards, or any combination of the foregoing. The 2021 Inducement Plan was recommended for approval by the Compensation Committee of the Board (the “Compensation Committee”), and subsequently approved and adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the rules and regulations of The Nasdaq Stock Market, LLC (the “Nasdaq Listing Rules”).

The Board initially reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the 2021 Inducement Plan, and the 2021 Inducement Plan will be administered by the Compensation Committee. On January 12, 2022, the Compensation Committee approved an amendment to the 2021 Inducement Plan solely to increase the number of shares reserved for issuance under the 2021 Inducement Plan from 1,000,000 shares of the Company’s common stock to 1,750,000 shares of the Company’s common stock without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.

In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, equity awards under the 2021 Inducement Plan may only be made to an employee if such employee is granted such equity awards in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. In addition, awards under the 2021 Inducement Plan may only be made to employees who have not previously been an employee or member of the Board (or any parent or subsidiary of the Company) or following a bona fide period of non-employment of the employee by the Company (or a parent or subsidiary of the Company). As of December 31, 2021, 723,525 shares of common stock were available for grant under the Inducement Plan.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

A summary of the status of stock options as of December 31, 2021, and the changes during the three years then ended, is presented in the following table:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contract	Value
	Options	Price	Life	(in thousands)
Outstanding at January 1, 2019	6,889,287	$10.25
Issued	4,166,600	14.73
Exercised	(727,492)	8.85
Expired/Cancelled	(833,683)	13.87
Outstanding at December 31, 2019	9,494,712	$12.00
Issued	4,981,001	28.17
Exercised	(973,854)	9.92
Expired/Cancelled	(886,221)	18.67
Outstanding at December 31, 2020	12,615,638	$18.08
Issued	5,528,724	38.05
Exercised	(2,822,617)	11.88
Expired/Cancelled	(2,800,880)	32.58
Outstanding at December 31, 2021	12,520,865	$25.05	7.64	$35,047
Ending vested and expected to vest at December 31, 2021	12,520,865	$25.05	7.64	$35,047
Options exercisable at December 31, 2021	6,466,673	$16.67	6.40	$34,112

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

The compensation expense related to the 2020 ESPP for the years ended December 31, 2021 and 2020 were $1.2 million and $61,000, respectively. During the year ended December 31, 2021, the Company received proceeds of $1.6 million for the issuance of 94,148 shares under the 2020 ESPP and there was $0.4 million of unrecognized compensation cost associated with the 2020 ESPP, which will be recognized over 5.33 months. As of December 31, 2020, no shares were issued under the 2020 ESPP and there was $0.5 million of unrecognized compensation cost associated with the 2020 ESPP, to be recognized over 6 months.

Restricted Stock Units

On June 1, 2016, the Company entered into an RSU agreement with the Company’s former Chief Executive Officer, pursuant to which the Company granted the former Chief Executive Officer 550,000 RSUs as an inducement of employment pursuant to the exception to The Nasdaq Global Market rules that generally require stockholder approval of equity incentive plans. These RSUs, which included certain performance vesting criteria based upon the satisfaction of certain clinical trial milestones were fully vested as of June 1, 2020. No RSUs related to this grant were outstanding at either December 31, 2021 or 2020.

In June 2021, under the terms of the 2018 Plan, the Company granted 1,253,540 RSUs to its executives and employees. The awards are time-based, and each award has one of two vesting conditions. For certain RSU awards, 100% of the RSUs will vest on the

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

first anniversary of the grant date, and for others, 50% of the RSUs will vest on the first anniversary of the grant date with the remaining 50% vesting on December 31, 2022, assuming all time-based conditions are achieved.

A summary of the RSU activity during the years ended December 31, 2021 and 2020 is presented in the following table:

		Weighted
	Number	Average
	of	Grant Date
	RSUs	Fair Value
Outstanding, non-vested as of December 31, 2020	—	$—
Granted	1,253,540	23.87
Vested	—	—
Canceled/Forfeited	(143,530)	23.87
Outstanding, non-vested as of December 31, 2021	1,110,010	$23.87

As of December 31, 2021, there was $14.2 million of unrecognized stock-based compensation expense associated with unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of 0.62 years. The aggregate intrinsic value of the unvested RSUs outstanding as of December 31, 2021 was $21.2 million.

Stock-Based Compensation

Total stock-based compensation expense related to all of the Company’s stock-based awards was recorded on the Consolidated Statements of Operations as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Research and development	$40,833	$19,727	$11,396
General and administrative	28,932	21,160	12,881
Total stock-based compensation expense	$69,765	$40,887	$24,277

Total stock-based compensation expense by type of award was as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Stock option expense	$56,305	$40,714	$23,964
Restricted stock unit expense	12,247	112	313
ESPP expense	1,213	61	—
Total stock-based compensation expense	$69,765	$40,887	$24,277

As of December 31, 2021, there was $93.6 million of total unrecognized compensation expense related to unvested employee stock options, which the Company expects to recognize over a remaining weighted average period of 1.84 years.

The weighted average grant date fair value for employee options granted under the Company's stock option plans during the years ended December 31, 2021, 2020, and 2019 was $22.28, $17.32, and $9.48 per option respectively.

The aggregate intrinsic value in the table above reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year ended December 31, 2021 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2021. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value of stock options exercised during the year ended December 31, 2021, 2020, and 2019 were $21.3 million, $21.4 million, and $5.3 million, respectively.

The following table summarizes the assumptions relating to options granted pursuant to the Company’s equity incentive plans for the years ended December 31, 2021, 2020, and 2019:

	Stock Option			ESPP
	Years Ended December 31,			Years Ended December 31,
Assumptions:	2021	2020	2019	2021	2020
Expected term (years)	4.94 - 5.28	5.18 - 6.19	6.14 - 6.06	0.50	0.50
Expected volatility	70.35% - 73.88%	69.99% - 70.99%	71.62% - 70.63%	52.04% - 94.56%	54.90%
Risk-free interest rate	0.36% - 0.97%	0.28% - 1.83%	2.59% - 1.62%	0.06% - 0.13%	0.09%
Expected dividend yield	0%	0%	0%	0%	0%

-	Expected Term (Years)—The expected term of the stock option grants was calculated based on historical exercises, cancellations, and forfeitures of stock options and outstanding option shares
-	Expected Volatility —The expected volatility is based on the historical volatility for the Company's stock over a period equal to the expected terms of the options.
-	Risk-Free Interest Rate —The risk-free interest rate was based on the market yield currently available on United States Treasury securities with maturities approximately equal to the option’s expected term.
-	Expected Dividend Yield —The Company has never paid dividends and does not expect to pay dividends in the foreseeable future.
-	Forfeiture Rate —The Company recognizes forfeitures as they occur.

Each of the inputs discussed above is subjective and generally requires significant management judgment.

NOTE 7. EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan covering substantially all U.S. employees under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “IRC”). The Company's matching contribution to the defined contribution plan was $2.2 million, $1.2 million, and $0.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. INCOME TAXES

The Company did not record a provision or benefit for income taxes for the years ended December 31, 2021, 2020 or 2019.

The significant components of the Company’s net deferred tax assets and liabilities are summarized as follows (in thousands):

	As of December 31,
	2021	2020
Deferred income tax assets:
Net operating loss carryforwards	$203,298	$144,087
Stock-based compensation	18,319	11,364
Tax credit carryforwards	40,851	32,508
Lease liabilities	14,970	11,051
Depreciation and amortization	228	250
Reserves and accruals	4,445	1,866
Deferred tax assets before valuation allowance	282,111	201,126
Less: valuation allowance	(267,469)	(189,412)
Net deferred income tax assets	14,642	11,714
Deferred tax liabilities:
Depreciation and amortization	(14,642)	(11,714)
Net deferred tax assets (liabilities)	$—	$—

The reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Years ended December 31,
	2021	2020	2019
Federal statutory tax rate	21%	21%	21%
Orphan drug and research credits	2	3	4
Permanent and other differences	—	(1)	(1)
State tax, net of federal benefit	—	—	2
	23%	23%	26%
Valuation allowance	(23)%	(23)%	(26)%
Effective tax rate	—%	—%	—%

The Company had net operating loss carryforwards (“NOLs”) for federal and state income tax purposes of approximately $945.3 million and $149.6 million, respectively, as of December 31, 2021. $142.4 million of federal NOLs will expire beginning in 2027, while $803.0 million generated after the recently enacted tax reform will have an indefinite life under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The state NOLs will expire if unused in years 2030 through 2041.

The Company’s utilization of NOLs is subject to an annual limitation due to ownership changes that have occurred previously or that could occur in the future as provided in Section 382 of the Internal Revenue Code (“Section 382”), as well as similar state provisions. Section 382 limits the utilization of NOLs when there is a greater than 50% change of ownership as determined under the regulations. Since its formation, the Company has raised capital through the issuance of capital stock and various convertible instruments which, combined with the purchasing shareholders’ subsequent disposition of these shares, has resulted in multiple ownership changes as defined by Section 382, and could result in ownership change in the future upon subsequent disposition. The Company’s utilization of NOLs may also be adversely affected by future changes in federal and state tax laws and regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020, the change in the valuation allowance was approximately $78.1 million, $60.7 million, and $50.6 million, respectively.

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

If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as income tax expenses in the Consolidated Statements of Operations. Penalties would be recognized as a component of “General and Administrative Expenses” in the Consolidated Statements of Operations.

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended December 31, 2021, 2020, and 2019 is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Unrecognized benefit - beginning of period	$14,432	$10,038	$6,344
Gross decreases - prior period tax positions	(159)	—	—
Gross increase current period tax positions	3,898	4,394	3,694
Unrecognized benefit - end of period	$18,171	$14,432	$10,038

No interest or penalties on unpaid tax were recorded during the years ended December 31, 2021, 2020, or 2019. The Company does not anticipate any significant changes within 12 months of this reporting date of its uncertain tax positions.

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

NOTE 9. LICENSES AND AGREEMENTS

National Institutes of Health (the “NIH”) and the National Cancer Institute (the “NCI”)

Cooperative Research and Development Agreement (the “CRADA”)

In August 2011, the Company signed a five-year CRADA with the NCI to work on the development of adoptive cell immunotherapies that are designed to destroy metastatic melanoma cells.

The CRADA was amended in January 2015, to include four new indications, including the development of TIL therapy for the treatment of patients with bladder, lung, triple-negative breast, and Human Papilloma Virus (“HPV”)-associated cancers.

The CRADA was further amended in August 2016 to, among other things, (i) extend the term of the CRADA by another five years to August 2021, and (ii) modify the focus on the development of unmodified TIL as a stand-alone therapy or in combination. The parties have continued the development of improved methods for the generation and selection of TIL with anti-tumor reactivity in metastatic melanoma, bladder, lung, breast, and HPV-associated cancers.

The CRADA was further amended in August 2021 to, among other things, extend the term of the CRADA by another three years to August 2024. The research plan in this amendment includes the evaluation in clinical trials of strategies for development of more potent TILs, such as selection of CD39/69 double negative cells and the use of certain inhibitors or other reagents in TIL expansion cultures.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the terms of the CRADA, as amended, the Company is required to make quarterly payments of $0.5 million to the NCI for support of research activities. To the extent the Company licenses patent rights relating to a TIL-based product candidate, the Company will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, the Company may be required to supply certain test articles, including TIL, grown and processed under cGMP conditions, suitable for use in clinical trials. The extended CRADA has a three-year term expiring in August 2024. The Company or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. The Company recorded costs associated with the CRADA of $2.0 million, $2.0 million, and $2.2 million for the years ended December 31, 2021, 2020 and 2019, respectively, as research and development expenses.

Patent License Agreement Related to the Development and Manufacture of TIL

The Company entered into an Exclusive Patent License Agreement (the “Patent License Agreement”) with the NIH, an agency of the U.S. Public Health Service within the Department of Health and Human Services, in 2011, as amended in 2015. Pursuant to the Patent License Agreement, as amended, the NIH granted the Company licenses, including exclusive, co-exclusive, and non-exclusive licenses, to certain technologies relating to autologous tumor infiltrating lymphocyte adoptive cell therapy products for the treatment of metastatic melanoma, lung, breast, bladder and HPV-positive cancers.

Effective May 6, 2021, the Company entered into an Amended and Restated Patent License Agreement with NIH (the “Amended and Restated Patent License Agreement”), which includes the grant of additional exclusive, worldwide patent rights in the Indications to cytokine-tethered TIL technology, and expands the non-exclusive, worldwide field of use to all cancers. The Amended and Restated Patent License Agreement requires the Company to pay royalties based on a percentage of net sales in jurisdictions where patent rights exist, which percentage can fall into a tier that may be less than one percent to mid-single digits depending upon certain events, including the exclusivity of the rights, and the Company expects lower overall royalty payments as a result. The Company also agreed to potential milestone payments on the achievement of certain clinical, regulatory, and commercial sales milestones for each of the Indications and other direct costs incurred by the NIH pursuant to the Amended and Restated Patent License Agreement. The Company anticipates making milestone payments, including a payment in the low-single-digit millions of dollars in conjunction with the approval of a Biologics License Application for any of its product candidates covered by the Amended and Restated Patent License Agreement. The term of the Amended and Restated Patent License Agreement continues until the expiry of the last-to-expire patent rights licensed thereunder, and the agreement contains standard termination provisions.

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

H. Lee Moffitt Cancer Center

Research Collaboration and Clinical Grant Agreements with Moffitt

In December 2016, the Company entered into a new three-year Sponsored Research Agreement with H. Lee Moffitt Cancer Center (“Moffitt”) which expired in December 2019. In June 2020, the Company entered into a new Sponsored Research Agreement with Moffitt, with a term that ends either upon completion of the research thereunder or on July 1, 2022, whichever is sooner, and under which immaterial payments will be made to Moffitt in connection with the research services thereunder. In December 2016, the Company entered into a clinical grant agreement with Moffitt to support an ongoing clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with metastatic melanoma. In June 2017, the Company entered into a second clinical grant agreement with Moffitt to support a new clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

patients with non-small cell lung cancer, under which the Company obtained a non-exclusive, royalty-free license to any new Moffitt inventions made in the performance of the agreement. Under both clinical grant agreements with Moffit, the Company has non-exclusive rights to clinical data arising from the respective clinical trials. In the years ended December 31, 2021, 2020 and 2019, the Company recorded research and development costs of $0.4 million, $0.6 million, and $0.7 million, respectively, in connection with the research collaboration and clinical grant agreements with Moffitt.

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

Pursuant to the First Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million. A patent issuance fee will also be payable under the First Moffitt License, upon the issuance of the first U.S. patent covering the subject technology. In addition, the Company agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales (which percentage is in the low single digits) and sublicensing payments, as applicable, and annual minimum royalties beginning with the first sale of products based on the licensed technologies, which minimum royalties will be credited against the percentage royalty payments otherwise payable in that year. The Company will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the First Moffitt License related to the treatment of any cancers in the U.S., Europe and Japan and in other countries designated by the Company in agreement with Moffitt. No expenses were recorded for the First Moffitt License for the year ended December 31, 2021, 2020, and 2019.

The Company entered into a second license agreement with Moffitt effective as of May 7, 2018 (the “Second Moffitt License”), under which the Company received a license to Moffitt’s rights to patent-pending technologies related to the use of 4-1BB agonists in conjunction with TIL manufacturing processes and therapies. Pursuant to the Second Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million in 2018. An annual license maintenance fee is also payable commencing on the first anniversary of the effective date. In addition, the Company agreed to pay an annual commercial use payment for each indication for which a first sale has occurred, which in the aggregate amounts to up to $0.4 million a year. The Company recorded $0.1 million for the years ended December 31, 2021, 2020 and 2019 as research and development expenses in connection with this agreement. The Company subsequently exercised an option to exclusively license Moffitt’s rights to patent pending technologies related to the use of tumor digests in conjunction with TIL manufacturing processes and therapies, and entered into an amended and restated Second Moffitt License in October 2021 (the “Amended & Restated Second Moffit License”), to include these rights. Pursuant to the Amended & Restated Second Moffitt License, the Company paid an upfront licensing fee in the amount of $0.2 million in 2021. In addition, the Company agreed to pay an annual commercial use payment for each indication for which a first sale has occurred for products relating to the use of 4-1BB antagonists and for products relating to the use of tumor digests covered by the license.

The University of Texas M.D. Anderson Cancer Center

Strategic Alliance Agreement

On April 17, 2017, the Company entered into a Strategic Alliance Agreement (the “SAA”) with The University of Texas M.D. Anderson Cancer Center (“MDACC”) under which the Company and MDACC agreed to conduct clinical and preclinical research studies. The Company agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA. In return, the Company acquired all rights to inventions resulting from the studies and has been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of MDACC reasonably necessary to exploit, including the commercialization thereof. The Company has also been granted certain rights in clinical data generated by MDACC outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt by the Company of all deliverables due from MDACC thereunder. The Company recorded $0.5 million, $1.1 million and $3.4 million associated with the SAA for the year ended December 31, 2021, 2020, and 2019 as research and development expenses, respectively.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WuXi Advanced Therapies, Inc.

In November 2016, the Company entered into a three-year manufacturing and services agreement (“MSA”) with WuXi Advanced Therapies, Inc. (“WuXi”) pursuant to which WuXi agreed to provide manufacturing and other services, which has since been amended and assigned to our subsidiary Iovance Biotherapeutics Manufacturing LLC. Under the agreement, the Company entered into two statements of work for two cGMP manufacturing suites to be established and operated by WuXi for the Company, both of the suites are expected to be capable of being used for the commercial manufacture of its products. The terms of the related statements of work currently extend to February 2022 for the first statement of work and were extended to December 2022 for the second statement of work. The Company recorded costs associated with agreements with WuXi of $17.5 million, $20.6 million, and $28.4 million for the years ended December 31, 2021, 2020, and 2019 respectively, as research and development expenses.

Cellectis S.A.

On December 31, 2019, the Company entered into a research collaboration and exclusive worldwide license agreement whereby the Company will license gene-editing technology from Cellectis S.A. (“Cellectis”), a clinical-stage biopharmaceutical company, to develop TIL therapies that have been genetically edited. Financial terms of the license include development, regulatory and sales milestone payments from the Company to Cellectis, as well as royalty payments based on net sales of TALEN®-modified TIL products. The Company recorded costs associated with the license agreement from Cellectis of $0.4 million the years ended December 31, 2021, and 2020 respectively.

Novartis Pharma AG

On January 9, 2020, the Company obtained a license from Novartis Pharma AG (“Novartis”) to develop and commercialize an antibody cytokine engrafted protein, which the Company refers to as IOV-3001. Under the agreement, the Company paid an upfront payment to Novartis and may pay future milestones related to initiation of patient dosing in various phases of clinical development for IOV-3001 and approval of the product in the U.S., EU and Japan. Novartis is also entitled to low-to-mid single digit percentage royalties from commercial sales of the product. The Company recorded costs associated with the license agreement from Novartis of $10.0 million as research and development expenses for the year ended December 31, 2020.

NOTE 10. LEASES

Operating Leases

The Company leases corporate office space in California, including 49,918 square feet for its new corporate headquarters’ office space in San Carlos, California, manufacturing, research and development lab facilities and office space in Pennsylvania, including 136,000 square feet of commercial manufacturing and lab space in Philadelphia, Pennsylvania, and research and development lab facilities in Florida. The determination if an arrangement is a lease occurs at inception, and for leases with terms greater than 12 months, the Company records a related right-of-use asset and lease liability at the present value of lease payments over the term. Many leases include fixed rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. The Company’s leases do not provide an implicit rate, and thus the Company estimated the incremental borrowing rate in calculating the present value of the lease payments.

The Company’s leases have remaining lease terms of less than one year to approximately 20 years. Some of our leases include one or more options to renew with renewal terms that can extend the lease for additional years, or options to terminate the leases, both at the Company’s discretion. The Company’s leases may include options to extend or terminate the lease, which is considered in the lease term when it is reasonably certain that the Company will exercise any such options. Lease expense for minimum lease payments is recognized on a straight-line basis based on the fixed components of a lease arrangement.

Variable lease cost is determined based on performance or usage in accordance with the contractual agreements, and not based on an index or rate. Such costs that are not fixed in nature are recognized as incurred.

The Company also leases certain furniture and equipment that has a lease term of 12 months or less. Since the lease agreement do not include an option to purchase the underlying asset, the Company elected not to apply the recognition requirements of Topic 842 for short-term leases, however, the lease costs that pertain to the short-term leases are disclosed in the components of lease costs table below.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Manufacturing Contracts

The Company uses contract manufacturing organizations (collectively the “CMOs” and each a “CMO”) to manufacture and supply TILs for clinical and commercial purposes. The CMO contractual obligations consist of the use of manufacturing facilities and minimum fixed commitment fees, such as personnel, general support fees, and minimum production or material fees. In addition to the minimum fixed commitment fees, the CMO contractual obligations include variable costs such as production and material costs in excess of the minimum quantity specified in each CMO agreement. During the term of each CMO agreement, the Company has access to and control of the use of a dedicated suite in each of the CMOs’ facilities for manufacturing activities. The contracts with CMOs generally contain embedded operating leases based on the fact that the suites are used for the Company’s production are implicitly identified, are used exclusively by the Company during the contractual term of the arrangements, and the CMOs have no substantive contractual rights to substitute the facilities used by the Company. Further, the Company controls the use of the facilities by obtaining all of the economic benefits from the use of the facilities and direct the use of the facilities throughout the period of use. The terms of the CMO contracts include options to terminate the lease with an advance notice of five to six months. The termination clauses and extension clauses are included in the calculation of the lease term for each of the CMOs when it is reasonably certain that it will not exercise such options.

For contracts with multiple deliverables, Topic 842 requires the Company to first identify a lease deliverable and non-lease deliverable included in the arrangements, and then allocate the fixed contractual consideration to the lease deliverable(s) and the non-lease deliverable(s) on a relative standalone selling price basis to determine the amount of operating lease right-of-use assets and liabilities. The Company identified the use of a dedicated suite as a single lease deliverable, and related labor services as a single non-lease deliverable in each of the CMO arrangements. Judgment is required to determine the relative standalone selling price of each deliverable as the observable standalone selling prices are not readily available. Therefore, management uses estimates and assumptions in determining relative standalone selling price of lease of a suite and labor service using information that includes market and other observable inputs to the extent possible.

The balance sheet classification of the Company’s right-of-use asset and lease liabilities was as follows (in thousands):

	December 31, 2021	December 31, 2020
Operating lease right-of-use assets	$68,983	$54,756
Operating lease liabilities
Current portion included in current liabilities	5,057	6,284
Long-term portion included in non-current liabilities	65,474	45,375
Total operating lease liabilities	$70,531	$51,659

The following table summarizes components of lease expenses, which were included in Total expenses in the Company’s Consolidated Statements of Operations, and other information related to our operating leases as follows (in thousands, except weighted-average remaining lease terms and discount rates):

	For the Year	For the Year
	Ended	Ended
	December 31, 2021	December 31, 2020
Operating lease cost	$15,341	$8,728
Variable lease cost	4,649	5,585
Short-term lease cost	119	91
Total lease cost	$20,109	$14,404

Other information
Cash paid for amounts included in the measurement of lease liabilities included in Operating cashflows	$12,316	$8,372
Right-of-use assets obtained from entering new leases	$17,617	$50,327
Increase in right-of-use assets from lease modifications	$7,796	$1,306
Weighted-average remaining lease terms (years)	15.38	16.76
Weighted-average discount rates	7.3%	8.3%

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021, future payments associated with the Company's operating lease liabilities were as follows (in thousands):

		CMO
	Facility	embedded
Year Ending December 31,	leases	leases	Total
2022	$5,401	$4,093	$9,494
2023	8,006	—	8,006
2024	8,206	—	8,206
2025	8,107	—	8,107
2026	7,979	—	7,979
Thereafter	91,952	—	91,952
Total lease payments	$129,651	$4,093	$133,744
Less: Present value adjustment	(56,483)	(119)	(56,602)
Future tenant improvement reimbursement	(6,611)	—	(6,611)
Operating lease liabilities	$66,557	$3,974	$70,531

For its new corporate headquarters’ office, the Company was provided a tenant improvement allowance of $8.2 million. As of December 31, 2021, the Company has received reimbursement associated with this tenant improvement allowance of $1.6 million.

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

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 27, 2019, the Solomon Plaintiffs filed a new lawsuit (through new legal counsel) (“the Second Solomon Suit”) titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Iovance Biotherapeutics, Inc., f/k/a/ Lion Biotechnologies Inc. f/k/a/ Genesis Biopharma Inc., and Manish Singh in the Supreme Court of the State of New York, County of New York (index no. 655668/2019). In the Second Solomon Suit, the Solomon Plaintiffs allege that they are third party beneficiaries of a “finder’s fee agreement” that prior management entered into with a third party unlicensed entity in 2012 in connection with seeking financing, that an agreement or understanding existed between the Company and the plaintiffs that the plaintiffs would be paid fees and commissions (in cash and stock) if they obtained financing for the Company, and that they directly and indirectly introduced investors to the Company who invested in the Company, or were willing to invest in the Company. Finally, the Solomon Plaintiffs allege that they were promised a license to use the Company’s technology in Israel. The plaintiffs claim that the Company breached the foregoing understandings, promises and agreements and, as a result, they are entitled to certain damages. The Solomon Plaintiffs also allege that Manish Singh, the Company’s former Chief Executive Officer, committed fraud and took shares belonging to them. On February 18, 2020, the Company filed a removal petition and removed the Second Solomon Suit to the U.S. District Court for the Southern District of New York, where the case has been assigned case no. 1:20-cv-1391. On May 22, 2020, the Company moved to dismiss the Second Solomon Suit for lack of personal jurisdiction. On March 26, 2021, Court denied the Company’s motion to dismiss for lack of personal jurisdiction. The Company filed a response to the complaint in the Second Solomon Suit on April 30, 2021. On May 26, 2021, the Company and Singh filed motions for judgment on the pleadings with respect to the second and third claims asserted against the Company and all claims asserted against Singh, respectively, in the Second Solomon Suit. On January 5, 2022, the Court granted the Company’s motions for judgement on the pleadings, dismissing the second and third claims against the Company and dismissing all claims against Singh.

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

The Company concluded that it is not reasonably assured that all or a portion of the loan will be forgiven as of December 31, 2021, and therefore accounted for the Job Creation Loan as debt in accordance with ASC Topic 470, Debt, as opposed to an in-substance government grant, and classified as a long-term debt in its Condensed Consolidated Balance Sheets as of December 31, 2021.