Form 10-Q
period 2022-03-31
IOVANCE BIOTHERAPEUTICS, INC.
filed 2022-05-05
CIK 1425205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to    .

Commission File Number 001-36860

IOVANCE BIOTHERAPEUTICS, INC.

(Exact name of issuer as specified in its charter)

Delaware	75-3254381
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

825 Industrial Road, Suite 400, San Carlos, CA 94070

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.000041666	IOVA	The Nasdaq Global Market

At April 25, 2022, the issuer had 157,168,321 shares of common stock, par value $0.000041666 per share, outstanding.

IOVANCE BIOTHERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except share and per share information)

	March 31,	December 31,
	2022	2021
ASSETS

Current Assets
Cash and cash equivalents	$92,360	$78,229
Short-term investments	389,829	426,181
Prepaid expenses and other assets	7,779	3,546
Total Current Assets	489,968	507,956

Property and equipment, net	102,757	100,938
Operating lease right-of-use assets	73,475	68,983
Long-term investments	27,701	91,588
Restricted cash	6,084	6,084
Long-term assets	1,266	1,784
Total Assets	$701,251	$777,333

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$20,454	$27,377
Accrued expenses	48,911	56,766
Operating lease liabilities	7,710	5,057
Total Current Liabilities	77,075	89,200

Non-Current Liabilities
Operating lease liabilities – noncurrent	71,184	65,474
Long-term note payable	1,000	1,000
Total Non-Current Liabilities	72,184	66,474
Total Liabilities	149,259	155,674

Commitments and contingencies

Stockholders’ Equity
Series A Convertible Preferred stock, $0.001 par value; 17,000 shares designated, 194 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Series B Convertible Preferred stock, $0.001 par value; 11,500,000 shares designated, 2,842,158 shares issued and outstanding as of March 31, 2022 and December 31, 2021	3	3
Common stock, $0.000041666 par value; 300,000,000 shares authorized, 157,168,321 and 157,004,742 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	7	7
Accumulated other comprehensive loss	(2,343)	(601)
Additional paid-in capital	1,818,377	1,794,695
Accumulated deficit	(1,264,052)	(1,172,445)
Total Stockholders’ Equity	551,992	621,659
Total Liabilities and Stockholders’ Equity	$701,251	$777,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited; in thousands, except per share information)

	Three Months Ended
	March 31,
	2022	2021
Costs and expenses
Research and development	68,300	55,949
General and administrative	23,413	19,621
Total costs and expenses	91,713	75,570

Loss from operations	(91,713)	(75,570)
Other income
Interest income, net	106	121
Net Loss	$(91,607)	$(75,449)
Net Loss Per Share of Common Stock, Basic and Diluted	$(0.58)	$(0.51)
Weighted Average Shares of Common Stock Outstanding, Basic and Diluted	157,113	147,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited; in thousands)

	Three Months Ended
	March 31,
	2022	2021
Net Loss	$(91,607)	$(75,449)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments	(1,742)	77
Comprehensive Loss	$(93,349)	$(75,372)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2022 and 2021

(unaudited; in thousands, except share information)

	Series A		Series B
	Convertible		Convertible				Additional	Accumulated other		Total
	Preferred Sock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - December 31, 2021	194	$—	2,842,158	$3	157,004,742	$7	$1,794,695	$(601)	$(1,172,445)	$621,659
Stock-based compensation expense	—	—	—	—	—	—	22,265	—	—	22,265
Common stock issued upon exercise of stock options	—	—	—	—	163,579	—	1,417	—	—	1,417
Unrealized loss on investments	—	—	—	—	—	—	—	(1,742)	—	(1,742)
Net loss	—	—	—	—	—	—	—	—	(91,607)	(91,607)
Balance - March 31, 2022	194	$—	2,842,158	$3	157,168,321	$7	$1,818,377	$(2,343)	$(1,264,052)	$551,992

Balance - December 31, 2020	194	$—	3,581,119	$4	146,874,917	$6	$1,486,662	$19	$(830,193)	$656,498
Stock-based compensation expense	—	—	—	—	—	—	16,941	—	—	16,941
Common stock issued upon exercise of stock options	—	—	—	—	423,178	—	6,479	—	—	6,479
Common stock sold in public offering, net of offering costs	—	—	—	—	1,278,243	—	42,885	—	—	42,885
Common stock issued from preferred stock conversion	—	—	(738,961)	(1)	738,961	—	1	—	—	—
Unrealized gain on investments	—	—	—	—	—	—	—	77	—	77
Net loss	—	—	—	—	—	—	—	—	(75,449)	(75,449)
Balance - March 31, 2021	194	$—	2,842,158	$3	149,315,299	$6	$1,552,968	$96	$(905,642)	$647,431

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(91,607)	$(75,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	22,265	16,941
Amortization of right of use asset	3,181	2,402
Depreciation and amortization	1,797	372
Accretion (amortization) of discounts and premiums on investments	541	2,066
Loss on write-off of fixed assets	314	—
Changes in assets and liabilities:
Prepaid expenses, other assets and long-term assets	(3,715)	(4,067)
Operating lease liabilities	690	(1,374)
Accounts payable	(2,104)	(15)
Accrued expenses and other liabilities	(5,164)	(3,267)
Net cash used in operating activities	(73,802)	(62,391)

Cash Flows from Investing Activities
Maturities of investments	143,508	158,286
Purchase of investments	(45,552)	(70,370)
Purchase of property and equipment	(11,440)	(10,705)
Net cash provided by investing activities	86,516	77,211

Cash Flows from Financing Activities
Proceeds from the issuance of common stock upon exercise of options	1,417	6,479
Proceeds from the issuance of common stock, net	—	42,885
Proceeds from the issuance of debt	—	1,000
Net cash provided by financing activities	1,417	50,364
Net increase in cash, cash equivalents and restricted cash	14,131	65,184
Cash, Cash Equivalents and Restricted Cash Beginning of Period	84,313	72,854
Cash, Cash Equivalents and Restricted Cash End of Period	$98,444	$138,038

Supplemental disclosure of non-cash investing and financing activities:
Net unrealized (loss) gain on short-term investments	$(1,742)	$77
Acquisition of property and equipment included in accounts payable and accrued expenses	4,900	8,352
Conversion of convertible preferred stock to common stock	—	(1)
Lease liabilities arising from obtaining right-of-use asset from lease modifications	7,673	—

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

Basis of Presentation of Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company's financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2022 or for any other period. The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2022. These interim financial statements should be read in conjunction with that report. Certain prior period amounts reported in our condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period presentation.

Liquidity

The Company is currently engaged in the development of therapeutics to fight cancer, specifically solid tumors. The Company currently does not have any commercial products and has not yet generated any revenues from its business, nor does the Company currently anticipate that it will generate any significant revenues from the sale or licensing of any of its product candidates during the twelve months from the date these financial statements are issued. The Company has incurred a net loss of $91.6 million for the three months ended March 31, 2022 and used $73.8 million of cash in its operating activities during the three months ended March 31, 2022. As of March 31, 2022, the Company had $516.0 million in cash, cash equivalents, investments, and restricted cash ($92.4 million of cash and cash equivalents, $389.8 million in short-term investments, $27.7 million in long-term investments, and $6.1 million in restricted cash).

The Company expects to continue its research and development activities, increase pre-commercial activities and complete construction of the remaining tenant improvements for the Iovance Cell Therapy Center (the “iCTC”), which are expected to increase the amount of cash used during the remainder of 2022 and beyond. Specifically, the Company expects continued spending on its current and planned clinical trials, continued expansion of manufacturing activities, higher payroll expenses as the Company increases its professional and scientific staff and continuation of pre-commercial activities. Based on the funds the Company has available as of the date these financial statements are issued, the Company believes that it has sufficient capital to fund its anticipated operating expenses and capital expenditures as planned for at least the next twelve months from the date these financial statements are issued.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents, and Investments

The Company’s cash and cash equivalents include short-term investments with original maturities of three months or less when purchased. The Company's investments are classified as “available-for-sale.” The Company includes these investments in current assets or non-current assets in the Condensed Consolidated Balance Sheets based on the length of maturity from the reporting date and carries them at fair value. Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive loss. Impairment losses related to credit losses (if any) are recorded as an allowance for credit losses with an offsetting entry to Interest income, net. No impairment losses related to credit losses were recognized for the three months ended March 31, 2022 and 2021. The cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in Interest income, net in the Condensed Consolidated Statements of Operations. Gains and losses on securities sold are recorded based on the specific identification method and are included in Interest income, net in the Condensed Consolidated Statements of Operations. The Company has not incurred any realized gains or losses from sales of securities to date. The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities and commercial paper, and places restrictions on maturities and concentration by type and issuer, except for securities issued by the U.S. government.

Restricted Cash

The Company maintains a required minimum balance in a segregated bank account in connection with three letters of credit, one for $5.45 million for the benefit of the landlord for the iCTC used as a security deposit for the lease (See Note 8 - Leases), one for $0.1 million for the benefit of a utilities service provider to cover the use of certain minimum established levels of utilities, and one for $0.6 million for the benefit of the landlord for the Company’s current headquarters’ lease. The total amount is classified as Restricted Cash on the Condensed Consolidated Balance Sheets. The first letter of credit for $5.45 million originally expired on May 28, 2020, however, it automatically extends for additional one-year periods, without written agreement, to May 28 in each succeeding calendar year, through at least 60 days after the lease expiration date. Further, on the expiration of the seventh year of the lease, and each anniversary date thereafter, the letter of credit may be decreased by $1.0 million with a minimum security deposit of $1.5 million maintained through the end of the lease term. The second letter of credit for $0.1 million expired on March 9, 2021, however, it automatically extends, without written agreement, to the expiration date of December 1, 2022, or until such established minimum service levels are achieved, whichever is earlier. The third letter of credit for $0.6 million expires on February 1, 2032, however, it will be automatically extended, without written agreement, for one-year periods to February in each succeeding calendar year. As of March 31, 2022 and December 31, 2021, restricted cash totaled $6.1 million and has been classified as a non-current asset on the Company’s Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash, reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31,
	2022	2021
Cash and cash equivalents	$92,360	$131,954
Restricted cash	6,084	6,084
Total cash, cash equivalents and restricted cash	$98,444	$138,038

Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

Diluted net loss per share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding and the dilutive common stock equivalents outstanding during the period. The Company’s potentially dilutive common stock equivalent shares, which include incremental common shares issuable upon (i) the exercise of outstanding stock options, (ii) purchases though the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), (iii) vesting of restricted stock units, and (iv) conversion of preferred stock, are only included in the calculation of diluted net loss per share when their effect is dilutive.

As of March 31, 2022 and 2021, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive:

	March 31,
	2022	2021
Stock options	14,101,526	15,419,226
Employee Stock Purchase Plan	86,448	55,963
Restricted stock units	3,095,177	—
Series A Convertible Preferred Stock*	97,000	97,000
Series B Convertible Preferred Stock*	2,842,158	2,842,158
	20,222,309	18,414,347

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

Leases

The Company determines if an arrangement includes a lease at inception and thereafter, if modified. Operating leases are included in its Condensed Consolidated Balance Sheets as Operating lease right-of-use assets and Operating lease liabilities as of March 31, 2022 and December 31, 2021. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date or modification date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses an estimated incremental borrowing rate that is applicable to the Company based on the information available at the later of the lease commencement or modification date.

The operating lease right-of-use assets also include any lease payments made less lease incentives. The Company’s leases may include options to extend or terminate the lease, which is considered in the lease term when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term and recorded in costs and expenses in the Condensed Consolidated Statements of Operations. The Company has elected not to apply the recognition requirements of Accounting Standards Update (“ASU”) No. 2016-02 and No. 2018-10 (together “Topic 842”) for short-term leases.

For lease agreements entered into by the Company that include lease and non-lease components, such components are generally accounted for separately.

Stock-Based Compensation

The Company periodically grants stock options to employees and non-employees as compensation for services rendered. The Company accounts for all stock-based payment awards made to employees, including the employee stock purchase plans, and non-employees in accordance with the authoritative guidance provided by the Financial Accounting Standards Board (“FASB”) where the value of the award is measured on the date of grant and recognized over the vesting period. Forfeitures are recognized in the period in which they occur. The Company accounts for stock option grants to non-employees in a similar manner as stock option grants to employees except for the term used in the grant date fair value, therefore no longer requiring a re-measurement at the then-current fair values at each reporting date until the shares underlying the options have vested. The non-employee awards that contain a performance condition that affects the quantity or other terms of the award are measured based on the outcome that is probable.

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

The Company issues restricted stock units (“RSUs”) from time to time as part of its equity incentive plans. The Company measures the compensation cost with respect to RSUs issued to employees based upon the estimated fair value of the equity instruments at the date of the grant, which is recognized as an expense over the period during which an employee is required to provide services in exchange for the awards. The fair value of RSUs is based on the closing price of the Company’s common stock on the grant date.

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

In the event advance payments are made to a CRO, CMO or other outside service provider, the payments are recorded within prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets and subsequently recognized as research and development expense in the Condensed Consolidated Statements of Operations when the associated services have been performed. As actual costs become known, the Company adjusts its estimates, liabilities and assets. Inputs used in the determination of estimates discussed above may vary from actual, which will result in adjustments to research and development expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect its results of operations. The Company’s historical estimates have not been materially different from actual amounts recorded.

Segment Reporting

The Company operates in one segment, focused on developing and commercializing therapies using autologous TIL for the treatment of metastatic melanoma and other solid tumor cancers.

NOTE 3. CASH EQUIVALENTS, INVESTMENTS AND FAIR VALUE MEASUREMENTS

The amortized cost, fair value measurements, and fair value of cash equivalents and investments as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of March 31, 2022	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$248,546	$—	$(2,062)	$246,484
U.S. government agency securities	5,067	—	(21)	5,046
Corporate securities	34,408	—	(79)	34,329
Commercial paper	158,276	1	(182)	158,095
Money market funds	45,249	—	—	45,249
Total investments	$491,546	$1	$(2,344)	$489,203

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2021	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$247,287	$—	$(520)	$246,767
U.S. government agency securities	5,104	—	(7)	5,097
Corporate securities	35,627	—	(39)	35,588
Commercial paper	235,352	10	(46)	235,316
Money market funds	56,250	—	—	56,250
Total investments	$579,620	$10	$(612)	$579,018

The fair value of cash equivalents and investments as of March 31, 2022 and December 31, 2021 are classified as follows in the Company’s Consolidated Balance Sheets (in thousands):

	March 31,	December 31,
Classified as:	2022	2021
Cash equivalents	$71,673	$61,249
Short-term investments	389,829	426,181
Long-term investments	27,701	91,588
Total investments	$489,203	$579,018

Cash equivalents in the tables above exclude cash demand deposits of $20.7 million and $17.0 million as of March 31, 2022 and December 31, 2021, respectively. Unrealized gains and losses are included in accumulated other comprehensive loss, and as of March 31, 2022 and December 31, 2021 no unrealized losses on available-for-sale securities have resulted from credit risk. All available-for-sale securities held as of March 31, 2022 and December 31, 2021 had contractual maturities of less than two years. No available-for-sale securities held as of the periods presented have been in a continuous unrealized loss position for more than 12 months. The Company determined that it has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. To date, the Company has not recorded any impairment charges on its marketable securities.

The following table summarizes the Company’s cash equivalents and available-for-sale investments by contractual maturity (in thousands):

	March 31, 2022
	Amortized Cost	Fair Value
Within one year	$463,385	$461,502
One year to two years	28,161	27,701
Total investments	$491,546	$489,203

Recurring Fair Value Measurements

As of March 31, 2022 and December 31, 2021, the fair value of the Company’s financial assets that are measured at fair value on a recurring basis, which consist of cash equivalents and short-term and long-term investments classified as available-for-sale securities, are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of March 31, 2022
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$246,484	$—	$—	$246,484
U.S. government agency securities	—	5,046	—	5,046
Corporate securities	—	34,329	—	34,329
Commercial paper	—	158,095	—	158,095
Money market funds	45,249	—	—	45,249
Total	$291,733	$197,470	$—	$489,203

	Assets at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$246,767	$—	$—	$246,767
U.S. government agency securities	—	5,097	—	5,097
Corporate securities	—	35,588	—	35,588
Commercial paper	—	235,316	—	235,316
Money market funds	56,250	—	—	56,250
Total	$303,017	$276,001	$—	$579,018

Level 2 assets consist of commercial paper and government agency securities. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset.

NOTE 4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Leasehold improvements	$65,767	$57,817
Lab, process, and validation equipment	9,173	8,686
Utility equipment	4,179	4,179
Office furniture and equipment	2,136	1,244
Computer software	6,264	1,163
Computer equipment	674	674
Machinery and equipment	82	82
Construction in progress	23,732	35,782
Total Property and equipment, cost	112,007	109,627
Less: Accumulated depreciation and amortization	(9,250)	(8,689)
Property and equipment, net	$102,757	$100,938

Depreciation expense for the three months ended March 31, 2022 and 2021, was $1.8 million and $0.4 million, respectively.

NOTE 5. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued payroll and employee related expenses	$18,204	$21,513
Clinical related	17,910	18,167
Manufacturing related	6,295	6,566
Facilities related	2,077	4,857
Legal and related services	1,654	1,907
Other accrued expenses	2,771	3,756
Total accrued expenses	$48,911	$56,766

NOTE 6. STOCKHOLDERS’ EQUITY

Common Stock

The Company’s certificate of incorporation, as amended, authorizes the issuance of up to 300,000,000 shares of the Company’s common stock, par value $0.000041666. As of March 31, 2022, 157,168,321 shares of the Company’s common stock were issued and outstanding.

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

No sales were made pursuant to the Sales Agreement during the three months ended March 31, 2022. For the three months ended March 31, 2021, the Company received approximately $42.9 million in net proceeds, net of offering costs, through the sale of 1,278,243 shares of its common stock through the Sales Agreement at a weighted average price per share of $34.67.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock. As of March 31, 2022, 17,000 shares were designated as Series A Convertible Preferred Stock (“Series A Convertible Preferred Stock”) and 11,500,000 shares were designated as Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock”).

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

No shares of Series A Convertible Preferred Stock were converted during the three months ended March 31, 2022 or 2021. As of March 31, 2022, and December 31, 2021, 194 shares of Series A Convertible Preferred Stock (that are convertible into 97,000 shares of common stock) remained outstanding.

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

During the three months ended March 31, 2022, no shares of Series B Convertible Preferred Stock were converted into shares of common stock. During the three months ended March 31, 2021, a total of 738,961 of Series B Convertible Preferred Stock were converted into 738,961 shares of common stock. As of March 31, 2022, and December 31, 2021, 2,842,158 shares of Series B Preferred Stock (that are convertible into 2,842,158 shares of common stock) remained outstanding.

Equity Incentive Plans

The Company has multiple equity incentive plans under which it grants awards. As of March 31, 2022, there are 79,465 shares available to grant under the 2014 Equity Incentive Plan (the “2014 Plan”).

On April 22, 2018, the Company’s board of directors (the “Board”) adopted the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (the “2018 Plan”), which was approved by the Company’s stockholders in June 2018. The 2018 Plan as approved initially authorized the issuance up to an aggregate of 6,000,000 shares of common stock in the form of incentive (qualified) stock options, non-qualified options, common stock, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards or any combination of the foregoing. On June 8, 2020, the Company's stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2018 Plan from 6,000,000 to 14,000,000 shares, which became effective immediately. As of March 31, 2022, 1,058,461 shares of common stock were available for grant under the Company’s 2018 Plan.

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

The Board initially reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the 2021 Inducement Plan, and the 2021 Inducement Plan is administered by the Compensation Committee. On January 12, 2022, the Compensation Committee approved an amendment to the 2021 Inducement Plan solely to increase the number of shares reserved for issuance under the 2021 Inducement Plan from 1,000,000 shares of the Company’s common stock to 1,750,000 shares of the Company’s common stock without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.

In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, equity awards under the 2021 Inducement Plan may only be made to an employee if such employee is granted such equity awards in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. In addition, awards under the 2021 Inducement Plan may only be made to employees who have not previously been an employee or member of the Board (or any parent or subsidiary of the Company) or following a bona fide period of non-employment of the employee by the Company (or a parent or subsidiary of the Company). As of March 31, 2022, 552,925 shares of common stock were available for grant under the 2021 Inducement Plan.

Stock Options

A summary of the stock option activity during the three months ended March 31, 2022, is presented in the following table:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contract	Value
	Options	Price	Life	(in thousands)
Outstanding at December 31, 2021	12,520,865	$25.05
Issued	1,887,052	14.69
Exercised	(163,579)	8.65
Expired/Cancelled	(142,812)	29.52
Outstanding at March 31, 2022	14,101,526	$23.81	7.83	$27,587
Ending vested and expected to vest at March 31, 2022	14,101,526	$23.81	7.83	$27,587
Options exercisable at March 31, 2022	7,543,738	$20.50	6.74	$23,859

As of March 31, 2022, there was $94.1 million of total unrecognized compensation expense related to the options that is expected to be recognized over a weighted average period of 1.97 years.

The weighted average grant date fair value for employee options granted under the Company’s stock option plans during the three months ended March 31, 2022 and 2021 was $8.81 and $26.42 per option, respectively.

The aggregate intrinsic value in the table above reflects the total pre-tax intrinsic value (calculated as the difference between the Company’s closing stock price on the last trading day of the quarter ended March 31, 2022 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2022. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

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

The compensation expense related to the 2020 ESPP for the three months ended March 31, 2022 and 2021 was $0.2 million and $0.3 million, respectively. As of March 31, 2022, 94,148 shares had been issued to date under the 2020 ESPP and there was $0.2 million of unrecognized compensation cost associated with the 2020 ESPP, which is expected to be recognized over the remaining 2.3 months.

Restricted Stock Units and Performance Restricted Stock Units

In addition to RSUs that have time-based vesting requirements, from time to time the Company may issue RSUs that include certain performance vesting criteria based upon the satisfaction of stated objectives  (“PRSUs”).  Compensation expense related to PRSUs is based on the grant date fair value of the award and recorded from the period that achievement is determined to be probable through the stated service period associated with the award.

Activity for RSUs and PRSUs units during the three months ended March 31, 2022 is presented in the following table:

		Weighted
	Number	Average
	of	Grant Date
	RSUs and PRSUs	Fair Value
Outstanding, non-vested as of December 31, 2021	1,110,010	$23.87
Granted	2,027,774	15.18
Canceled/Forfeited	(42,607)	19.43
Outstanding, non-vested as of March 31, 2022	3,095,177	$18.24

As of March 31, 2022, there was $37.0 million of unrecognized stock-based compensation expense associated with unvested RSU and PRSUs, which the Company expects to recognize over a remaining weighted-average period of 1.88 years. The aggregate intrinsic value of the unvested RSUs and PRSUs outstanding as of March 31, 2022 was $51.5 million.

Stock-Based Compensation

Total stock-based compensation expense related to all of the Company’s stock-based awards was recorded on the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Research and development	$13,651	$9,202
General and administrative	8,614	7,739
Total stock-based compensation expense	$22,265	$16,941

Total stock-based compensation expense by type of award was as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Stock option expense	$14,867	$16,660
Restricted stock expense	7,162	—
ESPP expense	236	281
Total stock-based compensation expense	$22,265	$16,941

NOTE 7. LICENSES AND AGREEMENTS

National Institutes of Health (the “NIH”) and the National Cancer Institute (the “NCI”)

Cooperative Research and Development Agreement (the “CRADA”)

In August 2011, the Company signed a five-year CRADA with the NCI to work on the development of adoptive cell immunotherapies that are designed to destroy metastatic melanoma cells. The CRADA was amended in 2015 and 2016 to, among other things, extend the term of the CRADA through August 2021, include new indications such as the development of TIL therapy for the treatment of patients with bladder, lung, triple-negative breast, and Human Papilloma Virus (“HPV”)-associated cancers, and modify the focus on the development of unmodified TIL as a stand-alone therapy or in combination. The parties have continued the development of improved methods for the generation and selection of TIL with anti-tumor reactivity in metastatic melanoma, bladder, lung, breast, and HPV-associated cancers.

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

Pursuant to the terms of the CRADA, as amended, the Company is required to make quarterly payments of $0.5 million to the NCI for support of research activities. To the extent the Company licenses patent rights relating to a TIL-based product candidate, the Company will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, the Company may be required to supply certain test articles, including TIL, grown and processed under Current Good Manufacturing Practice (“cGMP”) conditions, suitable for use in clinical trials. The extended CRADA has a three-year term expiring in August 2024. The Company or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. The Company recorded costs associated with the CRADA of $0.5 million for each of the three months ended March 31, 2022 and 2021, respectively, as research and development expenses.

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

Under the Exclusive Patent License Agreement, the Company agreed to pay customary royalties based on a percentage of net sales of a licensed product (which percentage is in the mid-single digits), a percentage of revenues from sublicensing arrangements, and lump sum benchmark payments upon the successful completion of clinical studies involving licensed technologies, the receipt of the first Food and Drug Administration (the “FDA”) approval or foreign equivalent for a licensed product or process resulting from the licensed technologies, the first commercial sale of a licensed product or process in the U.S., and the first commercial sale of a licensed product or process in any foreign country.

H. Lee Moffitt Cancer Center

Research Collaboration and Clinical Grant Agreements with Moffitt

In June 2020, the Company entered into a Sponsored Research Agreement with the H. Lee Moffitt Cancer Center (“Moffitt”), with a term that ends either upon completion of the research thereunder or on July 1, 2022, whichever is sooner, and under which immaterial payments will be made to Moffitt in connection with the research services thereunder.

In December 2016, the Company entered into a clinical grant agreement with Moffitt to support an ongoing clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with metastatic melanoma. In June 2017, the Company entered into a second clinical grant agreement with Moffitt to support a new clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with non-small cell lung cancer, under which the Company obtained a non-exclusive, royalty-free license to any new Moffitt inventions made in the performance of the agreement. Under both clinical grant agreements with Moffit, the Company has non-exclusive rights to clinical data arising from the respective clinical trials. The Company recorded $0.1 million and $0.2 million of research and development expense for the three months ended March 31, 2022 and 2021 respectively, in connection with the research collaboration and clinical grant agreements with Moffitt.

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

Pursuant to the First Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million which was recorded as research and development expense. A patent issuance fee will also be payable under the First Moffitt License, upon the issuance of the first U.S. patent covering the subject technology. In addition, the Company agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales (which percentage is in the low single digits) and sublicensing payments, as applicable, and annual minimum royalties beginning with the first sale of products based on the licensed technologies, which minimum royalties will be credited against the percentage royalty payments otherwise payable in that year. The Company will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the First Moffitt License related to the treatment of any cancers in the U.S., Europe, and Japan and in other countries designated by the Company in agreement with Moffitt. No expenses were recorded for the First Moffitt License for the three months ended March 31, 2022 and 2021.

The Company entered into a second license agreement with Moffitt effective as of May 7, 2018 (the “Second Moffitt License”), under which the Company received a license to Moffitt’s rights to patent-pending technologies related to the use of 4-1BB agonists in conjunction with TIL manufacturing processes and therapies. Pursuant to the Second Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million in 2018. An annual license maintenance fee is also payable commencing on the first anniversary of the effective date. In addition, the Company agreed to pay an annual commercial use payment for each indication for which a first sale has occurred, which in the aggregate amounts to up to $0.4 million a year. The Company recorded a de minimis amount for the three months ended March 31, 2022 and 2021 as research and development expenses in connection with this agreement.

The Company subsequently exercised an option to exclusively license Moffitt’s rights to patent pending technologies related to the use of tumor digests in conjunction with TIL manufacturing processes and therapies and entered into an amended and restated Second Moffitt License in October 2021 (the “Amended & Restated Second Moffit License”), to include these rights. Pursuant to the Amended & Restated Second Moffitt License, the Company paid an upfront licensing fee in the amount of $0.2 million in 2021, which was recorded as research and development expense. In addition, the Company agreed to pay an annual commercial use payment for each indication for which a first sale has occurred for products relating to the use of 4-1BB antagonists and for products relating to the use of tumor digests covered by the license.

The University of Texas M.D. Anderson Cancer Center

Strategic Alliance Agreement

On April 17, 2017, the Company entered into a Strategic Alliance Agreement (the “SAA”) with The University of Texas M.D. Anderson Cancer Center (“MDACC”) under which the Company and MDACC agreed to conduct clinical and preclinical research studies. The Company agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA, of which approximately $7.0 million has been funded cumulatively through March 31, 2022, and has been recorded as research and development expense. In return, the Company acquired all rights to inventions resulting from the studies and has been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of MDACC reasonably necessary to exploit, including the commercialization thereof. The Company has also been granted certain rights in clinical data generated by MDACC outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt by the Company of all deliverables due from MDACC thereunder. The Company recorded a de minimis amount associated with the SAA for the three months ended March 31, 2022 and 2021, respectively, as research and development expenses.

WuXi Advanced Therapies, Inc.

In November 2016, the Company entered into a three-year manufacturing and services agreement (“MSA”) with WuXi Advanced Therapies, Inc. (“WuXi”) pursuant to which WuXi agreed to provide manufacturing and other services, which has since been amended and assigned to its subsidiary Iovance Biotherapeutics Manufacturing LLC. Under the MSA, the Company entered into two statements of work for two cGMP manufacturing suites to be established and operated by WuXi for the Company, both of the suites are expected to be capable of being used for the commercial manufacture of its products. The terms of the two statements of work were both extended to December 2022. The Company recorded costs associated with agreements with WuXi of $3.9 million and $3.4 million for the three months ended March 31, 2022 and 2021, respectively, as research and development expenses.

Cellectis S.A.

On December 31, 2019, the Company entered into a research collaboration and exclusive worldwide license agreement whereby the Company will license gene-editing technology from Cellectis S.A. (“Cellectis”), a clinical-stage biopharmaceutical company, to develop TIL therapies that have been genetically edited. Financial terms of the license include development, regulatory and sales milestone payments from the Company to Cellectis, as well as royalty payments based on net sales of TALEN®-modified TIL products. The Company recorded costs associated with the license agreement with Cellectis of $0.1 million for each of the three months ended March 31, 2022 and 2021, respectively, as research and development expense.

Novartis Pharma AG

On January 12, 2020, the Company obtained a license from Novartis Pharma AG (“Novartis”) to develop and commercialize an antibody cytokine engrafted protein, which the Company refers to as IOV-3001. Under the agreement, the Company has paid an upfront payment to Novartis and may pay future milestones related to initiation of patient dosing in various phases of clinical development for IOV-3001 and approval of the product in the U.S, EU, and Japan. Novartis is also entitled to low-to-mid single digit percentage royalties from commercial sales of the product. The Company recorded costs associated with the license agreement from Novartis of $10.0 million as research and development expenses during the fiscal year ended December 31, 2020. No expenses were recorded for the three months ended March 31, 2022 or 2021.

NOTE 8. LEASES

Operating Leases

The Company leases corporate office space in California, including 49,918 square feet for its current corporate headquarters’ office space in San Carlos, California, manufacturing, research and development lab facilities and office space in Philadelphia, Pennsylvania, including 136,000 square feet of commercial manufacturing and lab space at the iCTC, and research and development lab facilities in Tampa, Florida. The determination if an arrangement is a lease occurs at inception, and for leases with terms greater than 12 months, the Company records a related right-of-use asset and lease liability at the present value of lease payments over the term. Many leases include fixed rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. The Company’s leases do not provide an implicit rate, and thus the Company estimated the incremental borrowing rate in calculating the present value of the lease payments.

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

The balance sheet classification of the Company’s right-of-use asset and lease liabilities was as follows (in thousands):

	March 31,	December 31,
	2022	2021
Operating lease right-of-use assets	$73,475	$68,983
Operating lease liabilities
Current portion included in current liabilities	7,710	5,057
Long-term portion included in non-current liabilities	71,184	65,474
Total operating lease liabilities	$78,894	$70,531

The following table summarizes components of lease expenses, which were included in Total costs and expenses in the Company’s Condensed Consolidated Statements of Operations, and other information related to its operating leases as follows (in thousands except weighted-average remaining lease terms and discount rates):

	Three Months Ended
	March 31,
	2022	2021
Operating lease cost	$4,555	$3,398
Variable lease cost	980	710
Short-term lease cost	42	36
Total lease cost	$5,577	$4,144

Other information
Cash paid for amounts included in the measurement of lease liabilities included in Operating cash flows	$3,811	$2,466
Tenant improvement allowance received for amounts included in the measurement of lease liabilities included in Operating cash flows	$3,115	$144
Right-of-use assets obtained from entering new leases	$—	$618
Increase in right-of-use assets from lease modifications	$7,673	$2,159
Weighted-average remaining lease terms (years)	14.13	17.55
Weighted-average discount rates	7.2%	7.4%

As of March 31, 2022, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

		CMO
	Facility	embedded
Year Ending December 31,	leases	leases	Total
2022	$4,332	$6,317	$10,648
2023	8,015	3,120	11,135
2024	8,215	—	8,215
2025	8,116	—	8,116
2026	7,989	—	7,989
Thereafter	92,013	—	92,013
Total lease payments	$128,678	$9,437	$138,115
Less: Present value adjustment	(55,300)	(425)	(55,725)
Future tenant improvement reimbursement	(3,496)	—	(3,496)
Operating lease liabilities	$69,883	$9,012	$78,894

For its corporate headquarters’ office, the lease agreement includes a tenant improvement allowance of $8.2 million. As of March 31, 2022, the Company has received total reimbursements associated with this tenant improvement allowance of $4.7 million, of which $3.1 million was received during the three months ended March 31, 2022.

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

NOTE 10. INCOME TAXES

The Company did not record income tax expense for the three months ended March 31, 2022 and 2021, respectively as the Company expected to be in a taxable loss position in 2022 and 2021, and the net deferred tax assets are fully offset by a valuation allowance as it is not more likely than not that the benefit will be realized.  As of March 31, 2022, the Company remains in a cumulative book loss position and does not have sufficient positive evidence to realize its net deferred tax assets. As such, the Company continues to maintain a full valuation allowance against its net deferred tax assets.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of March 31, 2022 and results of operations for the three months ended March 31, 2022, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2021 which was filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2022. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Business” section of our Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q and other reports we file with the SEC. We use words such as “may,” “will,” “might,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “aim,” “potential,” “continue,” “ongoing,” “goal,” “forecast,” “guidance,” “outlook,” or the negative of these terms or other similar expressions to identify forward-looking statements, although not all forward-looking statements contain these words. All forward-looking statements included in this report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Iovance,” “we,” “us” and “our” refer to Iovance Biotherapeutics, Inc. and our subsidiaries.

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

Pivotal Cohort 4 of the C-144-01 trial was enrolled to evaluate Overall Response Rate, or ORR, as read out by an Independent Review Committee, or IRC, as the primary endpoint based on our interpretation of discussions with the FDA as part of an End of Phase 2, or EOP2, meeting held with the FDA in the third quarter of 2018. In October 2018, based on the data provided to the FDA during the EOP2 meeting, we announced that lifileucel had received a Regenerative Medicines Advanced Therapy, or RMAT, designation from the FDA. Enrollment in Cohort 4 of the C-144-01 trial commenced in March 2019 and patient dosing was completed in January 2020.

Previously, we reported the submission of additional potency assay data to the FDA, and at the same time, we also announced that we had reached agreement with the FDA on the minimum duration of follow up for Cohort 4 to support our BLA submission for lifileucel in the treatment of metastatic melanoma. In May 2021, we announced that we had received regulatory feedback from the FDA regarding our potency assays for lifileucel. Following FDA feedback, we have continued our ongoing work developing and validating our potency assays and have engaged in discussions with the FDA during the second half of 2021 and the first quarter of 2022. Based on feedback received from these discussions, we expect to request a pre-BLA meeting in July 2022 and to complete a BLA submission for lifileucel in metastatic melanoma by August 2022. In connection with this BLA submission, the IRC is expected to independently assess responses for Cohort 4 patients through the data cut date, which must be completed prior to BLA submission or disclosure of IRC-read data.

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

In January 2020, we announced a research collaboration and exclusive worldwide licensing agreement with Cellectis S.A., or Cellectis, a clinical-stage biopharmaceutical company focused on developing immunotherapies based on gene-edited allogeneic chimeric antigen receptor modified T cells. The worldwide exclusive license enables us to use certain TALEN® technology addressing multiple gene targets to develop TIL that have been genetically modified to create potentially more potent cancer therapeutics for use in several cancer indications. Financial terms of the license include development, regulatory and sales milestone payments from us to Cellectis, as well as royalty payments based on net sales of TALEN-modified TIL products. In March 2022, we announced the FDA allowed an IND to proceed for our first genetically modified TIL therapy, IOV-4001, for the treatment of previously treated advanced melanoma or metastatic NSCLC. We expect to initiate our first clinical trial of IOV-4001 in 2022. In addition to IOV-4001, we are currently developing additional targets for genetic modification using the TALEN technology, including double-knock out programs in preclinical development.

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

Investigator-Sponsored Trials

Through our academic collaborators, we are also exploring the potential for TIL therapies in additional indications. As part of our collaboration program with The University of Texas M.D. Anderson Cancer Center, or MDACC, two Phase 2 trials were initiated in 2018. Both trials are sponsored by MDACC. The first trial, NCT03449108, investigates LN-145 manufactured by us, using our manufacturing processes, to treat patients with soft tissue sarcoma, osteosarcoma, platinum resistant ovarian cancer, and thyroid cancer. A second trial under the collaboration with MDACC, NCT03610490, was previously active. This trial treated patients with platinum resistant ovarian cancer, pancreatic and colorectal cancer with TIL manufactured by MDACC. The data obtained using this manufacturing process may not be representative of our data using our Gen 2 manufacturing process. We also collaborate with many other academic institutions using our TIL therapies. For example, a trial in collaboration with The Ohio State University, NCT05176470, began recruiting in April 2022, and will explore the use of lifileucel in high-risk melanoma in the neoadjuvant setting.

Intellectual Property

We have developed our own patent portfolio based on internal research and development activities. As a result, we now own a number of pending patent applications and granted patents in the fields of TIL therapy, MIL therapy, and PBL therapy, TIL, MIL, and PBL manufacturing processes, and TIL, MIL, and PBL expansion methods. For example, we currently own more than 40 U.S. patents related to TIL therapy, including patents directed to compositions and methods of treatment in a broad range of cancers, such as U.S. Patent Nos. 10,130,659; 10,166,257; 10,272,113; 10,363,273; 10,398,734; 10,420,799; 10,463,697; 10,517,894; 10,537,595; 10,639,330; 10,646,517; 10,653,723; 10,695,372; 10,894,063; 10,905,718; 10,918,666; 10,925,900; 10,933,094; 10,946,044; 10,946,045; 10,953,046; 10,953,047; 11,007,225; 11,007,226; 11,013,770; 11,026,974; 11,040,070; 11,052,115; 11,052,116; 11,058,728; 11,083,752; 11,123,371; 11,141,438 11,168,303; 11,168,304; 11,179,419; 11,202,803; 11,202,804; 11,241,456; 11,254,913; 11,266,694; 11,273,180; and 11,273,181. More than 30 of these patents are related to our Gen 2 TIL manufacturing processes and have terms that we anticipate will extend to January 2038, not including any patent term extensions or adjustments that may be available. Our owned and licensed intellectual property portfolio also includes patent applications relating to TIL, MIL, and PBL therapies; frozen tumor-based TIL technologies; remnant TIL and digest TIL compositions, methods and processes; methods of treatment of a broad range of cancers using TIL therapies; methods of manufacturing TIL, MIL, and PBL therapies; the use of costimulatory molecules in TIL therapy and manufacturing; stable and transient genetically-modified TIL therapies; methods of using ICIs in combination with TIL therapies; TIL selection technologies; and methods of treating patient subpopulations.

Impact of COVID-19 on our Business

Operations and Liquidity

The full impact of the novel strain of coronavirus, or COVID-19, pandemic is unknown and continuously evolving. While the potential economic impact brought by and over the duration of the COVID-19 pandemic may be difficult to assess or predict, the COVID-19 pandemic has resulted in significant disruption of global financial markets, which could in the future negatively affect our liquidity. In addition, a recession or market volatility resulting from the COVID-19 pandemic could affect our business. We have taken proactive, aggressive action throughout the COVID-19 pandemic to protect the health and safety of our employees and expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees. We do not believe that the COVID-19 pandemic had a material impact on our liquidity or results of operations for the three months ended March 31, 2022. Further, to date, the COVID-19 pandemic has not had significant effects on our clinical trial enrollment. Given the nature and type of our short-term investments in U.S. government securities, we do not believe that the COVID-19 pandemic will have a material impact on our current investment liquidity.

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

The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic, and actions that would be taken by governmental authorities to contain the pandemic or to treat its impact, makes it difficult to forecast any effects on our results for future periods.

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

Components of Results of Operations

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

Results of Operations for the Three Months Ended March 31, 2022 and 2021

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

Costs and Expenses

Research and development expense (in thousands)

	Three Months Ended		Increase
	March 31,		(Decrease)
	2022	2021	$	%
Research and development expense	$68,300	$55,949	12,351	22
Stock-based compensation expense included in research and development expense	13,651	9,202	4,449	48

Research and development expense for the three months ended March 31, 2022 increased by $12.4 million, or 22%, compared to the same period in 2021. The increase was primarily attributable to (i) a $6.5 million increase in payroll and related expenses and a $4.4 million increase in stock-based compensation expenses, both driven by increased hiring of research and development employees to support our ongoing and planned clinical development activities, (ii) a $5.7 million increase in facility and related costs, including depreciation expenses, associated with the iCTC and the build-out of our new corporate headquarters office, and (iii) a $1.6 million increase in other costs, including lab consumables, manufacturing, insurance, and travel expenses. These expenses were partially offset by a $5.8 million decrease in clinical trial costs due to completion of enrollment in pivotal cohorts for melanoma and cervical cancer, as well as our head and neck clinical trials.

General and administrative expense (in thousands)

	Three Months Ended		Increase
	March 31,		(Decrease)
	2022	2021	$	%
General and administrative expense	$23,413	$19,621	3,792	19
Stock-based compensation expense included in general and administrative expense	8,614	7,739	875	11

General and administrative expenses for the three months ended March 31, 2022 increased by $3.8 million, or 19%, compared to the same period in 2021. The increase was primarily attributable to (i) a $1.4 million increase in payroll and related expenses and a $0.9 million increase in stock-based compensation expenses, both resulting from increases in headcount to support the growth in the overall business and related corporate infrastructure, and (ii) a $1.5 million increase in other costs, including marketing, intellectual property and legal expenses, costs associated with the build-out of our new corporate headquarters, and increased costs to enhance and expand our information technology infrastructure to support our pre-commercialization activities as well as the continued growth in the overall company.

Interest income, net (in thousands)

	Three Months Ended		Increase
	March 31,		(Decrease)
	2022	2021	$	%
Interest income, net	$106	$121	(15)	(12)

Interest income, net for the three months ended March 31, 2022 and 2021 decreased by less than $0.1 million, or 12%, primarily due to declining interest rates and lower interest received on our cash, cash equivalents and investment portfolio.

Net loss (in thousands)

	Three Months Ended		Increase
	March 31,		(Decrease)
	2022	2021	$	%
Net loss	$(91,607)	$(75,449)	(16,158)	21

Net loss for the three months ended March 31, 2022 increased by $16.2 million or 21% compared to the same period in 2021. The increase in our net loss was due to the continued expansion of our research and development activities and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we further invest in our research and development activities, including our commercial readiness and clinical development.

Liquidity and Capital Resources

We have incurred losses and generated negative cash flows from operations since inception. Historically, we have funded our operations from various public and private offerings of our equity securities (both common stock and preferred stock), from option and warrant exercises, and from interest income. Since 2017, our primary source of funds has been from the public sale of our common stock. We currently do not anticipate that we will generate any significant revenues from the sale or licensing of any products during the 12 months from the date these financial statements are issued. We expect to further increase our research and development activities, especially continuing pre-commercial activities and completing the construction of our tenant improvements to the iCTC facility, which will increase the amount of cash we will use during the remainder of 2022 and beyond. Specifically, we expect increased spending on clinical trials, research and development activities, higher payroll expenses as we increase our professional and scientific staff and continue our expansion of manufacturing activities, including completion of the iCTC.

Corporate Capitalization

As of March 31, 2022, we had outstanding 157,168,321 shares of our $0.000041666 par value common stock, 194 shares of our $0.001 par value Series A Convertible Preferred Stock, and 2,842,158 shares of our $0.001 par value Series B Convertible Preferred Stock. The outstanding shares of Series A Convertible Preferred Stock are currently convertible into 97,000 shares of our common stock, and the outstanding shares of Series B Convertible Preferred Stock are currently convertible into 2,842,158 shares of our common stock. The shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock do not have voting rights or accrue dividends.

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

On February 8, 2021, we entered into an Open Market Sale Agreement (the “Sales Agreement”), with Jefferies LLC (“Jefferies”), with respect to an “at the market” offering program, under which we may, from time to time, in our sole discretion, issue and sell through Jefferies, acting as sales agent, up to $350.0 million of shares of our common stock. The issuance and sale, if any, of shares of our common stock under the Sales Agreement will be made pursuant to a prospectus supplement, dated February 8, 2021, to the 2020 Automatic Shelf Registration Statement. There were no sales of our common stock through the Sales Agreement during the three months ended March 31, 2022.

In the future, we may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. If any of the securities covered by the 2020 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of such offering at that time.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(73,802)	$(62,391)
Investing activities	86,516	77,211
Financing activities	1,417	50,364
Net increase in cash, cash equivalents and restricted cash	$14,131	$65,184

Operating Activities

Net cash used in operating activities represents cash disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss for non-cash items and changes in operating assets and liabilities. Net cash used in operating activities for the three months ended March 31, 2022 was $73.8 million as compared to $62.4 million for the same period in 2021. The increase of $11.4 million in cash used in operating activities was due to an increase in net loss driven by increased costs in research and development and pre-commercial activities, which was partially offset by an increase in non-cash charges of $6.3 million primarily driven by higher stock-based compensation expenses, as well as depreciation expenses and the amortization of operating right-of-use assets associated with our leased facilities. We also had an increase in cash used by assets and liabilities driven primarily by changes in accruals and accounts payable resulting from the increased size of our workforce, overall growth in the business and operations, and the timing of vendor invoicing and related payments. These increases were offset by a net increase in our operating lease liabilities associated with receipts of tenant improvement allowances for our new corporate headquarters office, offset by payments on lease arrangements.

Investing Activities

Net cash provided by investing activities for the periods presented primarily relates to the purchase and maturity of investments and capital expenditures. Net cash provided by investing activities for the three months ended March 31, 2022 was $86.5 million compared to net cash provided by investing activities of $77.2 million for the same period in 2021. The increase in cash provided by investing activities of $9.3 million was primarily due to the timing of maturities and purchases of investments.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 was $1.4 million compared to $50.4 million for the same period in 2021. The net cash provided by financing activities for the three months ended March 31, 2022 related to the cash proceeds from issuance of common stock upon exercise of stock options during the period. The net cash provided by financing activities for the same period in 2021 primarily related to net proceeds of $42.9 million received from sales of common shares through the “at the market” offering program and $6.5 million received from issuance of common stock upon exercise of stock options.

Off-Balance Sheet Arrangements

As of March 31, 2022, we had no obligations that would require disclosure as off-balance sheet arrangements.

Significant Accounting Policies and Recent Accounting Standards

See Note 2 of the condensed consolidated financial statements for a discussion of our significant accounting policies. There were no recently issued accounting standards applicable to us and we did not adopt any accounting standards during the three months ended March 31, 2022.

Inflation

Inflation has not had a material effect on our business, financial condition, or results of operations over our two most recent fiscal years.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in interest bearing cash accounts consisting of short-term debt securities issued by the U.S. government. The primary objective of our investment activities is to preserve principal. We adhere to an investment policy that requires us to limit amounts invested in securities based on credit rating, maturity, industry group and investment type and issuer, except for securities issued by the U.S. government. We do not have any derivative financial instruments or foreign currency instruments. As of March 31, 2022, we had $489.2 million invested in marketable securities with a maturity date of less than two years. As such, we believe that we are not exposed to any material market risk. If interest rates had varied by 1% as of March 31, 2022, the fair value of our investment portfolio would increase or decrease by approximately $2.0 million.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The information in Note 9 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 9 to our Condensed Consolidated Financial Statements for the quarter ended March 31, 2022 contained in this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors

The risks described below may not be the only ones relating to our company. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial conditions and future prospects and the trading price of our common stock could be harmed as a result of any of these risks. Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, including our financial statements and related notes, and our other filings from time to time with the Securities and Exchange Commission, or SEC.

Risk Factors Summary

We have marked with an asterisk (*) those risk factors below that reflect a substantive change from the risk factors included in our Annual Report on Form 10-K filed with the SEC on February 24, 2022.

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

Risks Related to Our Business

We have a history of operating losses; we expect to continue to incur losses and we may never be profitable.*

We are a clinical-stage biotechnology company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient's own immune system to eradicate cancer. We do not have products approved for commercial sale and have not generated revenue from operations. As of March 31, 2022, we had an accumulated deficit of $1.3 billion. In addition, during the three months ended March 31, 2022, we incurred a net loss of $91.6 million. Since our inception we have not generated any revenues from operations. We are preparing for the commercial launch of our products, if approved, in 2022. We do not expect to generate any meaningful product sales or royalty revenues until we have a product approved. We expect to incur significant additional operating losses in the future as we expand our development and clinical trial activities in support of demonstrating the effectiveness of our products.

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

Our CROs, clinical trial sites, and other third parties may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting clinical trials or other therapeutic development activities that could harm our competitive position. In addition, these third parties are not our employees, and except for remedies available to us under our agreements with them, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, non-clinical, and preclinical programs. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our trials may be repeated, extended, delayed, or terminated and we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates, or we or they may be subject to regulatory enforcement actions. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed. To the extent we are unable to successfully identify and manage the performance of third-party service providers in the future, our business may be materially and adversely affected.

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

Currently, our product candidates are manufactured using processes developed or modified by us or by our third-party research institution collaborators that we may not intend to use for more advanced clinical trials or commercialization. We have selected Gen 2 as the manufacturing process for product registration, and all ongoing and future company-sponsored clinical trials. Although we believe Gen 2 is a commercially viable process, there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency, and timely availability of raw materials. This includes potential risks associated with the FDA not agreeing with all of the details of our validation data or other aspects of our potency assay or assays for Cohort 4 of our C-144-01 clinical trial. For example, on October 5, 2020, we announced that we and the FDA have not been able to agree on the required potency assays to fully define our TIL therapy, which is required as part of a BLA submission, and that as a result of these developments, our BLA submission was not expected by the end of 2020 and was anticipated instead to occur in 2021. Previously, we reported the submission of assay data to the FDA, and on May 18, 2021, we announced that we had received regulatory feedback from the FDA regarding our potency assays for lifileucel. Following FDA feedback regarding the potency assays for lifileucel, we have continued ongoing work developing and validating our potency assays and have engaged in discussions with the FDA during the second half of 2021 and first quarter of 2022. We expect to request a pre-BLA meeting in July 2022 and to complete a BLA submission for lifileucel by August 2022.. As a result of these challenges, we may experience delays in our clinical development and/or commercialization plans. Furthermore, we may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

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

We may need additional financing to fund our operations and complete the development and commercialization of our various product candidates, and if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our product candidates. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

Our operations have consumed substantial amounts of cash since inception. From our inception to March 31, 2022, we have an accumulated deficit of $1.3 billion. In addition, our research and development and our operating costs have also been substantial and are expected to increase. For example, in October 2018, we closed an underwritten public offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $236.7 million. In June 2020, we closed another underwritten offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $567.0 million. In February 2021 we entered into an open market sale agreement, or the Sales Agreement, with Jefferies LLC, which provides for the sale of up to $350.0 million of our common stock from time to time. As of March 31, 2022, we had $516.0 million in cash, cash equivalents and investments ($92.4 million of cash and cash equivalents, $389.8 million in short-term investments, $27.7 million of long-term investments, and restricted cash of $6.1 million).

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

Under our license agreements with the NIH, Moffitt, Novartis, and Cellectis for our adoptive cell therapy and immunotherapy technologies, we are currently required to pay both substantial benchmark payments and royalties to that institution based on our revenues from sales of our products utilizing the licensed technologies. These payments could adversely affect the overall profitability for us of any products that we may seek to commercialize under these license agreements. In order to maintain our license rights under the NIH, Moffitt, Novartis, and Cellectis license agreements, we will need to meet certain specified milestones, subject to certain cure provisions, in the development of our product candidates. There is no assurance that we will be successful in meeting these milestones on a timely basis, or at all.

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

Our TIL therapies and our other therapies may be provided to patients in combination with other agents provided by third parties. The cost of such combination therapy may increase the overall cost of therapy and may result in issues regarding the allocation of reimbursements between our therapy and the other agents, all of which may affect our ability to obtain reimbursement coverage for the combination therapy from governmental or private third-party medical insurers.

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

Our business could be adversely affected by health epidemics in regions where we have offices, manufacturing facilities, concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of clinical trial sites, third party manufacturers and CROs upon whom we rely. For example, starting in December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China and has spread to multiple countries, including the U.S. and several European countries. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the U.S. declared the COVID-19 pandemic a national emergency. Similarly, during that time, the State of California declared a state of emergency related to the spread of the COVID-19 pandemic and the health officers of six San Francisco Bay Area counties, including San Mateo County where our headquarters in San Carlos is located, issued shelter-in-place orders. In addition, on March 19, 2020, the Governor of California and the State Public Health Officer and Director of the California Department of Public Health ordered all individuals living in the State of California to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. Similar executive orders have been issued by state and local governments in Pennsylvania, Florida, and elsewhere, and states of emergency have been declared at the state and local level in most jurisdictions throughout the U.S. As recently as April 2022, ports and airports in Shanghai, China have been closed due to another outbreak of COVID-19, resulting in a lockdown of the city and disruption to export and import activities. In the U.S., many of these executive orders in the U.S. have been rescinded, however the Company remains vigilant and continues to monitor the situation closely to determine if additional actions are required.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.*

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business.

Additionally, the recent military conflict in Ukraine has led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Although our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

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

A BLA must also include significant information regarding the chemistry, manufacturing and controls for the product. Additionally, we expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of cell therapies for cancer. We may also not be able to successfully utilize the BTD or RMAT designations we have received for metastatic cervical cancer and advanced melanoma, respectively, to successfully complete the development and commercialization of lifileucel. We may not be able to reach agreement with FDA on an interpretation of outcomes from our meetings, including meetings we have held with FDA in relation to our C-145-04 and C-144-01 clinical trials and future meetings. For example, on October 5, 2020, we announced that we and the FDA have not been able to agree on the required potency assays to fully define our TIL therapy, which is required as part of a BLA submission, and that as a result of these developments, our BLA submission was not expected by the end of 2020 and was anticipated to occur in 2021. Previously, we reported the submission of assay data to the FDA, and on May 18, 2021, we announced that we had received regulatory feedback from the FDA regarding our potency assays for lifileucel. Following FDA feedback regarding the potency assays for lifileucel, we have continued ongoing work developing and validating our potency assays and have engaged in discussions with the FDA during the second half of 2021 and first quarter of 2022. We expect to request a pre-BLA meeting in July 2022 and to complete a BLA submission for lifileucel by August 2022. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

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

As of March 31, 2022, we had 157,168,321 shares of common stock outstanding. In addition, we had 20,222,309 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted to purchase common stock based on vesting requirements of stock options and common stock issuable through purchases of employee stock purchase plan, or upon the conversion of preferred stock. The issuance and subsequent sale of the shares underlying these common stock equivalents could depress the trading price of our common stock. On June 10, 2019, our certificate of incorporation was amended to increase the number of authorized shares of our common stock, par value $0.000041666, from 150,000,000 shares to 300,000,000 shares, which was approved by our stockholders on that date.

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

Our certificate of incorporation, as amended, provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, creditors or other constituents, (3) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation, as amended, or our amended bylaws, or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and employees. Further, this choice of forum provision does not preclude or contract the scope of exclusive federal or concurrent jurisdiction for any actions brought under the Securities Act or the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

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

Item 2.Unregistered Sales of Securities and Use of Proceeds.

Nothing to report.

Item 3.	Defaults Upon Senior Securities.

Nothing to report.

Item 4.	Mine Safety Disclosures

Nothing to report.

Item 5.	Other Information.

Nothing to report.

Item 6.Exhibits

EXHIBIT INDEX

Exhibit	Description
31.1++	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2++	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1++	Section 1350 Certification of Chief Executive Officer (furnished herewith).
32.2++	Section 1350 Certification of Chief Financial Officer (furnished herewith).
101.INS++	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH++	Inline XBRL Taxonomy Schema Linkbase Document.
101.CAL++	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF++	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB++	Inline XBRL Taxonomy Labels Linkbase Document.
101.PRE++	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (the cover page interactive date file does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document).

++	Filed herewith (unless otherwise noted as being furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Iovance Biotherapeutics, Inc.

May 5, 2022	By:	/s/ Frederick G. Vogt, Ph.D., J.D.
Frederick G. Vogt, Ph.D., J.D.
Interim Chief Executive Officer and President, and General Counsel (Principal Executive Officer)

May 5, 2022	By:	/s/ Jean-Marc Bellemin
Jean-Marc Bellemin
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)