Form 10-Q
period 2022-09-30
IOVANCE BIOTHERAPEUTICS, INC.
filed 2022-11-03
CIK 1425205

+-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

At October 26, 2022, the issuer had 157,840,581 shares of common stock, par value $0.000041666 per share, outstanding.

IOVANCE BIOTHERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2022

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

Actual results may differ from those set forth in this Quarterly Report on Form 10-Q due to the risks and uncertainties inherent in our business, including, without limitation: the FDA may not agree with our interpretation of the results of its clinical trials; later developments with the FDA that may be inconsistent with already completed FDA meetings; the preliminary clinical results, including efficacy and safety results, from ongoing Phase 2 and Phase 3 trials may not be reflected in the final analyses of these trials including new cohorts within these trials; the results obtained in our ongoing clinical trials, such as the studies and trials referred to in this Quarterly Report on Form 10-Q, may not be indicative of results obtained in future clinical trials or supportive of product approval; regulatory authorities may potentially delay the timing of FDA or other regulatory authority approval of, or other action with respect to, our product candidates, specifically, our description of FDA interactions are subject to FDA’s interpretation, as well as FDA’s authority to request new or additional information; we may not be able to obtain or maintain FDA or other regulatory authority approval of its product candidates; our ability to address FDA or other regulatory authority requirements relating to our clinical programs and registrational plans, such requirements including, but not limited to, clinical and safety requirements as well as manufacturing and control requirements; risks related to our accelerated FDA review designations; our ability to obtain and maintain intellectual property rights relating to our product pipeline; and the acceptance by the market of our product candidates and their potential reimbursement by payors, if approved.

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

Unless the context requires otherwise, in this report the terms “Iovance,” the “Company,” “we,” “us” and “our” refer to Iovance Biotherapeutics, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except share and per share information)

	September 30,	December 31,
	2022	2021
ASSETS

Current Assets
Cash and cash equivalents	$118,366	$78,229
Short-term investments	241,807	426,181
Prepaid expenses and other assets	9,711	3,546
Total Current Assets	369,884	507,956

Property and equipment, net	100,746	100,938
Operating lease right-of-use assets	68,268	68,983
Long-term investments	—	91,588
Restricted cash	6,430	6,084
Long-term assets	596	1,784
Total Assets	$545,924	$777,333

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$24,255	$27,377
Accrued expenses	47,819	56,766
Operating lease liabilities	7,171	5,057
Total Current Liabilities	79,245	89,200

Non-Current Liabilities
Operating lease liabilities – non-current	71,943	65,474
Long-term note payable	1,000	1,000
Total Non-Current Liabilities	72,943	66,474
Total Liabilities	152,188	155,674

Commitments and contingencies

Stockholders’ Equity
Series A Convertible Preferred stock, $0.001 par value; 17,000 shares designated, 194 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Series B Convertible Preferred stock, $0.001 par value; 11,500,000 shares designated, 2,842,158 shares issued and outstanding as of September 30, 2022 and December 31, 2021	3	3
Common stock, $0.000041666 par value; 300,000,000 shares authorized, 157,840,581 and 157,004,742 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	7	7
Accumulated other comprehensive loss	(2,038)	(601)
Additional paid-in capital	1,858,783	1,794,695
Accumulated deficit	(1,463,019)	(1,172,445)
Total Stockholders’ Equity	393,736	621,659
Total Liabilities and Stockholders’ Equity	$545,924	$777,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited; in thousands, except per share information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Costs and expenses
Research and development	$72,502	$65,355	$214,208	$183,423
General and administrative	27,893	20,887	77,634	59,815
Total costs and expenses	100,395	86,242	291,842	243,238

Loss from operations	(100,395)	(86,242)	(291,842)	(243,238)
Other income
Interest income, net	777	120	1,268	316
Net Loss	$(99,618)	$(86,122)	$(290,574)	$(242,922)
Net Loss Per Share of Common Stock, Basic and Diluted	$(0.63)	$(0.55)	$(1.85)	$(1.60)
Weighted Average Shares of Common Stock Outstanding, Basic and Diluted	157,817	155,508	157,404	152,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Loss	$(99,618)	$(86,122)	$(290,574)	$(242,922)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments	659	(38)	(1,437)	(24)
Comprehensive Loss	$(98,959)	$(86,160)	$(292,011)	$(242,946)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended September 30, 2022 and 2021

(unaudited; in thousands, except share information)

	Series A		Series B
	Convertible		Convertible				Additional	Accumulated other		Total
	Preferred Sock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - June 30, 2022	194	$—	2,842,158	$3	157,800,581	$7	$1,838,778	$(2,697)	$(1,363,401)	$472,690
Stock-based compensation expense	—	—	—	—	—	—	19,780	—	—	19,780
Common stock issued upon exercise of stock options	—	—	—	—	40,000	—	225	—	—	225
Unrealized gain on investments	—	—	—	—	—	—	—	659	—	659
Net loss	—	—	—	—	—	—	—	—	(99,618)	(99,618)
Balance - September 30, 2022	194	$—	2,842,158	$3	157,840,581	$7	$1,858,783	$(2,038)	$(1,463,019)	$393,736

Balance - June 30, 2021	194	$—	2,842,158	$3	154,799,721	$7	$1,731,363	$33	$(986,993)	$744,413
Stock-based compensation expense	—	—	—	—	—	—	19,306	—	—	19,306
Common stock issued upon exercise of stock options	—	—	—	—	1,902,932	—	20,771	—	—	20,771
Unrealized loss on short-term investments	—	—	—	—	—	—	—	(38)	—	(38)
Net loss	—	—	—	—	—	—	—	—	(86,122)	(86,122)
Balance - September 30, 2021	194	$—	2,842,158	$3	156,702,653	$7	$1,771,440	$(5)	$(1,073,115)	$698,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC

Condensed Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2022 and 2021

(unaudited; in thousands, except share information)

	Series A		Series B
	Convertible		Convertible				Additional	Accumulated other		Total
	Preferred Sock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance - December 31, 2021	194	$—	2,842,158	$3	157,004,742	$7	$1,794,695	$(601)	$(1,172,445)	$621,659
Stock-based compensation expense	—	—	—	—	—	—	64,513	—	—	64,513
Common stock issued upon purchase of employee stock purchase plan	—	—	—	—	80,203	—	582	—	—	582
Vesting of restricted shares issued for services	—	—	—	—	898,392	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(346,335)	—	(2,649)	—	—	(2,649)
Common stock issued upon exercise of stock options	—	—	—	—	203,579	—	1,642	—	—	1,642
Unrealized loss on investments	—	—	—	—	—	—	—	(1,437)	—	(1,437)
Net loss	—	—	—	—	—	—	—	—	(290,574)	(290,574)
Balance - September 30, 2022	194	$—	2,842,158	$3	157,840,581	$7	$1,858,783	$(2,038)	$(1,463,019)	$393,736

Balance - December 31, 2020	194	$—	3,581,119	$4	146,874,917	$6	$1,486,662	$19	$(830,193)	$656,498
Stock-based compensation expense	—	—	—	—	—	—	50,661	—	—	50,661
Common stock issued upon purchase of employee stock purchase plan	—	—	—	—	55,315	—	970	—	—	970
Common stock issued upon exercise of stock options	—	—	—	—	2,559,361	—	29,992	—	—	29,992
Common stock sold in public offering, net of offering costs	—	—	—	—	6,474,099	1	203,154	—	—	203,155
Common stock issued from preferred stock conversion	—	—	(738,961)	(1)	738,961	—	1	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	—	—	—	—	(242,922)	(242,922)
Balance - September 30, 2021	194	$—	2,842,158	$3	156,702,653	$7	$1,771,440	$(5)	$(1,073,115)	$698,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(290,574)	$(242,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	64,513	50,661
Amortization of right of use asset	8,932	7,750
Depreciation and amortization	6,496	1,766
Accretion (amortization) of discounts and premiums on investments	1,128	5,177
Loss on write-off of fixed assets	314	—
Changes in assets and liabilities:
Prepaid expenses, other assets and long-term assets	(4,976)	517
Operating lease liabilities, net of tenant improvement allowance received	366	(5,389)
Accounts payable	4,327	(740)
Accrued expenses and other liabilities	(5,612)	9,088
Net cash used in operating activities	(215,086)	(174,092)

Cash Flows from Investing Activities
Maturities of investments	423,586	544,454
Purchase of investments	(150,189)	(583,654)
Purchase of property and equipment	(17,403)	(30,006)
Net cash provided by / (used in) investing activities	255,994	(69,206)

Cash Flows from Financing Activities
Tax payments related to shares withheld for vested restricted stock units	(2,649)	—
Proceeds from the issuance of common stock under employee stock purchase plan	582	970
Proceeds from the issuance of common stock upon exercise of options	1,642	29,992
Proceeds from the issuance of common stock, net	—	203,156
Proceeds from the issuance of debt	—	1,000
Net cash (used in) / provided by financing activities	(425)	235,118
Net increase in cash, cash equivalents and restricted cash	40,483	(8,180)
Cash, Cash Equivalents and Restricted Cash Beginning of Period	84,313	72,854
Cash, Cash Equivalents and Restricted Cash End of Period	$124,796	$64,674

Supplemental disclosure of non-cash investing and financing activities:
Net unrealized (loss) on investments	$(1,437)	$(24)
Acquisition of property and equipment included in accounts payable and accrued expenses	1,626	5,729
Conversion of convertible preferred stock to common stock	—	(1)
Lease liabilities arising from obtaining right-of-use asset from new leases	553	17,275
Lease liabilities arising from obtaining right-of-use asset from lease modifications	7,664	7,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. GENERAL ORGANIZATION, BUSINESS AND LIQUIDITY

General Organization and Business

Iovance Biotherapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company pioneering a transformational approach to cure cancer by harnessing the human immune system’s ability to recognize and destroy diverse cancer cells in each patient. Tumor infiltrating lymphocyte (“TIL”) therapy is an autologous, polyclonal cell therapy platform technology that was originally developed by the National Cancer Institute (“NCI”), which conducted initial clinical trials of this therapy in diseases such as metastatic melanoma and cervical cancer. The Company’s mission is to be the global leader in innovating, developing and delivering TIL therapies for patients with cancer. The Company has developed a new, shorter TIL manufacturing process known as Generation 2 (“Gen 2”), which yields a cryopreserved TIL product. This centralized, proprietary, and scalable manufacturing method is being investigated in multiple indications. The Company is currently conducting clinical studies to investigate multiple TIL therapies, including its lead product candidate lifileucel for metastatic melanoma. The Company initiated a rolling Biologics License Application (“BLA”) submission to the U.S. Food and Drug Administration (“FDA”) for lifileucel in August 2022 and expects to complete the BLA submission in the fourth quarter of 2022. The Company is also developing lifileucel in metastatic cervical cancer, as well as a second TIL therapy LN-145 for metastatic non-small cell lung cancer (“NSCLC”). In addition, the Company is investigating the effectiveness and safety of combinations of TIL therapy with immune checkpoint inhibitors (“ICI”), in clinical trials in metastatic melanoma, cervical cancer, NSCLC, and head and neck squamous cell carcinoma (“HNSCC”). The Company also initiated a clinical trial and patient dosing with its first genetically modified TIL therapy, IOV-4001, in patients with previously treated metastatic melanoma and NSCLC. The Company is also developing genetically edited TIL products based on the inactivation of other genes that encode immune checkpoint proteins and the insertion of genes that encode immunomodulatory proteins. The Company’s lead peripheral blood lymphocyte (“PBL”) therapy, an autologous cell therapy platform to address blood cancers, IOV-2001, is being investigated in a clinical study for patients with relapsed or refractory chronic lymphocytic leukemia (“CLL”) and small lymphocytic lymphoma (“SLL”) through its sponsored clinical trials. On June 1, 2017, the Company reincorporated from a Nevada corporation to a Delaware corporation.

Basis of Presentation of Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company's financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2022 or for any other period. The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2022. These interim financial statements should be read in conjunction with that report. Certain prior period amounts reported in our condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period presentation.

Liquidity

The Company is currently engaged in the development of therapeutics to fight cancer, specifically solid tumors. The Company currently does not have any commercial products and has not yet generated any revenues from its business, nor does the Company currently anticipate that it will generate significant revenues from the sale or licensing of any of its product candidates during the twelve months from the date these consolidated financial statements are issued. The Company has incurred a net loss of $290.6 million for the nine months ended September 30, 2022 and used $215.1 million of cash in its operating activities during the nine months ended September 30, 2022. As of September 30, 2022, the Company had $366.6 million in cash, cash equivalents, investments, and restricted cash ($118.4 million of cash and cash equivalents, $241.8 million in short-term investments and $6.4 million in restricted cash).

The Company expects to continue to incur significant expenses to support its research and development activities, on-going pre-commercial activities and completion of the construction of tenant improvements for the Iovance Cell Therapy Center (the “iCTC”) facility during the remainder of 2022 and beyond. Specifically, the Company expects continued spending on its current and planned clinical trials, continued expansion of manufacturing activities, higher payroll expenses as the Company increases its professional and scientific staff and continuation of pre-commercial activities. Based on the funds the Company has available as of the date these consolidated financial statements are issued, the Company believes that it has sufficient capital to fund its anticipated operating expenses and capital expenditures as planned for at least the next twelve months from the date these consolidated financial statements are issued.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents, and Investments

The Company’s cash and cash equivalents include short-term investments with original maturities of three months or less when purchased. The Company's investments are classified as “available-for-sale.” The Company includes these investments in current assets or non-current assets in the Condensed Consolidated Balance Sheets based on the length of maturity from the reporting date and carries them at fair value. Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive loss. Impairment losses related to credit losses (if any) are recorded as an allowance for credit losses with an offsetting entry to Interest income, net. No impairment losses related to credit losses were recognized for the three and nine months ended September 30, 2022 and 2021. The cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in Interest income, net in the Condensed Consolidated Statements of Operations. Gains and losses on securities sold are recorded based on the specific identification method and are included in Interest income, net in the Condensed Consolidated Statements of Operations. The Company has not incurred any realized gains or losses from sales of securities to date. The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities and commercial paper, and places restrictions on maturities and concentration by type and issuer, except for securities issued by the U.S. government.

Restricted Cash

The Company maintains a required minimum balance in a segregated bank account in connection with its letters of credit for which amounts are restricted as to their use by the Company. Currently, the Company’s letters of credit are primarily comprised of one for the benefit of the landlord for the iCTC used as a security deposit for the lease in the amount $5.45 million (See Note 8 - Leases) and one for $0.6 million for the benefit of the landlord for the Company’s current headquarters’ lease. The total amount of the Company’s letters of credit is classified as Restricted Cash in the Condensed Consolidated Balance Sheets. The letter of credit for $5.45 million originally expired on May 28, 2020, however, it automatically extends for additional one-year periods, without written agreement, to May 28 in each succeeding calendar year, through at least 60 days after the lease expiration date. Further, on the expiration of the seventh year of the lease, and each anniversary date thereafter, the letter of credit may be decreased by $1.0 million with a minimum security deposit of $1.5 million maintained through the end of the lease term. The letter of credit with the landlord for the Company’s current headquarters’ lease expires on February 1, 2032, however, it will be automatically extended, without written agreement, for one-year periods to February in each succeeding calendar year. As of September 30, 2022 and December 31, 2021, restricted cash consisted of $6.4 million and $6.1 million, respectively. This amount has been classified as a non-current asset in the Company’s Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash, reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30,
	2022	2021
Cash and cash equivalents	$118,366	$58,590
Restricted cash	6,430	6,084
Total cash, cash equivalents and restricted cash	$124,796	$64,674

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

As of September 30, 2022 and 2021, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive:

	September 30,
	2022	2021
Stock options	14,859,674	12,537,858
Employee Stock Purchase Plan	182,986	36,263
Restricted stock units	2,454,783	1,160,300
Series A Convertible Preferred Stock*	97,000	97,000
Series B Convertible Preferred Stock*	2,842,158	2,842,158
	20,436,601	16,673,579

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

Leases

The Company determines if an arrangement includes a lease at inception and thereafter, if modified. Operating leases are included in its Condensed Consolidated Balance Sheets as Operating lease right-of-use assets and Operating lease liabilities as of September 30, 2022 and December 31, 2021. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date or modification date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses an estimated incremental borrowing rate that is applicable to the Company based on the information available at the later of the lease commencement or modification date.

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

NOTE 3. CASH EQUIVALENTS, INVESTMENTS AND FAIR VALUE MEASUREMENTS

The amortized cost, fair value measurements, and fair value of cash equivalents and investments as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of September 30, 2022	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$173,084	$—	$(1,964)	$171,120
U.S. government agency securities	12,406	6	—	12,412
Corporate securities	1,579	—	(2)	1,577
Commercial paper	70,855	—	(78)	70,777
Money market funds	71,308	—	—	71,308
Total investments	$329,232	$6	$(2,044)	$327,194

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2021	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$247,287	$—	$(520)	$246,767
U.S. government agency securities	5,104	—	(7)	5,097
Corporate securities	35,627	—	(39)	35,588
Commercial paper	235,352	10	(46)	235,316
Money market funds	56,250	—	—	56,250
Total investments	$579,620	$10	$(612)	$579,018

The fair value of cash equivalents and investments as of September 30, 2022 and December 31, 2021 are classified as follows in the Company’s Consolidated Balance Sheets (in thousands):

	September 30,	December 31,
Classified as:	2022	2021
Cash equivalents	$85,387	$61,249
Short-term investments	241,807	426,181
Long-term investments	—	91,588
Total investments	$327,194	$579,018

Cash equivalents in the tables above exclude cash demand deposits of $33.0 million and $17.0 million as of September 30, 2022 and December 31, 2021, respectively. Unrealized gains and losses are included in accumulated other comprehensive loss, and as of September 30, 2022 and December 31, 2021 no unrealized losses on available-for-sale securities have resulted from credit risk. All available-for-sale securities held as of September 30, 2022 and December 31, 2021 had contractual maturities of less than two years. No available-for-sale securities held as of the periods presented have been in a continuous unrealized loss position for more than 12 months. The Company determined that it has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. To date, the Company has not recorded any impairment charges on its marketable securities.

The following table summarizes the Company’s cash equivalents and available-for-sale investments by contractual maturity (in thousands):

	September 30, 2022
	Amortized Cost	Fair Value
Within one year	$329,232	$327,194
Total investments	$329,232	$327,194

Recurring Fair Value Measurements

As of September 30, 2022 and December 31, 2021, the fair value of the Company’s financial assets that are measured at fair value on a recurring basis, which consist of cash equivalents and short-term and long-term investments classified as available-for-sale securities, are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of September 30, 2022
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$171,120	$—	$—	$171,120
U.S. government agency securities	—	12,412	—	12,412
Corporate securities	—	1,577	—	1,577
Commercial paper	—	70,777	—	70,777
Money market funds	71,308	—	—	71,308
Total	$242,428	$84,766	$—	$327,194

	Assets at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$246,767	$—	$—	$246,767
U.S. government agency securities	—	5,097	—	5,097
Corporate securities	—	35,588	—	35,588
Commercial paper	—	235,316	—	235,316
Money market funds	56,250	—	—	56,250
Total	$303,017	$276,001	$—	$579,018

Level 2 assets consist of commercial paper and government agency securities. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset.

NOTE 4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Leasehold improvements	$73,341	$57,817
Lab, process, and validation equipment	21,302	8,686
Utility equipment	4,179	4,179
Office furniture and equipment	2,957	1,244
Computer software	6,443	1,163
Computer equipment	696	674
Machinery and equipment	82	82
Construction in progress	5,695	35,782
Total property and equipment, cost	114,695	109,627
Less: Accumulated depreciation and amortization	(13,949)	(8,689)
Property and equipment, net	$100,746	$100,938

Depreciation expense for the three months ended September 30, 2022 and 2021, was $2.5 million and $1.0 million, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021, was $6.5 million and $1.8 million, respectively.

NOTE 5. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued payroll and employee related expenses	$19,166	$21,513
Clinical related	17,560	18,167
Manufacturing related	2,057	6,566
Facilities related	1,597	4,857
Legal and related services	2,034	1,907
Other accrued expenses	5,405	3,756
Total accrued expenses	$47,819	$56,766

NOTE 6. STOCKHOLDERS’ EQUITY

Common Stock

The Company’s certificate of incorporation, as amended, authorizes the issuance of up to 300,000,000 shares of the Company’s common stock, par value $0.000041666. As of September 30, 2022, 157,840,581 shares of the Company’s common stock were issued and outstanding.

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

No sales were made pursuant to the Sales Agreement during the three and nine months ended September 30, 2022 and during the three months ended September 30, 2021. During the nine months ended September 30, 2021, the Company received approximately $203.2 million in proceeds, net of offering costs, through the sale of 6,474,099 shares of its common stock through the Sales Agreement at a weighted average price per share of $32.12.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock. As of September 30, 2022, 17,000 shares were designated as Series A Convertible Preferred Stock (“Series A Convertible Preferred Stock”) and 11,500,000 shares were designated as Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock”).

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

No shares of Series A Convertible Preferred Stock were converted during the three and nine months ended September 30, 2022 or 2021. As of September 30, 2022 and December 31, 2021, 194 shares of Series A Convertible Preferred Stock (that are convertible into 97,000 shares of common stock) remained outstanding.

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

During the three and nine months ended September 30, 2022, no shares of Series B Convertible Preferred Stock were converted into shares of common stock. During the nine months ended September 30, 2021, a total of 738,961 of Series B Convertible Preferred Stock were converted into 738,961 shares of common stock. No shares of Series B Convertible Preferred Stock were converted into shares of common stock during the three months ended September 30, 2021. As of September 30, 2022 and December 31, 2021, 2,842,158 shares of Series B Preferred Stock (that are convertible into 2,842,158 shares of common stock) remained outstanding.

Equity Incentive Plans

The Company has multiple equity incentive plans under which it grants awards. As of September 30, 2022, there are 8,954 shares available to grant under the 2014 Equity Incentive Plan (the “2014 Plan”).

On April 22, 2018, the Company’s board of directors (the “Board”) adopted the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (the “2018 Plan”), which was approved by the Company’s stockholders in June 2018. The 2018 Plan as approved initially authorized the issuance up to an aggregate of 6,000,000 shares of common stock in the form of incentive (qualified) stock options, non-qualified options, common stock, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards or any combination of the foregoing. On June 8, 2020, the Company's stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 6,000,000 to 14,000,000 shares, which became effective immediately. Additionally, on June 10, 2022, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 14,000,000 to 20,700,000 shares, which became effective immediately. As of September 30, 2022, 7,273,608 shares of common stock were available for grant under the Company’s 2018 Plan.

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

In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, equity awards under the 2021 Inducement Plan may only be made to an employee if such employee is granted such equity awards in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. In addition, awards under the 2021 Inducement Plan may only be made to employees who have not previously been an employee or member of the Board (or any parent or subsidiary of the Company) or following a bona fide period of non-employment of the employee by the Company (or a parent or subsidiary of the Company). As of September 30, 2022, 55,775 shares of common stock were available for grant under the 2021 Inducement Plan.

Stock Options

A summary of the stock option activity during the nine months ended September 30, 2022, is presented in the following table:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contract	Value
	Options	Price	Life	(in thousands)
Outstanding at December 31, 2021	12,520,865	$25.05
Issued	2,976,652	14.24
Exercised	(203,579)	8.06
Expired/Cancelled	(434,264)	29.90
Outstanding at September 30, 2022	14,859,674	$22.98	7.43	$3,728
Ending vested and expected to vest at September 30, 2022	14,859,674	$22.98	7.43	$3,728
Options exercisable at September 30, 2022	8,916,117	$22.22	6.43	$3,633

As of September 30, 2022, there was $71.1 million of total unrecognized compensation expense related to the options that is expected to be recognized over a weighted average period of 1.84 years.

The weighted average grant date fair value for employee options granted under the Company’s stock option plans during the nine months ended September 30, 2022 and 2021 was $8.78 and $23.29 per option, respectively.

The aggregate intrinsic value in the table above reflects the total pre-tax intrinsic value (calculated as the difference between the Company’s closing stock price on the last trading day of the quarter ended September 30, 2022 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2022. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

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

The compensation expense related to the 2020 ESPP for the three months ended September 30, 2022 and 2021 was $0.4 million and $0.2 million, respectively. The compensation expense related to the 2020 ESPP for the nine months ended September 30, 2022 and 2021 was $0.9 million and $1.0 million, respectively. As of September 30, 2022, 80,203 shares had been issued to date under the 2020 ESPP and there was $0.4 million of unrecognized compensation cost associated with the 2020 ESPP, which is expected to be recognized over the remaining 2.3 months.

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

Activity for RSUs and PRSUs during the nine months ended September 30, 2022 is presented in the following table:

		Weighted
	Number	Average
	of	Grant Date
	RSUs and PRSUs	Fair Value
Outstanding, non-vested as of December 31, 2021	1,110,010	$23.87
Granted	2,386,203	14.15
Vested/Released	(894,760)	23.87
Canceled/Forfeited	(146,670)	18.13
Outstanding, non-vested as of September 30, 2022	2,454,783	$14.76

As of September 30, 2022, there was $26.0 million of unrecognized stock-based compensation expense associated with unvested RSU and PRSUs, which the Company expects to recognize over a remaining weighted-average period of 1.86 years. The aggregate intrinsic value of the unvested RSUs and PRSUs outstanding as of September 30, 2022 was $23.5 million.

Stock-Based Compensation

Total stock-based compensation expense related to all of the Company’s stock-based awards was recorded on the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$11,272	$11,504	$38,863	$29,291
General and administrative	8,508	7,802	25,650	21,370
Total stock-based compensation expense	$19,780	$19,306	$64,513	$50,661

Total stock-based compensation expense by type of award was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock option expense	$14,270	$13,339	$44,267	$42,782
Restricted stock expense	5,100	5,788	19,346	6,887
ESPP expense	410	179	900	992
Total stock-based compensation expense	$19,780	$19,306	$64,513	$50,661

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

Pursuant to the terms of the CRADA, as amended, the Company is required to make quarterly payments of $0.5 million to the NCI for support of research activities. To the extent the Company licenses patent rights relating to a TIL-based product candidate, the Company will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, the Company may be required to supply certain test articles, including TIL, grown and processed under Current Good Manufacturing Practice (“cGMP”) conditions, suitable for use in clinical trials. The extended CRADA has a three-year term expiring in August 2024. The Company or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. The Company recorded costs associated with the CRADA of $0.5 million for each of the three months ended September 30, 2022 and 2021, respectively, and $1.5 million for each of the nine months ended September 30, 2022 and 2021, as research and development expenses.

Patent License Agreement Related to the Development and Manufacture of TIL Therapies

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

Effective May 6, 2021, the Company entered into an Amended and Restated Patent License Agreement with NIH, which included the grant of additional exclusive, worldwide patent rights in the indications to cytokine-tethered TIL technology, and expanded the non-exclusive, worldwide field of use to all cancers. Effective August 1, 2022, the Company entered into a Second Amended and Restated Patent License Agreement with NIH to include additional exclusive, worldwide patent rights to TIL products expressing IL-12, expanded rights to TIL selection technologies previously licensed under the Exclusive Patent License Agreement below, and additional non-exclusive, worldwide patent rights to certain technologies related to enhancing TIL potency.

The Second Amended and Restated Patent License Agreement requires the Company to pay royalties based on a percentage of net sales in jurisdictions where patent rights exist, which percentage can fall into a tier that may be less than one percent to mid-single digits depending upon certain events, including the exclusivity of the rights, and the Company expects lower overall royalty payments as a result. The Company also agreed to potential milestone payments on the achievement of certain clinical, regulatory, and commercial sales milestones for each of the indications and other direct costs incurred by the NIH pursuant to the Second Amended and Restated Patent License Agreement. The Company anticipates making milestone payments, including a payment in the low-single-digit millions of dollars in conjunction with the approval of a Biologics License Application, for any of its product candidates covered by the Second Amended and Restated Patent License Agreement. The term of the Second Amended and Restated Patent License Agreement continues until the expiry of the last-to-expire patent rights licensed thereunder, and the agreement contains standard termination provisions.

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

H. Lee Moffitt Cancer Center

Research Collaboration and Clinical Grant Agreements with Moffitt

In June 2020, the Company entered into a Sponsored Research Agreement with the H. Lee Moffitt Cancer Center (“Moffitt”), with a term that ends either upon completion of the research thereunder or on July 1, 2022, whichever is sooner. In June 2022, this agreement was extended to December 31, 2022. The Company recorded $0.3 million and a de minimis amount for the three months ended September 30, 2022 and 2021, respectively, and $0.5 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively.

In December 2016, the Company entered into a clinical grant agreement with Moffitt to support an ongoing clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with metastatic melanoma. In June 2017, the Company entered into a second clinical grant agreement with Moffitt to support a new clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with non-small cell lung cancer, under which the Company obtained a non-exclusive, royalty-free license to any new Moffitt inventions made in the performance of the agreement. Under both clinical grant agreements with Moffit, the Company has non-exclusive rights to clinical data arising from the respective clinical trials. The Company recorded a de minimis amount of research and development expense for each of the three months ended September 30, 2022 and 2021, respectively, and $0.1 million of research and development expense for each of the nine months ended September 30, 2022 and 2021, respectively, in connection with the research collaboration and clinical grant agreements with Moffitt.

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

Pursuant to the First Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million which was recorded as research and development expense. A patent issuance fee will also be payable under the First Moffitt License, upon the issuance of the first U.S. patent covering the subject technology. In addition, the Company agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales (which percentage is in the low single digits) and sublicensing payments, as applicable, and annual minimum royalties beginning with the first sale of products based on the licensed technologies, which minimum royalties will be credited against the percentage royalty payments otherwise payable in that year. The Company will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the First Moffitt License related to the treatment of any cancers in the U.S., Europe, and Japan and in other countries designated by the Company in agreement with Moffitt. No expenses were recorded for the First Moffitt License for both the three and nine months ended September 30, 2022 and 2021.

The Company entered into a second license agreement with Moffitt effective as of May 7, 2018 (the “Second Moffitt License”), under which the Company received a license to Moffitt’s rights to patent-pending technologies related to the use of 4-1BB agonists in conjunction with TIL manufacturing processes and therapies. Pursuant to the Second Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million in 2018. An annual license maintenance fee is also payable commencing on the first anniversary of the effective date. In addition, the Company agreed to pay an annual commercial use payment for each indication for which a first sale has occurred, which in the aggregate amounts to up to $0.4 million a year. The Company recorded a de minimis amount for each of the three months ended September 30, 2022 and 2021, respectively, and $0.1 million and a de minimis amount for each of the nine months ended September 30, 2022 and 2021, as research and development expenses in connection with this agreement.

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

The University of Texas M.D. Anderson Cancer Center

Strategic Alliance Agreement

On April 17, 2017, the Company entered into a Strategic Alliance Agreement (the “SAA”) with The University of Texas M.D. Anderson Cancer Center (“MDACC”) under which the Company and MDACC agreed to conduct clinical and preclinical research studies. The Company agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA, of which approximately $7.0 million has been funded cumulatively through September 30, 2022, and has been recorded as research and development expense. In return, the Company acquired all rights to inventions resulting from the studies and has been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of MDACC reasonably necessary to exploit, including the commercialization thereof. The Company has also been granted certain rights in clinical data generated by MDACC outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt by the Company of all deliverables due from MDACC thereunder. The Company recorded $0.1 million associated with the SAA for each of the three months ended September 30, 2022 and 2021, and $0.1 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively, as research and development expenses.

WuXi Advanced Therapies, Inc.

First WuXi Manufacturing and Services Agreement

In November 2016, the Company entered into a three-year manufacturing and services agreement (the “First WuXi MSA”) with WuXi Advanced Therapies, Inc. (“WuXi”) pursuant to which WuXi agreed to provide manufacturing and other services, which has since been amended and assigned to its subsidiary Iovance Biotherapeutics Manufacturing LLC. Under the First WuXi MSA, the Company entered into two statements of work for two cGMP manufacturing suites to be operated by WuXi for the Company. Both of the suites are expected to be capable of being used for the commercial manufacture of the Company’s products. The terms of one of these statements of work was extended to December 2022. The Company recorded costs associated with agreements with WuXi of $3.4 million and $4.5 million for the three months ended September 30, 2022 and 2021, respectively, and $10.6 million and $12.7 million for the nine months ended September 30, 2022 and 2021, respectively, as research and development expenses.

Second WuXi Manufacturing and Services Agreement

In October 2022, the Company’s subsidiary Iovance Biotherapeutics Manufacturing LLC entered into an additional three-year manufacturing and services agreement (the “Second WuXi MSA”) with WuXi and its parent company WuXi Apptec, Co, Ltd pursuant to which WuXi agreed to provide commercial and clinical manufacturing services and related testing services. Under the Second WuXi MSA, the Company entered into a statement of work for the two cGMP manufacturing suites to be operated by WuXi for the Company. Both of the suites are expected to be capable of being used for the commercial and clinical manufacture of the Company’s products. The Second WuXi MSA and its related statement of work will supersede the statement of works under the First WuXi MSA with respect to commercial and clinical manufacturing and related services and the two manufacturing suites. The First WuXi MSA will continue to address development services provided by WuXi to the Company. The Company, or WuXi, may unilaterally terminate the Second WuXi MSA for any reason, or for no reason, at any time by providing written notice at least 120 days before regulatory approval or 15 months post-regulatory approval, each before the desired termination date.

Cellectis S.A.

On December 31, 2019, the Company entered into a research collaboration and exclusive worldwide license agreement whereby the Company will license gene-editing technology from Cellectis S.A. (“Cellectis”), a clinical-stage biopharmaceutical company, to develop TIL therapies that have been genetically edited, including a PD-1 inactivated product that the Company refers to as IOV-4001. Financial terms of the license include development, regulatory and sales milestone payments from the Company to Cellectis, as well as royalty payments based on net sales of TALEN®-modified TIL products. The Company recorded costs associated with the license agreement with Cellectis of $0.1 million for each of the three months ended September 30, 2022 and 2021, and $0.3 million for each of the nine months ended September 30, 2022 and 2021, as research and development expense.

Novartis Pharma AG

On January 12, 2020, the Company obtained a license from Novartis Pharma AG (“Novartis”) to develop and commercialize an antibody cytokine engrafted protein, which the Company refers to as IOV-3001. Under the agreement, the Company has paid an upfront payment to Novartis and may pay future milestones related to initiation of patient dosing in various phases of clinical development for IOV-3001 and approval of the product in the U.S, EU, and Japan. Novartis is also entitled to low-to-mid single digit percentage royalties from commercial sales of the product. The Company recorded costs associated with the license agreement from Novartis of $10.0 million as research and development expenses during the fiscal year ended December 31, 2020. No expenses were recorded for both the three and nine months ended September 30, 2022 and 2021.

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

The balance sheet classification of the Company’s right-of-use asset and lease liabilities was as follows (in thousands):

	September 30,	December 31,
	2022	2021
Operating lease right-of-use assets	$68,268	$68,983
Operating lease liabilities
Current portion included in current liabilities	7,171	5,057
Long-term portion included in non-current liabilities	71,943	65,474
Total operating lease liabilities	$79,114	$70,531

The following table summarizes components of lease expenses, which were included in Total costs and expenses in the Company’s Condensed Consolidated Statements of Operations, and other information related to its operating leases as follows (in thousands except weighted-average remaining lease terms and discount rates):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating lease cost	$4,169	$4,053	$13,123	$10,831
Variable lease cost	1,666	1,484	3,882	3,772
Short-term lease cost	38	26	115	101
Total lease cost	$5,873	$5,563	$17,120	$14,704

Other information
Cash paid for amounts included in the measurement of lease liabilities included in Operating cash flows	$3,188	$3,605	$10,261	$8,439
Tenant improvement allowance received for amounts included in the measurement of lease liabilities included in Operating cash flows	$1,232	$—	6,432	—
Right-of-use assets obtained from entering new leases	$—	$16,999	$553	$17,617
Increase / (decrease) in right-of-use assets from lease modifications	$171	$5,853	$7,664	$7,796
Weighted-average remaining lease terms (years)			13.98	15.25
Weighted-average discount rates			7.3%	7.2%

As of September 30, 2022, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

		CMO
	Facility	embedded
Year Ending December 31,	leases	leases	Total
Remainder of 2022	$2,080	$2,044	$4,124
2023	8,220	3,120	11,340
2024	8,425	—	8,425
2025	8,205	—	8,205
2026	7,989	—	7,989
Thereafter	92,013	—	92,013
Total lease payments	$126,932	$5,164	$132,096
Less: Present value adjustment	(52,798)	(184)	(52,981)
Operating lease liabilities	$74,134	$4,980	$79,114

For its corporate headquarters’ office, the lease agreement includes a tenant improvement allowance of $8.2 million. As of September 30, 2022, the Company has received reimbursements associated with this tenant improvement allowance totaling $8.1 million, of which $1.2 million and $6.4 million were received during the three and nine months ended September 30, 2022, respectively. The Company does not expect to receive additional reimbursements associated with this tenant improvement allowance.

NOTE 9. LEGAL PROCEEDINGS

Derivative Lawsuit. On December 11, 2020, a purported stockholder derivative complaint was filed by plaintiff Leo Shumacher against the Company, as nominal defendant, and its current directors, as defendants, in the Court of Chancery in the State of Delaware (the “Court”). The complaint alleges breach of fiduciary duty and a claim for unjust enrichment in connection with alleged excessive compensation of certain non-executive directors of the Company and seeks unspecified damages on behalf of the Company. The parties have agreed to a proposed settlement, which was submitted to the Court on June 15, 2022. Under the terms of the proposed settlement, the Company will make certain governance changes related to non-executive director compensation and make a monetary payment to plaintiff for reasonable legal fees and costs in the amount of $400,000, which has been accrued as of September 30, 2022. The settlement is subject to approval by the Court. On August 26, 2022, the Court entered a Scheduling Order setting a hearing to determine whether final approval will be given to the settlement. The hearing has been set for November 2022.

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

NOTE 10. INCOME TAXES

The Company did not record income tax expense for the three and nine months ended September 30, 2022 and 2021, respectively as the Company expected to be in a taxable loss position in 2022 and 2021, and the net deferred tax assets are fully offset by a valuation allowance as it is not more likely than not that the benefit will be realized.  As of September 30, 2022, the Company remains in a cumulative book loss position and does not have sufficient positive evidence to realize its net deferred tax assets. As such, the Company continues to maintain a full valuation allowance against its net deferred tax assets.

The Inflation Reduction Act of 2022 (the "Act"), which includes certain new tax measures, was signed into law in August 2022. The Act contains two main tax provisions, a new corporate alternative minimum tax imposed on certain corporations meeting average annual financial statement income of more than $1 billion during a three year tax period, and an excise tax imposed upon share repurchases by certain publicly traded corporations. The Act is effective for tax years beginning after December 31, 2022; the Company is evaluating the provisions of the Act but currently does not believe these provisions will have a material impact on its condensed consolidated financial statements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of September 30, 2022 and results of operations for the three and nine months ended September 30, 2022, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2021 which was filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2022. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Business” section of our Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q and other reports we file with the SEC. We use words such as “may,” “will,” “might,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “aim,” “potential,” “continue,” “ongoing,” “goal,” “forecast,” “guidance,” “outlook,” or the negative of these terms or other similar expressions to identify forward-looking statements, although not all forward-looking statements contain these words. All forward-looking statements included in this report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Iovance,” “we,” “us” and “our” refer to Iovance Biotherapeutics, Inc. and our subsidiaries.

Overview

We are a clinical-stage biopharmaceutical company pioneering a transformational approach to cure cancer by harnessing the human immune system’s ability to recognize and destroy diverse cancer cells in each patient. Tumor infiltrating lymphocytes, or, TIL, therapy is an autologous, polyclonal cell therapy platform technology that was originally developed by the National Cancer Institute, or NCI, which conducted initial clinical trials of this therapy in diseases such as metastatic melanoma and cervical cancer. Our mission is to be the global leader in innovating, developing and delivering TIL therapies for patients with cancer. We have developed a new, shorter TIL manufacturing process known as Gen 2, which yields a cryopreserved TIL product. This centralized, proprietary, and scalable manufacturing method is being investigated in multiple indications. We are currently conducting clinical studies to investigate multiple TIL therapies, including our lead product candidate, lifileucel, for metastatic melanoma. We initiated a rolling Biologics License Application, or BLA, submission to the U.S. Food and Drug Administration, or FDA, for lifileucel in August 2022, and we expect to complete the BLA submission in the fourth quarter of 2022. We are also developing lifileucel in metastatic cervical cancer, as well as a second TIL therapy LN-145 for metastatic non-small cell lung cancer, or NSCLC. In addition, we are investigating the effectiveness and safety of combinations of TIL therapy with immune checkpoint inhibitors, or ICIs, in clinical trials in metastatic melanoma, cervical cancer, NSCLC, and head and neck squamous cell carcinoma, or HNSCC. We also initiated a clinical trial and patient dosing with our first genetically modified TIL therapy, IOV-4001, in patients with previously treated metastatic melanoma and NSCLC. IOV-4001 leverages the gene-editing TALEN® technology to inactivate the gene coding for the programmed cell death protein-1, or PD-1. We are also developing genetically edited TIL products based on the inactivation of other genes that encode immune checkpoint proteins and the insertion of genes that encode immunomodulatory proteins. Peripheral blood lymphocyte, or PBL, therapy, an autologous cell therapy platform to address blood cancers, is focused on leveraging patient-specific cells to recognize and attack diverse cancer cells that are unique to each patient. Our lead PBL therapy, IOV-2001, is being investigated in a clinical study for patients with relapsed or refractory chronic lymphocytic leukemia, or CLL, and small lymphocytic lymphoma, or SLL, through our sponsored trials. In addition, we are investigating the potential for TIL therapy in other oncology indications and treatment settings through academic collaborations with leading cancer research centers. Finally, we are developing IOV-3001, an alternative interleukin-2, or IL-2, in Investigational New Drug, or IND, -enabling studies for use with TIL therapies to stimulate T-cell proliferation in the body after infusion.

Our current product candidate pipeline is summarized in the figure below:

TIL Monotherapy in Metastatic Solid Tumor Cancers

We have investigated TIL monotherapy in metastatic melanoma, cervical cancer, NSCLC and HNSCC. We are conducting a Phase 2 clinical trial, C-144-01, of our lead TIL product candidate, lifileucel, for the treatment of metastatic melanoma. This multicenter pivotal trial enrolled melanoma patients with disease progression following treatment with at least one systemic therapy, including a PD-1 inhibitor and, if BRAF mutated, a BRAF inhibitor, or a combination of BRAF and MEK inhibitors. Cohort 4 of the C-144-01 clinical trial is a single-arm cohort that supports the BLA submission for lifileucel to the FDA. Cohorts 2 and 4 of the C-144-01 trial use our Gen 2 manufacturing process. We completed and closed enrollment of patients into Cohort 2 of the C-144-01 trial in 2018. Results from Cohort 2 of the C-144-01 clinical trial were initially reported at the American Society of Clinical Oncology annual meeting, or ASCO, in June 2019 and most recently updated at ASCO in June 2021. In addition, detailed Cohort 2 data was published in the Journal of Clinical Oncology in May 2021.

Pivotal Cohort 4 of the C-144-01 trial was enrolled to evaluate Objective Response Rate, or ORR, as the primary endpoint based on our interpretation of discussions with the FDA as part of an End of Phase 2, or EOP2, meeting held with the FDA in the third quarter of 2018. In October 2018, based on the data provided to the FDA during the EOP2 meeting, we announced that lifileucel had received a Regenerative Medicines Advanced Therapy, or RMAT, designation from the FDA. Enrollment in Cohort 4 of the C-144-01 trial commenced in March 2019 and patient dosing was completed in January 2020. In May 2022, we announced the Cohort 4 data read by an Independent Review Committee, or IRC, met the primary endpoint of the trial and presented the results of Cohort 4, and in addition, presented IRC read results from Cohort 2 and for pooled Cohorts 2 and 4 of the C-144-01 trial. We plan to present additional data from Cohorts 2 and 4 at the Society for Immunotherapy of Cancer’s Annual Meeting, or SITC, in November 2022.

In October 2020, we reported the submission of additional potency assay data to the FDA, and at the same time, we also announced that we had reached agreement with the FDA on the minimum duration of follow up for Cohort 4 to support our BLA submission for lifileucel in the treatment of metastatic melanoma. In May 2021, we announced that we had received regulatory feedback from the FDA regarding our potency assays for lifileucel. Following FDA feedback, we continued our ongoing work developing and validating our potency assays and engaged in discussions with the FDA during the second half of 2021 and the first quarter of 2022. Based on feedback received from these discussions, we held a pre-BLA meeting in July 2022. We initiated a rolling BLA for lifileucel in metastatic melanoma in August 2022, which we plan to complete in the fourth quarter of 2022.

We are also conducting a Phase 2 clinical trial, C-145-04, which is a multicenter pivotal trial to assess the safety and efficacy of our lead product candidate lifileucel for the treatment of patients with recurrent, metastatic, or persistent cervical cancer. In February 2019, lifileucel received Fast Track designation from the FDA for development in the treatment of cervical cancer with disease progression on or after chemotherapy. In March 2019, the protocol for this trial was amended to modify the primary endpoint of ORR to be determined based on IRC assessment. In May 2019, lifileucel received Breakthrough Therapy Designation, or BTD, from the FDA for development in the treatment of cervical cancer. Results from the C-145-04 clinical trial were reported at ASCO in June 2019. In November 2019, we amended the C-145-04 trial to collect additional data on early-line patients as well as late-line patients by adding additional cohorts, in anticipation of a changing landscape in this indication, including Cohort 2 for patients that had previously received chemotherapy and anti-PD-1/anti-PD-L1 therapy. In January 2021, we announced that Cohort 2 of the C-145-04 trial had completed enrollment and that the landscape of care for cervical cancer patients had changed because of a recent FDA approval for pembrolizumab in the frontline cervical cancer setting. Following FDA discussions and feedback on a registration strategy to address the shift in frontline standard of care, we reopened Cohort 2 of the ongoing C-145-04 trial to enroll additional patients. The expanded Cohort 2 is intended to support a BLA in cervical cancer following progression on chemotherapy and pembrolizumab.

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

In June 2021, we reported initial data for LN-145 in Cohort 3B of our IOV-COM-202 clinical trial in metastatic NSCLC. IOV-COM-202 is a Phase 2, multicenter trial for that is composed of seven cohorts. Cohort 3B of IOV-COM-202 enrolled patients with metastatic NSCLC that had progressed on prior ICI therapy, including patients with oncogene-driven tumors who received prior tyrosine kinase inhibitor therapy. Patients were treated with LN-145 monotherapy. All patients treated in Cohort 3B of the IOV-COM-202 trial received prior anti-PD-1/L1 therapy and all six responding patients also received prior chemotherapy. We also provided an update on Cohort 3B at SITC in November 2021 and in a June 2022 corporate presentation.

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

We reported results from ongoing Cohort 1A of the IOV-COM-202 trial at ASCO in June 2021, as well as updated results in November 2021 at SITC and in an April 2022 corporate update. We plan to begin a Phase 3 trial of lifileucel in combination with pembrolizumab in frontline metastatic melanoma in late 2022. The trial is intended to expand the opportunity for lifileucel as an earlier treatment and may serve as a confirmatory study for our BLA submission for lifileucel in metastatic melanoma.

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

Genetically Modified TIL Therapies

In January 2020, we announced a research collaboration and exclusive worldwide licensing agreement with Cellectis S.A., or Cellectis, a clinical-stage biopharmaceutical company focused on developing immunotherapies based on gene-edited allogeneic chimeric antigen receptor modified T cells. The worldwide exclusive license enables us to use certain TALEN® technology addressing multiple gene targets to develop TIL products that have been genetically edited to create potentially more potent cancer therapeutics for use in several cancer indications. We are investigating the safety and efficacy of our lead genetically modified TIL therapy, IOV-4001, in the IOV-GM1-201 multicenter clinical trial in previously treated patients with advanced melanoma or metastatic NSCLC. IOV-4001 leverages the gene-editing TALEN® technology licensed from Cellectis to inactivate the gene coding for PD-1. In March 2022, we announced that the FDA allowed an IND to proceed for the IOV-GM1-201 trial. We initiated the IOV-GM1-201 trial in the second quarter of 2022 and began patient dosing in the third quarter of 2022. Cohort 1 is enrolling patients with unresectable or metastatic melanoma who have progressed following anti-PD-1/PD-L1 blocking antibody therapy and, in those patients with BRAF mutations, after BRAF/MEK inhibitor therapy. Cohort 2 is enrolling patients with NSCLC who have received no more than three prior lines of therapy, with or without oncogene-driven mutations. In addition to IOV-4001, we are developing additional targets for genetic modification, including double-knock out programs, which are currently in preclinical development.

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

Next-Generation Product Candidates

Our clinical pipeline also includes next generation TIL product candidates and manufacturing processes, as well as a cytokine-engrafted protein. Our TIL candidate LN-145-S1, in which TIL are selected for PD-1 expression, is being investigated in post-anti-PD-1 melanoma in Cohort 1B of our IOV-COM-202 basket study and previously in post-anti-PD-1 HNSCC in Cohort 4 of our C-145-03 trial.

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

Intellectual Property

We have developed our own patent portfolio based on internal research and development activities. As a result, we now own a number of pending patent applications and granted patents in the fields of TIL therapy, MIL therapy, and PBL therapy, TIL, MIL, and PBL manufacturing processes, and TIL, MIL, and PBL expansion methods. For example, we currently own at least 60 U.S. patents related to TIL therapy, including patents directed to compositions and methods of treatment in a broad range of cancers, such as U.S. Patent Nos. 10,130,659; 10,166,257; 10,272,113; 10,363,273; 10,398,734; 10,420,799; 10,463,697; 10,517,894; 10,537,595; 10,639,330; 10,646,517; 10,653,723; 10,695,372; 10,894,063; 10,905,718; 10,918,666; 10,925,900; 10,933,094; 10,946,044; 10,946,045; 10,953,046; 10,953,047; 11,007,225; 11,007,226; 11,013,770; 11,026,974; 11,040,070; 11,052,115; 11,052,116; 11,058,728; 11,083,752; 11,123,371; 11,141,438 11,168,303; 11,168,304; 11,179,419; 11,202,803; 11,202,804; 11,241,456; 11,254,913; 11,266,694; 11,273,180; 11,273,181; 11,291,687; 11,304,979; 11,304,980; 11,311,578; 11,337,998; 11,344,579; 11,344,580; 11,344,581; 11,351,197; 11,351,198; 11,351,199; 11,364,266; 11,369,637; 11,384,637; and 11,433,097. More than 35 of these patents are related to our Gen 2 TIL manufacturing processes and have terms that we anticipate will extend to January 2038, not including any patent term extensions or adjustments that may be available. Our owned and licensed intellectual property portfolio also includes patents and patent applications relating to TIL, MIL, and PBL therapies; frozen tumor-based TIL technologies; remnant TIL and digest TIL compositions, methods and processes; methods of treatment of a broad range of cancers using TIL therapies; methods of manufacturing TIL, MIL, and PBL therapies; the use of costimulatory molecules in TIL therapy and manufacturing; stable and transient genetically-modified TIL therapies; methods of using ICIs in combination with TIL therapies; TIL selection technologies; and methods of treating patient subpopulations.

Impact of COVID-19 on our Business

Operations and Liquidity

The full impact of the novel strain of coronavirus, or COVID-19, pandemic is unknown and continuously evolving. While the potential economic impact brought by and over the duration of the COVID-19 pandemic may be difficult to assess or predict, the COVID-19 pandemic has resulted in significant disruption of global financial markets, which could in the future negatively affect our liquidity. In addition, a recession or market volatility resulting from the COVID-19 pandemic could affect our business. We have taken proactive, aggressive action throughout the COVID-19 pandemic to protect the health and safety of our employees and expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees. We do not believe that the COVID-19 pandemic had a material impact on our liquidity or results of operations for the three and nine months ended September 30, 2022. Further, to date, the COVID-19 pandemic has not had significant effects on our clinical trial enrollment. Given the nature and type of our short-term investments in U.S. government securities, we do not believe that the COVID-19 pandemic will have a material impact on our current investment liquidity.

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

Components of Results of Operations

Revenues

We have not yet generated any revenues since our formation. With the submission of the rolling BLA for lifileucel for metastatic melanoma and our expected completion of the submission in the fourth quarter of 2022, we anticipate generating revenue from the sale of products during the 12 months from the date of these consolidated financial statements are issued, however such revenues may not be material. Our ability to generate revenues in the future depends on our ability to complete the development of our product candidates and to obtain regulatory approval for them.

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

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

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

Costs and Expenses

Research and development expense (in thousands)

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
	2022	2021	$	%	2022	2021	$	%
Research and development expense	$72,502	$65,355	7,147	11	$214,208	$183,423	30,785	17
Stock-based compensation expense included in research and development expense	11,272	11,504	(232)	(2)	38,863	29,291	9,572	33

Research and development expense for the three months ended September 30, 2022 increased by $7.1 million, or 11%, compared to the same period in 2021. The increase was primarily attributable to (i) a $7.8 million increase in payroll and related expenses, including stock-based compensation expenses, driven by increased hiring of research and development employees to support our ongoing and planned clinical development activities, (ii) a $3.7 million increase in facility and related costs, including depreciation expenses, associated with the iCTC and the build-out of our new corporate headquarters office, and (iii) a $2.1 million increase in other costs, including lab consumables, research alliance activities, patient advocacy and physician outreach, travel, and license costs associated with expansion of our information technology infrastructure to support our clinical activities. These expenses were partially offset by a $3.3 million decrease in clinical trial costs driven by the timing of study drug procurement and completion of enrollment in pivotal cohorts for melanoma and cervical cancer, as well as our head and neck clinical trials, and a $3.2 million decrease in manufacturing costs driven by completion of the pivotal clinical trials.

Research and development expense for the nine months ended September 30, 2022 increased by $30.8 million, or 17%, compared to the same period in 2021. The increase was primarily attributable to (i) a $21.5 million increase in payroll and related expenses and a $9.6 million increase in stock-based compensation expenses, both driven by increased hiring of research and development employees to support our ongoing and planned clinical development activities, (ii) a $14.7 million increase in facility and related costs, including depreciation expenses, associated with the iCTC and the build-out of our new corporate headquarters office, (iii) a $3.2 million increase in other costs related to patient advocacy and physician outreach, travel, and license costs associated with expansion of our information technology infrastructure to support our clinical operations, and (iv) $3.1 million increase in lab consumables to support our research programs and research alliance activities. These expenses were partially offset by a $14.7 million decrease in clinical trial costs due to the completion of enrollment in pivotal cohorts for melanoma and cervical cancer, as well as our head and neck clinical trials and a $6.6 million decrease in manufacturing costs driven by completion of pivotal clinical trials.

General and administrative expense (in thousands)

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
	2022	2021	$	%	2022	2021	$	%
General and administrative expense	$27,893	$20,887	7,006	34	$77,634	$59,815	17,819	30
Stock-based compensation expense included in general and administrative expense	8,508	7,802	706	9	25,650	21,370	4,280	20

General and administrative expenses for the three months ended September 30, 2022 increased by $7.0 million, or 34%, compared to the same period in 2021. The increase was primarily attributable to (i) a $4.0 million increase in payroll and related expenses and a $0.7 million increase in stock-based compensation expenses, both resulting from increases in headcount to support the growth in the overall business and related corporate infrastructure, as well as the growth of our commercial organization to support our commercial readiness activities, (ii) a $1.2 million increase in marketing and advertising costs related to branding awareness, and (iii) and $1.1 million increase in other costs, such as travel and professional services to support our pre-commercialization activities.

General and administrative expenses for the nine months ended September 30, 2022 increased by $17.8 million, or 30%, compared to the same period in 2021. The increase was primarily attributable to (i) a $8.4 million increase in payroll and related expenses and a $4.3 million increase in stock-based compensation expenses, both resulting from increases in headcount to support the growth in the overall business and related corporate infrastructure, as well as the growth of our commercial organization to support our commercial readiness activities, and (ii) a $5.1 million increase in other costs, including marketing, travel, and depreciation costs associated with the build-out of our new corporate headquarters, and increased costs to enhance and expand our information technology infrastructure to support our pre-commercialization activities as well as the continued growth in the overall company.

Interest income, net (in thousands)

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
	2022	2021	$	%	2022	2021	$	%
Interest income, net	$777	$120	657	548	$1,268	$316	952	301

Interest income, net for the three and nine months ended September 30, 2022 and 2021 increased by $0.7 million, or 548% and $1.0 million or 301%, respectively, primarily due to a recent increase in interest rates and higher interest received on our cash, cash equivalents and investment portfolio.

Net loss (in thousands)

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
	2022	2021	$	%	2022	2021	$	%
Net loss	$(99,618)	$(86,122)	(13,496)	16	$(290,574)	$(242,922)	(47,652)	20

Net loss for the three and nine months ended September 30, 2022 increased by $13.4 million, or 16%, and $47.7 million, or 20%, respectively, compared to the same periods in 2021. The increase in our net loss was due to the continued expansion of our research and development activities and the overall growth of our corporate infrastructure, as well as our pre-commercialization activities. We anticipate that we will continue to incur net losses in the future as we further invest in our research and development activities, including our commercial readiness and both clinical and internal development programs.

Liquidity and Capital Resources

We have incurred losses and generated negative cash flows from operations since inception. Historically, we have funded our operations from various public and private offerings of our equity securities (both common stock and preferred stock), from option and warrant exercises, and from interest income. Since 2017, our primary source of funds has been from the public sale of our common stock. With the submission of the rolling BLA for lifileucel for metastatic melanoma and the expected completion of the submission in the fourth quarter of 2022, we anticipate generating revenue from the sale of products during the 12 months from the date these consolidated financial statements are issued, however such revenues may not be material. We expect to continue to incur significant expenses to support our research and development activities, on-going pre-commercial activities and completion of the construction of tenant improvements for the iCTC facility during the remainder of 2022 and beyond. Specifically, we expect increased spending on clinical trials, research and development activities, higher payroll expenses as we increase our professional and scientific staff and continue our expansion of manufacturing activities, including completion of the iCTC. Based on the funds the Company has available as of the date these consolidated financial statements are issued, we believe that we have sufficient capital to fund our anticipated operating expenses and capital expenditures as planned for at least the next twelve months from the date these consolidated financial statements are issued.

Corporate Capitalization

As of September 30, 2022, we had outstanding 157,840,581 shares of our $0.000041666 par value common stock, 194 shares of our $0.001 par value Series A Convertible Preferred Stock, and 2,842,158 shares of our $0.001 par value Series B Convertible Preferred Stock. The outstanding shares of Series A Convertible Preferred Stock are currently convertible into 97,000 shares of our common stock, and the outstanding shares of Series B Convertible Preferred Stock are currently convertible into 2,842,158 shares of our common stock. The shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock do not have voting rights or accrue dividends.

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

On February 8, 2021, we entered into an Open Market Sale Agreement (the “Sales Agreement”), with Jefferies LLC (“Jefferies”), with respect to an “at the market” offering program, under which we may, from time to time, in our sole discretion, issue and sell through Jefferies, acting as sales agent, up to $350.0 million of shares of our common stock. The issuance and sale, if any, of shares of our common stock under the Sales Agreement will be made pursuant to a prospectus supplement, dated February 8, 2021, to the 2020 Automatic Shelf Registration Statement. There were no sales of our common stock through the Sales Agreement during the three and nine months ended September 30, 2022.

In the future, we may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. If any of the securities covered by the 2020 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of such offering at that time.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(215,086)	$(174,092)
Investing activities	255,994	(69,206)
Financing activities	(425)	235,118
Net increase in cash, cash equivalents and restricted cash	$40,483	$(8,180)

Operating Activities

Net cash used in operating activities represents cash disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss for non-cash items and changes in operating assets and liabilities. Net cash used in operating activities for the nine months ended September 30, 2022 was $215.1 million as compared to $174.1 million for the same period in 2021. The increase of $41.0 million in cash used in operating activities was due to an increase in net loss driven by increased costs in research and development and pre-commercial activities, as well as the overall expansion of our clinical trials for new TIL therapies, which was partially offset by an increase in non-cash charges of $16.0 million primarily driven by higher stock-based compensation expenses, as well as depreciation expenses and the amortization of operating right-of-use assets associated with our leased facilities. We also had an increase in cash used by assets and liabilities driven primarily by changes in accruals, accounts payable, as well as prepaid assets, resulting from the increased size of our workforce, overall growth in the business and operations, and the timing of vendor invoicing and related payments. These increases were offset by a net increase in our operating lease liabilities associated with receipts of tenant improvement allowances for our new corporate headquarters office, offset by payments on lease arrangements.

Investing Activities

Net cash provided by investing activities for the periods presented primarily relates to the purchase and maturity of investments and capital expenditures. Net cash provided by investing activities for the nine months ended September 30, 2022 was $256.0 million compared to net cash used in investing activities of $69.2 million for the same period in 2021. The increase in cash provided by investing activities of $325.2 million was primarily due to the timing of maturities and purchases of investments, partially offset by a decrease in capital expenditures.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2022 was $0.4 million compared to $235.1 million cash provided for the same period in 2021. The net cash used in financing activities for the nine months ended September 30, 2022 related to $2.6 million of tax payments related to shares withheld for vested restricted stock units, offset by cash proceeds of $2.2 million from the issuance of common stock upon exercise of stock options and under the employee stock purchase plan during the period. The net cash provided by financing activities for the same period in 2021 primarily related to net proceeds of $203.2 million received from sales of common shares through the “at the market” offering program and $30.0 million received from issuance of common stock upon exercise of stock options and under the employee stock purchase plan.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations as of September 30, 2022, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021. Details of our future lease obligations as of September 30, 2022 can be found in Note 8 of the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2022, we had no obligations that would require disclosure as off-balance sheet arrangements.

Significant Accounting Policies and Recent Accounting Standards

See Note 2 of the condensed consolidated financial statements for a discussion of our significant accounting policies. There were no recently issued accounting standards applicable to us and we did not adopt any accounting standards during the three and nine months ended September 30, 2022.

Inflation

Inflation has not had a material effect on our business, financial condition, or results of operations over our two most recent fiscal years.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in interest bearing cash accounts consisting of short-term debt securities issued by the U.S. government. The primary objective of our investment activities is to preserve principal. We adhere to an investment policy that requires us to limit amounts invested in securities based on credit rating, maturity, industry group and investment type and issuer, except for securities issued by the U.S. government. We do not have any derivative financial instruments or foreign currency instruments. As of September 30, 2022, we had $327.2 million invested in marketable securities with a maturity date of less than one year. As such, we believe that we are not exposed to any material market risk. If interest rates had varied by 1% as of September 30, 2022, the fair value of our investment portfolio would increase or decrease by approximately $0.8 million.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The information in Note 9 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 9 to our Condensed Consolidated Financial Statements for the quarter ended September 30, 2022 contained in this Quarterly Report on Form 10-Q.

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

Risks Related to Our Business:

●	We are substantially dependent on the success of our product candidates and cannot guarantee that these product candidates will successfully complete development, receive regulatory approval, or be successfully commercialized;*
●	We may encounter substantial delays in our clinical trials or may not be able to conduct our trials on the timelines we expect and we may be required to conduct additional clinical trials or modify current or future clinical trials based on feedback we receive from the FDA;*
●	It may take longer and cost more to complete our clinical trials than we project, or we may not be able to complete them at all;
●	Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which would prevent or delay regulatory approval and commercialization;
●	The manufacture of our product candidates is complex, and we may encounter difficulties in production, particularly with respect to process development, quality control, or scaling-up of our manufacturing capabilities. If we, or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure;
●	Cell-based therapies and biologics rely on the availability of reagents, specialized equipment, and other specialty materials, which may not be available to us on acceptable terms or at all. For some of these reagents, equipment, and materials, we rely or may rely on sole source vendors or a limited number of vendors, which could impair our ability to manufacture and supply our products;
●	We collaborate with governmental, academic and corporate partners to improve and develop TIL therapies for new indications for use in combination with other therapies and to evaluate new TIL manufacturing methods, the results of which, because the manufacturing processes are not within our control, may be incorrect or unreliable;
●	We may need additional financing to fund our operations and complete the development and commercialization of our various product candidates, and if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our product candidates. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates;
●	We are subject to extensive regulation, which can be costly, time consuming and can subject us to unanticipated delays; even if we obtain regulatory approval for some of our products, those products may still face regulatory difficulties;
●	We are required to pay substantial royalties and lump sum benchmark payments under our license agreements with the NIH, Moffitt, Novartis, and Cellectis, and we must meet certain milestones to maintain our license rights;
●	Because our current products represent, and our other potential product candidates will represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, the market acceptance, third-party reimbursement coverage and the commercial potential of our product candidates;
●	No assurance can be given that the Gen 2 manufacturing process we have selected will be FDA-compliant, more efficient and lower the cost to manufacture TIL products;
●	We face significant competition from other biotechnology and pharmaceutical companies and from non-profit institutions;*
●	Development of a product candidate intended for use in combination with an already approved product may present more or different challenges than development of a product candidate for use as a single agent;
●	A Fast Track product designation, Breakthrough Therapy designation or other designation to facilitate product candidate development may not lead to faster development or a faster regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval;
●	While lifileucel has received Orphan Drug Designation, or ODD, for melanoma stages IIB-IV and for cervical cancer patients with tumors greater than 2 cm, there is no guarantee that we will be able to maintain this designation, receive these designations for any of our other product candidates, or receive or maintain any corresponding benefits, including periods of exclusivity;
●	As a condition of approval, the FDA may require that we implement various post-marketing requirements and conduct post-marketing studies, any of which would require a substantial investment of time, effort, and money, and which may limit our commercial prospects;
●	We may be unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, if they are approved, and as a result, we may be unable to generate product revenues;
●	If our product candidates do not achieve broad market acceptance, the revenues that we generate from their sales will be limited;
●	Our business could be adversely affected by the effects of health epidemics, including the recent spread of the COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations, including at our headquarters in San Carlos, California and at our manufacturing facility in Philadelphia, Pennsylvania, which are currently subject to state executive orders and shelter-in-place orders, and at our clinical trial sites, as well as the business or operations of our other manufacturers, CROs or other third parties with whom we conduct business;*
●	We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth;
●	We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, an ongoing military conflict between Russia and Ukraine and record inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine, geopolitical tensions or record inflation;*
●	Climate change or legal, regulatory or market measures to address climate change may negatively affect our business, results of operations, cash flows and prospects;*
●	Environmental, social and governance matters may impact our business and reputation;* and
●	We may rely on third parties to perform many essential services for any products that we commercialize, including services related to distribution, government price reporting, customer service, accounts receivable management, cash collection, and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize our current or future product candidates will be significantly impacted and we may be subject to regulatory sanctions.

Risks Related to Government Regulation:

●	The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates;
●	Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions;
●	Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates profitably; and
●	Governments outside the U.S. tend to impose strict price controls, which may adversely affect our revenues, if any.

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

Risks Related to Our Business

We have a history of operating losses; we expect to continue to incur losses and we may never be profitable.*

We are a clinical-stage biotechnology company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient's own immune system to eradicate cancer. We do not have products approved for commercial sale and have not generated revenue from operations. As of September 30, 2022, we had an accumulated deficit of $1.5 billion. In addition, during the nine months ended September 30, 2022, we incurred a net loss of $290.6 million. Since our inception we have not generated any revenues from operations. We are preparing for the commercial launch of our products, if approved, in 2022. We do not expect to generate any meaningful product sales or royalty revenues until we have a product approved. We expect to incur significant additional operating losses in the future as we expand our development and clinical trial activities in support of demonstrating the effectiveness of our products.

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

Prior to our initiation of a rolling BLA for lifileucel, we have not previously submitted a BLA to the FDA, or similar marketing application to comparable foreign authorities, for any product candidate, and we cannot be certain that our current or any future product candidates will be successful in clinical trials or receive regulatory approval. Furthermore, although we have not submitted our BLA with comparisons to existing or more established therapies and likewise do not expect the FDA to base its determination with respect to product approval on such comparisons, the FDA may factor these comparisons into its decision whether to approve our TIL therapies, including lifileucel for metastatic melanoma. The FDA may also consider its approvals of competing products, which may alter the treatment landscape concurrently with their review of our BLA filings, and which may lead to changes in the FDA’s review requirements that have been previously communicated to us and our interpretation thereof, including changes to requirements for clinical data or clinical study design. Such changes could delay approval or necessitate withdrawal of our BLA filings.

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

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing changes to our product candidates, we may be required to, or we may elect to, conduct additional studies to bridge our modified product candidates to earlier versions. These changes may require FDA approval or notification, may not have their desired effect, or the FDA may not accept data from prior versions of the product to support an application, delaying our clinical trials or programs or necessitating additional clinical or preclinical studies. For example, while our first BLA submission includes our Gen 2 manufacturing process, in the future we may seek to commercialize other manufacturing processes, such as our Gen 3 manufacturing process or our PD-1 selected TIL manufacturing process. We may find that commercialization of these manufacturing processes has unintended consequences that necessitate additional development and manufacturing work or additional clinical and preclinical studies, or results in a refusal to file or non-approval of a BLA.

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

We are currently enrolling seven company-sponsored clinical trials to assess the overall safety and efficacy of Iovance TIL monotherapy and TIL combinations in patients with melanoma, cervical, head and neck and lung cancers across late-line and early treatment settings, as well as our genetically modified TIL therapy IOV-4001 and our peripheral blood lymphocyte, or PBL, technology for hematological malignancies. However, we may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. Our ability to enroll or treat patients in our other studies, or the duration or costs of those studies, could be affected by multiple factors, including, preliminary clinical results, which may include efficacy and safety results from our ongoing Phase 2 studies, but may not be reflected in the final analyses of these trials.

For example, our current clinical studies utilize an “open-label” trial design. An open-label trial is one where both the patient and investigator know whether the patient is receiving the test article or either an existing approved drug or placebo, which has the potential to create selection bias in the investigators. In our Phase 2 open-label studies, the investigators have significant discretion over the selection of patient participants. Although preliminary data from certain trials were generally positive, that data may not necessarily be representative of interim or final results, as new patients are cycled through the applicable treatment regimes. As the trials continue, the investigators may prioritize patients with more progressed forms of cancer than the initial patient population, based on the success or perceived success of that initial population. Patients with more progressed forms of cancer may be less responsive to treatment, and accordingly, interim efficacy data may show a decline in patient response rate or other assessment metrics. As the trials continue, investigators may shift their approach to the patient population, which may ultimately result in a decline in both interim and final efficacy data from the preliminary data, or conversely, an increase in final efficacy data following a decline in the interim efficacy data, as patients with more progressed forms of cancer are cycled out of the trials and replaced by patients with less advanced forms of cancer. This opportunity for investigator selection bias in our trials as a result of open-label design may not be adequately handled and may cause a decline in or distortion of clinical trial data from our preliminary results. Depending on the outcome of our open-label studies, we may need to conduct one or more follow-up or supporting studies in order to successfully develop our products for FDA approval. Many companies in the biotechnology, pharmaceutical and medical device industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we cannot be certain that we will not face such setbacks.

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

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.*

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients, or similar patients in a Phase 2 clinical trial to a pivotal program, who remain in the trial until its conclusion. We may experience difficulties or delays in patient enrollment in our clinical trials for a variety of reasons, including:

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

Currently, our product candidates are manufactured using processes developed or modified by us or by our third-party research institution collaborators that we may not intend to use for more advanced clinical trials or commercialization. We have selected Gen 2 as the manufacturing process for product registration, and all ongoing and future company-sponsored clinical trials. Although we believe Gen 2 is a commercially viable process, there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency, and timely availability of raw materials. This includes potential risks associated with the FDA not agreeing with all of the details of our validation data or other aspects of our potency assay or assays for Cohort 4 of our C-144-01 clinical trial. For example, on October 5, 2020, we announced that we and the FDA were not able to agree on the required potency assays to fully define our TIL therapy, which is required as part of a BLA submission, and that as a result of these developments, our BLA submission was not expected by the end of 2020 and was anticipated instead to occur in 2021. Previously, we reported the submission of assay data to the FDA, and on May 18, 2021, we announced that we had received regulatory feedback from the FDA regarding our potency assays for lifileucel. Following FDA feedback regarding the potency assays for lifileucel, we continued work developing and validating our potency assays and engaged in discussions with the FDA during the second half of 2021 and first quarter of 2022. Based on feedback received from these discussions, we held a pre-BLA meeting in July 2022. We initiated a rolling BLA for lifileucel in metastatic melanoma in August 2022, which we plan to complete in the fourth quarter of 2022. In addition, as previously disclosed, we plan to begin a confirmatory Phase 3 clinical trial of lifileucel in combination with pembrolizumab in frontline metastatic melanoma in late 2022 which we expect to utilize significant manufacturing capacity.

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

Our operations have consumed substantial amounts of cash since inception. From our inception to September 30, 2022, we have an accumulated deficit of $1.5 billion. In addition, our research and development and our operating costs have also been substantial and are expected to increase. For example, in October 2018, we closed an underwritten public offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $236.7 million. In June 2020, we closed another underwritten offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $567.0 million. In February 2021 we entered into an open market sale agreement, or the Sales Agreement, with Jefferies LLC, which provides for the sale of up to $350.0 million of our common stock from time to time. As of September 30, 2022, we had $366.6 million in cash, cash equivalents and investments ($118.4 million of cash and cash equivalents, $241.8 million in short-term investments, and restricted cash of $6.4 million).

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

No adoptive cell therapy using TIL has been approved for marketing by the FDA. Consequently, there is no precedent for the successful commercialization of products based on our technologies. In addition, we have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain timely FDA approvals, if at all. We have initiated the process for FDA approval for one adoptive cell therapy product. We will not be able to commercialize any of our potential products until we obtain FDA approval, and so any delay in obtaining, or inability to obtain, FDA approval would harm our business.

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

Due to the promising clinical therapeutic effect of competitor therapies in clinical exploratory trials, we anticipate substantial direct competition from other organizations developing advanced T cell therapies targeting patients who have received prior anti-PD-1/PD-L1 therapies. In particular, we expect to compete with other new therapies for our lead indications developed by companies such as Agenus, BeyondSpring, Bristol-Myers Squibb, Merck, Nektar Therapeutics, Idera Pharmaceuticals, Checkmate Pharmaceuticals, Daiichi Sankyo, Eisai, Exelixis, Mirati Therapeutics, OncoSec Medical, Replimune, Regeneron Pharmaceuticals, Seagen, and Genmab. We also may compete with other TIL therapies in development by companies such as Instil Bio, Achilles Therapeutics, KSQ Therapeutics, Obsidian Therapeutics, Immatics, TILT Biotherapeutics, WindMIL Therapeutics, GRIT Biotechnology, Lyell Immunopharma, Cellular Biomedicine Group, and others. We also may compete with therapies based on genetically engineered T cell receptors rendered reactive against tumor-associated antigens prior to their administration to patients, as well as TIL therapies that are designed to be specific to neoantigens, including products developed by Adaptimmune Therapeutics, Alaunos Therapeutics, Intima Bioscience, Marker Therapeutics, Turnstone Biologics, Neogene, and others. To date, these technologies have been primarily applicable to hematologic malignancies, but their application in solid tumor indications may create competition with us. We may also face competition from immunotherapy treatments offered by companies such as Amgen, AstraZeneca, Bristol-Myers Squibb, Merck, Pfizer, Regeneron Pharmaceuticals, Roche, and BioNTech. We may also face competition from novel interleukin-2 (IL-2) treatments in development by Werewolf, Nektar Therapeutics, Merck, Sanofi, Neoleukin Therapeutics and others. Many of these companies and our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources, and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the U.S. and internationally. Our competitors may obtain regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in competitors establishing a strong market position before we are able to enter the market.

Universities and public and private research institutions in the U.S. and Europe are also potential competitors. For example, a Phase 3 M14TIL trial comparing TIL to standard ipilimumab in patients with metastatic melanoma is currently being conducted in Europe by the Netherlands Cancer Institute, the Copenhagen County Herlev University Hospital, and the University of Manchester. Results from the M14TIL trial were presented at the European Society for Medical Oncology Congress in September 2022. While these universities and public and private research institutions primarily have educational objectives, they may develop proprietary technologies that lead to other FDA approved therapies or that secure patent protection that we may need for the development of our technologies and products.

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

We were granted Fast Track designation by the FDA for lifileucel in metastatic melanoma and metastatic cervical cancer, as well as for lifileucel in combination with pembrolizumab in advanced melanoma. We were granted BTD, for lifileucel for metastatic cervical cancer and Regenerative Medicine Advanced Therapy, or RMAT, designation for lifileucel in advanced melanoma. We may seek Fast Track or Breakthrough designation for other of our current or future product candidates. Receipt of a designation to facilitate product candidate development is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for a designation, the FDA may disagree. In any event, the receipt of such a designation for a product candidate may not result in a faster development process, review, or approval compared to product candidates considered for approval under conventional the FDA procedures and does not assure ultimate marketing approval by the FDA. In addition, the FDA may later decide that the products no longer meet the designation conditions.

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

We are dependent on information technology, systems, infrastructure and data.*

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, an ongoing military conflict between Russia and Ukraine, and record inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine, geopolitical tensions or record inflation.*

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which has led to record inflation globally. We are continuing to monitor inflation, the situation in Ukraine and global capital markets and assessing the potential impacts on our business.

The global economy has been, and may continue to be, negatively impacted by Russia’s invasion of Ukraine. As a result of Russia's invasion of Ukraine, the U.S., the European Union, the United Kingdom, and other G7 countries, among other countries, have imposed substantial financial and economic sanctions on certain industry sectors and parties in Russia. Broad restrictions on exports to Russia have also been imposed. These measures include: (i) comprehensive financial sanctions against major Russian banks; (ii) additional designations of Russian individuals with significant business interests and government connections; (iii) designations of individuals and entities involved in Russian military activities; and (iv) enhanced export controls and trade sanctions limiting Russia's ability to import various goods. Russian military actions and the resulting sanctions could continue to adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Further, there are current geopolitical tensions with China. Recently, the Biden administration has signed multiple executive orders regarding China. One particular executive order titled Advancing Biotechnology and Biomanufacturing Innovation for a Sustainable, Safe, and Secure American Bioeconomy signed on September 12, 2022 will likely impact the pharmaceutical industry to encourage U.S. domestic manufacturing of pharmaceutical products. Any additional executive orders or potential sanctions with China could materially impact our current manufacturing partners.

Although our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine, geopolitical tensions, or record inflation to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the conflict in Ukraine, geopolitical tensions, record inflation, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

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

We have recently commenced our first submission of a rolling BLA to the FDA for lifileucel in August 2022 and expect to complete the BLA submission in the fourth quarter of 2022. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. Our BLA submission and current expected timelines for our lifileucel product candidate for the treatment of metastatic melanoma are based on our interpretation of communications received from the FDA to date regarding this product candidate, and are subject to revision if additional communications are received from the FDA.

Following our End of Phase 2 meeting with the FDA in June 2019, we increased enrollment in Cohort 1 of our ongoing C-145-04 clinical trial of TIL therapy lifileucel to at least 75 patients of the appropriate population to address the expected sample size in anticipation of a BLA submission in 2021. Additionally, the patient population was defined per the discussion with FDA as patients who have progressed following initial systemic therapy for recurrent or metastatic disease which include many of the more advanced patients enrolled to date. In January 2021, we announced that Cohort 2 of the C-145-04 trial had completed enrollment and that the landscape of care for cervical cancer patients had changed because of a recent FDA approval for pembrolizumab in the frontline cervical cancer setting. In August 2022 we announced that following FDA discussions and feedback on a registration strategy to address the shift in frontline standard of care, we reopened Cohort 2 of the ongoing C-145-04 trial to enroll additional patients. The expanded Cohort 2 is intended to support a BLA submission in cervical cancer following progression on or after chemotherapy and PD-1 therapy. Our current beliefs regarding the registration pathway for the lifileucel product candidate in metastatic cervical cancer are based on our interpretation of communications with the FDA to date and our efforts to address such communications, which may be incorrect. Our statements that the study may support a BLA submission also assume that our as-adjusted study has addressed the additional requests and feedback by the FDA. Further, enrollment in this study may need to be further adjusted based on future feedback from the FDA, changes in the competitive environment, or other regulatory agency input. Protocol revisions may have an adverse effect on the results reported to date. Changes to implement an independent review committee and assay validation and implementation, and the data within this study may not ultimately be supportive of product approval, all of which could result in significant delays to our currently anticipated timeline for development and approval of lifileucel product candidate or prevent its approval for the treatment of cervical cancer.

A BLA must also include significant information regarding the chemistry, manufacturing and controls for the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of cell therapies for cancer. We may also not be able to successfully utilize the BTD or RMAT designations we have received for metastatic cervical cancer and advanced melanoma, respectively, to successfully complete the development and commercialization of lifileucel. We may not be able to reach agreement with FDA on an interpretation of outcomes from our meetings, including meetings we have held with FDA in relation to our C-145-04 and C-144-01 clinical trials and future meetings. For example, on October 5, 2020, we reported the submission of additional potency assay data to the FDA, and at the same time, we also announced that we had reached agreement with the FDA on the minimum duration of follow up for Cohort 4 to support our BLA submission for lifileucel in the treatment of metastatic melanoma. In May 2021, we announced that we had received regulatory feedback from the FDA regarding our potency assays for lifileucel. Following FDA feedback, we continued our work developing and validating our potency assays and engaged in discussions with the FDA during the second half of 2021 and the first quarter of 2022. Based on the FDA feedback we received from these discussions, we held a pre-BLA meeting in July 2022, and initiated a rolling BLA for lifileucel in metastatic melanoma in August 2022, which we plan to complete in the fourth quarter of 2022. In addition, as previously disclosed, Iovance plans to open a confirmatory Phase 3 clinical trial of lifileucel in combination with pembrolizumab in frontline metastatic melanoma in late 2022. The FDA previously granted Fast Track Designation for lifileucel in combination with pembrolizumab for the treatment of immune checkpoint inhibitor naïve metastatic melanoma. However, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

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

As of September 30, 2022, we had 157,840,581 shares of common stock outstanding. In addition, we had 20,436,601 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted to purchase common stock based on vesting requirements of stock options and common stock issuable through purchases of employee stock purchase plan, or upon the conversion of preferred stock. The issuance and subsequent sale of the shares underlying these common stock equivalents could depress the trading price of our common stock. On June 10, 2019, our certificate of incorporation was amended to increase the number of authorized shares of our common stock, par value $0.000041666, from 150,000,000 shares to 300,000,000 shares, which was approved by our stockholders on that date.

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

For example, on December 11, 2020, a purported stockholder derivative complaint was filed by plaintiff Leo Shumacher against us, as nominal defendant, and our current directors, as defendants, in the Court of Chancery in the State of Delaware (the “Court”). The complaint alleges breach of fiduciary duty and a claim for unjust enrichment in connection with alleged excessive compensation of certain of our non-executive directors and seeks unspecified damages on behalf of our company. The parties have agreed to a proposed settlement, which was submitted to the Court on June 15, 2022. A hearing has been set for November 17, 2022 to determine whether final approval will be given to settlement. Although the matter was settled for a minimal dollar amount, we cannot assure you that any future litigation involving the Company will result in a similar outcome.

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

Iovance Biotherapeutics, Inc.

November 3, 2022	By:	/s/ Frederick G. Vogt, Ph.D., J.D.
Frederick G. Vogt, Ph.D., J.D.
Interim Chief Executive Officer and President, and General Counsel (Principal Executive Officer)

November 3, 2022	By:	/s/ Jean-Marc Bellemin
Jean-Marc Bellemin
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)