Form 10-K
period 2022-12-31
IOVANCE BIOTHERAPEUTICS, INC.
filed 2023-02-28
CIK 1425205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ⌧  No  ◻

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

If the securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.000041666 per value	IOVA	The Nasdaq Stock Market, LLC

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.6 billion. Shares of common stock held by directors and executive officers and any ten percent or greater stockholders and their respective affiliates have been excluded from this calculation, because such stockholders may be deemed to be "affiliates" of the Registrant. This is not necessarily determinative of affiliate status of other purposes. As of February 21, 2023, there were 224,238,882 shares of the registrant’s common stock outstanding.

Documents Incorporated By Reference

Portions of registrant’s proxy statement relating to registrant’s 2023 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

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

Actual results may differ from those set forth in this Annual Report on Form 10-K due to the risks and uncertainties inherent in our business, including, without limitation: the FDA may not agree with our interpretation of the results of its clinical trials; later developments with the FDA that may be inconsistent with already completed FDA meetings; the preliminary clinical results, including efficacy and safety results, from ongoing Phase 2 and Phase 3 clinical trials may not be reflected in the final analyses of these clinical trials including new cohorts within these clinical trials; the results obtained in our ongoing clinical trials, such as the studies and clinical trials referred to in this Annual Report on Form 10-K, may not be indicative of results obtained in future clinical trials or supportive of product approval; regulatory authorities may potentially delay the timing of FDA or other regulatory authority approval of, or other action with respect to, our product candidates, specifically, our description of FDA interactions are subject to FDA’s interpretation, as well as FDA’s authority to request new or additional information; we may not be able to obtain or maintain FDA or other regulatory authority approval of its product candidates; our ability to address FDA or other regulatory authority requirements relating to our clinical programs and registrational plans, such requirements including, but not limited to, clinical and safety requirements as well as manufacturing and control requirements; risks related to our accelerated FDA review designations; our ability to obtain and maintain intellectual property rights relating to our product pipeline; and the acceptance by the market of our product candidates and their potential reimbursement by payors, if approved.

We caution you that the risks, uncertainties, and other factors referenced above may not contain all the risks, uncertainties and other factors that are important to you. In addition, we cannot guarantee future results, level of activity, performance, or achievements. Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date of this Annual Report on Form 10-K or as of the date on which it is made. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether because of new information, future events or otherwise, after the date of this Annual Report on Form 10-K.

Unless the context requires otherwise, in this report the terms “Iovance,” the “Company,” “we,” “us” and “our” refer to Iovance Biotherapeutics, Inc.

PART I

Item 1.          Business

Overview

We are a clinical-stage biopharmaceutical company pioneering a transformational approach to treating cancer by harnessing the human immune system’s ability to recognize and destroy diverse cancer cells using therapies personalized for each patient. We are preparing for potential U.S. regulatory approval and commercialization of the first autologous T-cell therapy to address a solid tumor cancer. Our mission is to be the global leader in innovating, developing and delivering tumor infiltrating lymphocyte, or TIL, therapies for patients with solid tumor cancers. Our autologous TIL therapy platform uses a centralized, scalable and proprietary 22-day manufacturing process to grow polyclonal T-cells unique to each patient and yields a cryopreserved, individualized therapy. We have applied multiple TIL therapy modalities in clinical trials in solid tumors, including TIL monotherapies for patients with later stage disease who have progressed on or after standard of care, as well as TIL combinations with standard of care therapies in patients who are earlier in their disease, to potentially improve outcomes compared to current standard(s) of care.

Our lead product candidate, lifileucel, is being developed in advanced, or metastatic or unresectable, melanoma as well as in other indications. Lifileucel was investigated in two consecutive cohorts in a clinical trial of advanced melanoma patients post-anti-PD-1 therapy, including in a prospectively defined pivotal cohort. These patients had progressed on or after standard of care therapy, which is immune checkpoint inhibitors, or ICIs, and, targeted BRAF/MEK inhibitor therapy where appropriate. Based on the positive results of these cohorts, we initiated a rolling Biologics License Application, or BLA, submission to the U.S. Food and Drug Administration, or FDA, for lifileucel in August 2022. We expect to complete this rolling BLA submission in the first quarter of 2023. Our Phase 3 clinical trial of lifileucel in combination with pembrolizumab, TILVANCE-301, is intended to be registrational in frontline advanced melanoma and serve as a confirmatory clinical trial to support full approval of lifileucel monotherapy in post-anti-PD-1 melanoma.

We are also pursuing registrational strategies for lifileucel in advanced cervical cancer and for our TIL therapy, LN-145, in metastatic non-small cell lung cancer, or NSCLC. To continuously innovate and maintain our global leadership within the field, we are investigating next generation approaches to optimize TIL products, manufacturing processes and treatment regimens, including a first-in-human clinical trial of our lead genetically modified TIL therapy, IOV-4001. We are also exploring a 16-day manufacturing process, tumor tissue procurement via core biopsy, additional genetically modified TIL therapies including multiple immune checkpoint gene edits and cytokine-tethered TIL therapies, and a novel interleukin-2, or IL-2, analog, designated IOV-3001, as potential avenues to improve manufacturing timelines, sample collection and supportive treatments involved in the overall TIL therapy process and treatment regimen.

Highlights of our current development pipeline are presented in the figure below:

Platform Technologies and Manufacturing

Our T-cell-based immunotherapy technology platforms are potentially applicable to many solid tumor types and blood cancers. Each platform is focused on leveraging patient-specific cells to recognize and attack diverse cancer cells that are unique to each patient. Unlike cell therapies that act on a single or small number of shared antigen targets common to certain tumors, our polyclonal T-cells are personalized therapies designed to target a variety of neoantigens that are unique to the patient or tumor. The majority of solid tumor immune targets are patient-specific, with fewer than 1% shared among patients. TIL therapy is our lead T-cell-based immunotherapy platform in multiple advanced solid tumor cancers. For blood cancers, our peripheral blood lymphocyte, or PBL, therapy platform is based on polyclonal T-cells that are collected from a patient’s blood sample, and then amplified and reinvigorated.

TIL Clinical Development in Advanced, Metastatic or Unresectable Solid Tumor Cancers

Building on the prior TIL therapy clinical trials conducted at single academic centers, including the National Cancer Institute, or NCI, we have investigated TIL therapy in global, multi-center Phase 2 clinical trials in advanced melanoma, cervical cancer, NSCLC, and head and neck squamous cell carcinoma, or HNSCC. Additional information about our clinical trials is summarized below.

In post-anti-PD-1 advanced melanoma, we are investigating lifileucel in our C-144-01 clinical trial that supports our BLA submission and potential approval of lifileucel in advanced post-anti-PD-1 melanoma.

In frontline advanced melanoma patients who are naïve to anti-PD-1 therapy, we are investigating lifileucel in combination with pembrolizumab in the IOV-COM-202 clinical trial and the Phase 3 TILVANCE-301 clinical trial. TILVANCE-301 is a randomized Phase 3 clinical trial intended to support registration in advanced frontline melanoma as well as to serve as a confirmatory trial for full approval in advanced post-anti-PD-1 melanoma.

We are also executing a registrational strategy for lifileucel in advanced cervical cancer. C-145-04 is a multicenter Phase 2 clinical trial that is currently enrolling a pivotal cohort to support a BLA in cervical cancer following progression on or after chemotherapy and pembrolizumab.

In NSCLC, we are investigating our TIL therapy, LN-145, in two clinical trials in several NSCLC patient populations with significant unmet need. IOV-LUN-202 is a clinical trial of LN-145 in advanced NSCLC patients who have progressed following chemotherapy and anti-PD-1 therapy. IOV-COM-202 also includes cohorts of NSCLC patients treated with LN-145 monotherapy and combination therapy.

Our first genetically modified, PD-1 inactivated TIL therapy, IOV-4001, entered a first-in-human Phase 1/2 clinical trial, IOV-GM1-201, in 2022 in patients with previously treated advanced melanoma and NSCLC. IOV-4001 utilizes the gene-editing TALEN® technology, licensed from Cellectis S.A., or Cellectis, to inactivate the gene coding for the programmed cell death protein-1, or PD-1.

Beyond our Iovance-sponsored clinical trials, we have academic collaborations with leading cancer research centers to investigate TIL therapy, including next-generation processes and technologies, in other cancers and treatment settings.

Next-Generation Therapeutic and Manufacturing Approaches

Our current next-generation technology platforms are designed to optimize TIL therapy across four key initiatives: genetic modification, potency, manufacturing process and treatment regimens. More information on our next-generation approaches is included in the Next-Generation Product Candidates section of this Annual Report on Form 10-K.

Intellectual Property

We have established a leading intellectual property portfolio developed internally and licensed from third parties. We currently own more than 60 U.S. patents related to TIL therapy, including patents directed to compositions and methods of treatment and manufacturing in a broad range of cancers. Pending patent applications and granted patents cover the fields of TIL therapy, marrow infiltrating lymphocytes, or MIL therapy, and PBL therapy. We also license rights to a broad range of technologies related to our platforms. More details on our intellectual property portfolio are included within this Annual Report on Form 10-K.

Corporate Strategy

Be the global leader in innovating, developing and delivering TIL therapy

Our mission is to be the global leader in innovating, developing and delivering TIL therapy for patients with cancer. We are pioneering this transformational approach to cure cancer by harnessing the human immune system’s ability to recognize and destroy diverse cancer cells in each patient. We are committed to continuous innovation in developing TIL cell therapy and optimizing the TIL treatment regimen that may extend and improve life for patients with cancer.

Obtain regulatory approval and successfully commercialize our lead product candidate lifileucel for the treatment of post-anti-PD-1 advanced melanoma

Our top priority is to expedite the regulatory approval and commercialization of our lead product candidate, lifileucel, for the treatment of patients with post-anti-PD-1 advanced melanoma. We initiated a rolling BLA for lifileucel in post-anti-PD-1 advanced melanoma in August 2022 and plan to complete the BLA submission in the first quarter of 2023.

Our medical affairs team is in the field educating key opinion leaders, or KOLs, and presenting and publishing our clinical results. Our U.S. commercial leadership team is preparing to launch lifileucel in 2023, if approved. We have experienced marketing, payer access and distribution teams, and we are building a specialty oncology sales force for launch. More than half the team has prior cell therapy experience.

The five primary areas of our pre-launch efforts include:

●	onboarding of authorized treatment centers, or ATCs, with the goal of 40 ATCs for commercial launch;

●	collaboration with healthcare professionals, or HCPs, who will be handling or administering our product;
●	operational excellence in launch execution, commercial manufacturing and delivery of therapy;
●	communication with payors about the value of lifileucel; and
●	establishment of a cross-functional, patient-centric organization.

Prepare for commercial manufacturing to meet forecasted demand

We believe that we are the only company in the U.S. to have a centralized, demonstrated, and commercially viable TIL manufacturing process. To date more than 600 patients have been treated with Iovance TIL therapy manufactured using our proprietary processes, by contract manufacturing organizations, or CMOs, and by us at our own manufacturing facility, the Iovance Cell Therapy Center, or iCTC.

The iCTC is currently manufacturing TIL for our ongoing clinical trials and preparing to provide commercial supply upon potential BLA approval. We began construction of the iCTC in 2019, in Philadelphia, Pennsylvania, in order to control manufacturing capacity, product quality, manage logistics around supply and delivery, implement process improvement and realize potential cost efficiencies for TIL therapies that we may develop or commercialize. We intend to carefully manage our cost structure, and reduce the long-term cost of manufacturing our products, although there can be no assurance that we will be able to reduce our manufacturing costs to commercially attractive levels. We are building capacity to treat thousands of cancer patients annually, with flexibility to expand within existing shell space and an option to build on an adjacent lot to support future growth. We expect iCTC to supply most of our commercial TIL therapies at launch, with CMOs to supplement our internal manufacturing capacity under various manufacturing services agreements, or MSAs. Details of related agreements are provided in the Research, Development, Manufacturing and License agreements section of this Annual Report on Form 10-K.

Continue to improve our TIL manufacturing processes and technology

In 2018, we first utilized our TIL manufacturing process known as Gen 2, which reduced TIL manufacturing time from 5-6 weeks to 22 days while producing a cryopreserved TIL product for ease of administration and handling. We intend to establish Gen 2 as a viable commercial manufacturing process for our initial TIL therapies. Gen 2 was utilized in all patients in both Cohorts 2 and 4 of our C-144-01 clinical trial and is the manufacturing process for registration and the BLA submission for lifileucel. Gen 2 is also being utilized in most of our ongoing TIL clinical development programs. We also continue to develop and evaluate potential future TIL manufacturing processes, including our 16-day Gen 3 process, as well as processes for genetically modified and other next generation TIL products.

Advance and expand our pipeline of polyclonal T-cell therapies

We seek to collaborate with government, academic research institutions, and corporate partners to improve TIL manufacturing, and to develop and explore next generation approaches as well as TIL therapies for new indications. We have a Cooperative Research and Development Agreement, or CRADA, with the National Institutes of Health, or NIH, and the National Cancer Institute, or NCI. We also have ongoing licensing agreements and collaborations with H. Lee Moffitt Cancer Center, or Moffitt, The University of Texas M.D. Anderson Cancer Center, or MDACC, Yale University, The Ohio State University, Cellectis, Novartis Pharma AG, or Novartis, Melanoma Institute Australia, or MIA, and Beth-Israel Deaconess Medical Center, or BIDMC. A description of some of these collaborations and related agreements is provided in the Collaborations for New Tumor Types and Treatment Settings section of this Annual Report on Form 10-K.

Iovance-Sponsored Clinical Trials

TIL Therapy in Advanced Solid Tumor Cancers

Lifileucel for Advanced Melanoma

Melanoma is a common type of skin cancer, accounting for an estimated 99,780 patients diagnosed and 7,650 deaths in 2022 in the U.S. according to the Surveillance, Epidemiology and End Results program, or SEER, program. We are developing lifileucel to treat advanced melanoma. Our Phase 2 clinical trial, C-144-01, is a prospective, clinical trial evaluating lifileucel in advanced melanoma patients who have progressed on or after prior anti-PD-1 therapy and if BRAF mutant, after BRAF or BRAF/MEK inhibitor therapy. There are no FDA approved therapies in this treatment setting for advanced melanoma after anti-PD-1 therapy.

Based on the unmet need in post-anti-PD-1 advanced melanoma, as well as initial clinical data, lifileucel received a Regenerative Medicine Advanced Therapy, or RMAT, designation from the FDA in 2018.

In the C-144-01 trial, our Generation 1, or Gen 1, manufacturing process with non-cryopreserved product was used in Cohort 1, which was closed to enrollment in 2017. Our Gen 2 process with cryopreserved product was used in subsequent patients enrolled in both Cohorts 2 and 4. Cohort 2 was closed to enrollment in late 2018. Cohort 3 is an optional retreatment cohort.

Cohort 4, a pivotal cohort, was added in 2019, following an end of Phase 2, or EOP2, meeting held with the FDA in the third quarter of 2018 and completed dosing in January 2020. Cohort 4 built on the Cohort 2 results in the same patient population and used the same eligibility criteria, treatment and manufacturing process. Cohort 4 was designed to evaluate objective response rate, or ORR, read by an independent review committee, or IRC, using RECIST v1.1 as the prospectively defined primary endpoint.

The results from Cohort 2, including ORR as assessed by investigator, were presented at several medical meetings since 2018 and published in the Journal of Clinical Oncology in May 2021. We reported durable responses across a wide age range of metastatic melanoma patients, among those who have received prior anti-CTLA-4 and BRAF targeted treatments, regardless of BRAF mutation status, and in patients with PD-L1 high and low status. In May 2022, we announced topline IRC read data from the C-144-01 clinical trial from Cohort 4, which met the primary endpoint, ORR, of the clinical trial. In addition, we reported updated data from Cohort 2 and pooled Cohorts 2 and 4.

We presented additional data from C-144-01 Cohorts 2 and 4 at the Society for Immunotherapy of Cancer, or SITC, Annual Meeting in November 2022. The SITC 2022 presentation included pooled efficacy data read by IRC and safety data from 153 patients with advanced melanoma, including 66 patients enrolled in Cohort 2 and 87 patients enrolled in Cohort 4, with a median study follow up of 36.5 months and a data cutoff date of July 15, 2022. Across both cohorts, patients had received a median of 3 lines of prior therapy, including anti-PD-1 therapy in 100% of patients and anti-CTLA-4 therapy in 81.7% of patients, with prior combination anti-PD-1 and anti-CTLA-4 therapy received in 53.6% of patients. Baseline disease characteristics were generally similar between Cohorts 2 and 4. However, Cohort 4 patients showed both a higher disease burden and a higher proportion of patients with elevated lactate dehydrogenase, or LDH, a well-known negative prognostic factor in melanoma. The ORR assessed by an IRC using RECIST v1.1 was 31.4%, with 9 complete responses and 39 partial responses. The median time from lifileucel infusion to best response was 1.5 months, and responses deepened over time. Median duration of response, or mDOR, was not reached as estimated by Kaplan-Meier, or KM, method. Responses lasted for 24 months or greater in 41.7% of responders, including 47.8% of responders in Cohort 2 and 36.0% of responders in Cohort 4. Median overall survival, or mOS, had not been reached in patients who achieved a response at first assessment at 6 weeks, and mOS in all patients was 13.9 months. The treatment-related adverse event, or TEAE, profile was generally consistent with the underlying advanced disease and the safety profile of the lymphodepletion and IL-2 regimens. In December 2022, we published additional detail from C-144-01 in the Journal for Immuno Therapy of Cancer, or JITC.

Based on results from the C-144-01 clinical trial, we held a pre-BLA meeting with the FDA in July 2022 and initiated a rolling BLA for lifileucel in metastatic melanoma in August 2022. The BLA submission includes C-144-01 data from pivotal Cohort 4 and supportive Cohort 2. We plan to complete the rolling BLA submission in the first quarter of 2023.

We are also pursuing a registrational path for lifileucel in combination with pembrolizumab in frontline advanced melanoma. Our strategy is based on clinical results from Cohort 1A of the IOV-COM-202 clinical trial that support the combination, as well as prior published NCI data for TIL monotherapy in anti-PD-1 naïve melanoma patients. We reported initial results and updates from ongoing Cohort 1A of the IOV-COM-202 clinical trial at the American Society of Clinical Oncology, or ASCO, annual meeting in June 2021, SITC in November 2021. The Cohort 1A results to date have demonstrated that lifileucel can be safely combined with pembrolizumab. At our most recent medical meeting oral presentation at SITC, in November 2021, updated results from 10 patients demonstrated ORR of 60%. Six out of the 10 patients had a confirmed objective response, including three complete responses and three partial responses. The TEAE profile was consistent with the underlying advanced disease and the known adverse event profiles of pembrolizumab, lymphodepletion, and IL-2 regimens.

In an April 2022 corporate announcement, we provided updated data that demonstrated a 67% ORR in 12 patients in Cohort 1A. Eight patients had a confirmed objective response per RECIST v1.1, including three complete responses and five partial responses. Six of the eight responders had ongoing response at the time of the last data cut, and five responders had a duration of response of more than one year. In a January 2023 corporate press release, we disclosed that updated efficacy and safety results from nearly 20 patients treated in Cohort 1A remain consistent with previously reported Cohort 1A data and continue to support our strategy in frontline advanced melanoma.

During the fourth quarter of 2022, we reached agreement with the FDA and began start up activities for a Phase 3 multicenter, open-label, randomized, parallel group, treatment clinical trial, TILVANCE-301, in frontline advanced melanoma. The TILVANCE-301 trial, or NCT05727904, will randomize 670 patients to investigate lifileucel in combination with pembrolizumab in the experimental arm compared with pembrolizumab monotherapy in the control arm. The clinical trial will enroll participants with unresectable or metastatic melanoma who have had no prior therapy for metastatic disease. Previous adjuvant/neoadjuvant therapy with a single line of BRAF-targeted therapy, PD-1 inhibitor, or CTLA-4 inhibitor is allowed, if completed at least 6 months before progression to metastatic disease. In the experimental arm, a tumor sample is resected from each patient for lifileucel manufacturing. Patients receive pembrolizumab prior to and after the lifileucel regimen, every 6 weeks until disease progression. In the control arm, pembrolizumab monotherapy is given every 6 weeks until disease progression, with an optional crossover period to lifileucel monotherapy upon confirmed progressive disease verified by a blinded independent review committee, or BIRC, and if patients meet eligibility criteria. The FDA agreed to dual primary endpoints of ORR to support accelerated approval and progression free survival, or PFS, to support full approval of lifileucel in frontline advanced melanoma. TILVANCE-301 is also designed to serve as a confirmatory clinical trial to support full approval of lifileucel in post-anti-PD-1 advanced melanoma. The dual primary endpoints will be verified by BIRC using RECIST v1.1.

Lifileucel for Cervical Cancer

According to estimates from the SEER program, in 2022 approximately 14,100 women would be diagnosed with cervical cancer and approximately 4,280 cervical cancer-related deaths would occur in the U.S.

We are developing lifileucel alone and in combination with pembrolizumab for the treatment of advanced, unresectable or metastatic, cervical cancer. Lifileucel for advanced cervical cancer was formerly known as LN-145. C-145-04 is an ongoing Phase 2, multicenter pivotal clinical trial. In March 2019, the protocol for this clinical trial was amended to modify the primary endpoint of from ORR by investigator to ORR based on IRC assessment. Initial results from the C-145-04 clinical trial were reported at ASCO in June 2019.

In anticipation of a changing landscape, we amended the protocol for the C-145-04 clinical trial in November 2019 from a single cohort design into a multicohort study. Cohort 1 was defined to include patients who had progressed during or after systemic chemotherapy excluding ICI. Cohort 2 was newly added to include patients who have progressed during or after treatment with anti-PD-1/-L1 checkpoint inhibitor in addition to systemic chemotherapy. Cohort 3 was added to enroll patients who had not received prior systemic therapy to investigate lifileucel in combination with pembrolizumab. Cohort 3 results from 14 initial patients were included as part of an oral presentation at SITC in November 2021. The ORR was 57.1 % with eight out of 14 patients achieving an objective response, including one complete response, six partial responses and one unconfirmed partial response. The TEAE profile was consistent with the underlying advanced disease and the known adverse event profiles of pembrolizumab, lymphodepletion, and IL-2 regimens.

In the C-145-04 trial, we completed enrollment of Cohort 1 in 2020, Cohort 2 in 2021 and Cohort 3 in 2022. During 2022, following the FDA discussions and feedback on a registration strategy to address the shift in standard of care following the FDA approval of pembrolizumab in the frontline cervical cancer setting, we reopened Cohort 2 to enroll additional patients and to be a pivotal cohort to support a BLA for cervical cancer following progression on chemotherapy and pembrolizumab. We expect to continue enrollment in Cohort 2 in 2023.

LN-145 for Advanced, or Metastatic or Unresectable NSCLC

According to SEER program estimates, approximately 236,740 people would be diagnosed with lung and bronchus cancers, and approximately 130,180 deaths would occur related to these cancers in the U.S. in 2022.

We are developing our TIL therapy LN-145 alone and in combination with approved therapies to treat advanced NSCLC in the IOV-LUN-202 and IOV-COM-202 clinical trials. IOV-LUN-202 is investigating LN-145 monotherapy in patients with metastatic NSCLC who previously received approved systemic therapy of combined or sequential ICI and chemotherapy in three cohorts. The programmed death-ligand 1, or PD-L1, tumor proportion score, or TPS, in patients at the time they started frontline therapy was less than one percent or unknown in patients in Cohort 1 and greater than or equal to one percent in patients in Cohort 2. In Cohort 3, we are exploring treatment with TIL that is extracted from core biopsy and manufactured using our Gen 3 process.

In June 2021, the first patient was treated in the IOV-LUN-202 clinical trial. In a poster on IOV-LUN-202 at the American Association for Cancer Research, or AACR, Annual Meeting in April 2022, we featured protocol updates including changes to eligibility criteria, and the option for pre-progression tumor harvest, to broaden enrollment in reflection of the unmet need in NSCLC. We enrolled patients during 2022 and intend to continue enrollment in 2023.

IOV-COM-202 is a clinical trial that includes 2 active cohorts and one previously completed cohort in patients with recurrent or metastatic NSCLC as follows:

●	Cohort 3A is evaluating LN-145 in combination with pembrolizumab in patients who have not received prior immunotherapy, including ICIs. Cohort 3B was previously completed and investigated LN-145 monotherapy in patients who had progressed on or after prior ICI therapy, including patients with oncogene-driven tumors who received prior tyrosine kinase inhibitor, or TKI, therapy.
●	Cohort 3C is investigating LN-145 in combination with ipilimumab or nivolumab in patients who previously received only a prior line of approved systemic ICI monotherapy.

We have reported full results from Cohort 3B and initial results from Cohort 3A in the IOV-COM-202 study.

Cohort 3B results were reported in June 2021 and presented at SITC in November 2021. For the completed Cohort of 28 patients in the analysis population, the ORR was 21.4%, including one complete response and five partial responses. All patients had received prior anti-PD-1/-L1 therapy, and all six responding patients had also received prior chemotherapy. The TEAE profile was consistent with the underlying disease and known adverse event profiles of non-myeloablative lymphodepletion and IL-2. As of a data extract in November 2022 provided in a corporate slide deck, one complete response remained ongoing at 37 months following treatment with LN-145.

In a January 2023 press release, we shared initial topline results in 17 patients from Cohort 3A which comprises three distinct clinical subsets of anti-PD-1 naïve patients: 1) treatment-naïve, 2) post-chemotherapy, and 3) estimated glomerular filtration rate, or EGFR, -mutant after prior treatment with TKIs. Confirmed ORR by RECIST v1.1 was 47%, with an objective response observed in 8 patients treated with LN-145 in combination with pembrolizumab. Responses were observed regardless of PD-L1 status. Two patients achieved complete responses and remain on study, including one patient who was post-chemotherapy and anti-PD-1 naive, and one patient who was EGFR-mutant after prior treatment with TKI. Safety was consistent with other studies of Iovance TIL therapies in combination with pembrolizumab. Study enrollment remains ongoing. Observed differences between the patient subsets are informing the design of a subsequent potential registration study. Detailed clinical results will be shared at a future medical meeting.

We plan to continue to discuss registrational strategies for LN-145 with the FDA in 2023. Based on initial results from Cohort 3A, we plan to meet with the FDA in 2023 to discuss Cohort 3A results and a potential registration clinical trial of lifileucel in frontline advanced NSCLC.

IOV-4001 for Advanced Melanoma and NSCLC

Our lead genetically modified TIL therapy, IOV-4001, utilizes the gene-editing TALEN® technology licensed from Cellectis, to inactivate the gene coding for PD-1. The worldwide exclusive license enables us to use certain TALEN® technology addressing multiple gene targets in several cancer indications, to develop genetically edited and potentially more potent TIL therapies. We are investigating the safety and efficacy of IOV-4001 in the IOV-GM1-201 multicenter, first-in-human Phase 1/2 clinical trial in previously treated patients with advanced melanoma, who have progressed following anti-PD-1/PD-L1 blocking antibody therapy and, in those patients with BRAF mutations, after BRAF/MEK inhibitor therapy in Cohort 1, or metastatic NSCLC who have received no more than three prior lines of therapy, with or without oncogene driver mutations in Cohort 2. We treated the first patient with IOV-4001 in the third quarter of 2022. We published posters that highlight the “trial in progress” for IOV-GM1-201 at SITC in November 2022 and preclinical results for antitumor activity of IOV-4001 at the AACR Annual Meeting in April 2022.

TIL Therapy for HNSCC

In metastatic head and neck cancer squamous cell carcinoma, or HNSCC, we are evaluating LN-145 as monotherapy and in combination with pembrolizumab. The Phase 2 C-145-03 trial began in June 2017 and closed in January 2021 after reaching its pre-specified enrollment target to investigate LN-145 using various manufacturing processes. Cohort 2A in IOV-COM-202 is evaluating

LN-145 in combination with pembrolizumab in patients with HNSCC who are naïve to anti-PD-1 therapy. Initial and updated Cohort 2A results were presented at the SITC Annual Meetings in November 2020 and 2021, respectively.

PBL Therapy in Blood Cancers

In blood cancers, our clinical trial IOV-CLL-01 is a Phase 1/2 clinical trial evaluating the safety and efficacy of IOV-2001, our polyclonal PBL therapy, in patients with relapsed or refractory chronic lymphocytic leukemia, or CLL, and small lymphocytic lymphoma, or SLL, to receive IOV-2001.

Next-Generation Product Candidates

We are committed to innovating individualized T-cell therapies that may recognize a multitude of diverse patient-specific cancer cells. Our current next-generation technology platforms are designed to optimize TIL therapy across four key initiatives: genetic modifications, potency, process optimization and new treatment regimens.

●	Genetic modifications: We are pursuing several targets for genetic modification that utilize the gene-editing TALEN® platform licensed from the clinical-stage biotechnology company, Cellectis. Single- and multiple- knockouts may further harness the immune system response to cancer and potentially increase the efficiency, potency and application of TIL therapy. Preclinical development is also ongoing with cytokine-tethered TIL products and additional TIL products and TIL-cell lines using transient and stable gene insertion and inactivation, which may expand and activate TIL to achieve better efficacy while avoiding systemic side effects of cytokines.
●	Potency: We are exploring potential approaches to increase potency of the final TIL product through sorting and selection of specific TIL, such as PD-1+ selected TIL and CD39/69 double-negative TIL, and the use of certain inhibitors or other reagents in TIL expansion cultures. Our TIL candidate LN-145-S1 is manufactured from TIL selected for PD-1 expression and has been investigated in patient cohorts in our clinical trials.
●	Process optimization: We are committed to further improving and streamlining the processes for TIL therapy manufacturing and tumor sample collection. We are investigating a 16-day Gen 3 manufacturing process in patient cohorts included in the C-145-03 clinical trial in HNSCC and the IOV-COM-202 clinical trial. We are also exploring our Gen 3 process to manufacture TIL from core biopsy as a less-invasive collection of tumor samples in a cohort of patients with NSCLC in our IOV-LUN-202 clinical trial.
●	New treatment regimens: We are exploring potential avenues to improve aspects of the TIL treatment regimen. In 2020, we licensed an antibody cytokine-engrafted protein, or IL-2 analog, which we refer to as IOV-3001, from Novartis. IOV-3001 is in IND-enabling studies supporting its use as part of the TIL treatment regimen following TIL infusion.

Collaborations for New Tumor Types and Treatment Settings

Our ongoing academic collaborations with leading cancer research centers as well as government and corporate partners are exploring the potential for TIL therapy in other tumor types and treatment settings, such as in the following example studies:

●	MDACC has sponsored two Phase 2 clinical trials that were initiated in 2018. The first clinical trial, NCT03449108, is underway to investigate LN-145 or LN-145-S1 manufactured using our proprietary processes to treat patients with soft tissue sarcoma, osteosarcoma, platinum resistant ovarian cancer, anaplastic thyroid cancer, and triple negative breast cancer. The second clinical trial, NCT03610490, was previously active to investigate TIL manufactured by MDACC in patients with platinum resistant ovarian cancer, pancreatic and colorectal cancer, which may not be representative of our data using our Iovance manufacturing process.
●	Yale Comprehensive Cancer Clinical is sponsoring a trial, NCT04111510, exploring LN-145 in triple-negative breast cancer.
●	Memorial Sloan Kettering Cancer Center, or MSKCC, is investigating TIL therapy LN-144 manufactured by Iovance in patients with uveal melanoma in the NCT05607095 clinical trial, and asymptomatic melanoma brain metastases in the NCT05640193 clinical trial.

●	Moffitt is conducting several clinical trials with funding from Iovance. Two clinical trials, which have closed to enrollment, are evaluating TIL therapy in combination with the checkpoint inhibitor nivolumab in NSCLC in the NCT03215810 clinical trial and metastatic melanoma in the NCT02652455 clinical trial. We previously collaborated on the NCT01701674 clinical trial to evaluate TIL therapy in combination with the CTLA-4 checkpoint inhibitor ipilimumab. A Phase 1 clinical trial, NCT04052334, completed enrollment in 2022 and is investigating TIL therapy manufactured by Moffitt in adolescent and young adult patients with soft tissue sarcoma.
●	The Ohio State University is investigating lifileucel manufactured by Iovance in high-risk melanoma patients in the neoadjuvant setting in the NCT05176470 clinical trial. The trial began recruiting in 2022 to assess the feasibility of TIL expansion from tumor-involved lymph nodes patients who are diagnosed with stage IIIB-D melanoma that has spread to nearby tissue or locally advanced lymph nodes.
●	NCI, under our CRADA, is conducting the NCT02621021 clinical trial to evaluate TIL therapy in combination with the checkpoint inhibitor pembrolizumab in a 170-patient clinical trial in patients with advanced melanoma.

Immune System and Cancer Surveillance

The immune system recognizes danger signals and responds to threats at a cellular level. The most significant components of the cellular aspect of the adaptive immune response are T-cells, or T lymphocytes, so called because they mature in the thymus and are distinguished from B-cells which mature in the bone marrow. T-cells can be distinguished from other white blood cells by T-cell receptors present on their cell surface. These receptors contribute to tumor surveillance by helping T-cells recognize infected as well as cancerous cells. T-cells are involved in both sensing and killing infected or cancerous cells, as well as coordinating the activation of other cells in an immune response.

Challenges for Cancer Immunotherapy

Despite progress over the past several decades, effective treatment of solid tumors continues to be challenging for several reasons, including: (i) intratumoral heterogeneity, (ii) numerous mutations and tumor neoantigens, with <1% shared across patients and lack of clarity on which mutations or neoantigens are critical, and (iii) ability to adapt and evade treatments that target a single mutation. In addition, the tumor itself and the tumor microenvironment can suppress the patient’s natural immune response. When T-cells with cancer-specific receptors are absent, present in low numbers, of poor quality, or rendered inactive by suppressive mechanisms employed by tumor tissue, the cancer can grow and spread to various organs. In addition, standard of care treatments for cancer can be deleterious to T-cells’ ability to kill cancer.

Advancing Immuno-Oncology with Our Tumor-Infiltrating Lymphocyte Technology Platforms

Our T-cell-based immunotherapy technology platforms are potentially applicable to many solid tumor types and blood cancers. Each platform is focused on leveraging patient-specific cells to recognize and attack diverse cancer cells that are unique to each patient. Unlike cell therapies that act on a single or small number of shared antigen targets common to certain tumors, our polyclonal T-cells are personalized therapies designed to target a variety of neoantigens that are unique to the patient or tumor. We believe that adoptive cell therapy, specifically with the use of human polyclonal TIL cells to reengage the immune system, may be a significant advancement in the treatment of cancer.

Using our lead TIL immunotherapy platform, our initial strategy is to deliver polyclonal T-cell-based therapies for patients with late-stage solid tumor cancers. After infusion, TIL can potentially infiltrate the tumor to eliminate cancer cells, further proliferate in the body and potentially overcome several mechanisms of tumor escape to which endogenous T-cells may be susceptible due to the immune-suppressive tumor microenvironment.

For earlier intervention, we are investigating the potential of our TIL therapy in combination with a class of immunotherapy drugs called ICIs that seek to overcome one of the main escape mechanisms of cancer against an immune system attack. TIL therapy and ICIs may work synergistically to target and attack cancer cells while breaking down barriers for the immune system to mount a response.

There are three key steps in the TIL therapy process.

●Step 1: Sample Collection. A tumor sample of about 1.5 cm in diameter is removed during a surgical biopsy and shipped to our centralized manufacturing facility, where the TIL are isolated.

●Step 2: Manufacturing. Patient-specific TIL are amplified and reinvigorated using our proprietary Gen 2 manufacturing process, reflecting our successful efforts to centralize and streamline TIL manufacturing from several weeks to 22 days. Additional detail on Gen 2 is provided below in the Manufacturing Process section of our Annual Report on Form 10-K.

●Step 3: Treatment. The patient begins with a preparative regimen of non-myeloablative lymphodepletion, or NMA-LD, to suppress the immunosuppressive tumor microenvironment, which we believe will enhance the efficacy of TIL therapy. After NMA-LD, the expanded and rejuvenated, patient-specific TIL cells are delivered back into the body by infusion. The treatment regimen is completed with a short course of IL-2 of up to 6 doses to promote T-cell activity in the body after TIL infusion. If a patient is receiving TIL as a monotherapy, their treatment may be complete. If a patient is receiving TIL therapy as part of the combination approach, they will continue treatment with ICIs following TIL infusion.

Historical Clinical Results with Other TIL Therapies in Metastatic Melanoma

To date, more than 600 patients have been treated with TIL therapies manufactured using our proprietary processes. Prior to our clinical trials, hundreds of advanced melanoma patients were treated with TIL therapy produced locally using different manufacturing methods at different academic institutions and hospitals in the U.S., Europe, Canada, and Israel.

At the NCI, clinical responses have been relatively consistent in several trials of TIL therapy in anti-PD-1 naïve melanoma patients that were conducted prior to anti-PD-1 treatment becoming the available standard of care for melanoma patients. Over 50% of patients achieved an objective response, and approximately 22-24% of patients had a complete response, as defined by RECIST v1.1 criteria. Most patients who have had a complete response remained in response in 3-7 years of follow up.

In August 2021, patient outcomes based on two decades of experience with TIL therapy in a cohort of 226 patients with metastatic melanoma were published by Seitter, et al., in a collaboration led by Dr. Steven Rosenberg from the Surgery Branch of the NCI, in Clinical Cancer Research. The ORR was 51%, with a complete response rate of 22%. The 49 patients achieving a complete response had a 10-year melanoma-specific survival of 96%. In the 192 patients who had not received prior anti-PD-1 therapy, ORR was 56% with a median melanoma-specific survival of 28.5 months. Of the 43 patients who were refractory to anti-CTLA-4 therapy without exposure to anti-PD-1, the 60 % response rate showed no difference when compared to the 55% response rate in those naïve to any immune checkpoint therapy. Baseline demographic features, including BRAF status, did not influence outcome. Exposure to prior therapies, including refractoriness to anti-PD-1 and BRAF/MEK inhibitors, affected outcome. In the population most comparable to Cohorts 2 and 4 of our C-144-01 trial, 34 of the reported patients were refractory to anti-PD-1 therapy and had an ORR of 24%, with a median melanoma-specific survival of 11.6 months. Decreased melanoma-specific survival was seen in patients that are refractory to BRAF/MEK inhibitors regardless of prior anti-PD-1 exposure with a median survival of 8.7 months in patients who were refractory to anti-PD-1 and 12.1 months in patients who were naïve to anti-PD-1.

In December 2022, in the New England Journal of Medicine, a team from The Netherlands Cancer Institute and the National Center for Cancer Immune Therapy, Department of Oncology, of the Copenhagen University Hospital published the results of a multicenter, open-label phase 3 clinical trial of 168 patients with unresectable stage IIIC-IV melanoma randomized 1:1 to TIL or single agent ipilimumab. The study began in 2014. Patients in the study had received a maximum of one line of prior therapy, of which 86% were refractory to anti-PD-1 therapy. With a median follow-up of 33.0 months, median PFS was 7.2 months for TIL compared to 3.1 months for ipilimumab. ORR was 49% for TIL with 20% complete responses, compared to 21% ORR and 7% complete response rate for ipilimumab. mOS for TIL was 25.8 months compared to 18.9 months for ipilimumab. Grade 3 and higher treatment-related adverse events occurred in all TIL and 57% of ipilimumab patients.

Manufacturing Processes

Iovance was founded to deliver broad access to TIL therapy for people with cancer by conducting multicenter clinical trials and developing centralized, scalable manufacturing processes to enable regulatory approvals and commercial launches. The NCI and other academic centers have historically manufactured TIL therapies for research purposes. To date, these site-specific processes have not been scalable or standardized to serve sizeable patient populations.

Our Gen 1 TIL manufacturing process modified the NCI’s original TIL manufacturing and processing so that it could be reproduced in a current good manufacturing practice, or cGMP, environment. TIL expansion occurred over a 5-to-6-week period and produced a non-cryopreserved product.

Our internal research and process development team developed our proprietary Gen 2 technology to include manufacturing and logistical efficiencies aimed at further optimizing treatment and streamlining distribution processes. Gen 2 manufacturing takes 22 days while allowing for a cryopreserved product. We currently use Gen 2 in almost all Iovance clinical trials for product registration and our BLA submission. We also continue to develop new processes. We have developed a shorter, 16-day, Gen 3 manufacturing process as well as next generation manufacturing processes to genetically modify TIL and to select for TIL that potentially more potent.

Gen 2 Manufacturing Process

During the Gen 2 process, TIL are expanded exponentially ex vivo to yield billions or 109 – 1011 of TIL. The process begins with the collection of the patient’s tumor by surgical biopsy, which is sent to a central manufacturing facility. The tumor is fragmented to facilitate a clear path for TIL to leave the tumor tissue and placed in media that optimizes the growth of TIL rather than other cell types. Initially, from days 0-11, cells grow slowly during the pre-rapid expansion, or pre-rep phase. Following the pre-rep phase, the cells are transferred to a larger bioreactor and feeder cells are introduced to further activate the TIL to proliferate during the rapid expansion, or REP phase, from days 11-22. During the REP phase, on day 16, the TIL are harvested while maintaining a closed system before they are counted and placed into multiple bioreactors which are incubated one last time until day 22. On day 22, TIL are filtered, washed, concentrated and finally formulated with cryopreservation media before being placed in up to four final product bags, depending on total cell count. The final product is shipped back to the center where it can be administered to the patient. The following diagram illustrates our Gen 2 TIL manufacturing process.

Cut into fragments
or
Enzymatically dissociated
Express
courier from
clinical site to
manufacturer
Ex vivo
culture
IL-2
(*OKT3)
Excise
tumor
GMP MANUFACTURING FACILITY
Initial Expansion Step (7 - 11 DAYS)
Second Expansion Step (9 - 11 DAYS)
TIL Infusion
regimen
Harvest
IL-2
(*OKT3)
Expansion
ex vivo
Express courier in
cryoshipper from
manufacturer to
clinical sites
TIL infusion
product

Note: Up to 10 additional days for QC required after manufacturing = Total LN-145 manufacturing time ~32 days

Our Iovance Cell Therapy Center, or iCTC, for Large-Scale Centralized Manufacturing

Our iCTC is the first centralized and scalable cGMP manufacturing facility dedicated to producing TIL as a potential therapy for patients with solid tumors. At 136,000 square feet, the iCTC is among the largest cell therapy manufacturing facilities in existence. It currently supplies investigational TIL therapy for Iovance clinical trials, with commercial manufacturing expected to begin after initial product approval. The proximity of the iCTC to multiple airports facilitates delivery of TIL therapies to treatment centers, with the iCTC expected to cover logistics and delivery of TIL therapy in both North America and Europe. This location may also offer future tax savings under Pennsylvania’s Keystone Opportunity Improvement Zone, or KOIZ.

Clinical Manufacturing

In 2021, we completed the commissioning activities at the iCTC and successfully initiated manufacturing of clinical batches of lifileucel and LN-145. In addition, we have entered into MSAs with WuXi Advanced Therapies, Inc., or WuXi, and Moffitt pursuant to which they have agreed to manufacture, package, ship and handle quality assurance and quality control of certain clinical trials for our TIL products working closely with our employees. In the future, we may rely on them or other third parties, or our own manufacturing capabilities, for the manufacturing and processing of TIL-based product candidates for our clinical trials.

Commercial Manufacturing Preparations

To meet projected needs for commercial quantities, we continue our launch readiness and scale up activities to supply commercial TIL upon potential BLA approval. We expect to rely primarily on our own iCTC facility for commercial supply, with flexibility to use CMOs to meet anticipated clinical trial and, if approved, commercial demands. For example, we expect to be able to use two suites for clinical or commercial manufacturing at WuXi in Philadelphia if needed based on demand. If we are unable to meet manufacturing capabilities and demand at our own commercial manufacturing facility, we may need to rely on CMOs, including both current and alternate suppliers, to ensure sufficient capacity is available for commercial purposes. Our CMO relationship is described in more detail in the Research, Development, Manufacturing and License agreements section of this Annual Report on Form 10-K.

Cell processing activities are conducted at all facilities under cGMP, using qualified equipment and materials. We believe that all materials and components utilized in the production of the final TIL product are readily available from qualified suppliers.

Intellectual Property

We aim to lead in the field of T-cell-based immunotherapy by building and augmenting the patent rights for our proprietary TIL technology platform, which we have developed internally and licensed from third parties. Intellectual property is of importance in our field and in biotechnology generally. We seek to protect and enhance proprietary technology, inventions, and improvements that are commercially important to the development of our business by seeking, maintaining, and defending patent rights. We also plan to rely on regulatory protection afforded through Orphan Drug Designation, or ODD, available regulatory exclusivities and patent term extensions where available. To achieve this objective, our strategic focus has been to develop our own intellectual property, while also identifying and licensing patents from third parties that provide protection and serve as an optimal platform to enhance our intellectual property and technology base. We expect to further develop our patent portfolio as a strategic focus in 2023.

We currently own more than 60 U.S. patents related to TIL therapy, including patents directed to compositions and methods of treatment in a broad range of cancers, such as U.S. Patent Nos. 10,130,659; 10,166,257; 10,272,113; 10,363,273; 10,398,734; 10,420,799; 10,463,697; 10,517,894; 10,537,595; 10,639,330; 10,646,517; 10,653,723; 10,695,372; 10,894,063; 10,905,718; 10,918,666; 10,925,900; 10,933,094; 10,946,044; 10,946,045; 10,953,046; 10,953,047; 11,007,225; 11,007,226; 11,013,770; 11,026,974; 11,040,070; 11,052,115; 11,052,116; 11,058,728; 11,083,752; 11,123,371; 11,141,438 11,168,303; 11,168,304; 11,179,419; 11,202,803; 11,202,804; 11,241,456; 11,254,913; 11,266,694; 11,273,180; 11,273,181; 11,291,687; 11,304,979; 11,304,980; 11,311,578; 11,337,998; 11,344,579; 11,344,580; 11,344,581; 11,351,197; 11,351,198; 11,351,199; 11,364,266; 11,369,637; 11,384,637; 1,433,097; 11,529,372; and 11,541,077. More than 35 of these patents are related to our Gen 2 TIL manufacturing processes and have terms that we anticipate will extend to January 2038, not including any patent term extensions or adjustments that may be available. Our owned and licensed intellectual property portfolio also includes patents and patent applications relating to TIL, MIL, and PBL therapies; frozen tumor-based TIL technologies; remnant TIL and digest TIL compositions, methods and processes; methods of manufacturing TIL, MIL, and PBL therapies; the use of costimulatory and T-cell modulating molecules in TIL therapy and manufacturing; stable and transient genetically-modified TIL therapies, including genetic knockouts of immune checkpoints; cytokine-tethered TIL therapies; methods of using ICIs in combination with TIL therapies; TIL selection technologies; and methods of treating patient subpopulations.

Research, Development, Manufacturing and License Agreements

WuXi Advanced Therapies, Inc.

Manufacturing and Services Agreements

In November 2016, we entered into a three-year manufacturing services agreement, or the First WuXi MSA, with WuXi, pursuant to which WuXi agreed to provide manufacturing and other services, which has since been amended and assigned to our subsidiary Iovance Biotherapeutics Manufacturing LLC. Under the First Wuxi MSA, we entered into two statements of work for two cGMP manufacturing suites to be operated by WuXi for us. The terms of one of these statements of work was extended to December 2022.

In October 2022, Iovance Biotherapeutics Manufacturing LLC entered into an additional three-year MSA, or the Second WuXi MSA, with WuXi and its parent company WuXi Apptec, Co, Ltd. The Second WuXi MSA and its related statement of work will supersede the statement of work under the First WuXi MSA with respect to commercial and clinical manufacturing for the two existing manufacturing suites. Both suites are expected to be capable of being used for the commercial manufacture of our products.

National Institutes of Health and the National Cancer Institute

Cooperative Research and Development Agreement

We entered into a CRADA with the NCI to develop adoptive cell immunotherapies in multiple solid tumor types, including unmodified TIL as a stand-alone therapy or in combination, improved methods for the generation and selection of TIL with anti-tumor reactivity, and strategies for more potent TILs.

In August 2011, we signed a five-year CRADA with the NCI, to work on the development of adoptive cell immunotherapies that are designed to destroy metastatic melanoma cells. The CRADA was amended in 2015 and 2016, to, among other things, extend the term of the CRADA through August 2023, include new indications such as bladder, lung, triple-negative breast, and Human Papilloma Virus, or HPV, -associated cancers and modify the focus on the development of unmodified TIL as a stand-alone therapy or in combination. The parties have continued the development of improved methods for the generation and selection of TIL with anti-tumor reactivity in metastatic melanoma, bladder, lung, breast, and HPV-associated cancers.

In August 2021, a third amendment extended the term of the CRADA by three years to August 2024, among other things. The research plan in this third amendment includes the evaluation in clinical trials of strategies for development of more potent TILs, such as selection of CD39/69 double negative cells and the use of certain inhibitors or other reagents in TIL expansion cultures.

Pursuant to the terms of the CRADA, as amended, we are required to make quarterly payments of $0.5 million to the NCI for support of research activities. To the extent we license patent rights relating to a TIL-based product candidate, we will be responsible for all patent-related expenses and fees, past and future. In addition, we may be required to supply certain test articles, including TIL, grown and processed under Current Good Manufacturing, or cGMP, conditions, suitable for use in clinical trials. We or the NCI may unilaterally terminate the CRADA for any reason or for no reason, at any time, by providing written notice at least 60 days before the desired termination date.

Patent License Agreement Related to the Development and Manufacture of TIL Therapies

We have licensed exclusive, co-exclusive, and non-exclusive licenses from NIH to certain technologies relating to autologous tumor infiltrating lymphocyte adoptive cell therapy products.

We entered into an Exclusive Patent License Agreement, or the Patent License Agreement, with the NIH, in 2011, which was amended in 2015. Pursuant to the Patent License Agreement, as amended, the NIH granted us licenses, including exclusive, co-exclusive, and non-exclusive licenses, to certain technologies relating to autologous tumor infiltrating lymphocyte adoptive cell therapy products for the treatment of metastatic melanoma, lung, breast, bladder and HPV-positive cancers.

In May 2021, we entered into an Amended and Restated Patent License Agreement with NIH, which included the grant of additional exclusive, worldwide patent rights in the indications to interleukin-15 and interleukin-21 cytokine-tethered TIL technology, and expanded the non-exclusive, worldwide field of use to all cancers. Effective August 1, 2022, we entered into a Second Amended and Restated Patent License Agreement with NIH to include additional exclusive, worldwide patent rights to TIL products expressing interleukin-12, expanded rights to TIL selection technologies previously licensed under the Exclusive Patent License Agreement below, and additional non-exclusive, worldwide patent rights to certain technologies related to enhancing TIL potency.

The Second Amended and Restated Patent License Agreement requires us to pay royalties based on a percentage of net sales in jurisdictions where patent rights exist, which percentage can fall into a tier that may be less than one percent to mid-single digits depending upon certain events, including the exclusivity of the rights, and we expect lower overall royalty payments as a result. We also agreed to pay potential milestone payments on the achievement of certain clinical, regulatory, and commercial sales milestones for each of the indications and other direct costs incurred by the NIH pursuant to the Second Amended and Restated Patent License Agreement. We anticipate making milestone payments, including payments ranging from several hundred thousand dollars to the mid-single-digit millions of dollars, in conjunction with certain development milestones, the approval of a BLA or its foreign equivalent, or the first U.S. and foreign commercial sales of any of our product candidates covered by the Second Amended and Restated Patent License Agreement. The term of the Second Amended and Restated Patent License Agreement continues until the expiry of the last-to-expire patent rights licensed thereunder, and the agreement contains standard termination provisions.

Exclusive Patent License Agreement Related to TIL Selection

In February 2015, we entered into an exclusive patent license agreement, or the Exclusive Patent License Agreement, with the NIH under which we received an exclusive worldwide license under the selected TIL patents. This license was superseded and replaced by the Second Amended and Restated Patent License Agreement.

H. Lee Moffitt Cancer Center

Sponsored Research Agreement

In June 2016, we entered into a Sponsored Research Agreement with Moffitt, which expired in December 2019. In June 2020, we entered into a new Sponsored Research Agreement with Moffitt, with a term that ends either upon completion of the research thereunder or on July 1, 2022, whichever is sooner. In June 2022, this agreement was extended until the later of December 19, 2022 or a mutually acceptable completion of the Research Agreement, which is currently expected in mid-2023.

Clinical Grant Agreements

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

Exclusive License Agreements

We have exclusive license agreements to Moffitt’s patent-pending technologies related to methods for improving TIL for adoptive cell therapy using toll-like receptor, or TLR, agonists, the use of 4-1BB agonists in conjunction with TIL manufacturing processes and therapies, and tumor digests in conjunction with TIL manufacturing processes and therapies.

We entered into a license agreement with Moffitt, or the First Moffitt License, effective as of June 28, 2014, under which we received a worldwide license to Moffitt’s rights to patent-pending technologies related to methods for improving TIL for adoptive cell therapy using TLR agonists. Unless earlier terminated, the term of the license extends until the earlier of the expiration of the last issued patent related to the licensed technology or 20 years after the effective date of the license agreement.

Pursuant to the First Moffitt License, we paid an upfront licensing fee, and a patent issuance fee will also be payable under the First Moffitt License, upon the issuance of the first U.S. patent covering the subject technology. In addition, we agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales, which percentage is in the low single digits, and sublicensing payments, as applicable, and annual minimum royalties beginning with the first sale of products based on the licensed technologies, which minimum royalties will be credited against the percentage royalty payments otherwise payable in that year. We will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the First Moffitt License related to the treatment of any cancers in the U.S., Europe and Japan and in other countries designated by us in agreement with Moffitt.

In May 2018, we entered into a second license agreement with Moffitt, or the Second Moffitt License, under which we received an exclusive license to Moffitt’s rights to patent-pending technologies related to the use of 4-1BB agonists in conjunction with TIL manufacturing processes and therapies. Pursuant to the Second Moffitt License, we paid an upfront licensing fee, and an annual license maintenance fee is also payable commencing on the first anniversary of the effective date. We also agreed to pay an annual commercial use payment for each indication for which a first sale has occurred.

We subsequently exercised an option to exclusively license Moffitt’s rights to patent pending technologies related to the use of tumor digests in conjunction with TIL manufacturing processes and therapies and entered into an amended and restated Second Moffitt License in October 2021, or the Amended & Restated Second Moffit License, to include these rights. Pursuant to the Amended & Restated Second Moffitt License, we paid an upfront licensing fee in 2021. We also agreed to pay an annual commercial use payment for each indication for which a first sale has occurred for products relating to the use of 4-1BB agonists and for products relating to the use of tumor digests covered by the license.

The University of Texas M.D. Anderson Cancer Center, or MDACC

Strategic Alliance Agreement

In April 2017, we entered into a Strategic Alliance Agreement, or the SAA, with MDACC, under which we and MDACC agreed to conduct clinical and preclinical research studies. We agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA. In return, we acquired all rights to inventions resulting from the studies and have been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of MDACC reasonably necessary to exploit, including the commercialization thereof. We have also been granted certain rights to clinical data generated by MDACC outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt by us of all deliverables due from MDACC thereunder.

Cellectis S.A.

Research Collaboration and Exclusive Worldwide License Agreement

In December 2019, we entered into a research collaboration and exclusive worldwide license agreement whereby we will license gene-editing technology from Cellectis, a clinical-stage biopharmaceutical company, to develop TIL therapies that have been genetically edited, including a PD-1 inactivated product that we refer to as IOV-4001. Financial terms of the license include annual license payments and development, regulatory and sales milestone payments from us to Cellectis, as well as royalty payments based on net sales of TALEN® modified TIL products.

Novartis Pharma AG

License Agreement

In January 2020, we obtained a license from Novartis, to develop and commercialize an antibody cytokine engrafted protein, which we refer to as IOV-3001. Under the agreement, we have paid an upfront payment to Novartis and may pay future milestones related to initiation of patient dosing in various phases of clinical development for IOV-3001 and approval of the product in the U.S., the European Union, or EU, and Japan. Novartis is also entitled to low-to-mid single digit percentage royalties from commercial sales of the product.

Regulatory Designations

The FDA has granted ODD for lifileucel in the U.S. to treat malignant melanoma stages IIB-IV and for the treatment of cervical cancer with a tumor size of greater than 2 cm in diameter; Fast Track and RMAT designations for lifileucel to treat advanced metastatic melanoma; Fast Track and Breakthrough Therapy Designations, or BTD, for lifileucel to treat metastatic cervical cancer; and Fast Track designation for lifileucel in combination with pembrolizumab for the treatment of ICI naïve metastatic melanoma.

Orphan Drug Designations

During 2015, we received ODD for lifileucel in the U.S. to treat malignant melanoma stages IIB-IV, and in 2018, we received an ODD for lifileucel for the treatment of cervical cancer with a tumor size of greater than 2 cm in diameter. If approved, an ODD provides seven years of market exclusivity in the U.S., subject to certain limited exceptions. However, an ODD does not convey any advantage in, or shorten the duration of, the regulatory review or approval process. The benefits and limitations of ODD are described in more under the Government Regulations section in this Annual Report on Form 10-K.

Fast Track Designations

In August 2017, we announced that the FDA had granted Fast Track designation for lifileucel for the treatment of advanced metastatic melanoma. In February 2019, we announced that the FDA had granted Fast Track designation for lifileucel in the treatment of metastatic cervical cancer. Additionally, in November 2021, we announced that the FDA granted Fast Track designation for lifileucel in combination with pembrolizumab for the treatment of ICI-naïve metastatic melanoma. The FDA’s Fast Track process is designed to facilitate the development and expedite the review of drugs that treat serious conditions and fill an unmet medical need. Fast Track designation allows more frequent meetings and communications with the FDA to discuss the drug’s development plans and review process. The Fast Track designation also allows for the possibility for rolling review of a BLA by FDA, where the FDA may consider beginning review portions of a marketing application before the full submission is complete, and also potential eligibility if certain criteria are met for accelerated approval.

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

Breakthrough Therapy Designation

In May 2019, we announced that the FDA had granted BTD for lifileucel for the treatment of patients with metastatic cervical cancer. The BTD was granted based on data provided to the FDA from our C-145-04 clinical trial. Under a BTD, the FDA may take actions that help expedite the development and review of the application for a product candidate, including seeking to provide timely advice and interactive communications to the sponsor with intensive guidance during development, to help the sponsor design and conduct a more efficient development program. Product candidates with BTD may be suitable for alternative clinical trial designs when scientifically appropriate, which may result in smaller clinical trials or more efficient clinical trials that require less time to complete. BTD also allows the sponsor to submit portions of the BLA on an ongoing basis for rolling review. In addition, BTD status allows for the potential to request priority review of our BLA at the time of BLA submission if supported by clinical data. The clinical evidence needed to support breakthrough designation is preliminary, and the FDA has authority to rescind a BTD if a product candidate no longer meets the qualifying criteria.

Competition

The biotechnology and pharmaceutical industries put significant resources into developing novel and proprietary therapies for the treatment of cancer. We compete with multiple entities who have developed and are developing immuno-oncology therapies, including large and specialty pharmaceutical and biotechnology companies, academic research institutions and governmental agencies and public and private research institutions, as well as companies developing novel targeted therapies for cancer. Universities and public and private research institutions in the U.S. and Europe are also potential competitors. For example, a Phase 3 M14TIL clinical trial comparing TIL to standard ipilimumab in patients with metastatic melanoma is currently being conducted in Europe by the Netherlands Cancer Institute, the Copenhagen University Hospital at Herlev, and the University of Manchester. Results from the M14TIL clinical trial were presented at the European Society for Medical Oncology Congress in September 2022 and published in the New England Journal of Medicine in December 2022, as described in the Historical Clinical Results with Other TIL Therapies in Metastatic Melanoma section of this Annual Report on Form 10-K. While these universities and public and private research institutions primarily have educational objectives, they may develop proprietary technologies that lead to other FDA-approved therapies or that secure patent protection that we may need for the development of our technologies and products.

Due to the promising clinical therapeutic effect of competitor therapies in clinical exploratory trials, we anticipate substantial direct competition from other organizations developing advanced T-cell therapies targeting patients who have received prior anti-PD-1/-L1 therapies. In particular, we expect to compete with other new therapies for our lead indications developed by companies such as Agenus, BeyondSpring, Bristol-Myers Squibb, Merck, Nektar Therapeutics, Checkmate Pharmaceuticals, Daiichi Sankyo, Eisai, Exelixis, Moderna, Mirati Therapeutics, OncoSec Medical, Replimune, Regeneron Pharmaceuticals, Seagen, and Genmab. We also may compete with other TIL therapies in development by companies such as Instil Bio, Achilles Therapeutics, KSQ Therapeutics, Obsidian Therapeutics, Immatics, TILT Biotherapeutics, WindMIL Therapeutics, GRIT Biotechnology, Lyell Immunopharma, Cellular Biomedicine Group, and others. We also may compete with therapies based on genetically engineered T-cell receptors rendered reactive against tumor-associated antigens prior to their administration to patients, as well as TIL therapies that are designed to be specific to neoantigens, including products developed by Adaptimmune Therapeutics, Alaunos Therapeutics, Intima Bioscience, Marker Therapeutics, Turnstone Biologics, Neogene and others. To date, these technologies have been primarily applicable to hematologic malignancies, but their application in solid tumor indications may create competition with us. We may also face competition from immunotherapy treatments offered by companies such as Amgen, AstraZeneca, Bristol-Myers Squibb, Merck, Pfizer, Regeneron Pharmaceuticals, Roche, and BioNTech. We may also face competition from novel IL-2 treatments in development by Alkermes, Werewolf, Nektar Therapeutics, Merck, Sanofi, Neoleukin Therapeutics and others. Many of these companies and our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources, and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the U.S. and internationally. Our competitors may obtain regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in competitors establishing a strong market position before we are able to enter the market.

Our lead product candidate lifileucel is a TIL therapy for the treatment of advanced melanoma and advanced cervical cancer. Currently, there are numerous companies that are developing various alternate treatments for melanoma and cervical cancer, including patients that have progressed after prior treatment with checkpoint inhibitors and chemotherapy. Accordingly, lifileucel faces significant competition in the melanoma and cervical cancer treatment space from multiple companies. Even if we obtain regulatory approval for lifileucel, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our therapies.

Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These parties compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

The process required by the FDA before biologic product candidates may be marketed in the U.S. generally involves the following:

●	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices, or cGLP, regulation, as well as manufacturing development and formulation studies;
●	submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
●	approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site or centrally, before the clinical trial is begun;
●	performance of adequate and well-controlled human clinical trials, in accordance with the FDA’s current Good Clinical Practices, or cGCP, regulation, to establish the safety, purity, and potency of the proposed biologic product candidate for its intended purpose;
●	preparation of and submission to the FDA of a BLA, after completion of pivotal clinical trial(s);
●	satisfactory completion of an FDA Advisory Committee review, if applicable;
●	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical sites to assess compliance with cGCPs; and
●	FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the U.S., which must be updated periodically when changes are made.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all. Prior to beginning the first clinical trial with a new product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical trials. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within that initial 30-day time period, raises concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor, and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns or non-compliance. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Human immunotherapy products are a new category of therapeutics. Because this is a relatively new and expanding area of novel therapeutic interventions, there can be no assurance as to the length of the clinical trial period, the number of patients the FDA will require to be enrolled in the clinical trials in order to establish the safety, efficacy, purity and potency of immunotherapy products, or that the data generated in these clinical trials will be acceptable to the FDA to support marketing approval.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with cGCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated, and a statistical analysis plan. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Investigators must also provide certain information to the clinical trial sponsors to allow the sponsors to make certain financial disclosures to the FDA.

Furthermore, an independent IRB for each site proposing to conduct the clinical trial or centrally must review and approve the plan for any clinical trial, its informed consent documentation and processes, and any subject communications, before the clinical trial begins at that site, and upon amendment of the clinical trial protocol, and must monitor the clinical trial until completed. An IRB considers, among other things, whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits and whether the planned human subject protections are adequate. Informed consent must be received from each clinical trial subject prior to participation in a clinical trial. Progress reports detailing the results of the clinical trials must also be submitted at least annually to the FDA and the IRB and more frequently if serious adverse events or other significant safety information is found.

Regulatory authorities, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk, that the clinical trial is not being conducted in accordance with regulatory or IRB requirements, or that the clinical trial is unlikely to meet its stated objectives. Sponsors may also discontinue studies or development programs for many reasons, including changing business objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board, or DSMB, which provides recommendations and assessments for whether or not a clinical trial should move forward at designated check points based on access to certain data from the clinical trial. Following a review by a DSMB, the clinical trial may be halted if there is an unacceptable safety risk for subjects or on other grounds, such as failure to demonstrate efficacy. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries. For instance, we are required to register certain clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes, and also to certify to FDA our compliance with these requirements when we make FDA submissions. Failure to make required ClinicalTrials.gov submissions, submitting false or misleading information to ClinicalTrials.gov, or making false certifications to FDA could result in enforcement actions, including civil money penalties and adverse publicity.

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

●	Phase 1 - The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
●	Phase 2 - The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
●	Phase 3 - The investigational product is administered to an expanded patient population in adequate and well-controlled studies to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit relationship of the investigational product and to provide an adequate basis for product approval. Typically, two Phase 3 studies are required by the FDA for product approval.
●	Phase 4 - In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product, known as post-approval requirements or commitments, respectively. These so-called Phase 4 studies may be made a condition to approval of the BLA.

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

During the development of a new therapeutic, a sponsor may be able to request a Special Protocol Assessment, or SPA, the purpose of which is to reach an agreement with the FDA on the Phase 3 clinical trial protocol design and analysis that will form the primary basis of product approval and an efficacy claim, as well as preclinical carcinogenicity trials and stability studies. An SPA may only be modified with the agreement of the FDA and the clinical trial sponsor, or if the director of the FDA reviewing division determines that a substantial scientific issue essential to determining the safety or efficacy of the product was identified after the testing began. An SPA is intended to provide assurance that, in the case of clinical trials, if the agreed upon clinical trial protocol is followed, the clinical trial endpoints are achieved, and there is a favorable risk-benefit profile, the data may serve as the primary basis for an efficacy claim in support of a BLA. However, SPA agreements are not a guarantee of approval of a product candidate or any permissible claims about the product candidate. In particular, SPAs are not binding on the FDA if, among other reasons, previously unrecognized public health concerns arise during the performance of the clinical trial, other new scientific concerns regarding the product candidate’s safety or efficacy arise, or if the sponsoring company fails to comply with the agreed upon clinical trial protocol.

In addition, under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA for a new active ingredient, indication, dosage form, dosage regimen, or route of administration, must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Also, under the FDA Reauthorization Act of 2017, beginning in 2020, sponsors submitting applications for product candidates intended for the treatment of adult cancer which are directed at molecular targets that the FDA determines to be substantially relevant to the growth or progression of pediatric cancer must submit, with the application, reports from molecularly targeted pediatric cancer investigations designed to yield clinically meaningful pediatric clinical trial data, using appropriate formulations, to inform potential pediatric labeling. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Orphan products are also exempt from PREA requirements.

The FDA also may require submission of REMS, to ensure that the benefits of the biologic outweigh the risks. The REMS plan could include medication guides, physician communication plans, and elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools. An assessment of the REMS must also be conducted at set intervals. Following product approval, a REMS may also be required by the FDA if new safety information is discovered, and the FDA determines that a REMS is necessary to ensure that the benefits of the biologic outweigh the risks.

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

Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent commercial production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to ensure compliance with cGCP.

If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing, clinical trials, application modifications, or information in a complete response letter, or CRL. A CRL indicates that the review cycle for the application is complete, and that the application is not ready for approval. If a CRL is issued, the applicant may either: resubmit the BLA, addressing all the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than an applicant interprets the same data.

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

Under the Accelerated Approval Program, the FDA may approve a BLA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. To qualify for Accelerated Approval, the product must be intended to treat a serious condition and must generally provide a meaningful advantage over available therapies. Post-marketing studies or completion of ongoing studies after marketing approval are required to verify the biologic’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. If this clinical trial is not conducted, if it fails to verify the benefit, if other evidence demonstrates that the product is not safe, pure or potent, or if the applicant disseminates false or misleading promotional material, the FDA may withdraw approval of the application on an expedited basis. Sponsors of products under the Accelerated Approval Pathway must further submit promotional materials to the FDA before dissemination.

In addition, the Food and Drug Administration Safety and Innovation Act, or FDASIA, which was enacted and signed into law in 2012, established the new BTD. A sponsor may seek FDA designation of its product candidate as a Breakthrough Therapy if the product candidate is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Sponsors may request the FDA to designate a Breakthrough Therapy at the time of or any time after the submission of an IND, but ideally before an end-of-Phase 2 meeting with the FDA. If the FDA designates a Breakthrough Therapy, it may take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the therapy; providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and considering alternative clinical trial designs when scientifically appropriate, which may result in smaller clinical trials or more efficient clinical trials that require less time to complete and may minimize the number of patients exposed to a potentially less efficacious treatment. BTD also allows the sponsor to file sections of the BLA for review on a rolling basis.

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

If a product that has ODD subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, a seven-year period of marketing exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic, as sameness is defined in the FDA’s regulations, for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of ODD are tax credits for certain research, opportunities for certain research grant funding, and a waiver of the BLA application fees. The tax credit, however, was recently limited through Congress’s tax reform efforts. Despite these benefits, the ODD does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

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

Market and Data Exclusivity and Biosimilars

While under the Biologics Price Competition and Innovation Act of 2009, or BPCIA, the FDA may eventually license products, as further described below, that are biosimilar to any of our product candidates that are approved, our products may receive periods of regulatory exclusivity, separately from orphan drug exclusivity for those products with ODDs, providing additional protection from certain forms of competition. For instance, our products may receive 12 years of reference product exclusivity that begins running at the time of first licensure. During this 12-year time period, the period of marketing exclusivity, the FDA may not make an approval of a biosimilar product effective. In addition, the FDA may not accept a biosimilar application until after four years from the date of first licensure, the period of data exclusivity. However, certain changes and supplements to an approved BLA, and subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the exclusivity period. The PHSA also includes provisions governing patent litigation over patents that are directed to the reference products. The biosimilar product sponsor and reference product sponsor may, but are not required to, exchange certain patent and product information for the purpose of negotiating and determining the scope of patent litigation, including the patents to be asserted and challenged. Based on the outcome of negotiations surrounding the exchanged information, the reference product sponsor may bring a patent infringement suit and injunction proceedings against the biosimilar product sponsor. The biosimilar applicant may also be able to bring an action for declaratory judgment concerning the patent under certain circumstances.

The BPCIA created an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA-licensed reference biological product. Accordingly, if we receive FDA licensure, we may face competition from biosimilar products. Biosimilarity sufficient to reference a prior FDA-approved product requires a high similarity to the reference product notwithstanding minor differences in clinically inactive components, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical studies, animal studies, and at least one clinical trial, absent a waiver by the FDA. There must be no difference between the reference product and a biosimilar in conditions of use, route of administration, dosage form, and strength. Further, a biosimilar product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

Pediatric Exclusivity and Patent Term Extension

Pediatric exclusivity is another type of non-patent marketing exclusivity in the U.S. and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity. Under the Best Pharmaceuticals for Children Act, a six-month exclusivity may be granted if a sponsor submits pediatric data that fairly responds to a written request from the FDA for such data. The FDA may issue such a written request on its own initiative or at the request of the sponsor. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA, whatever regulatory periods of exclusivity that already cover the product are extended by six months. Pediatric exclusivity is thus an “add-on” exclusivity and is unique in this regard among the various regulatory exclusivities provided by FDA. The FDA can also require pediatric studies of a drug submitted in a new drug application if the FDA determines that the product is likely to be used in a substantial number of pediatric patients, or if the product would provide a meaningful benefit in the pediatric population over existing treatments. This requirement may be waived in certain circumstances, for example, where the indication does not occur or is not highly prevent in the pediatric population.

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

Post-Approval Requirements

Any products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product and deviations, annual reporting and monitoring and providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, certain electronic records and signature requirements, fulfilling post-marketing clinical trial and REMS commitments, and complying with FDA promotion and advertising requirements, which include, among other things, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses or otherwise consistent with the FDA-approved product labeling (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, rules regarding communication of health care economic information regarding biopharmaceutical products to payors and formularies, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available products for off-label use, if they deem such use to be appropriate in their professional medical judgment, manufacturers may not market or promote such off-label uses. In the past several years, certain court decisions have impacted FDA’s enforcement activity regarding off-label promotion in light of First Amendment considerations; however, there are still significant risks in this area, in part due to the potential for False Claims Act exposure.

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the long-term stability of the product. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments and list their products with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other applicable laws. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including, among other things, withdrawal of approval, recall or withdrawal of the product from the market. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval or notification before being implemented. Other types of changes to the approved product, such as adding new indications and claims to the product labeling, are also subject to further FDA review and approval.

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

Analogous state laws and regulations, such as state anti-kickback and false claims laws, and other state laws addressing the pharmaceutical and healthcare industries, which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and in some cases may apply regardless of payor, i.e., even if reimbursement is not available. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines, known as the PhRMA Code, and the relevant compliance program guidance promulgated by the federal government in addition to requiring drug manufacturers to report pricing and marketing information, including, among other things, information related to gifts, payments, or other remuneration to physicians and other healthcare providers or marketing expenditures, state and local laws that require the registration of pharmaceutical sales representatives, and state laws governing the privacy and security of health information and the use of prescriber-identifiable data in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, California enacted the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020, and was recently amended and expanded by the California Privacy Rights Act, or CPRA, passed on November 3, 2020. While the majority of the CPRA’s substantive provisions will not take effect until January 1, 2023, the CPRA’s expansion of the “Right to Know” impacts personal information collected on or after January 1, 2022. Companies must still comply with the CCPA during the ramp up period before CPRA goes into effect. The CCPA and CPRA, among other things, create new data privacy obligations for covered companies and provide new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. It remains unclear what, if any, additional modifications will be made to the CPRA by the California legislature or how it will be interpreted. Therefore, the effects of the CCPA and CPRA are significant and will likely require us to modify our data processing practices and may cause us to incur substantial costs and expenses to comply.

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

Coverage and Reimbursement

Sales of pharmaceutical products depend significantly on the availability of third-party coverage and reimbursement. Third-party payors include Medicare, Medicaid, and other government programs at the federal and state level, managed care providers, private health insurers and other organizations. Third party payors decide which drugs they will pay for on behalf of their beneficiaries and establish reimbursement levels for health care. Although we currently believe that third-party payors will provide coverage and reimbursement for our product candidates, if approved, these third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services, with a recent focus on prioritization of “equivalent,” less expensive alternatives when available. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive clinical trials to demonstrate the comparative cost-effectiveness of our products. The product candidates that we develop may not be considered cost-effective. It is time-consuming and expensive for us to seek coverage and reimbursement from third-party payors. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved, especially for product candidates such as ours, which are used in the inpatient setting, usually resulting in no separate reimbursement for pharmaceuticals. There are additional pressures on pricing as a result of other, peripheral policies impacting reimbursement across both government and private payors. Non-health specific policies may impart downstream impacts on private insurance reimbursement decision-making. In consideration of these numerous factors, reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

Medicare is a federally funded program managed by CMS through local contractors that administer coverage and reimbursement for certain healthcare items and services furnished to the elderly and disabled. Medicare Part A covers inpatient hospitalization and Medicare Part B covers outpatient medical services. Medicare coverage of drugs and biological products and payment rates to providers are established by federal law and regulations. Medicaid is an insurance program for certain categories of low-income patients who are otherwise uninsured and is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid and requires rebates on outpatient drugs and biological products, including those administered by physicians if the cost is billed separately. Each state creates specific regulations that govern its individual program, including supplemental rebate programs that prioritize coverage for drugs on the state Preferred Drug List. Government laws and regulations also establish price controls on prescription drugs purchased by government agencies that provide health care and certain federally funded hospital outpatient departments and clinics. In the U.S., private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government provides reimbursement through the Medicare or Medicaid programs for such products and services. These restrictions and limitations influence the purchase of healthcare services and products. In addition, government programs like Medicaid include substantial penalties for increasing commercial prices over the rate of inflation which can affect realization and return on investment. Further, some stakeholders have recently questioned whether the market price of prescription drugs may be inflated by virtue of the built-in cost imparted by the government rebate model, often negotiated indirectly in exchange for a coverage determination or formulary placement where relevant.

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

Employees and Human Capital Management

As of December 31, 2022, we had 503 employees, 379 of whom were engaged in research and development activities and 124 of whom were engaged in general and administrative support activities. None of our employees are subject to a collective bargaining agreement. Our employees are highly skilled, and many hold advanced degrees. Most of our employees have experience with the development of cell therapies. We consider our relationship with our employees to be good. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, Employee Stock Purchase Plan, a 401(k) plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among other benefits. We have taken proactive, aggressive action throughout the COVID-19 pandemic to protect the health and safety of our employees. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. We may take further actions, in compliance with all appropriate government regulations, that we determine to be in the best interest of our employees.

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

Risks Related to Our Business:

●	We are substantially dependent on the success of our product candidates and cannot guarantee that these product candidates will successfully complete development, receive regulatory approval, or be successfully commercialized;
●	We may encounter substantial delays in our clinical trials or may not be able to conduct our clinical trials on the timelines we expect and we may be required to conduct additional clinical trials or modify current or future clinical trials based on feedback we receive from the FDA;
●	It may take longer and cost more to complete our clinical trials than we project, or we may not be able to complete them at all;
●	Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which would prevent or delay regulatory approval and commercialization;
●	The manufacture of our product candidates is complex, and we may encounter difficulties in production, particularly with respect to process development, quality control, or scaling-up of our manufacturing capabilities. If we, or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure;
●	Cell-based therapies and biologics rely on the availability of reagents, specialized equipment, and other specialty materials, which may not be available to us on acceptable terms or at all. For some of these reagents, equipment, and materials, we rely or may rely on sole source vendors or a limited number of vendors, which could impair our ability to manufacture and supply our products;
●	We collaborate with governmental, academic and corporate partners to improve and develop TIL therapies for new indications for use in combination with other therapies and to evaluate new TIL manufacturing methods, the results of which, because the manufacturing processes are not within our control, may be incorrect or unreliable;
●	We may need additional financing to fund our operations and complete the development and commercialization of our various product candidates, and if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our product candidates. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates;
●	We are subject to extensive regulation, which can be costly, time consuming and can subject us to unanticipated delays; even if we obtain regulatory approval for some of our products, those products may still face regulatory difficulties;
●	We are required to pay substantial royalties and lump sum benchmark payments under our license agreements with the NIH, Moffitt, Novartis, and Cellectis, and we must meet certain milestones to maintain our license rights;

●	Because our current products represent, and our other potential product candidates will represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, the market acceptance, third-party reimbursement coverage and the commercial potential of our product candidates;
●	No assurance can be given that the Gen 2 manufacturing process we have selected will be FDA-compliant, more efficient and lower the cost to manufacture TIL products;
●	We face significant competition from other biotechnology and pharmaceutical companies and from non-profit institutions;
●	Development of a product candidate intended for use in combination with an already approved product may present more or different challenges than development of a product candidate for use as a single agent;
●	A Fast Track product designation, Breakthrough Therapy designation or other designation to facilitate product candidate development may not lead to faster development or a faster regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval;
●	While lifileucel has received Orphan Drug Designation, or ODD, for melanoma stages IIB-IV and for cervical cancer patients with tumors greater than 2 cm, there is no guarantee that we will be able to maintain this designation, receive these designations for any of our other product candidates, or receive or maintain any corresponding benefits, including periods of exclusivity;
●	As a condition of approval, the FDA may require that we implement various post-marketing requirements and conduct post-marketing studies, any of which would require a substantial investment of time, effort, and money, and which may limit our commercial prospects;
●	We may be unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, if they are approved, and as a result, we may be unable to generate product revenues;
●	If our product candidates do not achieve broad market acceptance, the revenues that we generate from their sales will be limited;
●	Our business could be adversely affected by the effects of health epidemics, including the recent spread of the COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations, including at our headquarters in San Carlos, California and at our manufacturing facility in Philadelphia, Pennsylvania, which are currently subject to state executive orders and shelter-in-place orders, and at our clinical trial sites, as well as the business or operations of our other manufacturers, CROs or other third parties with whom we conduct business;
●	We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth;
●	We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, an ongoing military conflict between Russia and Ukraine and record inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine, geopolitical tensions or record inflation;
●	Climate change or legal, regulatory or market measures to address climate change may negatively affect our business, results of operations, cash flows and prospects;
●	Environmental, social and governance matters may impact our business and reputation; and
●	We may rely on third parties to perform many essential services for any products that we commercialize, including services related to distribution, government price reporting, customer service, accounts receivable management, cash collection, and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize our current or future product candidates will be significantly impacted and we may be subject to regulatory sanctions.

Risks Related to Government Regulation:

●	The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates;
●	Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions;
●	Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates profitably; and

●	Governments outside the U.S. tend to impose strict price controls, which may adversely affect our revenues, if any.

The summary risk factors described above should be read together with the text of the full risk factors below in this section entitled “Risk Factors” and the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

Risks Related to Our Business

We have a history of operating losses; we expect to continue to incur losses and we may never be profitable.

We are a clinical-stage biotechnology company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient's own immune system to eradicate cancer. We do not have products approved for commercial sale and have not generated revenue from operations. As of December 31, 2022, we had an accumulated deficit of $1.6 billion. In addition, during the year ended December 31, 2022, we incurred a net loss of $395.9 million. Since our inception we have not generated any revenues from operations. We are preparing for the commercial launch of our products, if approved, in 2023. We do not expect to generate any meaningful product sales or royalty revenues until we have a product approved. We expect to incur significant additional operating losses in the future as we expand our development and clinical trial activities in support of demonstrating the effectiveness of our products.

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

We currently have no products approved for commercial sale. We have invested a significant portion of our efforts and financial resources in the development of our current product candidates, including lifileucel, LN-145, IOV-4001, IOV-2001, and IOV-3001, and expect that we will continue to invest heavily in our current product candidates, as well as in any future product candidates we may develop. Our business depends entirely on the successful development and commercialization of our product candidates, which may never occur. Our ability to generate revenues in the future is substantially dependent on our ability to develop, obtain regulatory approval for, and then successfully commercialize our product candidates. We currently generate no revenue from the sale of any products, and we may never be able to develop or commercialize a marketable product.

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

Prior to our initiation of a rolling BLA for lifileucel, we have not previously submitted a BLA to the FDA, or similar marketing application to comparable foreign authorities, for any product candidate, and we cannot be certain that our current or any future product candidates will be successful in clinical trials or receive regulatory approval. Furthermore, although we have not submitted our BLA with comparisons to existing or more established therapies and likewise do not expect the FDA to base its determination with respect to product approval on such comparisons, the FDA may factor these comparisons into its decision whether to approve our TIL therapies, including lifileucel for metastatic melanoma. The FDA may also consider its approvals of competing products, which may alter the treatment landscape concurrently with their review of our BLA filings, and which may lead to changes in the FDA’s review requirements that have been previously communicated to us and our interpretation thereof, including changes to requirements for clinical data or clinical trial design. Such changes could delay approval or necessitate withdrawal of our BLA filings.

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

If approved for marketing by applicable regulatory authorities, our ability to generate revenues from our product candidates will depend on our ability to:

●	price our product candidates competitively such that third-party and government reimbursement leads to broad product adoption;
●	prepare a broad network of clinical sites for administration of our product;
●	create market demand for our product candidates through our own marketing and sales activities, and any other arrangements to promote these product candidates that we may otherwise establish;
●	receive regulatory approval for the targeted patient population(s) and claims that are necessary or desirable for successful marketing;
●	effectively commercialize our products;
●	manufacture product candidates through CMOs or in our own manufacturing facility in sufficient quantities and at acceptable quality and manufacturing cost to meet commercial demand at launch and thereafter;
●	establish and maintain agreements with wholesalers, distributors, pharmacies, and group purchasing organizations on commercially reasonable terms;
●	maintain patent and trade secret protection and regulatory exclusivity for our product candidates;
●	launch commercial sales of our product candidates;
●	maintain compliance with applicable laws, regulations, and guidance specific to commercialization including interactions with health care professionals, patient advocacy groups, and communication of health care economic information to payors and formularies;
●	achieve market acceptance of our product candidates by patients, the medical community, and third-party payors;
●	achieve appropriate reimbursement for our product candidates;
●	maintain a distribution and logistics network capable of product storage within our specifications and regulatory guidelines, and further capable of timely product delivery to commercial clinical sites;
●	effectively compete with other therapies or competitors; and
●	following launch, assure that our product will be used as directed and that additional unexpected safety risks will not arise.

We may face risks due to the need to rely on third parties, including clinical trial sites.

We are heavily reliant on third parties to conduct our clinical trials. We have a limited history of conducting clinical trials and have no experience as a company in filing and supporting the applications necessary to gain marketing approvals. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety, purity, and potency for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by, applicable regulatory authorities. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. As a result of the COVID-19 pandemic, institutions and research sites that currently conduct clinical trials may not be able to return to normal clinical trial operations for some time or may no longer choose to participate in studies in the future. Furthermore, clinical trials may be delayed or otherwise may be more difficult to execute in the future.

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

Large-scale clinical trials require significant financial and management resources, and reliance on third-party clinical investigators, Contract Research Organizations, or CROs, Contract Manufacturing Organizations, or CMOs, or consultants. Relying on third-party clinical investigators, CROs or CMOs may force us to encounter delays and challenges that are outside of our control. In addition to manufacturing TIL at the iCTC, we rely on CMOs in the U.S. and Europe to manufacture TIL for use in our clinical trials and commercial use upon approval. We may not be able to demonstrate sufficient comparability between products manufactured at different facilities to allow for inclusion of the clinical results from patients treated with products from these different facilities, or with our own manufacturing facility, in our product registrations. Further, our CMOs may not be able to manufacture TIL or otherwise fulfill their obligations to us because of interruptions to their business, including the loss of their key staff or interruptions to their raw material supply.

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

Our reliance on these third parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on the CROs, clinical trial sites, and other third parties do not relieve us of these oversight responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the clinical trial and for ensuring that our preclinical studies are conducted in accordance with Good Laboratory Practices, or GLPs, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with GCPs for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of clinical trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections (including pre-approval inspections once a BLA is filed with the FDA) of clinical trial sponsors, clinical investigators, clinical trial sites and certain third parties including CMOs. If we, our CROs, clinical trial sites, or other third parties fail to comply with Good Clinical Practices, or applicable GCPs, or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations.

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

Our CROs, clinical trial sites, and other third parties may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting clinical trials or other therapeutic development activities that could harm our competitive position. In addition, these third parties are not our employees, and except for remedies available to us under our agreements with them, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, non-clinical, and preclinical programs. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our clinical trials may be repeated, extended, delayed, or terminated and we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates, or we or they may be subject to regulatory enforcement actions. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed. To the extent we are unable to successfully identify and manage the performance of third-party service providers in the future, our business may be materially and adversely affected.

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

We may encounter substantial delays in our clinical trials or may not be able to conduct our clinical trials on the timelines we expect and we may be required to conduct additional clinical trials or modify current or future clinical trials based on feedback we receive from the FDA.

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any current or future clinical trials will be conducted as planned or completed on schedule, if at all, or that any of our product candidates will receive regulatory approval. We initiated clinical trials in patients with metastatic melanoma, cervical, head and neck and non-small cell lung cancers, and in other indications in collaboration with third parties. We have completed enrollment in the pivotal clinical trial for melanoma, C-144-01. In June 2022, we announced that initial Cohort 4 data read by the independent review committee, or IRC, met the primary endpoint in this clinical trial. We plan to initiate clinical trials in new indications, and new cohorts in existing clinical trials. Even as these clinical trials progress, issues may arise that could require us to suspend or terminate such clinical trials or could cause the results of one cohort to differ from a prior cohort. For example, we may experience slower than anticipated enrollment in our pivotal clinical trials, which may consequently delay our BLA filing timelines or permit competitors to obtain approvals that may alter our BLA filing strategy. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely initiation or completion of clinical development, or product approval include:

●regulators or IRBs may not authorize us or our investigators to commence a clinical trial, conduct a clinical trial at a prospective clinical trial site, or amend clinical trial protocols, or regulators or IRBs may require that we modify or amend our clinical trial protocols;
●delays in reaching a consensus or inability to obtain agreement with regulatory agencies on clinical trial design;
●the FDA or comparable foreign regulatory authorities may disagree with our intended indications, clinical trial design or our interpretation of data from preclinical studies and clinical trials or find that a product candidate’s benefits do not outweigh its safety risks;
●the FDA or comparable foreign regulatory authorities may not accept data from studies with clinical trial sites in foreign countries;
●the FDA may not allow us to use the clinical trial data from a research institution to support an IND if we cannot demonstrate the comparability of our product candidates with the product candidate used by the relevant research institution in its clinical trials;
●delays in or failure to reach an agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
●delays in obtaining required IRB approval at each clinical trial site;
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
●delays in recruiting suitable patients to participate in our clinical trials;
●delay in adding new investigators or clinical trial sites, or withdrawal of clinical trial sites from a clinical trial;
●delay or change in strategic direction for an indication resulting from differences in results between cohorts in a clinical trial, such as Cohort 2 and Cohort 4 of the C-144-01 clinical trial or the previously disclosed preliminary results for the C-145-04 clinical trial and the final patient population and results, including differences in patient population, such as differences that might arise due to the impact of the existing immunotherapy treatment landscape, or from different interpretations of investigator results by IRC;
●failure by our CROs, clinical trial sites, patients, or other third parties, or us to adhere to clinical trial requirements, including regulatory, contractual or protocol requirements;
●failure to perform in accordance with the FDA’s cGCP requirements, or applicable regulatory guidelines in other countries;
●the number of patients required for clinical trials of our product candidates may be larger than we anticipate or enrollment in these clinical trials may be slower than we anticipate, potentially affecting our timelines for approval of our product candidates;
●patients that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop such patients from the clinical trial, increase the needed enrollment size for the clinical trial or extend the clinical trial’s duration;
●patients dropping out of a clinical trial;
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
●changes in the standard of care on which a clinical development plan was based, which may require new or additional clinical trials;
●the cost of clinical trials of our product candidates being greater than we anticipate, or we may have insufficient funds for a clinical trial or to pay the substantial user fees required by the FDA upon the filing of a BLA;
●clinical trials of our product candidates producing negative or inconclusive results may fail to provide sufficient data and information to support product approval, or our studies may fail to reach the necessary level of statistical or clinical significance, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials studies, or preclinical studies, or abandon product development programs;
●early results from our clinical trials of our product candidates may be negatively affected by changes in efficacy measures such as overall response rate and duration of response as more patients are enrolled in our clinical trials or as new cohorts of our clinical trials are tested, and overall response rate and duration of response may be negatively affected by the inclusion of unconfirmed responses in preliminary results that we report if such responses are not later confirmed;

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
●our use of different manufacturing processes within our clinical trials, including our Gen 1 and Gen 2 manufacturing processes, and any effects that may result from the use of different processes on the clinical data that we have reported and will report in the future; and
●delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing, including as a result of any quality issues associated with the contract manufacturer.

We also may conduct clinical and preclinical research in collaboration with other academic, pharmaceutical, biotechnology and biologics entities in which we combine our technologies with those of our collaborators. Such collaborations may be subject to additional delays because of the management of the clinical trials, contract negotiations, the need to obtain agreement from multiple parties, and the necessity of obtaining additional approvals for therapeutics used in the combination clinical trials. These combination therapies will require additional testing and clinical trials will require additional FDA regulatory approval and will increase our future cost of expenses.

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing changes to our product candidates, we may be required to, or we may elect to, conduct additional studies to bridge our modified product candidates to earlier versions. These changes may require FDA approval or notification, may not have their desired effect, or the FDA may not accept data from prior versions of the product to support an application, delaying our clinical trials or programs or necessitating additional clinical trials or preclinical studies. For example, while our first BLA submission includes our Gen 2 manufacturing process, in the future we may seek to commercialize other manufacturing processes, such as our Gen 3 manufacturing process or our PD-1 selected TIL manufacturing process. We may find that commercialization of these manufacturing processes has unintended consequences that necessitate additional development and manufacturing work or additional clinical trials and preclinical studies, or results in a refusal to file or non-approval of a BLA.

Clinical trial delays could shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

For budgeting and planning purposes, we have projected the date for the commencement of future clinical trials, and continuation and completion of our ongoing clinical trials. However, a number of factors, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet clinical trial eligibility criteria, and the ongoing COVID-19 pandemic, may cause significant delays. We may not commence or complete clinical trials involving any of our products as projected or may not conduct them successfully.

We are currently enrolling six company-sponsored clinical trials to assess the overall safety and efficacy of Iovance TIL monotherapy and TIL combinations in patients with melanoma, cervical, head and neck and lung cancers across late-line and early treatment settings, as well as our genetically modified TIL therapy IOV-4001 and our peripheral blood lymphocyte, or PBL, technology for hematological malignancies. However, we may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. Our ability to enroll or treat patients in our other studies, or the duration or costs of those studies, could be affected by multiple factors, including, preliminary clinical results, which may include efficacy and safety results from our ongoing Phase 2 studies, but may not be reflected in the final analyses of these clinical trials.

For example, our current clinical trials utilize an “open-label” trial design. An open-label trial is one where both the patient and investigator know whether the patient is receiving the test article or either an existing approved drug or placebo, which has the potential to create selection bias in the investigators. In our Phase 2 open-label studies, the investigators have significant discretion over the selection of patient participants. Although preliminary data from certain clinical trials were generally positive, that data may not necessarily be representative of interim or final results, as new patients are cycled through the applicable treatment regimes. As the clinical trials continue, the investigators may prioritize patients with more progressed forms of cancer than the initial patient population, based on the success or perceived success of that initial population. Patients with more progressed forms of cancer may be less responsive to treatment, and accordingly, interim efficacy data may show a decline in patient response rate or other assessment metrics. As the trials continue, investigators may shift their approach to the patient population, which may ultimately result in a decline in both interim and final efficacy data from the preliminary data, or conversely, an increase in final efficacy data following a decline in the interim efficacy data, as patients with more progressed forms of cancer are cycled out of the clinical trials and replaced by patients with less advanced forms of cancer. This opportunity for investigator selection bias in our clinical trials as a result of open-label design may not be adequately handled and may cause a decline in or distortion of clinical trial data from our preliminary results. Depending on the outcome of our open-label studies, we may need to conduct one or more follow-up or supporting studies in order to successfully develop our products for FDA approval. Many companies in the biotechnology, pharmaceutical and medical device industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we cannot be certain that we will not face such setbacks.

Furthermore, the timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the clinical trial until its conclusion, including the ability of us or our collaborators to conduct clinical trials under the constraints of the COVID-19 pandemic. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our clinical trials may instead opt to enroll in a clinical trial being conducted by one of our competitors. Accordingly, we cannot guarantee that the clinical trial will progress as planned or as scheduled. Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our ongoing clinical trial and planned clinical trials, which could prevent completion of these clinical trials and adversely affect our ability to advance the development of our product candidates.

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

We currently anticipate that we will have to rely on our CMOs to supplement the manufacturing capacity at the iCTC in manufacturing our adoptive cell therapy and biologic products for clinical trials. If they fail to commence or complete, or experiences delays in, manufacturing our adoptive cell therapy and other biologic products, our planned clinical trials will be delayed, which will adversely affect our stock price and our ability to conduct our business as currently planned.

Clinical trials are expensive, time-consuming and difficult to design and implement, and our clinical trial costs may be higher than for more conventional therapeutic technologies or drug products.

Clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Because our product candidates include candidates based on new cell therapy technologies and manufactured on a patient-by-patient basis, we expect that they will require extensive research and development and have substantial manufacturing costs. In addition, costs to treat patients with relapsed/refractory cancer and to treat potential side effects that may result from our product candidates can be significant. Some clinical trial sites may not bill, or obtain coverage from Medicare, Medicaid, or other third-party payors for some or all of these costs for patients enrolled in our clinical trials, and we may be required by those clinical trial sites to pay such costs. Accordingly, our clinical trial costs are likely to be significantly higher per patient than those of more conventional therapeutic technologies or drug products. In addition, our proposed personalized product candidates involve several complex and costly manufacturing and processing steps, the costs of which will be borne by us. We are also responsible for the manufacturing costs of products for patients that may have a tumor resection but ultimately do not receive an infusion. Depending on the number of patients that we ultimately screen and enroll in our clinical trials, and the number of clinical trials that we may need to conduct, our overall clinical trial costs may be higher than for more conventional treatments.

Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which would prevent or delay regulatory approval and commercialization.

The clinical trials of our product candidates are, and the manufacturing and marketing of our products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. Because our product candidates are subject to regulation as biological drug products, we will need to demonstrate that they are safe, pure, and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use. The risk/benefit profile required for product licensure will vary depending on these factors and may include not only the ability to show tumor shrinkage, but also adequate duration of response, a delay in the progression of the disease, and/or an improvement in survival. For example, response rates from the use of our product candidates may not be sufficient to obtain regulatory approval unless we can also show an adequate duration of response. Regulatory authorities may ultimately disagree with our chosen endpoints or may find that our studies or clinical trial results do not support product approval. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates with small patient populations may not be predictive of the results of later-stage clinical trials or the results once the applicable clinical trials are completed. Preliminary, single cohort, or top-line results from clinical trials may not be representative of the final clinical trial results. The results of studies in one set of patients or line of treatment may not be predictive of those obtained in another and the results in various human clinical trials reported in scientific and medical literature may not be indicative of results we obtain in our clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Preclinical studies may also reveal unfavorable product candidate characteristics, including safety concerns.

We expect there may be greater variability in results for products processed and administered on a patient-by-patient basis, as anticipated for our product candidates, than for “off-the-shelf” products, like many other drugs. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier clinical trials. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in clinical trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. Our current and future clinical trial results may not be successful. Moreover, should there be a flaw in a clinical trial, it may not become apparent until the clinical trial is well advanced. Further, because we currently plan to test our product candidates for use with other oncology products, the design, implementation, and interpretation of the clinical trials necessary for marketing approval may be more complex than if we were developing our product candidates alone.

In addition, even if such clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more clinical trials could be required before we submit our product candidates for approval. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional clinical trials in support of potential approval of our product candidates.

We have reported preliminary results for clinical trials of our product candidates, including TIL for the treatment of metastatic melanoma, cervical cancer, and head and neck cancers. These preliminary results, which include assessments of efficacy such as

ORR, are subject to substantial risk of change due to small sample sizes and may change as patients are evaluated or as additional patients are enrolled in these clinical trials. These outcomes may be unfavorable, deviate from our earlier reports, and/or delay or prevent regulatory approval or commercialization of our product candidates, including candidates for which we have reported preliminary efficacy results. In clinical trials where a staged expansion is expected, such as studies using a Simon’s two stage design, these outcomes may result in the failure to meet an initial efficacy threshold for the first stage. Furthermore, other measures of efficacy for these clinical trials and product candidates may not be as favorable.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients, or similar patients from a Phase 2 clinical trial to a pivotal program, who remain in the clinical trial until its conclusion. We may experience difficulties or delays in patient enrollment in our clinical trials for a variety of reasons, including:

●the size and nature of the patient population;
●the severity of the disease under investigation;
●the patient eligibility criteria defined in the protocol;
●the size of the clinical trial population required for analysis of the clinical trial’s primary endpoints;
●the proximity of patients to clinical trial sites;
●the design of the clinical trial;
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
●our ability to obtain and maintain patient consents; and
●the risk that patients enrolled in clinical trials will not complete a clinical trial, return for post-treatment follow-up, or follow the required clinical trial procedures. For instance, patients, including patients in any control groups, may withdraw from the clinical trial if they are not experiencing improvement in their underlying disease or condition. Withdrawal of patients from our clinical trials may compromise the quality of our data.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our clinical trials may instead opt to enroll in a trial being conducted by one of our competitors. Because the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitor’s use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy and approved immunotherapies, rather than enroll patients in any future clinical trial. In addition, potential enrollees may opt to participate in other clinical trials because of the length of time between the time that their tumor is excised and the TIL is infused back into the patient.

Amendments to our clinical protocols may affect enrollment in, or results of, our trials, including amendments we have made to further define the patient population to be studied.

Even if we are able to enroll a sufficient number of patients in our clinical trials, delays in patient enrollment or small population size may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these clinical trials and adversely affect our ability to advance the development of our product candidates.

Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us, IRBs, DSMBs, or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Even if we were to receive product approval, such approval could be contingent on inclusion of unfavorable information in our product labeling, such as limitations on the indications for use for which the products may be marketed or distributed, a label with significant safety warnings, including boxed warnings, contraindications, and precautions, a label without statements necessary or desirable for successful commercialization, or requirements for costly post marketing testing and surveillance, or other requirements, including a Risk Evaluation and Mitigations Strategy or REMS, to monitor the safety or efficacy of the products, and in turn prevent us from commercializing and generating revenues from the sale of our current or future product candidates.

If unacceptable toxicities or side effects arise in the development of our product candidates, we, an IRB, DSMB or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials, order our clinical trials to be placed on clinical hold, or deny approval of our product candidates for any or all targeted indications. The FDA or comparable foreign regulatory authorities may also require additional data, clinical, or preclinical studies should unacceptable toxicities arise. We may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk/benefit perspective. Toxicities associated with our clinical trials and products may also negatively impact our ability to conduct clinical trials using TIL therapy in larger patient populations, such as in patients that have not yet been treated with other therapies or have not yet progressed on other therapies.

Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete our clinical trials or result in potential product liability claims. Such toxicities, which may arise from TIL therapy in general, including co-therapies, may include, for example, thrombocytopenia, chills, anemia, pyrexia, febrile neutropenia, diarrhea, neutropenia, vomiting, hypotension, and dyspnea. For example, the update in October 2018 from the C-144-01 clinical trial included two grade 5 treatment emergent adverse events. In addition, these side effects and deaths may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from personalized cell therapy are not normally encountered in the general patient population and by medical personnel. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Our product candidates are biologics and the process of manufacturing our products is complex, highly regulated and subject to multiple risks. The manufacture of our product candidates involves complex processes, including harvesting tumor fragments from patients, isolating the T-cells from the tumor fragments, multiplying the T-cells to obtain the desired dose, and ultimately infusing the T-cells back into a patient. As a result of the complexities, the cost to manufacture biologics is generally higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and is more difficult to reproduce. Our manufacturing process will be susceptible to product loss or failure due to logistical issues associated with the collection of tumor fragments, or starting material, from the patient, shipping such material to the manufacturing site, shipping the final product back to the patient, and infusing the patient with the product, manufacturing issues associated with the differences in patient starting material, interruptions in the manufacturing process, contamination, equipment failure, assay failures, improper installation or operation of equipment, vendor or operator error, inconsistency in cell growth, meeting pre-specified release criteria, and variability in product characteristics. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If for any reason we lose a patient’s starting material, or later-developed product at any point in the process, or if any product does not meet the applicable specifications, the manufacturing process for that patient will need to be restarted, including resection of the proper amount of tumor fragment and the resulting delay may adversely affect that patient’s outcome. If microbial, viral, environmental or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

Because our product candidates are manufactured specifically for each individual patient, we will be required to maintain a chain of identity with respect to the patient’s tumor as it moves from the patient to the manufacturing facility, through the manufacturing process, and back to the patient. Maintaining such a chain of identity is difficult and complex, and failure to do so could result in adverse patient outcomes, loss of product, or regulatory action including withdrawal of our products from the market. Further, as product candidates are developed through preclinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials or otherwise necessitate the conduct of additional studies.

Currently, our product candidates are manufactured using processes developed or modified by us or by our third-party research institution collaborators that we may not intend to use for more advanced clinical trials or commercialization. We have selected Gen 2 as the manufacturing process for product registration, and all ongoing and future company-sponsored clinical trials. Although we believe Gen 2 is a commercially viable process, there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency, and timely availability of raw materials. This includes potential risks associated with the FDA not agreeing with all of the details of our validation data or other aspects of our potency assay or assays for Cohort 4 of our C-144-01 clinical trial. For example, on October 5, 2020, we announced that we and the FDA were not able to agree on the required potency assays to fully define our TIL therapy, which is required as part of a BLA submission, and that as a result of these developments, our BLA submission was not expected by the end of 2020 and was anticipated instead to occur in 2021. Previously, we reported the submission of assay data to the FDA, and on May 18, 2021, we announced that we had received regulatory feedback from the FDA regarding our potency assays for lifileucel. Following FDA feedback regarding the potency assays for lifileucel, we continued work developing and validating our potency assays and engaged in discussions with the FDA during the second half of 2021 and first quarter of 2022. Based on feedback received from these discussions, we held a pre-BLA meeting in July 2022. We initiated a rolling BLA for lifileucel in metastatic melanoma in August 2022, which we plan to complete in the first quarter of 2023. In addition, as previously disclosed, we have begun a confirmatory Phase 3 clinical trial of lifileucel in combination with pembrolizumab in frontline metastatic melanoma in late 2022 which we expect to utilize significant manufacturing capacity.

As a result of these challenges, we may experience delays in our clinical development and/or commercialization plans. Furthermore, we may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

In May 2019 we entered into a lease agreement to build a commercial-scale manufacturing facility, the iCTC, in Philadelphia, Pennsylvania for commercial and clinical production of autologous TIL products, including our product candidate lifileucel. The iCTC is currently manufacturing TIL for our ongoing clinical trials and preparing to provide commercial supply upon potential BLA approval; as of the end of 2021, we had completed the commissioning activities at the iCTC and successfully initiated manufacturing of clinical batches of lifileucel and LN-145, representing our first internally manufactured TIL product, as we continue our launch readiness activities to supply commercial TIL upon potential BLA approval. We expect our manufacturing facility will provide us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes, and allow for better long-term margins. We are building capacity to treat thousands of cancer patients annually. However, we may not be successful in finalizing the development of our own manufacturing facility or capability. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, power failures, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

Our current manufacturing strategy involves the use of CMOs to supplement the manufacturing capacity at the iCTC. Currently our product candidates are also manufactured by WuXi and Moffitt. Any problems or delays we or our CMOs experience in preparing for commercial scale manufacturing of a product candidate or component may result in a delay in the FDA approval of the product candidate or may impair our ability to manufacture commercial quantities or such quantities at an acceptable cost, which could result in the delay, prevention, or impairment of clinical development and commercialization of our product candidates and could adversely affect our business. Furthermore, if we or our commercial manufacturers fail to deliver the required commercial quantities of our product candidates on a timely basis and at reasonable costs, we would likely be unable to meet demand for our products and we would lose potential revenues.

Moreover, should we continue to use CMOs, we may not succeed in maintaining our relationships with our current CMOs or establishing relationships with additional or alternative CMOs. Our product candidates may compete with other products and product candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing for us and willing to do so. If our CMOs should cease manufacturing for us, we would experience delays in obtaining sufficient quantities of our product candidates for clinical trials and, if approved, commercial supply. Further, our CMOs may breach, terminate, or not renew these agreements. If we were to need to find alternative manufacturing facilities it would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. The commercial terms of any new arrangement could be less favorable than our existing arrangements and the expenses relating to the transfer of necessary technology and processes could be significant.

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

In addition, the manufacturing process and facilities for any products that we may develop at the iCTC and or our CMOs is subject to FDA and foreign regulatory authority approval processes, and we or our CMOs will need to meet all applicable FDA and foreign regulatory authority requirements, including cGMPs, on an ongoing basis. The cGMP requirements include quality control, quality assurance, and the maintenance of records and documentation. The FDA and other regulatory authorities enforce these requirements through facility inspections. Manufacturing facilities must submit to pre-approval inspections by the FDA that will be conducted after we submit our marketing applications, including our BLAs, to the FDA. Manufacturers are also subject to continuing regulatory oversight by FDA and other regulatory authorities, including inspections following marketing approval. Further, we, in cooperation with our CMOs, must supply all necessary chemistry, manufacturing, and control documentation for a pre-approval inspection in support of a BLA on a timely basis. There is no guarantee that we or our CMOs will be able to successfully pass all aspects of a pre-approval inspection by the FDA or other foreign regulatory authorities.

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

Even to the extent we use and continue to use CMOs, we are ultimately responsible for the manufacture of our products and product candidates. A failure to comply with these requirements may result in regulatory enforcement actions against our manufacturers or us, including fines and civil and criminal penalties, which could result in imprisonment, suspension or restrictions of production, injunctions, delay or denial of product approval or supplements to approved products, clinical holds or termination of clinical trials, warning or untitled letters, regulatory authority communications warning the public about safety issues with the biologic, refusal to permit the import or export of the products, product seizure, detention, or recall, operating restrictions, suits under the civil False Claims Act, corporate integrity agreements, consent decrees, or withdrawal of product approval.

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

With the exception of lifileucel currently undergoing human clinical trials for advanced melanoma, cervical cancer and metastatic non-small cell lung cancer, or NSCLC, our research and development programs are at various stages of clinical development, including several at an early stage. We must demonstrate our products’ safety and efficacy in humans through extensive clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our products, including but not limited to the following:

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

Our lead product, lifileucel, is initially targeting a small population of refractory patients that suffer from metastatic melanoma and metastatic cervical cancer. Even if the FDA approves these new therapies, and even if we obtain significant market share for each product candidate, because the potential target population for lifileucel in refractory patients may be small, we may never achieve profitability without obtaining regulatory approval for additional indications. The FDA often approves new therapies initially only for use in patients with relapsed or refractory metastatic disease. We expect to initially seek approval of our product candidates in this setting and are currently conducting clinical trials on these patient populations.

We collaborate with governmental, academic and corporate partners to improve and develop TIL therapies for new indications for use in combination with other therapies and to evaluate new TIL manufacturing methods, the results of which, because the manufacturing processes are not within our control, may be incorrect or unreliable.

In addition to our own research and process development efforts, we seek to collaborate with government, academic research institutions and corporate partners to improve TIL manufacturing and to develop TIL therapies for new indications. In 2017-2020, we announced our continued collaborations with Moffitt, MDACC, and The Ohio State University to evaluate several new solid tumor and hematologic indications for TIL therapy in clinical trials and preclinical studies as well as, in some cases, new TIL manufacturing approaches. The results of these collaborations may be used to support our filing with the FDA of INDs to conduct more advanced clinical trials of our product candidates, or to otherwise analyze or make predictions or decisions with respect to our current or future product candidates. However, because the majority of our collaborations are conducted at outside laboratories and we do not have complete control over how the studies are conducted or reported or over the manufacturing methods used to manufacture TIL product, the results of such studies, which we may use as the basis for our conclusions, projections or decisions with respect to our current or future product candidates, may be incorrect or unreliable, or may have a negative impact on us if the results of such studies are imputed to our products or proposed indications, even if such imputation is improper. For example, we have entered into collaborations with Moffitt, and MDACC to perform clinical trials using TIL products that differ from our products, but the results of these clinical trials, if negative, may adversely impact our stock price and our development plans for our products. Additionally, we may use third party data to analyze, reach conclusions or make predictions or decisions with respect to our product candidates that may be incomplete, inaccurate or otherwise unreliable.

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

Our operations have consumed substantial amounts of cash since inception. From our inception to December 31, 2022, we have an accumulated deficit of $1.6 billion. In addition, our research and development and our operating costs have also been substantial and are expected to increase. For example, in October 2018, we closed an underwritten public offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $236.7 million. In June 2020, we closed another underwritten offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $567.0 million. In February 2021 we entered into an open market sale agreement, or the First Sales Agreement, with Jefferies LLC, which provided for the sale of up to $350.0 million of our common stock from time to time, which was subsequently increased to $500.0 million in

November 2022 upon the execution of an updated open market sale agreement, or the Second Sales Agreement, with Jefferies LLC. As of December 31, 2022, we had $478.3 million in cash, cash equivalents and investments ($231.7 million of cash and cash equivalents, $240.1 million in short-term investments, and restricted cash of $6.4 million).

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
●costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
●costs associated with any potential business or product acquisitions (such as the anticipated acquisition of Proleukin®), strategic collaborations, licensing agreements or other arrangements that we may establish.

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

Our management will have discretion in the application of the net proceeds from our capital raises, including our June 2020, October 2018, and January 2018 public offerings, and the proceeds from sales pursuant to the First Sales Agreement with Jefferies LLC, which provided for the sale of up to $350.0 million of our common stock from time to time, which was subsequently increased to $500.0 million in November 2022 upon the execution of the Second Sales Agreement with Jefferies LLC, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from our capital raises are being used appropriately. You may not agree with our decisions, and our use of the proceeds from our capital raises may not yield any return to stockholders. Because of the number and variability of factors that will determine our use of the net proceeds from our capital raises, their ultimate use may vary substantially from their currently intended use. Our failure to apply the net proceeds of our capital raises effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. Stockholders will not have the opportunity to influence our decisions on how to use our net proceeds from our capital raises. Pending their use, we may invest the net proceeds from our capital raises in interest and non-interest-bearing cash accounts, short-term, investment-grade, interest-bearing instruments and U.S. government securities. These temporary investments are not likely to yield a significant return.

The use of our net operating loss carryforwards and research tax credits may be limited.

Our net operating loss carryforwards and any future research and development tax credits may expire and not be used. As of December 31, 2022, we had U.S. federal net operating loss carryforwards of approximately $1.0 billion. Our net operating loss carryforwards arising in taxable years ending on or prior to December 31, 2017, will begin expiring in 2027 if we have not used them prior to that time. Net operating loss carryforwards arising in taxable years ending after December 31, 2017, are no longer subject to expiration under the Internal Revenue Code of 1986, as amended, or the Code. Additionally, our ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Sections 382 and 383 of the Code, respectively, if we have a cumulative change in ownership of more than 50% within a three-year period.

Prior to December 31, 2022, we have experienced multiple ownership changes. As a result, the federal and state carryforwards associated with the net operating loss and credit deferred tax assets were reduced by the amount of tax attributes estimated to expire during their respective carryforward periods. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. Depending on our future tax position, limitation of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

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

If we fail to comply with regulatory requirements at any stage, whether before or after marketing approval is obtained, we may face a number of regulatory consequences, including refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold or termination of clinical trials, warning letters, untitled letters, modification of promotional materials or labeling, provision of corrective information, imposition of post-market requirements including the need for additional testing, imposition of distribution or other restrictions under a REMS, product recalls, product seizures or detentions, refusal to allow imports or exports, total or partial suspension of production or distribution, FDA debarment, injunctions, fines, consent decrees, corporate integrity agreements, debarment from receiving government contracts, and new orders under existing contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement, or civil or criminal penalties, including fines and imprisonment, and adverse publicity, among other adverse consequences. Additionally, we may not be able to obtain the labeling claims necessary or desirable for the promotion of our products. We may also be required to undertake post-marketing trials. In addition, if we or others identify side effects after any of our adoptive cell therapies are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn, and reformulation of our products may be required.

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

Human immunotherapy products are a new category of therapeutics. Because this is a relatively new and expanding area of novel therapeutic interventions, there are many uncertainties related to development, marketing, reimbursement, and the commercial potential for our product candidates. There can be no assurance as to the length of the clinical trial period, the number of patients the FDA will require to be enrolled in the clinical trials in order to establish the safety, efficacy, purity and potency of immunotherapy products, or that the data generated in these clinical trials will be acceptable to the FDA to support marketing approval. The FDA may take longer than usual to come to a decision on any BLA that we submit and may ultimately determine that there is not enough data, information, or experience with our product candidates to support an approval decision. The FDA may also require that we conduct additional post-marketing studies or implement risk management programs, such as REMS until more experience with our product candidates is obtained. Finally, after increased usage, we may find that our product candidates do not have the intended effect or have unanticipated side effects, potentially jeopardizing initial or continuing regulatory approval and commercial prospects.

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
●substantial monetary awards to clinical trial participants or patients;
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

Due to the promising clinical therapeutic effect of competitor therapies in clinical exploratory trials, we anticipate substantial direct competition from other organizations developing advanced T-cell therapies targeting patients who have received prior anti-PD-1/PD-L1 therapies. In particular, we expect to compete with other new therapies for our lead indications developed by companies such as Agenus, BeyondSpring, Bristol-Myers Squibb, Merck, Nektar Therapeutics, Checkmate Pharmaceuticals, Daiichi Sankyo, Eisai, Exelixis, Moderna, Mirati Therapeutics, OncoSec Medical, Replimune, Regeneron Pharmaceuticals, Seagen, and Genmab. We also may compete with other TIL therapies in development by companies such as Instil Bio, Achilles Therapeutics, KSQ Therapeutics, Obsidian Therapeutics, Immatics, TILT Biotherapeutics, WindMIL Therapeutics, GRIT Biotechnology, Lyell Immunopharma, Cellular Biomedicine Group, and others. We also may compete with therapies based on genetically engineered T-cell receptors rendered reactive against tumor-associated antigens prior to their administration to patients, as well as TIL therapies that are designed to be specific to neoantigens, including products developed by Adaptimmune Therapeutics, Alaunos Therapeutics, Intima Bioscience, Marker Therapeutics, Turnstone Biologics, Neogene, and others. To date, these technologies have been primarily applicable to hematologic malignancies, but their application in solid tumor indications may create competition with us. We may also face competition from immunotherapy treatments offered by companies such as Amgen, AstraZeneca, Bristol-Myers Squibb, Merck, Pfizer, Regeneron Pharmaceuticals, Roche, and BioNTech. We may also face competition from novel IL-2 treatments in development by Alkermes, Werewolf, Nektar Therapeutics, Merck, Sanofi, Neoleukin Therapeutics and others. Many of these companies and our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources, and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the U.S. and internationally. Our competitors may obtain regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in competitors establishing a strong market position before we are able to enter the market.

Universities and public and private research institutions in the U.S. and Europe are also potential competitors. For example, a Phase 3 M14TIL clinical trial comparing TIL to standard ipilimumab in patients with metastatic melanoma is currently being conducted in Europe by the Netherlands Cancer Institute, the Copenhagen County Herlev University Hospital, and the University of Manchester. Results from the M14TIL clinical trial were presented at the European Society for Medical Oncology Congress in September 2022. While these universities and public and private research institutions primarily have educational objectives, they may develop proprietary technologies that lead to other FDA approved therapies or that secure patent protection that we may need for the development of our technologies and products.

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

In addition, in order to supplement our own efforts to improve TIL manufacturing and develop TIL therapies in new indications in clinical trials, we currently work and collaborate with government and academic research institutions, medical institutions and corporate partners such as the NCI, Moffitt, Cellectis, Yale University, the Ohio State University, and Novartis. We also intend to continue to enter into additional third-party collaborative agreements in the future. However, we may not be able to successfully negotiate any additional collaborative arrangements. If established, these relationships may not be scientifically or commercially successful, or may be unable to enroll patients, which has occurred in one of our prior collaborations. The success of these and future collaborations and joint development arrangements may be subject to numerous risks and uncertainties, including the inability or unwillingness of our partners to perform in the manner, or to the extent anticipated, and may also be subject to disagreements regarding the rights, interests, and performance of the counterparties under our licenses and development agreements. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercialization of the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority under the collaboration agreement.

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

We are currently developing lifileucel as part of a regimen which uses IL-2. We and our collaborators are also clinical trialing TIL therapy along with other products, such as pembrolizumab, ipilimumab and nivolumab. The development of product candidates for use in combination with another product may present challenges. For example, the FDA may require us to use more complex clinical trial designs, in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of these clinical trials could show that any positive results are attributable to the already approved product. Moreover, following product approval, the FDA may require that products used in conjunction with each other be cross labeled for combined use. Additionally, the FDA review process can be more complicated for combination products, and may result in delays, particularly if complex therapeutics are involved. To the extent that we do not have rights to already approved products, this may require us to work with another company to satisfy such a requirement. Moreover, developments related to the already approved products may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the approved product’s safety or efficacy profile, changes to the availability of the approved product, and changes to the standard of care.

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

As a condition of biologic licensing, the FDA is authorized to require that sponsors of approved BLAs implement various post-market requirements, including REMS and Phase 4 studies. For example, we reached an agreement with the FDA regarding a confirmatory trial to support full approval of lifileucel in post-anti-PD-1 advanced melanoma, which we refer to as TILVANCE-301. We began startup activities for the randomized Phase 3 TILVANCE-301 trial in the fourth quarter of 2022. If we receive approval of our product candidates, the FDA may determine that similar or additional post-approval requirements are necessary to ensure that our product candidates are safe, pure, and potent. To the extent that we are required to establish and implement any post-approval requirements, we will likely need to invest a significant amount of time, effort, and money. Such post-approval requirements may also limit the commercial prospects of our product candidates.

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

We will need to obtain FDA approval of any proposed proprietary branded product names, and any failure or delay associated with such approval may adversely affect our business.

Any name we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office, or USPTO. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims or contributes to an overstatement of efficacy. If the FDA objects to any of our proposed proprietary product names, we may be required to adopt alternative names for our product candidates. If we adopt alternative names, we would lose the benefit of any existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties, and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

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

We are dependent upon information technology systems, infrastructure and data. The multitude and complexity of our computer systems make them inherently vulnerable to service interruption or destruction, malicious intrusion and random attack. Likewise, data privacy or cybersecurity breaches by third parties, employees, contractors or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, or other business partners may be exposed to unauthorized persons or to the public. Cyberattacks are increasing in their frequency, sophistication and intensity. The Russia-Ukraine conflict may also increase cybersecurity risks on a global basis. Cyberattacks could include the deployment of harmful malware, denial-of-service, ransomware, social engineering and other means to affect service reliability and threaten data confidentiality, privacy, integrity and availability. Our business and technology partners face similar risks, and any security breach of their systems could adversely affect our security posture. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts, or the efforts of our partners and vendors, will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other cybersecurity related breaches.

Our business could be adversely affected by the effects of health epidemics, including the continued spread of the COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations, including at our headquarters in San Carlos, California, at our manufacturing facility in Philadelphia, Pennsylvania, and at our clinical trial sites, as well as the business or operations of our other manufacturers, CROs or other third parties with whom we conduct business.

Our business could be adversely affected by health epidemics in regions where we have offices, manufacturing facilities, concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of clinical trial sites, third party manufacturers and CROs upon whom we rely. For example, starting in December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China and has spread to multiple countries, including the U.S. and several European countries. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the U.S. declared the COVID-19 pandemic a national emergency. Similarly, during that time, the State of California declared a state of emergency related to the spread of the COVID-19 pandemic and the health officers of six San Francisco Bay Area counties, including San Mateo County where our headquarters in San Carlos is located, issued shelter-in-place orders. In addition, on March 19, 2020, the Governor of California and the State Public Health Officer and Director of the California Department of Public Health ordered all individuals living in the State of California to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. Throughout 2020 and 2021, similar executive orders were issued by state and local governments, and states of emergency had been declared at the state and local level in most jurisdictions throughout the U.S. As recently as April 2022, ports and airports in Shanghai, China have been closed due to another outbreak of COVID-19, resulting in a lockdown of the city and disruption to export and import activities. In the U.S., many of these executive orders have been rescinded, however, the Company remains vigilant and continues to monitor the ongoing COVID-19 pandemic closely to determine if additional actions are required.

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

We continue to monitor the impact, if any, of the COVID-19 pandemic on our current and future operations, including our regulatory filing timelines and strategy as well as our preparation for commercial launch. Despite the wide-spread availability of COVID-19 vaccines, it is unclear the extent to which the COVID-19 pandemic (including future variants) will impact our business, results of operations, financial condition and our future strategic plans as future developments of the outbreak are highly uncertain and cannot be predicted. New information is constantly emerging concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. As the COVID-19 pandemic continues for an extended period of time, and with travel, face to face interactions, and resources are not allowed or are severely limited, either by us or our contractors, including our CMOs, our regulatory strategy, BLA filing timelines, or commercial launch preparations may be negatively impacted. The COVID-19 pandemic may also impact the FDA and their ability to timely review our regulatory filings and conduct the pre-approval inspections necessary for ultimate approval of BLA. We cannot predict at this time whether and how FDA operations may be impacted at relevant times for our planned regulatory submissions.

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

There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns, and some state privacy laws apply more broadly than the Health Insurance Portability and Accountability Act, or HIPAA, and associated regulations. For example, California recently enacted legislation, the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020, and was recently amended and expanded by the California Privacy Rights Act, or CPRA, which will take effect on January 1, 2023. The CCPA and CPRA, among other things, create new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach.

Although the law includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law, it may regulate or impact our processing of personal information depending on the context. It remains unclear what, if any, additional modifications will be made to the CPRA by the California legislature or how it will be interpreted. Therefore, the effects of the CCPA and CPRA are significant and will likely require us to modify our data processing practices and may cause us to incur substantial costs and expenses to comply.

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

Depending on the size and nature of future strategic acquisitions, we may acquire assets or businesses that require us to raise additional capital or to operate or manage businesses in which we have limited experience. Making larger acquisitions that require us to raise additional capital to fund the acquisition will expose us to the risks associated with capital raising activities. Acquiring and thereafter operating larger new businesses will also increase our management, operating and reporting costs and burdens. In addition, if we undertake acquisitions, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business. In addition, even if we are able to pursue certain strategic acquisition opportunities, such as the anticipated acquisition of Proleukin®, we cannot guarantee that such acquisitions may completed in a timely manner, if at all, or that all conditions necessary to consummate such transactions will be satisfied, including the receipt of all required regulatory approvals.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, an ongoing military conflict between Russia and Ukraine, and record inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine, geopolitical tensions or record inflation.

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

Climate change or legal, regulatory or market measures to address climate change may negatively affect our business, results of operations, cash flows and prospects.

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

Environmental, social and governance matters may impact our business and reputation.

Governmental authorities, non-governmental organizations, customers, investors, external stakeholders and employees are increasingly sensitive to environmental, social and governance, or ESG, concerns, such as diversity and inclusion, climate change, water use, recyclability or recoverability of packaging, and plastic waste. This focus on ESG concerns may lead to new requirements that could result in increased costs associated with developing, manufacturing and distributing our products. Our ability to compete could also be affected by changing customer preferences and requirements, such as growing demand for more environmentally friendly products, packaging or supplier practices, or by failure to meet such customer expectations or demand. While we strive to improve our ESG performance, we risk negative stockholder reaction, including from proxy advisory services, as well as damage to our brand and reputation, if we do not act responsibly, or if we are perceived to not be acting responsibly in key ESG areas, including equitable access to medicines and vaccines, product quality and safety, diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency, and addressing human capital factors in our operations. If we do not meet the ESG expectations of our investors, customers and other stakeholders, we could experience reduced demand for our products, loss of customers, and other negative impacts on our business and results of operations.

Risks Related to Government Regulation

The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.

We have recently commenced our first submission of a rolling BLA to the FDA for lifileucel in August 2022 and expect to complete the BLA submission in the first quarter of 2023. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. Our BLA submission and current expected timelines for our lifileucel product candidate for the treatment of metastatic melanoma are based on our interpretation of communications received from the FDA to date regarding this product candidate and are subject to revision if additional communications are received from the FDA.

Following our End of Phase 2 meeting with the FDA in June 2019, we increased enrollment in Cohort 1 of our ongoing C-145-04 clinical trial of TIL therapy lifileucel to at least 75 patients of the appropriate population to address the expected sample size in anticipation of a BLA submission in 2021. Additionally, the patient population was defined per the discussion with FDA as patients who have progressed following initial systemic therapy for recurrent or metastatic disease which include many of the more advanced patients enrolled to date. In January 2021, we announced that Cohort 2 of the C-145-04 clinical trial had completed enrollment and that the landscape of care for cervical cancer patients had changed because of a recent FDA approval for pembrolizumab in the frontline cervical cancer setting. In August 2022 we announced that following FDA discussions and feedback on a registration strategy to address the shift in frontline standard of care, we reopened Cohort 2 of the ongoing C-145-04 clinical trial to enroll additional patients. The expanded Cohort 2 is intended to support a BLA submission in cervical cancer following progression on or after chemotherapy and PD-1 therapy. Our current beliefs regarding the registration pathway for the lifileucel product candidate in metastatic cervical cancer are based on our interpretation of communications with the FDA to date and our efforts to address such communications, which may be incorrect. Our statements that the clinical trial may support a BLA submission also assume that our as-adjusted clinical trial has addressed the additional requests and feedback by the FDA. Further, enrollment in this clinical trial may need to be further adjusted based on future feedback from the FDA, changes in the competitive environment, or other regulatory agency input. Protocol revisions may have an adverse effect on the results reported to date. Changes to implement an independent review committee and assay validation and implementation, and the data within this clinical trial may not ultimately be supportive of product approval, all of which could result in significant delays to our currently anticipated timeline for development and approval of lifileucel product candidate or prevent its approval for the treatment of cervical cancer.

A BLA must also include significant information regarding the chemistry, manufacturing and controls for the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of cell therapies for cancer. We may also not be able to successfully utilize the BTD or RMAT designations we have received for metastatic cervical cancer and advanced melanoma, respectively, to successfully complete the development and commercialization of lifileucel. We may not be able to reach agreement with FDA on an interpretation of outcomes from our meetings, including meetings we have held with FDA in relation to our C-145-04 and C-144-01 clinical trials and future meetings. For example, on October 5, 2020, we reported the submission of additional potency assay data to the FDA, and at the same time, we also announced that we had reached agreement with the FDA on the minimum duration of follow up for Cohort 4 to support our BLA submission for lifileucel in the treatment of metastatic melanoma. In May 2021, we announced that we had received regulatory feedback from the FDA regarding our potency assays for lifileucel. Following FDA feedback, we continued our work developing and validating our potency assays and engaged in discussions with the FDA during the second half of 2021 and the first quarter of 2022. Based on the FDA feedback we received from these discussions, we held a pre-BLA meeting in July 2022, and initiated a rolling BLA for lifileucel in metastatic melanoma in August 2022, which we plan to complete in the first quarter of 2023. In addition, as previously disclosed, Iovance plans to open a confirmatory Phase 3 clinical trial of lifileucel in combination with pembrolizumab in frontline metastatic melanoma in late 2022. The FDA previously granted Fast Track Designation for lifileucel in combination with pembrolizumab for the treatment of immune checkpoint inhibitor naïve metastatic melanoma. However, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

We may also experience delays, including delays arising from the need to increase enrollment, in completing planned clinical trials for a variety of reasons, including delays related to:

●the availability of financial resources to commence and complete the planned clinical trials;
●reaching agreement on acceptable contract terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
●obtaining approval at each clinical trial site by an independent IRB, or central IRB;
●recruiting suitable patients to participate in a clinical trial;
●having patients complete a clinical trial or return for post-treatment follow-up;
●clinical trial sites deviating from clinical trial protocol or dropping out of a clinical trial;
●adding new clinical trial sites;
●manufacturing sufficient quantities of qualified materials under cGMPs and applying them on a subject-by-subject basis for use in clinical trials; or
●timely implementing or validating changes to our manufacturing or quality control processes and methods needed to address FDA feedback.

We could also encounter delays if there are unresolved ethical issues associated with physicians enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such clinical trials are being conducted by the FDA or other regulatory authorities, or recommended for suspension or termination by DSMBs due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or clinical trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, including as a result of genetic editing methods, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

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

In addition, we, our contractors, and our collaborators are and will remain responsible for FDA compliance, including requirements related to product design, testing, clinical trials and preclinical studies approval, manufacturing processes and quality, labeling, packaging, distribution, adverse event and deviation reporting, storage, advertising, marketing, promotion, sale, import, export, submissions of safety and other post-marketing information and reports such as deviation reports, establishment registration, product listing, annual user fees, and recordkeeping for our product candidates.

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

Laws and regulations require calculation and reporting of complex pricing information for prescription drugs, and compliance will require us to invest in significant resources and develop a price reporting infrastructure or depend on third parties to compute and report our drug pricing. Pricing reported to CMS must be certified. Non-compliant activities expose us to FCA risk if they result in overcharging agencies, underpaying rebates to agencies, or causing agencies to overpay providers.

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

While physicians may choose to prescribe products for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, we are prohibited from marketing and promoting the products for indications and uses that are not specifically approved by the FDA. These off-label uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the U.S. generally do not restrict or regulate the behavior of physicians in their choice of treatment within the practice of medicine. Regulatory authorities do, however, restrict communications by biopharmaceutical companies concerning off-label use.

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

Since enactment of the Patient Protection and Affordable Care Act, as amended (the “ACA”) in 2010, in both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013, and were to remain in effect until 2024. The Bipartisan Budget Act of 2015 extended the 2% sequestration to 2025. In January 2013, the American Taxpayer Relief Act of 2012, or ATRA, was approved which, among other things, reduced Medicare payments to several providers, with primary focus on the hospital outpatient setting and ancillary services, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On January 20, 2017, the new administration signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, and, for that reason, some final regulations have yet to take effect. In December 2017, Congress repealed the individual mandate for health insurance required by the ACA and could consider further legislation to repeal other elements of the ACA. At the end of 2017, CMS promulgated regulations that reduce the amount paid to hospitals for outpatient drugs purchased under the 340B program, and some states have enacted transparency laws requiring manufacturers to report information on drug prices and price increases. In June 2021, the Supreme Court issued its opinion in California v. Texas, upholding the constitutionality of the ACA.

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

In addition, there have been a number of other policy, legislative and regulatory proposals aimed at changing the pharmaceutical industry. The U.S. government, state legislatures and foreign governmental entities have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and coverage and requirements for substitution of generic products for branded prescription drugs. Adoption of government controls and measures and tightening of restrictive policies in jurisdictions with existing controls and measures, could exclude or limit our product candidates from coverage and limit payments for pharmaceuticals. Under the Biden Administration’s Build Back Better Agenda, for example, Medicare negotiation of prescription drug costs with biopharmaceutical companies is proposed to lower prescription drug costs We continue to monitor the potential impact of these and other proposals to lower prescription drug costs at the federal and state level.

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

If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). For example, on November 24, 2021, an opposition proceeding was initiated in the European Patent Office against our European Patent No. 3601533 B1. This opposition proceeding, or any similar proceedings that may arise in the U.S. or foreign jurisdictions, could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant or third party were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business.

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

Certain intellectual properties that we are using to develop TIL-based cancer therapy products were licensed to us by the NIH. The issued or pending patents that the NIH licensed to us are exclusive, and specific with respect to melanoma, breast, HPV-associated, bladder and lung cancers. No assurance can be given that the NIH has not previously licensed, or that the NIH hereafter will not license to other biotechnology companies some or all of the non-exclusive technologies available to us under the NIH License Agreement. In addition, one pending U.S. patent application in the NIH License Agreement is not owned solely by the NIH. No assurance can be given that NIH’s co-owner of the certain pending U.S. patent application in the NIH License Agreement has not previously licensed, or that the co-owner thereafter will not license, to other biotechnology companies some or all of the technologies available to us. Co-ownership of these intellectual properties will create issues with respect to our ability to enforce the intellectual property rights in courts and will create issues with respect to the accountability of one entity with respect to the other.

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

As of December 31, 2022, we had 187,812,072 shares of common stock outstanding. In addition, we had 20,876,978 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted to purchase common stock based on vesting requirements of stock options and common stock issuable through purchases of employee stock purchase plan, or upon the conversion of preferred stock. The issuance and subsequent sale of the shares underlying these common stock equivalents could depress the trading price of our common stock. On June 10, 2019, our certificate of incorporation was amended to increase the number of authorized shares of our common stock, par value $0.000041666, from 150,000,000 shares to 300,000,000 shares, which was approved by our stockholders on that date.

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

For example, on December 11, 2020, a purported stockholder derivative complaint was filed by plaintiff Leo Shumacher against us, as nominal defendant, and then current directors, as defendants, in the Court of Chancery in the State of Delaware (the “Court”). The complaint alleges breach of fiduciary duty and a claim for unjust enrichment in connection with alleged excessive compensation of certain of our non-executive directors and seeks unspecified damages on behalf of our company. The parties have agreed to a proposed settlement, which was submitted to the Court on June 15, 2022. The parties continue to work toward settlement after a hearing on November 17, 2022, where the Court required additional steps to be taken by the parties before it will determine whether final approval will be given to the settlement. The outcome of this and other future litigation is uncertain.

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

Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. shall be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act. This provision limits the ability of our shareholders to bring claims under the Securities Act in any court other than the U.S. federal courts, which ultimately may disadvantage our shareholders or be cost prohibitive. Notwithstanding the foregoing, there is uncertainty as to whether a court (other than state courts in the State of Delaware, which have recently upheld the validity of such a provision) would enforce such a provision and whether investors can waive compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, the exclusive forum provision only applies to claims brought under the Securities Act and does not apply to actions arising under the Exchange Act, which is already subject to federal courts as the exclusive forum.

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

Item 1B.        Unresolved Staff Comments

None.

Item 2.          Properties

San Carlos New Headquarters Lease

On February 8, 2021, we entered into a lease agreement with ARE-San Francisco No. 63, LLC, or the New Headquarters Lease, for laboratories and offices to be constructed in Suite 400 of an existing building located at 825 Industrial Road, San Carlos, California, or the Building. Under the New Headquarters Lease, we lease approximately 49,918 rentable square feet of space in the Building that serves as our headquarters premises. The New Headquarters Lease, which commenced in January 2022, has an initial term of 120 months. The New Headquarters Lease includes an option to extend the term of the lease for 60 months, exercisable under certain conditions and at a market rate as described in the New Headquarters Lease.

Commencing 210 days after the Rent Commencement Date as the result of a rent abatement, our monthly base rent under the New Headquarters Lease is approximately $0.3 million, subject to an annual increase of 3%. Beginning in 2022, we are also responsible for paying operating expenses, such as common area maintenance.

Minimum rental payments under the New Headquarters Lease total $36.7 million for the entire term of the lease, which does not include rental payments related to our one-time option to extend for an additional five years. In addition, the lessor has provided a tenant improvement allowance of up to $8.2 million. We have received reimbursements associated with this tenant improvement allowance totaling $8.1 million. We do not expect to receive any additional reimbursements associated with this tenant improvement allowance.

San Carlos Former Headquarters Lease

Since August 2016, we had leased 8,733 square feet of space for our former corporate headquarters, or the Suite 150 Lease, in San Carlos, California. The term of the Suite 150 Lease was 54 months beginning on the commencement date. Monthly lease payments were approximately $38,000.

On October 19, 2018, we entered into an agreement, or the Lease, to lease 12,322 square feet of office space located adjacent to our former corporate headquarters in San Carlos, California. Monthly lease payments were approximately $59,000, subject to an annual increase of 3%.

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

On February 8, 2021, we entered into two amendments, the Suite 100 and 125 Second Amendment and the Suite 150 First Amendment, to the Amended Lease and the Suite 150 Lease, respectively. Under the Suite 100 and Suite 125 Second Amendment, we extended the Amended Lease to December 31, 2021. Our monthly base rent under the Suite 100 and Suite 125 Second Amendment were approximately $103,000. We were also responsible for paying our portion of operating expenses, including common area maintenance, and real estate taxes. We had an option to extend the expiration of the Suite 100 and Suite 125 Second Amendment for one month or nine months, at its discretion, by providing notice as specified in the Suite 100 and Suite 125 Second Amendment. On September 1, 2021, we entered into an agreement to extend the lease term to January 31, 2022, for approximately $0.1 million a month.

Under the Suite 150 First Amendment, we extended the Suite 150 Lease, which also expired on April 30, 2021, to December 31, 2021. Our monthly base rent under the Suite 150 First Amendment is approximately $44,000. We were also responsible for paying our portion of operating expenses and real estate taxes. We had an option to extend the expiration of the Suite 150 First Amendment for one month or nine months, at our discretion, by providing notice as specified in the Suite 150 First Amendment. On September 1, 2021, we entered into an agreement to extend the lease term to January 31, 2022, for approximately $46,000 a month. As of January 31, 2022, these leases have expired, and we had taken possession of Headquarters Premises under the New Headquarters Lease referred to above.

Commercial Manufacturing Facility Agreement

On May 28, 2019, we entered into a lease agreement with 300 Rouse Boulevard, LLC, or the Commercial Manufacturing Facility Lease, for a build-to-suit commercial manufacturing facility, laboratories, and offices located in Philadelphia, Pennsylvania. Under the Commercial Manufacturing Facility Lease, we lease approximately 136,000 rentable square feet of space in a building located at 300 Rouse Boulevard, Philadelphia, Pennsylvania known as the Iovance Cell Therapy Center, or the iCTC. The construction of the iCTC began in July 2019 and in the third quarter of 2021 we completed the commissioning activities as well as certain tenant improvements. The Commercial Manufacturing Facility Lease includes an option to extend the term of the lease by giving the landlord prior written notice thereof at least 18 months in advance of expiration date, exercisable under certain conditions as described in the Commercial Manufacturing Facility Lease, such that the overall term, when added to the initial term, shall be 359 months.

Our monthly base rent under the Commercial Manufacturing Facility Lease is approximately $0.3 million, subject to an annual increase of 2% for the first ten years. Commencing on the first day of each lease year thereafter, for the remainder of the lease term, monthly rent is subject to an annual increase of the greater of 2% or 75% of the average ten-year consumer price index. We are also responsible for paying operating expenses, such as common area maintenance.

Tampa Lease

Our research and development facilities consist of 8,673 square feet in a facility located at the University of South Florida Research Park in Tampa, Florida. These facilities are leased under an agreement with a lease term through December 2024 for approximately $20,500 a month. In June 2020, we amended the lease agreement to further increase the rentable space to 13,139 square feet and extend the lease term to June 5, 2025, for approximately $34,500 a month. On December 22, 2021, we entered into a second amendment to lease an additional 2,731 square feet of space through June 5, 2025, co-terminus with the existing leased space. Upon completion of tenant improvements of the premise, lease payments will be approximately $42,500 per month.

Philadelphia Office Lease

On May 2, 2019, we entered into an agreement to lease approximately 1,500 square feet of office space in Philadelphia, Pennsylvania until July 1, 2019, for a rate of $2,000 a month, and then approximately 4,500 square feet of office space for the remainder of a three-year term at an initial rate of $11,063 per month, subject to annual increases of 2.5%. On September 1, 2021, we entered into an agreement to extend the lease term for an additional three years to July 31, 2025, for approximately $11,900 a month, effective as of June 1, 2022, subject to annual increases of 2.5%.

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

Item 3.          Legal Proceedings

The information in Note 11 to the Consolidated Financial Statements contained in Part III, Item 15 of this Annual Report on Form 10-K is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 11 to our Consolidated Financial Statements for the year ended December 31, 2022, contained in this Annual Report on Form 10-K.

Item 4.          Mine Safety Disclosures

Not Applicable.

PART II

Item 5.          Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol “IOVA”.

Stockholders

As of December 31, 2022, there were approximately 17 holders of record of our common stock.

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

Unregistered Sales of Equity Securities

None.

Repurchases of Common Stock

There were no share repurchases during the year ended December 31, 2022.

Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since December 31, 2017, to two indices: the Russell 3000 and the NASDAQ Biotechnology Index. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Equity Compensation Plan Information

Information regarding our equity compensation plans is incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

Overview

We are a clinical-stage biopharmaceutical company pioneering a transformational approach to treating cancer by harnessing the human immune system’s ability to recognize and destroy diverse cancer cells using therapies personalized for each patient. We are preparing for potential U.S. regulatory approval and commercialization of the first autologous T-cell therapy to address a solid tumor cancer. Our mission is to be the global leader in innovating, developing and delivering tumor infiltrating lymphocyte, or TIL, therapies for patients with solid tumor cancers. Our autologous TIL therapy platform uses a centralized, scalable and proprietary 22-day manufacturing process to grow polyclonal T-cells unique to each patient and yields a cryopreserved, individualized therapy. We have applied multiple TIL therapy modalities in clinical trials in solid tumors, including TIL monotherapies for patients with later stage disease who have progressed on or after standard of care, as well as TIL combinations with standard of care therapies in patients who are earlier in their disease, to potentially improve outcomes compared to current standard(s) of care.

Our lead product candidate, lifileucel, is being developed in advanced, or metastatic or unresectable, melanoma as well as in other indications. Lifileucel was investigated in two consecutive cohorts in a clinical trial of advanced melanoma patients post-anti-PD-1 therapy, including in a prospectively defined pivotal cohort. These patients had progressed on or after standard of care therapy, which is immune checkpoint inhibitors, or ICIs, and targeted BRAF/MEK inhibitor therapy where appropriate. Based on the positive results of these cohorts, we initiated a rolling Biologics License Application, or BLA, submission to the U.S. Food and Drug Administration, or FDA, for lifileucel in August 2022. We expect to complete this rolling BLA submission in the first quarter of 2023. Our Phase 3 clinical trial of lifileucel in combination with pembrolizumab, TILVANCE-301, is intended to be registrational in frontline advanced melanoma and serve as a confirmatory clinical trial to support full approval of lifileucel monotherapy in post-anti-PD-1 melanoma.

We are also pursuing registrational strategies for lifileucel in advanced cervical cancer and for our TIL therapy, LN-145, in metastatic non-small cell lung cancer, or NSCLC. To continuously innovate and maintain our global leadership within the field, we are investigating next generation approaches to optimize TIL products, manufacturing processes and treatment regimens, including a first-in-human clinical trial of our lead genetically modified TIL therapy, IOV-4001. We are also exploring a 16-day manufacturing process, tumor tissue procurement via core biopsy, additional genetically modified TIL therapies including multiple immune checkpoint gene edits and cytokine-tethered TIL therapies, and a novel interleukin-2, or IL-2, analog, designated IOV-3001, as potential avenues to improve manufacturing timelines, sample collection and supportive treatments involved in the overall TIL therapy process and treatment regimen.

Highlights of our current development pipeline are presented in the figure below:

Platform Technologies and Manufacturing

Our T-cell-based immunotherapy technology platforms are potentially applicable to many solid tumor types and blood cancers. Each platform is focused on leveraging patient-specific cells to recognize and attack diverse cancer cells that are unique to each patient. Unlike cell therapies that act on a single or small number of shared antigen targets common to certain tumors, our polyclonal T-cells are personalized therapies designed to target a variety of neoantigens that are unique to the patient or tumor. The majority of solid tumor immune targets are patient-specific, with fewer than 1% shared among patients. TIL therapy is our lead T-cell-based immunotherapy platform in multiple advanced solid tumor cancers. For blood cancers, our peripheral blood lymphocyte, or PBL, therapy platform is based on polyclonal T-cells that are collected from a patient’s blood sample, and then amplified and reinvigorated.

TIL Clinical Development in Advanced, Metastatic or Unresectable Solid Tumor Cancers

Building on the prior TIL therapy clinical trials conducted at single academic centers, including the National Cancer Institute, or NCI, we have investigated TIL therapy in global, multi-center Phase 2 clinical trials in advanced melanoma, cervical cancer, NSCLC and head and neck squamous cell carcinoma, or HNSCC. Additional information about our clinical trials is summarized below.

In post-anti-PD-1 advanced melanoma, we are investigating lifileucel in our C-144-01 clinical trial that supports our BLA submission and potential approval of lifileucel in advanced post-anti-PD-1 melanoma.

In frontline advanced melanoma patients who are naïve to anti-PD-1 therapy, we are investigating lifileucel in combination with pembrolizumab in the IOV-COM-202 clinical trial and the Phase 3 TILVANCE-301 clinical trial. TILVANCE-301 is a randomized Phase 3 clinical trial intended to support registration in advanced frontline melanoma as well as to serve as a confirmatory trial for full approval in advanced post-anti-PD-1 melanoma.

We are also executing a registrational strategy for lifileucel in advanced cervical cancer. C-145-04 is a multicenter Phase 2 clinical trial that is currently enrolling a pivotal cohort to support a BLA in cervical cancer following progression on or after chemotherapy and pembrolizumab.

In NSCLC, we are investigating our TIL therapy, LN-145, in two clinical trials in several NSCLC patient populations with significant unmet need. IOV-LUN-202 is a clinical trial of LN-145 in advanced NSCLC patients who have progressed following chemotherapy and anti-PD-1 therapy. IOV-COM-202 also includes cohorts of NSCLC patients treated with LN-145 monotherapy and combination therapy.

Our first genetically modified, PD-1 inactivated TIL therapy, IOV-4001, entered a first-in-human Phase 1/2 clinical trial, IOV-GM1-201, in 2022 in patients with previously treated advanced melanoma and NSCLC. IOV-4001 utilizes the gene-editing TALEN® technology, licensed from Cellectis S.A., or Cellectis, to inactivate the gene coding for the programmed cell death protein-1, or PD-1.

In metastatic head and neck cancer squamous cell carcinoma, or HNSCC, we are evaluating LN-145 as monotherapy and in combination with pembrolizumab. The Phase 2 C-145-03 trial began in June 2017 and closed in January 2021 after reaching its pre-specified enrollment target to investigate LN-145 using various manufacturing processes. Cohort 2A in IOV-COM-202 is evaluating LN-145 in combination with pembrolizumab in patients with HNSCC who are naïve to anti-PD-1 therapy.

PBL Therapy in Blood Cancers

In blood cancers, our clinical trial IOV-CLL-01 is a Phase 1/2 clinical trial evaluating the safety and efficacy of IOV-2001, our polyclonal PBL therapy, in patients with relapsed or refractory chronic lymphocytic leukemia, or CLL, and small lymphocytic lymphoma, or SLL, to receive IOV-2001.

Beyond our Iovance-sponsored clinical trials, we have academic collaborations with leading cancer research centers to investigate TIL therapy, including next-generation processes and technologies, in other cancers and treatment settings.

Next-Generation Therapeutic and Manufacturing Approaches

Our current next-generation technology platforms are designed to optimize TIL therapy, as well as TIL treatment regimen and manufacturing processes, across four key initiatives: genetic modifications, potency, process optimization and new treatment regimens.

●	Genetic modifications: We are pursuing several targets for genetic modification that utilize the gene-editing TALEN® platform licensed from the clinical-stage biotechnology company, Cellectis. Programs include single- and double- knockout candidates to further harness the immune system response to cancer and potentially increase the efficiency, potency and application of TIL therapy. Preclinical development is also ongoing with cytokine-tethered TIL products and additional TIL products and TIL-cell lines using transient and stable gene insertion and inactivation. Additional transient and permanent genetic modifications of TIL, such as cytokine-tethered TIL, may expand and activate TIL to achieve better efficacy while avoiding systemic side effects of cytokines.

●	Potency: Potential approaches to increase potency of the final TIL product include the sorting and selection of specific TIL, such as PD-1+ selected TIL and CD39/69 double-negative TIL, and the use of certain inhibitors or other reagents in TIL expansion cultures. Our TIL candidate LN-145-S1 is manufactured from TIL selected for PD-1 expression and has been investigated in post-anti-PD-1 melanoma and post-anti-PD-1 HNSCC patient cohorts in our clinical trials.

●	Process optimization: We are committed to further optimizing and streamlining the processes for manufacturing TIL therapy and collecting tumor samples. We are investigating a 16-day manufacturing process, or Gen 3, in patient cohorts included in the C-145-03 clinical trial in HNSCC and the IOV-COM-202 clinical trial. We are also exploring our Gen 3 process to manufacture TIL from core biopsy as a less-invasive collection of tumor samples in a cohort of patients with NSCLC in our IOV-LUN-202 clinical trial.

●	New treatment regimens: We are exploring potential avenues to improve aspects of the TIL treatment regimen. In 2020, we licensed an antibody cytokine-engrafted protein, or IL-2 analog, which we refer to as IOV-3001, from Novartis. IOV-4001 is in IND-enabling studies supporting its use as part of the TIL treatment regimen following TIL infusion.

Intellectual Property

We have established a leading intellectual property portfolio developed internally and licensed from third parties. We currently own more than 60 U.S. patents related to TIL therapy, including patents directed to compositions and methods of treatment in a broad range of cancers, such as U.S. Patent Nos. 10,130,659; 10,166,257; 10,272,113; 10,363,273; 10,398,734; 10,420,799; 10,463,697; 10,517,894; 10,537,595; 10,639,330; 10,646,517; 10,653,723; 10,695,372; 10,894,063; 10,905,718; 10,918,666; 10,925,900; 10,933,094; 10,946,044; 10,946,045; 10,953,046; 10,953,047; 11,007,225; 11,007,226; 11,013,770; 11,026,974; 11,040,070; 11,052,115; 11,052,116; 11,058,728; 11,083,752; 11,123,371; 11,141,438 11,168,303; 11,168,304; 11,179,419; 11,202,803; 11,202,804; 11,241,456; 11,254,913; 11,266,694; 11,273,180; 11,273,181; 11,291,687; 11,304,979; 11,304,980; 11,311,578; 11,337,998; 11,344,579; 11,344,580; 11,344,581; 11,351,197; 11,351,198; 11,351,199; 11,364,266; 11,369,637; 11,384,637; 1,433,097; 11,529,372; and 11,541,077. More than 35 of these patents are related to our Gen 2 TIL manufacturing processes and have terms that we anticipate will extend to January 2038, not including any patent term extensions or adjustments that may be available. Our owned and licensed intellectual property portfolio also includes patents and patent applications relating to TIL, MIL, and PBL therapies; frozen tumor-based TIL technologies; remnant TIL and digest TIL compositions, methods and processes; methods of manufacturing TIL, MIL, and PBL therapies; the use of costimulatory and T-cell modulating molecules in TIL therapy and manufacturing; stable and transient genetically-modified TIL therapies, including genetic knockouts of immune checkpoints; cytokine-tethered TIL therapies; methods of using ICIs in combination with TIL therapies; TIL selection technologies; and methods of treating patient subpopulations.

Impact of COVID-19 on our Business

Operations and Liquidity

The full impact of the novel strain of coronavirus, or COVID-19, pandemic is unknown and continuously evolving. While the potential economic impact brought by and over the duration of the COVID-19 pandemic may be difficult to assess or predict, the COVID-19 pandemic has resulted in significant disruption of global financial markets, which could in the future negatively affect our liquidity. In addition, a recession or market volatility resulting from the COVID-19 pandemic could affect our business. We have taken proactive, aggressive action throughout the COVID-19 pandemic to protect the health and safety of our employees and expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees. We do not believe that the COVID-19 pandemic had a material impact on our liquidity or results of operations for the year ended December 31, 2022. Further, to date, the COVID-19 pandemic has not had significant effects on our clinical trial enrollment. Given the nature and type of our short-term investments in U.S. government securities, we do not believe that the COVID-19 pandemic will have a material impact on our current investment liquidity.

Outlook

Although there is uncertainty related to the anticipated impact of the recent COVID-19 pandemic on our future results, we believe our current cash reserves leave us well positioned to manage our business in light of the COVID-19 pandemic. However, the impacts of the COVID-19 pandemic are broad-reaching and continuing and the financial impacts associated with the COVID-19 pandemic are still uncertain.

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

Components of Operating Results

Revenues

We have not yet generated any revenues since our formation, With the submission of the rolling BLA for lifileucel for metastatic melanoma and our expected completion of the submission in the first quarter of 2023, we anticipate generating revenues from the sale of products during the 12 months from the date these financial statements are issued, however, such revenue may not be material. Our ability to generate revenues in the future will depend on our ability to complete the development of our product candidates and to obtain regulatory approval for them.

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

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, procurement, legal, investor relations, facilities, business development, marketing, commercial, information technology and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to corporate matters and intellectual property, insurance, public company expenses relating to maintaining compliance with Nasdaq listing rules and SEC requirements, investor relations costs, and fees for accounting and consulting services. General and administrative costs are expensed as incurred, and we accrue for services provided by third parties related to the above expenses by monitoring the status of services provided and receiving estimates from its service providers and adjusting its accruals as actual costs become known.

We anticipate general and administrative expenses will increase as we continue to prepare for commercialization and support an expected growth of the internal general and administrative team.

Interest income, net

Interest income, net results from our interest-bearing cash and investment balances.

Results of Operations for the Years Ended December 31, 2022 and 2021

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

Costs and expenses

Research and Development Expense (in thousands)

	Years Ended December 31,		Increase (Decrease)
	2022	2021	$	%
Research and development expense	$294,781	$259,039	$35,742	14%
Stock-based compensation expense included in research and development expense	50,242	40,833	9,409	23%

Research and development expense for the year ended December 31, 2022 increased by $35.7 million, or 14%, compared to the year ended December 31, 2021. The increase was primarily attributable to (i) a $23.9 million increase in payroll and related expenses and a $9.4 million increase in stock-based compensation expenses, both driven by increased hiring of research and development employees to support our on-going and planned clinical development activities, (ii) a $16.2 million increase in facility related expenses, including depreciation expenses associated with the iCTC and the build-out of our new corporate headquarters office, (iii) a $3.5 million increase in research and research alliance activities due to increased spend in lab supplies and consumables to support preclinical activities, (iv) a $2.7 million increase in patient advocacy and physician outreach and travel to support our planned commercial launch, and (v) a $2.4 million increase in license costs associated with the expansion of our information technology infrastructure to support our clinical and manufacturing activities at the iCTC. These increases were partially offset by a $17.4 million decrease in clinical trial costs, including clinical trial drug costs, and a $5.0 million decrease in manufacturing costs driven by completion of enrollment in pivotal cohorts of our clinical trials.

General and Administrative Expense (in thousands)

	Years Ended December 31,		Increase (Decrease)
	2022	2021	$	%
General and administrative expense	$104,097	$83,664	$20,433	24%
Stock-based compensation expense included in general and administrative expense	33,780	28,932	4,848	17%

General and administrative expense for the year ended December 31, 2022, increased by $20.4 million, or 24%, compared to the year ended December 31, 2021. The increase was primarily attributable to (i) a $10.0 million increase in payroll and related expenses and a $4.8 million increase in stock-based compensation expenses, both resulting from increases in headcount to support the growth in the overall business and related corporate infrastructure, (ii) a $3.4 million increase in marketing, advertising and travel related costs related to branding awareness to support our planned commercial launch, (iii) a $1.7 million increase in other costs, including professional fees and costs associated with the build-out of our new headquarter office and our information technology infrastructure to support the continued growth in the overall company, and (iv) a $0.5 million increase in depreciation expenses and facility related costs associated with the build-out of our new corporate headquarters.

Interest income, net (in thousands)

	Years Ended December 31,		Increase (Decrease)
	2022	2021	$	%
Interest income, net	$2,985	$451	$2,534	562%

Interest income results from our interest-bearing cash and investment balances. Net interest income increased by $2.5 million, or 562%, due primarily to an increase in cash and cash equivalents as well as returns resulting from increased interest rates in 2022 as compared to the same period in 2021.

Net Loss (in thousands)

	Years Ended December 31,		(Increase) Decrease
	2022	2021	$	%
Net loss	$(395,893)	$(342,252)	$(53,641)	16%

Net loss for the year ended December 31, 2022, increased by $53.6 million or 16%, compared to the year ended December 31, 2021. The increase in our net loss was due to the continued expansion of our research and development activities, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we further invest in our research and development activities, including our commercial readiness and clinical development.

Results of Operations for the Years Ended December 31, 2021 and 2020

Costs and expenses

Research and Development Expense (in thousands)

	Years Ended December 31,		Increase (Decrease)
	2021	2020	$	%
Research and development expense	$259,039	$201,727	$57,312	28%
Stock-based compensation expense included in research and development expense	40,833	19,727	21,106	107%

Research and development expense for the year ended December 31, 2021, increased by $57.3 million, or 28%, compared to the year ended December 31, 2020. The increase was primarily attributable to (i) a $29.2 million increase in payroll and related expenses and a $21.1 million increase in stock-based compensation expenses, both driven by increased hiring of research and development employees to support our on-going and planned clinical development activities, (ii) a $14.9 million increase in facility and related costs associated with the iCTC and the build-out of our new corporate headquarters office, (iii) a $5.1 million increase in clinical trial costs driven by continued enrollment in our IOV-COM-202 and IOV-LUN-202 clinical trials and purchases of clinical trial drug used in these clinical trials, and (iv) a $2.2 million increase in travel and others, including allocated costs associated with the expansion of our infrastructure, including information systems, to further support the growth in the organization and operations associated with our clinical trials and pre-commercial efforts. These increases were partially offset by a $10.0 million decrease in research alliance costs due to a one-time license fee from Novartis to further develop IOV-3001 which was recognized in full in 2020, and a $5.2 million decrease in manufacturing costs driven by completion of our pivotal clinical trials.

General and Administrative Expense (in thousands)

	Years Ended December 31,		Increase (Decrease)
	2021	2020	$	%
General and administrative expense	$83,664	$60,210	$23,454	39%
Stock-based compensation expense included in general and administrative expense	28,932	21,160	7,772	37%

General and administrative expense for the year ended December 31, 2021, increased by $23.5 million, or 39%, compared to the year ended December 31, 2020. The increase was primarily attributable to (i) a $9.8 million increase in payroll and related expenses and a $7.8 million increase in stock-based compensation expenses, both resulting from increases in headcount to support the growth in the overall business and related corporate infrastructure (ii) a $4.3 million increase in insurance and intellectual property filing related costs, and (iii) a $2.8 million increase in other costs, including professional fees and costs associated with the build-out of our new headquarter office and IT infrastructure to support the continued growth in the overall company. These costs were partially offset by a $1.2 million decrease in pre-commercial and marketing costs due to reprioritization of corporate initiatives during the year ended December 31, 2021.

Interest income, net (in thousands

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

Net loss for the year ended December 31, 2021, increased by $82.7 million or 32%, compared to the year ended December 31, 2020. The increase in our net loss was due to the continued expansion of our research and development activities, increased clinical trials, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we further invest in our research and development activities, including our commercial readiness and clinical development.

Liquidity and Capital Resources

We have incurred losses and generated negative cash flows from operations since inception. Historically, we have funded our operations from various public and private offerings of our equity securities, both common stock and preferred stock, from option and warrant exercises, and from interest income. Since 2017, our primary source of funds has been from the public sale of our common stock. With the submission of the rolling BLA for lifileucel for metastatic melanoma and the expected completion of the submission in the first quarter of 2023, we anticipate generating revenue from the sale of products during the 12 months from the date these consolidated financial statements are issued, however such revenues may not be material. We expect to continue to incur significant expenses to support our research and development activities, on-going pre-commercial activities and completion of the construction of tenant improvements for the iCTC facility during the remainder of 2023 and beyond. Specifically, we expect increased spending on clinical trials, research and development activities, and higher payroll expenses as we increase our professional and scientific staff and continue our expansion of manufacturing activities, including the ramp-up of the iCTC. Based on the funds we have available as of the date of our consolidated financial statements, we believe that we have sufficient capital to fund our anticipated operating expenses and capital expenditures as planned for at least the next twelve months from the date these consolidated financial statements are issued.

We currently anticipate making aggregate capital expenditures of approximately $20.0 million during the next 12 months, which is expected to primarily include equipment to be used for clinical trials, research and manufacturing at the iCTC, as well as spending associated with the expansion of our manufacturing facilities of offices.

As of December 31, 2022, we had $478.3 million in cash, cash equivalents, investments, and restricted cash ($231.7 million of cash and cash equivalents, $240.1 million in short-term investments, and $6.4 million in restricted cash). Based on the funds we have available as of the date of the filing of this Annual Report on Form 10-K, we believe that we have sufficient capital to fund our anticipated operating expenses and capital expenditure for at least 12 months from the date of filing this report.

Corporate Capitalization

As of December 31, 2022, we had outstanding 187,812,072 shares of our $0.000041666 par value common stock, 194 shares of our $0.001 par value Series A Convertible Preferred Stock, and 2,842,158 shares of our $0.001 par value Series B Convertible Preferred Stock. The outstanding shares of Series A Convertible Preferred Stock are currently convertible into 97,000 shares of our common stock, and the outstanding shares of Series B Convertible Preferred Stock are currently convertible into 2,842,158 shares of our common stock. The shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock do not have voting rights or accrue dividends.

On September 17, 2019, we filed a shelf registration statement, or the 2019 Shelf Registration Statement, with the SEC for the issuance up to an aggregate amount of $400 million, which was declared effective on September 24, 2019. The 2019 Shelf

Registration Statement was terminated upon effectiveness of the 2020 Automatic Shelf Registration Statement as discussed below. No shares were sold under the 2019 Shelf Registration Statement prior to its termination.

On May 27, 2020, we filed an automatic shelf registration statement, or the 2020 Automatic Shelf Registration Statement, with the SEC for the issuance of an indeterminate amount of securities (the “Shelf Securities”), which was immediately effective upon filing with the SEC. Upon filing of the 2020 Automatic Shelf Registration Statement, the 2019 Shelf Registration Statement was terminated.

On June 2, 2020, we sold 19,475,806 shares of our common stock at a public offering price of $31.00 per share pursuant to the 2020 Automatic Shelf Registration Statement, or the June 2020 Public Offering. We received gross proceeds of $603.7 million and net proceeds of $567.0 million from the June 2020 Public Offering, after deducting underwriting discounts and offering expenses. Following the June 2020 Public Offering, the 2020 Automatic Shelf Registration Statement remains available for the future issuance of an indeterminate amount of Shelf Securities.

On February 8, 2021, we entered into an Open Market Sales Agreement, or the First Sales Agreement, with Jefferies LLC, or Jefferies, with respect to an “at the market” offering program, under which we may, from time to time, in our sole discretion, issue and sell through Jefferies, acting as sales agent, up to $350.0 million of shares of our common stock.

On November 18, 2022, we entered into a new Open Market Sales Agreement, or the Second Sales Agreement, with Jefferies, which superseded and replaced the First Sales Agreement dated February 8, 2021. Pursuant to the terms of the Second Sales Agreement, we may, from time to time, in our sole discretion, issue and sell through Jefferies, acting as sales agent, up to $500.0 million of shares of our common stock. The issuance and sale, if any, of shares of our common stock under the First Sales Agreement and the Second Sales Agreement will be made pursuant to a prospectus supplement, dated February 8, 2021, and November 18, 2022, respectively, to the 2020 Automatic Shelf Registration Statement. During the year ended December 31, 2022, we received gross proceeds of $194.2 million and net proceeds of $189.5 million, after deducting underwriting discounts and offering expenses, through the sale of 29,788,993 of our common stock, under both the First Sales Agreement and Second Sales Agreement. During the year ended December 31, 2021, we received gross proceeds of $207.9 million and net proceeds of $203.2 million, after deducting underwriting discounts and offering expenses, through the sale of 6,474,099 shares of our common stock, under the First Sales Agreement.

In the future, we may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. If any of the securities covered by the 2020 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of such offering at that time.

Cash Flows

Cash flows from operating, investing and financing activities (in thousands):

	Years Ended December 31,
	2022	2021	2020
Net cash (used in) provided by:
Operating activities	$(292,757)	$(227,941)	$(205,134)
Investing activities	256,455	132	(317,853)
Financing activities	190,150	239,268	576,422
Net increase in cash, cash equivalents and restricted cash	$153,848	$11,459	$53,435

Operating Activities

Net cash used in operating activities represents cash disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss for non-cash items and changes in operating assets and liabilities. Net cash used in operating activities for the year ended December 31, 2022, was $292.8 million compared to $227.9 million for the same period in 2021. The increase of $64.8 million in cash used in operating activities was primarily due to an increase in net loss driven by increased costs in research and development and pre-commercial activities, which was partially offset by an increase in non-cash charges of $16.3 million primarily driven by higher stock-based compensation expenses, operating right-of-use assets associated with our office and manufacturing facility as well as embedded leases, and depreciation expenses, partially offset by accretion of discount on investments. In addition, it reflects a $31.4 million increase in cash used by assets and liabilities driven primarily by changes in accruals and accounts payable as well as prepaid assets, resulting from the increased workforce, overall growth in the business and operations, and the timing of vendor invoicing and related payments. These increases were offset by a net increase in our operating lease liabilities primarily driven by receipts of tenant improvement allowances for our new corporate headquarters office.

Net cash used in operating activities for the year ended December 31, 2021 was $227.9 million compared to $205.1 million for the same period in 2020. The increase of $22.8 million in cash used in operating activities was primarily due to an increase in net loss driven by increased costs in research and development and pre-commercial activities, which was partially offset by an increase in non-cash charges of $38.3 million primarily driven by higher stock-based compensation expenses, amortization of premiums on investments and operating right-of-use assets associated with our office and manufacturing facility as well as embedded leases, and depreciation expenses. In addition, it reflects a $5.6 million reduction in our operating lease liabilities associated with payments on lease arrangements, offset by a $16.0 million increase in accruals and accounts payable primarily related to our increased workforce, overall growth in the business and operations, and the timing of vendor invoicing and related payments.

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

Investing Activities

Net cash (used in) / provided by investing activities primarily consists of purchases, maturities of our investments and capital expenditures. Net cash provided by investing activities for the year ended December 31, 2022 was $256.5 million compared to net cash provided by investing activities of $0.1 million for the same period in 2021. The increase in cash provided by investing activities of $256.4 million was primarily due to the timing of maturities and purchases of investments and lower capital expenditures in 2022.

Net cash provided by investing activities for the year ended December 31, 2021 was $0.1 million compared to net cash used in investing activities of $317.9 million for the same period in 2020. The increase in cash provided by investing activities of $318.0 million was primarily due to the timing of maturities and purchases of investments and lower capital expenditures in 2021.

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

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 was $190.2 million compared to net cash provided of $239.3 million for the same period in 2021. The net cash provided by financing activities during the year ended December 30, 2022, related to $189.5 million net cash proceeds from our “at the market” offering, $1.7 million of cash receipts from the issuance of common stock under the 2020 ESPP, and $1.6 million of cash receipts from the issuance of common stock upon the exercise of stock options. This was offset by cash used of $2.6 million for tax payments related to vested RSUs.

Net cash provided by financing activities for the year ended December 31, 2021 was $239.3 million compared to net cash provided of $576.4 million for the same period in 2020. The net cash provided by financing activities during the year ended December 30, 2021, related to $203.2 million net cash proceeds from our “at the market” offering and $33.5 million of cash receipts from the issuance of common stock upon the exercise of stock options. The net cash provided by financing activities during the year ended December 31, 2020, primarily related to $567.0 million net cash proceeds received in the June 2020 public offering and $9.7 million cash proceeds from issuance of common stock upon exercise of stock options in 2021.

Net cash provided by financing activities for the year ended December 31, 2020, was $576.4 million compared to net cash provided of $6.1 million for the same period in 2019. The net cash provided in financing activities during the year ended December 31, 2020, primarily related to net cash proceeds of $567.0 million received from the June 2020 Public Offering and $9.7 million cash proceeds received in issuing common stock upon exercise of stock options. Net cash provided by financing activities for the year ended December 31, 2019, related to cash proceeds received in issuing common stock upon exercise of stock options.

Contractual Obligations

The following table summarizes our non-cancellable contractual obligations as of December 31, 2022, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
	Total	2023	2024	2025	2026	2027	Thereafter
Operating lease obligations - facilities (1)	$124,970	$8,304	$8,424	$8,240	$7,989	$8,186	$83,827
Total (2), (3)	$124,970	$8,304	$8,424	$8,240	$7,989	$8,186	$83,827

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

These arrangements may be material individually, and in the event that milestones for multiple products covered by these arrangements were reached in the same period, the aggregate charge to expense could be material to the results of operations in any one period. In addition, these arrangements often give us the discretion to unilaterally terminate development of the product, which would allow us to avoid making contingent payments.

(3)	The contractual obligations table above excludes estimated equipment and construction costs of approximately $20.0 million over the next year for the iCTC facility in Philadelphia, PA.

Off-Balance Sheet Arrangements

As of December 31, 2022 we did not have, and currently do not have, any off-balance sheet arrangements.

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

Accrued Research and Development Costs

Research and development costs are expensed as incurred. Clinical development costs compose a significant component of research and development costs. We have a history of contracting with third parties, including contract research organizations (“CROs”), independent clinical investigators, and contract manufacturing organizations (“CMOs”) that perform various clinical trial activities on our behalf in connection with the ongoing development of our product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. We accrue and expense costs for clinical trial activities performed by third parties based upon the work completed to date for each clinical trial in accordance with agreements established with CROs, hospitals, and clinical investigators. Accruals for CROs and CMOs are recorded based on services received and efforts expended pursuant to agreements established with CROs, CMOs and other outside service providers. We determine our costs through discussions with internal clinical stakeholders and outside service providers as to the progress or stage of completion of clinical trials or services and the contracted fee to be paid for such services.

Included in our clinical development costs are investigator costs, which are costs associated with treatments administered at clinical sites as required under each clinical trial protocol. Our estimates for clinical investigator costs and timing of expense recognition will depend on a number of factors that include, but are not limited to, (i) the overall number of patients that enroll in the trial at each individual site, (ii) the length of clinical trial enrollment period, (iii) discontinuation and completion rates of patients, (iv) duration of patient safety follow-ups, (v) the number of sites included in the clinical trial, and (vi) the contracted fee of each participating site for patient treatment while on clinical trial, which can vary greatly for several reasons including, but not limited to, geographic region, medical center or physician costs, and overhead costs. In addition, our estimates for per patient trial costs will vary based on a number of factors that include, but are not limited to, the extent of additional treatments that may be administered by investigators as a result of patient health status, recoverability of patient costs through insurance carriers of patients, and unanticipated cost of injuries incurred as a result of the clinical trial treatment. We accrue estimated expenses resulting from obligations under investigator site agreements as the timing of payments does not always timely align with the periods over which the treatments are administered by the clinical investigators. These estimates are typically based on contracted amounts, patient visit data, discussions with internal clinical stakeholders and outside service providers, and historical look-back analysis of actual payments made to date.

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

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in interest bearing cash accounts consisting of short-term debt securities issued by the U.S. government. The primary objective of our investment activities is to preserve principal. We adhere to an investment policy that requires us to limit amounts invested in securities based on credit rating, maturity, industry group and investment type and issuer, except for securities issued by the U.S. government. We do not have any derivative financial instruments or foreign currency instruments. As of December 31, 2022, we had $372.5 million invested in marketable securities with a maturity date of less than one year. As such we believe that we are not exposed to any material market risk. If interest rates had varied by 1% in the year ended December 31, 2022, the fair value of our investment portfolio would increase or decrease by approximately $0.6 million.

Inflation Risk

Inflation has not had a material effect on our business, financial condition or results of operations during the years ended

December 31, 2022, 2021, or 2020.

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

(b)  Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Item 9B.        Other Information

Subsequent Event – Acquisition of Proleukin®

Pursuant to that certain Option Agreement entered into on January 23, 2023 or the Option Agreement, between Iovance and Clinigen Holdings Limited, Clinigen Healthcare Limited and Clinigen, Inc., collectively, Clinigen, we will acquire worldwide rights to Proleukin®, aldesleukin, an IL-2 product used to promote T-cell activity following TIL infusion.

Material terms of the Option Agreement include an upfront payment of £167.7 million, or approximately $200 million, a £41.7 million, or approximately $50 million, milestone payment upon first approval of lifileucel in advanced melanoma, and deferred consideration based on double-digit rates on Proleukin® global net sales payable from Iovance to Clinigen following the completion of the transaction for the applicable deferred consideration term.

Subject to the terms and conditions of the Option Agreement, Clinigen granted us a call option to purchase (i) all issued and outstanding shares of Clinigen SP Limited, the Target, (ii) the business of the Target and Clinigen comprising the manufacturing, supply, commercialization and the generation of income from Proleukin® rights and the undertaking of an active role in the development, maintenance and exploitation of those rights, and (iii) certain specified assets identified in the Option Agreement and we granted Clinigen a put option to sell them.

The Option Agreement is subject to customary termination provisions, and we would be required to pay to Clinigen a reverse termination fee, less certain transaction fees and expenses incurred by us, upon certain events as described in the Option Agreement.

We have provided Clinigen with a parent guarantee in favor of Clinigen, which guarantees that we will promptly fulfill all its obligations under the Option Agreement, subject to the conditions set forth in the Option Agreement.

The closing of the transaction is subject to required regulatory approvals and clearances and other customary closing conditions.

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

3.6	Certificate of Amendment of Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2017).
3.7	Certificate of Amendment of Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8 K filed with the Commission on June 11, 2019).
3.8	Third Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2022).
4.1	Specimen of Stock Certificate (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 12, 2018).
4.2	Description of Securities (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2019).
10.1	Genesis Biopharma, Inc. 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8 K filed with the Commission on October 20, 2011).#
10.2

Form of Incentive Stock Option Agreement under the Genesis Biopharma Inc. 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2020).#

10.3

Form of Non-Qualified Stock Option Agreement under the Genesis Biopharma Inc. 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2020).#

10.4

Lion Biotechnologies, Inc. 2014 Equity Incentive Plan, as amended (incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on July 7, 2016).#

10.5

Form of Incentive Stock Option Agreement under the Lion Biotechnologies, Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2020).#

10.6

Form of Non-Qualified Stock Option Agreement under the Lion Biotechnologies, Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2020).#

10.7

Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Quarterly Report on Form 10-Q filed with the Commission on August 4, 2022).#

10.8

Form of Incentive Stock Option Agreement under the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.10 of Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2020).#

10.9

Form of Non-Qualified Stock Option Agreement under the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.11 of Registrant’s Annual report on Form 10-K filed with the Commission on February 25, 2020).#

10.10

Form of Stock Unit Notice and Stock Unit Agreement under the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan, as amended (June 2021 Retention Equity Awards) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2021).#

10.11

Form of Nonqualified Stock Option Award Agreement under the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan, as amended (June 2021 Retention Equity Awards) (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 10-Q filed with the Commission on August 5, 2021).#

10.12

Iovance Biotherapeutics, Inc, 2020 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 9, 2020).#

10.13

Iovance Biotherapeutics, Inc. Amended and Restated 2021 Inducement Plan (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 24, 2022).#**

10.14

Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Inducement Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 23, 2021).#

10.15

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2021 Inducement Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 23, 2021).#

10.16

Form of Deferred Stock Unit Notice and Deferred Stock Unit Agreement under the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 4, 2022).#

10.17

Patent License Agreement by and between Genesis Biopharma, Inc. and the National Institutes of Health effective October 5, 2011 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on December 13, 2011).*

10.18

Cooperative Research and Development Agreement for Intramural-PHS Clinical Research, dated August 5, 2011, by and between the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, and Genesis Biopharma, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (Amendment No. 2) filed with the Commission on November 29, 2011).

10.19	Form of Director Stock Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 25, 2013).#
10.20

Form of Registration Rights Agreement by and among Lion Biotechnologies, Inc. and the Investors thereunder (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 31, 2013).

10.21

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

10.22

Patent License Agreement, dated February 9, 2015, by and between Lion Biotechnologies, Inc. and the National Institutes of Health (incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10 K filed with the Commission on March 16, 2015).*

10.23

Patent License Agreement, dated February 10, 2015, by and between Lion Biotechnologies, Inc. and the National Institutes of Health (incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2015).*

10.24

First Amendment to Patent License Agreement, effective October 2, 2015, by and between Lion Biotechnologies, Inc. and the National Institutes of Health (incorporated herein by reference to Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015).*

10.25

Amended and Restated Patent License Agreement, by and between Iovance Biotherapeutics, Inc. and the National Institutes of Health (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10 Q filed with the Commission on August 5, 2021).*

10.26

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

10.28

Amendment #2 to the Cooperative Research and Development Agreement #02734, dated August 18, 2016, by and between the National Cancer Institute and Lion Biotechnologies, Inc. (incorporated herein by reference to Exhibit 10.3 to Amendment No. 2 to Registrant’s Registration Statement on Form S 1 filed with the Commission on August 31, 2016).

10.29

Manufacturing Services Agreement, dated November 23, 2015, by and between WuXi Advanced Therapies, Inc. and Lion Biotechnologies, Inc. (incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 9, 2017).*

10.30

Strategic Alliance Agreement, effective as of April 17, 2017, between Lion Biotechnologies, Inc. and The University of Texas M.D. Anderson Cancer Center (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10 Q filed with the Commission on August 3, 2017).*

10.31

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

10.34

Severance Agreement and General Release, effective as of July 8, 2020, between Iovance Biotherapeutics, Inc. and Timothy Morris (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2020).*#

10.35

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

10.37

Executive Employment Agreement, effective as of December 14, 2020, by and between Jean-Marc Bellemin and Iovance Biotherapeutics, Inc. (incorporated herein by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2021).#+

10.38

Executive Employment Agreement, effective as of March 15, 2021, by and between Igor Bilinsky, Ph.D. and Iovance Biotherapeutics, Inc. (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 10-K filed with the Commission on May 6, 2021).#+

10.39

Office Lease, effective as of August 4, 2016, by and between Lion Biotechnologies, Inc. and Hudson Skyway Landing, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8 K filed with the Commission on August 8, 2016).

10.40

Office Lease, effective as of October 19, 2018, by and between Iovance Biotechnologies, Inc. and Hudson Skyway Landing, LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8 K filed with the Commission on October 25, 2018).

10.41

First Amendment to the Office Lease, effective as of June 19, 2019, between Iovance Biotherapeutics, Inc. and Hudson Skyway Landing, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2019).

10.42

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

10.44

Lease Agreement, effective as of May 28, 2019, by and between Iovance Biotherapeutics, Inc. and 300 Rouse Boulevard, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 3, 2019).

10.45

First Amendment to the Lease Agreement, effective as of August 20, 2019, between Iovance Biotherapeutics, Inc. and 300 Rouse Boulevard, LLC (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2019).

10.46

Second Amendment to the Lease Agreement, effective as of June 30, 2020, between Iovance Biotherapeutics, Inc. and 300 Rouse Boulevard, LLC (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2020).

10.47

Third Amendment to the Lease Agreement, effective as of November 1, 2021, between Iovance Biotherapeutics, Inc. and 300 Rouse Boulevard, LLC (incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 24, 2022).

10.48

Lease Agreement, effective as of February 8, 2021, by and between Iovance Biotherapeutics, Inc. and ARE-San Francisco No. 63, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 9, 2021).

10.49

Option Agreement, dated January 23, 2023, by and among Iovance Biotherapeutics, Inc., Iovance Biotherapeutics UK Ltd, Clinigen Holdings Limited, Clinigen Healthcare Limited, and Clinigen, Inc. (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed with the Commission on January 27, 2023).

21.1	Subsidiaries of the Company.**
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.**
23.2	Consent of Marcum, LLP, Independent Registered Public Accounting Firm.**
24.1	Power of Attorney (included on the signature page of this Annual Report).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**
32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith).**
32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith).**
101

The following financial information from the Annual Report on Form 10-K of Iovance Biotherapeutics, Inc. for the year ended December 31, 2022, formatted inline XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of December 31, 2022 and 2021 (2) Statements of Income for the years ended December 31, 2022 and 2021; (3) Statements of Shareholders’ Equity for the years ended December 31, 2022 and 2021; (4) Statements of Cash Flows for the years ended December 31, 2022 and 2021; and (5) Notes to Financial Statements.

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

IOVANCE BIOTHERAPEUTICS, INC.

Date: February 28, 2023	By:	/s/ Frederick G. Vogt
		Name:	Frederick G. Vogt, Ph.D., J.D.
		Title:	Interim Chief Executive Officer and President, and General Counsel

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

Signature	Title	Date

/s/ Frederick G. Vogt	Interim Chief Executive Officer and President, and	February 28, 2023
Frederick G. Vogt, Ph.D., J.D.	General Counsel (Principal Executive Officer)

/s/ Jean-Marc Bellemin	Chief Financial Officer and Treasurer	February 28, 2023
Jean-Marc Bellemin	(Principal Financial Officer and Accounting Officer)

/s/ Merrill A. McPeak	Director	February 28, 2023
Merrill A. McPeak

/s/ Michael Weiser	Director	February 28, 2023
Michael Weiser, M.D., Ph.D.

/s/ Ryan D. Maynard	Director	February 28, 2023
Ryan D. Maynard

/s/ Iain Dukes	Director	February 28, 2023
Iain Dukes, D.Phil.

/s/ Wayne Rothbaum	Director	February 28, 2023
Wayne Rothbaum

/s/ Athena Countouriotis	Director	February 28, 2023
Athena Countouriotis, M.D.
/s/ Wendy L. Dixon	Director	February 28, 2023
Wendy L. Dixon, Ph.D.

IOVANCE BIOTHERAPEUTICS, INC.

Index to Financial Statements

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Iovance Biotherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Iovance Biotherapeutics, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

Accrued clinical development costs

Description of the Matter

During 2022, the Company incurred $294.8 million of research and development expenses and accrued $14.8 million of clinical development costs as of December 31, 2022. As described in Note 2 to the Financial Statements, the Company determines accruals for clinical development costs based on the various clinical trial activities performed pursuant to contracts with third-party contract research organizations (“CROs”), which comprise a significant component of the Company’s research and development expenses. Clinical development costs are accrued and expensed based on the percentage of work completed in accordance with agreements established with CROs. The timing and amount of payments required under each individual arrangement are often different from the pattern of costs actually incurred. The Company accrues clinical development costs under its contracts with third-party service providers based on the progress or stage of completion of trials or services completed by vendors over the life of the individual trial, number of subjects enrolled, and number of sites activated.

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

How We Addressed the Matter in Our Audit

To test accrued clinical development costs, our audit procedures included, among others, testing the accuracy and completeness of the inputs used in management’s analysis to determine costs incurred. We also inspected terms and conditions for selected CRO contracts and change orders and compared these to the cost models management used in tracking the progress of service agreements. We met with internal clinical personnel to understand the status of significant clinical activities. We evaluated services provided by third parties by understanding the terms and timeline of significant projects, evaluated management’s determination of work performed, subjects enrolled, sites activated and costs incurred, and obtained external confirmation of the direct cost, and contracts and change orders executed by the Company for selected CROs as well as key terms and conditions of those contracts. Further, we inspected selected invoices received from third parties after the balance sheet date and evaluated whether services performed prior to the balance sheet date had been properly included in costs accrued.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.
San Mateo, California
February 28, 2023

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Iovance Biotherapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Iovance Biotherapeutics, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Iovance Biotherapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2022 and 2021, the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes, and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

San Mateo, California
February 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Iovance Biotherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Iovance Biotherapeutics, Inc. (the “Company”) as of December 31, 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Incremental Borrowing Rate (Leases)

Description of the Matter

As discussed in Note 10 to the 2020 consolidated financial statements, the Company’s reported right-of-use assets, current lease liabilities and long-term lease liabilities, utilize discount rates to calculate the estimated present value of future lease payments. Since the Company’s leases do not provide an implicit rate, management utilized a third-party valuation specialist to assist in estimating the incremental borrowing rates used in its present value calculation, which required subjectivity. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. As of December 31, 2020, the weighted average incremental borrowing rate used to determine the operating lease liability is 8.3%.

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

New York, NY
February 25, 2021

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share information)

	December 31,	December 31,
	2022	2021
ASSETS

Current Assets
Cash and cash equivalents	$231,731	$78,229
Short-term investments	240,114	426,181
Prepaid expenses and other assets	7,271	3,546
Total Current Assets	479,116	507,956

Property and equipment, net	105,232	100,938
Operating lease right-of-use assets	73,015	68,983
Long-term investments	—	91,588
Restricted cash	6,430	6,084
Long-term assets	189	1,784
Total Assets	$663,982	$777,333

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$26,603	$27,377
Accrued expenses	52,295	56,766
Operating lease liabilities	12,587	5,057
Total Current Liabilities	91,485	89,200

Non-Current Liabilities
Operating lease liabilities – non-current	71,859	65,474
Long-term note payable	1,000	1,000
Total Non-Current Liabilities	72,859	66,474
Total Liabilities	164,344	155,674

Commitments and contingencies

Stockholders’ Equity
Series A Convertible Preferred stock, $0.001 par value; 17,000 shares designated, 194 shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Series B Convertible Preferred stock, $0.001 par value; 11,500,000 shares designated, 2,842,158 shares issued and outstanding as of December 31, 2022 and December 31, 2021	3	3
Common stock, $0.000041666 par value; 300,000,000 shares authorized, 187,812,072 and 157,004,742 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	8	7
Accumulated other comprehensive loss	(902)	(601)
Additional paid-in capital	2,068,867	1,794,695
Accumulated deficit	(1,568,338)	(1,172,445)
Total Stockholders’ Equity	499,638	621,659
Total Liabilities and Stockholders’ Equity	$663,982	$777,333

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Statements of Operations

(In thousands, except per share information)

	Years Ended December 31,
	2022	2021	2020
Costs and expenses
Research and development	$294,781	$259,039	$201,727
General and administrative	104,097	83,664	60,210
Total costs and expenses	398,878	342,703	261,937

Loss from operations	(398,878)	(342,703)	(261,937)
Other income
Interest income, net	2,985	451	2,356
Net Loss	(395,893)	(342,252)	(259,581)
Net Loss Per Share of Common Stock, Basic and Diluted	$(2.49)	$(2.23)	$(1.88)
Weighted Average Shares of Common Stock Outstanding, Basic and Diluted	159,259	153,406	138,301

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2022	2021	2020
Net Loss	$(395,893)	$(342,252)	$(259,581)
Other comprehensive loss:
Unrealized loss on investments	(301)	(620)	(201)
Comprehensive Loss	$(396,194)	$(342,872)	$(259,782)

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Statements of Stockholders' Equity

(In thousands, except share information)

	Series A		Series B
	Convertible		Convertible				Additional	Accumulated other		Total
	Preferred Sock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2020	194	$—	3,581,119	$4	126,411,808	$5	$869,354	$220	$(570,612)	$298,971
Stock-based compensation expense	—	—	—	—	—	—	40,775	—	—	40,775
Vesting of restricted stock shares issued for services	—	—	—	—	13,449	—	112	—	—	112
Tax payments related to shares withheld for vested restricted stock units	—	—	—	—	—	—	(284)	—	—	(284)
Common stock issued upon exercise of stock options	—	—	—	—	973,854	—	9,663	—	—	9,663
Common stock sold in public offering, net of offering costs	—	—	—	—	19,475,806	1	567,042	—	—	567,043
Unrealized loss on investments	—	—	—	—	—	—	—	(201)	—	(201)
Net loss	—	—	—	—	—	—	—	—	(259,581)	(259,581)
Balance - December 31, 2020	194	$—	3,581,119	$4	146,874,917	$6	$1,486,662	$19	$(830,193)	$656,498
Stock-based compensation expense	—	—	—	—	—	—	69,765	—	—	69,765
Common stock issued upon purchase through employee stock purchase plan	—	—	—	—	94,148	—	1,586	—	—	1,586
Common stock issued upon exercise of stock options	—	—	—	—	2,822,617	—	33,526	—	—	33,526
Common stock sold in public offering, net of offering costs	—	—	—	—	6,474,099	1	203,155	—	—	203,156
Common stock issued from preferred stock conversion	—	—	(738,961)	(1)	738,961	—	1	—	—	—
Unrealized loss on investments	—	—	—	—	—	—	—	(620)	—	(620)
Net loss	—	—	—	—	—	—	—	—	(342,252)	(342,252)
Balance - December 31, 2021	194	$—	2,842,158	$3	157,004,742	$7	$1,794,695	$(601)	$(1,172,445)	$621,659
Stock-based compensation expense	—	—	—	—	—	—	84,022	—	—	84,022
Common stock issued upon purchase through employee stock purchase plan	—	—	—	—	262,701	—	1,655	—	—	1,655
Vesting of restricted shares issued for services	—	—	—	—	894,760	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(342,703)	—	(2,649)	—	—	(2,649)
Common stock issued upon exercise of stock options	—	—	—	—	203,579	—	1,642	—	—	1,642
Unrealized loss on investments	—	—	—	—	—	—	—	(301)	—	(301)
Common stock sold in public offering, net of offering costs	—	—	—	—	29,788,993	1	189,501	—	—	189,502
Net loss	—	—	—	—	—	—	—	—	(395,893)	(395,893)
Balance - December 31, 2022	194	$—	2,842,158	$3	187,812,072	$8	$2,068,867	$(902)	$(1,568,338)	$499,638

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net loss	$(395,893)	$(342,252)	$(259,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	84,022	69,765	40,887
Amortization of right of use asset	11,825	10,869	7,572
Depreciation and amortization	9,310	3,111	1,140
Accretion of discounts and premiums on investments	474	6,013	1,865
Loss on write-off of fixed assets	397	—	—
Changes in assets and liabilities:
Prepaid expenses, other assets and long-term assets	(2,130)	2,775	(6,688)
Operating lease liabilities, net of tenant improvement allowance received	(1,942)	(5,882)	(11,474)
Accounts payable	5,883	6,976	(2,964)
Accrued expenses and other liabilities	(4,703)	20,684	24,109
Net cash used in operating activities	(292,757)	(227,941)	(205,134)

Cash Flows from Investing Activities
Maturities of investments	522,696	762,914	676,601
Purchase of investments	(245,816)	(725,208)	(947,663)
Purchase of property and equipment	(20,425)	(37,574)	(46,791)
Net cash provided by / (used in) investing activities	256,455	132	(317,853)

Cash Flows from Financing Activities
Tax payments related to shares withheld for vested restricted stock units	(2,649)	—	(284)
Proceeds from the issuance of common stock under employee stock purchase plan	1,655	1,586	—
Proceeds from the issuance of common stock upon exercise of options	1,642	33,526	9,663
Proceeds from the issuance of common stock, net	189,502	203,156	567,043
Proceeds from the issuance of debt	—	1,000	—
Net cash provided by financing activities	190,150	239,268	576,422
Net increase in cash, cash equivalents and restricted cash	153,848	11,459	53,435
Cash, Cash Equivalents and Restricted Cash Beginning of Period	84,313	72,854	19,419
Cash, Cash Equivalents and Restricted Cash End of Period	$238,161	$84,313	$72,854

Supplemental disclosure of non-cash investing and financing activities:
Net unrealized loss on investments	$(301)	$(620)	(201)
Acquisition of property and equipment included in accounts payable and accrued expenses	5,985	12,410	5,094
Conversion of convertible preferred stock to common stock	—	1	—
Lease liabilities arising from obtaining right-of-use asset from new leases	553	17,275	45,968
Lease liabilities arising from obtaining right-of-use asset from lease modifications	15,304	7,800	826

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL ORGANIZATION, BUSINESS AND LIQUIDITY

General Organization and Business

Iovance Biotherapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company pioneering a transformational approach to treating cancer by harnessing the human immune system’s ability to recognize and destroy diverse cancer cells using therapies personalized for each patient. The Company’s mission is to be the global leader in innovating, developing and delivering tumor infiltrating lymphocyte (“TIL”) therapies for patients with solid tumor cancers. The Company’s autologous TIL therapy platform uses a centralized, scalable, and proprietary 22-day manufacturing process to grow polyclonal T-cells unique to each patient and yields a cryopreserved, individualized therapy. The Company is currently conducting clinical trials to investigate multiple TIL therapies for multiple indications, including its lead product candidate, lifileucel, for advanced, or metastatic or unresectable melanoma. The Company initiated a rolling Biologics License Application (“BLA”) submission to the U.S. Food and Drug Administration (“FDA”) for lifileucel in August 2022 and expects to complete the rolling BLA submission in the first quarter of 2023. The Company is also pursuing registrational strategies for lifileucel in advanced cervical cancer and for its TIL therapy LN-145 in metastatic non-small cell lung cancer (“NSCLC”). In addition, the Company is investigating next generation approaches to optimize TIL products, manufacturing processes and treatment regimens, including a first-in-human clinical trial of its lead genetically modified TIL therapy, IOV-4001. The Company is also exploring a 16-day manufacturing process, tumor tissue procurement via core biopsy, additional genetically modified TIL therapies including multiple immune checkpoint gene edits and cytokine-tethered TIL therapies, as well as, a novel interleukin-2 (“IL-2”) analog, designated IOV-3001, as potential avenues to improve manufacturing timelines, sample collection and supportive treatments involved in the overall TIL therapy process and treatment regimen.

Liquidity

The Company is currently engaged in the development of therapeutics to fight cancer, specifically solid tumors. The Company currently does not have any commercial products and has not yet generated any revenues from its business, nor does the Company currently anticipate that it will generate any significant revenues from the sale or licensing of any of its product candidates during the twelve months from the date these consolidated financial statements are issued. The Company has incurred a net loss of $395.9 million for the year ended December 31, 2022 and used $292.8 million of cash in its operating activities during the year ended December 31, 2022. As of December 31, 2022, the Company had $478.3 million in cash, cash equivalents, investments, and restricted cash ($231.7 million of cash and cash equivalents, $240.1 million in short-term investments and $6.4 million in restricted cash).

The Company expects to continue to incur significant expenses to support its research and development activities, on-going pre-commercial activities and completion of the construction of tenant improvements for the Iovance Cell Therapy Center (the “iCTC”) facility during 2023 and beyond. Specifically, the Company expects continued spending on its current and planned clinical trials, continued expansion of manufacturing activities, higher payroll expenses as the Company increases its professional and scientific staff and continuation of pre-commercial activities. Based on the funds the Company has available as of the date these consolidated financial statements are issued, the Company believes that it has sufficient capital to fund its anticipated operating expenses and capital expenditures as planned for at least the next twelve months from the date these consolidated financial statements are issued.

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

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Cash, Cash Equivalents, and Investments

The Company’s cash and cash equivalents include short-term investments with original maturities of three months or less when purchased. The Company's investments are classified as “available-for-sale.” The Company includes these investments in current assets or non-current assets in the Consolidated Balance Sheets based on the length of maturity from the reporting date and carries them at fair value. Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive loss. Impairment losses related to credit losses (if any) are recorded as an allowance for credit losses with an offsetting entry to Interest income, net. No impairment losses related to credit losses were recognized for the years ended December 31, 2022, and 2021. The cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in Interest income, net in the Consolidated Statements of Operations. Gains and losses on securities sold are recorded based on the specific identification method and are included in Interest income, net in the Consolidated Statements of Operations. The Company has not incurred any realized gains or losses from sales of securities to date. The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities and commercial paper, and places restrictions on maturities and concentration by type and issuer, except for securities issued by the U.S. government.

Restricted Cash

The Company maintains a required minimum balance in a segregated bank account in connection with its letters of credit for which amounts are restricted as to their use by the Company. Currently, the Company’s letters of credit are primarily comprised of one for the benefit of the landlord for the iCTC used as a security deposit for the lease in the amount $5.45 million (See Note 10 - Leases) and one for $0.6 million for the benefit of the landlord for the Company’s current headquarters’ lease. The total amount of the Company’s letters of credit is classified as Restricted Cash on the Consolidated Balance Sheets. The letter of credit for $5.45 million originally expired on May 28, 2020, however, it automatically extends for additional one-year periods, without written agreement, to May 28 in each succeeding calendar year, through at least 60 days after the lease expiration date. Further, on the expiration of the seventh year of the lease, and each anniversary date thereafter, the letter of credit may be decreased by $1.0 million with a minimum security deposit of $1.5 million maintained through the end of the lease term. The letter of credit with the landlord for the Company’s current headquarters’ lease expires on February 1, 2032, however, it will be automatically extended, without written agreement, for one-year periods to February in each succeeding calendar year. As of December 31, 2022 and December 31, 2021, restricted cash consisted of $6.4 million and $6.1 million, respectively. This amount has been classified as a non-current asset in the Company’s Consolidated Balance Sheets.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	December 31,
	2022	2021	2020
Cash and cash equivalents	$231,731	$78,229	$67,329
Restricted cash	6,430	6,084	5,525
Total cash, cash equivalents and restricted cash	$238,161	$84,313	$72,854

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, management prepares an estimate of future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2022, 2021, and 2020, the Company did not recognize any impairments for its property and equipment.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

Diluted net loss per share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding and the dilutive common stock equivalent outstanding during the period. The Company’s potentially dilutive common stock equivalent shares, which include incremental common shares issuable upon (i) the exercise of outstanding stock options, (ii) purchases though the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), (iii) vesting of restricted stock units, and (vi) conversion of preferred stock, are only included in the calculation of diluted net loss per share when their effect is dilutive.

As of December 31, 2022, 2021, and 2020, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	As of December 31,
	2022	2021	2020
Stock options	15,240,197	12,520,865	12,615,638
Employee Stock Purchase Plan	260,859	85,227	37,259
Restricted stock units	2,436,764	1,110,010	—
Series A Convertible Preferred Stock*	97,000	97,000	97,000
Series B Convertible Preferred Stock*	2,842,158	2,842,158	3,581,119
	20,876,978	16,655,260	16,331,016

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

When quoted market prices are not available for a specific security, the Company estimates the fair value by using quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to, benchmark yields, interest rate curves, reported trades, broker/dealer quotes, and market reference data. Level 2 assets consist of commercial paper, corporate securities and government agency securities. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset.

The Company’s financial instruments consist of Level 1 and Level 2 assets.

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

Leases

The Company determines if an arrangement includes a lease at inception and thereafter, if modified. Operating leases are included in its Consolidated Balance Sheets as Operating lease right-of-use assets and Operating lease liabilities as of December 31, 2022 and 2021. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date or modification date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses an estimated incremental borrowing rate that is applicable to the Company based on the information available at the later of the lease commencement or modification date.

The operating lease right-of-use assets also include any lease payments made less lease incentives. The Company’s leases may include options to extend or terminate the lease, which is considered in the lease term when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term and recorded in costs and expenses in the Consolidated Statements of Operations. The Company has elected not to apply the recognition requirements of Accounting Standards Update (“ASU”) No. 2016-02 and No. 2018-10 (together “Topic 842”) for short-term leases.

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

The Company issues restricted stock units (“RSUs”) from time to time as part of its equity incentive plans. The Company measures the compensation cost with respect to RSUs issued to employees based upon the estimated fair value of the equity instruments at the date of the grant, which is recognized as an expense over the period during which an employee is required to provide services in exchange for the awards. The fair value of RSUs is based on the closing price of the Company’s common stock on the grant date. In addition to RSUs that have time-based vesting requirements, from time to time the Company may issue RSUs that include certain performance vesting criteria based upon the satisfaction of stated objectives (“PRSUs”). The Company measures the compensation cost with respect to PRSUs issued to employees based upon the estimated fair value of the equity instruments at the date of grant, which is recognized as an expense over the period that achievement is determined to be probable through the stated service period associated with the award.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued Research and Development Costs

Research and development costs are expensed as incurred. Clinical development costs compose a significant component of research and development costs. The Company has a history of contracting with third parties, including contract research organizations (“CROs”), independent clinical investigators, and contract manufacturing organizations (“CMOs”) that perform various clinical trial activities on the Company’s behalf in connection with the ongoing development of the Company’s product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. The Company accrues and expenses costs for clinical trial activities performed by third parties based upon the work completed to date for each clinical trial in accordance with agreements established with CROs, hospitals, and clinical investigators. Accruals for CROs and CMOs are recorded based on services received and efforts expended pursuant to agreements established with CROs, CMOs and other outside service providers. The Company determines its costs through discussions with internal clinical stakeholders and outside service providers as to the progress or stage of completion of clinical trials or services and the contracted fee to be paid for such services.

Included in the Company’s clinical development costs are investigator costs, which are costs associated with treatments administered at clinical sites as required under each clinical trial protocol. The Company’s estimates for clinical investigator costs and timing of expense recognition will depend on a number of factors that include, but are not limited to, (i) the overall number of patients that enroll in the trial at each individual site, (ii) the length of clinical trial enrollment period, (iii) discontinuation and completion rates of patients, (iv) duration of patient safety follow-ups, (v) the number of sites included in the clinical trial, and (vi) the contracted fee of each participating site for patient treatment while on clinical trial, which can vary greatly for several reasons including, but not limited to, geographic region, medical center or physician costs, and overhead costs. In addition, the Company’s estimates for per patient trial costs will vary based on a number of factors that include, but are not limited to, the extent of additional treatments that may be administered by investigators as a result of patient health status, recoverability of patient costs through insurance carriers of patients, and unanticipated cost of injuries incurred as a result of the clinical trial treatment. The Company accrues estimated expenses resulting from obligations under investigator site agreements as the timing of payments does not always timely align with the periods over which the treatments are administered by the clinical investigators. These estimates are typically based on contracted amounts, patient visit data, discussions with internal clinical stakeholders and outside service providers, and historical look-back analysis of actual payments made to date.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, procurement, legal, investor relations, facilities, business development, marketing, commercial and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, sublicense royalty expenses, legal fees relating to corporate matters, insurance, public company expenses relating to maintaining compliance with Nasdaq listing rules and Securities and Exchange Commission (“SEC”) requirements, investor relations costs, and fees for accounting and consulting services. General and administrative costs are expensed as incurred.

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

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASC Topic 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will classify as income tax expense any interest and penalties. The Company has no material uncertain tax positions for any of the reporting periods presented.

Concentrations

The Company is subject to credit risk from its portfolio of cash, cash equivalents and investments. Under its investment policy, the Company limits amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. The Company does not believe it is exposed to any significant concentrations of credit risk from these financial instruments. The Company maintains cash, cash equivalents and investment balances at four financial institutions. Management believes that the financial institutions which hold its cash are financially sound and, accordingly, minimal credit risk exists. As of December 31, 2022 and 2021, respectively, the Company’s cash balances were in excess of insured limits maintained at the financial institutions.

Segment Reporting

The Company operates in one segment, focused on developing and commercializing therapies using autologous TIL for the treatment of metastatic melanoma and other solid tumor cancers.

NOTE 3. CASH EQUIVALENTS AND INVESTMENTS

The amortized cost and fair value of cash equivalents and investments as of December 31, 2022 and December 31, 2021 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2022	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$118,570	$—	$(850)	$117,720
U.S. government agency securities	11,272	—	(7)	11,265
Corporate securities	7,230	—	—	7,230
Commercial paper	148,299	8	(53)	148,254
Money market funds	88,001	—	—	88,001
Total investments	$373,372	$8	$(910)	$372,470

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2021	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$247,287	$—	$(520)	$246,767
U.S. government agency securities	5,104	—	(7)	5,097
Corporate securities	35,627	—	(39)	35,588
Commercial paper	235,352	10	(46)	235,316
Money market funds	56,250	—	—	56,250
Total investments	$579,620	$10	$(612)	$579,018

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of cash equivalents and investments as of December 31, 2022 and December 31, 2021 are classified as follows in the Company’s Consolidated Balance Sheets (in thousands):

	December 31,	December 31,
Classified as:	2022	2021
Cash equivalents	$132,356	$61,249
Short-term investments	240,114	426,181
Long-term investments	—	91,588
Total investments	$372,470	$579,018

Cash equivalents in the tables above exclude cash demand deposits of $99.4 million and $17.0 million as of December 31, 2022 and 2021, respectively. Unrealized gains and losses are included in accumulated other comprehensive (loss) income, and as of December 31, 2022 and 2021 no unrealized losses on available-for-sale securities have resulted from credit risk. All available-for-sale securities held as of December 31, 2022 and December 31, 2021 had contractual maturities of less than one year. No significant available-for-sale securities held as of the periods presented have been in a continuous unrealized loss position for more than 12 months. The Company determined that it has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. To date, the Company has not recorded any impairment charges on its marketable securities.

Recurring Fair Value Measurements

The following table summarizes the Company’s available-for-sale investments by contractual maturity (in thousands):

	December 31, 2022
	Amortized Cost	Fair Value
Within one year	$373,372	$372,470
Total investments	$373,372	$372,470

As of December 31, 2022 and 2021, the fair value of the Company’s financial assets that are measured at fair value on a recurring basis, which consist of cash equivalents and short-term and long-term investments classified as available-for-sale securities, are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$117,720	$—	$—	$117,720
U.S. government agency securities	—	11,265	—	11,265
Corporate securities	—	7,230	—	7,230
Commercial paper	—	148,254	—	148,254
Money market funds	88,001	—	—	88,001
Total	$205,721	$166,749	$—	$372,470

	Assets at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$246,767	$—	$—	$246,767
U.S. government agency securities	—	5,097	—	5,097
Corporate securities	—	35,588	—	35,588
Commercial paper	—	235,316	—	235,316
Money market funds	56,250	—	—	56,250
Total	$303,017	$276,001	$—	$579,018

Level 2 assets consist of commercial paper and government agency securities. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	December 31,	December 31,
	2022	2021
Leasehold improvements	$74,305	$57,817
Lab, process, and validation equipment	22,136	8,686
Utility equipment	5,951	4,179
Office furniture and equipment	2,927	1,244
Computer software	6,736	1,163
Computer equipment	695	674
Machinery and equipment	82	82
Construction in progress	9,118	35,782
Total property and equipment, cost	121,950	109,627
Less: Accumulated depreciation and amortization	(16,718)	(8,689)
Property and equipment, net	$105,232	$100,938

Depreciation expense for the years ended December 31, 2022, 2021, and 2020 was approximately $9.3 million, $3.1 million and $1.1 million, respectively. During the years ended December 31, 2022 and 2021, the Company placed $27.2 million and $62.4 million of assets related to the iCTC in service and initiated depreciation of these assets. The depreciation expense related to these assets for the years ended December 31, 2022 and 2021 was $2.7 million and $1.6 million, respectively.

NOTE 5. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2022	2021
Accrued payroll and employee related expenses	$19,407	$21,513
Clinical related	14,812	18,167
Manufacturing related	4,652	6,566
Facilities related	6,510	4,857
Legal and related services	3,015	1,907
Other accrued expenses	3,899	3,756
Total accrued expenses	$52,295	$56,766

NOTE 6. STOCKHOLDERS’ EQUITY

Common Stock

The Company’s certificate of incorporation, as amended, authorizes the issuance of up to 300,000,000 shares of the Company’s common stock, par value $0.000041666. As of December 31, 2022, 187,812,072 shares of the Company’s common stock were issued and outstanding.

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

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At the Market Offering Program

On February 8, 2021, the Company entered into an Open Market Sale Agreement (the “First Sales Agreement”) with Jefferies LLC (“Jefferies”) with respect to an “at the market” offering program, under which the Company may, from time to time, in its sole discretion, issue and sell through Jefferies, acting as sales agent, up to $350.0 million of shares of the Company’s common stock (the “Common Shares”). On November 18, 2022, the Company entered into a new Open Market Sales Agreement (the “Second Sales Agreement”), which superseded and replaced the First Sales Agreement dated February 8, 2021. Under the terms of the Second Sales Agreement, the Company may, from time to time, in its sole discretion, issue and sell up to $500.0 million of shares of the Company’s Common Shares. The issuance and sale, if any, of the Common Shares by the Company under the First Sales Agreement and Second Sales Agreement (together, the “Sales Agreements”) will be made pursuant to a prospectus supplement, dated February 8, 2021 and November 18, 2022, to the Company’s Registration Statement on Form S-3ASR, which became effective immediately upon filing with the Securities and Exchange Commission on May 27, 2020.

Pursuant to the Sales Agreements, Jefferies may sell the Common Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended. Jefferies will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the Common Shares from time to time, based upon instructions from the Company (including any price or size limits or other customary parameters or conditions the Company may impose). The Company will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any Common Shares sold through Jefferies under the Sales Agreements.

The Company is not obligated to make any sales of Common Shares under the Sales Agreements. The offering of Common Shares pursuant to the Sales Agreement will terminate upon the earlier to occur of (i) the issuance and sale, through Jefferies, of all Common Shares subject to the Sales Agreement and (ii) termination of the Sales Agreements in accordance with its terms.

For the years ended December 31, 2022 and 2021, the Company received $189.5 million and $203.2 million in net proceeds, net of offering costs, through the sale of 29,788,993 shares and 6,474,099 shares of its common stock through the Sales Agreements at a weighted average price per share of $6.52 and $32.12, respectively.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock. As of December 31, 2022, 17,000 shares were designated as Series A Convertible Preferred Stock and 11,500,000 shares were designated as Series B Convertible Preferred Stock.

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

No shares of Series A Convertible Preferred Stock were converted to common stock during the year ended December 31, 2022 and 2021. As of December 31, 2022, and 2021, 194 shares of Series A Convertible Preferred Stock (that are convertible into 97,000 shares of common stock) remained outstanding.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

No shares of Series B Convertible Preferred Stock were converted to common stock during the year ended December 31, 2022. During the year ended December 31, 2021, 738,961 shares of Series B Convertible Preferred Stock were converted to common stock. At December 31, 2022 and 2021, 2,842,158 shares of Series B Preferred Stock (that are convertible into 2,842,158 shares of common stock) remained outstanding.

Equity Incentive Plans

The Company has multiple equity incentive plans under which it grants awards. As of December 31, 2022, there are 38,298 shares available to grant under the 2014 Equity Incentive Plan (the “2014 Plan”).

On April 22, 2018, the Company’s board of directors (the “Board”) adopted the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (the “2018 Plan”), which was approved by the Company’s stockholders in June 2018. The 2018 Plan as approved initially authorized the issuance up to an aggregate of 6,000,000 shares of common stock in the form of incentive (qualified) stock options, non-qualified options, common stock, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards or any combination of the foregoing. On June 8, 2020, the Company's stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2018 Plan from 6,000,000 to 14,000,000 shares, which became effective immediately. Additionally, on June 10, 2022, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2018 Plan from 14,000,000 to 20,700,000 shares, which became effective immediately. As of December 31, 2022, 6,881,610 shares of common stock were available for grant under the Company’s 2018 Plan.

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

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, equity awards under the 2021 Inducement Plan may only be made to an employee if such employee is granted such equity awards in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. In addition, awards under the 2021 Inducement Plan may only be made to employees who have not previously been an employee or member of the Board (or any parent or subsidiary of the Company) or following a bona fide period of non-employment of the employee by the Company (or a parent or subsidiary of the Company). As of December 31, 2022, 55,925 shares of common stock were available for grant under the Inducement Plan.

Stock Options

A summary of the status of stock options as of December 31, 2022, and the changes during the three years then ended, is presented in the following table:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contract	Value
	Options	Price	Life	(in thousands)
Outstanding at January 1, 2020	9,494,712	$12.00
Issued	4,981,001	28.17
Exercised	(973,854)	9.92
Expired/Cancelled	(886,221)	18.67
Outstanding at December 31, 2020	12,615,638	$18.08
Issued	5,528,724	38.05
Exercised	(2,822,617)	11.88
Expired/Cancelled	(2,800,880)	32.58
Outstanding at December 31, 2021	12,520,865	$25.05
Issued	3,455,027	13.31
Exercised	(203,579)	8.06
Expired/Cancelled	(532,116)	29.65
Outstanding at December 31, 2022	15,240,197	$22.45	7.27	$245
Ending vested and expected to vest at December 31, 2022	15,240,197	$22.45	7.27	$245
Options exercisable at December 31, 2022	9,639,339	$22.82	6.34	$243

As of December 31, 2022, there was $58.9 million of total unrecognized compensation expense related to unvested employee stock options, which the Company expects to recognize over a remaining weighted average period of 1.81 years.

The weighted average grant date fair value for employee options granted under the Company's stock option plans during the years ended December 31, 2022, 2021, and 2020 was $8.29, $22.28, and $17.32 per option, respectively.

The aggregate intrinsic value in the table above reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year ended December 31, 2022 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2022. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

The aggregate intrinsic value of stock options exercised during the year ended December 31, 2022, 2021, and 2020 were $0.04 million, $21.3 million, and $21.4 million, respectively.

Employee Stock Purchase Plan

In June 2020, the Company adopted the 2020 ESPP upon its approval by the Company’s shareholders at its Annual Stockholders Meeting on June 8, 2020. The Company reserved 500,000 shares of its common stock for issuance under the 2020 ESPP.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the 2020 ESPP, employees of the Company can purchase shares of our common stock based on a percentage of their compensation subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair market value of its common stock on the offering date or the purchase date with a six-month look-back feature. The 2020 ESPP purchases are settled with common stock from the 2020 ESPP’s previously authorized and available pool of shares.

The compensation expense related to the 2020 ESPP for the years ended December 31, 2022, 2021 and 2020 was $1.3 million, $1.2 million and $0.1 million, respectively. Under the 2020 ESPP, for the years ended December 31, 2022, and 2021, the Company received proceeds of $1.7 million for the issuance of 262,701 shares, and $1.6 million for the issuance of 94,148 shares, respectively. As of December 31, 2020, no shares were issued un the 2020 ESPP. As of December 31, 2022, there was $0.5 million of unrecognized compensation cost associated with the 2020 ESPP, which is expected to be recognized over 5.33 months.

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

A summary of the RSU and PRSU activity during the years ended December 31, 2022, and 2021 is presented in the following table:

		Weighted
	Number	Average
	of	Grant Date
	RSUs and PRSUs	Fair Value
Outstanding, non-vested as of December 31, 2020	—	$—
Granted	1,253,540	23.87
Vested	—	—
Canceled/Forfeited	(143,530)	23.87
Outstanding, non-vested as of December 31, 2021	1,110,010	$23.87
Granted	2,391,203	14.13
Vested/Released	(894,760)	23.87
Canceled/Forfeited	(169,689)	17.77
Outstanding as of December 31, 2022	2,436,764	$14.74
Ending vested and expected to vest at December 31, 2022	2,267,659	$14.06

During the year ended December 31, 2022, 2.4 million restricted units were granted, of which only 100,000 were PRSUs. No PRSUs were granted during the year ended December 31, 2021.

As of December 31, 2022, there was $20.6 million of unrecognized stock-based compensation expense associated with unvested RSUs and PRSUs, which the Company expects to recognize over a remaining weighted-average period of 1.72 years. The aggregate intrinsic value of the unvested RSUs and PRSUs outstanding as of December 31, 2022 and 2021, was $14.5 million and $21.2 million, respectively.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

Total stock-based compensation expense related to the Company’s stock-based awards was recorded on the Consolidated Statements of Operations as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Research and development	$50,242	$40,833	$19,727
General and administrative	33,780	28,932	21,160
Total stock-based compensation expense	$84,022	$69,765	$40,887

Total stock-based compensation expense by type of award was as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Stock option expense	$58,308	$56,305	$40,714
Restricted stock expense	24,436	12,247	112
ESPP expense	1,278	1,213	61
Total stock-based compensation expense	$84,022	$69,765	$40,887

The following table summarizes the assumptions relating to options granted pursuant to the Company’s equity incentive plans for the years ended December 31, 2022, 2021, and 2020:

	Stock Option			ESPP
	Years Ended December 31,			Years Ended December 31,
Assumptions:	2022	2021	2020	2022	2021	2020
Expected term (years)	4.94 - 5.12	4.94 - 5.28	5.18 - 6.19	0.50	0.50	0.50
Expected volatility	73.73% - 83.90%	70.35% - 73.88%	69.99% - 70.99%	73.02% - 137.42%	52.04% - 94.56%	54.90%
Risk-free interest rate	1.25% - 4.05%	0.36% - 0.97%	0.28% - 1.83%	1.98% - 4.78%	0.06% - 0.13%	0.09%
Expected dividend yield	0%	0%	0%	0%	0%	0%

-	Expected Term (Years)—The expected term of the stock option grants was calculated based on historical exercises, cancellations, and forfeitures of stock options and outstanding option shares
-	Expected Volatility —The expected volatility is based on the historical volatility for the Company's stock over a period equal to the expected terms of the options.
-	Risk-Free Interest Rate —The risk-free interest rate was based on the market yield currently available on United States Treasury securities with maturities approximately equal to the option’s expected term.
-	Expected Dividend Yield —The Company has never paid dividends and does not expect to pay dividends in the foreseeable future.
-	Forfeiture Rate —The Company recognizes forfeitures as they occur.

Each of the inputs discussed above is subjective and generally requires significant management judgment.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan covering substantially all U.S. employees under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “IRC”). The Company's matching contribution to the defined contribution plan was $3.0 million, $2.2 million, and $1.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 8. INCOME TAXES

The Company did not record a provision or benefit for income taxes for the years ended December 31, 2022, 2021 or 2020.

The significant components of the Company’s net deferred tax assets and liabilities are summarized as follows (in thousands):

	As of December 31,
	2022	2021
Deferred income tax assets:
Net operating loss carryforwards	$225,904	$203,298
Stock-based compensation	24,920	18,319
Tax credit carryforwards	46,957	40,851
Lease liabilities	18,017	14,970
Capitalized R&D	47,755	—
Depreciation and amortization	—	228
Reserves and accruals	3,997	4,445
Deferred tax assets before valuation allowance	367,550	282,111
Less: valuation allowance	(350,418)	(267,469)
Net deferred income tax assets	17,132	14,642
Deferred tax liabilities:
Depreciation and amortization	(17,132)	(14,642)
Net deferred tax assets (liabilities)	$—	$—

The reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Years ended December 31,
	2022	2021	2020
Federal statutory tax rate	21%	21%	21%
Orphan drug and research credits	1	2	3
Permanent and other differences	(1)	—	(1)
Stock Based Compensation	(1)	—	—
State tax, net of federal benefit	1	—	—
	21%	23%	23%
Valuation allowance	(21)%	(23)%	(23)%
Effective tax rate	—%	—%	—%

The Company had net operating loss carryforwards (“NOLs”) for federal and state income tax purposes of approximately $1.0 billion and $158.1 million, respectively, as of December 31, 2022. $142.4 million of federal NOLs will expire beginning in 2027, while $898.9 million generated after the recently enacted tax reform will have an indefinite life under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The state NOLs will expire if unused in years 2030 through 2042.

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

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2022, 2021 and 2020, the change in the valuation allowance was approximately $82.9 million, $78.1 million, and $60.7 million, respectively.

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

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Unrecognized benefit - beginning of period	$18,171	$14,432	$10,038
Gross decreases - prior period tax positions	—	(159)	—
Gross increase current period tax positions	3,474	3,898	4,394
Unrecognized benefit - end of period	$21,645	$18,171	$14,432

No interest or penalties on unpaid tax were recorded during the years ended December 31, 2022, 2021, or 2020. The Company does not anticipate any significant changes within 12 months of this reporting date of its uncertain tax positions.

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

The Inflation Reduction Act of 2022 (the "Act"), which includes certain new tax measures, was signed into law in August 2022. The Act contains two main tax provisions, a new corporate alternative minimum tax imposed on certain corporations meeting average annual financial statement income of more than $1 billion during a three-year tax period, and an excise tax imposed upon share repurchases by certain publicly traded corporations. The Act is effective for tax years beginning after December 31, 2022; the Company is evaluating the provisions of the Act but currently does not believe these provisions will have a material impact on its consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the terms of the CRADA, as amended, the Company is required to make quarterly payments of $0.5 million to the NCI for support of research activities. To the extent the Company licenses patent rights relating to a TIL-based product candidate, the Company will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, the Company may be required to supply certain test articles, including TIL, grown and processed under Current Good Manufacturing Practice (“cGMP”) conditions, suitable for use in clinical trials. The extended CRADA has a three-year term expiring in August 2024. The Company or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. The Company recorded costs associated with the CRADA of $2.0 million for each of the years ended December 31, 2022, 2021 and 2020, respectively, as research and development expenses.

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

Effective May 6, 2021, the Company entered into an Amended and Restated Patent License Agreement with NIH, which included the grant of additional exclusive, worldwide patent rights in the indications to interleukin-15 and interleukin-21 cytokine-tethered TIL technology, and expanded the non-exclusive, worldwide field of use to all cancers. Effective August 1, 2022, the Company entered into a Second Amended and Restated Patent License Agreement with NIH to include additional exclusive, worldwide patent rights to TIL products expressing interleukin-12, expanded rights to TIL selection technologies previously licensed under the Exclusive Patent License Agreement below, and additional non-exclusive, worldwide patent rights to certain technologies related to enhancing TIL potency.

The Second Amended and Restated Patent License Agreement requires the Company to pay royalties based on a percentage of net sales in jurisdictions where patent rights exist, which percentage can fall into a tier that may be less than one percent to mid-single digits depending upon certain events, including the exclusivity of the rights, and the Company expects lower overall royalty payments as a result. The Company also agreed to potential milestone payments on the achievement of certain clinical, regulatory, and commercial sales milestones for each of the indications and other direct costs incurred by the NIH pursuant to the Second Amended and Restated Patent License Agreement. The Company anticipates making payments that could range from several hundred thousand dollars to the mid-single-digit millions of dollars in conjunction with certain development milestones, the approval of a BLA or its foreign equivalent, or the first U.S. and foreign commercial sales of any of our product candidates covered by the Second Amended

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and Restated Patent License Agreement. The term of the Second Amended and Restated Patent License Agreement continues until the expiry of the last-to-expire patent rights licensed thereunder, and the agreement contains standard termination provisions.

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

H. Lee Moffitt Cancer Center

Research Collaboration and Clinical Grant Agreements with Moffitt

In June 2020, the Company entered into a Sponsored Research Agreement with the H. Lee Moffitt Cancer Center (“Moffitt”), with a term that ends either upon completion of the research thereunder or on July 1, 2022, whichever is sooner. In June 2022, this agreement was extended until the later of December 19, 2022, or a mutually acceptable completion of the Research Agreement, which is expected in mid-2023. The Company recorded research and development costs of $0.6 million, $0.3 million and $0.2 million for each of the years ended December 31, 2022, 2021 and 2020, respectively.

In December 2016, the Company entered into a clinical grant agreement with Moffitt to support an ongoing clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with metastatic melanoma. In June 2017, the Company entered into a second clinical grant agreement with Moffitt to support a new clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with non-small cell lung cancer, under which the Company obtained a non-exclusive, royalty-free license to any new Moffitt inventions made in the performance of the agreement. Under both clinical grant agreements with Moffit, the Company has non-exclusive rights to clinical data arising from the respective clinical trials. For the years ended December 31, 2022 and 2021 the Company recorded research and development costs of $0.1 million, and for the year ended December 31, 2020 the company recorded $0.4 million of research and development costs, in connection with the research collaboration and clinical grant agreements with Moffitt.

Exclusive License Agreements with Moffitt

The Company entered into a license agreement with Moffitt (the “First Moffitt License”), effective as of June 28, 2014, under which the Company received a worldwide license to Moffitt’s rights to patent-pending technologies related to methods for improving TIL for adoptive cell therapy using toll-like receptor agonists. Unless earlier terminated, the term of the license extends until the earlier of the expiration of the last issued patent related to the licensed technology or 20 years after the effective date of the license agreement.

Pursuant to the First Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million, which was recorded as research and development expense. A patent issuance fee will also be payable under the First Moffitt License, upon the issuance of the first U.S. patent covering the subject technology. In addition, the Company agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales (which percentage is in the low single digits) and sublicensing payments, as applicable, and annual minimum royalties beginning with the first sale of products based on the licensed technologies, which minimum royalties will be credited against the percentage royalty payments otherwise payable in that year. The Company will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the First Moffitt License related to the treatment of any cancers in the U.S., Europe and Japan and in other countries designated by the Company in agreement with Moffitt. No expenses were recorded for the First Moffitt License for the year ended December 31, 2022, 2021, and 2020.

The Company entered into a second license agreement with Moffitt effective as of May 7, 2018 (the “Second Moffitt License”), under which the Company received a license to Moffitt’s rights to patent-pending technologies related to the use of 4-1BB agonists in conjunction with TIL manufacturing processes and therapies. Pursuant to the Second Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million in 2018. An annual license maintenance fee is also payable commencing on the first anniversary of the effective date. The Company agreed to pay an annual commercial use payment for each indication for which a first sale has occurred, which in the aggregate amounts to up to $0.4 million a year. The Company recorded $0.2 million for the year ended

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, and $0.1 million for each of the years ended December 31, 2021 and 2020, respectively, as research and development expenses in connection with this agreement.

The Company subsequently exercised an option to exclusively license Moffitt’s rights to patent pending technologies related to the use of tumor digests in conjunction with TIL manufacturing processes and therapies and entered into an amended and restated Second Moffitt License in October 2021 (the “Amended & Restated Second Moffit License”), to include these rights. Pursuant to the Amended & Restated Second Moffitt License, the Company paid an upfront licensing fee in the amount of $0.2 million in 2021, which was recorded as research and development expense. In addition, the Company agreed to pay an annual commercial use payment for each indication for which a first sale has occurred for products relating to the use of 4-1BB agonists and for products relating to the use of tumor digests covered by the license.

The University of Texas M.D. Anderson Cancer Center

Strategic Alliance Agreement

On April 17, 2017, the Company entered into a Strategic Alliance Agreement (the “SAA”) with The University of Texas M.D. Anderson Cancer Center (“MDACC”) under which the Company and MDACC agreed to conduct clinical and preclinical research studies. The Company agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA, of which approximately $5.3 million has been funded cumulatively through December 31, 2022 and has been recorded as research and development expense. In return, the Company acquired all rights to inventions resulting from the studies and has been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of MDACC reasonably necessary to exploit, including the commercialization thereof. The Company has also been granted certain rights in clinical data generated by MDACC outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt by the Company of all deliverables due from MDACC thereunder. The Company recorded $0.2 million, $0.5 million and $1.1 million associated with the SAA for the year ended December 31, 2022, 2021 and 2020 as research and development expenses, respectively.

WuXi Advanced Therapies, Inc.

First WuXi Manufacturing and Services Agreement

In November 2016, the Company entered into a three-year manufacturing and services agreement (the “First Wuxi MSA”) with WuXi Advanced Therapies, Inc. (“WuXi”) pursuant to which WuXi agreed to provide manufacturing and other services, which has since been amended and assigned to its subsidiary Iovance Biotherapeutics Manufacturing LLC. Under the First WuXi MSA, the Company entered into two statements of work for two cGMP manufacturing suites to be operated by WuXi for the Company. Both of the suites are expected to be capable of being used for the commercial manufacture of the Company’s products. The terms of one of these statements of work was extended to December 2022. The Company recorded costs associated with agreements with WuXi of $14.2 million, $17.5 million, and $20.6 million for the years ended December 31, 2022, 2021, and 2020 respectively, as research and development expenses.

Second WuXi Manufacturing and Services Agreement

In October 2022, the Company’s subsidiary Iovance Biotherapeutics Manufacturing LLC entered into an additional three-year manufacturing and services agreement (the “Second WuXi MSA”) with WuXi and its parent company WuXi Apptec, Co, Ltd pursuant to which WuXi agreed to provide commercial and clinical manufacturing services and related testing services. Under the Second WuXi MSA, the Company entered into a statement of work for the two cGMP manufacturing suites to be operated by WuXi for the Company. Both suites are expected to be capable of being used for the commercial and clinical manufacture of the Company’s products. The Second WuXi MSA and its related statement of work will supersede the statements of work under the First WuXi MSA with respect to commercial and clinical manufacturing and the two manufacturing suites. Certain other statements of work for related services will also be covered by the Second WuXi MSA. The First WuXi MSA will continue to address development services provided by WuXi to the Company. Prior to regulatory approval, or if the Company experiences a material adverse event, the Company may unilaterally terminate the statement of work for commercial and clinical manufacturing under the Second WuXi MSA at any time by providing written notice of at least 120 days. Post regulatory approval, the Company may unilaterally terminate the statement of work for commercial and clinical manufacturing with written notice of 15 month in year 1 of the term, written notice of 9

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

months in year 2 of the term, and written notice of 6 months in year 3 of the term. If WuXi fails a Pre-Licensing Inspection and does not address any related issues within 90 days of receipt of the FDA response letter, the Company may either terminate the statement of work for commercial and clinical manufacturing under the Second WuXi MSA immediately or shorten the term of this statement of work to June 30, 2024.

Cellectis S.A.

On December 31, 2019, the Company entered into a research collaboration and exclusive worldwide license agreement whereby the Company will license gene-editing technology from Cellectis S.A. (“Cellectis”), a clinical-stage biopharmaceutical company, to develop TIL therapies that have been genetically edited, including a PD-1 inactivated product that the Company refers to as IOV-4001. Financial terms of the license include annual license payments and development, regulatory and sales milestone payments from the Company to Cellectis, as well as royalty payments based on net sales of TALEN®-modified TIL products. The Company recorded costs associated with the license agreement with Cellectis of $0.4 million for each of the years ended December 31, 2022, 2021 and 2020 respectively as research and development expense.

Novartis Pharma AG

On January 9, 2020, the Company obtained a license from Novartis Pharma AG (“Novartis”) to develop and commercialize an antibody cytokine engrafted protein, which the Company refers to as IOV-3001. Under the agreement, the Company paid an upfront payment to Novartis and may pay future milestones related to initiation of patient dosing in various phases of clinical development for IOV-3001 and approval of the product in the U.S., EU and Japan. Novartis is also entitled to low-to-mid single digit percentage royalties from commercial sales of the product. The Company recorded costs associated with the license agreement from Novartis of $10.0 million as research and development expenses for the year ended December 31, 2020. No expenses were recorded for the years ended December 31, 2022 and 2021.

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

Further, the Company controls the use of the facilities by obtaining all of the economic benefits from the use of the facilities and direct the use of the facilities throughout the period of use. The terms of the CMO contracts include options to terminate the lease with advance notice of five to six months. The termination clauses and extension clauses are included in the calculation of the lease term for each of the CMOs when it is reasonably certain that it will not exercise such options.

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

The balance sheet classification of the Company’s right-of-use asset and lease liabilities was as follows (in thousands):

	December 31,	December 31,
	2022	2021
Operating lease right-of-use assets	$73,015	$68,983
Operating lease liabilities
Current portion included in current liabilities	12,587	5,057
Long-term portion included in non-current liabilities	71,859	65,474
Total operating lease liabilities	$84,446	$70,531

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes components of lease expenses, which were included in Total expenses in the Company’s Consolidated Statements of Operations, and other information related to our operating leases as follows (in thousands, except weighted-average remaining lease terms and discount rates):

	For the Year	For the Year
	Ended	Ended
	December 31, 2022	December 31, 2021
Operating lease cost	$17,657	$15,341
Variable lease cost	5,447	4,649
Short-term lease cost	154	119
Total lease cost	$23,258	$20,109

Other information
Cash paid for amounts included in the measurement of lease liabilities included in cash flows from operations	$14,209	$12,316
Tenant improvement allowance received for amounts included in the measurement of lease liabilities included in cash flows from operations	6,432	—
Right-of-use assets obtained from entering new leases	$553	$17,617
Increase in right-of-use assets from lease modifications	$15,304	$7,796
Weighted-average remaining lease terms (years)	12.90	15.38
Weighted-average discount rates	7.5%	7.3%

As of December 31, 2022, maturities of the Company's operating lease liabilities were as follows (in thousands):

		CMO
	Facility	embedded
Year Ending December 31,	leases	leases	Total
2023	$8,304	$10,235	$18,539
2024	8,424	1,454	9,878
2025	8,240	—	8,240
2026	7,989	—	7,989
2027	8,186	—	8,186
Thereafter	83,827	—	83,827
Total lease payments	$124,970	$11,689	$136,659
Less: Present value adjustment	(51,468)	(745)	(52,213)
Operating lease liabilities	$73,502	$10,944	$84,446

For its corporate headquarters’ office, the lease agreement includes a tenant improvement allowance of $8.2 million. For the years ended December 31, 2022, and 2021, the Company has received reimbursement associated with this tenant improvement allowance of $6.4 million and $1.6 million, respectively. The Company does not expect to receive additional reimbursements associated with this tenant improvement allowance.

NOTE 11. LEGAL PROCEEDINGS

Derivative Lawsuit. On December 11, 2020, a purported stockholder derivative complaint was filed by plaintiff Leo Shumacher against the Company, as nominal defendant, and then current directors, as defendants, in the Court of Chancery in the State of Delaware (the “Court”). The complaint alleges breach of fiduciary duty and a claim for unjust enrichment in connection with alleged excessive compensation of certain non-executive directors of the Company and seeks unspecified damages on behalf of the Company. The parties have agreed to a proposed settlement, which was submitted to the Court on June 15, 2022. After a hearing on November 17, 2022, the Court required the parties to take additional steps before it would approve the settlement. The Company, as nominal defendant, and its current directors, as defendants, answered the complaint on Feb. 3, 2023.

Solomon Capital, LLC. On April 8, 2016, a lawsuit (“the First Solomon Suit”) titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Lion Biotechnologies, Inc. was filed by Solomon Capital, LLC, Solomon Capital

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

401(k) Trust, Solomon Sharbat and Shelhav Raff (“Solomon Plaintiffs”) against the Company in the Supreme Court of the State of New York, County of New York (index no. 651881/2016). The Solomon Plaintiffs allege that, between June and November 2012, they provided the Company $0.1 million and that they advanced and paid on behalf of the Company an additional $0.2 million.

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

On September 27, 2019, the Solomon Plaintiffs filed a new lawsuit (through new legal counsel) (“the Second Solomon Suit”) titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Iovance Biotherapeutics, Inc., f/k/a/ Lion Biotechnologies Inc. f/k/a/ Genesis Biopharma Inc., and Manish Singh in the Supreme Court of the State of New York, County of New York (index no. 655668/2019). In the Second Solomon Suit, the Solomon Plaintiffs allege that they are third party beneficiaries of a “finder’s fee agreement” that prior management entered into with a third party unlicensed entity in 2012 in connection with seeking financing, that an agreement or understanding existed between the Company and the plaintiffs that the plaintiffs would be paid fees and commissions (in cash and stock) if they obtained financing for the Company, and that they directly and indirectly introduced investors to the Company who invested in the Company, or were willing to invest in the Company. Finally, the Solomon Plaintiffs allege that they were promised a license to use the Company’s technology in Israel. The plaintiffs claim that the Company breached the foregoing understandings, promises and agreements and, as a result, they are entitled to certain damages. The Solomon Plaintiffs also allege that Manish Singh, the Company’s former Chief Executive Officer, committed fraud and took shares belonging to them. On February 18, 2020, the Company filed a removal petition and removed the Second Solomon Suit to the U.S. District Court for the Southern District of New York, where the case has been assigned case no. 1:20-cv-1391. On May 22, 2020, the Company moved to dismiss the Second Solomon Suit for lack of personal jurisdiction. On March 26, 2021, the Court denied the Company’s motion to dismiss for lack of personal jurisdiction. The Company filed a response to the complaint in the Second Solomon Suit on April 30, 2021. On May 26, 2021, the Company and Singh filed motions for judgment on the pleadings with respect to the second and third claims asserted against the Company and all claims asserted against Singh, respectively, in the Second Solomon Suit. On January 5, 2022, the Court granted the Company’s motions for judgement on the pleadings, dismissing the second and third claims against the Company and dismissing all claims against Singh. On January 4, 2023, the Court granted in part the Company’s motion for sanctions against Plaintiffs for violating Rule 11 of the Federal Rules of Civil Procedure, in a decision and order that dismissed Plaintiffs’ first claim against the Company, denied Plaintiffs’ motion for leave to amend the complaint, and ordered Plaintiffs to pay the Company’s attorneys’ fees incurred in connection with the Rule 11 motion. Following the Court’s decision and order on the Rule 11 motion, only Plaintiffs’ fifth and sixth claims, for unjust enrichment and indemnification, respectively, remain pending against the Company.

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

The Company concluded that it is not reasonably assured that all or a portion of the loan will be forgiven as of December 31, 2022, and therefore accounted for the Job Creation Loan as debt in accordance with ASC Topic 470, Debt, as opposed to an in-substance government grant, and classified as a long-term debt in its Consolidated Balance Sheets as of December 31, 2022 and 2021.

NOTE 13. SUBSEQUENT EVENTS

Acquisition of Proleukin®

Pursuant to that certain Option Agreement entered into on January 23, 2023 (the “Option Agreement”) between the Company and Clinigen Holdings Limited, Clinigen Healthcare Limited and Clinigen, Inc. (collectively, “Clinigen”), the Company will acquire worldwide rights to Proleukin® (aldesleukin) (the “Product”), an interleukin-2 product used to promote T-cell activity following TIL infusion.

Material terms of the Option Agreement include an upfront payment of £167.7 million, or approximately $200 million, a £41.7 million, or approximately $50 million, milestone payment upon first approval of lifileucel in advanced melanoma, and deferred consideration based on double-digit rates on global net sales of the Product payable from the Company to Clinigen following the completion of the transaction for the applicable deferred consideration term.

Subject to the terms and conditions of the Option Agreement, the Company will purchase (i) all issued and outstanding shares of Clinigen SP Limited (the “Target”), (ii) the business of the Target and Clinigen comprising the manufacturing, supply, commercialization and the generation of income from the Product rights and the undertaking of an active role in the development, maintenance and exploitation of those rights (the “Operations”), and (iii) certain specified assets identified in the Option Agreement.

The Option Agreement is subject to customary termination provisions, and the Company would be required to pay to Clinigen a reverse termination fee (less certain transaction fees and expenses incurred by the Company) upon certain events as described in the Option Agreement. The closing of the transaction is subject to required regulatory approvals and clearances and other customary closing conditions.