Form 10-Q
period 2023-03-31
IOVANCE BIOTHERAPEUTICS, INC.
filed 2023-05-10
CIK 1425205

+-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

At May 2, 2023, the issuer had 224,448,554 shares of common stock, par value $0.000041666 per share, outstanding.

IOVANCE BIOTHERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2023

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

Unless the context requires otherwise, in this report the terms “Iovance,” the “Company,” “we,” “us” and “our” refer to Iovance Biotherapeutics, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except share and per share information)

	March 31,	December 31,
	2023	2022
ASSETS

Current Assets
Cash and cash equivalents	$543,484	$231,731
Short-term investments	82,808	240,114
Prepaid expenses and other assets	11,489	7,271
Total Current Assets	637,781	479,116

Property and equipment, net	109,923	105,232
Operating lease right-of-use assets	70,431	73,015
Restricted cash	6,430	6,430
Long-term assets	202	189
Total Assets	$824,767	$663,982

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$31,572	$26,603
Accrued expenses	43,088	52,295
Operating lease liabilities	12,614	12,587
Total Current Liabilities	87,274	91,485

Non-Current Liabilities
Operating lease liabilities – non-current	69,612	71,859
Long-term note payable	1,000	1,000
Total Non-Current Liabilities	70,612	72,859
Total Liabilities	157,886	164,344

Commitments and contingencies

Stockholders’ Equity
Series A Convertible Preferred stock, $0.001 par value; 17,000 shares designated, 194 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Series B Convertible Preferred stock, $0.001 par value; 11,500,000 shares designated, 2,842,158 shares issued and outstanding as of March 31, 2023 and December 31, 2022	3	3
Common stock, $0.000041666 par value; 300,000,000 shares authorized, 224,358,979 and 187,812,072 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	9	8
Accumulated other comprehensive loss	(126)	(902)
Additional paid-in capital	2,342,703	2,068,867
Accumulated deficit	(1,675,708)	(1,568,338)
Total Stockholders’ Equity	666,881	499,638
Total Liabilities and Stockholders’ Equity	$824,767	$663,982

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited; in thousands, except per share information)

	Three Months Ended
	March 31,
	2023	2022
Costs and expenses
Research and development	$82,734	$68,300
General and administrative	28,122	23,413
Total costs and expenses	110,856	91,713

Loss from operations	(110,856)	(91,713)
Other income
Interest income, net	3,486	106
Net Loss	$(107,370)	$(91,607)
Net Loss Per Share of Common Stock, Basic and Diluted	$(0.50)	$(0.58)
Weighted Average Shares of Common Stock Outstanding, Basic and Diluted	213,694	157,113

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited; in thousands)

	Three Months Ended
	March 31,
	2023	2022
Net Loss	$(107,370)	$(91,607)
Other comprehensive loss:
Unrealized gain/(loss) on investments	776	(1,742)
Comprehensive Loss	$(106,594)	$(93,349)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IOVANCE BIOTHERAPEUTICS, INC

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2023 and 2022

(unaudited; in thousands, except share information)

	Series A		Series B
	Convertible		Convertible				Additional	Accumulated other		Total
	Preferred Sock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - December 31, 2022	194	$—	2,842,158	$3	187,812,072	$8	$2,068,867	$(902)	$(1,568,338)	$499,638
Stock-based compensation expense	—	—	—	—	—	—	15,665	—	—	15,665
Vesting of restricted shares issued for services	—	—	—	—	770,257	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(303,576)	—	(1,929)	—	—	(1,929)
Unrealized gain on investments	—	—	—	—	—	—	—	776	—	776
Common stock sold in public offering, net of offering costs	—	—	—	—	36,080,226	1	260,100	—	—	260,101
Net loss	—	—	—	—	—	—	—	—	(107,370)	(107,370)
Balance - March 31, 2023	194	$—	2,842,158	$3	224,358,979	$9	$2,342,703	$(126)	$(1,675,708)	$666,881

Balance - December 31, 2021	194	$—	2,842,158	$3	157,004,742	$7	$1,794,695	$(601)	$(1,172,445)	$621,659
Stock-based compensation expense	—	—	—	—	—	—	22,265	—	—	22,265
Common stock issued upon exercise of stock options	—	—	—	—	163,579	—	1,417	—	—	1,417
Unrealized loss on short-term investments	—	—	—	—	—	—	—	(1,742)	—	(1,742)
Net loss	—	—	—	—	—	—	—	—	(91,607)	(91,607)
Balance - March 31, 2022	194	$—	2,842,158	$3	157,168,321	$7	$1,818,377	$(2,343)	$(1,264,052)	$551,992

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(107,370)	$(91,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	15,665	22,265
Amortization of right of use asset	2,933	3,181
Depreciation and amortization	2,764	1,797
Accretion of discounts and premiums on investments	(978)	541
Loss on write-off of fixed assets	—	314
Changes in assets and liabilities:
Prepaid expenses, other assets and long-term assets	(4,231)	(3,715)
Operating lease liabilities, net of tenant improvement allowance received	(2,569)	690
Accounts payable	3,025	(2,104)
Accrued expenses and other liabilities	(9,054)	(5,164)
Net cash used in operating activities	(99,815)	(73,802)

Cash Flows from Investing Activities
Maturities of investments	164,383	143,508
Purchase of investments	(5,323)	(45,552)
Purchase of property and equipment	(5,664)	(11,440)
Net cash provided by investing activities	153,396	86,516

Cash Flows from Financing Activities
Tax payments related to shares withheld for vested restricted stock units	(1,929)	—
Proceeds from the issuance of common stock upon exercise of options	—	1,417
Proceeds from the issuance of common stock, net	260,101	—
Net cash provided by financing activities	258,172	1,417
Net increase in cash, cash equivalents and restricted cash	311,753	14,131
Cash, Cash Equivalents and Restricted Cash Beginning of Period	238,161	84,313
Cash, Cash Equivalents and Restricted Cash End of Period	$549,914	$98,444

Supplemental disclosure of non-cash investing and financing activities:
Net unrealized gain/(loss) on investments	$776	$(1,742)
Acquisition of property and equipment included in accounts payable and accrued expenses	7,777	4,900
Lease liabilities arising from obtaining right-of-use asset from lease modifications	349	7,673

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. GENERAL ORGANIZATION, BUSINESS AND LIQUIDITY

General Organization and Business

Iovance Biotherapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company pioneering a transformational approach to treating cancer by harnessing the human immune system’s ability to recognize and destroy diverse cancer cells using therapies personalized for each patient. The Company’s mission is to be the global leader in innovating, developing and delivering tumor infiltrating lymphocyte (“TIL”) therapies for patients with solid tumor cancers. The Company’s autologous TIL therapy platform uses a centralized, scalable, and proprietary 22-day manufacturing process to grow polyclonal T-cells unique to each patient and yields a cryopreserved, individualized therapy. The Company is currently conducting clinical trials to investigate multiple TIL therapies for multiple indications, including its lead product candidate, lifileucel, for advanced, or metastatic or unresectable, melanoma. The Company completed a rolling Biologics License Application (“BLA”) submission to the U.S. Food and Drug Administration (“FDA”) for lifileucel in March 2023. The Company is also pursuing registrational strategies for lifileucel in advanced cervical cancer and for its TIL therapy LN-145 in metastatic non-small cell lung cancer (“NSCLC”). In addition, the Company is investigating next generation approaches to optimize TIL products, manufacturing processes and treatment regimens, including a first-in-human clinical trial of its lead genetically modified TIL therapy, IOV-4001. The Company is also exploring a 16-day manufacturing process, tumor tissue procurement via core biopsy, additional genetically modified TIL therapies including multiple immune checkpoint gene edits and cytokine-tethered TIL therapies, as well as, a novel interleukin-2 (“IL-2”) analog, designated IOV-3001, as potential avenues to improve manufacturing timelines, sample collection and supportive treatments involved in the overall TIL therapy process and treatment regimen.

Basis of Presentation of Unaudited Condensed Consolidated Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements of the Company for the three months ended March 31, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company's financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2023 or for any other period. The Condensed Consolidated Balance Sheet as of December 31, 2022 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023. These interim financial statements should be read in conjunction with that report. Certain prior period amounts reported in the Company’s Condensed Consolidated Financial Statements and accompanying notes have been reclassified to conform to the current period presentation.

Liquidity

The Company is currently engaged in the development of therapeutics to fight cancer, specifically solid tumors. The Company currently does not have any commercial products and has not yet generated any revenues from its business. With the completion of the rolling BLA for lifileucel for advanced melanoma in March 2023 and the expected completion of the closing of the acquisition of the worldwide rights to Proleukin® in the second quarter of 2023, the Company anticipates generating revenue from the sale of products during the 12 months from the date these Condensed Consolidated Financial Statements are issued, however, such revenues may not be material. The Company has incurred a net loss of $107.4 million for the three months ended March 31, 2023 and used $99.8 million of cash in its operating activities during the three months ended March 31, 2023. As of March 31, 2023, the Company had $632.7 million in cash, cash equivalents, investments, and restricted cash ($543.5 million of cash and cash equivalents, $82.8 million in short-term investments and $6.4 million in restricted cash).

The Company expects to continue to incur significant expenses to support its research and development activities, on-going pre-commercial activities and completion of the construction of tenant improvements for the Iovance Cell Therapy Center (the “iCTC”) facility during 2023 and beyond. Specifically, the Company expects continued spending on its current and planned clinical trials, continued expansion of manufacturing activities, higher payroll expenses as the Company increases its professional and scientific staff and continuation of pre-commercial activities. Based on the funds the Company has available as of the date these consolidated financial statements are issued, the Company believes that it has sufficient capital to fund its anticipated operating expenses and capital expenditures, and the Proleukin® acquisition, as planned for at least the next twelve months from the date these consolidated financial statements are issued.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents, and Investments

The Company’s cash and cash equivalents include short-term investments with original maturities of three months or less when purchased. The Company's investments are classified as “available-for-sale.” The Company includes these investments in current assets or non-current assets in the Condensed Consolidated Balance Sheets based on the length of maturity from the reporting date and carries them at fair value. Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive loss. Impairment losses related to credit losses (if any) are recorded as an allowance for credit losses with an offsetting entry to Interest income, net. No impairment losses related to credit losses were recognized for the three months ended March 31, 2023 and 2022. The cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in Interest income, net in the Condensed Consolidated Statements of Operations. Gains and losses on securities sold are recorded based on the specific identification method and are included in Interest income, net in the Condensed Consolidated Statements of Operations. The Company has not incurred any realized gains or losses from sales of securities to date. The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities and commercial paper, and places restrictions on maturities and concentration by type and issuer, except for securities issued by the U.S. government.

Restricted Cash

The Company maintains a required minimum balance in a segregated bank account in connection with its letters of credit for which amounts are restricted as to their use by the Company. Currently, the Company’s letters of credit are primarily comprised of one for the benefit of the landlord for the iCTC used as a security deposit for the lease in the amount $5.45 million (See Note 8 - Leases) and one for $0.6 million for the benefit of the landlord for the Company’s current headquarters’ lease. The total amount of the Company’s letters of credit is classified as Restricted Cash in the Condensed Consolidated Balance Sheets. The letter of credit for $5.45 million originally expired on May 28, 2020, however, it automatically extends for additional one-year periods, without written agreement, to May 28 in each succeeding calendar year, through at least 60 days after the lease expiration date. Further, on the expiration of the seventh year of the lease, and each anniversary date thereafter, the letter of credit may be decreased by $1.0 million with a minimum security deposit of $1.5 million maintained through the end of the lease term. The letter of credit with the landlord for the Company’s current headquarters’ lease expires on February 1, 2032, however, it will be automatically extended, without written agreement, for one-year periods to February in each succeeding calendar year. As of March 31, 2023 and December 31, 2022, restricted cash consisted of $6.4 million and $6.4 million, respectively. This amount has been classified as a non-current asset in the Company’s Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash, reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31,
	2023	2022
Cash and cash equivalents	$543,484	$92,360
Restricted cash	6,430	6,084
Total cash, cash equivalents and restricted cash	$549,914	$98,444

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

As of March 31, 2023 and 2022, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive:

	March 31,
	2023	2022
Stock options	19,264,017	14,101,526
Employee Stock Purchase Plan	247,284	86,448
Restricted stock units	3,910,457	3,095,177
Series A Convertible Preferred Stock*	97,000	97,000
Series B Convertible Preferred Stock*	2,842,158	2,842,158
	26,360,916	20,222,309

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

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Iovance Biotherapeutics, Inc. and its wholly-owned subsidiaries, Iovance Biotherapeutics Manufacturing LLC, Iovance Biotherapeutics GmbH, Iovance Biotherapeutics B.V., Iovance Biotherapeutics UK LTD, and Iovance Biotherapeutics Canada, Inc. All intercompany accounts and transactions have been eliminated. The Condensed Consolidated Financial Statements are presented in U.S. dollars. The functional currency for most of the Company’s foreign subsidiaries is their respective local currency.

Leases

The Company determines if an arrangement includes a lease at inception and thereafter, if modified. Operating leases are included in its Condensed Consolidated Balance Sheets as Operating lease right-of-use assets and Operating lease liabilities as of March 31, 2023 and December 31, 2022. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date or modification date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses an estimated incremental borrowing rate that is applicable to the Company based on the information available at the later of the lease commencement or modification date.

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

Segment Reporting

The Company operates in one segment, focused on innovating, developing and commercializing therapies using autologous TIL for the treatment of advanced melanoma and other solid tumor cancers.

NOTE 3. CASH EQUIVALENTS, INVESTMENTS AND FAIR VALUE MEASUREMENTS

The amortized cost and fair value of cash equivalents and investments as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of March 31, 2023	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$45,212	$—	$(117)	$45,095
Commercial paper	38,716	—	(9)	38,707
Money market funds	284,486	—	—	284,486
Total investments	$368,414	$—	$(126)	$368,288

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2022	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$118,570	$—	$(850)	$117,720
U.S. government agency securities	11,272	—	(7)	11,265
Corporate securities	7,230	—	—	7,230
Commercial paper	148,299	8	(53)	148,254
Money market funds	88,001	—	—	88,001
Total investments	$373,372	$8	$(910)	$372,470

The fair value of cash equivalents and investments as of March 31, 2023 and December 31, 2022 are classified as follows in the Company’s Consolidated Balance Sheets (in thousands):

	March 31,	December 31,
Classified as:	2023	2022
Cash equivalents	$285,480	$132,356
Short-term investments	82,808	240,114
Total investments	$368,288	$372,470

Cash equivalents in the tables above exclude cash demand deposits of $258.0 million and $99.4 million as of March 31, 2023 and December 31, 2022, respectively. Unrealized gains and losses are included in accumulated other comprehensive loss, and as of March 31, 2023 and December 31, 2022 no unrealized losses on available-for-sale securities have resulted from credit risk. All available-for-sale securities held as of March 31, 2023 and December 31, 2022 had contractual maturities of less than one year. The amount of unrealized losses on available-for-sale securities that have been in a continuous unrealized loss position for more than 12 months, held as of the periods presented, was immaterial. The Company determined that it has the ability and intent to hold all marketable securities that have been in a continuous loss position for more than 12 months until maturity or recovery. To date, the Company has not recorded any impairment charges on its marketable securities.

Recurring Fair Value Measurements

As of March 31, 2023 and December 31, 2022, the fair value of the Company’s financial assets that are measured at fair value on a recurring basis, which consist of cash equivalents and short-term and long-term investments classified as available-for-sale securities, are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of March 31, 2023
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$45,095	$—	$—	$45,095
Commercial paper	—	38,707	—	38,707
Money market funds	284,486	—	—	284,486
Total	$329,581	$38,707	$—	$368,288

	Assets at Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$117,720	$—	$—	$117,720
U.S. government agency securities	—	11,265	—	11,265
Corporate securities	—	7,230	—	7,230
Commercial paper	—	148,254	—	148,254
Money market funds	88,001	—	—	88,001
Total	$205,721	$166,749	$—	$372,470

Level 2 assets consist of commercial paper and government agency securities. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset.

NOTE 4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Leasehold improvements	$75,016	$74,305
Lab, process, and validation equipment	22,448	22,136
Utility equipment	5,990	5,951
Office furniture and equipment	3,138	2,927
Computer software	6,736	6,736
Computer equipment	695	695
Machinery and equipment	251	82
Construction in progress	15,023	9,118
Total property and equipment, cost	129,297	121,950
Less: Accumulated depreciation and amortization	(19,374)	(16,718)
Property and equipment, net	$109,923	$105,232

Depreciation expense for the three months ended March 31, 2023 and 2022, was $2.8 million and $1.8 million, respectively.

NOTE 5. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued payroll and employee related expenses	$13,904	$19,407
Clinical related	10,578	14,812
Manufacturing related	5,004	4,652
Facilities related	6,652	6,510
Legal and related services	2,660	3,015
Other accrued expenses	4,290	3,899
Total accrued expenses	$43,088	$52,295

NOTE 6. STOCKHOLDERS’ EQUITY

Common Stock

The Company’s certificate of incorporation, as amended, authorizes the issuance of up to 300,000,000 shares of the Company’s common stock, par value $0.000041666. As of March 31, 2023, 224,358,979 shares of the Company’s common stock were issued and outstanding.

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

The Company is not obligated to make any sales of Common Shares under the Sales Agreements. The offering of Common Shares pursuant to the Sales Agreements will terminate upon the earlier to occur of (i) the issuance and sale, through Jefferies, of all Common Shares subject to the Sales Agreements and (ii) termination of the Sales Agreements in accordance with its terms.

For the three months ended March 31, 2023, the Company received approximately $260.1 million in net proceeds, net of offering costs, through the sale of 36,080,226 shares of its common stock through the Sales Agreements at a weighted average price per share of $7.35. No sales were made pursuant to the Sales Agreements during the three months ended March 31, 2022.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock. As of March 31, 2023, 17,000 shares were designated as Series A Convertible Preferred Stock (“Series A Convertible Preferred Stock”) and 11,500,000 shares were designated as Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock”).

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

No shares of Series A Convertible Preferred Stock were converted into shares of common stock during the three months ended March 31, 2023 or 2022. As of March 31, 2023 and December 31, 2022, 194 shares of Series A Convertible Preferred Stock (that are convertible into 97,000 shares of common stock) remained outstanding.

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

During the three months ended March 31, 2023 and 2022, no shares of Series B Convertible Preferred Stock were converted into shares of common stock. As of March 31, 2023 and December 31, 2022, 2,842,158 shares of Series B Preferred Stock (that are convertible into 2,842,158 shares of common stock) remained outstanding.

Equity Incentive Plans

The Company has multiple equity incentive plans under which it grants awards. As of March 31, 2023, there are 61,293 shares available to grant under the 2014 Equity Incentive Plan (the “2014 Plan”).

On April 22, 2018, the Company’s board of directors (the “Board”) adopted the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (as amended, the “2018 Plan”), which was approved by the Company’s stockholders in June 2018. The 2018 Plan as approved initially authorized the issuance up to an aggregate of 6,000,000 shares of common stock in the form of incentive (qualified) stock options, non-qualified options, common stock, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards or any combination of the foregoing. On June 8, 2020, the Company's stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 6,000,000 to 14,000,000 shares, which became effective immediately. Additionally, on June 10, 2022, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 14,000,000 to 20,700,000 shares, which became effective immediately. As of March 31, 2023, 545,618 shares of common stock were available for grant under the Company’s 2018 Plan.

On September 22, 2021, the Board adopted the Iovance Biotherapeutics, Inc. 2021 Inducement Plan (as amended, the “2021 Inducement Plan”). The 2021 Inducement Plan provides for the grant of non-qualified options, common stock, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards, or any combination of the foregoing. The 2021 Inducement Plan was recommended for approval by the Compensation Committee of the Board (the “Compensation Committee”), and subsequently approved and adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the rules and regulations of The Nasdaq Stock Market, LLC (the “Nasdaq Listing Rules”).

The Board initially reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the 2021 Inducement Plan, and the 2021 Inducement Plan is administered by the Compensation Committee. On January 12, 2022, the Compensation Committee approved an amendment to the 2021 Inducement Plan solely to increase the number of shares reserved for issuance under the 2021 Inducement Plan from 1,000,000 shares of the Company’s common stock to 1,750,000 shares of the Company’s common stock without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. On March 13, 2023, the Compensation Committee approved an amendment to the 2021 Inducement Plan solely to increase the number of shares reserved for issuance under the 2021 Inducement Plan from 1,750,000 shares of the Company’s common stock to 2,250,000 shares of the Company’s common stock without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.

In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, equity awards under the 2021 Inducement Plan may only be made to an employee if such employee is granted such equity awards in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. In addition, awards under the 2021 Inducement Plan may only be made to employees who have not previously been an employee or member of the Board (or any parent or subsidiary of the Company) or following a bona fide period of non-employment of the employee by the Company (or a parent or subsidiary of the Company). As of March 31, 2023, 111,185 shares of common stock were available for grant under the 2021 Inducement Plan.

Stock Options

A summary of the stock option activity during the three months ended March 31, 2023, is presented in the following table:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contract	Value
	Options	Price	Life
Outstanding at December 31, 2022	15,240,197	$22.45
Issued	4,293,745	7.10
Exercised	—	—
Expired/Cancelled	(269,925)	18.92
Outstanding at March 31, 2023	19,264,017	$19.08	7.55	$174,200
Ending vested and expected to vest at March 31, 2023	19,264,017	$19.08	7.55	$174,200
Options exercisable at March 31, 2023	10,777,903	$22.85	6.25	$174,200

As of March 31, 2023, there was $66.5 million of total unrecognized compensation expense related to the options that is expected to be recognized over a weighted average period of 2.20 years.

The weighted average grant date fair value for employee options granted under the Company’s stock option plans during the three months ended March 31, 2023 and 2022 was $4.94 and $8.81 per option, respectively.

The aggregate intrinsic value in the table above reflects the total pre-tax intrinsic value (calculated as the difference between the Company’s closing stock price on the last trading day of the quarter ended March 31, 2023 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2023. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

Employee Stock Purchase Plan

In June 2020, the Company adopted the 2020 Employee Stock Purchase Plan (as amended, the “ESPP”) upon its approval by the Company’s shareholders at its Annual Stockholders Meeting on June 8, 2020. The Company reserved 500,000 shares of its common stock for issuance under the 2020 ESPP.

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

The compensation expense related to the 2020 ESPP for the three months ended March 31, 2023 and 2022 was $0.3 million and $0.2 million, respectively. As of March 31, 2023, 356,849 shares have been issued to date under the 2020 ESPP and there was $0.3 million of unrecognized compensation cost associated with the 2020 ESPP, which is expected to be recognized over the remaining 2.3 months.

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

Activity for RSUs and PRSUs during the three months ended March 31, 2023 is presented in the following table:

		Weighted
	Number	Average
	of	Grant Date
	RSUs and PRSUs	Fair Value
Outstanding as of December 31, 2022	2,436,764	$14.74
Granted	2,267,306	7.12
Vested/Released	(770,257)	17.20
Canceled/Forfeited	(23,356)	15.49
Outstanding as of March 31, 2023	3,910,457	$9.83
Ending vested and expected to vest at March 31, 2023	3,910,457	$9.83

As of March 31, 2023, there was $32.7 million of unrecognized stock-based compensation expense associated with unvested RSU and PRSUs, which the Company expects to recognize over a remaining weighted-average period of 2.26 years. As of March 31, 2022, there was $37.0 million of unrecognized stock-based compensation expense associated with unvested RSU and PRSUs. The aggregate intrinsic value of the unvested RSUs and PRSUs outstanding as of March 31, 2023 and 2022 was $23.9 million and $51.5 million.

Stock-Based Compensation

Total stock-based compensation expense related to all of the Company’s stock-based awards was recorded on the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Research and development	$8,859	$13,651
General and administrative	6,806	8,614
Total stock-based compensation expense	$15,665	$22,265

Total stock-based compensation expense by type of award was as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Stock option expense	$11,702	$14,867
Restricted stock expense	3,660	7,162
ESPP expense	303	236
Total stock-based compensation expense	$15,665	$22,265

NOTE 7. LICENSES AND AGREEMENTS

National Institutes of Health (the “NIH”) and the National Cancer Institute (the “NCI”)

Cooperative Research and Development Agreement (the “CRADA”)

In August 2011, the Company signed a five-year CRADA with the NCI to work on the development of adoptive cell immunotherapies that are designed to destroy advanced melanoma cells. The CRADA was amended in 2015 and 2016 to, among other things, extend the term of the CRADA through August 2021, include new indications such as the development of TIL therapy for the treatment of patients with bladder, lung, triple-negative breast, and Human Papilloma Virus (“HPV”)-associated cancers, and modify the focus on the development of unmodified TIL as a stand-alone therapy or in combination. The parties have continued the development of improved methods for the generation and selection of TIL with anti-tumor reactivity in metastatic melanoma, bladder, lung, breast, and HPV-associated cancers.

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

Pursuant to the terms of the CRADA, as amended, the Company is required to make quarterly payments of $0.5 million to the NCI for support of research activities. To the extent the Company licenses patent rights relating to a TIL-based product candidate, the Company will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, the Company may be required to supply certain test articles, including TIL, grown and processed under Current Good Manufacturing Practice (“cGMP”) conditions, suitable for use in clinical trials. The extended CRADA has a three-year term expiring in August 2024. The Company or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. The Company recorded costs associated with the CRADA of $0.5 million for each of the three months ended March 31, 2023 and 2022, respectively, as research and development expenses.

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

Effective May 6, 2021, the Company entered into an Amended and Restated Patent License Agreement with NIH, which included the grant of additional exclusive, worldwide patent rights in the indications to interleukin-15 and interleukin-21cytokine-tethered TIL technology, and expanded the non-exclusive, worldwide field of use to all cancers. Effective August 1, 2022, the Company entered into a Second Amended and Restated Patent License Agreement with NIH to include additional exclusive, worldwide patent rights to TIL products expressing interleukin-12, expanded rights to TIL selection technologies previously licensed under the Exclusive Patent License Agreement below, and additional non-exclusive, worldwide patent rights to certain technologies for enhancing TIL products.

The Second Amended and Restated Patent License Agreement requires the Company to pay royalties based on a percentage of net sales in jurisdictions where patent rights exist, which percentage can fall into a tier that may be less than one percent to mid-single digits depending upon certain factors, including the exclusivity of the rights, and the Company expects lower overall royalty payments as a result. The Company also agreed to potential milestone payments on the achievement of certain clinical, regulatory, and commercial sales milestones for each of the indications and other direct costs incurred by the NIH pursuant to the Second Amended and Restated Patent License Agreement. The Company anticipates making payments that could range from several hundred thousand dollars to the mid-single-digit millions of dollars in conjunction with certain development milestones, the approval of a BLA or its foreign equivalent, or the first U.S. and foreign commercial sales of any of its product candidates covered by the Second Amended and Restated Patent License Agreement. The term of the Second Amended and Restated Patent License Agreement continues until the expiry of the last-to-expire patent rights licensed thereunder, and the agreement contains standard termination provisions.

Exclusive Patent License Agreement Related to TIL Selection

On February 10, 2015, the Company entered into an exclusive patent license agreement (the “Exclusive Patent License Agreement”) with the NIH under which the Company received an exclusive, worldwide license under a patent related to selected TILs. This license was superseded and replaced by the Second Amended and Restated Patent License Agreement.

H. Lee Moffitt Cancer Center

Research Collaboration and Clinical Grant Agreements with Moffitt

In June 2020, the Company entered into a Sponsored Research Agreement with the H. Lee Moffitt Cancer Center (“Moffitt”), with a term that ends either upon completion of the research thereunder or on July 1, 2022, whichever is sooner. In June 2022, this agreement was extended until June 2023. The Company recorded $0.1 million for the three months ended March 31, 2023 and 2022, respectively, as research and development costs.

In December 2016, the Company entered into a clinical grant agreement with Moffitt to support an ongoing clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with metastatic melanoma. In June 2017, the Company entered into a second clinical grant agreement with Moffitt to support a new clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with non-small cell lung cancer, under which the Company obtained a non-exclusive, royalty-free license to any new Moffitt inventions made in the performance of the agreement. Under both clinical grant agreements with Moffit, the Company has non-exclusive rights to clinical data arising from the respective clinical trials. No expenses were recorded for each of the three months ended March 31, 2023 and 2022, in connection with the research collaboration and clinical grant agreements with Moffitt.

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

Pursuant to the First Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million which was recorded as research and development expense. In 2022, the Company paid a patent issuance fee that was payable under the First Moffitt License upon the issuance of the first U.S. patent covering the subject technology. In addition, the Company agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales (which percentage is in the low single digits) and sublicensing payments, as applicable, and annual minimum royalties beginning with the first sale of products based on the licensed technologies, which minimum royalties will be credited against the percentage royalty payments otherwise payable in that year. The Company will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the First Moffitt License related to the treatment of any cancers in the U.S., Europe, and Japan and in other countries designated by the Company in agreement with Moffitt. No expenses were recorded for the First Moffitt License for each of the three months ended March 31, 2023 and 2022.

The Company entered into a second license agreement with Moffitt effective as of May 7, 2018 (the “Second Moffitt License”), under which the Company received a license to Moffitt’s rights to patent-pending technologies related to the use of 4-1BB agonists in conjunction with TIL manufacturing processes and therapies. Pursuant to the Second Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million in 2018. An annual license maintenance fee is also payable commencing on the first anniversary of the effective date. The Company agreed to pay an annual commercial use payment for each indication for which a first sale has occurred, which in the aggregate amounts to up to $0.4 million a year. The Company recorded a de minimis amount for the three months ended March 31, 2023 and 2022, respectively, as research and development expenses in connection with this agreement.

The Company subsequently exercised an option to exclusively license Moffitt’s rights to patent pending technologies related to the use of tumor digests in conjunction with TIL manufacturing processes and therapies and entered into an amended and restated Second Moffitt License in October 2021 (the “Amended & Restated Second Moffit License”), to include these rights. Pursuant to the Amended & Restated Second Moffitt License, the Company paid an upfront licensing fee in the amount of $0.2 million in 2021, which was recorded as research and development expense. In addition, the Company agreed to pay an annual commercial use payment for each indication for which a first sale has occurred for products relating to the use of 4-1BB antagonists covered by the license and an additional annual commercial use payment for each indication for which a first sale has occurred for products relating to the use of tumor digests covered by the license.

The University of Texas M.D. Anderson Cancer Center

Strategic Alliance Agreement

On April 17, 2017, the Company entered into a Strategic Alliance Agreement (the “SAA”) with The University of Texas M.D. Anderson Cancer Center (“MDACC”) under which the Company and MDACC agreed to conduct clinical and preclinical research studies. The Company agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA, of which approximately $5.3 million has been funded cumulatively through March 31, 2023, and has been recorded as research and development expense. In return, the Company acquired all rights to inventions resulting from the studies and has been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of MDACC reasonably necessary to exploit, including the commercialization thereof. The Company has also been granted certain rights in clinical data generated by MDACC outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt by the Company of all deliverables due from MDACC thereunder. No expenses were recorded for the three months ended March 31, 2023 in connection with this agreement. The Company recorded a de minimis amount for the three months ended March 31, 2022, as research and development expenses associated with this agreement.

WuXi Advanced Therapies, Inc.

First WuXi Manufacturing and Services Agreement

In November 2016, the Company entered into a three-year manufacturing and services agreement (the “First WuXi MSA”) with WuXi Advanced Therapies, Inc. (“WuXi”) pursuant to which WuXi agreed to provide manufacturing and other services, which has since been amended and assigned to its subsidiary Iovance Biotherapeutics Manufacturing LLC. Under the First WuXi MSA, the Company entered into multiple statements of work for two cGMP manufacturing suites to be operated by WuXi for the Company. The terms of one of these statements of work expired in December 2022.

Second WuXi Manufacturing and Services Agreement

In October 2022, the Company’s subsidiary Iovance Biotherapeutics Manufacturing LLC entered into an additional three-year manufacturing and services agreement (the “Second WuXi MSA”) with WuXi and its parent company WuXi Apptec, Co, Ltd pursuant to which WuXi agreed to provide commercial and clinical manufacturing services and related testing services. Under the Second WuXi MSA, the Company entered into a statement of work for the two cGMP manufacturing suites to be operated by WuXi for the Company. Both suites are expected to be capable of being used for the commercial and clinical manufacture of the Company’s products. The Second WuXi MSA and its related statement of work will supersede the statements of work under the First WuXi MSA with respect to commercial and clinical manufacturing and the two manufacturing suites. Certain other statements of work for related services will also be covered by the Second WuXi MSA. The First WuXi MSA will continue to address development services provided by WuXi to the Company. Prior to regulatory approval, or if the Company experiences a material adverse event, the Company may unilaterally terminate the statement of work for commercial and clinical manufacturing under the Second WuXi MSA at any time by providing written notice of at least 120 days. Post regulatory approval, the Company may unilaterally terminate the statement of work for commercial and clinical manufacturing with written notice of 15 month in year 1 of the term, written notice of 9 months in year 2 of the term, and written notice of 6 months in year 3 of the term. If WuXi fails a Pre-Licensing Inspection and does not address any related issues within 90 days of receipt of the FDA response letter, the Company may either terminate the statement of work for commercial and clinical manufacturing under the Second WuXi MSA immediately or shorten the term of this statement of work to June 30, 2024. The Company recorded costs associated with agreements with WuXi of $3.9 million for each of the three months ended March 31, 2023 and 2022, respectively, as research and development expenses.

Cellectis S.A.

On December 31, 2019, the Company entered into a research collaboration and exclusive worldwide license agreement whereby the Company will license gene-editing technology from Cellectis S.A. (“Cellectis”), a clinical-stage biopharmaceutical company, to develop TIL therapies that have been genetically edited using TALEN ® technology, including a PD-1 inactivated product that the Company refers to as IOV-4001. Financial terms of the license include annual license payments and development, regulatory and sales milestone payments from the Company to Cellectis, as well as royalty payments based on net sales of TALEN®-modified TIL products. The Company recorded costs associated with the license agreement with Cellectis of $0.1 million for each of the three months ended March 31, 2023 and 2022, as research and development expense.

Novartis Pharma AG

On January 9, 2020, the Company obtained a license from Novartis Pharma AG (“Novartis”) to develop and commercialize an antibody cytokine engrafted protein, which the Company refers to as IOV-3001. Under the agreement, the Company has paid an upfront payment to Novartis and may pay future milestones related to initiation of patient dosing in various phases of clinical development for IOV-3001 and approval of the product in the U.S, EU, and Japan. Novartis is also entitled to low-to-mid single digit percentage royalties from commercial sales of the product. The Company recorded costs associated with the license agreement from Novartis of $10.0 million as research and development expense during for the year ended December 31, 2020. No expenses were recorded for each of the three months ended March 31, 2023 and 2022.

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

The Company’s leases have remaining lease terms that range from less than one year to approximately 20 years. Some of the Company’s leases include one or more options to renew with renewal terms that can extend the lease for additional years, or options to terminate the leases, both at the Company’s discretion. The Company’s leases may include options to extend or terminate the lease, which is considered in the lease term when it is reasonably certain that the Company will exercise any such options. Lease expense for minimum lease payments is recognized on a straight-line basis based on the fixed components of a lease arrangement.

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

The balance sheet classification of the Company’s right-of-use asset and lease liabilities was as follows (in thousands):

	March 31,	December 31,
	2023	2022
Operating lease right-of-use assets	$70,431	$73,015
Operating lease liabilities
Current portion included in current liabilities	12,614	12,587
Long-term portion included in non-current liabilities	69,612	71,859
Total operating lease liabilities	$82,226	$84,446

The following table summarizes components of lease expenses, which were included in Total costs and expenses in the Company’s Condensed Consolidated Statements of Operations, and other information related to its operating leases as follows (in thousands except weighted-average remaining lease terms and discount rates):

	Three Months Ended
	March 31,
	2023	2022
Operating lease cost	$4,524	$4,555
Variable lease cost	1,694	980
Short-term lease cost	45	42
Total lease cost	$6,263	$5,577

Other information
Cash paid for amounts included in the measurement of lease liabilities included in cash flows from operations	$4,161	$3,811
Tenant improvement allowance received for amounts included in the measurement of lease liabilities included in cash flows from operations	$—	$3,115
Increase in right-of-use assets from lease modifications	$349	$7,673
Weighted-average remaining lease terms (years)	12.90	14.13
Weighted-average discount rates	7.5%	7.2%

As of March 31, 2023, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

		CMO
	Facility	embedded
Year Ending December 31,	leases	leases	Total
Remainder of 2023	$6,183	$7,888	$14,071
2024	8,424	2,181	10,605
2025	8,240	—	8,240
2026	7,989	—	7,989
2027	8,186	—	8,186
Thereafter	83,827	—	83,827
Total lease payments	$122,849	$10,069	$132,918
Less: Present value adjustment	(50,140)	(552)	(50,692)
Operating lease liabilities	$72,709	$9,517	$82,226

NOTE 9. LEGAL PROCEEDINGS

Derivative Lawsuit. On December 11, 2020, a purported stockholder derivative complaint was filed by plaintiff Leo Shumacher against the Company, as nominal defendant, and then current directors, as defendants, in the Court of Chancery in the State of Delaware (the “Court”). The complaint alleges breach of fiduciary duty and a claim for unjust enrichment in connection with alleged excessive compensation of certain non-executive directors of the Company and seeks unspecified damages on behalf of the Company. The parties have agreed to a proposed settlement, which was submitted to the Court on June 15, 2022. After a hearing on November

17, 2022, the Court required the parties to take additional steps before it would approve the settlement. The Company, as nominal defendant, and its current directors, as defendants, answered the complaint on February 3, 2023.

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

In its counterclaims, the Company is seeking damages in an amount exceeding $0.5 million and an order rescinding any and all agreements that the Solomon Plaintiffs contend entitled them to obtain shares of Company stock. On May 12, 2020, the court granted the Company’s motion for summary judgment limiting the Solomon Plaintiffs’ damages for the Equity Claim to less than $0.1 million. The Solomon Plaintiffs filed a notice of appeal of this summary judgment on June 9, 2020. On July 2, 2020, the court granted the Company’s motion to dismiss the First Solomon Suit for want of prosecution. On January 4, 2021, the court granted the Solomon Plaintiffs motion for reconsideration, and reinstituted the case. On January 15, 2021, the Company filed a notice of appeal of the court’s grant of the Solomon Plaintiffs motion for reconsideration. On May 11, 2021, the Appellate Division upheld the court’s grant of the Solomon Plaintiffs’ motion for reconsideration of the dismissal of the First Solomon Suit for want of prosecution. On October 14, 2021, the Appellate Division upheld the court’s grant of the Company’s motion for summary judgment limiting the Solomon Plaintiffs’ damages for the Equity Claim to less than $0.1 million.

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

NOTE 10. INCOME TAXES

The Company did not record income tax expense for the three months ended March 31, 2023 and 2022, respectively as the Company expected to be in a cumulative taxable loss position in 2023 and 2022, and the net deferred tax assets are fully offset by a valuation allowance as it is not more likely than not that the benefit will be realized.  As of March 31, 2023, the Company remains in a cumulative book loss position and does not have sufficient positive evidence to realize its net deferred tax assets. As such, the Company continues to maintain a full valuation allowance against its net deferred tax assets.

NOTE 11. PROLEUKIN® ACQUISITION

Pursuant to the Option Agreement entered into on January 23, 2023 (the “Option Agreement”) between the Company and Clinigen Holdings Limited, Clinigen Healthcare Limited and Clinigen, Inc. (collectively, “Clinigen”), the Company will acquire worldwide rights to Proleukin® (aldesleukin) (the “Product”), an interleukin-2 (“IL-2”) product used to promote T-cell activity following TIL infusion.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of March 31, 2023 and results of operations for the three months ended March 31, 2023, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2022 which was filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Business” section of our Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q and other reports we file with the SEC. We use words such as “may,” “will,” “might,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “aim,” “potential,” “continue,” “ongoing,” “goal,” “forecast,” “guidance,” “outlook,” or the negative of these terms or other similar expressions to identify forward-looking statements, although not all forward-looking statements contain these words. All forward-looking statements included in this report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Iovance,” “we,” “us” and “our” refer to Iovance Biotherapeutics, Inc. and our subsidiaries.

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

Our lead product candidate, lifileucel, is being developed in advanced, or metastatic or unresectable, melanoma as well as in other indications. Lifileucel was investigated in two consecutive cohorts in a clinical trial of advanced melanoma patients post-anti-PD-1 therapy, including in a prospectively defined pivotal cohort. These patients had progressed on or after standard of care therapy, which is immune checkpoint inhibitors, or ICIs, and, targeted BRAF/MEK inhibitor therapy where appropriate. Based on the positive results of these cohorts, we completed a rolling Biologics License Application, or BLA, submission to the U.S. Food and Drug Administration, or FDA, for lifileucel in March 2023. Our Phase 3 clinical trial of lifileucel in combination with pembrolizumab, TILVANCE-301, is intended to be registrational in frontline advanced melanoma and serve as a confirmatory clinical trial to support full approval of lifileucel monotherapy in post-anti-PD-1 advanced melanoma.

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

Highlights of our current development pipeline are presented in the figure below:

Platform Technologies and Manufacturing

Our T-cell-based immunotherapy technology platforms are potentially applicable to many solid tumor types and blood cancers. Each platform is focused on leveraging patient-specific cells to recognize and attack diverse cancer cells that are unique to each patient. Unlike other cell therapies that act on a single or small number of shared antigen targets common to certain tumors, our polyclonal T-cells are personalized therapies designed to target a variety of neoantigens that are unique to the patient or tumor. The majority of solid tumor immune targets are patient-specific, with fewer than 1% shared among patients. TIL therapy is our lead T-cell-based immunotherapy platform in multiple advanced solid tumor cancers. For blood cancers, our peripheral blood lymphocyte, or PBL, therapy platform is based on polyclonal T-cells that are collected from a patient’s blood sample, and then amplified and reinvigorated.

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

In post-anti-PD-1 advanced melanoma, we are investigating lifileucel in our C-144-01 clinical trial that supports our BLA submission and potential approval of lifileucel.

In frontline advanced melanoma patients who are naïve to anti-PD-1 therapy, we are investigating lifileucel in combination with pembrolizumab in the IOV-COM-202 clinical trial and the Phase 3 TILVANCE-301 clinical trial. TILVANCE-301 is a randomized Phase 3 clinical trial intended to support registration in advanced frontline melanoma as well as to serve as a confirmatory trial for full approval in post-anti-PD-1 advanced melanoma.

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

●	Genetic modifications: We are pursuing several targets for genetic modification that utilize the gene-editing TALEN® platform licensed from the clinical-stage biotechnology company, Cellectis. Programs include single- and double- knockout candidates to further harness the immune system response to cancer and potentially increase the efficiency, potency and application of TIL therapy. Preclinical development is also ongoing with cytokine-tethered TIL products and additional TIL products and TIL-cell lines using transient and stable gene insertion and inactivation. Additional transient and permanent genetic modifications of TIL, such as cytokine-tethered TIL, may expand and activate TIL to achieve better efficacy while avoiding systemic side effects of cytokines.

●	Potency: Potential approaches to increase potency of the final TIL product include the sorting and selection of specific TIL, such as PD-1+ selected TIL and CD39/69 double-negative TIL, and the use of certain inhibitors or other reagents in TIL expansion cultures. Our TIL candidate LN-145-S1 is manufactured from TIL selected for PD-1 expression and has been investigated in post-anti-PD-1 advanced melanoma and post-anti-PD-1 HNSCC patient cohorts in our clinical trials.

●	Process optimization: We are committed to further optimizing and streamlining the processes for manufacturing TIL therapy and collecting tumor samples. We are investigating a 16-day manufacturing process, or Gen 3, in patient cohorts included in the C-145-03 clinical trial in HNSCC and the IOV-COM-202 clinical trial. We are also exploring our Gen 3 process to manufacture TIL from core biopsy as a less-invasive collection of tumor samples in a cohort of patients with NSCLC in our IOV-LUN-202 clinical trial.

●	New treatment regimens: We are exploring potential avenues to improve aspects of the TIL treatment regimen. In 2020, we licensed an antibody cytokine-engrafted protein, or IL-2 analog, which we refer to as IOV-3001, from Novartis. IOV-4001 is in IND-enabling studies supporting its use as part of the TIL treatment regimen following TIL infusion.

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

Impact of COVID-19 on our Business

Operations and Liquidity

The full impact of the novel strain of coronavirus, or COVID-19, pandemic is unknown and continuously evolving. While the potential economic impact brought by and over the duration of the COVID-19 pandemic may be difficult to assess or predict, the COVID-19 pandemic has resulted in significant disruption of global financial markets, which could in the future negatively affect our liquidity. In addition, a recession or market volatility resulting from the COVID-19 pandemic could affect our business. We have taken proactive, aggressive action throughout the COVID-19 pandemic to protect the health and safety of our employees and expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees. We do not believe that the COVID-19 pandemic had a material impact on our liquidity or results of operations for the three months ended March 31, 2023. Further, to date, the COVID-19 pandemic has not had significant effects on our clinical trial enrollment. Given the nature and type of our short-term investments in U.S. government securities, we do not believe that the COVID-19 pandemic will have a material impact on our current investment liquidity.

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

Components of Results of Operations

Revenues

We have not yet generated any revenues since our formation. With the submission of the rolling BLA for lifileucel for advanced melanoma and our expected completion of the closing of the acquisition of the worldwide rights to Proleukin® in the second quarter of 2023, we anticipate generating revenues from the sale of products during the 12 months from the date these financial statements are issued, however, such revenues may not be material. Our ability to generate revenues in the future will depend on our ability to complete the development of our product candidates and to obtain regulatory approval for them.

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

Results of Operations for the Three Months Ended March 31, 2023 and 2022

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

Costs and Expenses

Research and development expense (in thousands)

	Three Months Ended		Increase
	March 31,		(Decrease)
	2023	2022	$	%
Research and development expense	$82,734	$68,300	14,434	21
Stock-based compensation expense included in research and development expense	8,859	13,651	(4,792)	(35)

Research and development expense for the three months ended March 31, 2023 increased by $14.4 million, or 21%, compared to the same period in 2022. The increase was primarily attributable to (i) a $10.0 million increase in payroll and related expenses, driven by increased hiring of research and development employees to support our ongoing and planned clinical development activities, (ii) a $4.0 million increase in clinical trial costs driven primarily by the initiation of our Phase 3 TILVANCE-301 clinical trial, (iii) a $2.6 million increase in manufacturing costs driven by activities associated with qualifying iCTC suites for commercial manufacturing readiness, and (iv) a $2.6 million increase in other costs, including facility and related costs associated with the second phase of the iCTC build-out intended to expand manufacturing capacity, research alliance activities, costs associated with travel, and license costs related to the expansion of our information technology infrastructure to support our clinical activities. These expenses were partially offset by a $4.8 million decrease in stock-based compensation expenses primarily driven by lower average stock price.

General and administrative expense (in thousands)

	Three Months Ended		Increase
	March 31,		(Decrease)
	2023	2022	$	%
General and administrative expense	$28,122	$23,413	4,709	20
Stock-based compensation expense included in general and administrative expense	6,806	8,614	(1,808)	(21)

General and administrative expenses for the three months ended March 31, 2023 increased by $4.7 million, or 20%, compared to the same period in 2022. The increase was primarily attributable to (i) a $5.2 million increase in payroll and related expenses, resulting from increases in headcount to support the growth in the overall business and related corporate infrastructure, as well as the growth of our commercial organization to support our commercial readiness activities, and (ii) a $2.0 million increase in legal and other professional fees to support the Proleukin® acquisition. These expenses were partially offset by a $1.8 million decrease in stock-based compensation expenses, primarily driven by lower average stock price, and a $0.7 million decrease in marketing and advertising due to the timing of spend to align with the expected timing of the BLA approval.

Interest income, net (in thousands)

	Three Months Ended		Increase
	March 31,		(Decrease)
	2023	2022	$	%
Interest income, net	$3,486	$106	3,380	3,189

Interest income, net for the three months ended March 31, 2023 and 2022 increased by $3.4 million, or 3,189%, primarily due to a recent increase in interest rates and higher interest received on our cash, cash equivalents and investment portfolio.

Net loss (in thousands)

	Three Months Ended		Increase
	March 31,		(Decrease)
	2023	2022	$	%
Net loss	$(107,370)	$(91,607)	(15,763)	17

Net loss for the three months ended March 31, 2023 increased by $15.8 million, or 17%, compared to the same period in 2022. The increase in our net loss was due to the continued expansion of our research and development activities and the overall growth of our corporate infrastructure, as well as our pre-commercialization activities. We anticipate that we will continue to incur net losses in the future as we further invest in our research and development activities, including our commercial readiness and both clinical and internal development programs.

Liquidity and Capital Resources

We have incurred losses and generated negative cash flows from operations since inception. Historically, we have funded our operations from various public and private offerings of our equity securities, both common stock and preferred stock, from option and warrant exercises, and from interest income. Since 2017, our primary source of funds has been from the public sale of our common stock. With the submission of the rolling BLA for lifileucel for advanced melanoma being completed in March 2023 and our expected completion of the closing of the acquisition of the worldwide rights to Proleukin® in the second quarter of 2023, we anticipate generating revenue from the sale of products during the 12 months from the date these Condensed Consolidated Financial Statements are issued, however such revenues may not be material. We expect to continue to incur significant expenses to support our research and development activities, on-going commercial readiness activities and completion of tenant improvements constructed for the iCTC facility during the remainder of 2023 and beyond. Specifically, we expect increased spending on clinical trials, research and development, and payroll as we grow our professional and scientific staff and continue our expansion of manufacturing, including the build-out of the second-phase of the iCTC. Based on the funds we have available as of the date of our consolidated financial statements, we believe that we have sufficient capital to fund our anticipated operating expenses and capital expenditures, and the Proleukin® acquisition, as planned for at least the next twelve months from the date these Condensed Consolidated Financial Statements are issued.

Corporate Capitalization

As of March 31, 2023, we had outstanding 224,358,979 shares of our $0.000041666 par value common stock, 194 shares of our $0.001 par value Series A Convertible Preferred Stock, and 2,842,158 shares of our $0.001 par value Series B Convertible Preferred Stock. The outstanding shares of Series A Convertible Preferred Stock are currently convertible into 97,000 shares of our common stock, and the outstanding shares of Series B Convertible Preferred Stock are currently convertible into 2,842,158 shares of our common stock. The shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock do not have voting rights or accrue dividends.

On May 27, 2020, we filed an automatic shelf registration statement with the SEC for the issuance of an indeterminate amount of Shelf Securities, or the 2020 Automatic Shelf Registration Statement, which was immediately effective upon filing with the SEC.

On February 8, 2021, we entered into an Open Market Sale Agreement, or the First Sales Agreement, with Jefferies LLC, or Jefferies, with respect to an “at the market” offering program, under which we may, from time to time, in our sole discretion, issue and sell through Jefferies, acting as sales agent, up to $350.0 million of shares of our common stock.

On November 18, 2022, we entered into a new Open Market Sales Agreement, or the Second Sales Agreement (collectively with the First Sales Agreement, the Sales Agreements) with Jefferies, which superseded and replaced the First Sales Agreement dated

February 8, 2021. Pursuant to the terms of the Second Sales Agreement, we may, from time to time, in our sole discretion, issue and sell through Jefferies, acting as sales agent, up to $500.0 million of shares of our common stock. The issuance and sale, if any, of shares of our common stock under the First Sales Agreement and the Second Sales Agreement will be made pursuant to a prospectus supplement, dated February 8, 2021, and November 18, 2022, respectively, to the 2020 Automatic Shelf Registration Statement. For the three months ended March 31, 2023, the Company received approximately $260.1 million in net proceeds, net of offering costs, through the sale of 36,080,226 shares of its common stock through the Sales Agreements at a weighted average price per share of $7.35. No sales were made pursuant to the Sales Agreements during the three months ended March 31, 2022.

In the future, we may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. If any of the securities covered by the 2020 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of such offering at that time.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(99,815)	$(73,802)
Investing activities	153,396	86,516
Financing activities	258,172	1,417
Net increase in cash, cash equivalents and restricted cash	$311,753	$14,131

Operating Activities

Net cash used in operating activities represents cash disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss for non-cash items and changes in operating assets and liabilities. Net cash used in operating activities for the three months ended March 31, 2023 was $99.8 million as compared to $73.8 million for the same period in 2022. The $26.0 million increase in cash used in operating activities was driven by a $15.8 million increase in net loss related to increased costs in research and development, including the overall expansion of our clinical trials for new TIL therapies, as well as our commercial readiness activities. In addition, it reflects a decrease in non-cash charges of $7.7 million primarily driven by lower stock-based compensation expenses and accretion of discount on investments, partially offset by an increase in depreciation expenses. Cash used by assets and liabilities also decreased by $2.5 million, driven primarily by a net decrease in our operating lease liabilities associated with payments on lease arrangements and changes in accruals, and prepaid assets, resulting from an increased workforce, overall growth in business and operations, and the timing of vendor invoicing and related payments.

Investing Activities

Net cash provided by investing activities for the periods presented primarily relates to the purchase and maturity of investments and capital expenditures. Net cash provided by investing activities for the three months ended March 31, 2023 was $153.4 million compared to net cash provided by investing activities of $86.5 million for the same period in 2022. The increase in cash provided by investing activities of $66.9 million was primarily due to the timing of maturities and purchases of investments, partially offset by a decrease in capital expenditures.

Financing Activities

Net cash used provided by financing activities for the three months ended March 31, 2023 was $258.2 million compared to $1.4 million cash provided for the same period in 2022. The net cash provided by financing activities for the three months ended March 31, 2023 related to net proceeds of $260.1 million received from sales of common shares through the “at the market” offering program, offset by $1.9 million of tax payments related to shares withheld for vested restricted stock units. The net cash provided by financing activities for the same period in 2022 was from the proceeds from the issuance of common stock upon exercise of stock options during the period.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations as of March 31, 2023, as compared to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022. Details of our future lease obligations as of March 31, 2023 can be found in Note 8 of the Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of March 31, 2023, we had no obligations that would require disclosure as off-balance sheet arrangements.

Significant Accounting Policies and Recent Accounting Standards

See Note 2 of the Condensed Consolidated Financial Statements for a discussion of our significant accounting policies. There were no recently issued accounting standards applicable to us and we did not adopt any accounting standards during the three months ended March 31, 2023.

Inflation

Inflation has not had a material effect on our business, financial condition, or results of operations over our two most recent fiscal years.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in interest bearing cash accounts consisting of short-term debt securities issued by the U.S. government. The primary objective of our investment activities is to preserve principal. We adhere to an investment policy that requires us to limit amounts invested in securities based on credit rating, maturity, industry group and investment type and issuer, except for securities issued by the U.S. government. We do not have any derivative financial instruments or foreign currency instruments. As of March 31, 2023, we had $368.3 million invested in marketable securities with a maturity date of less than one year. As such, we believe that we are not exposed to any material market risk. If interest rates had varied by 1% as of March 31, 2023, the fair value of our investment portfolio would increase or decrease by approximately $0.1 million.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31,2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The information in Note 9 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 9 to our Condensed Consolidated Financial Statements for the quarter ended March 31, 2023 contained in this Quarterly Report on Form 10-Q.

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

Risk Factors Summary

We have marked with an asterisk (*) those risk factors below that reflect a substantive change from the risk factors included in our Annual Report on Form 10-K filed with the SEC on February 28, 2023.

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

Risks Related to Our Business:

●	We are substantially dependent on the success of our product candidates and cannot guarantee that these product candidates will successfully complete development, receive regulatory approval, or be successfully commercialized;
●	We may encounter substantial delays in our clinical trials or may not be able to conduct our clinical trials on the timelines we expect and we may be required to conduct additional clinical trials or modify current or future clinical trials based on feedback we receive from the FDA;*
●	It may take longer and cost more to complete our clinical trials than we project, or we may not be able to complete them at all;
●	Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which would prevent or delay regulatory approval and commercialization;
●	The manufacture of our product candidates is complex, and we may encounter difficulties in production, particularly with respect to process development, quality control, or scaling-up of our manufacturing capabilities. If we, or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure;*
●	Cell-based therapies and biologics rely on the availability of reagents, specialized equipment, and other specialty materials, which may not be available to us on acceptable terms or at all. For some of these reagents, equipment, and materials, we rely or may rely on sole source vendors or a limited number of vendors, which could impair our ability to manufacture and supply our products;
●	We collaborate with governmental, academic and corporate partners to improve and develop TIL therapies for new indications for use in combination with other therapies and to evaluate new TIL manufacturing methods, the results of which, because the manufacturing processes are not within our control, may be incorrect or unreliable;
●	We may need additional financing to fund our operations and complete the development and commercialization of our various product candidates, and if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our product candidates. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates;*
●	We are subject to extensive regulation, which can be costly, time consuming and can subject us to unanticipated delays; even if we obtain regulatory approval for some of our products, those products may still face regulatory difficulties;
●	We are required to pay substantial royalties and lump sum benchmark payments under our license agreements with the NIH, Moffitt, Novartis, and Cellectis, and we must meet certain milestones to maintain our license rights;
●	Because our current products represent, and our other potential product candidates will represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, the market acceptance, third-party reimbursement coverage and the commercial potential of our product candidates;
●	No assurance can be given that the Gen 2 manufacturing process we have selected will be FDA-compliant, more efficient and lower the cost to manufacture TIL products;
●	We face significant competition from other biotechnology and pharmaceutical companies and from non-profit institutions;
●	Development of a product candidate intended for use in combination with an already approved product may present more or different challenges than development of a product candidate for use as a single agent;
●	A Fast Track product designation, Breakthrough Therapy designation or other designation to facilitate product candidate development may not lead to faster development or a faster regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval;
●	While lifileucel has received Orphan Drug Designation, or ODD, for melanoma stages IIB-IV and for cervical cancer patients with tumors greater than 2 cm, there is no guarantee that we will be able to maintain this designation, receive these designations for any of our other product candidates, or receive or maintain any corresponding benefits, including periods of exclusivity;
●	As a condition of approval, the FDA may require that we implement various post-marketing requirements and conduct post-marketing studies, any of which would require a substantial investment of time, effort, and money, and which may limit our commercial prospects;
●	We may be unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, if they are approved, and as a result, we may be unable to generate product revenues;
●	If our product candidates do not achieve broad market acceptance, the revenues that we generate from their sales will be limited;
●	Our business could be adversely affected by the effects of health epidemics, including the recent spread of the COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations, including at our headquarters in San Carlos, California and at our manufacturing facility in Philadelphia, Pennsylvania, which are currently subject to state executive orders and shelter-in-place orders, and at our clinical trial sites, as well as the business or operations of our other manufacturers, CROs or other third parties with whom we conduct business;
●	We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth;
●	We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, an ongoing military conflict between Russia and Ukraine and record inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine, geopolitical tensions or record inflation;
●	Climate change or legal, regulatory or market measures to address climate change may negatively affect our business, results of operations, cash flows and prospects;
●	Environmental, social and governance matters may impact our business and reputation; and
●	We may rely on third parties to perform many essential services for any products that we commercialize, including services related to distribution, government price reporting, customer service, accounts receivable management, cash collection, and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize our current or future product candidates will be significantly impacted and we may be subject to regulatory sanctions.

Risks Related to Government Regulation:

●	The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates;*
●	Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions;
●	Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates profitably; and
●	Governments outside the U.S. tend to impose strict price controls, which may adversely affect our revenues, if any.

Risks Related to Our Business

We have a history of operating losses; we expect to continue to incur losses and we may never be profitable.*

We are a clinical-stage biotechnology company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient's own immune system to eradicate cancer. We do not have products approved for commercial sale and have not generated revenue from operations. As of March 31, 2023, we had an accumulated deficit of $1.7 billion. In addition, during the three months ended March 31, 2023, we incurred a net loss of $107.4 million. Since our inception we have not generated any revenues from operations. We are preparing for the commercial launch of our product, lifileucel, if approved, in 2023. We do not expect to generate any meaningful product sales or royalty revenues until we have a product approved. We expect to incur significant additional operating losses in the future as we expand our development and clinical trial activities in support of demonstrating the effectiveness of our products.

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

Prior to our completion of a rolling BLA for lifileucel, we have not previously submitted a BLA to the FDA, or similar marketing application to comparable foreign authorities, for any product candidate, and we cannot be certain that our current or any future product candidates will be successful in clinical trials or receive regulatory approval. Furthermore, although we have not submitted our BLA with comparisons to existing or more established therapies and likewise do not expect the FDA to base its determination with respect to product approval on such comparisons, the FDA may factor these comparisons into its decision whether to approve our TIL therapies, including lifileucel for advanced melanoma. The FDA may also consider its approvals of competing products, which may alter the treatment landscape concurrently with their review of our BLA filings, and which may lead to changes in the FDA’s review requirements that have been previously communicated to us and our interpretation thereof, including changes to requirements for clinical data or clinical trial design. Such changes could delay approval or necessitate withdrawal of our BLA filings.

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

If approved for marketing by applicable regulatory authorities, our ability to generate revenues from our product candidates will depend on our ability to:

●	price our product candidates competitively such that third-party and government reimbursement leads to broad product adoption;
●	prepare a broad network of clinical sites for administration of our product;
●	create market demand for our product candidates through our own marketing and sales activities, and any other arrangements to promote these product candidates that we may otherwise establish;
●	receive regulatory approval for the targeted patient population(s) and claims that are necessary or desirable for successful marketing;
●	effectively commercialize our products;
●	manufacture product candidates through CMOs or in our own manufacturing facility in sufficient quantities and at acceptable quality and manufacturing cost to meet commercial demand at launch and thereafter;
●	establish and maintain agreements with wholesalers, distributors, pharmacies, and group purchasing organizations on commercially reasonable terms;
●	maintain patent and trade secret protection and regulatory exclusivity for our product candidates;
●	launch commercial sales of our product candidates;
●	maintain compliance with applicable laws, regulations, and guidance specific to commercialization including interactions with health care professionals, patient advocacy groups, and communication of health care economic information to payors and formularies;
●	achieve market acceptance of our product candidates by patients, the medical community, and third-party payors;
●	achieve appropriate reimbursement for our product candidates;
●	maintain a distribution and logistics network capable of product storage within our specifications and regulatory guidelines, and further capable of timely product delivery to commercial clinical sites;
●	effectively compete with other therapies or competitors; and
●	following launch, ensure that our product will be used as directed and that additional unexpected safety risks will not arise.

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

Our reliance on these third parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on the CROs, clinical trial sites, and other third parties do not relieve us of these oversight responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the clinical trial and for ensuring that our preclinical studies are conducted in accordance with Good Laboratory Practices, or GLPs, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with GCPs for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of clinical trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections (including pre-approval inspections upon completion of a BLA filing with the FDA) of clinical trial sponsors, clinical investigators, clinical trial sites and certain third parties including CMOs. If we, our CROs, clinical trial sites, or other third parties fail to comply with Good Clinical Practices, or applicable GCPs, or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations.

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

We may encounter substantial delays in our clinical trials or may not be able to conduct our clinical trials on the timelines we expect and we may be required to conduct additional clinical trials or modify current or future clinical trials based on feedback we receive from the FDA.*

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any current or future clinical trials will be conducted as planned or completed on schedule, if at all, or that any of our product candidates will receive regulatory approval. We initiated clinical trials in patients with metastatic melanoma, cervical, head and neck and non-small cell lung cancers, and in other indications in collaboration with third parties. We have completed enrollment in the pivotal clinical trial for melanoma, C-144-01. In June 2022, we announced that initial Cohort 4 data read by the independent review committee, or IRC, met the primary endpoint in this clinical trial. In March 2023, we completed submission of our BLA to the FDA for the treatment of adult patients with metastatic melanoma for approval. We plan to initiate clinical trials in new indications, and new cohorts in existing clinical trials. Even as these clinical trials progress, issues may arise that could require us to suspend or terminate such clinical trials or could cause the results of one cohort to differ from a prior cohort. For example, we may experience slower than anticipated enrollment in our additional pivotal clinical trials, which may consequently delay BLA submission to the FDA or permit competitors to obtain approvals that may alter our BLA filing strategy. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely initiation or completion of clinical development, or product approval include:

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

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing changes to our product candidates, we may be required to, or we may elect to, conduct additional studies to bridge our modified product candidates to earlier versions. These changes may require FDA approval or notification, may not have their desired effect, or the FDA may not accept data from prior versions of the product to support an application, delaying our clinical trials or programs or necessitating additional clinical trials or preclinical studies. For example, while our first BLA submission includes our Gen 2 manufacturing process, in the future we may seek to commercialize other manufacturing processes, such as our Gen 3 manufacturing process or our PD-1 selected TIL manufacturing process. We may find that commercialization of these manufacturing processes has unintended consequences that necessitate additional development and manufacturing work or additional clinical trials and preclinical studies, or results in non-approval of a BLA.

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

We have reported preliminary results for clinical trials of our product candidates, including TIL for the treatment of metastatic melanoma, non-small cell lung cancer, cervical cancer, and head and neck cancers. These preliminary results, which include assessments of efficacy such as ORR, are subject to substantial risk of change due to small sample sizes and may change as patients are evaluated or as additional patients are enrolled in these clinical trials. These outcomes may be unfavorable, deviate from our earlier reports, and/or delay or prevent regulatory approval or commercialization of our product candidates, including candidates for which we have reported preliminary efficacy results. In clinical trials where a staged expansion is expected, such as studies using a Simon’s two stage design, these outcomes may result in the failure to meet an initial efficacy threshold for the first stage. Furthermore, other measures of efficacy for these clinical trials and product candidates may not be as favorable.

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

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our clinical trials may instead opt to enroll in a trial being conducted by one of our competitors. Because the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitor’s use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy and approved immunotherapies, rather than enroll patients in any future clinical trial. In addition, potential enrollees may opt to participate in other clinical trials because of the length of time between the time that their tumor is resected and the TIL is infused back into the patient.

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

Currently, our product candidates are manufactured using processes developed or modified by us or by our third-party research institution collaborators that we may not intend to use for more advanced clinical trials or commercialization. We have selected Gen 2 as the manufacturing process for product registration, and all ongoing and future company-sponsored clinical trials. Although we believe Gen 2 is a commercially viable process, there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency, and timely availability of raw materials. This includes potential risks associated with the FDA not agreeing with all of the details of our validation data or other aspects of our potency assay or assays for Cohort 4 of our C-144-01 clinical trial. For example, on October 5, 2020, we announced that we and the FDA were not able to agree on the required potency assays to fully define our TIL therapy, which is required as part of a BLA submission, and that as a result of these developments, our BLA submission was not expected by the end of 2020 and was anticipated instead to occur in 2021. Previously, we reported the submission of assay data to the FDA, and on May 18, 2021, we announced that we had received regulatory feedback from the FDA regarding our potency assays for lifileucel. Following FDA feedback regarding the potency assays for lifileucel, we continued work developing and validating our potency assays and engaged in discussions with the FDA during the second half of 2021 and first quarter of 2022. Based on feedback received from these discussions, we held a pre-BLA meeting in July 2022. We initiated a rolling BLA for lifileucel in metastatic melanoma in August 2022, and completed in March 2023. In addition, as previously disclosed, we have begun a confirmatory Phase 3 clinical trial of lifileucel in combination with pembrolizumab in frontline advanced melanoma in late 2022 which we expect to utilize significant manufacturing capacity.

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

Our or our CMOs’ manufacturing facilities may be unable to comply with our specifications, cGMPs, and with other FDA, state, and foreign regulatory requirements. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of product candidate that may not be detectable in final product testing. If we or our CMOs are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, or in accordance with the strict regulatory requirements, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Deviations from manufacturing requirements may further require remedial measures that may be costly and/or time-consuming for us or a third party to implement and may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

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

We may need additional financing to fund our operations and complete the development and commercialization of our various product candidates, and if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our product candidates. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

Our operations have consumed substantial amounts of cash since inception. From our inception to March 31, 2023, we have an accumulated deficit of $1.7 billion. In addition, our research and development and our operating costs have also been substantial and are expected to increase. For example, in October 2018, we closed an underwritten public offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $236.7 million. In June 2020, we closed another underwritten offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $567.0 million. In February 2021 we entered into an open market sale agreement, or the First Sales Agreement, with Jefferies LLC, which provided for the sale of up to $350.0 million of our common stock from time to time, which was subsequently increased to $500.0 million in

November 2022 upon the execution of an updated open market sale agreement, or the Second Sales Agreement, with Jefferies LLC. As of March 31, 2023, we had $632.7 million in cash, cash equivalents and investments ($543.5 million of cash and cash equivalents, $82.8 million in short-term investments, and restricted cash of $6.4 million).

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

Prior to December 31, 2022, we experienced multiple ownership changes. As a result, the federal and state carryforwards associated with the net operating loss and credit deferred tax assets were reduced by the amount of tax attributes estimated to expire during their respective carryforward periods. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. Depending on our future tax position, limitation of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

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

Our projections of both the number of people who have the advanced cancers we are targeting, as well as the subset of people with these cancers who are metastatic or unresectable, and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research by third parties, and may prove to be incorrect. Further, new studies or approvals of new therapeutics may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates and may also be limited by the cost of our treatments and the reimbursement of those treatment costs by third-party payors. For instance, we expect lifileucel to initially target a small patient population that suffers from metastatic melanoma. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

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

We continue to monitor the impact, if any, of the COVID-19 pandemic on our current and future operations, including our regulatory filing timelines and strategy as well as our preparation for commercial launch. Despite the wide-spread availability of COVID-19 vaccines, it is unclear the extent to which the COVID-19 pandemic (including future variants) will impact our business, results of operations, financial condition and our future strategic plans as future developments of the outbreak are highly uncertain and cannot be predicted. New information is constantly emerging concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. As the COVID-19 pandemic continues for an extended period of time, and with travel, face to face interactions, and resources are not allowed or are severely limited, either by us or our contractors, including our CMOs, our regulatory strategy, or commercial launch preparations may be negatively impacted. The COVID-19 pandemic may also impact the FDA and their ability to timely review our regulatory filings and conduct the pre-approval inspections necessary for ultimate approval of BLA. We cannot predict at this time whether and how FDA operations may be impacted at relevant times for our planned regulatory submissions.

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

Risks Related to Government Regulation

The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.*

We have completed our first submission of a rolling BLA to the FDA for lifileucel in March 2023. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. Our BLA submission and current expected timelines for our lifileucel product candidate for the treatment of metastatic melanoma are based on our interpretation of communications received from the FDA to date regarding this product candidate and are subject to revision if additional communications are received from the FDA.

Following our End of Phase 2 meeting with the FDA in June 2019, we increased enrollment in Cohort 1 of our ongoing C-145-04 clinical trial of TIL therapy lifileucel to at least 75 patients of the appropriate population to address the expected sample size in anticipation of a BLA submission in 2021. Additionally, the patient population was defined per discussion with FDA as patients who have progressed following initial systemic therapy for recurrent or metastatic disease which include many of the more advanced patients enrolled to date. In January 2021, we announced that Cohort 2 of the C-145-04 clinical trial had completed enrollment and that the landscape of care for cervical cancer patients had changed because of a recent FDA approval for pembrolizumab in the frontline cervical cancer setting. In August 2022 we announced that following FDA discussions and feedback on a registration strategy to address the shift in frontline standard of care, we reopened Cohort 2 of the ongoing C-145-04 clinical trial to enroll additional patients. The expanded Cohort 2 is intended to support a BLA submission in cervical cancer following progression on or after chemotherapy and PD-1 therapy. Our current beliefs regarding the registration pathway for the lifileucel product candidate in advanced cervical cancer are based on our interpretation of communications with the FDA to date and our efforts to address such communications, which may be incorrect. Our statements that the clinical trial may support a BLA submission also assume that our as-adjusted clinical trial has addressed the additional requests and feedback by the FDA. Further, enrollment in this clinical trial may need to be further adjusted based on future feedback from the FDA, changes in the competitive environment, or other regulatory agency input. Protocol revisions may have an adverse effect on the results reported to date. Changes to implement an independent review committee and assay validation and implementation, and the data within this clinical trial may not ultimately be supportive of product approval, all of which could result in significant delays to our currently anticipated timeline for development and approval of lifileucel product candidate or prevent its approval for the treatment of cervical cancer.

A BLA must also include significant information regarding the chemistry, manufacturing and controls for the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of cell therapies for cancer. We may also not be able to successfully utilize the BTD or RMAT designations we have received for metastatic cervical cancer and advanced melanoma, respectively, to successfully complete the development and commercialization of lifileucel. We may not be able to reach agreement with FDA on an interpretation of outcomes from our meetings, including meetings we have held with FDA in relation to our C-145-04 and C-144-01 clinical trials and future meetings. For example, on October 5, 2020, we reported the submission of additional potency assay data to the FDA, and at the same time, we also announced that we had reached agreement with the FDA on the minimum duration of follow up for Cohort 4 to support our BLA submission for lifileucel in the treatment of metastatic melanoma. In May 2021, we announced that we had received regulatory feedback from the FDA regarding our potency assays for lifileucel. Following FDA feedback, we continued our work developing and validating our potency assays and engaged in discussions with the FDA during the second half of 2021 and the first quarter of 2022. Based on the FDA feedback we received from these discussions, we held a pre-BLA meeting in July 2022, and initiated a rolling BLA for lifileucel in metastatic melanoma in August 2022, which we completed in March 2023. In addition, as previously disclosed, Iovance began startup activities for a confirmatory Phase 3 clinical trial, TILVANCE-301, of lifileucel in combination with pembrolizumab in frontline metastatic melanoma in late 2022. The FDA previously granted Fast Track Designation for lifileucel in combination with pembrolizumab for the treatment of immune checkpoint inhibitor naïve metastatic melanoma. However, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

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

Since enactment of the Patient Protection and Affordable Care Act, as amended (the “ACA”) in 2010, in both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013, and were to remain in effect until 2024. The Bipartisan Budget Act of 2015 extended the 2% sequestration to 2025. In January 2013, the American Taxpayer Relief Act of 2012, or ATRA, was approved which, among other things, reduced Medicare payments to several providers, with primary focus on the hospital outpatient setting and ancillary services, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On January 20, 2017, the Trump administration signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, and, for that reason, some final regulations have yet to take effect. In December 2017, Congress repealed the individual mandate for health insurance required by the ACA and could consider further legislation to repeal other elements of the ACA. At the end of 2017, CMS promulgated regulations that reduce the amount paid to hospitals for outpatient drugs purchased under the 340B program, and some states have enacted transparency laws requiring manufacturers to report information on drug prices and price increases. In June 2021, the Supreme Court issued its opinion in California v. Texas, upholding the constitutionality of the ACA.

Additional federal and state healthcare reform measures may be adopted in the future that may result in more rigorous coverage criteria, increased regulatory burdens and operating costs, decreased net revenue from our pharmaceutical products, decreased potential returns from our development efforts, and additional downward pressure on the price that we receive for any approved drug. There is also an increasing focus on the price of drugs, both at the state and federal levels, and it is likely that additional pricing controls will be enacted and could harm our business, financial condition and results of operations. For instance, states such as California have begun enacting transparency laws aimed at curbing drug price increases and with the change in administration it is possible that President Biden may issue Executive Orders with the potential to change a number of prior executive branch actions on drug pricing. We continue to monitor the potential impact of proposals and recently enacted legislation to lower prescription drug costs at the federal and state level. For example, the Inflation Reduction Act, or the IRA, was recently signed into law by President Biden, which makes significant changes to how drugs are covered and paid for under the Medicare program, including the creation of financial penalties for drugs whose prices rise faster than the rate of inflation, redesign of the Medicare Part D program to require manufacturers to bear more of the liability for certain drug benefits, and government price-setting for certain Medicare Part D drugs, starting in 2026, and Medicare Part B drugs starting in 2028. We are evaluating what effect, if any, the IRA may have on our business. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

As is the case with other cell therapy and biopharmaceutical companies, our success is dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the U.S. has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. While we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents.

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

Our stock price may be volatile, and our stockholders’ investment in our stock could decline in value.

The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including but not limited to:

●	volatility and instability in the capital markets due to the COVID-19 pandemic;
●	announcements of the results of clinical trials by us, our collaborators, or our competitors, or negative developments with respect to similar products, including those being developed by our collaborators;
●	developments with respect to patents or proprietary rights;
●	announcements of technological innovations by us or our competitors;
●	announcements of new products or new contracts by us or our competitors;
●	actual or anticipated variations in our operating results due to the level of development expenses and other factors;
●	changes in financial estimates by equities research analysts and whether our earnings meet or exceed such estimates;
●	conditions and trends in the pharmaceutical, biotechnology and other industries;
●	receipt, or lack of receipt, of funding in support of conducing our business;
●	regulatory developments within, and outside of, the U.S.;
●	litigation or arbitration;
●	general volatility in the financial markets;
●	general economic, political and market conditions and other factors; and
●	the occurrence of any of the risks described in this Quarterly Report on Form 10-Q.

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

As of March 31, 2023, we had 224,358,979 shares of common stock outstanding. In addition, we had 26,360,916 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted to purchase common stock based on vesting requirements of stock options and common stock issuable through purchases of employee stock purchase plan, or upon the conversion of preferred stock. The issuance and subsequent sale of the shares underlying these common stock equivalents could depress the trading price of our common stock. On June 10, 2019, our certificate of incorporation was amended to increase the number of authorized shares of our common stock, par value $0.000041666, from 150,000,000 shares to 300,000,000 shares, which was approved by our stockholders on that date.

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

Iovance Biotherapeutics, Inc.

May 10, 2023	By:	/s/ Frederick G. Vogt, Ph.D., J.D.
Frederick G. Vogt, Ph.D., J.D.
Interim Chief Executive Officer and President, and General Counsel (Principal Executive Officer)

May 10, 2023	By:	/s/ Jean-Marc Bellemin
Jean-Marc Bellemin
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)