Form 10-Q
period 2023-06-30
IOVANCE BIOTHERAPEUTICS, INC.
filed 2023-08-08
CIK 1425205

+-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

At August 3, 2023, the issuer had 247,776,653 shares of common stock, par value $0.000041666 per share, outstanding.

IOVANCE BIOTHERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2023

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

These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the success, cost, enrollment, and timing of our clinical trials;
●	the success, cost and timing of our product development activities;
●	the ability of us or our third-party contract manufacturers to continue to manufacture tumor infiltrating lymphocytes, or TIL, in accordance with our selected process;
●	our ability to design, construct and staff our own manufacturing facility on a timely basis and within the estimated expenses;
●	the success of competing therapies that are or may become available;
●	regulatory developments in the United States of America, or U.S., and foreign countries;
●	the timing of and our ability to obtain and maintain U.S. Food and Drug Administration, or the FDA, or other regulatory authority approval of, or other action with respect to, our product candidates, including with respect to the approval of the Biologics License Application (BLA) for lifileucel for patients with advanced melanoma;
●	our ability to attract and retain key scientific or management personnel;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
●	our ability to successfully commercialize Proleukin® and any other product candidates for which we obtain FDA or other regulatory approvals;
●	the ability and willingness of our third-party research institution collaborators to continue research and development activities relating to our product candidates;
●	the potential of our other research and development and strategic collaborations;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our manufacturing methods and product candidates;
●	our plans to research, develop and commercialize our product candidates;
●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
●	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
●	fluctuations in the trading price of our common stock; and
●	our use of cash and other resources.

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

Unless the context requires otherwise, in this report the terms “Iovance,” the “Company,” “we,” “us” and “our” refer to Iovance Biotherapeutics, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except share and per share information)

	June 30,	December 31,
	2023	2022
ASSETS

Current Assets
Cash and cash equivalents	$230,010	$231,731
Trade accounts receivable	33	—
Short-term investments	20,884	240,114
Inventory	9,720	—
Prepaid expenses and other assets	14,231	7,271
Total Current Assets	274,878	479,116

Property and equipment, net	112,549	105,232
Intangible assets, net	235,511	—
Operating lease right-of-use assets	67,631	73,015
Restricted cash	66,430	6,430
Long-term assets	294	189
Total Assets	$757,293	$663,982

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$31,157	$26,603
Accrued expenses	46,620	52,295
Operating lease liabilities	10,866	12,587
Total Current Liabilities	88,643	91,485

Non-Current Liabilities
Operating lease liabilities – non-current	68,844	71,859
Deferred tax liabilities	20,237	—
Long-term note payable	1,000	1,000
Total Non-Current Liabilities	90,081	72,859
Total Liabilities	178,724	164,344

Commitments and contingencies

Stockholders’ Equity
Series A Convertible Preferred stock, $0.001 par value; 17,000 shares designated, 194 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Series B Convertible Preferred stock, $0.001 par value; 11,500,000 shares designated, 2,842,158 shares issued and outstanding as of June 30, 2023 and December 31, 2022	3	3
Common stock, $0.000041666 par value; 500,000,000 shares authorized, 224,688,434 and 187,812,072 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	9	8
Accumulated other comprehensive income (loss)	325	(902)
Additional paid-in capital	2,360,468	2,068,867
Accumulated deficit	(1,782,236)	(1,568,338)
Total Stockholders’ Equity	578,569	499,638
Total Liabilities and Stockholders’ Equity	$757,293	$663,982

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited; in thousands, except per share information)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue
Product revenue	$238	$—	$238	$—
Total revenue	238	—	238	—

Costs and expenses
Cost of sales	$2,050	$—	$2,050	$—
Research and development	86,347	73,406	169,081	141,706
Selling, general and administrative	21,927	26,328	50,049	49,741
Total costs and expenses	110,324	99,734	221,180	191,447

Loss from operations	(110,086)	(99,734)	(220,942)	(191,447)
Other income
Interest income, net	3,081	385	6,567	491
Net Loss before income taxes	$(107,005)	$(99,349)	$(214,375)	$(190,956)
Income tax benefit	477	—	477	—
Net Loss	$(106,528)	$(99,349)	$(213,898)	$(190,956)
Net Loss Per Share of Common Stock, Basic and Diluted	$(0.47)	$(0.63)	$(0.98)	$(1.21)
Weighted Average Shares of Common Stock Outstanding, Basic and Diluted	224,481	157,274	219,117	157,194

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Loss	$(106,528)	$(99,349)	$(213,898)	$(190,956)
Other comprehensive loss:
Unrealized gain/(loss) on investments	118	(354)	894	(2,096)
Foreign currency translation adjustment	333	—	333	—
Comprehensive Loss	$(106,077)	$(99,703)	$(212,671)	$(193,052)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IOVANCE BIOTHERAPEUTICS, INC

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended June 30, 2023 and 2022

(unaudited; in thousands, except share information)

	Series A		Series B
	Convertible		Convertible				Additional	Accumulated Other		Total
	Preferred Sock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - March 31, 2023	194	$—	2,842,158	$3	224,358,979	$9	$2,342,703	$(126)	$(1,675,708)	$666,881
Stock-based compensation expense	—	—	—	—	—	—	16,740	—	—	16,740
Common stock issued upon purchase of employee stock purchase plan	—	—	—	—	226,196	—	1,271	-	—	1,271
Vesting of restricted shares issued for services	—	—	—	—	147,364	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(51,965)	—	(301)	—	—	(301)
Common stock issued upon exercise of stock options	—	—	—	—	7,860	—	55	-	—	55
Unrealized gain on investments	—	—	—	—	—	—	—	118	—	118
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	333	—	333
Net loss	—	—	—	—	—	—	—	—	(106,528)	(106,528)
Balance - June 30, 2023	194	$—	2,842,158	$3	224,688,434	$9	$2,360,468	$325	$(1,782,236)	$578,569

Balance - March 31, 2022	194	$—	2,842,158	$3	157,168,321	$7	$1,818,377	$(2,343)	$(1,264,052)	$551,992
Stock-based compensation expense	—	—	—	—	—	—	22,468	—	—	22,468
Common stock issued upon purchase of employee stock purchase plan	—	—	—	—	80,203	—	582	—	—	582
Vesting of restricted shares issued for services	—	—	—	—	898,392	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units				—	(346,335)	—	(2,649)	—	—	(2,649)
Unrealized loss on short-term investments	—	—	—	—	—	—	—	(354)	—	(354)
Net loss	—	—	—	—	—	—	—	—	(99,349)	(99,349)
Balance - June 30, 2022	194	$—	2,842,158	$3	157,800,581	$7	$1,838,778	$(2,697)	$(1,363,401)	$472,690

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IOVANCE BIOTHERAPEUTICS, INC

Condensed Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2023 and 2022

(unaudited; in thousands, except share information)

	Series A		Series B
	Convertible		Convertible				Additional	Accumulated Other		Total
	Preferred Sock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - December 31, 2022	194	$—	2,842,158	$3	187,812,072	$8	$2,068,867	$(902)	$(1,568,338)	$499,638
Stock-based compensation expense	—	—	—	—	—	—	32,405	—	—	32,405
Vesting of restricted stock shares issued for services	—	—	—	—	917,621	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(355,541)	—	(2,230)	—	—	(2,230)
Common stock issued upon purchase through employee stock purchase plan	—	—	—	—	226,196	—	1,271	—	—	1,271
Common stock issued upon exercise of stock options	—	—	—	—	7,860	—	55	—	—	55
Common stock sold in public offering, net of offering costs	—	—	—	—	36,080,226	1	260,100	—	—	260,101
Unrealized loss on investments	—	—	—	—	—	—	—	894	—	894
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	333	—	333
Net loss	—	—	—	—	—	—	—	—	(213,898)	(213,898)
Balance - June 30, 2023	194	$—	2,842,158	$3	224,688,434	$9	$2,360,468	$325	$(1,782,236)	$578,569

Balance - December 31, 2021	194	$—	2,842,158	$3	157,004,742	$7	$1,794,695	$(601)	$(1,172,445)	$621,659
Stock-based compensation expense	—	—	—	—	—	—	44,733	—	—	44,733
Common stock issued upon purchase through employee stock purchase plan	—	—	—	—	80,203	—	582	—	—	582
Vesting of restricted shares issued for services	—	—	—	—	898,392	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(346,335)	—	(2,649)	—	—	(2,649)
Common stock issued upon exercise of stock options	—	—	—	—	163,579	—	1,417	—	—	1,417
Unrealized loss on investments	—	—	—	—	—	—	—	(2,096)	—	(2,096)
Net loss	—	—	—	—	—	—	—	—	(190,956)	(190,956)
Balance - June 30, 2022	194	$—	2,842,158	$3	157,800,581	$7	$1,838,778	$(2,697)	$(1,363,401)	$472,690

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(213,898)	$(190,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	32,405	44,733
Unrealized exchange gains	(181)	—
Amortization of intangible assets	1,933	—
Amortization of right-of-use assets	5,910	6,184
Depreciation and amortization of property and equipment	5,695	4,042
Deferred tax benefit	(477)	—
Accretion of discounts and premiums on investments	(855)	995
Loss on write-off of fixed assets	—	314
Changes in assets and liabilities:
Prepaid expenses, other assets and long-term assets	(7,065)	(2,661)
Trade accounts receivable	(33)	—
Inventories	(9,549)	—
Operating lease liabilities	(5,261)	902
Accounts payable	3,171	65
Accrued expenses and other liabilities	(5,562)	(15,055)
Net cash used in operating activities	(193,767)	(151,437)

Cash Flows from Investing Activities
Maturities of investments	226,633	284,136
Purchase of investments	(5,323)	(85,841)
Cash paid for acquisition, net of cash acquired	(209,509)	—
Purchase of property and equipment	(15,184)	(16,016)
Net cash (used in) provided by investing activities	(3,383)	182,279

Cash Flows from Financing Activities
Tax payments related to shares withheld for vested restricted stock units	(2,230)	(2,649)
Proceeds from the issuance of common stock under employee stock purchase plan	1,271	582
Proceeds from the issuance of common stock upon exercise of options	55	1,417
Proceeds from the issuance of common stock, net	260,101	—
Net cash provided by (used in) financing activities	259,197	(650)
Effect of exchange rate changes	(3,768)	—
Net increase in cash, cash equivalents and restricted cash	58,279	30,192
Cash, Cash Equivalents and Restricted Cash Beginning of Period	238,161	84,313
Cash, Cash Equivalents and Restricted Cash End of Period	$296,440	$114,505

Supplemental disclosure of non-cash investing and financing activities:
Fair value of net assets acquired	$222,637	$—
Net unrealized gain (loss) on investments	894	(2,096)
Acquisition of property and equipment included in accounts payable and accrued expenses	3,813	967
Accrued capitalized acquisition costs	3,440	—
Lease liabilities arising from obtaining right-of-use asset from new leases	177	553
Lease liabilities arising from obtaining right-of-use asset from lease modifications	349	7,493

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. GENERAL ORGANIZATION, BUSINESS AND LIQUIDITY

General Organization and Business

Iovance Biotherapeutics, Inc. (the “Company”) is a biopharmaceutical company pioneering a transformational approach to treating cancer by harnessing the human immune system’s ability to recognize and destroy diverse cancer cells using therapies personalized for each patient. The Company’s mission is to be the global leader in innovating, developing and delivering tumor infiltrating lymphocyte (“TIL”) therapies for patients with solid tumor cancers. The Company’s autologous TIL therapy platform uses a centralized, scalable, and proprietary 22-day manufacturing process to grow polyclonal T-cells unique to each patient and yields a cryopreserved, individualized therapy. In May 2023, the Company acquired the worldwide rights to Proleukin® (aldesleukin), a commercialized interleukin-2 (“IL-2”) product used to promote T-cell activity following TIL infusion. The acquisition of Proleukin® provides a new revenue source, secures the IL-2 supply chain and logistics surrounding TIL therapy administration, and lowers cost of goods and clinical trial expenses for Proleukin® used with TIL therapies.

The Company is currently conducting clinical trials to investigate multiple TIL therapies for multiple indications, including its lead product candidate, lifileucel, for advanced, or metastatic or unresectable, melanoma. The Company completed a rolling Biologics License Application (“BLA”) submission to the U.S. Food and Drug Administration (the “FDA”) for lifileucel for patients with advanced melanoma in March 2023, and the FDA accepted its BLA and granted lifileucel Priority Review in May 2023. The FDA assigned November 25, 2023 as the target action date for a decision under the Prescription Drug User Free Act (“PDUFA”). The Company is also pursuing registrational strategies for lifileucel in advanced cervical cancer and for its TIL therapy LN-145 in metastatic non-small cell lung cancer (“NSCLC”). In addition, the Company is investigating next generation approaches to optimize TIL products, manufacturing processes and treatment regimens, including a first-in-human clinical trial of its lead genetically modified TIL therapy, IOV-4001. The Company is also exploring a shorter manufacturing process, tumor tissue procurement via core biopsy, additional genetically modified TIL therapies including multiple immune checkpoint gene edits, and cytokine-tethered TIL therapies, as well as a novel IL-2 analog, designated IOV-3001, as potential avenues to improve efficacy, manufacturing timelines, sample collection and supportive treatments involved in the overall TIL therapy process and treatment regimen.

Basis of Presentation of Unaudited Condensed Consolidated Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements of the Company for the three and six months ended June 30, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company's financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2023 or for any other period. The Condensed Consolidated Balance Sheet as of December 31, 2022 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023. These interim financial statements should be read in conjunction with that report. The reporting currency of the Company is U.S. dollars. The functional currency for most of its foreign subsidiaries is their local currency.

Liquidity

The Company is currently engaged in the development of therapeutics to fight solid tumor cancers. With the completion of the rolling BLA submission for lifileucel for advanced melanoma in March 2023, the Company expects to generate revenue from the sale of its product lifileucel, if the BLA is approved. Furthermore, upon the completion of the closing of the acquisition of the worldwide rights to Proleukin® (as discussed below in Note 4 - Proleukin® Acquisition) in the second quarter of 2023, the Company began to generate revenue from the sales of Proleukin® during the three months ended June 30, 2023. However, such revenues for Proleukin® and lifileucel may not be material during the 12 months from the date these Condensed Consolidated Financial Statements are issued. The Company has incurred a net loss of $213.9 million for the six months ended June 30, 2023 and used $193.8 million of cash in its operating activities during the six months ended June 30, 2023. As of June 30, 2023, the Company had $317.3 million in cash, cash equivalents, investments, and restricted cash ($230.0 million of cash and cash equivalents, $20.9 million in short-term investments and $66.4 million in restricted cash).

The Company expects to continue to incur significant expenses to support its preparations for the commercialization and launch of lifileucel (if approved), including continuing to prepare the Iovance Cell Therapy Center (the “iCTC”), its manufacturing facility in Philadelphia, to support the Company’s ongoing and planned clinical programs, including its NSCLC registration directed study and its frontline advanced melanoma Phase 3 confirmatory trial, TILVANCE-301, to expand the combination of TIL and immune checkpoint inhibitors (“ICI’s”) in ICI naïve patient cohorts, and to support Proleukin® integration activities during 2023 and beyond. Based on the funds the Company has available as of the date these consolidated financial statements are issued, which include estimated net proceeds (after deducting underwriting and other offering expenses) of $161.4 million from the public offering of its common stock completed on July 13, 2023, the Company believes that it has sufficient capital to fund its anticipated operating expenses and capital expenditures as planned for at least the next twelve months from the date these Condensed Consolidated Financial Statements are issued.

Concentrations of Risk

The Company is subject to credit risk from its portfolio of cash, cash equivalents, trade accounts receivable and investments. Under its investment policy, the Company limits amounts invested in securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. The Company does not believe it is exposed to any significant concentrations of credit risk from these financial instruments. The goals of its investment policy are safety and preservation of principal, diversification of risk, and liquidity of investments sufficient to meet cash flow requirements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents, and Investments

The Company’s cash and cash equivalents include short-term investments with original maturities of three months or less when purchased. The Company's investments are classified as “available-for-sale.” The Company includes these investments in current assets or non-current assets in the Condensed Consolidated Balance Sheets based on the length of maturity from the reporting date and carries them at fair value. Unrealized gains and losses on available-for-sale securities are recorded in the Condensed Consolidated Statements of Comprehensive Loss. Impairment losses related to credit losses (if any) are recorded as an allowance for credit losses with an offsetting entry to Interest income, net. No impairment losses related to credit losses were recognized for the three and six months ended June 30, 2023 and 2022. The cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in Interest income, net in the Condensed Consolidated Statements of Operations. Gains and losses on securities sold are recorded based on the specific identification method and are included in Interest income, net in the Condensed Consolidated Statements of Operations. The Company has not incurred any realized gains or losses from sales of securities to date. The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities and commercial paper, and places restrictions on maturities and concentration by type and issuer, except for securities issued by the U.S. government.

Restricted Cash

The Company maintains a required minimum balance in a segregated bank account in connection with its letters of credit for which amounts are restricted as to their use by the Company. Currently, the Company’s letters of credit are primarily comprised of one for the benefit of the landlord for the iCTC used as a security deposit for the lease in the amount $5.45 million and one for $0.6 million for the benefit of the landlord for the Company’s current headquarters’ lease (See Note 12 - Leases), as well as one for $60.0 million, for the future milestone payment as required by the terms of the Option Agreement for the Proleukin® acquisition (See Note 4 – Proleukin® Acquisition). The letter of credit for $5.45 million originally expired on May 28, 2020, however, it automatically extends for additional one-year periods, without written agreement, to May 28 in each succeeding calendar year, through at least 60 days after the lease expiration date. Further, on the expiration of the seventh year of the lease, and each anniversary date thereafter, the letter of credit may be decreased by $1.0 million with a minimum security deposit of $1.5 million maintained through the end of the lease term. The letter of credit with the landlord for the Company’s current headquarters’ lease expires on February 1, 2032, however, it will be automatically extended, without written agreement, for one-year periods to February in each succeeding calendar year. The letter of credit for the $60.0 million expires on May 5, 2024, however, it will be automatically extended, without written agreement, for one-year periods to May in each succeeding calendar year and the final expiration date will be July 20, 2026. Furthermore, the letter of credit will not be automatically extended if a thirty-day written notice is provided prior to the annual extension. As of June 30, 2023 and December 31, 2022, Restricted cash totaled $66.4 million and $6.4 million, respectively, in the Company’s Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash, reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30,
	2023	2022
Cash and cash equivalents	$230,010	$108,075
Restricted cash	66,430	6,430
Total cash, cash equivalents and restricted cash	$296,440	$114,505

Asset Acquisitions

The Company evaluates acquisitions of assets using the guidance in Accounting Standard Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), to determine whether the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to assess if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of assets. If the screen test is met, the transaction is accounted for as an asset acquisition. If the screen test is not met, further assessment is required to determine whether the Company has acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business.

If the assets acquired do not constitute a business, the Company accounts for asset acquisitions using the cost accumulation and allocation method. Under this method the cost of the acquisition, including direct acquisition-related costs, is allocated to the assets acquired on a relative fair value basis. Goodwill is not recognized in an asset acquisition and any difference between consideration transferred and the fair value of the net assets acquired is allocated to the identifiable assets acquired based on their relative fair values.

Deferred tax liabilities arising from basis differences in assets acquired are calculated using the simultaneous equations method under ASC 740, Income Taxes (“ASC 740”), and based on the effective tax rate. The resulting deferred tax liability is recorded in the Condensed Consolidated Balance Sheet as of June 30, 2023.

Contingent consideration in the scope of ASC Topic 815, Derivatives and Hedging (“ASC 815”), is included in the cost of the asset acquisition at its acquisition date fair value. Contingent consideration in the scope of ASC Topic 450, Contingencies (ASC “450”), is recognized when it is both probable and reasonably estimable.

Inventory and Cost of Sales

Inventory is stated at the lower of cost or net realizable value. Cost includes amounts related to materials, labor and overhead. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Inventories presented in the Condensed Consolidated Balance Sheet as of June 30, 2023 pertain solely to Proleukin® and include a step-up of the fair value of inventories as a result of the acquisition of the worldwide rights to Proleukin®. Inventoriable costs incurred such as manufacturing costs for the Company’s product candidates, including lifileucel, are expensed as incurred as research and development expenses prior to regulatory approval. If and when regulatory approval of a product is obtained and the approved product is commercially launched, the Company will begin capitalizing manufacturing costs related to the approved product into inventory.

Cost of sales includes the cost of Proleukin® inventories and other costs that are directly associated with the purchase and sales of Proleukin®. In addition, amortization expense for the fair value step up of Proleukin® inventories and the acquired intangible assets related to the developed technology are included in Cost of Sales.

Trade Accounts Receivable

Trade accounts receivable are recorded net of allowances for product returns and estimated credit losses. The estimate of allowance for credit losses considers factors, including existing contractual payment and the aging of receivable from its customers. To date, the Company has determined that an allowance for doubtful accounts is not required.

Intangible Assets

The Company’s intangible assets are initially measured based on an allocation of the cost of the acquisition to the assets acquired on a relative fair value basis and are recorded net of accumulated amortization. The Company amortizes the intangible assets on a straight-line basis over their estimated useful lives.

When contingent consideration is a component of the cost of an asset acquisition, the Company capitalizes the amount of incremental cost from the contingent consideration related to the intangible asset acquired in the period the underlying contingency is resolved. When this occurs, the Company will recognize amortization expense on the incremental cost prospectively from the date the incremental costs are capitalized.

The Company reviews intangible assets for impairment at least annually and whenever events or changes in circumstances have occurred which could indicate that the carrying value of the assets are not recoverable. If such indicators are present, the Company assesses the recoverability of affected assets by determining if the carrying value of the assets is less than the sum of the undiscounted future cash flows of the assets. If the assets are found to not be recoverable, the Company measures the amount of impairment by comparing the carrying value of the assets to their fair values. The Company determined that no indicators of impairment existed as of June 30, 2023.

Leases

The Company determines if an arrangement includes a lease at inception and thereafter, if modified. Operating leases are included in its Condensed Consolidated Balance Sheets as Operating lease right-of-use assets and Operating lease liabilities as of June 30, 2023 and December 31, 2022. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date or modification date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses an estimated incremental borrowing rate that is applicable to the Company based on the information available at the later of the lease commencement or modification date.

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

Revenue Recognition

The Company recognizes revenue from product sales in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price using the most likely method based on historical experience as well as applicable information currently available.

Indirect taxes collected from customers and remitted to government authorities that are related to sales of the Company’s products, primarily in Europe, are excluded from revenues.

Subsequent to the closing of the acquisition of Proleukin® in May 2023, the Company began to sell Proleukin® in licensed markets outside of the U.S. To date, there have been no product sales from Proleukin® in the U.S. market. Product sales for the three and six months ended June 30, 2023 were $0.2 million. Reserves for variable consideration for the market outside of the U.S. were immaterial.

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

Accrued Research and Development Costs

Research and development costs are expensed as incurred. Clinical development costs compose a significant component of research and development costs. The Company has a history of contracting with third parties, including contract research organizations (“CROs”), independent clinical investigators, and contract manufacturing organizations (“CMOs”) that perform various clinical trial activities on the Company’s behalf in connection with the ongoing development of the Company’s product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in an uneven payment flow. The Company accrues and expenses costs for clinical trial activities performed by third parties based upon estimates of work completed to date for each clinical trial in accordance with agreements established with CROs, hospitals, and clinical investigators. Accruals for CROs and CMOs are recorded based on estimates of services received and efforts expended pursuant to agreements established with CROs, CMOs and other outside service providers. The Company determines its estimates through discussions with internal clinical stakeholders and outside service providers as to the progress or stage of completion of clinical trials or services and the contracted fee to be paid for such services.

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

Selling, general and administrative expense

Selling, general and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, procurement, legal, investor relations, facilities, business development, marketing, commercial, information technology and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses and amortization expense for the acquired assembled workforce intangible asset. Selling, general and administrative costs are expensed as incurred, and the Company accrues for services provided by third parties related to such expenses by monitoring the status of services provided and receiving estimates from its service providers and adjusting its accruals as actual costs become known.

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

As of June 30, 2023 and 2022, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive:

	June 30,
	2023	2022
Stock options	19,438,306	14,519,506
Employee Stock Purchase Plan	225,110	193,194
Restricted stock units	4,153,569	2,499,178
Series A Convertible Preferred Stock*	97,000	97,000
Series B Convertible Preferred Stock*	2,842,158	2,842,158
	26,756,143	20,151,036

* on an as-converted basis

The dilutive effect of potentially dilutive securities would be reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company's common stock could result in a greater dilutive effect from potentially dilutive securities.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include assumptions made in the fair value of intangible assets, inventories acquired as part of the acquisition of Proleukin®, equity awards and related stock-based compensation, assumptions used in measuring operating right-of-use assets and operating lease liabilities, accounting for potential liabilities, including estimates inherent in accruals related to clinical trials, and the realizability of the Company’s deferred tax assets.

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Iovance Biotherapeutics, Inc. and its wholly-owned subsidiaries, Iovance Biotherapeutics Manufacturing LLC, Iovance Biotherapeutics GmbH, Iovance Biotherapeutics B.V., Iovance Biotherapeutics UK Ltd and Clinigen SP Ltd (together, the “UK subsidiaries”), and Iovance Biotherapeutics Canada, Inc. All intercompany accounts and transactions have been eliminated.

Foreign Currency Translation

The assets and liabilities of the Company’s subsidiaries whose functional currencies are not in U.S. dollars are translated into U.S. dollars at the related period-end exchange rate. The U.S. dollar effects that arise from translation of net assets of these subsidiaries at changing rates are recognized in Accumulated Other Comprehensive Income (Loss) in the Condensed Consolidated Balance Sheets. The subsidiaries’ net loss is translated into U.S. dollars by using the average exchange rate for the applicable period. The Condensed Consolidated Financial Statements are presented in U.S. dollars, which is the Company’s reporting currency.

Segment Reporting

The Company operates in one segment, focused on innovating, developing and commercializing therapies using autologous TIL for the treatment of advanced melanoma and other solid tumor cancers.

Recent Accounting Standards

There were no applicable recently issued accounting standards nor did we adopt any new accounting standards during either the three or six months ended June 30, 2023.

NOTE 3. CASH EQUIVALENTS, INVESTMENTS AND RECURRING FAIR VALUE MEASUREMENTS

The amortized cost and fair value of cash equivalents and investments as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of June 30, 2023	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$15,471	$—	$(7)	$15,464
Commercial paper	5,421	—	(1)	5,420
Money market funds	175,977	—	—	175,977
Total investments	$196,869	$—	$(8)	$196,861

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2022	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$118,570	$—	$(850)	$117,720
U.S. government agency securities	11,272	—	(7)	11,265
Corporate securities	7,230	—	—	7,230
Commercial paper	148,299	8	(53)	148,254
Money market funds	88,001	—	—	88,001
Total investments	$373,372	$8	$(910)	$372,470

The fair value of cash equivalents and investments as of June 30, 2023 and December 31, 2022 are classified as follows in the Company’s Consolidated Balance Sheets (in thousands):

	June 30,	December 31,
Classified as:	2023	2022
Cash equivalents	$175,977	$132,356
Short-term investments	20,884	240,114
Total investments	$196,861	$372,470

Cash equivalents in the tables above exclude cash demand deposits of $54.0 million and $99.4 million as of June 30, 2023 and December 31, 2022, respectively. Unrealized gains and losses are included in Accumulated Other Comprehensive Income (Loss), and as of June 30, 2023 and December 31, 2022 no unrealized losses on available-for-sale securities have resulted from credit risk. All available-for-sale securities held as of June 30, 2023 and December 31, 2022 had contractual maturities of less than one year. No unrealized losses on available-for-sale securities have been in a continuous unrealized loss position for more than 12 months, as of the periods presented. To date, the Company has not recorded any impairment charges on its marketable securities.

Recurring Fair Value Measurements

As of June 30, 2023 and December 31, 2022, the fair value of the Company’s financial assets that are measured at fair value on a recurring basis, which consist of cash equivalents and short-term and long-term investments classified as available-for-sale securities, are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of June 30, 2023
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$15,464	$—	$—	$15,464
Commercial paper	—	5,420	—	5,420
Money market funds	175,977	—	—	175,977
Total	$191,441	$5,420	$—	$196,861

	Assets at Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$117,720	$—	$—	$117,720
U.S. government agency securities	—	11,265	—	11,265
Corporate securities	—	7,230	—	7,230
Commercial paper	—	148,254	—	148,254
Money market funds	88,001	—	—	88,001
Total	$205,721	$166,749	$—	$372,470

Level 2 assets consist of commercial paper and government agency securities. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset.

NOTE 4. PROLEUKIN® ACQUISITION

On January 23, 2023, the Company and its newly formed, wholly owned subsidiary, Iovance Biotherapeutics UK Ltd (the “Purchaser”) entered into an Option Agreement (the “Option Agreement”) with Clinigen Holdings Limited, Clinigen Healthcare Limited, and Clinigen, Inc. (collectively “Clinigen”), a global pharmaceutical services company, pursuant to which the Purchaser would acquire the worldwide rights for the manufacturing, supply, commercialization and sale of Proleukin® (aldesleukin) (the “Acquisition”).

On May 18, 2023, the Company completed the Acquisition and specifically acquired (i) all issued and outstanding shares of Clinigen SP Limited (the “Target”), (ii) the business of the Target and Clinigen (the “Proleukin® Business”) comprising the manufacturing, supply, commercialization and the generation of income from the Product rights and the undertaking of an active role in the development, maintenance and exploitation of those rights, and (iii) certain specified assets identified in the Option Agreement. Pursuant to the Option Agreement, the Company paid to Clinigen (i) an upfront payment of £166.9 million (or approximately $207.2 million), including the applicable stamp-tax payment, and (ii) a payment for certain inventory of £2.4 million (or approximately $3.0 million) using existing cash on hand. The Option Agreement includes potential future contingent payments, as discussed below.

The Acquisition was accounted for as an asset acquisition because substantially all of the fair value of the acquired assets was concentrated in the acquired developed technology related to the intellectual property rights of Proleukin® and therefore the Acquisition does not meet the definition of a business in accordance with ASC 805. The Proleukin® Business operations have been included in the Company’s Condensed Consolidated Financial Statements commencing from the acquisition date.

The following table summarizes the total cash consideration and allocated acquisition date fair values of assets acquired and liabilities assumed (in thousands):

Amounts
Cash	$35
Inventory	9,688
Developed technology	232,665
Assembled workforce	636
Deferred tax liability	(20,352)
Total Cost of Acquisition	$222,672

The $222.7 million of total cost of the Acquisition consisted of (i) a $210.2 million of cash payment to Clinigen and (ii) $12.5 million of direct transaction costs incurred by the Company. The Option Agreement additionally provides for contingent cash payments consisting of (i) a milestone payment of £41.7 million, or approximately $50.0 million, upon first approval of lifileucel in advanced melanoma, (ii) deferred consideration based on double digit rates on global net sales (as defined in the Option Agreement) payable from the Company to the sellers following the completion of the Acquisition over a deferred consideration term of twelve years, and (iii) after the deferred consideration term, earnout payments payable from the Company to sellers following the completion of the transaction if deferred consideration payments are equal or greater than the deferred consideration amount provided for in the Option Agreement. These contingent payments were determined to be within the scope of ASC 450 and will be recognized when they are both probable and estimable. The recognition criteria have not been met as of the acquisition date or as of June 30, 2023.

The net assets acquired in the Acquisition were recorded by allocating the total cost of the Acquisition to the assets acquired on a relative fair value basis based on their estimated fair values as of May 18, 2023, which is the date that the Acquisition was completed.

The fair value of the developed technology was estimated using a multi-period excess earnings income approach that discounts expected cash flows to present value by applying a discount rate that represents the estimated rate that market participants would use to value the intangible assets. The fair value of the developed technology is being amortized over an expected useful life of 15 years and is recorded as Cost of Sales in the Company’s Condensed Consolidated Statement of Operations.

The fair value of the assembled workforce was estimated using a replacement cost less depreciation method. The fair value of the assembled workforce is being amortized over an expected useful life of 3 years and is recorded as Selling, General and Administrative expense in the Company’s Condensed Consolidated Statement of Operations.

The fair value of the acquired inventory was determined using the comparative sales method of the market approach, which uses historical and expected average selling prices of inventory as the base amount to which adjustment for costs to complete for work-in-process, cost of disposal and reasonable profit allowance are applied. The inventory fair value adjustment is being amortized as cost of sales as the acquired inventories are sold.

A deferred tax liability was recognized on the temporary differences related to the book and tax basis of the acquired intangible assets. The deferred tax liability and resulting adjustment to the carrying amount of the acquired intangibles was calculated using the simultaneous equations method under ASC 740. The tax rate used is based on the estimated statutory rates in the United Kingdom as this is where the intangible assets are domiciled.

NOTE 5. INTANGIBLE ASSETS, NET

The gross carrying amounts and net book value of intangible assets as of June 30, 2023 are as follows (in thousands):

	June 30, 2023
	Gross carrying amounts	Accumulated amortization	Intangible assets, net
Intangible assets:
Developed technology	$236,793	$(1,903)	$234,890
Assembled workforce	647	(26)	621
Total Intangible Assets	$237,440	$(1,929)	$235,511
* Amounts are translated using the foreign exchange rate as of 6/30/2023.

The Company recognized $1.9 million of amortization expense during the three and six months ended June 30, 2023. Amortization expense for the developed technology and assembled workforce is recorded in Cost of Sales and Selling, General and Administrative expense, respectively, in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2023. There was no such expense recorded in the three and six months ended June 30, 2022.

The total estimated amortization of the Company’s intangible assets for the remaining six months ending December 31, 2023, and the years ending December 31, 2024, 2025, 2026, 2027 and 2028, are $7.9 million, $15.7 million, $15.7 million, $15.6 million, $15.5 million and $15.5 million, respectively.

NOTE 6. INVENTORY

Inventories presented in the Condensed Consolidated Balance Sheet as of June 30, 2023 pertain solely to Proleukin®. Inventory classified as work in process are unlabeled vials of Proleukin®.

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Work in process	$8,587	$—
Finished goods	1,133	—
Total inventory	$9,720	$—

NOTE 7. REVENUE

Product sales for the three and six months ended June 30, 2023 was $0.2 million and represented sales of Proleukin® made in licensed markets outside of the U.S. To date, there have been no product sales from Proleukin® in the U.S. market.

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Leasehold improvements	$76,724	$74,305
Lab, process, and validation equipment	22,524	22,136
Utility equipment	5,990	5,951
Office furniture and equipment	3,404	2,927
Computer software	6,736	6,736
Computer equipment	695	695
Machinery and equipment	251	82
Construction in progress	18,529	9,118
Total property and equipment, cost	134,853	121,950
Less: Accumulated depreciation and amortization	(22,304)	(16,718)
Property and equipment, net	$112,549	$105,232

Depreciation and amortization expense for the three months ended June 30, 2023 and 2022, was $2.9 million and $2.2 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2023 and 2022, was $5.7 million and $4.0 million, respectively.

NOTE 9. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued payroll and employee related expenses	$18,359	$19,407
Clinical related	10,135	14,812
Manufacturing related	7,350	4,652
Facilities related	3,537	6,510
Legal and related services	1,416	3,015
Proleukin® acquisition related	1,249	—
Other accrued expenses	4,574	3,899
Total accrued expenses	$46,620	$52,295

NOTE 10. STOCKHOLDERS’ EQUITY

Common Stock

The Company’s certificate of incorporation, as amended, authorizes the issuance of up to 500,000,000 shares of the Company’s common stock, par value $0.000041666. As of June 30, 2023, 224,688,434 shares of the Company’s common stock were issued and outstanding.

At the Market Offering Program

On November 18, 2022, the Company entered into an Open Market Sales Agreement (the “2022 Sales Agreement”) with Jefferies LLC (“Jefferies”). Under the terms of the 2022 Sales Agreement, the Company was able to, from time to time, at its sole discretion, issue and sell up to $500.0 million of shares of the Company’s Common Shares. On June 16, 2023, the Company entered into a new Open Market Sales Agreement (the “2023 Sales Agreement”), which superseded and replaced in its entirety the 2022 Sales Agreement. Under the terms of the 2023 Sales Agreement, the Company may, from time to time, in its sole discretion, issue and sell up to $450.0 million of shares of the Company’s Common Shares. The issuance and sale, if any, of the Common Shares by the Company under the 2022 Sales Agreement and the 2023 Sales Agreement (together, the “Sales Agreements”) was or will be made pursuant to a prospectus supplement, dated November 18, 2022 and June 16, 2023, respectively, to the Company’s Registration Statement on Form S-3ASR, which became effective immediately upon filing with the Securities and Exchange Commission on May 27, 2020 and June 16, 2023.

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

During the six months ended June 30, 2023, the Company received approximately $260.1 million in proceeds, net of offering costs, through the sale of 36,080,226 shares of its Common Shares pursuant to the 2022 Sales Agreement at a weighted average price per share of $7.35. No sales were made pursuant to the Sales Agreements during the three months ended June 30, 2023 and the three and six months ended June 30, 2022.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock. As of June 30, 2023, 17,000 shares were designated as Series A Convertible Preferred Stock (“Series A Convertible Preferred Stock”) and 11,500,000 shares were designated as Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock”).

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

During the three and six months ended June 30, 2023 and 2022, no shares of Series A Convertible Preferred Stock were converted into shares of common stock. As of June 30, 2023 and December 31, 2022, 194 shares of Series A Convertible Preferred Stock (that are convertible into 97,000 shares of common stock) remained outstanding.

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

During the three and six months ended June 30, 2023 and 2022, no shares of Series B Convertible Preferred Stock were converted into shares of common stock. As of June 30, 2023 and December 31, 2022, 2,842,158 shares of Series B Preferred Stock (that are convertible into 2,842,158 shares of common stock) remained outstanding.

Equity Incentive Plans

The Company has multiple equity incentive plans under which it grants awards. As of June 30, 2023, there are 77,086 shares available to grant under the 2014 Equity Incentive Plan (the “2014 Plan”).

On April 22, 2018, the Company’s board of directors (the “Board”) adopted the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (as amended, the “2018 Plan”), which was approved by the Company’s stockholders in June 2018. The 2018 Plan as approved initially authorized the issuance up to an aggregate of 6,000,000 shares of common stock in the form of incentive (qualified) stock options, non-qualified options, common stock, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards or any combination of the foregoing. On June 8, 2020, the Company's stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 6,000,000 to 14,000,000 shares, which became effective immediately. On June 10, 2022, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 14,000,000 to 20,700,000 shares, which became effective immediately. On June 6, 2023, the Company’s stockholders approved an amendment to the 2018 plan to increase the number of shares available for issuance under the 2018 plan from 20,700,000 to 29,700,000, which became effective immediately. As of June 30, 2023, 8,879,043 shares of common stock were available for grant under the 2018 Plan.

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

The Board initially reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the 2021 Inducement Plan, and the 2021 Inducement Plan is administered by the Compensation Committee. On January 12, 2022, the Compensation Committee approved an amendment to the 2021 Inducement Plan solely to increase the number of shares reserved for issuance under the 2021 Inducement Plan from 1,000,000 shares of the Company’s common stock to 1,750,000 shares of the Company’s common stock without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. On March 13, 2023, the Compensation Committee approved an additional amendment to the 2021 Inducement Plan solely to increase the number of shares reserved for issuance under the 2021 Inducement Plan from 1,750,000 shares of the Company’s common stock to 2,250,000 shares of the Company’s common stock without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.

In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, equity awards under the 2021 Inducement Plan may only be made to an employee if such employee is granted such equity awards in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. In addition, awards under the 2021 Inducement Plan may only be made to employees who have not previously been an employee or member of the Board (or any parent or subsidiary of the Company) or following a bona fide period of non-employment of the employee by the Company (or a parent or subsidiary of the Company). As of June 30, 2023, 691,851 shares of common stock were available for grant under the 2021 Inducement Plan.

Stock Options

A summary of the stock option activity during the six months ended June 30, 2023, is presented in the following table:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contract	Value
	Options	Price	Life
Outstanding at December 31, 2022	15,240,197	$22.45
Issued	4,873,795	7.19
Exercised	(7,860)	6.97
Expired/Cancelled	(667,826)	18.43
Outstanding at June 30, 2023	19,438,306	$18.77	7.39	$646,711
Ending vested and expected to vest at June 30, 2023	19,438,306	$18.77	7.39	$646,711
Options exercisable at June 30, 2023	11,255,242	$23.09	6.10	$428,090

As of June 30, 2023, there was $55.9 million of total unrecognized compensation expense related to the options that is expected to be recognized over a weighted average period of 2.08 years.

The weighted average grant date fair value for employee options granted under the Company’s stock option plans during the six months ended June 30, 2023 and 2022 was $5.01 and $8.89 per option, respectively.

The aggregate intrinsic value in the table above reflects the total pre-tax intrinsic value (calculated as the difference between the Company’s closing stock price on the last trading day of the quarter ended June 30, 2023 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2023. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

Employee Stock Purchase Plan

In June 2020, the Company adopted the 2020 Employee Stock Purchase Plan (as amended, the “2020 ESPP”) upon its approval by the Company’s shareholders at its Annual Stockholders Meeting on June 8, 2020. The Company reserved 500,000 shares of its common stock for issuance under the 2020 ESPP. On June 6, 2023, the Company's stockholders approved an amendment to the 2020 ESPP plan, to increase the number of shares reserved for issuance under the 2020 ESPP plan from 500,000 shares of the Company’s common stock to 1,400,000 shares of the Company’s common stock, which became effective immediately.

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

The compensation expense related to the 2020 ESPP for the three and six months ended June 30, 2023 was $0.3 million and $0.6 million, respectively. The compensation expense related to the 2020 ESPP for the three and six months ended June 30, 2022 was $0.3 million and $0.5 million, respectively. As of June 30, 2023, 583,045 shares have been issued to date under the 2020 ESPP and there was $0.6 million of unrecognized compensation cost associated with the 2020 ESPP, which is expected to be recognized over the remaining 5.4 months.

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

Activity for RSUs and PRSUs during the six months ended June 30, 2023 is presented in the following table:

		Weighted
	Number	Average
	of	Grant Date
	RSUs and PRSUs	Fair Value
Outstanding as of December 31, 2022	2,436,764	$14.74
Granted	2,729,348	7.19
Vested/Released	(917,621)	16.89
Canceled/Forfeited	(94,922)	11.28
Outstanding as of June 30, 2023	4,153,569	$9.38
Ending vested and expected to vest at June 30, 2023	4,153,569	$9.38

As of June 30, 2023 there was $30.9 million of unrecognized stock-based compensation expense associated with unvested RSU and PRSUs, which the Company expects to recognize over a remaining weighted-average period of 2.13 years. The aggregate intrinsic value of the unvested RSUs and PRSUs outstanding as of June 30, 2023 was $29.2 million.

Stock-Based Compensation

Total stock-based compensation expense related to all of the Company’s stock-based awards was recorded on the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Research and development	$9,390	$13,940	$18,249	$27,591
Selling, general and administrative	7,350	8,528	14,156	17,142
Total stock-based compensation expense	$16,740	$22,468	$32,405	$44,733

Total stock-based compensation expense by type of award was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Stock option expense	$11,893	$15,130	$23,595	$29,997
Restricted stock expense	4,543	7,084	8,203	14,246
ESPP expense	304	254	607	490
Total stock-based compensation expense	$16,740	$22,468	$32,405	$44,733

NOTE 11. LICENSES AND AGREEMENTS

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

Pursuant to the terms of the CRADA, as amended, the Company is required to make quarterly payments of $0.5 million to the NCI for support of research activities. To the extent the Company licenses patent rights relating to a TIL-based product candidate, the Company will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, the Company may be required to supply certain test articles, including TIL, grown and processed under Current Good Manufacturing Practice (“cGMP”) conditions, suitable for use in clinical trials. The extended CRADA has a three-year term expiring in August 2024. The Company or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. The Company recorded costs associated with the CRADA of $0.5 million for each of the three months ended June 30, 2023 and 2022, respectively, and $1.0 million for each of the six months ended June 30, 2023 and 2022, as research and development expenses.

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

H. Lee Moffitt Cancer Center

Research Collaboration and Clinical Grant Agreements with Moffitt

In June 2020, the Company entered into a Sponsored Research Agreement with the H. Lee Moffitt Cancer Center (“Moffitt”), with a term that ends either upon completion of the research thereunder or on July 1, 2022, whichever is sooner. In June 2022, this agreement was extended until June 2023, extendable until completion of the research plan thereunder. The Company recorded costs associated with this agreement of $0.1 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively, and $0.2 million and $0.3 million for each of the six months ended June 30, 2023 and 2022, as research and development costs.

In December 2016, the Company entered into a clinical grant agreement with Moffitt to support an ongoing clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with metastatic melanoma. In June 2017, the Company entered into a second clinical grant agreement with Moffitt to support a new clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with non-small cell lung cancer, under which the Company obtained a non-exclusive, royalty-free license to any new Moffitt inventions made in the performance of the agreement. Under both clinical grant agreements with Moffit, the Company has non-exclusive rights to clinical data arising from the respective clinical trials. No expenses were recorded for the three and six months ended June 30, 2023 and nil and $0.1 million of expenses were recorded for the three and six months ended June 30, 2022, respectively, in connection with the research collaboration and clinical grant agreements with Moffitt.

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

Pursuant to the First Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million which was recorded as research and development expense. In 2022, the Company paid a patent issuance fee that was payable under the First Moffitt License upon the issuance of the first U.S. patent covering the subject technology. In addition, the Company agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales (which percentage is in the low single digits) and sublicensing payments, as applicable, and annual minimum royalties beginning with the first sale of products based on the licensed technologies, which minimum royalties will be credited against the percentage royalty payments otherwise payable in that year. The Company will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the First Moffitt License related to the treatment of any cancers in the U.S., Europe, and Japan and in other countries designated by the Company in agreement with Moffitt. No expenses were recorded for the First Moffitt License for the three and six months ended June 30, 2023 and 2022.

The Company entered into a second license agreement with Moffitt effective as of May 7, 2018 (the “Second Moffitt License”), under which the Company received a license to Moffitt’s rights to patent-pending technologies related to the use of 4-1BB agonists in conjunction with TIL manufacturing processes and therapies. Pursuant to the Second Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million in 2018. An annual license maintenance fee is also payable commencing on the first anniversary of the effective date. The Company agreed to pay an annual commercial use payment for each indication for which a first sale has occurred, which in the aggregate amounts to up to $0.4 million a year. The Company recorded expense of a de minimis amount and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and $0.1 million for each of the six months ended June 30, 2023 and 2022, respectively, as research and development expenses in connection with this agreement.

The Company subsequently exercised an option to exclusively license Moffitt’s rights to patent pending technologies related to the use of tumor digests in conjunction with TIL manufacturing processes and therapies and entered into an amended and restated Second Moffitt License in October 2021 (the “Amended & Restated Second Moffit License”), to include these rights. Pursuant to the Amended & Restated Second Moffitt License, the Company paid an upfront licensing fee in the amount of $0.2 million in 2021, which was recorded as research and development expense. In addition, the Company agreed to pay an annual commercial use payment for each indication for which a first sale has occurred for products relating to the use of 4-1BB antagonists covered by the license and an additional annual commercial use payment for each indication for which a first sale has occurred for products relating to the use of tumor digests covered by the license. No expenses were recorded for the six months ended June 30, 2023 and 2022, respectively, associated with this agreement.

The University of Texas M.D. Anderson Cancer Center

Strategic Alliance Agreement

On April 17, 2017, the Company entered into a Strategic Alliance Agreement (the “SAA”) with The University of Texas M.D. Anderson Cancer Center (“MDACC”) under which the Company and MDACC agreed to conduct clinical and preclinical research studies. The Company agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA, of which approximately $5.3 million has been funded cumulatively through June 30, 2023, and has been recorded as research and development expense. In return, the Company acquired all rights to inventions resulting from the studies and has been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of MDACC reasonably necessary to exploit, including the commercialization thereof. The Company has also been granted certain rights in clinical data generated by MDACC outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt by the Company of all deliverables due from MDACC thereunder. No expenses were recorded for the three months ended June 30, 2023 and 2022, respectively. No expenses and $0.1 million were recorded for the six months ended June 30, 2023 and 2022, respectively, as research and development expenses associated with this agreement.

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

Second WuXi Manufacturing and Services Agreement

In October 2022, the Company’s subsidiary Iovance Biotherapeutics Manufacturing LLC entered into an additional three-year manufacturing and services agreement (the “Second WuXi MSA”) with WuXi and its parent company WuXi Apptec, Co, Ltd pursuant to which WuXi agreed to provide commercial and clinical manufacturing services and related testing services. Under the Second WuXi MSA, the Company entered into a statement of work for the two cGMP manufacturing suites to be operated by WuXi for the Company. Both suites are expected to be capable of being used for the commercial and clinical manufacture of the Company’s products. The Second WuXi MSA and its related statement of work will supersede the statements of work under the First WuXi MSA with respect to commercial and clinical manufacturing and the two manufacturing suites. Certain other statements of work for related services will also be covered by the Second WuXi MSA. The First WuXi MSA will continue to address development services provided by WuXi to the Company. Prior to regulatory approval, or if the Company experiences a material adverse event, the Company may unilaterally terminate the statement of work for commercial and clinical manufacturing under the Second WuXi MSA at any time by providing written notice of at least 120 days. Post regulatory approval, the Company may unilaterally terminate the statement of work for commercial and clinical manufacturing with written notice of 15 month in year 1 of the term, written notice of 9 months in year 2 of the term, and written notice of 6 months in year 3 of the term. If WuXi fails a Pre-Licensing Inspection and does not address any related issues within 90 days of receipt of the FDA response letter, the Company may either terminate the statement of work for commercial and clinical manufacturing under the Second WuXi MSA immediately or shorten the term of this statement of work to June 30, 2024. The Company recorded costs associated with agreements with WuXi of $4.8 million and $3.2 million for the three months ended June 30, 2023 and 2022, respectively, and $8.7 million and $7.1 million for the six months ended June 30, 2023 and 2022, respectively, as research and development expenses.

Cellectis S.A.

On December 31, 2019, the Company entered into a research collaboration and exclusive worldwide license agreement whereby the Company will license gene-editing technology from Cellectis S.A. (“Cellectis”), a clinical-stage biopharmaceutical company, to develop TIL therapies that have been genetically edited using TALEN ® technology, including a PD-1 inactivated product that the Company refers to as IOV-4001. Financial terms of the license include annual license payments and development, regulatory and sales milestone payments from the Company to Cellectis, as well as royalty payments based on net sales of TALEN®-modified TIL products. The Company recorded costs associated with the license agreement with Cellectis of $0.1 million for each of the three months ended June 30, 2023 and 2022, and $0.2 million for each of the six months ended June 30, 2023 and 2022, respectively, as research and development expense.

Novartis Pharma AG and Related Entities

On January 9, 2020, the Company obtained a license from Novartis Pharma AG (“Novartis”) to develop and commercialize an antibody cytokine engrafted protein, which the Company refers to as IOV-3001. Under the agreement, the Company has paid an upfront payment to Novartis and may pay future milestones related to initiation of patient dosing in various phases of clinical development for IOV-3001 and approval of the product in the U.S, EU, and Japan. Novartis is also entitled to low-to-mid single digit percentage royalties from commercial sales of the product. The Company recorded costs associated with the license agreement from Novartis of $10.0 million as research and development expense during for the year ended December 31, 2020. No expenses were recorded for both the three and six months ended June 30, 2023 and 2022.

On May 18, 2023, as part of the completion of the Acquisition, the Company inherited two historical asset purchase agreements, one historical master cell bank license and working cell bank transfer agreement and one historical license agreement from Clinigen with Novartis AG, Novartis Pharma AG and Novartis Vaccines and Diagnostics, Inc. pursuant to which, among other things, the Company may be required to make future milestone payments based on net sales (as defined in the relevant underlying agreements) in the United States and the rest of world, which includes any and all sales outside of the United States. The maximum amount of these milestone payments payable under these agreements is $30.0 million upon reaching several certain net sales amounts in the United States and $15.0 million upon reaching several certain net sales amounts in the rest of the world, of which 25% of each milestone payment will be reimbursed by Clinigen by deduction from the deferred consideration due under the Option Agreement in the period such milestone payment is made. To date, the net sales milestones have not been achieved, and, therefore, no payments were made under these agreements for both the three and six months ended June 30, 2023 and 2022.

Boehringer Ingelheim Biopharmaceuticals GmbH

On May 18, 2023 as part of the completion of the Acquisition, the Company inherited a manufacturing and supply agreement from Clinigen with Boehringer Ingelheim Biopharmaceuticals GmbH (“BI”) pursuant to which BI will carry out the processing, manufacturing and supply of Proleukin® in unlabeled vials. The term of this agreement is through October 2025, with automatic renewals for a period of two years unless terminated as permitted by the contract. Under this agreement, the Company must purchase a minimum number of vials each year at fixed prices determined by vial batch size. No inventory was purchased or material expense was recorded under this agreement for both the three and six months ended June 30, 2023 and 2022. The total estimated purchase obligations under this agreement for the remaining six months ending December 31, 2023, and the years ending December 31, 2024, 2025, 2026 and 2027, are $6.8 million, $9.5 million, $6.1 million, $6.1 million, and $6.1 million, respectively.

NOTE 12. LEASES

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

The balance sheet classification of the Company’s right-of-use asset and lease liabilities was as follows (in thousands):

	June 30,	December 31,
	2023	2022
Operating lease right-of-use assets	$67,631	$73,015
Operating lease liabilities
Current portion included in current liabilities	10,866	12,587
Long-term portion included in non-current liabilities	68,844	71,859
Total operating lease liabilities	$79,710	$84,446

The following table summarizes components of lease expenses, which were included in Total costs and expenses in the Company’s Condensed Consolidated Statements of Operations, and other information related to its operating leases as follows (in thousands except weighted-average remaining lease terms and discount rates):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating lease cost	$4,521	$4,399	$9,044	$8,954
Variable lease cost	2,307	1,236	4,001	2,216
Short-term lease cost	109	35	154	77
Total lease cost	$6,937	$5,670	$13,199	$11,247

Other information
Cash paid for amounts included in the measurement of lease liabilities included in cash flows from operations	$4,235	$3,262	$8,396	$7,073
Tenant improvement allowance received for amounts included in the measurement of lease liabilities included in cash flows from operations	$—	$2,085	—	5,200
Right-of-use assets obtained from entering new leases	$177	$553	$177	$553
Increase in right-of-use assets from lease modifications	$—	$(180)	$349	$7,493
Weighted-average remaining lease terms (years)			12.95	14.01
Weighted-average discount rates			7.5%	7.3%

As of June 30, 2023, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

		CMO
	Facility	embedded
Year Ending December 31,	leases	leases	Total
Remainder of 2023	$4,167	$5,730	$9,897
2024	8,510	2,180	10,690
2025	8,284	—	8,284
2026	7,989	—	7,989
2027	8,186	—	8,186
Thereafter	83,827	—	83,827
Total lease payments	$120,963	$7,910	$128,873
Less: Present value adjustment	(48,839)	(324)	(49,163)
Operating lease liabilities	$72,124	$7,586	$79,710

NOTE 13. LEGAL PROCEEDINGS

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

NOTE 14. INCOME TAXES

Upon the completion of the Acquisition on May 18, 2023, a deferred tax liability of $20.4 million was recognized on the temporary differences related to the book and tax basis of the acquired intangible assets. The deferred tax liability and resulting adjustment to the carrying amount of the acquired intangibles was calculated using the simultaneous equations method under ASC 740. The tax rate used is based on the estimated statutory rates in the United Kingdom as this is where the intangible assets are domiciled.

The Company recorded a tax benefit of $0.5 million for the three and six months ended June 30, 2023, which resulted in effective tax rates of 0.4% and 0.2%, respectively. The effective tax rate is different from U.S. statutory rate of 21% due to the full valuation allowance against tax losses in the U.S. The income tax benefit for the periods presented primarily relates to operations in the United Kingdom and realization of related deferred taxes.

As of June 30, 2023, the Company continued to remain its full valuation allowance against net deferred tax assets from the operations in the U.S. territory as it expected to be in a cumulative loss position and does not have sufficient positive evidence to realize its net deferred tax assets in the U.S. territory.

NOTE 15. SUBSEQUENT EVENTS

On July 13, 2023, the Company announced the closing of the sale of an aggregate of 23,000,000 shares of its common stock, pursuant to an underwriting agreement (the “Underwriting Agreement”) with Goldman Sachs & Co. LLC and Jefferies LLC (collectively, the “Underwriters”), including 3,000,000 shares issued pursuant to the exercise of the option granted to the Underwriters, at a public offering price of $7.50 per share before underwriting discounts and commissions. The total estimated net proceeds to the Company from the offering, including the exercise of the option by the Underwriters, were approximately $161.4 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of June 30, 2023 and results of operations for the three and six months ended June 30, 2023, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2022 which was filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Business” section of our Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q and other reports we file with the SEC. We use words such as “may,” “will,” “might,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “aim,” “potential,” “continue,” “ongoing,” “goal,” “forecast,” “guidance,” “outlook,” or the negative of these terms or other similar expressions to identify forward-looking statements, although not all forward-looking statements contain these words. All forward-looking statements included in this report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Iovance,” “we,” “us” and “our” refer to Iovance Biotherapeutics, Inc. and our subsidiaries.

Overview

We are a biopharmaceutical company pioneering a transformational approach to treating cancer by harnessing the human immune system’s ability to recognize and destroy diverse cancer cells using therapies personalized for each patient. We are preparing for potential U.S. regulatory approval and commercialization of the first autologous T-cell therapy to address a solid tumor cancer. Our mission is to be the global leader in innovating, developing and delivering tumor infiltrating lymphocyte, or TIL, therapies for patients with solid tumor cancers. Our autologous TIL therapy platform uses a centralized, scalable and proprietary 22-day manufacturing process to grow polyclonal T-cells unique to each patient and yields a cryopreserved, individualized therapy. We have applied multiple TIL therapy modalities in clinical trials in solid tumors, including TIL monotherapies for patients with later stage disease who have progressed on or after standard of care, as well as TIL combinations with standard of care therapies in patients who are earlier in their disease, to potentially improve outcomes compared to current standard(s) of care. In May 2023, we acquired the worldwide rights to Proleukin®, a commercialized interleukin-2, or IL-2, product used to promote T-cell activity following TIL infusion. The acquisition of Proleukin® provides a new revenue source, secures the IL-2 supply chain and logistics surrounding TIL therapy administration, and lowers cost of goods and clinical trial expenses for Proleukin® used with TIL therapies.

Our lead product candidate, lifileucel, is being developed in advanced, or metastatic or unresectable, melanoma as well as in other indications. Lifileucel was investigated in two consecutive cohorts in a clinical trial of advanced melanoma patients post-anti-PD-1 therapy, including in a prospectively defined pivotal cohort. These patients had progressed on or after standard of care therapy, which is immune checkpoint inhibitors, or ICIs, and, targeted BRAF/MEK inhibitor therapy where appropriate. Based on the positive results of these cohorts, we completed a rolling Biologics License Application, or BLA, submission to the U.S. Food and Drug Administration, or FDA, for lifileucel in March 2023. The FDA accepted our BLA for lifileucel for patients with advanced melanoma in May 2023 and granted lifileucel Priority Review. The FDA assigned November 25, 2023 as the target action date for a decision under the Prescription Drug User Fee Act, or PDUFA. Our Phase 3 clinical trial of lifileucel in combination with pembrolizumab, TILVANCE-301, is intended to be registrational in frontline advanced melanoma and serve as a confirmatory clinical trial to support full approval of lifileucel monotherapy in post-anti-PD-1 advanced melanoma.

We are also pursuing registrational strategies for lifileucel in advanced cervical cancer and for our TIL therapy, LN-145, in metastatic non-small cell lung cancer, or NSCLC. To continuously innovate and maintain our global leadership within the field, we are investigating next generation approaches to optimize TIL products, manufacturing processes and treatment regimens, including a first-in-human clinical trial of our lead genetically modified TIL therapy, IOV-4001. We are also exploring a shorter manufacturing process, tumor tissue procurement via core biopsy, additional genetically modified TIL therapies including multiple immune checkpoint gene edits and cytokine-tethered TIL therapies, and a novel interleukin-2, or IL-2, analog, designated IOV-3001, as potential avenues to improve efficacy, manufacturing timelines, sample collection and supportive treatments involved in the overall TIL therapy process and treatment regimen.

Highlights of our current development pipeline are presented in the figure below:

Iovance Solid Tumor Pipeline Highlights

	PRODUCT CANDIDATE	INDICATION(S)	PHASE 1	PHASE 2	PIVOTAL
Advanced Melanoma (Metastatic or Unresectable)	TIL (Lifileucel/LN-144)	Post-anti-PD-1	C-144-01, Cohorts 2 & 4		BLA Filed, ODD, RMAT
	Lifileucel + pembro	Frontline	TILVANCE-301 Phase 3		Confirmatory, FTD
	Lifileucel + pembro	Anti-PD-1 naive	IOV-COM-202, Cohort 1A		
Next Generation	PD-1 Inactivated TIL (IOV-4001)	Post-anti-PD-1	IOV-GM1-201, Cohort 1		
Metastatic NSCLC	LN-145	2L post-chemo & post-anti-PD-1	IOV-LUN-202, Cohorts 1 & 2		
	LN-145 + pembro	Anti-PD-1 naive	IOV-COM-202, Cohort 3A		
	LN-145	2-4L incl. post-anti-PD-1	IOV-COM-202, Cohort 3B*		
	LN-145 + ipi/nivo	Post-anti-PD-1	IOV-COM-202, Cohort 3C		
Next Generation	LN-145 Gen 3 + core biopsy	2L post-chemo & post-anti-PD-1	IOV-LUN-202, Cohort 3		
	PD-1 Inactivated TIL (IOV-4001)	2-4L incl. post-anti-PD-1	IOV-GM1-201, Cohort 2		
Cervical	Lifileucel	Post-chemo & post-anti-PD-1	C-145-04, Cohort 2		BTD, ODD
	LN-145 + pembro	1L chemo and anti-PD-1 naive	C-145-04, Cohort 3*		

*Enrollment complete

Abbreviations: 1L=first line; 2L=second line; 4L=fourth line; BTD=Breakthrough Therapy Designation; FTD=Fast Track Designation; ipi/nivo=ipilimumab/nivolumab; NSCLC=non-small cell lung cancer; ODD=Orphan Drug Designation; PD-1=programmed cell death protein 1; RMAT=Regenerative Medicines Advanced Therapy; TIL=tumor infiltrating lymphocytes

Platform Technologies and Manufacturing

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

TIL Therapy Clinical Development in Advanced, Metastatic or Unresectable Solid Tumor Cancers

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

In July 2023, we announced that we completed a preliminary analysis of the IOV-LUN-202 trial, which included 23 NSCLC patients treated with LN-145. An objective response rate of 26.1% by RECIST v1.1 (n=6, one complete response and five partial responses) was observed, with a disease control rate of 82.6%. While still early on study, the median duration of response, or DOR, was not reached. The DOR ranges from 1.4+ months to 9.8+ months. Treatment-emergent adverse events were consistent with the underlying disease and known adverse event profiles of non-myeloablative lymphodepletion and interleukin-2. Based on the regulatory discussions and positive regulatory feedback received by the FDA, we plan to enroll a total of approximately 120 patients into the registrational IOV-LUN-202 trial. Enrollment is expected to be completed during the second half of 2024. As previously announced, we are also preparing to meet with the FDA this year to discuss a randomized confirmatory trial of LN-145 in frontline advanced NSCLC patients. This confirmatory trial in frontline advanced NSCLC is expected to be well underway at the time of a potential approval in advance3d post-anti-PD-1 NSCLC.

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

●	Genetic modifications: We are pursuing several targets for genetic modification that utilize the gene-editing TALEN® platform licensed from the clinical-stage biotechnology company, Cellectis. Programs include single- and double-knockout candidates to further harness the immune system response to cancer and potentially increase the efficiency, potency and application of TIL therapy. Preclinical development is also ongoing with cytokine-tethered TIL products and additional TIL products and TIL-cell lines using transient and stable gene insertion and inactivation. Additional transient and permanent genetic modifications of TIL, such as cytokine-tethered TIL, may expand and activate TIL to achieve better efficacy while avoiding systemic side effects of cytokines.

●	Potency: Potential approaches to increase potency of the final TIL product include the sorting and selection of specific TIL, such as PD-1+ selected TIL and CD39/69 double-negative TIL products, and the use of certain inhibitors or other reagents in TIL expansion cultures. Our TIL candidate LN-145-S1 is manufactured from TIL selected for PD-1 expression and has been investigated in post-anti-PD-1 advanced melanoma and post-anti-PD-1 HNSCC patient cohorts in our clinical trials.

●	Process optimization: We are committed to further optimizing and streamlining the processes for manufacturing TIL therapy and collecting tumor samples. We are investigating a shorter manufacturing process, or Gen 3, in patient cohorts included in the C-145-03 clinical trial in HNSCC and the IOV-COM-202 clinical trial. We are also exploring our Gen 3 process to manufacture TIL products from core biopsies as a less-invasive collection of tumor samples in a cohort of patients with NSCLC in our IOV-LUN-202 clinical trial.

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

Impact of COVID-19 on our Business

Operations and Liquidity

The full impact of the novel strain of coronavirus, or COVID-19, pandemic is unknown and continuously evolving. While the potential economic impact brought by and over the duration of the COVID-19 pandemic may be difficult to assess or predict, the COVID-19 pandemic has resulted in significant disruption of global financial markets, which could in the future negatively affect our liquidity. In addition, a recession or market volatility resulting from the COVID-19 pandemic could affect our business. We have taken proactive, aggressive action throughout the COVID-19 pandemic to protect the health and safety of our employees and expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees. We do not believe that the COVID-19 pandemic had a material impact on our liquidity or results of operations for the three and six months ended June 30, 2023. Further, to date, the COVID-19 pandemic has not had significant effects on our clinical trial enrollment. Given the nature and type of our short-term investments in U.S. government securities, we do not believe that the COVID-19 pandemic will have a material impact on our current investment liquidity.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements as well as the reported revenues and expenses during the reported periods. We base our estimates on historical experience and variance other market factors that we believe are reasonable under the circumstances, the result of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements:

Asset Acquisitions

We make certain judgments to determine whether transactions should be accounted for acquisitions of assets or business combinations using the guidance in Accounting Standard Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”) by first applying a screen test to assess if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of assets. If the screen test is met, the transaction is accounted for as an asset acquisition. If the screen test is not met, further assessment is required to determine whether we have acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business.

If the assets acquired do not constitute a business, we account for asset acquisitions using the cost accumulation and allocation method. Under this method the cost of the acquisition, including direct acquisition-related costs, is allocated to the assets acquired on a relative fair value basis. Goodwill is not recognized in an asset acquisition and any difference between consideration transferred and the fair value of the net assets acquired is allocated to the identifiable assets acquired based on their relative fair values.

Deferred tax liabilities arising from basis differences in assets acquired are calculated using the simultaneous equations method under ASC 740, Income Taxes (“ASC 740”), and based on the effective tax rate. The resulting deferred tax liability is recorded against the carrying amount of the acquired intangible assets on a relative fair value basis.

Contingent consideration in the scope of ASC Topic 815, Derivatives and Hedging (“ASC 815”), is included in the cost of the asset acquisition at its acquisition date fair value. Contingent consideration in the scope of ASC Topic 450, Contingencies (ASC “450”), is recognized when it is both probable and reasonably estimable.

Intangible Assets

Our intangible assets are initially measured based on an allocation of the cost of the acquisition to the assets acquired on a relative fair value basis and are recorded net of accumulated amortization. We amortize the intangible assets on a straight-line basis over their estimated useful lives.

When contingent consideration is a component of the cost of an asset acquisition, we capitalize the amount of incremental cost from the contingent consideration related to the intangible asset acquired in the period the underlying contingency is resolved. When this occurs, we will recognize a cumulative catch-up to reflect amortization on the intangible assets that would have been recognized had the incremental cost from the contingent consideration been recorded as of the acquisition date.

We review intangible assets for impairment at least annually and whenever events or changes in circumstances have occurred which could indicate that the carrying value of the assets are not recoverable. If such indicators are present, we assess the recoverability of affected assets by determining if the carrying value of the assets is less than the sum of the undiscounted future cash flows of the assets. If the assets are found to not be recoverable, we measure the amount of impairment by comparing the carrying value of the assets to their fair values. We determined that no indicators of impairment existed as of June 30, 2023.

Revenue Recognition

We recognize revenue from product sales in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price using the most likely method based on historical experience as well as applicable information currently available.

Components of Results of Operations

Revenues

Subsequent to the Proleukin® acquisition in May 2023, or the Acquisition, the Company began to sell Proleukin®. Proleukin® is currently being used in multiple active studies across multiple therapeutic areas and indications and investigated alongside TIL therapies within a number of oncology indications. Proleukin® is also part of our regimens of TIL therapy, including lifileucel, and is used in our multiple clinical trials. Revenues for the three and six months ended June 30, 2023 represents product sales of Proleukin® in licensed markets outside of the U.S. To date, there have been no product sales from Proleukin® in the U.S. market.

With the completion of the rolling BLA submission for lifileucel for advanced melanoma in March 2023, we expect to generate revenues from the sale of our product lifileucel, if the BLA is approved. However, such revenues for Proleukin® and lifileucel may not be material during the 12 months from the date these Condensed Consolidated Financial Statements are issued. Our ability to generate revenues in the future will depend on our ability to complete the development of our product candidates and to obtain regulatory approval for them.

Costs and Expenses

Cost of Sales

Cost of sales includes the cost of Proleukin® inventories and other costs that are directly associated with the purchase and sales of Proleukin®. In addition, amortization expense for the fair value step-up of acquired Proleukin® inventory and the acquired intangible assets related to the developed technology are included in cost of sales.

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

Clinical development costs are a significant component of research and development expenses. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in connection with the ongoing development of our product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in an uneven payment flow. We accrue and expense costs for clinical trial activities performed by third parties based upon estimates of work completed to date of the individual trial in accordance with agreements established with contract research organizations and clinical trial sites. The duration, costs and timing of our clinical trials and development of our product candidates will depend on a number of factors that include, but are not limited to, the number of patients that enroll in the trial, per patient trial costs, number of sites included in the trial, discontinuation rates of patients, duration of patient follow-up, efficacy and safety profile of the product candidate, and the length of time required to enroll eligible patients.

We expect our research and development expenses to continue to increase as we prepare for commercial manufacturing of our products and continue to conduct our clinical trials for other indications. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, procurement, legal, investor relations, facilities, business development, marketing, commercial, information technology and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses and amortization expense for the acquired assembled workforce intangible asset. Selling, general and administrative costs are expensed as incurred, and we accrue for services provided by third parties related to such expenses by monitoring the status of services provided and receiving estimates from its service providers and adjusting its accruals as actual costs become known.

We anticipate selling, general and administrative expenses will increase as we continue to prepare for commercialization and the launch of lifileucel, the execution of the integration and launch of the recently acquired Proleukin® business, and support expected growth of the internal general and administrative team.

Interest Income, net

Interest income, net results from our interest-bearing cash and investment balances.

Income Tax Benefit

Income tax benefit pertains to the operations in the United Kingdom and realization of related deferred taxes.

Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022

Revenue

	Three Months Ended		Increase		Six Months Ended		Increase
	June 30,		(Decrease)		June 30,		(Decrease)
(in thousands)	2023	2022	$	%	2023	2022	$	%
Revenue - product sales	$238	$—	238	100	$238	$—	238	100

Revenue for the three and six months ended June 30, 2023 was $0.2 million and related entirely to product sales of Proleukin® in licensed markets outside of the U.S following the completion of the acquisition of worldwide rights to Proleukin® in May 2023. To date, there have been no product sales from Proleukin® in the U.S. market. There was no revenue for the same periods in 2022.

Costs and Expenses

The following table summarizes the period-over-period changes in our costs and expenses:

	Three Months Ended		Increase		Six Months Ended		Increase
	June 30,		(Decrease)		June 30,		(Decrease)
(in thousands)	2023	2022	$	%	2023	2022	$	%
Cost of sales	$2,050	$—	2,050	100	$2,050	$—	2,050	100
Research and development expense	86,347	73,406	12,941	18	169,081	141,706	27,375	19
Selling, general and administrative expense	21,927	26,328	(4,401)	(17)	50,049	49,741	308	1

Cost of Sales

Cost of sales for the three and six months ended June 30, 2023 was $2.1 million, which consists of $0.2 million cost of inventory and related inventoriable costs associated with sales of Proleukin® and $1.9 million of amortization expense for the developed technology intangible asset recorded as part of the Acquisition. In addition, the fair-value step-up of inventory recorded at the time of the Acquisition was recognized in Cost of Sales on a per unit basis as the units were sold, however such amount was immaterial for the three and six months ended June 30, 2023. No cost of sales was incurred for the same periods in 2022.

Research and development expense

Research and development expense for the three months ended June 30, 2023 increased by $12.9 million, or 18%, compared to the same period in 2022. The increase was primarily attributable to (i) a $10.9 million increase in payroll and related expenses, driven by increased hiring of research and development employees to support our ongoing and planned clinical development activities, (ii) a $2.8 million increase in clinical trial costs driven primarily by the initiation of our Phase 3 TILVANCE-301 clinical trial, (iii) a $2.1 million increase in manufacturing costs driven by activities associated with qualifying iCTC suites for commercial manufacturing readiness, and (iv) a $2.3 million increase in other costs, including facility and related costs associated with the second phase of the iCTC build-out intended to expand manufacturing capacity and license costs related to the expansion of our information technology infrastructure to support our clinical activities. These expenses were partially offset by a $4.5 million decrease in stock-based compensation expenses primarily driven by a lower average stock price, and a $0.7 million decrease in other costs, including research alliance activities and costs associated with travel and marketing.

Research and development expense for the six months ended June 30, 2023 increased by $27.4 million, or 19%, compared to the same period in 2022. The increase was primarily attributable to (i) a $20.9 million increase in payroll and related expenses, driven by increased hiring of research and development employees to support our ongoing and planned clinical development activities, (ii) a $6.9 million increase in clinical trial costs driven primarily by the initiation of our Phase 3 TILVANCE-301 clinical trial, (iii) a $4.7 million increase in manufacturing costs driven by activities associated with qualifying iCTC suites for commercial manufacturing readiness, (iv) a $3.2 million increase in facility and related costs associated with the second phase of the iCTC build-out intended to expand manufacturing capacity, and (v) a $1.0 million increase in other costs, including license costs related to the expansion of our information technology infrastructure to support our clinical activities. These expenses were partially offset by a $9.3 million decrease in stock-based compensation expenses primarily driven by a lower average stock price.

Selling, general and administrative expense

General and administrative expenses for the three months ended June 30, 2023 decreased by $4.4 million, or 17%, compared to the same period in 2022. The decrease was primarily attributable to (i) a $4.2 million decrease in legal fees driven by the capitalization of previously expensed costs directly associated with the Acquisition upon completion of the transaction in May 2023 as well as lower intellectual property legal fees, (ii) a $1.2 million decrease in stock-based compensation expenses primarily driven by a lower average stock price, and (iii) a $1.5 million decrease in other costs, including marketing and advertising due to the timing of spend to align with the expected timing of the BLA approval as well as license and insurance costs. These expenses were partially offset by a $2.2 million increase in payroll and related expenses, resulting from increases in headcount to support the growth in the overall business and $0.3 million other costs, including professional fees and travel expenses.

General and administrative expenses for the six months ended June 30, 2023 increased by $0.3 million, or 1%, compared to the same period in 2022. The increase was primarily attributable to (i) a $7.4 million increase in payroll and related expenses, resulting from increases in headcount to support the growth in the overall business and related corporate infrastructure, as well as the growth of our commercial organization to support our commercial readiness activities, and (ii) a $0.7 million increase in other costs, including costs associated with travel and professional fees to support the Acquisition. These increases were partially offset by (i) a $3.0 million decrease in stock-based compensation expenses, primarily driven by a lower average stock price, (ii) a $2.4 million decrease in intellectual property legal fees, and (iii) a $2.4 million decrease in other costs, including marketing and advertising due to the timing of spend to align with the expected timing of the BLA approval and license and insurance costs.

Interest income, net

	Three Months Ended		Increase		Six Months Ended		Increase
	June 30,		(Decrease)		June 30,		(Decrease)
(in thousands)	2023	2022	$	%	2023	2022	$	%
Interest income, net	$3,081	$385	2,696	700	$6,567	$491	6,076	1,237

Interest income, net for the three and six months ended June 30, 2023 increased by $2.7 million, or 700%, and $6.6 million, or 1,237%, compared to the same periods in 2022, respectively. The increase was primarily due to increases in interest rates resulting in increased interest income as well as a shift in our portfolio to interest bearing investments such as U.S. treasury securities and money market funds.

Income tax benefit

	Three Months Ended		Increase		Six Months Ended		Increase
	June 30,		(Decrease)		June 30,		(Decrease)
(in thousands)	2023	2022	$	%	2023	2022	$	%
Income tax benefit	$477	$—	477	100	$477	$—	477	100

Income tax benefit for the three and six months ended June 30, 2023 was $0.5 million, as a result of the tax benefit from the realization of the related deferred taxes for operations in the United Kingdom.

Net loss

	Three Months Ended		Increase		Six Months Ended		Increase
	June 30,		(Decrease)		June 30,		(Decrease)
(in thousands)	2023	2022	$	%	2023	2022	$	%
Net loss	$(106,528)	$(99,349)	(7,179)	7	$(213,898)	$(190,956)	(22,942)	12

Net loss for the three and six months ended June 30, 2023 increased by $7.2 million, or 7%, and $22.9 million, or 12%, compared to the same periods in 2022, respectively. The increase in our net loss was due to the continued expansion of our research and development activities, ongoing and newly initiated clinical trials, and the overall growth of our corporate infrastructure, as well as our pre-commercialization activities for lifileucel. We anticipate that we will continue to incur net losses in the future as we further invest in our research and development activities, as well as our commercial readiness launch preparation, Proleukin® business integration and both clinical and internal development programs.

Liquidity and Capital Resources

We have incurred losses and generated negative cash flows from operations since inception. Historically, we have funded our operations from various public and private offerings of our equity securities, both common stock and preferred stock, from option and warrant exercises, and from interest income. Since 2017, our primary source of funds has been from the public sale of our common stock. With the completion of the rolling BLA submission for lifileucel for advanced melanoma in March 2023, we expect to generate revenue from the sale of our product, lifileucel, if the BLA is approved. Furthermore, upon the completion of the closing of the acquisition of the worldwide rights to Proleukin® in the second quarter of 2023, we began to generate revenue from the sales of Proleukin® during the three months ended June 30, 2023. However, such revenues for Proleukin® and lifileucel may not be material during the 12 months from the date these Condensed Consolidated Financial Statements are issued. We expect to continue to incur significant expenses to support our preparations for the commercialization and launch of lifileucel, if approved, including continuing to prepare our iCTC facility to support our ongoing clinical programs to expand the combination of TIL therapy and to support Proleukin® integration activities during the remainder of 2023 and beyond. Based on the funds we have available as of the date of our consolidated financial statements, which include estimated net proceeds (after deducting underwriting and other offering expenses) of $161.4 million from the public offering of its common stock completed on July 13, 2023, we believe that we have sufficient capital to fund our anticipated operating expenses and capital expenditures, as planned for at least the next twelve months from the date these Condensed Consolidated Financial Statements are issued.

Corporate Capitalization

As of June 30, 2023, we had outstanding 224,688,434 shares of our $0.000041666 par value common stock, 194 shares of our $0.001 par value Series A Convertible Preferred Stock, and 2,842,158 shares of our $0.001 par value Series B Convertible Preferred Stock. The outstanding shares of Series A Convertible Preferred Stock are currently convertible into 97,000 shares of our common stock, and the outstanding shares of Series B Convertible Preferred Stock are currently convertible into 2,842,158 shares of our common stock. The shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock do not have voting rights or accrue dividends.

On November 18, 2022, we entered into an Open Market Sales Agreement, or the 2022 Sales Agreement, with Jefferies LLC, or Jefferies, with respect to an “at the market” offering program. Under the terms of the 2022 Sales Agreement, we were able to, from time to time, in our sole discretion, issue and sell up to $500.0 million of shares of our Common Shares.

On June 16, 2023, we entered into a new Open Market Sales Agreement, or the 2023 Sales Agreement, with Jefferies, which superseded and replaced in its entirety the 2022 Sales Agreement. Under the terms of the 2023 Sales Agreement, we may, from time to time, in its sole discretion, issue and sell up to $450.0 million of shares of the Company’s Common Shares. The issuance and sale, if any, of the Common Shares by us under the 2022 Sales Agreement and the 2023 Sales Agreement (together, the “Sales Agreements”) was or will be made pursuant to a prospectus supplement, dated November 18, 2022 and June 16, 2023, respectively, to our Registration Statements on Form S-3ASR which became effective immediately upon filing with the Securities and Exchange Commission on May 27, 2020 and June 16, 2023. For the six months ended June 30, 2023, the Company received approximately $260.1 million in net proceeds, net of offering costs, through the sale of 36,080,226 shares of its common stock through the Sales Agreements at a weighted average price per share of $7.35.

In the future, we may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. If any of the securities covered by our Registration Statement on Form S-3ASR filed on June 16, 2023 are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of such offering at that time.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(193,767)	$(151,437)
Investing activities	(3,383)	182,279
Financing activities	259,197	(650)
Net increase in cash, cash equivalents and restricted cash*	$62,047	$30,192
* Excludes effect of exchange rate changes

Operating Activities

Net cash used in operating activities represents cash disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss for non-cash items and changes in operating assets and liabilities. Net cash used in operating activities for the six months ended June 30, 2023 was $193.8 million as compared to $151.4 million for the same period in 2022. The $42.3 million increase in cash used in operating activities was driven by a $22.9 million increase in net loss related to increased costs in research and development, including the overall expansion of our clinical trials for new TIL therapies, as well as our pre-commercialization activities for lifileucel and the overall growth in our corporate infrastructure. In addition, it reflects a decrease in non-cash charges of $11.8 million primarily driven by lower stock-based compensation expenses and accretion of discount on investments, partially offset by an increase in amortization of intangible assets and depreciation expenses. Further, cash used by assets and liabilities increased by $7.6 million, driven primarily by the purchase of Proleukin® inventory as part of the Acquisition, an increase in lease payments for our lease arrangements as a result of full utilization of tenant improvement allowances offered under our lease agreements, as well as changes in prepaid assets and accruals resulting from an increased workforce, the overall growth in business and operations, and the timing of vendor invoicing and related payments.

Investing Activities

Net cash used in/provided by investing activities for the periods presented primarily relates to the cash utilized to fund the Acquisition, the purchase and maturity of investments and capital expenditures. Net cash used in investing activities for the six months ended June 30, 2023 was $3.4 million compared to net cash provided by investing activities of $182.3 million for the same period in 2022. The increase in cash used of $185.7 million was primarily driven by the $209.5 million payment for the acquisition of Proleukin® business, excluding the payment of acquired inventories which is presented in the operating activities, which was partially offset by a $23.0 million net decrease in the timing of maturities and purchases of investments and a $0.8 million decrease in capital expenditures.

Financing Activities

Net cash used provided by financing activities for the six months ended June 30, 2023 was $259.2 million compared to net cash used of $0.7 million for the same period in 2022. The increase in net cash provided by financing activities was driven by net proceeds of $260.1 million received from sales of common shares through the “at the market” offering program, $1.1 million received from the issuance of common stock under the 2020 ESPP and a decrease in tax payments related to shares withheld for vested restricted stock units. These increases were partially offset by a $1.4 million decrease in proceeds from issuance of common stock upon exercise of stock options.

Contractual Obligations and Commitments

In addition to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, we have included new contractual obligations associated with the manufacturing and supply agreement of Proleukin®. Details of our future contractual obligations and the effects that such obligations are expected to have on our liquidity and cash flows in future periods are presented below (in thousands):

	Payments due by period
	Total	2023	2024	2025	2026	2027	Thereafter
Operating lease obligations - facilities	$128,873	$9,897	$10,690	$8,284	$7,989	$8,186	$83,827
Purchase obligations	34,447	6,754	9,456	6,079	6,079	6,079	—
Total	$163,320	$16,651	$20,146	$14,363	$14,068	$14,265	$83,827

We have purchase obligations of $34.4 million related to manufacturing and supply agreements for Proleukin® under a contract we acquired as part of the Acquisition.

Off-Balance Sheet Arrangements

As of June 30, 2023, we had no obligations that would require disclosure as off-balance sheet arrangements.

Recent Accounting Standards

There were no applicable recently issued accounting standards nor did we adopt any new accounting standards during the three and six months ended June 30, 2023.

Inflation

Inflation has not had a material effect on our business, financial condition, or results of operations over our two most recent fiscal years.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in interest bearing cash accounts consisting of short-term debt securities issued by the U.S. government. The primary objective of our investment activities is to preserve principal. We adhere to an investment policy that requires us to limit amounts invested in securities based on credit rating, maturity, industry group and investment type and issuer, except for securities issued by the U.S. government. We do not have any derivative financial instruments or foreign currency instruments. As of June 30, 2023, we had $196.9 million invested in marketable securities with a maturity date of less than one year. As such, we believe that we are not exposed to any material market risk. If interest rates had varied by 1% as of June 30, 2023, the fair value of our investment portfolio would increase or decrease by a de minimus amount.

Foreign currency exchange risk

We have acquired and established newly formed foreign subsidiaries to consummate our acquisition of worldwide rights in Proleukin® in the second quarter of 2023, in addition to our existing foreign operations. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products of Proleukin®. Our operating results could be exposed to changes in foreign currency exchange rates between U.S. dollar and various foreign currencies, the most significant of which is the Great Britain Pound. When the U.S. dollar strengthens against these currencies the relative value of sales made in the respective foreign currency decreases. Conversely, when the U.S. dollar weakens against these currencies, the relative value of such sales increase.

All of our product sales during the three and six months ended June 30, 2023 were denominated in foreign currencies, however, foreign currency transaction loss was immaterial for the periods ended June 30, 2023.

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

Changes in Internal Controls Over Financial Reporting

During the quarter ended June 30, 2023, we implemented certain internal controls in connection with our acquisition of Proleukin® and related revenue and inventory processes resulting from the acquisition. There have not been any changes other than the aforementioned in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The information in Note 9 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 13 to our Condensed Consolidated Financial Statements for the quarter ended June 30, 2023 contained in this Quarterly Report on Form 10-Q.

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

Risks Related to Our Business:

●	We are substantially dependent on the success of our product candidates and cannot guarantee that these product candidates will successfully complete development, receive regulatory approval, or be successfully commercialized;*
●	We may encounter substantial delays in our clinical trials or may not be able to conduct our clinical trials on the timelines we expect and we may be required to conduct additional clinical trials or modify current or future clinical trials based on feedback we receive from the FDA;*
●	It may take longer and cost more to complete our clinical trials than we project, or we may not be able to complete them at all;
●	Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which would prevent or delay regulatory approval and commercialization;
●	The manufacture of our product candidates is complex, and we may encounter difficulties in production, particularly with respect to process development, quality control, or scaling-up of our manufacturing capabilities. If we, or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure;*
●	Cell-based therapies and biologics rely on the availability of biological raw materials (including live cells), chemicals and agents used for manufacturing, reagents, specialized equipment, and other specialty materials, which may not be available to us on acceptable terms or at all. For each of these, we rely or may rely on treatment sites, limited manufacturers, sole source vendors, or a limited number of vendors, which could impair our ability to manufacture and supply our products;*
●	We rely on and collaborate with governmental, academic and corporate partners or agencies to approve, improve and develop TIL therapies for new indications for use in combination with other therapies and to evaluate new TIL manufacturing methods, the results of which, because the manufacturing processes are not within our control, and may be incorrect or unreliable;*
●	We may need additional financing to fund our operations and complete the development and commercialization of our various product candidates, and if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our product candidates. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates;*
●	We are subject to extensive regulation, which can be costly, time consuming and can subject us to unanticipated delays; even if we obtain regulatory approval for some of our products, those products may still face regulatory difficulties;
●	We are required to pay substantial royalties and lump sum benchmark payments under our license or acquisition agreements with the NIH, Moffitt, Novartis, Clinigen, and Cellectis, and we must meet certain milestones to maintain our license rights;*
●	Because our current products represent, and our other potential product candidates will represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, the market acceptance, third-party reimbursement coverage and the commercial potential of our product candidates;*
●	No assurance can be given that the Gen 2 manufacturing process or other processes we have selected will be FDA-compliant or more efficient and will lower the cost to manufacture TIL products;*
●	We face significant competition from other biotechnology and pharmaceutical companies and from non-profit institutions;
●	Development of a product candidate intended for use in combination with an already approved product may present more or different challenges than development of a product candidate for use as a single agent;
●	A Fast Track product designation, Breakthrough Therapy Designation, or BTD, or other designation to facilitate product candidate development may not lead to faster development or a faster regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval;
●	While lifileucel has received Orphan Drug Designation, or ODD, for melanoma stages IIB-IV and for cervical cancer patients with tumors greater than 2 cm, there is no guarantee that we will be able to maintain this designation, receive these designations for any of our other product candidates, or receive or maintain any corresponding benefits, including periods of exclusivity;
●	As a condition of approval, the FDA may require that we implement various post-marketing requirements and conduct post-marketing studies, any of which would require a substantial investment of time, effort, and money, and which may limit our commercial prospects;
●	We may be unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, if they are approved, and as a result, we may be unable to generate product revenues;*
●	If our product candidates do not achieve broad market acceptance, the revenues that we generate from their sales will be limited;
●	Our business could be adversely affected by the effects of health epidemics, including the COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations, including at our headquarters in San Carlos, California and at our manufacturing facility in Philadelphia, Pennsylvania, which have previously been subject to state executive orders and shelter-in-place orders, and at our clinical trial sites, as well as the business or operations of our other manufacturers, CROs or other third parties with whom we conduct business;
●	We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth;
●	We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, an ongoing military conflict between Russia and Ukraine and record inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine, geopolitical tensions or record inflation;
●	Climate change or legal, regulatory or market measures to address climate change may negatively affect our business, results of operations, cash flows and prospects;
●	Environmental, social and governance matters may impact our business and reputation; and
●	We may rely on third parties to perform many essential services for any products that we commercialize, including services related to distribution, government price reporting, customer service, accounts receivable management, cash collection, and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize our current or future product candidates will be significantly impacted and we may be subject to regulatory sanctions.

Risks Related to Government Regulation:

●	The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates;*
●	Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions;
●	Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates profitably; and
●	Governments outside the U.S. tend to impose strict price controls, which may adversely affect our revenues, if any.

Risks Related to Our Business

We have a history of operating losses; we expect to continue to incur losses and we may never be profitable.*

We are a clinical-stage biotechnology company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient's own immune system to eradicate cancer. Until recently, we did not have products approved for commercial sale and have not generated revenue from operations. With the closing of the acquisition of the worldwide rights to Proleukin® in May 2023, we began to have commercial sales. As of June 30, 2023, we had an accumulated deficit of $1.8 billion. In addition, during the six months ended June 30, 2023, we incurred a net loss of $213.9 million. While we are preparing for the commercial launch of our product, lifileucel, if approved, in 2023, we do not expect to generate any meaningful product sales or royalty revenues until at least 2024. We expect to incur significant additional operating losses in the future as we expand our development and clinical trial activities in support of demonstrating the effectiveness of our products.

Our ability to achieve long-term profitability is dependent upon obtaining regulatory approvals for our products and successfully commercializing our products alone or with third parties. However, our operations may not be profitable even if any of our products under development are successfully developed and produced and thereafter commercialized.

Our current line of business, and the biotechnology industry in which we operate, makes it difficult to evaluate our business plan and our prospects.*

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

We face the problems, expenses, difficulties, complications and delays normally associated with a commercial biotechnology company with significant pre-commercial assets, many of which are beyond our control. Accordingly, our prospects should be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a new business developing technologies in an industry that is characterized by a number of market entrants and intense competition. Because of our size and limited resources, we may not possess the ability to successfully overcome many of the risks and uncertainties frequently encountered by commercial biotechnology companies with significant pre-commercial assets involved in the rapidly evolving field of immunotherapy. If our research and development efforts are successful, we may also face the risks associated with the shift from development to commercialization of new products based on innovative technologies. There can be no assurance that we will be successful in developing our business.

We are substantially dependent on the success of our product candidates and cannot guarantee that these product candidates will successfully complete development, receive regulatory approval, or be successfully commercialized.*

We currently have one product approved for commercial sale. We have invested a significant portion of our efforts and financial resources in the development of our current product candidates, including lifileucel, LN-145, IOV-4001, IOV-2001, and IOV-3001, and expect that we will continue to invest heavily in our current product candidates, as well as in any future product candidates we may develop. Our business depends entirely on the successful development and commercialization of our product candidates, which may never occur. Our ability to generate revenues in the future is substantially dependent on our ability to develop, obtain regulatory approval for, and then successfully commercialize our product candidates. We currently generate no revenue from the sale of any products that are in development, and we may never be able to develop or commercialize these potential products.

Our product candidates will require additional clinical and non-clinical development, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we generate any revenue from product sales. We cannot assure you that we will meet our timelines for our current or future clinical trials, which may be delayed or not completed for a number of reasons, including the negative impact of the COVID-19 pandemic. Additionally, the costs associated with development of cell therapy products may be significant due to the length of treatment and the supportive therapies provided to the patient during the treatment process. Supportive therapies may impact costs and patient viability and may potentially limit availability.

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

Our products rely on coordination and collaboration with treatment centers that perform surgical procedures, obtain and provide lymphodepleting chemotherapy, and deliver other care to patients that are often in poor health as a result of the latter stages of cancer. This coordination of care is complicated in both the clinical trial setting and the commercial setting. Our treatment centers may not be able to obtain necessary supplies, such as lymphodepleting chemotherapy agents, because of shortages. If commercialized, our products will rely heavily on our ability to train centers and the center’s ability to choose suitable patients and deliver a complex regimen. We may be reliant on physicians with limited experience with TIL products and the associated regimens. Although we will make efforts to train hospitals and provide processes that must be followed precisely, there is no way to ensure that all institutions will be able to perform at a high level in all aspects of the coordination of care. Patients may progress in the course of their disease or may experience serious adverse events from our products or supportive regimens while undergoing or awaiting treatment with our therapies.

Prior to our completion of a rolling BLA submission for lifileucel in March 2023 and its acceptance by the FDA in May 2023, we had not previously submitted a BLA to the FDA, or a similar marketing application to comparable foreign authorities, for any product candidate, and we cannot be certain that our current or any future product candidates will be successful in clinical trials or receive regulatory approval. Furthermore, although we have not submitted our BLA with comparisons to existing or more established therapies and likewise do not expect the FDA to base its determination with respect to product approval on such comparisons, the FDA may factor these comparisons into its decision whether to approve our TIL therapies, including lifileucel for advanced melanoma. The FDA may also consider its approvals of competing products, which may alter the treatment landscape concurrently with their review of our BLA filings, and which may lead to changes in the FDA’s review requirements that have been previously communicated to us and our interpretation thereof, including changes to requirements for clinical data or clinical trial design. Such challenges and variabilities could delay approval or necessitate withdrawal of our BLA filings.

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

If approved for marketing by applicable regulatory authorities, our ability to generate revenues from our product candidates will depend on our ability to:

●	price our product candidates competitively such that third-party and government reimbursement leads to broad product adoption;
●	prepare a broad network of clinical sites for administration of our product;
●	train and monitor sites for product delivery and consistent flow of appropriate patients;
●	create market demand for our product candidates through our own marketing and sales activities, and any other arrangements to promote these product candidates that we may otherwise establish;
●	receive regulatory approval for the targeted patient population(s) and claims that are necessary or desirable for successful marketing;
●	obtain the necessary regulatory approvals to deliver the therapies to a sufficiently sized patient population;
●	effectively commercialize our products;

●	manufacture product candidates through CMOs or in our own manufacturing facility in sufficient quantities and at acceptable quality and manufacturing cost to meet commercial demand at launch and thereafter;
●	establish and maintain agreements with wholesalers, distributors, pharmacies, and group purchasing organizations on commercially reasonable terms;
●	maintain patent and trade secret protection and regulatory exclusivity for our product candidates;
●	launch commercial sales of our product candidates;
●	maintain compliance with applicable laws, regulations, and guidance specific to commercialization including interactions with health care professionals, patient advocacy groups, and communication of health care economic information to payors and formularies;
●	achieve market acceptance of our product candidates by patients, the medical community, and third-party payors;
●	achieve appropriate reimbursement for our product candidates;
●	obtain payor coverage at rates that will enable the market to adopt our product and enable sites to deliver the entire therapy to patients;
●	partner with third party logistics providers that will successfully distribute our products;
●	maintain a distribution and logistics network capable of product storage within our specifications and regulatory guidelines, and further capable of timely product delivery to commercial clinical sites;
●	effectively compete with other therapies or competitors; and
●	following launch, ensure that our product will be used as directed and that additional unexpected safety risks will not arise.

We may face risks due to the need to rely on third parties, including clinical trial sites.

We are heavily reliant on third parties to conduct our clinical trials. We have a limited history of conducting clinical trials and have no experience as a company in filing and supporting the applications necessary to gain marketing approvals. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety, purity, and potency for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by applicable regulatory authorities. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. As a result of the COVID-19 pandemic, institutions and research sites that currently conduct clinical trials may not be able to return to normal clinical trial operations for some time or may no longer choose to participate in studies in the future. Furthermore, clinical trials may be delayed or otherwise may be more difficult to execute in the future.

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

Large-scale clinical trials require significant financial and management resources, and reliance on third-party clinical investigators, Contract Research Organizations, or CROs, Contract Manufacturing Organizations, or CMOs, or consultants. Relying on third-party clinical investigators, CROs or CMOs may force us to encounter delays and challenges that are outside of our control. In addition to manufacturing TIL at the iCTC, we rely on CMOs in the U.S. and Europe to manufacture TIL for use in our clinical trials and commercial use upon approval. We may not be able to demonstrate sufficient comparability between products manufactured at different facilities to allow for inclusion of the clinical results from patients treated with products from these different facilities, or with our own manufacturing facility, in our product registrations, or to allow for use of our iCTC facility at the time of launch. Further, our CMOs may not be able to manufacture TIL or otherwise fulfill their obligations to us because of interruptions to their business, including the loss of their key staff or interruptions to their raw material supply.

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

Our reliance on these third parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on the CROs, clinical trial sites, and other third parties do not relieve us of these oversight responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the clinical trial and for ensuring that our preclinical studies are conducted in accordance with Good Laboratory Practices, or GLPs, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with Good Clinical Practices, or GCPs, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of clinical trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections (including pre-approval inspections upon completion of a BLA filing with the FDA) of clinical trial sponsors, clinical investigators, clinical trial sites and certain third parties including CMOs. If we, our CROs, clinical trial sites, or other third parties fail to comply with applicable GCPs, or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations.

In addition, we will be required to report certain financial interests of our third-party investigators if these relationships exceed certain financial thresholds or meet other criteria. The FDA or comparable foreign regulatory authorities may question the integrity of the data from those clinical trials conducted by investigators that are determined to have conflicts of interest.

In addition, our clinical trials must be conducted with product candidates that were produced under current Good Manufacturing Practices, or cGMP, regulations. Our failure to comply or our CMOs’ failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register certain clinical trials and post the results of certain completed clinical trials on a government sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so could result in enforcement actions and adverse publicity.

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

If any of our relationships with these third parties terminate, we may not be able to enter into alternative arrangements or do so on commercially reasonable terms. Switching or adding additional contractors involves additional costs and requires management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines. Though we carefully manage our relationships with our third-party service providers, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects or results of operations.

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

We may encounter substantial delays in our clinical trials or may not be able to conduct our clinical trials on the timelines we expect and we may be required to conduct additional clinical trials or modify current or future clinical trials based on feedback we receive from the FDA.*

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any current or future clinical trials will be conducted as planned or completed on schedule, if at all, or that any of our product candidates will receive regulatory approval. We initiated clinical trials in patients with metastatic melanoma, cervical, head and neck and non-small cell lung cancers, and in other indications in collaboration with third parties. We have completed enrollment in the pivotal clinical trial for melanoma, C-144-01. In June 2022, we announced that initial Cohort 4 data read by the independent review committee, or IRC, met the primary endpoint in this clinical trial. In March 2023, we completed submission of our BLA to the FDA for the treatment of adult patients with metastatic melanoma for approval, and the FDA accepted the BLA in May 2023, although approval remains pending. We plan to initiate clinical trials in new indications, and new cohorts in existing clinical trials. Even as these clinical trials progress, issues may arise that could require us to suspend or terminate such clinical trials or could cause the results of one cohort to differ from a prior cohort. For example, we may experience slower than anticipated enrollment in our additional pivotal clinical trials, which may consequently delay BLA submission to the FDA or permit competitors to obtain approvals that may alter our BLA filing strategy. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely initiation or completion of clinical development, or product approval include:

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
●failure to perform in accordance with the FDA’s current GCP, or cGCP requirements, or applicable regulatory guidelines in other countries;
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

Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete our clinical trials or result in potential product liability claims. Such toxicities, which may arise from TIL therapy in general, including co-therapies, may include, for example, thrombocytopenia, chills, anemia, pyrexia, febrile neutropenia, diarrhea, neutropenia, vomiting, hypotension, and dyspnea. For example, the update in October 2018 from the C-144-01 clinical trial included two grade 5 treatment emergent adverse events. In addition, failure to manage toxicities, adverse events or side effects and to take recommended or other precautions may result in deaths or harm to patients. Furthermore, harm to patients may not be appropriately recognized or managed by the treating medical staff, because treatments related to personalized cell therapy are not normally encountered in the general patient population and by medical personnel. Any of these occurrences may harm our business, financial condition and prospects significantly.

The manufacture of our product candidates is complex, and we may encounter difficulties in production, particularly with respect to process development, quality control, or scaling-up of our manufacturing capabilities. If we, or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.*

Our product candidates are biologics and the process of manufacturing our products is complex, highly regulated and subject to multiple risks. The manufacture of our product candidates involves complex processes, including harvesting tumor fragments from patients, isolating the T-cells from the tumor fragments, multiplying the T-cells to obtain the desired dose, and ultimately infusing the T-cells back into a patient. The complexities of manufacturing cell therapy products require extensive collaboration with treatment centers including the provision of patient tumor tissue for manufacture. Manufacturing is dependent on many factors including quality of the patient tumor tissue, treatment center training, and unique factors specific to autologous cell therapy manufacturing that can jeopardize the product approval, launch, scale, and capacity. As a result of the complexities, the cost to manufacture biologics is generally higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and is more difficult to reproduce. Our manufacturing process will be susceptible to product loss or failure due to logistical issues associated with the collection of tumor fragments, or starting material, from the patient, shipping such material to the manufacturing site, shipping the final product back to the patient, and infusing the patient with the product, manufacturing issues associated with the differences in patient starting material, interruptions in the manufacturing process, contamination, equipment failure, assay failures, improper installation or operation of equipment, vendor or operator error, inconsistency in cell growth, meeting pre-specified release criteria, and variability in product characteristics. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If for any reason we lose a patient’s starting material, or later-developed product at any point in the process, or if any product does not meet the applicable specifications, the manufacturing process for that patient will need to be restarted, including resection of the proper amount of tumor fragment, and the resulting delay may adversely affect that patient’s outcome. If microbial, viral, environmental or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

Because our product candidates are manufactured specifically for each individual patient, we will be required to maintain a chain of identity and chain of custody with respect to the patient’s tumor as it moves from the patient to the manufacturing facility, through the manufacturing process, and back to the patient. Maintaining such chains of identity and chains of custody is difficult and complex, and failure to do so could result in adverse patient outcomes, loss of product, or regulatory action including withdrawal of our products from the market. Further, as product candidates are developed through preclinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials or otherwise necessitate the conduct of additional studies.

Currently, our product candidates are manufactured using processes developed or modified by us or by our third-party research institution collaborators that we may not intend to use for more advanced clinical trials or commercialization. We have selected Gen 2 as the manufacturing process for product registration, and all ongoing and future company-sponsored clinical trials. Although we believe Gen 2 is a commercially viable process, there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency, and timely availability of raw materials. This includes potential risks associated with the FDA not agreeing with all of the details of our validation data or other aspects of our potency assay or assays for Cohort 4 of our C-144-01 clinical trial. For example, on October 5, 2020, we announced that we and the FDA were not able to agree on the required potency assays to fully define our TIL therapy, which is required as part of a BLA submission, and that as a result of these developments, our BLA submission was not expected by the end of 2020 and was anticipated instead to occur in 2021. Previously, we reported the submission of assay data to the FDA, and on May 18, 2021, we announced that we had received regulatory feedback from the FDA regarding our potency assays for lifileucel. Following FDA feedback regarding the potency assays for lifileucel, we continued work developing and validating our potency assays and engaged in discussions with the FDA during the second half of 2021 and first quarter of 2022. Based on feedback received from these discussions, we held a pre-BLA meeting in July 2022. We initiated a rolling BLA submission for lifileucel in metastatic melanoma in August 2022 and completed the BLA submission in March 2023. The FDA accepted our BLA for lifileucel for patients with advanced melanoma in May 2023 and granted lifileucel Priority Review. The FDA assigned November 25, 2023 as the target action date for a decision under PDUFA. In addition, as previously disclosed, we have begun a confirmatory Phase 3 clinical trial of lifileucel in combination with pembrolizumab in frontline advanced melanoma in late 2022 which we expect to utilize significant manufacturing capacity.

As a result of these challenges, we may experience delays in our clinical development and/or commercialization plans. Furthermore, we may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

In May 2019 we entered into a lease agreement to build a commercial-scale manufacturing facility, the iCTC, in Philadelphia, Pennsylvania for commercial and clinical production of autologous TIL products, including our product candidate lifileucel. The iCTC is currently manufacturing TIL for our ongoing clinical trials and preparing to provide commercial supply upon potential BLA approval; as of the end of 2021, we had completed the commissioning activities at the iCTC and successfully initiated manufacturing of clinical batches of lifileucel and LN-145, representing our first internally manufactured TIL product, as we continue our launch readiness activities to supply commercial TIL upon potential BLA approval. We expect our manufacturing facility will provide us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes, and allow for better long-term margins. We are building the capacity to treat thousands of cancer patients annually. However, we may not be successful in finalizing the development of our own manufacturing facility or capability. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, power failures, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

The manufacture of cell therapy products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, and compliance with strictly enforced federal, state, local and foreign regulations. The FDA may take a restrictive approach when regulating cell therapy manufacturing facilities that could result in delays, product release challenges, shortages or capacity restraints.

Our current manufacturing strategy involves the use of CMOs in conjunction with the manufacturing capacity at the iCTC. Currently our product candidates are also manufactured by WuXi Advanced Therapies, Inc, or WuXi, and H. Lee Moffitt Cancer Center, or Moffitt. Additionally, we partner with American Red Cross, or ARC, to leverage their GMP approved facilities and operate our own facility to produce feeder cells for TIL manufacturing. The process for manufacturing TIL is heavily reliant on the supply of biological raw materials and maintaining a GMP facility capable of supplying our manufacturing facilities with quality cells to make the final product. There are only a limited number of these types of facilities and sources for the materials needed by TIL therapy manufacturers. The iCTC facility and our CMOs are aseptic manufacturing facilities that operate clean rooms for the production of TIL therapies, which are subject to contamination, labor, occupational safety, regulatory, climate, and environmental risks that could interfere with production. Any problems or delays we or our CMOs experience in preparing for commercial scale manufacturing of a product candidate or component may result in a delay in the FDA approval of the product candidate or may impair our ability to manufacture commercial quantities or such quantities at an acceptable cost, which could result in the delay, prevention, or impairment of clinical development and commercialization of our product candidates and could adversely affect our business. Furthermore, if we or our commercial manufacturers fail to deliver the required commercial quantities of our product candidates on a timely basis and at reasonable costs, we would likely be unable to meet demand for our products and we would lose potential revenues.

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
●disruptions to the operations of our third-party manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier;
●international or multi-national activities that are related to business activities outside of our scope, but may have an impact on a CMO’s ability to conduct business in a manner consistent with governmental or our regulatory and ethical standards; and
●our ability to synchronize operations and standards to ensure that all aspects of manufacturing are consistent without deviations across facilities.

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

Our manufacturing facilities or our CMOs’ manufacturing facilities may be unable to comply with our specifications, cGMPs, and with other FDA, state, and foreign regulatory requirements. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of product candidate that may not be detectable in final product testing. If we or our CMOs are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, or in accordance with the strict regulatory requirements, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Deviations from manufacturing requirements may further require remedial measures that may be costly and/or time-consuming for us or a third party to implement and may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

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

Cell-based therapies and biologics rely on the availability of biological raw materials (including live cells), chemicals and agents used for manufacturing, reagents, specialized equipment, and other specialty materials, which may not be available to us on acceptable terms or at all. For each of these, we rely or may rely on treatment sites, limited manufacturers, sole source vendors or a limited number of vendors, which could impair our ability to manufacture and supply our products.*

Manufacturing our product candidates requires live cells among other biological raw materials, chemicals and agents used for manufacturing. Many reagents, which are substances used in our manufacturing processes to bring about chemical or biological reactions, and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. We currently depend on a limited number of vendors for certain materials and equipment used in the manufacture of our product candidates. Some of these suppliers may not have the capacity to support clinical trials and commercial products manufactured under cGMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. We also do not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Accordingly, we may experience delays in receiving key materials and equipment to support clinical or commercial manufacturing.

For each of these biological raw materials (including live cells), chemicals and agents used for manufacturing, reagents, equipment, and materials, we rely and may in the future rely on treatment sites, limited manufacturers, sole source vendors or a limited number of vendors. An inability to continue to source product from any of these suppliers, which could be due to a number of issues, including regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands, or quality issues, could adversely affect our ability to satisfy demand for our product candidates, which could adversely and materially affect our product sales and operating results or our ability to conduct clinical trials, either of which could significantly harm our business.

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

We will be unable to commercialize our products if our trials are not successful.*

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
●regulatory authorities may find that our clinical trial design or conduct does not meet the applicable approval requirements; and
●our clinical trials, as well as clinical trials from our competitors, may diminish our anticipated revenues due to overlapping patient populations, costs and payor coverage, or patient needs.

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

Even if our lead product lifileucel is approved and commercialized, we may not become profitable. *

Our lead product candidate, lifileucel, is initially targeting a small population of refractory patients that suffer from metastatic melanoma. Even if the FDA approves lifileucel, and even if we obtain significant market share, because the potential target population for lifileucel in refractory patients may be small, we may never achieve profitability without obtaining regulatory approval for additional indications. The FDA often approves new therapies initially only for use in patients with relapsed or refractory metastatic disease. We expect to initially seek approval of our product candidates in this setting and are currently conducting clinical trials on these patient populations. Since Proleukin® is an established product and there are competing products in development, the success of Proleukin® is closely tied to lifileucel and use with other cell therapies. An approval for a marketed product, such as Proleukin®, may be withdrawn by the FDA or another regulatory agency and disrupt both Proleukin® and lifileucel because of their codependency. Additionally, Proleukin® revenues are dependent upon continued use in manufacturing and clinical settings by Iovance and other cell therapy companies.

We rely on and collaborate with governmental, academic and corporate partners or agencies to approve, improve and develop TIL therapies for new indications for use in combination with other therapies and to evaluate new TIL manufacturing methods, the results of which, because the manufacturing processes are not within our control, may be incorrect or unreliable.*

In addition to our own research and process development efforts, we seek to collaborate with government, academic research institutions and corporate partners to improve TIL manufacturing and to develop TIL therapies for new indications. In 2017-2020, we announced our continued collaborations with Moffitt, MDACC, and The Ohio State University to evaluate several new solid tumor and hematologic indications for TIL therapy in clinical trials and preclinical studies as well as, in some cases, new TIL manufacturing approaches. The results of these collaborations may be used to support our filing with the FDA of INDs to conduct more advanced clinical trials of our product candidates, or to otherwise analyze or make predictions or decisions with respect to our current or future product candidates. However, because the majority of our collaborations are conducted at outside laboratories and we do not have complete control over how the studies are conducted or reported or over the manufacturing methods used to manufacture TIL product, the results of such studies, which we may use as the basis for our conclusions, projections or decisions with respect to our current or future product candidates, may be incorrect or unreliable, or may have a negative impact on us if the results of such studies are imputed to our products or proposed indications, even if such imputation is improper. For example, we have entered into collaborations with Moffitt, and MDACC to perform clinical trials using TIL products that differ from our products, but the results of these clinical trials, if negative, may adversely impact our stock price and our development plans for our products. Additionally, we may use third party data to analyze, reach conclusions or make predictions or decisions with respect to our product candidates that may be incomplete, inaccurate or otherwise unreliable. There may also be delays or other limitations on our activities as a result of the inability of these entities to expedite our priorities in the product, facility, or regulatory approval process.

We may need additional financing to fund our operations and complete the development and commercialization of our various product candidates, and if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our product candidates. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

Our operations have consumed substantial amounts of cash since inception. From our inception to June 30, 2023, we have an accumulated deficit of $1.8 billion. In addition, our research and development and our operating costs have also been substantial and are expected to increase. For example, in October 2018, we closed an underwritten public offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $236.7 million. In June 2020, we closed another underwritten offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $567.0 million. In February 2021 we entered into an open market sale agreement, or the First Sales Agreement, with Jefferies LLC, which provided for the sale of up to $350.0 million of our common stock from time to time, which was subsequently increased to $500.0 million in November 2022 upon the execution of an updated open market sale agreement, or the Second Sales Agreement, with Jefferies LLC. In

June 2023, we entered into a new open market sales agreement, or the New Sales Agreement, with Jefferies LLC, which superseded the Second Sales Agreement and provided for the sale of up to $450.0 million of our common stock from time to time. As of June 30, 2023, we had $317.3 million in cash, cash equivalents and investments ($230.0 million of cash and cash equivalents, $20.9 million in short-term investments, and restricted cash of $66.4 million).

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
●costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
●costs associated with any potential business or product acquisitions (such as the acquisition of Proleukin®), strategic collaborations, licensing agreements or other arrangements that we may establish.

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

Our management will have discretion in the application of the net proceeds from our capital raises, including our June 2020, October 2018, and January 2018 public offerings, and the proceeds from sales pursuant to the New Sales Agreement with Jefferies LLC, which provides for the sale of up to $450.0 million of our common stock from time to time, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from our capital raises are being used appropriately. You may not agree with our decisions, and our use of the proceeds from our capital raises may not yield any return to stockholders. Because of the number and variability of factors that will determine our use of the net proceeds from our capital raises, their ultimate use may vary substantially from their currently intended use. Our failure to apply the net proceeds of our capital raises effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. Stockholders will not have the opportunity to influence our decisions on how to use our net proceeds from our capital raises. Pending their use, we may invest the net proceeds from our capital raises in interest and non-interest-bearing cash accounts, short-term, investment-grade, interest-bearing instruments and U.S. government securities. These temporary investments are not likely to yield a significant return.

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

In addition, U.S. federal, state and local tax laws are extremely complex and subject to various interpretations. Although we believe that our tax estimates and positions are reasonable, including our decision to build our iCTC facility at the Navy Yard in Philadelphia in order to take advantage of the site’s designation as a Keystone Opportunity Zone, Keystone Opportunity Expansion Zone, or Keystone Opportunity Improvement Zone, or collectively KOZ, which allows incentives for business development, as well as certain other financial incentives provided by the Commonwealth of Pennsylvania, the City of Philadelphia and the Philadelphia Industrial Development Corporation, there can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. Further, challenges to the site’s designation as a KOZ or broader challenges to Pennsylvania's KOZ program could result in the revocation of the site’s designation as a KOZ and the attendant tax advantages associated with such designation. If we are unsuccessful in such a challenge, or if the site's status as a KOZ is revoked, the relevant tax authorities may assess additional taxes, which could result in adjustments to, or impact the timing or amount of, taxable income, deductions or other tax allocations, which may adversely affect our results of operations and financial position.

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

We are required to pay substantial royalties and lump sum benchmark payments under our license or acquisition agreements with the NIH, Moffitt, Novartis, Clinigen and Cellectis, and we must meet certain milestones to maintain our license rights.*

Under our license or acquisition agreements with the NIH, Moffitt, Novartis, Clinigen, and Cellectis for our adoptive cell therapy and immunotherapy technologies, we are currently required to pay both substantial benchmark payments and royalties to each entity based on our revenues from sales of our products utilizing the licensed or acquired technologies. These payments could adversely affect the overall profitability for us of any products that we may seek to commercialize under these license agreements. In order to maintain our license rights under the NIH, Moffitt, Novartis, and Cellectis license agreements, we will need to meet certain specified milestones, subject to certain cure provisions, in the development of our product candidates, and a milestone payment is required to Clinigen upon the approval of lifileucel in melanoma. There is no assurance that we will be successful in meeting these milestones on a timely basis, or at all.

Because our current products represent, and our other potential product candidates will represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, the market acceptance, third-party reimbursement coverage and the commercial potential of our product candidates.*

Human immunotherapy products are a new category of therapeutics. Because this is a relatively new and expanding area of novel therapeutic interventions, there are many uncertainties related to development, marketing, reimbursement, and the commercial potential for our product candidates. There can be no assurance as to the length of the clinical trial period, the number of patients the FDA will require to be enrolled in the clinical trials in order to establish the safety, efficacy, purity and potency of immunotherapy products, or that the data generated in these clinical trials will be acceptable to the FDA to support marketing approval. The FDA may take longer than usual to come to a decision on any BLA that we submit and may ultimately determine that there is not enough data, information, or experience with our product candidates to support an approval decision. The FDA may also require that we conduct additional post-marketing studies or implement risk management programs, such as REMS, until more experience with our product candidates is obtained. Finally, after increased usage, we may find that our product candidates do not have the intended effect or have unanticipated side effects, potentially jeopardizing initial or continuing regulatory approval and commercial prospects.

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

Cell based therapies may take longer to attain insurance coverage, and although we may apply for special government programs and prepare the market for product approval, there is no way to ensure that healthcare providers, insurance companies, or other third parties will reimburse our product at an expeditious rate. Even if we obtain insurance coverage for our product from payors, coverage at treatment centers will require payment for the total cost of care which involves surgery, conditioning chemotherapy, as well as other staffing and hospitalization needs. This will require coordination between authorized treatment centers and other payors including government payors that may only cover a portion of charges. If our treatment centers do not successfully obtain coverage in time, there may be a slow uptake or variable or limited access at all to our therapies.

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

No assurance can be given that the Gen 2 manufacturing process or other processes we have selected will be FDA-compliant or more efficient and will lower the cost to manufacture TIL products.*

We have developed and are developing improved methods for generating and selecting autologous TILs, and methods for large-scale production of autologous TILs that are in accord with current cGMP procedures. We have developed a new and more efficient TIL manufacturing process that we believe can be more efficient and cost effective, and in a more automated manner than previous processes. The production and control of the physical and/or chemical attributes of our products in a cGMP facility is subject to many uncertainties and difficulties. As a novel therapy, TIL manufacturing and product release is complex and must evolve with both industry-wide autologous cell therapy challenges and new regulatory requirements that may result in delays and unexpected denials. We have never manufactured our adoptive cell therapy product candidate on a commercial scale, nor have our partners. As a result, we cannot give any assurance that the Gen 2 process or any future process that we select will be a manufacturing process that can produce our products in compliance with the applicable regulatory requirements, at a cost or in quantities necessary to make them commercially viable. Moreover, we and our third-party manufacturers will have to continually adhere to current cGMP regulations enforced by the FDA through its facilities inspection program. If our facilities or any of the facilities of these manufacturers cannot demonstrate adequate assurance of compliance with FDA standards during a pre-approval inspection, the FDA approval of our products will not be granted. In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our products meet applicable specifications and other requirements. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory action. No assurance can be given that we will be able to develop such a manufacturing process, or that our partners will thereafter be able to establish and operate such a production facility.

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

A Fast Track product designation, Breakthrough Therapy Designation, or BTD, or other designation to facilitate product candidate development may not lead to faster development or a faster regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

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

As a condition of biologic licensing, the FDA is authorized to require that sponsors of approved BLAs implement various post-marketing requirements, including REMS and Phase 4 studies. For example, we reached an agreement with the FDA regarding a confirmatory trial to support full approval of lifileucel in post-anti-PD-1 advanced melanoma, which we refer to as TILVANCE-301. We began startup activities for the randomized Phase 3 TILVANCE-301 trial in the fourth quarter of 2022. If we receive approval of our product candidates, the FDA may determine that similar or additional post-approval requirements are necessary to ensure that our product candidates are safe, pure, and potent. To the extent that we are required to establish and implement any post-approval requirements, we will likely need to invest a significant amount of time, effort, and money. Such post-approval requirements may also limit the commercial prospects of our product candidates.

We may be unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, if they are approved, and as a result, we may be unable to generate product revenues.*

We currently have a small commercial team focused on our commercial strategy, but we do not have a large commercial infrastructure for the marketing, sale, and distribution of biopharmaceutical products. If approved, in order to commercialize our products, we must build our marketing, sales, and distribution capabilities or make arrangements with third parties to perform these services, which will take time and require significant financial expenditures and we may not be successful in doing so. Even if we are able to effectively establish a sales force and develop a marketing and sales infrastructure, our sales force and marketing teams may not be successful in commercializing our current or future product candidates. To the extent we rely on third parties to commercialize any products for which we obtain regulatory approval, we would have less control over their sales efforts, and could be held liable if they failed to comply with applicable legal or regulatory requirements.

In addition to marketing our product, we will need to establish authorized treatment centers that will be able to obtain patients from the broader community and provide access to our therapies. Even if we are able to obtain approval for a product candidate, we may not be able to approve enough treatment centers for the provision of our product to a broad patient population. Additionally, certain areas do not have hospitals with the facilities to safely administer our therapy. Accordingly, we may only be able to launch our products with a limited number of treatment centers, which could ultimately reduce the uptake of our products. Although we have a team allocated to authorize and monitor our treatment centers, substantial resources and investment from us and each treatment center may be required. Additionally, the treatment center onboarding process can be complicated and requires extensive training, technical equipment, and coordination of processes. Once authorized, treatment centers will be required to ensure that their training, facilities, and treatment capabilities are adequately maintained.

We have limited prior experience in the marketing, sale, and distribution of biopharmaceutical products, and there are significant risks involved in the building and managing of a commercial infrastructure. The establishment and development of commercial capabilities, including a comprehensive healthcare compliance program, to market any products we may develop will be expensive and time consuming and could delay any product launch, and we may not be able to successfully develop this capability. We, or our collaborators, will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, manage, and retain marketing, sales and commercial support personnel. In the event we are unable to develop a commercial infrastructure, we may not be able to commercialize our current or future product candidates, which would limit our ability to generate product revenues. Factors that may inhibit our efforts to commercialize our current or future product candidates and generate product revenues include:

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

Until recently, with the closing of the Proleukin® acquisition in May 2023, we had never commercialized a product candidate for any indication. Even if our product candidates are approved by the appropriate regulatory authorities for marketing and sale, they may not gain acceptance among physicians, patients, third-party payors, and others in the medical community. If any product candidate for which we obtain regulatory approval does not gain an adequate level of market acceptance, we may not generate significant product revenues or become profitable. Market acceptance of our product candidates by the medical community, patients, and third-party payors will depend on a number of factors, some of which are beyond our control. For example, physicians are often reluctant to switch their patients and patients may be reluctant to switch from existing therapies even when new and potentially more effective or safer treatments enter the market.

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

Our internal computer systems, or those used by our contract research organizations or other contractors or consultants, may fail or suffer security breaches.*

Despite the implementation of security measures, our internal computer systems and those of our contract research organizations and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized and authorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event was to occur and cause interruptions in our operations, it could result in a disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for a product candidate could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of any product candidates could be delayed.

We maintain a specialized information technology system for tracking chain of custody and chain of identity for TIL therapy patients. Like other autologous cell therapies, this is extremely important for patient safety and is a requirement outlined in our BLA submission. This requires us to store and maintain patient specific heath information. The risks associated with storing patient health and personal data may increase cyber threats and regulatory accountability and scrutiny. Although we have industry-standard secure systems and maintain privacy controls, there is a possibility that incidents compromising this information can occur. In addition to the regulatory and civil litigation risks, failure to maintain this data correctly could result in loss of patients or our ability to deliver patient care.

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

Our business could be adversely affected by the effects of health epidemics, including the COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations, including at our headquarters in San Carlos, California, at our manufacturing facility in Philadelphia, Pennsylvania, which have previously been subject to state executive orders and shelter-in-place orders, and at our clinical trial sites, as well as the business or operations of our other manufacturers, CROs or other third parties with whom we conduct business.

Our business could be adversely affected by health epidemics in regions where we have offices, manufacturing facilities, concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of clinical trial sites, third party manufacturers and CROs upon whom we rely. For example, starting in December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China and has spread to multiple countries, including the U.S. and several European countries. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the U.S. declared the COVID-19 pandemic a national emergency. Similarly, during that time, the State of California declared a state of emergency related to the spread of the COVID-19 pandemic and the health officers of six San Francisco Bay Area counties, including San Mateo County where our headquarters in San Carlos is located, issued shelter-in-place orders. In addition, on March 19, 2020, the Governor of California and the State Public Health Officer and Director of the California Department of Public Health ordered all individuals living in the State of California to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. Throughout 2020 and 2021, similar executive orders were issued by state and local governments, and states of emergency had been declared at the state and local level in most jurisdictions throughout the U.S. As recently as April 2022, ports and airports in Shanghai, China have been closed due to another outbreak of COVID-19, resulting in a lockdown of the city and disruption to export and import activities. In the U.S., many of these executive orders have been rescinded, however, the Company remains vigilant and continues to monitor the ongoing COVID-19 pandemic closely to determine if additional actions are required.

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

We continue to monitor the impact, if any, of the COVID-19 pandemic on our current and future operations, including our regulatory filing timelines and strategy as well as our preparation for commercial launch. Despite the wide-spread availability of COVID-19 vaccines, it is unclear the extent to which the COVID-19 pandemic (including future variants) will impact our business, results of operations, financial condition and our future strategic plans as future developments of the outbreak are highly uncertain and cannot be predicted. New information is constantly emerging concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. As the COVID-19 pandemic continues for an extended period of time, any restrictions regarding travel and face to face interactions, or constraints on resources, either by us or our contractors, including our CMOs, our regulatory strategy or commercial launch preparations may be negatively impacted. The COVID-19 pandemic may also impact the FDA and their ability to timely review our regulatory filings and conduct the pre-approval inspections necessary for ultimate approval of BLA. We cannot predict at this time whether and how FDA operations may be impacted at relevant times for our planned regulatory submissions.

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

For example, we continue to recruit a new Chief Executive Officer. However, competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense, and no assurance can be given that we will be able attract, hire, retain and motivate the highly skilled employees that we need. Future growth will impose significant added responsibilities on members of management, including:

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

Depending on the size and nature of future strategic acquisitions, we may acquire assets or businesses that require us to raise additional capital or to operate or manage businesses in which we have limited experience. Making larger acquisitions that require us to raise additional capital to fund the acquisition will expose us to the risks associated with capital raising activities. Acquiring and thereafter operating larger new businesses will also increase our management, operating and reporting costs and burdens. In addition, if we undertake acquisitions, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business. In addition, even if we are able to pursue certain strategic acquisition opportunities, we cannot guarantee that such acquisitions may completed in a timely manner, if at all, or that all conditions necessary to consummate such transactions will be satisfied, including the receipt of all required regulatory approvals.

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

The global economy has been, and may continue to be, negatively impacted by Russia’s invasion of Ukraine. As a result of Russia’s invasion of Ukraine, the U.S., the European Union, the United Kingdom, and other G7 countries, among other countries, have imposed substantial financial and economic sanctions on certain industry sectors and parties in Russia. Broad restrictions on exports to Russia have also been imposed. These measures include: (i) comprehensive financial sanctions against major Russian banks; (ii) additional designations of Russian individuals with significant business interests and government connections; (iii) designations of individuals and entities involved in Russian military activities; and (iv) enhanced export controls and trade sanctions limiting Russia’s ability to import various goods. Russian military actions and the resulting sanctions could continue to adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Further, there are current geopolitical tensions with China. Recently, the Biden administration has signed multiple executive orders regarding China. One particular executive order titled Advancing Biotechnology and Biomanufacturing Innovation for a Sustainable, Safe, and Secure American Bioeconomy signed on September 12, 2022 will likely impact the pharmaceutical industry to encourage U.S. domestic manufacturing of pharmaceutical products. Any additional executive orders or potential sanctions with China could materially impact our current manufacturing partners.

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

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.*

With the acquisition of Proleukin® in May 2023, a portion of our business will be conducted outside the United States. Furthermore, we are required to make certain future payments under the Proleukin® acquisition agreement that are denominated in non-US dollars, including a milestone payment to Clinigen upon the approval of lifileucel in melanoma as well as future deferred consideration and earnout payments based on Proleukin® sales. As such, we face exposure to adverse movements in foreign currency exchange rates, including movements in foreign currency for the future milestone payment. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our results of operations, financial position and cash flows. Our primary exposure to movements in foreign currency exchange rates currently relates to non-U.S. dollar denominated sales in Europe, the United Kingdom and Asia, and non-U.S. dollar denominated operating expenses and certain assets and liabilities in our operating subsidiaries.

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

The adverse impacts of climate change include increased frequency and severity of natural disasters and extreme weather events such as hurricanes, tornados, wildfires (exacerbated by drought), flooding, and extreme heat. Extreme weather and sea-level rise pose physical risks to our facilities as well as those of our suppliers. Such risks include losses incurred as a result of physical damage to facilities, loss or spoilage of inventory, and business interruption caused by such natural disasters and extreme weather events. Other potential physical impacts due to climate change include reduced access to high-quality water in certain regions and the loss of biodiversity, which could impact future product development. These risks could disrupt our operations and supply chains, which may result in increased costs.

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

Risks Related to Government Regulation

The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.*

We completed our first submission of a rolling BLA to the FDA for lifileucel in March 2023. The FDA accepted our BLA for lifileucel for patients with advanced melanoma in May 2023 and granted lifileucel Priority Review. The FDA assigned November 25, 2023 as the target action date for a decision under PDUFA. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. Our BLA submission and current expected timelines for our lifileucel product candidate for the treatment of metastatic melanoma are based on our interpretation of communications received from the FDA to date regarding this product candidate and are subject to revision if additional communications are received from the FDA.

We have announced our intention to conduct registrational trials for both advanced NSCLC and cervical cancer with our LN-145 and lifileucel products, respectively. These trials, which we refer to as IOV-LUN-202 Cohorts 1 and 2 in the case of advanced NSCLC and C-145-04 Cohort 2 in the case of cervical cancer, are currently underway and have been the subject of formal FDA meetings and communications. Our current beliefs regarding the registration pathway for the lifileucel and LN-145 product candidates in these indications are based on our interpretation of communications with the FDA to date and our efforts to address such communications, which may be incorrect. Our statements that the clinical trial may support a BLA submission also assume that our as-adjusted clinical trial has addressed the additional requests and feedback by the FDA. Further, enrollment in these clinical trials may need to be further adjusted based on future feedback from the FDA, changes in the competitive environment, or other regulatory agency input. Protocol revisions may have an adverse effect on the results reported to date. Changes to implement an independent review committee and assay validation and implementation, and the data within these clinical trials may not ultimately be supportive of product approval, all of which could result in significant delays to our currently anticipated timeline for development and approval of lifileucel and LN-145 product candidates or prevent their approval.

A BLA must also include significant information regarding the chemistry, manufacturing and controls for the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of cell therapies for cancer. We may also not be able to successfully utilize the BTD or RMAT designations we have received for metastatic cervical cancer and advanced melanoma, respectively, to successfully complete the development and commercialization of lifileucel. We may not be able to reach agreement with the FDA on an interpretation of outcomes from our meetings, including meetings we have held with the FDA in relation to our C-145-04 and C-144-01 clinical trials and future meetings. For example, on October 5, 2020, we reported the submission of additional potency assay data to the FDA, and at the same time, we also announced that we had reached agreement with the FDA on the minimum duration of follow up for Cohort 4 to support our BLA submission for lifileucel in the treatment of metastatic melanoma. In May 2021, we announced that we had received regulatory feedback from the FDA regarding our potency assays for lifileucel. Following the FDA feedback, we continued our work developing and validating our potency assays and engaged in discussions with the FDA during the second half of 2021 and the first quarter of 2022. Based on the FDA feedback we received from these discussions, we held a pre-BLA meeting in July 2022, and initiated a rolling BLA submission for lifileucel in metastatic melanoma in August 2022, which we completed in March 2023. In addition, as previously disclosed, Iovance began startup activities for a confirmatory Phase 3 clinical trial, TILVANCE-301, of lifileucel in combination with pembrolizumab in frontline metastatic melanoma in late 2022. The FDA previously granted Fast Track Designation for lifileucel in combination with pembrolizumab for the treatment of immune checkpoint inhibitor naïve metastatic melanoma. However, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

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

In order to market and sell our products outside the U.S., we or our third-party collaborators may be required to obtain or maintain separate marketing approvals and comply with numerous and varying regulatory requirements. Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval policies and requirements may vary among jurisdictions. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the U.S., including additional preclinical studies or clinical trials as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval. We or our collaborators may not be able to file for regulatory approval of our product candidates in international jurisdictions or obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. The FDA or other regulatory agencies may also withdrawal approval for previously approved products.

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
●FDA restrictions on manufacturing or distribution if there is an inability to trace the source of a problem due to the nature of cell therapy;
●withdrawal of regulatory approvals for the Proleukin® product;
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

Since enactment of the Patient Protection and Affordable Care Act, as amended, or the ACA, in 2010, in both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013, and were to remain in effect until 2024. The Bipartisan Budget Act of 2015 extended the 2% sequestration to 2025. In January 2013, the American Taxpayer Relief Act of 2012, or ATRA, was approved which, among other things, reduced Medicare payments to several providers, with primary focus on the hospital outpatient setting and ancillary services, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On January 20, 2017, the Trump administration signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, and, for that reason, some final regulations have yet to take effect. In December 2017, Congress repealed the individual mandate for health insurance required by the ACA and could consider further legislation to repeal other elements of the ACA. At the end of 2017, CMS promulgated regulations that reduce the amount paid to hospitals for outpatient drugs purchased under the 340B program, and some states have enacted transparency laws requiring manufacturers to report information on drug prices and price increases. In June 2021, the Supreme Court issued its opinion in California v. Texas, upholding the constitutionality of the ACA.

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

We have conducted extensive freedom-to-operate, or FTO, analyses of the patent landscape with respect to our lead product candidates. Although we continue to undertake FTO analyses of our manufacturing processes, our lead TIL products, and contemplated future processes and products, because patent applications do not publish for 18 months, and because the claims of patent applications can change over time, no FTO analysis can be considered exhaustive. Furthermore, patent and other intellectual property rights in biotechnology remains an evolving area with many risks and uncertainties. As such, we may not be able to ensure that we can market our product candidates without conflict with the rights of others.

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

We have received confidential and proprietary information from third parties and our employees and contractors. In addition, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of these third parties or our employees’ former employers. Litigation may be necessary to defend against or pursue these claims. For example, we are currently engaged in litigation involving counterclaims that we have brought relating to theft of certain of our trade secrets, breach of confidentiality, and related counterclaims. Even if we are successful in resolving these claims, litigation could result in substantial costs and be a distraction to our management and employees.

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

As of June 30, 2023, we had 224,688,434 shares of common stock outstanding. In addition, we had 26,756,143 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted to purchase common stock based on vesting requirements of stock options and common stock issuable through purchases of employee stock purchase plan, or upon the conversion of preferred stock. The issuance and subsequent sale of the shares underlying these common stock equivalents could depress the trading price of our common stock. On June 10, 2019, our certificate of incorporation was amended to increase the number of authorized shares of our common stock, from 150,000,000 shares to

300,000,000 shares, which was approved by our stockholders on that date. On June 16, 2023, our certificate of incorporation was amended to increase the number of authorized shares of our common stock, from 300,000,000 shares to 500,000,000 shares, which was approved by our stockholders on June 6, 2023.

In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. For example, in July 2023, we issued 23,000,000 shares of common stock in connection with an underwritten public offering, and we may offer additional shares under our automatic shelf registration statement in the future. Future issuances may result in substantial dilution to our existing stockholders and could cause our stock price to decline.

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

For example, on December 11, 2020, a purported stockholder derivative complaint was filed by plaintiff Leo Shumacher against us, as nominal defendant, and then current directors, as defendants, in the Court of Chancery in the State of Delaware, or the Court. The complaint alleges breach of fiduciary duty and a claim for unjust enrichment in connection with alleged excessive compensation of certain of our non-executive directors and seeks unspecified damages on behalf of our company. The parties have agreed to a proposed settlement, which was submitted to the Court on June 15, 2022. The parties continue to work toward settlement after a hearing on November 17, 2022, where the Court required additional steps to be taken by the parties before it will determine whether final approval will be given to the settlement. The outcome of this and other future litigation is uncertain.

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

During the second quarter of 2023, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Iovance Biotherapeutics, Inc.

August 8, 2023	By:	/s/ Frederick G. Vogt, Ph.D., J.D.
Frederick G. Vogt, Ph.D., J.D.
Interim Chief Executive Officer and President, and General Counsel (Principal Executive Officer)

August 8, 2023	By:	/s/ Jean-Marc Bellemin
Jean-Marc Bellemin
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)