Form 10-Q
period 2023-09-30
IOVANCE BIOTHERAPEUTICS, INC.
filed 2023-11-07
CIK 1425205

+-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

At October 30, 2023, the issuer had 255,918,448 shares of common stock, par value $0.000041666 per share, outstanding.

IOVANCE BIOTHERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2023

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

Unless the context requires otherwise, in this report the terms “Iovance,” the “Company,” “we,” “us” and “our” refer to Iovance Biotherapeutics, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except share and per share information)

	September 30,	December 31,
	2023	2022
ASSETS

Current Assets
Cash and cash equivalents	$267,720	$231,731
Short-term investments	93,654	240,114
Inventory	9,195	—
Prepaid expenses and other assets	12,017	7,271
Total Current Assets	382,586	479,116

Property and equipment, net	113,142	105,232
Intangible assets, net	223,610	—
Operating lease right-of-use assets	66,265	73,015
Restricted cash	66,430	6,430
Long-term assets	282	189
Total Assets	$852,315	$663,982

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$19,274	$26,603
Accrued expenses	61,213	52,295
Operating lease liabilities	10,468	12,587
Total Current Liabilities	90,955	91,485

Non-Current Liabilities
Operating lease liabilities – non-current	68,009	71,859
Deferred tax liabilities	18,343	—
Long-term note payable	1,000	1,000
Total Non-Current Liabilities	87,352	72,859
Total Liabilities	178,307	164,344

Commitments and contingencies

Stockholders’ Equity
Series A Convertible Preferred stock, $0.001 par value; 17,000 shares designated, 194 shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Series B Convertible Preferred stock, $0.001 par value; 11,500,000 shares designated, 2,842,158 shares issued and outstanding as of September 30, 2023 and December 31, 2022	3	3
Common stock, $0.000041666 par value; 500,000,000 shares authorized, 255,833,679 and 187,812,072 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	11	8
Accumulated other comprehensive income (loss)	(9,097)	(902)
Additional paid-in capital	2,579,087	2,068,867
Accumulated deficit	(1,895,996)	(1,568,338)
Total Stockholders’ Equity	674,008	499,638
Total Liabilities and Stockholders’ Equity	$852,315	$663,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited; in thousands, except per share information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue
Product revenue	$469	$—	$707	$—
Total revenue	469	—	707	—

Costs and expenses
Cost of sales	$4,340	$—	$6,390	$—
Research and development	87,526	72,502	256,607	214,208
Selling, general and administrative	26,964	27,893	77,013	77,634
Total costs and expenses	118,830	100,395	340,010	291,842

Loss from operations	(118,361)	(100,395)	(339,303)	(291,842)
Other income
Interest income, net	3,358	777	9,925	1,268
Net Loss before income taxes	$(115,003)	$(99,618)	$(329,378)	$(290,574)
Income tax benefit	1,243	—	1,720	—
Net Loss	$(113,760)	$(99,618)	$(327,658)	$(290,574)
Net Loss Per Share of Common Stock, Basic and Diluted	$(0.46)	$(0.63)	$(1.44)	$(1.85)
Weighted Average Shares of Common Stock Outstanding, Basic and Diluted	245,817	157,817	228,115	157,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Loss	$(113,760)	$(99,618)	$(327,658)	$(290,574)
Other comprehensive loss:
Unrealized gain/(loss) on investments	18	659	912	(1,437)
Foreign currency translation adjustment	(9,440)	—	(9,107)	—
Comprehensive Loss	$(123,182)	$(98,959)	$(335,853)	$(292,011)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended September 30, 2023 and 2022

(unaudited; in thousands, except share information)

	Series A		Series B
	Convertible		Convertible				Additional	Accumulated Other		Total
	Preferred Sock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - June 30, 2023	194	$—	2,842,158	$3	224,688,434	$9	$2,360,468	$325	$(1,782,236)	$578,569
Stock-based compensation expense	—	—	—	—	—	—	15,821	—	—	15,821
Vesting of restricted shares issued for services	—	—	—	—	195,243	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(49,998)	—	(379)	—	—	(379)
Common stock sold in public and/or at the market offerings, net of offering costs	—	—	—	—	31,000,000	2	203,177	—	—	203,179
Unrealized gain on investments	—	—	—	—	—	—	—	18	—	18
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	(9,440)	—	(9,440)
Net loss	—	—	—	—	—	—	—	—	(113,760)	(113,760)
Balance - September 30, 2023	194	$—	2,842,158	$3	255,833,679	$11	$2,579,087	$(9,097)	$(1,895,996)	$674,008

Balance - June 30, 2022	194	$—	2,842,158	$3	157,800,581	$7	$1,838,778	$(2,697)	$(1,363,401)	$472,690
Stock-based compensation expense	—	—	—	—	—	—	19,780	—	—	19,780
Common stock issued upon exercise of stock options	—	—	—	—	40,000	—	225	—	—	225
Unrealized loss on short-term investments	—	—	—	—		—	—	659	—	659
Net loss	—	—	—	—	—	—	—	—	(99,618)	(99,618)
Balance - September 30, 2022	194	$—	2,842,158	$3	157,840,581	$7	$1,858,783	$(2,038)	$(1,463,019)	$393,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC

Condensed Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2023 and 2022

(unaudited; in thousands, except share information)

	Series A		Series B
	Convertible		Convertible				Additional	Accumulated Other		Total
	Preferred Sock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - December 31, 2022	194	$—	2,842,158	$3	187,812,072	$8	$2,068,867	$(902)	$(1,568,338)	$499,638
Stock-based compensation expense	—	—	—	—	—	—	48,226	—	—	48,226
Vesting of restricted stock shares issued for services	—	—	—	—	1,112,864	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(405,539)	—	(2,609)	—	—	(2,609)
Common stock issued upon purchase through employee stock purchase plan	—	—	—	—	226,196	—	1,271	—	—	1,271
Common stock issued upon exercise of stock options	—	—	—	—	7,860	—	55	—	—	55
Common stock sold in public and/or at the market offerings, net of offering costs	—	—	—	—	67,080,226	3	463,277	—	—	463,280
Unrealized loss on investments	—	—	—	—	—	—	—	912	—	912
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	(9,107)	—	(9,107)
Net loss	—	—	—	—	—	—	—	—	(327,658)	(327,658)
Balance - September 30, 2023	194	$—	2,842,158	$3	255,833,679	$11	$2,579,087	$(9,097)	$(1,895,996)	$674,008

Balance - December 31, 2021	194	$—	2,842,158	$3	157,004,742	$7	$1,794,695	$(601)	$(1,172,445)	$621,659
Stock-based compensation expense	—	—	—	—	—	—	64,513	—	—	64,513
Common stock issued upon purchase through employee stock purchase plan	—	—	—	—	80,203	—	582	—	—	582
Vesting of restricted shares issued for services	—	—	—	—	898,392	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(346,335)	—	(2,649)	—	—	(2,649)
Common stock issued upon exercise of stock options	—	—	—	—	203,579	—	1,642	—	—	1,642
Unrealized loss on investments	—	—	—	—	—	—	—	(1,437)	—	(1,437)
Net loss	—	—	—	—	—	—	—	—	(290,574)	(290,574)
Balance - September 30, 2022	194	$—	2,842,158	$3	157,840,581	$7	$1,858,783	$(2,038)	$(1,463,019)	$393,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(327,658)	$(290,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	48,226	64,513
Unrealized exchange gains	176	—
Amortization of intangible assets	5,939	—
Amortization of right-of-use assets	8,855	8,932
Depreciation and amortization of property and equipment	8,619	6,496
Deferred tax benefit	(1,720)	—
Accretion of discounts and premiums on investments	(1,878)	1,128
Loss on write-off of fixed assets	—	314
Changes in assets and liabilities:
Prepaid expenses, other assets and long-term assets	(4,914)	(4,976)
Inventory	(9,195)	—
Operating lease liabilities	(8,074)	366
Accounts payable	(6,595)	4,327
Accrued expenses and other liabilities	10,369	(5,612)
Net cash used in operating activities	(277,850)	(215,086)

Cash Flows from Investing Activities
Maturities of investments	247,583	423,586
Purchase of investments	(98,333)	(150,189)
Cash paid for acquisition, net of cash acquired	(212,886)	—
Purchase of property and equipment	(18,761)	(17,403)
Net cash (used in) provided by investing activities	(82,397)	255,994

Cash Flows from Financing Activities
Tax payments related to shares withheld for vested restricted stock units	(2,609)	(2,649)
Proceeds from the issuance of common stock under employee stock purchase plan	1,271	582
Proceeds from the issuance of common stock upon exercise of options	55	1,642
Proceeds from the issuance of common stock, net	463,280	—
Net cash provided by (used in) financing activities	461,997	(425)
Effect of exchange rate changes	(5,761)	—
Net increase in cash, cash equivalents and restricted cash	95,989	40,483
Cash, Cash Equivalents and Restricted Cash Beginning of Period	238,161	84,313
Cash, Cash Equivalents and Restricted Cash End of Period	$334,150	$124,796

Supplemental disclosure of non-cash investing and financing activities:
Fair value of net assets acquired	$222,637	$—
Net unrealized gain (loss) on investments	912	(1,437)
Acquisition of property and equipment included in accounts payable and accrued expenses	3,752	1,626
Accrued capitalized acquisition costs	63	—
Lease liabilities arising from obtaining right-of-use asset from new leases	177	553
Lease liabilities arising from obtaining right-of-use asset from lease modifications	1,929	7,664

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

The Company is currently conducting clinical trials to investigate multiple TIL therapies for multiple indications, including its lead product candidate, lifileucel, for advanced, or metastatic or unresectable, melanoma. The Company completed a rolling Biologics License Application (“BLA”) submission to the U.S. Food and Drug Administration (the “FDA”) for lifileucel for patients with advanced melanoma in March 2023, and the FDA accepted its BLA and granted lifileucel Priority Review in May 2023. The FDA originally assigned November 25, 2023 as the target action date for a decision under the Prescription Drug User Free Act (“PDUFA”); the target action date was recently updated by the FDA to February 24, 2024. The Company is also pursuing registrational strategies for lifileucel in advanced cervical cancer and for its TIL therapy LN-145 in metastatic non-small cell lung cancer (“NSCLC”). In addition, the Company is investigating next generation approaches to optimize TIL products, manufacturing processes and treatment regimens, including a first-in-human clinical trial of its lead genetically modified TIL therapy, IOV-4001. The Company is also exploring a shorter manufacturing process, tumor tissue procurement via core biopsy, additional genetically modified TIL therapies including multiple immune checkpoint gene edits, and cytokine-tethered TIL therapies, as well as a novel IL-2 analog, designated IOV-3001, as potential avenues to improve efficacy, manufacturing timelines, sample collection and supportive treatments involved in the overall TIL therapy process and treatment regimen.

Basis of Presentation of Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company's financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2023 or for any other period. The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2023. These interim financial statements should be read in conjunction with that report. The reporting currency of the Company is U.S. dollars. The functional currency for most of its foreign subsidiaries is their local currency.

Liquidity

The Company is currently engaged in the development of therapeutics to fight solid tumor cancers. With the completion of the rolling BLA submission for lifileucel for advanced melanoma in March 2023, the Company expects to generate revenue from the sale of its product lifileucel, if the BLA is approved. Furthermore, upon the completion of the closing of the acquisition of the worldwide rights to Proleukin® (as discussed below in Note 4 - Proleukin® Acquisition) in the second quarter of 2023, the Company generated revenue from the sales of Proleukin® during the three and nine months ended September 30, 2023. However, such revenues for Proleukin® and lifileucel may not be material during the 12 months from the date these condensed consolidated financial statements are issued. The Company has incurred a net loss of $327.7 million for the nine months ended September 30, 2023 and used $277.9 million of cash in its operating activities during the nine months ended September 30, 2023. As of September 30, 2023, the Company

had $427.8 million in cash, cash equivalents, investments, and restricted cash ($267.7 million of cash and cash equivalents, $93.7 million in short-term investments and $66.4 million in restricted cash).

The Company expects to continue to incur significant expenses to support its preparations for the commercialization and launch of lifileucel (if approved), including continuing to prepare the Iovance Cell Therapy Center (the “iCTC”), its manufacturing facility in Philadelphia, to support the Company’s ongoing and planned clinical programs, including its NSCLC registration directed study and its frontline advanced melanoma Phase 3 confirmatory trial, TILVANCE-301, to expand the combination of TIL and immune checkpoint inhibitors (“ICI’s”) in ICI naïve patient cohorts, and to support Proleukin® integration activities during 2023 and beyond. Based on the funds the Company has available as of the date these condensed consolidated financial statements are issued, the Company believes that it has sufficient capital to fund its anticipated operating expenses and capital expenditures as planned for at least the next twelve months from the date these condensed consolidated financial statements are issued.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents, and Investments

The Company’s cash and cash equivalents include short-term investments with original maturities of three months or less when purchased. The Company's investments are classified as “available-for-sale.” The Company includes these investments in current assets or non-current assets in the condensed consolidated balance sheets based on the length of maturity from the reporting date and carries them at fair value. Unrealized gains and losses on available-for-sale securities are recorded in the condensed consolidated statements of comprehensive loss. Impairment losses related to credit losses (if any) are recorded as an allowance for credit losses with an offsetting entry to Interest income, net. No impairment losses related to credit losses were recognized for the three and nine months ended September 30, 2023 and 2022. The cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in Interest income, net in the condensed consolidated statements of operations. Gains and losses on securities sold are recorded based on the specific identification method and are included in Interest income, net in the condensed consolidated statements of operations. The Company has not incurred any realized gains or losses from sales of securities to date. The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities and commercial paper, and places restrictions on maturities and concentration by type and issuer, except for securities issued by the U.S. government.

Restricted Cash

The Company maintains a required minimum balance in a segregated bank account in connection with its letters of credit for which amounts are restricted as to their use by the Company. Currently, the Company’s letters of credit are primarily comprised of one for the benefit of the landlord for the iCTC used as a security deposit for the lease in the amount $5.45 million and one for $0.6 million for the benefit of the landlord for the Company’s current headquarters’ lease (See Note 12 - Leases), as well as one for $60.0 million, for the future milestone payment as required by the terms of the Option Agreement for the Proleukin® acquisition (See Note 4 – Proleukin® Acquisition). The letter of credit for $5.45 million originally expired on May 28, 2020, however, it automatically extends for additional one-year periods, without written agreement, to May 28 in each succeeding calendar year, through at least 60 days after the lease expiration date. Further, on the expiration of the seventh year of the lease, and each anniversary date thereafter, the letter of credit may be decreased by $1.0 million with a minimum security deposit of $1.5 million maintained through the end of the lease term. The letter of credit with the landlord for the Company’s current headquarters’ lease expires on February 1, 2032, however, it will be automatically extended, without written agreement, for one-year periods to February in each succeeding calendar year. The letter of credit for the $60.0 million expires on May 5, 2024, however, it will be automatically extended, without written agreement, for one-year periods to May in each succeeding calendar year and the final expiration date will be July 20, 2026. Furthermore, the letter of credit will not be automatically extended if a thirty-day written notice is provided prior to the annual extension. As of

September 30, 2023 and December 31, 2022, Restricted cash totaled $66.4 million and $6.4 million, respectively, in the Company’s condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash, reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30,
	2023	2022
Cash and cash equivalents	$267,720	$118,366
Restricted cash	66,430	6,430
Total cash, cash equivalents and restricted cash	$334,150	$124,796

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

Deferred tax liabilities arising from basis differences in assets acquired are calculated using the simultaneous equations method under ASC 740, Income Taxes (“ASC 740”), and based on the effective tax rate. The resulting deferred tax liability is recorded in the condensed consolidated balance sheet as of September 30, 2023.

Contingent consideration in the scope of ASC Topic 815, Derivatives and Hedging (“ASC 815”), is included in the cost of the asset acquisition at its acquisition date fair value. Contingent consideration in the scope of ASC Topic 450, Contingencies (ASC “450”), is recognized when it is both probable and reasonably estimable.

Inventory and Cost of Sales

Inventory is stated at the lower of cost or net realizable value. Cost includes amounts related to materials, labor and overhead. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Inventories presented in the condensed consolidated balance sheet as of September 30, 2023 pertain solely to Proleukin® and include a step-up of the fair value of inventories as a result of the acquisition of the worldwide rights to Proleukin®. Inventoriable costs incurred such as manufacturing costs for the Company’s product candidates, including lifileucel, are expensed as incurred as research and development expenses prior to regulatory approval. If and when regulatory approval of a product is obtained and the approved product is commercially launched, the Company will begin capitalizing manufacturing costs related to the approved product into inventory.

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

The Company reviews intangible assets for impairment at least annually and whenever events or changes in circumstances have occurred which could indicate that the carrying value of the assets are not recoverable. If such indicators are present, the Company assesses the recoverability of affected assets by determining if the carrying value of the assets is less than the sum of the undiscounted future cash flows of the assets. If the assets are found to not be recoverable, the Company measures the amount of impairment by comparing the carrying value of the assets to their fair values. The Company determined that no indicators of impairment existed as of September 30, 2023.

Leases

The Company determines if an arrangement includes a lease at inception and thereafter, if modified. Operating leases are included in its condensed consolidated balance sheets as Operating lease right-of-use assets and Operating lease liabilities as of September 30, 2023 and December 31, 2022. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date or modification date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses an estimated incremental borrowing rate that is applicable to the Company based on the information available at the later of the lease commencement or modification date.

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

Subsequent to the closing of the acquisition of Proleukin® in May 2023, the Company began to sell Proleukin® in licensed markets outside of the U.S. To date, there have been no product sales from Proleukin® in the U.S. market. Product sales for the three and nine months ended September 30, 2023 were $0.5 million and $0.7 million, respectively. Reserves for variable consideration for the market outside of the U.S. were immaterial.

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

Diluted net loss per share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding and the dilutive common stock equivalents outstanding during the period. The Company’s potentially dilutive common stock equivalent shares, which include incremental shares of common stock issuable upon (i) the exercise of outstanding stock options, (ii) purchases though the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), (iii) vesting of restricted stock units, and (iv) conversion of preferred stock, are only included in the calculation of diluted net loss per share when their effect is dilutive.

As of September 30, 2023 and 2022, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive:

	September 30,
	2023	2022
Stock options	19,274,301	14,859,674
Employee Stock Purchase Plan	225,110	182,986
Restricted stock units	3,788,605	2,454,783
Series A Convertible Preferred Stock*	97,000	97,000
Series B Convertible Preferred Stock*	2,842,158	2,842,158
	26,227,174	20,436,601

* on an as-converted basis. (See Note 10 – Stockholders’ Equity)

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

Recent Accounting Standards

There were no applicable recently issued accounting standards nor did we adopt any new accounting standards during either the three or nine months ended September 30, 2023.

NOTE 3. CASH EQUIVALENTS, INVESTMENTS AND RECURRING FAIR VALUE MEASUREMENTS

The amortized cost and fair value of cash equivalents and investments as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of September 30, 2023	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$112,633	$10	$—	$112,643
Money market funds	103,361	—	—	103,361
Total investments	$215,994	$10	$—	$216,004

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2022	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$118,570	$—	$(850)	$117,720
U.S. government agency securities	11,272	—	(7)	11,265
Corporate securities	7,230	—	—	7,230
Commercial paper	148,299	8	(53)	148,254
Money market funds	88,001	—	—	88,001
Total investments	$373,372	$8	$(910)	$372,470

The fair value of cash equivalents and investments as of September 30, 2023 and December 31, 2022 are classified as follows in the Company’s condensed consolidated balance sheets (in thousands):

	September 30,	December 31,
Classified as:	2023	2022
Cash equivalents	$122,350	$132,356
Short-term investments	93,654	240,114
Total investments	$216,004	$372,470

Cash equivalents in the tables above exclude cash demand deposits of $145.4 million and $99.4 million as of September 30, 2023 and December 31, 2022, respectively. Unrealized gains and losses are included in Accumulated Other Comprehensive Income (Loss), and as of September 30, 2023 and December 31, 2022 no unrealized losses on available-for-sale securities have resulted from credit risk. All available-for-sale securities held as of September 30, 2023 and December 31, 2022 had contractual maturities of less than one year. No unrealized losses on available-for-sale securities have been in a continuous unrealized loss position for more than 12 months, as of the periods presented. To date, the Company has not recorded any impairment charges on its marketable securities.

Recurring Fair Value Measurements

As of September 30, 2023 and December 31, 2022, the fair value of the Company’s financial assets that are measured at fair value on a recurring basis, which consist of cash equivalents and short-term and long-term investments classified as available-for-sale securities, are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of September 30, 2023
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$112,643	$—	$—	$112,643
Money market funds	103,361	—	—	103,361
Total	$216,004	$—	$—	$216,004

	Assets at Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$117,720	$—	$—	$117,720
U.S. government agency securities	—	11,265	—	11,265
Corporate securities	—	7,230	—	7,230
Commercial paper	—	148,254	—	148,254
Money market funds	88,001	—	—	88,001
Total	$205,721	$166,749	$—	$372,470

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

The $222.7 million of total cost of the Acquisition consisted of (i) a $210.2 million of cash payment to Clinigen and (ii) $12.5 million of direct transaction costs incurred by the Company. The Option Agreement additionally provides for contingent cash payments consisting of (i) a milestone payment of £41.7 million, or approximately $50.0 million, upon first approval of lifileucel in advanced melanoma, (ii) deferred consideration based on double digit rates on global net sales (as defined in the Option Agreement) payable from the Company to the sellers following the completion of the Acquisition over a deferred consideration term of twelve years, and (iii) after the deferred consideration term, earnout payments payable from the Company to sellers following the completion of the transaction if deferred consideration payments are equal or greater than the deferred consideration amount provided for in the Option Agreement. These contingent payments were determined to be within the scope of ASC 450 and will be recognized when they are both probable and estimable. The recognition criteria have not been met as of the acquisition date or as of September 30, 2023.

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

NOTE 5. INTANGIBLE ASSETS, NET

The gross carrying amounts and net book value of intangible assets as of September 30, 2023 are as follows (in thousands):

	September 30, 2023
	Gross carrying amounts	Accumulated amortization	Intangible assets, net
Intangible assets:
Developed technology	$228,712	$(5,650)	$223,062
Assembled workforce	625	(77)	548
Total Intangible Assets	$229,337	$(5,727)	$223,610
* Amounts are translated using the foreign exchange rate as of 9/30/2023.

The Company recognized amortization expense of $4.0 million and $5.9 million, respectively, during the three and nine months ended September 30, 2023. Amortization expense for the developed technology and assembled workforce is recorded in Cost of Sales and Selling, General and Administrative expense, respectively, in the condensed consolidated statement of operations for the three and nine months ended September 30, 2023. There was no such expense recorded in the three and nine months ended September 30, 2022.

The total estimated amortization of the Company’s intangible assets for the remaining three months ending December 31, 2023, and the years ending December 31, 2024, 2025, 2026, 2027 and 2028 are $3.9 million, $15.5 million, $15.5 million, $15.4 million, $15.2 million and $15.2 million, respectively.

NOTE 6. INVENTORY

Inventory presented in the condensed consolidated balance sheet as of September 30, 2023 pertains solely to Proleukin®. Inventory classified as work in process are unlabeled vials of Proleukin®.

As of September 30, 2023 and December 31, 2022, inventory consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Work in process	$4,302	$—
Finished goods	4,893	—
Total inventory	$9,195	$—

NOTE 7. REVENUE

Product sales for the three and nine months ended September 30, 2023 was $0.5 million, and $0.7 million, respectively, and represented sales of Proleukin® made in licensed markets outside of the U.S. To date, there have been no product sales from Proleukin® in the U.S. market.

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Leasehold improvements	$76,751	$74,305
Lab, process, and validation equipment	22,835	22,136
Utility equipment	5,991	5,951
Office furniture and equipment	3,404	2,927
Computer software	6,736	6,736
Computer equipment	695	695
Machinery and equipment	251	82
Construction in progress	21,707	9,118
Total property and equipment, cost	138,370	121,950
Less: Accumulated depreciation and amortization	(25,228)	(16,718)
Property and equipment, net	$113,142	$105,232

Depreciation and amortization expense for the three months ended September 30, 2023 and 2022, was $2.9 million and $2.5 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2023 and 2022, was $8.6 million and $6.5 million, respectively.

NOTE 9. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued payroll and employee related expenses	$28,820	$19,407
Clinical related	13,993	14,812
Manufacturing related	6,919	4,652
Facilities related	4,627	6,510
Legal and related services	2,285	3,015
Proleukin® acquisition related	287	—
Other accrued expenses	4,282	3,899
Total accrued expenses	$61,213	$52,295

NOTE 10. STOCKHOLDERS’ EQUITY

Common Stock

The Company’s certificate of incorporation, as amended, authorizes the issuance of up to 500,000,000 shares of the Company’s common stock, par value $0.000041666. As of September 30, 2023, 255,833,679 shares of the Company’s common stock were issued and outstanding.

Public Offering

On July 13, 2023, the Company closed an underwritten public offering of 23,000,000 shares of the Company’s common stock, which included 3,000,000 shares of common stock issued pursuant to the exercise of the option granted to the underwriters, at a public offering price of $7.50 per share, before underwriting discounts and commissions. The total estimated net proceeds to the Company from the offering, including the exercise of the option by the underwriters, were approximately $161.5 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

At the Market Offering Program

On November 18, 2022, the Company entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with Jefferies LLC (“Jefferies”). Under the terms of the 2022 Sale Agreement, the Company was able to, from time to time, at its sole discretion, issue and sell up to $500.0 million of shares of the Company’s common stock. On June 16, 2023, the Company entered into a new Open Market Sale Agreement (the “2023 Sale Agreement”), which superseded and replaced in its entirety the 2022 Sale Agreement. Under the terms of the 2023 Sale Agreement, the Company may, from time to time, in its sole discretion, issue and sell up to $450.0 million of shares of the Company’s common stock. The issuance and sale, if any, of the shares of common stock by the Company under the 2022 Sale Agreement and the 2023 Sale Agreement (together, the “Sale Agreements”) was or will be made pursuant to a prospectus supplement, dated November 18, 2022 and June 16, 2023, respectively, to the Company’s Registration Statement on Form S-3ASR, which became effective immediately upon filing with the Securities and Exchange Commission on May 27, 2020 and June 16, 2023.

Pursuant to the Sale Agreements, Jefferies may sell the shares of common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended. Jefferies will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares of common stock from time to time, based upon instructions from the Company (including any price or size limits or other customary parameters or conditions the Company may impose). The Company will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any shares of common stock sold through Jefferies under the Sale Agreements.

The Company is not obligated to make any sales of shares of common stock under the Sale Agreements. The offering of shares of common stock pursuant to the Sale Agreements will terminate upon the earlier to occur of (i) the issuance and sale, through Jefferies, of all shares of common stock subject to the Sale Agreements and (ii) termination of the Sale Agreements in accordance with its terms.

During the three months ended September 30, 2023, the Company received approximately $41.7 million in proceeds, net of offering costs, through the sale of 8,000,000 shares of common stock pursuant to the 2023 Sale Agreement at a weighted average price per share of $5.33. During the nine months ended September 30, 2023, the Company received approximately $301.7 million in proceeds, net of offering costs, through the sale of 44,080,226 shares of common stock pursuant to the Sale Agreements at a weighted average price per share of $6.99. No sales were made pursuant to the Sale Agreements during the three and nine months ended September 30, 2022.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock. As of September 30, 2023, 17,000 shares were designated as Series A Convertible Preferred Stock (“Series A Convertible Preferred Stock”) and 11,500,000 shares were designated as Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock”).

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

During the three and nine months ended September 30, 2023 and 2022, no shares of Series A Convertible Preferred Stock were converted into shares of common stock. As of September 30, 2023 and December 31, 2022, 194 shares of Series A Convertible Preferred Stock (that are convertible into 97,000 shares of common stock) remained outstanding.

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

During the three and nine months ended September 30, 2023 and 2022, no shares of Series B Convertible Preferred Stock were converted into shares of common stock. As of September 30, 2023 and December 31, 2022, 2,842,158 shares of Series B Preferred Stock (that are convertible into 2,842,158 shares of common stock) remained outstanding.

Equity Incentive Plans

The Company has multiple equity incentive plans under which it grants awards. As of September 30, 2023, there were 257,126 shares available to grant under the 2014 Equity Incentive Plan (the “2014 Plan”).

On April 22, 2018, the Company’s board of directors (the “Board”) adopted the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (as amended, the “2018 Plan”), which was approved by the Company’s stockholders in June 2018. The 2018 Plan as approved initially authorized the issuance up to an aggregate of 6,000,000 shares of common stock in the form of incentive (qualified) stock options, non-qualified options, common stock, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards or any combination of the foregoing. On June 8, 2020, the Company's stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 6,000,000 to 14,000,000 shares, which became effective immediately. On June 10, 2022, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 14,000,000 to 20,700,000 shares, which became effective immediately. On June 6, 2023, the Company’s stockholders approved an amendment to the 2018 plan to increase the number of shares available for issuance under the 2018 plan from 20,700,000 to 29,700,000, which became effective immediately. As of September 30, 2023, 9,297,329 shares of common stock were available for grant under the 2018 Plan.

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

In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, equity awards under the 2021 Inducement Plan may only be made to an employee if such employee is granted such equity awards in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. In addition, awards under the 2021 Inducement Plan may only be made to employees who have not previously been an employee or member of the Board (or any parent or subsidiary of the Company) or following a bona fide period of non-employment of the employee by the Company (or a parent or subsidiary of the Company). As of September 30, 2023, 429,763 shares of common stock were available for grant under the 2021 Inducement Plan.

Stock Options

A summary of the stock option activity during the nine months ended September 30, 2023, is presented in the following table:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contract	Value
	Options	Price	Life
Outstanding at December 31, 2022	15,240,197	$22.45
Issued	5,227,245	7.10
Exercised	(7,860)	6.97
Expired/Cancelled	(1,185,281)	17.66
Outstanding at September 30, 2023	19,274,301	$18.59	7.12	$—
Ending vested and expected to vest at September 30, 2023	19,274,301	$18.59	7.12	$—
Options exercisable at September 30, 2023	11,662,634	$23.37	5.89	$—

As of September 30, 2023, there was $44.1 million of total unrecognized compensation expense related to the options that is expected to be recognized over a weighted average period of 1.96 years.

The weighted average grant date fair value for employee options granted under the Company’s stock option plans during the nine months ended September 30, 2023 and 2022 was $4.95 and $8.78 per option, respectively.

The aggregate intrinsic value in the table above reflects the total pre-tax intrinsic value (calculated as the difference between the Company’s closing stock price on the last trading day of the quarter ended September 30, 2023 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2023. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

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

The compensation expense related to the 2020 ESPP for the three and nine months ended September 30, 2023 was $0.3 million and $0.9 million, respectively. The compensation expense related to the 2020 ESPP for the three and nine months ended September 30, 2022 was $0.4 million and $0.9 million, respectively. As of September 30, 2023, 583,045 shares have been issued to date under the 2020 ESPP and there was $0.3 million of unrecognized compensation cost associated with the 2020 ESPP, which is expected to be recognized over the remaining 2.3 months.

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

Activity for RSUs and PRSUs during the nine months ended September 30, 2023 is presented in the following table:

		Weighted
	Number	Average
	of	Grant Date
	RSUs and PRSUs	Fair Value
Outstanding as of December 31, 2022	2,436,764	$14.74
Granted	2,729,348	7.19
Vested/Released	(1,112,864)	16.29
Canceled/Forfeited	(264,643)	9.58
Outstanding as of September 30, 2023	3,788,605	$9.21
Ending vested and expected to vest at September 30, 2023	3,788,605	$9.21

As of September 30, 2023 there was $25.4 million of unrecognized stock-based compensation expense associated with unvested RSU and PRSUs, which the Company expects to recognize over a remaining weighted-average period of 1.89 years. The aggregate intrinsic value of the unvested RSUs and PRSUs outstanding as of September 30, 2023 was $17.2 million.

Stock-Based Compensation

Total stock-based compensation expense related to all of the Company’s stock-based awards was recorded on the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Research and development	$8,787	$11,272	$27,036	$38,863
Selling, general and administrative	7,034	8,508	21,190	25,650
Total stock-based compensation expense	$15,821	$19,780	$48,226	$64,513

Total stock-based compensation expense by type of award was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Stock option expense	$11,392	$14,270	$34,987	$44,267
Restricted stock expense	4,088	5,100	12,291	19,346
ESPP expense	341	410	948	900
Total stock-based compensation expense	$15,821	$19,780	$48,226	$64,513

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

Pursuant to the terms of the CRADA, as amended, the Company is required to make quarterly payments of $0.5 million to the NCI for support of research activities. To the extent the Company licenses patent rights relating to a TIL-based product candidate, the Company will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, the Company may be required to supply certain test articles, including TIL, grown and processed under Current Good Manufacturing Practice (“cGMP”) conditions, suitable for use in clinical trials. The extended CRADA has a three-year term expiring in August 2024. The Company or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. The Company recorded costs associated with the CRADA of $0.5 million for each of the three months ended September 30, 2023 and 2022, respectively, and $1.5 million for each of the nine months ended September 30, 2023 and 2022, as research and development expenses.

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

The Second Amended and Restated Patent License Agreement requires the Company to pay royalties based on a percentage of net sales in jurisdictions where patent rights exist, which percentage can fall into a tier that may be less than one percent to mid-single digits depending upon certain factors, including the exclusivity of the rights, and the Company expects lower overall royalty payments as a result. The Company also agreed to potential milestone payments on the achievement of certain clinical, regulatory, and commercial sales milestones for each of the indications and other direct costs incurred by the NIH pursuant to the Second Amended and Restated Patent License Agreement. The Company anticipates making payments that could range from several hundred thousand dollars to the mid-single-digit millions of dollars in conjunction with certain development milestones, the approval of a BLA or its foreign equivalent, or the first U.S. and foreign commercial sales of any of its product candidates covered by the Second Amended and Restated Patent License Agreement. The term of the Second Amended and Restated Patent License Agreement continues until the expiry of the last-to-expire patent rights licensed thereunder, and the agreement contains standard termination provisions. The Company recorded milestone costs associated with the Second Amended and Restated Patent License Agreement, specifically for the completion of the first licensee-sponsored Phase 2 trial, of $0.6 million for the three and nine months ended September 30, 2023. No expenses were recorded for the same periods in 2022.

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

H. Lee Moffitt Cancer Center

Research Collaboration and Clinical Grant Agreements with Moffitt

In June 2020, the Company entered into a Sponsored Research Agreement with the H. Lee Moffitt Cancer Center (“Moffitt”), with a term that ends either upon completion of the research thereunder or on July 1, 2022, whichever is sooner. In August 2023, this agreement was extended until September 2023, at which point it expired; however, the Company is in the process of negotiating a twelve-month extension of the Sponsored Research Agreement. The Company recorded a de minimus amount of costs associated with this agreement and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and $0.2 million and $0.5 million for each of the nine months ended September 30, 2023 and 2022, respectively, as research and development costs.

In December 2016, the Company entered into a clinical grant agreement with Moffitt to support an ongoing clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with metastatic melanoma. In June 2017, the Company entered into a second clinical grant agreement with Moffitt to support a new clinical trial at Moffitt that combines TIL therapy with nivolumab for the treatment of patients with non-small cell lung cancer, under which the Company obtained a non-exclusive, royalty-free license to any new Moffitt inventions made in the performance of the agreement. Under both clinical grant agreements with Moffit, the Company has non-exclusive rights to clinical data arising from the respective clinical trials. The Company recorded costs associated with this agreement of $0 and a de minimus amount for the three months ended September 30, 2023 and 2022, respectively, and $0 and $0.1 million for the nine months ended September 30, 2023 and 2022, respectively, in connection with the research collaboration and clinical grant agreements with Moffitt.

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

Pursuant to the First Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million which was recorded as research and development expense. In 2022, the Company paid a patent issuance fee that was payable under the First Moffitt License upon the issuance of the first U.S. patent covering the subject technology. In addition, the Company agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales (which percentage is in the low single digits) and sublicensing payments, as applicable, and annual minimum royalties beginning with the first sale of products based on the licensed technologies, which minimum royalties will be credited against the percentage royalty payments otherwise payable in that year. The Company will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the First Moffitt License related to the treatment of any cancers in the U.S., Europe, and Japan and in other countries designated by the Company in agreement with Moffitt. No expenses were recorded for the First Moffitt License for the three and nine months ended September 30, 2023 and 2022.

The Company entered into a second license agreement with Moffitt effective as of May 7, 2018 (the “Second Moffitt License”), under which the Company received a license to Moffitt’s rights to patent-pending technologies related to the use of 4-1BB agonists in conjunction with TIL manufacturing processes and therapies. Pursuant to the Second Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million in 2018. An annual license maintenance fee is also payable commencing on the first anniversary of the effective date. The Company agreed to pay an annual commercial use payment for each indication for which a first sale has occurred, which in the aggregate amounts to up to $0.4 million a year. The Company recorded expense of a de minimis amount for each of the three months ended September 30, 2023 and 2022, respectively, and $0.1 million for each of the nine months ended September 30, 2023 and 2022, respectively, as research and development expenses in connection with this agreement.

The Company subsequently exercised an option to exclusively license Moffitt’s rights to patent pending technologies related to the use of tumor digests in conjunction with TIL manufacturing processes and therapies and entered into an amended and restated Second Moffitt License in October 2021 (the “Amended & Restated Second Moffit License”), to include these rights. Pursuant to the Amended & Restated Second Moffitt License, the Company paid an upfront licensing fee in the amount of $0.2 million in 2021, which was recorded as research and development expense. In addition, the Company agreed to pay an annual commercial use payment for each indication for which a first sale has occurred for products relating to the use of 4-1BB antagonists covered by the license and an additional annual commercial use payment for each indication for which a first sale has occurred for products relating to the use of tumor digests covered by the license. No expenses were recorded for the nine months ended September 30, 2023 and 2022, respectively, associated with this agreement.

The University of Texas M.D. Anderson Cancer Center

Strategic Alliance Agreement

On April 17, 2017, the Company entered into a Strategic Alliance Agreement (the “SAA”) with The University of Texas M.D. Anderson Cancer Center (“MDACC”) under which the Company and MDACC agreed to conduct clinical and preclinical research studies. The Company agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA, of which approximately $5.3 million has been funded cumulatively through September 30, 2023, and has been recorded as research and development expense. In return, the Company acquired all rights to inventions resulting from the studies and has been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of MDACC reasonably necessary to exploit, including the commercialization thereof. The Company has also been granted certain rights in clinical data generated by MDACC outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt by the Company of all deliverables due from MDACC thereunder. No expenses and $0.1 million were recorded for the three months ended September 30, 2023 and 2022, respectively. No expenses and $0.1 million were recorded for the nine months ended September 30, 2023 and 2022, respectively, as research and development expenses associated with this agreement.

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

Second WuXi Manufacturing and Services Agreement

In October 2022, the Company’s subsidiary Iovance Biotherapeutics Manufacturing LLC entered into an additional three-year manufacturing and services agreement (the “Second WuXi MSA”) with WuXi and its parent company WuXi Apptec, Co, Ltd pursuant to which WuXi agreed to provide commercial and clinical manufacturing services and related testing services. Under the Second WuXi MSA, the Company entered into a statement of work for the two cGMP manufacturing suites to be operated by WuXi for the Company. Both suites are expected to be capable of being used for the commercial and clinical manufacture of the Company’s products. The Second WuXi MSA and its related statement of work will supersede the statements of work under the First WuXi MSA with respect to commercial and clinical manufacturing and the two manufacturing suites. Certain other statements of work for related services will also be covered by the Second WuXi MSA. The First WuXi MSA will continue to address development services provided by WuXi to the Company. Prior to regulatory approval, or if the Company experiences a material adverse event, the Company may unilaterally terminate the statement of work for commercial and clinical manufacturing under the Second WuXi MSA at any time by providing written notice of at least 120 days. Post regulatory approval, the Company may unilaterally terminate the statement of work for commercial and clinical manufacturing with written notice of 15 month in year 1 of the term, written notice of 9 months in year 2 of the term, and written notice of 6 months in year 3 of the term. If WuXi fails a Pre-Licensing Inspection and does not address any related issues within 90 days of receipt of the FDA response letter, the Company may either terminate the statement of work for commercial and clinical manufacturing under the Second WuXi MSA immediately or shorten the term of this statement of work to June 30, 2024. The Company recorded costs associated with agreements with WuXi of $4.0 million and $3.4 million for the three months ended September 30, 2023 and 2022, respectively, and $12.7 million and $10.6 million for the nine months ended September 30, 2023 and 2022, respectively, as research and development expenses.

Cellectis S.A.

On December 31, 2019, the Company entered into a research collaboration and exclusive worldwide license agreement whereby the Company will license gene-editing technology from Cellectis S.A. (“Cellectis”), a clinical-stage biopharmaceutical company, to develop TIL therapies that have been genetically edited using TALEN ® technology, including a PD-1 inactivated product that the Company refers to as IOV-4001. Financial terms of the license include annual license payments and development, regulatory and sales milestone payments from the Company to Cellectis, as well as royalty payments based on net sales of TALEN®-modified TIL products. The Company recorded costs associated with the license agreement with Cellectis of $0.1 million for each of the three months ended September 30, 2023 and 2022, respectively, and $0.3 million for each of the nine months ended September 30, 2023 and 2022, respectively, as research and development expense.

Novartis Pharma AG and Related Entities

On January 9, 2020, the Company obtained a license from Novartis Pharma AG (“Novartis”) to develop and commercialize an antibody cytokine engrafted protein, which the Company refers to as IOV-3001. Under the agreement, the Company has paid an upfront payment to Novartis and may pay future milestones related to initiation of patient dosing in various phases of clinical development for IOV-3001 and approval of the product in the U.S, EU, and Japan. Novartis is also entitled to low-to-mid single digit percentage royalties from commercial sales of the product. The Company recorded costs associated with the license agreement from Novartis of $10.0 million as research and development expense during for the year ended December 31, 2020. No expenses were recorded for both the three and nine months ended September 30, 2023 and 2022.

On May 18, 2023, as part of the completion of the Acquisition, the Company inherited two historical asset purchase agreements, one historical master cell bank license and working cell bank transfer agreement and one historical license agreement from Clinigen with Novartis AG, Novartis Pharma AG and Novartis Vaccines and Diagnostics, Inc. pursuant to which, among other things, the Company may be required to make future milestone payments based on net sales (as defined in the relevant underlying agreements) in the United States and the rest of world, which includes any and all sales outside of the United States. The maximum amount of these milestone payments payable under these agreements is $30.0 million upon reaching several certain net sales amounts in the United States and $15.0 million upon reaching several certain net sales amounts in the rest of the world, of which 25% of each milestone payment will be reimbursed by Clinigen by deduction from the deferred consideration due under the Option Agreement in the period such milestone payment is made. To date, the net sales milestones have not been achieved, and, therefore, no payments were made under these agreements for both the three and nine months ended September 30, 2023 and 2022.

Boehringer Ingelheim Biopharmaceuticals GmbH

On May 18, 2023 as part of the completion of the Acquisition, the Company inherited a manufacturing and supply agreement from Clinigen with Boehringer Ingelheim Biopharmaceuticals GmbH (“BI”) pursuant to which BI will carry out the processing, manufacturing and supply of Proleukin® in unlabeled vials. The term of this agreement is through October 2025, with automatic renewals for a period of two years unless terminated as permitted by the contract. Under this agreement, the Company must purchase a minimum number of vials each year at fixed prices determined by vial batch size. No inventory was purchased or material expense was recorded under this agreement for both the three and nine months ended September 30, 2023 and 2022. The total estimated purchase obligations under this agreement for the remaining three months in the year ending December 31, 2023, and the years ending December 31, 2024, 2025, 2026 and 2027, are $6.6 million, $9.2 million, $5.9 million, $5.9 million, and $5.9 million, respectively.

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

Manufacturing Contracts

The Company uses contract manufacturing organizations (collectively, the “CMOs” and each a “CMO”) to manufacture and supply TILs for clinical and commercial purposes. The CMO contractual obligations consist of the use of manufacturing facilities and minimum fixed commitment fees, such as personnel, general support fees, and minimum production or material fees. In addition to the minimum fixed commitment fees, the CMO contractual obligations include variable costs such as production and material costs in excess of the minimum quantity specified in each CMO agreement. During the term of each CMO agreement, the Company has access to and control of the use of a dedicated suite in each of the CMOs’ facilities for manufacturing activities. The contracts with CMOs generally contain embedded operating leases based on the fact that the suites are used for the Company’s production are implicitly identified, are used exclusively by the Company during the contractual term of the arrangements, and the CMOs have no substantive contractual rights to substitute the facilities used by the Company.

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

The balance sheet classification of the Company’s right-of-use asset and lease liabilities was as follows (in thousands):

	September 30,	December 31,
	2023	2022
Operating lease right-of-use assets	$66,265	$73,015
Operating lease liabilities
Current portion included in current liabilities	10,468	12,587
Long-term portion included in non-current liabilities	68,009	71,859
Total operating lease liabilities	$78,477	$84,446

The following table summarizes components of lease expenses, which were included in Total costs and expenses in the Company’s condensed consolidated statements of operations, and other information related to its operating leases as follows (in thousands except weighted-average remaining lease terms and discount rates):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating lease cost	$4,439	$4,169	$13,483	$13,123
Variable lease cost	1,730	1,666	5,731	3,882
Short-term lease cost	68	38	222	115
Total lease cost	$6,237	$5,873	$19,436	$17,120

Other information
Cash paid for amounts included in the measurement of lease liabilities included in cash flows from operations	$4,307	$3,188	$12,703	$10,261
Tenant improvement allowance received for amounts included in the measurement of lease liabilities included in cash flows from operations	$—	$1,232	—	6,432
Right-of-use assets obtained from entering new leases	$—	$—	$177	$553
Increase in right-of-use assets from lease modifications	$1,580	$171	$1,929	$7,664
Weighted-average remaining lease terms (years)			12.84	13.98
Weighted-average discount rates			7.5%	7.3%

As of September 30, 2023, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

		CMO
	Facility	embedded
Year Ending December 31,	leases	leases	Total
Remainder of 2023	$2,101	$2,960	$5,061
2024	8,579	4,361	12,940
2025	8,324	—	8,324
2026	7,989	—	7,989
2027	8,186	—	8,186
Thereafter	83,827	—	83,827
Total lease payments	$119,006	$7,321	$126,327
Less: Present value adjustment	(47,546)	(304)	(47,850)
Operating lease liabilities	$71,460	$7,017	$78,477

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

On September 27, 2019, the Solomon Plaintiffs filed a new lawsuit (through new legal counsel) (“the Second Solomon Suit”) titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Iovance Biotherapeutics, Inc., f/k/a/ Lion Biotechnologies Inc. f/k/a/ Genesis Biopharma Inc., and Manish Singh in the Supreme Court of the State of New York, County of New York (index no. 655668/2019). In the Second Solomon Suit, the Solomon Plaintiffs allege that they are third party beneficiaries of a “finder’s fee agreement” that prior management entered into with a third party unlicensed entity in 2012 in connection with seeking financing, that an agreement or understanding existed between the Company and the Solomon Plaintiffs that the Solomon Plaintiffs would be paid fees and commissions (in cash and stock) if they obtained financing for the Company, and that they directly and indirectly introduced investors to the Company who invested in the Company, or were willing to invest in the Company. Finally, the Solomon Plaintiffs allege that they were promised a license to use the Company’s technology in Israel. The Solomon Plaintiffs claim that the Company breached the foregoing understandings, promises and agreements and, as a result, they are entitled to certain damages. The Solomon Plaintiffs also allege that Manish Singh, the Company’s former Chief Executive Officer, committed fraud and took shares belonging to them. On February 18, 2020, the Company filed a removal petition and removed the Second Solomon Suit to the U.S. District Court for the Southern District of New York, where the case has been assigned case no. 1:20-cv-1391. On May 22, 2020, the Company moved to dismiss the Second Solomon Suit for lack of personal jurisdiction. On March 26, 2021, the Court denied the Company’s motion to dismiss for lack of personal jurisdiction. The Company filed a response to the complaint in the Second Solomon Suit on April 30, 2021. On May 26, 2021, the Company and Singh filed motions for judgment on the pleadings with respect to the second and third claims asserted against the Company and all claims asserted against Singh, respectively, in the Second Solomon Suit. On January 5, 2022, the Court granted the Company’s motions for judgement on the pleadings, dismissing the second and third claims against the Company and dismissing all claims against Singh. On January 4, 2023, the Court granted in part the Company’s motion for sanctions against the Solomon Plaintiffs for violating Rule 11 of the Federal Rules of Civil Procedure, in a decision and order that dismissed the Solomon Plaintiffs’ first claim against the Company, denied the Solomon Plaintiffs’ motion for leave to amend the complaint, and ordered the Solomon Plaintiffs to pay the Company’s attorneys’ fees incurred in connection with the Rule 11 motion. Following the Court’s decision and order on the Rule 11 motion, only the Solomon Plaintiffs’ fifth and sixth claims, for unjust enrichment and indemnification, respectively, remained pending against the Company. On October 26, 2023, the Court granted the Company’s motion for summary judgment and dismissed the Solomon Plaintiffs’ fifth and sixth claims. On October 27, 2023 the Court entered judgment for the Company and closed the Second Solomon Suit. The Solomon Plaintiffs have thirty days from entry of judgment, or until November 26, 2023, to file a notice of appeal.

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

The Company recorded a tax benefit of $1.2 million and $1.7 million for the three and nine months ended September 30, 2023, which resulted in effective tax rates of 1.09% and 0.52%, respectively. The effective tax rate is different from U.S. statutory rate of 21% due to the full valuation allowance against tax losses in the U.S. The income tax benefit for the periods presented primarily relates to operations in the United Kingdom and realization of related deferred taxes.

As of September 30, 2023, the Company continued to maintain its full valuation allowance against U.S. federal and state net deferred tax assets as it expected to be in a cumulative loss position and does not have sufficient positive evidence to support the realizability of its U.S. net deferred tax assets.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of September 30, 2023 and results of operations for the three and nine months ended September 30, 2023, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2022 which was filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Business” section of our Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q and other reports we file with the SEC. We use words such as “may,” “will,” “might,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “aim,” “potential,” “continue,” “ongoing,” “goal,” “forecast,” “guidance,” “outlook,” or the negative of these terms or other similar expressions to identify forward-looking statements, although not all forward-looking statements contain these words. All forward-looking statements included in this report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Iovance,” “we,” “us” and “our” refer to Iovance Biotherapeutics, Inc. and our subsidiaries.

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

Our lead product candidate, lifileucel, is being developed in advanced, or metastatic or unresectable, melanoma as well as in other indications. Lifileucel was investigated in two consecutive cohorts in a clinical trial of advanced melanoma patients post-anti-PD-1 therapy, including in a prospectively defined pivotal cohort. These patients had progressed on or after standard of care therapy, which is immune checkpoint inhibitors, or ICIs, and, targeted BRAF/MEK inhibitor therapy where appropriate. Based on the positive results of these cohorts, we completed a rolling Biologics License Application, or BLA, submission to the U.S. Food and Drug Administration, or FDA, for lifileucel in March 2023. The FDA accepted our BLA for lifileucel for patients with advanced melanoma in May 2023 and granted lifileucel Priority Review. The FDA originally assigned November 25, 2023 as the target action date for a decision under the Prescription Drug User Fee Act, or PDUFA; the target action date was subsequently updated to February 24, 2024. Our Phase 3 clinical trial of lifileucel in combination with pembrolizumab, TILVANCE-301, is intended to be registrational in frontline advanced melanoma and serve as a confirmatory clinical trial to support full approval of lifileucel monotherapy in post-anti-PD-1 advanced melanoma.

We are also pursuing registrational strategies for lifileucel in advanced cervical cancer and for our TIL therapy, LN-145, in metastatic non-small cell lung cancer, or NSCLC, including in our Phase 2 registrational clinical trial in advanced NSCLC patients, IOV-LUN-202. To continuously innovate and maintain our global leadership within the field, we are investigating next generation approaches to optimize TIL products, manufacturing processes and treatment regimens, including a first-in-human clinical trial of our lead genetically modified TIL therapy, IOV-4001. We are also exploring a shorter manufacturing process, tumor tissue procurement via core biopsy, additional genetically modified TIL therapies including multiple immune checkpoint gene edits and cytokine-tethered TIL therapies, and a novel interleukin-2, or IL-2, analog, designated IOV-3001, as potential avenues to improve efficacy, manufacturing timelines, sample collection and supportive treatments involved in the overall TIL therapy process and treatment regimen.

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

In NSCLC, we are investigating our TIL therapy, LN-145, in two clinical trials in several NSCLC patient populations with significant unmet need. IOV-LUN-202 is a registrational clinical trial of LN-145 in advanced NSCLC patients who have progressed following chemotherapy and anti-PD-1 therapy. IOV-COM-202 also includes cohorts of NSCLC patients treated with LN-145 monotherapy and combination therapy.

In July 2023, we announced that we completed a preliminary analysis of the IOV-LUN-202 trial, which included 23 NSCLC patients treated with LN-145. An objective response rate of 26.1% by RECIST v1.1 (n=6, one complete response and five partial responses) was observed, with a disease control rate of 82.6%. While still early on study, the median duration of response, or DOR, was not reached. The DOR ranges from 1.4+ months to 9.8+ months. Treatment-emergent adverse events were consistent with the underlying disease and known adverse event profiles of non-myeloablative lymphodepletion and interleukin-2. Based on the regulatory discussions and positive regulatory feedback received by the FDA, we plan to enroll a total of approximately 120 patients into the registrational IOV-LUN-202 trial. Enrollment is expected to be completed during the second half of 2024. As previously announced, we are also preparing to meet with the FDA this year to discuss a randomized confirmatory trial of LN-145 in frontline advanced NSCLC patients. This confirmatory trial in frontline advanced NSCLC is expected to be well underway at the time of a potential approval in advanced post-anti-PD-1 NSCLC.

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

Impact of COVID-19 on our Business

Operations and Liquidity

The full impact of the novel strain of coronavirus, or COVID-19, pandemic is unknown and continuously evolving. While the potential economic impact brought by and over the duration of the COVID-19 pandemic may be difficult to assess or predict, the COVID-19 pandemic has resulted in significant disruption of global financial markets, which could in the future negatively affect our liquidity. In addition, a recession or market volatility resulting from the COVID-19 pandemic could affect our business. We have taken proactive, aggressive action throughout the COVID-19 pandemic to protect the health and safety of our employees and expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees. We do not believe that the COVID-19 pandemic had a material impact on our liquidity or results of operations for the three and nine months ended September 30, 2023. Further, to date, the COVID-19 pandemic has not had significant effects on our clinical trial enrollment. Given the nature and type of our short-term investments in U.S. government securities, we do not believe that the COVID-19 pandemic will have a material impact on our current investment liquidity.

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

We review intangible assets for impairment at least annually and whenever events or changes in circumstances have occurred which could indicate that the carrying value of the assets are not recoverable. If such indicators are present, we assess the recoverability of affected assets by determining if the carrying value of the assets is less than the sum of the undiscounted future cash flows of the assets. If the assets are found to not be recoverable, we measure the amount of impairment by comparing the carrying value of the assets to their fair values. We determined that no indicators of impairment existed as of September 30, 2023.

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

Components of Results of Operations

Revenues

Subsequent to the Proleukin® acquisition in May 2023, or the Acquisition, the Company began to sell Proleukin®. Proleukin® is currently being used in multiple active studies across multiple therapeutic areas and indications and investigated alongside TIL therapies within a number of oncology indications. Proleukin® is also part of our regimens of TIL therapy, including lifileucel, and is used in our multiple clinical trials. Revenues for the three and nine months ended September 30, 2023 represents product sales of Proleukin® in licensed markets outside of the U.S. To date, there have been no product sales from Proleukin® in the U.S. market.

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

Income Tax Benefit

Income tax benefit pertains to the operations in the United Kingdom and realization of related deferred taxes.

Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022

Revenue

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
(in thousands)	2023	2022	$	%	2023	2022	$	%
Revenue - product sales	$469	$—	469	100	$707	$—	707	100

Revenue for the three and nine months ended September 30, 2023 was $0.5 million and $0.7 million, respectively, and related entirely to product sales of Proleukin® in licensed markets outside of the U.S following the completion of the acquisition of worldwide rights to Proleukin® in May 2023. To date, there have been no product sales from Proleukin® in the U.S. market. There was no revenue for the same periods in 2022.

Costs and Expenses

The following table summarizes the period-over-period changes in our costs and expenses:

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
(in thousands)	2023	2022	$	%	2023	2022	$	%
Cost of sales	$4,340	$—	4,340	100	$6,390	$—	6,390	100
Research and development expense	87,526	72,502	15,024	21	256,607	214,208	42,399	20
Selling, general and administrative expense	26,964	27,893	(929)	(3)	77,013	77,634	(621)	(1)

Cost of Sales

Cost of sales for the three and nine months ended September 30, 2023 was $4.3 million and $6.4 million, respectively, which consists of $0.3 million and $0.5 million cost of inventory and related inventoriable costs associated with sales of Proleukin® and $4.0 million and $5.9 million of amortization expense for the developed technology intangible asset recorded as part of the Acquisition. In addition, the fair-value step-up of inventory recorded at the time of the Acquisition was recognized in Cost of Sales on a per unit basis as the units were sold, however such amount was immaterial for the three and nine months ended September 30, 2023. No cost of sales was incurred for the same periods in 2022.

Research and development expense

Research and development expense for the three months ended September 30, 2023 increased by $15.0 million, or 21%, compared to the same period in 2022. The increase was primarily attributable to (i) a $8.5 million increase in payroll and related expenses, driven by increased hiring of research and development employees to support our ongoing and planned clinical development activities, (ii) a $4.0 million increase in clinical trial costs driven primarily by the initiation of our Phase 3 TILVANCE-301 clinical trial, (iii) a $1.5 million increase in manufacturing costs driven by activities associated with qualifying iCTC suites for commercial manufacturing readiness, and (iv) a $3.5 million increase in other costs, including facility and related costs associated with the second phase of the iCTC build-out intended to expand manufacturing capacity and license costs related to the expansion of our information technology infrastructure to support our clinical activities. These expenses were partially offset by a $2.5 million decrease in stock-based compensation expenses primarily driven by a lower average stock price.

Research and development expense for the nine months ended September 30, 2023 increased by $42.4 million, or 20%, compared to the same period in 2022. The increase was primarily attributable to (i) a $29.3 million increase in payroll and related expenses, driven by increased hiring of research and development employees to support our ongoing and planned clinical development activities, (ii) a $10.8 million increase in clinical trial costs driven primarily by the initiation of our Phase 3 TILVANCE-301 clinical trial, (iii) a $6.2 million increase in manufacturing costs driven by activities associated with qualifying iCTC suites for commercial manufacturing readiness, (iv) a $5.4 million increase in facility and related costs associated with the second phase of the iCTC build-out intended to expand manufacturing capacity, and (v) a $3.1 million increase in other costs, including license costs related to the expansion of our information technology infrastructure to support our clinical activities and research alliance costs. These expenses were partially offset by an $11.8 million decrease in stock-based compensation expenses, primarily driven by a lower average stock price, and a $0.6 million decrease in other costs, including the timing of research expenses resulting from the reprioritization of certain current clinical programs.

Selling, general and administrative expense

Selling, general and administrative expenses for the three months ended September 30, 2023 decreased by $0.9 million, or 3%, compared to the same period in 2022. The decrease was primarily attributable to (i) a $1.5 million decrease in stock-based compensation expenses primarily driven by a lower average stock price, and (ii) a $1.3 million decrease in other costs, including marketing and advertising expenses resulting from the alignment of the timing of spend with the expected and updated timing of BLA approval as well as legal costs related to intellectual property related matters. These decreases were partially offset by (i) a $1.5 million increase in payroll and related expenses, resulting from increases in headcount to support the growth in the overall business, and (ii) a $0.4 million increase in other costs, including professional fees and travel expenses.

Selling, general and administrative expenses for the nine months ended September 30, 2023 decreased by $0.6 million, or 1%, compared to the same period in 2022. The decrease was primarily attributable to (i) a $4.5 million decrease in stock-based compensation expenses, primarily driven by a lower average stock price, and (ii) a $6.2 million decrease in other costs, including marketing and advertising, expenses resulting from the alignment of the timing of spend with the expected and updated timing of BLA approval as well as legal costs related to intellectual property related matters. These decreases were partially offset by (i) a $9.0 million increase in payroll and related expenses, resulting from increases in headcount to support the growth in the overall business and related corporate infrastructure, and (ii) a $1.1 million increase in other costs, including professional fees and travel expenses.

Interest income, net

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
(in thousands)	2023	2022	$	%	2023	2022	$	%
Interest income, net	$3,358	$777	2,581	332	$9,925	$1,268	8,657	683

Interest income, net for the three and nine months ended September 30, 2023 increased by $2.6 million, or 332%, and $8.7 million, or 683%, compared to the same periods in 2022, respectively. The increase was primarily due to increases in interest rates resulting in increased interest income as well as a shift in our portfolio to interest bearing investments such as U.S. treasury securities and money market funds.

Income tax benefit

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
(in thousands)	2023	2022	$	%	2023	2022	$	%
Income tax benefit	$1,243	$—	1,243	100	$1,720	$—	1,720	100

Income tax benefit for the three and nine months ended September 30, 2023 was $1.2 million and $1.7 million, respectively, as a result of the tax benefit from the realization of the related deferred taxes for operations in the United Kingdom.

Net loss

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
(in thousands)	2023	2022	$	%	2023	2022	$	%
Net loss	$(113,760)	$(99,618)	(14,142)	14	$(327,658)	$(290,574)	(37,084)	13

Net loss for the three and nine months ended September 30, 2023 increased by $14.1 million, or 14%, and $37.1 million, or 13%, compared to the same periods in 2022, respectively. The increase in our net loss was due to the continued expansion of our research and development activities, ongoing and newly initiated clinical trials, and the overall growth in our workforce and corporate infrastructure, as well as our pre-commercialization activities for lifileucel. We anticipate that we will continue to incur net losses in the future as we further invest in our research and development activities, as well as our commercial readiness launch preparation, Proleukin® business integration and both clinical and internal development programs.

Liquidity and Capital Resources

We have incurred losses and generated negative cash flows from operations since inception. Historically, we have funded our operations from various public and private offerings of our equity securities, both common stock and preferred stock, from option and warrant exercises, and from interest income. Since 2017, our primary source of funds has been from the public sale of our common stock. With the completion of the rolling BLA submission for lifileucel for advanced melanoma in March 2023, we expect to generate revenue from the sale of our product, lifileucel, if the BLA is approved. Furthermore, upon the completion of the closing of the acquisition of the worldwide rights to Proleukin® in the second quarter of 2023, we began to generate revenue from the sales of Proleukin®. However, such revenues for Proleukin® and lifileucel may not be material during the 12 months from the date these condensed consolidated financial statements are issued. We expect to continue to incur significant expenses to support our preparations for the commercialization and launch of lifileucel, if approved, including continuing to prepare the iCTC to support our ongoing clinical programs to expand the combination of TIL therapy and to support Proleukin® integration activities during the remainder of 2023 and beyond. Based on the funds available as of the date these condensed consolidated financial statements are issued in this Quarterly Report on Form 10-Q, we believe that we have sufficient capital to fund our anticipated operating expenses and capital expenditures as planned for at least the next twelve months from the date these condensed consolidated financial statements are issued.

Corporate Capitalization

As of September 30, 2023, we had outstanding 255,833,679 shares of our $0.000041666 par value common stock, 194 shares of our $0.001 par value Series A Convertible Preferred Stock, and 2,842,158 shares of our $0.001 par value Series B Convertible

Preferred Stock. The outstanding shares of Series A Convertible Preferred Stock are currently convertible into 97,000 shares of our common stock, and the outstanding shares of Series B Convertible Preferred Stock are currently convertible into 2,842,158 shares of our common stock. The shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock do not have voting rights or accrue dividends.

On July 13, 2023, we closed an underwritten public offering of 23,000,000 shares of our common stock, which included 3,000,000 shares issued pursuant to the exercise of the option granted to the underwriters, at a public offering price of $7.50 per share, before underwriting discounts and commissions. The total estimated net proceeds to us from the offering, including the exercise of the option by the underwriters, were approximately $161.5 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

On November 18, 2022, we entered into an Open Market Sale Agreement, or the 2022 Sale Agreement, with Jefferies LLC, or Jefferies, with respect to an “at the market” offering program. Under the terms of the 2022 Sale Agreement, we were able to, from time to time, in our sole discretion, issue and sell up to $500.0 million of shares of our Common Shares.

On June 16, 2023, we entered into a new Open Market Sale Agreement, or the 2023 Sale Agreement, with Jefferies, which superseded and replaced in its entirety the 2022 Sale Agreement. Under the terms of the 2023 Sale Agreement, we may, from time to time, in our sole discretion, issue and sell up to $450.0 million of shares of our common stock. The issuance and sale, if any, of the shares of common stock by us under the 2022 Sale Agreement and the 2023 Sale Agreement, or together, the Sale Agreements, was or will be made pursuant to prospectus supplements, dated November 18, 2022 and June 16, 2023, respectively, to our Registration Statements on Form S-3ASR, which became effective immediately upon filing with the Securities and Exchange Commission on May 27, 2020 and June 16, 2023. For the three months ended September 30, 2023, we received approximately $41.7 million in proceeds, net of offering costs, through the sale of 8,000,000 shares of our common stock at a weighted average price per share of $5.33, pursuant to the 2023 Sale Agreement. For the nine months ended September 30, 2023, we received approximately $301.8 million in net proceeds, net of offering costs, through the sale of 44,080,226 shares of our common stock at a weighted average price per share of $6.99, pursuant to the Sale Agreements.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(277,850)	$(215,086)
Investing activities	(82,397)	255,994
Financing activities	461,997	(425)
Net increase in cash, cash equivalents and restricted cash*	$101,750	$40,483
* Excludes effect of exchange rate changes

Operating Activities

Net cash used in operating activities represents cash disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss for non-cash items and changes in operating assets and liabilities. Net cash used in operating activities for the nine months ended September 30, 2023 was $277.9 million as compared to $215.1 million for the same period in 2022. The $62.8 million increase in cash used in operating activities was driven by a $37.1 million increase in net loss related to increased costs in research and development, including the overall expansion of our clinical trials for new TIL therapies, as well as our pre-commercialization activities for lifileucel and the overall growth in our workforce and corporate infrastructure. In addition, it reflects a decrease in non-cash charges of $13.2 million primarily driven by lower stock-based compensation expenses and accretion of discount on investments, partially offset by an increase in amortization of intangible assets and depreciation expense. Further, net cash used by changes in operating assets and liabilities increased by $12.5 million, driven primarily by cash used for the purchase of Proleukin® inventory as part of the Acquisition, an increase in lease payments for our lease arrangements as a result of full utilization of tenant improvement allowances offered under our lease agreements. These increases in the use of cash were partially offset by a net decrease in cash used for accounts payable and accrued expenses which primarily resulted from the timing of vendor invoicing and related payments.

Investing Activities

Net cash used in/provided by investing activities for the periods presented primarily relates to the cash utilized to fund the Acquisition, the purchase and maturity of investments and capital expenditures. Net cash used in investing activities for the nine months ended September 30, 2023 was $82.4 million compared to net cash provided by investing activities of $256.0 million for the same period in 2022. The increase in cash used of $338.4 million was driven by the $212.9 million payment for the acquisition of Proleukin® business, excluding the payment of acquired inventories which is presented in the operating activities, a $124.1 million net increase in the timing of maturities and purchases of investments and a $1.4 million increase in capital expenditures.

Financing Activities

Net cash used provided by financing activities for the nine months ended September 30, 2023 was $462.0 million compared to net cash used of $0.4 million for the same period in 2022. The increase in net cash provided by financing activities of $462.4 million was driven by net proceeds of $463.3 million received from sales of common stock through our July 2023 public offering and the “at the market” offering program, $0.7 million received from the issuance of common stock under the 2020 ESPP and a decrease in tax payments related to shares withheld for vested restricted stock units. These increases were partially offset by a $1.6 million decrease in proceeds from issuance of common stock upon exercise of stock options.

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

	Payments due by period
	Total	2023	2024	2025	2026	2027	Thereafter
Operating lease obligations - facilities	$119,006	$2,101	$8,579	$8,324	$7,989	$8,186	$83,827
Purchase obligations	33,460	6,560	9,185	5,905	5,905	5,905	—
Total	$152,466	$8,661	$17,764	$14,229	$13,894	$14,091	$83,827

We have purchase obligations of $33.5 million related to manufacturing and supply agreements for Proleukin® under a contract we acquired as part of the Acquisition.

Off-Balance Sheet Arrangements

As of September 30, 2023, we had no obligations that would require disclosure as off-balance sheet arrangements.

Recent Accounting Standards

There were no applicable recently issued accounting standards nor did we adopt any new accounting standards during the three and nine months ended September 30, 2023.

Inflation

Inflation has not had a material effect on our business, financial condition, or results of operations over our two most recent fiscal years.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in interest bearing cash accounts consisting of short-term debt securities issued by the U.S. government. The primary objective of our investment activities is to preserve principal. We adhere to an investment policy that requires us to limit amounts invested in securities based on credit rating, maturity, industry group and investment type and issuer, except for securities issued by the U.S. government. We do not have any derivative financial instruments or foreign currency instruments. As of September 30, 2023, we had $216.0 million invested in marketable securities with a maturity date of less than one year. As such, we believe that we are not exposed to any material market risk. If interest rates had varied by 1% as of September 30, 2023, the fair value of our investment portfolio would increase or decrease by $0.3 million.

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

All of our product sales during the three and nine months ended September 30, 2023 were denominated in foreign currencies, however, foreign currency transaction loss was immaterial for the periods ended September 30, 2023.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The information in Note 9 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 13 to our condensed consolidated financial statements for the quarter ended September 30, 2023 contained in this Quarterly Report on Form 10-Q.

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
●	We are subject to extensive regulation, which can be costly, time consuming and can subject us to unanticipated delays; even if we obtain regulatory approval for some of our products, those products may still face regulatory difficulties;
●	We are required to pay substantial royalties and lump sum benchmark payments under our license or acquisition agreements with the NIH, Moffitt, Novartis, Clinigen, and Cellectis, and we must meet certain milestones to maintain our license rights;*
●	Because our current products represent, and our other potential product candidates will represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, the market acceptance, third-party reimbursement coverage and the commercial potential of our product candidates;*
●	No assurance can be given that the Gen 2 manufacturing process or other processes we have selected will be FDA-compliant or more efficient and will lower the cost to manufacture TIL products;*
●	We face significant competition from other biotechnology and pharmaceutical companies and from non-profit institutions;
●	Development of a product candidate intended for use in combination with an already approved product may present more or different challenges than development of a product candidate for use as a single agent;
●	A Fast Track product designation, Breakthrough Therapy Designation, or BTD, or other designation to facilitate product candidate development may not lead to faster development or a faster regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval;
●	While lifileucel has received Orphan Drug Designation, or ODD, for melanoma stages IIB-IV and for cervical cancer patients with tumors greater than 2 cm, there is no guarantee that we will be able to maintain this designation, receive these designations for any of our other product candidates, or receive or maintain any corresponding benefits, including periods of exclusivity;
●	As a condition of approval, the FDA may require that we implement various post-marketing requirements and conduct post-marketing studies, any of which would require a substantial investment of time, effort, and money, and which may limit our commercial prospects;
●	We may be unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, if they are approved, and as a result, we may be unable to generate product revenues;*
●	If our product candidates do not achieve broad market acceptance, the revenues that we generate from their sales will be limited;
●	Our business could be adversely affected by the effects of health epidemics, including the COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations, including at our headquarters in San Carlos, California and at our manufacturing facility in Philadelphia, Pennsylvania, which have previously been subject to state executive orders and shelter-in-place orders, and at our clinical trial sites, as well as the business or operations of our other manufacturers, CROs or other third parties with whom we conduct business;
●	We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth;
●	We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, ongoing military conflicts between Russia and Ukraine and Israel and Hamas and record inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine and the Middle East, geopolitical tensions or record inflation; Climate change or legal, regulatory or market measures to address climate change may negatively affect our business, results of operations, cash flows and prospects;
●	Environmental, social and governance matters may impact our business and reputation; and
●	We may rely on third parties to perform many essential services for any products that we commercialize, including services related to distribution, government price reporting, customer service, accounts receivable management, cash collection, and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize our current or future product candidates will be significantly impacted and we may be subject to regulatory sanctions.

Risks Related to Government Regulation:

●	The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates;*
●	We may be unable to successfully or sufficiently expand our manufacturing capacity to meet demand for our products;*
●	Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions;
●	Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates profitably; and
●	Governments outside the U.S. tend to impose strict price controls, which may adversely affect our revenues, if any.

Risks Related to Our Business

We have a history of operating losses; we expect to continue to incur losses and we may never be profitable.*

We are a clinical-stage biotechnology company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient's own immune system to eradicate cancer. Until recently, we did not have products approved for commercial sale and have not generated revenue from operations. With the closing of the acquisition of the worldwide rights to Proleukin® in May 2023, we began to have commercial sales. As of September 30, 2023, we had an accumulated deficit of $1.9 billion. In addition, during the nine months ended September 30, 2023, we incurred a net loss of $327.7 million. While we are preparing for the commercial launch of our product, lifileucel, if approved, we do not expect to generate any meaningful product sales or royalty revenues until at least 2024. We expect to incur significant additional operating losses in the future as we expand our development and clinical trial activities in support of demonstrating the effectiveness of our products.

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

Large-scale clinical trials require significant financial and management resources, and reliance on third-party clinical investigators, Contract Research Organizations, or CROs, Contract Manufacturing Organizations, or CMOs, or consultants. Relying on third-party clinical investigators, CROs or CMOs may force us to encounter delays and challenges that are outside of our control. In addition to manufacturing TIL at the iCTC, we rely on CMOs in the U.S. and Europe to manufacture TIL for use in our clinical trials and commercial use upon approval. We may not be able to demonstrate sufficient comparability between products manufactured at different facilities to allow for inclusion of the clinical results from patients treated with products from these different facilities, or with our own manufacturing facility, in our product registrations, or to allow for use of the iCTC at the time of launch. Further, our CMOs may not be able to manufacture TIL or otherwise fulfill their obligations to us because of interruptions to their business, including the loss of their key staff or interruptions to their raw material supply.

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

Currently, our product candidates are manufactured using processes developed or modified by us or by our third-party research institution collaborators that we may not intend to use for more advanced clinical trials or commercialization. We have selected Gen 2 as the manufacturing process for product registration, and all ongoing and future company-sponsored clinical trials. Although we believe Gen 2 is a commercially viable process, there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency, and timely availability of raw materials. This includes potential risks associated with the FDA not agreeing with all of the details of our validation data or other aspects of our potency assay or assays for Cohort 4 of our C-144-01 clinical trial. For example, on October 5, 2020, we announced that we and the FDA were not able to agree on the required potency assays to fully define our TIL therapy, which is required as part of a BLA submission, and that as a result of these developments, our BLA submission was not expected by the end of 2020 and was anticipated instead to occur in 2021. Previously, we reported the submission of assay data to the FDA, and on May 18, 2021, we announced that we had received regulatory feedback from the FDA regarding our potency assays for lifileucel. Following FDA feedback regarding the potency assays for lifileucel, we continued work developing and validating our potency assays and engaged in discussions with the FDA during the second half of 2021 and first quarter of 2022. Based on feedback received from these discussions, we held a pre-BLA meeting in July 2022. We initiated a rolling BLA submission for lifileucel in metastatic melanoma in August 2022 and completed the BLA submission in March 2023. The FDA accepted our BLA for lifileucel for patients with advanced melanoma in May 2023 and granted lifileucel Priority Review. The FDA originally assigned November 25, 2023 as the target action date for a decision under PDUFA, however, the FDA subsequently reassigned February 24, 2024 as the revised target action date. In addition, as previously disclosed, we have begun a confirmatory Phase 3 clinical trial of lifileucel in combination with pembrolizumab in frontline advanced melanoma in late 2022 which we expect to utilize significant manufacturing capacity.

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

Our current manufacturing strategy involves the use of CMOs in conjunction with the manufacturing capacity at the iCTC. Currently our product candidates are also manufactured by WuXi Advanced Therapies, Inc, or WuXi, and H. Lee Moffitt Cancer Center, or Moffitt. Additionally, we partner with American Red Cross, or ARC, to leverage their GMP approved facilities and operate our own facility to produce feeder cells for TIL manufacturing. The process for manufacturing TIL is heavily reliant on the supply of biological raw materials and maintaining a GMP facility capable of supplying our manufacturing facilities with quality cells to make the final product. There are only a limited number of these types of facilities and sources for the materials needed by TIL therapy manufacturers. The iCTC and our CMOs are aseptic manufacturing facilities that operate clean rooms for the production of TIL therapies, which are subject to contamination, labor, occupational safety, regulatory, climate, and environmental risks that could interfere with production. Any problems or delays we or our CMOs experience in preparing for commercial scale manufacturing of a product candidate or component may result in a delay in the FDA approval of the product candidate or may impair our ability to manufacture commercial quantities or such quantities at an acceptable cost, which could result in the delay, prevention, or impairment of clinical development and commercialization of our product candidates and could adversely affect our business. Furthermore, if we or our commercial manufacturers fail to deliver the required commercial quantities of our product candidates on a timely basis and at reasonable costs, we would likely be unable to meet demand for our products and we would lose potential revenues.

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

Even if our lead product lifileucel is approved and commercialized, we may not become profitable.*

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

We may need additional financing to fund our operations and complete the development and commercialization of our various product candidates, and if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our product candidates. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

Our operations have consumed substantial amounts of cash since inception. From our inception to September 30, 2023, we have an accumulated deficit of $1.9 billion. In addition, our research and development and our operating costs have also been substantial and are expected to increase. For example, in October 2018, we closed an underwritten public offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $236.7 million. In June 2020, we closed another underwritten offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $567.0 million. In July 2023, we closed another underwritten offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were approximately $161.5 million. In February 2021, we entered into an open market sale agreement, or the 2021 Sale Agreement, with Jefferies LLC, which provided for the sale of up to $350.0 million of our common stock from time to time, which was subsequently increased to $500.0 million in November 2022 upon the execution of an updated open market sale agreement, or the 2022 Sale Agreement, with Jefferies LLC. In June 2023, we entered into a new open market sale agreement, or the 2023 Sale Agreement, with Jefferies LLC, which superseded the 2022 Sale Agreement and provided for the sale of up to $450.0 million of our common stock from time to time. As of September 30, 2023, we had $427.8 million in cash, cash equivalents and investments ($267.7 million of cash and cash equivalents, $93.7 million in short-term investments, and restricted cash of $66.4 million).

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

Subject to various spending levels approved by our Board of Directors, our management will have broad discretion in the use of the net proceeds from our capital raises, including our July 2023, June 2020, October 2018 and January 2018 public offerings and the proceeds from sales pursuant to our “at-the-market” sale agreement with Jefferies LLC, and may not use them effectively.*

Our management will have discretion in the application of the net proceeds from our capital raises, including our July 2023, June 2020, October 2018, and January 2018 public offerings, and the proceeds from sales pursuant to the 2023 Sale Agreement with Jefferies LLC, which provides for the sale of up to $450.0 million of our common stock from time to time, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from our capital raises are being used appropriately. You may not agree with our decisions, and our use of the proceeds from our capital raises may not yield any return to stockholders. Because of the number and variability of factors that will determine our use of the net proceeds from our capital raises, their ultimate use may vary substantially from their currently intended use. Our failure to apply the net proceeds of our capital raises effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. Stockholders will not have the opportunity to influence our decisions on how to use our net proceeds from our capital raises. Pending their use, we may invest the net proceeds from our capital raises in interest and non-interest-bearing cash accounts, short-term, investment-grade, interest-bearing instruments and U.S. government securities. These temporary investments are not likely to yield a significant return.

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

In addition, U.S. federal, state and local tax laws are extremely complex and subject to various interpretations. Although we believe that our tax estimates and positions are reasonable, including our decision to build the iCTC at the Navy Yard in Philadelphia in order to take advantage of the site’s designation as a Keystone Opportunity Zone, Keystone Opportunity Expansion Zone, or Keystone Opportunity Improvement Zone, or collectively a KOZ, which allows incentives for business development, as well as certain other financial incentives provided by the Commonwealth of Pennsylvania, the City of Philadelphia and the Philadelphia Industrial Development Corporation, there can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. Further, challenges to the site’s designation as a KOZ or broader challenges to Pennsylvania's KOZ program could result in the revocation of the site’s designation as a KOZ and the attendant tax advantages associated with such designation. If we are unsuccessful in such a challenge, or if the site's status as a KOZ is revoked, the relevant tax authorities may assess additional taxes, which could result in adjustments to, or impact the timing or amount of, taxable income, deductions or other tax allocations, which may adversely affect our results of operations and financial position.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, ongoing military conflicts between Russia and Ukraine and Israel and Hamas and record inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflicts in Ukraine and the Middle East, geopolitical tensions or record inflation.

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

In addition, on October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Thereafter, Hamas launched extensive rocket attacks on Israeli population and industrial centers located along the Israeli border with the Gaza Strip. Shortly following the attack, Israel’s security cabinet declared war against Hamas and launched an aerial bombardment of various targets within the Gaza Strip. The Israeli government subsequently called for the evacuation of over one million residents of the northern part of the Gaza Strip and began preparation for a potential ground invasion of the Gaza Strip. It is possible that other terrorist organizations will join the hostilities as well, including Hezbollah in Lebanon, and Palestinian military organizations in the West Bank, resulting in a widening of the conflict. The intensity and duration of Israel’s current war against Hamas is difficult to predict as are such war’s economic implications on the global economy.

There are also current geopolitical tensions with China. Recently, the Biden administration has signed multiple executive orders regarding China. One particular executive order titled Advancing Biotechnology and Biomanufacturing Innovation for a Sustainable, Safe, and Secure American Bioeconomy signed on September 12, 2022 will likely impact the pharmaceutical industry to encourage U.S. domestic manufacturing of pharmaceutical products. Any additional executive orders or potential sanctions with China could materially impact our current manufacturing partners.

Although our business has not been materially impacted by the ongoing military conflicts between Russia and Ukraine or Israel and Hamas, geopolitical tensions, or record inflation to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the conflicts in Ukraine and the Middle East, geopolitical tensions, record inflation, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

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

Risks Related to Government Regulation

The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.*

We completed our first submission of a rolling BLA to the FDA for lifileucel in March 2023. The FDA accepted our BLA for lifileucel for patients with advanced melanoma in May 2023 and granted lifileucel Priority Review. The FDA originally assigned November 25, 2023 as the target action date for a decision under PDUFA, however, the FDA recently reassigned February 24, 2024 as the revised target action date. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. Our BLA submission and current expected timelines for our lifileucel product candidate for the treatment of metastatic melanoma are based on our interpretation of communications received from the FDA to date regarding this product candidate and are subject to revision if additional communications are received from the FDA. As such, we may continue to experience delays with FDA approval of our BLA.

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

We may be unable to successfully or sufficiently expand our manufacturing capacity to meet demand for our products.*

As noted above, we have never manufactured our adoptive cell therapy product candidates on a commercial scale, nor have our partners. If we receive FDA approval of our BLA, we anticipate expanding manufacturing capacity at our iCTC facility and/or at our contract manufacturer, WuXi. Scale-up of manufacturing may require additional validation studies, including capacity demonstration and/or comparability studies, each of which are subject to FDA review, potential inspection, and approval. In addition, any expansion of our manufacturing capability will also require us to invest substantial additional funds to hire and retain the technical personnel who have the necessary manufacturing experience. As a result, we may not be able to successfully or sufficiently increase the manufacturing capacity for our product candidates or modify our manufacturing processes. If we are unable to successfully increase the manufacturing capacity for a product candidate (as a result of lack of approval from, or capacity limitations imposed by, the FDA, or otherwise), the resulting capacity limitations could have a material adverse effect on our results of operations and financial condition. In addition, if we are unable to successfully or sufficiently increase the manufacturing capacity at the iCTC facility to meet demand in a timely or economic manner, or at all, we may be dependent upon the performance and capacity of third-party manufacturers. Accordingly, we face risks of capacity limitations of, difficulties with, increased costs of, and interruptions in performance by third-party manufacturers, the occurrence of which could negatively impact the availability, launch, and/or sales of our products in the future, as well as on our results of operations and financial condition.

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

As of September 30, 2023, we had 255,833,679 shares of common stock outstanding. In addition, we had 26,227,174 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted to purchase common stock based on vesting requirements of stock options and common stock issuable through purchases of employee stock purchase plan, or upon the conversion of preferred stock. The issuance and subsequent sale of the shares underlying these common stock equivalents could depress the trading price of our common stock. On June 10, 2019, our certificate of incorporation was amended to increase the number of authorized shares of our common stock, from 150,000,000 shares to 300,000,000 shares, which was approved by our stockholders on that date. On June 16, 2023, our certificate of incorporation was amended to increase the number of authorized shares of our common stock, from 300,000,000 shares to 500,000,000 shares, which was approved by our stockholders on June 6, 2023.

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

Item 2.Unregistered Sales of Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Nothing to report.

Item 3.	Defaults Upon Senior Securities.

Nothing to report.

Item 4.	Mine Safety Disclosures

Nothing to report.

Item 5.	Other Information.

During the third quarter of 2023, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) for the purchase or sale of securities of the Company, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

During the third quarter of 2023, the Company did not adopt or terminate a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) for the purchase or sale of securities of the Company, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Item 6.Exhibits

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Incorporation, as amended, of Registrant (incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2023).
10.1++	Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan, as amended.
10.2++	Iovance Biotherapeutics, Inc. 2020 Employee Stock Purchase Plan, as amended.
31.1++	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2++	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1++	Section 1350 Certification of Chief Executive Officer (furnished herewith).
32.2++	Section 1350 Certification of Chief Financial Officer (furnished herewith).
101.INS++	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH++	Inline XBRL Taxonomy Schema Linkbase Document.
101.CAL++	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF++	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB++	Inline XBRL Taxonomy Labels Linkbase Document.
101.PRE++	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (the cover page interactive date file does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document).

++	Filed herewith (unless otherwise noted as being furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Iovance Biotherapeutics, Inc.

November 7, 2023	By:	/s/ Frederick G. Vogt, Ph.D., J.D.
Frederick G. Vogt, Ph.D., J.D.
Interim Chief Executive Officer and President, and General Counsel (Principal Executive Officer)

November 7, 2023	By:	/s/ Jean-Marc Bellemin
Jean-Marc Bellemin
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)