Form 10-K
period 2023-12-31
IOVANCE BIOTHERAPEUTICS, INC.
filed 2024-02-28
CIK 1425205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If the securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.000041666 per value	IOVA	The Nasdaq Stock Market, LLC

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.4 billion. Shares of common stock held by directors and executive officers and any ten percent or greater stockholders and their respective affiliates have been excluded from this calculation, because such stockholders may be deemed to be "affiliates" of the Registrant. This is not necessarily determinative of affiliate status of other purposes. As of February 22, 2024, there were 279,307,043 shares of the registrant’s common stock outstanding.

Documents Incorporated By Reference

Portions of registrant’s proxy statement relating to registrant’s 2024 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	the success, cost, enrollment, and timing of our clinical trials;
●	the success, cost, and timing of our product development activities;
●	the ability of us or our third-party contract manufacturers to continue to manufacture tumor infiltrating lymphocytes, or TIL, in accordance with our selected process;
●	our ability to design, construct and staff our own manufacturing facility on a timely basis and within the estimated expenses;
●	the success of competing therapies that are or may become available;
●	regulatory developments in the United States of America, or U.S., and foreign countries;
●	the timing of and our ability to obtain and maintain U.S. Food and Drug Administration, or the FDA, or other regulatory authority approval of, or other action with respect to, our products and /or product candidates;
●	our ability to attract and retain key scientific or management personnel;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our ability to obtain funding for our operations, including funding necessary to complete further development of our product candidates and commercialization of our products;
●	our ability to successfully commercialize AmtagviTM (lifileucel) and any other products and/or product candidates for which we obtain FDA or other regulatory approvals;
●	the ability and willingness of our third-party research institution collaborators to continue research and development activities relating to our product candidates;
●	the potential of our other research and development and strategic collaborations;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our manufacturing methods and products and/or product candidates;
●	our plans to research, develop and commercialize our products and/or product candidates;
●	the size and growth potential of the markets for our products and/or product candidates, and our ability to serve those markets;
●	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
●	fluctuations in the trading price of our common stock; and
●	our use of cash and other resources.

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

PART I

Item 1.          Business

Overview

We are a commercial-stage biopharmaceutical company pioneering a transformational approach to treating cancer by harnessing the human immune system’s ability to recognize and destroy diverse cancer cells using therapies personalized for each patient. Our mission is to be the global leader in innovating, developing and delivering tumor infiltrating lymphocyte, or TIL, cell therapies for patients with solid tumor cancers. With the recent approval of our biologics license application, or BLA, we are executing the U.S. launch of Amtagvi™ (lifileucel), the first product within our autologous TIL cell therapy platform, while also marketing Proleukin® (aldesleukin), an interleukin-2, or IL-2, product used in the Amtagvi™ treatment regimen. Amtagvi™ is a tumor-derived autologous T cell immunotherapy indicated for the treatment of adult patients with unresectable or metastatic melanoma previously treated with a PD-1 blocking antibody, and if BRAF V600 mutation positive, a BRAF inhibitor with or without a MEK inhibitor. This indication is approved under accelerated approval based on an endpoint of overall response rate, or ORR. Continued approval for this indication may be contingent upon verification and description of clinical benefit in future confirmatory trials. Amtagvi™ is the first and the only one-time, individualized T cell therapy to receive FDA approval for a solid tumor cancer. Amtagvi™ and Proleukin® are part of a treatment regimen that also includes lymphodepletion.

Iovance was founded to build upon the promise of TIL cell therapy that was previously demonstrated in single-center clinical trials at academic centers, including the National Cancer Institute, or the NCI. Our multi-center trials, novel TIL products, manufacturing processes, facilities, and bioanalytical platforms have transformed TIL cell therapy into a commercially viable treatment, which many more patients with cancer can access.

We manufacture Amtagvi™ and our investigational TIL cell therapies using a centralized, scalable, and proprietary 22-day manufacturing process which rejuvenates and multiplies polyclonal T cells unique to each patient into the billions and yields a cryopreserved, individualized therapy.

Our development pipeline includes multicenter trials of TIL cell therapies in additional treatment settings for solid tumor cancers. We are investigating TIL monotherapies for patients with later stage disease who were previously treated with standard of care therapies and TIL combinations with standard of care therapies to potentially improve outcomes in patients who are earlier in their disease. These trials include two ongoing registrational trials to support a supplementary BLA, or sBLA, of our TIL cell therapies in frontline advanced melanoma and in advanced non-small cell lung cancer following standard of care chemo-immunotherapy. We are also developing next generation therapies using TIL, such as genetically modified TIL cell therapy.

Corporate Strategy

Be the global leader in innovating, developing and delivering TIL cell therapy

Our mission is to be the global leader in innovating, developing and delivering TIL cell therapy for patients with solid tumor cancers. We are pioneering this transformational approach to cure cancer by harnessing the human immune system’s ability to recognize and destroy diverse cancer cells in each patient. Through the U.S. launch of Amtagvi™ and the advancement of our pipeline, we are committed to continuous innovation in developing TIL cell therapy and optimizing TIL treatment regimens that may extend and improve life for patients with cancer.

Successfully commercialize our lead product Amtagvi™ for the treatment of post-anti-PD-1 advanced melanoma

Our top priority is commercialization of AmtagviTM in the U.S. for the treatment of patients with post-anti-PD-1 advanced melanoma, for which we received FDA approval on February 16, 2024. We have experienced marketing, payer access and distribution teams as well as a sales force with extensive experience in oncology and cell therapy. Our medical affairs team is also in the field educating key opinion leaders, or KOLs, about Amtagvi™ and TIL cell therapy as well as presenting and publishing our clinical results. More than half of the members of our field teams have prior cell therapy experience.

The four primary areas of our Amtagvi™ launch efforts include:

●	onboarding of authorized treatment centers, or ATCs, for commercial launch, with the goal of activating 50 ATCs within 90 days of the BLA Prescription Drug User Fee Act, or PDUFA, date of February 24, 2024;
●	collaboration with healthcare professionals, or HCPs, who will be administering our product;
●	operational excellence in launch execution, commercial manufacturing and delivery of therapy; and
●	ongoing and continuous communication with payors about the value of Amtagvi™.

Prepare for commercial manufacturing to meet forecasted demand

We are the first company to obtain FDA approval for a TIL cell therapy product. We believe that we are the only company in the U.S. to have a centralized, scalable and commercially viable TIL manufacturing process. To date, more than 700 patients have been treated with Iovance TIL cell therapy products manufactured using our proprietary processes across multiple indications. Iovance TIL cell therapies are manufactured for commercial use and clinical trials at our manufacturing facility, the Iovance Cell Therapy Center, or the iCTC, and by a contract manufacturing organization, or CMO.

We are building capacity to treat several thousands of cancer patients annually at the iCTC, which is the first centralized and scalable current Good Manufacturing Practice, or cGMP, manufacturing facility dedicated to producing TIL. Located in Philadelphia, Pennsylvania, the 136,000 square feet iCTC is also among the largest cell therapy manufacturing facilities in existence. Additional expansion at the iCTC is under way which will significantly increase this capacity. The proximity of the iCTC to multiple airports facilitates delivery of TIL cell therapies to treatment centers, with the iCTC expected to cover logistics and delivery of TIL cell therapies in both North America and Europe. Owning our own facility allows us to control manufacturing capacity and product quality, manage logistics around supply and delivery, implement process improvement and realize potential cost efficiencies for TIL cell therapies that we may develop and commercialize. We are also exploring future TIL manufacturing processes, as well as next-generation treatments and technologies, which may further streamline development timelines and costs. The iCTC has a flexible design that allows future expansion within existing shell space and an option to build on an adjacent lot to support future growth and capacity needs.

In 2018, we began using our Gen 2 TIL manufacturing process, which reduced TIL manufacturing time to 22 days while producing a cryopreserved TIL product. The Gen 2 process was used to manufacture AmtagviTM  for the clinical trial that supported FDA approval, and most of our ongoing clinical trials use the Gen 2 process.

AmtagviTM is approved for commercial manufacturing at the iCTC. In addition, our CMO is approved for additional capacity to supplement our internal manufacturing. We plan to carefully manage our cost structure and reduce the long-term cost of manufacturing our products. Details of related agreements are provided in the Research, Development, Manufacturing and License Agreements for TIL Cell Therapy section of this Annual Report on Form 10-K.

U.S. Commercial Launch of the First TIL Cell Therapy in Advanced Melanoma

Amtagvi™

Amtagvi™ (lifileucel) was approved by the FDA on February 16, 2024 for the treatment of adult patients with unresectable or metastatic melanoma previously treated with a PD-1 blocking antibody, and if BRAF V600 mutation positive, a BRAF inhibitor with or without MEK inhibitor. The approval is based on safety and efficacy results from the C-144-01 clinical trial, a global, multicenter trial investigating Amtagvi™ in patients with advanced melanoma previously treated with anti-PD-1 therapy and targeted therapy, where applicable. Amtagvi™ demonstrated deep and durable responses. The primary efficacy analysis set included 73 patients from Cohort 4 who received the recommended Amtagvi™ dose from an approved manufacturing facility. Among the 73 patients, 31.5% achieved an objective response by Response Evaluation Criteria in Solid Tumors, or RECIST 1.1, with a median duration of response not reached at 18.6 months follow-up; 43.5% of responses had a duration greater than 12 months. Additionally, the supporting pooled efficacy set included a total of 153 patients from Cohort 4 and Cohort 2. Among the 153 patients, 31.4% achieved an objective response by RECIST 1.1 with a median duration of response not reached at 21.5 months follow-up; 54.2% of responses had a duration greater than 12 months. We completed the BLA submission in March 2023, which the FDA accepted in May 2023 for Priority Review. Based on the unmet need in post-anti-PD-1 advanced melanoma, as well as initial clinical data, Amtagvi™ previously received a Regenerative Medicine Advanced Therapy, or RMAT, designation from the FDA in 2018.

Amtagvi™ has a boxed warning for treatment-related mortality, prolonged severe cytopenia, severe infection, and cardiopulmonary and renal impairment. Warnings and precautions include treatment-related mortality, prolonged severe cytopenia, internal organ hemorrhage, severe infection, cardiac disorder, respiratory failure, acute renal failure, and hypersensitivity reactions.

Amtagvi™ is manufactured using a proprietary process to collect and multiply a patient’s unique T cells from a portion of their tumor. Amtagvi™ returns billions of the patient’s T cells back to the body to fight cancer. ATCs will administer Amtagvi™ to patients as part of a treatment regimen that includes lymphodepletion and a short course of high-dose Proleukin® (aldesleukin).

There are three key steps in the Amtagvi™ treatment process.

●Step 1: Sample Collection. At an ATC, a tumor tissue sample of at least 1.5 cm in diameter is removed and collected during a surgical resection and shipped to an approved, centralized manufacturing facility.
●Step 2: Manufacturing. Patient-specific TIL are manufactured using our commercial Gen 2 manufacturing process. Upon arrival at the facility, TIL are separated from other cells within the patient’s tumor tissue sample. Over the next 22 days, the cells are multiplied into the billions, so they can be returned to the patient to fight cancer cells. Upon completion of manufacturing, Amtagvi™ is quality tested to meet specific product release criteria. The final product is cryopreserved and sent back to the ATC for administration to the patient. Additional details on the Gen 2 manufacturing process are provided in the Manufacturing Process section of our Annual Report on Form 10-K.
●Step 3: Treatment Regimen. The patient’s cell therapy treatment begins with a preparative regimen of non-myeloablative lymphodepletion, or NMA-LD, to suppress the immunosuppressive tumor microenvironment, which we believe will enhance the efficacy of TIL cell therapy. After NMA-LD, the patient is treated at the ATC with Amtagvi™, followed by a short course of up to six doses of Proleukin® to promote T cell activity in the body after TIL infusion.

Until now, there were no FDA approved therapies in this treatment setting for advanced melanoma after anti-PD-1 therapy.

Proleukin®

In May 2023, we acquired the worldwide rights to Proleukin®(aldesleukin) as well as the manufacturing, supply, and commercialization income generated from such rights and associated operations from Clinigen Holdings Limited, Clinigen Healthcare Limited, and Clinigen, Inc, which we refer to collectively as Clinigen. Ownership of Proleukin® provides an additional revenue source, allows Iovance to secure its supply chain and logistics surrounding TIL cell therapy administration, and lowers cost of goods and clinical trial expenses for Proleukin® used with TIL cell therapies.

Proleukin® is an IL-2 product used in the Amtagvi™ treatment regimen. Proleukin® has also received regulatory approvals for treatment of adults with metastatic melanoma and metastatic renal cell carcinoma in the United States. Proleukin® is also licensed in multiple countries around the world for treatment of patients with metastatic renal cell carcinoma and/or metastatic melanoma.

TIL Cell Therapy Clinical Development in Advanced, Metastatic or Unresectable Solid Tumor Cancers

TIL cell therapy is a T cell-based immunotherapy technology platform that leverages patient-specific cells to recognize and attack diverse cancer cells that are unique to each patient. Unlike other cell therapies that act on a single or small number of shared antigen targets common to certain tumors, our individualized T cell therapy are polyclonal or designed to target a variety of neoantigens that are unique to the patient or tumor. We believe this polyclonal cell therapy is potentially applicable to many solid tumor cancers, where the majority of immune targets are patient-specific. Our TIL cell therapy platform and manufacturing process have been initially validated through the FDA approval of Amtagvi™.

We have investigated TIL cell therapy in global, multicenter clinical trials in advanced melanoma, cervical cancer, non-small cell lung cancer, or NSCLC, and head and neck squamous cell carcinoma, or HNSCC. Through ongoing academic collaborations, as well as government and other partners, we are investigating the next frontier for TIL cell therapy in other tumor types and treatment settings.

●	Frontline Advanced Melanoma: In frontline advanced melanoma patients who are naïve to anti-PD-1 therapy, we are investigating lifileucel in combination with pembrolizumab in the Phase 3 TILVANCE-301 clinical trial. TILVANCE-301 is a randomized Phase 3 clinical trial intended to support registration in advanced frontline melanoma as well as to serve as a confirmatory trial for full approval in post-anti-PD-1 advanced melanoma. TILVANCE-301 is expected to enroll approximately 670 patients and features dual primary endpoints of ORR and progression free survival, or PFS, by a blinded independent review committee.
●	Non-Small Cell Lung Cancer: In NSCLC, we are investigating LN-145 TIL cell therapy in two clinical trials in NSCLC patient populations with significant unmet need. IOV-LUN-202 is a registrational clinical trial of LN-145 in advanced NSCLC patients who have progressed following chemotherapy and anti-PD-1 therapy. The IOV-COM-202 trial in solid tumors also includes cohorts of NSCLC patients treated with LN-145 monotherapy and combination therapy.
●	Gynecological Cancers: We are planning to initiate a clinical trial for lifileucel TIL cell therapy in endometrial cancer to potentially address the unmet need for patients previously treated with anti-PD-1 therapy. We also are exploring lifileucel in advanced cervical cancer in the C-145-04 multicenter Phase 2 clinical trial.
●	Next Generation TIL Cell Therapy: Our first genetically modified, PD-1 inactivated TIL cell therapy, IOV-4001, entered a first-in-human Phase 1/2 clinical trial, IOV-GM1-201, in 2022 in patients with previously treated advanced melanoma and NSCLC. IOV-4001 utilizes the gene-editing TALEN® technology, licensed from Cellectis S.A., or Cellectis, to inactivate the gene coding for the programmed cell death protein-1, or PD-1.
●	Additional Solid Tumor Cancers: Iovance TIL cell therapy has been investigated in additional solid tumor cancers in Iovance-and-investigator-sponsored clinical trials. LN-145 was evaluated as a monotherapy and in combination with pembrolizumab in the Phase 2 C-145-03 and IOV-COM-202 clinical trials in multiple patient cohorts with metastatic HNSCC. Indications studied in investigator sponsored clinical trials supported by Iovance include soft tissue sarcoma, osteosarcoma, pancreatic and colorectal cancer, platinum resistant ovarian cancer, anaplastic thyroid cancer and triple negative breast cancer.

Additional information is included in the Iovance-Sponsored Clinical Trials section of this Annual Report on Form 10-K.

Intellectual Property

We established leadership within the field of TIL cell therapy by building and augmenting a leading intellectual property portfolio developed internally and licensed from third parties. We currently own more than 60 U.S. patents related to TIL cell therapy, including patents directed to compositions and methods of treatment in a broad range of cancers. Pending patent applications and granted patents cover the fields of TIL cell therapy, genetically edited TIL cell therapy, selected TIL cell therapy, small core or biopsy TIL cell therapy, fresh or frozen tumor digest-derived TIL cell therapy, TIL and ICI combination therapy, marrow infiltrating lymphocytes, or MIL therapy, and PBL therapy. We also license rights to a broad range of technologies related to our platforms. More details on our intellectual property portfolio are included within this Annual Report on Form 10-K.

Iovance-Sponsored Clinical Trials

Frontline Advanced Melanoma

Melanoma is a common type of skin cancer, accounting for an estimated 99,780 patients diagnosed and 7,650 deaths in 2023 in the U.S. according to the Surveillance, Epidemiology and End Results program, or SEER, program. Following the accelerated approval of Amtagvi™, our confirmatory trial is designed to support a registrational path for lifileucel in combination with pembrolizumab in frontline advanced melanoma as well as full U.S. approval for Amtagvi™, which has received an accelerated U.S. approval in its initial indication in post-anti-PD-1 advanced melanoma.

During the second quarter of 2023, the first patient was randomized in TILVANCE-301 in patients with unresectable or metastatic melanoma who have had no prior therapy for metastatic or unresectable disease. TILVANCE-301 is a Phase 3 multicenter, open-label, randomized, parallel group, treatment clinical trial that will randomize approximately 670 patients to investigate lifileucel in combination with pembrolizumab in the experimental arm compared with pembrolizumab monotherapy in the control arm. In the experimental arm, a tumor sample is procured from each patient for lifileucel manufacturing using the Gen 2 process. Patients receive pembrolizumab prior to and after the lifileucel regimen until disease progression. In the control arm, pembrolizumab monotherapy is given every six weeks until disease progression, with an optional crossover to lifileucel monotherapy upon confirmed progressive disease verified by a blinded independent review committee, or BIRC, and if patients meet eligibility criteria.

In 2022, we reached agreement with the FDA on the TILVANCE-301 clinical trial design, including dual primary endpoints of ORR to support accelerated approval and PFS to support full approval of lifileucel in frontline advanced melanoma. The dual primary endpoints will be assessed by a BIRC using RECIST 1.1.

Our strategy in frontline melanoma is supported by clinical results from the ongoing Cohort 1A of our IOV-COM-202 clinical trial as well as prior published NCI data for TIL monotherapy in anti-PD-1 naïve melanoma patients. As of the most recent detailed update from April 2022 in Cohort 1A, we observed a 67% ORR in twelve patients per RECIST 1.1. Eight patients had a confirmed objective response, including three complete responses and five partial responses. Six responders had ongoing response, and five responders had a duration of response of more than one year at the time of the data cut. The treatment-emergent adverse event, or TEAE, profile was consistent with the underlying advanced disease and the known adverse event profiles of pembrolizumab, lymphodepletion and IL-2 regimens. In January 2023, we disclosed that updated efficacy and safety results from nearly 20 patients treated in Cohort 1A remain consistent with previously reported Cohort 1A data and continue to support our strategy in frontline advanced melanoma.

Our strategy is also supported by several NCI trials of TIL cell therapy that were conducted prior to anti-PD-1 approval. In anti-PD-1 naïve melanoma patients, ORR was over 50% and approximately 22-24% of patients had a complete response per RECIST 1.1. Most complete responses remained ongoing in three to seven years of follow up.

LN-145 for Advanced, or Metastatic or Unresectable NSCLC

According to the SEER program estimates, approximately 238,340 people were diagnosed with lung and bronchus cancers, and approximately 127,070 deaths occurred related to these cancers in the U.S. in 2023. Patients previously treated with standard of care chemo-immunotherapy have a poor prognosis, limited treatment options and a real-world overall survival of less than six months.

We are developing our TIL cell therapy, LN-145, alone and in combination with approved therapies to treat advanced NSCLC in the IOV-LUN-202 and IOV-COM-202 clinical trials.

IOV-LUN-202 Registrational Trial

IOV-LUN-202 is a single-arm, registrational trial investigating LN-145 in patients who have progressed on or after chemotherapy and anti-PD-1 therapy for advanced (unresectable or metastatic) NSCLC without epidermal growth factor receptor, or EGFR, ROS proto-oncogene receptor tyrosine kinase, or ROS, anaplastic lymphoma kinase, or ALK, genomic mutations and had received at least one line of an FDA-approved targeted therapy if indicated by other actionable tumor mutations. IOV-LUN-202 includes two registrational patient cohorts (Cohorts 1 and 2) and two exploratory patient cohorts (Cohort 3 and 4). The programmed death-ligand 1, or PD-L1, tumor proportion score, or TPS, in patients at the time they started frontline therapy was less than one percent or unknown in patients in Cohort 1 and greater than or equal to one percent in patients in Cohort 2. In Cohort 3, TIL is extracted from core biopsy and manufactured using our Gen 3 process. In Cohort 4, patients undergo surgical resection for TIL manufacturing prior to disease progression. Based on the regulatory discussions and positive regulatory feedback received by the FDA regarding the design of the IOV-LUN-202 trial, we plan to enroll a total of approximately 120 patients into the registrational Cohorts 1 and 2 of the IOV-LUN-202 trial.

In July 2023, we announced a preliminary analysis of the IOV-LUN-202 trial from 23 NSCLC patients treated with LN-145. An objective response rate of 26.1% per RECIST 1.1 was observed in six patients, with one complete response and five partial responses, and a disease control rate of 82.6%. While still early on study, the median duration of response, or DOR, was not reached. The DOR ranged from 1.4+ months to 9.8+ months. Treatment-emergent adverse events were consistent with the underlying disease and known adverse event profiles of non-myeloablative lymphodepletion and interleukin-2. We also reported additional ongoing responses, and duration of response greater than six months for 71% of the confirmed responders in the trial, in an updated analysis from November of 2023.

We believe the results from IOV-LUN-202 in previously treated patients with advanced NSCLC continue to support the potential benefit of one-time TIL cell therapy, including the opportunity for more durable responses than available second line chemotherapies.

The opportunity for TIL cell therapy in NSCLC is also supported by clinical results for LN-145 in heavily pre-treated patients with NSCLC (Cohort 3B) in our IOV-COM-202 trial in solid tumors. At the Society for Immunotherapy of Cancer, or SITC, in November 2021, we reported Cohort 3B results from 28 patients who had progressed on or after prior immune checkpoint inhibitor, or ICI, therapy, including patients with oncogene-driven tumors who received prior tyrosine kinase inhibitor, or TKI, therapy. The ORR was 21.4% per RECIST 1.1, including one complete response and five partial responses. The complete response remained ongoing at 37 months following treatment in a subsequent data extract from November of 2022. All Cohort 3B patients had received prior anti-PD-1/-L1 therapy, and all six responding patients had also received prior chemotherapy. The TEAE profile was consistent with the underlying disease and known adverse event profiles of non-myeloablative lymphodepletion and IL-2.

On December 22, 2023, the FDA placed a partial clinical hold on the IOV-LUN-202 trial in response to a reported Grade 5 (fatal) serious adverse event, or SAE, potentially related to the non-myeloablative lymphodepletion pre-conditioning regimen. We have paused enrollment and the LN-145 treatment regimen for new patients in IOV-LUN-202 during the clinical hold. Patients previously treated with LN-145 in the IOV-LUN-202 trial continue to be monitored and followed according to the trial protocol. While enrollment is currently paused due to an FDA-imposed clinical hold, enrollment is expected to be completed in 2025. We are working closely with the FDA to safely resume enrollment in the IOV-LUN-202 trial as soon as possible in 2024.

Frontline NSCLC Development and Regulatory Strategy

We are preparing to meet with the FDA in 2024 to discuss a randomized confirmatory trial of LN-145 in frontline advanced NSCLC patients. This confirmatory trial in frontline advanced NSCLC is expected to be well underway at the time of a potential approval of LN-145 in advanced post-anti-PD-1 NSCLC. Our goal is to improve frontline NSCLC therapy by adding TIL cell therapy to standard of care pembrolizumab maintenance therapy, administered after completion of the initial chemo-immunotherapy. This approach is supported by initial results from Cohort 3A in the IOV-COM-202 trial in solid tumors. Cohort 3A is evaluating LN-145 in combination with pembrolizumab in patients who have not received prior immunotherapy, including ICIs.

In September 2023, we reported preliminary Cohort 3A data in an oral presentation at the International Association for the Study of Lung Cancer, or IASLC, 2023 World Conference on Lung Cancer. The confirmed ORR per RECIST 1.1 was 58.3% in twelve treatment-naïve or post-chemotherapy patients with EGFR wild-type disease, regardless of PD-L1 status. Duration of responses of 15.4+, 10.2 +, 7.1, 6.9, 6.9+, 4.6, and 3.7 months were observed in seven patients, and three of these responses remained ongoing. Safety was consistent with other studies of Iovance TIL cell therapies in combination with pembrolizumab. Study enrollment remains ongoing.

In addition to Cohort 3A, a separate patient cohort, Cohort 3C, in COM-202 is investigating LN-145 in combination with ipilimumab or nivolumab in patients who previously received only a prior line of approved systemic ICI monotherapy.

Gynecological Cancers

According to the SEER program estimates, in 2023, 66,200 women were diagnosed with uterine cancer and approximately 13,030 uterine cancer-related deaths occurred in the U.S. Moreover, approximately 13,960 women were diagnosed with cervical cancer, and approximately 4,310 cervical cancer-related deaths occurred in the U.S.

Advanced endometrial cancer, the most common form of uterine cancer, represents a significant opportunity for TIL cell therapy. Analogous to other tumor types, TIL cell therapy may offer benefit in the emerging treatment setting of patients who have no currently approved therapies for progression after post-anti-PD1 therapy and chemotherapy. We plan to begin a Phase 2 trial of lifileucel in post-anti-PD-1 and post-chemotherapy advanced endometrial cancer, including mismatch repair, or MMR, deficient and MMR proficient patient populations in the first half of 2024. Based on the TIL mechanism of action, the benefit of TIL cell therapy is likely to extend across patients with tumors that are MMR mechanism deficient and proficient.

The potential for TIL cell therapy in gynecological cancers is also supported by our clinical data for lifileucel alone and in combination with pembrolizumab in advanced cervical cancer. C-145-04 is a Phase 2, multicenter pivotal clinical trial that included patient previously treated with chemotherapy (Cohort 1), previously treated with chemo and ICIs (Cohort 2), and patients who had not received prior systemic therapy (Cohort 3). Cohorts 1 and 2 received lifileucel monotherapy and Cohort 3 received lifileucel in combination with pembrolizumab. Initial results from the C-145-04 clinical trial were reported at the American Society of Clinical Oncology in June 2019 and the SITC in November 2021.

Following our assessment of the current treatment landscape in gynecological cancers, we are prioritizing endometrial cancer over cervical cancer. The C-145-04 clinical trial is expected to close during 2024. We plan to continue to explore the use of TIL cell therapies in cervical cancer, including using genetically modified TIL products and using TIL products in combination with anti-PD-1/PD-L1 blocking antibody therapies in frontline cervical cancer, with the goal of returning to clinical development in the future.

IOV-4001 for Advanced Melanoma and NSCLC

We have a worldwide exclusive license from Cellectis that enables us to use certain TALEN® technology addressing multiple gene targets in several cancer indications, to develop genetically edited and potentially more potent TIL cell therapies. Our lead genetically modified TIL cell therapy, IOV-4001, utilizes this TALEN® technology to inactivate the gene coding for PD-1. We are investigating the safety and efficacy of IOV-4001 in IOV-GM1-201, a multicenter, first-in-human Phase 1/2 clinical trial in two patient cohorts. Cohort 1 includes patients with advanced melanoma, who were previously treated with anti-PD-1/PD-L1 blocking antibody therapy and, in those patients with BRAF mutations, after BRAF/MEK inhibitor therapy. In Cohort 2, we are investigating IOV-4001 in patients with metastatic NSCLC who have received no more than three prior lines of therapy, with or without oncogene driver mutations. We treated the first patient with IOV-4001 in the third quarter of 2022 and the Phase 1 safety portion of the clinical trial is ongoing.

Additional Clinical Trials

We previously investigated the potential for TIL cell therapy in metastatic HNSCC. The Phase 2 C-145-03 trial investigated LN-145 as monotherapy, using various manufacturing processes. The trial began in June 2017 and closed in January 2021 after reaching its pre-specified enrollment target. We also investigated LN-145 in combination with pembrolizumab in patients with HNSCC who are naïve to anti-PD-1 therapy in IOV-COM-202 Cohort 2A. The results from Cohort 2A are supportive of our strategies to develop TIL cell therapy in combination with pembrolizumab in earlier treatment settings for solid tumor cancers.

We have also explored the potential for polyclonal T cell immunotherapies in blood cancers. A first-in-human clinical trial, IOV-CLL-01, evaluated the safety and efficacy of IOV-2001, our polyclonal PBL therapy, in patients with relapsed or refractory chronic lymphocytic leukemia, or CLL, and small lymphocytic lymphoma, or SLL.

Next-Generation TIL Cell Therapy Product Candidates

Our next-generation technology platforms are designed to optimize outcomes with TIL cell therapy across three key initiatives: genetic modifications, potency, and new treatment regimens.

●	Genetic modifications: We are pursuing several targets for genetic modification that utilize the gene-editing TALEN® platform licensed from the clinical-stage biotechnology company, Cellectis. Single- and multiple- knockouts may further harness the immune system response to cancer and potentially increase the potency of TIL cell therapy. Preclinical development is also ongoing with cytokine-tethered TIL products and additional TIL products and TIL-cell lines using transient and stable gene insertion and inactivation, which may expand and activate TIL to achieve better efficacy while avoiding systemic side effects of cytokines.
●	Potency: We are exploring potential approaches to increase potency of the final TIL product through sorting and selection of specific TIL, such CD39/69 double-negative TIL, and the use of certain inhibitors or other reagents in TIL expansion cultures. We have also manufactured and investigated patient cohorts treated with TIL candidate, LN-145-S1, manufactured from TIL selected for PD-1 expression.
●	New treatment regimens: We are exploring potential improvements to the TIL treatment regimen. IND-enabling studies are investigating IOV-3001, an antibody cytokine-engrafted protein, or IL-2 analog, which we licensed from Novartis Pharma AG. in 2020.

Manufacturing Processes

Iovance was founded to build upon the promise of TIL cell therapy that was previously demonstrated in single-center clinical trials at academic centers. The NCI and other academic centers have historically manufactured TIL cell therapies for research purposes; using site-specific processes that have not been scalable or standardized to serve sizeable patient populations. Our multicenter trials and manufacturing processes have transformed TIL cell therapy into a commercially viable treatment which many more patients with cancer can access. At the end of 2023, more than 700 patients had been treated with an Iovance TIL cell therapy manufactured using our proprietary processes.

Our internal research and process development team has innovated TIL manufacturing and processing. Our initial Gen 1 manufacturing process modified the NCI’s original TIL manufacturing and processing so that it could be reproduced in a cGMP environment. Gen 1 TIL expansion occurred over a 5-to-6-week period and produced a non-cryopreserved product.

Building upon initial success with the Gen 1 process, our proprietary Gen 2 technology introduces manufacturing and logistical efficiencies aimed at further optimizing treatment and streamlining distribution processes. Gen 2 manufacturing takes 22 days and produces a cryopreserved final product. We currently use Gen 2 to manufacture our commercial product, Amtagvi™, and in most ongoing Iovance clinical trials. We are also committed to further improving and streamlining the processes for TIL cell therapy manufacturing and tumor sample collection. For example, we have developed a proprietary process for genetic modification to manufacture IOV-4001 and other next generation TIL cell therapy candidates, as well as a 16-day Gen 3 process to manufacture TIL from core biopsy as a less invasive collection of tumor samples.

Gen 2 Manufacturing Process

During the Gen 2 process, TILs are multiplied into the billions or 109 – 1011 of TIL. The process begins by collecting the patient’s tumor tissue by surgical biopsy for shipment to a central manufacturing facility, the iCTC or our CMO. The tumor is fragmented to facilitate a clear path for TILs to leave the tumor tissue and placed in media that optimizes the growth of TIL rather than other cell types. From days 0-11, cells grow slowly during the pre-rapid expansion, or pre-rep phase. The rapid expansion phase occurs from days 11-22. On Day 11, the cells are transferred to a larger bioreactor and feeder cells are introduced to further activate the TILs to proliferate. On day 16, the TILs are harvested while maintaining a closed system before they are counted and placed into multiple bioreactors which are incubated one last time. On day 22, TILs are filtered, washed, concentrated, and formulated with cryopreservation media before being placed in the final product bags and shipped back to the patient’s treatment center. Our commercial product, Amtagvi™, undergoes additional analytical and quality testing to meet certain criteria for commercial release prior to shipment to the ATCs.

Large-Scale Centralized Manufacturing for TIL Cell Therapies

The cell processing activities for our TIL cell therapies are conducted at centralized facilities under cGMP, using qualified equipment and materials. We are manufacturing our commercial product, Amtagvi™, at both our internal facility and a CMO to meet manufacturing capabilities and the current and expected demand for commercialization and clinical trials. The iCTC is the first FDA-approved, centralized and scalable cGMP manufacturing facility dedicated to producing TIL cell therapies. Through a manufacturing service agreement, or MSA, with WuXi Advanced Therapies, Inc., or WuXi, WuXi manufactures, packages, ships and handles quality assurance and quality control of our commercial product, Amtagvi™, working closely with our employees.

Certain clinical trials for our investigational TIL cell therapies are also supported by our MSA with WuXi as well as our Sponsored Research Agreement with the H. Lee Moffitt Cancer Center, or Moffitt. These relationships are described in more detail in the Research, Development, Manufacturing and License Agreements for TIL Cell Therapy section of this Annual Report on Form 10-K.

We expect to rely on our own manufacturing capabilities, together with other third parties, for the manufacturing and processing of commercial and investigational TIL cell therapy products to ensure sufficient capacity is available for commercial purposes and clinical trials. As an alternative, we also believe that, given sufficient time to hire staff and increase production, we have the ability to move our production of commercial and investigational TIL cell therapy products entirely in house. We believe that all materials and components utilized in the production of the final TIL product are readily available from qualified suppliers.

Research, Development, Manufacturing and License Agreements for TIL Cell Therapy

WuXi Advanced Therapies, Inc.

Manufacturing and Services Agreements

In November 2016, we entered into a three-year manufacturing services agreement, or the First WuXi MSA, with WuXi, pursuant to which WuXi agreed to provide manufacturing and other services, which has since been amended and assigned to our subsidiary Iovance Biotherapeutics Manufacturing LLC. Under the First Wuxi MSA, we entered into two statements of work for two cGMP manufacturing suites to be operated by WuXi for us. The terms of one of these statements of work were extended to December 2022.

In October 2022, Iovance Biotherapeutics Manufacturing LLC entered into an additional three-year MSA, or the Second WuXi MSA, with WuXi and its parent company WuXi Apptec, Co. Ltd. The Second WuXi MSA and its related statement of work superseded the statement of work under the First WuXi MSA with respect to commercial, clinical manufacturing and related testing services for the two existing manufacturing suites. Both suites are expected to be capable of use for the commercial manufacture of our products.

National Institutes of Health and the National Cancer Institute

Cooperative Research and Development Agreement

In August 2011, we signed a five-year Cooperative Research and Development Agreement, or CRADA, with the NCI to work on the development of adoptive cell immunotherapies in multiple solid tumor types, including unmodified TIL as a stand-alone therapy or in combination, improved methods for the generation and selection of TIL cell therapy with anti-tumor reactivity and strategies for more potent TILs. The CRADA was amended in 2015 and 2016, to, among other things, extend the term of the CRADA through August 2021, include new indications such as bladder, lung, triple-negative breast, and Human Papilloma Virus, or HPV, associated cancers and modify the focus on the development of unmodified TIL as a stand-alone therapy or in combination. The parties have continued the development of improved methods for the generation and selection of TIL with anti-tumor reactivity in metastatic melanoma, bladder, lung, breast, and HPV-associated cancers.

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

Patent License Agreement Related to the Development and Manufacture of TIL Cell Therapies

We have licensed exclusive, co-exclusive, and non-exclusive licenses from the National Institutes of Health, or the NIH, to certain technologies relating to autologous tumor infiltrating lymphocyte adoptive cell therapy products.

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

The Second Amended and Restated Patent License Agreement requires us to pay royalties based on a percentage of net sales in jurisdictions where patent rights exist, which percentage can fall into a tier that may be less than one percent to mid-single digits depending upon certain events, including the exclusivity of the rights, and we expect lower overall royalty payments as a result. We also agreed to pay potential milestone payments on the achievement of certain clinical, regulatory, and commercial sales milestones for each of the exclusive indications and other direct costs incurred by the NIH pursuant to the Second Amended and Restated Patent License Agreement. We have made and anticipate making additional milestone payments pursuant to the Second Amended and Restated Patent License Agreement, including payments ranging from several hundred thousand dollars to the mid-single-digit millions of dollars, in conjunction with certain development milestones, the approval of a BLA or its foreign equivalent, or the first U.S. and foreign commercial sales of any of our product candidates covered by the Second Amended and Restated Patent License Agreement. The term of the Second Amended and Restated Patent License Agreement continues until the expiry of the last-to-expire patent rights licensed thereunder, and the agreement contains standard termination provisions.

Exclusive Patent License Agreement Related to TIL Selection

In February 2015, we entered into an exclusive patent license agreement, or the Exclusive Patent License Agreement, with the NIH under which we received an exclusive worldwide license under the selected TIL patents. This license was superseded and replaced by the Second Amended and Restated Patent License Agreement.

H. Lee Moffitt Cancer Center

Research Collaboration and Clinical Grant Agreement

In June 2020, we entered into a Sponsored Research Agreement with Moffitt, with a term that ends either upon completion of the research thereunder or on July 1, 2022, whichever is sooner. In August 2023, this agreement was extended until September 2023. In December 2023, this agreement was extended until the later of November 30, 2024 or a mutually agreed determination of the completion of the Sponsored Research Agreement.

In December 2016, we entered into a clinical grant agreement with Moffitt to support an ongoing clinical trial at Moffitt that combines TIL cell therapy with nivolumab for the treatment of patients with metastatic melanoma. In June 2017, we entered into a second clinical grant agreement with Moffitt to support a new clinical trial at Moffitt that combines TIL cell therapy with nivolumab for the treatment of patients with non-small cell lung cancer, under which we obtained a non-exclusive, royalty-free license to any new Moffitt inventions made in the performance of the agreement. Under both clinical grant agreements with Moffit, we have non-exclusive rights to clinical data arising from the respective clinical trials, which are now concluded.

Exclusive License Agreements

We have exclusive license agreements to Moffitt’s patent-pending and patented technologies related to methods for improving TIL for adoptive cell therapy using toll-like receptor, or TLR, agonists, the use of 4-1BB agonists in conjunction with TIL manufacturing processes and therapies, and tumor digests in conjunction with TIL manufacturing processes and therapies.

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

Pursuant to the First Moffitt License, we paid an upfront licensing fee and a patent issuance fee upon the issuance of the first U.S. patent covering the subject technology. In addition, we agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales, which percentage is in the low single digits, and sublicensing payments, as applicable, and annual minimum royalties beginning with the first sale of products based on the licensed technologies, which minimum royalties will be credited against the percentage royalty payments otherwise payable in that year. We will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the First Moffitt License related to the treatment of any cancers in the U.S., Europe and Japan and in other countries designated by us in agreement with Moffitt.

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

Cellectis S.A.

Research Collaboration and Exclusive Worldwide License Agreement

In December 2019, we entered into a research collaboration and exclusive worldwide license agreement whereby we will license gene-editing technology from Cellectis, a clinical-stage biopharmaceutical company, to develop TIL cell therapies that have been genetically edited, including a PD-1 inactivated product that we refer to as IOV-4001. Financial terms of the license include annual license payments and development, regulatory and sales milestone payments from us to Cellectis, as well as royalty payments based on net sales of TALEN® modified TIL products.

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

Boehringer Ingelheim Biopharmaceuticals GmbH

In May 2023, as part of the completion of the acquisition of the worldwide rights to Proleukin®, we inherited a manufacturing and supply agreement from Clinigen with Boehringer Ingelheim Biopharmaceuticals GmbH, or BI, pursuant to which BI will carry out the processing, manufacturing and supply of Proleukin® in unlabeled vials. The term of this agreement is through October 2025, with automatic renewals for a period of two years unless terminated as permitted by the contract. Under this agreement, we must purchase a minimum number of vials each calendar year at fixed prices determined by vial batch size.

TIL Cell Therapy Landscape in Solid Tumors

Immune System and Cancer Surveillance

The immune system recognizes danger signals and responds to threats at a cellular level. The most significant components of the cellular aspect of the adaptive immune response are T cells, or T lymphocytes, so called because they mature in the thymus and are distinguished from B-cells which mature in the bone marrow. T cells can be distinguished from other white blood cells by T cell receptors present on their cell surface. These receptors contribute to tumor surveillance by helping T cells recognize infected as well as cancerous cells. T cells are involved in both sensing and killing infected or cancerous cells, as well as coordinating the activation of other cells in an immune response.

Challenges for Cancer Immunotherapy

According to the SEER program, solid tumor cancers represent more than 90 percent of all cancers diagnosed in the U.S. annually. Despite progress over the past several decades, effective treatment of solid tumors continues to be challenging for several reasons, including: (i) intratumoral heterogeneity, (ii) numerous mutations and tumor neoantigens, with <1% shared across patients and lack of clarity on which mutations or neoantigens are critical, and (iii) ability to adapt and evade treatments that target a single mutation. In addition, the tumor itself and the tumor microenvironment can suppress the patient’s natural immune response. When T cells with cancer-specific receptors are absent, present in low numbers, of poor quality, or rendered inactive by suppressive mechanisms employed by tumor tissue, the cancer can grow and spread to various organs. In addition, certain standard of care treatments for cancer can be deleterious to T cells’ ability to kill cancer.

Advancing Immuno-Oncology with Our TIL Technology Platform

We believe that adoptive cell therapy, specifically the use of human polyclonal TIL cells to reengage the immune system, may be a significant advancement in the treatment of cancer. Our TIL technology platform was validated by the first FDA approval of a TIL cell therapy and is potentially applicable to many solid tumor cancers. This platform is focused on leveraging patient-specific cells to recognize and attack diverse cancer cells that are unique to each patient. Unlike cell therapies that act on a single or small number of shared antigen targets common to certain tumors, TIL cell therapy is an individualized, polyclonal T cell therapy designed to target a variety of neoantigens that are unique to the patient or tumor.

Our initial strategy is to deliver our commercial product, Amtagvi™, as well as investigational TIL cell therapies for patients with late-stage solid tumor cancers. After infusion, TIL can potentially infiltrate the tumor to eliminate cancer cells, further proliferate in the body and potentially overcome several mechanisms of tumor escape to which endogenous T cells may be susceptible due to the immune-suppressive tumor microenvironment.

For earlier intervention, we are investigating our TIL cell therapy in combination with ICIs. These ICIs seek to overcome one of the main escape mechanisms of cancer against an immune system attack. TIL cell therapy and ICIs may work in combination to target and attack cancer cells while breaking down barriers for the immune system to mount a response.

Competition

The biotechnology and pharmaceutical industries put significant resources into developing novel and proprietary therapies for the treatment of cancer. We compete with multiple entities who have developed and are developing immuno-oncology therapies, including large and specialty pharmaceutical and biotechnology companies, academic research institutions and governmental agencies and public and private research institutions, as well as companies developing novel targeted therapies for cancer. Universities and public and private research institutions in the U.S. and Europe are also potential competitors. For example, a Phase 3 M14TIL clinical trial comparing TIL to standard ipilimumab in patients with metastatic melanoma is currently being conducted in Europe by the Netherlands Cancer Institute, the Copenhagen University Hospital at Herlev, and the University of Manchester. Results from the M14TIL clinical trial were presented at the European Society for Medical Oncology Congress in September 2022 and published in the New England Journal of Medicine in December 2022. While these universities and public and private research institutions primarily have educational objectives, they may develop proprietary technologies that lead to other FDA-approved therapies or that secure patent protection that we may need for the development of our technologies and products.

Due to the promising clinical therapeutic effect of competitor therapies in clinical exploratory trials, we anticipate substantial direct competition from other organizations developing advanced T cell therapies targeting patients who have received prior anti-PD-1/-L1 therapies. In particular, we expect to compete with other new therapies for our lead indications developed by companies such as Agenus, BeyondSpring, Bristol-Myers Squibb, Merck, Nektar Therapeutics, Checkmate Pharmaceuticals, Daiichi Sankyo, Eisai, Exelixis, Moderna, Replimune, Regeneron Pharmaceuticals, Pfizer, and Genmab. We also may compete with other TIL cell therapies in development by companies such as Instil Bio, Achilles Therapeutics, KSQ Therapeutics, Obsidian Therapeutics, Immatics, TILT Biotherapeutics, WindMIL Therapeutics, GRIT Biotechnology, Lyell Immunopharma, Cellular Biomedicine Group, and others. Furthermore, we may compete with therapies based on genetically engineered T cell receptors rendered reactive against tumor-associated antigens prior to their administration to patients, as well as TIL cell therapies that are designed to be specific to neoantigens, including products developed by Adaptimmune Therapeutics, Alaunos Therapeutics, Intima Bioscience, Marker Therapeutics, Turnstone Biologics, Neogene and others. To date, these technologies have been primarily applicable to hematologic malignancies, but their application in solid tumor indications may create competition with us. We may also face competition from immunotherapy treatments offered by companies such as Amgen, AstraZeneca, Bristol-Myers Squibb, Merck, Pfizer, Regeneron Pharmaceuticals, Roche, and BioNTech. We may also face competition from novel IL-2 treatments in development by Alkermes, Werewolf, Merck, Sanofi, Neoleukin Therapeutics and others. Many of these companies and our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources, and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the U.S. and internationally. Our competitors may obtain regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in competitors establishing a strong market position before we are able to enter the market.

Our portfolio includes our commercial products Amtagvi™ and Proleukin® as well as our pipeline of investigational TIL cell therapies. Currently, there are numerous companies that are developing various alternate treatments for advanced melanoma, NSCLC and other solid tumor cancers that we are seeking to address, including patients that have progressed after prior treatment with checkpoint inhibitors and chemotherapy. Accordingly, our TIL cell therapies face significant competition from multiple companies. Even with the regulatory approval for Amtagvi™, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our therapies.

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

Intellectual Property

We aim to lead in the field of T cell-based immunotherapy by building and augmenting the patent rights for our proprietary TIL technology platform, which we have developed internally and licensed from third parties. Intellectual property is of importance in our field and in biotechnology generally. We seek to protect and enhance proprietary technology, inventions, and improvements that are commercially important to the development of our business by seeking, maintaining, and defending patent rights. We also plan to rely on regulatory protection afforded through Orphan Drug Designation, or ODD, available regulatory exclusivities and patent term extensions where available. To achieve this objective, our strategic focus has been to develop our own intellectual property, while also identifying and licensing patents from third parties that provide protection and serve as an optimal platform to enhance our intellectual property and technology base. We expect to further develop our patent portfolio as a strategic focus in 2024.

We have established a leading intellectual property portfolio developed internally and licensed from third parties. We currently own more than 60 U.S. patents related to TIL cell therapy, including patents directed to compositions and methods of treatment in a broad range of cancers, such as U.S. Patent Nos. 10,130,659; 10,166,257; 10,272,113; 10,363,273; 10,398,734; 10,420,799; 10,463,697; 10,517,894; 10,537,595; 10,639,330; 10,646,517; 10,653,723; 10,695,372; 10,894,063; 10,905,718; 10,918,666; 10,925,900; 10,933,094; 10,946,044; 10,946,045; 10,953,046; 10,953,047; 11,007,225; 11,007,226; 11,013,770; 11,026,974; 11,040,070; 11,052,115; 11,052,116; 11,058,728; 11,083,752; 11,123,371; 11,141,438; 11,168,303; 11,168,304; 11,179,419; 11,202,803; 11,202,804; 11,220,670; 11,241,456; 11,254,913; 11,266,694; 11,273,180; 11,273,181; 11,291,687; 11,304,979; 11,304,980; 11,311,578; 11,337,998; 11,344,579; 11,344,580; 11,344,581; 11,351,197; 11,351,198; 11,351,199; 11,364,266; 11,369,637; 11,384,337; 11,433,097; 11,517,592; 11,529,372 ; 11,541,077; 11,713,446; 11,819,517; and 11,866,688. More than 40 of these patents are related to our Gen 2 TIL manufacturing processes and have terms that we anticipate will extend to January 2038, not including any patent term extensions or adjustments that may be available. Our owned and licensed intellectual property portfolio also includes patents and patent applications relating to TIL, marrow infiltrating lymphocytes, or MIL, and peripheral blood lymphocyte, or PBL, therapies; frozen tumor-based TIL technologies; remnant TIL and digest TIL compositions, methods and processes; methods of manufacturing TIL, MIL, and PBL therapies; the use of costimulatory and T cell modulating molecules in TIL cell therapy and manufacturing; stable and transient genetically-modified TIL cell therapies, including genetic knockouts of immune checkpoints; cytokine-tethered TIL cell therapies; methods of using ICIs in combination with TIL cell therapies; TIL selection technologies; and methods of treating patient subpopulations.

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

Biologic products are regulated by the FDA under a combination of the federal Food, Drug, and Cosmetic Act, or FDCA, and Public Health Services Act, or PHSA, and the FDA’s implementing regulations. Failure to comply with regulatory requirements may result in significant regulatory actions. Such actions may include refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold or termination of clinical trials, warning letters, untitled letters, modification of promotional materials or labeling, provision of corrective information, imposition of post-market requirements, including the need for additional testing, imposition of distribution or other restrictions under a Risk Evaluation and Mitigation Strategy, or REMS, product recalls, product seizures or detentions, refusal to allow imports or exports, total or partial suspension of production or distribution, FDA debarment, injunctions, fines, consent decrees, corporate integrity agreements, debarment from receiving government contracts and new orders under existing contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement, or civil or criminal penalties, including fines and imprisonment, and adverse publicity, among other adverse consequences.

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

BLA Approval and Post-Approval Requirements

BLA Submission and Review by the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by investigators. The submission of a BLA requires payment of a substantial user fee to the FDA, under PDUFA, and the sponsor of an approved BLA is also subject to annual program fees. These fees are typically increased annually. A waiver of user fees may be obtained under certain limited circumstances.

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

In addition, the Food and Drug Administration Safety and Innovation Act, or FDASIA, which was enacted and signed into law in 2012, established the new Breakthrough Therapy Designation, or BTD. A sponsor may seek FDA designation of its product candidate as a Breakthrough Therapy if the product candidate is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Sponsors may request the FDA to designate a Breakthrough Therapy at the time of or any time after the submission of an IND, but ideally before an end-of-Phase 2 meeting with the FDA. If the FDA designates a Breakthrough Therapy, it may take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the therapy; providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and considering alternative clinical trial designs when scientifically appropriate, which may result in smaller clinical trials or more efficient clinical trials that require less time to complete and may minimize the number of patients exposed to a potentially less efficacious treatment. BTD also allows the sponsor to file sections of the BLA for review on a rolling basis.

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

Regulatory Designations

The FDA has granted ODD for lifileucel in the U.S. to treat malignant melanoma stages IIB-IV and for the treatment of cervical cancer with a tumor size of greater than 2 cm in diameter; Fast Track and RMAT designations for lifileucel to treat advanced metastatic melanoma; Fast Track and BTD for lifileucel to treat metastatic cervical cancer; and Fast Track designation for lifileucel in combination with pembrolizumab for the treatment of ICI naïve metastatic melanoma.

Orphan Drug Designations

During 2015, we received ODD for lifileucel in the U.S. to treat malignant melanoma stages IIB-IV, and in 2018, we received an ODD for lifileucel for the treatment of cervical cancer with a tumor size of greater than 2 cm in diameter. If approved, an ODD provides seven years of market exclusivity in the U.S., which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic, as sameness is defined in the FDA’s regulations, for the same indication for seven years, subject to certain limited exceptions. However, an ODD does not convey any advantage in, or shorten the duration of, the regulatory review or approval process. The benefits and limitations of ODD are described in more detail under the Government Regulations section in this Annual Report on Form 10-K.

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

Payment or reimbursement of prescription drugs by Medicaid or Medicare requires manufacturers of the drugs to submit pricing information to the Centers for Medicare & Medicaid Services, or CMS. The Medicaid Drug Rebate statute requires manufacturers to calculate and report price points, which are used to determine Medicaid rebate payments shared between the states and the federal government and Medicaid payment rates for the drug. For drugs paid under Medicare Part B, manufacturers must also calculate and report their Average Sales Price or ASP, which is used to determine the Medicare Part B payment rate for the drug. Drugs that are approved under a BLA or a New Drug Application, or NDA, including 505(b)(2) drugs, are subject to an additional inflation penalty which can substantially increase rebate payments. In addition, for BLA and NDA drugs, the Veterans Health Care Act, or VHCA, requires manufacturers to calculate and report to the Veterans Administration, or VA, a different price called the Non Federal Average Manufacturing Price, which is used to determine the maximum price that can be charged to certain federal agencies, referred to as the Federal Ceiling Price, or FCP. Like the Medicaid rebate amount, the FCP includes an inflation penalty. A Department of Defense regulation requires manufacturers to provide this discount on drugs dispensed by retail pharmacies when paid by the TRICARE Program. All these price reporting requirements create the risk of submitting false information to the government, and potential FCA liability.

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

Employees and Human Capital Management

As of December 31, 2023, we had 557 employees, 425 of whom were engaged in research and development activities and 132 of whom were engaged in general and administrative support activities. None of our employees are subject to a collective bargaining agreement. Our employees are highly skilled, and many hold advanced degrees. Most of our employees have experience with the development of cell therapies. We consider our relationship with our employees to be good. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth, career opportunities, and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, Employee Stock Purchase Plan, a 401(k) plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among other benefits. We may take further actions, in compliance with all appropriate government regulations, that we determine to be in the best interest of our employees.

Available Information

We maintain a website at www.iovance.com and make available there, free of charge, our periodic reports filed with the U.S. Securities and Exchange Commission, or SEC, as soon as is reasonably practicable after filing. The SEC maintains a website at http:/www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the SEC.

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

Risks Related to Our Business:

●	We have a history of operating losses; we expect to continue to incur losses and we may never be profitable;
●	We may need additional financing to fund our operations and complete the development of our various product candidates and commercialization of our products, and if we are unable to obtain such financing, we may be unable to complete the development of our product candidates and commercialization of our products. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates;
●	The manufacture of our products and product candidates is complex, and we may encounter difficulties in production, particularly with respect to process development, quality control, or scaling-up of our manufacturing capabilities. If we, or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure;
●	Cell-based therapies and biologics rely on the availability of biological raw materials (including live cells), chemicals and agents used for manufacturing, reagents, specialized equipment, and other specialty materials, which may not be available to us on acceptable terms or at all. For each of these, we rely or may rely on treatment sites, limited manufacturers, sole source vendors, or a limited number of vendors, which could impair our ability to manufacture and supply our products;
●	Because our current products represent, and our other potential product candidates will represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, the market acceptance, third-party reimbursement coverage and the commercial potential of our product candidates;
●	No assurance can be given that the Gen 2 manufacturing process or other processes we have selected will be FDA-compliant or more efficient and will lower the cost to manufacture TIL products;
●	We face significant competition from other biotechnology and pharmaceutical companies and from non-profit institutions;
●	Our projections regarding the market opportunities for our products and product candidates may not be accurate, and the actual market for our products and product candidates may be smaller than we estimate;
●	We may be unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our products and product candidates, if they are approved, and as a result, we may be unable to generate significant product revenues;
●	If our products or product candidates do not achieve broad market acceptance, the revenues that we generate from their sales will be limited;
●	Our products and product candidates may face competition sooner than anticipated;
●	As a condition of approval, the FDA may require that we implement various post-marketing requirements and conduct post-marketing studies, any of which would require a substantial investment of time, effort, and money, and which may limit our commercial prospects;
●	We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth;
●	We may rely on third parties to perform many essential services for any products that we commercialize, including services related to distribution, government price reporting, customer service, accounts receivable management, cash collection, and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize our current or future products will be significantly impacted and we may be subject to regulatory sanctions;
●	We may be unable to successfully or sufficiently expand our manufacturing capacity to meet demand for our products;
●	We depend on the success of our product candidates and cannot guarantee that these product candidates will successfully complete development, receive regulatory approval, or be successfully commercialized;
●	Development of a product candidate intended for use in combination with an already approved product may present more or different challenges than development of a product candidate for use as a single agent;
●	A Fast Track product designation, BTD, or other designation to facilitate product candidate development may not lead to faster development or a faster regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval;
●	While lifileucel has received ODD for melanoma stages IIB-IV and for cervical cancer patients with tumors greater than 2 cm, there is no guarantee that we will be able to maintain this designation, receive these designations for any of our other product candidates, or receive or maintain any corresponding benefits, including periods of exclusivity;

●	We may encounter substantial delays in our clinical trials or may not be able to conduct our clinical trials on the timelines we expect and we may be required to conduct additional clinical trials or modify current or future clinical trials based on feedback we receive from the FDA;
●	It may take longer and cost more to complete our clinical trials than we project, or we may not be able to complete them at all;
●	Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which would prevent or delay regulatory approval and commercialization;
●	We are required to pay substantial royalties and lump sum benchmark payments under our license or acquisition agreements with the NIH, Moffitt, Novartis, Clinigen, and Cellectis, and we must meet certain milestones to maintain our license rights;
●	We rely on and collaborate with governmental, academic, and corporate partners or agencies to approve, improve, and develop TIL cell therapies for new indications for use in combination with other therapies and to evaluate new TIL manufacturing methods, the results of which, because the manufacturing processes are not within our control, and may be incorrect or unreliable;
●	Our business could be adversely affected by the effects of health epidemics, including the COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations, including at our headquarters in San Carlos, California and at our manufacturing facility in Philadelphia, Pennsylvania, which have previously been subject to state executive orders and shelter-in-place orders, and at our clinical trial sites, as well as the business or operations of our other manufacturers, contract research organizations, or CROs, or other third parties with whom we conduct business;
●	We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, ongoing military conflicts between Russia and Ukraine and Israel and Hamas and record inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine and the Middle East, geopolitical tensions or record inflation;
●	Climate change or legal, regulatory or market measures to address climate change may negatively affect our business, results of operations, cash flows and prospects; and
●	Environmental, social and governance matters may impact our business and reputation.

Risks Related to Government Regulation:

●	We are subject to extensive regulation, which can be costly, time consuming and can subject us to unanticipated delays; even after obtaining regulatory approval for some of our products and/or product candidates, those products and/or product candidates may still face regulatory difficulties;
●	The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates;
●	Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions;
●	Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates profitably; and
●	Governments outside the U.S. tend to impose strict price controls, which may adversely affect our revenues, if any.

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

Risks Related to Our Business

Risks Related to Our Financial Position and Need for Additional Capital

We have a history of operating losses; we expect to continue to incur losses and we may never be profitable.

We are a commercial-stage biopharmaceutical company pioneering a transformational approach to treating cancer by harnessing the human immune system’s ability to recognize and destroy diverse cancer cells using therapies personalized for each patient. Until recently, we did not have products approved for commercial sale and have not generated significant revenue from operations. With the closing of the acquisition of the worldwide rights to Proleukin® in May 2023, we began to have commercial sales. As of December 31, 2023, we had an accumulated deficit of $2.0 billion. In addition, during the year ended December 31, 2023, we incurred a net loss of $444.0 million. While we are beginning the commercial launch of our product, Amtagvi™, we do not expect to generate any meaningful product sales until later in 2024. We expect to incur significant additional operating losses in the future as we expand our development and clinical trial activities in support of demonstrating the effectiveness of our products.

Our ability to achieve long-term profitability is dependent upon obtaining regulatory approvals for our products and successfully commercializing our products alone or with third parties. However, our operations may not be profitable even if any of our products under development are successfully developed and produced and thereafter commercialized.

We may need additional financing to fund our operations and complete the development of our various product candidates and commercialization of our products, and if we are unable to obtain such financing, we may be unable to complete the development of our product candidates and commercialization of our products. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Our operations have consumed substantial amounts of cash since inception. From our inception to December 31, 2023, we have an accumulated deficit of $2.0 billion. In addition, our research and development and our operating costs have also been substantial and are expected to increase. For example, in October 2018, we closed an underwritten public offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $236.7 million. In June 2020, we closed another underwritten offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $567.0 million. In July 2023, we closed another underwritten offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $161.5 million. In February 2021, we entered into an open market sale agreement, or the 2021 Sale Agreement, with Jefferies LLC, or Jefferies, which provided for the sale of up to $350.0 million of our common stock from time to time, which was subsequently increased to $500.0 million in November 2022 upon the execution of an updated open market sale agreement, or the 2022 Sale Agreement, with Jefferies. In June 2023, we entered into a new open market sale agreement, or the 2023 Sale Agreement, with Jefferies, which superseded the 2022 Sale Agreement and provided for the sale of up to $450.0 million of our common stock from time to time. As of December 31, 2023, we had $346.3 million in cash, cash equivalents, investments, and restricted cash ($114.9 million of cash and cash equivalents, $165.0 million in short-term investments, and restricted cash of $66.4 million).

Accordingly, based on the funds we have available as of the date these consolidated financial statements are issued, which include estimated net proceeds (after deducting underwriting and other offering expenses) of approximately $197.1 million from the public offering of our common stock completed on February 22, 2024, we believe that we have sufficient capital to fund our anticipated operating expenses and capital expenditures as planned for at least the next twelve months following the issuance of our consolidated financial statements included in this Annual Report on Form 10-K. However, in order to complete the development of our current product candidates, and in order to effect our business plan, including establishing our own manufacturing facility, we anticipate that we will have to spend more than the funds currently available to us. Furthermore, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may require additional capital for the further development of our product candidates and commercialization of our products and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Moreover, our fixed expenses such as rent, minimum payments to our contract manufacturers, and other contractual commitments, including those for our research collaborations, are substantial and are expected to increase in the future.

We will need to obtain additional financing to fund our future operations, including completing the development of our product candidates and commercialization of our products. Our future funding requirements will depend on many factors, including, but not limited to:

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

Subject to various spending levels approved by our Board of Directors, our management will have broad discretion in the use of the net proceeds from our capital raises, including our July 2023, June 2020, October 2018 and January 2018 public offerings and the proceeds from sales pursuant to our “at-the-market” sale agreement with Jefferies LLC, and may not use them effectively.

Our management will have discretion in the application of the net proceeds from our capital raises, including our July 2023, June 2020, October 2018, and January 2018 public offerings, and the proceeds from sales pursuant to the 2023 Sale Agreement with Jefferies, which provides for the sale of up to $450.0 million of our common stock from time to time, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from our capital raises are being used appropriately. You may not agree with our decisions, and our use of the proceeds from our capital raises may not yield any return to stockholders. Because of the number and variability of factors that will determine our use of the net proceeds from our capital raises, their ultimate use may vary substantially from their currently intended use. Our failure to apply the net proceeds of our capital raises effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. Stockholders will not have the opportunity to influence our decisions on how to use our net proceeds from our capital raises. Pending their use, we may invest the net proceeds from our capital raises in interest and non-interest-bearing cash accounts, short-term, investment-grade, interest-bearing instruments and U.S. government securities. These temporary investments are not likely to yield a significant return.

The use of our net operating loss carryforwards and research tax credits may be limited.

Our net operating loss carryforwards and any future research and development tax credits may expire and not be used. As of December 31, 2023, we had U.S. federal net operating loss carryforwards of approximately $1.2 billion. Our net operating loss carryforwards arising in taxable years ending on or prior to December 31, 2017, will begin expiring in 2027 if we have not used them prior to that time. Net operating loss carryforwards arising in taxable years ending after December 31, 2017, are no longer subject to expiration under the Internal Revenue Code of 1986, as amended, or the Code. Additionally, our ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Sections 382 and 383 of the Code, respectively, if we have a cumulative change in ownership of more than 50% within a three-year period.

Prior to December 31, 2023, we experienced multiple ownership changes. As a result, the federal and state carryforwards associated with the net operating loss and credit deferred tax assets were reduced by the amount of tax attributes estimated to expire during their respective carryforward periods. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. Depending on our future tax position, limitation of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

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

Risks Related to the Manufacturing and Commercialization of Our Products and Product Candidates

Even though our lead product Amtagvi™ is approved and commercialized, we may not become profitable.

Our lead product, Amtagvi™, is initially targeting a small population of refractory patients that suffer from metastatic melanoma. Even with FDA approval of Amtagvi™, and even if we obtain significant market share, because the potential target population for Amtagvi™ in refractory patients may be small, we may never achieve profitability without obtaining regulatory approval for additional indications. The FDA often approves new therapies initially only for use in patients with relapsed or refractory metastatic disease. We expect to initially seek approval of our product candidates in this setting and are currently conducting clinical trials on these patient populations. Since Proleukin® is an established product and there are competing products in development, the success of Proleukin® is closely tied to Amtagvi™ and use with other cell therapies. An approval for a marketed product, such as Proleukin®, may be withdrawn by the FDA or another regulatory agency and disrupt both Proleukin® and Amtagvi™ because of their codependency. Additionally, Proleukin® revenues are dependent upon continued use in manufacturing and clinical settings by Iovance and other cell therapy companies.

The manufacture of our products and product candidates is complex, and we may encounter difficulties in production, particularly with respect to process development, quality control, or scaling-up of our manufacturing capabilities. If we, or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

Our products and product candidates are biologics and the process of manufacturing our products is complex, highly regulated and subject to multiple risks. The manufacture of our products and product candidates involves complex processes, including harvesting tumor fragments from patients, isolating the T-cells from the tumor fragments, multiplying the T-cells to obtain the desired dose, and ultimately infusing the T-cells back into a patient. The complexities of manufacturing cell therapy products require extensive collaboration with treatment centers including the provision of patient tumor tissue for manufacture. Manufacturing is dependent on many factors including quality of the patient tumor tissue, treatment center training, and unique factors specific to autologous cell therapy manufacturing that can jeopardize the product approval, launch, scale, and capacity. As a result of the complexities, the cost to manufacture biologics is generally higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and is more difficult to reproduce. Our manufacturing process will be susceptible to product loss or failure due to logistical issues associated with the collection of tumor fragments, or starting material, from the patient, shipping such material to the manufacturing site, shipping the final product back to the patient, and infusing the patient with the product, manufacturing issues associated with the differences in patient starting material, interruptions in the manufacturing process, contamination, equipment failure, assay failures, improper installation or operation of equipment, vendor or operator error, inconsistency in cell growth, meeting pre-specified release criteria, and variability in product characteristics. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If for any reason we lose a patient’s starting material, or later-developed product at any point in the process, or if any product does not meet the applicable specifications, the manufacturing process for that patient will need to be restarted, including resection of the proper amount of tumor fragment, and the resulting delay may adversely affect that patient’s outcome. If microbial, viral, environmental or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

Because our products and product candidates are manufactured specifically for each individual patient, we will be required to maintain a chain of identity and chain of custody with respect to the patient’s tumor as it moves from the patient to the manufacturing facility, through the manufacturing process, and back to the patient. Maintaining such chains of identity and chains of custody is difficult and complex, and failure to do so could result in adverse patient outcomes, loss of product, or regulatory action including withdrawal of our products from the market. Further, as product candidates are developed through preclinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials or otherwise necessitate the conduct of additional studies.

Currently, our products and product candidates are manufactured using processes developed or modified by us or by our third-party research institution collaborators that we may not intend to use for more advanced clinical trials or commercialization. Gen 2 is the FDA-approved, commercial manufacturing process for Amtagvi™ and has been selected for all ongoing and future company-sponsored clinical trials. Although we believe Gen 2 is a commercially viable process, there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency, and timely availability of raw materials. As a result of these challenges, we may experience delays in our clinical development and/or commercialization plans. Furthermore, we may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

In May 2019 we entered into a lease agreement to build a commercial-scale manufacturing facility, the iCTC, in Philadelphia, Pennsylvania for commercial and clinical production of autologous TIL products, including our product Amtagvi™. The iCTC is currently manufacturing TIL for our ongoing clinical trials and preparing to provide commercial supply upon potential BLA approval; as of the end of 2021, we had completed the commissioning activities at the iCTC and successfully initiated manufacturing of clinical batches of lifileucel and LN-145, representing our first internally manufactured TIL product, as we continue our launch readiness activities to supply commercial TIL upon potential BLA approval. We expect our manufacturing facility will provide us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes, and allow for better long-term margins. We have built capacity to potentially treat thousands of cancer patients annually. However, we may not be successful in finalizing the development of our own manufacturing facility or capability. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, power failures, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

The manufacture of cell therapy products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, and compliance with strictly enforced federal, state, local and foreign regulations. The FDA may take a restrictive approach when regulating cell therapy manufacturing facilities that could result in delays, product release challenges, shortages, or capacity restraints.

Our current manufacturing strategy involves the use of CMOs in conjunction with the manufacturing capacity at the iCTC. Currently our products and product candidates are also manufactured by WuXi and previously by Moffitt. Additionally, we partner with American Red Cross, or ARC, to leverage their GMP approved facilities and operate our own facility to produce feeder cells for TIL manufacturing. The process for manufacturing TIL is heavily reliant on the supply of biological raw materials and maintaining a GMP facility capable of supplying our manufacturing facilities with quality cells to make the final product. There are only a limited number of these types of facilities and sources for the materials needed by TIL cell therapy manufacturers. The iCTC and our CMO are aseptic manufacturing facilities that operate clean rooms for the production of TIL cell therapies, which are subject to contamination, labor, occupational safety, regulatory, climate, and environmental risks that could interfere with production. Any problems or delays we or our CMOs experience in preparing for commercial scale manufacturing of a product, product candidate, or component thereof may result, in the case of product candidates, a delay in the FDA approval thereof or, in the case of products, may impair our ability to manufacture commercial quantities or such quantities at an acceptable cost, which could result in the delay, prevention, or impairment of clinical development of our product candidates and commercialization of our products and could adversely affect our business. Furthermore, if we or our commercial manufacturers fail to deliver the required commercial quantities of our product candidates on a timely basis and at reasonable costs, we would likely be unable to meet demand for our products and we would lose potential revenues.

Moreover, should we continue to use CMOs, we may not succeed in maintaining our relationships with our current CMO or establishing relationships with additional or alternative CMOs. Our products and product candidates may compete with other products and product candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing for us and willing to do so. If our CMOs should cease manufacturing for us, we would experience delays in obtaining sufficient quantities of our product candidates for clinical trials and, if approved, commercial supply. Further, our CMOs may breach, terminate, or not renew these agreements. If we were to need to find alternative manufacturing facilities it would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. The commercial terms of any new arrangement could be less favorable than our existing arrangements and the expenses relating to the transfer of necessary technology and processes could be significant.

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
●termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that may be costly or damaging to us or result in delays in the development or commercialization of our products and/or product candidates;
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

In addition, the manufacturing process and facilities for any products that we may develop at the iCTC and or our CMOs is subject to FDA and foreign regulatory authority approval processes, and we or our CMOs will need to meet all applicable FDA and foreign regulatory authority requirements, including cGMP, on an ongoing basis. The cGMP requirements include quality control, quality assurance, and the maintenance of records and documentation. The FDA and other regulatory authorities enforce these requirements through facility inspections. Manufacturing facilities must submit to pre-approval inspections by the FDA that will be conducted after we submit our marketing applications, including our BLAs, to the FDA. Manufacturers are also subject to continuing regulatory oversight by FDA and other regulatory authorities, including inspections following marketing approval. Further, we, in cooperation with our CMOs, must supply all necessary chemistry, manufacturing, and control documentation for a pre-approval inspection in support of a BLA on a timely basis. There is no guarantee that we or our CMOs will be able to successfully pass all aspects of a pre-approval inspection by the FDA or other foreign regulatory authorities.

Our manufacturing facilities or our CMOs’ manufacturing facilities may be unable to comply with our specifications, cGMP, and with other FDA, state, and foreign regulatory requirements. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of product candidate that may not be detectable in final product testing. If we or our CMOs are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, or in accordance with the strict regulatory requirements, we may not obtain or maintain the approvals we need to commercialize such products. Even after obtaining regulatory approval, in the case of our products, and even if we obtain regulatory approval, in the case of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Deviations from manufacturing requirements may further require remedial measures that may be costly and/or time-consuming for us or a third party to implement and may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

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

Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations, and growth prospects.

Cell-based therapies and biologics rely on the availability of biological raw materials (including live cells), chemicals and agents used for manufacturing, reagents, specialized equipment, and other specialty materials, which may not be available to us on acceptable terms or at all. For each of these we rely or may rely on treatment sites, limited manufacturers, sole source vendors or a limited number of vendors, which could impair our ability to manufacture and supply our products.

Manufacturing our products and product candidates requires live cells among other biological raw materials, chemicals and agents used for manufacturing. Many reagents, which are substances used in our manufacturing processes to bring about chemical or biological reactions, and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. We currently depend on a limited number of vendors for certain materials and equipment used in the manufacture of our product candidates. Some of these suppliers may not have the capacity to support clinical trials and commercial products manufactured under cGMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. We also do not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Accordingly, we may experience delays in receiving key materials and equipment to support clinical or commercial manufacturing.

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

Cell based therapies may take longer to attain insurance coverage, and although we may apply for special government programs and prepare the market for product approval, there is no way to ensure that healthcare providers, insurance companies, or other third parties will reimburse our product at an expeditious rate. Even if we obtain insurance coverage for our product from payors, coverage at treatment centers will require payment for the total cost of care which involves surgery, conditioning chemotherapy, as well as other staffing and hospitalization needs. This will require coordination between authorized treatment centers and other payors including government payors that may only cover a portion of charges. If our treatment centers do not successfully obtain coverage in time, there may be a slow uptake or variable or limited access, if at all, to our therapies.

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

Our TIL cell therapies and our other therapies may be provided to patients in combination with other agents provided by third parties. The cost of such combination therapy may increase the overall cost of therapy and may result in issues regarding the allocation of reimbursements between our therapy and the other agents, all of which may affect our ability to obtain reimbursement coverage for the combination therapy from governmental or private third-party medical insurers.

No assurance can be given that the Gen 2 manufacturing process or other processes we have selected will be FDA-compliant or more efficient and will lower the cost to manufacture TIL products.

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

Our business entails a significant risk of product liability. If product liability lawsuits are brought against us, whether or not meritorious, we may incur substantial liabilities and may be required to limit or halt commercialization of our products and/or product candidates.

We face an inherent risk of product liability as a result of the clinical testing and manufacture of our product candidates for human trials, and we currently face an even greater risk as we commercialize products and engage in the quality testing and release of products. For example, we may be sued if our products and/or product candidates cause, are perceived, or alleged to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing, or sale, whether or not trial participants or patients are predisposed to adverse outcomes. Furthermore, if physicians and/or hospitals are not sufficiently trained in the use of our products or therapies, whether clinical or commercialized, they may misuse or ineffectively use our products or related products for our therapies, which may result in unsatisfactory patient outcomes or patient injury. Any such product liability claims may include allegations of defects in manufacturing, defects in design, defects in quality control measures, a failure to warn of dangers inherent in the product, negligence, strict liability, and/or a breach of warranties. Claims could also be asserted under state consumer protection acts. Large judgements have also been awarded in class action lawsuits based on therapeutics that had unanticipated side effects. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or halt commercialization of our products and/or product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●decreased or interrupted demand for our products and/or product candidates;
●injury to our reputation;
●withdrawal of clinical trial participants or sites and potential termination of clinical trial sites or entire clinical programs;
●initiation of investigations by regulators (including investigation of the safety and effectiveness of our products, our manufacturing processes and facilities, or our marketing programs), refusal to approve marketing applications or supplements, warnings, and withdrawal or other limitations on product approvals;
●costs to prepare for and defend the related litigation;
●a diversion of management’s time and our resources;
●substantial monetary awards to clinical trial participants or patients;
●product recalls, withdrawals, or restrictions on labeling, marketing, or promotions;
●loss of revenue;
●significant negative media attention;
●decrease in the price of our stock and overall value of our company;
●exhaustion of our available insurance coverage and our capital resources; and/or
●the delay or inability to commercialize our product candidates or achieve adequate revenue from our products.

Our inability to obtain sufficient product liability insurance at an acceptable cost and/or scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with corporate collaborators. Our insurance policies may also have various exclusions and/or deductibles, and we may be subject to a product liability or bodily injury claim for which we have no coverage or for which the insurance carrier disputes the scope of coverage. Furthermore, any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure coverage in the future. Although we currently have product liability insurance that we believe is appropriate for our stage of development, we may need to obtain higher levels to cover marketing any of our approved products.  In addition, we may have to pay amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. We anticipate that we will need to increase our insurance coverage as we commence additional clinical trials and as we commercialize product candidates that have been or may be approved. If we determine that it is prudent to increase our product liability coverage, we may be unable to obtain such increased coverage on acceptable terms, or at all. The market for insurance coverage is increasingly expensive, and the costs of insurance coverage will increase as our clinical programs and commercialization efforts increase in size. Furthermore, even if our agreements with corporate collaborators entitle us to indemnification against product liability losses, such indemnification may not be available or adequate should any claim arise.

Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources, adversely affect or eliminate the prospects for commercialization or sales of a product that is the subject of any such claim, and could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

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

Due to the promising clinical therapeutic effect of competitor therapies in clinical exploratory trials, we anticipate substantial direct competition from other organizations developing advanced T-cell therapies targeting patients who have received prior anti-PD-1/PD-L1 therapies. In particular, we expect to compete with other new therapies for our lead indications developed by companies such as Agenus, BeyondSpring, Bristol-Myers Squibb, Merck, Nektar Therapeutics, Checkmate Pharmaceuticals, Daiichi Sankyo, Eisai, Exelixis, Moderna, OncoSec Medical, Replimune, Regeneron Pharmaceuticals, Pfizer, and Genmab. We also may compete with other TIL cell therapies in development by companies such as Instil Bio, Achilles Therapeutics, KSQ Therapeutics, Obsidian Therapeutics, Immatics, TILT Biotherapeutics, WindMIL Therapeutics, GRIT Biotechnology, Lyell Immunopharma, Cellular Biomedicine Group, and others. We also may compete with therapies based on genetically engineered T-cell receptors rendered reactive against tumor-associated antigens prior to their administration to patients, as well as TIL cell therapies that are designed to be specific to neoantigens, including products developed by Adaptimmune Therapeutics, Alaunos Therapeutics, Intima Bioscience, Marker Therapeutics, Turnstone Biologics, Neogene, and others. To date, these technologies have been primarily applicable to hematologic malignancies, but their application in solid tumor indications may create competition with us. We may also face competition from immunotherapy treatments offered by companies such as Amgen, AstraZeneca, Bristol-Myers Squibb, Merck, Pfizer, Regeneron Pharmaceuticals, Roche, and BioNTech. We may also face competition from novel IL-2 treatments in development by Alkermes, Werewolf, Nektar Therapeutics, Merck, Sanofi, Neoleukin Therapeutics and others. Many of these companies and our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources, and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the U.S. and internationally. Our competitors may obtain regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in competitors establishing a strong market position before we are able to enter the market.

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

Our lead product Amtagvi™ is an approved therapy for the treatment of metastatic melanoma and a candidate for the treatment of other cancers. Currently, there are numerous companies that are developing various alternate treatments for melanoma and other cancers, including patients that have progressed after prior treatment with checkpoint inhibitors and chemotherapy. Accordingly, Amtagvi™ faces significant competition in the melanoma and other cancer treatment space from multiple companies. Even after obtaining regulatory approval for Amtagvi™, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our therapies. We may not be able to implement our business plan if the acceptance of our products is inhibited by price competition or the reluctance of physicians to switch from other methods of treatment to our product, or if physicians switch to other new therapies, drugs or biologic products or choose to reserve our product for use in limited circumstances.

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

Our projections regarding the market opportunities for our products and product candidates may not be accurate, and the actual market for our products and product candidates may be smaller than we estimate.

Our projections of both the number of people who have the advanced cancers we are targeting as well as the subset of people with metastatic or unresectable cancers and who have the potential to benefit from treatment with our products or product candidates are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research by third parties, and may prove to be incorrect. Further, new studies or approvals of new therapeutics may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our products and product candidates may be limited or may not be amenable to treatment with our products or product candidates and may also be limited by the cost of our treatments and the reimbursement of those treatment costs by third-party payors. For instance, we expect Amtagvi™ to initially target a small patient population that suffers from metastatic melanoma. Even if we obtain significant market share for our products or product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

We may be unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our products and product candidates, if they are approved, and as a result, we may be unable to generate significant product revenues.

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

We have limited prior experience in the marketing, sale, and distribution of biopharmaceutical products, and there are significant risks involved in the building and managing of a commercial infrastructure. The establishment and development of commercial capabilities, including a comprehensive healthcare compliance program, to market any products we may develop will be expensive and time consuming and could delay any product launch, and we may not be able to successfully develop this capability. We, or our collaborators, will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, manage, and retain marketing, sales and commercial support personnel. In the event we are unable to develop a commercial infrastructure, we may not be able to commercialize our current or future product candidates, which would limit our ability to generate product revenues. Factors that may inhibit our efforts to commercialize our current or future products and product candidates and generate significant product revenues include:

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

If our products or product candidates do not achieve broad market acceptance, the revenues that we generate from their sales will be limited.

Until the closing of the Proleukin® acquisition in May 2023, we had never commercialized a product candidate for any indication. Even after our products and product candidates are approved by the appropriate regulatory authorities for marketing and sale, they may not gain acceptance among physicians, patients, third-party payors, and others in the medical community. If any product or product candidate for which we obtain regulatory approval does not gain an adequate level of market acceptance, we may not generate significant product revenues or become profitable. Market acceptance of our products and product candidates by the medical community, patients, and third-party payors will depend on a number of factors, some of which are beyond our control. For example, physicians are often reluctant to switch their patients and patients may be reluctant to switch from existing therapies even when new and potentially more effective or safer treatments enter the market.

Efforts to educate the medical community and third-party payors on the benefits of our products and product candidates may require significant resources and may not be successful. If any of our products or product candidates does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of any of our products and product candidates will depend on a number of factors, including:

●the efficacy of our products and product candidates;
●the prevalence and severity of adverse events associated with such products or product candidates;
●the clinical indications for which the products are approved and the approved claims that we may make for the products;
●limitations or warnings contained in the approved product’s FDA-required labeling, including potential limitations or warnings for such products that may be more restrictive than other competitive products;
●changes in the standard of care for the targeted indications for such products and product candidates;
●the relative difficulty of administration of such products and product candidates;
●cost of treatment versus economic and clinical benefit in relation to alternative treatments or therapies;
●the availability of adequate coverage or reimbursement by third parties, such as insurance companies and other healthcare payors, and by government healthcare programs, including Medicare and Medicaid;
●the extent and strength of our marketing and distribution of such products and product candidates;
●the safety, efficacy, and other potential advantages over, and availability of, alternative treatments already used or that may later be approved for any of our intended indications;
●distribution and use restrictions imposed by the FDA with respect to such products and product candidates or to which we agree as part of a mandatory risk evaluation and mitigation strategy or voluntary risk management plan;
●the timing of market introduction of such products and product candidates, as well as competitive products;
●our ability to offer such products and product candidates for sale at competitive prices;
●the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●the extent and strength of our third-party manufacturer and supplier support;
●the approval of other new products for the same indications;
●adverse publicity about the product or favorable publicity about competitive products; and

●potential product liability claims.

Our efforts to educate the medical community and third-party payors on the benefits of our products and product candidates may require significant resources and may never be successful. Even if the medical community accepts that our products and product candidates are safe and effective for their approved indications, physicians and patients may not immediately be receptive to such products or product candidates and may be slow to adopt them as an accepted treatment of the approved indications. If our current or future products and product candidates are approved but do not achieve an adequate level of acceptance among physicians, patients, and third-party payors, we may not generate meaningful revenues from our product candidates, and we may not become profitable.

Our products and product candidates may face competition sooner than anticipated.

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

Our products and product candidates may qualify for the BPCIA’s 12-year period of exclusivity. However, there is a risk that the FDA will not consider our products and product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Additionally, this period of regulatory exclusivity does not block companies pursuing regulatory approval via their own traditional BLA, rather than via the abbreviated pathway. Changes may also be made to this exclusivity period as a result of future legislation as there has been ongoing efforts to reduce the period of exclusivity. Even if we receive a period of BPCIA exclusivity for our first licensed product, if subsequent products do not include a modification to the structure of the product that impacts safety, purity, or potency, we may not receive additional periods of exclusivity for those products. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. Medicare Part B encourages use of biosimilars by paying the provider the same percentage of the reference product, average sale price, or ASP as a mark-up, regardless of which product is reimbursed. It is also possible that payors will give reimbursement preference to biosimilars even over reference biologics absent a determination of interchangeability.

We will need to obtain FDA approval of any proposed proprietary branded product names, and any failure or delay associated with such approval may adversely affect our business.

Any name we intend to use for our products and product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office, or USPTO. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims or contributes to an overstatement of efficacy. If the FDA objects to any of our proposed proprietary product names, we may be required to adopt alternative names for our products and/or product candidates. If we adopt alternative names, we would lose the benefit of any existing trademark applications for such product and/or product candidate and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties, and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our products and product candidates.

As a condition of approval, the FDA may require that we implement various post-marketing requirements and conduct post-marketing studies, any of which would require a substantial investment of time, effort, and money, and which may limit our commercial prospects.

As a condition of biologic licensing, the FDA is authorized to require that sponsors of approved BLAs implement various post-market requirements, including REMS and Phase 4 studies. For example, we reached an agreement with the FDA regarding a confirmatory trial to support full approval of lifileucel in post-anti-PD-1 advanced melanoma, which we refer to as TILVANCE-301.   We began startup activities for the randomized Phase 3 TILVANCE-301 trial in the fourth quarter of 2022. If we receive approval of our product candidates, the FDA may determine that similar or additional post-approval requirements are necessary to ensure that our product candidates are safe, pure, and potent. To the extent that we are required to establish and implement any post-approval requirements, we will likely need to invest a significant amount of time, effort, and money. Such post-approval requirements may also limit the commercial prospects of our products and product candidates.

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

We may rely on third parties to perform many essential services for any products that we commercialize, including services related to distribution, government price reporting, customer service, accounts receivable management, cash collection, and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize our current or future products will be significantly impacted and we may be subject to regulatory sanctions.

We may retain third-party service providers to perform a variety of functions related to the sale and distribution of our current or future products, key aspects of which will be out of our direct control. These service providers may provide key services related to distribution, customer service, accounts receivable management, and cash collection. If we retain a service provider, we would substantially rely on it as well as other third-party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical or natural damage at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired and we may be subject to regulatory enforcement action.

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

We may be unable to successfully or sufficiently expand our manufacturing capacity to meet demand for our products.

As noted above, we have never manufactured our adoptive cell therapy product candidates on a commercial scale, nor have our partners. We anticipate expanding manufacturing capacity at our iCTC facility and/or at our contract manufacturer, WuXi. Scale-up of manufacturing may require additional validation studies, including capacity demonstration and/or comparability studies, each of which are subject to FDA review, potential inspection, and approval. Moreover, current geopolitical tensions with China may impact our ability to expand manufacturing capacity at our contract manufacturer, WuXi. Recently, the Biden administration has signed multiple executive orders regarding China. One particular executive order titled Advancing Biotechnology and Biomanufacturing Innovation for a Sustainable, Safe, and Secure American Bioeconomy signed on September 12, 2022 will likely impact the pharmaceutical industry to encourage U.S. domestic manufacturing of pharmaceutical products. Additionally, there have been Congressional legislative proposals, such as the recent bill titled the Biosecure Act, to discourage contracting with Chinese companies on the development or manufacturing of pharmaceutical products. Finally, in February 2024, the chair and ranking member of the House Select Committee on the Chinese Communist Party, Representatives Mike Gallagher and Raja Krishnamoorthi, respectively, along with Senators Gary Peters and Bill Haggerty sent a letter to the Biden administration requesting that both WuXi AppTec Co., Ltd., WuXi’s parent company, and the affiliated WuXi Biologics be added to the Department of Defense’s Chinese Military Companies List (1260H list), the Department of Commerce’s Bureau of Industry and Security Entity List, and the Department of Treasury’s Non-SDN Chinese Military-Industrial Complex Companies List. While the Biden administration has yet to take action on this letter, adding either or both previously mentioned WuXi entities on any or all of the aforementioned lists could materially impact our MSA with WuXi.

Regardless, any expansion of our manufacturing capability will also require us to invest substantial additional funds to hire and retain the technical personnel who have the necessary manufacturing experience. As a result, we may not be able to successfully or sufficiently increase the manufacturing capacity for our product candidates or modify our manufacturing processes. If we are unable to successfully increase the manufacturing capacity for a product candidate (as a result of lack of approval from, or capacity limitations imposed by, the FDA, or otherwise), the resulting capacity limitations could have a material adverse effect on our results of operations and financial condition. In addition, if we are unable to successfully or sufficiently increase the manufacturing capacity at the iCTC facility to meet demand in a timely or economic manner, or at all, we may be dependent upon the performance and capacity of third-party manufacturers. Accordingly, we face risks of capacity limitations of, difficulties with, increased costs of, and interruptions in performance by third-party manufacturers, the occurrence of which could negatively impact the availability, launch, and/or sales of our products in the future, as well as on our results of operations and financial condition.

Risks Related to the Development of Our Product Candidates

We depend on the success of our product candidates and cannot guarantee that these product candidates will successfully complete development, receive regulatory approval, or be successfully commercialized.

We currently have two products approved for commercial sale. We have invested a significant portion of our efforts and financial resources in the development of our current product and/ or product candidates, including Amtagvi™, LN-145, IOV-4001, IOV-2001, and IOV-3001, and expect that we will continue to invest heavily in our current product candidates, as well as in any future product candidates we may develop. Our business depends on the successful development and commercialization of our product candidates. Our ability to generate revenues in the future is substantially dependent on our ability to develop, obtain regulatory approval for, and then successfully commercialize our product candidates. We currently generate no revenue from the sale of any products that are in development, and we may never be able to develop or commercialize these potential products.

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

We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for many of our product candidates or regulatory approval that will allow us to successfully commercialize our product candidates. If we do not receive FDA approval with the necessary conditions to allow successful commercialization, and then successfully commercialize our product candidates, we will not be able to generate revenue from those product candidates in the U.S. in the foreseeable future, or at all. Any significant delays in obtaining approval for and commercializing our product candidates will have a material adverse impact on our business and financial condition.

Our products rely on coordination and collaboration with treatment centers that perform surgical procedures, obtain and provide lymphodepleting chemotherapy, and deliver other care to patients that are often in poor health as a result of the latter stages of cancer. This coordination of care is complicated in both the clinical trial setting and the commercial setting. Our treatment centers may not be able to obtain necessary supplies, such as lymphodepleting chemotherapy agents, because of shortages. If commercialized, our products will rely heavily on our ability to train centers and the centers’ ability to choose suitable patients and deliver a complex regimen. We may be reliant on physicians with limited experience with TIL products and the associated regimens. Although we will make efforts to train hospitals and provide processes that must be followed precisely, there is no way to ensure that all institutions will be able to perform at a high level in all aspects of the coordination of care. Patients may progress in the course of their disease or may experience serious adverse events from our products or supportive regimens while undergoing or awaiting treatment with our therapies.

Prior to our completion of a rolling BLA submission for lifileucel in March 2023 and its acceptance by the FDA in May 2023, we had not previously submitted a BLA to the FDA, or a similar marketing application to comparable foreign authorities, for any product candidate, and we cannot be certain that our current or any future product candidates will be successful in clinical trials or receive regulatory approval. Furthermore, although we have not submitted our BLA with comparisons to existing or more established therapies and likewise do not expect the FDA to base its determination with respect to product approval on such comparisons, the FDA may factor these comparisons into its decision whether to approve our TIL cell therapies. The FDA may also consider its approvals of competing products, which may alter the treatment landscape concurrently with their review of our BLA filings, and which may lead to changes in the FDA’s review requirements that have been previously communicated to us and our interpretation thereof, including changes to requirements for clinical data or clinical trial design. Such challenges and variabilities could delay approval or necessitate withdrawal of our BLA filings.

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

If approved for marketing by applicable regulatory authorities, our ability to generate revenues from our product candidates will depend on our ability to:

●	price our product candidates competitively such that third-party and government reimbursement leads to broad product adoption;
●	prepare a broad network of clinical sites for administration of our product;
●	train and monitor sites for product delivery and consistent flow of appropriate patients;
●	create market demand for our product candidates through our own marketing and sales activities, and any other arrangements to promote these product candidates that we may otherwise establish;
●	receive regulatory approval for the targeted patient population(s) and claims that are necessary or desirable for successful marketing;
●	obtain the necessary regulatory approvals to deliver the therapies to a sufficiently sized patient population;
●	effectively commercialize our products;
●	manufacture product candidates through CMOs or in our own manufacturing facility in sufficient quantities and at acceptable quality and manufacturing cost to meet commercial demand at launch and thereafter;
●	establish and maintain agreements with wholesalers, distributors, pharmacies, and group purchasing organizations on commercially reasonable terms;
●	maintain patent and trade secret protection and regulatory exclusivity for our product candidates;
●	launch commercial sales of our product candidates;

●	maintain compliance with applicable laws, regulations, and guidance specific to commercialization, including interactions with health care professionals, patient advocacy groups, and communication of health care economic information to payors and formularies;
●	achieve market acceptance of our product candidates by patients, the medical community, and third-party payors;
●	achieve appropriate reimbursement for our product candidates;
●	obtain payor coverage at rates that will enable the market to adopt our product and enable sites to deliver the entire therapy to patients;
●	partner with third party logistics providers that will successfully distribute our products;
●	maintain a distribution and logistics network capable of product storage within our specifications and regulatory guidelines, and further capable of timely product delivery to commercial clinical sites;
●	effectively compete with other therapies or competitors; and
●	following launch, ensure that our product will be used as directed and that additional unexpected safety risks will not arise.

Development of a product candidate intended for use in combination with an already approved product may present more or different challenges than development of a product candidate for use as a single agent.

We are currently developing lifileucel as part of a regimen which uses IL-2. We and our collaborators are also clinical trialing TIL cell therapy along with other products, such as pembrolizumab, ipilimumab and nivolumab. The development of product candidates for use in combination with another product may present challenges. For example, the FDA may require us to use more complex clinical trial designs, in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of these clinical trials could show that any positive results are attributable to the already approved product. Moreover, following product approval, the FDA may require that products used in conjunction with each other be cross labeled for combined use. Additionally, the FDA review process can be more complicated for combination products, and may result in delays, particularly if complex therapeutics are involved. To the extent that we do not have rights to already approved products, this may require us to work with another company to satisfy such a requirement. Moreover, developments related to the already approved products may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the approved product’s safety or efficacy profile, changes to the availability of the approved product, and changes to the standard of care.

A Fast Track product designation, BTD, or other designation to facilitate product candidate development may not lead to faster development or a faster regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We were granted Fast Track designation by the FDA for lifileucel in metastatic melanoma and metastatic cervical cancer, as well as for lifileucel in combination with pembrolizumab in advanced melanoma. We were granted BTD for lifileucel for metastatic cervical cancer and RMAT designation for lifileucel in advanced melanoma. We may seek Fast Track or Breakthrough designation for other of our current or future product candidates. Receipt of a designation to facilitate product candidate development is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for a designation, the FDA may disagree. In any event, the receipt of such a designation for a product candidate may not result in a faster development process, review, or approval compared to product candidates considered for approval under conventional the FDA procedures and does not assure ultimate marketing approval by the FDA. In addition, the FDA may later decide that the products no longer meet the designation conditions.

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

Risks Related to Clinical Trials

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

Large-scale clinical trials require significant financial and management resources, and reliance on third-party clinical investigators, CROs, CMOs, or consultants. Relying on third-party clinical investigators, CROs, or CMOs may force us to encounter delays and challenges that are outside of our control. In addition to manufacturing TIL at the iCTC, we rely on a CMO in the U.S. and Europe to manufacture TIL for use in our clinical trials and commercial use upon approval. We may not be able to demonstrate sufficient comparability between products manufactured at different facilities to allow for inclusion of the clinical results from patients treated with products from these different facilities, or with our own manufacturing facility, in our product registrations, or to allow for use of the iCTC at the time of launch. Further, our CMOs may not be able to manufacture TIL or otherwise fulfill their obligations to us because of interruptions to their business, including the loss of their key staff or interruptions to their raw material supply.

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

In addition, our clinical trials must be conducted with product candidates that were produced under cGMP. Our failure to comply or our CMOs’ failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register certain clinical trials and post the results of certain completed clinical trials on a government sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so could result in enforcement actions and adverse publicity.

In addition, our clinical trials must be conducted with product candidates that were produced under cGMP. Our failure to comply or our CMOs’ failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register certain clinical trials and post the results of certain completed clinical trials on a government sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so could result in enforcement actions and adverse publicity.

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

We also rely on other third parties to manufacture and ship our products for the clinical trials that we conduct. Any performance failure on the part of these third parties could delay clinical development or marketing approval of our product candidates or commercialization of our product candidates, if approved, producing additional losses and depriving us of potential product revenue.

We may encounter substantial delays in our clinical trials or may not be able to conduct our clinical trials on the timelines we expect, and we may be required to conduct additional clinical trials or modify current or future clinical trials based on feedback we receive from the FDA.

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any current or future clinical trials will be conducted as planned or completed on schedule, if at all, or that any of our product candidates will receive regulatory approval. We initiated clinical trials in patients with metastatic melanoma, cervical, head and neck and non-small cell lung cancers, and in other indications in collaboration with third parties. We completed enrollment in the pivotal clinical trial for melanoma, C-144-01, and in June 2022, we announced that initial Cohort 4 data read by the independent review committee, or IRC, met the primary endpoint in this clinical trial. In March 2023, we completed submission of our BLA to the FDA for the treatment of adult patients with metastatic melanoma for approval, and the FDA accepted the BLA in May 2023. We obtained BLA approval on February 16, 2024. We plan to initiate clinical trials in new indications, and new cohorts in existing clinical trials. Even as these clinical trials progress, issues may arise that could require us to suspend or terminate such clinical trials or could cause the results of one cohort to differ from a prior cohort. For example, we may experience slower than anticipated enrollment in our additional pivotal clinical trials, which may consequently delay BLA submissions to the FDA or permit competitors to obtain approvals that may alter our BLA filing strategy. Additionally, temporary or permanent clinical holds could be placed on our clinical trials for a variety of reasons. For instance, on December 22, 2023, the FDA placed a clinical hold on the IOV-LUN-202 trial in response to a recently reported Grade 5 (fatal) serious adverse event potentially related to the non-myeloablative lymphodepletion pre-conditioning regimen, and we have paused enrollment and the LN-145 treatment regimen for new patients in IOV-LUN-202 during the clinical hold. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely initiation or completion of clinical development, or product approval include:

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
●delay or change in strategic direction for an indication resulting from differences in results between cohorts in a clinical trial, such as the previously disclosed preliminary results for the C-145-04 clinical trial and the final patient population and results, including differences in patient population, such as differences that might arise due to the impact of the existing immunotherapy treatment landscape, or from different interpretations of investigator results by IRC;
●failure by our CROs, clinical trial sites, patients, or other third parties, or us to adhere to clinical trial requirements, including regulatory, contractual or protocol requirements;
●failure to perform in accordance with the FDA’s cGCP requirements or applicable regulatory guidelines in other countries;
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
●transfer of our manufacturing processes to our CMOs or other larger-scale facilities operated by a CMO or by us and delays or failures by our CMOs or us to make any necessary changes to such manufacturing process;
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

We are currently enrolling seven company-sponsored clinical trials to assess the overall safety and efficacy of Iovance TIL monotherapy and TIL combinations in patients with melanoma, cervical, head and neck and lung cancers across late-line and early treatment settings, as well as our genetically modified TIL cell therapy IOV-4001 and our peripheral blood lymphocyte, or PBL, technology for hematological malignancies. However, we may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. Our ability to enroll or treat patients in our other studies, or the duration or costs of those studies, could be affected by multiple factors, including, preliminary clinical results, which may include efficacy and safety results from our ongoing Phase 2 studies, but may not be reflected in the final analyses of these clinical trials.

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

We expect to rely on medical institutions, academic institutions, or CROs to conduct, supervise or monitor some or all aspects of clinical trials involving our products. We will have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. If we fail to commence or complete, or experience delays in, any of our planned clinical trials, our stock price and our ability to conduct our business as currently planned could be harmed.

We currently anticipate that we will have to rely on our CMO to supplement the manufacturing capacity at the iCTC in manufacturing our adoptive cell therapy and biologic products for clinical trials. If they fail to commence or complete, or experiences delays in, manufacturing our adoptive cell therapy and other biologic products, our planned clinical trials will be delayed, which will adversely affect our stock price and our ability to conduct our business as currently planned.

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

Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences.

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

If unacceptable toxicities or side effects arise in the development of our product candidates, we, an IRB, DSMB or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials, order our clinical trials to be placed on clinical hold, or deny approval of our product candidates for any or all targeted indications. The FDA or comparable foreign regulatory authorities may also require additional data, clinical, or preclinical studies should unacceptable toxicities arise. We may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk/benefit perspective. Toxicities associated with our clinical trials and products may also negatively impact our ability to conduct clinical trials using TIL cell therapy in larger patient populations, such as in patients that have not yet been treated with other therapies or have not yet progressed on other therapies.

Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete our clinical trials or result in potential product liability claims. Such toxicities, which may arise from TIL cell therapy in general, including co-therapies, may include, for example, thrombocytopenia, chills, anemia, pyrexia, febrile neutropenia, diarrhea, neutropenia, vomiting, hypotension, and dyspnea. For example, the update in October 2018 from the C-144-01 clinical trial included two grade 5 treatment emergent adverse events. In addition, failure to manage toxicities, adverse events or side effects and to take recommended or other precautions may result in deaths or harm to patients. Furthermore, harm to patients may not be appropriately recognized or managed by the treating medical staff, because treatments related to personalized cell therapy are not normally encountered in the general patient population and by medical personnel. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Risks Related to Third Parties

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

Under our license or acquisition agreements with the NIH, Moffitt, Novartis, Clinigen and Cellectis for our adoptive cell therapy and immunotherapy technologies, we are currently required to pay both substantial benchmark payments and royalties to each entity based on our revenues from sales of our products utilizing the licensed or acquired technologies. These payments could adversely affect the overall profitability for us of any products that we may seek to commercialize under these license agreements. In order to maintain our license rights under the NIH, Moffitt, Novartis, and Cellectis license agreements, we will need to meet certain specified milestones, subject to certain cure provisions, in the development of our product candidates, and a milestone payment is required to Clinigen upon the approval of lifileucel in melanoma. There is no assurance that we will be successful in meeting these milestones on a timely basis, or at all.

We are dependent on third parties to support our research, development, and manufacturing activities and, therefore, are subject to the efforts of these parties and our ability to successfully collaborate with these third parties.

As a result of our current strategy to outsource most of our manufacturing, we rely very heavily on third parties to perform for us the manufacturing of our products and/or product candidates. We also license a portion of our technology from others. We intend to rely upon our contract manufacturers to produce large quantities of materials needed for clinical trials and product commercialization. Third party manufacturers may not be able to meet our needs with respect to timing, quantity, or quality. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical testing and/or commercialization efforts may be delayed, thereby delaying the submission of products for regulatory approval or the market introduction and subsequent sales of our products. Any such delay may lower our revenues and potential profitability.

In addition, in order to supplement our own efforts to improve TIL manufacturing and develop TIL cell therapies in new indications in clinical trials, we currently work and collaborate with government and academic research institutions, medical institutions, and corporate partners such as the NCI, Moffitt, Cellectis, Yale University, and Novartis. We also intend to continue to enter into additional third-party collaborative agreements in the future. However, we may not be able to successfully negotiate any additional collaborative arrangements. If established, these relationships may not be scientifically or commercially successful, or may be unable to enroll patients, which has occurred in one of our prior collaborations. The success of these and future collaborations and joint development arrangements may be subject to numerous risks and uncertainties, including the inability or unwillingness of our partners to perform in the manner, or to the extent anticipated, may also be subject to disagreements regarding the rights, interests, and performance of the counterparties under our licenses and development agreements. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercialization of the applicable product and/or product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority under the collaboration agreement.

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
●collaborators may not pursue development of product candidates and/or commercialization of products that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
●collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing;
●collaborators could fail to make timely regulatory submissions for a product candidate;
●collaborators may not comply with all applicable regulatory requirements or may fail to report safety data in accordance with all applicable regulatory requirements;
●collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products and/or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●products and/or product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own products and/or product candidates, which may cause collaborators to cease to devote resources to the commercialization of our products and/or product candidates;
●a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product candidate or product;

●disagreements with collaborators, including disagreements over proprietary rights, contract interpretation, or the preferred course of development, might cause delays or termination of the research, development, or commercialization of products and/or product candidates, might lead to additional responsibilities for us with respect to products and/or product candidates, or might result in litigation or arbitration, any of which would be time consuming and expensive;
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

If any third-party collaborator breaches or terminates its agreement with us or fails to conduct its activities in a timely manner, the commercialization of our product candidates under development could be delayed or blocked completely. It is possible that our collaborators will change their strategic focus, pursue alternative technologies, or develop alternative products, either on their own or in collaboration with others, as a means for developing treatments for the diseases targeted by our collaborative programs. The effectiveness of our collaborators in marketing our products will also affect our revenues and earnings.

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

No assurance can be given that we will be able to successfully collaborate with our partners as anticipated and that our current or future collaborations will be completed as contemplated, support the regulatory approval of our current product candidates, or result in any viable additional products and/or product candidates. For instance, to the extent that these collaborators conduct their studies with manufacturing processes that are different from ours or with a product that is different from ours, the results generated from their studies may not be seen in our current or future studies that employ our manufacturing processes, and the results generated from their studies may not support approval of our product candidates.

If we are unable to obtain or maintain suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay commercialization of products and/or product candidates or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense.

We rely on and collaborate with governmental, academic, and corporate partners or agencies to approve, improve, and develop TIL cell therapies for new indications for use in combination with other therapies and to evaluate new TIL manufacturing methods, the results of which, because the manufacturing processes are not within our control, may be incorrect or unreliable.

In addition to our own research and process development efforts, we seek to collaborate with government, academic research institutions and corporate partners to improve TIL manufacturing and to develop TIL cell therapies for new indications. In 2017-2020, we announced our continued collaborations with Moffitt, MDACC, and others to evaluate new solid tumor and hematologic indications for TIL cell therapy in clinical trials and preclinical studies as well as, in some cases, new TIL manufacturing approaches. The results of these collaborations may be used to support our filing with the FDA of INDs to conduct more advanced clinical trials of our product candidates, or to otherwise analyze or make predictions or decisions with respect to our current or future product candidates. However, because the majority of our collaborations are conducted at outside laboratories and we do not have complete control over how the studies are conducted or reported or over the manufacturing methods used to manufacture TIL product, the results of such studies, which we may use as the basis for our conclusions, projections or decisions with respect to our current or future products and product candidates, may be incorrect or unreliable, or may have a negative impact on us if the results of such studies are imputed to our products or proposed indications, even if such imputation is improper. For example, we have entered into collaborations with Moffitt, and MDACC to perform clinical trials using TIL products that differ from our products, but the results of these clinical trials, if negative, may adversely impact our stock price and our development plans for our products. Additionally, we may use third party data to analyze, reach conclusions or make predictions or decisions with respect to our product candidates that may be incomplete, inaccurate or otherwise unreliable. There may also be delays or other limitations on our activities as a result of the inability of these entities to expedite our priorities in the product, facility, or regulatory approval process.

Other Risks Related to Our Business

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

We face the problems, expenses, difficulties, complications, and delays normally associated with a commercial biopharmaceutical company with significant pre-commercial assets, many of which are beyond our control. Accordingly, our prospects should be considered in light of the risks, expenses, and difficulties frequently encountered in the establishment of a new business developing technologies in an industry that is characterized by a number of market entrants and intense competition. Because of our size and limited resources, we may not possess the ability to successfully overcome many of the risks and uncertainties frequently encountered by commercial biopharmaceutical companies with significant pre-commercial assets involved in the rapidly evolving field of immunotherapy. We also face the risks associated with the shift from development to commercialization of new products based on innovative technologies. There can be no assurance that we will be successful in developing our business.

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

We maintain a specialized information technology system for tracking chain of custody and chain of identity for TIL cell therapy patients. Like other autologous cell therapies, this is extremely important for patient safety and is a requirement outlined in our BLA submission. This requires us to store and maintain patient specific health information. The risks associated with storing patient health and personal data may increase cyber threats and regulatory accountability and scrutiny. Although we have industry-standard secure systems and maintain privacy controls, there is a possibility that incidents compromising this information can occur. In addition to the regulatory and civil litigation risks, failure to maintain this data correctly could result in loss of patients or impair our ability to deliver patient care.

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

Our business could be adversely affected by the effects of health epidemics, including the COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations, including at our headquarters in San Carlos, California, at our manufacturing facility in Philadelphia, Pennsylvania, which have previously been subject to state executive orders and shelter-in-place orders, and at our clinical trial sites, as well as the business or operations of our other manufacturers, contract research organizations, or CROs, or other third parties with whom we conduct business.

Our business could be adversely affected by health epidemics in regions where we have offices, manufacturing facilities, concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of clinical trial sites, third party manufacturers and CROs upon whom we rely. For example, starting in December 2019, a novel strain of coronavirus, or COVID-19, was reported to have surfaced in Wuhan, China and spread to multiple countries, including the U.S. and several European countries. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the U.S. declared the COVID-19 pandemic a national emergency. Similarly, during that time, the State of California declared a state of emergency related to the spread of the COVID-19 pandemic and the health officers of six San Francisco Bay Area counties, including San Mateo County where our headquarters in San Carlos is located, issued shelter-in-place orders. In addition, on March 19, 2020, the Governor of California and the State Public Health Officer and Director of the California Department of Public Health ordered all individuals living in the State of California to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. Throughout 2020 and 2021, similar executive orders were issued by state and local governments, and states of emergency had been declared at the state and local level in most jurisdictions throughout the U.S. As recently as April 2022, ports and airports in Shanghai, China have been closed due to another outbreak of COVID-19, resulting in a lockdown of the city and disruption to export and import activities. In the U.S., many of these executive orders have been rescinded, however, the Company remains vigilant and continues to monitor the ongoing COVID-19 pandemic closely to determine if additional actions are required.

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

We continue to monitor the impact, if any, of the COVID-19 pandemic on our current and future operations, including our regulatory filing timelines and strategy as well as our preparation for commercial launch. Despite the wide-spread availability of COVID-19 vaccines, it is unclear the extent to which the COVID-19 pandemic (including future variants) will impact our business, results of operations, financial condition and our future strategic plans as future developments of the outbreak are highly uncertain and cannot be predicted. New information is constantly emerging concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. As the COVID-19 pandemic continues for an extended period of time, any restrictions regarding travel and face to face interactions or constraints on resources, either by us or our contractors, including our CMOs, may negatively impact our regulatory strategy or commercial launch preparations. The COVID-19 pandemic may also impact the FDA and their ability to timely review our regulatory filings and conduct the pre-approval inspections necessary for ultimate approval of BLA. We cannot predict at this time whether and how FDA operations may be impacted at relevant times for our planned regulatory submissions.

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

In addition, on October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Thereafter, Hamas launched extensive rocket attacks on Israeli population and industrial centers located along the Israeli border with the Gaza Strip. Shortly following the attack, Israel’s security cabinet declared war against Hamas and launched an aerial bombardment of various targets within the Gaza Strip. The Israeli government subsequently called for the evacuation of over one million residents of the northern part of the Gaza Strip and began a ground invasion of the Gaza Strip. It is possible that other terrorist and/or regional organizations will join the hostilities as well, including Hezbollah in Lebanon, and Palestinian military organizations in the West Bank, resulting in a widening of the conflict. The intensity and duration of Israel’s current war against Hamas is difficult to predict as are such war’s economic implications on the global economy.

There are also current geopolitical tensions with China. Recently, the Biden administration has signed multiple executive orders regarding China. One particular executive order titled Advancing Biotechnology and Biomanufacturing Innovation for a Sustainable,

Safe, and Secure American Bioeconomy signed on September 12, 2022 will likely impact the pharmaceutical industry to encourage U.S. domestic manufacturing of pharmaceutical products. Moreover, there have been Congressional legislative proposals, such as the recent bill titled the Biosecure Act, to discourage contracting with Chinese companies on the development or manufacturing of pharmaceutical products. Any additional executive action, legislative action or potential sanctions with China could materially impact our current manufacturing partners and our agreements with them, including our MSA with WuXi. For example, in February 2024, the chair and ranking member of the House Select Committee on the Chinese Communist Party, Representatives Mike Gallagher and Raja Krishnamoorthi, respectively, along with Senators Gary Peters and Bill Haggerty sent a letter to the Biden administration requesting that both WuXi AppTec Co., Ltd., WuXi’s parent company, and the affiliated WuXi Biologics be added to the Department of Defense’s Chinese Military Companies List (1260H list), the Department of Commerce’s Bureau of Industry and Security Entity List, and the Department of Treasury’s Non-SDN Chinese Military-Industrial Complex Companies List. While the Biden administration has yet to take action on this letter, adding either or both previously mentioned WuXi entities on any or all of the aforementioned lists could materially impact our MSA with WuXi.

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

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.

With the acquisition of Proleukin® in May 2023, a portion of our business will be conducted outside the United States. Furthermore, we are required to make certain future payments under the Proleukin® acquisition agreement that are denominated in non-US dollars, including a milestone payment to Clinigen upon the approval of lifileucel in melanoma as well as future deferred consideration and earnout payments based on Proleukin® sales. As such, we face exposure to adverse movements in foreign currency exchange rates, including movements in foreign currency for the future milestone payment. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our results of operations, financial position, and cash flows. Our primary exposure to movements in foreign currency exchange rates currently relates to non-U.S. dollar denominated sales in Europe, the United Kingdom, and Asia, and non-U.S. dollar denominated operating expenses and certain assets and liabilities in our operating subsidiaries.

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

Risks Related to Government Regulation

We are subject to extensive regulation, which can be costly, time consuming and can subject us to unanticipated delays; even after obtaining regulatory approval for some of our products and/or product candidates, those products and/or product candidates may still face regulatory difficulties.

Our products, potential products, cell processing and manufacturing activities, are subject to comprehensive regulation by the FDA in the U.S. and by comparable authorities in other countries. The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive and often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. In addition, regulatory agencies may lack experience with our technologies and products, which may lengthen the regulatory review process, increase our development costs and delay or prevent their commercialization.

Prior to Amtagvi™, no adoptive cell therapy using TIL had been approved for marketing by the FDA. Consequently, there is no precedent for the successful commercialization of products based on our technologies. In addition, we have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain timely FDA approvals, if at all. We have completed the process for FDA approval for one adoptive cell therapy product. We will not be able to commercialize any of our potential products until we obtain FDA approval, and so any delay in obtaining, or inability to obtain, FDA approval would harm our business.

If we fail to comply with regulatory requirements at any stage, whether before or after marketing approval is obtained, we may face a number of regulatory consequences, including refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold or termination of clinical trials, warning letters, untitled letters, modification of promotional materials or labeling, provision of corrective information, imposition of post-market requirements, including the need for additional testing, imposition of distribution or other restrictions under a REMS, product recalls, product seizures or detentions, refusal to allow imports or exports, total or partial suspension of production or distribution, FDA debarment, injunctions, fines, consent decrees, corporate integrity agreements, debarment from receiving government contracts, and new orders under existing contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement, or civil or criminal penalties, including fines and imprisonment, and adverse publicity, among other adverse consequences. Additionally, we may not be able to obtain the labeling claims necessary or desirable for the promotion of our products or product candidates. We may also be required to undertake post-marketing trials. In addition, if we or others identify side effects after any of our adoptive cell therapies are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn, and reformulation of our products may be required.

The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.

We completed our first submission of a rolling BLA to the FDA for lifileucel in March 2023. The FDA accepted our BLA for AmtagviTM for patients with advanced melanoma in May 2023 and granted lifileucel Priority Review. The FDA originally assigned November 25, 2023 as the target action date for a decision under PDUFA, however, the FDA recently reassigned February 24, 2024 as the revised target action date. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. Our BLA submissions and expected timelines for our product candidates are based on our interpretation of communications received from the FDA to date regarding each product candidate and are subject to revision if additional communications are received from the FDA. As such, we may experience delays with FDA approval of additional BLAs.

We have announced our intention to conduct registrational trials for both advanced NSCLC and cervical cancer with our LN-145 and lifileucel product candidates, respectively. These trials, which we refer to as IOV-LUN-202 Cohorts 1 and 2 in the case of advanced NSCLC and C-145-04 Cohort 2 in the case of cervical cancer, are currently underway and have been the subject of formal FDA meetings and communications. For instance, on December 22, 2023, the FDA placed a clinical hold on the IOV-LUN-202 trial in response to a recently reported Grade 5 (fatal) serious adverse event potentially related to the non-myeloablative lymphodepletion pre-conditioning regimen, and we have paused enrollment and the LN-145 treatment regimen for new patients in IOV-LUN-202 during the clinical hold. Our current beliefs regarding the registration pathway for the lifileucel and LN-145 product candidates in these indications are based on our interpretation of communications with the FDA to date and our efforts to address such communications, which may be incorrect. Our statements that the clinical trial may support a BLA submission also assume that our as-adjusted clinical trial has addressed the additional requests and feedback by the FDA. Further, enrollment in these clinical trials may need to be further adjusted based on future feedback from the FDA, changes in the competitive environment, or other regulatory agency input. Protocol revisions may have an adverse effect on the results reported to date. Changes to implement an independent review committee and assay validation and implementation, and the data within these clinical trials may not ultimately be supportive of product approval, all of which could result in significant delays to our currently anticipated timeline for development and approval of lifileucel and LN-145 product candidates or prevent their approval.

A BLA must also include significant information regarding the chemistry, manufacturing and controls for the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of cell therapies for cancer. We may also not be able to successfully utilize the BTD designation we have received for metastatic cervical cancer to successfully complete the development and commercialization of AmtagviTM for such indication. We may not be able to reach agreement with the FDA on an interpretation of outcomes from our meetings, including meetings we have held with the FDA in relation to our C-145-04 clinical trial and future meetings. In addition, as previously disclosed, Iovance began startup activities for a confirmatory Phase 3 clinical trial, TILVANCE-301, of lifileucel in combination with pembrolizumab in frontline metastatic melanoma in late 2022. The FDA previously granted Fast Track Designation for lifileucel in combination with pembrolizumab for the treatment of immune checkpoint inhibitor naïve metastatic melanoma. However, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

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
●adding new clinical trial sites;
●manufacturing sufficient quantities of qualified materials under cGMP and applying them on a subject-by-subject basis for use in clinical trials; or
●timely implementing or validating changes to our manufacturing or quality control processes and methods needed to address FDA feedback.

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

In order to market and sell our products outside the U.S., we or our third-party collaborators may be required to obtain or maintain separate marketing approvals and comply with numerous and varying regulatory requirements. Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval policies and requirements may vary among jurisdictions. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the U.S., including additional preclinical studies or clinical trials as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval. We or our collaborators may not be able to file for regulatory approval of our product candidates in international jurisdictions or obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. The FDA or other regulatory agencies may also withdraw approval for previously approved products.

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

Additional federal and state healthcare reform measures may be adopted in the future that may result in more rigorous coverage criteria, increased regulatory burdens and operating costs, decreased net revenue from our pharmaceutical products, decreased potential returns from our development efforts, and additional downward pressure on the price that we receive for any approved drug. There is also an increasing focus on the price of drugs, both at the state and federal levels, and it is likely that additional pricing controls will be enacted and could harm our business, financial condition and results of operations. For instance, states such as California have begun enacting transparency laws aimed at curbing drug price increases and with the change in administration it is possible that President Biden may issue executive orders with the potential to change a number of prior executive branch actions on drug pricing. We continue to monitor the potential impact of proposals and recently enacted legislation to lower prescription drug costs at the federal and state level. For example, the Inflation Reduction Act, or the IRA, was signed into law in August 2022 by President Biden, which makes significant changes to how drugs are covered and paid for under the Medicare program, including the creation of financial penalties for drugs whose prices rise faster than the rate of inflation, redesign of the Medicare Part D program to require manufacturers to bear more of the liability for certain drug benefits, and government price-setting for certain Medicare Part D drugs, starting in 2026, and Medicare Part B drugs starting in 2028. We are evaluating what effect, if any, the IRA may have on our business. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

Since the NCI, Moffitt, MDACC, and others already use TIL cell therapy for the treatment of metastatic melanoma and other indications, their methods and data are also available to third parties, who may want to enter into our line of business and compete against us. Other than the Gen 2 manufacturing process, we currently do not own any exclusive rights on our entire product portfolio that could be used to prevent third parties from duplicating our business plan or from otherwise directly competing against us. While additional technologies that may be developed under our CRADA may be licensed to us on an exclusive basis, no assurance can be given that our existing exclusive rights and will be sufficient to prevent others from competing with us and developing substantially similar products.

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

As of December 31, 2023, we had 256,135,715 shares of common stock outstanding. In addition, we had 25,589,659 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted to purchase common stock based on vesting requirements of stock options and common stock issuable through purchases of employee stock purchase plan, or upon the conversion of preferred stock. The issuance and subsequent sale of the shares underlying these common stock equivalents could depress the trading price of our common stock. On June 10, 2019, our certificate of incorporation was amended to increase the number of authorized shares of our common stock, from 150,000,000 shares to 300,000,000 shares, which was approved by our stockholders on that date. On June 16, 2023, our certificate of incorporation was amended to increase the number of authorized shares of our common stock from 300,000,000 to 500,000,000 shares, which amendment was approved by our stockholders on June 6, 2023.

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

Item 1B.        Unresolved Staff Comments

None.

Item 1C.        Cybersecurity

We operate in the biopharmaceutical sector, which is subject to various cybersecurity risks that could adversely affect our business, financial condition, and the results of operations, including intellectual property theft, fraud, extortion, harm to employees, third party vendors or customers, violation of privacy laws and other litigation and legal risk, and reputational risk.

Risk Management and Strategy

We have processes in place for assessing, identifying, and managing material risks from cybersecurity threats, which are integrated into our overall risk management processes.  These processes include identifying and assessing risks from cybersecurity threats associated with the use of third-party service providers, if any. The response to any cybersecurity incident detected or reported is led by our Computer Security Incident Response Team, or the CSIRT, to assess the nature and magnitude of event and classify severity in accordance with our internal policies and procedures. Depending on the severity of the incident, appropriate level of management members, including our Chief Executive Officer, Chief Financial Officer, external legal counsel, and certain members of the finance and investor relations organizations, will be notified and take appropriate actions. In addition, the Information Technology, or IT, team provides periodic reports to the Chief Executive Officer and other members of our senior management, as appropriate, and provides periodic reports to the Audit Committee of the Board of Directors as needed. These reports include updates on our cyber risks and threats as well as the status of previously identified and/or reported cybersecurity incidents, if any. We also actively engage with key vendors, industry participants and intelligence and law enforcement communities as part of continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures.

We use various tools and methodologies to assess, identify, and manage material risks from cybersecurity threats that are tested on a regular cadence. We also monitor and evaluate our cybersecurity posture and performance on an ongoing basis through regular vulnerability scans, penetration tests and use of threat intelligence feeds. The results of these activities and any key actions are reported at least once per quarter and more frequently as needed to the Audit Committee of the Board of Directors, our Chief Executive Officer, and key members of senior management. Our employees are also required to certify their understanding and completion of training for our cybersecurity policies.

As of the date of this report, we are not aware of any material risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected our business strategy, results of operations, or financial condition.  However, as discussed under “Risk Factors” in Part I, Item 1A of this Annual Report, cybersecurity threats pose multiple risks to us, including potentially to our results of operations and financial condition.  Refer to Item 1A – “Our internal computer systems, or those used by our contract research organizations or other contractors or consultants, may fail or suffer security breaches” and “We are dependent on information technology, systems, infrastructure and data,” which are incorporated by reference into this Item 1C. As cybersecurity threats become more sophisticated and coordinated, it is reasonably likely that we will be required to expend greater resources to continue to modify and enhance our protective measures as we pursue our business strategies.

Governance:

●	Board of Directors

The Audit Committee operates under a written charter adopted by the Company’s Board of Directors. The Audit Committee oversees, among other things, a system of internal controls, including internal controls designed to assess, identify, and manage material risks from cybersecurity threats. The Audit Committee is also responsible for the adequacy and effectiveness of the Company’s internal controls, including those internal controls that are designed to assess, identify, and manage material risks from cybersecurity threats. For further information about the Audit Committee’s role in assessing and managing the registrant’s material risks from cybersecurity threats, see “Risk Management and Strategy,” under this Item 1C.

●	Management

Our team of cybersecurity professionals is led by our Vice President, Infrastructure and Security, who along with other members of the IT team collectively over extensive experience in the cybersecurity space in both the pharmaceutical and non-pharmaceutical sectors, many of whom have obtained professional security certifications. The IT team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. For further information about Management’s role in assessing and managing the registrant’s material risks from cybersecurity threats, see “Risk Management and Strategy,” under this Item 1C.

Item 2.          Properties

San Carlos Headquarters Lease

On February 8, 2021, we entered into a lease agreement, or the New Headquarters Lease, for laboratories and offices to be constructed in Suite 400 of an existing building located at 825 Industrial Road, San Carlos, California, or the Building. Under the New Headquarters Lease, we lease approximately 49,918 rentable square feet of space in the Building that currently serves as the premises for our headquarters. The New Headquarters Lease, which commenced in January 2022, has an initial term of 120 months. The New Headquarters Lease includes an option to extend the term of the lease for 60 months, exercisable under certain conditions and at a market rate as described in the New Headquarters Lease.

Commencing 210 days after the Rent Commencement Date as the result of a rent abatement, our monthly base rent under the New Headquarters Lease is approximately $0.3 million, subject to an annual increase of 3%. We are also responsible for paying operating expenses such as common area maintenance.

Minimum rental payments under the New Headquarters Lease total $36.7 million for the entire term of the lease, which does not include rental payments related to our one-time option to extend for an additional five years. In addition, the lessor has provided a tenant improvement allowance of up to $8.2 million, of which, to date, we have received reimbursements associated with this tenant improvement allowance totaling $8.1 million. We do not expect to receive any additional reimbursements associated with this tenant improvement allowance.

Commercial Manufacturing Facility Agreement

On May 28, 2019, we entered into a lease agreement, or the Commercial Manufacturing Facility Lease, for a build-to-suit commercial manufacturing facility, laboratories, and offices located in Philadelphia, Pennsylvania. Under the Commercial Manufacturing Facility Lease, we lease approximately 136,000 rentable square feet of space in a building located at 300 Rouse Boulevard, Philadelphia, Pennsylvania known as the Iovance Cell Therapy Center, or the iCTC. The construction of the iCTC began in July 2019 and in the third quarter of 2021 we completed the commissioning activities as well as certain tenant improvements. The Commercial Manufacturing Facility Lease includes an option to extend the term of the lease by giving the landlord prior written notice thereof at least 18 months in advance of expiration date, exercisable under certain conditions as described in the Commercial Manufacturing Facility Lease, such that the overall term, when added to the initial term, shall be 359 months.

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

Tampa Lease

Our research and development facilities consist of 8,673 square feet in a facility located at the University of South Florida Research Park in Tampa, Florida. These facilities are leased under an agreement with a lease term through December 2024 for approximately $20,500 a month. In June 2020, we amended the lease agreement to further increase the rentable space to 13,139 square feet and extend the lease term to June 5, 2025, for approximately $34,500 a month. On December 22, 2021, we entered into a second amendment to lease an additional 2,731 square feet of space through June 5, 2025, co-terminus with the existing leased space. Upon completion of tenant improvements of the premise, lease payments will be approximately $45,000 per month.

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

Netherlands Office Lease

On July 28, 2023, we entered into an agreement to lease a satellite office space in Amsterdam, Netherlands for a twelve-month term at a rate of approximately 5,400 € per month. Such agreement automatically renews for successive periods unless cancelled with no less than three months’ notice prior to the end of the current term.

We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Item 3.          Legal Proceedings

The information in Note 15 to the consolidated financial statements contained in Part III, Item 15 of this Annual Report on Form 10-K is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 11 to our consolidated financial statements for the year ended December 31, 2023, contained in this Annual Report on Form 10-K.

Item 4.          Mine Safety Disclosures

Not applicable.

PART II

Item 5.          Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The Nasdaq Global Market under the symbol “IOVA.”

Stockholders

As of December 31, 2023, there were approximately 17 holders of record of our common stock.

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

Unregistered Sales of Equity Securities

None.

Repurchases of Common Stock

There were no share repurchases during the year ended December 31, 2023.

Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since December 31, 2018, to two indices: the Russell 3000 and the NASDAQ Biotechnology Index. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Equity Compensation Plan Information

Information regarding our equity compensation plans is incorporated by reference from the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

Overview

We are a commercial-stage biopharmaceutical company pioneering a transformational approach to treating cancer by harnessing the human immune system’s ability to recognize and destroy diverse cancer cells using therapies personalized for each patient. Our mission is to be the global leader in innovating, developing and delivering tumor infiltrating lymphocyte, or TIL, cell therapies for patients with solid tumor cancers. With the recent approval of our biologics license application, or BLA, we are executing the U.S. launch of Amtagvi™ (lifileucel), the first product within our autologous TIL cell therapy platform, while also marketing Proleukin® (aldesleukin), an interleukin-2, or IL-2, product used in the Amtagvi™ treatment regimen. Amtagvi™ is a tumor-derived autologous T cell immunotherapy indicated for the treatment of adult patients with unresectable or metastatic melanoma previously treated with a PD-1 blocking antibody, and if BRAF V600 mutation positive, a BRAF inhibitor with or without a MEK inhibitor. This indication is approved under accelerated approval based on an endpoint of overall response rate, or ORR. Continued approval for this indication may be contingent upon verification and description of clinical benefit in future confirmatory trials. Amtagvi™ is the first and the only one-time, individualized T cell therapy to receive U.S. Food and Drug Administration, or FDA, approval for a solid tumor cancer. Amtagvi™ and Proleukin® are part of a treatment regimen that also includes lymphodepletion.

Iovance was founded to build upon the promise of TIL cell therapy that was previously demonstrated in single-center clinical trials at academic centers, including the National Cancer Institute, or the NCI. Our multi-center trials, novel TIL products, manufacturing processes, facilities, and bioanalytical platforms have transformed TIL cell therapy into a commercially viable treatment which many more patients with cancer can access.

We manufacture Amtagvi™ and our investigational TIL cell therapies using a centralized, scalable and proprietary 22-day manufacturing process which rejuvenates and multiplies polyclonal T cells unique to each patient into the billions and yields a cryopreserved, individualized therapy.

Our development pipeline includes multicenter trials of TIL cell therapies in additional treatment settings for solid tumor cancers. We are investigating TIL monotherapies for patients with later stage disease who were previously treated with standard of care therapies and TIL combinations with standard of care therapies to potentially improve outcomes in patients who are earlier in their disease. These trials include two ongoing registrational trials to support a supplementary BLA, or sBLA, of our TIL cell therapies in frontline advanced melanoma and in advanced non-small cell lung cancer following standard of care chemo-immunotherapy. We are also developing next generation therapies using TIL, such as genetically modified TIL cell therapy.

Corporate Strategy

Be the global leader in innovating, developing and delivering TIL cell therapy

Our mission is to be the global leader in innovating, developing and delivering TIL cell therapy for patients with solid tumor cancers. We are pioneering this transformational approach to cure cancer by harnessing the human immune system’s ability to recognize and destroy diverse cancer cells in each patient. Through the U.S. launch of Amtagvi™ and the advancement of our pipeline, we are committed to continuous innovation in developing TIL cell therapy and optimizing TIL treatment regimens that may extend and improve life for patients with cancer.

Successfully commercialize our lead product Amtagvi™ for the treatment of post-anti-PD-1 advanced melanoma

Our top priority is commercialization of Amtagvi™ in the U.S. for the treatment of patients with post-anti-PD-1 advanced melanoma, for which we received FDA approval on February 16, 2024. We have experienced marketing, payer access and distribution teams as well as a sales force with extensive experience in oncology and cell therapy. Our medical affairs team is also in the field educating key opinion leaders, or KOLs, about Amtagvi™ and TIL cell therapy, as well as presenting and publishing our clinical results. More than half of the members of our field teams have prior cell therapy experience.

The four primary areas of our Amtagvi™ launch efforts include:

●	onboarding of authorized treatment centers, or ATCs, for commercial launch with the goal of activating 50 ATCs within 90 days of the BLA Prescription Drug User Fee Act date of February 24, 2024;
●	collaboration with healthcare professionals, or HCPs, who will be administering our product;
●	operational excellence in launch execution, commercial manufacturing and delivery of therapy; and
●	ongoing and continuous communication with payors about the value of Amtagvi™.

Prepare for commercial manufacturing to meet forecasted demand

We are the first company to obtain FDA approval for a TIL cell therapy product. We believe that we are the only company in the U.S. to have a centralized, scalable, and commercially viable TIL manufacturing process. To date, more than 700 patients have been treated with Iovance TIL cell therapy products manufactured using our proprietary processes across multiple indications. Iovance TIL cell therapies are manufactured for commercial use and clinical trials at our manufacturing facility, the Iovance Cell Therapy Center, or the iCTC, and by a contract manufacturing organization, or CMO.

We are building capacity to treat several thousands of cancer patients annually at the iCTC, which is the first centralized and scalable current Good Manufacturing Practice, or cGMP, manufacturing facility dedicated to producing TIL. Located in Philadelphia, Pennsylvania, the 136,000 square feet iCTC is also among the largest cell therapy manufacturing facilities in existence. Additional expansion at the iCTC is under way which will significantly increase this capacity. The proximity of the iCTC to multiple airports facilitates delivery of TIL cell therapies to treatment centers, with the iCTC expected to cover logistics and delivery of TIL cell therapies in both North America and Europe. Owning our own facility allows us to control manufacturing capacity and product quality, manage logistics around supply and delivery, implement process improvement and realize potential cost efficiencies for TIL cell therapies that we may develop and commercialize. We are also exploring future TIL manufacturing processes, as well as next-generation treatments and technologies, which may further streamline development timelines and costs. The iCTC has a flexible design that allows future expansion within existing shell space and an option to build on an adjacent lot to support future growth and capacity needs.

In 2018, we began using our Gen 2 TIL manufacturing process, which reduced TIL manufacturing time to 22 days while producing a cryopreserved TIL product. The Gen 2 process was used to manufacture Amtagvi™ for the clinical trial that supported FDA approval, and most of our ongoing clinical trials use the Gen 2 process.

Amtagvi™ is approved for commercial manufacturing at the iCTC. In addition, our CMO is approved for additional capacity to supplement our internal manufacturing. We plan to carefully manage our cost structure and reduce the long-term cost of manufacturing our products. Details of related agreements are provided in the Research, Development, Manufacturing and License Agreements for TIL Cell Therapy section of this Annual Report on Form 10-K.

U.S. Commercial Launch of the First TIL Cell Therapy in Advanced Melanoma

Amtagvi™

Amtagvi™ (lifileucel) was approved by the FDA on February 16, 2024, for the treatment of adult patients with unresectable or metastatic melanoma previously treated with a PD-1 blocking antibody, and if BRAF V600 mutation positive, a BRAF inhibitor with or without MEK inhibitor. The approval is based on safety and efficacy results from the C-144-01 clinical trial, a global, multicenter trial investigating Amtagvi™ in patients with advanced melanoma previously treated with anti-PD-1 therapy and targeted therapy, where applicable. We completed the BLA submission in March 2023, which the FDA accepted in May 2023 for Priority Review. Based on the unmet need in post-anti-PD-1 advanced melanoma, as well as initial clinical data, lifileucel previously received a Regenerative Medicine Advanced Therapy, or RMAT, designation from the FDA in 2018.

Amtagvi™ is manufactured using a proprietary process to collect and multiply a patient’s unique T cells from a portion of their tumor. Amtagvi™ returns billions of the patient’s T cells back to the body to fight cancer. ATCs will administer Amtagvi™ to patients as part of a treatment regimen that includes lymphodepletion and a short course of high-dose Proleukin®  (aldesleukin).

There are three key steps in the Amtagvi™ treatment process.

●Step 1: Sample Collection. At an ATC, a tumor tissue sample of at least 1.5 cm in diameter is removed and collected during a surgical resection and shipped to an approved, centralized manufacturing facility.
●Step 2: Manufacturing. Patient-specific TIL are manufactured using our commercial Gen 2 manufacturing process. Upon arrival at the facility, TIL are separated from other cells within the patient’s tumor tissue sample. Over the next 22 days, the cells are multiplied into the billions, so they can be returned to the patient to fight cancer cells. Upon completion of manufacturing, Amtagvi™ is quality tested to meet specific product release criteria. The final product is cryopreserved and sent back to the ATC for administration to the patient. Additional details on the Gen 2 manufacturing process are provided in the Manufacturing Process section of our Annual Report on Form 10-K.

●Step 3: Treatment Regimen. The patient’s cell therapy treatment begins with a preparative regimen of non-myeloablative lymphodepletion, or NMA-LD, to suppress the immunosuppressive tumor microenvironment, which we believe will enhance the efficacy of TIL cell therapy. After NMA-LD, the patient is treated at the ATC with Amtagvi™, followed by a short course of up to six doses of Proleukin® to promote T cell activity in the body after TIL infusion.

Until now, there were no FDA approved therapies in this treatment setting for advanced melanoma after anti-PD-1 therapy.

Proleukin®

In May 2023, we acquired the worldwide rights to Proleukin® (aldesleukin) as well as the manufacturing, supply, and commercialization income generated from such rights and associated operations from Clinigen Holdings Limited, Clinigen Healthcare Limited, and Clinigen, Inc, which we refer to collectively as Clinigen. Ownership of Proleukin® provides an additional revenue source, allows Iovance to secure its supply chain and logistics surrounding TIL cell therapy administration and lowers cost of goods and clinical trial expenses for Proleukin® used with TIL cell therapies.

Proleukin® is an IL-2 product used in the Amtagvi™ treatment regimen. Proleukin® has also received regulatory approvals for treatment of adults with metastatic melanoma and metastatic renal cell carcinoma in the United States. Proleukin® is also licensed in multiple countries around the world for treatment of patients with metastatic renal cell carcinoma and/or metastatic melanoma.

TIL Cell Therapy Clinical Development in Advanced, Metastatic or Unresectable Solid Tumor Cancers

TIL cell therapy is a T cell-based immunotherapy technology platform that leverages patient-specific cells to recognize and attack diverse cancer cells that are unique to each patient. Unlike other cell therapies that act on a single or small number of shared antigen targets common to certain tumors, our individualized T cell therapies are polyclonal or designed to target a variety of neoantigens that are unique to the patient or tumor. We believe this polyclonal cell therapy is potentially applicable to many solid tumor cancers, where the majority of immune targets are patient-specific. Our TIL cell therapy platform and manufacturing process have been initially validated through the FDA approval of Amtagvi™.

We have investigated TIL cell therapy in global, multicenter clinical trials in advanced melanoma, cervical cancer, non-small cell lung cancer, or NSCLC, and head and neck squamous cell carcinoma, or HNSCC. Through ongoing academic collaborations, as well as government and other partners, we are investigating the next frontier for TIL cell therapy in other tumor types and treatment settings.

●	Frontline Advanced Melanoma: In frontline advanced melanoma patients who are naïve to anti-PD-1 therapy, we are investigating lifileucel in combination with pembrolizumab in the Phase 3 TILVANCE-301 clinical trial. TILVANCE-301 is a randomized Phase 3 clinical trial intended to support registration in advanced frontline melanoma as well as to serve as a confirmatory trial for full approval in post-anti-PD-1 advanced melanoma. TILVANCE-301 is expected to enroll approximately 670 patients and features dual primary endpoints of ORR and progression free survival, or PFS, by blinded independent review committee.
●	Non-Small Cell Lung Cancer: In NSCLC, we are investigating LN-145 TIL cell therapy in two clinical trials in NSCLC patient populations with significant unmet need. IOV-LUN-202 is a registrational clinical trial of LN-145 in advanced NSCLC patients who have progressed following chemotherapy and anti-PD-1 therapy. The IOV-COM-202 trial in solid tumors also includes cohorts of NSCLC patients treated with LN-145 monotherapy and combination therapy.
●	Gynecological Cancers: We are planning to initiate a clinical trial for lifileucel TIL cell therapy in endometrial cancer to potentially address the unmet need for patients previously treated with anti-PD-1 therapy. We also are exploring lifileucel in advanced cervical cancer in the C-145-04 multicenter Phase 2 clinical trial.
●	Next Generation TIL Cell Therapy: Our first genetically modified, PD-1 inactivated TIL cell therapy, IOV-4001, entered a first-in-human Phase 1/2 clinical trial, IOV-GM1-201, in 2022 in patients with previously treated advanced melanoma and NSCLC. IOV-4001 utilizes the gene-editing TALEN® technology, licensed from Cellectis S.A., or Cellectis, to inactivate the gene coding for the programmed cell death protein-1, or PD-1.
●	Additional Solid Tumor Cancers: Iovance TIL cell therapy has been investigated in additional solid tumor cancers in Iovance- and investigator-sponsored clinical trials. LN-145 was evaluated as a monotherapy and in combination with pembrolizumab in the Phase 2 C-145-03 and IOV-COM-202 clinical trials in multiple patient cohorts with metastatic

HNSCC. Indications studied in investigator sponsored clinical trials supported by Iovance include soft tissue sarcoma, osteosarcoma, pancreatic and colorectal cancer, platinum resistant ovarian cancer, anaplastic thyroid cancer and triple negative breast cancer.

Next-Generation TIL Therapy Product Candidates

Our next-generation technology platforms are designed to optimize outcomes with TIL cell therapy across three key initiatives: genetic modifications, potency, and new treatment regimens.

●	Genetic modifications: We are pursuing several targets for genetic modification that utilize the gene-editing TALEN® platform licensed from the clinical-stage biotechnology company, Cellectis. Single- and multiple- knockouts may further harness the immune system response to cancer and potentially increase the potency of TIL cell therapy. Preclinical development is also ongoing with cytokine-tethered TIL products and additional TIL products and TIL-cell lines using transient and stable gene insertion and inactivation, which may expand and activate TIL to achieve better efficacy while avoiding systemic side effects of cytokines.
●	Potency: We are exploring potential approaches to increase potency of the final TIL product through sorting and selection of specific TIL, such CD39/69 double-negative TIL, and the use of certain inhibitors or other reagents in TIL expansion cultures. We have also manufactured and investigated patient cohorts treated with TIL candidate, LN-145-S1, manufactured from TIL selected for PD-1 expression.
●	New treatment regimens: We are exploring potential improvements to the TIL treatment regimen. IND-enabling studies are investigating IOV-3001, an antibody cytokine-engrafted protein, or IL-2 analog, which we licensed from Novartis Pharma AG. in 2020.

Intellectual Property

We have established a leading intellectual property portfolio developed internally and licensed from third parties. We currently own more than 60 U.S. patents related to TIL cell therapy, including patents directed to compositions and methods of treatment in a broad range of cancers, such as U.S. Patent Nos. 10,130,659; 10,166,257; 10,272,113; 10,363,273; 10,398,734; 10,420,799; 10,463,697; 10,517,894; 10,537,595; 10,639,330; 10,646,517; 10,653,723; 10,695,372; 10,894,063; 10,905,718; 10,918,666; 10,925,900; 10,933,094; 10,946,044; 10,946,045; 10,953,046; 10,953,047; 11,007,225; 11,007,226; 11,013,770; 11,026,974; 11,040,070; 11,052,115; 11,052,116; 11,058,728; 11,083,752; 11,123,371; 11,141,438; 11,168,303; 11,168,304; 11,179,419; 11,202,803; 11,202,804; 11,220,670; 11,241,456; 11,254,913; 11,266,694; 11,273,180; 11,273,181; 11,291,687; 11,304,979; 11,304,980; 11,311,578; 11,337,998; 11,344,579; 11,344,580; 11,344,581; 11,351,197; 11,351,198; 11,351,199; 11,364,266; 11,369,637; 11,384,337; 11,433,097; 11,517,592; 11,529,372 ; 11,541,077; 11,713,446; 11,819,517; and 11,866,688. More than 40 of these patents are related to our Gen 2 TIL manufacturing processes and have terms that we anticipate will extend to January 2038, not including any patent term extensions or adjustments that may be available. Our owned and licensed intellectual property portfolio also includes patents and patent applications relating to TIL, marrow-infiltrating lymphocytes, or MIL, and peripheral blood lymphocyte, or PBL, therapies; frozen tumor-based TIL technologies; remnant TIL and digest TIL compositions, methods and processes; methods of manufacturing TIL, MIL, and PBL therapies; the use of costimulatory and T cell modulating molecules in TIL cell therapy and manufacturing; stable and transient genetically-modified TIL cell therapies, including genetic knockouts of immune checkpoints; cytokine-tethered TIL cell therapies; methods of using ICIs in combination with TIL cell therapies; TIL selection technologies; and methods of treating patient subpopulations.

Components of Operating Results

Revenues

Subsequent to the acquisition of Proleukin® in May 2023, or the Acquisition, we began to sell Proleukin®. Proleukin® is currently being used in multiple active studies across multiple therapeutic areas and indications and investigated alongside TIL cell therapies within a number of oncology indications. Proleukin® is also part of our regimens of TIL cell therapy, including Amtagvi™ (lifileucel), and is used in our multiple clinical trials. Revenues for the year ended December 31, 2023 represents product sales of Proleukin® primarily in licensed markets outside of the U.S. To date, there have been no product sales of Proleukin® in the U.S. market.

With the recent BLA approval, we expect to generate revenues from the sale of our product Amtagvi™. However, such revenues for Amtagvi™ and Proleukin® may not be material during the 12 months from the date the consolidated financial statements are issued and this Annual Report on Form 10-K is filed. Our ability to generate revenues in the future will depend on our ability to successfully execute the launch of Amtagvi™, integrate the Proleukin® business and market Proleukin®, and complete the development of our product candidates and obtain regulatory approval for them.

Costs and Expenses

Cost of sales

Cost of sales includes the cost of Proleukin® inventories and other costs that are directly associated with the purchase and sales of Proleukin®. In addition, amortization expense for the fair value step-up of acquired Proleukin® inventory and the acquired intangible asset related to the developed technology are included in cost of sales.

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

We expect to continue to incur research and development expenses for the foreseeable future as we continue to conduct our clinical trials for our various product candidates. We expect our research and development expenses to decrease in conjunction with an expected increase in commercial activities and selling, general and administrative expense due to the approval of AmtagviTM (lifileucel). However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates.

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

We anticipate selling, general and administrative expenses will increase as we execute the launch of Amtagvi™ and market Proleukin®, as well as execute an expected expansion of the internal general and administrative team to support the overall growth in our business.

Interest income, net

Interest income, net results from our interest-bearing cash and investment balances.

Income tax benefit

Income tax benefit pertains to the operations in the United Kingdom and realization of related deferred taxes.

Results of Operations for the Years Ended December 31, 2023 and 2022

Revenue

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2023	2022	$	%
Revenue - product sales	$1,189	$—	$1,189	100%

Revenue for the year ended December 31, 2023 was $1.2 million and related entirely to product sales of Proleukin® in licensed markets outside of the U.S following the completion of the acquisition of worldwide rights to Proleukin® in May 2023. To date, there have been no product sales of Proleukin® in the U.S. market, which at the time of the Acquisition had sufficient Proleukin® inventory in existing distributors to support U.S. market demand. There was no revenue for the year ended December 31, 2022.

Costs and expenses

The following table summarizes the period-over-period changes in our costs and expenses:

			Increase
	Years Ended December 31,		(Decrease)
(in thousands)	2023	2022	$	%
Cost of sales	$10,755	$—	10,755	100%
Research and development expense	344,077	294,781	49,296	17%
Selling, general and administrative expense	106,916	104,097	2,819	3%

Cost of sales

Cost of sales for the year ended December 30, 2023 was $10.7 million, which consists of $1.0 million cost of inventory and related inventoriable costs associated with sales of Proleukin® and $9.7 million of amortization expense for the developed technology intangible asset recorded as part of the Acquisition. No cost of sales was incurred for the year ended December 31, 2022.

Research and development expense

Research and development expense for the year ended December 31, 2023 increased by $49.3 million, or 17%, compared to the year ended December 31, 2022. The increase was primarily attributable to (i) a $40.0 million increase in payroll and related expenses, driven by increased hiring of research and development employees to support our manufacturing at iCTC and clinical development activities, (ii) a $10.3 million increase in manufacturing costs to support the increased production and qualifying iCTC suites for commercial manufacturing readiness, (iii) a $7.0 million increase in clinical trial costs driven primarily by the initiation of our Phase 3 TILVANCE-301 clinical trial, (iv) a $5.9 million increase in facility and related costs, including depreciation, maintenance, environmental monitoring and other costs primarily related to the iCTC build-out intended to expand manufacturing capacity, and (v) a $2.4 million increase in other costs, including license costs related to the expansion of our information technology infrastructure to support our clinical activities and research alliance costs. These expenses were partially offset by (i) a $15.3 million decrease in stock-based compensation expenses, primarily driven by a lower average stock price, and (ii) a $1.0 million decrease in costs associated with travel and medical affairs activities such as publications and medical conferences.

Research and development activities are central to our business model. Product candidates in later stage of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We separate our research and development expenses into two broad categories: direct and indirect. Additionally, with respect to direct research and development expenses, we further divide expenses into the following sub-categories: “TIL, including combination therapy,” “Next Generation,” and “Other clinical, preclinical and research programs under development.” For direct research and development expenses, we track specific project research and development expenses that are directly attributable to our preclinical and clinical development candidates that have been selected for further development. Such direct research and development expenses include third-party contract costs relating to the manufacturing of TILs as well as preclinical and clinical trial activities.

All remaining research and development expenses are categorized as indirect research and development expenses. Such indirect research and development expenses include employee salaries and benefits, stock-based compensation, consulting and contracted services to supplement our in-house activities, and costs associated with our facilities. These expenses are not directly tied to any individual project and are generally deployed across multiple projects. As such, we do not maintain information regarding those costs incurred on a project specific basis.

The table below summarizes our research and development expenses by therapeutic area (in thousands):

			Increase
	Years Ended December 31,		(Decrease)
	2023	2022	$	%
Direct research and development expense by product candidate
TIL, including combination therapy
Lifileucel	$35,487	$18,489	16,998	92%
LN-145	41,386	34,129	7,257	21%
Combination Therapy	17,809	26,873	(9,064)	-34%
Next Generation	9,987	3,895	6,092	156%
Others clinical, preclinical and research programs under development	16,983	17,136	(153)	-1%
Indirect research and development expenses
Personnel related (excluding stock-based compensation)	116,628	84,100	32,528	39%
Stock-based compensation expenses	34,926	50,242	(15,316)	-30%
Contractors and outside services	20,636	14,457	6,179	43%
Office and facilities	50,235	45,460	4,775	11%
Total Research and Development	$344,077	$294,781	49,296	17%

Selling, general and administrative expense

Selling, general and administrative expense for the year ended December 31, 2023, increased by $2.8 million, or 3%, compared to the year ended December 31, 2022. The increase was primarily attributable to (i) a $12.6 million increase in payroll and related expenses, resulting from increases in headcount to support the growth in the overall business and related corporate infrastructure, and  (ii) a $5.0 million increase in professional fees and travel costs, including costs associated with Proleukin® integration. These increases were partially offset by (i) a $6.1 million decrease in stock-based compensation expenses, primarily driven by a lower average stock price, (ii) a $4.3 million decrease in legal costs related to intellectual property related matters, and (iii) a $4.4 million decrease in other costs, including marketing, advertising and software license costs.

Interest income, net

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2023	2022	$	%
Interest income, net	$13,043	$2,985	$10,058	337%

Interest income results from our interest-bearing cash and investment balances. Net interest income increased by $10.1 million, or 337%, primarily due to increases in interest rates as well as a shift in our portfolio to interest bearing investments such as U.S. treasury securities and money market funds.

Income tax benefit

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2023	2022	$	%
Income tax benefit	$3,479	$—	$3,479	100%

Income tax benefit for the year ended December 31, 2023 was $3.5 million as a result of the tax benefit from the realization of the related deferred taxes for operations in the United Kingdom. No benefit or expense was recorded for the year ended December 31, 2022.

Net loss

	Years Ended December 31,		(Increase) Decrease
(in thousands)	2023	2022	$	%
Net loss	$(444,037)	$(395,893)	$(48,144)	12%

Net loss for the year ended December 31, 2023, increased by $48.1 million or 12.0%, compared to the year ended December 31, 2022. The increase in our net loss was due to the continued expansion of our research and development activities, ongoing and newly initiated clinical trials, and the overall growth in our workforce and corporate infrastructure as well as our pre-commercialization activities for lifileucel. We anticipate that we will continue to incur net losses in the future as we further invest in our clinical and internal research and development programs as well as the execution of the launch of Amtagvi™, the Proleukin® business integration, and both clinical and internal development programs.

Results of Operations for the Years Ended December 31, 2022 and 2021

Revenue

No revenue was recorded for the years ended December 31, 2022 and 2021.

Costs and expenses

The following table summarizes the period-over-period changes in our costs and expenses:

			Increase
	Years Ended December 31,		(Decrease)
(in thousands)	2022	2021	$	%
Research and development expense	294,781	259,039	35,742	14%
Selling, general and administrative expense	104,097	83,664	20,433	24%

Research and development expense

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

We separate our research and development expenses into two broad categories: direct and indirect. Additionally, with respect to direct research and development expenses, we further divide expenses into the following sub-categories: “TIL, including combination therapy,” “Next Generation,” and “Other clinical, preclinical and research programs under development.” For direct research and development expenses, we track specific project research and development expenses that are directly attributable to our preclinical and clinical development candidates that have been selected for further development. Such direct research and development expenses include third-party contract costs relating to the manufacturing of TILs as well as preclinical and clinical trial activities.

All remaining research and development expenses are categorized as indirect research and development expenses. Such indirect research and development expenses include employee salaries and benefits, stock-based compensation, consulting and contracted services to supplement our in-house activities, and costs associated with our facilities. These expenses are not directly tied to any individual project and are generally deployed across multiple projects. As such, we do not maintain information regarding those costs incurred on a project specific basis.

The table below summarizes our research and development expenses by therapeutic area (in thousands):

			Increase
	Years Ended December 31,		(Decrease)
	2022	2021	$	%
Direct research and development expense by product candidate
TIL, including combination therapy
Lifileucel	18,489	9,453	9,036	96%
LN-145	34,129	35,878	(1,749)	-5%
Combination Therapy	26,873	52,907	(26,034)	-49%
Next Generation	3,895	455	3,440	756%
Others clinical, preclinical and research programs under development	17,136	20,623	(3,487)	-17%
Indirect research and development expenses
Personnel related (excluding stock-based compensation)	84,100	61,352	22,748	37%
Stock-based compensation expenses	50,242	40,833	9,409	23%
Contractors and outside services	14,457	10,782	3,675	34%
Office and facilities	45,460	26,754	18,706	70%
Total Research and Development	$294,781	$259,037	35,744	14%

Selling, general and administrative expense

Selling, general and administrative expense for the year ended December 31, 2022, increased by $20.4 million, or 24%, compared to the year ended December 31, 2021. The increase was primarily attributable to (i) a $10.0 million increase in payroll and related expenses and a $4.8 million increase in stock-based compensation expenses, both resulting from increases in headcount to support the growth in the overall business and related corporate infrastructure, (ii) a $3.4 million increase in marketing, advertising and travel related costs related to branding awareness to support our planned commercial launch, (iii) a $1.7 million increase in other costs, including professional fees and costs associated with the build-out of our new headquarter office and our information technology infrastructure to support the continued growth in the overall company, and (iv) a $0.5 million increase in depreciation expenses and facility related costs associated with the build-out of our new corporate headquarters.

Interest income, net

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2022	2021	$	%
Interest income, net	$2,985	$451	$2,534	562%

Interest income results from our interest-bearing cash and investment balances. Net interest income increased by $2.5 million, or 562%, primarily due to an increase in interest rates as well as a shift in our portfolio to interest bearing investments such as U.S. treasury securities and money market funds.

Net loss

	Years Ended December 31,		(Increase) Decrease
(in thousands)	2022	2021	$	%
Net loss	$(395,893)	$(342,252)	$(53,641)	16%

Net loss for the year ended December 31, 2022, increased by $53.6 million or 16%, compared to the year ended December 31, 2021. The increase in our net loss was due to the continued expansion of our research and development activities, and the overall growth of our corporate infrastructure.

Liquidity and Capital Resources

We have incurred losses and generated negative cash flows from operations since inception. Historically, we have funded our operations from various public and private offerings of our equity securities, both common stock and preferred stock, from option and warrant exercises, and from interest income. Since 2017, our primary source of funds has been from the public sale of our common stock. With the recent approval of our BLA, we expect to generate revenue from the sale of our product, Amtagvi™ (lifileucel). Furthermore, upon the completion of the closing of the acquisition of the worldwide rights to Proleukin® in the second quarter of 2023, we began to generate revenue from the sales of Proleukin®. However, such revenues for Amtagvi™ and Proleukin® may not be material during the 12 months from the date the consolidated financial statements are issued and this Annual Report on Form 10-K is filed. As of December 31, 2023, we had $346.3 million in cash, cash equivalents, investments, and restricted cash ($114.9 million of cash and cash equivalents, $165.0 million in short-term investments, and $66.4 million in restricted cash).

We expect to continue to incur significant expenses to support our execution of the commercial launch of Amtagvi™, fund ongoing clinical programs, including our NSCLC registration study, IOV-LUN-202, and our frontline advanced melanoma Phase 3 confirmatory trial, TILVANCE-301, continue the development of our pipeline candidates, and for other general corporate purposes. Based on the funds we have available as of the date our consolidated financial statements for the year ended December 31, 2023 are issued, which include estimated net proceeds (after deducting underwriting and other offering expenses) of approximately $197.1 million from the public offering of our common stock completed on February 22, 2024, we believe that we have sufficient capital to fund our anticipated operating expenses and capital expenditures as planned for at least the next twelve months following the issuance of our consolidated financial statements included in this Annual Report on Form 10-K.

Corporate Capitalization

As of December 31, 2023, we had outstanding 256,135,715 shares of our $0.000041666 par value common stock, 194 shares of our $0.001 par value Series A Convertible Preferred Stock, and 2,842,158 shares of our $0.001 par value Series B Convertible Preferred Stock. The outstanding shares of Series A Convertible Preferred Stock are currently convertible into 97,000 shares of our common stock, and the outstanding shares of Series B Convertible Preferred Stock are currently convertible into 2,842,158 shares of our common stock. The shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock do not have voting rights or accrue dividends.

On February 8, 2021, we entered into an Open Market Sale Agreement, or the 2021 Sale Agreement, with Jefferies LLC, or Jefferies, with respect to an “at the market” offering program, under which we were able to, from time to time, in our sole discretion, issue and sell through Jefferies, acting as sales agent, up to $350.0 million of shares of our common stock.

On November 18, 2022, we entered into a new Open Market Sale Agreement, or the 2022 Sale Agreement, with Jefferies with respect to an “at the market” offering program. Under the terms of the 2022 Sale Agreement, we were able to, from time to time, in our sole discretion, issue and sell up to $500.0 million of shares of our common stock pursuant to the “at the market” offering program. The 2022 Sale Agreement superseded and replaced in its entirety the 2021 Sale Agreement, which was terminated by the Company.

On June 16, 2023, we entered into a new Open Market Sale Agreement, or the 2023 Sale Agreement, with Jefferies with respect to an “at the market” offering program. Under the terms of the 2023 Sale Agreement, we may, from time to time, in our sole discretion, issue and sell up to $450.0 million of shares of our common stock pursuant to the “at the market” offering program. The 2023 Sale Agreement superseded and replaced in its entirety the 2022 Sale Agreement, which was terminated by the Company. The issuance and sale, if any, of shares of our common stock under the 2023 Sale Agreement was or will be made pursuant to a prospectus supplement dated June 16, 2023 to our Registration Statement on Form S-3ASR, which became effective immediately upon filing with the U.S. Securities and Exchange Commission on June 16, 2023. We received $301.7 million in proceeds, net of offering costs, through the sale of 44,080,226 shares of our common stock during 2023.

On July 13, 2023, we closed an underwritten public offering of 23,000,000 shares of our common stock, which included 3,000,000 shares issued pursuant to the exercise of the option granted to the underwriters, at a public offering price of $7.50 per share, before underwriting discounts and commissions. The total estimated net proceeds to us from the offering, including the exercise of the option by the underwriters, were $161.5 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

On February 22, 2024, we closed an underwritten public offering of 23,014,000 shares of our common stock at a public offering price of $9.15 per share, before underwriting discounts and commissions. The total estimated net proceeds to us from the offering are expected to be approximately $197.1 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

In the future, we may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. If any of the securities covered by the 2020 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of such offering at that time.

Cash Flows

Cash flows from operating, investing and financing activities (in thousands):

	Years Ended December 31,
	2023	2022	2021
Net cash (used in) provided by:
Operating activities	$(361,820)	$(292,757)	$(227,941)
Investing activities	(155,242)	256,455	132
Financing activities	462,959	190,150	239,268
Net increase in cash, cash equivalents and restricted cash	$(54,103)	$153,848	$11,459
* Excludes effect of exchange rate changes

Operating Activities

Net cash used in operating activities represents cash disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss for non-cash items and changes in operating assets and liabilities. Net cash used in operating activities for the year ended December 31, 2023 was $361.8 million compared to $292.8 million for the same period in 2022. The increase of $69.1 million in cash used in operating activities was primarily due to a $48.1 million increase in net loss related to increased costs in research and development, including the overall expansion of our clinical trials for new TIL cell therapies as well as our pre-commercialization activities for lifileucel, and the overall growth in our workforce and corporate infrastructure. In addition, it reflects a decrease in non-cash charges of $17.3 million primarily driven by lower stock-based compensation expenses and accretion of discount on investments, partially offset by increases in amortization of intangible assets driven primarily by the amortization associated with the developed technology intangible asset acquired as part of the Acquisition and in depreciation expense resulting primarily from additional fixed assets put in service at the iCTC. Further, net cash used by changes in operating assets and liabilities increased by $27.1 million, driven primarily by cash used for the purchase of Proleukin® inventory as part of the Acquisition and an increase in lease payments for our lease arrangements, resulting primarily from the full utilization of tenant improvement allowances offered under our lease agreements during 2022. These increases in the use of cash were partially offset by a net $23.4 million decrease in cash used, driven by an increase in accounts payable and accrued expenses, which primarily resulted from the timing of vendor invoicing and related payments.

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

Investing Activities

Net cash (used in)/provided by investing activities primarily relates to the cash utilized to fund the Acquisition and the purchases and maturities of our investments and capital expenditures. Net cash used in investing activities for the year ended December 31, 2023 was $155.2 million compared to net cash provided by investing activities of $256.5 million for the same period in 2022. The increase in cash used of $411.7 million was driven by the $212.6 million payment for the acquisition of the Proleukin® business, excluding the payment of acquired inventories, which is presented in operating activities, and a $1.9 million increase in capital expenditures, offset by a $197.2 million net increase in the timing of maturities and purchases of investments.

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

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $463.0 million compared to net cash provided of $190.2 million for the same period in 2022. The increase in net cash provided by financing activities of $272.8 million was driven by a $273.8 million increase in net proceeds received from sales of common stock pursuant to the June 2023 underwritten public offering and our “at the market” offering program as well as $0.8 million received from the issuance of common stock under the 2020 Employee Stock Purchase Plan, or the 2020 ESPP. These increases were partially offset by a $1.6 million decrease in proceeds from the issuance of common stock upon the exercise of stock options.

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

Contractual Obligations

The following table summarizes our non-cancellable contractual obligations as of December 31, 2023, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
	Total	2024	2025	2026	2027	2028	Thereafter
Operating lease obligations - facilities (1)	$116,905	$8,579	$8,324	$7,989	$8,186	$8,389	$75,438
Purchase obligations (2)	34,254	8,158	11,418	7,339	7,339	—	—
Total (3)	$151,159	$16,737	$19,742	$15,328	$15,525	$8,389	$75,438

(1)

Our operating lease obligations consist of obligations under non-cancellable operating leases for our facilities in San Carlos, CA, Philadelphia, PA, and Tampa, FL.

Excluded from the above are contractual obligations with a CMO for the manufacturing facilities and minimum fixed commitment fees included in our manufacturing contracts, such as personnel, general support fee, and minimum production or material fees. These obligations met the conditions of embedded leases under Topic ASC 842 and were included in the Operating lease liabilities in the consolidated balance sheets. However, these contracts are cancellable upon prior notice and as a result, are not included in the above table.

(2) We have purchase obligations of $34.3 million related to manufacturing and supply agreements for Proleukin® under a contract we inherited as part of the Acquisition.
(3)

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

Off-Balance Sheet Arrangements

As of December 31, 2023 we did not have, and currently do not have, any off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgements and Estimates

Our accounting policies are more fully described in Note 2 of the consolidated financial statements included in this Annual Report on Form 10-K. As described in Note 2, the preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements as well as the reported revenues and expenses during the reported periods. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Asset Acquisitions

We make certain judgments to determine whether transactions should be accounted for acquisitions of assets or business combinations using the guidance in Accounting Standard Codification, or ASC, Topic 805, Business Combinations by first applying a screen test to assess if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of assets. If the screen test is met, the transaction is accounted for as an asset acquisition. If the screen test is not met, further assessment is required to determine whether we have acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business.

If the assets acquired do not constitute a business, we account for asset acquisitions using the cost accumulation and allocation method. Under this method, the cost of the acquisition, including direct acquisition-related costs, is allocated to the assets acquired on a relative fair value basis. Goodwill is not recognized in an asset acquisition and any difference between consideration transferred and the fair value of the net assets acquired is allocated to the identifiable assets acquired based on their relative fair values.

Deferred tax liabilities arising from basis differences in assets acquired are calculated using the simultaneous equations method under ASC 740, Income Taxes and based on the effective tax rate. The resulting deferred tax liability is recorded against the carrying amount of the acquired intangible assets on a relative fair value basis.

Contingent consideration in the scope of ASC Topic 815, Derivatives and Hedging, is included in the cost of the asset acquisition at its acquisition date fair value. Contingent consideration in the scope of ASC Topic 450, Contingencies, is recognized when it is both probable and reasonably estimable.

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

We review intangible assets for impairment at least annually and whenever events or changes in circumstances have occurred which could indicate that the carrying value of the assets are not recoverable. If such indicators are present, we assess the recoverability of affected assets by determining if the carrying value of the assets is less than the sum of the undiscounted future cash flows of the assets. If the assets are found to not be recoverable, we measure the amount of impairment by comparing the carrying value of the assets to their fair values. We determined that no indicators of impairment existed as of December 31, 2023. No intangible assets existed as of December 31, 2022.

Revenue Recognition

We recognize revenue from product sales in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price using the most likely method based on historical experience as well as applicable information currently available.

Accrued Research and Development Costs

Research and development costs are expensed as incurred. Clinical development costs compose a significant component of research and development costs. We have a history of contracting with third parties, including CROs, independent clinical investigators, and CMOs, that perform various clinical trial activities on our behalf in connection with the ongoing development of our product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. We accrue and expense costs for clinical trial activities performed by third parties based upon the work completed to date for each clinical trial in accordance with agreements established with CROs, hospitals, and clinical investigators. Accruals for CROs and CMOs are recorded based on services received and efforts expended pursuant to agreements established with CROs, CMOs, and other outside service providers. We determine our costs through discussions with internal clinical stakeholders and outside service providers as to the progress or stage of completion of clinical trials or services and the contracted fee to be paid for such services.

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

We make judgements and estimates in determining the accrual balance in each reporting period. In the event advance payments are made to a CRO, CMO, or other outside service provider, the payments are recorded within prepaid expenses and other current assets and subsequently recognized as research and development expense when the associated services have been performed. As actual costs become known, we adjust our estimates, liabilities and assets. Inputs used in our determination of estimates discussed above may vary from actual, which will result in adjustments to research and development expense in future periods.

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the disclosures of income taxes. ASU 2023-09 is effective for us in our annual reporting for fiscal year 2025 on a prospective basis. Early adoption and retrospective reporting are permitted. We are currently evaluating the impact of ASU 2023-09 on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosures required for operating segments in annual and interim consolidated financial statements. ASC 2023-07 is effective for us in our annual reporting for fiscal year 2024 and for interim period reporting beginning in fiscal year 2025 on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact of ASC 2023-07 on our consolidated financial statements

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in interest bearing cash accounts consisting of short-term debt securities issued by the U.S. government. The primary objective of our investment activities is to preserve principal. We adhere to an investment policy that requires us to limit amounts invested in securities based on credit rating, maturity, industry group and investment type and issuer, except for securities issued by the U.S. government. We do not have any derivative financial instruments or foreign currency instruments. As of December 31, 2023, we had $199.0 million invested in marketable securities with a maturity date of less than one year. As such we believe that we are not exposed to any material market risk. If interest rates had varied by 1% in the year ended December 31, 2023, the fair value of our investment portfolio would increase or decrease by approximately $0.4 million.

Inflation Risk

Inflation has not had a material effect on our business, financial condition or results of operations during the years ended December 31, 2023, 2022, or 2021.

Foreign currency exchange risk

In addition to our existing foreign operations, we acquired and established newly formed foreign subsidiaries to consummate our acquisition of worldwide rights in Proleukin® in the second quarter of 2023. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute Proleukin®. Our operating results could be exposed to changes in foreign currency exchange rates between U.S. dollar and various foreign currencies, the most significant of which is the pound sterling. When the U.S. dollar strengthens against these currencies, the relative value of sales made in the respective foreign currency decreases. Conversely, when the U.S. dollar weakens against these currencies, the relative value of such sales increase.

All of our product sales during the year ended December 31, 2023 were denominated in foreign currencies; however, foreign currency transaction gain was immaterial for the year ended December 31, 2023. No foreign currency exchange risk existed for the year ended December 31, 2022 or 2021.

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

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.        Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

(b)  Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Item 9B.        Other Information

During the fourth quarter of 2023, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) for the purchase or sale of securities of the Company, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

During the fourth quarter of 2023, the Company did not adopt or terminate a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) for the purchase or sale of securities of the Company, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

On February 16, 2024, we received approval from the FDA for Amtagvi™, a tumor-derived autologous T cell immunotherapy indicated for the treatment of adult patients with unresectable or metastatic melanoma previously treated with a PD-1 blocking antibody, and if BRAF V600 mutation positive, a BRAF inhibitor with or without a MEK inhibitor. This indication is approved under accelerated approval based on an endpoint of overall response rate.

On February 22, 2024, we announced the closing of the sale of an aggregate of 23,014,000 shares of our common stock, pursuant to an underwriting agreement with Jefferies, Barclays Capital Inc., and Goldman Sachs & Co. LLC at a public offering price of $9.15 per share, before underwriting discounts and commissions. The total estimated net proceeds to us from the offering are expected to be approximately $197.1 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

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
10.2

Form of Incentive Stock Option Agreement under the Genesis Biopharma Inc. 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2020).#

10.3

Form of Non-Qualified Stock Option Agreement under the Genesis Biopharma Inc. 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2020).#

10.4

Lion Biotechnologies, Inc. 2014 Equity Incentive Plan, as amended (incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on July 7, 2016).#

10.5

Form of Incentive Stock Option Agreement under the Lion Biotechnologies, Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2020).#

10.6

Form of Non-Qualified Stock Option Agreement under the Lion Biotechnologies, Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2020).#

10.7

Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 7, 2023).#

10.8

Form of Incentive Stock Option Agreement under the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.10 of Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2020).#

10.9

Form of Non-Qualified Stock Option Agreement under the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.11 of Registrant’s Annual report on Form 10-K filed with the Commission on February 25, 2020).#

10.10

Form of Stock Unit Notice and Stock Unit Agreement under the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan, as amended (June 2021 Retention Equity Awards) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2021).#

10.11

Form of Nonqualified Stock Option Award Agreement under the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan, as amended (June 2021 Retention Equity Awards) (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 10-Q filed with the Commission on August 5, 2021).#

10.12

Iovance Biotherapeutics, Inc. 2020 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 7, 2023).#

10.13

Iovance Biotherapeutics, Inc. Amended and Restated 2021 Inducement Plan (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 24, 2022).#**

10.14

Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Inducement Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 23, 2021).#

10.15

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2021 Inducement Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 23, 2021).#

10.16

Form of Deferred Stock Unit Notice and Deferred Stock Unit Agreement under the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 4, 2022).#

10.17

Patent License Agreement by and between Genesis Biopharma, Inc. and the National Institutes of Health effective October 5, 2011 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on December 13, 2011).*

10.18

Cooperative Research and Development Agreement for Intramural-PHS Clinical Research, dated August 5, 2011, by and between the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, and Genesis Biopharma, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (Amendment No. 2) filed with the Commission on November 29, 2011).

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

19.1	Iovance Biotherapeutics, Inc. Insider Trading Policy.**
21.1	Subsidiaries of the Company.**
23.1	Consent of Independent Registered Public Accounting Firm.**
24.1	Power of Attorney (included on the signature page of this Annual Report).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**
32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith).**
32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith).**
97.1	Iovance Biotherapeutics, Inc. Dodd-Frank Clawback Policy.**
101

The following financial information from the Annual Report on Form 10-K of Iovance Biotherapeutics, Inc. for the year ended December 31, 2023, formatted inline XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of December 31, 2023 and 2022 (2) Statements of Operations for the years ended December 31, 2023, 2022, and 2021; (3) Statements of Stockholders’ Equity for the years ended December 31, 2023, 2022, and 2021; (4) Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021; and (5) Notes to Financial Statements.

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

IOVANCE BIOTHERAPEUTICS, INC.

Date: February 28, 2024	By:	/s/ Frederick G. Vogt
		Name:	Frederick G. Vogt, Ph.D., J.D.
		Title:	Interim Chief Executive Officer and President, and General Counsel

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

Signature	Title	Date

/s/ Frederick G. Vogt	Interim Chief Executive Officer and President, and	February 28, 2024
Frederick G. Vogt, Ph.D., J.D.	General Counsel (Principal Executive Officer)

/s/ Jean-Marc Bellemin	Chief Financial Officer and Treasurer	February 28, 2024
Jean-Marc Bellemin	(Principal Financial Officer and Accounting Officer)

/s/ Merrill A. McPeak	Director	February 28, 2024
Merrill A. McPeak

/s/ Michael Weiser	Director	February 28, 2024
Michael Weiser, M.D., Ph.D.

/s/ Ryan D. Maynard	Director	February 28, 2024
Ryan D. Maynard

/s/ Iain Dukes	Director	February 28, 2024
Iain Dukes, D.Phil.

/s/ Wayne Rothbaum	Director	February 28, 2024
Wayne Rothbaum

/s/ Athena Countouriotis	Director	February 28, 2024
Athena Countouriotis, M.D.
/s/ Wendy L. Yarno	Director	February 28, 2024
Wendy L. Yarno

IOVANCE BIOTHERAPEUTICS, INC.

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Iovance Biotherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Iovance Biotherapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accrued clinical development costs

Description of the Matter

During 2023, the Company incurred $344.1 million of research and development expenses and accrued $10.9 million of clinical development costs as of December 31, 2023. As described in Note 2 to the Financial Statements, the Company determines accruals for clinical development costs based on the various clinical trial activities performed pursuant to contracts with third-party contract research organizations (“CROs”), which comprise a significant component of the Company’s research and development expenses. Clinical development costs are accrued and expensed based on the percentage of work completed in accordance with agreements established with CROs. The timing and amount of payments required under each individual arrangement are often different from the pattern of costs actually incurred. The Company accrues clinical development costs under its contracts with third-party service providers based on the progress or stage of completion of trials or services completed by vendors over the life of the individual trial, number of subjects enrolled, and number of sites activated.

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

How We Addressed the Matter in Our Audit

We evaluated the design and tested the operating effectiveness of the Company’s internal control related to the Company’s accrued clinical development costs processes.

To test accrued clinical development costs, our audit procedures included, among others, testing the accuracy and completeness of the inputs used in management’s analysis to determine costs incurred. We also inspected terms and conditions for selected CRO contracts and change orders and compared these to the cost models management used in tracking the progress of service agreements. We met with internal clinical personnel to understand the status of significant clinical activities. We evaluated services provided by third parties by understanding the terms and timeline of significant projects, evaluated management’s determination of work performed, subjects enrolled, sites activated and costs incurred, and obtained external confirmation of direct costs incurred, and contracts and change orders executed by the Company for selected CROs as well as key terms and conditions of those contracts. Further, we inspected selected invoices received from third parties after the balance sheet date and evaluated whether services performed prior to the balance sheet date had been properly included in costs accrued.

Asset acquisition accounting

Description of the Matter

As described in Note 4 to the Financial Statements, on May 18, 2023, the Company acquired the worldwide rights for the manufacturing, supply, commercialization and sale of Proleukin® (aldesleukin) (the “Acquisition”). The Company determined substantially all the fair value of the acquired assets was concentrated in the acquired developed technology related to the intellectual property rights of Proleukin®. Therefore, the Company concluded the Acquisition did not meet the definition of a business in accordance with ASC 805 and was accounted for as an asset acquisition. Total Acquisition consideration was $222.7 million, which was allocated among the liabilities assumed and assets acquired, including $232.7 million of the acquired developed technology intangible asset.

The prospective financial information used in the fair value of the acquired developed technology intangible asset was derived using internal management estimates. The Company’s most significant assumptions related to projected revenues.

Auditing management’s accounting for the Acquisition was especially challenging because of the judgement involved in developing the prospective financial information used to estimate the fair value of the Proleukin® acquired intangible asset, which required the use of subjective inputs.

The considerations included assessing whether substantially all the fair value of the gross assets acquired was concentrated in a single identifiable asset or group of similar identifiable assets. In particular, the fair value of the acquired developed technology intangible asset. This required a high degree of auditor judgement, subjectivity, and effort, including the use of professionals with specialized skill and knowledge, in performing procedures to assess the reasonableness of management’s assumptions of projected revenues used in estimating the fair value of the acquired developed technology intangible asset.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s processes for estimating the prospective financial information used in determining the fair value of the acquired developed technology intangible asset.

Our audit procedures also included, but was not limited to, evaluating the methodology used and significant assumptions discussed above, and testing the completeness and accuracy of the underlying data used by the Company. We involved our strategy and valuation specialists to assist in assessing the reasonableness of the methodologies used by management and certain significant assumptions related to projected revenue. Evaluating the reasonableness of management’s assumptions included, among others, consideration of (i) relevant industry forecasts, (ii) consistency with external market research and industry data, and (iii) inquiries of individuals outside the finance function who are knowledgeable about the revenue forecast. Our procedures also included testing the completeness and accuracy of the data underlying these estimates and projections.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.
San Mateo, California
February 28, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Iovance Biotherapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Iovance Biotherapeutics, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Iovance Biotherapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Mateo, California
February 28, 2024

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share information)

	December 31,	December 31,
	2023	2022
ASSETS

Current Assets
Cash and cash equivalents	$114,888	$231,731
Trade accounts receivable	151	—
Short-term investments	164,979	240,114
Inventory	10,372	—
Prepaid expenses and other assets	17,458	7,271
Total Current Assets	307,848	479,116

Property and equipment, net	114,030	105,232
Intangible assets, net	229,258	—
Operating lease right-of-use assets	62,515	73,015
Restricted cash	66,430	6,430
Long-term assets	270	189
Total Assets	$780,351	$663,982

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$33,123	$26,603
Accrued expenses	69,406	52,295
Operating lease liabilities	7,777	12,587
Total Current Liabilities	110,306	91,485

Non-Current Liabilities
Operating lease liabilities – non-current	67,085	71,859
Deferred tax liabilities	17,347	—
Long-term note payable	1,000	1,000
Total Non-Current Liabilities	85,432	72,859
Total Liabilities	195,738	164,344

Commitments and contingencies

Stockholders’ Equity
Series A Convertible Preferred stock, $0.001 par value; 17,000 shares designated, 194 shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Series B Convertible Preferred stock, $0.001 par value; 11,500,000 shares designated, 2,842,158 shares issued and outstanding as of December 31, 2023 and December 31, 2022	3	3
Common stock, $0.000041666 par value; 500,000,000, and 300,000,000 shares authorized, 256,135,715 and 187,812,072 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	11	8
Accumulated other comprehensive income (loss)	2,526	(902)
Additional paid-in capital	2,594,448	2,068,867
Accumulated deficit	(2,012,375)	(1,568,338)
Total Stockholders’ Equity	584,613	499,638
Total Liabilities and Stockholders’ Equity	$780,351	$663,982

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Statements of Operations

(In thousands, except per share information)

	Years Ended December 31,
	2023	2022	2021

Revenue	$1,189	$—	$—
Product revenue	1,189	—	—
Total revenue

Costs and expenses
Cost of sales	$10,755	$—	$—
Research and development	344,077	294,781	259,039
Selling, general and administrative	106,916	104,097	83,664
Total costs and expenses	461,748	398,878	342,703

Loss from operations	(460,559)	(398,878)	(342,703)
Other income
Interest income, net	13,043	2,985	451
Net Loss before income taxes	$(447,516)	$(395,893)	$(342,252)
Income tax benefit	3,479	—	—
Net Loss	$(444,037)	$(395,893)	$(342,252)
Net Loss Per Share of Common Stock, Basic and Diluted	$(1.89)	$(2.49)	$(2.23)
Weighted Average Shares of Common Stock Outstanding, Basic and Diluted	235,131	159,259	153,406

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2023	2022	2021
Net Loss	$(444,037)	$(395,893)	$(342,252)
Other comprehensive loss:
Unrealized gain/(loss) on investments	940	(301)	(620)
Foreign currency translation adjustment	2,488	—	—
Comprehensive Loss	$(440,609)	$(396,194)	$(342,872)

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Statements of Stockholders' Equity

(In thousands, except share information)

	Series A		Series B
	Convertible		Convertible				Additional	Accumulated other		Total
	Preferred Sock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2021	194	$—	3,581,119	$4	146,874,917	$6	$1,486,662	$19	$(830,193)	$656,498
Stock-based compensation expense	—	—	—	—	—	—	69,765	—	—	69,765
Common stock issued upon purchase through employee stock purchase plan	—	—	—	—	94,148	—	1,586	—	—	1,586
Common stock issued upon exercise of stock options	—	—	—	—	2,822,617	—	33,526	—	—	33,526
Common stock sold in public offering, net of offering costs	—	—	—	—	6,474,099	—	203,155	—	—	203,155
Common stock issued from preferred stock conversion	—	—	(738,961)	(1)	738,961	1	1	—	—	1
Unrealized loss on investments	—	—	—	—	—	—	—	(620)	—	(620)
Net loss	—	—	—	—	—	—	—	—	(342,252)	(342,252)
Balance - December 31, 2021	194	$—	2,842,158	$3	157,004,742	$7	$1,794,695	$(601)	$(1,172,445)	$621,659
Stock-based compensation expense	—	—	—	—	—	—	84,022	—	—	84,022
Common stock issued upon purchase through employee stock purchase plan	—	—	—	—	262,701	—	1,655	—	—	1,655
Vesting of restricted shares issued for services	—	—	—	—	894,760	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(342,703)	—	(2,649)	—	—	(2,649)
Common stock issued upon exercise of stock options	—	—	—	—	203,579	—	1,642	—	—	1,642
Unrealized loss on investments	—	—	—	—	—	—	—	(301)	—	(301)
Common stock sold in public offering, net of offering costs	—	—	—	—	29,788,993	1	189,501	—	—	189,502
Net loss	—	—	—	—	—	—	—	—	(395,893)	(395,893)
Balance - December 31, 2022	194	$—	2,842,158	$3	187,812,072	$8	$2,068,867	$(902)	$(1,568,338)	$499,638
Stock-based compensation expense	—	—	—	—	—	—	62,625	—	—	62,625
Common stock issued upon purchase through employee stock purchase plan	—	—	—	—	435,459	—	2,410	—	—	2,410
Vesting of restricted shares issued for services	—	—	—	—	1,253,465	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(454,367)	—	(2,795)	—	—	(2,795)
Common stock sold in public and/or at the market offerings, net of offering costs	—	—	—	—	67,080,226	3	463,278	—	—	463,281
Common stock issued upon exercise of stock options	—	—	—	—	8,860	—	63	—	—	63
Unrealized gain on investments	—	—	—	—	—	—	—	940	—	940
Foreign currency cumulative translation adjustments								2,488	—	2,488
Net loss	—	—	—	—	—	—	—	—	(444,037)	(444,037)
Balance - December 31, 2023	194	$—	2,842,158	$3	256,135,715	$11	$2,594,448	$2,526	$(2,012,375)	$584,613

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Net loss	$(444,037)	$(395,893)	$(342,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	62,625	84,022	69,765
Unrealized exchange gains	70	—	—
Amortization of intangible assets	9,849	—	—
Amortization of right of use asset	11,710	11,825	10,869
Depreciation and amortization of property and equipment	11,568	9,310	3,111
Deferred tax benefit	(3,479)	—	—
Accretion of discounts and premiums on investments	(3,605)	474	6,013
Loss on write-off of fixed assets	—	397	—
Changes in assets and liabilities:
Prepaid expenses, other assets and long-term assets	(10,062)	(2,130)	2,775
Trade accounts receivable	(149)	—	—
Inventory	(10,118)	—	—
Operating lease liabilities	(10,794)	(1,942)	(5,882)
Accounts payable	4,828	5,883	6,976
Accrued expenses and other liabilities	19,774	(4,703)	20,684
Net cash used in operating activities	(361,820)	(292,757)	(227,941)

Cash Flows from Investing Activities
Maturities of investments	285,583	522,696	762,914
Purchase of investments	(205,902)	(245,816)	(725,208)
Cash paid for acquisition, net of cash acquired	(212,633)	—	—
Purchase of property and equipment	(22,290)	(20,425)	(37,574)
Net cash provided by / (used in) investing activities	(155,242)	256,455	132

Cash Flows from Financing Activities
Tax payments related to shares withheld for vested restricted stock units	(2,795)	(2,649)	—
Proceeds from the issuance of common stock under employee stock purchase plan	2,410	1,655	1,586
Proceeds from the issuance of common stock upon exercise of options	63	1,642	33,526
Proceeds from the issuance of common stock, net	463,281	189,502	203,156
Proceeds from the issuance of debt	—	—	1,000
Net cash provided by financing activities	462,959	190,150	239,268
Effect of exchange rate changes	(2,740)
Net increase in cash, cash equivalents and restricted cash	(56,843)	153,848	11,459
Cash, Cash Equivalents and Restricted Cash Beginning of Period	238,161	84,313	72,854
Cash, Cash Equivalents and Restricted Cash End of Period	$181,318	$238,161	$84,313

Supplemental disclosure of non-cash investing and financing activities:
Fair value of net assets acquired	$222,637	—	—
Net unrealized gain (loss) on investments	940	$(301)	(620)
Acquisition of property and equipment included in accounts payable and accrued expenses	4,062	5,985	12,410
Conversion of convertible preferred stock to common stock	—	—	1
Lease liabilities arising from obtaining right-of-use asset from new leases	177	553	17,275
Lease liabilities arising from obtaining right-of-use asset from lease modifications	1,033	15,304	7,800

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL ORGANIZATION, BUSINESS AND LIQUIDITY

General Organization and Business

Iovance Biotherapeutics, Inc. (the “Company”) is a commercial-stage biopharmaceutical company pioneering a transformational approach to treating cancer by harnessing the human immune system’s ability to recognize and destroy diverse cancer cells using therapies personalized for each patient. The Company’s mission is to be the global leader in innovating, developing and delivering tumor infiltrating lymphocyte (“TIL”) cell therapies for patients with solid tumor cancers. With the recent approval of the biologics license application (the “BLA”), the Company is executing the U.S. launch of Amtagvi™ (lifileucel), the first product within its autologous TIL cell therapy platform, and Proleukin® (aldesleukin), an interleukin-2 (“IL-2”) product used in the Amtagvi™ treatment regimen. Amtagvi™ is a tumor-derived autologous T cell immunotherapy indicated for the treatment of adult patients with unresectable or metastatic melanoma previously treated with a PD-1 blocking antibody, and if BRAF V600 mutation positive, a BRAF inhibitor with or without a MEK inhibitor. This indication is approved under accelerated approval based on overall response rate (“ORR”). Continued approval for this indication may be contingent upon verification and description of clinical benefit in future confirmatory trials.  Amtagvi™ is the first and the only one-time, individualized T cell therapy to receive FDA approval for a solid tumor cancer. Amtagvi™ and Proleukin® are part of a treatment regimen that includes lymphodepletion.

The Company was founded to build upon the promise of TIL cell therapy that was previously demonstrated in single-center clinical trials at academic centers, including the National Cancer Institute (“NCI”). The Company’s multi-center trials, novel TIL products, manufacturing processes, facilities, and bioanalytical platforms have transformed TIL cell therapy into a commercially viable treatment which many more patients with cancer can access.

The Company manufactures Amtagvi™ and its investigational TIL cell therapies using a centralized, scalable and proprietary 22-day manufacturing process which rejuvenates and multiplies polyclonal T cells unique to each patient into the billions and yields a cryopreserved, individualized therapy.

The Company’s development pipeline includes multicenter trials of TIL cell therapies in additional treatment settings for solid tumor cancers. The Company is investigating TIL monotherapies for patients with later stage disease who were previously treated with standard of care therapies and TIL combinations with standard of care therapies to potentially improve outcomes in patients who are earlier in their disease. These trials two ongoing registrational trials to support a supplementary BLA (“sBLA”), of its TIL cell therapies in frontline advanced melanoma and in advanced non-small cell lung cancer following standard of care chemo-immunotherapy. The Company is also developing next generation therapies using TIL, such as genetically modified TIL cell therapy.

Liquidity

The Company is currently engaged in the development of therapeutics to fight cancer, specifically solid tumors. With the recent approval of the BLA, the Company expects to generate revenue from the sale of its product Amtagvi™. Furthermore, following the acquisition of the worldwide rights to Proleukin® (as discussed below in Note 4 - Proleukin® Acquisition) in the second quarter of 2023, the Company began to generate revenue from the sales of Proleukin® during the year ended December 31, 2023. However, such revenues for Amtagvi™ and Proleukin® may not be material during the 12 months from the date the consolidated financial statements are issued and this Annual Report on Form 10-K is filed. The Company has incurred a net loss of $444.0 million for the year ended December 31, 2023 and used $361.8 million of cash in its operating activities during the year ended December 31, 2023. As of December 31, 2023, the Company had $346.3 million in cash, cash equivalents, investments, and restricted cash ($114.9 million of cash and cash equivalents, $165.0 million in short-term investments and $66.4 million in restricted cash).

The Company expects to continue to incur significant expenses to support its execution of the commercial launch of Amtagvi™, fund ongoing clinical programs, including its NSCLC registration study, IOV-LUN-202, and its frontline advanced melanoma Phase 3 confirmatory trial, TILVANCE-301, continue the development of its pipeline candidates, and for other general corporate purposes. Based on the funds the Company has available as of the date these consolidated financial statements are issued, which include estimated net proceeds (after deducting underwriting and other offering expenses) of approximately $197.1 million from the public offering of its common stock completed on February 22, 2024, the Company believes that it has sufficient capital to fund its anticipated operating expenses and capital expenditures as planned for at least the next twelve months from the date these consolidated financial statements are issued.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Cash, Cash Equivalents, and Investments

The Company’s cash and cash equivalents include short-term investments with original maturities of three months or less when purchased. The Company's investments are classified as “available-for-sale.” The Company includes these investments in current assets or non-current assets in the Consolidated Balance Sheets based on the length of maturity from the reporting date and carries them at fair value. Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive loss. Impairment losses related to credit losses (if any) are recorded as an allowance for credit losses with an offsetting entry to Interest income, net. No impairment losses related to credit losses were recognized for the years ended December 31, 2023, 2022 and 2021. The cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in Interest income, net in the consolidated statements of operations. Gains and losses on securities sold are recorded based on the specific identification method and are included in Interest income, net in the consolidated statements of operations. The Company has not incurred any realized gains or losses from sales of securities to date. The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities and commercial paper, and places restrictions on maturities and concentration by type and issuer, except for securities issued by the U.S. government.

Restricted Cash

The Company maintains a required minimum balance in a segregated bank account in connection with its letters of credit for which amounts are restricted as to their use by the Company. Currently, the Company’s letters of credit are primarily comprised of one for the benefit of the landlord for the Iovance Cell Therapy Center (the “iCTC”) used as a security deposit for the lease in the amount $5.45 million (See Note 14 - Leases) and a letter of credit for $0.6 million for the benefit of the landlord for the Company’s current headquarters’ lease (See Note 14 - Leases), as well as a letter of credit for $60.0 million, for the future milestone payment as required by the terms of the Option Agreement for the Proleukin® acquisition (See Note 4 – Proleukin® Acquisition). This letter of credit expires on May 5, 2024, however, it will be automatically extended, without written agreement, for one-year periods to May in each succeeding calendar year and the final expiration date will be July 20, 2026. Furthermore, the letter of credit will not be automatically extended if a thirty-day written notice is provided prior to the annual extension. The letter of credit for $5.45 million originally expired on May 28, 2020, however, it automatically extends for additional one-year periods, without written agreement, to May 28 in each succeeding calendar year, through at least 60 days after the lease expiration date. Further, on the expiration of the seventh year of the lease, and each anniversary date thereafter, the letter of credit may be decreased by $1.0 million with a minimum security deposit of $1.5 million maintained through the end of the lease term. The letter of credit with the landlord for the Company’s current headquarters’ lease expires on February 1, 2032, however, it will be automatically extended, without written agreement, for one-year periods to February in each succeeding calendar year. As of December 31, 2023 and December 31, 2022, Restricted cash totaled $66.4 million and $6.4 million, respectively. This amount has been classified as a non-current asset in the Company’s consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2023	2022	2021
Cash and cash equivalents	$114,888	$231,731	$78,229
Restricted cash	66,430	6,430	6,084
Total cash, cash equivalents and restricted cash	$181,318	$238,161	$84,313

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

If the assets acquired do not constitute a business, the Company accounts for asset acquisitions using the cost accumulation and allocation method. Under this method, the cost of the acquisition, including direct acquisition-related costs, is allocated to the assets acquired on a relative fair value basis. Goodwill is not recognized in an asset acquisition and any difference between consideration transferred and the fair value of the net assets acquired is allocated to the identifiable assets acquired based on their relative fair values.

Deferred tax liabilities arising from basis differences in assets acquired are calculated using the simultaneous equations method under ASC Topic 740, Income Taxes (“ASC 740”), and based on the effective tax rate. The resulting deferred tax liability is recorded in the consolidated balance sheet as of December 31, 2023.

Contingent consideration in the scope of ASC Topic 815, Derivatives and Hedging (“ASC 815”), is included in the cost of the asset acquisition at its acquisition date fair value. Contingent consideration in the scope of ASC Topic 450, Contingencies (“ASC 450”), is recognized when it is both probable and reasonably estimable.

Inventory and Cost of Sales

Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. Cost includes amounts related to materials, labor and overhead. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Inventories presented in the consolidated balance sheet as of December 31, 2023 pertain solely to Proleukin® and include a step-up of the fair value of inventories as a result of the acquisition of the worldwide rights to Proleukin®. Inventoriable costs incurred such as manufacturing costs for the Company’s product candidates, including Amtagvi™, are expensed as incurred as research and development expenses prior to regulatory approval. When regulatory approval of a product is obtained and the approved product is commercially launched, the Company will begin capitalizing manufacturing costs related to the approved product into inventory.

Cost of sales includes the cost of Proleukin® inventories and other costs that are directly associated with the purchase and sales of Proleukin®. In addition, amortization expense for the fair value step up of Proleukin® inventories and the acquired intangible assets related to the developed technology are included in cost of sales in the Company’s consolidated statement of operations.

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

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company reviews intangible assets for impairment at least annually and whenever events or changes in circumstances have occurred which could indicate that the carrying value of the assets are not recoverable. If such indicators are present, the Company assesses the recoverability of affected assets by determining if the carrying value of the assets is less than the sum of the undiscounted future cash flows of the assets. If the assets are found to not be recoverable, the Company measures the amount of impairment by comparing the carrying value of the assets to their fair values. The Company determined that no indicators of impairment existed as of December 31, 2023.

Leases

The Company determines if an arrangement includes a lease at inception and thereafter, if modified. Operating leases are included in its consolidated balance sheets as Operating lease right-of-use assets and Operating lease liabilities as of December 31, 2023 and 2022. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date or modification date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses an estimated incremental borrowing rate that is applicable to the Company based on the information available at the later of the lease commencement or modification date.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, management prepares an estimate of future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2023, 2022, and 2021, the Company did not recognize any impairments for its property and equipment.

Fair Value Measurements

Under ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), fair value is defined as the price at which an asset could be exchanged, or a liability transferred in a transaction between knowledgeable, willing parties in the principal or most

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

advantageous market for the asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied.

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

The Company’s financial instruments consist of cash, cash equivalents, short-term investments, and long-term notes payable, all of which are reported at their respective fair value or approximate fair value on its consolidated balance sheets.

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

Revenue Recognition

The Company recognizes revenue from product sales in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price using the most likely method based on historical experience as well as applicable information currently available.

Indirect taxes collected from customers and remitted to government authorities that are related to sales of the Company’s products, primarily in Europe, are excluded from revenues.

Subsequent to the closing of the acquisition of Proleukin® in May 2023, the Company began to sell Proleukin® in licensed markets outside of the U.S. To date, there have been no product sales from Proleukin® in the U.S. market. Revenue recognized for the year ended December 31, 2023 was not material to the Company’s consolidated financial statements.

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

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Included in the Company’s clinical development costs are investigator costs, which are costs associated with treatments administered at clinical sites as required under each clinical trial protocol. The Company’s determination of clinical investigator costs and related timing of expense recognition will depend on a number of factors that include, but are not limited to, (i) the overall number of patients that enroll in the trial at each individual site, (ii) the length of clinical trial enrollment period, (iii) discontinuation and completion rates of patients, (iv) duration of patient safety follow-ups, (v) the number of sites included in the clinical trial, and (vi) the contracted fee of each participating site for patient treatment while on clinical trial, which can vary greatly for several reasons including, but not limited to, geographic region, medical center or physician costs, and overhead costs. In addition, the Company’s estimates for per patient trial costs will vary based on a number of factors that include, but are not limited to, the extent of additional procedures that may be administered by investigators as a result of patient health status, recoverability of patient costs through insurance carriers of patients, and unanticipated cost of injuries incurred as a result of the clinical trial treatment. The Company accrues estimated expenses resulting from obligations under investigator site agreements as the timing of payments does not always timely align with the periods over which the treatments are administered by the clinical investigators. These estimates are typically based on contracted amounts, patient visit data, discussions with internal clinical stakeholders and outside service providers, and historical look-back analysis of actual payments made to date.

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

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selling, general and administrative expense

Selling, general and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, procurement, legal, investor relations, facilities, business development, marketing, commercial, information technology and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses. Selling, general and administrative costs are expensed as incurred, and the Company accrues for services provided by third parties related to such expenses by monitoring the status of services provided and receiving estimates from its service providers and adjusting its accruals as actual costs become known.

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

ASC Topic 740, Income Taxes (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will classify as income tax expense any interest and penalties. The Company has no material uncertain tax positions for any of the reporting periods presented.

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

As of December 31, 2023, 2022, and 2021, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	As of December 31,
	2023	2022	2021
Stock options	18,899,849	15,240,197	12,520,865
Employee Stock Purchase Plan	296,751	260,859	85,227
Restricted stock units	3,453,901	2,436,764	1,110,010
Series A Convertible Preferred Stock*	97,000	97,000	97,000
Series B Convertible Preferred Stock*	2,842,158	2,842,158	2,842,158
	25,589,659	20,876,978	16,655,260

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Iovance Biotherapeutics, Inc. and its wholly-owned subsidiaries, Iovance Biotherapeutics Manufacturing LLC, Iovance Biotherapeutics GmbH, and Iovance Biotherapeutics B.V., Iovance Biotherapeutics UK Ltd and Iovance Biotherapeutics UK SP Ltd (together, the “UK subsidiaries”), and Iovance Biotherapeutics Canada, Inc. All intercompany accounts and transactions have been eliminated.

Certain prior year amounts in the notes to these consolidated financial statements have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the previously reported consolidated balance sheets, consolidated statements of operations, consolidated statements of other comprehensive loss, consolidated statements of stockholder’s equity or consolidated statements of cash flows.

Foreign Currency Translation

The assets and liabilities of the Company’s subsidiaries whose functional currencies are not in U.S. dollars are translated into U.S. dollars at the related period-end exchange rate. The U.S. dollar effects that arise from translation of net assets of these subsidiaries at changing rates are recognized in Accumulated Other Comprehensive Income (Loss) in the consolidated balance sheets. The subsidiaries’ net loss is translated into U.S. dollars by using the average exchange rate for the applicable period. The consolidated financial statements are presented in U.S. dollars, which is the Company’s reporting currency.

Segment Reporting

The Company operates in one segment, focused on developing and commercializing therapies using autologous TIL for the treatment of metastatic melanoma and other solid tumor cancers.

Concentrations

The Company is subject to credit risk from its portfolio of cash, cash equivalents and investments. Under its investment policy, the Company limits amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. The Company does not believe it is exposed to any significant concentrations of credit risk from these financial instruments. The Company maintains cash, cash equivalents and investment balances at four financial institutions. Management believes that the financial institutions which hold its cash are financially sound and, accordingly, minimal credit risk exists. As of December 31, 2023 and 2022, respectively, the Company’s cash balances were in excess of insured limits maintained at the financial institutions.

Recent Accounting Standards Issued But Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the disclosures of income taxes. ASU 2023-09 is effective for the Company in its annual reporting for fiscal 2025 on a prospective basis. Early adoption and retrospective reporting are permitted. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosures required for operating segments in annual and interim consolidated financial statements. ASC 2023-07 is effective for the Company in its annual reporting for fiscal year 2024 and for interim period reporting beginning in

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fiscal year 2025 on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of ASC 2023-07 on its consolidated financial statements.

NOTE 3. CASH EQUIVALENTS AND INVESTMENTS

The amortized cost and fair value of cash equivalents and investments as of December 31, 2023 and December 31, 2022 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2023	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$164,940	$39	$—	$164,979
Money market funds	34,053	—	—	34,053
Total investments	$198,993	$39	$—	$199,032

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2022	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$118,570	$—	$(850)	$117,720
U.S. government agency securities	11,272	—	(7)	11,265
Corporate securities	7,230	—	—	7,230
Commercial paper	148,299	8	(53)	148,254
Money market funds	88,001	—	—	88,001
Total investments	$373,372	$8	$(910)	$372,470

The fair value of cash equivalents and investments as of December 31, 2023 and December 31, 2022 are classified as follows in the Company’s consolidated balance sheets (in thousands):

	December 31,	December 31,
Classified as:	2023	2022
Cash equivalents	$34,053	$132,356
Short-term investments	164,979	240,114
Total investments	$199,032	$372,470

Cash equivalents in the tables above exclude cash demand deposits of $80.8 million and $99.4 million as of December 31, 2023 and 2022, respectively. Unrealized gains and losses are included in accumulated other comprehensive (loss) income, and as of December 31, 2023 and 2022 no unrealized losses on available-for-sale securities have resulted from credit risk. All available-for-sale securities held as of December 31, 2023 and December 31, 2022 had contractual maturities of less than one year. No significant available-for-sale securities held as of the periods presented have been in a continuous unrealized loss position for more than 12 months. To date, the Company has not recorded any impairment charges on its investments.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recurring Fair Value Measurements

As of December 31, 2023 and 2022, the fair value of the Company’s financial assets that are measured at fair value on a recurring basis, which consist of cash equivalents and short-term and long-term investments classified as available-for-sale securities, are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$164,979	$—	$—	$164,979
Money market funds	34,053	—	—	34,053
Total	$199,032	$—	$—	$199,032

	Assets at Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$117,720	$—	$—	$117,720
U.S. government agency securities	—	11,265	—	11,265
Corporate securities	—	7,230	—	7,230
Commercial paper	—	148,254	—	148,254
Money market funds	88,001	—	—	88,001
Total	$205,721	$166,749	$—	$372,470

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

The Acquisition was accounted for as an asset acquisition because substantially all of the fair value of the acquired assets was concentrated in the acquired developed technology related to the intellectual property rights of Proleukin® and therefore the Acquisition does not meet the definition of a business in accordance with ASC 805. The Proleukin® Business operations have been included in the Company’s consolidated financial statements commencing from the acquisition date.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the total cash consideration and allocated acquisition date fair values of assets acquired and liabilities assumed (in thousands):

Amounts
Cash	$35
Inventory	9,688
Developed technology	232,665
Assembled workforce	636
Deferred tax liability	(20,352)
Total cost of acquisition	$222,672

The $222.7 million of total cost of the Acquisition consisted of (i) a $210.2 million of cash payment to Clinigen and (ii) $12.5 million of direct transaction costs incurred by the Company. The Option Agreement additionally provides for contingent cash payments consisting of (i) a milestone payment of £41.7 million, or approximately $50.0 million, upon first approval of lifileucel in advanced melanoma, (ii) deferred consideration based on double digit rates on global net sales (as defined in the Option Agreement) payable from the Company to the sellers following the completion of the Acquisition over a deferred consideration term of twelve years, and (iii) after the deferred consideration term, earnout payments payable from the Company to sellers following the completion of the transaction if deferred consideration payments are equal or greater than the deferred consideration amount provided for in the Option Agreement. These contingent payments were determined to be within the scope of ASC 450 and will be recognized when they are both probable and estimable. The recognition criteria have not been met as of the acquisition date or as of December 31, 2023.

The net assets acquired in the Acquisition were recorded by allocating the total cost of the Acquisition to the assets acquired on a relative fair value basis based on their estimated fair values as of May 18, 2023, which is the date that the Acquisition was completed.

The fair value of the developed technology was estimated using a multi-period excess earnings income approach that discounts expected cash flows to present value by applying a discount rate that represents the estimated rate that market participants would use to value the intangible assets. The fair value of the developed technology is being amortized over an expected useful life of 15 years and is recorded as Cost of Sales in the Company’s consolidated statement of operations.

The fair value of the assembled workforce was estimated using a replacement cost less depreciation method. The fair value of the assembled workforce is being amortized over an expected useful life of 3 years and is recorded as Selling, General and Administrative expense in the Company’s consolidated statement of operations.

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

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. INTANGIBLE ASSETS, NET

The gross carrying amounts and net book value of intangible assets as of December 31, 2023 are as follows (in thousands):

	December 31, 2023
	Gross carrying amounts	Accumulated amortization	Intangible assets, net
Intangible assets:
Developed technology	$238,612	$(9,871)	$228,741
Assembled workforce	652	(135)	517
Total Intangible Assets	$239,264	$(10,006)	$229,258
* Amounts are translated using the foreign exchange rate as of 12/31/2023.

The Company recognized amortization expense of $9.9 million during the year ended December 31, 2023. Amortization expense for the developed technology and assembled workforce is recorded in Cost of sales and Selling, general and administrative expense, respectively, in the consolidated statement of operations for the year ended December 31, 2023. There was no such expense recorded in the year ended December 31, 2022.

The total estimated amortization of the Company’s intangible assets the years ending December 31, 2024, 2025, 2026, 2027 and 2028 are $16.1 million, $16.1 million, $16.0 million, $15.9 million, and $15.9 million, respectively.

NOTE 6. INVENTORY

Inventory presented in the consolidated balance sheet as of December 31, 2023 pertains solely to Proleukin®. Inventory classified as work in process are unlabeled vials of Proleukin®.

As of December 31, 2023 and December 31, 2022, inventory consists of the following (in thousands):

	December 31,	December 31,
	2023	2022
Work in process	$5,749	$—
Finished goods	4,623	—
Total inventory	$10,372	$—

NOTE 7. REVENUE

Product sales for the year ended December 31, 2023 was $1.2 million and represented sales of Proleukin® made primarily in licensed markets outside of the U.S. To date, there have been no product sales from Proleukin® in the U.S. market.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	December 31,	December 31,
	2023	2022
Leasehold improvements	$76,804	$74,305
Lab, process, and validation equipment	23,131	22,136
Utility equipment	5,990	5,951
Office furniture and equipment	3,297	2,927
Computer software	7,772	6,736
Computer equipment	542	695
Machinery and equipment	306	82
Construction in progress	24,101	9,118
Total property and equipment, cost	141,943	121,950
Less: Accumulated depreciation and amortization	(27,913)	(16,718)
Property and equipment, net	$114,030	$105,232

Depreciation expense for the years ended December 31, 2023, 2022, and 2021 was approximately $11.6 million, $9.3 million and $3.1 million, respectively. During the years ended December 31, 2023 and 2022, the Company placed $2.6 million and $27.2 million of assets related to the iCTC in service, respectively, and initiated depreciation of these assets.

NOTE 9. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2023	2022
Employee and consultant related expenses	$34,814	$20,188
Clinical related	10,911	14,812
Manufacturing related	10,893	4,467
Facilities related	2,437	6,510
Legal and related services	1,610	3,015
Inventory related	2,148	—
Other accrued expenses	6,593	3,303
Total accrued expenses	$69,406	$52,295

NOTE 10. STOCKHOLDERS’ EQUITY

Common Stock

The Company’s certificate of incorporation, as amended, authorizes the issuance of up to 500,000,000 shares of the Company’s common stock, par value $0.000041666. As of December 31, 2023, 256,135,715 shares of the Company’s common stock were issued and outstanding.

Public Offerings

On July 13, 2023, the Company closed an underwritten public offering of 23,000,000 shares of the Company’s common stock, which included 3,000,000 shares of common stock issued pursuant to the exercise of the option granted to the underwriters, at a public offering price of $7.50 per share, before underwriting discounts and commissions. The total net proceeds to the Company from the offering, including the exercise of the option by the underwriters, were $161.5 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At the Market Offering Program

On November 18, 2022, the Company entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with Jefferies LLC (“Jefferies”). Under the terms of the 2022 Sale Agreement, the Company was able to, from time to time, at its sole discretion, issue and sell through Jefferies, acting as a sales agent, up to $500.0 million of shares of the Company’s common stock. On June 16, 2023, the Company entered into a new Open Market Sale Agreement (the “2023 Sale Agreement”), which superseded and replaced in its entirety the 2022 Sale Agreement, which was terminated by the Company. Under the terms of the 2023 Sale Agreement, the Company may, from time to time, in its sole discretion, issue and sell through Jefferies, acting as a sales agent, up to $450.0 million of shares of the Company’s common stock. The issuance and sale, if any, of the shares of common stock by the Company under the 2023 Sale Agreement was or will be made pursuant to a prospectus supplement dated June 16, 2023 to the Company’s Registration Statement on Form S-3ASR, which became effective immediately upon filing with the SEC on June 16, 2023.

Pursuant to the 2023 Sale Agreement, Jefferies may sell the Common Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended. Jefferies will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the Common Shares from time to time, based upon instructions from the Company (including any price or size limits or other customary parameters or conditions the Company may impose). The Company will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any Common Shares sold through Jefferies under the 2023 Sale Agreement.

The Company is not obligated to make any sales of Common Shares under the 2023 Sale Agreement. The offering of Common Shares pursuant to the 2023 Sale Agreement will terminate upon the earlier to occur of (i) the issuance and sale, through Jefferies, of all Common Shares subject to the 2023 Sale Agreement and (ii) termination of the 2023 Sale Agreement in accordance with its terms.

For the years ended December 31, 2023 and 2022, the Company received $301.7 million and $189.5 million in net proceeds, net of offering costs, through the sale of 44,080,226 shares and 29,788,993 shares of its common stock through the 2023 Sale Agreement and/or the 2022 Sale Agreement at a weighted average price per share of $6.99 and $6.52, respectively.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock. As of December 31, 2023, 17,000 shares were designated as Series A Convertible Preferred Stock and 11,500,000 shares were designated as Series B Convertible Preferred Stock.

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

No shares of Series A Convertible Preferred Stock were converted to common stock during the year ended December 31, 2023 and 2022. As of December 31, 2023, and 2022, 194 shares of Series A Convertible Preferred Stock (that are convertible into 97,000 shares of common stock) remained outstanding.

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

No shares of Series B Convertible Preferred Stock were converted to common stock during the year ended December 31, 2023 and 2022. At December 31, 2023 and 2022, 2,842,158 shares of Series B Preferred Stock (that are convertible into 2,842,158 shares of common stock) remained outstanding.

Equity Incentive Plans

The Company has multiple equity incentive plans under which it grants awards. As of December 31, 2023, there are 275,625 shares available to grant under the 2014 Equity Incentive Plan (the “2014 Plan”).

On April 22, 2018, the Company’s Board of Directors (the “Board”) adopted the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (the “2018 Plan”), which was approved by the Company’s stockholders in June 2018. The 2018 Plan as approved initially authorized the issuance up to an aggregate of 6,000,000 shares of common stock in the form of incentive (qualified) stock options, non-qualified options, common stock, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards or any combination of the foregoing. On June 8, 2020, the Company's stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2018 Plan from 6,000,000 to 14,000,000 shares, which became effective immediately. Additionally, on June 10, 2022, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2018 Plan from 14,000,000 to 20,700,000 shares, which became effective immediately. On June 6, 2023, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 20,700,000 to 29,700,000, which became effective immediately. As of December 31, 2023, 9,906,666 shares of common stock were available for grant under the Company’s 2018 Plan.

On September 22, 2021, the Board adopted the Iovance Biotherapeutics, Inc. 2021 Inducement Plan (the “2021 Inducement Plan”). The 2021 Inducement Plan provides for the grant of non-qualified options, common stock, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards, or any combination of the foregoing. The 2021 Inducement Plan was recommended for approval by the Compensation Committee of the Board (the “Compensation Committee”), and subsequently approved and adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the rules and regulations of The Nasdaq Stock Market LLC (the “Nasdaq Listing Rules”).

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

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 13, 2023, the Compensation Committee approved an additional amendment to the 2021 Inducement Plan solely to increase the number of shares reserved for issuance under the 2021 Inducement Plan from 1,750,000 shares of the Company’s common stock to 2,250,000 shares of the Company’s common stock without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, equity awards under the 2021 Inducement Plan may only be made to an employee if such employee is granted such equity awards in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. In addition, awards under the 2021 Inducement Plan may only be made to employees who have not previously been an employee or member of the Board (or any parent or subsidiary of the Company) or following a bona fide period of non-employment of the employee by the Company (or a parent or subsidiary of the Company). As of December 31, 2023, 349,428 shares of common stock were available for grant under the Inducement Plan.

Stock Options

A summary of the status of stock options as of December 31, 2023, and the changes during the three years then ended, is presented in the following table:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contract	Value
	Options	Price	Life	(in thousands)
Outstanding at December 31, 2022	15,240,197	$22.45
Issued	5,379,670	7.04
Exercised	(8,860)	7.10
Expired/Cancelled	(1,711,158)	17.01
Outstanding at December 31, 2023	18,899,849	$18.57	6.75	$7,065
Ending vested and expected to vest at December 31, 2023	18,899,849	$18.57	6.75	$7,065
Options exercisable at December 31, 2023	12,160,135	$23.40	5.54	$1,337

As of December 31, 2023, there was $31.7 million of total unrecognized compensation expense related to unvested employee stock options, which the Company expects to recognize over a remaining weighted average period of 1.84 years.

The weighted average grant date fair value for employee options granted under the Company's stock option plans during the years ended December 31, 2023, 2022, and 2021 was $4.91, $8.29, and $22.28 per option, respectively.

The aggregate intrinsic value in the table above reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year ended December 31, 2023 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2023. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

The aggregate intrinsic value of stock options exercised during the year ended December 31, 2023, 2022, and 2021 were $0.01 million, $0.04 million, and $21.3 million, respectively.

Employee Stock Purchase Plan

In June 2020, the Company adopted the 2020 ESPP upon its approval by the Company’s shareholders at its Annual Stockholders Meeting on June 8, 2020. The Company reserved 500,000 shares of its common stock for issuance under the 2020 ESPP. On June 6, 2023, the Company's stockholders approved an amendment to the 2020 ESPP to increase the number of shares reserved for issuance under the 2020 ESPP from 500,000 shares of the Company’s common stock to 1,400,000 shares of the Company’s common stock, which became effective immediately.

Under the 2020 ESPP, employees of the Company can purchase shares of our common stock based on a percentage of their compensation subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair market value of its common

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock on the offering date or the purchase date with a six-month look-back feature. The 2020 ESPP purchases are settled with common stock from the 2020 ESPP’s previously authorized and available pool of shares.

The compensation expense related to the 2020 ESPP for the years ended December 31, 2023, 2022 and 2021 was $1.2 million, $1.3 million and $1.2 million, respectively. Under the 2020 ESPP, for the years ended December 31, 2023 and 2022, the Company received proceeds of $2.4 million for the issuance of 435,459 shares and $1.7 million for the issuance of 262,701 shares, respectively. As of December 31, 2023, there was $0.6 million of unrecognized compensation cost associated with the 2020 ESPP, which is expected to be recognized over 5.4 months.

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

Activity for RSUs and PRSUs during the years ended December 31, 2023 and 2022 is presented in the following table:

		Weighted
	Number	Average
	of	Grant Date
	RSUs and PRSUs	Fair Value
Outstanding, non-vested as of December 31, 2022	2,436,764	$14.74
Granted	2,729,348	7.19
Vested/Released	(1,253,465)	16.17
Canceled/Forfeited	(458,746)	9.35
Outstanding as of December 31, 2023	3,453,901	$8.97
Ending vested and expected to vest at December 31, 2023	3,453,901	$8.97

As of December 31, 2023 and 2022, there was $19.9 million and $20.6 million of unrecognized stock-based compensation expense associated with unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of 1.65 and 1.72 years, respectively. The aggregate intrinsic value of the unvested RSUs and PRSUs outstanding as of December 31, 2023 and 2022, was $28.1 million and $14.5 million, respectively.

Stock-Based Compensation

Total stock-based compensation expense related to the Company’s stock-based awards was recorded on the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Research and development	$34,926	$50,242	$40,833
Selling, general and administrative	27,699	33,780	28,932
Total stock-based compensation expense	$62,625	$84,022	$69,765

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total stock-based compensation expense by type of award was as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Stock option expense	$45,340	$58,308	$56,305
Restricted stock expense	16,062	24,436	12,247
ESPP expense	1,223	1,278	1,213
Total stock-based compensation expense	$62,625	$84,022	$69,765

The following table summarizes the assumptions relating to options granted pursuant to the Company’s equity incentive plans for the years ended December 31, 2023, 2022, and 2021:

	Stock Option			ESPP
	Years Ended December 31,			Years Ended December 31,
Assumptions:	2023	2022	2021	2023	2022	2021
Expected term (years)	5.18 - 5.37	4.94 - 5.12	4.94 - 5.28	0.5	0.50	0.50
Expected volatility	83.63% - 84.21%	73.73% - 83.90%	70.35% - 73.88%	72.96% - 83.36%	73.02% - 137.42%	52.04% - 94.56%
Risk-free interest rate	3.59% - 4.60%	1.25% - 4.05%	0.36% - 0.97%	5.38% - 5.40%	1.98% - 4.78%	0.06% - 0.13%
Expected dividend yield	0%	0%	0%	0%	0%	0%

-	Expected Term (Years)—The expected term of the stock option grants was calculated based on historical exercises, cancellations, and forfeitures of stock options and outstanding option shares.
-	Expected Volatility —The expected volatility is based on the historical volatility for the Company's stock over a period equal to the expected terms of the options.
-	Risk-Free Interest Rate —The risk-free interest rate was based on the market yield currently available on United States Treasury securities with maturities approximately equal to the option’s expected term.
-	Expected Dividend Yield —The Company has never paid dividends and does not expect to pay dividends in the foreseeable future.
-	Forfeiture Rate —The Company recognizes forfeitures as they occur.

Each of the inputs discussed above is subjective and generally requires significant management judgment.

NOTE 11. EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan covering substantially all U.S. employees under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “IRC”). The Company's matching contribution to the defined contribution plan was $4.1 million, $3.0 million, and $2.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 12. INCOME TAXES

The Company recorded an income tax benefit of $3.5 million for the year ended December 31, 2023, but did not record a provision or benefit for income taxes for the years ended December 31, 2022 or 2021.

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

The Company recorded a tax benefit of $3.5 million for the year ended December 21, 2023, which resulted in an effective tax rate of 0.78%. The effective tax rate is different from U.S. statutory rate of 21% due to the full valuation allowance against tax losses in

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the U.S. The income tax benefit for the periods presented primarily relates to operations in the United Kingdom and the movement of deferred tax assets and liabilities.

The significant components of the Company’s net deferred tax assets and liabilities are summarized as follows (in thousands):

	As of December 31,
	2023	2022
Deferred income tax assets:
Net operating loss carryforwards	$255,639	$225,904
Stock-based compensation	28,609	24,920
Tax credit carryforwards	58,565	46,957
Lease liabilities	16,024	18,017
Capitalized R&D	99,107	47,755
Reserves and accruals	6,540	3,997
Deferred tax assets before valuation allowance	464,484	367,550
Less: valuation allowance	(446,853)	(350,418)
Net deferred income tax assets	17,631	17,132
Deferred tax liabilities:
Right-of-use assets	(13,381)	(15,578)
Depreciation and amortization	(21,597)	(1,554)
Net deferred tax assets (liabilities)	$(17,347)	$—

The reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Years ended December 31,
	2023	2022	2021
Federal statutory tax rate	21%	21%	21%
Orphan drug and research credits	2%	1%	2%
Permanent and other differences	(1)%	(1)%	0%
Stock Based Compensation	(1)%	(1)%	0%
State tax, net of federal benefit	1%	1%	0%
	22%	21%	23%
Valuation allowance	(21)%	(21)%	(23)%
Effective tax rate	1%	0%	0%

The Company had net operating loss carryforwards (“NOLs”) for federal and state income tax purposes of approximately $1.2 billion and $180 million, respectively, as of December 31, 2023. $142.4 million of federal NOLs will expire beginning in 2027, while $1.0 billion generated after the recently enacted tax reform will have an indefinite life under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The state NOLs will expire if unused in years 2030 through 2043.

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

In assessing the realization of U.S. deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management continues to maintain a full valuation allowance against U.S. federal and state net deferred tax assets as it expected to be in a cumulative loss position and does not have

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sufficient positive evidence to support the realizability of its U.S. net deferred tax assets For the years ended December 31, 2023, 2022 and 2021, the change in the valuation allowance was approximately $96.4 million, $82.9 million, and $78.1 million, respectively.  For the year ended December 31, 2023, the Company recorded approximately $17.3 million of net deferred tax liability from its operation in the United Kingdom.  The basis difference resulted from acquisition of Proleukin business.

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

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Unrecognized benefit - beginning of period	$21,645	$18,171	$14,432
Gross decreases - prior period tax positions	—	—	(159)
Gross increase current period tax positions	4,462	3,474	3,898
Unrecognized benefit - end of period	$26,107	$21,645	$18,171

No interest or penalties on unpaid tax were recorded during the years ended December 31, 2023, 2022, or 2021. The Company does not anticipate any significant changes within 12 months of this reporting date of its uncertain tax positions.

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

The Inflation Reduction Act of 2022 (the “Act”), which includes certain new tax measures, was signed into law in August 2022. The Act contains two main tax provisions, a new corporate alternative minimum tax imposed on certain corporations meeting average annual financial statement income of more than $1 billion during a three-year tax period, and an excise tax imposed upon share repurchases by certain publicly traded corporations. The Act is effective for tax years beginning after December 31, 2022; however, the provisions of the Act will not have a material impact on the Company’s consolidated financial statements. The Company will continue to monitor the effect of the Act and its impact on the Company.

NOTE 13. LICENSES AND AGREEMENTS

National Institutes of Health (the “NIH”) and the National Cancer Institute (the “NCI”)

Cooperative Research and Development Agreement (the “CRADA”)

In August 2011, the Company signed a five-year CRADA with the NCI to work on the development of adoptive cell immunotherapies in multiple solid tumor types, including unmodified TIL as a stand-alone therapy or in combination, improved methods for the generation and selection of TIL cell therapy with anti-tumor reactivity, and strategies for more potent TILs that are designed to destroy metastatic melanoma cells. The CRADA was amended in 2015 and 2016 to, among other things, extend the term of the CRADA through August 2021, include new indications such as the development of TIL cell therapy for the treatment of patients

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with bladder, lung, triple-negative breast, and Human Papilloma Virus (“HPV”)-associated cancers, and modify the focus on the development of unmodified TIL as a stand-alone therapy or in combination. The parties have continued the development of improved methods for the generation and selection of TIL with anti-tumor reactivity in metastatic melanoma, bladder, lung, breast, and HPV-associated cancers.

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

Pursuant to the terms of the CRADA, as amended, the Company is required to make quarterly payments of $0.5 million to the NCI for support of research activities. To the extent the Company licenses patent rights relating to a TIL-based product candidate, the Company will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, the Company may be required to supply certain test articles, including TIL, grown and processed under Current Good Manufacturing Practice (“cGMP”) conditions, suitable for use in clinical trials. The extended CRADA has a three-year term expiring in August 2024. The Company or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. The Company recorded costs associated with the CRADA of $2.0 million for each of the years ended December 31, 2023, 2022 and 2021, respectively, as research and development expenses.

Patent License Agreement Related to the Development and Manufacture of TIL Cell Therapies

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

The Second Amended and Restated Patent License Agreement requires the Company to pay royalties based on a percentage of net sales in jurisdictions where patent rights exist, which percentage can fall into a tier that may be less than one percent to mid-single digits depending upon certain events, including the exclusivity of the rights, and the Company expects lower overall royalty payments as a result. The Company also agreed to potential milestone payments on the achievement of certain clinical, regulatory, and commercial sales milestones for each of the indications and other direct costs incurred by the NIH pursuant to the Second Amended and Restated Patent License Agreement. The Company anticipates making additional payments that could range from several hundred thousand dollars to the mid-single-digit millions of dollars in conjunction with certain development milestones, the approval of a BLA or its foreign equivalent, or the first U.S. and foreign commercial sales of any of our product candidates covered by the Second Amended and Restated Patent License Agreement. The term of the Second Amended and Restated Patent License Agreement continues until the expiry of the last-to-expire patent rights licensed thereunder, and the agreement contains standard termination provisions. The Company recorded milestone costs associated with the Second Amended and Restated Patent License Agreement, specifically for the completion of the first licensee-sponsored Phase 2 trial of $0.6 million for the year ended December 31, 2023. In addition, with the approval of Amtagvi™, we will be required to remit $1.5 million within 60 days of the approval date in accordance with the requirements of the Second Amended and Restated Patent License Agreement. No expenses were recorded for the years ended December 31, 2022 and 2021, respectively.

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

H. Lee Moffitt Cancer Center

Research Collaboration and Clinical Grant Agreements with Moffitt

In June 2020, the Company entered into a Sponsored Research Agreement (the “Research Agreement”) with the H. Lee Moffitt Cancer Center (“Moffitt”), with a term that ends either upon completion of the research thereunder or on July 1, 2022, whichever is sooner. In June 2022, this agreement was extended until the later of December 19, 2022 or a mutually acceptable completion of the Research Agreement, which was expected in mid-2023. In August 2023, this agreement was extended until September 2023, at which point it expired. In December 2023, this agreement was extended until the later of November 30, 2024 or a mutually agreed determination of the completion of the Research Agreement. The Company recorded research and development costs of $0.2 million, $0.6 million and $0.3 million for each of the years ended December 31, 2023, 2022 and 2021, respectively.

In December 2016, the Company entered into a clinical grant agreement with Moffitt to support an ongoing clinical trial at Moffitt that combines TIL cell therapy with nivolumab for the treatment of patients with metastatic melanoma. In June 2017, the Company entered into a second clinical grant agreement with Moffitt to support a new clinical trial at Moffitt that combines TIL cell therapy with nivolumab for the treatment of patients with non-small cell lung cancer, under which the Company obtained a non-exclusive, royalty-free license to any new Moffitt inventions made in the performance of the agreement. Under both clinical grant agreements with Moffit, the Company has non-exclusive rights to clinical data arising from the respective clinical trials, which are now closed. No expense was recorded for the years ended December 31, 2023, and for the year ended December 31, 2022 and 2021 the Company recorded $0.1 million of research and development costs, in connection with the research collaboration and clinical grant agreements with Moffitt.

Exclusive License Agreements with Moffitt

The Company entered into a license agreement with Moffitt (the “First Moffitt License”), effective as of June 28, 2014, under which the Company received a worldwide license to Moffitt’s rights to patent-pending and patented technologies related to methods for improving TIL for adoptive cell therapy using toll-like receptor agonists. Unless earlier terminated, the term of the license extends until the earlier of the expiration of the last issued patent related to the licensed technology or 20 years after the effective date of the license agreement.

Pursuant to the First Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million, which was recorded as research and development expense. A patent issuance fee will also be payable under the First Moffitt License, upon the issuance of the first U.S. patent covering the subject technology. In addition, the Company agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales (which percentage is in the low single digits) and sublicensing payments, as applicable, and annual minimum royalties beginning with the first sale of products based on the licensed technologies, which minimum royalties will be credited against the percentage royalty payments otherwise payable in that year. The Company will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the First Moffitt License related to the treatment of any cancers in the U.S., Europe and Japan and in other countries designated by the Company in agreement with Moffitt. No expenses were recorded for the First Moffitt License for the years ended December 31, 2023, 2022, and 2021.

The Company entered into a second license agreement with Moffitt effective as of May 7, 2018 (the “Second Moffitt License”), under which the Company received a license to Moffitt’s rights to patent-pending technologies related to the use of 4-1BB agonists in conjunction with TIL manufacturing processes and therapies. Pursuant to the Second Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million in 2018. An annual license maintenance fee is also payable commencing on the first anniversary of the effective date. The Company agreed to pay an annual commercial use payment for each indication for which a first sale has occurred, which in the aggregate amounts to up to $0.4 million a year. The Company recorded $0.1 million, $0.2 million and $0.1 million for the years ended December 31, 2023, 2022 and 2021, respectively, as research and development expenses in connection with this agreement.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The University of Texas M.D. Anderson Cancer Center

Strategic Alliance Agreement

On April 17, 2017, the Company entered into a Strategic Alliance Agreement (the “SAA”) with The University of Texas M.D. Anderson Cancer Center (“MDACC”) under which the Company and MDACC agreed to conduct clinical and preclinical research studies. The Company agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA, of which approximately $5.3 million has been funded cumulatively through December 31, 2023 and has been recorded as research and development expense. In return, the Company acquired all rights to inventions resulting from the studies and has been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of MDACC reasonably necessary to exploit, including the commercialization thereof. The Company has also been granted certain rights in clinical data generated by MDACC outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt by the Company of all deliverables due from MDACC thereunder. The Company recorded zero, $0.2 million and $0.5 million associated with the SAA for the years ended December 31, 2023, 2022 and 2021 as research and development expenses, respectively.

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

Second WuXi Manufacturing and Services Agreement

In October 2022, the Company’s subsidiary Iovance Biotherapeutics Manufacturing LLC entered into an additional three-year manufacturing and services agreement (the “Second WuXi MSA”) with WuXi and its parent company WuXi Apptec, Co. Ltd pursuant to which WuXi agreed to provide commercial and clinical manufacturing services and related testing services. Under the Second WuXi MSA, the Company entered into a statement of work for the two cGMP manufacturing suites to be operated by WuXi for the Company. Both suites are expected to be capable of being used for the commercial and clinical manufacture of the Company’s products. The Second WuXi MSA and its related statement of work will supersede the statements of work under the First WuXi MSA with respect to commercial and clinical manufacturing and the two manufacturing suites. Certain other statements of work for related services will also be covered by the Second WuXi MSA. The First WuXi MSA addressed development services provided by WuXi to the Company. Prior to regulatory approval, or if the Company experiences a material adverse event, the Company may unilaterally terminate the statement of work for commercial and clinical manufacturing under the Second WuXi MSA at any time by providing written notice of at least 120 days. Post regulatory approval, the Company may unilaterally terminate the statement of work for commercial and clinical manufacturing with written notice of 15 month in year 1 of the term, written notice of 9 months in year 2 of the term, and written notice of 6 months in year 3 of the term. If WuXi fails a pre-licensing inspection and does not address any related issues within 90 days of receipt of the FDA response letter, the Company may either terminate the statement of work for commercial and clinical manufacturing under the Second WuXi MSA immediately or shorten the term of this statement of work to June 30, 2024. The Company recorded costs associated with agreements with WuXi of $17.3 million, $14.2 million, and $17.5 million for the years ended December 31, 2023, 2022, and 2021 respectively, as research and development expenses.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cellectis S.A.

On December 31, 2019, the Company entered into a research collaboration and exclusive worldwide license agreement whereby the Company will license gene-editing technology from Cellectis S.A. (“Cellectis”), a clinical-stage biopharmaceutical company, to develop TIL cell therapies that have been genetically edited, including a PD-1 inactivated product that the Company refers to as IOV-4001. Financial terms of the license include annual license payments and development, regulatory and sales milestone payments from the Company to Cellectis, as well as royalty payments based on net sales of TALEN®-modified TIL products. The Company recorded costs associated with the license agreement with Cellectis of $0.4 million for each of the years ended December 31, 2023, 2022, and 2021 respectively as research and development expense.

Novartis Pharma AG

On January 9, 2020, the Company obtained a license from Novartis Pharma AG (“Novartis”) to develop and commercialize an antibody cytokine engrafted protein, which the Company refers to as IOV-3001. Under the agreement, the Company paid an upfront payment to Novartis and may pay future milestones related to initiation of patient dosing in various phases of clinical development for IOV-3001 and approval of the product in the U.S., EU and Japan. Novartis is also entitled to low-to-mid single digit percentage royalties from commercial sales of the product. The Company recorded costs associated with the license agreement from Novartis of $10.0 million as research and development expenses for the year ended December 31, 2020. No expenses were recorded for the years ended December 31, 2023 and 2022.

On May 18, 2023, as part of the completion of the Acquisition, the Company inherited two historical asset purchase agreements, one historical master cell bank license and working cell bank transfer agreement and one historical license agreement from Clinigen with Novartis AG, Novartis Pharma AG and Novartis Vaccines and Diagnostics, Inc. pursuant to which, among other things, the Company may be required to make future milestone payments based on net sales (as defined in the relevant underlying agreements) in the United States and the rest of world, which includes any and all sales outside of the United States. The maximum amount of these milestone payments payable under these agreements is $30.0 million upon reaching several certain net sales amounts in the United States and $15.0 million upon reaching several certain net sales amounts in the rest of the world, of which 25% of each milestone payment will be reimbursed by Clinigen by deduction from the deferred consideration due under the Option Agreement in the period such milestone payment is made. To date, the net sales milestones have not been achieved, and, therefore, no payments were made under these agreements for the year ended December 31, 2023.

Boehringer Ingelheim Biopharmaceuticals GmbH

On May 18, 2023 as part of the completion of the Acquisition, the Company inherited a manufacturing and supply agreement from Clinigen with Boehringer Ingelheim Biopharmaceuticals GmbH (“BI”) pursuant to which BI will carry out the processing, manufacturing and supply of Proleukin® in unlabeled vials. The term of this agreement is through October 2025, with automatic renewals for a period of two years unless terminated as permitted by the contract. Under this agreement, the Company must purchase a minimum number of vials each year at fixed prices determined by vial batch size. The total estimated purchase obligations under this agreement for the years ending December 31, 2024, 2025, 2026 and 2027, are $8.2 million, $11.4 million, $7.3 million, and $7.3 million, respectively.

NOTE 14. LEASES

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

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The balance sheet classification of the Company’s right-of-use asset and lease liabilities was as follows (in thousands):

	December 31,	December 31,
	2023	2022
Operating lease right-of-use assets	$62,515	$73,015
Operating lease liabilities
Current portion included in current liabilities	7,777	12,587
Long-term portion included in non-current liabilities	67,085	71,859
Total operating lease liabilities	$74,862	$84,446

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes components of lease expenses, which were included in total expenses in the Company’s consolidated statements of operations, and other information related to our operating leases as follows (in thousands, except weighted-average remaining lease terms and discount rates):

	For the Year	For the Year
	Ended	Ended
	December 31, 2023	December 31, 2022
Operating lease cost	$17,786	$17,657
Variable lease cost	7,629	5,447
Short-term lease cost	335	154
Total lease cost	$25,750	$23,258

Other information
Cash paid for amounts included in the measurement of lease liabilities included in cash flows from operations	$16,871	$14,209
Tenant improvement allowance received for amounts included in the measurement of lease liabilities included in cash flows from operations	—	6,432
Right-of-use assets obtained from entering new leases	$177	$553
Increase in right-of-use assets from lease modifications	$1,033	$15,304
Weighted-average remaining lease terms (years)	13.09	12.90
Weighted-average discount rates	7.4%	7.5%

As of December 31, 2023, maturities of the Company's operating lease liabilities were as follows (in thousands):

		CMO
	Facility	embedded
Year Ending December 31,	leases	leases	Total
2024	$8,579	$4,349	$12,928
2025	8,324	—	8,324
2026	7,989	—	7,989
2027	8,186	—	8,186
2028	8,389	—	8,389
Thereafter	75,438	—	75,438
Total lease payments	$116,905	$4,349	$121,254
Less: Present value adjustment	(46,254)	(138)	(46,392)
Operating lease liabilities	$70,651	$4,211	$74,862

For its corporate headquarters’ office, the lease agreement includes a tenant improvement allowance of $8.2 million. For the years ended December 31, 2023 and 2022, the Company has received reimbursements associated with this tenant improvement allowance of zero and $6.4 million, respectively. The Company does not expect to receive additional reimbursement associated with this tenant improvement allowance.

NOTE 15. LEGAL PROCEEDINGS

Derivative Lawsuit. On December 11, 2020, a purported stockholder derivative complaint was filed by plaintiff Leo Shumacher against the Company, as nominal defendant, and then current directors, as defendants, in the Court of Chancery in the State of Delaware (the “Court of Chancery”). The complaint alleges breach of fiduciary duty and a claim for unjust enrichment in connection with alleged excessive compensation of certain non-executive directors of the Company and seeks unspecified damages on behalf of the Company. The parties have agreed to a proposed settlement, which was submitted to the Court of Chancery on June 15, 2022. After a hearing on November 17, 2022, the Court of Chancery required the parties to take additional steps before it would approve the settlement. The Company, as nominal defendant, and its current directors, as defendants, answered the complaint on Feb. 3, 2023.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Solomon Capital, LLC. On April 8, 2016, a lawsuit (“the First Solomon Suit”) titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Lion Biotechnologies, Inc. was filed by Solomon Capital, LLC, Solomon Capital 401(k) Trust, Solomon Sharbat and Shelhav Raff (“Solomon Plaintiffs”) against the Company in the Supreme Court of the State of New York, County of New York (index no. 651881/2016) (the “court”). The Solomon Plaintiffs allege that, between June and November 2012, they provided the Company $0.1 million and that they advanced and paid on behalf of the Company an additional $0.2 million.

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

On September 27, 2019, the Solomon Plaintiffs filed a new lawsuit (through new legal counsel) (“the Second Solomon Suit”) titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Iovance Biotherapeutics, Inc., f/k/a/ Lion Biotechnologies Inc. f/k/a/ Genesis Biopharma Inc., and Manish Singh in the Supreme Court of the State of New York, County of New York (index no. 655668/2019). In the Second Solomon Suit, the Solomon Plaintiffs allege that they are third party beneficiaries of a “finder’s fee agreement” that prior management entered into with a third party unlicensed entity in 2012 in connection with seeking financing, that an agreement or understanding existed between the Company and the plaintiffs that the plaintiffs would be paid fees and commissions (in cash and stock) if they obtained financing for the Company, and that they directly and indirectly introduced investors to the Company who invested in the Company, or were willing to invest in the Company. Finally, the Solomon Plaintiffs allege that they were promised a license to use the Company’s technology in Israel. The plaintiffs claim that the Company breached the foregoing understandings, promises and agreements and, as a result, they are entitled to certain damages. The Solomon Plaintiffs also allege that Manish Singh, the Company’s former Chief Executive Officer, committed fraud and took shares belonging to them. On February 18, 2020, the Company filed a removal petition and removed the Second Solomon Suit to the U.S. District Court for the Southern District of New York (the “District Court”), where the case has been assigned case no. 1:20-cv-1391. On May 22, 2020, the Company moved to dismiss the Second Solomon Suit for lack of personal jurisdiction. On March 26, 2021, the District Court denied the Company’s motion to dismiss for lack of personal jurisdiction. The Company filed a response to the complaint in the Second Solomon Suit on April 30, 2021. On May 26, 2021, the Company and Singh filed motions for judgment on the pleadings with respect to the second and third claims asserted against the Company and all claims asserted against Singh, respectively, in the Second Solomon Suit. On January 5, 2022, the District Court granted the Company’s motions for judgement on the pleadings, dismissing the second and third claims against the Company and dismissing all claims against Singh. On January 4, 2023, the District Court granted in part the Company’s motion for sanctions against the Solomon Plaintiffs for violating Rule 11 of the Federal Rules of Civil Procedure, in a decision and order that dismissed the Solomon Plaintiffs’ first claim against the Company, denied the Solomon Plaintiffs’ motion for leave to amend the complaint, and ordered the Solomon Plaintiffs to pay the Company’s attorneys’ fees incurred in connection with the Rule 11 motion. Following the District Court’s decision and order on the Rule 11 motion, only the Solomon Plaintiffs’ fifth and sixth claims, for unjust enrichment and indemnification, respectively, remain pending against the Company. On October 26, 2023, the District Court granted the Company’s motion for summary judgment and dismissed the Solomon Plaintiffs’ fifth and sixth claims. On October 27, 2023, the District Court entered judgment for the Company and closed the Second Solomon Suit. On November 10, 2023, the Company filed a motion for attorneys’ fees as the prevailing party in the action. On December 1, 2023, the Solomon Plaintiffs filed a notice of appeal to

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the U.S. Court of Appeals for the Second Circuit, appealing the District Court’s orders (a) granting the motions for judgment on the pleadings filed on behalf of Singh and the Company, (b) granting the Company’s Rule 11 motion, (c) denying the Solomon Plaintiffs’ motions to compel discovery and re-open discovery, and (d) granting the Company’s summary judgment motion. On December 22, 2023, the Company filed a motion for an order requiring the Solomon Plaintiffs to post an appeal bond, to ensure payment of the Company’s appellate fees and costs should the Company prevail on the appeal.

The Company intends to vigorously defend these complaints and pursue its counterclaims, as applicable. At the current stage of the litigation, in both the First Solomon Suit and the Second Solomon Suit, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.

The Company has been and may continue to be involved, from time to time, in legal proceedings and claims arising in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that it believes will result in a probable loss. While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingency involving the Company, management does not believe any pending matter will be resolved in a manner that would have a material adverse effect on its financial position, results of operations or cash flows.

NOTE 16. LONG-TERM NOTE PAYABLE

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

The Company concluded that it is not reasonably assured that all or a portion of the loan will be forgiven as of December 31, 2023, and therefore accounted for the Job Creation Loan as debt in accordance with ASC Topic 470, Debt, as opposed to an in-substance government grant, and classified as a long-term debt in its consolidated balance sheets as of December 31, 2023 and 2022.

NOTE 17. SUBSEQUENT EVENTS

FDA Approval of Amtagvi™ (lifileucel)

On February 16, 2024, the Company announced that the FDA approved Amtagvi™ (lifileucel), a tumor-derived autologous T cell immunotherapy indicated for the treatment of adult patients with unresectable or metastatic melanoma previously treated with a PD-1 blocking antibody, and if BRAF V600 mutation positive, a BRAF inhibitor with or without a MEK inhibitor. This indication is approved under accelerated approval based on an endpoint of ORR.

Public Offering

On February 22, 2024, the Company closed the sale of an aggregate of 23,014,000 shares of its common stock, pursuant to an underwriting agreement with Jefferies, Barclays Capital Inc., and Goldman Sachs & Co. LLC at a public offering price of $9.15 per share, before underwriting discounts and commissions. The total estimated net proceeds to the Company from the offering are expected to be approximately $197.1 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.