Form 10-Q
period 2024-03-31
IOVANCE BIOTHERAPEUTICS, INC.
filed 2024-05-09
CIK 1425205

+-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 2, 2024, the issuer had 279,832,722 shares of common stock, par value $0.000041666 per share, outstanding.

IOVANCE BIOTHERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2024

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

These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the success, cost, enrollment, and timing of our clinical trials;
●	the success, cost and timing of our product development activities;
●	the ability of us or our third-party contract manufacturers to continue to manufacture tumor infiltrating lymphocytes, or TIL, in accordance with our selected process;
●	our ability to design, construct and staff our own manufacturing facility on a timely basis and within the estimated expenses;
●	the success of competing therapies that are or may become available;
●	regulatory developments in the United States of America, or U.S., and foreign countries;
●	the timing of and our ability to obtain and maintain U.S. Food and Drug Administration, or the FDA, European Medicines Agency, or the EMA, or other regulatory authority approval of, or other action with respect to, our products and/or product candidates;
●	our ability to attract and retain key scientific or management personnel;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our ability to obtain funding for our operations, including funding necessary to complete further development of our product candidates and commercialization of our products;
●	our ability to successfully commercialize Amtagvi™ (lifileucel) and Proleukin® (aldesleukin), and any other products and/or product candidates for which we obtain or have obtained FDA, EMA, or other regulatory approvals;
●	the ability and willingness of our third-party research institution collaborators to continue research and development activities relating to our product candidates;
●	the potential of our other research and development and strategic collaborations;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our manufacturing methods and products and/or product candidates;
●	our plans to research, develop and commercialize our products and/or product candidates;
●	the size and growth potential of the markets for our products and/or product candidates, and our ability to serve those markets;
●	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
●	fluctuations in the trading price of our common stock; and
●	our use of cash and other resources.

Actual results may differ from those set forth in this Quarterly Report on Form 10-Q due to the risks and uncertainties inherent in our business, including those provided in the foregoing list of forward-looking statements and also including, without limitation: the FDA may not agree with our interpretation of the results of our clinical trials; later developments with the FDA that may be inconsistent with already completed FDA meetings; the preliminary clinical results, including efficacy and safety results, from ongoing Phase 2 and Phase 3 clinical trials may not be reflected in the final analyses of these clinical trials including new cohorts within these clinical trials; the results obtained in our ongoing clinical trials, such as the studies and clinical trials referred to in this Quarterly Report on Form 10-Q, may not be indicative of results obtained in future clinical trials or supportive of product approval; regulatory authorities may potentially delay the timing of FDA or other regulatory authority approval of, or other action with respect to, our product candidates, specifically, our description of FDA interactions are subject to FDA’s interpretation, as well as FDA’s authority to request new or additional information; we may not be able to obtain or maintain FDA or other regulatory authority approval of its product candidates; our ability to address FDA or other regulatory authority requirements relating to our clinical programs and registrational plans, such requirements including, but not limited to, clinical and safety requirements as well as manufacturing and control requirements; risks related to our accelerated FDA review designations; our ability to obtain and maintain intellectual property rights relating to our product pipeline; and the acceptance by the market of our product candidates and their potential reimbursement by payors, if approved.

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

PART I. FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except share and per share information)

	March 31,	December 31,
	2024	2023
ASSETS

Current Assets
Cash and cash equivalents	$134,188	$114,888
Trade accounts receivable	234	151
Short-term investments	222,007	164,979
Inventory	17,617	10,372
Prepaid expenses and other assets	11,487	17,458
Total Current Assets	385,533	307,848

Property and equipment, net	111,789	114,030
Intangible assets, net	294,303	229,258
Operating lease right-of-use assets	71,516	62,515
Restricted cash	6,430	66,430
Long-term assets	259	270
Total Assets	$869,830	$780,351

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$25,700	$33,123
Accrued expenses	46,436	69,406
Operating lease liabilities	11,078	7,777
Total Current Liabilities	83,214	110,306

Non-Current Liabilities
Operating lease liabilities – non-current	72,291	67,085
Deferred tax liabilities	33,301	17,347
Long-term note payable	1,000	1,000
Total Non-Current Liabilities	106,592	85,432
Total Liabilities	189,806	195,738

Commitments and contingencies

Stockholders’ Equity
Series A Convertible Preferred stock, $0.001 par value; 17,000 shares designated, 194 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Series B Convertible Preferred stock, $0.001 par value; 11,500,000 shares designated, 2,842,158 shares issued and outstanding as of March 31, 2024 and December 31, 2023	3	3
Common stock, $0.000041666 par value; 500,000,000 shares authorized, 279,756,339 and 256,135,715 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	12	11
Accumulated other comprehensive loss	116	2,526
Additional paid-in capital	2,805,244	2,594,448
Accumulated deficit	(2,125,351)	(2,012,375)
Total Stockholders’ Equity	680,024	584,613
Total Liabilities and Stockholders’ Equity	$869,830	$780,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited; in thousands, except per share information)

	Three Months Ended
	March 31,
	2024	2023
Revenue
Product revenue	$715	$—
Total revenue	715	—

Costs and expenses
Cost of sales	$7,261	$—
Research and development	79,783	82,734
Selling, general and administrative	31,393	28,122
Total costs and expenses	118,437	110,856
Loss from operations	(117,722)	(110,856)
Other income
Interest income, net	3,338	3,486
Net Loss before income taxes	$(114,384)	$(107,370)
Income tax benefit	1,408	—
Net Loss	$(112,976)	$(107,370)
Net Loss Per Share of Common Stock, Basic and Diluted	$(0.42)	$(0.50)
Weighted Average Shares of Common Stock Outstanding, Basic and Diluted	266,220	213,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited; in thousands)

	Three Months Ended
	March 31,
	2024	2023
Net Loss	$(112,976)	$(107,370)
Other comprehensive loss:
Unrealized (loss)/gain on investments	(69)	776
Foreign currency translation adjustment	(2,341)	—
Comprehensive Loss	$(115,386)	$(106,594)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2024 and 2023

(unaudited; in thousands, except share information)

	Series A		Series B
	Convertible		Convertible				Additional	Accumulated other		Total
	Preferred Sock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - December 31, 2023	194	$—	2,842,158	$3	256,135,715	$11	$2,594,448	$2,526	$(2,012,375)	$584,613
Stock-based compensation expense	—	—	—	—	—	—	17,773	—	—	17,773
Vesting of restricted shares issued for services	—	—	—	—	880,242	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(315,371)	—	(4,701)	—	—	(4,701)
Common stock sold in public offering, net of offering costs	—	—	—	—	23,014,000	1	197,360	—	—	197,361
Common stock issued upon exercise of stock options	—	—	—	—	41,753	—	364	-	—	364
Unrealized loss on investments	—	—	—	—	—	—	—	(69)	—	(69)
Foreign currency cumulative adjustments	—	—	—	—	—	—	—	(2,341)	—	(2,341)
Net loss	—	—	—	—	—	—	—	—	(112,976)	(112,976)
Balance - March 31, 2024	194	$—	2,842,158	$3	279,756,339	$12	$2,805,244	$116	$(2,125,351)	$680,024

Balance - December 31, 2022	194	$—	2,842,158	$3	187,812,072	$8	$2,068,867	$(902)	$(1,568,338)	$499,638
Stock-based compensation expense	—	—	—	—	—	—	15,665	—	—	15,665
Vesting of restricted shares issued for services	—	—	—	—	770,257	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(303,576)	—	(1,929)	—	—	(1,929)
Unrealized gain on investments	—	—	—	—	—	—	—	776	—	776
Common stock sold in public offering, net of offering costs	—	—	—	—	36,080,226	1	260,100	—	—	260,101
Net loss	—	—	—	—	—	—	—	—	(107,370)	(107,370)
Balance - March 31, 2023	194	$—	2,842,158	$3	224,358,979	$9	$2,342,703	$(126)	$(1,675,708)	$666,881

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands)

		Three Months Ended
		March 31,
		2024		2023
Cash Flows from Operating Activities
Net loss			$(112,976)	$(107,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense			17,178	15,665
Unrealized foreign exchange gains			(96)	—
Amortization of intangible assets			4,633	—
Amortization of right of use asset			2,296	2,933
Depreciation and amortization of property and equipment			2,978	2,764
Deferred tax benefit			(1,408)	—
Accretion of discounts and premiums on investments			(2,335)	(978)
Changes in assets and liabilities:
Prepaid expenses, other assets and long-term assets	Prepaid expenses	Other assets	5,888	(4,231)
Inventory			(6,735)	—
Trade accounts receivable			(83)	—
Operating lease liabilities			(2,789)	(2,569)
Accounts payable			(5,815)	3,025
Accrued expenses			(23,015)	(9,054)
Net cash used in operating activities			(122,279)	(99,815)

Cash Flows from Investing Activities
Maturities of investments			87,000	164,383
Purchase of investments			(141,762)	(5,323)
Contingent consideration paid for acquisition			(52,573)	—
Purchase of property and equipment			(4,171)	(5,664)
Net cash (used in) provided by investing activities			(111,506)	153,396

Cash Flows from Financing Activities
Tax payments related to shares withheld for vested restricted stock units			(4,701)	(1,929)
Proceeds from the issuance of common stock upon exercise of options			364	—
Proceeds from the issuance of common stock, net			197,913	260,101
Net cash provided by financing activities			193,576	258,172
Effect of foreign exchange rate changes			(491)	—
Net (decrease) increase in cash, cash equivalents and restricted cash			(40,700)	311,753
Cash, Cash Equivalents and Restricted Cash Beginning of Period			181,318	238,161
Cash, Cash Equivalents and Restricted Cash End of Period			$140,618	$549,914

Supplemental disclosure of non-cash investing and financing activities:
Net unrealized (loss) /gain on investments			$(69)	$776
Intangible asset and deferred tax liability arising from contingent consideration			17,495	—
Purchase of property and equipment included in accounts payable and accrued expenses			683	7,777
Accrued offering costs in accounts payable and accrued expenses			552	—
Lease liabilities arising from obtaining right-of-use asset from lease modifications			11,297	349

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

Basis of Presentation of Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company's financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2024 or for any other period. The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2024. These interim financial statements should be read in conjunction with that report. Certain prior period amounts reported in the Company’s condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period presentation.

Liquidity

As of March 31, 2024, the Company had $362.6 million in cash, cash equivalents, short term-investments, and restricted cash ($134.2 million of cash and cash equivalents, $222.0 million in short-term investments, and $6.4 million in restricted cash). The Company has recently launched its first internally developed commercial product and continues to be engaged in the development of therapeutics to fight cancer, specifically solid tumors. With the recent approval of the BLA, the Company expects to generate revenue from the sale of its product Amtagvi™, starting in the second quarter of 2024. Furthermore, following the acquisition of the worldwide rights to Proleukin® (as discussed below in Note 4 - Proleukin® Acquisition) in the second quarter of 2023, the Company began to generate revenue from the sales of Proleukin®. However, such revenues for Amtagvi™ and Proleukin® may not be material enough to generate positive operational cash flows during the 12 months from the date the condensed consolidated financial statements are issued and this Form 10-Q is filed. The Company has incurred a net loss of $113.0 million for the three months ended March 31, 2024 and used $122.3 million of cash in its operating activities during the first quarter ended March 31, 2024.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents, and Investments

The Company’s cash and cash equivalents include short-term investments with original maturities of three months or less when purchased. The Company's investments are classified as “available-for-sale.” The Company includes these investments in current assets or non-current assets in the condensed consolidated balance sheets based on the length of maturity from the reporting date and carries them at fair value. Unrealized gains and losses on available-for-sale securities are recorded in the condensed consolidated statements of comprehensive loss. Impairment losses related to credit losses (if any) are recorded as an allowance for credit losses with an offsetting entry to Interest income, net. No impairment losses related to credit losses were recognized for the three months ended March 31, 2024 and 2023. The cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in Interest income, net in the condensed consolidated statements of operations. Gains and losses on securities sold are recorded based on the specific identification method and are included in Interest income, net in the condensed consolidated statements of operations. The Company has not incurred any realized gains or losses from sales of securities to date. The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities and commercial paper, and places restrictions on maturities and concentration by type and issuer, except for securities issued by the U.S. government.

Restricted Cash

The Company maintains a required minimum balance in a segregated bank account in connection with its letters of credit for which amounts are restricted as to their use by the Company. As of March 31, 2024, the Company’s letters of credit were primarily comprised of a letter of credit for the benefit of the landlord for the Iovance Cell Therapy Center (the “iCTC”) used as a security deposit for the lease in the amount of $5.45 million and a letter of credit for $0.6 million for the benefit of the landlord for the Company’s current headquarters’ lease (See Note 12 - Leases). The letter of credit for $5.45 million originally expired on May 28, 2020, however, it automatically extends for additional one-year periods, without written agreement, to May 28 in each succeeding calendar year, through at least 60 days after the lease expiration date. Further, on the expiration of the seventh year of the lease, and each anniversary date thereafter, the letter of credit may be decreased by $1.0 million, with a minimum security deposit of $1.5 million maintained through the end of the lease term. The letter of credit with the landlord for the Company’s current headquarters’ lease expires on February 1, 2032, however, it will be automatically extended, without written agreement, for one-year periods to February in each succeeding calendar year.

A letter of credit in the amount of $60.0 million for the regulatory approval milestone payment as required by the terms of the Option Agreement for the Proleukin® acquisition (See Note 4 – Proleukin® Acquisition) was cancelled in March 2024 following the milestone payment of $52.6 million (£41.7 million) during the first quarter of 2024. As of March 31, 2024 and December 31, 2023, restricted cash totaled $6.4 million and $66.4 million, respectively. This amount has been classified as a non-current asset in the Company’s condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash, reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31,
	2024	2023
Cash and cash equivalents	$134,188	$543,484
Restricted cash	6,430	6,430
Total cash, cash equivalents and restricted cash	$140,618	$549,914

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

Deferred tax liabilities arising from basis differences in assets acquired are calculated using the simultaneous equations method under ASC Topic 740, Income Taxes (“ASC 740”), and based on the effective tax rate. The resulting deferred tax liability is recorded in the condensed consolidated balance sheet as of March 31, 2024.

Contingent consideration in the scope of ASC Topic 815, Derivatives and Hedging (“ASC 815”), is included in the cost of the asset acquisition at its acquisition date fair value. Contingent consideration in the scope of ASC Topic 450, Contingencies (“ASC 450”), is recognized when it is both probable and reasonably estimable.

Inventory and Cost of Sales

Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. Cost includes amounts related to materials, internal labor, costs of external manufacturing, and allocable depreciation of manufacturing facilities, equipment and overhead. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Inventoriable costs incurred, such as manufacturing costs incurred prior to regulatory approval that did not qualify for capitalization and clinical manufacturing costs, are expensed as incurred as research and development expenses.

Upon the recent approval of the BLA of Amtagvi™, the Company began capitalizing inventory and manufacturing costs for the commercial manufacturing of Amtagvi™ qualified for capitalization.  Additionally, inventory that initially qualifies for capitalization but that may ultimately be used for the production of clinical drug product or utilized in research and development programs is expensed as research and development expense when it has been designated for the manufacture of clinical drug product or use in research and development activities.

Proleukin® inventories presented in the condensed consolidated balance sheet as of March 31, 2024 include a step-up of the fair value of inventories as a result of the acquisition of the worldwide rights to Proleukin®.

The Company periodically reviews inventory for excess and obsolescence, considering factors such as its most recent sales forecast compared to quantities on hand and expiration date of the product and materials. The Company writes-down its inventory that is obsolete or otherwise unmarketable to its estimated net realizable value in the period in which the impairment is first identified. Any such adjustments are included as a component of cost of sales within the Company’s condensed consolidated statements of operations and comprehensive loss.

Cost of sales includes the cost of inventories and other costs that are directly associated with the purchase and sales of Proleukin®. In addition, amortization expense for the fair value step-up of Proleukin® inventories and the acquired intangible assets related to the developed technology and intellectual property intangible assets, as well as period costs associated with excess overhead and manufacturing costs of Amtagvi™ incurred during a ramp-up period, are included in cost of sales in the Company’s condensed consolidated statement of operations.

Trade Accounts Receivable

Trade accounts receivable are recorded net of allowances for product returns and estimated credit losses. The estimate of allowance for credit losses considers factors, including existing contractual payment and the aging of receivable from its customers. To date, the Company has determined that an allowance for doubtful accounts is not required.

Intangible Assets

The Company’s acquired intangible assets are initially measured based on an allocation of the cost of the acquisition to the assets acquired on a relative fair value basis and are recorded net of accumulated amortization, while intangible assets recorded as the result of milestone or license payments are recorded at the amount paid. The Company amortizes its intangible assets on a straight-line basis over their estimated useful lives.

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

The Company reviews intangible assets for impairment at least annually and whenever events or changes in circumstances have occurred which could indicate that the carrying value of the assets are not recoverable. If such indicators are present, the Company assesses the recoverability of affected assets by determining if the carrying value of the assets is less than the sum of the undiscounted future cash flows of the assets. If the assets are found to not be recoverable, the Company measures the amount of impairment by comparing the carrying value of the assets to their fair values. The Company determined that no indicators of impairment existed as of March 31, 2024.

Leases

The Company determines if an arrangement includes a lease at inception and thereafter, if modified. Operating leases are included in its condensed consolidated balance sheets as Operating lease right-of-use assets and Operating lease liabilities as of March 31, 2024 and December 31, 2023. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date or modification date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses an estimated incremental borrowing rate that is applicable to the Company based on the information available at the later of the lease commencement or modification date.

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

Products are sold principally to distributors and wholesalers and to a lesser extent outside of the U.S. to hospitals and clinics. Contractual performance obligations are usually limited to transfer of control of the product to the customer. The transfer occurs either upon shipment, upon receipt of the product after considering when the customer obtains legal title to the product, or in the case of Amtagvi™, upon infusion. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring it products and is generally based on a list of fixed price less allowances for product returns, rebates and discounts. The Company’s payment terms to customers range from 45 to 105 days; payment terms differ by customer and by product. Discounts, rebates, returns and certain other adjustments are accounted for as variable consideration.

Indirect taxes collected from customers and remitted to government authorities that are related to sales of the Company’s products, primarily in Europe, are excluded from revenues.

The Company did not recognize any revenue for Amtagvi™ sales during the three months ended March 31, 2024. Product sales for the three months ended March 31, 2024 pertains to the sales of Proleukin® in licensed markets outside of the U.S. To date, there have been no product sales from Proleukin® in the U.S. market. Reserves for variable consideration for the market outside of the U.S. were immaterial.

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

The Company makes judgments and estimates in determining the accrual balance in each reporting period.

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

Selling, general and administrative expense

Selling, general and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, procurement, legal, investor relations, facilities, business development, marketing, commercial, information technology and human resources functions. Other significant costs include facility costs not otherwise capitalized in inventory or included in research and development expenses. Selling, general and administrative costs are expensed as incurred, and the Company accrues for services provided by third parties related to such expenses by monitoring the status of services provided and receiving estimates from its service providers and adjusting its accruals as actual costs become known.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common shares outstanding during the period.

Diluted net loss per share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding and the dilutive common stock equivalent outstanding during the period. The Company’s potentially dilutive common stock equivalent shares, which include incremental common shares issuable upon (i) the exercise of outstanding stock options, (ii) shares issued as a result of purchases though the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), (iii) vesting of restricted stock units, and (vi) conversion of preferred stock, are only included in the calculation of diluted net loss per share when their effect is dilutive.

As of March 31, 2024 and 2023, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive:

	March 31,
	2024	2023
Stock options	18,697,395	19,264,017
Restricted stock units	12,080,735	3,910,457
Employee Stock Purchase Plan	296,751	247,284
Series A Convertible Preferred Stock*	97,000	97,000
Series B Convertible Preferred Stock*	2,842,158	2,842,158
	34,014,039	26,360,916

* on an as-converted basis. (See Note 10 – Stockholders’ Equity)

The dilutive effect of potentially dilutive securities would be reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock could result in a greater dilutive effect from potentially dilutive securities.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Iovance Biotherapeutics, Inc. and its wholly-owned subsidiaries, Iovance Biotherapeutics Manufacturing LLC, Iovance Biotherapeutics GmbH, Iovance Biotherapeutics B.V., Iovance Biotherapeutics UK Ltd and Iovance Biotherapeutics UK SP Ltd (together, the “UK subsidiaries”), and Iovance Biotherapeutics Canada, Inc. All intercompany accounts and transactions have been eliminated.

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

NOTE 3. CASH EQUIVALENTS AND INVESTMENTS

The amortized cost and fair value of cash equivalents and investments as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of March 31, 2024	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$222,037	$—	$(30)	$222,007
Money market funds	45,724	—	—	45,724
Total investments	$267,761	$—	$(30)	$267,731

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2023	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$164,940	$39	$—	$164,979
Money market funds	34,053	—	—	34,053
Total investments	$198,993	$39	$—	$199,032

The fair value of cash equivalents and investments as of March 31, 2024 and December 31, 2023, are classified as follows in the Company’s condensed consolidated balance sheets (in thousands):

	March 31,	December 31,
Classified as:	2024	2023
Cash equivalents	$45,724	$34,053
Short-term investments	222,007	164,979
Total investments	$267,731	$199,032

Cash equivalents in the tables above exclude cash demand deposits of $88.5 million and $80.8 million as of March 31, 2024 and December 31, 2023, respectively. Unrealized gains and losses are included in accumulated other comprehensive (loss) income, and as of March 31, 2024 and December 31, 2023, no unrealized losses on available-for-sale securities have resulted from credit risk. All available-for-sale securities held as of March 31, 2024 and December 31, 2023, had contractual maturities of less than one year. No significant available-for-sale securities held as of the periods presented have been in a continuous unrealized loss position for more than 12 months. To date, the Company has not recorded any impairment charges on its investments.

Recurring Fair Value Measurements

As of March 31, 2024, and December 31, 2023, the fair value of the Company’s financial assets that are measured at fair value on a recurring basis, which consist of cash equivalents and short-term and long-term investments classified as available-for-sale securities, are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of March 31, 2024
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$222,007	$—	$—	$222,007
Money market funds	45,724	—	—	45,724
Total investments	$267,731	$—	$—	$267,731

	Assets at Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$164,979	$—	$—	$164,979
Money market funds	34,053	—	—	34,053
Total	$199,032	$—	$—	$199,032

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

The following table summarizes the total cash consideration and allocated acquisition date fair values of assets acquired and liabilities assumed at the time of the acquisition (in thousands):

Amounts
Cash	$35
Inventory	9,688
Developed technology	232,665
Assembled workforce	636
Deferred tax liability	(20,352)
Total cost of acquisition	$222,672

The $222.7 million of total cost of the Acquisition consisted of (i) a $210.2 million of cash payment to Clinigen and (ii) $12.5 million of direct transaction costs incurred by the Company. The Option Agreement additionally provides for contingent cash payments consisting of (i) a milestone payment of £41.7 million, or approximately $50.0 million, upon first approval of lifileucel in advanced melanoma, (ii) deferred consideration based on double digit rates on global net sales (as defined in the Option Agreement) payable from the Company to the sellers following the completion of the Acquisition over a deferred consideration term of twelve years, and (iii) after the deferred consideration term, earnout payments payable from the Company to sellers following the completion of the transaction if deferred consideration payments are equal or greater than the deferred consideration amount provided for in the Option Agreement. These contingent payments were determined to be within the scope of ASC 450 and will be recognized when they are both probable and estimable. During the first quarter of 2024, the Company made the required milestone payment of $52.6 million (£41.7 million) upon the approval of our BLA of Amtagvi™, which was capitalized as an intangible asset and is being amortized over the remaining useful life of such asset. Additionally, $17.5 million (£13.9 million) was added to the carrying value of the acquired developed technology intangible asset, which reflects the deferred tax liability recognized on the temporary differences related to the book and tax basis of the acquired intangible assets. The recognition criteria have not been met for the remaining contingent consideration targets as of the acquisition date or as of March 31, 2024.

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

NOTE 5. INTANGIBLE ASSETS, NET

The gross carrying amounts and net book value of intangible assets as of March 31, 2024 and December 31, 2023, are as follows (in thousands):

	March 31,	December 31,
	2024	2023
Developed technology	$306,698	$238,612
Assembled workforce	647	652
Intellectual property license	1,500	—
Total intangible assets	308,845	239,264
Less: accumulated amortization	(14,542)	(10,006)
Intangible assets, net	$294,303	$229,258

The Company recognized amortization expense of $4.6 million during the three months ended March 31, 2024. Amortization expense for the developed technology and the intellectual property license is recorded in cost of sales, and amortization expense for the assembled workforce is recorded in selling, general and administrative expense in the condensed consolidated statement of operations for the three months ended March 31, 2024. There was no such expense recorded in the three months ended March 31, 2023.

The total estimated amortization of the Company’s intangible assets for the remaining nine months ending December 31, 2024, and the years ending December 31, 2025, 2026, 2027, and 2028 are $15.8 million, $21.1 million, $20.9 million, $20.8 million, and $20.8 million, respectively.

NOTE 6. INVENTORY

As of March 31, 2024 and December 31, 2023, inventory consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials	$5,566	$—
Work in process	5,914	5,749
Finished goods	6,137	4,623
Total inventory	$17,617	$10,372

NOTE 7. REVENUE

Product sales for the three months ended March 31, 2024 was $0.7 million, and represented sales of Proleukin® made in licensed markets outside of the U.S. To date, there have been no product sales from Proleukin® in the U.S. market, nor have we recognized any revenue from sales of Amtagvi™ to date.

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Leasehold improvements	$76,847	$76,804
Lab, process, and validation equipment	23,197	23,131
Utility equipment	5,990	5,990
Office furniture and equipment	3,298	3,297
Computer software	8,485	7,772
Computer equipment	595	542
Machinery and equipment	306	306
Construction in progress	23,962	24,101
Total property and equipment, cost	142,680	141,943
Less: Accumulated depreciation and amortization	(30,891)	(27,913)
Property and equipment, net	$111,789	$114,030

Depreciation and amortization expense for the three months ended March 31, 2024 and 2023, was $3.0 million and $2.8 million, respectively.

NOTE 9. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued payroll and employee related expenses	$21,363	$34,814
Clinical related	7,180	10,911
Manufacturing related	8,569	10,893
Facilities related	1,661	2,437
Legal and related services	2,431	1,610
Inventory related	1,253	2,148
Other accrued expenses	3,979	6,593
Total accrued expenses	$46,436	$69,406

NOTE 10. STOCKHOLDERS’ EQUITY

Common Stock

The Company’s certificate of incorporation, as amended, authorizes the issuance of up to 500,000,000 shares of the Company’s common stock, par value $0.000041666. As of March 31, 2024, 279,756,339 shares of the Company’s common stock were issued and outstanding.

Public Offering

On February 22, 2024, the Company closed an underwritten public offering of 23,014,000 shares of its common stock at a public offering price of $9.15 per share, before underwriting discounts and commissions. The total estimated net proceeds to the Company from the offering were approximately $197.4 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

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

Pursuant to the 2023 Sale Agreements, Jefferies may sell Common Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended. Jefferies will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the Common Shares of common stock from time to time, based upon instructions from the Company (including any price or size limits or other customary parameters or conditions the Company may impose). The Company will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any Common Shares sold through Jefferies under the 2023 Sale Agreement.

The Company is not obligated to make any sales of Common Shares under the 2023 Sale Agreement. The offering of Common Shares pursuant to the 2023 Sale Agreement will terminate upon the earlier to occur of (i) the issuance and sale, through Jefferies, of all Common Shares subject to the 2023 Sale Agreement and (ii) termination of the 2023 Sale Agreement in accordance with its terms.

No sales were made pursuant to the 2023 Sales Agreement during the three months ended March 31, 2024. During the same period in 2023, the Company received $260.1 million in net proceeds, net of offering costs, through the sale of 36,080,226 shares of common stock through the 2021 Sales Agreements at a weighted average price per share of $7.35.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock. As of March 31, 2024, 17,000 shares were designated as Series A Convertible Preferred Stock and 11,500,000 shares were designated as Series B Convertible Preferred Stock.

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

During the three months ended March 31, 2024 and 2023, no shares of Series A Convertible Preferred Stock were converted into shares of common stock. As of March 31, 2024 and December 31, 2023, 194 shares of Series A Convertible Preferred Stock (that are convertible into 97,000 shares of common stock) remained outstanding.

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

During the three months ended March 31, 2024 and 2023, no shares of Series B Convertible Preferred Stock were converted into shares of common stock. As of March 31, 2024 and December 31, 2023, 2,842,158 shares of Series B Preferred Stock (that are convertible into 2,842,158 shares of common stock) remained outstanding.

Equity Incentive Plans

The Company has multiple equity incentive plans under which it grants awards. As of March 31, 2024, there were 283,314 shares available to grant under the 2014 Equity Incentive Plan (the “2014 Plan”).

On April 22, 2018, the Company’s Board of Directors (the “Board”) adopted the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (the “2018 Plan”), which was approved by the Company’s stockholders in June 2018. The 2018 Plan as approved initially authorized the issuance up to an aggregate of 6,000,000 shares of common stock in the form of incentive (qualified) stock options, non-qualified options, common stock, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards or any combination of the foregoing. On June 8, 2020, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2018 Plan from 6,000,000 to 14,000,000 shares, which became effective immediately. Additionally on June 10, 2022, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2018 Plan from 14,000,000 to 20,700,000 shares, which became effective immediately. On June 6, 2023, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 20,700,000 to 29,700,000, which became effective immediately. As of March 31, 2024, 677,377 shares of common stock were available for grant under the 2018 Plan.

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

On March 13, 2023 and February 26, 2024, the Compensation Committee approved additional amendments to the 2021 Inducement Plan solely to increase the number of shares reserved for issuance under the 2021 Inducement Plan from 1,750,000 shares of the Company’s common stock to 2,250,000 shares of the Company’s common stock in March 2023 and from 2,250,000 to 2,750,000 shares of the Company’s common stock in February 2024 without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, equity awards under the 2021 Inducement Plan may only be made to an employee if such employee is granted such equity awards in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. In addition, awards under the 2021 Inducement Plan may only be made to employees who have not previously been an employee or member of the Board (or any parent or subsidiary of the Company) or following a bona fide period of non-employment of the employee by the Company (or a parent or subsidiary of the Company). As of March 31, 2024, 724,653 shares of common stock were available for grant under the Inducement Plan.

Stock Options

A summary of the status of stock options as of March 31, 2024, and the changes during the three months ended March 31, 2024, is presented in the following table:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contract	Value
	Options	Price	Life	( in thousands)
Outstanding at December 31, 2023	18,899,849	$18.57
Issued	189,525	12.00
Exercised	(41,753)	8.72
Expired/Cancelled	(350,226)	25.30
Outstanding at March 31, 2024	18,697,395	$18.40	6.50	$59,503
Ending vested and expected to vest at March 31, 2024	18,697,395	$18.40	6.50	$59,503
Options exercisable at March 31, 2024	13,638,558	$21.87	5.68	$28,529

As of March 31, 2024, there was $27.0 million of total unrecognized compensation expense related to unvested employee stock options. The unrecognized compensation expense is estimated to be recognized over a period of 1.72 years as of March 31, 2024. The weighted average grant date fair value for employee options granted under the Company’s stock option plans during the three months ended March 31, 2024 was $8.54 per option.

The aggregate intrinsic value in the table above reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended March 31, 2024 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2024. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

Employee Stock Purchase Plan

In June 2020, the Company adopted the 2020 ESPP upon its approval by the Company’s shareholders at its Annual Stockholders Meeting on June 8, 2020. The Company reserved 500,000 shares of its common stock for issuance under the 2020 ESPP. On June 6, 2023, the Company's stockholders approved an amendment to the 2020 ESPP, to increase the number of shares reserved for issuance under the 2020 ESPP from 500,000 shares of the Company’s common stock to 1,400,000 shares of the Company’s common stock, which became effective immediately.

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

The compensation expense related to the 2020 ESPP for the three months ended March 31, 2024 and 2023 was $0.4 million and $0.3 million, respectively. As of March 31, 2024, there was $0.3 million of unrecognized compensation cost associated with the 2020 ESPP, which is expected to be recognized over the remaining 2.3 months.

Restricted Stock Units

Activity for RSUs during the three months ended March 31, 2024 is presented in the following table:

		Weighted
	Number	Average
	of	Grant Date
	RSUs and PRSUs	Fair Value
Outstanding as of December 31, 2023	3,453,901	$8.97
Granted	9,603,736	16.79
Vested/Released	(880,242)	8.89
Canceled/Forfeited	(96,660)	12.71
Outstanding as of March 31, 2024	12,080,735	$15.16
Ending vested and expected to vest at March 31, 2024	12,080,735	$15.16

As of March 31, 2024, there was $168.4 million of unrecognized stock-based compensation expense associated with unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of 2.05 years. The aggregate intrinsic value of the unvested RSUs outstanding as of March 31, 2024 was $179.0 million.

Stock-Based Compensation

Total stock-based compensation expense related to all of the Company’s stock-based awards was recorded on the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Research and development	$8,915	$8,859
Selling, general and administrative	8,263	6,806
Total stock-based compensation expense	$17,178	$15,665

The amount included in capitalized inventory and cost of sales were immaterial for the three months ended March 31, 2024.

Total stock-based compensation expense by type of award was as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Stock option expense	$5,763	$11,702
Restricted stock expense	11,067	3,660
ESPP expense	348	303
Total stock-based compensation expense	$17,178	$15,665

NOTE 11. LICENSES AND AGREEMENTS

National Institutes of Health (the “NIH”) and the National Cancer Institute (the “NCI”)

Cooperative Research and Development Agreement (the “CRADA”)

In August 2011, the Company signed a five-year CRADA with the NCI to work on the development of adoptive cell immunotherapies in multiple solid tumor types, including unmodified TIL as a stand-alone therapy or in combination, improved methods for the generation and selection of TIL cell therapy with anti-tumor reactivity, and strategies for more potent TILs that are designed to destroy metastatic melanoma cells. The CRADA was amended in 2015 and 2016 to, among other things, extend the term of the CRADA through August 2021, include new indications such as the development of TIL cell therapy for the treatment of patients with bladder, lung, triple-negative breast, and Human Papilloma Virus (“HPV”)-associated cancers, and modify the focus on the development of unmodified TIL as a stand-alone therapy or in combination. The parties have continued the development of improved methods for the generation and selection of TIL with anti-tumor reactivity in metastatic melanoma, bladder, lung, breast, and HPV-associated cancers.

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

Pursuant to the terms of the CRADA, as amended, the Company is required to make quarterly payments of $0.5 million to the NCI for support of research activities. To the extent the Company licenses patent rights relating to a TIL-based product candidate, the Company will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, the Company may be required to supply certain test articles, including TIL, grown and processed under Current Good Manufacturing Practice (“cGMP”) conditions, suitable for use in clinical trials. The extended CRADA has a three-year term expiring in August 2024. The Company or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. The Company recorded costs associated with the CRADA of $0.5 million for each of the three months ended March 31, 2024 and 2023, respectively, as research and development expenses.

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

The Second Amended and Restated Patent License Agreement requires the Company to pay royalties based on a percentage of net sales in jurisdictions where patent rights exist, which percentage can fall into a tier that may be less than one percent to mid-single digits depending upon certain events, including the exclusivity of the rights, and the Company expects lower overall royalty payments as a result. The Company also agreed to potential milestone payments on the achievement of certain clinical, regulatory, and commercial sales milestones for each of the indications and other direct costs incurred by the NIH pursuant to the Second Amended and Restated Patent License Agreement. The Company anticipates making additional payments that could range from several hundred thousand dollars to the mid-single-digit millions of dollars in conjunction with certain development milestones, the approval of a BLA or its foreign equivalent, or the first U.S. and foreign commercial sales of any of its product candidates covered by the Second Amended and Restated Patent License Agreement. The term of the Second Amended and Restated Patent License Agreement continues until the expiry of the last-to-expire patent rights licensed thereunder, and the agreement contains standard termination provisions. Upon the approval of Amtagvi™, the Company has accrued the required intellectual property license milestone payment of $1.5 million that is payable within 60 days of the approval date in accordance with the requirements of the Second Amended and Restated Patent License Agreement, with such amount being capitalized and recorded as intangible assets on the condensed consolidated balance sheet. During the three months ended March 31, 2024, the Company has recorded $0.1 million as a component of cost of sales related to amortization of the milestone payment. No expenses were recorded for the years ended March 31, 2023.

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

H. Lee Moffitt Cancer Center

Research Collaboration and Clinical Grant Agreements with Moffitt

In June 2020, the Company entered into a Sponsored Research Agreement (the “Research Agreement”) with the H. Lee Moffitt Cancer Center (“Moffitt”), with a term that ends either upon completion of the research thereunder or on July 1, 2022, whichever is sooner. In June 2022, this agreement was extended until the later of December 19, 2022 or a mutually acceptable completion of the Research Agreement, which was expected in mid-2023. In August 2023, this agreement was extended until September 2023, at which point it expired. In December 2023, this agreement was extended until the later of November 30, 2024 or mutually agreed determination of the completion of the Research Agreement. The Company recorded research development costs of $0.1 million for each of the three months ended March 31, 2024 and 2023.

In December 2016, the Company entered into a clinical grant agreement with Moffitt to support an ongoing clinical trial at Moffitt that combines TIL cell therapy with nivolumab for the treatment of patients with metastatic melanoma. In June 2017, the Company entered into a second clinical grant agreement with Moffitt to support a new clinical trial at Moffitt that combines TIL cell therapy with nivolumab for the treatment of patients with non-small cell lung cancer, under which the Company obtained a non-exclusive, royalty-free license to any new Moffitt inventions made in the performance of the agreement. Under both clinical grant agreements with Moffit, the Company has non-exclusive rights to clinical data arising from the respective clinical trials, which are now closed. No expense was recorded for the three months ended March 31, 2024 and 2023, respectively, in connection with the research collaboration and clinical grant agreements with Moffitt.

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

Pursuant to the First Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million which was recorded as research and development expense. A patent issuance fee will also be payable under the First Moffitt License, upon the issuance of the first U.S. patent covering the subject technology. In addition, the Company agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales (which percentage is in the low single digits) and sublicensing payments, as applicable, and annual minimum royalties beginning with the first sale of products based on the licensed technologies, which minimum royalties will be credited against the percentage royalty payments otherwise payable in that year. The Company will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the First Moffitt License related to the treatment of any cancers in the U.S., Europe, and Japan and in other countries designated by the Company in agreement with Moffitt. No expenses were recorded for the First Moffitt License for the three months ended March 31, 2024 and 2023.

The Company entered into a second license agreement with Moffitt effective as of May 7, 2018 (the “Second Moffitt License”), under which the Company received a license to Moffitt’s rights to patent-pending technologies related to the use of 4-1BB agonists in conjunction with TIL manufacturing processes and therapies. Pursuant to the Second Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million in 2018. An annual license maintenance fee is also payable commencing on the first anniversary of the effective date. The Company agreed to pay an annual commercial use payment for each indication for which a first sale has occurred, which in the aggregate amounts to up to $0.4 million a year. The Company recorded expense of $0.1 million for the three months ended March 31, 2024 and a de minimis amount for the three months ended March 31, 2023 as research and development expenses in connection with this agreement.

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

The University of Texas M.D. Anderson Cancer Center

Strategic Alliance Agreement

On April 17, 2017, the Company entered into a Strategic Alliance Agreement (the “SAA”) with The University of Texas M.D. Anderson Cancer Center (“MDACC”), under which the Company and MDACC agreed to conduct clinical and preclinical research studies. The Company agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA, of which approximately $5.3 million has been funded cumulatively through March 31, 2024, and has been recorded as research and development expense. In return, the Company acquired all rights to inventions resulting from the studies and has been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of MDACC reasonably necessary to exploit, including the commercialization thereof. The Company has also been granted certain rights in clinical data generated by MDACC outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt by the Company of all deliverables due from MDACC thereunder. On March 28, 2024, the Company entered into the first amendment to the SAA, under which the Company and MDACC agreed to conduct additional preclinical research studies. For the three months ended March 31, 2024, the Company recorded a benefit of $0.4 million as a result of finalization of the cost reconciliation. The Company recorded a de minimis amount for the three months ended March 31, 2023 as research and development expenses associated with this agreement.

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

Second WuXi Manufacturing and Services Agreement

In October 2022, the Company’s subsidiary Iovance Biotherapeutics Manufacturing LLC entered into an additional three-year manufacturing and services agreement (the “Second WuXi MSA”) with WuXi and its parent company WuXi Apptec. Co, Ltd pursuant to which WuXi agreed to provide commercial and clinical manufacturing services and related testing services. Under the Second WuXi MSA, the Company entered into a statement of work for the two cGMP manufacturing suites to be operated by WuXi for the Company. Both suites are expected to be capable of being used for the commercial and clinical manufacture of the Company’s products. The Second WuXi MSA and its related statement of work will supersede the statements of work under the First WuXi MSA with respect to commercial and clinical manufacturing and the two manufacturing suites. Certain other statements of work for related services will also be covered by the Second WuXi MSA. The First WuXi MSA addressed development services provided by WuXi to the Company. Prior to regulatory approval, or if the Company experiences a material adverse event, the Company may unilaterally terminate the statement of work for commercial and clinical manufacturing under the Second WuXi MSA at any time by providing written notice of at least 120 days. Post regulatory approval, the Company may unilaterally terminate the statement of work for commercial and clinical manufacturing with written notice of 15 month in year 1 of the term, written notice of 9 months in year 2 of the term, and written notice of 6 months in year 3 of the term. If WuXi fails a pre-licensing inspection and does not address any related issues within 90 days of receipt of the FDA response letter, the Company may either terminate the statement of work for commercial and clinical manufacturing under the Second WuXi MSA immediately or shorten the term of this statement of work to June 30, 2024. The Company recorded costs associated with agreements with WuXi of $5.5 million and $3.9 million for the three months ended March 31, 2024 and 2023, respectively, as research and development expenses.

Cellectis S.A.

On December 31, 2019, the Company entered into a research collaboration and exclusive worldwide license agreement whereby the Company will license gene-editing technology from Cellectis S.A. (“Cellectis”), a clinical-stage biopharmaceutical company, to develop TIL cell therapies that have been genetically edited, including a PD-1 inactivated product that the Company refers to as IOV-4001. Financial terms of the license include annual license payments and development, regulatory and sales milestone payments from the Company to Cellectis, as well as royalty payments based on net sales of TALEN®-modified TIL products. The Company recorded costs associated with the license agreement with Cellectis of $0.1 million for each of the three months ended March 31, 2024 and 2023, respectively as research and development expense.

Novartis Pharma AG and Related Entities

On January 9, 2020, the Company obtained a license from Novartis Pharma AG (“Novartis”) to develop and commercialize an antibody cytokine engrafted protein, which the Company refers to as IOV-3001. Under the agreement, the Company paid an upfront payment to Novartis and may pay future milestones related to initiation of patient dosing in various phases of clinical development for IOV-3001 and approval of the product in the U.S., EU and Japan. Novartis is also entitled to low-to-mid single digit percentage royalties from commercial sales of the product. The Company recorded costs associated with the license agreement from Novartis of $10.0 million as research and development expenses during for the year ended December 31, 2020. No expenses were recorded for the three months ended March 31, 2024 and 2023.

On May 18, 2023, as part of the completion of the Acquisition, the Company inherited two historical asset purchase agreements, one historical master cell bank license and working cell bank transfer agreement and one historical license agreement from Clinigen with Novartis AG, Novartis Pharma AG and Novartis Vaccines and Diagnostics, Inc. pursuant to which, among other things, the Company may be required to make future milestone payments based on net sales (as defined in the relevant underlying agreements) in the United States and the rest of world, which includes any and all sales outside of the United States. The maximum amount of these milestone payments payable under these agreements is $30.0 million upon reaching several certain net sales amounts in the United States and $15.0 million upon reaching several certain net sales amounts in the rest of the world, of which 25% of each milestone payment will be reimbursed by Clinigen by deduction from the deferred consideration due under the Option Agreement in the period such milestone payment is made. To date, the net sales milestones have not been achieved, and, therefore, no payments were made under these agreements for the three months ended March 31, 2024 and 2023.

Boehringer Ingelheim Biopharmaceuticals GmbH

On May 18, 2023 as part of the completion of the Acquisition, the Company inherited a manufacturing and supply agreement from Clinigen with Boehringer Ingelheim Biopharmaceuticals GmbH (“BI”) pursuant to which BI will carry out the processing, manufacturing and supply of Proleukin® in unlabeled vials. The term of this agreement is through October 2025, with automatic renewals for a period of two years unless terminated as permitted by the contract. Under this agreement, the Company must purchase a minimum number of vials each year at fixed prices determined by vial batch size. The total estimated purchase obligations under this agreement for the remaining nine months in the year ending December 31, 2024, and the years ending December 31, 2025, 2026, and 2027 are $8.0 million, $11.2 million, $7.2 million, and $7.2 million, respectively.

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

During the first quarter of 2024, the BLA approval of Amtagvi™ resulted in a lease modification as a result of a change in the Company’s assumption of its most-likely minimum noncancellable lease term of the manufacturing contract with WuXi. This lease modification extended the lease term by 18 months and resulted in an increase of the Company’s right-of-use assets and liabilities by $11.2 million.

The balance sheet classification of the Company’s right-of-use asset and lease liabilities was as follows (in thousands):

	March 31,	December 31,
	2024	2023
Operating lease right-of-use assets	$71,516	$62,515
Operating lease liabilities
Current portion included in current liabilities	11,078	7,777
Long-term portion included in non-current liabilities	72,291	67,085
Total operating lease liabilities	$83,369	$74,862

The following table summarizes components of lease expenses, which were included in total expenses in the Company’s condensed consolidated statements of operations, and other information related to its operating leases as follows (in thousands except weighted-average remaining lease terms and discount rates):

	Three Months Ended
	March 31,
	2024	2023
Operating lease cost	$3,797	$4,524
Variable lease cost	1,608	1,694
Short-term lease cost	56	45
Total lease cost	$5,461	$6,263

Other information
Cash paid for amounts included in the measurement of lease liabilities included in cash flows from operations	$4,290	$4,161
Increase in right-of-use assets from lease modifications	$11,297	$349
Weighted-average remaining lease terms (years)	11.72	12.90
Weighted-average discount rates	7.8%	7.5%

As of March 31, 2024, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

		CMO
	Facility	embedded
Year Ending December 31,	leases	leases	Total
Remainder of 2024	$6,604	$6,379	$12,983
2025	8,432	8,505	16,937
2026	7,989	—	7,989
2027	8,186	—	8,186
2028	8,389	—	8,389
Thereafter	75,438	—	75,438
Total lease payments	$115,038	$14,884	$129,922
Less: Present value adjustment	(45,148)	(1,405)	(46,553)
Operating lease liabilities	$69,890	$13,479	$83,369

NOTE 13. LEGAL PROCEEDINGS

Derivative Lawsuit. On December 11, 2020, a purported stockholder derivative complaint was filed by plaintiff Leo Shumacher against the Company, as nominal defendant, and then current directors, as defendants, in the Court of Chancery in the State of Delaware (the “Court of Chancery”). The complaint alleges breach of fiduciary duty and a claim for unjust enrichment in connection with alleged excessive compensation of certain non-executive directors of the Company and seeks unspecified damages on behalf of the Company. The parties have agreed to a proposed settlement, which was submitted to the Court of Chancery on June 15, 2022. After a hearing on November 17, 2022, the Court of Chancery required the parties to take additional steps before it would approve the settlement. The Company, as nominal defendant, and its current directors, as defendants, answered the complaint on February 3, 2023. The parties agreed to a revised proposed settlement, which was submitted to the Court of Chancery on March 12, 2024. Under the terms of the proposed settlement, the Company will cancel certain equity awards made to non-employee directors and make a monetary payment to plaintiff for reasonable legal fees and costs in the amount of $600,000, which have been accrued as of March 31, 2024. The settlement is subject to approval by the Court of Chancery.

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

In its counterclaims, the Company is seeking damages in an amount exceeding $0.5 million and an order rescinding any and all agreements that the Solomon Plaintiffs contend entitled them to obtain shares of Company stock. On May 12, 2020, the court granted the Company’s motion for summary judgment limiting the Solomon Plaintiffs’ damages for the Equity Claim to less than $47,420. The Solomon Plaintiffs filed a notice of appeal of this summary judgment on June 9, 2020. On July 2, 2020, the court granted the Company’s motion to dismiss the First Solomon Suit for want of prosecution. On January 4, 2021, the court granted the Solomon Plaintiffs motion for reconsideration, and reinstituted the case. On January 15, 2021, the Company filed a notice of appeal of the court’s grant of the Solomon Plaintiffs motion for reconsideration. On May 11, 2021, the Appellate Division upheld the court’s grant of the Solomon Plaintiffs’ motion for reconsideration of the dismissal of the First Solomon Suit for want of prosecution.

On September 27, 2019, the Solomon Plaintiffs filed a new lawsuit (through new legal counsel) (“the Second Solomon Suit”) titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Iovance Biotherapeutics, Inc., f/k/a/ Lion Biotechnologies Inc. f/k/a/ Genesis Biopharma Inc., and Manish Singh in the Supreme Court of the State of New York, County of New York (index no. 655668/2019). In the Second Solomon Suit, the Solomon Plaintiffs allege that they are third party beneficiaries of a “finder’s fee agreement” that prior management entered into with a third party unlicensed entity in 2012 in connection with seeking financing, that an agreement or understanding existed between the Company and the plaintiffs that the plaintiffs would be paid fees and commissions (in cash and stock) if they obtained financing for the Company, and that they directly and indirectly introduced investors to the Company who invested in the Company, or were willing to invest in the Company. Finally, the Solomon Plaintiffs allege that they were promised a license to use the Company’s technology in Israel. The plaintiffs claim that the Company breached the foregoing understandings, promises and agreements and, as a result, they are entitled to certain damages. The Solomon Plaintiffs also allege that Manish Singh, the Company’s former Chief Executive Officer, committed fraud and took shares belonging to them. On February 18, 2020, the Company filed a removal petition and removed the Second Solomon Suit to the U.S. District Court for the Southern District of New York (the “District Court”), where the case has been assigned case no. 1:20-cv-1391. On May 22, 2020, the Company moved to dismiss the Second Solomon Suit for lack of personal jurisdiction. On March 26, 2021, the District Court denied the Company’s motion to dismiss for lack of personal jurisdiction. The Company filed a response to the complaint in the Second Solomon Suit on April 30, 2021. On May 26, 2021, the Company and Singh filed motions for judgment on the pleadings with respect to the second and third claims asserted against the Company and all claims asserted against Singh, respectively, in the Second Solomon Suit. On January 5, 2022, the District Court granted the Company’s motions for judgment on the pleadings, dismissing the second and third claims against the Company and dismissing all claims against Singh. On January 4, 2023, the District Court granted in part the Company’s motion for sanctions against the Solomon Plaintiffs for violating Rule 11 of the Federal Rules of Civil Procedure, in a decision and order that dismissed the Solomon Plaintiffs’ first claim against the Company, denied the Solomon Plaintiffs’ motion for leave to amend the complaint, and ordered the Solomon Plaintiffs to pay the Company’s attorneys’ fees incurred in connection with the Rule 11 motion. Following the District Court’s decision and order on the Rule 11 motion, only the Solomon Plaintiffs’ fifth and sixth claims, for unjust enrichment and indemnification, respectively, remain pending against the Company. On October 26, 2023, the District Court granted the Company’s motion for summary judgment and dismissed the Solomon Plaintiffs’ fifth and sixth claims. On October 27, 2023, the District Court entered judgment for the Company and closed the Second Solomon Suit. On November 10, 2023, the Company filed a motion for attorneys’ fees as the prevailing party in the action. On December 1, 2023, the Solomon Plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit, appealing the District Court’s orders (a) granting the motions for judgment on the pleadings filed on behalf of Singh and the Company, (b) granting the Company’s Rule 11 motion, (c) denying the Solomon Plaintiffs’ motions to compel discovery and re-open discovery, and (d) granting the Company’s summary judgment motion. On December 22, 2023, the Company filed a motion for an order requiring the Solomon Plaintiffs to post an appeal bond, to ensure payment of the Company’s appellate fees and costs should the Company prevail on the appeal.

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

NOTE 14. INCOME TAXES

The Company recorded a tax benefit of $1.4 million for the three months ended March 31, 2024, which resulted in effective tax rates of 1.2%. The effective tax rate is different from U.S. statutory rate of 21% due to the full valuation allowance against tax losses in the U.S. The income tax benefit for the periods presented primarily relates to operations in the United Kingdom and realization of related deferred taxes.

As of March 31, 2024, the Company continued to maintain its full valuation allowance against U.S. federal and state net deferred tax assets as it expected to be in a cumulative loss position and does not have sufficient positive evidence to support the realizability of its U.S. net deferred tax assets. The Company recorded no tax benefit or expense for the three months ended March 31, 2023.

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

Overview

We are a commercial-stage biopharmaceutical company pioneering a transformational approach to treating cancer by harnessing the human immune system’s ability to recognize and destroy diverse cancer cells using therapies personalized for each patient. Our mission is to be the global leader in innovating, developing and delivering tumor infiltrating lymphocyte, or TIL, cell therapies for patients with solid tumor cancers. With the recent approval of our biologics license application, or BLA, we are executing the U.S. launch of Amtagvi™ (lifileucel), the first product within our autologous TIL cell therapy platform, while also marketing Proleukin® (aldesleukin), an interleukin-2, or IL-2, product used in the Amtagvi™ treatment regimen. Amtagvi™ is a tumor-derived autologous T cell immunotherapy indicated for the treatment of adult patients with unresectable or metastatic melanoma previously treated with a PD-1 blocking antibody, and if BRAF V600 mutation positive, a BRAF inhibitor with or without a MEK inhibitor. This indication is approved under accelerated approval based on an endpoint of overall response rate, or ORR. Continued approval for this indication may be contingent upon verification and description of clinical benefit in future confirmatory trials. Amtagvi™ is the first and the only one-time, individualized T cell therapy to receive U.S. Food and Drug Administration, or the FDA, approval for a solid tumor cancer. Amtagvi™ and Proleukin® are part of a treatment regimen that also includes lymphodepletion.

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

Amtagvi™ is approved for commercial manufacturing at the iCTC. In addition, our CMO is approved for additional capacity to supplement our internal manufacturing. We plan to carefully manage our cost structure and reduce the long-term cost of manufacturing our products. Details of related agreements are provided in the Research, Development, Manufacturing and License Agreements for TIL Cell Therapy section of this Quarterly Report on Form 10-Q.

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
●Step 2: Manufacturing. Patient-specific TIL are manufactured using our commercial Gen 2 manufacturing process. Upon arrival at the facility, TIL are separated from other cells within the patient’s tumor tissue sample. Over the next 22 days, the cells are multiplied into the billions, so they can be returned to the patient to fight cancer cells. Upon completion of manufacturing, Amtagvi™ is quality tested to meet specific product release criteria. The final product is cryopreserved and sent back to the ATC for administration to the patient. Additional details on the Gen 2 manufacturing process are provided in the Manufacturing Process section of our Quarterly Report on Form 10-Q.
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

Components of Operating Results

Revenues

Subsequent to the acquisition of Proleukin® in May 2023, or the Acquisition, we began to sell Proleukin®. Proleukin® is currently being used in multiple active studies across multiple therapeutic areas and indications and investigated alongside TIL cell therapies within a number of oncology indications. Proleukin® is also part of our regimens of TIL cell therapy, including Amtagvi™ (lifileucel), and is used in our multiple clinical trials. Revenues for the three months ended March 31, 2024 represent product sales of Proleukin® primarily in licensed markets outside of the U.S. To date, there have been no product sales of Proleukin® in the U.S. market, nor have we recognized any revenue for Amtagvi™ for the three months ended March 31, 2024. Prior to May 2023, we had not recognized any revenue.

With the recent BLA approval, we expect to generate revenues from the sale of our product Amtagvi™ starting in the second quarter of 2024. Our ability to generate revenues in the future will depend on our ability to successfully execute the launch of Amtagvi™ and market Proleukin®, and complete the development of our product candidates and obtain regulatory approval for them.

Costs and Expenses

Cost of sales

Cost of sales includes the cost of Proleukin® inventories and other costs that are directly associated with the purchase and sales of Proleukin® and period costs related to overhead and manufacturing costs of Amtagvi™ at the iCTC during the period from approval through March 31, 2024. In addition, amortization expense for the fair value step-up of acquired Proleukin® inventory and the acquired intangible asset related to developed technology, as well as the amortization related to the intellectual property license intangible asset, are included in cost of sales.

Research and development expense

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

We expect to continue to incur research and development expenses for the foreseeable future as we continue to conduct our clinical trials for our various product candidates. We expect our research and development expenses to decrease in conjunction with an expected increase in commercial activities and selling, general and administrative expense due to the approval of AmtagviTM. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates.

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

We anticipate selling, general and administrative expenses will increase as we execute the launch of Amtagvi™ and market Proleukin®, as well as execute an expected expansion of the internal selling, general and administrative team to support the overall growth in our business.

Interest income, net

Interest income, net is derived from our interest-bearing cash, cash equivalents and investment balances.

Income tax benefit

Income tax benefit pertains to the operations in the United Kingdom and realization of related deferred taxes.

Results of Operations for the Three Months Ended March 31, 2024, and 2023

Revenue

	Three Months Ended		Increase
	March 31,		(Decrease)
(in thousands)	2024	2023	$	%
Revenue - product sales	$715	$—	715	100

Revenue for the three months ended March 31, 2024 was $0.7 million, and related entirely to product sales of Proleukin® in licensed markets outside of the U.S following the completion of the acquisition of worldwide rights to Proleukin® in May 2023. To date, there have been no product sales from Proleukin® in the U.S. market, which at the time of the Acquisition had sufficient Proleukin® inventory in existing distributors to support U.S. market demand. No revenue was recognized for the sales of Amtagvi™ for the three months ended March 31, 2024. There was no revenue for the same period in 2023.

Costs and Expenses

The following table summarizes the period-over-period changes in our costs and expenses:

	Three Months Ended		Increase
	March 31,		(Decrease)
(in thousands)	2024	2023	$	%
Cost of sales	$7,261	$—	7,261	100%
Research and development expense	79,783	82,734	(2,951)	(4)%
Selling, general and administrative expense	31,393	28,122	3,271	12%

Cost of sales

Cost of sales for the three months ended March 31, 2024 was $7.3 million, which consists of $0.8 million in cost of inventory and related inventoriable costs associated with sales of Proleukin®, $4.6 million of amortization expense for the developed technology intangible asset recorded as part of the Acquisition, and $1.9 million of period costs primarily related to overhead and manufacturing costs at the iCTC during the period from approval through March 31, 2024. These period costs resulted from under absorption of overhead costs during the period, which was driven by our decision to launch with capacity sufficient to address anticipated commercial demand in 2024 and beyond. We expect to continue to incur such period costs through the upcoming fiscal quarters, while we continue to ramp up for the launch of AmtagviTM, until such time that we can fully utilize our manufacturing capacity. No cost of sales was incurred for the same period in 2023.

Research and development expense

Research and development expense for the three months ended March 31, 2024 decreased by $2.9 million, or 4%, compared to the same period in 2023. The decrease was primarily attributable to a $5.6 million decrease in clinical manufacturing costs, driven by capitalization of qualified costs for Amtagvi™ manufacturing resulting from our BLA approval and transition to commercial manufacturing to support the commercial launch of Amtagvi™. These decreases were partially offset by (i) a $2.2 million increase in costs associated with lifileucel regulatory submissions in the European Union and our Phase 3 TILVANCE-301 clinical trial, net of a decrease in costs driven by lower patient enrollment across other studies, and (ii) a $0.5 million increase in other costs, including license costs related to the expansion of our information technology infrastructure to support our clinical activities, and depreciation expenses.

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

The table below summarizes our research and development expenses by therapeutic area (in thousands):

	Three Months Ended		Increase
	March 31,		(Decrease)
	2024	2023	$	%
Direct research and development expense by product candidate
TIL, including combination therapy
Lifileucel	$8,812	$8,791	21	0%
LN-145	4,338	10,618	(6,280)	-59%
Combination Therapy	4,421	4,277	144	3%
Next Generation	4,029	1,106	2,923	264%
Others clinical, preclinical and research programs under development	2,547	4,069	(1,522)	-37%
Indirect research and development expense
Personnel related (excluding stock-based compensation)	30,148	30,698	(550)	-2%
Stock-based compensation expense	9,497	8,859	638	7%
Contractors and outside services	3,319	2,981	338	11%
Office and facilities	12,672	11,335	1,337	12%
Total research and development	$79,783	$82,734	(2,951)	-4%

Selling, general and administrative expense

Selling, general and administrative expenses for the three months ended March 31, 2024 increased by $3.3 million, or 12%, compared to the same period in 2023. The increase was primarily attributable to (i) a $1.8 million increase in payroll and related expenses, including $1.5 million in stock-based compensation expenses, resulting from increases in headcount to support the commercialization of Amtagvi™ and Proleukin® as well as the increased number of stock awards granted at a higher average stock price in 2024 as compared to the same period in 2023, and (ii) a $1.5 million increase in other costs, driven by costs incurred in support of the distribution and commercialization of Amtagvi™ and Proleukin®, which were partially offset by a decrease in legal costs.

Interest income, net

	Three Months Ended		Increase
	March 31,		(Decrease)
(in thousands)	2024	2023	$ %
Interest income, net	$3,338	$3,486	(148) (4)

Interest income, net for the three months ended March 31, 2024 decreased by $0.1 million, or 4%, compared to the same period in 2023. The decrease was primarily driven by a decrease in average investment balances, which was partially offset by a higher rate of return on our investments as well as a shift in our portfolio to interest bearing investments such as U.S. treasury securities and money market funds.

Income tax benefit

	Three Months Ended		Increase
	March 31,		(Decrease)
(in thousands)	2024	2023	$	%
Income tax benefit	$1,408	$—	1,408	100

Income tax benefit for the three months ended March 31, 2024 was $1.4 million, as a result of the tax benefit from the realization of the related deferred taxes for operations in the United Kingdom. No benefit or expense was recorded for the same period in 2023.

Net loss

	Three Months Ended		Increase
	March 31,		(Decrease)
(in thousands)	2024	2023	$	%
Net loss	$(112,976)	$(107,370)	(5,606)	5

Net loss for the three months ended March 31, 2024 increased by $5.6 million, or 5%, compared to the same period in 2023. The increase in our net loss was due to the continued expansion of our research and development activities, ongoing and newly initiated clinical trials, and the overall growth in our workforce and corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we further invest in our clinical and internal research and development programs as well as execution of the launch of Amtagvi™.

Liquidity and Capital Resources

As of March 31, 2024, we had $362.6 million in cash, cash equivalents, investments, and restricted cash ($134.2 million of cash and cash equivalents, $222.0 million in short-term investments, and $6.4 million in restricted cash). We have incurred losses and generated negative cash flows from operations since inception. Historically, we have funded our operations from various public and private offerings of our equity securities, both common stock and preferred stock, from option and warrant exercises, and from interest income. Since 2017, our primary source of funds has been from the public sale of our common stock. With the recent approval of our BLA, we expect to generate revenue from the sale of our first internally developed product, Amtagvi™, in the remaining quarters of 2024. Furthermore, upon the completion of the closing of the acquisition of the worldwide rights to Proleukin® in the second quarter of 2023, we began to generate revenue from the sales of Proleukin®. However, such revenues for Amtagvi™ and Proleukin® may not be material enough to generate positive operational cash flows during the 12 months from the date the condensed consolidated financial statements are issued and this Quarterly Report on Form 10-Q is filed.

We expect to continue to incur significant expenses to support our execution of the commercial launch of Amtagvi™, fund ongoing clinical programs, including our NSCLC registration study, IOV-LUN-202, and our frontline advanced melanoma Phase 3 confirmatory trial, TILVANCE-301, continue the development of our pipeline candidates, and for other general corporate purposes. Based on the funds we have available as of the date our condensed consolidated financial statements for the three months ended March 31, 2024 are issued, we believe that we have sufficient capital to fund our anticipated operating expenses and capital expenditures as planned for at least the twelve months following the issuance of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Corporate Capitalization

As of March 31, 2024, we had outstanding 279,756,339 shares of our $0.000041666 par value common stock, 194 shares of our $0.001 par value Series A Convertible Preferred Stock, and 2,842,158 shares of our $0.001 par value Series B Convertible Preferred Stock. The outstanding shares of Series A Convertible Preferred Stock are currently convertible into 97,000 shares of our common stock, and the outstanding shares of Series B Convertible Preferred Stock are currently convertible into 2,842,158 shares of our common stock. The shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock do not have voting rights or accrue dividends.

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

On February 22, 2024, we closed an underwritten public offering of 23,014,000 shares of our common stock at a public offering price of $9.15 per share, before underwriting discounts and commissions. The total estimated net proceeds to us from the offering are expected to be approximately $197.4 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

In the future, we may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. If any of the securities covered by the 2020 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of such offering at that time.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(122,279)	$(99,815)
Investing activities	(111,506)	153,396
Financing activities	193,576	258,172
Net (decrease) increase in cash, cash equivalents and restricted cash	$(40,209)	$311,753

* Excludes effect of exchange rate changes

Operating Activities

Net cash used in operating activities represents cash disbursements related to all activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss for non-cash items and changes in operating assets and liabilities. Net cash used in operating activities for the three months ended March 31, 2024 was $122.3 million as compared to $99.8 million for the same period in 2023. The $22.5 million increase in cash used in operating activities was driven by a $5.6 million increase in net loss related to increased costs associated with the overall expansion of our clinical trials for new TIL therapies, and our commercialization activities for Amtagvi™ and Proleukin®, as well as the overall growth in our workforce and corporate infrastructure. In addition, it reflects a net increase in non-cash charges of $2.9 million, primarily driven by higher stock-based compensation expense and amortization of intangible assets, the latter of which is driven primarily by the amortization associated with the developed technology intangible asset recorded as part of the Acquisition. The increase in non-cash charges was partially offset by a decrease in accretion of discounts on investments and deferred tax benefits resulting from the realization of the related deferred taxes for operations in the United Kingdom. Further, net cash used in operating activities related to changes in operating assets and liabilities increased by $30.0 million, driven primarily by a decrease in accounts payable and accrued expenses, resulting from cash utilized for payments associated with the continued growth in the business, including our increased workforce, timing of vendor invoicing and related payments, and cash used for purchases of raw material inventory in support of the commercial launch of Amtagvi™. These increases in the use of cash were partially offset by a $10.1 million decrease in cash used for prepaid expenses, other assets, and long-term assets in the current period compared to the corresponding period in 2023, which resulted from the timing of payments made as well as the receipt of cash for other miscellaneous receivables.

Investing Activities

Net cash (used in) provided by investing activities for the periods presented primarily relates to the cash utilized to fund the Acquisition, the purchase and maturity of investments, and capital expenditures. Net cash used in investing activities for the three months ended March 31, 2024 was $111.5 million, compared to net cash provided by investing activities of $153.4 million for the same period in 2023. The increase in cash used of $264.9 million was driven by a $213.8 million increase associated with changes in the timing of maturities and purchases of investments and $52.6 million for the milestone payment required as part of the Acquisition upon the BLA approval for Amtagvi™. These increases were partially offset by a $1.5 million decrease in the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 was $193.6 million compared to net cash provided of $258.2 million for the same period in 2023. The decrease in net cash provided by financing activities of $64.6 million was primarily driven by a decrease in net proceeds of $62.2 million received from our public offering in February 2024 as compared to the net proceeds received through sales of common stock through our “at the market” offering program in the first quarter of 2023, as well as an increase in tax payments related to shares withheld for vested restricted stock units. These increases in net cash provided were partially offset by a $0.4 million increase in proceeds from issuance of common stock upon exercise of stock options.

Contractual Obligations

There have been no material changes to the contractual obligations table presented in the consolidated financial statements included in the Annual Report on Form 10-K filed on February 28, 2024.

Off-Balance Sheet Arrangements

As of March 31, 2024, we had no obligations that would require disclosure as off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

Our accounting policies are more fully described in Note 2 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. As described in Note 2, the preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements as well as the reported revenues and expenses during the reported periods. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

Asset Acquisitions

We make certain judgments to determine whether transactions should be accounted for acquisitions of assets or business combinations using the guidance in Accounting Standard Codification, or ASC, Topic 805, Business Combinations, by first applying a screen test to assess if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of assets. If the screen test is met, the transaction is accounted for as an asset acquisition. If the screen test is not met, further assessment is required to determine whether we have acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business.

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

Intangible Assets

Our acquired intangible assets are initially measured based on an allocation of the cost of the acquisition to the assets acquired on a relative fair value basis and are recorded net of accumulated amortization, while intangible assets recorded as the result of milestone or license payments are recorded at the amount paid. We amortize our intangible assets on a straight-line basis over their estimated useful lives.

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

We review intangible assets for impairment at least annually and whenever events or changes in circumstances have occurred which could indicate that the carrying value of the assets are not recoverable. If such indicators are present, we assess the recoverability of affected assets by determining if the carrying value of the assets is less than the sum of the undiscounted future cash flows of the assets. If the assets are found to not be recoverable, we measure the amount of impairment by comparing the carrying value of the assets to their fair values. We determined that no indicators of impairment existed as of March 31, 2024. No intangible assets existed as of March 31, 2023.

Inventory and Cost of Sales

Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. Our assessment of net realizable value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. We determine excess or obsolete inventory based on multiple factors, including an estimate of recent sales forecast compared to quantities on hand and the expiration date of the product and materials.

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

Products are sold principally to distributors and wholesalers and to a lesser extent outside of the U.S. to hospitals and clinics. Contractual performance obligations are usually limited to transfer of control of the product to the customer. The transfer occurs either upon shipment, upon receipt of the product after considering when the customer obtains legal title to the product, or in the case of Amtagvi™, upon infusion. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring our products and is generally based on a list of fixed price less allowances for product returns, rebates and discounts. Our payment terms to customers range from 45 to 105 days; payment terms differ by customer and by product. Discounts, rebates, returns and certain other adjustments are accounted for as variable consideration.

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

We make judgments and estimates in determining the accrual balance in each reporting period. In the event advance payments are made to a CRO, CMO, or other outside service provider, the payments are recorded within prepaid expenses and other current assets and subsequently recognized as research and development expense when the associated services have been performed. As actual costs become known, we adjust our estimates, liabilities and assets. Inputs used in our determination of estimates discussed above may vary from actual, which will result in adjustments to research and development expense in future periods.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in interest bearing investments consisting of short-term debt securities issued by the U.S. government. The primary objective of our investment activities is to preserve principal. We adhere to an investment policy that requires us to limit amounts invested in securities based on credit rating, maturity, industry group and investment type and issuer, except for securities issued by the U.S. government. We do not have any derivative financial instruments or foreign currency instruments. As of March 31, 2024, we had $267.7 million invested in marketable securities with a maturity date of less than one year. As such we believe that we are not exposed to any material market risk. If interest rates had varied by 1% in the quarter ended March 31, 2024, the fair value of our investment portfolio would increase or decrease by approximately $0.6 million.

Inflation Risk

Inflation has not had a material effect on our business, financial condition, or results of operations as of and for the periods covered by this Quarterly Report on Form 10-Q.

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

All of our product sales during the three months ended March 31, 2024 were denominated in foreign currencies; however, foreign currency transaction gains and losses were immaterial for the three months ended March 31, 2024. No foreign currency exchange risk existed for the three months ended March 31, 2023.

Item 4.Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:

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

Changes in Internal Control Over Financial Reporting:

There have not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The information in Note 13 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 13 to our condensed consolidated financial statements for the quarter ended March 31, 2024, contained in this Quarterly Report on Form 10-Q.

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

Risk Factors Summary

We have marked with an asterisk (*) those risk factors below that reflect a substantive change from the risk factors included in our Annual Report on Form 10-K filed with the SEC on February 28, 2024.

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

We are a commercial-stage biopharmaceutical company pioneering a transformational approach to treating cancer by harnessing the human immune system’s ability to recognize and destroy diverse cancer cells using therapies personalized for each patient. Until recently, we did not have products approved for commercial sale and have not generated significant revenue from operations. With the closing of the acquisition of the worldwide rights to Proleukin® in May 2023, we began to have commercial sales. As of March 31, 2024, we had an accumulated deficit of $2.1 billion. In addition, during the three months ended March 31, 2024, we incurred a net loss of $113.0 million. While we began commercial launch of our first internally developed product, Amtagvi™, we do not expect to generate any meaningful product sales until later in 2024. We expect to incur significant additional operating losses in the future as we expand our development and clinical trial activities in support of demonstrating the effectiveness of our products.

Our ability to achieve long-term profitability is dependent upon obtaining regulatory approvals for our products and successfully commercializing our products alone or with third parties. However, our operations may not be profitable even if any of our products under development are successfully developed and produced and thereafter commercialized.

We may need additional financing to fund our operations and complete the development of our various product candidates and commercialization of our products, and if we are unable to obtain such financing, we may be unable to complete the development of our product candidates and commercialization of our products. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

Our operations have consumed substantial amounts of cash since inception. From our inception to March 31, 2024, we have an accumulated deficit of $2.1 billion. In addition, our research and development and our operating costs have also been substantial and are expected to increase. For example, in October 2018, we closed an underwritten public offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $236.7 million. In June 2020, we closed another underwritten offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $567.0 million. In July 2023, we closed another underwritten offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $161.5 million. In February 2021, we entered into an open market sale agreement, or the 2021 Sale Agreement, with Jefferies LLC, or Jefferies, which provided for the sale of up to $350.0 million of our common stock from time to time, which was subsequently increased to $500.0 million in November

2022 upon the execution of an updated open market sale agreement, or the 2022 Sale Agreement, with Jefferies. In June 2023, we entered into a new open market sale agreement, or the 2023 Sale Agreement, with Jefferies, which superseded the 2022 Sale Agreement and provided for the sale of up to $450.0 million of our common stock from time to time. In February 2024, we closed another underwritten offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were approximately $197.4 million. As of March 31, 2024, we had $362.6 million in cash, cash equivalents, investments, and restricted cash ($134.2 million of cash and cash equivalents, $222.0 million in short-term investments, and restricted cash of $6.4 million).

With the recent approval of the BLA, the Company expects to generate revenue from the sale of its product Amtagvi™ starting in the second quarter of 2024. Furthermore, following the acquisition of the worldwide rights to Proleukin® in the second quarter of 2023, the Company began to generate revenue from the sales of Proleukin®. There is no assurance that such funds will be sufficient to fund the Company’s operations during the 12 months from the date the condensed consolidated financial statements are issued and this Form 10-Q is filed. However, based on the funds we have available as of the date these condensed consolidated financial statements are issued, we believe that we have sufficient capital to fund our anticipated operating expenses and capital expenditures as planned for at least the next twelve months following the issuance of our condensed consolidated financial statements included in this Form 10-Q. However, in order to complete the development of our current product candidates, and in order to effect our business plan, including establishing our own manufacturing facility, we anticipate that we will have to spend more than the funds currently available to us. Furthermore, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may require additional capital for the further development of our product candidates and commercialization of our products and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Moreover, our fixed expenses such as rent, minimum payments to our contract manufacturers, and other contractual commitments, including those for our research collaborations, are substantial and are expected to increase in the future.

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

Subject to various spending levels approved by our Board of Directors, our management will have broad discretion in the use of the net proceeds from our capital raises, including our February 2024, July 2023, June 2020, October 2018 and January 2018 public offerings and the proceeds from sales pursuant to our “at-the-market” sale agreement with Jefferies LLC, and may not use them effectively.*

Our management will have discretion in the application of the net proceeds from our capital raises, including our February 2024, July 2023, June 2020, October 2018, and January 2018 public offerings, and the proceeds from sales pursuant to the 2023 Sale Agreement with Jefferies, which provides for the sale of up to $450.0 million of our common stock from time to time, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from our capital raises are being used appropriately. You may not agree with our decisions, and our use of the proceeds from our capital raises may not yield any return to stockholders. Because of the number and variability of factors that will determine our use of the net proceeds from our capital raises, their ultimate use may vary substantially from their currently intended use. Our failure to apply the net proceeds of our capital raises effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. Stockholders will not have the opportunity to influence our decisions on how to use our net proceeds from our capital raises. Pending their use, we may invest the net proceeds from our capital raises in interest and non-interest-bearing cash accounts, short-term, investment-grade, interest-bearing instruments and U.S. government securities. These temporary investments are not likely to yield a significant return.

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

Our current manufacturing strategy involves the use of CMOs in conjunction with the manufacturing capacity at the iCTC. Currently our products and product candidates are also manufactured by WuXi and previously by Moffitt. Additionally, we partner with American Red Cross, or ARC, to operate our facility to produce feeder cells for TIL manufacturing. The process for manufacturing TIL is heavily reliant on the supply of biological raw materials and maintaining a GMP facility capable of supplying our manufacturing facilities with quality cells to make the final product. There are only a limited number of these types of facilities and sources for the materials needed by TIL cell therapy manufacturers. The iCTC and our CMO are aseptic manufacturing facilities that operate clean rooms for the production of TIL cell therapies, which are subject to contamination, labor, occupational safety, regulatory, climate, and environmental risks that could interfere with production. Any problems or delays we or our CMOs experience in preparing for commercial scale manufacturing of a product, product candidate, or component thereof may result, in the case of product candidates, a delay in the FDA approval thereof or, in the case of products, may impair our ability to manufacture commercial quantities or such quantities at an acceptable cost, which could result in the delay, prevention, or impairment of clinical development of our product candidates and commercialization of our products and could adversely affect our business. Furthermore, if we or our commercial manufacturers fail to deliver the required commercial quantities of our product candidates on a timely basis and at reasonable costs, we would likely be unable to meet demand for our products and we would lose potential revenues.

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

We face an inherent risk of product liability as a result of the clinical testing and manufacture of our product candidates for human trials, and we currently face an even greater risk as we commercialize products and engage in the quality testing and release of products. For example, we may be sued if our products and/or product candidates cause, are perceived, or alleged to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing, or sale, whether or not trial participants or patients are predisposed to adverse outcomes. Furthermore, if physicians and/or hospitals are not sufficiently trained in the use of our products or therapies, whether clinical or commercialized, they may misuse or ineffectively use our products or related products for our therapies, which may result in unsatisfactory patient outcomes or patient injury. Any such product liability claims may include allegations of defects in manufacturing, defects in design, defects in quality control measures, a failure to warn of dangers inherent in the product, negligence, strict liability, and/or a breach of warranties. Claims could also be asserted under state consumer protection acts. Large judgments have also been awarded in class action lawsuits based on therapeutics that had unanticipated side effects. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or halt commercialization of our products and/or product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any current or future clinical trials will be conducted as planned or completed on schedule, if at all, or that any of our product candidates will receive regulatory approval. We initiated clinical trials in patients with metastatic melanoma, cervical, head and neck and non-small cell lung cancers, and in other indications in collaboration with third parties. We completed enrollment in the pivotal clinical trial for melanoma, C-144-01, and in June 2022, we announced that initial Cohort 4 data read by the independent review committee, or IRC, met the primary endpoint in this clinical trial. In March 2023, we completed submission of our BLA to the FDA for the treatment of adult patients with metastatic melanoma for approval, and the FDA accepted the BLA in May 2023. We obtained BLA approval on February 16, 2024. We plan to initiate clinical trials in new indications, and new cohorts in existing clinical trials. Even as these clinical trials progress, issues may arise that could require us to suspend or terminate such clinical trials or could cause the results of one cohort to differ from a prior cohort. For example, we may experience slower than anticipated enrollment in our additional pivotal clinical trials, which may consequently delay BLA submissions to the FDA or permit competitors to obtain approvals that may alter our BLA filing strategy. Additionally, temporary or permanent clinical holds could be placed on our clinical trials for a variety of reasons. For instance, on December 22, 2023, the FDA placed a clinical hold on the IOV-LUN-202 trial in response to a reported Grade 5 (fatal) serious adverse event potentially related to the non-myeloablative lymphodepletion pre-conditioning regimen, and we paused enrollment and the LN-145 treatment regimen for new patients in IOV-LUN-202 during the clinical hold. On March 4, 2024, the FDA lifted the partial clinical hold on the IOV-LUN-202 trial, permitting us to resume patient enrollment. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely initiation or completion of clinical development, or product approval include:

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
●there may be changes to the therapeutics or their regulatory status which we are administering in combination with our product candidates;
●	delays in patient enrollment due to potential health epidemics, such as the COVID-19 pandemic;
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

For budgeting and planning purposes, we have projected the date for the commencement of future clinical trials, and continuation and completion of our ongoing clinical trials. However, a number of factors, including scheduling conflicts with participating clinicians and clinical institutions, and difficulties in identifying and enrolling patients who meet clinical trial eligibility criteria, may cause significant delays. We may not commence or complete clinical trials involving any of our products as projected or may not conduct them successfully.

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
●	health epidemics, such as the COVID-19 pandemic, limiting our access to patients who would otherwise be eligible for enrollment, including treatment-naïve patients who may be more likely to seek standard of care therapies available at local treatment centers rather than enroll in a clinical trial at a larger hospital;
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

Our business could be adversely affected by health epidemics in regions where we have offices, manufacturing facilities, concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of clinical trial sites, third party manufacturers and CROs upon whom we rely. For example, starting in December 2019, a novel strain of coronavirus, or COVID-19, was reported to have surfaced in Wuhan, China and spread to multiple countries, including the U.S. and several European countries. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the U.S. declared the COVID-19 pandemic a national emergency. Similarly, during that time, the State of California declared a state of emergency related to the spread of the COVID-19 pandemic and the health officers of six San Francisco Bay Area counties, including San Mateo County where our headquarters in San Carlos is located, issued shelter-in-place orders. In addition, on March 19, 2020, the Governor of California and the State Public Health Officer and Director of the California Department of Public Health ordered all individuals living in the State of California to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. Throughout 2020 and 2021, similar executive orders were issued by state and local governments, and states of emergency had been declared at the state and local level in most jurisdictions throughout the U.S. As recently as April 2022, ports and airports in Shanghai, China have been closed due to another outbreak of COVID-19, resulting in a lockdown of the city and disruption to export and import activities. In the U.S., many of these executive orders have been rescinded, however, the Company remains vigilant and continues to monitor any ongoing effects of the COVID-19 pandemic closely to determine if additional actions are required.

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to the COVID-19 pandemic or other infectious diseases could impact personnel at third-party manufacturing facilities in the U.S. and other countries, or the availability or cost of materials, which would disrupt our supply chain. In addition, our clinical trials may be affected by health epidemics, such as the COVID-19 pandemic. Clinical site initiation, patient enrollment and patient monitoring may be delayed due to prioritization of hospital resources toward health epidemics, such as the COVID-19 pandemic. Some sites may no longer be available to see patients for clinical trials. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Patients may also miss follow-up visits after receiving our therapies during our clinical trials, which may or may not be rectified by future patient visits and which may result in the exclusion of data from such patients from the clinical trial data. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to the virus that causes the COVID-19 pandemic and adversely impact our clinical trial operations. Health epidemics, such as the COVID-19 pandemic, may also affect our ability to recruit treatment-naïve patients into our clinical trials, because those patients may be more likely to seek standard of care therapies available at local treatment centers rather than enroll in a clinical trial at a larger hospital.

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

In addition, on October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Thereafter, Hamas launched extensive rocket attacks on Israeli population and industrial centers located along the Israeli border with the Gaza Strip. Shortly following the attack, Israel’s security cabinet declared war against Hamas and launched an aerial bombardment of various targets within the Gaza Strip. The Israeli government subsequently called for the evacuation of over one million residents of the northern part of the Gaza Strip and began a ground invasion of the Gaza Strip that remains ongoing. It is possible that other terrorist and/or regional organizations will join the hostilities as well, including Hezbollah in Lebanon, and Palestinian military organizations in the West Bank, resulting in a widening of the conflict. The intensity and duration of Israel’s current war against Hamas is difficult to predict as are such war’s economic implications on the global economy.

There are also current geopolitical tensions with China. Recently, the Biden administration has signed multiple executive orders regarding China. One particular executive order titled Advancing Biotechnology and Biomanufacturing Innovation for a Sustainable, Safe, and Secure American Bioeconomy signed on September 12, 2022 will likely impact the pharmaceutical industry to encourage U.S. domestic manufacturing of pharmaceutical products. Moreover, there have been Congressional legislative proposals, such as the recent bill titled the Biosecure Act, to discourage contracting with Chinese companies on the development or manufacturing of pharmaceutical products. Any additional executive action, legislative action or potential sanctions with China could materially impact our current manufacturing partners and our agreements with them, including our MSA with WuXi. For example, in February 2024, the chair and ranking member of the House Select Committee on the Chinese Communist Party, Representatives Mike Gallagher and Raja Krishnamoorthi, respectively, along with Senators Gary Peters and Bill Haggerty sent a letter to the Biden administration requesting that both WuXi AppTec Co., Ltd., WuXi’s parent company, and the affiliated WuXi Biologics be added to the Department of Defense’s Chinese Military Companies List (1260H list), the Department of Commerce’s Bureau of Industry and Security Entity List, and the Department of Treasury’s Non-SDN Chinese Military-Industrial Complex Companies List. While the Biden administration has yet to take action on this letter, adding either or both previously mentioned WuXi entities on any or all of the aforementioned lists could materially impact our MSA with WuXi. Additionally, on February 28, 2024, President Biden signed Executive Order 14117 (“Preventing Access to Americans' Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern”) which implements a new framework to protect the privacy of personal data shared between the U.S. and Europe, which may, in effect, impact privacy laws with “countries of concern” such as China or Russia.

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

With the acquisition of Proleukin® in May 2023, a portion of our business will be conducted outside the United States. Furthermore, we are required to make certain future payments under the Proleukin® acquisition agreement that are denominated in non-U.S. dollars, including future deferred consideration and earnout payments based on Proleukin® sales. As such, we face exposure to adverse movements in foreign currency exchange rates, including movements in foreign currency for the future milestone payment. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our results of operations, financial position, and cash flows. Our primary exposure to movements in foreign currency exchange rates currently relates to non-U.S. dollar denominated sales in Europe, the United Kingdom, and Asia, and non-U.S. dollar denominated operating expenses and certain assets and liabilities in our operating subsidiaries.

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

We have announced our intention to conduct registrational trials for both advanced NSCLC and cervical cancer with our LN- 145 and lifileucel product candidates, respectively. These trials, which we refer to as IOV-LUN-202 Cohorts 1 and 2 in the case of advanced NSCLC and C-145-04 Cohort 2 in the case of cervical cancer, are currently underway and have been the subject of formal FDA meetings and communications. For instance, on December 22, 2023, the FDA placed a clinical hold on the IOV-LUN-202 trial in response to a reported Grade 5 (fatal) serious adverse event potentially related to the non-myeloablative lymphodepletion pre-conditioning regimen, and we paused enrollment and the LN-145 treatment regimen for new patients in IOV-LUN-202 during the clinical hold. On March 4, 2024, the FDA lifted the partial clinical hold on the IOV-LUN-202 trial, permitting us to resume patient enrollment. Our current beliefs regarding the registration pathway for the lifileucel and LN-145 product candidates in these indications are based on our interpretation of communications with the FDA to date and our efforts to address such communications, which may be incorrect. Our statements that the clinical trial may support a BLA submission also assume that our as-adjusted clinical trial has addressed the additional requests and feedback by the FDA. Further, enrollment in these clinical trials may need to be further adjusted based on future feedback from the FDA, changes in the competitive environment, or other regulatory agency input. Protocol revisions may have an adverse effect on the results reported to date. Changes to implement an independent review committee and assay validation and implementation, and the data within these clinical trials may not ultimately be supportive of product approval, all of which could result in significant delays to our currently anticipated timeline for development and approval of lifileucel and LN-145 product candidates or prevent their approval.

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

As of March 31, 2024, we had 279,756,339 shares of common stock outstanding. In addition, we had 34,014,039 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted to purchase common stock based on vesting requirements of stock options and common stock issuable through purchases of employee stock purchase plan, or upon the conversion of preferred stock. The issuance and subsequent sale of the shares underlying these common stock equivalents could depress the trading price of our common stock. On June 10, 2019, our certificate of incorporation was amended to increase the number of authorized shares of our common stock, from 150,000,000 shares to 300,000,000 shares, which was approved by our stockholders on that date. On June 16, 2023, our certificate of incorporation was amended to increase the number of authorized shares of our common stock from 300,000,000 to 500,000,000 shares, which amendment was approved by our stockholders on June 6, 2023.

In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. For example, in February 2024, we issued 23,014,000 shares of common stock in connection with an underwritten public offering, and we may offer additional shares under our automatic shelf registration statement in the future. Future issuances may result in substantial dilution to our existing stockholders and could cause our stock price to decline.

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

Our certificate of incorporation, as amended, provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, creditors or other constituents, (3) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation, as amended, or our amended and restated bylaws, or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and employees. Further, this choice of forum provision does not preclude or contract the scope of exclusive federal or concurrent jurisdiction for any actions brought under the Securities Act or the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

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

Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. shall be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act. This provision limits the ability of our shareholders to bring claims under the Securities Act in any court other than the U.S. federal courts, which ultimately may disadvantage our shareholders or be cost prohibitive. Notwithstanding the foregoing, there is uncertainty as to whether a court (other than those states which have upheld the validity of such a provision) would enforce such a provision and whether investors can waive compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, the exclusive forum provision only applies to claims brought under the Securities Act and does not apply to actions arising under the Exchange Act, which is already subject to federal courts as the exclusive forum.

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

During the first quarter of 2024, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) for the purchase or sale of securities of the Company, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

During the first quarter of 2024, the Company did not adopt or terminate a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) for the purchase or sale of securities of the Company, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Item 6.Exhibits

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Incorporation, as amended, of Registrant (incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2023).
3.2

Fourth Amended and Restated Bylaws of Iovance Biotherapeutics, Inc. (incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 29, 2024).

10.1++#	Iovance Biotherapeutics, Inc. Amended and Restated 2021 Inducement Plan.
10.2++#	Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan, as amended.
31.1++	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2++	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1++	Section 1350 Certification of Chief Executive Officer (furnished herewith).
32.2++	Section 1350 Certification of Chief Financial Officer (furnished herewith).
101.INS++	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH++	Inline XBRL Taxonomy Schema Linkbase Document.
101.CAL++	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF++	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB++	Inline XBRL Taxonomy Labels Linkbase Document.
101.PRE++	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (the cover page interactive date file does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document).

++ #	Filed herewith (unless otherwise noted as being furnished herewith). Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Iovance Biotherapeutics, Inc.

May 9, 2024	By:	/s/ Frederick G. Vogt, Ph.D., J.D.
Frederick G. Vogt, Ph.D., J.D.
Interim Chief Executive Officer and President, and General Counsel (Principal Executive Officer)

May 9, 2024	By:	/s/ Jean-Marc Bellemin
Jean-Marc Bellemin
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)