Form 10-Q
period 2024-06-30
IOVANCE BIOTHERAPEUTICS, INC.
filed 2024-08-08
CIK 1425205

+-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, the issuer had 303,513,872 shares of common stock, par value $0.000041666 per share, outstanding.

IOVANCE BIOTHERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2024

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

Actual results may differ from those set forth in this Quarterly Report on Form 10-Q due to the risks and uncertainties inherent in our business, including those provided in the foregoing list of forward-looking statements and also including, without limitation: the FDA may not agree with our interpretation of the results of our clinical trials; later developments with the FDA that may be inconsistent with already completed FDA meetings; the preliminary clinical results, including efficacy and safety results, from ongoing Phase 2 and Phase 3 clinical trials may not be reflected in the final analyses of these clinical trials including new cohorts within these clinical trials; the results obtained in our ongoing clinical trials, such as the studies and clinical trials referred to in this Quarterly Report on Form 10-Q, may not be indicative of results obtained in future clinical trials or supportive of product approval; regulatory authorities may potentially delay the timing of FDA or other regulatory authority approval of, or other action with respect to, our product candidates, specifically, our description of FDA interactions are subject to the FDA’s interpretation, as well as the FDA’s authority to request new or additional information; we may not be able to obtain or maintain FDA or other regulatory authority approval of its product candidates; our ability to address FDA or other regulatory authority requirements relating to our clinical programs and registrational plans, such requirements including, but not limited to, clinical and safety requirements, as well as manufacturing and control requirements; risks related to our accelerated FDA review designations; our ability to obtain and maintain intellectual property rights relating to our product pipeline; and the acceptance by the market of our product candidates and their potential reimbursement by payors, if approved.

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

PART I. FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except share and per share information)

	June 30,	December 31,
	2024	2023
ASSETS

Current Assets
Cash and cash equivalents	$228,678	$114,888
Restricted cash	74	—
Trade accounts receivable	31,604	151
Short-term investments	183,864	164,979
Inventory	27,854	10,372
Prepaid expenses and other assets	10,183	17,458
Total Current Assets	482,257	307,848

Property and equipment, net	110,960	114,030
Intangible assets, net	295,299	229,258
Operating lease right-of-use assets	69,123	62,515
Restricted cash	6,356	66,430
Long-term assets	327	270
Total Assets	$964,322	$780,351

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$20,416	$33,123
Accrued expenses	61,787	69,406
Operating lease liabilities	11,436	7,777
Total Current Liabilities	93,639	110,306

Non-Current Liabilities
Operating lease liabilities – non-current	69,246	67,085
Deferred tax liabilities	31,897	17,347
Long-term note payable	1,000	1,000
Total Non-Current Liabilities	102,143	85,432
Total Liabilities	195,782	195,738

Commitments and contingencies

Stockholders’ Equity
Series A Convertible Preferred stock, $0.001 par value; 17,000 shares designated, 194 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Series B Convertible Preferred stock, $0.001 par value; 11,500,000 shares designated, 2,842,158 shares issued and outstanding as of June 30, 2024 and December 31, 2023	3	3
Common stock, $0.000041666 par value; 500,000,000 shares authorized, 297,305,999 and 256,135,715 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	12	11
Accumulated other comprehensive loss	526	2,526
Additional paid-in capital	2,990,451	2,594,448
Accumulated deficit	(2,222,452)	(2,012,375)
Total Stockholders’ Equity	768,540	584,613
Total Liabilities and Stockholders’ Equity	$964,322	$780,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited; in thousands, except per share information)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue
Product revenue	$31,106	$238	$31,821	$238
Total revenue	31,106	238	31,821	238

Costs and expenses
Cost of sales	$31,368	$2,050	$38,629	2,050
Research and development	62,084	86,347	141,867	$169,081
Selling, general and administrative	39,568	21,927	70,961	50,049
Total costs and expenses	133,020	110,324	251,457	221,180
Loss from operations	(101,914)	(110,086)	(219,636)	(220,942)
Other income
Interest income, net	3,355	3,081	6,693	6,567
Net Loss before income taxes	$(98,559)	$(107,005)	$(212,943)	$(214,375)
Income tax benefit	1,458	477	2,866	477
Net Loss	$(97,101)	$(106,528)	$(210,077)	$(213,898)
Net Loss Per Share of Common Stock, Basic and Diluted	$(0.34)	$(0.47)	$(0.76)	$(0.98)
Weighted Average Shares of Common Stock Outstanding, Basic and Diluted	284,817	224,481	275,518	219,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Loss	$(97,101)	$(106,528)	$(210,077)	$(213,898)
Other comprehensive loss:
Unrealized (loss)/gain on investments	20	118	(49)	894
Foreign currency translation adjustment	390	333	(1,951)	333
Comprehensive Loss	$(96,691)	$(106,077)	$(212,077)	$(212,671)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended June 30, 2024 and 2023

(unaudited; in thousands, except share information)

	Series A		Series B
	Convertible		Convertible				Additional	Accumulated other		Total
	Preferred Sock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - March 31, 2024	194	$—	2,842,158	$3	279,756,339	$12	$2,805,244	$116	$(2,125,351)	$680,024
Stock-based compensation expense	—	—	—	—	—	—	31,830	—	—	31,830
Common stock issued upon purchase of employee stock purchase plan	—	—	—	—	294,222	—	1,562	—	—	1,562
Vesting of restricted shares issued for services	—	—	—	—	289,588	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(101,140)	—	(1,001)	—	—	(1,001)
Common stock issued upon exercise of stock options	—	—	—	—	49,498	—	390	—	—	390
Common stock sold in public and/or at the market offering, net of offering costs					17,017,492	—	152,426			152,426
Unrealized gain on investments	—	—	—	—	—	—	—	20	—	20
Foreign currency cumulative translation adjustment					—	—		390		390
Net loss	—	—	—	—	—	—	—	—	(97,101)	(97,101)
Balance - June 30, 2024	194	$—	2,842,158	$3	297,305,999	$12	$2,990,451	$526	$(2,222,452)	$768,540

Balance - March 31, 2023	194	$—	2,842,158	$3	224,358,979	$9	$2,342,703	$(126)	$(1,675,708)	$666,881
Stock-based compensation expense	—	—	—	—	—	—	16,740	—	—	16,740
Common stock issued upon purchase of employee stock purchase plan	—	—	—	—	226,196	—	1,271	—	—	1,271
Vesting of restricted shares issued for services	—	—	—	—	147,364	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(51,965)	—	(301)	—	—	(301)
Common stock issued upon exercise of stock options	—	—	—	—	7,860	—	55	—	—	55
Unrealized gain on investments	—	—	—	—	—	—	—	118	—	118
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	333	—	333
Net loss	—	—	—	—	—	—	—	—	(106,528)	(106,528)
Balance - June 30, 2023	194	$—	2,842,158	$3	224,688,434	$9	$2,360,468	$325	$(1,782,236)	$578,569

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2024 and 2023

(unaudited; in thousands, except share information)

	Series A		Series B
	Convertible		Convertible				Additional	Accumulated other		Total
	Preferred Sock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance - December 31, 2023	194	$—	2,842,158	$3	256,135,715	$11	$2,594,448	$2,526	$(2,012,375)	$584,613
Stock-based compensation expense	—	—	—	—	—	—	49,603	—	—	49,603
Common stock issued upon purchase of employee stock purchase plan	—	—	—	—	294,222	—	1,562	—	—	1,562
Vesting of restricted shares issued for services	—	—	—	—	1,169,830	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(416,511)	—	(5,701)	—	—	(5,701)
Common stock sold in public and/or at the market offering, net of offering costs					40,031,492	1	349,785			349,786
Common stock issued upon exercise of stock options	—	—	—	—	91,251	—	754	—	—	754
Unrealized loss on investments	—	—	—	—	—	—	—	(49)	—	(49)
Foreign currency cumulative adjustments	—	—	—	—	—	—	—	(1,951)	—	(1,951)
Net loss	—	—	—	—	—	—	—	—	(210,077)	(210,077)
Balance - June 30, 2024	194	$—	2,842,158	$3	297,305,999	$12	$2,990,451	$526	$(2,222,452)	$768,540

Balance - December 31, 2022	194	$—	2,842,158	$3	187,812,072	$8	$2,068,867	$(902)	$(1,568,338)	$499,638
Stock-based compensation expense	—	—	—	—	—	—	32,405	—	—	32,405
Vesting of restricted shares issued for services	—	—	—	—	917,621	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(355,541)	—	(2,230)	—	—	(2,230)
Common stock issued upon purchase of employee stock purchase plan	—	—	—	—	226,196	—	1,271	—	—	1,271
Common stock issued upon exercise of stock options	—	—	—	—	7,860	—	55	—	—	55
Common stock sold in public offering, net of offering costs	—	—	—	—	36,080,226	1	260,100	—	—	260,101
Unrealized loss on investments	—	—	—	—	—	—	—	894	—	894
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	333	—	333
Net loss	—	—	—	—	—	—	—	—	(213,898)	(213,898)
Balance - June 30, 2023	194	$—	2,842,158	$3	224,688,434	$9	$2,360,468	$325	$(1,782,236)	$578,569

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(210,077)	$(213,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	47,644	32,405
Unrealized foreign exchange gains	(86)	(181)
Amortization of intangible assets	10,119	1,933
Amortization of right of use asset	4,689	5,910
Depreciation and amortization of property and equipment	5,963	5,695
Deferred tax benefit	(2,866)	(477)
Accretion of discounts and premiums on investments	(4,834)	(855)
Changes in assets and liabilities:
Prepaid expenses, other assets and long-term assets	5,677	(7,065)
Trade accounts receivable	(31,453)	(33)
Inventory	(15,594)	(9,549)
Operating lease liabilities	(5,478)	(5,261)
Accounts payable	(16,205)	3,171
Accrued expenses and other liabilities	(8,207)	(5,562)
Net cash used in operating activities	(220,708)	(193,767)

Cash Flows from Investing Activities
Maturities of investments	202,000	226,633
Purchase of investments	(216,101)	(5,323)
Cash paid for acquisition, net of cash acquired	(52,573)	(209,509)
Purchase of property and equipment	(4,613)	(15,184)
Net cash used in investing activities	(71,287)	(3,383)

Cash Flows from Financing Activities
Tax payments related to shares withheld for vested restricted stock units	(5,701)	(2,230)
Proceeds from the issuance of common stock under employee stock purchase plan	1,562	1,271
Proceeds from the issuance of common stock upon exercise of options	754	55
Proceeds from the issuance of common stock, net	349,786	260,101
Net cash provided by financing activities	346,401	259,197
Effect of foreign exchange rate changes	(616)	(3,768)
Net increase in cash, cash equivalents and restricted cash	53,790	58,279
Cash, Cash Equivalents and Restricted Cash Beginning of Period	181,318	238,161
Cash, Cash Equivalents and Restricted Cash End of Period	$235,108	$296,440

Supplemental disclosure of non-cash investing and financing activities:
Fair value of net assets acquired	$—	$222,637
Net unrealized (loss) /gain on investments	(49)	894
Acquisition of property and equipment included in accounts payable and accrued expenses	2,342	3,813
Intangible asset and deferred tax liability arising from contingent consideration	23,495	—
Accrued capitalized acquisition costs	—	3,440
Lease liabilities arising from obtaining right-of-use asset from new leases	—	177
Lease liabilities arising from obtaining right-of-use asset from lease modifications	11,297	349

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. GENERAL ORGANIZATION, BUSINESS AND LIQUIDITY

General Organization and Business

Iovance Biotherapeutics, Inc. (the “Company”) is a commercial-stage biopharmaceutical company pioneering a transformational approach to treating cancer by harnessing the human immune system’s ability to recognize and destroy diverse cancer cells using therapies personalized for each patient. The Company’s mission is to be the global leader in innovating, developing and delivering tumor infiltrating lymphocyte (“TIL”) cell therapies for patients with solid tumor cancers. The Company is executing the U.S. launch of Amtagvi™ (lifileucel), the first product within its autologous TIL cell therapy platform, and Proleukin® (aldesleukin), an interleukin-2 (“IL-2”) product used in the Amtagvi™ treatment regimen. Amtagvi™ is the first and the only one-time, individualized T cell therapy to receive U.S. Food and Drug Administration (“FDA”) approval for a solid tumor cancer. Amtagvi™ is a tumor-derived autologous T cell immunotherapy indicated for the treatment of adult patients with unresectable or metastatic melanoma previously treated with a PD-1 blocking antibody, and if BRAF V600 mutation positive, a BRAF inhibitor with or without a MEK inhibitor. This indication was approved under accelerated approval based on overall response rate (“ORR”). Continued approval for this indication may be contingent upon verification and description of clinical benefit in future confirmatory trials. Amtagvi™ and Proleukin® are part of a treatment regimen that includes lymphodepletion.

In addition to the U.S., the Company plans to launch Amtagvi™ into additional markets with a high prevalence of advanced melanoma, including the European Union, United Kingdom, Canada, and Australia. In June 2024, we announced that the Company submitted a marketing authorization application to the European Medicines Agency for lifileucel. If approved, lifileucel will be the first and only approved therapy in this treatment setting in all European Union member states. Across the U.S. and other targeted global markets, Amtagvi™ has the potential to address more than 20,000 previously treated advanced melanoma patients annually.

The Company was founded to build upon the promise of TIL cell therapy that was previously demonstrated in single-center clinical trials at academic research centers, including the National Cancer Institute (“NCI”). The Company’s multi-center trials, novel TIL products, manufacturing processes, facilities, and bioanalytical platforms have transformed TIL cell therapy into a commercially viable treatment which many thousands of patients with cancer can access.

The Company manufactures Amtagvi™ and its investigational TIL cell therapies using a centralized, scalable and proprietary 22-day manufacturing process which rejuvenates and multiplies polyclonal T cells unique to each patient into the billions and yields a cryopreserved, individualized therapy.

The Company’s development pipeline includes multicenter trials of TIL cell therapies in additional treatment settings for solid tumor cancers. The Company is investigating TIL monotherapies for patients with later stage disease who were previously treated with standard of care therapies and TIL combinations with standard of care therapies to potentially improve outcomes in patients who are earlier in their disease. The Company is conducting two ongoing registrational trials to support a supplementary BLA (“sBLA”), of its TIL cell therapies in frontline advanced melanoma and in advanced non-small cell lung cancer (“NSCLC”) following standard of care chemo-immunotherapy. The Company is also developing next generation therapies, such as genetically modified TIL cell therapy and next generation cytokines.

Basis of Presentation of Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company for the six months ended June 30, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company's financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2024 or for any other period. The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2024. These interim financial statements should be read in conjunction with that report. Certain prior period amounts reported in the

Company’s condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period presentation.

Liquidity

As of June 30, 2024, the Company had $419.0 million in cash, cash equivalents, short term-investments, and restricted cash ($228.7 million of cash and cash equivalents, $183.9 million in short-term investments, and $6.4 million in restricted cash). The Company has recently launched its first internally developed commercial product and continues to be engaged in the development of therapeutics to fight cancer, specifically solid tumors. With the recent approval of the BLA, the Company began to generate revenue from the sale of its product Amtagvi™ in the second quarter of 2024. Furthermore, following the acquisition of the worldwide rights to Proleukin® (as discussed below in Note 4 - Proleukin® Acquisition) in the second quarter of 2023, the Company began to generate revenue from the sales of Proleukin®. However, such revenues for Amtagvi™ and Proleukin® may not be material enough to generate positive operational cash flows during the 12 months from the date the condensed consolidated financial statements are issued and this Form 10-Q is filed. The Company has incurred a net loss of $210.1 million for the six months ended June 30, 2024 and used $220.7 million of cash in its operating activities during the six months ended June 30, 2024.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents, and Investments

The Company’s cash and cash equivalents include short-term investments with original maturities of up to six months or less when purchased. The Company's investments are classified as “available-for-sale.” The Company includes these investments in current assets or non-current assets in the condensed consolidated balance sheets based on the length of maturity from the reporting date and carries them at fair value. Unrealized gains and losses on available-for-sale securities are recorded in the condensed consolidated statements of comprehensive loss. Impairment losses related to credit losses (if any) are recorded as an allowance for credit losses with an offsetting entry to Interest income, net. No impairment losses related to credit losses were recognized for the six months ended June 30, 2024 and 2023. The cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in Interest income, net in the condensed consolidated statements of operations. Gains and losses on securities sold are recorded based on the specific identification method and are included in Interest income, net in the condensed consolidated statements of operations. The Company has not incurred any realized gains or losses from sales of securities to date. The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities and commercial paper, and places restrictions on maturities and concentration by type and issuer, except for securities issued by the U.S. government.

Restricted Cash

As of June 30, 2024 and December 31, 2023, restricted cash totaled $6.4 million and $66.4 million, respectively. These amounts have been classified as either current or non-current assets in the Company’s condensed consolidated balance sheet based on the maturity date of the underlying letter of credit agreement.

The Company maintains a required minimum balance in a segregated bank account in connection with its letters of credit for which amounts are restricted as to their use by the Company. As of June 30, 2024, the Company’s letters of credit were primarily comprised of a letter of credit for the benefit of the landlord for the Iovance Cell Therapy Center (the “iCTC”) used as a security deposit for the lease in the amount of $5.45 million and a letter of credit for $0.6 million for the benefit of the landlord for the Company’s current headquarters’ lease (See Note 12 - Leases). The letter of credit for $5.45 million originally expired on May 28, 2020, however, it automatically extends for additional one-year periods, without written agreement, to May 28 in each succeeding calendar year, through at least 60 days after the lease expiration date. Further, on the expiration of the seventh year of the lease, and each anniversary date thereafter, the letter of credit may be decreased by $1.0 million, with a minimum security deposit of $1.5 million maintained through the end of the lease term. The letter of credit with the landlord for the Company’s current headquarters’ lease expires on February 1, 2032, however, it will be automatically extended, without written agreement, for one-year periods to February in each succeeding calendar year.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash, reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30,
	2024	2023
Cash and cash equivalents	$228,678	$230,010
Restricted cash (current and long-term)	6,430	66,430
Total cash, cash equivalents and restricted cash	$235,108	$296,440

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

Deferred tax liabilities arising from basis differences in assets acquired are calculated using the simultaneous equations method under ASC Topic 740, Income Taxes (“ASC 740”), and based on the effective tax rate. The resulting deferred tax liability is recorded in the condensed consolidated balance sheet as of June 30, 2024.

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

Upon the February 2024 approval of Amtagvi™, the Company began capitalizing inventory and manufacturing costs for the commercial manufacturing of Amtagvi™.  Additionally, inventory that initially qualifies for capitalization but that may ultimately be used for the production of clinical drug product or utilized in research and development programs is expensed as research and development expense when it has been designated for the manufacture of clinical drug product or use in research and development activities.

Proleukin® inventories presented in the condensed consolidated balance sheet as of June 30, 2024 include a step-up of the fair value of inventories as a result of the acquisition of the worldwide rights to Proleukin®.

The Company periodically reviews inventory for excess and obsolescence, considering factors such as its most recent sales forecast compared to quantities on hand and the expiration date of the product and materials. The Company writes-down its inventory that is obsolete or otherwise unmarketable to its estimated net realizable value in the period in which the impairment is first identified. Any such adjustments are included as a component of cost of sales within the Company’s condensed consolidated statements of operations.

Cost of sales includes inventory and period costs related to overhead and manufacturing costs of AmtagviTM during the period from approval through June 30, 2024, as well as the cost of inventories and other costs that are directly associated with the purchase and sales of Proleukin®. In addition, cost of sales in the Company’s condensed consolidated statements of operations includes royalties payable on sales of its products, as well as amortization expense for the fair value step-up of acquired Proleukin® inventory, the acquired intangible asset related to developed technology, and the intellectual property license intangible assets.

Trade Accounts Receivable

Trade accounts receivable are recorded net of allowances for product returns and estimated credit losses. The estimate of allowance for credit losses considers factors, including existing contractual payment and the aging of receivable from its customers. To date, the Company has determined that an allowance for credit losses is not required.

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

The Company reviews intangible assets for impairment at least annually and whenever events or changes in circumstances have occurred which could indicate that the carrying value of the assets are not recoverable. If such indicators are present, the Company assesses the recoverability of affected assets by determining if the carrying value of the assets is less than the sum of the undiscounted future cash flows of the assets. If the assets are found to not be recoverable, the Company measures the amount of impairment by comparing the carrying value of the assets to their fair values. The Company determined that no indicators of impairment existed as of June 30, 2024.

Leases

The Company determines if an arrangement includes a lease at inception and thereafter, if modified. Operating leases are included in its condensed consolidated balance sheets as operating lease right-of-use assets and operating lease liabilities as of June 30, 2024 and December 31, 2023. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date or modification date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses an estimated incremental borrowing rate that is applicable to the Company based on the information available at the later of the lease commencement or modification date.

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

Revenue Recognition

The Company recognizes revenue from product sales in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price using the most likely method based on historical experience, as well as applicable information currently available.

In the U.S., products are sold principally to hospitals and clinics, as well as distributors and wholesalers, and outside of the U.S. to hospitals and clinics. Contractual performance obligations are usually limited to transfer of control of the product to the customer. In the case of Amtagvi™, revenue is recognized upon infusion while for Proleukin®, transfer of control occurs either upon shipment or upon receipt of the product after considering when the customer obtains legal title to the product. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring its products and is generally based on a list of fixed prices less allowances for chargebacks, product returns, rebates and discounts. The Company’s payment terms to customers range from 45 to 105 days; payment terms differ by customer and by product.

Revenue is reduced at the time of recognition for expected chargebacks, discounts, rebates, and sales allowances, collectively referred to as gross to net adjustments (“GTN adjustments”). In the U.S., these GTN adjustments are attributable to various commercial arrangements and government programs. In addition, non-U.S. government programs include different pricing schemes such as cost caps and volume discounts. Cash discounts are recorded as a reduction to receivables and settled through the issuance of credits, typically within one month. All other GTN adjustments are recorded as a liability and settled through cash payments to the customer.

Significant judgment is required in estimating GTN adjustments considering legal interpretations of applicable laws and regulations, historical experience, payer channel mix, current contract prices under applicable programs, processing time lags and inventory levels in the distribution channel.

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

Diluted net loss per share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding and the dilutive common stock equivalent outstanding during the period. The Company’s potentially dilutive common stock equivalent shares, which include incremental common shares issuable upon (i) the exercise of outstanding stock options, (ii) vesting of restricted stock units, (iii) shares issued as a result of purchases though the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), and (iv) conversion of preferred stock, are only included in the calculation of diluted net loss per share when their effect is dilutive.

As of June 30, 2024 and 2023, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive:

	June 30,
	2024	2023
Stock options	18,880,137	19,438,306
Restricted stock units	11,838,116	4,153,569
Employee Stock Purchase Plan	250,400	225,110
Series A Convertible Preferred Stock*	97,000	97,000
Series B Convertible Preferred Stock*	2,842,158	2,842,158
	33,907,811	26,756,143

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

Foreign Currency Translation

The condensed consolidated financial statements are presented in U.S. dollars, which is the Company’s reporting currency. The assets and liabilities of the Company’s subsidiaries whose functional currencies are not in U.S. dollars are translated into U.S. dollars at the related period-end exchange rate. The U.S. dollar effects that arise from translation of net assets of these subsidiaries at changing rates are recognized in accumulated other comprehensive loss in the condensed consolidated balance sheets. The subsidiaries’ net loss is translated into U.S. dollars by using the average exchange rate for the applicable period.

Segment Reporting

The Company operates in one segment, focused on innovating, developing and commercializing therapies using autologous TIL for the treatment of metastatic melanoma and other solid tumor cancers.

NOTE 3. CASH EQUIVALENTS AND INVESTMENTS

The amortized cost and fair value of cash equivalents and investments as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of June 30, 2024	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$183,875	$—	$(11)	$183,864
Money market funds	61,883	—	—	61,883
Total investments	$245,758	$—	$(11)	$245,747

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2023	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$164,940	$39	$—	$164,979
Money market funds	34,053	—	—	34,053
Total investments	$198,993	$39	$—	$199,032

The fair value of cash equivalents and investments as of June 30, 2024 and December 31, 2023, are classified as follows in the Company’s condensed consolidated balance sheets (in thousands):

	June 30,	December 31,
Classified as:	2024	2023
Cash equivalents	$61,883	$34,053
Short-term investments	183,864	164,979
Total investments	$245,747	$199,032

Cash equivalents in the tables above exclude cash demand deposits of $166.8 million and $80.8 million as of June 30, 2024 and December 31, 2023, respectively. Unrealized gains and losses are included in accumulated other comprehensive loss, and as of June 30, 2024 and December 31, 2023, no unrealized losses on available-for-sale securities have resulted from credit risk. All available-for-sale securities held as of June 30, 2024 and December 31, 2023, had contractual maturities of less than one year. No significant available-for-sale securities held as of the periods presented have been in a continuous unrealized loss position for more than 12 months. To date, the Company has not recorded any impairment charges on its investments.

Recurring Fair Value Measurements

As of June 30, 2024, and December 31, 2023, the fair value of the Company’s financial assets that are measured at fair value on a recurring basis, which consist of cash equivalents and short-term and long-term investments classified as available-for-sale securities, are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of June 30, 2024
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$183,864	$—	$—	$183,864
Money market funds	61,883	—	—	61,883
Total investments	$245,747	$—	$—	$245,747

	Assets at Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$164,979	$—	$—	$164,979
Money market funds	34,053	—	—	34,053
Total	$199,032	$—	$—	$199,032

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

The $222.7 million of total cost of the Acquisition consisted of (i) a $210.2 million of cash payment to Clinigen and (ii) $12.5 million of direct transaction costs incurred by the Company. The Option Agreement additionally provides for contingent cash payments consisting of (i) a milestone payment of £41.7 million, or $52.6 million, upon first approval of lifileucel in advanced melanoma, (ii) deferred consideration based on double digit rates on global net sales (as defined in the Option Agreement) payable from the Company to the sellers following the completion of the Acquisition over a deferred consideration term of twelve years, and (iii) after the deferred consideration term, earnout payments payable from the Company to sellers following the completion of the transaction if deferred consideration payments are equal or greater than the deferred consideration amount provided for in the Option Agreement. These contingent payments were determined to be within the scope of ASC 450 and will be recognized when they are both probable and estimable. During the first quarter of 2024, the Company made the required milestone payment of $52.6 million (£41.7 million) upon the approval of our BLA of Amtagvi™, which was capitalized as an intangible asset and is being amortized over the remaining useful life of such asset. Additionally, $17.5 million (£13.9 million) was added to the carrying value of the acquired developed technology intangible asset, which reflects the deferred tax liability recognized on the temporary differences related to the book and tax basis of the acquired intangible assets. The recognition criteria have not been met for the remaining contingent consideration targets as of the acquisition date or as of June 30, 2024.

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

NOTE 5. INTANGIBLE ASSETS, NET

The gross carrying amounts and net book value of intangible assets as of June 30, 2024 and December 31, 2023, are as follows (in thousands):

	June 30,	December 31,
	2024	2023
Developed technology	$307,213	$238,612
Assembled workforce	648	652
Intellectual property license	7,500	-
Total intangible assets	$315,361	$239,264
Less: accumulated amortization	(20,062)	(10,006)
Intangible assets, net	$295,299	$229,258

The Company recognized amortization expense of $5.5 million and $10.1 million during the three and six months ended June 30, 2024 and $1.9 million for each of the same periods ended June 30, 2023. Amortization expense for the developed technology and the intellectual property license intangible assets is recorded in cost of sales, and amortization expense for the assembled workforce is recorded in selling, general and administrative expense in the condensed consolidated statement of operations for the three and six months ended June 30, 2024.

The total estimated amortization of the Company’s intangible assets for the remaining six months ending December 31, 2024, and the years ending December 31, 2025, 2026, 2027, and 2028 are $10.8 million, $21.7 million, $21.6 million, $21.5 million, and $21.5 million, respectively.

NOTE 6. INVENTORY

As of June 30, 2024 and December 31, 2023, inventory consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials	$12,980	$—
Work in process	6,062	5,749
Finished goods	8,812	4,623
Total inventory	$27,854	$10,372

NOTE 7. REVENUE

Net product revenue for the periods presented represents sales of Amtagvi™ and Proleukin® as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Amtagvi™	$12,819	$—	$12,819	$—
Proleukin®	18,287	238	19,002	238
Total net product revenue	$31,106	$238	$31,821	$238

Revenue from Proleukin® in the U.S. was primarily related to sales made to specialty distributors and authorized treatment centers in the U.S. market to support the launch of Amtagvi™.

Revenue from product sales was recorded net of GTN adjustments. The following table summarizes GTN adjustments for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Gross product sales	$32,633	$238	$33,352	$238
GTN Adjustments:
Government rebates and chargebacks	(51)	—	(51)	—
Wholesaler fees and cash discounts	(931)	—	(935)	—
Other rebates, returns, discounts and adjustments	(545)	—	(545)	—
Total GTN Adjustments	(1,527)	—	(1,531)	—
Net product sales	$31,106	$238	$31,821	$238

Consolidated net product revenue by geographic area for the periods presented is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
United States	$30,034	$—	$30,034	$—
Rest of world	1,072	238	1,787	238
Net revenue	$31,106	$238	$31,821	$238

Net product revenue in the U.S. is comprised of Amtagvi™ revenue, as well as Proleukin®, sales to support the ongoing commercial launch of Amtagvi™. International net product revenue is comprised of sales of Proleukin® into markets outside of the U.S.

The following table summarizes the amount and percentage of gross revenue attributable to customers that represented more than 10% of the Company’s gross revenue and all other customers as a group for the three and six months ended June 30, 2024 (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30, 2024		June 30, 2024
	$	%	$	%
Customer A	$12,213	37%	$12,213	37%
Customer B	4,441	14%	4,441	13%
Other Customers	15,979	49%	16,698	50%
Gross Revenue	$32,633	100%	$33,352	100%
GTN adjustments	(1,527)		(1,531)
Net revenue	$31,106		$31,821

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Leasehold improvements	$76,847	$76,804
Lab, process, and validation equipment	23,234	23,131
Utility equipment	5,990	5,990
Office furniture and equipment	3,297	3,297
Computer software	8,512	7,772
Computer equipment	595	542
Machinery and equipment	363	306
Construction in progress	25,998	24,101
Total property and equipment, cost	$144,836	$141,943
Less: Accumulated depreciation and amortization	(33,876)	(27,913)
Property and equipment, net	$110,960	$114,030

Depreciation and amortization expense for the three months ended June 30, 2024 and 2023, was $3.0 million and $2.9 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2024 and 2023, was $6.0 million and $5.7 million, respectively.

NOTE 9. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued payroll and employee related expenses	$24,977	$34,814
Clinical related	9,391	10,911
Manufacturing related	9,479	10,893
Facilities related	1,689	2,437
Legal and related services	2,999	1,610
Inventory and distribution related	9,561	2,148
Other accrued expenses	3,691	6,593
Total accrued expenses	$61,787	$69,406

NOTE 10. STOCKHOLDERS’ EQUITY

Common Stock

The Company’s certificate of incorporation, as amended, authorizes the issuance of up to 500,000,000 shares of the Company’s common stock, par value $0.000041666. As of June 30, 2024, 297,305,999 shares of the Company’s common stock were issued and outstanding.

Public Offering

On February 22, 2024, the Company closed an underwritten public offering of 23,014,000 shares of its common stock at a public offering price of $9.15 per share, before underwriting discounts and commissions. The total net proceeds to the Company from the offering were $197.4 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.

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

Pursuant to the 2023 Sale Agreement, Jefferies may sell Common Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended. Jefferies will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the Common Shares of common stock from time to time, based upon instructions from the Company (including any price or size limits or other customary parameters or conditions the Company may impose). The Company will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any Common Shares sold through Jefferies under the 2023 Sale Agreement.

The Company is not obligated to make any sales of Common Shares under the 2023 Sale Agreement. The offering of Common Shares pursuant to the 2023 Sale Agreement will terminate upon the earlier to occur of (i) the issuance and sale, through Jefferies, of all Common Shares subject to the 2023 Sale Agreement and (ii) termination of the 2023 Sale Agreement in accordance with its terms.

During the three and six months ended June 30, 2024, the Company raised approximately $152.4 million in net proceeds, after offering costs, through the sale of 17,017,492 shares of common stock pursuant to the 2023 Sale Agreement at a weighted average price per share of $8.41. During the same period in 2023, the Company received $260.1 million in net proceeds, after offering costs, through the sale of 36,080,226 shares of common stock pursuant to the 2022 Sale Agreement at a weighted average price per share of $7.35. No sales were made pursuant to the 2023 Sale Agreement during the three months ended June 30, 2023.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock. As of June 30, 2024, 17,000 shares were designated as Series A Convertible Preferred Stock and 11,500,000 shares were designated as Series B Convertible Preferred Stock.

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

During the six months ended June 30, 2024 and 2023, no shares of Series A Convertible Preferred Stock were converted into shares of common stock. As of June 30, 2024 and December 31, 2023, 194 shares of Series A Convertible Preferred Stock (that are convertible into 97,000 shares of common stock) remained outstanding.

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

During the six months ended June 30, 2024 and 2023, no shares of Series B Convertible Preferred Stock were converted into shares of common stock. As of June 30, 2024 and December 31, 2023, 2,842,158 shares of Series B Preferred Stock (that are convertible into 2,842,158 shares of common stock) remained outstanding.

Equity Incentive Plans

The Company has multiple equity incentive plans under which it grants awards.

As of June 11, 2024, the Company’s stockholders approved the termination of the 2014 Equity Incentive Plan (the “2014 Plan”). In addition, the Company’s stockholders approved the recapture by the 2018 Equity Incentive Plan (the “2018 Plan”) of awards granted under the 2014 Plan that expire, terminate, or are cancelled or forfeited without being settled, vested, or exercised after the stockholders approval.

On April 22, 2018, the Company’s Board of Directors (the “Board”) adopted the 2018 Plan, which was approved by the Company’s stockholders in June 2018. The 2018 Plan as approved initially authorized the issuance up to an aggregate of 6,000,000 shares of the Company’s common stock in the form of incentive (qualified) stock options, non-qualified options, common stock, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards or any combination of the foregoing. On June 8, 2020, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 6,000,000 to 14,000,000 shares, which became effective immediately. Additionally on June 10, 2022, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 14,000,000 to 20,700,000, which became effective immediately. On June 6, 2023, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 20,700,000 to 29,700,000, which became effective immediately. On June 11, 2024, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 29,700,000 to 36,700,000 and permit share recapture from the 2014 Plan, which amendment became effective immediately. As of June 30, 2024, 7,730,108 shares of the Company’s common stock were available for grant under the 2018 Plan, excluding shares recaptured from the 2014 Plan, of which there were none as of June 30, 2024.

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

The Board initially reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the 2021 Inducement Plan, and the 2021 Inducement Plan is administered by the Compensation Committee. On January 12, 2022, the Compensation Committee approved an amendment to the 2021 Inducement Plan solely to increase the number of shares reserved for issuance under the 2021 Inducement Plan from 1,000,000 to 1,750,000 shares of the Company’s common stock without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.

The Compensation Committee approved additional amendments to the 2021 Inducement Plan solely to increase the number of shares reserved for issuance under the 2021 Inducement Plan from 1,750,000 to 2,250,000 shares of the Company’s common stock on March 13, 2023 and from 2,250,000 to 2,750,000 shares of the Company’s common stock on February 26, 2024 without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, equity awards under the 2021 Inducement Plan may only be made to an employee if such employee is granted such equity awards in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. In addition, awards under the 2021 Inducement Plan may only be made to employees who have not previously been an employee or member of the Board (or any parent or subsidiary of the Company) or following a bona fide period of non-employment of the employee by the Company (or a parent or subsidiary of the Company). As of June 30, 2024, 326,653 shares of the Company’s common stock were available for grant under the Inducement Plan.

Stock Options

A summary of the status of stock options as of June 30, 2024 and the changes during the six months ended June 30, 2024 is presented in the following table:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contract	Value
	Options	Price	Life (Years)	( in thousands)
Outstanding at December 31, 2023	18,899,849	$18.57		$
Issued	610,415	10.33
Exercised	(91,251)	8.27
Expired/Cancelled	(538,876)	22.94
Outstanding at June 30, 2024	18,880,137	$18.23	6.32	$6,230
Ending vested and expected to vest at June 30, 2024	18,880,137	$18.23	6.32	$6,230
Options exercisable at June 30, 2024	14,302,781	$21.25	5.57	$2,786

As of June 30, 2024, there was $24.1 million of total unrecognized compensation expense related to unvested employee stock options. The unrecognized compensation expense is estimated to be recognized over a period of 1.65 years as of June 30, 2024. The weighted average grant date fair value for employee options granted under the Company’s stock option plans during the six months ended June 30, 2024 was $7.39 per option.

The aggregate intrinsic value in the table above reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended June 30, 2024 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2024. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

Employee Stock Purchase Plan

In June 2020, the Company adopted the 2020 ESPP upon its approval by the Company’s shareholders at its Annual Stockholders Meeting on June 8, 2020. The Company reserved 500,000 shares of its common stock for issuance under the 2020 ESPP. On June 6, 2023, the Company's stockholders approved an amendment to the 2020 ESPP to increase the number of shares reserved for issuance under the 2020 ESPP from 500,000 to 1,400,000 shares of the Company’s common stock, which became effective immediately. On June 11, 2024, the Company's stockholders approved an amendment to the 2020 ESPP, to increase the number of shares reserved for issuance under the 2020 ESPP from 1,400,000 to 1,900,000 shares of the Company’s common stock, which amendment became effective immediately.

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

The compensation expense related to the 2020 ESPP for the three and six months ended June 30, 2024 was $0.3 million and $0.7 million, respectively, The compensation expense related to the 2020 ESPP for the three and six months ended June 30, 2023 was $0.3 million and $0.6 million, respectively. As of June 30, 2024, there was $0.8 million of unrecognized compensation cost associated with the 2020 ESPP, which is expected to be recognized over the remaining 5.4 months.

Restricted Stock Units

A summary of the status of RSUs as of June 30, 2024 and the changes during the six months ended June 30, 2024 is presented in the following table:

		Weighted
	Number	Average
	of	Grant Date
	RSUs and PRSUs	Fair Value
Outstanding at December 31, 2023	3,453,901	$8.97
Granted	9,899,555	16.55
Vested/Released	(1,169,830)	9.33
Canceled/Forfeited	(345,510)	14.56
Outstanding at June 30, 2024	11,838,116	$15.11
Ending vested and expected to vest at June 30, 2024	11,838,116	$15.11

As of June 30, 2024, there was $140.7 million of unrecognized stock-based compensation expense associated with unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of 1.85 years. The aggregate intrinsic value of the unvested RSUs outstanding as of June 30, 2024 was $94.9 million.

Stock-Based Compensation

Total stock-based compensation expense related to all of the Company’s stock-based awards, which was recorded in total costs and expenses in the condensed consolidated statements of operations, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cost of sales	$2,297	$—	$2,297	$—
Research and development	13,107	9,390	22,022	18,249
Selling, general and administrative	15,062	7,350	23,325	14,156
Total stock-based compensation expense	$30,466	$16,740	$47,644	$32,405

The amount included in capitalized inventory for stock-based compensation expense for personnel engaged with manufacturing activities was $2.0 million as of June 30, 2024. No such cost was included in inventory as of December 31, 2023.

Total stock-based compensation expense by type of award was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Stock option expense	$5,267	$11,893	$11,030	$23,595
Restricted stock expense	24,876	4,543	35,943	8,203
ESPP expense	323	304	671	607
Total stock-based compensation expense	$30,466	$16,740	$47,644	$32,405

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

In July 2024, the NCI and the Company entered into a fourth amendment to the CRADA to extend its term by an additional five years to August 2029. The fourth amendment also includes collaboration on preclinical and clinical development of enhanced tumor reactive TIL products for the treatment of a broad range of common epithelial cancers.

Pursuant to the terms of the CRADA, as amended, the Company is required to make quarterly payments of $0.5 million to the NCI for support of research activities through the end of 2024. Commencing in 2025, the Company is required to make quarterly payments of $0.9 million to the NCI for support of research activities through the end of the CRADA’s term. To the extent the Company licenses patent rights relating to a TIL-based product candidate, the Company will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, the Company may be required to supply certain test articles, including TIL, grown and processed under Current Good Manufacturing Practice (“cGMP”) conditions, suitable for use in clinical trials. The extended CRADA has a three-year term expiring in August 2024. The Company or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. The Company recorded costs associated with the CRADA of $0.5 million for each of the three months ended June 30, 2024 and 2023, respectively, and $1.0 million for each of the six months ended June 30, 2024 and 2023, as research and development expenses.

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

The Second Amended and Restated Patent License Agreement requires the Company to pay royalties based on a percentage of net sales in jurisdictions where patent rights exist, which percentage can fall into a tier that may be less than one percent to mid-single digits depending upon certain events, including the exclusivity of the rights, and the Company expects lower overall royalty payments as a result. The Company also agreed to potential milestone payments on the achievement of certain clinical, regulatory, and commercial sales milestones for each of the indications and other direct costs incurred by the NIH pursuant to the Second Amended and Restated Patent License Agreement. The Company anticipates making additional payments that could range from several hundred thousand dollars to the mid-single-digit millions of dollars in conjunction with certain development milestones, the approval of a BLA or its foreign equivalent, or the first U.S. and foreign commercial sales of any of its product candidates covered by the Second Amended and Restated Patent License Agreement. The term of the Second Amended and Restated Patent License Agreement continues until the expiry of the last-to-expire patent rights licensed thereunder, and the agreement contains standard termination provisions. The Company has paid a $1.5 million milestone payment for an intellectual property license that was payable within 60 days of the approval of Amtagvi™. The Company has also accrued $6.0 million for an intellectual property license milestone payment that is payable within 60 days of the approval of the first commercial sale of Amtagvi™ in the U.S. in accordance with the requirements of the Second Amended and Restated Patent License Agreement. Both of the aforementioned milestone payments have been capitalized and recorded as intangible assets on the condensed consolidated balance sheet. During the three and six months ended June 30, 2024, the Company recorded $0.2 million and $0.3 million, respectively, as a component of cost of sales related to amortization of the milestone payments. No such expenses were recorded for the three and six months periods ended June 30, 2023.

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

H. Lee Moffitt Cancer Center

Research Collaboration and Clinical Grant Agreements with Moffitt

In June 2020, the Company entered into a Sponsored Research Agreement (the “Research Agreement”) with the H. Lee Moffitt Cancer Center (“Moffitt”), with a term that ends either upon completion of the research thereunder or on July 1, 2022, whichever is sooner. In June 2022, this agreement was extended until the later of December 19, 2022 or a mutually acceptable completion of the Research Agreement, which was expected in mid-2023. In August 2023, this agreement was extended until September 2023, at which point it expired. In December 2023, this agreement was extended until the later of November 30, 2024 or mutually agreed determination of the completion of the Research Agreement. The Company recorded research development costs of $0.1 million for each of the three and six months ended June 30, 2024 and $0.1 million and $0.2 million were recorded for the three and six months ended June 30, 2023.

In December 2016, the Company entered into a clinical grant agreement with Moffitt to support an ongoing clinical trial at Moffitt that combines TIL cell therapy with nivolumab for the treatment of patients with metastatic melanoma. In June 2017, the Company entered into a second clinical grant agreement with Moffitt to support a new clinical trial at Moffitt that combines TIL cell therapy with nivolumab for the treatment of patients with non-small cell lung cancer, under which the Company obtained a non-exclusive, royalty-free license to any new Moffitt inventions made in the performance of the agreement. Under both clinical grant agreements with Moffit, the Company has non-exclusive rights to clinical data arising from the respective clinical trials, which are now closed. No expense was recorded for the three and six months ended June 30, 2024 and 2023, in connection with the research collaboration and clinical grant agreements with Moffitt.

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

Pursuant to the First Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million which was recorded as research and development expense. A patent issuance fee will also be payable under the First Moffitt License, upon the issuance of the first U.S. patent covering the subject technology. In addition, the Company agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales (which percentage is in the low single digits) and sublicensing payments, as applicable, and annual minimum royalties beginning with the first sale of products based on the licensed technologies, which minimum royalties will be credited against the percentage royalty payments otherwise payable in that year. The Company will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the First Moffitt License related to the treatment of any cancers in the U.S., Europe, and Japan and in other countries designated by the Company in agreement with Moffitt. No expenses were recorded for the First Moffitt License for the three and six months ended June 30, 2024 and 2023.

The Company entered into a second license agreement with Moffitt effective as of May 7, 2018 (the “Second Moffitt License”), under which the Company received a license to Moffitt’s rights to patent-pending technologies related to the use of 4-1BB agonists in conjunction with TIL manufacturing processes and therapies. Pursuant to the Second Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million in 2018. An annual license maintenance fee is also payable commencing on the first anniversary of the effective date. The Company agreed to pay an annual commercial use payment for each indication for which a first sale has occurred, which in the aggregate amounts to up to $0.4 million a year. The Company recorded a de minimis amount for each of the three and six months ended June 30, 2024 and 2023 as research and development expenses in connection with this agreement.

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

The University of Texas M.D. Anderson Cancer Center

Strategic Alliance Agreement

On April 17, 2017, the Company entered into a Strategic Alliance Agreement (the “SAA”) with The University of Texas M.D. Anderson Cancer Center (“MDACC”), under which the Company and MDACC agreed to conduct clinical and preclinical research studies. The Company agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA, of which approximately $5.3 million has been funded cumulatively through June 30, 2024, and has been recorded as research and development expense. In return, the Company acquired all rights to inventions resulting from the studies and has been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of MDACC reasonably necessary to exploit, including the commercialization thereof. The Company has also been granted certain rights in clinical data generated by MDACC outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt by the Company of all deliverables due from MDACC thereunder. On March 28, 2024, the Company entered into the first amendment to the SAA, under which the Company and MDACC agreed to conduct additional preclinical research studies. The Company recorded a de minimis cost for the three months ended June 30, 2024 as a research and development cost and a benefit of $0.4 million for the six months ended June 30, 2024 as a result of finalization of the cost reconciliation. No expense was recorded for the three and six months ended June 30, 2023.

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

Second WuXi Manufacturing and Services Agreement

In October 2022, the Company’s subsidiary Iovance Biotherapeutics Manufacturing LLC entered into an additional three-year manufacturing and services agreement (the “Second WuXi MSA”) with WuXi and its parent company WuXi Apptec. Co, Ltd pursuant to which WuXi agreed to provide commercial and clinical manufacturing services and related testing services. Under the Second WuXi MSA, the Company entered into a statement of work for the two cGMP manufacturing suites to be operated by WuXi for the Company. Both suites are expected to be capable of being used for the commercial and clinical manufacture of the Company’s products. The Second WuXi MSA and its related statement of work will supersede the statements of work under the First WuXi MSA with respect to commercial and clinical manufacturing and the two manufacturing suites. Certain other statements of work for related services will also be covered by the Second WuXi MSA. The First WuXi MSA addressed development services provided by WuXi to the Company. Prior to regulatory approval, or if the Company experiences a material adverse event, the Company may unilaterally terminate the statement of work for commercial and clinical manufacturing under the Second WuXi MSA at any time by providing written notice of at least 120 days. Post regulatory approval, the Company may unilaterally terminate the statement of work for commercial and clinical manufacturing with written notice of 15 month in year 1 of the term, written notice of 9 months in year 2 of the term, and written notice of 6 months in year 3 of the term. If WuXi fails a pre-licensing inspection and does not address any related issues within 90 days of receipt of the FDA response letter, the Company may either terminate the statement of work for commercial and clinical manufacturing under the Second WuXi MSA immediately or shorten the term of this statement of work to

June 30, 2024. The Company recorded costs associated with agreements with WuXi of $3.8 million and $4.8 million for the three months ended June 30, 2024 and 2023, respectively, and $9.6 million and $8.7 million for the six months ended June 30, 2024 and 2023, respectively, as costs and expenses included in the condensed consolidated statement of operations or as inventory in the condensed consolidated balance sheets.

Cellectis S.A.

On December 31, 2019, the Company entered into a research collaboration and exclusive worldwide license agreement whereby the Company will license gene-editing technology from Cellectis S.A. (“Cellectis”), a clinical-stage biopharmaceutical company, to develop TIL cell therapies that have been genetically edited, including a PD-1 inactivated product that the Company refers to as IOV-4001. Financial terms of the license include annual license payments and development, regulatory and sales milestone payments from the Company to Cellectis, as well as royalty payments based on net sales of TALEN®-modified TIL products. The Company recorded costs associated with the license agreement with Cellectis of $0.1 million for each of the three months ended June 30, 2024 and 2023, respectively, and $0.2 million for each of the six months ended June 30, 2024 and 2023, respectively, as research and development expense.

Novartis Pharma AG and Related Entities

On January 9, 2020, the Company obtained a license from Novartis Pharma AG (“Novartis”) to develop and commercialize an antibody cytokine engrafted protein, which the Company refers to as IOV-3001. Under the agreement, the Company paid an upfront payment to Novartis and may pay future milestones related to initiation of patient dosing in various phases of clinical development for IOV-3001 and approval of the product in the U.S., EU and Japan. Novartis is also entitled to low-to-mid single digit percentage royalties from commercial sales of the product. The Company recorded costs associated with the license agreement from Novartis of $10.0 million as research and development expenses for the year ended December 31, 2020. No expenses were recorded for the three and six months ended June 30, 2024 and 2023.

On May 18, 2023, as part of the completion of the Acquisition, the Company inherited two historical asset purchase agreements, one historical master cell bank license and working cell bank transfer agreement and one historical license agreement from Clinigen with Novartis AG, Novartis Pharma AG and Novartis Vaccines and Diagnostics, Inc. pursuant to which, among other things, the Company may be required to make future milestone payments based on net sales (as defined in the relevant underlying agreements) in the United States and the rest of world, which includes any and all sales outside of the United States. The maximum amount of these milestone payments payable under these agreements is $30.0 million upon reaching several certain net sales amounts in the United States and $15.0 million upon reaching several certain net sales amounts in the rest of the world, of which 25% of each milestone payment will be reimbursed by Clinigen by deduction from the deferred consideration due under the Option Agreement in the period such milestone payment is made. To date, the net sales milestones have not been achieved, and, therefore, no payments were made under these agreements for either the three or six months ended June 30, 2024 and 2023.

Boehringer Ingelheim Biopharmaceuticals GmbH

On May 18, 2023 as part of the completion of the Acquisition, the Company inherited a manufacturing and supply agreement from Clinigen with Boehringer Ingelheim Biopharmaceuticals GmbH (“BI”) pursuant to which BI will carry out the processing, manufacturing and supply of Proleukin® in unlabeled vials. The term of this agreement is through October 2025, with automatic renewals for a period of two years unless terminated as permitted by the contract. Under this agreement, the Company must purchase a minimum number of vials each year at fixed prices determined by vial batch size. The total estimated purchase obligations under this agreement for the remaining six months in the year ending December 31, 2024, and the years ending December 31, 2025, 2026, and 2027 are $8.0 million, $11.1 million, $7.1 million, and $7.1 million, respectively.

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

The balance sheet classification of the Company’s right-of-use asset and lease liabilities was as follows (in thousands):

	June 30,	December 31,
	2024	2023
Operating lease right-of-use assets	$69,123	$62,515
Operating lease liabilities
Current portion included in current liabilities	$11,436	$7,777
Long-term portion included in non-current liabilities	69,246	67,085
Total operating lease liabilities	$80,682	$74,862

The following table summarizes components of lease expenses, which were included in total costs and expenses in the Company’s condensed consolidated statements of operations and in inventory in the condensed consolidated balance sheets, and other information related to its operating leases as follows (in thousands except weighted-average remaining lease terms and discount rates):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating lease cost	$3,996	$4,521	$7,793	$9,044
Variable lease cost	1,102	2,307	2,710	4,001
Short-term lease cost	132	109	188	154
Total lease cost	$5,230	$6,937	$10,691	$13,199

Other information
Cash paid for amounts included in the measurement of lease liabilities included in cash flows from operations	$4,291	$4,235	$8,581	$8,396
Right-of-use assets obtained from entering new leases	$—	$177	$—	$177
Increase in right-of-use assets from lease modifications	$—	$—	$11,297	$349
Weighted-average remaining lease terms (years)			11.73	12.95
Weighted-average discount rates			7.7%	7.5%

As of June 30, 2024, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

		CMO
	Facility	embedded
Year Ending December 31,	leases	leases	Total
Remainder of 2024	$4,439	$4,253	$8,692
2025	8,432	8,505	16,937
2026	7,989	—	7,989
2027	8,186	—	8,186
2028	8,389	—	8,389
Thereafter	75,438	—	75,438
Total lease payments	$112,873	$12,758	$125,631
Less: Present value adjustment	(43,884)	(1,065)	(44,949)
Operating lease liabilities	$68,989	$11,693	$80,682

NOTE 13. LEGAL PROCEEDINGS

Shumacher Derivative Lawsuit. On December 11, 2020, a purported stockholder derivative complaint was filed by plaintiff Leo Shumacher against the Company, as nominal defendant, and then current directors, as defendants, in the Court of Chancery in the State of Delaware (the “Court of Chancery”). The complaint alleges breach of fiduciary duty and a claim for unjust enrichment in connection with alleged excessive compensation of certain non-executive directors of the Company and seeks unspecified damages on behalf of the Company. The parties agreed to a proposed settlement, which was submitted to the Court of Chancery on June 15, 2022. After a hearing on November 17, 2022, the Court of Chancery required the parties to take additional steps before it would approve the settlement. The Company, as nominal defendant, and its current directors, as defendants, answered the complaint on February 3, 2023. The parties agreed to a revised proposed settlement, which was submitted to the Court of Chancery on March 12, 2024. Under the terms of the proposed settlement, the Company will cancel certain equity awards made to non-employee directors and make a monetary payment to plaintiff for reasonable legal fees and costs in the amount of $600,000, which have been accrued as of June 30, 2024. On July 17, 2024, the Court of Chancery declined to approve the settlement. The case will proceed to discovery and the Company intends to vigorously defend itself against this complaint.

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

On September 27, 2019, the Solomon Plaintiffs filed a new lawsuit (through new legal counsel) (“the Second Solomon Suit”) titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Iovance Biotherapeutics, Inc., f/k/a/ Lion Biotechnologies Inc. f/k/a/ Genesis Biopharma Inc., and Manish Singh in the Supreme Court of the State of New York, County of New York (index no. 655668/2019). In the Second Solomon Suit, the Solomon Plaintiffs allege that they are third party beneficiaries of a “finder’s fee agreement” that prior management entered into with a third party unlicensed entity in 2012 in connection with seeking financing, that an agreement or understanding existed between the Company and the plaintiffs that the plaintiffs would be paid fees and commissions (in cash and stock) if they obtained financing for the Company, and that they directly and indirectly introduced investors to the Company who invested in the Company, or were willing to invest in the Company. Finally, the Solomon Plaintiffs allege that they were promised a license to use the Company’s technology in Israel. The plaintiffs claim that the Company breached the foregoing understandings, promises and agreements and, as a result, they are entitled to certain damages. The Solomon Plaintiffs also allege that Manish Singh, the Company’s former Chief Executive Officer, committed fraud and took shares belonging to them. On February 18, 2020, the Company filed a removal petition and removed the Second Solomon Suit to the U.S. District Court for the Southern District of New York (the “District Court”), where the case has been assigned case no. 1:20-cv-1391. On May 22, 2020, the Company moved to dismiss the Second Solomon Suit for lack of personal jurisdiction. On March 26, 2021, the District Court denied the Company’s motion to dismiss for lack of personal jurisdiction. The Company filed a response to the complaint in the Second Solomon Suit on April 30, 2021. On May 26, 2021, the Company and Singh filed motions for judgment on the pleadings with respect to the second and third claims asserted against the Company and all claims asserted against Singh, respectively, in the Second Solomon Suit. On January 5, 2022, the District Court granted the Company’s motions for judgment on the pleadings, dismissing the second and third claims against the Company and dismissing all claims against Singh. On January 4, 2023, the District Court granted in part the Company’s motion for sanctions against the Solomon Plaintiffs for violating Rule 11 of the Federal Rules of Civil Procedure, in a decision and order that dismissed the Solomon Plaintiffs’ first claim against the Company, denied the Solomon Plaintiffs’ motion for leave to amend the complaint, and ordered the Solomon Plaintiffs to pay the Company’s attorneys’ fees incurred in connection with the Rule 11 motion. Following the District Court’s decision and order on the Rule 11 motion, only the Solomon Plaintiffs’ fifth and sixth claims, for unjust enrichment and indemnification, respectively, remain pending against the Company. On October 26, 2023, the District Court granted the Company’s motion for summary judgment and dismissed the Solomon Plaintiffs’ fifth and sixth claims. On October 27, 2023, the District Court entered judgment for the Company and closed the Second Solomon Suit. On November 10, 2023, the Company filed a motion for attorneys’ fees as the prevailing party in the action. On December 1, 2023, the Solomon Plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit (the “Second Circuit Court”), appealing the District Court’s orders (a) granting the motions for judgment on the pleadings filed on behalf of Singh and the Company, (b) granting the Company’s Rule 11 motion, (c) denying the Solomon Plaintiffs’ motions to compel discovery and re-open discovery, and (d) granting the Company’s summary judgment motion. On December 22, 2023, the Company filed a motion for an order requiring the Solomon Plaintiffs to post an appeal bond, to ensure payment of the Company’s appellate fees and costs should the Company prevail on the appeal. On May 9, 2024, the District Court issued an order granting the Company’s motions for attorneys’ fees and for an appeal bond. On June 28, 2024, the Company filed motions to dismiss the appeal on the grounds that the Solomon Plaintiffs (a) do not have an opening brief on file, which the Second Circuit Court denied, and (b) have not filed an appeal bond, which remains pending.

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

NOTE 14. INCOME TAXES

The Company recorded a tax benefit of $1.5 million and $2.9 million for the three and six months ended June 30, 2024, which resulted in effective tax rates of 1.5% and 1.3%, respectively. The effective tax rate is different from U.S. statutory rate of 21% due to the full valuation allowance against tax losses in the U.S. The income tax benefit for the periods presented primarily relates to operations in the United Kingdom and realization of related deferred taxes.

As of June 30, 2024, the Company continued to maintain its full valuation allowance against U.S. federal and state net deferred tax assets as it expected to be in a cumulative loss position and does not have sufficient positive evidence to support the realizability of its U.S. net deferred tax assets. The Company recorded a tax benefit of $0.5 million for the three and six months ended June 30, 2023.

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

Overview

We are a commercial-stage biopharmaceutical company pioneering a transformational approach to treating cancer by harnessing the human immune system’s ability to recognize and destroy diverse cancer cells using therapies personalized for each patient. Our mission is to be the global leader in innovating, developing and delivering tumor infiltrating lymphocyte, or TIL, cell therapies for patients with solid tumor cancers. We are executing the U.S. launch of Amtagvi™ (lifileucel), the first product within our autologous TIL cell therapy platform, while also marketing Proleukin® (aldesleukin), an interleukin-2, or IL-2, product used in the Amtagvi™ treatment regimen. Amtagvi™ is the first and the only one-time, individualized T cell therapy to receive U.S. Food and Drug Administration, or the FDA, approval for a solid tumor cancer. Amtagvi™ is a tumor-derived autologous T cell immunotherapy indicated for the treatment of adult patients with unresectable or metastatic melanoma previously treated with a PD-1 blocking antibody, and if BRAF V600 mutation positive, a BRAF inhibitor with or without a MEK inhibitor. This indication was approved in February 2024 under accelerated approval based on an endpoint of overall response rate, or ORR. Continued approval for this indication may be contingent upon verification and description of clinical benefit in future confirmatory trials. Amtagvi™ and Proleukin® are part of a treatment regimen that also includes lymphodepletion.

In addition to the U.S., we plan to launch AmtagviTM into additional markets with a high prevalence of advanced melanoma, including the European Union, United Kingdom, Canada, and Australia. In June 2024, we submitted a marketing authorization application to the European Medicines Agency, or the EMA, for lifileucel. If approved, lifileucel would be the first and only approved therapy in this treatment setting in all European Union member states. Across the U.S. and other targeted global markets, AmtagviTM has the potential to address more than 20,000 previously treated advanced melanoma patients annually.

Iovance was founded to build upon the promise of TIL cell therapy that was previously demonstrated in single-center clinical trials at academic research centers, including the National Cancer Institute, or the NCI. Our multi-center trials, novel TIL products, manufacturing processes, facilities, and bioanalytical platforms have transformed TIL cell therapy into a commercially viable treatment which thousands of patients with cancer can access.

We manufacture Amtagvi™ and our investigational TIL cell therapies using a centralized, scalable and proprietary 22-day manufacturing process which rejuvenates and multiplies polyclonal T cells unique to each patient into the billions and yields a cryopreserved, individualized therapy.

Our development pipeline includes multicenter trials of TIL cell therapies in additional treatment settings for solid tumor cancers. We are investigating TIL monotherapies for patients with later stage disease who were previously treated with standard of care therapies and TIL combinations with standard of care therapies to potentially improve outcomes in patients who are earlier in their disease. We are conducting two ongoing registrational trials to support a supplementary BLA, or sBLA, of our TIL cell therapies in frontline advanced melanoma and in advanced non-small cell lung cancer, or NSCLC, following standard of care chemo-immunotherapy. We are also developing next generation therapies, such as genetically modified TIL cell therapy and next generation cytokines.

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

Successfully commercialize our lead product Amtagvi™ for the treatment of post-anti-PD-1 advanced melanoma

Our top priority is commercialization of Amtagvi™ in the U.S. for the treatment of patients with post-anti-PD-1 advanced melanoma, for which we received FDA approval on February 16, 2024. We have experienced marketing, payer access and distribution teams, as well as a sales force with extensive experience in oncology and cell therapy. Our medical affairs team is also in the field educating key opinion leaders, or KOLs, about Amtagvi™ and TIL cell therapy, as well as presenting and publishing our clinical results. More than half of the members of our field teams have prior cell therapy experience.

The four primary areas of our Amtagvi™ launch efforts include:

●	onboarding of authorized treatment centers, or ATCs, for commercial launch with the goal of activating approximately 70 ATCs, by the end of 2024;
●	education, training, and collaborating with healthcare professionals, or HCPs, who will be administering our product;
●	operational excellence in launch execution, commercial manufacturing, and delivery of therapy; and
●	ongoing and continuous communication with payors about the value of Amtagvi™ to facilitate strong reimbursement and patient access.

Prepare for commercial manufacturing to meet forecasted demand

We are the first company to obtain FDA approval for a TIL cell therapy product. We believe that we are the only company in the U.S. to have a centralized, scalable, and commercially viable TIL manufacturing process. To date, more than 700 patients have been treated in clinical trials with Iovance TIL cell therapy products manufactured using our proprietary processes across multiple indications. Iovance TIL cell therapies are manufactured for commercial use and clinical trials at our manufacturing facility, the Iovance Cell Therapy Center, or the iCTC, and by a contract manufacturing organization, or CMO. Amtagvi™ is FDA-approved for commercial manufacturing at the iCTC. In addition, our CMO is FDA-approved for additional capacity to supplement our internal manufacturing. The two facilities together have capacity as built to treat several thousands of cancer patients annually.

The iCTC is the first centralized and scalable current Good Manufacturing Practice, or cGMP, manufacturing facility dedicated to producing TIL, as well as the first FDA-approved facility for commercial TIL cell therapy. Located in Philadelphia, Pennsylvania, the 136,000 square foot iCTC is also among the largest cell therapy manufacturing facilities. Expansion at the iCTC is underway, which will increase capacity to supply several thousands of additional patients, with a long-term goal of establishing a manufacturing network to address tens of thousands of patients. The proximity of the iCTC to multiple airports facilitates delivery of TIL cell therapies to treatment centers, with the iCTC expected to cover logistics and delivery of TIL cell therapies in both North America and Europe. Owning our own facility allows us to control manufacturing capacity and product quality, manage logistics around supply and delivery, implement process improvement and realize potential cost efficiencies for TIL cell therapies that we may develop and commercialize. We are also exploring future TIL manufacturing processes, as well as next-generation treatments and technologies, which may further streamline development timelines and costs. The iCTC has a flexible design that allows future expansion within existing shell space and an option to build on an adjacent lot to support future growth and capacity needs.

In 2018, we began using our Gen 2 TIL manufacturing process, which reduced TIL manufacturing time to 22 days while producing a cryopreserved TIL product. The Gen 2 process was used to manufacture Amtagvi™ for the clinical trial that supported FDA approval, and most of our ongoing clinical trials use the Gen 2 process.

We plan to carefully manage our cost structure and reduce the long-term cost of manufacturing our products. Details of related agreements are provided in Note 11. Licenses and Agreements of the notes to the condensed consolidated financial statements included in Part I. Financial Information of this Quarterly Report on Form 10-Q.

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

Amtagvi™ is manufactured using a proprietary process to collect and multiply a patient’s unique T cells from a portion of their tumor. Amtagvi™ returns billions of the patient’s T cells back to the body to fight cancer. ATCs administer Amtagvi™ to patients as part of a treatment regimen that includes lymphodepletion and a short course of high-dose Proleukin® (aldesleukin).

There are three key steps in the Amtagvi™ treatment process.

●Step 1: Sample Collection. At an ATC, a tumor tissue sample of at least 1.5 cm in diameter is removed and collected during a surgical resection and shipped to an FDA-approved, centralized manufacturing facility.
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

Proleukin®

In May 2023, we acquired the worldwide rights to Proleukin® (aldesleukin), as well as the manufacturing, supply, and commercialization income generated from such rights and associated operations from Clinigen Holdings Limited, Clinigen Healthcare Limited, and Clinigen, Inc, which we refer to collectively as Clinigen. Ownership of Proleukin® provides an additional revenue source, allows Iovance to secure its supply chain and logistics surrounding TIL cell therapy administration and lowers cost of goods and clinical trial expenses for Proleukin® used with TIL cell therapies.

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

TIL Cell Therapy Clinical Development in Advanced, Metastatic or Unresectable Solid Tumor Cancers

TIL cell therapy is a T cell-based immunotherapy technology platform that leverages patient-specific cells to recognize and attack diverse cancer cells that are unique to each patient. Unlike other cell therapies that act on a single or small number of shared antigen targets common to certain tumors, our individualized T cell therapies are polyclonal or designed to target a variety of neoantigens that are unique to the patient and tumor. We believe this polyclonal cell therapy is potentially applicable to many solid tumor cancers, where the majority of immune targets are patient specific. Our TIL cell therapy platform and manufacturing process have been initially validated through the FDA approval of Amtagvi™.

We have investigated TIL cell therapy in global, multicenter clinical trials in advanced melanoma, gynecological cancers, NSCLC, and head and neck squamous cell carcinoma, or HNSCC. Through ongoing academic collaborations, as well as government and other partners, we are investigating the next frontier for TIL cell therapy in other tumor types and treatment settings.

●	Frontline Advanced Melanoma: In patients with frontline advanced melanoma not previously treated with anti-PD-1 therapy, we are investigating lifileucel in combination with pembrolizumab in the Phase 3 TILVANCE-301 clinical trial. TILVANCE-301 is a global randomized Phase 3 clinical trial intended to support registration in advanced frontline melanoma, as well as to serve as a confirmatory trial for full approval in post-anti-PD-1 advanced melanoma. TILVANCE-301 is expected to enroll approximately 670 patients and features dual primary endpoints of ORR and progression free survival, or PFS, by blinded independent review committee.
●	Non-Small Cell Lung Cancer: In NSCLC, we are investigating lifileucel in two clinical trials in NSCLC patient populations with significant unmet need. IOV-LUN-202 is a registrational clinical trial of lifileucel in advanced NSCLC patients who have progressed following chemotherapy and anti-PD-1 therapy. The IOV-COM-202 trial in solid tumors also includes cohorts of NSCLC patients treated with lifileucel monotherapy and combination therapy.
●	Gynecological Cancers: We initiated a clinical trial in the second quarter of 2024 for lifileucel in endometrial cancer to potentially address the unmet need for patients previously treated with anti-PD-1 therapy. We explored lifileucel in advanced cervical cancer in the C-145-04 multicenter Phase 2 clinical trial.
●	Next Generation TIL Cell Therapy: Our first genetically modified, PD-1 inactivated TIL cell therapy, IOV-4001, is being investigated in a first-in-human Phase 1/2 clinical trial, IOV-GM1-201, in 2022 in patients with previously treated advanced melanoma and NSCLC. IOV-4001 utilizes the gene-editing TALEN® technology, licensed from Cellectis S.A., or Cellectis, to inactivate the gene coding for PD-1.
●	Additional Solid Tumor Cancers: Iovance TIL cell therapy has been investigated in additional solid tumor cancers in Iovance- and investigator-sponsored clinical trials. Lifileucel was evaluated as a monotherapy and in combination with pembrolizumab in the Phase 2 C-145-03 and IOV-COM-202 clinical trials in multiple cohorts of patients with metastatic HNSCC. Indications studied in investigator sponsored clinical trials supported by Iovance include soft tissue sarcoma, osteosarcoma, pancreatic and colorectal cancer, platinum resistant ovarian cancer, anaplastic thyroid cancer, non-melanoma skin cancer, and triple negative breast cancer.

Next-Generation TIL Therapy Product Candidates

Our next-generation technology platforms are designed to optimize outcomes with TIL cell therapy across three key initiatives: genetic modifications, potency, and new treatment regimens.

●	Genetic modifications: In addition to IOV-4001, we are pursuing several targets for genetic modification that utilize the gene-editing TALEN® platform licensed from the clinical-stage biotechnology company, Cellectis. Single- and multiple- knockouts may further harness the immune system response to cancer and potentially increase the potency of TIL cell therapy. Preclinical development is also ongoing with additional TIL products and TIL-cell lines using transient and stable gene inactivation, which may expand and activate TIL to achieve better efficacy while avoiding systemic side effects.
●	Cytokine-Tethered TIL Therapy: A genetically engineered, inducible, and tethered IL-12 TIL cell therapy, designated IOV-5001, is in Investigational New Drug-enabling studies. In preclinical studies, IOV-5001 augmented anti-tumor activity in vitro, and a clinical trial of a prior generation IL-12 TIL therapy at the NCI showed improved efficacy. A pre-IND meeting request is planned with the FDA to discuss IOV-5001 in the fourth quarter of 2024, followed by an Investigational New Drug application, or IND, submission in 2025.
●	Potency: We are exploring potential approaches to increase potency of the final TIL product through sorting and selection of specific TIL, such CD39/69 double-negative TIL, and the use of certain inhibitors or other reagents in TIL expansion cultures. We have also manufactured and investigated patient cohorts treated with TIL candidate, LN-145-S1, manufactured from TIL selected for PD-1 expression.
●	New treatment regimens: We are exploring potential improvements to the TIL treatment regimen. IND-enabling studies are investigating IOV-3001, an antibody cytokine-fused protein, or IL-2 analog, which we licensed from Novartis Pharma AG. in 2020. We are preparing to submit an IND for a phase 1/2 clinical trial of IOV-3001 for use in the TIL therapy treatment regimen in the third quarter of 2024. Results from non-human primate and IND-enabling studies of IOV-3001 were presented at the American Society of Clinical Oncology’s 2024 Annual Meeting and demonstrate the potential for improved safety with strong effector T cell expansion.

Intellectual Property

We have established a leading intellectual property portfolio developed internally and licensed from third parties. We currently own more than 210 granted or allowed U.S. and international patents and patent applications pertaining to Amtagvi™ and other TIL-related technologies that are expected to provide Amtagvi™ with exclusivity through at least 2042. More than 70 U.S. patents are related to TIL cell therapy, including patents directed to compositions and methods of treatment in a broad range of cancers, such as U.S. Patent Nos. 10,130,659; 10,166,257; 10,272,113; 10,363,273; 10,398,734; 10,420,799; 10,463,697; 10,517,894; 10,537,595; 10,639,330; 10,646,517; 10,653,723; 10,695,372; 10,894,063; 10,905,718; 10,918,666; 10,925,900; 10,933,094; 10,946,044; 10,946,045; 10,953,046; 10,953,047; 11,007,225; 11,007,226; 11,013,770; 11,026,974; 11,040,070; 11,052,115; 11,052,116; 11,058,728; 11,083,752; 11,123,371; 11,141,438; 11,168,303; 11,168,304; 11,179,419; 11,202,803; 11,202,804; 11,220,670; 11,241,456; 11,254,913; 11,266,694; 11,273,180; 11,273,181; 11,291,687; 11,304,979; 11,304,980; 11,311,578; 11,337,998; 11,344,579; 11,344,580; 11,344,581; 11,351,197; 11,351,198; 11,351,199; 11,364,266; 11,369,637; 11,384,337; 11,433,097; 11,517,592; 11,529,372 ; 11,541,077; 11,713,446; 11,819,517; 11,857,573; 11,865,140; 11,866,688; 11,939,596; 11,969,444; 11,975,028; 12,024,718; and 12,031,157. More than 40 of these patents are related to our Gen 2 TIL manufacturing processes and have terms that we anticipate will extend to October 2037 or January 2038, not including any patent term extensions or adjustments that may be available. Our owned and licensed intellectual property portfolio also includes patents and patent applications relating to TIL, marrow-infiltrating lymphocytes, or MIL, and peripheral blood lymphocyte, or PBL, therapies; frozen tumor-based TIL technologies; remnant TIL and digest TIL compositions, methods and processes; methods of manufacturing TIL, MIL, and PBL therapies; the use of costimulatory and T cell modulating molecules in TIL cell therapy and manufacturing; stable and transient genetically-modified TIL cell therapies, including genetic knockouts of immune checkpoints; cytokine-tethered TIL cell therapies; methods of using ICIs in combination with TIL cell therapies; TIL selection technologies; and methods of treating patient subpopulations.

Components of Operating Results

Revenues

Revenues for the three and six months ended June 30, 2024 represent product sales of Amtagvi™, as well as Proleukin®, which during the three months ended June 30, 2024 were primarily driven from sales in the United States to support the ongoing commercial launch of Amtagvi™, which received FDA approval in February 2024. Proleukin®, which we acquired the worldwide rights to in May 2023, is also sold in markets outside the United States, primarily in the European Union and United Kingdom. Prior to May 2023, we had not recognized any revenue.

Revenue is reduced at the time of recognition for expected chargebacks, discounts, rebates, and sales allowances, collectively referred to as gross to net adjustments, or GTN adjustments. In the U.S., these GTN adjustments are attributable to various commercial arrangements and government programs. In addition, non-U.S. government programs include different pricing schemes such as cost caps and volume discounts.

Costs and Expenses

Cost of sales

Cost of sales includes inventory and period costs related to overhead and manufacturing costs of Amtagvi™ during the period from approval through June 30, 2024, as well as the cost of inventories and other costs that are directly associated with the purchase and sales of Proleukin®. In addition, cost of sales includes royalties payable on sales of our products, as well as amortization expense for the fair value step-up of acquired Proleukin® inventory, the acquired intangible asset related to developed technology, and the intellectual property license intangible assets.

The manufacturing process for Amtagvi™ is highly complex and subject to stringent FDA guidelines and requirements, as well as internal specifications and quality guidelines. Our ability to successfully manufacture Amtagvi™ and deliver finished product to ATCs for infusion into patients is dependent on several factors, including patient selection and quality of tumors provided by the treatment centers for use in the manufacturing of Amtagvi™. We focus significant effort and attention on working with the treatment centers during the onboarding process regarding these matters, as well as on our internal manufacturing processes, but in the event that the manufactured product does not meet specifications or a patient is unable to receive the infusion, the Amtagvi™ product is destroyed and the costs associated with manufacturing and inventory associated with the product is generally required to be expensed as cost of sales unless the out-of-spec product is able to be utilized in an expanded or early access program, or single-patient IND, as requested by the treating physician, in which case the costs of the product are recorded as research and development expense based on the fact that we receive clinical data.

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

We expect to continue to incur research and development expenses for the foreseeable future as we continue to conduct our clinical trials for our various product candidates. We expect our research and development expenses to decrease in conjunction with an expected increase in commercial activities and selling, general and administrative expense due to the approval of Amtagvi™. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates.

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

Income tax benefit

Income tax benefit pertains to the operations in the United Kingdom and realization of related deferred taxes.

Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023

Revenue

	Three Months Ended		Increase		Six Months Ended		Increase
	June 30,		(Decrease)		June 30,		(Decrease)
(in thousands)	2024	2023	$	%	2024	2023	$	%
Amtagvi™	$12,819	$-	$12,819	100	$12,819	-	$12,819	100
Proleukin®	18,287	238	18,049	7,584	19,002	238	18,764	7,884
Total product revenue	$31,106	$238	$30,868	12,970	$31,821	$238	$31,583	13,270

Revenue for the three and six months ended June 30, 2024 increased by $30.9 million, or 12,970%, and $31.6 million, or 13,270%, compared to the same periods in 2023, respectively. The increase can be attributed to the completion of the acquisition of worldwide rights to Proleukin® in May 2023, or the Acquisition, as well as the commercial launch of Amtagvi™ in February 2024. Through the first quarter of 2024, product revenue was comprised entirely of product sales of Proleukin® in markets outside of the U.S. With the BLA approval of Amtagvi™ in February 2024, we began generating revenue for Amtagvi™ during the three months ended June 30, 2024 as infusions occurred at our ATCs. Furthermore, during the three months ended June 30, 2024, we began selling Proleukin® in the U.S. market. The Proleukin® inventory that was previously with distributors at the time of the acquisition to support the U.S. market has been substantially sold, and as a result we experienced significant re-stocking demand from specialty distributors in the second quarter of 2024 to support ongoing and anticipated infusions related to the strong commercial launch of Amtagvi™. GTN adjustments did not materially affect net product revenue in the three and six months ended June 30, 2024 and 2023.

As it relates to revenue timing for our products, Amtagvi™ infusions are expected to lag behind Amtagvi™ related Proleukin® sales by 2-3 months, and we expect ATCs to utilize 15-18 vials per infusion. While such sales are not directly indicative of future Amtagvi™ revenues because of the timing of stocking activities by specialty distributors and because of sales that are not related to

Amtagvi™ infusions, such as sales of Proleukin® utilized in clinical manufacturing or clinical trials, such sales are one indicator of future Amtagvi™ revenues.

Costs and Expenses

The following table summarizes the period-over-period changes in our costs and expenses:

	Three Months Ended		Increase		Six Months Ended		Increase
	June 30,		(Decrease)		June 30,		(Decrease)
(in thousands)	2024	2023	$	%	2024	2023	$	%
Cost of sales	$31,368	$2,050	29,318	1,430	$38,629	$2,050	36,579	1,784
Research and development expense	62,084	86,347	(24,263)	(28)	141,867	169,081	(27,214)	(16)
Selling, general and administrative expense	39,568	21,927	17,641	80	70,961	50,049	20,912	42

Cost of sales

Cost of sales for the three and six months ended June 30, 2024 increased by $29.3 million, or 1,430%, and $36.6 million, or 1,784%, respectively, driven by the increase in sales of Amtagvi™ and Proleukin®, as well as costs related to the manufacturing of Amtagvi™. Cost of sales included $5.4 million and $10.0 million for the three and six months ended June 30, 2024, respectively, compared to $1.9 million for each of the three and six months ended June 30, 2023, which was attributable to amortization expense for the developed technology intangible asset recorded as part of the Acquisition. Furthermore, cost of sales included $4.2 million of royalties payable related to sales of our products in the three and six months ended June 30, 2024. There were no royalties payable in the three and six months ended June 30, 2023.

Cost of sales for the three and six months ended June 30, 2024 also included $8.7 million and $10.6 million, respectively, of period costs primarily related to patient drop-off driven by patient health and ability to receive the Amtagvi™ treatment, as well as manufacturing results that did not meet required specifications, resulting in increased scrap costs in the period. In addition, to a lesser extent such costs included period costs related to overhead and manufacturing costs at the iCTC during the period from approval resulting from under absorption of overhead costs during the period, which was driven by our decision to launch with capacity sufficient to address anticipated commercial demand in 2024 and beyond. We continue to focus on manufacturing execution as the launch of Amtagvi™ continues but expect to incur such period costs through the upcoming fiscal quarters while we continue to implement initiatives associated with manufacturing quality and until such time that we can fully utilize our manufacturing capacity.

Research and development expense

Research and development expense for the three months ended June 30, 2024 decreased by $24.3 million, or 28%, compared to the same period in 2023. The decrease was primarily attributable to (i) a $27.8 million decrease in clinical manufacturing costs, driven by capitalization of qualified costs for Amtagvi™ manufacturing resulting from our BLA approval and transition to commercial manufacturing to support the commercial launch of Amtagvi™, and (ii) a $2.1 million decrease in payroll costs driven by the reclassification of costs of certain employees supporting AmtagviTM into general and administrative expenses upon BLA approval based on their functional activities and by the timing of certain non-recurring incentive bonus programs the prior year, as well as (iii) a $2.2 million decrease in other costs, driven primarily by reduced clinical costs resulting from lower patient enrollment across certain studies and decreased costs associated with qualifying iCTC suites for commercial manufacturing readiness, driven by the completion of such activities in prior periods. These decreases were partially offset by (i) a $7.2 million increase in stock-based compensation expenses, primarily driven by an increase in the number of employees and the number of stock awards granted at a higher average stock price, and (ii) a $0.6 million increase in other costs, including lab and consumable costs to develop the next generation candidates.

Research and development expense for the six months ended June 30, 2024 decreased by $27.2 million, or 16%, compared to the same period in 2023. The decrease was primarily attributable to (i) a $32.6 million decrease in clinical manufacturing costs, driven by capitalization of qualified costs for Amtagvi™ manufacturing resulting from our BLA approval and the transition to commercial manufacturing to support the commercial launch of Amtagvi™, (ii) a $2.6 million decrease in payroll and related costs, driven by the reclassification of costs of certain employees supporting Amtagvi™ into general and administrative expenses upon BLA approval based on their functional activities, and (iii) a $1.8 million decrease in clinical costs due to lower patient enrollment across certain studies. These decreases were partially offset by (i) a $7.9 million increase in stock-based compensation expenses, primarily driven by an increase in the number of employees and the number of stock awards granted at a higher average stock price, and (ii) a $1.8 million increase in other costs, including lab and consumable costs to develop next generation candidates, as well as and license costs related to the expansion of our information technology infrastructure to support our clinical activities.

Research and development activities are central to our business model. Product candidates in later stage of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We separate our research and development expenses into two broad categories: direct and indirect. Additionally, with respect to direct research and development expenses, we further divide expenses into the following sub-categories: “TIL, including combination therapy,” “Next Generation,” and “Other clinical, preclinical and research programs under development.” Lifileucel monotherapy includes our TIL monotherapy clinical trials, including clinical trials previously reported as LN-145. For direct research and development expenses, we track specific project research and development expenses that are directly attributable to our preclinical and clinical development candidates that have been selected for further development. Such direct research and development expenses include third-party contract costs relating to the manufacturing of TILs, as well as preclinical and clinical trial activities.

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

The table below summarizes our research and development expenses by therapeutic area (in thousands):

	Three Months Ended		Increase		Six Months Ended		Increase
	June 30,		(Decrease)		June 30,		(Decrease)
	2024	2023	$	%	2024	2023	$	%
Direct research and development expense by product candidate
TIL, including combination therapy
Lifileucel monotherapy	$16,255	$19,943	$(3,688)	-18%	$29,405	$39,336	$(9,931)	-25%
Combination Therapy	4,609	4,040	569	14%	9,030	8,294	736	9%
Next Generation	1,130	1,838	(708)	-39%	5,159	2,983	2,176	73%
Others clinical, preclinical and research programs under development	4,077	4,405	(328)	-7%	6,624	8,474	(1,850)	-22%

Indirect research and development expense
Personnel related (excluding stock-based compensation)	14,171	30,162	(15,991)	-53%	44,319	60,861	(16,542)	-27%
Stock-based compensation expense	12,976	9,390	3,586	38%	22,473	18,249	4,224	23%
Contractors and outside services	1,477	4,207	(2,730)	-65%	4,796	7,188	(2,392)	-33%
Office and facilities	7,389	12,362	(4,973)	-40%	20,061	23,696	(3,635)	-15%
Total research and development	$62,084	$86,347	$(24,263)	-28%	$141,867	$169,081	$(27,214)	-16%

Selling, general and administrative expense

Selling, general and administrative expenses for the three months ended June 30, 2024 increased by $17.6 million, or 80%, compared to the same period in 2023. The increase was primarily attributable to (i) a $7.8 million increase in stock-based compensation expenses, driven by an increase in headcount to support the commercialization of Amtagvi™, as well as the increased number of stock awards granted at a higher average stock price, (ii) a $3.8 million increase in legal costs driven by a reduction in legal costs in 2023 resulting from the capitalization of previously expensed costs directly associated with the Acquisition, (iii) a $2.5 million increase in payroll and related expenses resulting from increased headcount to support growth in the overall business, (iv) a $1.8 million increase in costs incurred in support of the distribution and commercialization of Amtagvi™ and Proleukin®, and (v) a $1.7 million increase in other costs, including costs associated with marketing and advertising to support the commercialization and launch of Amtagvi™, and software license costs related to the expansion of our information technology infrastructure.

Selling, general and administrative expenses for the six months ended June 30, 2024 increased by $20.9 million, or 42%, compared to the same period in 2023. The increase was primarily attributable to (i) a $9.3 million increase in stock-based compensation expenses, driven by an increase in headcount, as well as the increased number of stock awards granted at a higher average stock price, (ii) a $3.1 million increase in legal costs driven by a reduction in legal costs in 2023 resulting from the capitalization of previously expensed costs directly associated with the Acquisition, (iii) a $2.9 million increase in payroll and related expenses, driven by increased headcount to support growth in the overall business, as well as a reclassification of costs of certain employees previously supporting research and development activities into general administrative expense upon BLA approval based on their functional activities, (iv) a $2.7 million increase in costs incurred in support of the distribution and commercialization of Amtagvi™ and Proleukin®, and (v) a $2.9 million increase in other costs, including costs associated with marketing and advertising to support the commercialization and launch of AmtagviTM, and increased travel and software licenses related to the expansion of our information technology.

Interest income, net

	Three Months Ended		Increase		Six Months Ended		Increase
	June 30,		(Decrease)		June 30,		(Decrease)
(in thousands)	2024	2023	$	%	2024	2023	$	%
Interest income, net	$3,355	$3,081	274	9	$6,693	$6,567	126	2

Interest income, net for the three and six months ended June 30, 2024 increased by $0.3 million, or 9%, and $0.1 million, or 2%, compared to the same periods in 2023, respectively. The increase was primarily driven by an increase in average investment balances, resulting from net proceeds from recent public and at-the-market financings as well as a higher rate of return on our investments.

Income tax benefit

	Three Months Ended		Increase		Six Months Ended		Increase
	June 30,		(Decrease)		June 30,		(Decrease)
(in thousands)	2024	2023	$	%	2024	2023	$	%
Income tax benefit	$1,458	$477	981	206	$2,866	$477	2,389	501

Income tax benefit for the three and six months ended June 30, 2024 was $1.5 million and $2.9 million, respectively, as a result of the tax benefit from the realization of the related deferred taxes for operations in the United Kingdom. Income tax benefit resulting from the realization of the related deferred taxes of operations in the United Kingdom for the three and six months ended June 30, 2023 was $0.5 million.

Net loss

	Three Months Ended		Increase	Six Months Ended		Increase
	June 30,		(Decrease)	June 30,		(Decrease)
(in thousands)	2024	2023	$ %	2024	2023	$ %
Net loss	$(97,101)	$(106,528)	9,427 (9)	$(210,077)	$(213,898)	3,821 (2)

Net loss for the three and six months ended June 30, 2024 increased by $9.4 million, or 9%, and $3.8 million, or 2%, compared to the same periods in 2023, respectively. The increase in our net loss was due to the overall growth in our workforce and corporate infrastructure to support the ongoing launch of Amtagvi™ in the U.S. and anticipated expansion in additional markets as well as continued sales of Proleukin®, continued expansion of our research and development activities, and ongoing and newly initiated clinical trials. We anticipate that we will continue to incur net losses in the future as we further invest in our clinical and internal research and development programs, as well as execution of the launch of Amtagvi™.

Liquidity and Capital Resources

As of June 30, 2024, we had $419.0 million in cash, cash equivalents, investments, and restricted cash ($228.7 million of cash and cash equivalents, $183.9 million in short-term investments, and $6.4 million in restricted cash). We have incurred losses and generated negative cash flows from operations since inception. Historically, we have funded our operations from various public and private offerings of our equity securities, both common stock and preferred stock, from option and warrant exercises, and from interest income. Since 2017, our primary source of funds has been from the public sale of our common stock. With the recent approval of our BLA, we expect to continue to generate revenue from the sale of our first internally developed product, Amtagvi™, in the remaining quarters of 2024. Furthermore, as Proleukin® inventory that was previously with distributors in the U.S. market at the time of the acquisition of the worldwide rights to Proleukin® in May 2023 has been substantially depleted, we also began to sell Proleukin® into the U.S. market, where product margins are substantially higher than in other markets, to support ongoing and anticipated infusions related to the continued strong commercial launch of Amtagvi™. However, such revenues for Amtagvi™ and Proleukin® may not be material enough to generate positive operational cash flows during the 12 months from the date the condensed consolidated financial statements are issued and this Quarterly Report on Form 10-Q is filed.

We expect to continue to incur significant expenses to support our execution of the commercial launch of Amtagvi™, fund ongoing clinical programs, including our NSCLC registration study, IOV-LUN-202, and our frontline advanced melanoma Phase 3 confirmatory trial, TILVANCE-301, continue the development of our pipeline candidates, and for other general corporate purposes. Based on the funds we have available as of the date our condensed consolidated financial statements for the six months ended June 30, 2024 are issued, we believe that we have sufficient capital to fund our anticipated operating expenses and capital expenditures as planned for at least the twelve months following the issuance of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Corporate Capitalization

As of June 30, 2024, we had outstanding 297,305,999 shares of our $0.000041666 par value common stock, 194 shares of our $0.001 par value Series A Convertible Preferred Stock, and 2,842,158 shares of our $0.001 par value Series B Convertible Preferred Stock. The outstanding shares of Series A Convertible Preferred Stock are currently convertible into 97,000 shares of our common stock, and the outstanding shares of Series B Convertible Preferred Stock are currently convertible into 2,842,158 shares of our common stock. The shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock do not have voting rights or accrue dividends.

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

On June 16, 2023, we entered into a new Open Market Sale Agreement, or the 2023 Sale Agreement, with Jefferies with respect to an “at the market” offering program. Under the terms of the 2023 Sale Agreement, we may, from time to time, in our sole discretion, issue and sell up to $450.0 million of shares of our common stock pursuant to the “at the market” offering program. The 2023 Sale Agreement superseded and replaced in its entirety the 2022 Sale Agreement, which was terminated by the Company. The issuance and sale, if any, of shares of our common stock under the 2023 Sale Agreement was or will be made pursuant to a prospectus supplement dated June 16, 2023 to our Registration Statement on Form S-3ASR, which became effective immediately upon filing with the U.S. Securities and Exchange Commission on June 16, 2023. We received $301.7 million in proceeds, net of offering costs, through the sale of 44,080,226 shares of our common stock during the year ended December 31, 2023 through the 2022 Sale Agreement and the 2023 Sale Agreement.

On July 13, 2023, we closed an underwritten public offering of 23,000,000 shares of our common stock, which included 3,000,000 shares issued pursuant to the exercise of the option granted to the underwriters, at a public offering price of $7.50 per share, before underwriting discounts and commissions. The total net proceeds to us from the offering, including the exercise of the option by the underwriters, were $161.5 million after deducting underwriting discounts and commissions and offering expenses payable by us.

On February 22, 2024, we closed an underwritten public offering of 23,014,000 shares of our common stock at a public offering price of $9.15 per share, before underwriting discounts and commissions. The total net proceeds to us from the offering were $197.4 million after deducting underwriting discounts and commissions and offering expenses payable by us.

During the second quarter of 2024, we received approximately $152.4 million in net proceeds, after offering costs, through the sale of 17,017,492 shares of common stock through the 2023 Sale Agreement.

In the future, we may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. If any of the securities covered by the 2020 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of such offering at that time.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(220,708)	$(193,767)
Investing activities	(71,287)	(3,383)
Financing activities	346,401	259,197
Net increase in cash, cash equivalents and restricted cash*	$54,406	$62,047

* Excludes effect of exchange rate changes

Operating Activities

Net cash used in operating activities for the periods presented represents cash disbursements related to all activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss for non-cash items and changes in operating assets and liabilities. Net cash used in operating activities for the six months ended June 30, 2024 was $220.7 million as compared to $193.8 million for the same period in 2023. The $26.9 million increase in cash used in operating activities was driven by a $3.8 million increase in net loss related to increased costs associated with our commercialization and manufacturing activities for Amtagvi™ and overall growth in our workforce and corporate infrastructure. In addition, it reflects a net increase in non-cash charges of $16.2 million, primarily driven by higher stock-based compensation expense and amortization of intangible assets, the latter of which is driven primarily by the amortization associated with the developed technology intangible asset recorded as part of the Acquisition and intellectual property license intangible assets associated with Amtagvi™. The increase in non-cash charges was partially offset by a decrease in accretion of discounts on investments and deferred tax benefits resulting from the realization of the related deferred taxes for operations in the United Kingdom. Further, net cash used in operating activities related to changes in operating assets and liabilities increased by $59.7 million, driven primarily by an increase in trade accounts receivable, resulting from the sale of our products and a decrease in accounts payable and accrued expenses, resulting from cash utilized for payments associated with the continued growth in the business, including our increased workforce, timing of vendor invoicing and related payments, and cash used for purchases of raw material inventory in support of the commercial launch of Amtagvi™. These increases in the use of cash were partially offset by a $12.7 million decrease in cash used for prepaid expenses, other assets, and long-term assets in the current period compared to the corresponding period in 2023, which resulted from the timing of payments made, as well as the receipt of cash for other miscellaneous receivables.

Investing Activities

Net cash used in investing activities for the periods presented primarily relates to the cash utilized to fund the Acquisition, the purchase and maturity of investments, and capital expenditures. Net cash used in investing activities for the six months ended June 30, 2024 was $71.7 million, compared to net cash used by investing activities of $3.4 million for the same period in 2023. The increase in cash used of $67.9 million was driven by a $235.4 million increase associated with changes in the timing of maturities and purchases of investments, which was partially offset by a $156.9 million decrease in cash used for the Acquisition in May 2023 and a $10.6 million decrease in capital expenditures.

Financing Activities

Net cash provided by financing activities for the six months ended June 2024 was $346.4 million compared to net cash provided of $259.2 million for the same period in 2023. The increase in net cash provided by financing activities of $87.2 million was primarily driven by an increase in net proceeds of $89.7 million received from our public offering in February 2024 and through the sales of common stock through our “at the market” offering program in the second quarter of 2024, as compared to the net proceeds received through the at the market offering program in the first quarter of 2023, and a $1.0 million increase in proceeds from the issuance of common stock upon the exercise of stock options and from our employee stock purchase plan program. These increases in net cash provided were partially offset by a $3.5 million increase in tax payments related to shares withheld for vested restricted stock units.

Contractual Obligations

There have been no material changes to the contractual obligations table presented in the consolidated financial statements included in the Annual Report on Form 10-K filed on February 28, 2024.

Off-Balance Sheet Arrangements

As of June 30, 2024, we had no obligations that would require disclosure as off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

Our accounting policies are more fully described in Note 2 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. As described in Note 2, the preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported revenues and expenses during the reported periods. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information. Actual results may differ from these estimates under different assumptions or conditions.

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

We review intangible assets for impairment at least annually and whenever events or changes in circumstances have occurred which could indicate that the carrying value of the assets are not recoverable. If such indicators are present, we assess the recoverability of affected assets by determining if the carrying value of the assets is less than the sum of the undiscounted future cash flows of the assets. If the assets are found to not be recoverable, we measure the amount of impairment by comparing the carrying value of the assets to their fair values. We determined that no indicators of impairment existed as of June 30, 2024. No impairment of intangible assets existed as of June 30, 2023.

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

Revenue Recognition

We recognize revenue from product sales in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price using the most likely method based on historical experience, as well as applicable information currently available.

In the U.S., products are sold principally to hospitals and clinics, as well as distributors and wholesalers, and outside of the U.S. to hospitals and clinics. Contractual performance obligations are usually limited to transfer of control of the product to the customer. In the case of Amtagvi™, revenue is recognized upon infusion while for Proleukin®, transfer of control occurs either upon shipment or upon receipt of product after considering when the customer obtains legal title to the product. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring our products and is generally based on a list of fixed prices less allowances for chargebacks, product returns, rebates and discounts. Our payment terms to customers range from 45 to 105 days; payment terms differ by customer and by product.

Revenue is reduced at the time of recognition for expected chargebacks, discounts, rebates, and sales allowances, collectively referred to as gross to net adjustments, or GTN adjustments. In the U.S., these GTN adjustments are attributable to various commercial arrangements and government programs. In addition, non-U.S. government programs include different pricing schemes such as cost caps and volume discounts. Cash discounts are recorded as a reduction to receivables and settled through the issuance of credits, typically within one month. All other GTN adjustments are recorded as a liability and settled through cash payments to the customer.

Significant judgement is required in estimating GTN adjustments considering legal interpretations of applicable laws and regulations, historical experience, payer channel mix, current contract prices under applicable programs, processing time lags and inventory levels in the distribution channel.

Indirect taxes collected from customers and remitted to government authorities that are related to sales of our products, primarily in Europe, are excluded from revenues,

Accrued Research and Development Costs

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in interest bearing investments consisting of short-term debt securities issued by the U.S. government. The primary objective of our investment activities is to preserve principal. We adhere to an investment policy that requires us to limit amounts invested in securities based on credit rating, maturity, industry group and investment type and issuer, except for securities issued by the U.S. government. We do not have any derivative financial instruments or foreign currency instruments. As of June 30, 2024, we had $245.7 million invested in marketable securities with a maturity date of less than one year. As such we believe that we are not exposed to any material market risk. If interest rates had varied by 1% in the quarter ended June 30, 2024, the fair value of our investment portfolio would increase or decrease by approximately $0.4 million.

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

The majority of our product sales during the three and six months ended June 30, 2024 were denominated in the U.S. dollar, however, we do have some sales denominated in foreign currencies. Nevertheless, foreign currency transaction gains and losses were immaterial for the three and six months ended June 30, 2024. No foreign currency exchange risk existed for the three and six months ended June 30, 2023.

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

Changes in Internal Control Over Financial Reporting:

There have not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The information in Note 13 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 13 to our condensed consolidated financial statements for the quarter ended June 30, 2024, contained in this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors

The risks described below may not be the only ones relating to our company. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial conditions and future prospects and the trading price of our common stock could be harmed as a result of any of these risks. Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, including our financial statements and related notes, and our other filings from time to time with the U.S. Securities and Exchange Commission, or the SEC.

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

Risks Related to Our Business:

●	We have a history of operating losses; we expect to continue to incur losses, and we may never be profitable;*
●	We may need additional financing to fund our operations and complete the development of our various product candidates and commercialization of our products, and if we are unable to obtain such financing, we may be unable to complete the development of our product candidates and commercialization of our products. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates;*
●	The manufacture of our products and product candidates is complex, and we may encounter difficulties in production, particularly with respect to process development, quality control, or scaling-up of our manufacturing capabilities. If we, or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure;
●	Cell-based therapies and biologics rely on the availability of biological raw materials (including live cells), chemicals and agents used for manufacturing, reagents, specialized equipment, and other specialty materials, which may not be available to us on acceptable terms or at all. For each of these, we rely or may rely on treatment sites, limited manufacturers, sole source vendors, or a limited number of vendors, which could impair our ability to manufacture and supply our products;
●	Because our current products represent, and our other potential product candidates will represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, the market acceptance, third-party reimbursement coverage and the commercial potential of our product candidates;
●	No assurance can be given that the Gen 2 manufacturing process or other processes we have selected will be FDA-compliant or more efficient and will lower the cost to manufacture TIL products;
●	We face significant competition from other biotechnology and pharmaceutical companies and from non-profit institutions; *
●	Our projections regarding the market opportunities for our products and product candidates may not be accurate, and the actual market for our products and product candidates may be smaller than we estimate; *
●	We may be unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our products and product candidates, if they are approved, and as a result, we may be unable to generate significant product revenues;

●	If our products or product candidates do not achieve broad market acceptance, the revenues that we generate from their sales will be limited;
●	Our products and product candidates may face competition sooner than anticipated;
●	As a condition of approval, the FDA may require that we implement various post-marketing requirements and conduct post-marketing studies, any of which would require a substantial investment of time, effort, and money, and which may limit our commercial prospects;
●	We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth;
●	We may rely on third parties to perform many essential services for any products that we commercialize, including services related to distribution, government price reporting, customer service, accounts receivable management, cash collection, and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize our current or future products will be significantly impacted and we may be subject to regulatory sanctions;
●	We may be unable to successfully or sufficiently expand our manufacturing capacity to meet demand for our products;
●	We depend on the success of our product candidates and cannot guarantee that these product candidates will successfully complete development, receive regulatory approval, or be successfully commercialized;
●	Development of a product candidate intended for use in combination with an already approved product may present more or different challenges than development of a product candidate for use as a single agent; *
●	A Fast Track product designation, BTD, or other designation to facilitate product candidate development may not lead to faster development or a faster regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval;
●	While lifileucel has received ODD for melanoma stages IIB-IV and for cervical cancer patients with tumors greater than 2 cm, there is no guarantee that we will be able to maintain this designation, receive these designations for any of our other product candidates, or receive or maintain any corresponding benefits, including periods of exclusivity;
●	We may encounter substantial delays in our clinical trials or may not be able to conduct our clinical trials on the timelines we expect and we may be required to conduct additional clinical trials or modify current or future clinical trials based on feedback we receive from the FDA;
●	It may take longer and cost more to complete our clinical trials than we project, or we may not be able to complete them at all;
●	Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which would prevent or delay regulatory approval and commercialization;
●	We are required to pay substantial royalties and lump sum benchmark payments under our license or acquisition agreements with the NIH, Moffitt, Novartis, Clinigen, and Cellectis, and we must meet certain milestones to maintain our license rights;
●	We rely on and collaborate with governmental, academic, and corporate partners or agencies to approve, improve, and develop TIL cell therapies for new indications for use in combination with other therapies and to evaluate new TIL manufacturing methods, the results of which, because the manufacturing processes are not within our control, and may be incorrect or unreliable;
●	Our business could be adversely affected by the effects of health epidemics, including the COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations, including at our headquarters in San Carlos, California and at our manufacturing facility in Philadelphia, Pennsylvania, which have previously been subject to state executive orders and shelter-in-place orders, and at our clinical trial sites, as well as the business or operations of our other manufacturers, contract research organizations, or CROs, or other third parties with whom we conduct business;
●	We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, ongoing military conflicts between Russia and Ukraine and Israel and Hamas and record inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine and the Middle East, geopolitical tensions or record inflation;
●	Climate change or legal, regulatory or market measures to address climate change may negatively affect our business, results of operations, cash flows and prospects; and
●	Environmental, social and governance matters may impact our business and reputation.

Risks Related to Government Regulation:

●	We are subject to extensive regulation, which can be costly, time consuming and can subject us to unanticipated delays; even after obtaining regulatory approval for some of our products and/or product candidates, those products and/or product candidates may still face regulatory difficulties;
●	The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates; *
●	Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions;
●	Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates profitably; and
●	Governments outside the U.S. tend to impose strict price controls, which may adversely affect our revenues, if any.

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

Risks Related to Our Business

Risks Related to Our Financial Position and Need for Additional Capital

We have a history of operating losses; we expect to continue to incur losses and we may never be profitable.*

We are a commercial-stage biopharmaceutical company pioneering a transformational approach to treating cancer by harnessing the human immune system’s ability to recognize and destroy diverse cancer cells using therapies personalized for each patient. Until recently, we did not have products approved for commercial sale and have not generated significant revenue from operations. With the recent approval of the BLA, we began to generate revenue from the sale of our product Amtagvi™ in the second quarter of 2024. Furthermore, following the acquisition of the worldwide rights to Proleukin® in May 2023, we began to generate revenue from the sales of Proleukin®.

We recognize revenue from product sales in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price using the most likely method based on historical experience, as well as applicable information currently available.

In the U.S., products are sold principally to hospitals and clinics, as well as distributors and wholesalers, and outside of the U.S. to hospitals and clinics. Contractual performance obligations are usually limited to transfer of control of the product to the customer. In the case of Amtagvi™, revenue is recognized upon infusion while for Proleukin®, transfer of control occurs either upon shipment or upon receipt of product after considering when the customer obtains legal title to the product. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring our products and is generally based on a list of fixed prices less allowances for chargebacks, product returns, rebates and discounts. Our payment terms to customers range from 45 to 105 days; payment terms differ by customer and by product.

Revenue is reduced at the time of recognition for expected chargebacks, discounts, rebates, and sales allowances, collectively referred to as gross to net adjustments, or GTN adjustments. In the U.S., these GTN adjustments are attributable to various commercial arrangements and government programs. In addition, non-U.S. government programs include different pricing schemes such as cost caps and volume discounts. Cash discounts are recorded as a reduction to receivables and settled through the issuance of credits, typically within one month. All other GTN adjustments are recorded as a liability and settled through cash payments to the customer.

Significant judgement is required in estimating GTN adjustments considering legal interpretations of applicable laws and regulations, historical experience, payer channel mix, current contract prices under applicable programs, processing time lags and inventory levels in the distribution channel.

As of June 30, 2024, we had an accumulated deficit of $2.2 billion. In addition, during the six months ended June 30, 2024, we incurred a net loss of $210.1 million. While we have begun commercial launch of our first internally developed product, Amtagvi™, we may not generate any meaningful product sales until later in 2024. We expect to incur significant additional operating losses in the future as we expand our development and clinical trial activities in support of demonstrating the effectiveness of our products.

Our ability to achieve long-term profitability is dependent upon obtaining regulatory approvals for our products and successfully commercializing our products alone or with third parties. However, our operations may not be profitable even if any of our products under development are successfully developed and produced and thereafter commercialized.

We may need additional financing to fund our operations and complete the development of our various product candidates and commercialization of our products, and if we are unable to obtain such financing, we may be unable to complete the development of our product candidates and commercialization of our products. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

Our operations have consumed substantial amounts of cash since inception. From our inception to June 30, 2024, we have an accumulated deficit of $2.2 billion. In addition, our research and development and our operating costs have also been substantial and are expected to increase. For example, in October 2018, we closed an underwritten public offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $236.7 million. In June 2020, we closed another underwritten offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $567.0 million. In July 2023, we closed another underwritten offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $161.5 million. In February 2021, we entered into an open market sale agreement, or the 2021 Sale Agreement, with Jefferies LLC, or Jefferies, which provided for the sale of up to $350.0 million of our common stock from time to time, which was subsequently increased to $500.0 million in November 2022 upon the execution of an updated open market sale agreement, or the 2022 Sale Agreement, with Jefferies. In June 2023, we entered into a new open market sale agreement, or the 2023 Sale Agreement, with Jefferies, which superseded the 2022 Sale Agreement and provided for the sale of up to $450.0 million of our common stock from time to time. In February 2024, we closed another underwritten offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $197.4 million. As of June 30, 2024, we had $419.0 million in cash, cash equivalents, investments, and restricted cash ($228.7 million of cash and cash equivalents, $183.9 million in short-term investments, and restricted cash of $6.4 million).

With the approval of the BLA, we began to generate revenue from the sale of our product Amtagvi™ in the second quarter of 2024. Furthermore, following the acquisition of the worldwide rights to Proleukin® in the second quarter of 2023, we began to generate revenue from the sales of Proleukin®. There is no assurance that such funds will be sufficient to fund our operations during the 12 months from the date the condensed consolidated financial statements are issued and this Form 10-Q is filed. However, based on the funds we have available as of the date these condensed consolidated financial statements are issued, we believe that we have sufficient capital to fund our anticipated operating expenses and capital expenditures as planned for at least the next twelve months following the issuance of our condensed consolidated financial statements included in this Form 10-Q. However, in order to complete the development of our current product candidates, and in order to affect our business plan, including expanding our own manufacturing facility, we anticipate that we will have to spend more than the funds currently available to us. Furthermore, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate. We may require additional capital for the further development of our product candidates and commercialization of our products and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Moreover, our fixed expenses such as rent, minimum payments to our contract manufacturers, and other contractual commitments, including those for our research collaborations, are substantial and are expected to increase in the future.

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
●our ability to have clinical and commercial product successfully manufactured consistent with FDA and EMA, regulations;
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
●cost of expanding, staffing and validating our own manufacturing facility in the U.S.;
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

In May 2019 we entered into a lease agreement to build a commercial-scale manufacturing facility, the iCTC, in Philadelphia, Pennsylvania for commercial and clinical production of autologous TIL products, including our product Amtagvi™. The iCTC is currently manufacturing TIL for our ongoing clinical trials and preparing to provide commercial supply upon potential BLA approval; as of the end of 2021, we had completed the commissioning activities at the iCTC and successfully initiated manufacturing of clinical batches of lifileucel, representing our first internally manufactured TIL product, as we continue our launch readiness activities to supply commercial TIL upon potential BLA approval. We expect our manufacturing facility will provide us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes, and allow for better long-term margins. We have built capacity to potentially treat thousands of cancer patients annually. However, we may not be successful in finalizing the development of our own manufacturing facility or capability. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, power failures, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

Human immunotherapy products are a new category of therapeutics. Because this is a relatively new and expanding area of novel therapeutic interventions, there are many uncertainties related to development, marketing, reimbursement, and the commercial potential for our product candidates. There can be no assurance as to the length of the clinical trial period, the number of patients the FDA will require to be enrolled in the clinical trials in order to establish the safety, efficacy, purity and potency of immunotherapy products, or that the data generated in these clinical trials will be acceptable to the FDA to support marketing approval. The FDA may take longer than usual to come to a decision on any BLA that we submit and may ultimately determine that there is not enough data, information, or experience with our product candidates to support an approval decision. The FDA may also require that we conduct additional post-marketing studies or implement risk management programs, such as Risk Evaluation and Mitigation Strategies, or REMS, until more experience with our product candidates is obtained. Finally, after increased usage, we may find that our product candidates do not have the intended effect or have unanticipated side effects, potentially jeopardizing initial or continuing regulatory approval and commercial prospects.

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

Cell based therapies may take longer to attain insurance coverage, and although we may apply for special government programs and prepare the market for product approval, there is no way to ensure that healthcare providers, insurance companies, or other third parties will reimburse our product at an expeditious rate. Even if we obtain insurance coverage for our product from payors, coverage at treatment centers will require payment for the total cost of care which involves surgery, conditioning chemotherapy, as well as other staffing and hospitalization needs. This will require coordination between authorized treatment centers, or ATCs, and other payors including government payors that may only cover a portion of charges. If our treatment centers do not successfully obtain coverage in time, there may be a slow uptake or variable or limited access, if at all, to our therapies.

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

We have developed and are developing improved methods for generating and selecting autologous TILs, and methods for large-scale production of autologous TILs that are in accord with current cGMP procedures. We have developed a new and more efficient TIL manufacturing process that we believe can be more efficient and cost effective, and in a more automated manner than previous processes. The production and control of the physical and/or chemical attributes of our products in a cGMP facility is subject to many uncertainties and difficulties. As a novel therapy, TIL manufacturing and product release is complex and must evolve with both industry-wide autologous cell therapy challenges and new regulatory requirements that may result in delays and unexpected denials. We have limited experience in manufacturing our adoptive cell therapy product candidate on a commercial scale, nor have our partners. As a result, we cannot give any assurance that the Gen 2 process or any future process that we select will be a manufacturing process that can produce our products in compliance with the applicable regulatory requirements, at a cost or in quantities necessary to make them commercially viable. Moreover, we and our third-party manufacturers will have to continually adhere to current cGMP regulations enforced by the FDA through its facilities inspection program. If our facilities or any of the facilities of these manufacturers cannot demonstrate adequate assurance of compliance with FDA standards during a pre-approval inspection, the FDA approval of our products will not be granted. In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our products meet applicable specifications and other requirements. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory action. No assurance can be given that we will be able to develop such a manufacturing process, or that our partners will thereafter be able to establish and operate such a production facility.

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

Due to the promising clinical therapeutic effect of competitor therapies in clinical trials, we anticipate substantial direct competition from other organizations developing therapies in commercial and pipeline target indications. In particular, we expect to compete with other new therapies for our lead indications developed by companies such as Agenus, BeyondSpring, Bristol-Myers Squibb, Daiichi Sankyo, Eisai, Genmab, Immunocore, IO Biotech, Merck, Moderna, Nektar Therapeutics, Pfizer, Regeneron Pharmaceuticals, and Replimune. We also may compete with other T cell TIL therapies in development, including therapies based on genetically engineered T-cell receptors rendered reactive against tumor-associated antigens prior to their administration, other genetically engineered TIL products, and TIL products designed to be reactive to specific neoantigens, by companies such as AbelZeta Pharma, Achilles Therapeutics, Adaptimmune Therapeutics, Alaunos Therapeutics, Biosyngen, GRIT Biotechnology, Immatics, Immunocore, Instil Bio, Intima Bioscience, KSQ Therapeutics, Lyell Immunopharma, Marker Therapeutics, Obsidian Therapeutics, TILT Biotherapeutics, Turnstone Biologics, and others. To date, these technologies have been primarily applicable to hematologic malignancies, but their application in solid tumor indications may create competition with us. We may also face competition from immunotherapy treatments offered by companies such as Amgen, AstraZeneca, BioNTech, Bristol-Myers Squibb, Merck, Pfizer, Regeneron Pharmaceuticals, and Roche. We may also face competition from novel IL-2 treatments in development by Alkermes, ILToo Pharma, Merck, Nektar Therapeutics, Sanofi, Werewolf Therapeutics, and others. Many of these companies and our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources, and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the U.S. and internationally. Our competitors may obtain regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in competitors establishing a strong market position before we are able to enter the market.

Universities and public and private research institutions around the world are also potential competitors. For example, a Phase 3 M14TIL clinical trial comparing TIL to standard ipilimumab in patients with metastatic melanoma is currently being conducted in Europe by the Netherlands Cancer Institute, the Copenhagen County Herlev University Hospital, and the University of Manchester. Results from the M14TIL clinical trial were presented at the European Society for Medical Oncology Congress in September 2022. While these universities and public and private research institutions primarily have educational objectives, they may develop proprietary technologies that lead to other approved therapies by the FDA, EMA, or other regulatory agencies or that secure patent protection that we may need for the development of our technologies and products.

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

Our projections regarding the market opportunities for our products and product candidates may not be accurate, and the actual market for our products and product candidates may be smaller than we estimate. *

Our projections of both the number of people who have the advanced cancers we are targeting, as well as the subset of people with metastatic or unresectable cancers and who have the potential to benefit from treatment with our products or product candidates are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research by third parties, and may prove to be incorrect. Further, new studies or approvals of new therapeutics may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our products and product candidates may be limited or may not be amenable to treatment with our products or product candidates and may also be limited by the cost of our treatments and the reimbursement of those treatment costs by third-party payors. For instance, we expect Amtagvi™ to initially target a small patient population that suffers from metastatic melanoma. Furthermore, we are also responsible for the manufacturing costs of products for patients that may have a tumor resection but ultimately do not receive an infusion, in which case we may incur manufacturing expenses without being able to recognize any revenue. Even if we obtain significant market share for our products or product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

We may be unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our products and product candidates, if they are approved, and as a result, we may be unable to generate significant product revenues.

We currently have a commercial team focused on our commercial strategy, but we do not have a large commercial infrastructure for the marketing, sale, and distribution of biopharmaceutical products. In order to commercialize our products, we must build our marketing, sales, and distribution capabilities or make arrangements with third parties to perform these services, which will take time and require significant financial expenditures and we may not be successful in doing so. Even if we are able to effectively establish a sales force and develop a marketing and sales infrastructure, our sales force and marketing teams may not be successful in commercializing our current or future product candidates. To the extent we rely on third parties to commercialize any products for which we obtain regulatory approval, we would have less control over their sales efforts, and could be held liable if they failed to comply with applicable legal or regulatory requirements.

In addition to marketing our product, we will need to establish ATCs that will be able to obtain patients from the broader community and provide access to our therapies. Even if we are able to obtain approval for a product candidate, we may not be able to approve enough treatment centers for the provision of our product to a broad patient population. Additionally, certain areas do not have hospitals with the facilities to safely administer our therapy. Accordingly, we may only be able to launch our products with a limited number of treatment centers, which could ultimately reduce the uptake of our products. Although we have a team allocated to authorize and monitor our treatment centers, substantial resources and investment from us and each treatment center may be required. Additionally, the treatment center onboarding process can be complicated and requires extensive training, technical equipment, and coordination of processes. Once authorized, treatment centers will be required to ensure that their training, facilities, and treatment capabilities are adequately maintained.

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
●distribution and use restrictions imposed by the FDA with respect to such products and product candidates or to which we agree as part of a mandatory REMS or voluntary risk management plan;
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

As a condition of biologic licensing, the FDA is authorized to require that sponsors of approved BLAs implement various post-market requirements, including REMS and Phase 4 studies. For example, we reached an agreement with the FDA regarding a confirmatory trial to support the conversion from accelerated to full approval of Amtagvi™ in post-anti-PD-1 advanced melanoma, which we refer to as TILVANCE-301. The randomized Phase 3 TILVANCE-301 trial has been ongoing since the fourth quarter of 2022. If we receive approval of additional product candidates, the FDA may determine that similar or additional post-approval requirements are necessary to ensure that our product candidates are safe, pure, and potent. To the extent that we are required to establish and implement any post-approval requirements, we will likely need to invest a significant amount of time, effort, and money. Such post-approval requirements may also limit the commercial prospects of our products and product candidates.

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

We may retain third-party service providers to perform a variety of functions related to the sale and distribution of our current or future products, key aspects of which will be out of our direct control. These service providers may provide key services related to distribution, customer service, accounts receivable management, and cash collection. If we retain a service provider, we would substantially rely on it, as well as other third-party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical or natural damage at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired and we may be subject to regulatory enforcement action.

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

As noted above, we have limited experience in manufacturing our adoptive cell therapy product candidates on a commercial scale, nor have our partners. We anticipate expanding manufacturing capacity at our iCTC facility and/or at our contract manufacturer, WuXi. Scale-up of manufacturing may require additional validation studies, including capacity demonstration and/or comparability studies, each of which are subject to FDA review, potential inspection, and approval. Moreover, current geopolitical tensions with China may impact our ability to expand manufacturing capacity at our contract manufacturer, WuXi. Recently, the Biden administration has signed multiple executive orders regarding China. One particular executive order titled Advancing Biotechnology and Biomanufacturing Innovation for a Sustainable, Safe, and Secure American Bioeconomy signed on September 12, 2022 will likely impact the pharmaceutical industry to encourage U.S. domestic manufacturing of pharmaceutical products. Additionally, there have been Congressional legislative proposals, such as the recent bill titled the Biosecure Act, to discourage contracting with Chinese companies on the development or manufacturing of pharmaceutical products. Finally, in February 2024, the chair and ranking member of the House Select Committee on the Chinese Communist Party, Representatives Mike Gallagher and Raja Krishnamoorthi, respectively, along with Senators Gary Peters and Bill Haggerty sent a letter to the Biden administration requesting that both WuXi AppTec Co., Ltd., WuXi’s parent company, and the affiliated WuXi Biologics be added to the Department of Defense’s Chinese Military Companies List (1260H list), the Department of Commerce’s Bureau of Industry and Security Entity List, and the Department of Treasury’s Non-SDN Chinese Military-Industrial Complex Companies List. While the Biden administration has yet to take action on this letter, adding either or both previously mentioned WuXi entities on any or all of the aforementioned lists could materially impact our MSA with WuXi.

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

We currently have two products approved for commercial sale. We have invested a significant portion of our efforts and financial resources in the development of our current product and/ or product candidates, including Amtagvi™, lifileucel, IOV-4001, IOV-2001, IOV-3001, IOV-5001, and expect that we will continue to invest heavily in our current product candidates, as well as in any future product candidates we may develop. Our business depends on the successful development and commercialization of our product candidates. Our ability to generate revenues in the future is substantially dependent on our ability to develop, obtain regulatory approval for, and then successfully commercialize our product candidates. We currently generate no revenue from the sale of any products that are in development, and we may never be able to develop or commercialize these potential products.

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

Our products rely on coordination and collaboration with treatment centers that perform surgical procedures, obtain and provide lymphodepleting chemotherapy, and deliver other care to patients that are often in poor health as a result of the latter stages of cancer. This coordination of care is complicated in both the clinical trial setting and the commercial setting. Our treatment centers may not be able to obtain necessary supplies, such as lymphodepleting chemotherapy agents, because of shortages. Our commercial products and investigational therapies will rely heavily on our ability to train centers and the centers’ ability to choose suitable patients and deliver a complex regimen. We may be reliant on physicians with limited experience with TIL products and the associated regimens. Although we will make efforts to train hospitals and provide processes that must be followed precisely, there is no way to ensure that all institutions will be able to perform at a high level in all aspects of the coordination of care. Patients may progress in the course of their disease or may experience serious adverse events from our products or supportive regimens while undergoing or awaiting treatment with our therapies.

Prior to our completion of a rolling BLA submission for lifileucel in March 2023 and its acceptance by the FDA in May 2023 and accelerated approval in February 2024, we had not previously submitted a BLA to the FDA, or a similar marketing application to comparable foreign authorities, for any product candidate, and we cannot be certain that our current or any future product candidates will be successful in clinical trials or receive regulatory approval. Furthermore, although we have not submitted our BLA with comparisons to existing or more established therapies and likewise do not expect the FDA to base its determination with respect to product approval on such comparisons, the FDA may factor these comparisons into its decision whether to approve our TIL cell therapies. The FDA may also consider its approvals of competing products, which may alter the treatment landscape concurrently with their review of our BLA filings, and which may lead to changes in the FDA’s review requirements that have been previously communicated to us and our interpretation thereof, including changes to requirements for clinical data or clinical trial design. Such challenges and variabilities could delay approval or necessitate withdrawal of our BLA filings.

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

Development of a product candidate intended for use in combination with an already approved product may present more or different challenges than development of a product candidate for use as a single agent. *

Amtagvi™ received accelerated approval from the FDA, and we are currently developing lifileucel in clinical trials as part of a regimen which uses lymphodepletion and IL-2. We and our collaborators are also clinical trialing TIL cell therapy along with other products, such as pembrolizumab, ipilimumab and nivolumab. The development of product candidates for use in combination with another product may present challenges. For example, the FDA may require us to use more complex clinical trial designs, in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of these clinical trials could show that any positive results are attributable to the already approved product. Moreover, following product approval, the FDA may require that products used in conjunction with each other be cross labeled for combined use. Additionally, the FDA review process can be more complicated for combination products, and may result in delays, particularly if complex therapeutics are involved. To the extent that we do not have rights to already approved products, this may require us to work with another company to satisfy such a requirement. Moreover, developments related to the already approved products may impact our clinical trials for the combination, as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the approved product’s safety or efficacy profile, changes to the availability of the approved product, and changes to the standard of care.

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

We are heavily reliant on third parties to conduct our clinical trials. We have a limited history of conducting clinical trials and as a company in filing and supporting the applications necessary to gain marketing approvals. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety, purity, and potency for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by, applicable regulatory authorities. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. As a result of the COVID-19 pandemic, institutions and research sites that currently conduct clinical trials may not be able to return to normal clinical trial operations for some time or may no longer choose to participate in studies in the future. Furthermore, clinical trials may be delayed or otherwise may be more difficult to execute in the future.

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

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any current or future clinical trials will be conducted as planned or completed on schedule, if at all, or that any of our product candidates will receive regulatory approval. We initiated clinical trials in patients with metastatic melanoma, cervical, head and neck and non-small cell lung cancers, and in other indications in collaboration with third parties. We completed enrollment in the pivotal clinical trial for melanoma, C-144-01, and in June 2022, we announced that initial Cohort 4 data read by the independent review committee, or IRC, met the primary endpoint in this clinical trial. In March 2023, we completed submission of our BLA to the FDA for the treatment of adult patients with metastatic melanoma for approval, and the FDA accepted the BLA in May 2023. We obtained BLA approval on February 16, 2024. We plan to initiate clinical trials in new indications, and new cohorts in existing clinical trials. Even as these clinical trials progress, issues may arise that could require us to suspend or terminate such clinical trials or could cause the results of one cohort to differ from a prior cohort. For example, we may experience slower than anticipated enrollment in our additional pivotal clinical trials, which may consequently delay BLA submissions to the FDA or permit competitors to obtain approvals that may alter our BLA filing strategy. Additionally, temporary or permanent clinical holds could be placed on our clinical trials for a variety of reasons. For instance, on December 22, 2023, the FDA placed a clinical hold on the IOV-LUN-202 trial in response to a reported Grade 5 (fatal) serious adverse event potentially related to the non-myeloablative lymphodepletion pre-conditioning regimen, and we paused enrollment and the lifileucel treatment regimen for new patients in IOV-LUN-202 during the clinical hold. On March 4, 2024, the FDA lifted the partial clinical hold on the IOV-LUN-202 trial, permitting us to resume patient enrollment. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely initiation or completion of clinical development, or product approval include:

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

We are currently conducting eight company-sponsored clinical trials to assess the overall safety and efficacy of Iovance TIL monotherapy and TIL combinations in patients with melanoma, cervical, head and neck and lung cancers across late-line and early treatment settings, as well as our genetically modified TIL cell therapy IOV-4001 and our peripheral blood lymphocyte, or PBL, technology for hematological malignancies. However, we may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. Our ability to enroll or treat patients in our other studies, or the duration or costs of those studies, could be affected by multiple factors, including, preliminary clinical results, which may include efficacy and safety results from our ongoing Phase 2 studies, but may not be reflected in the final analyses of these clinical trials.

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

The clinical trials of our product candidates are, and the manufacturing and marketing of our products is, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test and market our product candidates. Before obtaining additional regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. Because our product candidates are subject to regulation as biological drug products, we will need to demonstrate that they are safe, pure, and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use. The risk/benefit profile required for product licensure will vary depending on these factors and may include not only the ability to show tumor shrinkage, but also adequate duration of response, a delay in the progression of the disease, and/or an improvement in survival. For example, response rates from the use of our product candidates may not be sufficient to obtain regulatory approval unless we can also show an adequate duration of response. Regulatory authorities may ultimately disagree with our chosen endpoints or may find that our studies or clinical trial results do not support product approval. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates with small patient populations may not be predictive of the results of later-stage clinical trials or the results once the applicable clinical trials are completed. Preliminary, single cohort, or top-line results from clinical trials may not be representative of the final clinical trial results. The results of studies in one set of patients or line of treatment may not be predictive of those obtained in another and the results in various human clinical trials reported in scientific and medical literature may not be indicative of results we obtain in our clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Preclinical studies may also reveal unfavorable product candidate characteristics, including safety concerns.

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

We have reported preliminary results for clinical trials of our product candidates, including TIL cell therapy for the treatment of metastatic melanoma, non-small cell lung cancer, cervical cancer, and head and neck cancers. These preliminary results, which include assessments of efficacy such as ORR, are subject to substantial risk of change due to small sample sizes and may change as patients are evaluated or as additional patients are enrolled in these clinical trials. These outcomes may be unfavorable, deviate from our earlier reports, and/or delay or prevent regulatory approval or commercialization of our product candidates, including candidates for which we have reported preliminary efficacy results. In clinical trials where a staged expansion is expected, such as studies using a Simon’s two stage design, these outcomes may result in the failure to meet an initial efficacy threshold for the first stage. Furthermore, other measures of efficacy for these clinical trials and product candidates may not be as favorable.

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

Our commercial product and product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences.

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us, IRBs, DSMBs, or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Even if we were to receive product approval, such approval could be contingent on inclusion of unfavorable information in our product labeling, such as limitations on the indications for use for which the products may be marketed or distributed, a label with significant safety warnings, including boxed warnings, contraindications, and precautions, a label without statements necessary or desirable for successful commercialization, or requirements for costly post marketing testing and surveillance, or other requirements, including a REMS, to monitor the safety or efficacy of the products, and in turn prevent us from commercializing and generating revenues from the sale of our current or future product candidates.

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

In addition to our own research and process development efforts, we seek to collaborate with government, academic research institutions and corporate partners to improve TIL manufacturing and to develop TIL cell therapies for new indications. In 2017-2020, we announced our continued collaborations with Moffitt, MDACC, and others to evaluate new solid tumor and hematologic indications for TIL cell therapy in clinical trials and preclinical studies, as well as, in some cases, new TIL manufacturing approaches. The results of these collaborations may be used to support our filing with the FDA of INDs to conduct more advanced clinical trials of our product candidates, or to otherwise analyze or make predictions or decisions with respect to our current or future product candidates. However, because the majority of our collaborations are conducted at outside laboratories and we do not have complete control over how the studies are conducted or reported or over the manufacturing methods used to manufacture TIL product, the results of such studies, which we may use as the basis for our conclusions, projections or decisions with respect to our current or future products and product candidates, may be incorrect or unreliable, or may have a negative impact on us if the results of such studies are imputed to our products or proposed indications, even if such imputation is improper. For example, we have entered into collaborations with Moffitt, and MDACC to perform clinical trials using TIL products that differ from our products, but the results of these clinical trials, if negative, may adversely impact our stock price and our development plans for our products. Additionally, we may use third party data to analyze, reach conclusions or make predictions or decisions with respect to our product candidates that may be incomplete, inaccurate or otherwise unreliable. There may also be delays or other limitations on our activities as a result of the inability of these entities to expedite our priorities in the product, facility, or regulatory approval process.

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

We continue to monitor the impact, if any, of the COVID-19 pandemic on our current and future operations, including our regulatory filing timelines and strategy, as well as our preparation for commercial launch. As the COVID-19 pandemic continues for an extended period of time, any restrictions regarding travel and face to face interactions or constraints on resources, either by us or our contractors, including our CMOs, may negatively impact our regulatory strategy or commercial launch preparations. The COVID-19 pandemic may also impact the FDA and their ability to timely review our regulatory filings and conduct the pre-approval inspections necessary for ultimate approval of BLA. We cannot predict at this time whether and how FDA operations may be impacted at relevant times for our planned regulatory submissions.

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

With the acquisition of Proleukin® in May 2023 and with the future commercialization of AmtagviTM in other markets, a portion of our business will be conducted outside the United States. Furthermore, we are required to make certain future payments under the Proleukin® acquisition agreement that are denominated in non-U.S. dollars, including future deferred consideration and earnout payments based on Proleukin® sales. As such, we face exposure to adverse movements in foreign currency exchange rates, including movements in foreign currency for the future milestone payment. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our results of operations, financial position, and cash flows. Our primary exposure to movements in foreign currency exchange rates currently relates to non-U.S. dollar denominated sales in Europe, the United Kingdom, and Asia, and non-U.S. dollar denominated operating expenses and certain assets and liabilities in our operating subsidiaries.

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

The adverse impacts of climate change include increased frequency and severity of natural disasters and extreme weather events such as hurricanes, tornados, wildfires (exacerbated by drought), flooding, and extreme heat. Extreme weather and sea-level rise pose physical risks to our facilities, as well as those of our suppliers. Such risks include losses incurred as a result of physical damage to facilities, loss or spoilage of inventory, and business interruption caused by such natural disasters and extreme weather events. Other potential physical impacts due to climate change include reduced access to high-quality water in certain regions and the loss of biodiversity, which could impact future product development. These risks could disrupt our operations and supply chains, which may result in increased costs.

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

The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates. *

We completed our first submission of a rolling BLA to the FDA for lifileucel in March 2023. The FDA accepted our BLA for AmtagviTM for patients with advanced melanoma in May 2023 and granted lifileucel Priority Review. The FDA originally assigned November 25, 2023 as the target action date for a decision under PDUFA, however, the FDA then reassigned February 24, 2024 as the revised target action date before approving the BLA on February 16, 2024. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. Our BLA submissions and expected timelines for our product candidates are based on our interpretation of communications received from the FDA to date regarding each product candidate and are subject to revision if additional communications are received from the FDA. As such, we may experience delays with FDA approval of additional BLAs.

We are conducting registrational trials for advanced NSCLC and frontline advanced melanoma cancer with our lifileucel product candidate. These trials, which we refer to as IOV-LUN-202 Cohorts 1 and 2 in the case of advanced NSCLC and TILVANCE-301 in the case of advanced melanoma, are currently underway and have been the subject of formal FDA meetings and communications. For instance, on December 22, 2023, the FDA placed a clinical hold on the IOV-LUN-202 trial in response to a reported Grade 5 (fatal) serious adverse event potentially related to the non-myeloablative lymphodepletion pre-conditioning regimen, and we paused enrollment and the lifileucel treatment regimen for new patients in IOV-LUN-202 during the clinical hold. On March 4, 2024, the FDA lifted the partial clinical hold on the IOV-LUN-202 trial, permitting us to resume patient enrollment. Our current beliefs regarding the registration pathway for lifileucel in these indications are based on our interpretation of communications with the FDA to date and our efforts to address such communications, which may be incorrect. Our statements that the clinical trial may support a BLA submission also assume that our as-adjusted clinical trial has addressed the additional requests and feedback by the FDA. Further, enrollment in these clinical trials may need to be further adjusted based on future feedback from the FDA, changes in the competitive environment, or other regulatory agency input. Protocol revisions may have an adverse effect on the results reported to date. Changes to implement an independent review committee and assay validation and implementation, and the data within these clinical trials may not ultimately be supportive of product approval, all of which could result in significant delays to our currently anticipated timeline for development and approval of the lifileucel product candidate or prevent their approval.

A BLA must also include significant information regarding the chemistry, manufacturing and controls for the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of cell therapies for cancer. We may also not be able to successfully utilize the BTD designation we have received for metastatic cervical cancer to successfully complete the development and commercialization of AmtagviTM for this indication. We may not be able to reach agreement with the FDA on an interpretation of outcomes from our meetings, including meetings we have held with the FDA in relation to our C-145-04 clinical trial and future meetings. In addition, as previously disclosed, Iovance began a confirmatory Phase 3 clinical trial, TILVANCE-301, of lifileucel in combination with pembrolizumab in frontline metastatic melanoma in late 2022. The FDA previously granted Fast Track Designation for lifileucel in combination with pembrolizumab for the treatment of immune checkpoint inhibitor naïve metastatic melanoma. However, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

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

We are, and if we receive regulatory approval of our product candidates, will continue to be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

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

We are subject to new legislation, regulatory proposals, and healthcare payor initiatives that may increase our costs of compliance, and adversely affect our ability to market our products, obtain collaborators, and raise capital. *

In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities, and affect our ability, or the ability of our collaborators, to profitably sell any products for which we obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or our collaborators, may receive for any approved products.

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

Moreover, it is unclear how regulations and sub-regulatory policy, which fluctuate continually, may affect interpretation and further implementation of the ACA and its practical effects on our business. We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare, including drugs and biologics. Any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations. In addition, there is a great degree of uncertainty regarding how recent U.S. Supreme Court decisions, including Loper Bright Enterprises v. Raimondo, 603 U.S. ___ (2024) and Corner Post, Inc. v. Board of Governors of the Federal Reserve System, 603 U.S. ___ (2024), will impact the FDA’s enforcement and decision-making authority. Loper Bright explicitly overturned Chevron deference, which previously gave judicial deference to administrative action by agencies in the executive branch. Furthermore, the Supreme Court’s decision in Corner Post may result in challenges to FDA decisions by new litigants long into the future.

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

Periodic maintenance fees on any issued patent are due to be paid to the USPTO, and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

As of June 30, 2024, we had 297,305,999 shares of common stock outstanding. In addition, we had 33,907,811 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted to purchase common stock based on vesting requirements of stock options and common stock issuable through purchases of employee stock purchase plan, or upon the conversion of preferred stock. The issuance and subsequent sale of the shares underlying these common stock equivalents could depress the trading price of our common stock. On June 10, 2019, our certificate of incorporation was amended to increase the number of authorized shares of our common stock, from 150,000,000 shares to 300,000,000 shares, which was approved by our stockholders on that date. On June 16, 2023, our certificate of incorporation was amended to increase the number of authorized shares of our common stock from 300,000,000 to 500,000,000 shares, which amendment was approved by our stockholders on June 6, 2023.

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

10.1++#	Iovance Biotherapeutics, Inc. 2020 Employee Stock Purchase Plan, as amended.
10.2++#	Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan, as amended.
31.1++	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2++	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1++	Section 1350 Certification of Chief Executive Officer (furnished herewith).
32.2++	Section 1350 Certification of Chief Financial Officer (furnished herewith).
101.INS++	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH++	Inline XBRL Taxonomy Schema Linkbase Document.
101.CAL++	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF++	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB++	Inline XBRL Taxonomy Labels Linkbase Document.
101.PRE++	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (the cover page interactive date file does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document).

++ #	Filed herewith (unless otherwise noted as being furnished herewith). Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Iovance Biotherapeutics, Inc.

August 8, 2024	By:	/s/ Frederick G. Vogt, Ph.D., J.D.
Frederick G. Vogt, Ph.D., J.D.
Interim Chief Executive Officer and President, and General Counsel (Principal Executive Officer)

August 8, 2024	By:	/s/ Jean-Marc Bellemin
Jean-Marc Bellemin
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)