Form 10-Q
period 2024-09-30
IOVANCE BIOTHERAPEUTICS, INC.
filed 2024-11-07
CIK 1425205

+-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the issuer had 304,780,790 shares of common stock, par value $0.000041666 per share, outstanding.

IOVANCE BIOTHERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2024

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

These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the success, cost, enrollment, and timing of our clinical trials;
●	the success, cost and timing of our product development activities;
●	the ability of us or our third-party contract manufacturers to continue to manufacture tumor infiltrating lymphocytes, or TIL, in accordance with our selected process;
●	our ability to design, construct and staff our own manufacturing facility on a timely basis and within the estimated expenses;
●	the success of competing therapies that are or may become available;
●	regulatory developments in the United States of America, or U.S., and foreign countries;
●	the timing of and our ability to obtain and maintain U.S. Food and Drug Administration, or the FDA, European Commission, or other regulatory authority approval of, or other action with respect to, our products and/or product candidates;
●	our ability to attract and retain key scientific or management personnel;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our ability to obtain funding for our operations, including funding necessary to complete further development of our product candidates and commercialization of our products;
●	our ability to successfully commercialize Amtagvi™ (lifileucel) and Proleukin® (aldesleukin), and any other products and/or product candidates for which we obtain or have obtained FDA or other regulatory approvals, including by the European Commission in the European Union, or the EU;
●	the ability and willingness of our third-party research institution collaborators to continue research and development activities relating to our product candidates;
●	the potential of our other research and development and strategic collaborations;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our manufacturing methods and products and/or product candidates;
●	our plans to research, develop and commercialize our products and/or product candidates;
●	the size and growth potential of the markets for our products and/or product candidates and our ability to serve those markets;
●	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
●	fluctuations in the trading price of our common stock; and
●	our use of cash and other resources.

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

PART I. FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except share and per share information)

	September 30,	December 31,
	2024	2023
ASSETS

Current Assets
Cash and cash equivalents	$164,186	$114,888
Trade accounts receivable	55,768	151
Short-term investments	233,302	164,979
Inventory	38,578	10,372
Prepaid expenses and other assets	6,744	17,458
Total Current Assets	498,578	307,848

Property and equipment, net	112,520	114,030
Intangible assets, net	306,639	229,258
Operating lease right-of-use assets	66,743	62,515
Restricted cash	6,355	66,430
Long-term assets	280	270
Total Assets	$991,115	$780,351

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$31,686	$33,123
Accrued expenses	74,819	69,406
Operating lease liabilities	11,551	7,777
Total Current Liabilities	118,056	110,306

Non-Current Liabilities
Operating lease liabilities – non-current	66,389	67,085
Deferred tax liabilities	32,215	17,347
Long-term note payable	1,000	1,000
Total Non-Current Liabilities	99,604	85,432
Total Liabilities	217,660	195,738

Commitments and contingencies

Stockholders’ Equity
Series A Convertible Preferred stock, $0.001 par value; 17,000 shares designated, 194 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Series B Convertible Preferred stock, $0.001 par value; 11,500,000 shares designated, 2,842,158 shares issued and outstanding as of September 30, 2024 and December 31, 2023	3	3
Common stock, $0.000041666 par value; 500,000,000 shares authorized, 304,620,470 and 256,135,715 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	13	11
Accumulated other comprehensive loss	16,242	2,526
Additional paid-in capital	3,063,190	2,594,448
Accumulated deficit	(2,305,993)	(2,012,375)
Total Stockholders’ Equity	773,455	584,613
Total Liabilities and Stockholders’ Equity	$991,115	$780,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited; in thousands, except per share information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue
Product revenue	$58,555	$469	$90,376	$707
Total revenue	58,555	469	90,376	707

Costs and expenses
Cost of sales	$39,823	$4,340	$78,452	$6,390
Research and development	68,245	87,526	210,112	256,607
Selling, general and administrative	39,553	26,964	110,514	77,013
Total costs and expenses	147,621	118,830	399,078	340,010
Loss from operations	(89,066)	(118,361)	(308,702)	(339,303)
Other income
Interest income, net	4,005	3,358	10,698	9,925
Net Loss before income taxes	$(85,061)	$(115,003)	$(298,004)	$(329,378)
Income tax benefit	1,520	1,243	4,386	1,720
Net Loss	$(83,541)	$(113,760)	$(293,618)	$(327,658)
Net Loss Per Share of Common Stock, Basic and Diluted	$(0.28)	$(0.46)	$(1.03)	$(1.44)
Weighted Average Shares of Common Stock Outstanding, Basic and Diluted	303,269	245,817	284,836	228,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net Loss	$(83,541)	$(113,760)	$(293,618)	$(327,658)
Other comprehensive loss:
Unrealized gain on investments	269	18	220	912
Foreign currency translation adjustment	15,447	(9,440)	13,496	(9,107)
Comprehensive Loss	$(67,825)	$(123,182)	$(279,902)	$(335,853)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended September 30, 2024 and 2023

(unaudited; in thousands, except share information)

	Series A		Series B
	Convertible		Convertible				Additional	Accumulated other		Total
	Preferred Sock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - June 30, 2024	194	$—	2,842,158	$3	297,305,999	$12	$2,990,451	$526	$(2,222,452)	$768,540
Stock-based compensation expense	—	—	—	—	—	—	30,786	—	—	30,786
Common stock issued upon purchase of employee stock purchase plan	—	—	—	—		—	—	—	—	—
Vesting of restricted shares issued for services	—	—	—	—	1,707,198	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(587,244)	—	(6,277)	—	—	(6,277)
Common stock issued upon exercise of stock options	—	—	—	—	84,283	—	713	—	—	713
Common stock sold in public and/or at the market offering, net of offering costs	—	—	—	—	6,110,234	1	47,517	—	—	47,518
Unrealized gain on investments	—	—	—	—	—	—	—	269	—	269
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	15,447	—	15,447
Net loss	—	—	—	—	—	—	—	—	(83,541)	(83,541)
Balance - September 30, 2024	194	$—	2,842,158	$3	304,620,470	$13	$3,063,190	$16,242	$(2,305,993)	$773,455

Balance - June 30, 2023	194	$—	2,842,158	$3	224,688,434	$9	$2,360,468	$325	$(1,782,236)	$578,569
Stock-based compensation expense	—	—	—	—	—	—	15,821	—	—	15,821
Common stock issued upon purchase of employee stock purchase plan	—	—	—	—	—	—	—	—	—	—
Vesting of restricted shares issued for services	—	—	—	—	195,243	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(49,998)	—	(379)	—	—	(379)
Common stock sold in public and/or at the market offerings, net of offering costs	—	—	—	—	31,000,000	2	203,177	—	—	203,179
Common stock issued upon exercise of stock options	—	—	—	—	—	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	—	—	18	—	18
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	(9,440)	—	(9,440)
Net loss	—	—	—	—	—	—	—	—	(113,760)	(113,760)
Balance - September 30, 2023	194	$—	2,842,158	$3	255,833,679	$11	$2,579,087	$(9,097)	$(1,895,996)	$674,008

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2024 and 2023

(unaudited; in thousands, except share information)

	Series A		Series B
	Convertible		Convertible				Additional	Accumulated other		Total
	Preferred Sock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance - December 31, 2023	194	$—	2,842,158	$3	256,135,715	$11	$2,594,448	$2,526	$(2,012,375)	$584,613
Stock-based compensation expense	—	—	—	—	—	—	80,389	—	—	80,389
Common stock issued upon purchase of employee stock purchase plan	—	—	—	—	294,222	—	1,562	—	—	1,562
Vesting of restricted shares issued for services	—	—	—	—	2,877,028	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(1,003,755)	—	(11,978)	—	—	(11,978)
Common stock sold in public and/or at the market offering, net of offering costs					46,141,726	2	397,302			397,304
Common stock issued upon exercise of stock options	—	—	—	—	175,534	—	1,467	—	—	1,467
Unrealized gain on investments	—	—	—	—	—	—	—	220	—	220
Foreign currency cumulative adjustments	—	—	—	—	—	—	—	13,496	—	13,496
Net loss	—	—	—	—	—	—	—	—	(293,618)	(293,618)
Balance - September 30, 2024	194	$—	2,842,158	$3	304,620,470	$13	$3,063,190	$16,242	$(2,305,993)	$773,455

Balance - December 31, 2022	194	$—	2,842,158	$3	187,812,072	$8	$2,068,867	$(902)	$(1,568,338)	$499,638
Stock-based compensation expense	—	—	—	—	—	—	48,226	—	—	48,226
Vesting of restricted shares issued for services	—	—	—	—	1,112,864	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(405,539)	—	(2,609)	—	—	(2,609)
Common stock issued upon purchase of employee stock purchase plan	—	—	—	—	226,196	—	1,271	—	—	1,271
Common stock issued upon exercise of stock options	—	—	—	—	7,860	—	55	—	—	55
Common stock sold in public offering, net of offering costs	—	—	—	—	67,080,226	3	463,277	—	—	463,280
Unrealized gain on investments	—	—	—	—	—	—	—	912	—	912
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	(9,107)	—	(9,107)
Net loss	—	—	—	—	—	—	—	—	(327,658)	(327,658)
Balance - September 30, 2023	194	$—	2,842,158	$3	255,833,679	$11	$2,579,087	$(9,097)	$(1,895,996)	$674,008

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(293,618)	$(327,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	78,650	48,226
Unrealized foreign exchange gains	(179)	176
Amortization of intangible assets	15,656	5,939
Amortization of right of use asset	7,271	8,855
Depreciation and amortization of property and equipment	8,992	8,619
Deferred tax benefit	(4,387)	(1,720)
Accretion of discounts and premiums on investments	(7,489)	(1,878)
Changes in assets and liabilities:
Prepaid expenses, other assets and long-term assets	3,205	(4,914)
Trade accounts receivable	(55,617)	—
Inventory	(26,467)	(9,195)
Operating lease liabilities	(8,423)	(8,074)
Accounts payable	(1,769)	(6,595)
Accrued expenses and other liabilities	4,494	10,369
Net cash used in operating activities	(279,681)	(277,850)

Cash Flows from Investing Activities
Maturities of investments	312,000	247,583
Purchase of investments	(372,614)	(98,333)
Cash paid for acquisition, including contingent consideration, net of cash acquired	(52,573)	(212,886)
Purchase of property and equipment	(6,901)	(18,761)
Net cash used in investing activities	(120,088)	(82,397)

Cash Flows from Financing Activities
Tax payments related to shares withheld for vested restricted stock units	(11,978)	(2,609)
Proceeds from the issuance of common stock under employee stock purchase plan	1,562	1,271
Proceeds from the issuance of common stock upon exercise of options	1,467	55
Proceeds from the issuance of common stock, net	397,304	463,280
Net cash provided by financing activities	388,355	461,997
Effect of foreign exchange rate changes	637	(5,761)
Net increase in cash, cash equivalents and restricted cash	(10,777)	95,989
Cash, Cash Equivalents and Restricted Cash Beginning of Period	181,318	238,161
Cash, Cash Equivalents and Restricted Cash End of Period	$170,541	$334,150

Supplemental disclosure of non-cash investing and financing activities:
Fair value of net assets acquired	$—	$222,637
Net unrealized gain on investments	220	912
Acquisition of property and equipment included in accounts payable and accrued expenses	4,613	3,752
Intangible asset and deferred tax liability arising from contingent consideration	17,495	—
Accrued capitalized acquisition costs	—	63
Lease liabilities arising from obtaining right-of-use asset from new leases	—	177
Lease liabilities arising from obtaining right-of-use asset from lease modifications	11,500	1,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. GENERAL ORGANIZATION, BUSINESS AND LIQUIDITY

General Organization and Business

Iovance Biotherapeutics, Inc. (the “Company”) is a commercial-stage biopharmaceutical company pioneering a transformational approach to treating cancer by harnessing the human immune system’s ability to recognize and destroy diverse cancer cells using therapies personalized for each patient. The Company’s mission is to be the global leader in innovating, developing and delivering tumor infiltrating lymphocyte (“TIL”) cell therapies for patients with solid tumor cancers. The Company is executing the U.S. launch of Amtagvi™ (lifileucel), the first product within its autologous TIL cell therapy platform, while also marketing Proleukin® (aldesleukin), an interleukin-2 (“IL-2”) product used in the Amtagvi™ treatment regimen. Amtagvi™ is the first and the only one-time, individualized T cell therapy to receive U.S. Food and Drug Administration (“FDA”) approval for a solid tumor cancer. Amtagvi™ is a tumor-derived autologous T cell immunotherapy indicated for the treatment of adult patients with unresectable or metastatic melanoma previously treated with a PD-1 blocking antibody, and if BRAF V600 mutation positive, a BRAF inhibitor with or without a MEK inhibitor. This indication was approved under accelerated approval based on overall response rate (“ORR”). Continued approval for this indication may be contingent upon verification and description of clinical benefit in future confirmatory trials. Amtagvi™ and Proleukin® are part of a treatment regimen that includes lymphodepletion.

In addition to the U.S., the Company plans to launch Amtagvi™ into additional markets with a high prevalence of advanced melanoma, including the European Union, United Kingdom, Canada, Switzerland, and Australia. In June 2024, the Company submitted a centralized marketing authorization application (“MAA”) to the European Medicines Agency (“EMA”) for lifileucel. In August 2024, the MAA was validated and accepted for review by the EMA. In October 2024, an MAA was submitted to the Medicines and Healthcare products Regulatory Agency in the United Kingdom, and a new drug submission (“NDS”) was deemed eligible for Notice of Compliance with Conditions (“NOC/c”) by Health Canada. The NOC/c policy includes a prioritized 200-day review process for potential NDS approval in mid-2025. If approved, lifileucel is expected to be the first and only approved therapy in this treatment setting in these markets. Across the U.S. and other targeted global markets, Amtagvi™ has the potential to address more than 20,000 previously treated advanced melanoma patients annually.

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

The Company manufactures Amtagvi™ and its investigational TIL cell therapies using centralized, scalable, and proprietary manufacturing processes which rejuvenate and multiply polyclonal T cells unique to each patient into the billions and yields a cryopreserved, individualized therapy. Amtagvi™ is manufactured for commercial use at the Company’s manufacturing facility, the Iovance Cell Therapy Center (the “iCTC”), and by a contract manufacturing organization (“CMO”).

The Company’s development pipeline includes multicenter trials of TIL cell therapies in additional treatment settings for solid tumor cancers. The Company is investigating TIL monotherapies for patients with later stage disease who were previously treated with standard of care therapies and TIL combinations with standard of care therapies to potentially improve outcomes in patients who are earlier in their disease. The Company is conducting two ongoing registrational trials to support a supplementary BLA (“sBLA”), of its TIL cell therapies in frontline advanced melanoma and in advanced non-small cell lung cancer (“NSCLC”) following standard of care chemo-immunotherapy. The Company is also developing next generation therapies, such as genetically modified and gene edited TIL cell therapy and next generation cytokines.

Basis of Presentation of Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company for the nine months ended September 30, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company's financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2024 or for any other period. The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2024. These interim financial statements should be read in conjunction with that report. Certain prior period amounts reported in the Company’s condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period presentation.

Liquidity

As of September 30, 2024, the Company had $403.8 million in cash, cash equivalents, short term-investments, and restricted cash ($164.2 million of cash and cash equivalents, $233.3 million in short-term investments, and $6.4 million in restricted cash). The Company has recently launched its first internally developed commercial product and continues to be engaged in the development of therapeutics to fight cancer, specifically solid tumors. With the recent approval of the BLA, the Company began to generate revenue from the sale of its product Amtagvi™ in the second quarter of 2024. Furthermore, following the acquisition of the worldwide rights to Proleukin® (as discussed below in Note 4 - Proleukin® Acquisition) in the second quarter of 2023, the Company began to generate revenue from the sales of Proleukin®. However, such revenues for Amtagvi™ and Proleukin® may not be material enough to generate positive operational cash flows during the 12 months from the date the condensed consolidated financial statements are issued and this Form 10-Q is filed. The Company has incurred a net loss of $293.6 million for the nine months ended September 30, 2024 and used $279.7 million of cash in its operating activities during the nine months ended September 30, 2024.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents, and Investments

The Company’s cash and cash equivalents include short-term investments with original maturities of up to six months or less when purchased. The Company's investments are classified as “available-for-sale.” The Company includes these investments in current assets or non-current assets in the condensed consolidated balance sheets based on the length of maturity from the reporting date and carries them at fair value. Unrealized gains and losses on available-for-sale securities are recorded in the condensed consolidated statements of comprehensive loss. Impairment losses related to credit losses (if any) are recorded as an allowance for credit losses with an offsetting entry to Interest income, net. No impairment losses related to credit losses were recognized for the nine months ended September 30, 2024 and 2023. The cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in Interest income, net in the condensed consolidated statements of operations. Gains and losses on securities sold are recorded based on the specific identification method and are included in Interest income, net in the condensed consolidated statements of operations. The Company has not incurred any realized gains or losses from sales of securities to date. The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities and commercial paper, and places restrictions on maturities and concentration by type and issuer, except for securities issued by the U.S. government.

Restricted Cash

As of September 30, 2024 and December 31, 2023, restricted cash totaled $6.4 million and $66.4 million, respectively. These amounts have been classified as either current or non-current assets in the Company’s condensed consolidated balance sheet based on the maturity date of the underlying letter of credit agreement.

The Company maintains a required minimum balance in a segregated bank account in connection with its letters of credit for which amounts are restricted as to their use by the Company. As of September 30, 2024, the Company’s letters of credit were primarily comprised of a letter of credit for the benefit of the iCTC used as a security deposit for the lease in the amount of $5.45 million and a letter of credit for $0.6 million for the benefit of the landlord for the Company’s current headquarters’ lease (See Note 12 - Leases). The letter of credit for $5.45 million originally expired on May 28, 2020, however, it automatically extends for additional one-year periods, without written agreement, to May 28 in each succeeding calendar year, through at least 60 days after the lease expiration date. Further, on the expiration of the seventh year of the lease, and each anniversary date thereafter, the letter of credit may be decreased by $1.0 million, with a minimum security deposit of $1.5 million maintained through the end of the lease term. The letter of credit with the landlord for the Company’s current headquarters’ lease expires on February 1, 2032, however, it will be automatically extended, without written agreement, for one-year periods to February in each succeeding calendar year.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash, reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30,
	2024	2023
Cash and cash equivalents	$164,186	$267,720
Restricted cash (current and long-term)	6,355	66,430
Total cash, cash equivalents and restricted cash	$170,541	$334,150

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

Deferred tax liabilities arising from basis differences in assets acquired are calculated using the simultaneous equations method under ASC Topic 740, Income Taxes (“ASC 740”), and based on the effective tax rate. The resulting deferred tax liability is recorded in the condensed consolidated balance sheet as of September 30, 2024.

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

Proleukin® inventories presented in the condensed consolidated balance sheet as of September 30, 2024 include a step-up of the fair value of inventories as a result of the acquisition of the worldwide rights to Proleukin®.

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

Cost of sales includes inventory and period costs related to overhead and manufacturing costs of Amtagvi™ during the period from approval through September 30, 2024, as well as the cost of inventories and other costs that are directly associated with the purchase and sales of Proleukin®. In addition, cost of sales in the Company’s condensed consolidated statements of operations includes royalties payable on sales of its products, as well as non-cash expenses including amortization of the fair value step-up of acquired Proleukin® inventory which is recognized as the acquired inventory units are sold, the acquired intangible asset related to developed technology, and the intellectual property license intangible assets.

During our commercial manufacturing process, certain Amtagvi™ product may become out-of-specification, meaning they fall outside commercial specifications. This out-of-specification product can still be utilized by patients in a clinical trial, an expanded or early access program, or single-patient investigational new drug, at which point the costs associated with these batches are classified as research and development expense based on the fact that we receive clinical data related to these infusions.

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

The Company reviews intangible assets for impairment at least annually and whenever events or changes in circumstances have occurred which could indicate that the carrying value of the assets are not recoverable. If such indicators are present, the Company assesses the recoverability of affected assets by determining if the carrying value of the assets is less than the sum of the undiscounted future cash flows of the assets. If the assets are found to not be recoverable, the Company measures the amount of impairment by comparing the carrying value of the assets to their fair values. The Company determined that no indicators of impairment existed as of September 30, 2024.

Leases

The Company determines if an arrangement includes a lease at inception and thereafter, if modified. Operating leases are included in its condensed consolidated balance sheets as operating lease right-of-use assets and operating lease liabilities as of September 30, 2024 and December 31, 2023. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date or modification date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses an estimated incremental borrowing rate that is applicable to the Company based on the information available at the later of the lease commencement or modification date.

The operating lease right-of-use assets also include any lease payments made less lease incentives. The Company’s leases may include options to extend or terminate the lease, which is considered in the lease term when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term and recorded in costs and expenses in the condensed consolidated statements of operations. The Company has elected not to apply the recognition requirements of Accounting Standards Update (“ASU”) No. 2016-02 and No. 2018-10 (together, “Topic 842”) for short-term leases.

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

Accrued Research and Development Costs

Research and development costs are expensed as incurred. Clinical development costs compose a significant component of research and development costs. The Company has a history of contracting with third parties, including contract research organizations (“CROs”), independent clinical investigators, and CMOs that perform various clinical trial activities on the Company’s behalf in connection with the ongoing development of the Company’s product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. The Company accrues and expenses costs for clinical trial activities performed by third parties based upon the work completed to date for each clinical trial in accordance with agreements established with CROs, hospitals, and clinical investigators. Accruals for CROs and CMOs are recorded based on services received and efforts expended pursuant to agreements established with CROs, CMOs and other outside service providers. The Company determines its costs through discussions with internal clinical stakeholders and outside service providers as to the progress or stage of completion of clinical trials or services and the contracted fee to be paid for such services.

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

As of September 30, 2024 and 2023, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive:

	September 30,
	2024	2023
Stock options	18,852,682	19,274,301
Restricted stock units	9,915,563	225,110
Employee Stock Purchase Plan	250,400	3,788,605
Series A Convertible Preferred Stock*	97,000	97,000
Series B Convertible Preferred Stock*	2,842,158	2,842,158
	31,957,803	26,227,174

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Iovance Biotherapeutics, Inc. and its wholly-owned subsidiaries, Iovance Biotherapeutics Manufacturing LLC, Iovance Biotherapeutics GmbH, Iovance Biotherapeutics B.V., Iovance Biotherapeutics UK Ltd, Iovance Biotherapeutics UK SP Ltd, and Iovance Biotherapeutics Canada, Inc. All intercompany accounts and transactions have been eliminated.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”), issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosures required for operating segments in annual and interim consolidated financial statements. ASC 2023-07 is effective for us in our annual reporting for fiscal year 2024 and for interim period reporting beginning in fiscal year 2025 on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact of ASC 2023-07 on our consolidated financial statements.

NOTE 3. CASH EQUIVALENTS AND INVESTMENTS

The amortized cost and fair value of cash equivalents and investments as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of September 30, 2024	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$272,887	$259	$—	$273,146
Money market funds	62,865	—	—	62,865
Total investments	$335,752	$259	$—	$336,011

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2023	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$164,940	$39	$—	$164,979
Money market funds	34,053	—	—	34,053
Total investments	$198,993	$39	$—	$199,032

The fair value of cash equivalents and investments as of September 30, 2024 and December 31, 2023, are classified as follows in the Company’s condensed consolidated balance sheets (in thousands):

	September 30,	December 31,
Classified as:	2024	2023
Cash equivalents	$102,709	$34,053
Short-term investments	233,302	164,979
Total investments	$336,011	$199,032

Cash equivalents in the tables above exclude cash demand deposits of $61.5 million and $80.8 million as of September 30, 2024 and December 31, 2023, respectively. Unrealized gains and losses are included in accumulated other comprehensive loss. All available-for-sale securities held as of September 30, 2024 and December 31, 2023, had contractual maturities of less than one year. No significant available-for-sale securities held as of the periods presented have been in a continuous unrealized loss position for more than 12 months. To date, the Company has not recorded any impairment charges on its investments.

Recurring Fair Value Measurements

As of September 30, 2024, and December 31, 2023, the fair value of the Company’s financial assets that are measured at fair value on a recurring basis, which consist of cash equivalents and short-term and long-term investments classified as available-for-sale securities, are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of September 30, 2024
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$273,146	$—	$—	$273,146
Money market funds	62,865	—	—	62,865
Total investments	$336,011	$—	$—	$336,011

	Assets at Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$164,979	$—	$—	$164,979
Money market funds	34,053	—	—	34,053
Total	$199,032	$—	$—	$199,032

NOTE 4. PROLEUKIN® ACQUISITION

On January 23, 2023, the Company and its newly formed, wholly owned subsidiary, Iovance Biotherapeutics UK Ltd (the “Purchaser”) entered into an Option Agreement (the “Option Agreement”) with Clinigen Holdings Limited, Clinigen Healthcare Limited, and Clinigen, Inc. (collectively, “Clinigen”), a global pharmaceutical services company, pursuant to which the Purchaser would acquire the worldwide rights for the manufacturing, supply, commercialization and sale of Proleukin® (aldesleukin) (the “Acquisition”).

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

The $222.7 million of total cost of the Acquisition consisted of (i) a $210.2 million of cash payment to Clinigen and (ii) $12.5 million of direct transaction costs incurred by the Company. The Option Agreement additionally provides for contingent cash payments consisting of (i) a milestone payment of £41.7 million, or $52.6 million, upon first approval of lifileucel in advanced melanoma, (ii) deferred consideration based on double digit rates on global net sales (as defined in the Option Agreement) payable from the Company to the sellers following the completion of the Acquisition over a deferred consideration term of twelve years, and (iii) after the deferred consideration term, earnout payments payable from the Company to sellers following the completion of the transaction if deferred consideration payments are equal or greater than the deferred consideration amount provided for in the Option Agreement. These contingent payments were determined to be within the scope of ASC 450 and will be recognized when they are both probable and estimable. During the first quarter of 2024, the Company made the required milestone payment of $52.6 million (£41.7 million) upon the approval of our BLA of Amtagvi™, which was capitalized as an intangible asset and is being amortized over the remaining useful life of such asset. Additionally, $17.5 million (£13.9 million) was added to the carrying value of the acquired developed technology intangible asset, which reflects the deferred tax liability recognized on the temporary differences related to the book and tax basis of the acquired intangible assets. For the three and nine months ended September 30, 2024, the Company recorded deferred consideration of $3.9 million and $8.2 million, respectively. No such deferred consideration was recorded in the same periods ended September 30, 2023.

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

NOTE 5. INTANGIBLE ASSETS, NET

The gross carrying amounts and net book value of intangible assets as of September 30, 2024 and December 31, 2023, are as follows (in thousands):

	September 30,	December 31,
	2024	2023
Developed technology	$325,421	$238,612
Assembled workforce	686	652
Intellectual property license	7,500	-
Total intangible assets	$333,607	$239,264
Less: accumulated amortization	(26,968)	(10,006)
Intangible assets, net	$306,639	$229,258

The Company recognized amortization expense of $5.5 million and $15.7 million during the three and nine months ended September 30, 2024 and $4.0 million and $5.9 million for each of the same periods ended September 30, 2023. Amortization expense for the developed technology and the intellectual property license intangible assets is recorded in cost of sales, and amortization expense for the assembled workforce is recorded in selling, general and administrative expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2024, and 2023.

The total estimated amortization of the Company’s intangible assets for the remaining three months ending December 31, 2024, and the years ending December 31, 2025, 2026, 2027, and 2028 are $5.7 million, $22.9 million, $22.8 million, $22.7 million, and $22.7 million, respectively.

NOTE 6. INVENTORY

As of September 30, 2024 and December 31, 2023, inventory consists of the following (in thousands):

	September 30,	December 31,
	2024	2023
Raw materials	$23,888	$—
Work in process	4,625	5,749
Finished goods	10,065	4,623
Total inventory	$38,578	$10,372

NOTE 7. REVENUE

Net revenue for the periods presented represents sales of Amtagvi™ and Proleukin® as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Amtagvi™	$42,038	$—	$54,857	$—
Proleukin®	16,517	469	35,519	707
Total net revenue	$58,555	$469	$90,376	$707

Revenue from Proleukin® was primarily related to sales made to specialty distributors and authorized treatment centers (“ATCs”) in the U.S. market to support the launch of Amtagvi™. Amtagvi™ revenue is recognized upon patient infusion, while Proleukin® revenue is recognized upon delivery to specialty distributors, clinical manufacturers and ATCs.

Revenue from product sales was recorded net of GTN adjustments. The following table summarizes GTN adjustments for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Gross revenue	$59,840	$473	$93,192	$711
GTN adjustments:
Government rebates and chargebacks	51	—	—	—
Wholesaler fees and cash discounts	(958)	(4)	(1,893)	(4)
Other rebates, returns, discounts and adjustments	(379)	—	(923)	—
Total GTN adjustments	(1,285)	(4)	(2,816)	(4)
Net revenue	$58,555	$469	$90,376	$707

Consolidated net product revenue by geographic area for the periods presented is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
United States	$57,815	$—	$87,849	$—
Rest of world	740	469	2,527	707
Net revenue	$58,555	$469	$90,376	$707

Net product revenue in the U.S. is comprised of Amtagvi™ revenue, as well as Proleukin® sales to support the ongoing commercial launch of Amtagvi™. Net product revenue to date for the rest of world is comprised of sales of Proleukin® into markets outside of the U.S., primarily into European markets.

The following table summarizes the amount and percentage of gross revenue attributable to customers that represented more than 10% of the Company’s gross revenue and all other customers as a group for the three and nine months ended September 30, 2024 (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024
	$	%	$	%
Customer A	$12,474	21%	$16,916	18%
Customer B	—	0%	12,213	13%
Other customers	47,366	79%	64,064	69%
Gross revenue	$59,840	100%	$93,192	100%
GTN adjustments	(1,285)		(2,816)
Net revenue	$58,555		$90,376

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2024	2023
Leasehold improvements	$76,847	$76,804
Lab, process, and validation equipment	23,919	23,131
Utility equipment	5,990	5,990
Office furniture and equipment	3,456	3,297
Computer software	8,512	7,772
Computer equipment	595	542
Machinery and equipment	363	306
Construction in progress	29,663	24,101
Total property and equipment, cost	$149,345	$141,943
Less: Accumulated depreciation and amortization	(36,825)	(27,913)
Property and equipment, net	$112,520	$114,030

Depreciation and amortization expense for the three months ended September 30, 2024 and 2023, was $3.0 million and $2.9 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2024 and 2023, was $9.0 million and $8.6 million, respectively.

NOTE 9. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued payroll and employee related expenses	$32,237	$34,814
Clinical related	8,895	10,911
Manufacturing related	15,236	10,893
Facilities related	2,055	2,437
Legal and related services	3,355	1,610
Inventory and distribution related	8,660	2,148
Other accrued expenses	4,381	6,593
Total accrued expenses	$74,819	$69,406

NOTE 10. STOCKHOLDERS’ EQUITY

Common Stock

The Company’s certificate of incorporation, as amended, authorizes the issuance of up to 500,000,000 shares of the Company’s common stock, par value $0.000041666. As of September 30, 2024, 304,620,470 shares of the Company’s common stock were issued and outstanding.

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

During the three months ended September 30, 2024, the Company raised approximately $47.5 million in net proceeds, after offering costs, through the sale of 6,110,234 shares of common stock pursuant to the 2023 Sale Agreement at a weighted average price per share of $7.94. During the nine months ended September 30, 2024, the Company raised approximately $200.0 million in net proceeds, after offering costs, through the sale of 23,127,726 shares of common stock pursuant to the 2023 Sale Agreement at a weighted average price per share of $8.82. During the three months ended September 30, 2023, the Company received approximately $41.7 million in net proceeds, after offering costs, through the sale of 8,000,000 shares of common stock pursuant to the 2023 Sale Agreement at a weighted average price per share of $5.33. During the nine months ended September 30, 2023, the Company received approximately $301.7 million in net proceeds, after offering costs, through the sale of 44,080,226 shares of common stock pursuant to the Sale Agreements at a weighted average price per share of $6.99.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock. As of September 30, 2024, 17,000 shares were designated as Series A Convertible Preferred Stock and 11,500,000 shares were designated as Series B Convertible Preferred Stock.

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

During the three and nine months ended September 30, 2024 and 2023, no shares of Series A Convertible Preferred Stock were converted into shares of common stock. As of September 30, 2024 and December 31, 2023, 194 shares of Series A Convertible Preferred Stock (that are convertible into 97,000 shares of common stock) remained outstanding.

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

During the three and nine months ended September 30, 2024 and 2023, no shares of Series B Convertible Preferred Stock were converted into shares of common stock. As of September 30, 2024 and December 31, 2023, 2,842,158 shares of Series B Preferred Stock (that are convertible into 2,842,158 shares of common stock) remained outstanding.

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

On April 22, 2018, the Company’s Board of Directors (the “Board”) adopted the 2018 Plan, which was approved by the Company’s stockholders in June 2018. The 2018 Plan as approved initially authorized the issuance up to an aggregate of 6,000,000 shares of the Company’s common stock in the form of incentive (qualified) stock options, non-qualified options, common stock, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards or any combination of the foregoing. On June 8, 2020, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 6,000,000 to 14,000,000 shares, which became effective immediately. Additionally on June 10, 2022, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 14,000,000 to 20,700,000, which became effective immediately. On June 6, 2023, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 20,700,000 to 29,700,000, which became effective immediately. On June 11, 2024, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 29,700,000 to 36,700,000 and permit share recapture from the 2014 Plan, which amendment became effective immediately. As of September 30, 2024, 8,503,825 shares of the Company’s common stock were available for grant under the 2018 Plan, including shares recaptured from the 2014 Plan.

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

The Compensation Committee approved additional amendments to the 2021 Inducement Plan solely to increase the number of shares reserved for issuance under the 2021 Inducement Plan from 1,750,000 to 2,250,000 shares of the Company’s common stock on March 13, 2023 and from 2,250,000 to 2,750,000 shares of the Company’s common stock on February 26, 2024 without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, equity awards under the 2021 Inducement Plan may only be made to an employee if such employee is granted such equity awards in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. In addition, awards under the 2021 Inducement Plan may only be made to employees who have not previously been an employee or member of the Board (or any parent or subsidiary of the Company) or following a bona fide period of non-employment of the employee by the Company (or a parent or subsidiary of the Company). As of September 30, 2024, 34,463 shares of the Company’s common stock were available for grant under the Inducement Plan.

Stock Options

A summary of the status of stock options as of September 30, 2024 and the changes during the nine months ended September 30, 2024 is presented in the following table:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contract	Value
	Options	Price	Life (Years)	( in thousands)
Outstanding at December 31, 2023	18,899,849	$18.57		$
Issued	1,171,565	10.23
Exercised	(175,534)	8.36
Expired/Cancelled	(1,043,198)	22.57
Outstanding at September 30, 2024	18,852,682	$17.92	6.13	$14,898
Ending vested and expected to vest at September 30, 2024	18,852,682	$17.92	6.13	$14,898
Options exercisable at September 30, 2024	14,649,266	$20.55	5.39	$8,398

As of September 30, 2024, there was $22.4 million of total unrecognized compensation expense related to unvested employee stock options. The unrecognized compensation expense is estimated to be recognized over a period of 1.66 years as of September 30, 2024. The weighted average grant date fair value for employee options granted under the Company’s stock option plans during the nine months ended September 30, 2024 was $7.33 per option.

The aggregate intrinsic value in the table above reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended September 30, 2024 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2024. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

Employee Stock Purchase Plan

In June 2020, the Company adopted the 2020 ESPP upon its approval by the Company’s shareholders at its Annual Stockholders Meeting on June 8, 2020. The Company reserved 500,000 shares of its common stock for issuance under the 2020 ESPP. On June 6, 2023, the Company's stockholders approved an amendment to the 2020 ESPP to increase the number of shares reserved for issuance under the 2020 ESPP from 500,000 to 1,400,000 shares of the Company’s common stock, which became effective immediately. On June 11, 2024, the Company's stockholders approved an amendment to the 2020 ESPP, to increase the number of shares reserved for issuance under the 2020 ESPP from 1,400,000 to 1,900,000 shares of the Company’s common stock, which became effective immediately.

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

The compensation expense related to the 2020 ESPP for the three and nine months ended September 30, 2024 was $0.4 million and $1.1 million, respectively, The compensation expense related to the 2020 ESPP for the three and nine months ended September 30, 2023 was $0.3 million and $0.9 million, respectively. As of September 30, 2024, there was $0.3 million of unrecognized compensation cost associated with the 2020 ESPP, which is expected to be recognized over the remaining 2.3 months.

Restricted Stock Units

A summary of the status of RSUs as of September 30, 2024 and the changes during the nine months ended September 30, 2024 is presented in the following table:

		Weighted
	Number	Average
	of	Grant Date
	RSUs and PRSUs	Fair Value
Outstanding at December 31, 2023	3,453,901	$8.97
Granted	9,924,555	16.53
Vested/Released	(2,877,028)	13.16
Canceled/Forfeited	(585,865)	15.12
Outstanding at September 30, 2024	9,915,563	$14.96
Ending vested and expected to vest at September 30, 2024	9,915,563	$14.96

As of September 30, 2024, there was $111.6 million of unrecognized stock-based compensation expense associated with unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of 1.84 years. The aggregate intrinsic value of the unvested RSUs outstanding as of September 30, 2024 was $93.1 million.

Stock-Based Compensation

Total stock-based compensation expense related to all of the Company’s stock-based awards, which was recorded in total costs and expenses in the condensed consolidated statements of operations, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Cost of sales	$3,065	$—	$5,362	$—
Research and development	13,803	8,787	35,825	27,036
Selling, general and administrative	14,138	7,034	37,463	21,190
Total stock-based compensation expense	$31,006	$15,821	$78,650	$48,226

The amount included in capitalized inventory for stock-based compensation expense for personnel engaged with manufacturing activities was $1.7 million as of September 30, 2024. No such cost was included in inventory as of December 31, 2023.

Total stock-based compensation expense by type of award was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Stock option expense	$5,050	$11,392	$16,080	$34,987
Restricted stock expense	25,528	4,088	61,470	12,291
ESPP expense	428	341	1,100	948
Total stock-based compensation expense	$31,006	$15,821	$78,650	$48,226

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

Pursuant to the terms of the CRADA, as amended, the Company is required to make quarterly payments of $0.5 million to the NCI for support of research activities through the end of 2024. Commencing in 2025, the Company is required to make quarterly payments of $0.9 million to the NCI for support of research activities through the end of the CRADA’s term. To the extent the Company licenses patent rights relating to a TIL-based product candidate, the Company will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, the Company may be required to supply certain test articles, including TIL, grown and processed under Current Good Manufacturing Practice (“cGMP”) conditions, suitable for use in clinical trials. The Company or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. The Company recorded costs associated with the CRADA of $0.5 million for each of the three months ended September 30, 2024 and 2023, respectively, and $1.5 million for each of the nine months ended September 30, 2024 and 2023, respectively, as research and development expenses.

Patent License Agreement Related to the Development and Manufacture of TIL Cell Therapies

The Company entered into an Exclusive Patent License Agreement (the “Patent License Agreement”) with the NIH, an agency of the U.S. Public Health Service within the Department of Health and Human Services, in 2011, as amended in 2015. Pursuant to the Patent License Agreement, as amended, the NIH granted the Company licenses, including exclusive, co-exclusive, and non-exclusive licenses, to certain technologies relating to autologous tumor infiltrating lymphocyte adoptive cell therapy products for the treatment of metastatic melanoma, lung, breast, bladder, and HPV-positive cancers.

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

The Second Amended and Restated Patent License Agreement requires the Company to pay royalties based on a percentage of net sales in jurisdictions where patent rights exist, which percentage can fall into a tier that may be less than one percent to mid-single digits depending upon certain events, including the exclusivity of the rights, and the Company expects lower overall royalty payments as a result. The Company also agreed to potential milestone payments on the achievement of certain clinical, regulatory, and commercial sales milestones for each of the indications and other direct costs incurred by the NIH pursuant to the Second Amended and Restated Patent License Agreement. The Company anticipates making additional payments that could range from several hundred thousand dollars to the mid-single-digit millions of dollars in conjunction with certain development milestones, the approval of a BLA or its foreign equivalent, or the first U.S. and foreign commercial sales of any of its product candidates covered by the Second Amended and Restated Patent License Agreement. The term of the Second Amended and Restated Patent License Agreement continues until the expiry of the last-to-expire patent rights licensed thereunder, and the agreement contains standard termination provisions. The Company has paid and recorded a $0.6 million milestone payment for an intellectual property license that was payable within 60 days of successful completion of the first Company sponsored Phase 2 Clinical Study in melanoma, as research and development expenses. The Company also paid a $1.5 million milestone payment for an intellectual property license that was payable within 60 days of the approval of Amtagvi™ for use in the treatment of melanoma, and a $6.0 million milestone payment for an intellectual property license that was payable within 60 days of the approval of the first commercial sale of Amtagvi™ for use in the treatment of melanoma in the U.S. in accordance with the requirements of the Second Amended and Restated Patent License Agreement. Both aforementioned milestone payments have been capitalized and recorded as intangible assets on the condensed consolidated balance sheet. During the three and nine months ended September 30, 2024, the Company recorded $0.2 million and $0.5 million, respectively, as a component of cost of sales related to amortization of the milestone payments. No such expenses were recorded for the three and nine months ended September 30, 2023.

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

H. Lee Moffitt Cancer Center

Research Collaboration and Clinical Grant Agreements with Moffitt

In June 2020, the Company entered into a Sponsored Research Agreement (the “Research Agreement”) with the H. Lee Moffitt Cancer Center (“Moffitt”), with a term that ends either upon completion of the research thereunder or on July 1, 2022, whichever is sooner. In June 2022, this agreement was extended until the later of December 19, 2022 or a mutually acceptable completion of the Research Agreement, which was expected in mid-2023. In August 2023, this agreement was extended until September 2023, at which point it expired. In December 2023, this agreement was extended until the later of November 30, 2024 or mutually agreed determination of the completion of the Research Agreement. The Company recorded research development costs of $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively, and a de minimis amount and $0.2 million were recorded for the three and nine months ended September 30, 2023.

In December 2016, the Company entered into a clinical grant agreement with Moffitt to support an ongoing clinical trial at Moffitt that combines TIL cell therapy with nivolumab for the treatment of patients with metastatic melanoma. In June 2017, the Company entered into a second clinical grant agreement with Moffitt to support a new clinical trial at Moffitt that combines TIL cell therapy with nivolumab for the treatment of patients with non-small cell lung cancer, under which the Company obtained a non-exclusive, royalty-free license to any new Moffitt inventions made in the performance of the agreement. Under both clinical grant agreements with Moffit, the Company has non-exclusive rights to clinical data arising from the respective clinical trials, which are now closed. No expense was recorded for the three and nine months ended September 30, 2024 and 2023, in connection with the research collaboration and clinical grant agreements with Moffitt.

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

Pursuant to the First Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million which was recorded as research and development expense. A patent issuance fee will also be payable under the First Moffitt License, upon the issuance of the first U.S. patent covering the subject technology. In addition, the Company agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales (which percentage is in the low single digits) and sublicensing payments, as applicable, and annual minimum royalties beginning with the first sale of products based on the licensed technologies, which minimum royalties will be credited against the percentage royalty payments otherwise payable in that year. The Company will also be responsible for all costs associated with the preparation, filing, maintenance and prosecution of the patent applications and patents covered by the First Moffitt License related to the treatment of any cancers in the U.S., Europe, and Japan and in other countries designated by the Company in agreement with Moffitt. No expenses were recorded for the First Moffitt License for the three and nine months ended September 30, 2024 and 2023.

The Company entered into a second license agreement with Moffitt effective as of May 7, 2018 (the “Second Moffitt License”), under which the Company received a license to Moffitt’s rights to patent-pending technologies related to the use of 4-1BB agonists in conjunction with TIL manufacturing processes and therapies. Pursuant to the Second Moffitt License, the Company paid an upfront licensing fee in the amount of $0.1 million in 2018. An annual license maintenance fee is also payable commencing on the first anniversary of the effective date. The Company agreed to pay an annual commercial use payment for each indication for which a first sale has occurred, which in the aggregate amounts to up to $0.4 million a year. The Company recorded a de minimis amount and $0.1 million for the three and nine months ended September 30, 2024, respectively, and a de minimis amount and $0.1 million for the three and nine months ended September 30, 2023, respectively, as research and development expenses in connection with this agreement.

The Company subsequently exercised an option to exclusively license Moffitt’s rights to patent pending technologies related to the use of tumor digests in conjunction with TIL manufacturing processes and therapies and entered into an amended and restated Second Moffitt License in October 2021 (the “Amended & Restated Second Moffit License”), to include these rights. Pursuant to the Amended & Restated Second Moffitt License, the Company paid an upfront licensing fee in the amount of $0.2 million in 2021, which was recorded as research and development expense. In addition, the Company agreed to pay an annual commercial use payment for each indication for which a first sale has occurred for products relating to the use of 4-1BB agonists and for products relating to the use of tumor digests covered by the license. No expenses were recorded for the three and nine months ended September 30, 2024 and 2023, respectively, associated with this agreement.

The University of Texas M.D. Anderson Cancer Center

Strategic Alliance Agreement

On April 17, 2017, the Company entered into a Strategic Alliance Agreement (the “SAA”) with The University of Texas M.D. Anderson Cancer Center (“MDACC”), under which the Company and MDACC agreed to conduct clinical and preclinical research studies. The Company agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA, of which approximately $5.3 million has been funded cumulatively through September 30, 2024, and has been recorded as research and development expense. In return, the Company acquired all rights to inventions resulting from the studies and has been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of MDACC reasonably necessary to exploit, including the commercialization thereof. The Company has also been granted certain rights in clinical data generated by MDACC outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt by the Company of all deliverables due from MDACC thereunder. On March 28, 2024, the Company entered into the first amendment to the SAA, under which the Company and MDACC agreed to conduct additional preclinical research studies. The Company recorded a de minimis cost for the three months ended September 30, 2024 as a research and development cost and a benefit of $0.4 million for the nine months ended September 30, 2024 as a result of finalization of the cost reconciliation. No expense was recorded for the three and nine months ended September 30, 2023.

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

Second WuXi Manufacturing and Services Agreement

In October 2022, the Company’s subsidiary Iovance Biotherapeutics Manufacturing LLC entered into an additional three-year manufacturing and services agreement (the “Second WuXi MSA”) with WuXi and its parent company WuXi Apptec. Co, Ltd pursuant to which WuXi agreed to provide commercial and clinical manufacturing services and related testing services. Under the Second WuXi MSA, the Company entered into a statement of work for the two cGMP manufacturing suites to be operated by WuXi for the Company. Both suites are expected to be capable of being used for the commercial and clinical manufacture of the Company’s products. The Second WuXi MSA and its related statement of work will supersede the statements of work under the First WuXi MSA with respect to commercial and clinical manufacturing and the two manufacturing suites. Certain other statements of work for related services will also be covered by the Second WuXi MSA. The First WuXi MSA addressed development services provided by WuXi to the Company. Prior to regulatory approval, or if the Company experiences a material adverse event, the Company may unilaterally terminate the statement of work for commercial and clinical manufacturing under the Second WuXi MSA at any time by providing written notice of at least 120 days. Post regulatory approval, the Company may unilaterally terminate the statement of work for commercial and clinical manufacturing with written notice of 15 month in year 1 of the term, written notice of 9 months in year 2 of the term, and written notice of 6 months in year 3 of the term. If WuXi fails a pre-licensing inspection and does not address any related issues within 90 days of receipt of the FDA response letter, the Company may either terminate the statement of work for commercial and clinical manufacturing under the Second WuXi MSA immediately or shorten the term of this statement of work to June 30, 2024. The Company recorded costs associated with agreements with WuXi of $6.8 million and $4.0 million for the three months ended September 30, 2024 and 2023, respectively, and $16.4 million and $12.7 million for the nine months ended September 30, 2024 and 2023, respectively, as costs and expenses included in the condensed consolidated statement of operations or as inventory in the condensed consolidated balance sheets.

Cellectis S.A.

On December 31, 2019, the Company entered into a research collaboration and exclusive worldwide license agreement whereby the Company will license gene-editing technology from Cellectis S.A. (“Cellectis”), a clinical-stage biopharmaceutical company, to develop TIL cell therapies that have been genetically edited, including a PD-1 inactivated product that the Company refers to as IOV-4001. Financial terms of the license include annual license payments and development, regulatory and sales milestone payments from the Company to Cellectis, as well as royalty payments based on net sales of TALEN®-modified TIL products. The Company recorded costs associated with the license agreement with Cellectis of $0.1 million for each of the three months ended September 30, 2024 and 2023, respectively, and $0.3 million for each of the nine months ended September 30, 2024 and 2023, respectively, as research and development expense.

Novartis Pharma AG and Related Entities

On January 9, 2020, the Company obtained a license from Novartis Pharma AG (“Novartis”) to develop and commercialize a second generation, modified IL-2 analog, which the Company refers to as IOV-3001. Under the agreement, the Company paid an upfront payment to Novartis and may pay future milestones related to initiation of patient dosing in various phases of clinical development for IOV-3001 and approval of the product in the U.S., EU and Japan. Novartis is also entitled to low-to-mid single digit percentage royalties from commercial sales of the product. The Company recorded costs associated with the license agreement from Novartis of $10.0 million as research and development expenses for the year ended December 31, 2020. No expenses were recorded for the three and nine months ended September 30, 2024 and 2023.

On May 18, 2023, as part of the completion of the Acquisition, the Company inherited two historical asset purchase agreements, one historical master cell bank license and working cell bank transfer agreement and one historical license agreement from Clinigen with Novartis AG, Novartis Pharma AG and Novartis Vaccines and Diagnostics, Inc. pursuant to which, among other things, the Company may be required to make future milestone payments based on net sales (as defined in the relevant underlying agreements) in the United States and the rest of world, which includes any and all sales outside of the United States. The maximum amount of these milestone payments payable under these agreements is $30.0 million upon reaching several certain net sales amounts in the United States and $15.0 million upon reaching several certain net sales amounts in the rest of the world, of which 25% of each milestone payment will be reimbursed by Clinigen by deduction from the deferred consideration due under the Option Agreement in the period such milestone payment is made. To date, the net sales milestones have not been achieved, and, therefore, no payments were made under these agreements for either the three or nine months ended September 30, 2024 and 2023.

Boehringer Ingelheim Biopharmaceuticals GmbH

On May 18, 2023 as part of the completion of the Acquisition, the Company inherited a manufacturing and supply agreement from Clinigen with Boehringer Ingelheim Biopharmaceuticals GmbH (“BI”) pursuant to which BI will carry out the processing, manufacturing and supply of Proleukin® in unlabeled vials. The term of this agreement is through October 2025, with automatic renewals for a period of two years unless terminated as permitted by the contract. Under this agreement, the Company must purchase a minimum number of vials each year at fixed prices determined by vial batch size. The total estimated purchase obligations under this agreement for the remaining three months in the year ending December 31, 2024, and the years ending December 31, 2025, 2026, 2027, and 2028 are $7.7 million, $13.8 million, $0.0 million, $10.8 million, and $6.9 million, respectively.

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

The balance sheet classification of the Company’s right-of-use asset and lease liabilities was as follows (in thousands):

	September 30,	December 31,
	2024	2023
Operating lease right-of-use assets	$66,743	$62,515
Operating lease liabilities
Current portion included in current liabilities	$11,551	$7,777
Long-term portion included in non-current liabilities	66,389	67,085
Total operating lease liabilities	$77,940	$74,862

The following table summarizes components of lease expenses, which were included in total costs and expenses in the Company’s condensed consolidated statements of operations and in inventory in the condensed consolidated balance sheets, and other information related to its operating leases as follows (in thousands except weighted-average remaining lease terms and discount rates):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating lease cost	$4,141	$4,439	$11,934	$13,483
Variable lease cost	523	1,730	3,233	5,731
Short-term lease cost	184	68	372	222
Total lease cost	$4,848	$6,237	$15,539	$19,436

Other information
Cash paid for amounts included in the measurement of lease liabilities included in cash flows from operations	$4,504	$4,307	$13,085	$12,703
Right-of-use assets obtained from entering new leases	$—	$—	$—	$177
Increase in right-of-use assets from lease modifications	$203	$1,580	$11,500	$1,929
Weighted-average remaining lease terms (years)			11.77	12.84
Weighted-average discount rates			7.7%	7.5%

As of September 30, 2024, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

		CMO
	Facility	embedded
Year Ending December 31,	leases	leases	Total
Remainder of 2024	$2,252	$4,253	$6,505
2025	8,436	8,505	16,941
2026	7,989	—	7,989
2027	8,186	—	8,186
2028	8,389	—	8,389
Thereafter	75,438	—	75,438
Total lease payments	$110,690	$12,758	$123,448
Less: Present value adjustment	(42,627)	(2,881)	(45,508)
Operating lease liabilities	$68,063	$9,877	$77,940

NOTE 13. LEGAL PROCEEDINGS

Shumacher Derivative Lawsuit. On December 11, 2020, a purported stockholder derivative complaint was filed by plaintiff Leo Shumacher against the Company, as nominal defendant, and then current directors, as defendants, in the Court of Chancery in the State of Delaware (the “Court of Chancery”). The complaint alleges breach of fiduciary duty and a claim for unjust enrichment in connection with alleged excessive compensation of certain non-executive directors of the Company and seeks unspecified damages on behalf of the Company. The parties agreed to a proposed settlement, which was submitted to the Court of Chancery on June 15, 2022. After a hearing on November 17, 2022, the Court of Chancery required the parties to take additional steps before it would approve the settlement. The Company, as nominal defendant, and its current directors, as defendants, answered the complaint on February 3, 2023. The parties agreed to a revised proposed settlement, which was submitted to the Court of Chancery on March 12, 2024. Under the terms of the proposed settlement, the Company will cancel certain equity awards made to non-employee directors and make a monetary payment to plaintiff for reasonable legal fees and costs in the amount of $600,000, which have been accrued as of June 30, 2024. On July 17, 2024, the Court of Chancery declined to approve the settlement. The case will proceed to discovery and the Company intends to vigorously defend against this complaint.

Northern California Pipe Trades Trust Fund. On September 17, 2024, a purported stockholder derivative complaint was filed by plaintiff Northern California Pipe Trades Trust Fund against the Company, as nominal defendant, and certain directors, as defendants, in the Court of Chancery. The complaint alleges breach of fiduciary duty in connection with the February 2024 underwritten public offering of 23,014,000 shares of the Company’s common stock. The Company intends to vigorously defend against this complaint.

Solomon Capital, LLC. On April 8, 2016, a lawsuit (“the First Solomon Suit”) titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Lion Biotechnologies, Inc. was filed by Solomon Capital, LLC, Solomon Capital 401(k) Trust, Solomon Sharbat and Shelhav Raff (the “Solomon Plaintiffs”) against the Company in the Supreme Court of the State of New York, County of New York (index no. 651881/2016) (the “court”). The Solomon Plaintiffs allege that, between June and November 2012, they provided the Company $0.1 million and that they advanced and paid on behalf of the Company an additional $0.2 million.

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

On September 27, 2019, the Solomon Plaintiffs filed a new lawsuit (through new legal counsel) (“the Second Solomon Suit”) titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Iovance Biotherapeutics, Inc., f/k/a/ Lion Biotechnologies Inc. f/k/a/ Genesis Biopharma Inc., and Manish Singh in the Supreme Court of the State of New York, County of New York (index no. 655668/2019). In the Second Solomon Suit, the Solomon Plaintiffs allege that they are third party beneficiaries of a “finder’s fee agreement” that prior management entered into with a third party unlicensed entity in 2012 in connection with seeking financing, that an agreement or understanding existed between the Company and the plaintiffs that the plaintiffs would be paid fees and commissions (in cash and stock) if they obtained financing for the Company, and that they directly and indirectly introduced investors to the Company who invested in the Company, or were willing to invest in the Company. Finally, the Solomon Plaintiffs allege that they were promised a license to use the Company’s technology in Israel. The plaintiffs claim that the Company breached the foregoing understandings, promises and agreements and, as a result, they are entitled to certain damages. The Solomon Plaintiffs also allege that Manish Singh, the Company’s former Chief Executive Officer, committed fraud and took shares belonging to them. On February 18, 2020, the Company filed a removal petition and removed the Second Solomon Suit to the U.S. District Court for the Southern District of New York (the “District Court”), where the case has been assigned case no. 1:20-cv-1391. On May 22, 2020, the Company moved to dismiss the Second Solomon Suit for lack of personal jurisdiction. On March 26, 2021, the District Court denied the Company’s motion to dismiss for lack of personal jurisdiction. The Company filed a response to the complaint in the Second Solomon Suit on April 30, 2021. On May 26, 2021, the Company and Singh filed motions for judgment on the pleadings with respect to the second and third claims asserted against the Company and all claims asserted against Singh, respectively, in the Second Solomon Suit. On January 5, 2022, the District Court granted the Company’s motions for judgment on the pleadings, dismissing the second and third claims against the Company and dismissing all claims against Singh. On January 4, 2023, the District Court granted in part the Company’s motion for sanctions against the Solomon Plaintiffs for violating Rule 11 of the Federal Rules of Civil Procedure, in a decision and order that dismissed the Solomon Plaintiffs’ first claim against the Company, denied the Solomon Plaintiffs’ motion for leave to amend the complaint, and ordered the Solomon Plaintiffs to pay the Company’s attorneys’ fees incurred in connection with the Rule 11 motion. Following the District Court’s decision and order on the Rule 11 motion, only the Solomon Plaintiffs’ fifth and sixth claims, for unjust enrichment and indemnification, respectively, remained pending against the Company. On October 26, 2023, the District Court granted the Company’s motion for summary judgment and dismissed the Solomon Plaintiffs’ fifth and sixth claims. On October 27, 2023, the District Court entered judgment for the Company and closed the Second Solomon Suit. On November 10, 2023, the Company filed a motion for attorneys’ fees as the prevailing party in the action. On December 1, 2023, the Solomon Plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit (the “Second Circuit Court”), appealing the District Court’s orders (a) granting the motions for judgment on the pleadings filed on behalf of Singh and the Company, (b) granting the Company’s Rule 11 motion, (c) denying the Solomon Plaintiffs’ motions to compel discovery and re-open discovery, and (d) granting the Company’s summary judgment motion. On December 22, 2023, the Company filed a motion for an order requiring the Solomon Plaintiffs to post an appeal bond, to ensure payment of the Company’s appellate fees and costs should the Company prevail on the appeal. On May 9, 2024, the District Court issued an order granting the Company’s motions for attorneys’ fees and for an appeal bond. On June 28, 2024, the Company filed motions to dismiss the appeal on the grounds that the Solomon Plaintiffs (a) do not have an opening brief on file, which the Second Circuit Court denied, and (b) have not filed an appeal bond. The District Court entered judgment in favor of the Company on September 23, 2024, including a monetary award pursuant to the District Court’s Rule 11 order and orders for attorneys’ fees and costs. On October 9, 2024, the Second Circuit Court stated that it will dismiss the appeal unless the Solomon Plaintiffs post the appeal bond by October 23, 2024. The Solomon Plaintiffs then moved for an extension of time until November 23, 2024 to post the appeal bond. The Second Circuit Court has not yet ruled on this motion by the Solomon Plaintiffs, and the Company has filed an opposition to the motion.

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

NOTE 14. INCOME TAXES

The Company recorded a tax benefit of $1.5 million and $4.4 million for the three and nine months ended September 30, 2024, respectively, which resulted in effective tax rates of 1.8% and 1.5%, respectively, and $1.2 million and $1.7 million for the same periods ended September 30, 2023, respectively, which resulted in effective tax rates of 1.09% and 0.52%, respectively. The effective tax rate is different from the U.S. statutory rate of 21% due to the full valuation allowance against tax losses in the U.S. The income tax benefit for the periods presented primarily relates to operations in the United Kingdom and realization of related deferred taxes.

As of September 30, 2024, the Company continued to maintain its full valuation allowance against U.S. federal and state net deferred tax assets as it expected to be in a cumulative loss position and does not have sufficient positive evidence to support the realizability of its U.S. net deferred tax assets.

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

In addition to the U.S., we plan to launch AmtagviTM into additional markets with a high prevalence of advanced melanoma, including the European Union, or EU, United Kingdom, Canada, Switzerland, and Australia. In June 2024, we submitted a centralized marketing authorization application, or MAA, to the European Medicines Agency, or the EMA, for lifileucel. In August 2024, the MAA was validated and accepted for review by the EMA. In October 2024, an MAA was submitted to the Medicines and Healthcare products Regulatory Agency in the United Kingdom, and a new drug submission, or NDS, was deemed eligible for Notice of Compliance with Conditions or NOC/c by Health Canada. The NOC/c policy includes a prioritized 200-day review process for potential NDS approval in mid-2025. If approved, lifileucel is expected to be the first and only approved therapy in this treatment setting in these markets. Across the U.S. and other targeted global markets, AmtagviTM has the potential to address more than 20,000 previously treated advanced melanoma patients annually.

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

We manufacture Amtagvi™ and our investigational TIL cell therapies using centralized, scalable, and proprietary manufacturing processes which rejuvenate and multiply polyclonal T cells unique to each patient into the billions and yields a cryopreserved, individualized therapy. Amtagvi™ is manufactured for commercial use at our manufacturing facility, the Iovance Cell Therapy Center, or the iCTC, and by a contract manufacturing organization, or CMO.

Our development pipeline includes multicenter trials of TIL cell therapies in additional treatment settings for solid tumor cancers. We are investigating TIL monotherapies for patients with later stage disease who were previously treated with standard of care therapies and TIL combinations with standard of care therapies to potentially improve outcomes in patients who are earlier in their disease. We are conducting two ongoing registrational trials to support a supplementary BLA, or sBLA, of our TIL cell therapies in frontline advanced melanoma and in advanced non-small cell lung cancer, or NSCLC, following standard of care chemo-immunotherapy. We are also developing next generation therapies, such as genetically modified and gene edited TIL cell therapy and next generation cytokines.

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

The four primary areas of our Amtagvi™ launch efforts include:

●	onboarding of authorized treatment centers, or ATCs, for commercial launch with the goal of activating approximately 70 ATCs, by the end of 2024;
●	education, training, and collaborating with healthcare professionals, or HCPs, who will be administering our product, as well as community oncologists who will be referring patients to the ATCs;
●	operational excellence in launch execution, commercial manufacturing, and delivery of therapy; and
●	ongoing and continuous communication with payors about the value of Amtagvi™ to facilitate strong reimbursement and patient access.

Establish manufacturing capacity to meet forecasted commercial and clinical demand

We are the first company to obtain FDA approval for a TIL cell therapy product. We believe that we are the only company in the U.S. to have a centralized, scalable, and commercially viable TIL manufacturing process. In clinical trials prior to FDA approval, more than 700 patients were treated with Iovance TIL cell therapy products manufactured using our proprietary processes across multiple indications. Iovance TIL cell therapies are manufactured for commercial use and clinical trials at our manufacturing facility, the iCTC, and by a CMO. iCTC is FDA-approved for commercial manufacturing of Amtagvi™. In addition, our CMO is FDA-approved for additional capacity to supplement our internal manufacturing. The two facilities together have capacity as built to treat several thousands of cancer patients annually.

The iCTC is the first centralized and scalable current Good Manufacturing Practice, or cGMP, manufacturing facility dedicated to producing TIL, as well as the first FDA-approved facility for commercial TIL cell therapy. Located in Philadelphia, Pennsylvania, the 136,000 square foot iCTC is also among the largest cell therapy manufacturing facilities. Expansion at the iCTC is underway, which is expected to increase capacity to supply over five thousand patients annually, with a long-term goal of establishing a manufacturing network to supply TIL therapy to over ten thousand patients per year. The proximity of the iCTC to multiple airports facilitates delivery of TIL cell therapies to treatment centers, with the iCTC expected to cover logistics and delivery of TIL cell therapies in both North America and Europe. Owning our own facility allows us to control manufacturing capacity and product quality, manage logistics around supply and delivery, implement process improvement and realize potential cost efficiencies for TIL cell therapies that we may develop and commercialize. We are also exploring future TIL manufacturing processes, as well as next-generation treatments and technologies, which may further streamline development timelines and costs. The iCTC has a flexible design that allows expansion within existing shell space and an option to build on an adjacent lot to support future growth and capacity needs.

In 2018, we began using our Gen 2 TIL manufacturing process, which reduced TIL manufacturing time to about 22 days while producing a cryopreserved TIL product. The Gen 2 process was used to manufacture Amtagvi™ for the clinical trial that supported FDA approval, and most of our ongoing clinical trials use the Gen 2 process.

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
●Step 2: Manufacturing. Patient-specific TIL are manufactured using our commercial Gen 2 manufacturing process. Upon arrival at the facility, TIL are separated from other cells within the patient’s tumor tissue sample. The cells are then multiplied into the billions, so they can be returned to the patient to fight cancer cells. Upon completion of manufacturing, Amtagvi™ is quality tested to meet specific product release criteria. The final product is cryopreserved and sent back to the ATC for administration to the patient.
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

●	Genetic modifications: In addition to IOV-4001, we are pursuing several targets for genetic modification that utilize the gene-editing TALEN® platform licensed from the clinical-stage biotechnology company, Cellectis. Single- and multiple- knockouts may further harness the immune system response to cancer and potentially increase the potency of TIL cell therapy. Preclinical development is also ongoing with additional TIL products and TIL-cell lines using transient and stable gene inactivation, which may expand and activate TIL to achieve better efficacy while avoiding systemic side effects.
●	Cytokine-Tethered TIL Therapy: A genetically engineered, inducible, and tethered IL-12 TIL cell therapy, designated IOV-5001, is in Investigational New Drug-enabling studies. In preclinical studies, IOV-5001 augmented anti-tumor activity in vitro, and a clinical trial of a prior generation IL-12 TIL therapy at the NCI showed improved efficacy. A pre-IND meeting request is planned with the FDA to discuss IOV-5001 in the fourth quarter of 2024, followed by an expected meeting in the first quarter of 2025 and then an Investigational New Drug application, or IND, submission in 2026.
●	Potency: We are exploring potential approaches to increase potency of the final TIL product through sorting and selection of specific TIL, such CD39/69 double-negative TIL, and the use of certain inhibitors or other reagents in TIL expansion cultures. We have also manufactured and investigated patient cohorts treated with TIL candidate, LN-145-S1, manufactured from TIL selected for PD-1 expression.
●	New treatment regimens: We are exploring potential improvements to the TIL treatment regimen. We are investigating IOV-3001, a second generation, modified IL-2 analog, which we licensed from Novartis Pharma AG in 2020. We submitted an IND for a phase 1/2 clinical trial of IOV-3001 for use in the TIL therapy treatment regimen in the third quarter of 2024. Results from non-human primate and IND-enabling studies of IOV-3001 were presented at the American Society of Clinical Oncology’s 2024 Annual Meeting and demonstrate the potential for improved safety with strong effector T cell expansion.

Intellectual Property

We have established a leading intellectual property portfolio developed internally and licensed from third parties. We currently own more than 230 granted or allowed U.S. and international patents and patent applications pertaining to Amtagvi™ and other TIL-related technologies that are expected to provide Amtagvi™ with exclusivity into 2042. More than 70 U.S. patents are related to TIL cell therapy, including patents directed to compositions and methods of treatment in a broad range of cancers, such as U.S. Patent Nos. 10,130,659; 10,166,257; 10,272,113; 10,363,273; 10,398,734; 10,420,799; 10,463,697; 10,517,894; 10,537,595; 10,639,330; 10,646,517; 10,653,723; 10,695,372; 10,894,063; 10,905,718; 10,918,666; 10,925,900; 10,933,094; 10,946,044; 10,946,045; 10,953,046; 10,953,047; 11,007,225; 11,007,226; 11,013,770; 11,026,974; 11,040,070; 11,052,115; 11,052,116; 11,058,728; 11,083,752; 11,123,371; 11,141,438; 11,168,303; 11,168,304; 11,179,419; 11,202,803; 11,202,804; 11,220,670; 11,241,456; 11,254,913; 11,266,694; 11,273,180; 11,273,181; 11,291,687; 11,304,979; 11,304,980; 11,311,578; 11,337,998; 11,344,579; 11,344,580; 11,344,581; 11,351,197; 11,351,198; 11,351,199; 11,364,266; 11,369,637; 11,384,337; 11,433,097; 11,517,592; 11,529,372 ; 11,541,077; 11,713,446; 11,819,517; 11,857,573; 11,865,140; 11,866,688; 11,939,596; 11,969,444; 11,975,028; 12,024,718; and 12,031,157. More than 40 of these patents are related to our Gen 2 TIL manufacturing processes and have terms that we anticipate will extend to October 2037 or January 2038, not including any patent term extensions or adjustments that may be available. Our owned and licensed intellectual property portfolio also includes patents and patent applications relating to TIL, marrow-infiltrating lymphocytes, or MIL, and peripheral blood lymphocyte, or PBL, therapies; frozen tumor-based TIL technologies; remnant TIL and digest TIL compositions, methods and processes; methods of manufacturing TIL, MIL, and PBL therapies; the use of costimulatory and T cell modulating molecules in TIL cell therapy and manufacturing; stable and transient genetically-modified TIL cell therapies, including genetic knockouts of immune checkpoints; cytokine-tethered TIL cell therapies; methods of using ICIs in combination with TIL cell therapies; TIL selection technologies; and methods of treating patient subpopulations.

Components of Operating Results

Revenues

Revenues for the three and nine months ended September 30, 2024 represent product sales of Amtagvi™, as well as Proleukin®, primarily driven from sales in the United States to support the ongoing commercial launch of Amtagvi™, which received FDA approval in February 2024. Proleukin®, which we acquired the worldwide rights to in May 2023, is also sold in markets outside the United States, primarily in the EU and United Kingdom. Prior to May 2023, we had not recognized any revenue.

Amtagvi™ revenue is recognized upon patient infusion, while Proleukin® revenue is recognized upon delivery to specialty distributors, clinical manufacturers, and ATCs. Revenue is reduced at the time of recognition for expected chargebacks, discounts, rebates, and sales allowances, collectively referred to as gross to net adjustments, or GTN adjustments. In the U.S., these GTN adjustments are attributable to various commercial arrangements and government programs. In addition, non-U.S. government programs include different pricing schemes such as cost caps and volume discounts.

Costs and Expenses

Cost of sales

Cost of sales includes inventory and period costs, as well as non-cash expenses, related to overhead and manufacturing costs of Amtagvi™ during the period from approval through September 30, 2024, as well as the cost of inventories and other costs, and non-cash expenses that are directly associated with the purchase and sales of Proleukin®. In addition, cost of sales includes royalties payable on sales of our products, as well as non-cash expenses including amortization of the fair value step-up of acquired Proleukin® inventory which is recognized as the acquired inventory units are sold, amortization expense for the developed technology intangible asset and the milestone payment recorded as part of the Acquisition, and the intellectual property license intangible assets.

In the event that the manufactured product does not meet specifications or a patient is unable to receive the infusion, the Amtagvi™ product is destroyed and the costs associated with manufacturing and inventory associated with the product is generally required to be expensed as cost of sales. However, if the out-of-specifications product can be administered as part of a clinical trial, in an expanded or early access program, or single-patient IND, as requested by the treating physician, the costs of the product are recorded as research and development expense based on the fact that we receive clinical data related to these infusions.

The manufacturing process for Amtagvi™ is highly complex and subject to stringent FDA guidelines and requirements, as well as internal specifications and quality guidelines. Our ability to successfully manufacture Amtagvi™ and deliver finished product to ATCs for infusion into patients is dependent on several factors, including patient selection and quality of tumors provided by the treatment centers for use in the manufacturing of Amtagvi™. We focus significant effort and attention on working with the treatment centers during the onboarding process regarding these matters, as well as on our internal manufacturing processes.

Research and development expense

Research and development expenses include personnel and facility-related expenses, outside contracted services including clinical trial costs, including Amtagvi™ infusions under expanded access programs or single-patient INDs, manufacturing and process development costs, research costs, and other consulting services. Research and development costs are expensed as incurred. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and amortized over the period that the goods are delivered, or the related services are performed, subject to an assessment of recoverability.

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

We anticipate selling, general and administrative expenses will increase as we execute the launch of Amtagvi™ and market Proleukin®, as well as execute an expected expansion in the U.S. market and outside of the U.S. of the internal selling, general and administrative team to support the overall growth in our business.

Interest income, net

Interest income, net is derived from our interest-bearing cash, cash equivalents and investment balances.

Income tax benefit

Income tax benefit pertains to the operations in the United Kingdom and realization of related deferred taxes.

Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023

Revenue

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
(in thousands)	2024	2023	$	%	2024	2023	$	%
Amtagvi™	$42,038	$—	$42,038	100	$54,857	—	$54,857	100
Proleukin®	16,517	469	16,048	3,422	35,519	707	34,812	4,924
Total product revenue	$58,555	$469	$58,086	12,385	$90,376	$707	$89,669	12,683

Revenue for the three and nine months ended September 30, 2024 increased by $58.1 million, or 12,385%, and $89.7 million, or 12,683%, compared to the same periods in 2023, respectively. The increase was driven by the completion of the acquisition of worldwide rights to Proleukin® in May 2023, or the Acquisition, as well as the commercial launch of Amtagvi™ in February 2024. Through the first quarter of 2024, product revenue was comprised entirely of product sales of Proleukin® in markets outside of the U.S. With the BLA approval of Amtagvi™ in February 2024, we began generating revenue for Amtagvi™ in the second quarter of 2024 as infusions occurred at our ATCs. Furthermore, in the second quarter of 2024, we began selling Proleukin® in the U.S. market. The Proleukin® inventory that was previously with distributors at the time of the acquisition to support the U.S. market has been substantially sold, and as a result we experienced significant re-stocking demand from specialty distributors in both the second and third quarter of 2024 to support ongoing and anticipated infusions related to the strong commercial launch of Amtagvi™. GTN adjustments did not materially affect net product revenue in the three and nine months ended September 30, 2024 and 2023.

As it relates to revenue timing for our products, Amtagvi™ infusions are expected to lag behind Amtagvi™ related Proleukin® sales by 2-3 months, and we expect ATCs to utilize 15-18 Proleukin® vials per Amtagvi™ infusion. While such Proleukin® sales are not directly indicative of future Amtagvi™ revenues because of the timing of stocking activities by specialty distributors and because of sales that are not related to Amtagvi™ infusions, such as sales of Proleukin® utilized in clinical manufacturing or clinical trials, such sales are one indicator of future Amtagvi™ revenues.

Costs and Expenses

The following table summarizes the period-over-period changes in our costs and expenses:

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
(in thousands)	2024	2023	$	%	2024	2023	$	%
Cost of sales	$39,823	$4,340	$35,483	818	$78,452	$6,390	$72,062	1,128
Research and development expense	68,245	87,526	(19,281)	(22)	210,112	256,607	(46,495)	(18)
Selling, general and administrative expense	39,553	26,964	12,589	47	110,514	77,013	33,501	44

Cost of sales

Cost of sales for the three and nine months ended September 30, 2024 increased by $35.5 million, or 818%, and $72.1 million, or 1,128%, respectively, driven by the increase in sales of Amtagvi™ and Proleukin®, as well as costs related to the manufacturing of Amtagvi™. Cost of sales included $5.5 million and $15.5 million for the three and nine months ended September 30, 2024, respectively, compared to $4.0 million and $5.9 million for the three and nine months ended September 30, 2023, of non-cash amortization expense for the developed technology intangible asset and the milestone payment recorded as part of the Acquisition as well as intellectual property license intangible assets. In addition, cost of sales included non-cash expense for the amortization of the fair value step-up of acquired Proleukin® inventory sold of $1.4 million and $4.8 million for the three and nine months ended September 30, 2024, respectively, compared to $0.1 million for each of the three and nine months ended September 30, 2023. This expense is recorded as the units acquired in the Acquisition are sold, and we expect this amount to decrease over the next six to twelve months as this inventory is sold. In addition to the non-cash amortization expense, cost of sales included $3.9 million and $8.2 million, respectively, of royalties payable related to sales of our products in the three and nine months ended September 30, 2024. There were no royalties payable in the three and nine months ended September 30, 2023.

Cost of sales for the three and nine months ended September 30, 2024 also included $8.3 million and $17.2 million, respectively, of period costs primarily related to patient drop-off driven by patient health and ability to receive the Amtagvi™ treatment, as well as manufacturing results that did not meet required specifications, and were not otherwise utilized under an expanded access program or single-patient IND to generate clinical data, resulting in manufacturing costs in the period for which we were not able to recognize revenue. In addition, to a lesser extent such costs included period costs related to overhead and manufacturing costs at the iCTC during the period from approval resulting from under absorption of overhead costs during the period, which was driven by our decision to launch with capacity sufficient to address anticipated commercial demand in 2024 and beyond. We continue to focus on manufacturing execution as the launch of Amtagvi™ continues but expect to incur such period costs through the upcoming fiscal quarters while we continue to implement initiatives associated with manufacturing quality and until such time that we can fully utilize our manufacturing capacity.

Research and development expense

Research and development expense for the three months ended September 30, 2024 decreased by $19.3 million, or 22%, compared to the same period in 2023. The decrease was primarily attributable to (i) a $28.7 million decrease in clinical manufacturing costs, driven by capitalization of qualified costs for Amtagvi™ manufacturing resulting from our BLA approval and the transition to commercial manufacturing to support the commercial launch of Amtagvi™, (ii) a $1.5 million decrease in clinical and other costs, driven primarily by lower patient enrollment across certain studies, and (iii) a $1.4 million decrease in costs associated with qualifying iCTC suites for commercial manufacturing readiness, driven by the completion of such activities in prior periods. These decreases were partially offset by (i) a $10.9 million increase in payroll and related costs, including stock-based compensation, primarily driven by an increase in the number of employees and the number of stock awards granted at a higher average stock price, and a (ii) $1.4 million increase in lab and consumable costs to develop next generation candidates.

Research and development expense for the nine months ended September 30, 2024 decreased by $46.5 million, or 18%, compared to the same period in 2023. The decrease was primarily attributable to (i) a $61.2 million decrease in clinical manufacturing costs, driven by capitalization of qualified costs for Amtagvi™ manufacturing resulting from our BLA approval and the transition to commercial manufacturing to support the commercial launch of Amtagvi™, (ii) a $3.8 million decrease in clinical costs, driven primarily by lower patient enrollment across certain studies, and (iii) a $1.1 million decrease in costs associated with the reclassification of certain activities supporting Amtagvi™ into general and administrative expenses upon BLA approval based on their function. These decreases were partially offset by (i) a $16.1 million increase in payroll and related costs, including stock-based compensation, primarily driven by an increase in the number of employees and the number of stock awards granted at a higher average stock price, (ii) a $2.5 million increase in lab and consumable costs to develop next generation candidates, and (iii) a $1.0 million increase in license costs related to the expansion of our information technology infrastructure to support our clinical activities.

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

The table below summarizes our research and development expenses by therapeutic area (in thousands):

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
	2024	2023	$	%	2024	2023	$	%
Direct research and development expense by product candidate
TIL, including combination therapy
Lifileucel monotherapy	$16,767	$17,962	$(1,195)	(7)	$46,172	$57,298	$(11,126)	(19)
Combination Therapy	4,458	5,075	(617)	(12)	13,488	13,369	119	1
Next Generation	981	2,258	(1,277)	(57)	6,140	5,241	899	17
Others clinical, preclinical and research programs under development	6,528	4,378	2,150	49	13,152	12,852	300	2

Indirect research and development expense
Personnel related (excluding stock-based compensation)	16,524	28,547	(12,023)	(42)	61,295	89,408	(28,113)	(31)
Stock-based compensation expense	13,803	8,787	5,016	57	35,824	27,036	8,788	33
Contractors and outside services	1,439	6,861	(5,422)	(79)	6,235	14,049	(7,814)	(56)
Office and facilities	7,745	13,658	(5,913)	(43)	27,806	37,354	(9,548)	(26)
Total research and development	$68,245	$87,526	$(19,281)	(22)	$210,112	$256,607	$(46,495)	(18)

Selling, general and administrative expense

Selling, general and administrative expenses for the three months ended September 30, 2024 increased by $12.6 million, or 47%, compared to the same period in 2023. The increase was primarily attributable to (i) a $8.8 million increase in payroll and related expense, including stock-based compensation, driven by an increase in headcount to support the growth in the overall business as well as to support the commercialization of Amtagvi™, and an increased number of stock awards granted at a higher average stock price, (ii) a $1.3 million increase in costs incurred in support of the distribution and commercialization of Amtagvi™ and Proleukin®, (iii) a $0.8 million increase in legal costs driven by a reduction in legal costs in 2023 resulting from the capitalization of previously expensed costs directly associated with the Acquisition, and (iv) a $1.7 million increase in other costs, including costs associated with software license costs related to the expansion of our information technology infrastructure and professional fees.

Selling, general and administrative expenses for the nine months ended September 30, 2024 increased by $33.5 million, or 44%, compared to the same period in 2023. The increase was primarily attributable to (i) a $21.0 million increase in payroll and related expense, including stock-based compensation, driven by an increase in headcount to support the growth in the overall business as well as to support the commercialization of Amtagvi™, an increased number of stock awards granted at a higher average stock price, and the reclassification of costs of certain employees previously supporting research and development activities into general administrative expense upon BLA approval based on their functional activities, (ii) a $3.9 million increase in legal costs driven by a reduction in legal costs in 2023 resulting from the capitalization of previously expensed costs directly associated with the Acquisition, (iii) a $6.0 million increase in costs incurred in support of the distribution and commercialization of Amtagvi™ and Proleukin®, and (iv) a $2.6 million increase in other costs, including costs associated with increased travel, software licenses related to the expansion of our information technology, and professional fees.

Interest income, net

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
(in thousands)	2024	2023	$	%	2024	2023	$	%
Interest income, net	$4,005	$3,358	$647	19	$10,698	$9,925	$773	8

Interest income, net for the three and nine months ended September 30, 2024 increased by $0.6 million, or 19%, and $0.8 million, or 8%, compared to the same periods in 2023, respectively. The increase was primarily driven by an increase in average investment balances, resulting from net proceeds from recent public and at-the-market financings as well as a higher rate of return on our investments.

Income tax benefit

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
(in thousands)	2024	2023	$	%	2024	2023	$	%
Income tax benefit	$1,520	$1,243	$277	22	$4,386	$1,720	$2,666	155

Income tax benefit for the three and nine months ended September 30, 2024 increased by $0.3 million, or 22%, and $2.7 million, or 155%, respectively, compared to the same periods in 2023, respectively. This increase was the result of additional deferred tax liabilities recorded for the milestone payment made under the Acquisition and the related tax benefit from the realization of these deferred taxes for operations in the United Kingdom.

Net loss

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
(in thousands)	2024	2023	$	%	2024	2023	$	%
Net loss	$(83,541)	$(113,760)	$30,219	(27)	$(293,618)	$(327,658)	$34,040	(10)

Net loss for the three and nine months ended September 30, 2024 increased by $30.2 million, or 27%, and $34.0 million, or 10%, compared to the same periods in 2023, respectively. The increase in our net loss was due to the overall growth in our workforce and corporate infrastructure to support the ongoing launch of Amtagvi™ in the U.S. and anticipated expansion in additional markets as well as continued sales of Proleukin®, continued expansion of our research and development activities, and ongoing and newly initiated clinical trials. We anticipate that we will continue to incur net losses in the future as we further invest in our clinical and internal research and development programs, as well as execution of the launch of Amtagvi™.

Liquidity and Capital Resources

As of September 30, 2024, we had $403.8 million in cash, cash equivalents, investments, and restricted cash ($164.2 million of cash and cash equivalents, $233.3 million in short-term investments, and $6.4 million in restricted cash). We have incurred losses and generated negative cash flows from operations since inception. Historically, we have funded our operations from various public and private offerings of our equity securities, both common stock and preferred stock, from option and warrant exercises, and from interest income. Since 2017, our primary source of funds has been from the public sale of our common stock. With the recent approval of our BLA, we expect to continue to generate revenue from the sale of our first internally developed product, Amtagvi™, in the remaining quarters of 2024. Furthermore, as Proleukin® inventory that was previously with distributors in the U.S. market at the time of the acquisition of the worldwide rights to Proleukin® in May 2023 has been substantially depleted, we also began to sell Proleukin® into the U.S. market, where product margins are substantially higher than in other markets, to support ongoing and anticipated infusions related to the continued strong commercial launch of Amtagvi™. However, such revenues for Amtagvi™ and Proleukin® may not be material enough to generate positive operational cash flows during the 12 months from the date the condensed consolidated financial statements are issued and this Quarterly Report on Form 10-Q is filed.

We expect to continue to incur significant expenses to support our execution of the commercial launch of Amtagvi™, fund ongoing clinical programs, including our NSCLC registration study, IOV-LUN-202, and our frontline advanced melanoma Phase 3 confirmatory trial, TILVANCE-301, continue the development of our pipeline candidates, and for other general corporate purposes. Based on the funds we have available as of the date our condensed consolidated financial statements for the three and nine months ended September 30, 2024 are issued, we believe that we have sufficient capital to fund our anticipated operating expenses and capital expenditures as planned for at least the twelve months following the issuance of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Corporate Capitalization

As of September 30, 2024, we had outstanding 304,620,470 shares of our $0.000041666 par value common stock, 194 shares of our $0.001 par value Series A Convertible Preferred Stock, and 2,842,158 shares of our $0.001 par value Series B Convertible Preferred Stock. The outstanding shares of Series A Convertible Preferred Stock are currently convertible into 97,000 shares of our common stock, and the outstanding shares of Series B Convertible Preferred Stock are currently convertible into 2,842,158 shares of our common stock. The shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock do not have voting rights or accrue dividends.

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

On June 16, 2023, we entered into a new Open Market Sale Agreement, or the 2023 Sale Agreement, with Jefferies with respect to an “at the market” offering program. Under the terms of the 2023 Sale Agreement, we may, from time to time, in our sole discretion, issue and sell up to $450.0 million of shares of our common stock pursuant to the “at the market” offering program. The 2023 Sale Agreement superseded and replaced in its entirety the 2022 Sale Agreement, which was terminated by the Company. The issuance and sale, if any, of shares of our common stock under the 2023 Sale Agreement was or will be made pursuant to a prospectus supplement dated June 16, 2023 to our Registration Statement on Form S-3ASR, which became effective immediately upon filing with the U.S. Securities and Exchange Commission on June 16, 2023. We received $301.7 million in proceeds, net of offering costs, through the sale of 44,080,226 shares of our common stock for the nine months ended September 30, 2023 through the 2022 Sale Agreement and the 2023 Sale Agreement.

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

During the three months ended September 30, 2024, we received approximately $47.5 million in net proceeds, after offering costs, through the sale of 6,110,234 shares of common stock through the 2023 Sale Agreement. During the nine months ended September 30, 2024, we received approximately $200.0 million in net proceeds, after offering costs, through the sale of 23,127,726 shares of common stock through the 2023 Sale Agreement.

In the future, we may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. If any of the securities covered by the 2020 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of such offering at that time.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(279,681)	$(277,850)
Investing activities	(120,088)	(82,397)
Financing activities	388,355	461,997
Net increase in cash, cash equivalents and restricted cash*	$(11,414)	$101,750

* Excludes effect of exchange rate changes

Operating Activities

Net cash used in operating activities for the periods presented represents cash disbursements related to all activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss for non-cash items and changes in operating assets and liabilities. Net cash used in operating activities for the nine months ended September 30, 2024 was $279.7 million as compared to $277.9 million for the same period in 2023. The $1.8 million increase in cash used in operating activities was driven by a $34.0 million increase in net loss related to increased costs associated with our commercialization and manufacturing activities for Amtagvi™ and overall growth in our workforce and corporate infrastructure. In addition, it reflects a net increase in non-cash charges of $30.3 million, primarily driven by higher stock-based compensation expense and amortization of intangible assets, the latter of which is driven primarily by the amortization associated with the developed technology intangible asset recorded as part of the Acquisition and intellectual property license intangible assets associated with Amtagvi™. The increase in non-cash charges was partially offset by a decrease in accretion of discounts on investments and deferred tax benefits resulting from the realization of the related deferred taxes for operations in the United Kingdom. Further, net cash used in operating activities related to changes in operating assets and liabilities increased by $74.2 million, driven primarily by an increase in trade accounts receivable, resulting from the sale of our products and a decrease in accounts payable and accrued expenses, resulting from cash utilized for payments associated with the continued growth in the business, including our increased workforce, timing of vendor invoicing and related payments, and cash used for purchases of raw material inventory in support of the commercial launch of Amtagvi™. These increases in the use of cash were partially offset by a $8.1 million decrease in cash used for prepaid expenses, other assets, and long-term assets in the current period compared to the corresponding period in 2023, which resulted from the timing of payments made, as well as the receipt of cash for other miscellaneous receivables.

Investing Activities

Net cash used in investing activities for the periods presented primarily relates to the cash utilized to fund the Acquisition, the purchase and maturity of investments, and capital expenditures. Net cash used in investing activities for the nine months ended

September 30, 2024 was $120.1 million, compared to net cash used by investing activities of $82.4 million for the same period in 2023. The increase in cash used of $37.7 million was driven by a $209.9 million increase associated with changes in the timing of maturities and purchases of investments, which was partially offset by a $160.3 million decrease in cash used for the Acquisition in May 2023 and a $11.9 million decrease in capital expenditures.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $388.4 million compared to net cash provided of $462.0 million for the same period in 2023. The decrease in net cash provided by financing activities of $73.6 million was primarily driven by a decrease in net proceeds of $66.0 million received from our public offering in February 2024 and through the sales of common stock through our “at the market” offering program during the nine months ended September 30, 2024, as compared to the net proceeds received through the at the market offering program in the first quarter of 2023. This was offset by a $9.4 million increase in tax payments related to shares withheld for vested restricted stock units and by a $1.7 million increase in proceeds from the issuance of common stock upon the exercise of stock options and from our employee stock purchase plan program.

Contractual Obligations

The following table summarizes our non-cancellable contractual obligations as of September 30, 2024, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
	Total	2024	2025	2026	2027	2028	Thereafter
Operating lease obligations - facilities(1)	$110,690	$2,252	$8,436	$7,989	$8,186	$8,389	$75,438
Purchase obligations(2)	39,222	7,693	13,841	—	10,767	6,921	—
Total(3)	$149,912	$9,945	$22,277	$7,989	$18,953	$15,310	$75,438

(1)

Our operating lease obligations consist of obligations under non-cancellable operating leases for our facilities in San Carlos, California, Philadelphia, Pennsylvania, and Tampa, Florida.

Excluded from the above are contractual obligations with a CMO for the manufacturing facilities and minimum fixed commitment fees included in our manufacturing contracts, such as personnel, general support fee, and minimum production or material fees. These obligations met the conditions of embedded leases under Accounting Standard Codification (ASC) Topic 842 and were included in the Operating lease liabilities in the consolidated balance sheets. However, these contracts are cancellable upon prior notice and as a result, are not included in the above table.

(2) We have purchase obligations of $39.2 million related to manufacturing and supply agreements for Proleukin® under a contract we inherited as part of the Acquisition.
(3)

We acquire assets still in development and enter into research and development arrangements with third parties that often require milestone and royalty payments to the third-party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life cycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the arrangement, we may have to make royalty payments based upon a percentage of the sales of the pharmaceutical product in the event that regulatory approval for marketing is obtained. Because of the contingent nature of these milestone payments, they are not included in the table of contractual obligations.

These arrangements may be material individually, and in the event that milestones for multiple products covered by these arrangements are reached in the same period, the aggregate charge to expense could be material to the results of operations in any one period. In addition, these arrangements often give us the discretion to unilaterally terminate development of the product, which would allow us to avoid making contingent payments.

Off-Balance Sheet Arrangements

As of September 30, 2024, we had no obligations that would require disclosure as off-balance sheet arrangements.

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

We review intangible assets for impairment at least annually and whenever events or changes in circumstances have occurred which could indicate that the carrying value of the assets are not recoverable. If such indicators are present, we assess the recoverability of affected assets by determining if the carrying value of the assets is less than the sum of the undiscounted future cash flows of the assets. If the assets are found to not be recoverable, we measure the amount of impairment by comparing the carrying value of the assets to their fair values. We determined that no indicators of impairment existed as of September 30, 2024. No impairment of intangible assets existed as of September 30, 2024.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in interest bearing investments consisting of short-term debt securities issued by the U.S. government. The primary objective of our investment activities is to preserve principal. We adhere to an investment policy that requires us to limit amounts invested in securities based on credit rating, maturity, industry group and investment type and issuer, except for securities issued by the U.S. government. We do not have any derivative financial instruments or foreign currency instruments. As of September 30, 2024, we had $336.0 million invested in marketable securities with a maturity date of less than one year. As such we believe that we are not exposed to any material market risk. If interest rates had varied by 1% in the quarter ended September 30, 2024, the fair value of our investment portfolio would increase or decrease by approximately $0.6 million.

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

The majority of our product sales during the three and nine months ended September 30, 2024 were denominated in the U.S. dollar, however, we do have some sales denominated in foreign currencies. Nevertheless, foreign currency transaction gains and losses were immaterial for the three and nine months ended September 30, 2024. No foreign currency exchange risk existed for the three and nine months ended September 30, 2024.

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

Changes in Internal Control Over Financial Reporting:

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The information in Note 13 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 13 to our condensed consolidated financial statements for the quarter ended September 30, 2024, contained in this Quarterly Report on Form 10-Q.

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

Risks Related to Our Business:

●	We have a history of operating losses; we expect to continue to incur losses, and we may never be profitable;*
●	We may need additional financing to fund our operations and complete the development of our various product candidates and commercialization of our products, and if we are unable to obtain such financing, we may be unable to complete the development of our product candidates and commercialization of our products. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates;*
●	Political uncertainty may have an adverse impact on our operating performance and results of operations.*
●	The manufacture of our products and product candidates is complex, and we may encounter difficulties in production, particularly with respect to process development, quality control, or scaling-up of our manufacturing capabilities. If we, or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure;*
●	Cell-based therapies and biologics rely on the availability of biological raw materials (including live cells), chemicals and agents used for manufacturing, reagents, specialized equipment, and other specialty materials, which may not be available to us on acceptable terms or at all. For each of these, we rely or may rely on treatment sites, limited manufacturers, sole source vendors, or a limited number of vendors, which could impair our ability to manufacture and supply our products;
●	Because our current products represent, and our other potential product candidates will represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, the market acceptance, third-party reimbursement coverage, and the commercial potential of our product candidates;*

●	No assurance can be given that the Gen 2 manufacturing process or other processes we have selected will be FDA-compliant or more efficient and will lower the cost to manufacture TIL products;
●	We face significant competition from other biotechnology and pharmaceutical companies and from non-profit institutions; *
●	Our projections regarding the market opportunities for our products and product candidates may not be accurate, and the actual market for our products and product candidates may be smaller than we estimate; *
●	We have limited commercial experience and may be unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our products and product candidates, if they are approved, and as a result, we may be unable to generate significant product revenues;
●	If our products or product candidates do not achieve broad market acceptance, the revenues that we generate from their sales will be limited;
●	Our products and product candidates may face competition sooner than anticipated;
●	As a condition of approval, the FDA and foreign regulatory authorities may require that we implement various post-marketing requirements and conduct post-marketing studies, any of which would require a substantial investment of time, effort, and money, and which may limit our commercial prospects;*
●	We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth;
●	We may rely on third parties to perform many essential services for any products that we commercialize, including services related to distribution, government price reporting, customer service, accounts receivable management, cash collection, and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize our current or future products will be significantly impacted and we may be subject to regulatory sanctions;
●	We may be unable to successfully or sufficiently expand our manufacturing capacity to meet demand for our products;
●	We depend on the success of our product candidates and cannot guarantee that these product candidates will successfully complete development, receive regulatory approval, or be successfully commercialized;*
●	Development of a product candidate intended for use in combination with an already approved product may present more or different challenges than development of a product candidate for use as a single agent; *
●	A Fast Track, breakthrough therapy, or regenerative medicines advanced therapy product designations, or other designation to facilitate product candidate development may not lead to faster development or a faster regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval;
●	While in the U.S. lifileucel has received orphan drug designation for melanoma stages IIB-IV and for cervical cancer patients with tumors greater than 2 cm, there is no guarantee that we will be able to maintain this designation, receive these designations for any of our other product candidates, or receive or maintain any corresponding benefits, including periods of exclusivity;
●	We may encounter substantial delays in our clinical trials or may not be able to conduct our clinical trials on the timelines we expect and we may be required to conduct additional clinical trials or modify current or future clinical trials based on feedback we receive from the FDA and foreign regulatory authorities;*
●	It may take longer and cost more to complete our clinical trials than we project, or we may not be able to complete them at all;*
●	Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which would prevent or delay regulatory approval and commercialization;
●	We are required to pay substantial royalties and lump sum benchmark payments under our license or acquisition agreements with the NIH, Moffitt, Novartis, Clinigen, and Cellectis, and we must meet certain milestones to maintain our license rights;
●	We rely on and collaborate with governmental, academic, and corporate partners or agencies to approve, improve, and develop TIL cell therapies for new indications for use in combination with other therapies and to evaluate new TIL manufacturing methods, the results of which, because the manufacturing processes are not within our control, and may be incorrect or unreliable;
●	Our business could be adversely affected by the effects of health epidemics, including the COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations, including at our headquarters in San Carlos, California and at our manufacturing facility in Philadelphia, Pennsylvania, which have previously been subject to state executive orders and shelter-in-place orders, and at our clinical trial sites, as well as the business or operations of our other manufacturers, contract research organizations, or CROs, or other third parties with whom we conduct business;
●	We have global operations, which expose us to additional risks, and any adverse event could have a material adverse effect on our results of operations and financial condition.*
●	We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, ongoing military conflicts between Russia and Ukraine, and Israel and Hamas and Hezbollah, and record inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine and the Middle East, geopolitical tensions, or record inflation;*
●	Climate change or legal, regulatory or market measures to address climate change may negatively affect our business, results of operations, cash flows, and prospects; and
●	Environmental, social and governance matters may impact our business and reputation.

Risks Related to Government Regulation:

●	We are subject to extensive regulation, which can be costly, time consuming and can subject us to unanticipated delays; even after obtaining regulatory approval for some of our products and/or product candidates, those products and/or product candidates may still face regulatory difficulties;
●	The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates; *
●	Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions;
●	Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates profitably;*
●	We are subject to a variety of U.S. and international laws and regulations;* and
●	Governments outside the U.S. tend to impose strict price controls, which may adversely affect our revenues, if any.

The summary risk factors described above should be read together with the text of the full risk factors below in this section entitled “Risk Factors” and the other information set forth in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, and future growth prospects.

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

Significant judgement is required in estimating GTN adjustments considering legal interpretations of applicable laws and regulations, historical experience, payer channel mix, current contract prices under applicable programs, processing time lags, and inventory levels in the distribution channel.

As of September 30, 2024, we had an accumulated deficit of $2.3 billion. In addition, during the nine months ended September 30, 2024, we incurred a net loss of $293.6 million. While we have begun commercial launch of our first internally developed product, Amtagvi™, we may not generate any meaningful product sales until later in 2024. We expect to incur significant additional operating losses in the future as we expand our development and clinical trial activities in support of demonstrating the effectiveness of our products.

Our ability to achieve long-term profitability is dependent upon obtaining regulatory approvals for our products and successfully commercializing our products alone or with third parties. However, our operations may not be profitable even if any of our products under development are successfully developed and produced and thereafter commercialized.

We may need additional financing to fund our operations and complete the development of our various product candidates and commercialization of our products, and if we are unable to obtain such financing, we may be unable to complete the development of our product candidates and commercialization of our products. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

Our operations have consumed substantial amounts of cash since inception. From our inception to September 30, 2024, we have an accumulated deficit of $2.3 billion. In addition, our research and development and our operating costs have also been substantial and are expected to increase. For example, in October 2018, we closed an underwritten public offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $236.7 million. In June 2020, we closed another underwritten offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $567.0 million. In July 2023, we closed another underwritten offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $161.5 million. In February 2021, we entered into an open market sale agreement, or the 2021 Sale Agreement, with Jefferies LLC, or Jefferies, which provided for the sale of up to $350.0 million of our common stock from time to time, which was subsequently increased to $500.0 million in November 2022 upon the execution of an updated open market sale agreement, or the 2022 Sale Agreement, with Jefferies. In June 2023, we entered into a new open market sale agreement, or the 2023 Sale Agreement, with Jefferies, which superseded the 2022 Sale Agreement and provided for the sale of up to $450.0 million of our common stock from time to time. In February 2024, we closed another underwritten offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $197.4 million. As of September 30, 2024, we had $403.8 million in cash, cash equivalents, investments, and restricted cash ($164.2 million of cash and cash equivalents, $233.3 million in short-term investments, and restricted cash of $6.4 million).

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

We will need to obtain additional financing to fund our future operations, including completing the development of our product candidates and commercialization of our products. Our future funding requirements will depend on many factors, including, but not limited to:

●progress, timing, scope, and costs of our clinical trials, including the ability to timely initiate clinical sites, enroll subjects, and manufacture TIL for treatment for patients in our ongoing, planned and potential future clinical trials;
●time and cost necessary to obtain regulatory approvals that may be required by regulatory authorities to execute clinical trials or commercialize our product;
●our ability to successfully commercialize our product candidates, if approved;
●our ability to have clinical and commercial product successfully manufactured consistent with FDA and foreign regulations, including those applicable in the EU;
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
●time and cost necessary to respond to technological, regulatory, political, and market developments;
●costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
●costs associated with any potential business or product acquisitions (such as the acquisition of Proleukin®), strategic collaborations, licensing agreements, or other arrangements that we may establish.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted in response to the COVID-19 pandemic. Certain provisions of the CARES Act amend or suspend certain provisions of the Tax Act. For example, the tax relief measures under the CARES Act for businesses include a five-year net operating loss carryback, suspension of annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. On June 15, 2020, Assembly Bill 85 was passed in California which suspended the use of net operating losses and limited the use of credits for certain corporations. Changes to existing federal and state tax laws could adversely impact our business, results of operations, and financial position as the impact of recent tax legislation is uncertain.

In addition, U.S. federal, state and local tax laws are extremely complex and subject to various interpretations. Although we believe that our tax estimates and positions are reasonable, including our decision to build the iCTC at the Navy Yard in Philadelphia in order to take advantage of the site’s designation as a Keystone Opportunity Zone, Keystone Opportunity Expansion Zone, or Keystone Opportunity Improvement Zone, or collectively a KOZ, which allows incentives for business development, as well as certain other financial incentives provided by the Commonwealth of Pennsylvania, the City of Philadelphia, and the Philadelphia Industrial Development Corporation, there can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. Further, challenges to the site's designation as a KOZ or broader challenges to Pennsylvania's KOZ program could result in the revocation of the site’s designation as a KOZ and the attendant tax advantages associated with such designation. If we are unsuccessful in such a challenge, or if the site’s status as a KOZ is revoked, the relevant tax authorities may assess additional taxes, which could result in adjustments to, or impact the timing or amount of, taxable income, deductions or other tax allocations, which may adversely affect our results of operations and financial position.

Political uncertainty may have an adverse impact on our operating performance and results of operations.*

General political uncertainty may have an adverse impact on our operating performance and results of operations. In particular, the United States continues to experience significant political events that cast uncertainty on global financial and economic markets, especially following the recent presidential election. It is presently unclear exactly what actions the new administration in the United States will implement, and if implemented, how these actions may impact the biopharmaceutical industry in the United States. Any actions taken by the new U.S. administration may have a negative impact on the U.S. economy and on our business, financial condition, and results of operations.

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

Currently, our products and product candidates are manufactured at our internal facility, the iCTC, and by CMOs, using processes developed or modified by us or by our third-party research institution collaborators that we may not intend to use for more advanced clinical trials or commercialization. Gen 2 is the FDA-approved, commercial manufacturing process for Amtagvi™ and has been selected for all ongoing and future company-sponsored clinical trials. Although we believe Gen 2 is a commercially viable process, there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency, and timely availability of raw materials. As a result of these challenges, we may experience delays in our clinical development and/or commercialization plans. Furthermore, we may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

In May 2019 we entered into a lease agreement to build a commercial-scale manufacturing facility, the iCTC, in Philadelphia, Pennsylvania for commercial and clinical production of autologous TIL products, including our product Amtagvi™. The iCTC is currently manufacturing TIL for our ongoing clinical trials and Amtagvi™ for commercial supply. As of the first quarter of 2024, the iCTC facility was approved by the FDA for commercial manufacturing of Amtagvi™, and we successfully initiated commercial manufacturing and continue our capacity building and facility expansion activities to supply clinical and commercial TIL to meet demand. We expect our manufacturing facility will provide us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes, and allow for better long-term margins. We have built capacity to potentially treat thousands of cancer patients annually. However, we may not be successful in finalizing the development of our own manufacturing facility or capability. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, power failures, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

Our current manufacturing strategy involves the use of CMOs in conjunction with our internal manufacturing capacity at the iCTC. Currently our products and product candidates are manufactured internally at the iCTC and externally by WuXi Advanced Therapies, Inc., or Wuxi, and previously by Moffitt. Additionally, we partner with American Red Cross, or ARC, to operate our facility to produce feeder cells for TIL manufacturing. The process for manufacturing TIL is heavily reliant on the supply of biological raw materials and maintaining a GMP facility capable of supplying our manufacturing facilities with quality cells to make the final product. There are only a limited number of these types of facilities and sources for the materials needed by TIL cell therapy manufacturers. The iCTC and our CMO are aseptic manufacturing facilities that operate clean rooms for the production of TIL cell therapies, which are subject to contamination, labor, occupational safety, regulatory, climate, and environmental risks that could interfere with production. Any problems or delays we or our CMOs experience in preparing for commercial scale manufacturing of a product, product candidate, or component thereof may result, in the case of product candidates, a delay in the approval thereof or, in the case of products, may impair our ability to manufacture commercial quantities or such quantities at an acceptable cost, which could result in the delay, prevention, or impairment of clinical development of our product candidates and commercialization of our products and could adversely affect our business. Furthermore, if we or our commercial manufacturers fail to deliver the required commercial quantities of our product candidates on a timely basis and at reasonable costs, we would likely be unable to meet demand for our products and we would lose potential revenues.

Moreover, while we are expanding our capabilities to enable more internal manufacturing, should we continue to use CMOs, we may not succeed in maintaining our relationships with our current CMO or establishing relationships with additional or alternative CMOs. Our products and product candidates may compete with other products and product candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing for us and willing to do so. If our CMOs should cease manufacturing for us, we would experience delays in obtaining sufficient quantities of our product candidates for clinical trials and, if approved, commercial supply. Further, our CMOs may breach, terminate, or not renew these agreements. If we were to need to find alternative manufacturing facilities it would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. The commercial terms of any new arrangement could be less favorable than our existing arrangements and the expenses relating to the transfer of necessary technology and processes could be significant.

Reliance on third-party manufacturers entails exposure to risks to which we would not be subject if we manufactured the product candidate exclusively by ourselves, including:

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

In addition, the manufacturing process and facilities for any products and product candidates that we may develop at the iCTC and or our CMOs is subject to FDA and foreign regulatory authority approval processes, and we or our CMOs will need to meet all applicable FDA and foreign regulatory authority requirements, including cGMP, on an ongoing basis. The cGMP requirements include quality control, quality assurance, and the maintenance of records and documentation. The FDA and other regulatory authorities enforce these requirements through facility inspections. Manufacturing facilities must submit to pre-approval inspections by the FDA that will be conducted after we submit our marketing applications for our product candidates, including our BLAs, to the FDA. Manufacturers are also subject to continuing regulatory oversight by FDA and other regulatory authorities, including inspections following marketing approval. Further, we, in cooperation with our CMOs, must supply all necessary chemistry, manufacturing, and control documentation for a pre-approval inspection in support of a BLA on a timely basis. Although both the internal and external facilities were approved by the FDA for commercial manufacturing of Amtagvi™, there is no guarantee that we or our CMOs will be able to successfully pass all aspects of a pre-approval inspection by the FDA or other foreign regulatory authorities for future product candidates.

Our internal manufacturing facilities or our CMOs’ manufacturing facilities may be unable to comply with our specifications, cGMP, and with other FDA, state, and foreign regulatory requirements. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of product candidate that may not be detectable in final product testing. If we or our CMOs are unable to reliably produce products and/or product candidates to specifications acceptable to the FDA or other regulatory authorities, or in accordance with the strict regulatory requirements, we may not obtain or maintain the approvals we need to commercialize such products. Even after obtaining regulatory approval, in the case of our products, and even if we obtain regulatory approval, in the case of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Deviations from manufacturing requirements may further require remedial measures that may be costly and/or time-consuming for us or a third party to implement and may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

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

For each of these biological raw materials (including live cells), chemicals and agents used for manufacturing, reagents, equipment, and materials, we rely and may in the future rely on treatment sites, limited manufacturers, sole source vendors, or a limited number of vendors. An inability to continue to source product from any of these suppliers, which could be due to a number of issues, including regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands, or quality issues, could adversely affect our ability to satisfy demand for our product candidates, which could adversely and materially affect our product sales and operating results or our ability to conduct clinical trials, either of which could significantly harm our business.

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

Because our current products represent, and our other potential product candidates will represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, the market acceptance, third-party reimbursement coverage, and the commercial potential of our product candidates.*

Human immunotherapy products are a new category of therapeutics. Because this is a relatively new and expanding area of novel therapeutic interventions, there are many uncertainties related to development, marketing, reimbursement, and the commercial potential for our product candidates. There can be no assurance as to the length of the clinical trial period, the number of patients the FDA and foreign regulatory authorities will require to be enrolled in the clinical trials in order to establish the safety, efficacy, purity and potency of immunotherapy products, or that the data generated in these clinical trials will be acceptable to the FDA and foreign regulatory authorities to support marketing approval. The FDA may take longer than usual to come to a decision on any BLA that we submit and may ultimately determine that there is not enough data, information, or experience with our product candidates to support an approval decision. The FDA and foreign regulatory authorities may also require that we conduct additional post-marketing studies or implement risk management programs, such as Risk Evaluation and Mitigation Strategies, or REMS, until more experience with our product candidates is obtained. Finally, after increased usage, we may find that our product candidates do not have the intended effect or have unanticipated side effects, potentially jeopardizing initial or continuing regulatory approval and commercial prospects.

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

There is no assurance that the approaches offered by our products will gain broad acceptance among doctors or patients or that governmental agencies, national healthcare systems, or third-party medical insurers will be willing to provide reimbursement coverage for proposed product candidates. Moreover, we do not have verifiable internal marketing data regarding the potential size of the commercial market for our product candidates, nor have we obtained current independent marketing surveys to verify the potential size of the commercial markets for our current product candidates or any future product candidates. Since our current product candidates and any future product candidates will represent novel approaches to treating various conditions, it may be difficult, in any event, to accurately estimate the potential revenues from these product candidates. Accordingly, we may spend significant capital trying to obtain approval for product candidates that have an uncertain commercial market. The market for any products that we successfully develop will also depend on the cost of the product.

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

No assurance can be given that the Gen 2 manufacturing process or other processes we have selected will be compliant or more efficient and will lower the cost to manufacture TIL products.*

We have developed and are developing improved methods for generating and selecting autologous TILs, and methods for large-scale production of autologous TILs that are in accord with current cGMP procedures. We have developed a new and more efficient TIL manufacturing process that we believe can be more efficient and cost effective, and in a more automated manner than previous processes. The production and control of the physical and/or chemical attributes of our products in a cGMP facility is subject to many uncertainties and difficulties. As a novel therapy, TIL manufacturing and product release is complex and must evolve with both industry-wide autologous cell therapy challenges and new regulatory requirements that may result in delays and unexpected denials. We have limited experience in manufacturing our adoptive cell therapy product candidate on a commercial scale, as do our partners. As a result, we cannot give any assurance that the Gen 2 process or any future process that we select will be a manufacturing process that can produce our products in compliance with the applicable regulatory requirements, at a cost or in quantities necessary to make them commercially viable. Moreover, we and our third-party manufacturers will have to continually adhere to current cGMP regulations enforced by the FDA and foreign regulatory authorities through facilities inspection programs. If our facilities or any of the facilities of these manufacturers cannot demonstrate adequate assurance of compliance with applicable standards during a pre-approval inspection, the approval of our products will not be granted. In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping, and quality control to assure that our products meet applicable specifications and other requirements. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory action. No assurance can be given that we will be able to develop such a manufacturing process, or that our partners will thereafter be able to establish and operate such a production facility.

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

We face significant competition from other biotechnology and pharmaceutical companies and from non-profit institutions. *

Competition in the field of cancer therapy is intense and is accentuated by the rapid pace of technological development. Research and discoveries by others may result in breakthroughs which may render our products obsolete even before they generate any revenue. There are products that are approved and currently under development by others that could compete with the products that we are developing. Many of our potential competitors have substantially greater research and development capabilities and approval, manufacturing, marketing, financial, and managerial resources and experience than we do. Our competitors may:

●develop safer, more convenient or more effective immunotherapies and other therapeutic products;
●develop therapies that are less expensive or have better reimbursement from private or public payors;
●reach the market more rapidly, reducing the potential sales of our products; or
●establish superior proprietary positions.

Due to the promising clinical therapeutic effect of competitor therapies in clinical trials, we anticipate substantial direct competition from other organizations developing therapies in commercial and pipeline target indications. In particular, we expect to compete with other new therapies for our lead indications developed by companies such as Agenus, BeyondSpring, Bristol-Myers Squibb, Daiichi Sankyo, Eisai, Genmab, Immunocore, IO Biotech, Merck, Moderna, Nektar Therapeutics, Pfizer, Regeneron Pharmaceuticals, and Replimune. We also may compete with other T cell therapies in development, including therapies based on genetically engineered T-cell receptors rendered reactive against tumor-associated antigens prior to their administration, other genetically engineered TIL products, and TIL products designed to be reactive to specific neoantigens, by companies such as AbelZeta Pharma, Achilles Therapeutics, Adaptimmune Therapeutics, Alaunos Therapeutics, Biosyngen, GRIT Biotechnology, Immatics, Immunocore, Instil Bio, Intima Bioscience, KSQ Therapeutics, Lyell Immunopharma, Marker Therapeutics, Obsidian Therapeutics, TILT Biotherapeutics, Turnstone Biologics, and others. To date, these technologies have been primarily applicable to hematologic malignancies, but their application in solid tumor indications may create competition with us. We may also face competition from immunotherapy treatments offered by companies such as Amgen, AstraZeneca, BioNTech, Bristol-Myers Squibb, Merck, Pfizer, Regeneron Pharmaceuticals, and Roche. We may also face competition from novel IL-2 treatments in development by Alkermes, ILToo Pharma, Merck, Nektar Therapeutics, Sanofi, Werewolf Therapeutics, and others. Many of these companies and our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources, and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the U.S. and internationally. Our competitors may obtain regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in competitors establishing a strong market position before we are able to enter the market.

Universities and public and private research institutions around the world are also potential competitors. For example, a Phase 3 M14TIL clinical trial comparing TIL to standard ipilimumab in patients with metastatic melanoma is currently being conducted in Europe by the Netherlands Cancer Institute, the Copenhagen County Herlev University Hospital, and the University of Manchester. Results from the M14TIL clinical trial were presented at the European Society for Medical Oncology Congress in September 2022. While these universities and public and private research institutions primarily have educational objectives, they may develop proprietary technologies that lead to other approved therapies by the FDA, European Commission, or other regulatory agencies or that secure patent protection that we may need for the development of our technologies and products.

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

We have limited commercial experience and may be unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our products and product candidates, if they are approved, and as a result, we may be unable to generate significant product revenues.

We currently have a commercial team focused on our commercial strategy, but we do not have a large commercial infrastructure for the marketing, sale, and distribution of biopharmaceutical products. In order to commercialize our products, we must build our marketing, sales, and distribution capabilities or make arrangements with third parties to perform these services, which will take time and require significant financial expenditures, and we may not be successful in doing so. Even if we are able to effectively establish a sales force and develop a marketing and sales infrastructure, our sales force and marketing teams may not be successful in commercializing our current or future product candidates. To the extent we rely on third parties to commercialize any products for which we obtain regulatory approval, we would have less control over their sales efforts and could be held liable if they failed to comply with applicable legal or regulatory requirements.

In addition to marketing our product, we will need current and future ATCs that will be able to obtain patients from the broader community and provide access to our therapies. Even if we are able to obtain approval for a product candidate, we may not be able to approve enough treatment centers for the provision of our product to a broad patient population. Additionally, certain areas do not have hospitals with the facilities to safely administer our therapy. Accordingly, we may only be able to launch our products with a limited number of treatment centers, which could ultimately reduce the uptake of our products. Although we have a team allocated to authorize and monitor our treatment centers, substantial resources and investment from us and each treatment center may be required. Additionally, the treatment center onboarding process can be complicated and requires extensive training, technical equipment, and coordination of processes. Once authorized, treatment centers will be required to ensure that their training, facilities, and treatment capabilities are adequately maintained.

We have limited prior experience in the marketing, sale, and distribution of biopharmaceutical products, and there are significant risks involved in the building and managing of a commercial infrastructure. The establishment and development of commercial capabilities, including a comprehensive healthcare compliance program, to market any products we may develop will be expensive and time consuming and could delay any product launch, and we may not be able to successfully develop this capability. We, or our collaborators, will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, manage, and retain marketing, sales, and commercial support personnel. In the event we are unable to develop a commercial infrastructure, we may not be able to commercialize our current or future product candidates, which would limit our ability to generate product revenues. Factors that may inhibit our efforts to commercialize our current or future products and product candidates and generate significant product revenues include:

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

The enactment of the Biologics Price Competition and Innovation Act, or the BPCIA, created an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, the FDA cannot make an approval of an application for a biosimilar product effective until 12 years after the original branded product was approved under a BLA. Certain changes, however, and supplements to an approved BLA, and subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the 12-year exclusivity period.

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

We will need to obtain approval of any proposed proprietary branded product names, and any failure or delay associated with such approval may adversely affect our business.*

Any name we intend to use for our products and product candidates will require approval from the FDA and foreign regulatory authorities regardless of whether we have secured a formal trademark registration, including from the U.S. Patent and Trademark Office, or USPTO. The FDA and foreign regulatory authorities typically conduct a review of proposed product names, including an evaluation of the potential for confusion with other product names. The FDA and foreign regulatory authorities may also object to a product name if they believe the name inappropriately implies medical claims or contributes to an overstatement of efficacy. If the FDA or a foreign regulatory authority objects to any of our proposed proprietary product names, we may be required to adopt alternative names for our products and/or product candidates. If we adopt alternative names, we would lose the benefit of any existing trademark applications for such product and/or product candidate and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties, and be acceptable to the FDA and foreign regulatory authorities. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our products and product candidates.

As a condition of approval, the FDA and foreign regulatory authorities may require that we implement various post-marketing requirements and conduct post-marketing studies, any of which would require a substantial investment of time, effort, and money, and which may limit our commercial prospects.*

As a condition of biologic licensing, the FDA and foreign regulatory authorities are authorized to require that sponsors of approved BLAs implement various post-market requirements, including REMS and Phase 4 studies. For example, we reached an agreement with the FDA regarding a confirmatory trial to support the conversion from accelerated to full approval of Amtagvi™ in post-anti-PD-1 advanced melanoma, which we refer to as TILVANCE-301. The randomized Phase 3 TILVANCE-301 trial has been ongoing since the fourth quarter of 2022. If we receive approval of additional product candidates, the FDA and foreign regulatory authorities may determine that similar or additional post-approval requirements are necessary to ensure that our product candidates are safe, pure, and potent. To the extent that we are required to establish and implement any post-approval requirements, we will likely need to invest a significant amount of time, effort, and money. Such post-approval requirements may also limit the commercial prospects of our products and product candidates.

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

For example, we continue to recruit a new Chief Executive Officer. However, competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense, and no assurance can be given that we will be able attract, hire, retain, and motivate the highly skilled employees that we need. Future growth will impose significant added responsibilities on members of management, including:

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

We may be unable to successfully or sufficiently expand our manufacturing capacity to meet demand for our products.*

As noted above, we have limited experience in internal manufacturing our adoptive cell therapy product candidates on a commercial scale, as do our partners. We anticipate expanding internal manufacturing capacity at our iCTC facility and/or at our contract manufacturer, WuXi. Scale-up of manufacturing may require additional validation studies, including capacity demonstration and/or comparability studies, each of which are subject to regulatory review, potential inspection, and approval. Moreover, while we continue to expand our internal manufacturing capacity, the current geopolitical tensions with China may impact our ability to expand manufacturing capacity at our contract manufacturer, WuXi. Recently, the Biden administration has signed multiple executive orders regarding China. One particular executive order titled Advancing Biotechnology and Biomanufacturing Innovation for a Sustainable, Safe, and Secure American Bioeconomy signed on September 12, 2022 will likely impact the pharmaceutical industry to encourage U.S. domestic manufacturing of pharmaceutical products. Additionally, in February 2024, the chair and ranking member of the House Select Committee on the Chinese Communist Party, Representatives Mike Gallagher and Raja Krishnamoorthi, respectively, along with Senators Gary Peters and Bill Haggerty, sent a letter to the Biden administration requesting that both WuXi AppTec Co., Ltd., WuXi’s parent company, and the affiliated WuXi Biologics be added to the Department of Defense’s Chinese Military Companies List (1260H list), the Department of Commerce’s Bureau of Industry and Security Entity List, and the Department of Treasury’s Non-SDN Chinese Military-Industrial Complex Companies List. While the Biden administration has yet to take action on this letter, adding either or both previously mentioned WuXi entities on any or all of the aforementioned lists could materially impact our MSA with WuXi. Finally, there have been Congressional legislative proposals, such as a bill titled the BIOSECURE Act, to discourage contracting with certain Chinese companies, including two WuXi affiliates, on the development or manufacturing of pharmaceutical products. The BIOSECURE Act passed the U.S. House of Representatives on September 9, 2024. The version of the BIOSECURE Act that passed the U.S. House of Representatives included a grandfather clause that would allow contracts entered into with the Chinese companies named therein prior to the effective date of such legislation until January 1, 2032. The BIOSECURE Act must also pass the U.S. Senate before going to President Biden for either his veto or signature, and it is uncertain whether the bill will be brought to the floor for a vote by the U.S. Senate before the current legislative session expires on January 3, 2025.

Regardless, any expansion of our internal and external manufacturing capability will also require us to invest substantial additional funds to hire and retain the technical personnel who have the necessary manufacturing experience. As a result, we may not be able to successfully or sufficiently increase the manufacturing capacity for our product candidates or modify our manufacturing processes. If we are unable to successfully increase the manufacturing capacity for a product candidate (as a result of lack of approval from, or capacity limitations imposed by, the FDA, or otherwise), the resulting capacity limitations could have a material adverse effect on our results of operations and financial condition. In addition, if we are unable to successfully or sufficiently increase the manufacturing capacity at the iCTC facility to meet demand in a timely or economic manner, or at all, we may be dependent upon the performance and capacity of third-party manufacturers. Accordingly, we face risks of capacity limitations of, difficulties with, increased costs of, and interruptions in performance by third-party manufacturers, the occurrence of which could negatively impact the availability, launch, and/or sales of our products in the future, as well as on our results of operations and financial condition.

Risks Related to the Development of Our Product Candidates

We depend on the success of our product candidates and cannot guarantee that these product candidates will successfully complete development, receive regulatory approval, or be successfully commercialized.

We currently have two products approved for commercial sale. We have invested a significant portion of our efforts and financial resources in the development of our current product and/ or product candidates, including Amtagvi™, lifileucel, and modified product candidates, IOV-4001, IOV-2001, IOV-3001, IOV-5001, and expect that we will continue to invest heavily in our current product candidates, as well as in any future product candidates we may develop. Our business depends on the successful development and commercialization of our product candidates. Our ability to generate revenues in the future is substantially dependent on our ability to develop, obtain regulatory approval for, and then successfully commercialize our product candidates. We currently generate no revenue from the sale of any products that are in development, and we may never be able to develop or commercialize these potential products.

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

A Fast Track, breakthrough therapy, or regenerative medicines advanced therapy product designations or other designation to facilitate product candidate development may not lead to faster development or a faster regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We were granted Fast Track designation by the FDA for lifileucel in metastatic melanoma and metastatic cervical cancer, as well as for lifileucel in combination with pembrolizumab in advanced melanoma. We were granted breakthrough therapy designation, or BTD for lifileucel for metastatic cervical cancer and RMAT designation for lifileucel in advanced melanoma. We may seek Fast Track or Breakthrough designation for other of our current or future product candidates. Receipt of a designation to facilitate product candidate development is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for a designation, the FDA may disagree. In any event, the receipt of such a designation for a product candidate may not result in a faster development process, review, or approval compared to product candidates considered for approval under conventional the FDA procedures and does not assure ultimate marketing approval by the FDA. In addition, the FDA may later decide that the products no longer meet the designation conditions.

While lifileucel has received orphan drug designation for melanoma stages IIB-IV and for cervical cancer patients with tumors greater than 2 cm, there is no guarantee that we will be able to maintain this designation, receive these designations for any of our other product candidates, or receive or maintain any corresponding benefits, including periods of exclusivity.

We received orphan drug designation, or ODD, in the U.S. for lifileucel to treat malignant melanoma stages IIB-IV and cervical cancer patients with tumors greater than 2 cm. We may also seek ODD for our other product candidates, as appropriate. ODD, however, may be lost if the indication for which we develop our designated product candidates does not meet the orphan criteria. Moreover, following product approval, orphan exclusivity may be lost if the FDA determines, among other reasons, that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. Even if we obtain orphan exclusivity, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition and the same product can be approved for different conditions. Even after an orphan product is approved, the FDA can subsequently approve a product containing the same principal molecular features for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer or more effective or makes a major contribution to patient care.

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

In addition, our clinical trials must be conducted with product candidates that were produced under cGMP. Our failure to comply or our CMOs’ failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register certain clinical trials and post the results of certain completed clinical trials on a government sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so could result in enforcement actions and adverse publicity. In the EU, revised transparency rules for clinical trials became applicable with the launch of the new Clinical Trials Information System, or CTIS. The CTIS is the online system for the regulatory submission, authorization, and supervision of clinical trials conducted in the EU/European Economic Area, or EEA, under Regulation (EU) 536/2014. Data of all clinical trials conducted in the EU/EEA – including their results – must be submitted to the CTIS and are made publicly available, unless a specific exemption applies.

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

We may encounter substantial delays in our clinical trials or may not be able to conduct our clinical trials on the timelines we expect, and we may be required to conduct additional clinical trials or modify current or future clinical trials based on feedback we receive from the FDA and foreign regulatory authorities.*

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any current or future clinical trials will be conducted as planned or completed on schedule, if at all, or that any of our product candidates will receive regulatory approval. We initiated clinical trials in patients with metastatic melanoma, cervical, head and neck, and non-small cell lung cancers, and in other indications in collaboration with third parties. We completed enrollment in the pivotal clinical trial for melanoma, C-144-01, and in June 2022, we announced that initial Cohort 4 data read by the independent review committee, or IRC, met the primary endpoint in this clinical trial. In March 2023, we completed submission of our BLA to the FDA for the treatment of adult patients with metastatic melanoma for approval, and the FDA accepted the BLA in May 2023. We obtained BLA approval on February 16, 2024. We plan to initiate clinical trials in new indications and new cohorts in existing clinical trials. Even as these clinical trials progress, issues may arise that could require us to suspend or terminate such clinical trials or could cause the results of one cohort to differ from a prior cohort. For example, we may experience slower than anticipated enrollment in our additional pivotal clinical trials, which may consequently delay BLA submissions to the FDA or permit competitors to obtain approvals that may alter our BLA filing strategy. Additionally, temporary or permanent clinical holds could be placed on our clinical trials for a variety of reasons. For instance, on December 22, 2023, the FDA placed a clinical hold on the IOV-LUN-202 trial in response to a reported Grade 5 (fatal) serious adverse event potentially related to the non-myeloablative lymphodepletion pre-conditioning regimen, and we paused enrollment and the lifileucel treatment regimen for new patients in IOV-LUN-202 during the clinical hold. On March 4, 2024, the FDA lifted the partial clinical hold on the IOV-LUN-202 trial, permitting us to resume patient enrollment. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely initiation or completion of clinical development, or product approval include:

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

We also may conduct clinical and preclinical research in collaboration with other academic, pharmaceutical, biotechnology and biologics entities in which we combine our technologies with those of our collaborators. Such collaborations may be subject to additional delays because of the management of the clinical trials, contract negotiations, the need to obtain agreement from multiple parties, and the necessity of obtaining additional approvals for therapeutics used in the combination clinical trials. These combination therapies will require additional testing and clinical trials will require additional regulatory approval and will increase our future cost of expenses.

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing changes to our product candidates, we may be required to, or we may elect to, conduct additional studies to bridge our modified product candidates to earlier versions. These changes may require regulatory approval or notification, may not have their desired effect, or the FDA or foreign regulatory authorities may not accept data from prior versions of the product to support an application, delaying our clinical trials or programs or necessitating additional clinical trials or preclinical studies. For example, while our first BLA submission includes our Gen 2 manufacturing process, in the future we may seek to commercialize other manufacturing processes, such as our Gen 3 manufacturing process or our PD-1 selected TIL manufacturing process. We may find that commercialization of these manufacturing processes has unintended consequences that necessitate additional development and manufacturing work or additional clinical trials and preclinical studies, or results in non-approval of a BLA.

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

We are currently conducting eight company-sponsored clinical trials to assess the overall safety and efficacy of Iovance TIL monotherapy and TIL combinations in patients with melanoma, cervical, endometrial, head and neck, and lung cancers across late-line and early treatment settings, as well as our genetically modified TIL cell therapy IOV-4001 and our peripheral blood lymphocyte, or PBL, technology for hematological malignancies. However, we may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. Our ability to enroll or treat patients in our other studies, or the duration or costs of those studies, could be affected by multiple factors, including, preliminary clinical results, which may include efficacy and safety results from our ongoing Phase 2 studies, but may not be reflected in the final analyses of these clinical trials.

For example, our current clinical trials utilize an “open-label” trial design. An open-label trial is one where both the patient and investigator know whether the patient is receiving the test article or either an existing approved drug or placebo, which has the potential to create selection bias in the investigators. In our Phase 2 open-label studies, the investigators have significant discretion over the selection of patient participants. Although preliminary data from certain clinical trials were generally positive, that data may not necessarily be representative of interim or final results, as new patients are cycled through the applicable treatment regimes. As the clinical trials continue, the investigators may prioritize patients with more progressed forms of cancer than the initial patient population, based on the success or perceived success of that initial population. Patients with more progressed forms of cancer may be less responsive to treatment, and accordingly, interim efficacy data may show a decline in patient response rate or other assessment metrics. As the trials continue, investigators may shift their approach to the patient population, which may ultimately result in a decline in both interim and final efficacy data from the preliminary data, or conversely, an increase in final efficacy data following a decline in the interim efficacy data, as patients with more progressed forms of cancer are cycled out of the clinical trials and replaced by patients with less advanced forms of cancer. This opportunity for investigator selection bias in our clinical trials as a result of open-label design may not be adequately handled and may cause a decline in or distortion of clinical trial data from our preliminary results. Depending on the outcome of our open-label studies, we may need to conduct one or more follow-up or supporting studies in order to successfully develop our products for regulatory approval. Many companies in the biotechnology, pharmaceutical, and medical device industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we cannot be certain that we will not face such setbacks.

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

If unacceptable toxicities or side effects arise in the development of our product candidates, we, an IRB, DSMB, or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials, order our clinical trials to be placed on clinical hold, or deny approval of our product candidates for any or all targeted indications. The FDA or comparable foreign regulatory authorities may also require additional data, clinical, or preclinical studies should unacceptable toxicities arise. We may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk/benefit perspective. Toxicities associated with our clinical trials and products may also negatively impact our ability to conduct clinical trials using TIL cell therapy in larger patient populations, such as in patients that have not yet been treated with other therapies or have not yet progressed on other therapies.

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

Clinical testing is very expensive, can take many years, and the outcome is uncertain. It could take as much as 12 months or more before we learn the results from any clinical trial using our adoptive cell therapy with TIL. The data collected from our clinical trials may not be sufficient to support approval by the FDA and foreign regulatory authorities of our TIL-based product candidates for the treatment of solid tumors. The clinical trials for our products under development may not be completed on schedule and the FDA and foreign regulatory authorities may not ultimately approve any of our product candidates for commercial sale. If we fail to adequately demonstrate the safety and efficacy of any product candidate under development, we may not receive regulatory approval for those products, which would prevent us from generating revenues or achieving profitability.

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

We are dependent on third parties to support our research, development, and supplement our internal manufacturing activities and, therefore, are subject to the efforts of these parties and our ability to successfully collaborate with these third parties.*

As a result of our current strategy to supplement our internal manufacturing by outsourcing, we rely very heavily on third parties to perform for us the manufacturing of our products and/or product candidates. We also license a portion of our technology from others. We intend to rely upon both our internal facility, the iCTC, as well as our CMOs to produce large quantities of materials needed for clinical trials and product commercialization. Third party manufacturers may not be able to meet our needs with respect to timing, quantity, or quality. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical testing and/or commercialization efforts may be delayed, thereby delaying the submission of products for regulatory approval or the market introduction and subsequent sales of our products and product candidates. Any such delay may lower our revenues and potential profitability.

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

EU member states and other foreign jurisdictions, including Switzerland, the United Kingdom, and Canada, have adopted data protection laws and regulations which impose significant compliance obligations on us. Moreover, the collection and use of personal health data in the EU, which was formerly governed by the provisions of the EU Data Protection Directive, was replaced with the EU General Data Protection Regulation, or the GDPR, in May 2018. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data.

The GDPR also imposes strict rules on the transfer of personal data out of the EU to the U.S., provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries. The implementation of the GDPR has increased our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may in the future be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. If we fail to comply with the data protection laws in any EU member country or other jurisdiction, the data protection authority of such country or other jurisdiction may, in addition to fines, impose sanctions on us, which may include a prohibition that prevents us from transferring and/or processing personal data of data subjects from such country or other jurisdiction for a duration determined by the sanctioning authority. Our inability to transfer and/or process personal data of data subjects could preclude us from conducting clinical trials of our products in the EU member country or other jurisdiction for the duration of the sanction. Our inability to conduct clinical trials in the EU member country or other jurisdiction for the duration of the sanction may delay and increase the cost of development of our products, with a material adverse effect on our business. In this regard, we expect that there will continue to be new proposed laws, regulations, and industry standards relating to privacy and data protection in the U.S., the EU, and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

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

We have global operations, which expose us to additional risks, and any adverse event could have a material adverse effect on our results of operations and financial condition.*

Our operations outside the U.S. have recently expanded. Risks inherent in conducting a global business include:

●changes in medical reimbursement policies and programs and pricing restrictions in key markets;
●multiple regulatory requirements that could restrict our ability to manufacture and sell our products in key markets;
●trade protection measures and import or export licensing requirements, including the imposition of trade sanctions or similar restrictions by the U.S. or other governments;

●foreign exchange fluctuations;
●diminished protection of intellectual property in some countries; and
●possible nationalization and expropriation.

In addition, there may be changes to our business if there is instability, disruption, or destruction in a significant geographic region, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake, storm, or disease. Events like these, such as the ongoing war between Russia and Ukraine and rising conflict in the Middle East, could result in material adverse effects on macroeconomic conditions, currency exchange rates and financial markets, and may adversely affect our business, results of operations, and financial condition.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, ongoing military conflicts between Russia and Ukraine and Israel and Hamas and Hezbollah, and record inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflicts in Ukraine and the Middle East, geopolitical tensions, or record inflation.*

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which has led to record inflation globally. We are continuing to monitor inflation, the situation in Ukraine, and global capital markets and assessing the potential impacts on our business.

The global economy has been, and may continue to be, negatively impacted by Russia’s invasion of Ukraine. As a result of Russia’s invasion of Ukraine, the U.S., the EU, the United Kingdom, and other G7 countries, among other countries, have imposed substantial financial and economic sanctions on certain industry sectors and parties in Russia. Broad restrictions on exports to Russia have also been imposed. These measures include: (i) comprehensive financial sanctions against major Russian banks; (ii) additional designations of Russian individuals with significant business interests and government connections; (iii) designations of individuals and entities involved in Russian military activities; and (iv) enhanced export controls and trade sanctions limiting Russia’s ability to import various goods. Russian military actions and the resulting sanctions could continue to adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

In addition, on October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Thereafter, Hamas launched extensive rocket attacks on Israeli population and industrial centers located along the Israeli border with the Gaza Strip. Shortly following the attack, Israel’s security cabinet declared war against Hamas and launched an aerial bombardment of various targets within the Gaza Strip. The Israeli government subsequently called for the evacuation of over one million residents of the northern part of the Gaza Strip and began a ground invasion of the Gaza Strip that remains ongoing. Other terrorist and/or regional organizations have joined the hostilities as well, including Hezbollah in Lebanon, and it is possible that Palestinian military organizations in the West Bank will also join, resulting in a further widening of the conflict. The intensity and duration of Israel’s current wars against Hamas and Hezbollah are difficult to predict as are such wars’ economic implications on the global economy.

There are also current geopolitical tensions with China. Recently, the Biden administration has signed multiple executive orders regarding China. One particular executive order titled Advancing Biotechnology and Biomanufacturing Innovation for a Sustainable, Safe, and Secure American Bioeconomy signed on September 12, 2022 will likely impact the pharmaceutical industry to encourage U.S. domestic manufacturing of pharmaceutical products. Moreover, there have been Congressional legislative proposals, such as the bill titled the BIOSECURE Act, to discourage contracting with Chinese companies, including two WuXi affiliates, on the development or manufacturing of pharmaceutical products. The BIOSECURE Act passed the U.S. House of Representatives on September 9, 2024. The version of the BIOSECURE Act that passed the U.S. House of Representatives included a grandfather clause that would allow contracts entered into with the Chinese companies named therein prior to the effective date of such legislation until January 1, 2032. The BIOSECURE Act must also pass the U.S. Senate before going to President Biden for either his veto or signature, and it is uncertain whether the bill will be brought to the floor for a vote by the U.S. Senate before the current legislative session expires on January 3, 2025. Any additional executive action, legislative action or potential sanctions with China could materially impact our current manufacturing partners and our agreements with them, including our MSA with WuXi. For example, in February 2024, the chair and ranking member of the House Select Committee on the Chinese Communist Party, Representatives Mike Gallagher and Raja Krishnamoorthi, respectively, along with Senators Gary Peters and Bill Haggerty sent a letter to the Biden administration requesting that both WuXi AppTec Co., Ltd., WuXi’s parent company, and the affiliated WuXi Biologics be added to the Department of Defense’s Chinese Military Companies List (1260H list), the Department of Commerce’s Bureau of Industry and Security Entity List, and the Department of Treasury’s Non-SDN Chinese Military-Industrial Complex Companies List. While the Biden administration has yet to take action on this letter, adding either or both previously mentioned WuXi entities on any or all of the aforementioned lists could materially impact our MSA with WuXi. Additionally, on February 28, 2024, President Biden signed Executive Order 14117 (“Preventing Access to Americans” Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern”) which implements a new framework to protect the privacy of personal data shared between the U.S. and Europe, which may, in effect, impact privacy laws with “countries of concern” such as China or Russia.

Although our business has not been materially impacted by the ongoing military conflicts between Russia and Ukraine or Israel and Hamas and Hezbollah, geopolitical tensions, or record inflation to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the conflicts in Ukraine and the Middle East, geopolitical tensions, record inflation, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.*

With the acquisition of Proleukin® in May 2023 and with the future commercialization of AmtagviTM in other markets, a portion of our business will be conducted outside the United States. Furthermore, we are required to make certain future payments under the Proleukin® acquisition agreement that are denominated in non-U.S. dollars, including future deferred consideration and earnout payments based on Proleukin® sales. As such, we face exposure to adverse movements in foreign currency exchange rates, including movements in foreign currency for the future milestone payment. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our business, cash flow, results of operations, financial condition, and prospects. Our primary exposure to movements in foreign currency exchange rates currently relates to non-U.S. dollar denominated sales in Europe, the United Kingdom, and Asia, and non-U.S. dollar denominated operating expenses and certain assets and liabilities in our operating subsidiaries.

Additionally, we have entered and may enter into business development transactions, borrowings, or other financial transactions that may give rise to currency and interest rate exposure. Since we cannot, with certainty, foresee and mitigate against such adverse changes, fluctuations in currency exchange rates, interest rates, and inflation could negatively affect our business, cash flow, results of operations, financial condition, and prospects.

In order to mitigate against the adverse impact of these market fluctuations, we may from time to time enter into hedging agreements. While hedging agreements, such as currency options and forwards and interest rate swaps, may limit some of the exposure to exchange rate and interest rate fluctuations, such attempts to mitigate these risks may be costly and not always successful.

Climate change or legal, regulatory or market measures to address climate change may negatively affect our business, results of operations, cash flows and prospects.

We believe that climate change has the potential to negatively affect our business and results of operations, cash flows and prospects. We are exposed to physical risks (such as extreme weather conditions or rising sea levels), risks in transitioning to a low-carbon economy (such as additional legal or regulatory requirements, changes in technology, market risk and reputational risk), and social and human effects (such as population dislocations and harm to health and well-being) associated with climate change. These risks can be either acute (short-term) or chronic (long-term).

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

Governmental authorities, non-governmental organizations, customers, investors, external stakeholders, and employees are increasingly sensitive to environmental, social and governance, or ESG, concerns, such as diversity and inclusion, climate change, water use, recyclability or recoverability of packaging, and plastic waste. This focus on ESG concerns may lead to new requirements that could result in increased costs associated with developing, manufacturing and distributing our products. Our ability to compete could also be affected by changing customer preferences and requirements, such as growing demand for more environmentally friendly products, packaging or supplier practices, or by failure to meet such customer expectations or demand. While we strive to improve our ESG performance, we risk negative stockholder reaction, including from proxy advisory services, as well as damage to our brand and reputation, if we do not act responsibly, or if we are perceived to not be acting responsibly in key ESG areas, including equitable access to medicines and vaccines, product quality and safety, diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency, and addressing human capital factors in our operations. If we do not meet the ESG expectations of our investors, customers, and other stakeholders, we could experience reduced demand for our products, loss of customers, and other negative impacts on our business and results of operations.

In addition, this emphasis on environmental, social, and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.

Risks Related to Government Regulation

We are subject to extensive regulation, which can be costly, time consuming and can subject us to unanticipated delays; even after obtaining regulatory approval for some of our products and/or product candidates, those products and/or product candidates may still face regulatory difficulties.

Our products, potential products, and cell processing and manufacturing activities, are subject to comprehensive regulation by the FDA in the U.S. and by comparable authorities in other countries. The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive and often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. In addition, regulatory agencies may lack experience with our technologies and products, which may lengthen the regulatory review process, increase our development costs and delay or prevent their commercialization.

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

A BLA must also include significant information regarding the chemistry, manufacturing and controls for the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of cell therapies for cancer. We may also not be able to successfully utilize the BTD designation we have received for metastatic cervical cancer to successfully complete the development and commercialization of AmtagviTM for this indication. We may not be able to reach agreement with the FDA on an interpretation of outcomes from our meetings, including meetings we have held with the FDA in relation to our C-145-04 clinical trial and future meetings. In addition, as previously disclosed, Iovance began a confirmatory Phase 3 clinical trial, TILVANCE-301, of lifileucel in combination with pembrolizumab in frontline metastatic melanoma in late 2022. The FDA previously granted Fast Track Designation for lifileucel in combination with pembrolizumab for the treatment of immune checkpoint inhibitor naïve metastatic melanoma. However, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive, and lengthy, and approval may not be obtained.

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

If we fail to comply with applicable healthcare and promotional laws, including fraud and abuse and information privacy and security laws, we could face substantial penalties and our business, financial condition, results of operations, and prospects could be adversely affected.*

As a biopharmaceutical company, we are subject to many federal and state healthcare laws, including the federal Anti-Kickback Statute, the federal civil and criminal False Claims Act, or FCA, the civil monetary penalties statute, the Medicaid Drug Rebate statute and other price reporting requirements, the Veterans Health Care Act of 1992, the federal Health Insurance Portability and Accountability Act of 1996 (as amended by the Health Information Technology for Economics and Clinical Health Act), the Foreign Corrupt Practices Act of 1977, or FCPA, the Patient Protection and Affordable Care Act of 2010, and similar state laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid, or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. If we do not comply with all applicable fraud and abuse laws, we may be subject to enforcement by both the federal government and the states in which we conduct our business.

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

In the EU, companies may not promote unauthorized products or therapeutic indications. Therefore, it is generally prohibited to disseminate information regarding off-label uses of medicinal products. Exceptionally, companies may provide information on unauthorized products or indications in response to a written unsolicited request by an HCP (i.e., on a reactive basis only), as that is excluded from the definition of advertising under EU law. This should be done through the medical team / Medical Science Liaisons, or MSLs, and not the marketing/sales representatives. Moreover, specific rules may apply in each EU member state as regards the interactions between MSLs and HCPs.

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

Federal and state legislatures and agencies continue to promulgate laws and regulations impacting coverage and reimbursement of drugs and treatments. For example, on September 20, 2024, the Centers for Medicare & Medicaid Services issued a final rule titled “Medicaid Program; Misclassification of Drugs, Program Integrity Updates Under the Medicaid Drug Rebate Program,” which may impact our reimbursement and rebate strategy.

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

In the U.S., no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. In the EU, each member state is responsible for establishing the price and reimbursement conditions of medicinal products placed in its market.

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

We are subject to new legislation, regulatory proposals, and healthcare payor initiatives that may increase our costs of compliance and adversely affect our ability to market our products, obtain collaborators, and raise capital. *

In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities, and affect our ability, or the ability of our collaborators, to profitably sell any products for which we obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or our collaborators, may receive for any approved products.

In the EU, several pieces of legislation recently approved—or still in the process of being approved—will impact regulatory procedures applicable to medicinal products, including those based on genes, tissues, or cells, or Advanced Therapy Medicinal Products. These include, among others, the new Regulation (EU) 2024/1938 on standards of quality and safety for substances of human origin intended for human application and the new Regulation (EU) 2021/2282 on health technology assessment. Moreover, on April 10, 2024, the European Parliament adopted its position on the European Commission proposal to reform EU pharmaceutical legislation, consisting of a new directive replacing Directive 2001/83/EC and a new regulation replacing Regulation (EC) 726/2004. If approved, this will represent the most significant review of EU pharmaceutical legislation since 2004. The changes proposed are far reaching, including a change in the period of standard regulatory exclusivity, a package of incentives aimed at addressing unmet medical needs, and an extension of the so-called Bolar exemption.

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

We are subject to a variety of U.S. and international laws and regulations.*

We are currently subject to a number of government laws and regulations, and, in the future, could become subject to new government laws and regulations. The costs of compliance with such laws and regulations, or the negative results of non-compliance, could adversely affect our business, cash flow, results of operations, financial condition, and prospects; these laws and regulations include (i) additional health care reform initiatives in the U.S. or in other countries, including additional mandatory discounts or fees; (ii) the FCPA or other anti-bribery and corruption laws; (iii) new laws, regulations, and judicial or other governmental decisions affecting pricing, drug reimbursement, and access or marketing within or across jurisdictions; (iv) changes in intellectual property laws; (v) changes in accounting standards; (vi) new and increasing data privacy regulations and enforcement, particularly in the EU, the U.S., and China; (vii) legislative mandates or preferences for local manufacturing of pharmaceutical products; (viii) emerging and new global regulatory requirements for reporting payments and other value transfers to HCPs; (ix) environmental regulations, such as the EU’s Corporate Sustainability Reporting Directive; and (x) the potential impact of importation restrictions, embargoes, trade sanctions, and legislative and/or other regulatory changes.

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

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the laws of the FDA and other similar foreign regulatory bodies, provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the U.S. and similar foreign fraudulent misconduct laws, or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the U.S., our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing, and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials.

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

The issuance of a patent is not conclusive as to its validity or enforceability and it is uncertain how much protection, if any, will be given to the patents we own or have licensed from the NIH, Moffitt, or MDACC if any of these parties, or we, attempt to enforce the patents and/or if they are challenged in court or in other proceedings, such as oppositions, which may be brought in foreign jurisdictions to challenge the validity of a patent. A third party may challenge the validity or enforceability of a patent after its issuance by the Patent Office. It is possible that a competitor may successfully challenge our patents or that a challenge will result in limiting their coverage. Moreover, the cost of litigation to uphold the validity of patents and to prevent infringement can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use our patented invention without payment to us. Moreover, it is possible that competitors may infringe our patents or successfully avoid the patented technology through design innovation. To stop these activities, we may need to file a lawsuit. These lawsuits are expensive and would consume time and other resources, even if we were successful in stopping the violation of our patent rights. In addition, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of our patents were upheld, a court would refuse to stop the other party on the grounds that its activities are not covered by, that is, do not infringe, our patents.

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

Certain intellectual properties that we are using to develop TIL-based cancer therapy products were licensed to us by the NIH. The issued or pending patents that the NIH licensed to us are exclusive and specific with respect to melanoma, breast, HPV-associated, bladder, and lung cancers. No assurance can be given that the NIH has not previously licensed, or that the NIH hereafter will not license to other biotechnology companies some or all of the non-exclusive technologies available to us under the NIH License Agreement. In addition, one pending U.S. patent application in the NIH License Agreement is not owned solely by the NIH. No assurance can be given that NIH’s co-owner of the certain pending U.S. patent application in the NIH License Agreement has not previously licensed, or that the co-owner thereafter will not license, to other biotechnology companies some or all of the technologies available to us. Co-ownership of these intellectual properties will create issues with respect to our ability to enforce the intellectual property rights in courts and will create issues with respect to the accountability of one entity with respect to the other.

Since the NCI, Moffitt, MDACC, and others already use TIL cell therapy for the treatment of metastatic melanoma and other indications, their methods and data are also available to third parties, who may want to enter into our line of business and compete against us. Other than the Gen 2 manufacturing process, we currently do not own any exclusive rights on our entire product portfolio that could be used to prevent third parties from duplicating our business plan or from otherwise directly competing against us. While additional technologies that may be developed under our CRADA may be licensed to us on an exclusive basis, no assurance can be given that our existing exclusive rights will be sufficient to prevent others from competing with us and developing substantially similar products.

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

As of September 30, 2024, we had 304,620,470 shares of common stock outstanding. In addition, we had 31,957,803 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted to purchase common stock based on vesting requirements of stock options and common stock issuable through purchases of employee stock purchase plan, or upon the conversion of preferred stock. The issuance and subsequent sale of the shares underlying these common stock equivalents could depress the trading price of our common stock. On June 10, 2019, our certificate of incorporation was amended to increase the number of authorized shares of our common stock, from 150,000,000 shares to 300,000,000 shares, which was approved by our stockholders on that date. On June 16, 2023, our certificate of incorporation was amended to increase the number of authorized shares of our common stock from 300,000,000 to 500,000,000 shares, which amendment was approved by our stockholders on June 6, 2023.

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

During the third quarter of 2024, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) for the purchase or sale of securities of the Company, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

During the third quarter of 2024, the Company did not adopt or terminate a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) for the purchase or sale of securities of the Company, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

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

Iovance Biotherapeutics, Inc.

November 7, 2024	By:	/s/ Frederick G. Vogt, Ph.D., J.D.
Frederick G. Vogt, Ph.D., J.D.
Interim Chief Executive Officer and President, and General Counsel (Principal Executive Officer)

November 7, 2024	By:	/s/ Jean-Marc Bellemin
Jean-Marc Bellemin
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)