Form 10-K
period 2024-12-31
IOVANCE BIOTHERAPEUTICS, INC.
filed 2025-02-27
CIK 1425205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from __________ to __________

Commission file number: 001-36860

IOVANCE BIOTHERAPEUTICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-3254381
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

825 Industrial Road, Suite 100, San Carlos, California	94070
(Address of Principal Executive Offices)	(Zip Code)

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

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.1 billion. Shares of common stock held by directors and executive officers and any ten percent or greater stockholders and their respective affiliates have been excluded from this calculation, because such stockholders may be deemed to be "affiliates" of the Registrant. This is not necessarily determinative of affiliate status of other purposes. As of February 21, 2025, there were 327,876,694 shares of the registrant’s common stock outstanding.

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

These statements involve risks, uncertainties, and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	the success, cost, enrollment, and timing of our clinical trials;
●	the success, cost, and timing of our product development activities;
●	the ability of us or our third-party contract manufacturers to continue to manufacture tumor infiltrating lymphocytes, or TIL, in accordance with our selected process;
●	our ability to design, construct, and staff our own manufacturing facility on a timely basis and within the estimated expenses;
●	the success of competing therapies that are or may become available;
●	regulatory developments in the United States of America, or U.S., and foreign countries;
●	the timing of and our ability to obtain and maintain U.S. Food and Drug Administration, or the FDA, European Commission, or other regulatory authority approval of, or other action with respect to, our products and/or product candidates;
●	our ability to attract and retain key scientific or management personnel;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
●	our ability to obtain funding for our operations, including funding necessary to complete further development of our product candidates and commercialization of our products;
●	our ability to successfully commercialize Amtagvi® (lifileucel) and Proleukin® (aldesleukin), and any other products and/or product candidates for which we obtain or have obtained FDA or other regulatory approvals, including by the European Commission in the European Union, or the EU;
●	the ability and willingness of our third-party research institution collaborators to continue research and development activities relating to our product candidates;
●	the potential of our other research and development and strategic collaborations;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our manufacturing methods and products and/or product candidates;
●	our plans to research, develop, and commercialize our products and/or product candidates;
●	the size and growth potential of the markets for our products and/or product candidates, and our ability to serve those markets;
●	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
●	fluctuations in the trading price of our common stock; and
●	our use of cash and other resources.

Actual results may differ from those set forth in this Annual Report on Form 10-K due to the risks and uncertainties inherent in our business, including those provided in the foregoing list of forward-looking statements and also including, without limitation: the FDA may not agree with our interpretation of the results of our clinical trials; later developments with the FDA that may be inconsistent with already completed FDA meetings; the preliminary clinical results, including efficacy and safety results, from ongoing Phase 2 and Phase 3 clinical trials may not be reflected in the final analyses of these clinical trials including new cohorts within these clinical trials; the results obtained in our ongoing clinical trials, such as the studies and clinical trials referred to in this Annual Report on Form 10-K, may not be indicative of results obtained in future clinical trials or supportive of product approval; regulatory authorities may potentially delay the timing of FDA or other regulatory authority approval of, or other action with respect to, our product candidates, specifically, our description of FDA interactions are subject to the FDA’s interpretation, as well as the FDA’s authority to request new or additional information; we may not be able to obtain or maintain FDA or other regulatory authority approval of our product candidates; our ability to address FDA or other regulatory authority requirements relating to our clinical programs and registrational plans, such requirements including, but not limited to, clinical and safety requirements as well as manufacturing and control requirements; risks related to our accelerated FDA review designations; our ability to obtain and maintain intellectual property rights relating to our product pipeline; and the acceptance by the market of our product candidates and their potential reimbursement by payors, if approved.

We caution you that the risks, uncertainties, and other factors referenced above may not contain all the risks, uncertainties, and other factors that are important to you. In addition, we cannot guarantee future results, level of activity, performance, or achievements. Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date of this Annual Report on Form 10-K or as of the date on which it is made. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether because of new information, future events or otherwise, after the date of this Annual Report on Form 10-K.

Unless the context requires otherwise, in this report the terms “Iovance,” the “Company,” “we,” “us,” and “our” refer to Iovance Biotherapeutics, Inc.

PART I

Item 1.          Business

Overview

We are a commercial-stage biopharmaceutical company pioneering a transformational approach to treating cancer by harnessing the human immune system’s ability to recognize and destroy diverse cancer cells using therapies personalized for each patient. Our mission is to be the global leader in innovating, developing, and delivering tumor infiltrating lymphocyte, or TIL, cell therapies for patients with solid tumor cancers. We are executing the U.S. launch of Amtagvi® (lifileucel), the first product within our autologous TIL cell therapy platform, while also marketing Proleukin® (aldesleukin), an interleukin-2, or IL-2, product used in the Amtagvi® treatment regimen and in other applications. Amtagvi® is the first and the only one-time, individualized T cell therapy to receive FDA approval for a solid tumor cancer. Amtagvi® is a tumor-derived autologous T cell immunotherapy indicated for the treatment of adult patients with unresectable or metastatic melanoma previously treated with a PD-1 blocking antibody, and if BRAF V600 mutation positive, a BRAF inhibitor with or without a MEK inhibitor. This indication was approved in February 2024 under accelerated approval based on an endpoint of overall response rate, or ORR. Continued approval for this indication may be contingent upon verification and description of clinical benefit in future confirmatory trials. Amtagvi® and Proleukin® are part of a treatment regimen that also includes lymphodepletion.

Beyond the U.S., we plan to launch Amtagvi® into additional markets with a high prevalence of advanced melanoma, including the European Union, or EU, United Kingdom, or UK, Canada, Switzerland, and Australia. In June 2024, we submitted a centralized marketing authorization application, or MAA, to the European Medicines Agency, or the EMA, for lifileucel. In August 2024, the MAA was validated and accepted for review by the EMA. In October 2024, an MAA was submitted to the Medicines and Healthcare products Regulatory Agency in the UK. A new drug submission, or NDS, was deemed eligible for Notice of Compliance with Conditions, or NOC/c, by Health Canada and submitted in December 2024 and then accepted in January 2025. The NOC/c policy includes a prioritized 200-day review process for potential NDS approval in mid-2025. If approved, lifileucel is expected to be the first and only approved therapy in this treatment setting in these markets. Across the U.S. and other targeted global markets, Amtagvi® has the potential to address more than 20,000 previously treated advanced melanoma patients annually.

Iovance was founded to build upon the promise of TIL cell therapy that was previously demonstrated in single-center clinical trials at academic research centers, including the National Cancer Institute, or the NCI. Our multi-center trials, novel TIL cell therapy products, manufacturing processes, facilities, and bioanalytical platforms have transformed TIL cell therapy into a commercially viable treatment which thousands of patients with cancer can access.

We manufacture Amtagvi® and our investigational TIL cell therapies using centralized, scalable, and proprietary manufacturing processes which rejuvenate and multiply polyclonal T cells unique to each patient into the billions and yields a cryopreserved, individualized therapy. Amtagvi® is manufactured for commercial use at our manufacturing facility, the Iovance Cell Therapy Center, or the iCTC, and by a contract manufacturing organization, or CMO.

Our development pipeline includes multicenter trials of TIL cell therapies in additional treatment settings and indications for solid tumor cancers. To potentially improve outcomes for patients, we are investigating TIL monotherapies for patients previously treated with standard of care therapies and TIL cell therapy in combination with standard of care therapies for patients in earlier treatment settings. We are conducting two ongoing registrational trials to support a supplementary BLA, or sBLA, of lifileucel in frontline advanced melanoma and in advanced non-small cell lung cancer, or NSCLC, following standard of care chemo-immunotherapy. We are also developing next generation therapies, such as genetically modified TIL cell therapy and next generation cytokines for use in the TIL cell therapy regimen.

Corporate Strategy

A global leader in innovating, developing, and delivering TIL cell therapy

Our mission is to be the global leader in innovating, developing, and delivering TIL cell therapy for patients with solid tumor cancers. We are pioneering this transformational approach to cure cancer by harnessing the human immune system’s ability to recognize and destroy diverse cancer cells in each patient. As we continue to execute the U.S. launch of Amtagvi® and advance our pipeline, we are committed to continuous innovation to develop TIL cell therapies and optimize TIL treatment regimens that may extend and improve life for patients with cancer.

Successfully commercialize our lead product Amtagvi® for the treatment of post-anti-PD-1 advanced melanoma in the U.S.

Following U.S. FDA approval of Amtagvi® for the treatment of patients with post-anti-PD-1 advanced melanoma on February 16, 2024, our top priority is continuing to leverage our experienced marketing, payer access, and distribution teams, as well as a sales force with extensive experience in oncology and cell therapy for our commercialization efforts. Our medical affairs team is also educating key opinion leaders, or KOLs, about Amtagvi® and TIL cell therapy, as well as presenting and publishing our clinical results.

We are focusing ongoing Amtagvi® commercialization efforts on four primary areas:

●	supporting operations and patient enrollment at authorized treatment centers, or ATCs, in the U.S. and activating ATCs in the EU, UK and Canada to prepare for anticipated 2025 regulatory approvals in those markets;
●	educating, training, and collaborating with healthcare professionals, or HCPs, who will be administering our product, as well as community oncologists who will be referring patients to our ATCs and larger community practices that may become ATCs;
●	operational excellence in launch execution, commercial manufacturing, and delivery of therapy; and
●	continuous communication with payors about the value of Amtagvi® to facilitate strong reimbursement and patient access.

U.S. Commercial Launch of the First TIL Cell Therapy in Advanced Melanoma

Amtagvi®

Amtagvi® (lifileucel) was approved by the FDA on February 16, 2024 for the treatment of adult patients with unresectable or metastatic melanoma previously treated with a PD-1 blocking antibody, and if BRAF V600 mutation positive, a BRAF inhibitor with or without a MEK inhibitor. The approval is based on safety and efficacy results from the C-144-01 clinical trial, a global, multicenter trial investigating Amtagvi® in patients with advanced melanoma previously treated with anti-PD-1 therapy and targeted therapy, where applicable. We completed the Biologics Licensing Application, or BLA, submission in March 2023, which the FDA accepted in May 2023 for Priority Review.

Amtagvi® is manufactured using a proprietary process to collect and multiply a patient’s unique T cells from a portion of their tumor. Amtagvi® returns billions of the patient’s T cells back to the body to fight cancer. Amtagvi® is administered to patients as part of a treatment regimen that includes lymphodepletion and a short course of high-dose Proleukin® (aldesleukin).

There are three key steps in the Amtagvi® treatment process.

●Step 1: Sample Collection. A tumor tissue sample of at least 1.5 cm in diameter is collected during a surgical resection and shipped to an FDA-approved, centralized manufacturing facility.
●Step 2: Manufacturing. Upon arrival at the manufacturing facility, TIL are separated from other cells within the patient’s tumor tissue sample. The cells are then multiplied into the billions. Upon completion of manufacturing, Amtagvi® is quality tested to meet specific product release criteria. The final product is cryopreserved and sent back to the ATC for administration to the patient.
●Step 3: Treatment Regimen. The Amtagvi® treatment regimen begins with non-myeloablative lymphodepletion, or NMA-LD, to suppress the immunosuppressive tumor microenvironment, which we believe enhances the efficacy of TIL cell therapy. After NMA-LD, Amtagvi® is infused and followed by a short course of up to six doses of Proleukin® to promote T cell activity.

Prior to the FDA approval of Amtagvi®, there were no FDA approved therapies for patients with advanced melanoma following anti-PD-1 therapy.

Proleukin®

Proleukin® (aldesleukin) is an IL-2 product used in the Amtagvi® treatment regimen and manufacturing process, as well as other commercial, clinical, manufacturing, and research settings, which provides additional revenue. In May 2023, we acquired the worldwide rights to Proleukin®, as well as the manufacturing, supply, and commercialization income generated from such rights and associated operations from Clinigen Holdings Limited, Clinigen Healthcare Limited, and Clinigen, Inc, which we refer to collectively as Clinigen. Ownership of Proleukin® provides an additional revenue source, secures our Proleukin® supply chain, lowers cost of goods, and reduces clinical trial expenses for Proleukin® used with our TIL cell therapies.

Proleukin® has received regulatory approvals for treatment of adults with metastatic melanoma and metastatic renal cell carcinoma in the U.S. Proleukin® is also licensed in multiple countries around the world for treatment of patients with metastatic renal cell carcinoma and/or metastatic melanoma. We also sell aldesleukin for clinical trial use and for use in the manufacturing of various cell and gene therapies to numerous third-party clients.

Manufacturing capacity for forecasted commercial and clinical demand

We are the first company to obtain FDA approval for a TIL cell therapy product. We believe that we are the only company in the U.S. to have a centralized, scalable, and commercially viable TIL manufacturing process. In clinical trials, more than 700 patients have been treated with Iovance TIL cell therapy products manufactured using our proprietary processes across multiple indications. Iovance TIL cell therapies are manufactured for commercial use and clinical trials at our manufacturing facility, the iCTC, and by a CMO. The FDA authorized iCTC for commercial manufacturing of Amtagvi® as well as our CMO for additional capacity to supplement our internal manufacturing. As built, the two facilities together have capacity to treat several thousands of cancer patients annually with commercial product and clinical supply.

The iCTC is the first centralized and scalable current Good Manufacturing Practice, or cGMP, manufacturing facility dedicated to producing TIL cell therapies, as well as the first FDA-approved facility for commercial TIL cell therapy. Located in Philadelphia, Pennsylvania, the 136,000 square foot iCTC is among the largest cell therapy manufacturing facilities globally. iCTC expansion is underway which is expected to increase capacity to supply over five thousand patients annually. Our long-term goal is to establish a manufacturing network that can supply TIL cell therapies to over ten thousand patients per year. The proximity of the iCTC to multiple airports facilitates delivery of TIL cell therapies to treatment centers. The iCTC is expected to cover logistics and delivery of TIL cell therapies in North America, Europe, and Australia. Ownership of our manufacturing facility allows us to control internal manufacturing capacity and product quality, manage supply and delivery logistics, implement process improvement and realize potential cost efficiencies for TIL cell therapies that we may develop and commercialize. We are also exploring next generation TIL cell therapy manufacturing processes, treatments and technologies that may further streamline development timelines and costs. The iCTC has a flexible design that facilitates our expansion within the existing shell space and an option to build on an adjacent lot to support future growth and capacity needs.

We plan to carefully manage our cost structure and reduce the long-term cost of manufacturing our products. Details of related agreements are provided in the Research, Development, Manufacturing and License Agreements for TIL Cell Therapy section of this Annual Report on Form 10-K.

TIL Cell Therapy Clinical Development in Advanced, Metastatic or Unresectable Solid Tumor Cancers

Our TIL cell therapy platform and manufacturing process have been initially validated through the FDA approval of Amtagvi®. TIL cell therapy is a T cell-based immunotherapy technology platform that leverages patient-specific cells to recognize and attack diverse cancer cells that are unique to each patient. Unlike other cell therapies that act on a single or small number of shared antigen targets common to certain tumors, our individualized T cell therapies are polyclonal to target a variety of neoantigens that are unique to the patient and tumor. We believe this polyclonal cell therapy may be applicable to many solid tumor cancers, where the majority of immune targets are patient specific.

We have investigated TIL cell therapy in global, multicenter clinical trials in advanced melanoma, gynecological cancers, non-small cell lung cancer, or NSCLC, and head and neck squamous cell carcinoma, or HNSCC. Through ongoing academic collaborations, as well as government and other partners, we are investigating the next frontier for TIL cell therapy in other tumor types and treatment settings.

●	Frontline Advanced Melanoma: In patients with frontline advanced melanoma not previously treated with anti-PD-1 therapy, we are investigating lifileucel in combination with pembrolizumab in TILVANCE-301, a global randomized Phase 3 clinical trial intended to support registration in advanced frontline melanoma, as well as to serve as a confirmatory trial to support full approval in post-anti-PD-1 advanced melanoma. TILVANCE-301 is expected to enroll approximately 670 patients and features dual primary endpoints of ORR and progression free survival, or PFS, assessed by blinded independent review committee. We also added Cohort 1D to our IOV-COM-202 trial to investigate lifileucel in combination with relatlimab and nivolumab in frontline advanced melanoma patients.
●	Advanced Non-Small Cell Lung Cancer: In NSCLC, we are investigating lifileucel in two clinical trials in NSCLC patient populations with significant unmet need. IOV-LUN-202 is a registrational clinical trial of lifileucel in advanced NSCLC patients who have progressed following chemotherapy and anti-PD-1 therapy. The IOV-COM-202 trial in solid tumors includes cohorts of NSCLC patients treated with lifileucel monotherapy and combination therapy. We added Cohorts 3D and 3E to our IOV-COM-202 trial to investigate lifileucel in combination with pembrolizumab and chemotherapy in frontline advanced NSCLC patients.
●	Advanced Endometrial Cancer: We initiated a clinical trial, IOV-END-201, in the second quarter of 2024 for lifileucel in endometrial cancer to potentially address the unmet need for patients previously treated with platinum-based chemotherapy and anti-PD-1 therapy regardless of mismatch repair.
●	Next Generation TIL Cell Therapy: Our first genetically modified, TIL cell therapy, IOV-4001, is being investigated in the multi-center Phase 2 efficacy portion of a first-in-human clinical trial, IOV-GM1-201, in previously treated patients with advanced melanoma or NSCLC. IOV-4001 utilizes the gene-editing TALEN® technology, licensed from the clinical-stage biotechnology company, Cellectis S.A., or Cellectis, to inactivate the gene coding for PD-1. A second next generation TIL cell therapy, IOV-5001, is in Investigational New Drug, or IND, enabling studies. IOV-5001 is a genetically engineered, inducible, and tethered interleukin-12 TIL cell therapy designed to enhance TIL efficacy while optimizing safety.
●	Next Generation IL-2: A Phase 1/2 clinical trial is underway to investigate IOV-3001, a second-generation, modified interleukin-2 analog, for use in the TIL therapy treatment regimen. Preclinical studies of IOV-3001 demonstrated the potential for improved safety with strong effector T cell expansion.
●	Additional Solid Tumor Cancers: Iovance TIL cell therapy has been investigated in additional solid tumor cancers in Iovance- and investigator-sponsored clinical trials. Lifileucel was evaluated as a monotherapy and in combination with pembrolizumab in the Phase 2 C-145-03 and IOV-COM-202 clinical trials in multiple cohorts of patients with metastatic

HNSCC, and in patients with advanced cervical cancer in the C-145-04 multicenter Phase 2 clinical trial. Indications studied in investigator sponsored clinical trials supported by Iovance include soft tissue sarcoma, osteosarcoma, pancreatic and colorectal cancer, platinum resistant ovarian cancer, anaplastic thyroid cancer, non-melanoma skin cancer, and triple negative breast cancer.

Next-Generation TIL Therapy Product Candidates

Our next-generation technology platforms are designed to optimize outcomes with TIL cell therapy across three key initiatives: genetic modifications, potency, and new treatment regimens.

●	Genetic modifications: In addition to IOV-4001, we are pursuing several targets for genetic modification that utilize the gene-editing TALEN® platform licensed from Cellectis. Single- and multiple- knockouts may further harness the immune system response to cancer and potentially increase the potency of TIL cell therapy. Preclinical development is ongoing with additional TIL products and TIL-cell lines using transient and stable gene inactivation, which may expand and activate TIL to achieve better efficacy while avoiding systemic side effects.
●	Cytokine-Tethered TIL Therapy: Our genetically engineered, inducible, and tethered IL-12 TIL cell therapy, designated IOV-5001, is in IND-enabling studies. In preclinical studies, IOV-5001 augmented anti-tumor activity in vitro, and a clinical trial of a prior generation IL-12 TIL therapy at the NCI showed improved efficacy. A pre-IND meeting is planned with the FDA to discuss IOV-5001 in the first quarter of 2025 and then an IND application submission in 2026.
●	New treatment regimens: We are exploring potential improvements to the TIL treatment regimen. We are investigating IOV-3001, a second generation, modified IL-2 analog, which we licensed from Novartis Pharma AG in 2020. We submitted an IND application for a phase 1/2 clinical trial of IOV-3001 for use in the TIL therapy treatment regimen in the third quarter of 2024, which was accepted in the fourth quarter of 2024. Results from non-human primate and IND-enabling studies of IOV-3001 were presented at the American Society of Clinical Oncology’s 2024 Annual Meeting and demonstrate the potential for improved safety with strong effector T cell expansion.

Additional information is included in the Iovance-Sponsored Clinical Trials section of this Annual Report on Form 10-K.

Intellectual Property

We have established a leading intellectual property portfolio developed internally and licensed from third parties. We currently own more than 250 granted or allowed U.S. and international patents and patent applications pertaining to Amtagvi® and other TIL-related technologies that are expected to provide Amtagvi® with exclusivity into 2042. More than 75 U.S. patents are related to TIL cell therapy, including patents directed to compositions and methods of treatment in a broad range of cancers. Pending patent applications and granted patents cover the fields of TIL cell therapy, genetically edited TIL cell therapy, selected TIL cell therapy, small core or biopsy TIL cell therapy, fresh or frozen tumor digest-derived TIL cell therapy, TIL and ICI combination therapy, marrow infiltrating lymphocytes, or MIL therapy, and peripheral blood lymphocyte, or PBL, therapy. We also license rights to a broad range of technologies related to our platforms. More details on our intellectual property portfolio are included within this Annual Report on Form 10-K.

Iovance-Sponsored Clinical Trials

Frontline Advanced Melanoma

Melanoma is a common type of skin cancer, accounting for an estimated 100,640 patients diagnosed and 8,290 deaths in 2024 in the U.S. according to the Surveillance, Epidemiology and End Results program, or SEER, program. Following the accelerated approval of Amtagvi®, our confirmatory trial, TILVANCE-301, is designed to support a registrational path for lifileucel in combination with pembrolizumab in frontline advanced melanoma as well as to support full U.S. approval for Amtagvi®, which has received an accelerated U.S. approval in its initial indication in post-anti-PD-1 advanced melanoma.

TILVANCE-301 is a Phase 3 multicenter, open-label, randomized, parallel group, treatment clinical trial that will randomize approximately 670 patients with unresectable or metastatic melanoma who have had no prior therapy for metastatic or unresectable disease to investigate lifileucel in combination with pembrolizumab in the experimental arm compared with pembrolizumab monotherapy in the control arm. Patients in the experimental arm receive pembrolizumab prior to and after the lifileucel regimen until disease progression. In the control arm, pembrolizumab monotherapy is given every six weeks until disease progression, with an optional crossover to lifileucel monotherapy upon confirmed progressive disease verified by a blinded independent review committee, or BIRC, and if patients meet eligibility criteria.

We reached agreement with the FDA on the TILVANCE-301 clinical trial design, including dual primary endpoints of ORR to support accelerated approval and PFS to support full approval of lifileucel in frontline advanced melanoma. The dual primary endpoints will be assessed by a BIRC using RECIST 1.1.

Our strategy in frontline melanoma is supported by clinical results from the ongoing Cohort 1A of our IOV-COM-202 clinical trial as well as prior published NCI data for TIL monotherapy in anti-PD-1 naïve melanoma patients. As of the most recent detailed Cohort 1A clinical data update in May 2024, we observed a 65% ORR in twenty-three patients per RECIST 1.1. Fifteen patients had a confirmed objective response, including seven complete responses and eight partial responses. Nearly all responders had ongoing responses, and eight responders had a duration of response of more than one year at the time of the data cut. The treatment-emergent adverse event, or TEAE, profile was consistent with the underlying advanced disease and the known adverse event profiles of pembrolizumab, lymphodepletion and IL-2 regimens.

Our strategy is also supported by several NCI trials of TIL cell therapy that were conducted prior to approval of anti-PD-1 therapies. In these trials, ORR was over 50% in anti-PD-1 naïve melanoma patients, and approximately 22-24% of patients had a complete response per RECIST 1.1. Most complete responses remained ongoing in three to seven years of follow up.

Lifileucel for Advanced, or Metastatic or Unresectable NSCLC

According to the SEER program estimates, approximately 234,580 people were diagnosed with lung and bronchus cancers, and approximately 125,070 deaths occurred related to these cancers in the U.S. in 2024. Patients previously treated with standard of care chemo-immunotherapy have a poor prognosis, limited treatment options, and a real-world overall survival of less than six months.

We are developing lifileucel alone and in combination with approved therapies to treat advanced NSCLC in the IOV-LUN-202 and IOV-COM-202 clinical trials.

IOV-LUN-202 Registrational Trial

IOV-LUN-202 is a single-arm, registrational trial investigating lifileucel in patients who have progressed on or after chemotherapy and anti-PD-1 therapy for advanced (unresectable or metastatic) NSCLC without epidermal growth factor receptor, or EGFR, ROS proto-oncogene receptor tyrosine kinase, or ROS, anaplastic lymphoma kinase, or ALK, genomic mutations and had received at least one line of an FDA-approved targeted therapy if indicated by other actionable tumor mutations. IOV-LUN-202 includes two registrational patient cohorts (Cohorts 1 and 2) and two exploratory patient cohorts (Cohort 3 and 4). The programmed death-ligand 1, or PD-L1, tumor proportion score, or TPS, in patients at the time they started frontline therapy was less than one percent or unknown in patients in Cohort 1 and greater than or equal to one percent in patients in Cohort 2. In Cohort 3, TIL is extracted from core biopsy and manufactured using our Gen 3 process. In Cohort 4, patients undergo surgical resection for TIL manufacturing prior to disease progression. Based on the regulatory discussions and positive regulatory feedback received by the FDA regarding the design of the IOV-LUN-202 trial, we plan to enroll a total of approximately 120 patients into the registrational Cohorts 1 and 2 of the IOV-LUN-202 trial.

In July 2023, we announced a preliminary analysis of the IOV-LUN-202 trial from 23 NSCLC patients treated with lifileucel. An objective response rate of 26.1% per RECIST 1.1 was observed in six patients, with one complete response and five partial responses, and a disease control rate of 82.6%. While still early on study, the median duration of response, or DOR, was not reached. The DOR ranged from 1.4+ months to 9.8+ months. Treatment-emergent adverse events were consistent with the underlying disease and known adverse event profiles of non-myeloablative lymphodepletion and interleukin-2. We also reported additional ongoing responses, and duration of response greater than six months for 71% of the confirmed responders in the trial, in an updated analysis from November 2023.

We believe the results from IOV-LUN-202 in previously treated patients with advanced NSCLC continue to support the potential benefit of one-time TIL cell therapy, including the opportunity for more durable responses than available second line chemotherapies.

The opportunity for TIL cell therapy in NSCLC is also supported by clinical results for lifileucel in heavily pre-treated patients with NSCLC in Cohort 3B of our IOV-COM-202 trial in solid tumors. At the Society for Immunotherapy of Cancer, or SITC, in November 2021, we reported Cohort 3B results from 28 patients who had progressed on or after prior immune checkpoint inhibitor, or

ICI, therapy, including patients with oncogene-driven tumors who received prior tyrosine kinase inhibitor, or TKI, therapy. The ORR was 21.4% per RECIST 1.1, including one complete response and five partial responses. The complete response remained ongoing at 37 months following treatment in a subsequent data extract from November of 2022. All Cohort 3B patients had received prior anti-PD-1/-L1 therapy, and all six responding patients had also received prior chemotherapy. The TEAE profile was consistent with the underlying disease and known adverse event profiles of non-myeloablative lymphodepletion and IL-2.

On December 22, 2023, the FDA placed a partial clinical hold on the IOV-LUN-202 trial in response to a reported Grade 5 (fatal) serious adverse event, or SAE, potentially related to the non-myeloablative lymphodepletion pre-conditioning regimen. In March 2024, the FDA lifted its partial clinical hold and we resumed enrollment in the IOV-LUN-202 trial.

A separate patient cohort, Cohort 3C, in IOV-COM-202 is investigating lifileucel in combination with ipilimumab or nivolumab in patients who previously received only a prior line of approved systemic ICI monotherapy.

Frontline NSCLC Development and Regulatory Strategy

In frontline NSCLC, our goal is to improve the current standard of care pembrolizumab maintenance therapy by administering TIL after completion of the initial chemo-immunotherapy. This approach is supported by initial results from Cohort 3A in the IOV-COM-202 trial which is evaluating lifileucel in combination with pembrolizumab in patients who have not received prior immunotherapy, including ICIs, and will be further investigated in the IOV-COM-202 trial in two new cohorts, 3D and 3E.

In November 2024, we reported updated preliminary results from Cohort 3A in the IOV-COM-202 trial at the Society for Immunotherapy of Cancer Annual Meeting which continue to demonstrate robust response rates and durability for lifileucel in combination with pembrolizumab in NSCLC patients who were not previously treated with immune checkpoint inhibitor therapy. A confirmed objective response was observed in 9 of 14 EGFR wild type patients, or 64.3%, including 6 of 11 patients, or 54.5%, who also had difficult-to-treat PD-L1 negative disease. Median duration of response was not reached at a median study follow up of 26.5 months. This data supports the opening of a new cohort, 3D, in the IOV-COM-202 trial to investigate lifileucel plus pembrolizumab following chemotherapy as part of frontline therapy for patients with EGFR wild type NSCLC, representing the majority of patients with an unmet medical need in this setting.

Gynecological Cancers

According to the SEER program estimates, in 2024, 67,880 women were diagnosed with uterine cancer and approximately 13,250 uterine cancer-related deaths occurred in the U.S. Moreover, approximately 13,820 women were diagnosed with cervical cancer, and approximately 4,630 cervical cancer-related deaths occurred in the U.S.

Advanced endometrial cancer, the most common form of uterine cancer, represents a significant opportunity for TIL cell therapy. Analogous to other tumor types, TIL cell therapy may offer benefit in the emerging treatment setting of patients who have no currently approved therapies for progression after post-anti-PD1 therapy and chemotherapy. We began a Phase 2 trial of lifileucel in post-anti-PD-1 and post-chemotherapy advanced endometrial cancer, including mismatch repair, or MMR, deficient and MMR proficient patient populations in the first half of 2024. Based on the TIL mechanism of action, the benefit of TIL cell therapy is likely to extend across patients with tumors that are MMR mechanism deficient and proficient.

The potential for TIL cell therapy in gynecological cancers is also supported by our clinical data for lifileucel alone and in combination with pembrolizumab in advanced cervical cancer. C-145-04 is a Phase 2, multicenter pivotal clinical trial which evaluated lifileucel monotherapy in patients previously treated with chemotherapy or previously treated with chemotherapy and ICIs, lifileucel in combination with pembrolizumab in Cohort 3 included patients who had not received prior systemic therapy.

Following an assessment of the current treatment landscape in gynecological cancers, we are prioritizing endometrial cancer over cervical cancer. We plan to continue to explore the use of TIL cell therapies in cervical cancer, including using genetically modified TIL products and using TIL products in combination with anti-PD-1/PD-L1 blocking antibody therapies in frontline cervical cancer, with the goal of returning to clinical development in the future.

IOV-4001 for Advanced Melanoma and NSCLC

We have a worldwide exclusive license from Cellectis that enables us to use certain TALEN® technology addressing multiple gene targets in several cancer indications, to develop genetically edited and potentially more potent TIL cell therapies. Our lead genetically modified TIL cell therapy, IOV-4001, utilizes this TALEN® technology to inactivate the gene coding for PD-1. We are investigating the safety and efficacy of IOV-4001 in IOV-GM1-201, a multicenter, first-in-human Phase 1/2 clinical trial in two patient cohorts. Cohort 1 includes patients with advanced melanoma, who were previously treated with anti-PD-1/PD-L1 blocking antibody therapy and, in those patients with BRAF mutations, after BRAF/MEK inhibitor therapy. In Cohort 2, we are investigating IOV-4001 in patients with metastatic NSCLC who have received no more than three prior lines of therapy, with or without oncogene driver mutations. We treated the first patient with IOV-4001 in the third quarter of 2022 and the Phase 1 safety portion of the clinical trial is completed.

Additional Clinical Trials

We previously investigated the potential for TIL cell therapy in metastatic HNSCC. The Phase 2 C-145-03 trial investigated lifileucel as monotherapy, using various manufacturing processes. The trial began in June 2017 and closed in January 2021 after reaching its pre-specified enrollment target. We also investigated lifileucel in combination with pembrolizumab in patients with HNSCC who are naïve to anti-PD-1 therapy in IOV-COM-202 Cohort 2A. The results from Cohort 2A are supportive of our strategies to develop TIL cell therapy in combination with pembrolizumab in earlier treatment settings for solid tumor cancers.

We have also explored the potential for polyclonal T cell immunotherapies in blood cancers. A first-in-human clinical trial, IOV-CLL-01, evaluated the safety and efficacy of IOV-2001, our polyclonal PBL therapy, in patients with relapsed or refractory chronic lymphocytic leukemia, or CLL, and small lymphocytic lymphoma, or SLL.

Manufacturing Processes

Iovance was founded to build upon the promise of TIL cell therapy that was previously demonstrated in single-center clinical trials at academic centers that have not been scalable or standardized to serve sizeable patient populations. Our multicenter trials and manufacturing processes have transformed TIL cell therapy into a commercially viable treatment which many more patients with cancer can access.

Our internal research and process development team has innovated TIL manufacturing and processing. Our initial Gen 1 manufacturing process modified the NCI’s original TIL manufacturing and processing so that it could be reproduced in a cGMP environment. Gen 1 TIL expansion occurred over a 5-to-6-week period and produced a non-cryopreserved product.

Building upon initial success with the Gen 1 process, our proprietary Gen 2 technology introduced manufacturing and logistical efficiencies aimed at further optimizing treatment and streamlining distribution processes. Gen 2 manufacturing takes about 22 days and produces a cryopreserved final product. We currently use Gen 2 to manufacture our commercial product, Amtagvi®, and in most ongoing Iovance clinical trials. We are also committed to further improving and streamlining the processes for TIL cell therapy manufacturing and tumor sample collection.

Gen 2 Manufacturing Process

During the Gen 2 process, TILs are multiplied into the billions or 109 – 1011 of TIL. The process begins by collecting the patient’s tumor tissue by surgical biopsy for shipment to a central manufacturing facility, the iCTC or our CMO. The tumor is fragmented to facilitate a clear path for TILs to leave the tumor tissue and placed in media that optimizes the growth of TIL rather than other cell types. From days 0-11, cells grow slowly during the pre-rapid expansion, or pre-rep phase. The rapid expansion phase occurs from days 11-22. On Day 11, the cells are transferred to a larger bioreactor and feeder cells are introduced to further activate the TILs to proliferate. On day 16, the TILs are harvested while maintaining a closed system before they are counted and placed into multiple bioreactors which are incubated one last time. On day 22, TILs are filtered, washed, concentrated, and formulated with cryopreservation media before being placed in the final product bags and shipped back to the patient’s treatment center. Our commercial product, Amtagvi®, undergoes additional analytical and quality testing to meet certain criteria for commercial release prior to shipment to the ATCs.

Large-Scale Centralized Manufacturing for TIL Cell Therapies

The cell processing activities for our TIL cell therapies are conducted at centralized facilities under cGMP, using qualified equipment and materials. We manufacture our commercial product, Amtagvi®, at both our internal facility and a CMO to meet manufacturing capabilities and the current and expected demand for commercialization and clinical trials. The iCTC is the first FDA-approved, centralized and scalable cGMP manufacturing facility dedicated to producing TIL cell therapies. Through a manufacturing service agreement, or MSA, with WuXi Advanced Therapies, Inc., or WuXi, WuXi manufactures, packages, ships and handles quality assurance and quality control of our commercial product, Amtagvi®, working closely with our employees.

Certain clinical trials for our investigational TIL cell therapies are also supported by CMOs. These relationships are described in more detail in the Research, Development, Manufacturing, and License Agreements for TIL Cell Therapy section of this Annual Report on Form 10-K.

We expect to rely on our own manufacturing capabilities, together with other third parties, for the manufacturing and processing of commercial and investigational TIL cell therapy products to ensure sufficient capacity is available for commercial purposes and clinical trials. As an alternative, we also believe that, given sufficient time to hire staff and increase production, we have the ability to move our production of commercial and investigational TIL cell therapy products entirely in-house. We believe that all materials and components utilized in the production of the final TIL product are readily available from qualified suppliers.

Research, Development, Manufacturing, and License Agreements for TIL Cell Therapy

WuXi Advanced Therapies, Inc.

Manufacturing and Services Agreements

Since November 2016, we entered into various manufacturing services agreements with WuXi Advanced Therapies, Inc., and its parent company WuXi Apptec, Co. Ltd, or collectively, WuXi, pursuant to which WuXi agreed to provide manufacturing and other services for two cGMP manufacturing suites for commercial, clinical manufacturing and related testing services. Both suites are capable of use for the commercial manufacture of our products. We do not utilize WuXi for the manufacture of our next generation therapies.

National Institutes of Health and the National Cancer Institute

Cooperative Research and Development Agreement

In August 2011, we signed a five-year Cooperative Research and Development Agreement, or CRADA, with the NCI to work on the development of adoptive cell immunotherapies in multiple solid tumor types, including unmodified TIL as a stand-alone therapy or in combination, improved methods for the generation and selection of TIL cell therapy with anti-tumor reactivity, and strategies for more potent TILs. The CRADA has been amended since then to, among other things, extend the term of the CRADA, include new indications such as bladder, lung, triple-negative breast, and Human Papilloma Virus, or HPV, associated cancers and modify the focus on the development of unmodified TIL as a stand-alone therapy or in combination, the evaluation in clinical trials of strategies for development of more potent TILs, such as selection of CD39/69 double negative cells and the use of certain inhibitors or other reagents in TIL expansion cultures.

In July 2024, we and the NCI entered into a fourth amendment to the CRADA to extend its term by an additional five years to August 2029. The fourth amendment also includes collaboration on preclinical and clinical development of enhanced tumor reactive TIL products for the treatment of a broad range of common epithelial cancers.

Pursuant to the terms of the CRADA, as amended, we were required to make quarterly payments of $0.5 million to the NCI for support of research activities through the end of 2024. Commencing in 2025, we are required to make quarterly payments of $0.9 million to the NCI for the support of research activities through the end of the CRADA’s term. To the extent we license patent rights relating to a TIL-based product candidate, we will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, we may be required to supply certain test articles, including TIL, grown and processed under cGMP conditions, suitable for use in clinical trials. We or the NCI may unilaterally terminate the CRADA for any reason or for no reason, at any time, by providing written notice at least 60 days before the desired termination date.

Patent License Agreement Related to the Development and Manufacture of TIL Cell Therapies

We entered into an Exclusive Patent License Agreement, or the Patent License Agreement, with the National Institutes of Health, or NIH, an agency of the U.S. Public Health Service within the Department of Health and Human Services, in 2011, as amended in 2015. Pursuant to the Patent License Agreement, as amended, the NIH granted us licenses, including exclusive, co-exclusive, and non-exclusive licenses, to certain technologies relating to autologous tumor infiltrating lymphocyte adoptive cell therapy products for the treatment of metastatic melanoma, lung, breast, bladder, and HPV-positive cancers.

In May 2021, we entered into an Amended and Restated Patent License Agreement with NIH, which included the grant of additional exclusive, worldwide patent rights in the indications to interleukin-15 and interleukin-21 cytokine-tethered TIL technology, and expanded the non-exclusive, worldwide field of use to all cancers. In August 2022, we entered into a Second Amended and Restated Patent License Agreement with NIH to include additional exclusive, worldwide patent rights to TIL products expressing interleukin-12, expanded rights to TIL selection technologies previously licensed under the Exclusive Patent License Agreement below, and additional non-exclusive, worldwide patent rights to certain technologies related to enhancing TIL potency.

The Second Amended and Restated Patent License Agreement requires us to pay royalties based on a percentage of net sales in jurisdictions where patent rights exist, which percentage can fall into a tier that may be less than one percent to mid-single digits depending upon certain events, including the exclusivity of the rights, and we expect lower overall royalty payments as a result. We are also required to pay potential milestone payments on the achievement of certain clinical, regulatory, and commercial sales milestones for each of the exclusive indications and other direct costs incurred by the NIH pursuant to the Second Amended and Restated Patent License Agreement. We have made and anticipate making additional milestone payments that could range from several hundred thousand dollars to the mid-single-digit millions of dollars in conjunction with certain development milestones, the approval of a BLA or its foreign equivalent, or the first U.S. and foreign commercial sales of any of our product candidates covered by the Second Amended and Restated Patent License Agreement. The term of the Second Amended and Restated Patent License Agreement continues until the expiry of the last-to-expire patent rights licensed thereunder, and the agreement contains standard termination provisions.

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

H. Lee Moffitt Cancer Center

Research Collaboration and Clinical Grant Agreement

In June 2020, we entered into a Sponsored Research Agreement, or the SRA, with the H. Lee Moffitt Cancer Center, or Moffitt, with a term that ends either upon completion of the research thereunder or on July 1, 2022, whichever is sooner. The SRA was then extended numerous times, most recently to May 31, 2025

The University of Texas M.D. Anderson Cancer Center

Strategic Alliance Agreement

In April 2017, we entered into a Strategic Alliance Agreement, or the SAA, with the University of Texas M.D. Anderson Cancer Center, or MDACC, under which we and MDACC agreed to conduct clinical and preclinical research studies. We agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA. In return, we acquired all rights to inventions resulting from the studies and have been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of MDACC reasonably necessary to exploit, including the commercialization thereof. We have also been granted certain rights to clinical data generated by MDACC outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt by us of all deliverables due from MDACC thereunder. On March 28, 2024, we entered into the first amendment to the SAA, under which we and MDACC agreed to conduct additional preclinical research studies.

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

In May 2023, as part of the completion of the acquisition of the worldwide rights to Proleukin®, or the Acquisition, we inherited two historical asset purchase agreements, one historical master cell bank license and working cell bank transfer agreement and one historical license agreement from Clinigen with Novartis AG, Novartis Pharma AG and Novartis Vaccines and Diagnostics, Inc. pursuant to which, among other things, we may be required to make future milestone payments based on net sales (as defined in the relevant underlying agreements) in the U.S. and the rest of world, which includes any and all sales outside of the U.S.

Boehringer Ingelheim Biopharmaceuticals GmbH

In May 2023, as part of the Acquisition, we inherited a manufacturing and supply agreement from Clinigen with Boehringer Ingelheim Biopharmaceuticals GmbH, or BI, pursuant to which BI will carry out the processing, manufacturing, and supply of Proleukin® in unlabeled vials. The term of this agreement is through October 2025, with automatic renewals for a period of two years unless terminated as permitted by the contract. Under this agreement, we must purchase a minimum number of vials each calendar year at fixed prices determined by vial batch size.

TIL Cell Therapy Landscape in Solid Tumors

Immune System and Cancer Surveillance

The immune system recognizes danger signals and responds to threats at a cellular level. The most significant components of the cellular aspect of the adaptive immune response are T cells, or T lymphocytes, so called because they mature in the thymus and are distinguished from B-cells, which mature in the bone marrow. T cells can be distinguished from other white blood cells by T cell receptors present on their cell surface. These receptors contribute to tumor surveillance by helping T cells recognize infected as well as cancerous cells. T cells are involved in both sensing and killing infected or cancerous cells, as well as coordinating the activation of other cells in an immune response.

Challenges for Cancer Immunotherapy

According to SEER, solid tumor cancers represent more than 90 percent of all cancers diagnosed in the U.S. annually. Despite progress over the past several decades, effective treatment of solid tumors continues to be challenging for several reasons, including: (i) intratumoral heterogeneity, (ii) numerous mutations and tumor neoantigens, with <1% shared across patients and lack of clarity on which mutations or neoantigens are critical, and (iii) ability to adapt and evade treatments that target a single mutation. In addition, the tumor itself and the tumor microenvironment can suppress the patient’s natural immune response. When T cells with cancer-specific receptors are absent, present in low numbers, of poor quality, or rendered inactive by suppressive mechanisms employed by tumor tissue, the cancer can grow and spread to various organs. In addition, certain standard of care treatments for cancer can be deleterious to T cells’ ability to kill cancer.

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

Our initial strategy is to deliver our commercial product, Amtagvi®, as well as investigational TIL cell therapies to patients with late-stage solid tumor cancers. After infusion, TIL can potentially infiltrate the tumor to eliminate cancer cells, further proliferate in the body and potentially overcome several mechanisms of tumor escape to which endogenous T cells may be susceptible due to the immune-suppressive tumor microenvironment.

For earlier intervention, we are investigating our TIL cell therapy in combination with ICIs. These ICIs seek to overcome one of the main escape mechanisms of cancer against an immune system attack. TIL cell therapy and ICIs may work in combination to target and attack cancer cells while breaking down barriers for the immune system to mount a response.

Competition

The biotechnology and pharmaceutical industries put significant resources into developing novel and proprietary therapies for the treatment of cancer. We compete with multiple entities who have developed and are developing immuno-oncology therapies, including large and specialty pharmaceutical and biotechnology companies, academic research institutions, other public and private research institutions, including universities and public and private research institutions in the U.S. and Europe, as well as companies developing novel targeted therapies for cancer. Universities and public and private research institutions in the U.S. and Europe are also potential competitors. For example, a Phase 3 M14TIL clinical trial comparing TIL to standard ipilimumab in patients with metastatic melanoma conducted in Europe by the Netherlands Cancer Institute, the Copenhagen University Hospital at Herlev, and the University of Manchester. Results from the M14TIL clinical trial were presented at the European Society for Medical Oncology Congress in September 2022 and published in the New England Journal of Medicine in December 2022. While these universities and public and private research institutions primarily have educational objectives, they may develop proprietary technologies that lead to other approved therapies or secure patent protection that we may need for the development of our technologies and products.

Due to the promising clinical therapeutic effect of competitor therapies in clinical trials, we anticipate substantial direct competition from other organizations developing therapies in our commercial and pipeline target indications. In particular, we expect to compete with other new therapies for our lead indications developed by companies such as BioNtech, Bristol-Myers Squibb, Daiichi Sankyo, Eisai, Genmab, Immunocore, IO Biotech, Merck, Moderna, Pfizer, Regeneron Pharmaceuticals, and Replimune. We also may compete with other T cell therapies in development, including therapies based on genetically engineered T cell receptors rendered reactive against tumor-associated antigens prior to their administration, other genetically engineered TIL products, and TIL products designed to be reactive to specific neoantigens, by companies such as AbelZeta Pharma, Achilles Therapeutics, Adaptimmune Therapeutics, Alaunos Therapeutics, Biosyngen, GRIT Biotechnology, Immatics, Immunocore, Intima Bioscience, KSQ Therapeutics, Lyell Immunopharma, Marker Therapeutics, Obsidian Therapeutics, TILT Biotherapeutics, and others. To date, these technologies have been primarily applicable to hematologic malignancies, but their application in solid tumor indications may create competition with us. We may also face competition from immunotherapy treatments offered by companies such as Amgen, AstraZeneca, Bristol-Myers Squibb, Merck, Pfizer, Regeneron Pharmaceuticals, Roche, and others. We may also face competition from novel IL-2 treatments in development by Alkermes, ILToo Pharma, Merck, Nektar Therapeutics, Sanofi, Werewolf Therapeutics, and others. Many of these companies and our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources, and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved, and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the U.S. and internationally. Our competitors may obtain regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in competitors establishing a strong market position before we are able to enter the market.

Our portfolio includes our commercial products Amtagvi® and Proleukin® as well as our pipeline of investigational TIL cell therapies. Currently, there are numerous companies that are developing various alternate treatments for advanced melanoma, NSCLC and other solid tumor cancers that we are seeking to address, including patients that have progressed after prior treatment with checkpoint inhibitors and chemotherapy. Accordingly, our TIL cell therapies face significant competition from multiple companies. Even with the regulatory approval for Amtagvi®, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our therapies.

Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Early-stage companies may also prove to be significant competitors, including through collaborative arrangements with large and established companies. These companies compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies that are similar to those that we have developed or that we use for, or that are complementary to, or necessary for, our programs.

Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions, and know-how related to our business; defend and enforce our patents; preserve the confidentiality of our trade secrets; and operate without infringing the valid enforceable patents and proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell, or importing our products may depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our commercial products and methods of manufacturing the same. We may rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets can be difficult to protect.

We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we require these individuals, organizations, and systems to take steps to abide by the terms and conditions of the confidentiality agreements, confidentiality may be breached, or our data may be improperly used or disclosed, and we may not have adequate remedies for any breach or improper use or disclosure. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Intellectual Property

We aim to lead in the field of T cell-based immunotherapy by building and augmenting the patent rights for our proprietary TIL technology platform, which we have developed internally and licensed from third parties. Intellectual property is of importance in our field and in biotechnology generally. We seek to protect and enhance proprietary technology, inventions, and improvements that are commercially important to the development of our business by seeking, maintaining, and defending patent rights. We also plan to rely on regulatory protection afforded through Orphan Drug Designation, or ODD, available regulatory exclusivities, and patent term extensions where available. To achieve this objective, our strategic focus has been to develop our own intellectual property, while also identifying and licensing patents from third parties that provide protection and serve as an optimal platform to enhance our intellectual property and technology base. We expect to further develop our patent portfolio as a strategic focus in 2025.

We have established a leading intellectual property portfolio developed internally and licensed from third parties. We currently own more than 75 U.S. patents related to TIL cell therapy, including patents directed to compositions and methods of treatment in a broad range of cancers, such as U.S. Patent Nos. 10,130,659; 10,166,257; 10,272,113; 10,363,273; 10,398,734; 10,420,799; 10,463,697; 10,517,894; 10,537,595; 10,639,330; 10,646,517; 10,653,723; 10,695,372; 10,894,063; 10,905,718; 10,918,666; 10,925,900; 10,933,094; 10,946,044; 10,946,045; 10,953,046; 10,953,047; 11,007,225; 11,007,226; 11,013,770; 11,026,974; 11,040,070; 11,052,115; 11,052,116; 11,058,728; 11,083,752; 11,123,371; 11,141,438; 11,168,303; 11,168,304; 11,179,419; 11,202,803; 11,202,804; 11,220,670; 11,241,456; 11,254,913; 11,266,694; 11,273,180; 11,273,181; 11,291,687; 11,304,979; 11,304,980; 11,311,578; 11,337,998; 11,344,579; 11,344,580; 11,344,581; 11,351,197; 11,351,198; 11,351,199; 11,364,266; 11,369,637; 11,384,337; 11,433,097; 11,517,592; 11,529,372; 11,541,077; 11,713,446; 11,819,517; 11,857,573; 11,865,140; 11,866,688; 11,939,596; 11,969,444; 11,975,028; 11,981,921; 12,023,355; 12,024,718; 12,031,157; 12,104,172; 12,121,541; 12,159,700; 12,170,134; 12,188,048 and 12,194,061. More than 40 of these patents are related to our Gen 2 TIL manufacturing processes and have terms that we anticipate will extend to October 2037 or January 2038, not including any patent term extensions or adjustments that may be available. Our owned and licensed intellectual property portfolio also includes patents and patent applications relating to TIL, marrow infiltrating lymphocytes, or MIL, and peripheral blood lymphocyte, or PBL, therapies; frozen tumor-based TIL technologies; remnant TIL and digest TIL compositions, methods and processes; methods of manufacturing TIL, MIL, and PBL therapies; the use of costimulatory and T cell modulating molecules in TIL cell therapy and manufacturing; stable and transient genetically-modified TIL cell therapies, including genetic knockouts of immune checkpoints; cytokine-tethered TIL cell therapies; methods of using ICIs in combination with TIL cell therapies; TIL selection technologies; and methods of treating patient subpopulations.

Government Regulations

The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of biologics such as those we are developing. We, along with our third-party contractors, will be required to navigate the various preclinical, clinical, and commercial approval and post-approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources.

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

The process required by the FDA before biologic product candidates may be marketed in the U.S. generally involves the following:

●	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices, or cGLP, regulation, as well as manufacturing development and formulation studies;
●	submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
●	approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site or centrally, before the clinical trial begins;
●	performance of adequate and well-controlled human clinical trials, in accordance with the FDA’s current Good Clinical Practices, or cGCP, regulation, to establish the safety, purity, and potency of the proposed biologic product candidate for its intended purpose;
●	preparation of and submission to the FDA of a BLA, after completion of pivotal clinical trial(s);
●	satisfactory completion of an FDA Advisory Committee review, if applicable;
●	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical sites to assess compliance with cGCPs; and
●	FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the U.S., which must be updated periodically when changes are made.

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

Human immunotherapy products are a new category of therapeutics. Because this is a relatively new and expanding area of novel therapeutic interventions, there can be no assurance as to the length of the clinical trial period, the number of patients the FDA will require to be enrolled in the clinical trials in order to establish the safety, efficacy, purity, and potency of immunotherapy products, or that the data generated in these clinical trials will be acceptable to the FDA to support marketing approval.

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

Furthermore, an independent IRB for each site proposing to conduct the clinical trial centrally must review and approve the plan for any clinical trial, its informed consent documentation and processes, and any subject communications before the clinical trial begins at that site and upon amendment of the clinical trial protocol, and must monitor the clinical trial until completed. An IRB considers, among other things, whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits and whether the planned human subject protections are adequate. Informed consent must be received from each clinical trial subject prior to participation in a clinical trial. Progress reports detailing the results of the clinical trials must also be submitted at least annually to the FDA and the IRB and more frequently if serious adverse events or other significant safety information is found.

Regulatory authorities, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk, that the clinical trial is not being conducted in accordance with regulatory or IRB requirements, or that the clinical trial is unlikely to meet its stated objectives. Sponsors may also discontinue studies or development programs for many reasons, including changing business objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board, or DSMB, which provides recommendations and assessments for whether or not a clinical trial should move forward at designated check points based on access to certain data from the clinical trial. Following a review by a DSMB, the clinical trial may be halted if there is an unacceptable safety risk for subjects or on other grounds, such as failure to demonstrate efficacy. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries. For instance, we are required to register certain clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes, and also to certify to the FDA our compliance with these requirements when we make FDA submissions. Failure to make required ClinicalTrials.gov submissions, submitting false or misleading information to ClinicalTrials.gov, or making false certifications to the FDA could result in enforcement actions, including civil money penalties and adverse publicity.

For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap. Although these are the typical phases for progression and characteristics of the phases of a clinical development program, certain expedited programs allow for variations that could support a marketing application based on surrogate endpoints, intermediate clinical endpoints, or single-arm as opposed to comparative or placebo-controlled studies.

●	Phase 1 - The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

●	Phase 2 - The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages, and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
●	Phase 3 - The investigational product is administered to an expanded patient population in adequate and well-controlled studies to further evaluate dosage, to provide statistically significant evidence of clinical efficacy, and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit relationship of the investigational product and to provide an adequate basis for product approval. Typically, two Phase 3 studies are required by the FDA for product approval.
●	Phase 4 - In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product, known as post-approval requirements or commitments, respectively. These so-called Phase 4 studies may be made a condition to approval of the BLA.

Additional types of data may also help to support a BLA, such as real-world evidence and patient experience data. Phase 1, Phase 2 and Phase 3, and Phase 4 testing, if applicable, may not be completed successfully within a specified period, if at all, and there can be no assurance that the data collected will support FDA approval or licensure of the product. Concurrently with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality, and purity of the final product, or for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life and manufacturing processes must be validated.

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

In December 2022, with the passage of Food and Drug Omnibus Reform Act, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, diversity action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In terms of the compliance deadline, the requirement to submit a diversity action plan applies to clinical studies for which enrollment begins 180 days after the final guidance is published, which was originally anticipated to occur in June 2025. In January 2025, the draft guidance was removed from the FDA website, which may impact the eventual publication date of the final guidance, and as a result, may delay the compliance deadline beyond June 2025.

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

The FDA also may require submission of REMS to ensure that the benefits of the biologic outweigh the risks. The REMS plan could include medication guides, physician communication plans, and elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools. An assessment of the REMS must also be conducted at set intervals. Following product approval, a REMS may also be required by the FDA if new safety information is discovered, and the FDA determines that a REMS is necessary to ensure that the benefits of the biologic outweigh the risks.

BLA Approval and Post-Approval Requirements

BLA Submission and Review by the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies, and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by investigators. The submission of a BLA requires payment of a substantial user fee to the FDA, under PDUFA, and the sponsor of an approved BLA is also subject to annual program fees. These fees are typically increased annually. A waiver of user fees may be obtained under certain limited circumstances.

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

The FDA’s goal is to review the application within ten months after it accepts the application for filing, or, if the application relates to a serious or life-threatening indication and, if approved, the product would provide a significant improvement in safety and efficacy, six months after the FDA accepts the application for filing, which is referred to as Priority Review. The review process is often significantly extended if the FDA requests additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure, and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. There are numerous FDA personnel assigned to review different aspects of a BLA, and uncertainties can be presented by their ability to exercise judgment and discretion during the review process. The development and provision of additional data and information requested by FDA during review of a BLA may be time consuming and expensive.

The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving a novel biologic, the FDA must either refer that biologic to an external advisory committee or provide, in an action letter, a summary of the reasons why the FDA did not refer the product candidate to an advisory committee. An advisory committee is typically a panel that includes clinicians and other experts, which review, evaluate, and make a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

Under the Accelerated Approval Program, the FDA may approve a BLA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. To qualify for Accelerated Approval, the product must be intended to treat a serious condition and must generally provide a meaningful advantage over available therapies. Post-marketing studies or completion of ongoing studies after marketing approval are required to verify the biologic’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. If this clinical trial is not conducted, if it fails to verify the benefit, if other evidence demonstrates that the product is not safe, pure, or potent, or if the applicant disseminates false or misleading promotional material, the FDA may withdraw approval of the application on an expedited basis. Sponsors of products under the Accelerated Approval Pathway must further submit promotional materials to the FDA before dissemination.

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

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the long-term stability of the product. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments and list their products with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other applicable laws. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including, among other things, withdrawal of approval, recall, or withdrawal of the product from the market. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval or notification before being implemented. Other types of changes to the approved product, such as adding new indications and claims to the product labeling, are also subject to further FDA review and approval.

Commercial products must meet the requirements of the Drug Supply Chain Security Act, or DSCSA, which imposes obligations on manufacturers of prescription biopharmaceutical products for commercial distribution, regulating the distribution of the products at the federal level, and sets certain standards for federal or state registration and compliance of entities in the supply chain, including manufacturers and repackagers, wholesale distributors, third-party logistics providers, and dispensers. The DSCSA preempts previously enacted state laws and the pedigree requirements of the Prescription Drug Marketing Act, or PDMA. Trading partners within the drug supply chain must now ensure certain product tracing requirements are met; that they are doing business with other authorized trading partners; and they are required to exchange transaction information, transaction history, and transaction statements. Product identifier information, an aspect of the product tracing scheme, is required. The DSCSA requirements, development of standards, and the system for product tracing have been and will continue to be phased in over a period of years, with the FDA indicating that it would permit certain exemptions and exclusions, and exercise enforcement discretion on certain aspects of the law due to the COVID-19 pandemic, although this situation may continue to evolve. The distribution of product samples continues to be regulated under the PDMA, and some states also impose regulations on drug sample distribution.

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

We plan to seek ODD for some or all of our product candidates in specific orphan indications in which there is a medically plausible basis for the use of such products.

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

Pediatric Exclusivity and Patent Term Extension

Pediatric exclusivity is another type of non-patent marketing exclusivity in the U.S. and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity. Under the Best Pharmaceuticals for Children Act, a six-month exclusivity may be granted if a sponsor submits pediatric data that fairly responds to a written request from the FDA for such data. The FDA may issue such a written request on its own initiative or at the request of the sponsor. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA, whatever regulatory periods of exclusivity that already cover the product are extended by six months. Pediatric exclusivity is thus an “add-on” exclusivity and is unique in this regard among the various regulatory exclusivities provided by FDA. The FDA can also require pediatric studies of a drug submitted in a new drug application if the FDA determines that the product is likely to be used in a substantial number of pediatric patients, or if the product would provide a meaningful benefit in the pediatric population over existing treatments. This requirement may be waived in certain circumstances, for example, where the indication does not occur or is not highly prevalent in the pediatric population.

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

Other Healthcare Laws and Compliance Requirements

Our sales, promotion, medical education, and other activities following product approval are subject to regulation by numerous federal, state, and local regulatory and law enforcement authorities in the U.S., and in addition to the FDA, these entities may include the Federal Trade Commission, or the FTC; the Department of Justice; the Centers for Medicare & Medicaid Services, or CMS; other divisions of the Department of Health and Human Services; and state and local governments. Our promotional and scientific/educational programs must comply with laws and regulations such as the federal Anti-Kickback Statute, or AKS; the civil monetary penalties statute, or the CMP Law; the Foreign Corrupt Practices Act, or the FCPA; the False Claims Act, or the FCA; the Veterans Health Care Act, or the VHCA; physician payment transparency laws; privacy and security laws; and other federal, state, and local laws similar to the foregoing.

The federal AKS prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs, in whole or in part. The term remuneration has been interpreted broadly to include anything of value. The federal AKS has been interpreted broadly to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. The term “remuneration” includes kickbacks, bribes, or rebates, and also has been broadly interpreted to include anything of value, including, for example, gifts, discounts, waivers of payment, ownership interest, and providing anything at less than its fair market value. Additionally, the intent standard under the federal AKS provides that a person or entity need not have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, a claim including items or services resulting from a violation of the federal AKS constitutes a false or fraudulent claim for purposes of the federal civil FCA. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution or other regulatory sanctions. The exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing, or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the AKS. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all such arrangement’s facts and circumstances. Our practices may not in all cases meet all the criteria for protection under a statutory exception or regulatory safe harbor. The exceptions and safe harbors are subject to change through legislative and regulatory action, are also subject to changes in interpretation and application by government agencies and courts, and we may decide to adjust our business practices from time to time.

The CMP Law establishes penalties that may be assessed against any person or entity who, among other things, is determined to have presented or caused to be presented a claim for payment, or approval, to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

The FCA prohibits any persons from, among other things, knowingly presenting or causing to be presented false or fraudulent claims for payment to, or approval by the government, knowingly making or using, or causing to be made or used a false statement or record material in a claim to the government, or avoiding, decreasing, or concealing an obligation to pay money to the government. A claim includes “any request or demand” for money or property presented directly or indirectly to the federal government. The civil FCA has been or might be used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price and Average Manufacturer Price, improper promotion of uses not expressly approved by the FDA in a drug’s label, false statements associated with government grants, and allegations of misrepresentations with respect to services rendered, as well as claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. FCA claims might be based on noncompliance with regulatory requirements under an implied certification theory if material to the government’s decision to buy or pay for a drug. Intent to deceive is not required to establish liability under the civil FCA. Civil FCA liability may also be imposed for Medicare or Medicaid overpayments caused by understated rebate amounts that are not refunded within 60 days of discovering the overpayment, even if the overpayment was not caused by a false or fraudulent act. Actions under the FCA may be brought by the government or as a qui tam action by a private individual in the name of the government. If the government intervenes in a qui tam action, and prevails, the qui tam plaintiff will share in the proceeds from damages and fines or settlement funds. If the government declines to intervene, the qui tam plaintiff may pursue the case alone. Violations of the FCA can result in significant monetary penalties and treble damages. The government may further prosecute conduct under the criminal FCA, which prohibits the making or presenting of a claim to the government knowing the claim to be false, fictitious or fraudulent. Unlike the civil FCA, conviction requires proof of intent to submit a false claim. In addition, federal AKS violations (which may be alleged based on certain marketing practices, including allegations of off-label promotion) might implicate the FCA.

The compliance and enforcement landscape, and related risk, is informed by government regulatory, enforcement, and other activities, such as litigation and settlement precedent, advisory opinions, and special fraud alerts. Our approach to compliance may evolve over time in light of these types of developments.

Additionally, the FCPA, and similar worldwide anti-bribery laws, generally prohibit companies and their intermediaries from making, offering, or authorizing improper payments or other items of value, directly or indirectly, to foreign officials, political parties, or candidates for the purpose of obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Activities that violate the FCPA, even if they occur wholly outside the U.S., can result in criminal and civil fines, imprisonment, disgorgement, oversight, and debarment from securing government contracts. We cannot assure you that our internal control policies and procedures will protect us from reckless or negligent acts committed by our employees, future distributors, partners, collaborators or agents. Violations of these laws, or allegations of such violations, could result in fines, penalties or prosecution and have a negative impact on our business, results of operations and reputation.

Payment or reimbursement of prescription drugs by Medicaid or Medicare requires manufacturers of the drugs to submit pricing information to CMS. The Medicaid Drug Rebate statute requires manufacturers to calculate and report price points, which are used to determine Medicaid rebate payments shared between the states and the federal government and Medicaid payment rates for the drug. For drugs paid under Medicare Part B, manufacturers must also calculate and report their Average Sales Price or ASP, which is used to determine the Medicare Part B payment rate for the drug. Drugs that are approved under a BLA or a New Drug Application, or NDA, including 505(b)(2) drugs, are subject to an additional inflation penalty which can substantially increase rebate payments. In addition, for BLA and NDA drugs, the VHCA requires manufacturers to calculate and report to the Veterans Administration, or VA, a different price called the Non-Federal Average Manufacturing Price, which is used to determine the maximum price that can be charged to certain federal agencies, referred to as the Federal Ceiling Price, or FCP. Like the Medicaid rebate amount, the FCP includes an inflation penalty. A Department of Defense regulation requires manufacturers to provide this discount on drugs dispensed by retail pharmacies when paid by the TRICARE Program. All these price reporting requirements create the risk of submitting false information to the government, and potential FCA liability.

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

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil penalties, prohibits, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of whether the payor is public or private third-party, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense, and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters. A person or entity does not need to have actual knowledge of the statute, or the specific intent to violate it, to have committed a violation.

We may also be subject to data privacy and security laws and regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, and their respective implementing regulations, including as such regulations were amended by the final omnibus rule published on January 25, 2013, and subsequent rulemaking, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information held by covered entities and their business associates. While we would not be a “covered entity” under HIPAA, it is possible that we may enter into a service or business arrangement that would cause us to serve as a “business associates,” defined as a person or entity that performs certain functions or activities that involve the use or disclosure of protected health information in connection with providing a service for or on behalf of, or provide services to, a covered entity. The

HITECH Act also increased the civil and criminal penalties that may be imposed against covered entities, business associates, and possibly other persons and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect. The Department of Health and Human Services Office of Civil Rights, or the OCR, has increased its focus on compliance and continues to train state attorneys general for enforcement purposes.

Even for entities that are not deemed “covered entities” or “business associates” under HIPAA, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 USC § 45(a). The FTC expects a company's data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC's guidance for appropriately securing consumers' personal information is similar to what is required by the HIPAA Security Rule.

In addition to the laws discussed above, we may see more stringent state and federal privacy legislation in 2025 and beyond, as a continued increase in cyber-attacks have heightened attention to data privacy and security in the U.S. and other jurisdictions. We cannot predict where new legislation might arise, the scope of such legislation, or the potential impact to our business and operations.

Payments made to physicians and other healthcare providers, and other financial interests, have been the subject of a range of federal and state laws. The federal physician payment transparency requirements, sometimes referred to as the Physician Payments Sunshine Act, or the Sunshine Act, was created under the Patient Protection and Affordable Care Act, or the ACA, and implemented as the Open Payments Program. The Sunshine Act, among other things, imposes reporting requirements on drug manufacturers for payments or other transfers of value made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians, other healthcare providers, and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an additional aggregate of $1 million per year for “knowing failures,” for all payments, transfers of value, or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission. The Sunshine Act requires applicable manufacturers to track payments and transfers of value to physicians, physician assistants, nurse practitioners, and other mid-level HCPs. Additionally, certain states also mandate implementation of commercial compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation, and other remuneration to physicians and other HCPs.

Analogous state laws and regulations, such as state anti-kickback and false claims laws, and other state laws addressing the pharmaceutical and healthcare industries, which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and in some cases, may apply regardless of payor, i.e., even if reimbursement is not available. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines, known as the Pharmaceutical Research and Manufacturers of America Code, and the relevant compliance program guidance promulgated by the federal government in addition to requiring drug manufacturers to report pricing and marketing information, including, among other things, information related to gifts, payments, or other remuneration to physicians and other healthcare providers or marketing expenditures, state and local laws that require the registration of pharmaceutical sales representatives, and state laws governing the privacy and security of health information and the use of prescriber-identifiable data in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, California enacted the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020, and was subsequently amended and expanded by the California Privacy Rights Act, or CPRA, passed on November 3, 2020. The CPRA’s substantive provisions took full effect as of January 1, 2023, including the CPRA’s expansion of the “Right to Know” that impacts personal information collected on or after January 1, 2022. The CCPA and CPRA, among other things, create new data privacy obligations for covered companies and provide new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. It remains unclear what, if any, additional modifications will be made to the CCPA and CPRA by the California legislature or how they will be interpreted. Therefore, the effects of the CCPA and CPRA are significant and will likely require us to modify our data processing practices and may cause us to incur substantial costs and expenses to comply. Since the passage of the CCPA, certain other states have passed similar laws that may also have similar impacts on our data processing practices and incurred costs. Some of these state laws have not taken effect, and we cannot predict if states will subsequently amend those laws, if other states will pass similar laws, or the costs and expenses that we will incur to comply with such laws.

To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to HCPs.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under such laws, it is possible that certain business activities could be subject to challenge under one or more of such laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions, and settlements in the healthcare industry. Ensuring that business arrangements with third parties comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert management's attention from the business.

If our operations are found to be in violation of any of such health regulatory laws described above or any other governmental laws and regulations that apply to us, we may be subject to penalties, including, without limitation, civil, administrative, and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs, individual imprisonment, injunctions, private qui tam actions brought by individual whistleblowers in the name of the government, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results.

Coverage and Reimbursement

Sales of pharmaceutical products depend significantly on the availability of third-party coverage and reimbursement. Third-party payors include Medicare, Medicaid, and other government programs at the federal and state level, managed care entities, private health insurers, and other organizations. Third party payors decide which drugs they will pay for on behalf of their beneficiaries and establish reimbursement levels for health care services and products. Although we currently believe that third-party payors will provide coverage and reimbursement for our products and product candidates, if approved, these third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services, with a recent focus on prioritization of “equivalent,” less expensive alternatives when available. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive clinical trials to demonstrate the comparative cost-effectiveness of our products. The products and product candidates that we develop may not be considered cost-effective. It is time-consuming and expensive for us to seek coverage and reimbursement from third-party payors. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved, especially for products and product candidates such as ours, which are used in the inpatient setting, usually resulting in no separate reimbursement for pharmaceuticals. There are additional pressures on pricing as a result of other, peripheral policies impacting reimbursement across both government and private payors. Non-health specific policies may impart downstream impacts on private insurance reimbursement decision-making. In consideration of these numerous factors, reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

Medicare is a federally funded program managed by CMS through local contractors that administer coverage and reimbursement for certain healthcare items and services furnished to the elderly and disabled. Medicare “Part A” covers inpatient hospitalization and certain other settings, and Medicare “Part B” covers outpatient medical services, including limited outpatient prescription drugs. Medicare coverage of drugs and biological products and payment rates to providers are established by federal law and regulations. Medicaid is an insurance program for certain categories of low-income people, families and children, pregnant people, elderly people, and people with disabilities, and is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid and requires rebates on outpatient drugs and biological products, including those administered by physicians if the cost is billed separately. Each state creates specific regulations that govern its individual program, including supplemental rebate programs that prioritize coverage for drugs on the state Preferred Drug List. Government laws and regulations also establish price controls on prescription drugs purchased by government agencies that provide health care and certain federally funded hospital outpatient departments and clinics. In the U.S., private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government provides reimbursement through the Medicare or Medicaid programs for such products and services. These restrictions and limitations influence the purchase of health care services and products. In addition, government programs like Medicaid include substantial penalties for increasing commercial prices over the rate of inflation, which can affect realization and return on investment.

In the U.S., Europe, and other potentially significant markets for our products and product candidates, government authorities and private third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. Manufacturers frequently must rebate a portion of the prescription price to the third-party payors as a condition of coverage, which can greatly reduce realization on the sale. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy, and are developing increasingly sophisticated methods of controlling healthcare costs. They may limit coverage to specific drug products on an approved list, or formulary, which might not include all the FDA-approved drug products for a particular indication, or they may control costs, particularly for new expensive therapies, by requiring prior authorization or imposing other restrictions before covering certain products, or they may condition payment based on achieving performance metrics. Legislative proposals to reform healthcare or reduce costs under government programs may result in lower reimbursement for our products and product candidates or exclusion of our products and product candidates from coverage.

Achieving favorable CMS coverage and reimbursement is usually a significant gating issue for successful introduction of a new product because Medicare and Medicaid can represent a sizeable share of the market and because private payors often rely on the lead of the governmental payors in rendering coverage and reimbursement determinations. Further, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in Europe will likely put additional pressure on product pricing, reimbursement, and utilization, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care entities, competition within therapeutic classes, availability of generic equivalents, judicial decisions and governmental laws and regulations related to Medicare, Medicaid, and healthcare reform, pharmaceutical coverage and reimbursement policies, and pricing in general. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Sales of our products and product candidates will therefore depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or reimbursed by government health administration authorities, such as Medicare and Medicaid, private health insurers, and other third-party payors.

As a result of the above, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Our products and product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to ensure acceptance and use of our products and product candidates or enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development. Legislative and regulatory proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our products and product candidates or exclusion of our products and product candidates from coverage. The cost containment measures that healthcare payors and providers are instituting and any healthcare reform could significantly reduce our revenues from the sale of products and any approved product candidates. We cannot provide any assurances that we will be able to obtain and maintain third-party coverage or adequate reimbursement for our products and product candidates in whole or in part.

Healthcare Reform

The U.S. and some foreign jurisdictions are considering enacting or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major federal and state legislative initiatives.

In addition, other legislative and regulatory changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, which will remain in effect through 2032 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In 2017, CMS promulgated a rule reducing Medicare Part B reimbursement to hospitals for drugs purchased under the 340B program by 30%. Following an adverse U.S. Supreme Court decision, however, CMS subsequently modified its policies to restore certain payments owed to hospitals and to restore the reimbursement to the full, applicable rate going forward.

In recent years, there have been and continue to be proposals by the federal government, state governments, regulators, and third-party payors to control these costs and, more generally, to reform the U.S. health care system. Certain of these proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products. These laws and future laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our products and product candidates, if approved, and, accordingly, our financial operations.

Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

The cost of pharmaceuticals continues to generate substantial governmental and third-party payor interest and states have begun to take action to increase transparency in drug pricing through mandatory reporting requirements. We expect that the pharmaceutical industry will experience pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations, and additional legislative proposals. Our results of operations could be adversely affected by current and future healthcare reforms. While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, the announcement or adoption of these proposals could have a material adverse effect on our ability to obtain adequate prices for our products and product candidates and operate profitably.

Foreign Regulation

In addition to regulations in the U.S., we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products to the extent we choose to develop or sell any products outside of the U.S. The approval process varies from country to country and the time may be longer or shorter than that required to obtain FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary greatly from country to country.

In the EU and the UK, both regulatory clearances by the national competent authority and a favorable ethics committee opinion are required prior to the commencement of a clinical trial. In the EU/European Economic Area, or EEA, Regulation (EU) 536/2014 on clinical trials, or CTR, requires the sponsor to submit a single clinical trial application, or CTA, through the Clinical Trials Information System, or the CTIS, an online portal to streamline the authorization process. While under the previously applicable Directive 2001/20/EC, or CTD, sponsors had to request separate approvals in each EU/EEA member state, the CTIS is a single-entry point that allows sponsors to apply for authorization to run a clinical trial in up to 30 EU/EEA countries. The CTIS authorization procedure is composed of two parts: (i) member states jointly cooperate during the Part I assessment of the applicable CTA and (ii) during Part II, the applicable CTA is assessed by each member state individually. All ongoing clinical trials in the EU/EEA were required to transition to the CTIS by January 30, 2025. This date marked the end of a three-year transition period that began when the CTR became applicable. Following the UK's departure from the EU, the CTR does not apply in the UK with the applicable rules currently being based largely on those set out in the CTD as have been implemented nationally via the Medicines for Human Use (Clinical Trials) Regulation 2004, as amended. However, new UK legislation was laid before Parliament in December 2024 which will update the existing regulations, and which aims to provide a more efficient, streamlined, and adaptable regulatory framework for clinical trials. Once made into law, the new legislation will come into force following a 12-month implementation period to ensure readiness.

Under the EU regulatory systems, in addition to using national authorization procedures (leading to a marketing authorization only valid in the relevant EU/EEA member state), an MAA may be submitted under the (i) centralized authorization procedure, (ii) mutual recognition procedure, or (iii) decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization valid across all EU/EAA member states. This procedure is mandatory for certain medicines, optional for others, and not available for the rest. For example, the centralized authorization procedure is compulsory for medicines produced by certain biotechnological processes. Because our products are produced in that way, we would be subject to the centralized authorization procedure. Under the centralized procedure, pharmaceutical companies submit a single MAA to the European Medicines Agency, or the EMA. The application is reviewed by the Committee for Medicinal Products for Human Use, which issues a scientific opinion. The EMA then forwards this scientific opinion to the European Commission, which is responsible for deciding whether to grant the marketing authorization. Once granted by the European Commission, a centralized marketing authorization is valid in all EU member states, as well as the EEA countries. By law, a company can only start to market a medicine once it has received a marketing authorization.

Employees and Human Capital Management

As of December 31, 2024, we had 838 employees, 670 of whom were engaged in research and development, and commercial manufacturing activities, and 168 of whom were engaged in general and administrative support activities. None of our employees are subject to a collective bargaining agreement. Our employees are highly skilled, and many hold advanced degrees. Most of our employees have experience with the development of cell therapies. We consider our relationship with our employees to be good. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth, career opportunities, and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, Employee Stock Purchase Plan, a 401(k) plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among other benefits. We may take further actions, in compliance with all appropriate government regulations, that we determine to be in the best interest of our employees.

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

Risks Related to Our Business:

●	We have a history of operating losses; we expect to continue to incur losses, and we may never be profitable;
●	We may need additional financing to fund our operations and complete the development of our various product candidates and commercialization of our products, and if we are unable to obtain such financing, we may be unable to complete the development of our product candidates and commercialization of our products. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates;
●	The manufacture of our products and product candidates is complex, and we may encounter difficulties in production, particularly with respect to process development, quality control, or scaling-up of our manufacturing capabilities. If we, or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure;
●	Cell-based therapies and biologics rely on the availability of biological raw materials (including live cells), chemicals and agents used for manufacturing, reagents, specialized equipment, and other specialty materials, which may not be available to us on acceptable terms or at all. For each of these, we rely or may rely on treatment sites, limited manufacturers, sole source vendors, or a limited number of vendors, which could impair our ability to manufacture and supply our products;
●	Because our current products represent, and our other potential product candidates will represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, the market acceptance, third-party reimbursement coverage, and the commercial potential of our product candidates;

●	No assurance can be given that the Gen 2 manufacturing process or other processes we have selected will be FDA-compliant or more efficient and will lower the cost to manufacture TIL products;
●	We face significant competition from other biotechnology and pharmaceutical companies and from non-profit institutions;
●	Our projections regarding the market opportunities for our products and product candidates may not be accurate, and the actual market for our products and product candidates may be smaller than we estimate;
●	We have limited commercial experience and may be unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our products and product candidates, if they are approved, and as a result, we may be unable to generate significant product awareness, and the lack of awareness may limit the revenues that we generate;
●	If our products or product candidates do not achieve broad market acceptance, the revenues that we generate from their sales will be limited;
●	Our products and product candidates may face competition sooner than anticipated;
●	As a condition of approval, the FDA and foreign regulatory authorities may require that we implement various post-marketing requirements and conduct post-marketing studies, any of which would require a substantial investment of time, effort, and money, and which may limit our commercial prospects;
●	We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth;
●	We may rely on third parties to perform many essential services for any products that we commercialize, including services related to distribution, government price reporting, customer service, accounts receivable management, cash collection, and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize our current or future products will be significantly impacted and we may be subject to regulatory sanctions;
●	We may be unable to successfully or sufficiently expand our manufacturing capacity to meet demand for our products;
●	We depend on the success of our product candidates and cannot guarantee that these product candidates will successfully complete development, receive regulatory approval, or be successfully commercialized;
●	Development of a product candidate intended for use in combination with an already approved product may present more or different challenges than development of a product candidate for use as a single agent;
●	A Fast Track, breakthrough therapy, or regenerative medicines advanced therapy product designations, or other designation to facilitate product candidate development may not lead to faster development or a faster regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval;
●	While in the U.S. lifileucel has received orphan drug designation for melanoma stages IIB-IV and for cervical cancer patients with tumors greater than 2 cm, there is no guarantee that we will be able to maintain this designation, receive these designations for any of our other product candidates, or receive or maintain any corresponding benefits, including periods of exclusivity;
●	We may encounter substantial delays in our clinical trials, not be able to conduct our clinical trials on the timelines we expect, and be required to conduct additional clinical trials or modify current or future clinical trials based on feedback we receive from the FDA and foreign regulatory authorities;
●	It may take longer and cost more to complete our clinical trials than we project, or we may not be able to complete them at all;
●	Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which would prevent or delay regulatory approval and commercialization;
●	We are required to pay substantial royalties and lump sum benchmark payments under our license or acquisition agreements with the NIH, Novartis, Clinigen, and Cellectis, and we must meet certain milestones to maintain our license rights;
●	We rely on and collaborate with governmental, academic, and corporate partners or agencies to approve, improve, and develop TIL cell therapies for new indications for use in combination with other therapies and to evaluate new TIL manufacturing methods, the results of which, because the manufacturing processes are not within our control, and may be incorrect or unreliable;
●	We have global operations, which expose us to additional risks, and any adverse event could have a material adverse effect on our results of operations and financial condition; and
●	We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, ongoing military conflicts between Russia and Ukraine and between Israel and Hamas, Hezbollah, and the Houthis, and inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine and the Middle East, geopolitical tensions, or inflation.

Risks Related to Government Regulation:

●	We are subject to extensive regulation, which can be costly and time consuming and can subject us to unanticipated delays in obtaining regulatory approvals for our products and/or product candidates, and even after obtaining regulatory approval for some of our products and/or product candidates, those products and/or product candidates may still face regulatory difficulties;
●	The FDA and foreign regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates;
●	Political uncertainty may have an adverse impact on our operating performance and results of operations, and uncertainty surrounding the potential legal, regulatory, and policy changes by a new U.S. presidential administration may directly affect us and the global economy;
●	Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining or maintaining regulatory approval of our product candidates in other jurisdictions; and
●	Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates profitably.

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

Risks Related to Our Business

Risks Related to Our Financial Position and Need for Additional Capital

We have a history of operating losses; we expect to continue to incur losses, and we may never be profitable.

We are a commercial-stage biopharmaceutical company pioneering a transformational approach to treating cancer by harnessing the human immune system’s ability to recognize and destroy diverse cancer cells using therapies personalized for each patient. Until recently, we did not have products approved for commercial sale and have not generated significant revenue from operations. With the recent approval of the BLA, we began to generate revenue from the sale of our product Amtagvi® in the second quarter of 2024. Furthermore, following the acquisition of the worldwide rights to Proleukin® in May 2023, or the Acquisition, we began to generate revenue from the sales of Proleukin®. However, Proleukin® revenues are dependent upon continued use in manufacturing and clinical settings by us and other cell therapy companies.

We recognize revenue from product sales in accordance with ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price using the most likely method based on historical experience, as well as applicable information currently available.

In the U.S., products are sold principally to hospitals and clinics, as well as distributors and wholesalers, and outside of the U.S. to hospitals and clinics. Contractual performance obligations are usually limited to transfer of control of the product to the customer. In the case of Amtagvi®, revenue is recognized upon infusion, while for Proleukin®, transfer of control occurs either upon shipment or upon receipt of the product after considering when the customer obtains legal title to the product. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring our products and is generally based on a list of fixed prices less allowances for chargebacks, product returns, rebates and discounts. Our payment terms to customers range from 45 to 105 days; payment terms differ by customer and by product.

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

As of December 31, 2024, we had an accumulated deficit of $2.4 billion. In addition, during the year ended December 31, 2024, we incurred a net loss of $372.2 million. While we are executing the U.S. launch of our first internally developed product, Amtagvi®, we may not generate any meaningful product sales until later, and we expect to incur significant additional operating losses in the future as we expand our development and clinical trial activities in support of demonstrating the effectiveness of our product candidates.

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

Our operations have consumed substantial amounts of cash since inception. From our inception to December 31, 2024, we have an accumulated deficit of $2.4 billion. In addition, our research and development and our operating costs have also been substantial and are expected to increase. For example, in October 2018, we closed an underwritten public offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $236.7 million. In June 2020, we closed another underwritten offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $567.0 million. In July 2023, we closed another underwritten offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $161.5 million. In February 2021, we entered into an open market sale agreement, or the 2021 Sale Agreement, with Jefferies LLC, or Jefferies, which provided for the sale of up to $350.0 million of our common stock from time to time, which was subsequently increased to $500.0 million in November 2022 upon the execution of an updated open market sale agreement, or the 2022 Sale Agreement, with Jefferies. In June 2023, we entered into a new open market sale agreement, or the 2023 Sale Agreement, with Jefferies, which superseded the 2022 Sale Agreement and provided for the sale of up to $450.0 million of our common stock from time to time. In February 2024, we closed another underwritten offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $197.4 million. As of December 31, 2024, we had $330.1 million in cash, cash equivalents, investments, and restricted cash ($115.7 million of cash and cash equivalents, $208.1 million in short-term investments, and restricted cash of $6.4 million).

With the approval of the BLA, we began to generate revenue from the sale of our product Amtagvi® in the second quarter of 2024. Furthermore, following the Acquisition, we began to generate revenue from the sales of Proleukin®. There is no assurance that such funds will be sufficient to fund our operations during the 12 months from the date the consolidated financial statements are issued and this Form 10-K is filed. However, based on the funds we have available as of the date these consolidated financial statements are issued, we believe that we have sufficient capital to fund our anticipated operating expenses and capital expenditures as planned for at least the next twelve months following the issuance of our consolidated financial statements included in this Form 10-K. However, in order to complete the development of our current product candidates, and in order to affect our business plan, including expanding our own manufacturing facility, we anticipate that we will have to spend more than the funds currently available to us. Furthermore, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate. We may require additional capital for the further development of our product candidates and commercialization of our products and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Moreover, our fixed expenses such as rent, minimum payments to our contract manufacturers, and other contractual commitments, including those for our research collaborations, are substantial and are expected to increase in the future.

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

Our net operating loss carryforwards and any future research and development tax credits may expire and not be used. As of December 31, 2024, we had U.S. federal net operating loss carryforwards of approximately $1.3 billion. Our net operating loss carryforwards arising in taxable years ending on or prior to December 31, 2017 will begin expiring in 2027 if we have not used them prior to that time. Net operating loss carryforwards arising in taxable years ending after December 31, 2017, are no longer subject to expiration under the Internal Revenue Code of 1986, as amended, or the Code. Additionally, our ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Sections 382 and 383 of the Code, respectively, if we have a cumulative change in ownership of more than 50% within a three-year period.

Prior to December 31, 2024, we experienced multiple ownership changes. As a result, the federal and state carryforwards associated with the net operating loss and credit deferred tax assets were reduced by the amount of tax attributes estimated to expire during their respective carryforward periods. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. Depending on our future tax position, limitation of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

Recently enacted tax reform legislation in the U.S., changes to existing tax laws, or challenges to our tax positions could adversely affect our business and financial condition.

The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. Any such changes to existing federal and state tax laws could adversely impact our business, results of operations, and financial position as the impact of recent tax legislation is uncertain.

In recent years, various tax legislations were signed into law. On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was signed into law, making significant changes to the Internal Revenue Code.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted in response to the COVID-19 pandemic. Certain provisions of the CARES Act amend or suspend certain provisions of the Tax Act. For example, the tax relief measures under the CARES Act for businesses include a five-year net operating loss carryback, suspension of annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. On June 15, 2020, Assembly Bill 85 was passed in California, which suspended the use of net operating losses and limited the use of credits for certain corporations. Following the change in U.S. administration, there is uncertainty regarding future legislative and regulatory changes and policies related to matters such as taxation and importation, including tariffs, and any such proposed or enacted regulations, taxes, or tariffs by the current or a future U.S. administration, Congress, or taxing and importation authorities in other jurisdictions could adversely impact the global economy and materially affect our tax obligations, tariff obligations, and operating results.

In addition, U.S. federal, state and local tax laws are extremely complex and subject to various interpretations. Although we believe that our tax estimates and positions are reasonable, including our decision to build the iCTC at the Navy Yard in Philadelphia in order to take advantage of the site’s designation as a Keystone Opportunity Zone, Keystone Opportunity Expansion Zone, or Keystone Opportunity Improvement Zone, or collectively a KOZ, which allows incentives for business development, as well as certain other financial incentives provided by the Commonwealth of Pennsylvania, the City of Philadelphia, and the Philadelphia Industrial Development Corporation, there can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. Further, challenges to the site's designation as a KOZ or broader challenges to Pennsylvania's KOZ program could result in the revocation of the site’s designation as a KOZ and the attendant tax advantages associated with such designation. If we are unsuccessful in such a challenge, or if the site’s status as a KOZ is revoked, the relevant tax authorities may assess additional taxes, which could result in adjustments to, or impact the timing or amount of, taxable income, deductions or other tax allocations, which may adversely affect our results of operations and financial position. In addition, given our current net loss and net loss carryforwards, we may not be able to realize the full benefit of these tax advantages before they expire.

Risks Related to the Manufacturing and Commercialization of Our Products and Product Candidates

Even though our lead product Amtagvi® is approved and commercialized, we may not become profitable.

Our lead product, Amtagvi®, is initially targeting a small population of refractory patients that suffer from metastatic melanoma. Even with FDA approval of Amtagvi®, and even if we obtain significant market share, because the potential target population for Amtagvi® in refractory patients may be small, we may never achieve profitability without obtaining regulatory approval for additional indications. The FDA often approves new therapies initially only for use in patients with relapsed or refractory metastatic disease. We expect to initially seek approval of our product candidates in this setting and are currently conducting clinical trials on these patient populations. Since Proleukin® is an established product and there are competing products in development, the success of Proleukin® is closely tied to Amtagvi® and use with other cell therapies. An approval for a marketed product, such as Proleukin®, may be withdrawn by the FDA or another regulatory agency and disrupt both Proleukin® and Amtagvi® because of their codependency. Additionally, Proleukin® revenues are dependent upon continued use in manufacturing and clinical settings by Iovance and other cell therapy companies.

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

Currently, our products and product candidates are manufactured at our internal facility, the iCTC, and by CMOs, using processes developed or modified by us or by our third-party research institution collaborators that we may not intend to use for more advanced clinical trials or commercialization. Gen 2 is the FDA-approved, commercial manufacturing process for Amtagvi® and has been selected for all ongoing and future company-sponsored clinical trials. Although we believe Gen 2 is a commercially viable process, there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency, and timely availability of raw materials. As a result of these challenges, we may experience delays in our clinical development and/or commercialization plans. Furthermore, we may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

In May 2019 we entered into a lease agreement to build a commercial-scale manufacturing facility, the iCTC, in Philadelphia, Pennsylvania for commercial and clinical production of autologous TIL products, including our product Amtagvi®. The iCTC is currently manufacturing TIL for our ongoing clinical trials and Amtagvi® for commercial supply. Manufacturing performed by us is centralized at the iCTC, instead of manufacturing at various facilities. As of the first quarter of 2024, the iCTC facility was approved by the FDA for commercial manufacturing of Amtagvi®, and we successfully initiated commercial manufacturing and continue our capacity building and facility expansion activities to supply clinical and commercial TIL to meet demand. We expect our manufacturing facility will provide us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes, and allow for better long-term margins. We have built capacity to potentially treat thousands of cancer patients annually. However, we may not be successful in finalizing the expansion of our own manufacturing facility or capability. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, power failures, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

Reliance on third-party manufacturers entails exposure to risks to which we would not be subject if we manufactured the products and product candidates exclusively by ourselves, including:

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

In addition, the manufacturing process and facilities for any products and product candidates that we may develop at the iCTC and or our CMOs is subject to FDA and foreign regulatory authority approval processes, and we or our CMOs will need to meet all applicable FDA and foreign regulatory authority requirements, including cGMP, on an ongoing basis. The cGMP requirements include quality control, quality assurance, and the maintenance of records and documentation. The FDA and other regulatory authorities enforce these requirements through facility inspections. Manufacturing facilities must submit to pre-approval inspections by the FDA that will be conducted after we submit our marketing applications for our product candidates, including our BLAs, to the FDA. Manufacturers are also subject to continuing regulatory oversight by FDA and other regulatory authorities, including inspections following marketing approval. Further, we, in cooperation with our CMOs, must supply all necessary chemistry, manufacturing, and control documentation for a pre-approval inspection in support of a BLA on a timely basis. Although both the internal and external facilities were approved by the FDA for commercial manufacturing of Amtagvi®, there is no guarantee that we or our CMOs will be able to successfully pass all aspects of surveillance or pre-approval inspections by the FDA or other foreign regulatory authorities for Amtagvi® or future product candidates.

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

Because our current products represent, and our other potential product candidates will represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, the market acceptance, third-party reimbursement coverage, and the commercial potential of our product candidates.

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

There is no assurance that the approaches offered by our products will gain broad acceptance among doctors or patients or that governmental agencies, national healthcare systems, or third-party medical insurers will be willing to provide reimbursement coverage for proposed product candidates. Moreover, we do not have verifiable internal marketing data regarding the potential size of the commercial market for our product candidates, nor have we obtained current independent marketing surveys to verify the potential size of the commercial markets for our current product candidates or any future product candidates. Since our current product candidates and any future product candidates will represent novel approaches to treating various conditions, it may be difficult, in any event, to accurately estimate the potential revenues from these product candidates. Accordingly, we may spend significant capital trying to obtain approval for product candidates that have an uncertain commercial market. The market for any products that we successfully develop will also depend on the selling price of the product, which may be further impacted by future price increases for our products.

Cell based therapies may not be eligible for insurance coverage due to reluctance by third party payors to cover the costs associated with such therapies. Payors may deny coverage or offer inadequate levels of reimbursement for these therapies if they determine that the product has not received appropriate clearances from the FDA or other government regulators or if they deem the therapies to be investigational or experimental, not medically necessary, or otherwise inappropriate. Although we may apply for special government programs and prepare the market for product approval, there is no way to ensure that healthcare providers, insurance companies, or other third parties will reimburse our product at an expeditious rate. Even if we obtain insurance coverage for our product from payors, there is no guarantee that third party payors will provide adequate coverage or reimbursement. Coverage at treatment centers will require payment for the total cost of care, which includes the costs of not only our product but also the costs of surgery, conditioning chemotherapy, and other staffing and hospitalization needs. Furthermore, coverage policies and reimbursement rates are subject to change. With respect to any coverage or reimbursement that may be provided, payors may seek to impose restrictions on coverage, pricing, and reimbursement levels to contain these costs. In some cases, we do not have long-term agreements with insurance companies but negotiate single-case agreements on a case-by-case basis to obtain prior authorization, coverage, and reimbursement for a particular case. If coverage and reimbursement are not available or are inadequate, ATCs and clinics may decide not to recommend our product, and there may be a slow uptake or variable or limited access, if at all, to our therapies. Likewise, in the absence of a long-term agreement with an insurance company, there is no guarantee that an insurance company will enter into a single-case agreement with us or otherwise provide prior authorization for a particular case, in which case there may be no or inadequate coverage and reimbursement for our products. Seeking prior authorization and negotiating the single-case agreement may take anywhere from days to months to obtain, if at all, and may cause ATCs, clinics and patients to decline to use our products.

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

No assurance can be given that the Gen 2 manufacturing process or other processes we have selected will be FDA compliant or more efficient and will lower the cost to manufacture TIL products.

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
●exhaustion of our available insurance coverage and our capital resources; and
●the delay or inability to commercialize our product candidates or achieve adequate revenue from our products.

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

Due to the promising clinical therapeutic effect of competitor therapies in clinical trials, we anticipate substantial direct competition from other organizations developing therapies in our commercial and pipeline target indications. In particular, we expect to compete with other new therapies for our lead indications developed by companies such as BioNtech, Bristol-Myers Squibb, Daiichi Sankyo, Eisai, Genmab, Immunocore, IO Biotech, Merck, Moderna, Pfizer, Regeneron Pharmaceuticals, and Replimune. We also may compete with other T cell therapies in development, including therapies based on genetically engineered T cell receptors rendered reactive against tumor-associated antigens prior to their administration, other genetically engineered TIL products, and TIL products designed to be reactive to specific neoantigens, by companies such as AbelZeta Pharma, Achilles Therapeutics, Adaptimmune Therapeutics, Alaunos Therapeutics, Biosyngen, GRIT Biotechnology, Immatics, Immunocore, Intima Bioscience, KSQ Therapeutics, Lyell Immunopharma, Marker Therapeutics, Obsidian Therapeutics, TILT Biotherapeutics, and others. To date, these technologies have been primarily applicable to hematologic malignancies, but their application in solid tumor indications may create competition with us. We may also face competition from immunotherapy treatments offered by companies such as Amgen, AstraZeneca, BioNTech, Bristol-Myers Squibb, Merck, Pfizer, Regeneron Pharmaceuticals, Roche, and others. We may also face competition from novel IL-2 treatments in development by Alkermes, ILToo Pharma, Merck, Nektar Therapeutics, Sanofi, Werewolf Therapeutics, and others. Many of these companies and our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources, and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the U.S. and internationally. Our competitors may obtain regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in competitors establishing a strong market position before we are able to enter the market.

Universities and public and private research institutions around the world are also potential competitors. For example, a Phase 3 M14TIL clinical trial comparing TIL to standard ipilimumab in patients with metastatic melanoma is currently being conducted in Europe by the Netherlands Cancer Institute, the Copenhagen County Herlev University Hospital, and the University of Manchester. Results from the M14TIL clinical trial were presented at the European Society for Medical Oncology Congress in September 2022. While these universities and public and private research institutions primarily have educational objectives, they may develop proprietary technologies that lead to other approved therapies by the FDA, European Commission, or other regulatory agencies, or that secure patent protection that we may need for the development of our technologies and products.

Our lead product Amtagvi® is an approved therapy for the treatment of metastatic melanoma and a candidate for the treatment of other cancers. Currently, there are numerous companies that are developing various alternate treatments for melanoma and other cancers, including patients that have progressed after prior treatment with checkpoint inhibitors and chemotherapy. Accordingly, Amtagvi® faces significant competition in the melanoma and other cancer treatment space from multiple companies. Even after obtaining regulatory approval for Amtagvi®, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our therapies. We may not be able to implement our business plan if the acceptance of our products is inhibited by price competition or the reluctance of physicians to switch from other methods of treatment to our product, or if physicians switch to other new therapies, drugs or biologic products or choose to reserve our product for use in limited circumstances.

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

Our projections of both the number of people who have the advanced cancers we are targeting, as well as the subset of people with metastatic or unresectable cancers and who have the potential to benefit from treatment with our products or product candidates are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research by third parties, and may prove to be incorrect. Further, new studies or approvals of new therapeutics may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our products and product candidates may be limited or may not be amenable to treatment with our products or product candidates and may also be limited by the cost of our treatments for patients, any future increase to such costs, and the reimbursement of those treatment costs by third-party payors. For instance, we expect Amtagvi® to initially target a small patient population that suffers from metastatic melanoma. Furthermore, we are also responsible for the manufacturing costs of products for patients that may have a tumor resection but ultimately do not receive an infusion, in which case we may incur manufacturing expenses without being able to recognize any revenue. Even if we obtain significant market share for our products or product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

We have limited commercial experience and may be unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our products and product candidates, if they are approved, and as a result, we may be unable to generate significant product awareness, and the lack of awareness may limit the revenues that we generate.

We currently have a commercial team focused on our commercial strategy, but we do not have a large commercial infrastructure for the marketing, sale, and distribution of biopharmaceutical products. In order to commercialize our products, we must continue to build our marketing, sales, and distribution capabilities or make arrangements with third parties to perform these services, which will take time and require significant financial expenditures, and we may not be successful in doing so. In addition, we rely on one or more third-party distributors for the commercial sale of our products. It may be difficult to pivot from our current distributors of biopharmaceutical products in the event that any agreements with such third-party distributors are terminated. If we need to enter into alternative arrangements, this could adversely affect our business. Furthermore, even if we are able to effectively establish a sales force and develop a marketing and sales infrastructure, our sales force and marketing teams may not be successful in commercializing our current or future product candidates. To the extent we rely on third parties to commercialize any products for which we obtain regulatory approval, we would have less control over their sales efforts and could be held liable if they failed to comply with applicable legal or regulatory requirements.

In addition to marketing our product, we will need current and future ATCs both inside and outside the U.S. that are prepared and have the capacity and experience to administer our therapies to patients. Even if we are able to obtain approval for a product candidate in a country or region, we may not be able to approve enough treatment centers for the provision of our product to a broad patient population. The number of ATCs we onboard to administer our product may fluctuate and affect our product launch, and even if we onboard a large number of ATCs, this does not ensure the uptake of our products. Additionally, certain areas do not have hospitals with the facilities to safely administer our therapy. Accordingly, we may only be able to launch our products with a limited number of ATCs, which could ultimately reduce the uptake of our products. Although we have a team allocated to authorize and monitor our ATCs, substantial resources and investment from us and each treatment center may be required. Additionally, the treatment center onboarding process can be complicated and requires extensive training, technical equipment, and coordination of processes. Once authorized, ATCs will be required to ensure that their training, facilities, and treatment capabilities are adequately maintained.

We have limited prior experience in the marketing, sale, and distribution of biopharmaceutical products, and there are significant risks involved in the building and managing of a commercial infrastructure. The establishment and development of commercial capabilities, including a comprehensive healthcare compliance program, to market any products we may develop will be expensive and time consuming and could delay any product launch, and we may not be able to successfully develop this capability. We, or our collaborators, will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, manage, and retain marketing, sales, and commercial support personnel. Although we have developed a commercial infrastructure, in the event we are unable to continue to develop a successful commercial infrastructure, we may not be able to commercialize our current or future product candidates, which would limit our ability to generate product revenues. Factors that may inhibit our efforts to commercialize our current or future products and product candidates and generate significant product revenues include:

●if a health epidemic or pandemic occurs it may negatively impact our ability to establish commercial operations, educate and interact with healthcare professionals, and successfully launch our product on a timely basis;
●the inability of sales personnel to obtain access to physicians or physicians do not prescribe our current or future product candidates;
●our inability to effectively oversee a geographically dispersed sales and marketing team;
●the costs and time associated with the initial and ongoing training of sales and marketing personnel on legal and regulatory compliance matters and monitoring their actions;
●an inability to secure adequate or any coverage and reimbursement by government and private health plans;
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

Until the closing of the Proleukin® acquisition in May 2023, we had never commercialized a product candidate for any indication. Even after our products and product candidates are approved by the appropriate regulatory authorities for marketing and sale, they may not gain acceptance among physicians, patients, third-party payors, and others in the medical community. If any product or product candidate for which we obtain regulatory approval does not gain an adequate level of market acceptance, we may not generate significant product revenues or become profitable. Market acceptance of our products and product candidates by the medical community, patients, and third-party payors will depend on a number of factors, some of which are beyond our control. For example, physicians are often reluctant to switch their patients and patients may be reluctant to switch from existing therapies even when new and potentially more effective or safer treatments enter the market. Physicians and their patients may likewise make decisions about therapies based on cost and insurance coverage and reimbursement. Such reimbursement may be impacted by our ability to enter into single-case agreements (in the absence of a longer term agreement) with insurance companies, and the absence of any agreement or inadequate coverage or reimbursement may require patients to pay from their own funds, but the costs of our products may be prohibitive in such cases.

Efforts to educate the medical community and third-party payors on the benefits of our products and product candidates may require significant resources and may not be successful. If any of our products or product candidates does not achieve an adequate level of market acceptance, we may not generate significant revenues, and we may not become profitable. The degree of market acceptance of any of our products and product candidates will depend on a number of factors, including:

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

Our efforts to educate the medical community and third-party payors on the benefits of our products and product candidates may require significant resources and may never be successful. Even if the medical community accepts that our products and product candidates are safe and effective for their approved indications and third-party payors provide coverage and reimbursement for the same, physicians and patients may not immediately be receptive to such products or product candidates and may be slow to adopt them as an accepted treatment of the approved indications. If our current or future products and product candidates are approved but do not achieve an adequate level of acceptance among physicians, patients, and third-party payors, we may not generate meaningful revenues from our product candidates, and we may not become profitable.

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

As a condition of biologic licensing, the FDA and foreign regulatory authorities are authorized to require that sponsors of approved BLAs implement various post-market requirements, including REMS and Phase 4 studies. For example, we reached an agreement with the FDA regarding a confirmatory trial to support the conversion from accelerated to full approval of Amtagvi® in post-anti-PD-1 advanced melanoma, which we refer to as TILVANCE-301. The randomized Phase 3 TILVANCE-301 trial has been ongoing since the fourth quarter of 2022. If we receive approval of additional product candidates, the FDA and foreign regulatory authorities may determine that similar or additional post-approval requirements are necessary to ensure that our product candidates are safe, pure, and potent. To the extent that we are required to establish and implement any post-approval requirements, we will likely need to invest a significant amount of time, effort, and money. Such post-approval requirements may also limit the commercial prospects of our products and product candidates.

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

We may retain third-party service providers to perform a variety of functions related to the sale and distribution of our current or future products, key aspects of which will be out of our direct control. These service providers may provide key services related to distribution, customer service, accounts receivable management, and cash collection. If we retain a service provider, we would substantially rely on it, as well as other third-party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical or natural damage at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired and we may be subject to regulatory enforcement action. Moreover, these agreements might terminate for a variety of reasons. If we fail to enter into alternative arrangements, this could further delay the commercialization of our products and adversely affect our business.

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

As noted above, we have limited experience in internal manufacturing our adoptive cell therapy product candidates on a commercial scale, as do our partners. We anticipate expanding internal manufacturing capacity at our iCTC facility and potentially at our contract manufacturer, WuXi. Scale-up of manufacturing may require additional validation studies, including capacity demonstration and/or comparability studies, each of which are subject to regulatory review, potential inspection, and approval. Moreover, while we continue to expand our internal manufacturing capacity, the current geopolitical tensions with China may impact our ability to expand manufacturing capacity at our contract manufacturer, WuXi. Recently, the Biden administration has signed multiple executive orders regarding China. One particular executive order titled Advancing Biotechnology and Biomanufacturing Innovation for a Sustainable, Safe, and Secure American Bioeconomy, signed on September 12, 2022, will likely impact the pharmaceutical industry to encourage U.S. domestic manufacturing of pharmaceutical products. Additionally, in February 2024, the chair and ranking member of the House Select Committee on the Chinese Communist Party, Representatives Mike Gallagher and Raja Krishnamoorthi, respectively, along with Senators Gary Peters and Bill Hagerty, sent a letter to the Biden administration requesting that both WuXi AppTec Co., Ltd., WuXi’s parent company, and the affiliated WuXi Biologics be added to the Department of Defense’s Chinese Military Companies List (1260H list), the Department of Commerce’s Bureau of Industry and Security Entity List, and the Department of Treasury’s Non-SDN Chinese Military-Industrial Complex Companies List. While the Biden administration did not take action on this letter, adding either or both previously mentioned WuXi entities on any or all of the aforementioned lists could materially impact our MSA with WuXi, and the current Trump administration could take action with regard to such letter. The new administration may also enact regulations or policies that affect trade with China or otherwise impact the biopharmaceutical industry by enacting laws to restrict U.S. biopharmaceutical companies from contracting with Chinese companies on the development, research or manufacturing of biopharmaceutical products. Any additional executive orders, legislative action or potential sanctions on China could materially impact our current manufacturing partners. Finally, there have been Congressional legislative proposals, such as a bill titled the BIOSECURE Act, to discourage contracting with certain Chinese companies, including two WuXi affiliates, on the development or manufacturing of pharmaceutical products. The BIOSECURE Act passed the U.S. House of Representatives on September 9, 2024. The version of the BIOSECURE Act that passed the U.S. House of Representatives included a grandfather clause that would allow contracts entered into with the Chinese companies named therein prior to the effective date of such legislation to survive until January 1, 2032. The BIOSECURE Act did not pass the U.S. Senate before expiring, thus not becoming law, but support for the legislation remains, and the current Trump administration has promised to take a hard line on Chinese entities. While WuXi has recently entered into an agreement to be acquired by Altaris LLC, or Altaris, there is no guarantee that they will complete the transaction or that, after the transaction is completed, we will be able to continue to utilize their contract manufacturing services, as Altaris and its subsidiary Minaris Regenerative Medicine LLC, or Minaris, have limited resources and lack experience in supplying high volume commercial cell therapies for oncology indications. As a result, we may need to discontinue use of the WuXi manufacturing capacity and instead use the iCTC facility or other manufacturers to supply our therapies.

Regardless, any expansion of our internal and external manufacturing capability will also require us to invest substantial additional funds to hire and retain the technical personnel who have the necessary manufacturing experience. As a result, we may not be able to successfully or sufficiently increase the manufacturing capacity for our product candidates or modify our manufacturing processes. If we are unable to successfully increase the manufacturing capacity for a product candidate (as a result of lack of approval from, or capacity limitations imposed by, the FDA, or otherwise), the resulting capacity limitations could have a material adverse effect on our results of operations and financial condition. In addition, if we are unable to successfully or sufficiently increase the manufacturing capacity at the iCTC facility to meet demand in a timely or economic manner, or at all, we may be dependent upon the performance and capacity of third-party manufacturers. Accordingly, we face risks of capacity limitations of, difficulties with, increased costs of, and interruptions in performance by third-party manufacturers, the occurrence of which could negatively impact the availability, launch, and/or sales of our products in the future, as well as on our results of operations and financial condition. While we have agreements in place with such third-party manufacturers, we have limited influence over their actual performance and control only certain aspects of their activities. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines or quality standards could substantially harm our business. Moreover, these agreements might terminate for a variety of reasons. If we fail to enter into alternative arrangements, this could further delay our product development and adversely affect our business. For example, BI carries out the processing, manufacturing, and supply of Proleukin® pursuant to a manufacturing and supply agreement, which includes a two-year notice of termination provision. In the event that such notice of termination is given, it may be unlikely that we execute a new manufacturing and supply agreement with a manufacturer to run the processing, manufacturing, and supply of Proleukin® within that time frame.

Risks Related to the Development of Our Product Candidates

We depend on the success of our product candidates and cannot guarantee that these product candidates will successfully complete development, receive regulatory approval, or be successfully commercialized.

We currently have two products approved for commercial sale. We have invested a significant portion of our efforts and financial resources in the development of our current product and/or product candidates, including Amtagvi®, lifileucel, and modified product candidates, IOV-4001, IOV-2001, IOV-3001, and IOV-5001, and expect that we will continue to invest heavily in our current product candidates, as well as in any future product candidates we may develop. Our business depends on the successful development and commercialization of our product candidates. Our ability to generate revenues in the future is substantially dependent on our ability to develop, obtain regulatory approval for, and then successfully commercialize our product candidates. We currently generate no revenue from the sale of any products that are in development, and we may never be able to develop or commercialize these potential products.

Our product candidates will require additional clinical and non-clinical development, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we generate any revenue from product sales. We cannot assure you that we will meet our timelines for our current or future clinical trials, which may be delayed or not completed for a number of reasons, including the continuing negative impact of the COVID-19 pandemic and any future pandemic or epidemic. Additionally, the costs associated with development of cell therapy products may be significant due to the length of treatment and the supportive therapies provided to the patient during the treatment process. Supportive therapies may impact costs and patient viability and may potentially limit availability.

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

If approved for marketing by applicable regulatory authorities, our ability to generate revenues from our product candidates will depend on our ability to:

●	price our product candidates competitively such that third-party and government reimbursement leads to broad product adoption;
●	prepare a broad network of clinical sites (e.g., ATCs) for administration of our product;
●	train and monitor sites for product delivery and consistent flow of appropriate patients;
●	create market demand for our product candidates through our own marketing and sales activities, as well as through other arrangements with third parties marketing or selling on our behalf;
●	receive regulatory approval for the targeted patient population(s) and claims that are necessary or desirable for successful marketing;
●	obtain the necessary regulatory approvals to deliver the therapies to a sufficiently sized patient population;
●	effectively commercialize our products;
●	manufacture product candidates through CMOs or in our own manufacturing facility in sufficient quantities and at acceptable quality and manufacturing cost to meet commercial demand at launch and thereafter;
●	establish and maintain agreements with wholesalers, distributors, pharmacies, and group purchasing organizations on commercially reasonable terms;
●	maintain patent and trade secret protection and regulatory exclusivity for our product candidates;
●	launch commercial sales of our product candidates;
●	maintain compliance with applicable laws, regulations, and guidance specific to commercialization, including interactions with health care professionals, patient advocacy groups, and communication of health care economic information to payors and formularies;
●	achieve market acceptance of our product candidates by patients, the medical community, and third-party payors;
●	obtain appropriate coverage and reimbursement for our product candidates, including at rates that will enable the market to adopt our products and enable sites to deliver the entire therapy to patients;
●	partner with third party logistics providers that will successfully distribute our products;
●	maintain a distribution and logistics network capable of product storage within our specifications and regulatory guidelines, and further capable of timely product delivery to commercial clinical sites;
●	effectively compete with other therapies or competitors; and
●	following launch, ensure that our product will be used as directed and that additional unexpected safety risks will not arise.

Development of a product candidate intended for use in combination with an already approved product may present more or different challenges than development of a product candidate for use as a single agent.

Amtagvi® received accelerated approval from the FDA, and we are currently developing lifileucel in clinical trials as part of a regimen which uses lymphodepletion and IL-2. We and our collaborators are also developing TIL cell therapy along with other products, such as pembrolizumab, ipilimumab and nivolumab. The development of product candidates for use in combination with another product may present challenges. For example, the FDA may require us to use more complex clinical trial designs, in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of these clinical trials could show that any positive results are attributable to the already approved product. Moreover, following product approval, the FDA may require that products used in conjunction with each other be cross labeled for combined use. Additionally, the FDA review process can be more complicated for combination products, and may result in delays, particularly if complex therapeutics are involved. To the extent that we do not have rights to already approved products, this may require us to work with another company to satisfy such a requirement. Moreover, developments related to the already approved products may impact our clinical trials for the combination, as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the approved product’s safety or efficacy profile, changes to the availability of the approved product, and changes to the standard of care.

A Fast Track, breakthrough therapy, or regenerative medicines advanced therapy product designations, or other designation to facilitate product candidate development may not lead to faster development or a faster regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We were granted Fast Track designation by the FDA for lifileucel in metastatic melanoma and metastatic cervical cancer, as well as for lifileucel in combination with pembrolizumab in advanced melanoma. We were granted breakthrough therapy designation, or BTD, for lifileucel for metastatic cervical cancer and RMAT designation for lifileucel in advanced melanoma. We may seek Fast Track or Breakthrough designation for other of our current or future product candidates. Receipt of a designation to facilitate product candidate development is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for a designation, the FDA may disagree. In any event, the receipt of such a designation for a product candidate may not result in a faster development process, review, or approval compared to product candidates considered for approval under conventional the FDA procedures and does not assure ultimate marketing approval by the FDA. In addition, the FDA may later decide that the products no longer meet the designation conditions.

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

We are heavily reliant on third parties to conduct our clinical trials. We have a limited history of conducting clinical trials and as a company in filing and supporting the applications necessary to gain marketing approvals. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety, purity, and potency for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by, applicable regulatory authorities. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. As a result of the continuing impact of the COVID-19 pandemic, institutions and research sites that currently conduct clinical trials may not be able to return to normal clinical trial operations for some time or may no longer choose to participate in studies in the future. Furthermore, clinical trials may be delayed or otherwise may be more difficult to execute in the future.

We have recruited a team that has experience with clinical trials and in the development of preclinical assets for translation into clinical trials; however, we as a company have limited experience completing pivotal clinical trials for cell therapy products or developing preclinical immunotherapy products. In part because of this lack of experience, we cannot be certain that our ongoing pivotal clinical trials will be completed on time, if at all, that they will progress according to our plans or expectations, or that our planned clinical trials will be initiated or initiated in a timely manner, progress according to our plans or expectations, or be completed on time, if they are completed at all.

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

We may encounter substantial delays in our clinical trials, not be able to conduct our clinical trials on the timelines we expect, and be required to conduct additional clinical trials or modify current or future clinical trials based on feedback we receive from the FDA and foreign regulatory authorities.

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
●the FDA or comparable regulatory authorities may take longer than we anticipate when making a decision on our product candidates and prolonged government shutdowns, inadequate funding, loss of employees, changes in regulations or policies by the new U.S. administration or other disruptions may occur at the FDA, and thus, final FDA approval of our product candidates may be further delayed;
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

If prolonged government shutdowns, inadequate funding, loss of employees, changes in regulations or policies by the new U.S. administration or other disruptions were to occur at the FDA, final FDA approval of our product candidates may be delayed. The ability of the FDA and other government agencies to review and approve new or modified products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, a government agency’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the government agency’s ability to perform routine functions. Average review times at the FDA and other government agencies have fluctuated in recent years as a result. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and SEC, have had to furlough critical employees and stop critical activities. In addition, government funding of agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Such disruptions at the FDA and other agencies may also increase the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.

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

We are required to pay substantial royalties and lump sum benchmark payments under our license or acquisition agreements with the NIH, Novartis, Clinigen, and Cellectis, and we must meet certain milestones to maintain our license rights.

Under our license or acquisition agreements with the NIH, Novartis, Clinigen, and Cellectis for our adoptive cell therapy and immunotherapy technologies, we are currently required to pay both substantial benchmark payments and royalties to each entity based on our revenues from sales of our products utilizing the licensed or acquired technologies. These payments could adversely affect the overall profitability for us of any products that we may seek to commercialize under these license agreements. In order to maintain our license rights under the NIH, Novartis, and Cellectis license agreements, we will need to meet certain specified milestones, subject to certain cure provisions, in the development of our product candidates, and a milestone payment is required to Clinigen upon the approval of lifileucel in melanoma. There is no assurance that we will be successful in meeting these milestones on a timely basis, or at all.

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

In addition, in order to supplement our own efforts to improve TIL manufacturing and develop TIL cell therapies in new indications in clinical trials, we currently work and collaborate with government and academic research institutions, medical institutions, and corporate partners such as the NCI, Moffitt, Memorial Sloan Kettering Cancer Center, Cellectis, and Novartis. We also intend to continue to enter into additional third-party collaborative agreements in the future. However, we may not be able to successfully negotiate any additional collaborative arrangements. If established, these relationships may not be scientifically or commercially successful, or may be unable to enroll patients, which has occurred in one of our prior collaborations. The success of these and future collaborations and joint development arrangements may be subject to numerous risks and uncertainties, including the inability or unwillingness of our partners to perform in the manner, or to the extent anticipated, may also be subject to disagreements regarding the rights, interests, and performance of the counterparties under our licenses and development agreements. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercialization of the applicable product and/or product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority under the collaboration agreement.

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

In addition to our own research and process development efforts, we seek to collaborate with government, academic research institutions and corporate partners to improve TIL manufacturing and to develop TIL cell therapies for new indications. In 2017-2020, we announced our continued collaborations with Moffitt, MDACC, and others to evaluate new solid tumor and hematologic indications for TIL cell therapy in clinical trials and preclinical studies, as well as, in some cases, new TIL manufacturing approaches. The results of these collaborations may be used to support our filing with the FDA of INDs to conduct more advanced clinical trials of our product candidates, or to otherwise analyze or make predictions or decisions with respect to our current or future product candidates. However, because the majority of our collaborations are conducted at outside laboratories and we do not have complete control over how the studies are conducted or reported or over the manufacturing methods used to manufacture TIL product, the results of such studies, which we may use as the basis for our conclusions, projections or decisions with respect to our current or future products and product candidates, may be incorrect or unreliable, or may have a negative impact on us if the results of such studies are imputed to our products or proposed indications, even if such imputation is improper. For example, we have entered into collaborations with academic partners to perform clinical trials using TIL products that differ from our products, but the results of these clinical trials, if negative, may adversely impact our stock price and our development plans for our products. Additionally, we may use third party data to analyze, reach conclusions or make predictions or decisions with respect to our product candidates that may be incomplete, inaccurate or otherwise unreliable. There may also be delays or other limitations on our activities as a result of the inability of these entities to expedite our priorities in the product, facility, or regulatory approval process.

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

Our internal computer systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches.

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized and authorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event was to occur and cause interruptions in our operations, it could result in a disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for a product candidate could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of any product candidates could be delayed.

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

Our business could be adversely affected by the effects of health epidemics, including the COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations, including at our headquarters in San Carlos, California, at our manufacturing facility in Philadelphia, Pennsylvania, which have previously been subject to state executive orders and shelter-in-place orders, and at our clinical trial sites, as well as the business or operations of our other manufacturers, CROs, or other third parties with whom we conduct business.

Our business could be adversely affected by health epidemics in regions where we have offices, manufacturing facilities, concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of clinical trial sites, third party manufacturers and CROs upon whom we rely. For example, starting in December 2019, a novel strain of coronavirus, or COVID-19, was reported to have surfaced in Wuhan, China and spread to multiple countries, including the U.S. and several European countries. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the U.S. declared the COVID-19 pandemic a national emergency. Similarly, during that time, the State of California declared a state of emergency related to the spread of the COVID-19 pandemic and the health officers of six San Francisco Bay Area counties, including San Mateo County where our headquarters in San Carlos is located, issued shelter-in-place orders. In addition, on March 19, 2020, the Governor of California and the State Public Health Officer and Director of the California Department of Public Health ordered all individuals living in the State of California to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. Throughout 2020 and 2021, similar executive orders were issued by state and local governments, and states of emergency had been declared at the state and local level in most jurisdictions throughout the U.S. As recently as April 2022, ports and airports in Shanghai, China closed due to another outbreak of COVID-19, resulting in a lockdown of the city and disruption to export and import activities. In the U.S., many of these executive orders have been rescinded, however, we remain vigilant and continue to monitor any ongoing effects of the COVID-19 pandemic closely to determine if additional actions are required.

Quarantines, shelter-in-place, and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to the COVID-19 pandemic or other infectious diseases could impact personnel at third-party manufacturing facilities in the U.S. and other countries, or the availability or cost of materials, which would disrupt our supply chain. In addition, our clinical trials may be affected by health epidemics, such as the COVID-19 pandemic. Clinical site initiation, patient enrollment and patient monitoring may be delayed due to prioritization of hospital resources toward health epidemics, such as the COVID-19 pandemic. Some sites may no longer be available to see patients for clinical trials. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Patients may also miss follow-up visits after receiving our therapies during our clinical trials, which may or may not be rectified by future patient visits and which may result in the exclusion of data from such patients from the clinical trial data. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to viruses that cause pandemic and epidemics, such as the virus that causes the COVID-19 pandemic, and such exposure may adversely impact our clinical trial operations. Health epidemics, such as the COVID-19 pandemic, may also affect our ability to recruit treatment-naïve patients into our clinical trials, because those patients may be more likely to seek standard of care therapies available at local treatment centers rather than enroll in a clinical trial at a larger hospital.

We continue to monitor the impact, if any, of health epidemics, including the COVID-19 pandemic, on our current and future operations, including our regulatory filing timelines and strategy, as well as our preparation for commercial launch. As with the COVID-19 pandemic, any restrictions regarding travel and face to face interactions or constraints on resources, either by us or our contractors, including our CMOs, may negatively impact our regulatory strategy or commercial launch preparations. Health epidemics may also impact the FDA and their ability to timely review our regulatory filings and conduct the pre-approval inspections necessary for ultimate approval of BLA. We cannot predict at this time whether and how FDA operations may be impacted at relevant times for our planned regulatory submissions.

Our failure to comply with international data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

EU member states and other foreign jurisdictions, including Switzerland, the UK, and Canada, have adopted data protection laws and regulations which impose significant compliance obligations on us. Moreover, the collection and use of personal health data in the EU, which was formerly governed by the provisions of the EU Data Protection Directive, was replaced with the EU General Data Protection Regulation, or the GDPR, in May 2018. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data.

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

There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns, and some state privacy laws apply more broadly than the Health Insurance Portability and Accountability Act (as amended by the Health Information Technology for Economic and Clinical Health Act Act), or HIPAA, and associated regulations. For example, California recently enacted legislation, the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020, and was recently amended and expanded by the California Privacy Rights Act, or CPRA, which will take effect on January 1, 2023. The CCPA and CPRA, among other things, create new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach.

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
●trade protection measures, tariffs, and import or export licensing requirements, including the imposition of trade sanctions or similar restrictions by the U.S. or other governments;
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

Furthermore, changes in regulations and policies by the new U.S. administration, including increases in tariffs, and the resulting political and economic uncertainty in the U.S. may also impact our operations as well as the financial markets and the global economy.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, ongoing military conflicts between Russia and Ukraine and between Israel and Hamas, Hezbollah, and the Houthis, and inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflicts in Ukraine and the Middle East, geopolitical tensions, or inflation.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the continuation of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, and changes in inflation. We are continuing to monitor inflation, the situation in Ukraine, and global capital markets, and assessing the potential impacts on our business.

The global economy has been, and may continue to be, negatively impacted by Russia’s invasion of Ukraine. As a result of Russia’s invasion of Ukraine, the U.S., the EU, the UK, and other G7 countries, among other countries, have imposed substantial financial and economic sanctions on certain industry sectors and parties in Russia. Broad restrictions on exports to Russia have also been imposed. These measures include: (i) comprehensive financial sanctions against major Russian banks; (ii) additional designations of Russian individuals with significant business interests and government connections; (iii) designations of individuals and entities involved in Russian military activities; and (iv) enhanced export controls and trade sanctions limiting Russia’s ability to import various goods. Russian military actions and the resulting sanctions could continue to adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

In addition, on October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Thereafter, Hamas launched extensive rocket attacks on Israeli population and industrial centers located along the Israeli border with the Gaza Strip. Shortly following the attack, Israel’s security cabinet declared war against Hamas and launched an aerial bombardment of various targets within the Gaza Strip. The Israeli government subsequently called for the evacuation of over one million residents of the northern part of the Gaza Strip and began a ground invasion of the Gaza Strip that remains ongoing. Other terrorist and/or regional organizations have joined the hostilities as well, including Hezbollah in Lebanon, and the Houthis in Yemen, and it is possible that Palestinian military organizations in the West Bank will also join, resulting in a further widening of the conflict. The intensity and duration of Israel’s current wars are difficult to predict as are such wars’ economic implications on the global economy.

There are also current geopolitical tensions with China. Recently, the Biden administration has signed multiple executive orders regarding China. One particular executive order titled Advancing Biotechnology and Biomanufacturing Innovation for a Sustainable, Safe, and Secure American Bioeconomy, signed on September 12, 2022, will likely impact the pharmaceutical industry to encourage U.S. domestic manufacturing of pharmaceutical products. Additionally, on February 28, 2024, President Biden signed Executive Order 14117 (“Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern”) which implements a new framework to protect the privacy of personal data shared between the U.S. and Europe, which may, in effect, impact privacy laws with “countries of concern” such as China or Russia. Moreover, there have been Congressional legislative proposals, such as the bill titled the BIOSECURE Act, to discourage contracting with Chinese companies, including two WuXi affiliates, on the development or manufacturing of pharmaceutical products. The BIOSECURE Act did not pass in 2024, but support for the policies contained therein remains broad in Congress, and the bill could be reintroduced in 2025. Any additional executive action, legislative action, or potential sanctions with respect to China could materially impact our current manufacturing partners and our agreements with them, including our MSA with WuXi. For example, in February 2024, the chair and ranking member of the House Select Committee on the Chinese Communist Party, Representatives Mike Gallagher and Raja Krishnamoorthi, respectively, along with Senators Gary Peters and Bill Hagerty sent a letter to the Biden administration requesting that both WuXi AppTec Co., Ltd., WuXi’s parent company, and the affiliated WuXi Biologics be added to the Department of Defense’s Chinese Military Companies List (1260H list), the Department of Commerce’s Bureau of Industry and Security Entity List, and the Department of Treasury’s Non-SDN Chinese Military-Industrial Complex Companies List. While the Biden administration did not take action on this letter, adding either or both previously mentioned WuXi entities on any or all of the aforementioned lists could materially impact our MSA with WuXi, and the current Trump administration could take action with regard to such letter. The new administration may also enact new regulations or policies that affect trade with China or otherwise impact the biopharmaceutical industry by enacting laws to restrict U.S. biopharmaceutical companies from contracting with Chinese companies on the development, research or manufacturing of biopharmaceutical products. Any additional executive orders, legislative action or potential sanctions on China could materially impact our current manufacturing partners.

Although our business has not been materially impacted by the ongoing military conflicts between Russia and Ukraine or Israel and Hamas, Hezbollah, and the Houthis, geopolitical tensions, tariffs, or inflation to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the conflicts in Ukraine and the Middle East, geopolitical tensions, inflation, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.

With the acquisition of Proleukin® in May 2023 and with the future commercialization of Amtagvi® in other markets, a portion of our business will be conducted outside the U.S. Furthermore, we are required to make certain future payments under the Proleukin® acquisition agreement that are denominated in non-U.S. dollars, including future deferred consideration and earnout payments based on Proleukin® sales. As such, we face exposure to adverse movements in foreign currency exchange rates, including movements in foreign currency for the future milestone payment. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our business, cash flow, results of operations, financial condition, and prospects. Our primary exposure to movements in foreign currency exchange rates currently relates to non-U.S. dollar denominated sales in Europe, the UK, and Asia, and non-U.S. dollar denominated operating expenses and certain assets and liabilities in our operating subsidiaries.

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

Climate change or legal, regulatory, or market measures to address climate change may negatively affect our business, results of operations, cash flows and prospects.

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

Environmental, social, and governance matters may impact our business and reputation.

Governmental authorities, non-governmental organizations, customers, investors, external stakeholders, and employees are increasingly sensitive to environmental, social, and governance, or ESG, concerns, such as diversity and inclusion, climate change, water use, recyclability or recoverability of packaging, and plastic waste. This focus on ESG concerns may lead to new requirements that could result in increased costs associated with developing, manufacturing and distributing our products. Our ability to compete could also be affected by changing customer preferences and requirements, such as growing demand for more environmentally friendly products, packaging or supplier practices, or by failure to meet such customer expectations or demand. Changes in regulations and policies of the new U.S. administration may have the effect of scaling back or halting the progress of proposed or enacted ESG-related regulations, which may also have an effect on requirements and preferences of various government agencies and external stakeholders. While we strive to improve our ESG performance, we risk negative stockholder reaction, including from proxy advisory services, as well as damage to our brand and reputation, if we do not act responsibly, or if we are perceived to not be acting responsibly in key ESG areas, including equitable access to medicines and vaccines, product quality and safety, diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency, and addressing human capital factors in our operations. If we do not meet the ESG expectations of our investors, customers, and other stakeholders, we could experience reduced demand for our products, loss of customers, and other negative impacts on our business and results of operations.

In addition, this emphasis on environmental, social, and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations, or reporting requirements, our reputation and business could be adversely impacted.

Risks Related to Government Regulation

We are subject to extensive regulation, which can be costly and time consuming and can subject us to unanticipated delays in obtaining regulatory approvals for our products and/or product candidates, and even after obtaining regulatory approval for some of our products and/or product candidates, those products and/or product candidates may still face regulatory difficulties.

Our products, potential products, and cell processing and manufacturing activities are subject to comprehensive regulation by the FDA in the U.S. and by comparable authorities in other countries. The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive and often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. In addition, regulatory agencies may lack experience with our technologies and products, which may lengthen the regulatory review process, increase our development costs and delay or prevent their commercialization.

Prior to Amtagvi®, no adoptive cell therapy using a TIL product had been approved for marketing by the FDA. Consequently, there is no precedent for the successful commercialization of products based on our technologies. In addition, we have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain timely FDA or foreign regulatory approvals, if at all. We have completed the process for FDA approval for one adoptive cell therapy product. We will not be able to commercialize any of our potential products until we obtain FDA or foreign regulatory approvals, and so any delay in obtaining, or inability to obtain, FDA or foreign regulatory approvals would harm our business.

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

The FDA and foreign regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.

We completed our first submission of a rolling BLA to the FDA for lifileucel in March 2023. The FDA accepted our BLA for Amtagvi® for patients with advanced melanoma in May 2023 and granted lifileucel Priority Review. The FDA originally assigned November 25, 2023 as the target action date for a decision under PDUFA, however, the FDA then reassigned February 24, 2024 as the revised target action date before approving the BLA on February 16, 2024. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. Our BLA submissions and expected timelines for our product candidates are based on our interpretation of communications received from the FDA to date regarding each product candidate and are subject to revision if additional communications are received from the FDA. As such, we may experience delays with FDA approval of additional BLAs.

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

A BLA must also include significant information regarding the chemistry, manufacturing and controls for the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of cell therapies for cancer. We may also not be able to successfully utilize the BTD designation we have received for metastatic cervical cancer to successfully complete the development and commercialization of Amtagvi® for this indication. We may not be able to reach agreement with the FDA on an interpretation of outcomes from our meetings, including meetings we have held with the FDA in relation to our C-145-04 clinical trial and future meetings. In addition, as previously disclosed, Iovance began a confirmatory Phase 3 clinical trial, TILVANCE-301, of lifileucel in combination with pembrolizumab in frontline metastatic melanoma in late 2022. The FDA previously granted Fast Track Designation for lifileucel in combination with pembrolizumab for the treatment of immune checkpoint inhibitor naïve metastatic melanoma. However, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive, and lengthy, and approval may not be obtained.

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

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining or maintaining regulatory approval of our product candidates in other jurisdictions.

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

Any regulatory approvals that we receive for our product candidates will require ongoing surveillance to monitor the safety and efficacy of the product candidate. Although not required for Amtagvi® or Proleukin®, it is possible in the future that the FDA may also require a REMS to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA may also require post-approval Phase 4 studies. Moreover, the FDA and comparable foreign regulatory authorities will continue to closely monitor the safety profile of any product even after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may withdraw approval, require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. Any such restrictions could limit sales of the product.

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

As a biopharmaceutical company, we are subject to many federal and state healthcare laws, including the federal Anti-Kickback Statute, or the AKS, the federal civil and criminal False Claims Act, or the FCA, the civil monetary penalties statute, or the CMP Law, the Medicaid Drug Rebate statute and other price reporting requirements, the Veterans Health Care Act of 1992, or the VHCA, HIPAA, the Foreign Corrupt Practices Act of 1977, or FCPA, the Patient Protection and Affordable Care Act of 2010, or the ACA, and similar state laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid, or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse, disclosures, and patients’ rights are and will be applicable to our business. If we do not comply with all applicable laws, we may be subject to enforcement by both the federal government and the states in which we conduct our business as well as by other third parties, such as patients.

We do not currently participate in the Medicaid Drug Rebate Program. If we fail to comply with the reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs because we incorrectly determined participating was not required, we could be subject to certain reimbursement requirements, penalties, sanctions, and fines, which could adversely impact our business, financial condition, results of operations, and prospects. In the event that we begin to participate in such a program, in certain circumstances, our products would be subject to ceiling prices set by such programs, which could reduce the revenue we may generate from any such products. Participation in such programs would also expose us to the risk of significant civil monetary penalties, sanctions, and fines should we be found to be in violation of any applicable obligations thereunder.

Laws and regulations require calculation and reporting of complex pricing information for prescription drugs, and compliance will require us to invest in significant resources and develop a price reporting infrastructure or depend on third parties to compute and report our drug pricing. Pricing reported to the Centers for Medicare & Medicaid Services, or CMS, must be certified. Non-compliant activities expose us to FCA risk if they result in overcharging agencies, underpaying rebates to agencies, or causing agencies to overpay providers.

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

In order to obtain additional clarification on the AKS or the CMP Law, a written interpretative advisory opinion can be requested from the Department of Health and Human Services’ Office of Inspector General, or OIG, regarding existing or contemplated arrangements. Advisory opinions are binding as to the OIG, but only with respect to the requesting party or parties. The advisory opinions are not binding as to other governmental agencies (e.g., the Department of Justice) and certain matters (e.g., whether certain payments made in conjunction with conduct seeking to meet certain safe harbor protections are at fair market value) are not within the purview of an advisory opinion. In 2024, the OIG issued to us a favorable advisory opinion concluding that a proposed arrangement, providing travel and lodging for certain patients and caregivers in connection with a patient’s receipt of our cell therapy product, presented a sufficient low risk of fraud and abuse under the AKS and did not generate prohibited remuneration under the CMP Law. We offer travel and lodging support for patients and caregivers who meet our criteria and have structured our program in line with the OIG advisory opinion. While we believe we have properly structured our support in compliance with the AKS and the CMP Law, we cannot guarantee that the OIG or other regulators will not be able to successfully challenge our arrangements.

In particular, if we are found to have impermissibly promoted any of our product candidates, we may become subject to significant liability and government fines. We, and any of our collaborators, must comply with requirements concerning advertising and promotion for any of our product candidates for which we or they obtain marketing approval. Promotional communications with respect to therapeutics are subject to a variety of legal and regulatory restrictions and continuing review by the FDA, Department of Justice, the OIG, and state attorneys general. Additionally, advertising and promotional activities may be scrutinized and challenged by members of Congress, competitors, healthcare professionals, and the public. When the FDA or comparable foreign regulatory authorities issue regulatory approval for a product candidate, the regulatory approval is limited to those specific uses and indications for which a product is approved. If we are not able to obtain FDA approval for desired uses or indications for our products and product candidates, we may not market or promote our products for those indications and uses, referred to as off-label uses, and our business may be adversely affected. We further must be able to sufficiently substantiate any claims that we make for our products including claims comparing our products to other companies’ products and must abide by the FDA’s strict requirements regarding the content of promotion and advertising.

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

In the U.S., engaging in the impermissible promotion of our products, following approval, for off-label uses can also subject us to false claims and other litigation under federal and state statutes, including fraud and abuse and consumer protection laws, which can lead to civil and criminal penalties and fines, agreements with governmental authorities that materially restrict the manner in which we promote or distribute therapeutic products and do business through, for example, corporate integrity agreements, suspension or exclusion from participation in federal and state healthcare programs, and debarment from government contracts and refusal of future orders under existing contracts. These false claims statutes include the federal civil FCA, which allows any individual to bring a lawsuit against a biopharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims or causing others to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government decides to intervene and prevails in the lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone. These FCA lawsuits against manufacturers of drugs and biologics have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, up to $3.0 billion, pertaining to certain sales practices and promoting off-label uses. In addition, FCA lawsuits may expose manufacturers to follow-on claims by private payors based on fraudulent marketing practices. This growth in litigation has increased the risk that a biopharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, as well as criminal and civil penalties, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid, or other federal and state healthcare programs. If we or our future collaborators do not lawfully promote our approved products, if any, we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition, results of operations and prospects.

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

In the EU, companies may not promote unauthorized products or therapeutic indications. Therefore, it is generally prohibited to disseminate information regarding off-label uses of medicinal products. Exceptionally, companies may provide information on unauthorized products or indications in response to a written unsolicited request by an HCP (i.e., on a reactive basis only), as that is excluded from the definition of advertising under EU law. This should be done through the medical team/Medical Science Liaisons, or MSLs, and not the marketing/sales representatives. Moreover, specific rules may apply in each EU member state as regards the interactions between MSLs and HCPs.

Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates profitably.

In both domestic and foreign markets, sales of our product candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors. Such third-party payors include government health programs such as Medicare and Medicaid, managed care entities, private health insurers, self-insured employers, and other organizations. In addition, because our product candidates represent new approaches to the treatment of cancer for which no reimbursement rates may currently or definitively apply, we cannot accurately estimate the potential revenue from our product candidates.

Patients who are provided medical treatment for their conditions often rely on third-party payors to reimburse all or part of the costs associated with their treatment. Obtaining coverage and adequate reimbursement from payors is critical to new product acceptance.

Third-party payors, including government health care programs, decide which drugs and treatments they will cover and the amount of reimbursement. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. If reimbursement is not available, or is available only to limited levels, our product candidates may be competitively disadvantaged, and we, or our collaborators, may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or our collaborators, to establish or maintain a market share sufficient to realize a sufficient return on our or their investments. Alternatively, securing favorable reimbursement terms may require us to compromise pricing and prevent us from realizing an adequate margin over cost. Reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is:

●a covered benefit under its health plan;
●safe, effective and medically necessary;
●appropriate for the specific patient;
●cost-effective; and
●neither experimental nor investigational.

Federal and state legislatures and agencies continue to promulgate laws and regulations impacting coverage and reimbursement of drugs and treatments. For example, on September 26, 2024, the CMS issued a final rule titled “Medicaid Program; Misclassification of Drugs, Program Administration and Program Integrity Updates Under the Medicaid Drug Rebate Program,” which may impact our reimbursement and rebate strategy.

Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical, and cost-effectiveness data for the use of our products. Payors may refuse to provide coverage for or may deny reimbursement for a product, depending on how they view such data. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability. If payors subject our product candidates to maximum payment amounts or impose limitations that make it difficult to obtain reimbursement, providers may choose to use therapies which are less expensive when compared to our product candidates. Payors may require co-payments that patients find unacceptably high. Moreover, the factors noted above have continued to be the focus of policy and regulatory debate that has, thus far, shown the potential for movement towards permanent policy changes;

this trend is apt to continue, and may result in more or less favorable impacts on pricing. In some cases, we do not have long-term agreements with insurance companies but negotiate single-case agreements on a case-by-case basis to obtain prior authorization, coverage, and reimbursement for a particular case. Likewise, in the absence of a long-term agreement with an insurance company, there is no guarantee that an insurance company will enter into a single-case agreement with us or otherwise provide prior authorization for a particular case, in which case there may be no or inadequate coverage and reimbursement for our products. Seeking prior authorization and negotiating the single-case agreement may take anywhere from days to months to obtain, if at all, and may cause ATCs, clinics, and patients to decline to use our products.

Providers may be unlikely to prescribe, and patients may be unlikely to use our product candidates unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our product candidates. This effort may include post-marketing studies in order to demonstrate the cost-effectiveness of any future products to the satisfaction of hospitals and other target customers and their third-party payors. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

In the U.S., no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor and from jurisdiction to jurisdiction. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific, clinical, and cost-effectiveness data to support the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. In the EU, each member state is responsible for establishing the price and reimbursement conditions of medicinal products placed in its market.

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

In addition, federal programs impose penalties on manufacturers of drugs marketed under an NDA or BLA, in the form of mandatory additional rebates and/or discounts if commercial prices increase at a rate greater than the Consumer Price Index-Urban, and these rebates and/or discounts, which can be substantial, may impact our ability to raise commercial prices. Regulatory authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of our collaborators to sell our product candidates profitably. These payors may not view our products, if any, as cost-effective, and coverage and reimbursement may not be available to our customers, or those of our collaborators, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost control initiatives could cause us, or our collaborators, to decrease, discount, or rebate a portion of the price we, or they, might establish for products, which could result in lower than anticipated product revenues. If the realized prices for our products, if any, decrease or if governmental and other third-party payors do not provide adequate coverage or reimbursement, our prospects to generate revenue and achieve profitability will decline. Moreover, recent and ongoing series of congressional hearings relating to drug pricing has presented heightened attention to the biopharmaceutical industry, creating the potential for political and public pressure. The potential for resulting legislative or policy changes presents uncertainty.

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

In the EU, several pieces of legislation recently approved—or still in the process of being approved—will impact regulatory procedures applicable to medicinal products, including those based on genes, tissues, or cells, or Advanced Therapy Medicinal Products. These include, among others, the new Regulation (EU) 2024/1938 on standards of quality and safety for substances of human origin intended for human application and the new Regulation (EU) 2021/2282 on health technology assessment, which went into effect on January 12, 2025. Moreover, on April 10, 2024, the European Parliament adopted its position on the European Commission proposal to reform EU pharmaceutical legislation, consisting of a new directive replacing Directive 2001/83/EC and a new regulation replacing Regulation (EC) 726/2004. If approved, this will represent the most significant review of EU pharmaceutical legislation since 2004. The changes proposed are far reaching, including a change in the period of standard regulatory exclusivity, a package of incentives aimed at addressing unmet medical needs, and an extension of the so-called Bolar exemption.

Moreover, it is unclear how regulations and sub-regulatory policy, which fluctuate continually, may affect interpretation and further implementation of the existing law and its practical effects on our business. We are unable to predict the future course of federal or state healthcare legislation in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare, including drugs and biologics. Any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations. In addition, there is a great degree of uncertainty regarding how recent U.S. Supreme Court decisions, including Loper Bright Enterprises v. Raimondo, 603 U.S. 369 (2024) and Corner Post, Inc. v. Board of Governors of the Federal Reserve System, 603 U.S. 799 (2024), will impact the FDA’s enforcement and decision-making authority. Loper Bright explicitly overturned Chevron deference, which previously gave judicial deference to administrative action by agencies in the executive branch. Furthermore, the Supreme Court’s decision in Corner Post may result in challenges to FDA decisions by new litigants long into the future.

New federal and state healthcare reform measures may be adopted in the future that may result in more rigorous coverage criteria, increased regulatory burdens and operating costs, decreased net revenue from our pharmaceutical products, decreased potential returns from our development efforts, and additional downward pressure on the price that we receive for any approved drug. There is also an increasing focus on the price of drugs, both at the state and federal levels, and it is likely that additional pricing controls will be enacted and could harm our business, financial condition and results of operations. For instance, states such as California have begun enacting transparency laws aimed at curbing drug price increases and with the change in administration it is possible that President Trump may issue executive orders with the potential to change a number of prior executive branch actions on drug pricing. We continue to monitor the potential impact of proposals and recently enacted legislation to lower prescription drug costs at the federal and state level. As an example, of changes enacted by a new administration, the Inflation Reduction Act, or the IRA, was signed into law in August 2022 by President Biden, which makes significant changes to how drugs are covered and paid for under the Medicare program, including the creation of financial penalties for drugs whose prices rise faster than the rate of inflation, redesign of the Medicare Part D program to require manufacturers to bear more of the liability for certain drug benefits, and government price-setting for certain Medicare Part D drugs, starting in 2026, and Medicare Part B drugs starting in 2028. We continue to evaluate what effect, if any, the IRA may have on our business. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

We are unable to predict the future course of federal or state healthcare legislation in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. Any changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

Political uncertainty may have an adverse impact on our operating performance and results of operations, and uncertainty surrounding the potential legal, regulatory, and policy changes by a new U.S. presidential administration may directly affect us and the global economy.

General political uncertainty may have an adverse impact on our operating performance and results of operations. Changing regulatory policies resulting from the changing political environment could impact our regulatory and compliance costs and future revenues, all of which could materially and adversely affect our business, financial condition, and operating results. Failure to adapt to or comply with evolving regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and our stock price. In particular, the U.S. continues to experience significant political events that cast uncertainty on global financial and economic markets, especially following the recent election. The new U.S. administration and recent congressional seat turnover may result in increased regulatory and economic uncertainty. Changes in federal policy by the executive branch and regulatory agencies may occur over time through the new presidential administration’s and/or Congress’s policy and personnel changes, which could lead to changes involving the level of oversight and focus on the biopharmaceutical industry. However, the nature, timing, and economic and political effects of such potential changes remain highly uncertain. It is presently unclear exactly what actions the new presidential administration in the U.S. will implement, and if implemented, how these actions may impact the biopharmaceutical industry in the U.S. Any actions taken by the new presidential administration may have a negative impact on the U.S. economy and on our business, financial condition, and results of operations.

We are subject to a variety of U.S. and international laws and regulations.

We are currently subject to a number of government laws and regulations, and, in the future, could become subject to new government laws and regulations. The costs of compliance with such laws and regulations, or the negative results of non-compliance, could adversely affect our business, cash flow, results of operations, financial condition, and prospects; these laws and regulations include (i) additional health care reform initiatives in the U.S. or in other countries, including additional mandatory discounts or fees; (ii) the FCPA, FCA or other anti-bribery and corruption laws across all of the jurisdictions that we operate in; (iii) new laws, regulations, and judicial or other governmental decisions affecting pricing, drug reimbursement, and access or marketing within or across jurisdictions; (iv) changes in intellectual property laws; (v) changes in accounting standards; (vi) new and increasing data privacy regulations and enforcement, particularly in the EU, the U.S., and China; (vii) legislative mandates or preferences for local manufacturing of pharmaceutical products; (viii) emerging and new global regulatory requirements for reporting payments and other value transfers to HCPs; (ix) environmental regulations, such as the EU’s Corporate Sustainability Reporting Directive; and (x) the potential impact of importation restrictions, embargoes, trade sanctions, and legislative and/or other regulatory changes.

Governments outside the U.S. tend to impose strict price controls, which may adversely affect our revenues, if any.

In international markets, reimbursement and health care payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. In some countries, particularly the countries of the EU and the UK, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to undergo a health technology assessment or conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. There can be no assurance that our products will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be available, or that the third-party payors’ reimbursement policies will not adversely affect our ability to sell our products profitably. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

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

The issuance of a patent is not conclusive as to its validity or enforceability and it is uncertain how much protection, if any, will be given to the patents we own or have licensed from the NIH, Cellectis or Novartis if any of these parties, or we, attempt to enforce the patents and/or if they are challenged in court or in other proceedings, such as oppositions, which may be brought in foreign jurisdictions to challenge the validity of a patent. A third party may challenge the validity or enforceability of a patent after its issuance by the Patent Office. It is possible that a competitor may successfully challenge our patents or that a challenge will result in limiting their coverage. Moreover, the cost of litigation to uphold the validity of patents and to prevent infringement can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use our patented invention without payment to us. Moreover, it is possible that competitors may infringe our patents or successfully avoid the patented technology through design innovation. To stop these activities, we may need to file a lawsuit. These lawsuits are expensive and would consume time and other resources, even if we were successful in stopping the violation of our patent rights. In addition, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of our patents were upheld, a court would refuse to stop the other party on the grounds that its activities are not covered by, that is, do not infringe, our patents.

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

Since the NCI and numerous other academic institutions already use TIL cell therapy for the treatment of metastatic melanoma and other indications, their methods and data are also available to third parties, who may want to enter into our line of business and compete against us. Other than the Gen 2 manufacturing process, our licensed rights, and our method of use rights in certain indications, we currently do not own any exclusive rights on our entire product portfolio that could be used to fully prevent third parties from duplicating our business plan or from otherwise directly competing against us. While additional technologies that may be developed under our CRADA may be licensed to us on an exclusive basis, no assurance can be given that our existing exclusive rights will be sufficient to prevent others from competing with us and developing substantially similar products.

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

As of December 31, 2024, we had 305,252,194 shares of common stock outstanding. In addition, we had 30,944,293 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted to purchase common stock based on vesting requirements of stock options and common stock issuable through purchases of employee stock purchase plan, or upon the conversion of preferred stock. The issuance and subsequent sale of the shares underlying these common stock equivalents could depress the trading price of our common stock. On June 10, 2019, our certificate of incorporation was amended to increase the number of authorized shares of our common stock, from 150,000,000 shares to 300,000,000 shares, which was approved by our stockholders on that date. On June 16, 2023, our certificate of incorporation was amended to increase the number of authorized shares of our common stock from 300,000,000 to 500,000,000 shares, which amendment was approved by our stockholders on June 6, 2023.

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

For example, on December 11, 2020, a purported stockholder derivative complaint was filed by plaintiff Leo Shumacher against us, as nominal defendant, and then current directors, as defendants, in the Court of Chancery in the State of Delaware, or the Court. The complaint alleges breach of fiduciary duty and a claim for unjust enrichment in connection with alleged excessive compensation of certain of our non-executive directors and seeks unspecified damages on behalf of our company. The parties agreed to proposed settlements in 2022 and 2024, which the Court declined to approve. The Company continues to vigorously defend against the complaint. The outcome of this and other future litigation is uncertain.

Our Board of Directors could issue one or more additional series of preferred stock without stockholder approval with the effect of diluting existing stockholders and impairing their voting and other rights.

Our certificate of incorporation, as amended, authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock (of which only 17,000 shares were issued as Series A Convertible Preferred Stock and 11,500,000 shares were issued as Series B Convertible Preferred Stock) with designations, rights, and preferences as may be determined from time to time by our Board of Directors. Our Board of Directors is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting, or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying, or preventing a change in control. For example, it would be possible for our Board of Directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to effect a change in control of our company.

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

Risk Management and Strategy

We have designed and implemented a cybersecurity program which includes administrative, technical, and physical controls and processes to manage and mitigate material risks from internal and external cybersecurity threats, including but not limited to the following:

●	A team responsible for designing, implementing, and continually improving our policies, procedures, and technology.
●	A risk management process to identify, assess, and treat internal and external (third-party) cybersecurity risks.

●	An incident management program to effectively and efficiently identify, review, and escalate incidents with the appropriate stakeholders (e.g., CEO, CFO, Legal, Finance, and others, as required).
●	A vulnerability management program to scan and penetration test, on an ongoing basis, our systems and networks to identify and treat identified vulnerabilities.
●	A security awareness program that educates our team members on an ongoing basis on internal security policies and secure behaviors.
●	Engage with key vendors, industry participants and intelligence and law enforcement communities as part of continuing efforts to evaluate and enhance the effectiveness of our information security program.
●	Periodically reporting risks, previous and current incidents, and ways to mitigate risks to the Chief Executive Officer, the Audit Committee of the Board of Directors, and other members of senior management.

As of the date of this report, we are not aware of any material risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected our business strategy, results of operations, or financial condition. However, as discussed under “Risk Factors” in Part I, Item 1A of this Annual Report, cybersecurity threats pose multiple risks to us, including potentially to our results of operations and financial condition. Refer to Item 1A – “Our internal computer systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches” and “We are dependent on information technology, systems, infrastructure and data,” which are incorporated by reference into this Item 1C. As cybersecurity threats become more sophisticated and coordinated, it is reasonably likely that we will be required to expend greater resources to continue to modify and enhance our protective measures as we pursue our business strategies.

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

Item 2.          Properties

New San Carlos Headquarters Lease

On November 15, 2024, we entered into a sublease agreement, or the New Headquarters Lease, with a third party for Suite 100 in an existing building located at 825 Industrial Road, San Carlos, California, or the Building. Under the New Headquarters Lease, we will lease approximately 16,731 rentable square feet of space in the Building. The New Headquarters Lease is for a term of 24 months and commenced on December 12, 2024. The New Headquarters Lease includes two options to extend the term of the lease for 12 months each, exercisable under certain conditions and at a rate increased by 3% from the applicable monthly base rent as described in the New Headquarters Lease. Beginning on the commencement date, our monthly base rent under the New Headquarters Lease will be $0.1 million during the term. We are also responsible for paying operating expenses such as common area maintenance.

San Carlos Headquarters Lease

On February 8, 2021, we entered into a lease agreement, or the Headquarters Lease, for laboratories and offices to be constructed in Suite 400 of the Building. Under the Headquarters Lease, we leased approximately 49,918 rentable square feet of space in the Building that served as the premises for our headquarters. The Headquarters Lease, which commenced in January 2022, had an initial term of 120 months and included an option to extend the term of the lease for 60 months, exercisable under certain conditions and at a market rate as described in the Headquarters Lease.

Commencing 210 days after the rent commencement date as the result of a rent abatement, our monthly base rent under the Headquarters Lease was approximately $0.3 million, subject to an annual increase of 3%. We were also responsible for paying operating expenses such as common area maintenance.

Minimum rental payments under the Headquarters Lease totaled $36.7 million for the entire term of the lease, which does not include rental payments related to our one-time option to extend for an additional five years. In addition, the lessor has provided a tenant improvement allowance of up to $8.2 million, of which, to date, we have received reimbursements associated with this tenant improvement allowance totaling $8.1 million. We do not expect to receive any additional reimbursements associated with this tenant improvement allowance.

On November 15, 2024, the Company entered into an Agreement for Termination of Lease and Voluntary Surrender of Premises with the Landlord, or the Termination Agreement, in connection with the termination of that certain Lease Agreement, dated as of February 8, 2021, with the Landlord, or the Prior Headquarters Lease, of Suite 400 of the Building, or the Prior Premises. Pursuant to the Termination Agreement, the Company and the Landlord agreed to terminate the Prior Headquarters Lease effective as of the earlier of (i) the date the Company vacates and surrenders the Prior Premises in accordance with all the conditions and requirements set forth in the Prior Headquarters Lease; or (ii) 11:59 p.m. Pacific Time on December 31, 2024.

In connection with the termination of the Prior Headquarters Lease, the Company agreed to surrender the Prior Premises and pay a lease modification payment to the Landlord upon mutual execution of the Termination Agreement.

The Prior Headquarters Lease termination is related to continued efforts by the Company to identify cost reduction opportunities. Concurrently with the termination of the Prior Headquarters Lease and the effectiveness of the Termination Agreement, the Company intends to relocate its offices to the Premises, with significantly reduced square footage and ongoing operating costs.

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

Tampa Lease

Our research and development facilities consist of 8,673 square feet in a facility located at the University of South Florida Research Park in Tampa, Florida. These facilities are leased under an agreement with a lease term through December 2024 for approximately $20,500 a month. In June 2020, we amended the lease agreement to further increase the rentable space to 13,139 square feet and extend the lease term to June 5, 2025, for approximately $34,500 a month. On December 22, 2021, we entered into a second amendment to lease an additional 2,731 square feet of space through June 5, 2025, co-terminus with the existing leased space. Upon completion of tenant improvements of the premises, lease payments will be approximately $45,000 per month.

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

American National Red Cross Lease

On February 1, 2022, we entered into an agreement to lease approximately 4,500 square feet of rentable area located in Pennsylvania, consisting of laboratories, clean room and office space, for a three-year term at a rate of approximately $17,000 a month subject to an annual increase of 2.5%.

Netherlands Office Lease

On July 28, 2023, we entered into an agreement to lease satellite office space in Amsterdam, Netherlands for a twelve-month term at a rate of approximately €5,400 per month, which was renewed in 2024 to extend the lease term through July 28, 2025. Such agreement automatically renews for successive periods unless cancelled with no less than three months’ notice prior to the end of the current term.

We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Item 3.          Legal Proceedings

The information in Note 16 to the consolidated financial statements contained in Part III, Item 15 of this Annual Report on Form 10-K is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 11 to our consolidated financial statements for the year ended December 31, 2024, contained in this Annual Report on Form 10-K.

Item 4.          Mine Safety Disclosures

Not applicable.

PART II

Item 5.          Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The Nasdaq Global Market under the symbol “IOVA.”

Stockholders

As of December 31, 2024, there were approximately 18 holders of record of our common stock.

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

Unregistered Sales of Equity Securities

None.

Repurchases of Common Stock

There were no share repurchases during the year ended December 31, 2024.

Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since December 31, 2019, to two indices: the Russell 3000 and the NASDAQ Biotechnology Index. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Equity Compensation Plan Information

Information regarding our equity compensation plans is incorporated by reference from the information in our Proxy Statement for our 2025 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

Overview

We are a commercial-stage biopharmaceutical company pioneering a transformational approach to treating cancer by harnessing the human immune system’s ability to recognize and destroy diverse cancer cells using therapies personalized for each patient. Our mission is to be the global leader in innovating, developing, and delivering tumor infiltrating lymphocyte, or TIL, cell therapies for patients with solid tumor cancers. We are executing the U.S. launch of Amtagvi® (lifileucel), the first product within our autologous TIL cell therapy platform, while also marketing Proleukin® (aldesleukin), an interleukin-2, or IL-2, product used in the Amtagvi® treatment regimen and in other applications. Amtagvi® is the first and the only one-time, individualized T cell therapy to receive U.S. Food and Drug Administration, or the FDA, approval for a solid tumor cancer. Amtagvi® is a tumor-derived autologous T cell immunotherapy indicated for the treatment of adult patients with unresectable or metastatic melanoma previously treated with a PD-1 blocking antibody, and if BRAF V600 mutation positive, a BRAF inhibitor with or without a MEK inhibitor. This indication was approved in February 2024 under accelerated approval based on an endpoint of overall response rate, or ORR. Continued approval for this indication may be contingent upon verification and description of clinical benefit in future confirmatory trials. Amtagvi® and Proleukin® are part of a treatment regimen that also includes lymphodepletion.

Beyond the U.S., we plan to launch Amtagvi® into additional markets with a high prevalence of advanced melanoma, including the European Union, or EU, United Kingdom, or UK, Canada, Switzerland, and Australia. In June 2024, we submitted a centralized marketing authorization application, or MAA, to the European Medicines Agency, or the EMA, for lifileucel. In August 2024, the MAA was validated and accepted for review by the EMA. In October 2024, an MAA was submitted to the Medicines and Healthcare products Regulatory Agency in the UK. A new drug submission, or NDS, was deemed eligible for Notice of Compliance with Conditions or NOC/c by Health Canada and submitted in December 2024 and then accepted in January 2025. The NOC/c policy includes a prioritized 200-day review process for potential NDS approval in mid-2025. If approved, lifileucel is expected to be the first and only approved therapy in this treatment setting in these markets. Across the U.S. and other targeted global markets, Amtagvi® has the potential to address more than 20,000 previously treated advanced melanoma patients annually.

Iovance was founded to build upon the promise of TIL cell therapy that was previously demonstrated in single-center clinical trials at academic research centers, including the National Cancer Institute, or the NCI. Our multi-center trials, novel TIL cell therapy products, manufacturing processes, facilities, and bioanalytical platforms have transformed TIL cell therapy into a commercially viable treatment which thousands of patients with cancer can access.

We manufacture Amtagvi® and our investigational TIL cell therapies using centralized, scalable, and proprietary manufacturing processes which rejuvenate and multiply polyclonal T cells unique to each patient into the billions and yields a cryopreserved, individualized therapy. Amtagvi® is manufactured for commercial use at our manufacturing facility, the Iovance Cell Therapy Center, or the iCTC, and by a contract manufacturing organization, or CMO.

Our development pipeline includes multicenter trials of TIL cell therapies in additional treatment settings and indications for solid tumor cancers. To potentially improve outcomes for patients, we are investigating TIL monotherapies for patients previously treated with standard of care therapies and TIL cell therapy in combination with standard of care therapies for patients in earlier treatment settings. We are conducting two ongoing registrational trials to support a supplementary BLA, or sBLA, of lifileucel in frontline advanced melanoma and in advanced non-small cell lung cancer, or NSCLC, following standard of care chemo-immunotherapy. We are also developing next generation therapies, such as genetically modified TIL cell therapy and next generation cytokines for use in the TIL cell therapy regimen.

Corporate Strategy

A global leader in innovating, developing, and delivering TIL cell therapy

Our mission is to be the global leader in innovating, developing, and delivering TIL cell therapy for patients with solid tumor cancers. We are pioneering this transformational approach to cure cancer by harnessing the human immune system’s ability to recognize and destroy diverse cancer cells in each patient. As we continue to execute the U.S. launch of Amtagvi® and advance our pipeline, we are committed to continuous innovation to develop TIL cell therapies and optimize TIL treatment regimens that may extend and improve life for patients with cancer.

Successfully commercialize our lead product Amtagvi® for the treatment of post-anti-PD-1 advanced melanoma in the U.S.

Following U.S. FDA approval of Amtagvi® for the treatment of patients with post-anti-PD-1 advanced melanoma on February 16, 2024, our top priority is continuing to leverage our experienced marketing, payer access, and distribution teams, as well as a sales force with extensive experience in oncology and cell therapy for our commercialization efforts. Our medical affairs team is also educating key opinion leaders, or KOLs, about Amtagvi® and TIL cell therapy, as well as presenting and publishing our clinical results.

We are focusing ongoing Amtagvi® commercialization efforts on four primary areas:

●	supporting operations and patient enrollment at authorized treatment centers, or ATCs, in the U.S. and activating ATCs in the EU, UK, and Canada to prepare for anticipated 2025 regulatory approvals in those markets;
●	educating, training, and collaborating with healthcare professionals, or HCPs, who will be administering our product, as well as community oncologists who will be referring patients to our ATCs and larger community practices that may become ATCs;
●	operational excellence in launch execution, commercial manufacturing, and delivery of therapy; and
●	continuous communication with payors about the value of Amtagvi® to facilitate strong reimbursement and patient access.

U.S. Commercial Launch of the First TIL Cell Therapy in Advanced Melanoma

Amtagvi®

Amtagvi® (lifileucel) was approved by the FDA on February 16, 2024, for the treatment of adult patients with unresectable or metastatic melanoma previously treated with a PD-1 blocking antibody, and if BRAF V600 mutation positive, a BRAF inhibitor with or without a MEK inhibitor. The approval is based on safety and efficacy results from the C-144-01 clinical trial, a global, multicenter trial investigating Amtagvi® in patients with advanced melanoma previously treated with anti-PD-1 therapy and targeted therapy, where applicable. We completed the BLA submission in March 2023, which the FDA accepted in May 2023 for Priority Review.

Amtagvi® is manufactured using a proprietary process to collect and multiply a patient’s unique T cells from a portion of their tumor. Amtagvi® returns billions of the patient’s T cells back to the body to fight cancer. Amtagvi® is administered to patients as part of a treatment regimen that includes lymphodepletion and a short course of high-dose Proleukin® (aldesleukin).

There are three key steps in the Amtagvi® treatment process.

●Step 1: Sample Collection. A tumor tissue sample of at least 1.5 cm in diameter is collected during a surgical resection and shipped to an approved, centralized manufacturing facility.
●Step 2: Manufacturing. Upon arrival at the manufacturing facility, TIL are separated from other cells within the patient’s tumor tissue sample. Over the next 22 days, the cells are multiplied into the billions. Upon completion of manufacturing, Amtagvi® is quality tested to meet specific product release criteria. The final product is cryopreserved and sent back to the ATC for administration to the patient. Additional details on the Gen 2 manufacturing process are provided in the Manufacturing Process section of our Annual Report on Form 10-K.

●Step 3: Treatment Regimen. The Amtagvi® treatment regimen begins with non-myeloablative lymphodepletion, or NMA-LD, to suppress the immunosuppressive tumor microenvironment, which we believe enhances the efficacy of TIL cell therapy. After NMA-LD, Amtagvi® is infused and followed by a short course of up to six doses of Proleukin® to promote T cell activity.

Prior to the FDA approval of Amtagvi®, there were no FDA approved therapies for patients with advanced melanoma following anti-PD-1 therapy.

Proleukin®

Proleukin® (aldesleukin) is an IL-2 product used in the Amtagvi® treatment regimen and manufacturing process, as well as other commercial, clinical, manufacturing, and research settings, which provides additional revenue. In May 2023, we acquired the worldwide rights to Proleukin® as well as the manufacturing, supply, and commercialization income generated from such rights and associated operations from Clinigen Holdings Limited, Clinigen Healthcare Limited, and Clinigen, Inc, which we refer to collectively as Clinigen. Ownership of Proleukin® provides an additional revenue source, secures our Proleukin® supply chain, lowers cost of goods, and reduces clinical trial expenses for Proleukin® used with our TIL cell therapies.

Proleukin® has received regulatory approvals for treatment of adults with metastatic melanoma and metastatic renal cell carcinoma in the U.S. Proleukin® is also licensed in multiple countries around the world for treatment of patients with metastatic renal cell carcinoma and/or metastatic melanoma. We also sell aldesleukin for clinical trial use and for use in the manufacturing of various cell and gene therapies to numerous third-party clients.

Manufacturing capacity for forecasted commercial and clinical demand

We are the first company to obtain FDA approval for a TIL cell therapy product. We believe that we are the only company in the U.S. to have a centralized, scalable, and commercially viable TIL manufacturing process. In clinical trials, more than 700 patients have been treated with Iovance TIL cell therapy products manufactured using our proprietary processes across multiple indications. Iovance TIL cell therapies are manufactured for commercial use and clinical trials at our manufacturing facility, the iCTC, and by a CMO. The FDA authorized iCTC for commercial manufacturing of Amtagvi® as well as our CMO for additional capacity to supplement our internal manufacturing. As built, the two facilities together have capacity to treat several thousands of cancer patients annually with commercial product and clinical supply.

The iCTC is the first centralized and scalable current Good Manufacturing Practice, or cGMP, manufacturing facility dedicated to producing TIL cell therapies, as well as the first FDA-approved facility for commercial TIL cell therapy. Located in Philadelphia, Pennsylvania, the 136,000 square foot iCTC is among the largest cell therapy manufacturing facilities globally. iCTC expansion is underway which is expected to increase capacity to supply over five thousand patients annually. Our long-term goal is to establish a manufacturing network that can supply TIL cell therapies to over ten thousand patients per year. The proximity of the iCTC to multiple airports facilitates delivery of TIL cell therapies to treatment centers. The iCTC is expected to cover logistics and delivery of TIL cell therapies in North America, Europe, and Australia. Ownership of our manufacturing facility allows us to control internal manufacturing capacity and product quality, manage supply and delivery logistics, implement process improvement and realize potential cost efficiencies for TIL cell therapies that we may develop and commercialize. We are also exploring next generation TIL cell therapy manufacturing processes, treatments and technologies that may further streamline development timelines and costs. The iCTC has a flexible design that facilitates our expansion within the existing shell space and an option to build on an adjacent lot to support future growth and capacity needs.

We plan to carefully manage our cost structure and reduce the long-term cost of manufacturing our products. Details of related agreements are provided in the Research, Development, Manufacturing and License Agreements for TIL Cell Therapy section of this Annual Report on Form 10-K.

TIL Cell Therapy Clinical Development in Advanced, Metastatic or Unresectable Solid Tumor Cancers

Our TIL cell therapy platform and manufacturing process have been initially validated through the FDA approval of Amtagvi®. TIL cell therapy is a T cell-based immunotherapy technology platform that leverages patient-specific cells to recognize and attack diverse cancer cells that are unique to each patient. Unlike other cell therapies that act on a single or small number of shared antigen targets common to certain tumors, our individualized T cell therapies are polyclonal or designed to target a variety of neoantigens that are unique to the patient or tumor. We believe this polyclonal cell therapy may be applicable to many solid tumor cancers, where the majority of immune targets are patient-specific.

We have investigated TIL cell therapy in global, multicenter clinical trials in advanced melanoma, cervical cancer, non-small cell lung cancer, or NSCLC, and head and neck squamous cell carcinoma, or HNSCC. Through ongoing academic collaborations, as well as government and other partners, we are investigating the next frontier for TIL cell therapy in other tumor types and treatment settings.

●	Frontline Advanced Melanoma: In frontline advanced melanoma patients who are naïve to anti-PD-1 therapy, we are investigating lifileucel in combination with pembrolizumab in TILVANCE-301, a randomized Phase 3 clinical trial intended to support registration in advanced frontline melanoma as well as to serve as a confirmatory trial to support full approval in post-anti-PD-1 advanced melanoma. TILVANCE-301 is expected to enroll approximately 670 patients and features dual primary endpoints of ORR and progression free survival, or PFS, assessed by blinded independent review committee. We also added Cohort 1D to our IOV-COM-202 trial to investigate lifileucel in combination with relatlimab and nivolumab in frontline advanced melanoma patients.
●	Advanced Non-Small Cell Lung Cancer: In NSCLC, we are investigating lifileucel TIL cell therapy in two clinical trials in NSCLC patient populations with significant unmet need. IOV-LUN-202 is a registrational clinical trial of lifileucel in advanced NSCLC patients who have progressed following chemotherapy and anti-PD-1 therapy. The IOV-COM-202 trial in solid tumors includes cohorts of NSCLC patients treated with lifileucel monotherapy and combination therapy. We added Cohorts 3D and 3E to our IOV-COM-202 trial to investigate lifileucel in combination with pembrolizumab and chemotherapy in frontline advanced NSCLC patients.
●	Advanced Endometrial Cancer: We initiated a clinical trial, IOV-END-201, in the second quarter of 2024 for lifileucel in endometrial cancer to potentially address the unmet need for patients previously treated with platinum-based chemotherapy and anti-PD-1 therapy regardless of mismatch repair.
●	Next Generation TIL Cell Therapy: Our first genetically modified, TIL cell therapy, IOV-4001, is being investigated in the multi-center Phase 2 efficacy portion of a first-in-human clinical trial, IOV-GM1-201, in previously treated patients with advanced melanoma or NSCLC. IOV-4001 utilizes the gene-editing TALEN® technology, licensed from the clinical-stage biotechnology company, Cellectis S.A., or Cellectis, to inactivate the gene coding for PD-1. A second next generation TIL cell therapy, IOV-5001, is in Investigational New Drug, or IND, enabling studies. IOV-5001 is a genetically engineered, inducible, and tethered interleukin-12 TIL cell therapy designed to enhance TIL efficacy while optimizing safety.
●	Next Generation IL-2: A Phase 1/2 clinical trial is underway to investigate IOV-3001, a second-generation, modified interleukin-2 analog, for use in the TIL therapy treatment regimen. Preclinical studies of IOV-3001 demonstrated the potential for improved safety with strong effector T cell expansion.
●	Additional Solid Tumor Cancers: Iovance TIL cell therapy has been investigated in additional solid tumor cancers in Iovance- and investigator-sponsored clinical trials. Lifileucel was evaluated as a monotherapy and in combination with pembrolizumab in the Phase 2 C-145-03 and IOV-COM-202 clinical trials in multiple patient cohorts with metastatic HNSCC, and in patients with advanced cervical cancer in the C-145-04 multicenter Phase 2 clinical trial. Indications studied in investigator sponsored clinical trials supported by Iovance include soft tissue sarcoma, osteosarcoma, pancreatic and colorectal cancer, platinum resistant ovarian cancer, anaplastic thyroid cancer, and triple negative breast cancer.

Next-Generation TIL Therapy Product Candidates

Our next-generation technology platforms are designed to optimize outcomes with TIL cell therapy across three key initiatives: genetic modifications, potency, and new treatment regimens.

●	Genetic modifications: In addition to IOV-4001, we are pursuing several targets for genetic modification that utilize the gene-editing TALEN® platform licensed from Cellectis. Single- and multiple- knockouts may further harness the immune system response to cancer and potentially increase the potency of TIL cell therapy. Preclinical development is ongoing with additional TIL products and TIL-cell lines using transient and stable gene inactivation, which may expand and activate TIL to achieve better efficacy while avoiding systemic side effects.

●	Cytokine-Tethered TIL Therapy: Our genetically engineered, inducible, and tethered IL-12 TIL cell therapy, designated IOV-5001, is in IND-enabling studies. In preclinical studies, IOV-5001 augmented anti-tumor activity in vitro, and a clinical trial of a prior generation IL-12 TIL therapy at the NCI showed improved efficacy. A pre-IND meeting is planned with the FDA to discuss IOV-5001 in the first quarter of 2025 and then an IND application submission in 2026.
●	New treatment regimens: We are exploring potential improvements to the TIL treatment regimen. We are investigating IOV-3001, a second generation, modified IL-2 analog, which we licensed from Novartis Pharma AG in 2020. We submitted an IND application for a phase 1/2 clinical trial of IOV-3001 for use in the TIL therapy treatment regimen in the third quarter of 2024, which was accepted in the fourth quarter of 2024. Results from non-human primate and IND-enabling studies of IOV-3001 were presented at the American Society of Clinical Oncology’s 2024 Annual Meeting and demonstrate the potential for improved safety with strong effector T cell expansion.

Intellectual Property

We have established a leading intellectual property portfolio developed internally and licensed from third parties. We currently own more than 75 U.S. patents related to TIL cell therapy, including patents directed to compositions and methods of treatment in a broad range of cancers, such as U.S. Patent Nos. 10,130,659; 10,166,257; 10,272,113; 10,363,273; 10,398,734; 10,420,799; 10,463,697; 10,517,894; 10,537,595; 10,639,330; 10,646,517; 10,653,723; 10,695,372; 10,894,063; 10,905,718; 10,918,666; 10,925,900; 10,933,094; 10,946,044; 10,946,045; 10,953,046; 10,953,047; 11,007,225; 11,007,226; 11,013,770; 11,026,974; 11,040,070; 11,052,115; 11,052,116; 11,058,728; 11,083,752; 11,123,371; 11,141,438; 11,168,303; 11,168,304; 11,179,419; 11,202,803; 11,202,804; 11,220,670; 11,241,456; 11,254,913; 11,266,694; 11,273,180; 11,273,181; 11,291,687; 11,304,979; 11,304,980; 11,311,578; 11,337,998; 11,344,579; 11,344,580; 11,344,581; 11,351,197; 11,351,198; 11,351,199; 11,364,266; 11,369,637; 11,384,337; 11,433,097; 11,517,592; 11,529,372; 11,541,077; 11,713,446; 11,819,517; 11,857,573; 11,865,140; 11,866,688; 11,939,596; 11,969,444; 11,975,028; 11,981,921; 12,023,355; 12,024,718; 12,031,157; 12,104,172; 12,121,541; 12,159,700; 12,170,134; 12,188,048 and 12,194,061. More than 40 of these patents are related to our Gen 2 TIL manufacturing processes and have terms that we anticipate will extend to October 2037 or January 2038, not including any patent term extensions or adjustments that may be available. Our owned and licensed intellectual property portfolio also includes patents and patent applications relating to TIL, marrow-infiltrating lymphocytes, or MIL, and peripheral blood lymphocyte, or PBL, therapies; frozen tumor-based TIL technologies; remnant TIL and digest TIL compositions, methods, and processes; methods of manufacturing TIL, MIL, and PBL therapies; the use of costimulatory and T cell modulating molecules in TIL cell therapy and manufacturing; stable and transient genetically-modified TIL cell therapies, including genetic knockouts of immune checkpoints; cytokine-tethered TIL cell therapies; methods of using immune checkpoint inhibitor, or ICIs, in combination with TIL cell therapies; TIL selection technologies; and methods of treating patient subpopulations.

Components of Operating Results

Revenues

Revenues for the year ended December 31, 2024 represent product sales of Amtagvi®, as well as Proleukin®, primarily driven from sales in the U.S. to support the ongoing commercial launch of Amtagvi®, which received FDA approval in February 2024. Proleukin®, which we acquired the worldwide rights to in May 2023, is also sold in markets outside the U.S., primarily in the EU and UK. Prior to May 2023, we had not recognized any revenue.

Amtagvi® revenue is recognized upon patient infusion, while Proleukin® revenue is recognized upon shipment or delivery to customers, which include specialty distributors, clinical manufacturers, research organizations, and ATCs. Revenue is reduced at the time of recognition for expected chargebacks, discounts, rebates, and sales allowances, collectively referred to as gross to net adjustments, or GTN adjustments. In the U.S., these GTN adjustments are attributable to various commercial arrangements and government programs. In addition, non-U.S. government programs include different pricing schemes such as cost caps and volume discounts.

Costs and Expenses

Cost of sales

Cost of sales includes inventory and period costs, as well as non-cash expenses, related to overhead and manufacturing costs of Amtagvi® during the period from approval through December 31, 2024, as well as the cost of inventories and other costs, and non-cash expenses that are directly associated with the purchase and sales of Proleukin®. In addition, cost of sales includes royalties payable on sales of our products, as well as non-cash expenses including amortization of the fair value step-up of acquired Proleukin® inventory which is recognized as the acquired inventory units are sold, amortization expense for the developed technology intangible asset and the milestone payment recorded as part of the Acquisition, and the intellectual property license intangible assets.

In the event that the manufactured product does not meet specifications, or a patient is unable to receive the infusion, the Amtagvi® product is destroyed and the costs associated with manufacturing and inventory associated with the product is generally required to be expensed as cost of sales. However, if the out-of-specifications product can be administered as part of a clinical trial, in an expanded or early access program, or single-patient IND, as requested by the treating physician, the costs of the product are recorded as research and development expense based on the fact that we receive clinical data related to these infusions.

The manufacturing process for Amtagvi® is highly complex and subject to stringent FDA guidelines and requirements, as well as internal specifications and quality guidelines. Our ability to successfully manufacture Amtagvi® and deliver finished product to ATCs for infusion into patients is dependent on several factors, including patient selection and quality of tumors provided by the treatment centers for use in the manufacturing of Amtagvi®. We focus significant effort and attention on working with the treatment centers during the onboarding process regarding these matters, as well as on our internal manufacturing processes.

Research and development

Research and development expenses include personnel and facility-related expenses, outside contracted services including clinical trial costs, manufacturing and process development costs, research costs, and other consulting services. Research and development costs are expensed as incurred. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and amortized over the period that the goods are delivered, or the related services are performed, subject to an assessment of recoverability.

Clinical development costs are a significant component of research and development expenses. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in connection with the ongoing development of our product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in an uneven payment flow. We accrue and expense costs for clinical trial activities performed by third parties based upon estimates of work completed to date of the individual trial in accordance with agreements established with contract research organizations and clinical trial sites. The duration, costs, and timing of our clinical trials and development of our product candidates will depend on a number of factors that include, but are not limited to, the number of patients that enroll in the trial, per patient trial costs, number of sites included in the trial, discontinuation rates of patients, duration of patient follow-up, efficacy and safety profile of the product candidate, and the length of time required to enroll eligible patients.

We expect to continue to incur research and development expenses for the foreseeable future as we continue to conduct our clinical trials for our various product candidates. We expect our research and development expenses to decrease in conjunction with an expected increase in commercial activities and selling, general, and administrative expense due to the approval of Amtagvi®. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates.

Selling, general, and administrative

Selling, general, and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, procurement, legal, investor relations, facilities, business development, marketing, commercial, information technology and human resources functions. Other significant costs include facility costs not otherwise capitalized in inventory or included in research and development expenses, legal fees relating to corporate matters and intellectual property, insurance, public company expenses relating to maintaining compliance with Nasdaq listing rules and SEC requirements, investor relations costs, and fees for accounting and consulting services. Selling, general, and administrative costs are expensed as incurred, and we accrue for services provided by third parties related to the above expenses by monitoring the status of services provided and receiving estimates from its service providers and adjusting its accruals as actual costs become known.

We anticipate selling, general, and administrative expenses will increase as we execute the launch of Amtagvi® and market Proleukin®, as well as execute an expected expansion in the U.S. market and outside of the U.S. of the internal general and administrative team to support the overall growth in our business.

Interest and other income, net

Interest and other income, net is derived from our interest-bearing cash, cash equivalents and investment balances as well as other income associated with non-recurring activities such as lease terminations.

Income tax benefit

Income tax benefit pertains to the operations in the UK and realization of related deferred taxes.

Results of Operations for the Years Ended December 31, 2024 and 2023

Revenue

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2024	2023	$	%
Amtagvi®	$103,567	$—	103,567	100
Proleukin®	60,503	1,189	59,314	4,988
Total product revenue	$164,070	$1,189	162,881	13,698

Revenue for the year ended December 31, 2024, increased by $162.9 million, or 13,698% compared to the same period in 2023. The increase was driven by the completion of the acquisition of worldwide rights to Proleukin® in May 2023, or the Acquisition, as well as the commercial launch of Amtagvi® in February 2024. Through the first quarter of 2024, product revenue was comprised entirely of product sales of Proleukin® in markets outside of the U.S. With the BLA approval of Amtagvi® in February 2024, we began generating revenue for Amtagvi® in the second quarter of 2024 as infusions occurred at our ATCs. Furthermore, in the second quarter of 2024, we began selling Proleukin® in the U.S. market. The Proleukin® inventory that was previously with distributors at the time of the Acquisition to support the U.S. market has been substantially sold, and, as a result, we experienced significant re-stocking demand from specialty distributors in both the second and third quarter of 2024 to support ongoing and anticipated infusions related to the strong commercial launch of Amtagvi®. GTN adjustments did not materially affect net product revenue in the years ended December 31, 2024 and 2023.

As it relates to revenue timing for our products, Amtagvi® infusions are expected to lag behind Amtagvi® related Proleukin® sales by 2-3 months, and we expect ATCs to utilize 15-18 Proleukin® vials per Amtagvi® infusion. While such Proleukin® sales are not directly indicative of future Amtagvi® revenues because of the timing of stocking activities by specialty distributors and because of sales that are not related to Amtagvi® infusions, such as sales of Proleukin® utilized in clinical manufacturing or clinical trials, such sales are one indicator of future Amtagvi® revenues.

Costs and expenses

The following table summarizes the period-over-period changes in our costs and expenses:

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2024	2023	$	%
Cost of sales	$123,995	$10,755	113,240	1,053
Research and development expense	282,336	344,077	(61,741)	(18)
Selling, general, and administrative expense	153,017	106,916	46,101	43

Cost of sales

Cost of sales for the year ended December 31, 2024, increased by $113.2 million, or 1,053% driven by the increase in sales of Amtagvi® and Proleukin®, as well as costs related to the manufacturing of Amtagvi®. Cost of sales included $21.0 million for the year ended December 31, 2024, compared to $9.7 million for the year ended December 31, 2023, of non-cash amortization expense for the developed technology intangible asset and the milestone payment recorded as part of the Acquisition as well as intellectual property license intangible assets. In addition, cost of sales included non-cash expense for the amortization of the fair value step-up of acquired Proleukin® inventory sold of $5.2 million for the year ended December 31, 2024, compared to $0.3 million for the year ended December 31, 2023. This expense is recorded as the units acquired in the Acquisition are sold, and we expect this amount to decrease over the next six to twelve months as this inventory is sold. In addition to the non-cash amortization expense, cost of sales included $14.2 million of royalties payable related to sales of our products for the year ended December 31, 2024. There were no royalties payable for the year ended December 31, 2023.

Cost of sales for the year ended December 31, 2024, also included $26.3 million of period costs primarily related to patient drop-off driven by patient health and ability to receive the Amtagvi® treatment, as well as manufacturing results that did not meet required specifications, and were not otherwise utilized under an expanded access program or single-patient IND to generate clinical data, resulting in manufacturing costs in the period for which we were not able to recognize revenue. In addition, to a lesser extent, such costs included period costs incurred for the first few quarters after the launch of Amtagvi® related to overhead and manufacturing costs at the iCTC during the period from approval resulting from under absorption of overhead costs during the period, which was driven by our decision to launch with capacity sufficient to address anticipated commercial demand in 2024 and beyond. We continue to focus on manufacturing execution as the launch of Amtagvi® continues but could incur such period costs while we continue to implement initiatives associated with manufacturing quality.

Research and development expense

Research and development expense for the year ended December 31, 2024, decreased by $61.7 million, or 18%, compared to the same period in 2023. The decrease was primarily attributable to (i) a $97.7 million decrease in clinical manufacturing costs, driven by capitalization of qualified costs for Amtagvi® manufacturing resulting from our BLA approval and the transition to commercial manufacturing to support the commercial launch of Amtagvi®, (ii) a $4.4 million decrease in costs associated with the reclassification of certain activities supporting Amtagvi® into general and administrative expenses upon BLA approval based on their function, and (iii) a $0.9 million decrease in clinical costs, driven primarily by lower patient enrollment across certain studies. These decreases were partially offset by (i) a $29.5 million increase in payroll and related costs, including stock-based compensation, primarily driven by an increase in the number of employees and the number of stock awards granted at a higher average stock price, (ii) a $5.0 million charge for the impairment of leasehold improvements driven by the early termination of our headquarters lease during the fourth quarter of 2024 (exclusive of the gain on lease termination which is recorded in interest and other income, net), (iii) a $2.6 million increase in lab and consumable costs for the development of next generation candidates, (iii) a $2.9 million increase in license costs related to the expansion of our information technology infrastructure to support our clinical activities, and (iv) a $1.3 million increase in other costs, including travel and facility related costs.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We separate our research and development expenses into two broad categories: direct and indirect. Additionally, with respect to direct research and development expenses, we further divide expenses into the following sub-categories: “TIL, including combination therapy,” “Next Generation,” and “Others clinical, preclinical, and research programs under development.” Lifileucel monotherapy includes our TIL monotherapy clinical trials, including clinical trials previously reported as LN-145. For direct research and development expenses, we track specific project research and development expenses that are directly attributable to our preclinical and clinical development candidates that have been selected for further development. Such direct research and development expenses include third-party contract costs relating to the manufacturing of TILs as well as preclinical and clinical trial activities.

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

The table below summarizes our research and development expenses by therapeutic area (in thousands):

	Years Ended December 31,		Increase (Decrease)
	2024	2023	$	%
Direct research and development expense by product candidate
TIL, including combination therapy
Lifileucel monotherapy	$65,573	$76,873	(11,300)	-15%
Combination Therapy	16,299	17,809	(1,510)	-8%
Next Generation	7,361	9,987	(2,626)	-26%
Others clinical, preclinical, and research programs under development	17,391	16,983	408	2%

Indirect research and development expense
Personnel related (excluding stock-based compensation)	77,442	116,628	(39,186)	-34%
Stock-based compensation expense	49,274	34,926	14,348	41%
Contractors and outside services	6,557	20,636	(14,079)	-68%
Office and facilities	42,439	50,235	(7,796)	-16%
Total research and development	$282,336	$344,077	(61,741)	-18%

Selling, general, and administrative expense

Selling, general and administrative expense for the year ended December 31, 2024, increased by $46.1 million, or 43%, compared to the same period in 2023. The increase was primarily attributable to (i) a $28.0 million increase in payroll and related expenses, including stock-based compensation, driven by an increase in headcount to support the growth in the overall business as well as to support the commercialization of Amtagvi®, an increased number of stock awards granted at a higher average stock price, and the reclassification of costs of certain employees previously supporting research and development activities into general and administrative expense upon BLA approval based on their functional activities, (ii) a $3.8 million increase in legal costs driven by a reduction in legal costs in 2023 resulting from the capitalization of previously expensed costs directly associated with the Acquisition, (iii) a $7.0 million increase in costs incurred in support of the distribution and commercialization of Amtagvi® and Proleukin®, and (iv) a $2.4 million charge for the impairment of the leasehold improvements driven by the early termination of our headquarters lease during the fourth quarter of 2024 (exclusive of the gain on lease termination which is recorded in interest and other income, net), and (v) a $4.9 million increase in other costs, including costs associated with increased travel, software licenses related to the expansion of our information technology infrastructure, and professional fees.

Interest and other income, net

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2024	2023	$	%
Interest and other income, net	$20,273	$13,043	7,230	55

Interest and other income, net for the year ended December 31, 2024, increased by $7.2 million, or 55%, compared to the same period in 2023. The increase was primarily driven by a $8.6 million gain on the termination of our headquarters lease during the fourth quarter of 2024 (exclusive of leasehold improvement impairments recorded as operating expense), partially offset by a $3.1 million lease termination related fee, and a $1.1 million increase in interest income, net, driven by an increase in average investment balances, resulting from net proceeds from recent public and at-the-market financing as well as a higher rate of return on our investments.

Income tax benefit

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2024	2023	$	%
Income tax benefit	$2,828	$3,479	(651)	(19)

Income tax benefit for the year ended December 31, 2024, decreased by $0.7 million, or 19%, compared to the same period in 2023. This decrease was the result of increased operations in the UK.

Net loss

	Years Ended December 31,		(Increase) Decrease
(in thousands)	2024	2023	$	%
Net loss	$(372,177)	$(444,037)	$71,860	16

Net loss for the year ended December 31, 2024 decreased by $71.9 million, or 16%, compared to the year ended December 31, 2023. The decrease in our net loss was due to generating product revenue from product sales of Proleukin® and Amtagvi® in 2024, partially offset by an increase in cost of sales and the overall growth in our workforce and corporate infrastructure to support the ongoing launch of Amtagvi® in the U.S. and anticipated expansion in additional markets, as well as continued sales of Proleukin®, and ongoing and newly initiated clinical trials. We anticipate that we will continue to incur net losses in the future as we further invest in our clinical and internal research and development programs, as well as execution of the launch of Amtagvi®.

Results of Operations for the Years Ended December 31, 2023 and 2022

Revenue

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2023	2022	$	%
Amtagvi®	$—	$—	—	—
Proleukin®	1,189	—	1,189	100
Total product revenue	$1,189	$—	1,189	100

Revenue for the year ended December 31, 2023 was $1.2 million and related entirely to product sales of Proleukin® in licensed markets outside of the U.S following the completion of the Acquisition. To date, there have been no product sales of Proleukin® in the U.S. market, which at the time of the Acquisition had sufficient Proleukin® inventory in existing distributors to support U.S. market demand. There was no revenue for the year ended December 31, 2022.

Costs and expenses

The following table summarizes the period-over-period changes in our costs and expenses:

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2023	2022	$	%
Cost of sales	$10,755	$—	$10,755	100
Research and development expense	344,077	294,781	49,296	17
Selling, general, and administrative expense	106,916	104,097	2,819	3

Cost of sales

Cost of sales for the year ended December 31, 2023 was $10.7 million, which consists of $1.0 million cost of inventory and related inventoriable costs associated with sales of Proleukin® and $9.7 million of amortization expense for the developed technology intangible asset recorded as part of the Acquisition. No cost of sales was incurred for the year ended December 31, 2022.

Research and development expense

Research and development expense for the year ended December 31, 2023 increased by $49.3 million, or 17%, compared to the year ended December 31, 2022. The increase was primarily attributable to (i) a $40.0 million increase in payroll and related expenses, driven by increased hiring of research and development employees to support our manufacturing at the iCTC and clinical development activities, (ii) a $10.3 million increase in manufacturing costs to support the increased production and qualifying iCTC suites for commercial manufacturing readiness, (iii) a $7.0 million increase in clinical trial costs driven primarily by the initiation of our Phase 3 TILVANCE-301 clinical trial, (iv) a $5.9 million increase in facility and related costs, including depreciation, maintenance, environmental monitoring, and other costs primarily related to the iCTC build-out intended to expand manufacturing capacity, and (v) a $2.4 million increase in other costs, including license costs related to the expansion of our information technology infrastructure to support our clinical activities and research alliance costs. These expenses were partially offset by (i) a $15.3 million decrease in stock-

based compensation expenses, primarily driven by a lower average stock price, and (ii) a $1.0 million decrease in costs associated with travel and medical affairs activities such as publications and medical conferences.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We separate our research and development expenses into two broad categories: direct and indirect. Additionally, with respect to direct research and development expenses, we further divide expenses into the following sub-categories: “TIL, including combination therapy,” “Next Generation,” and “Others clinical, preclinical and research programs under development.” For direct research and development expenses, we track specific project research and development expenses that are directly attributable to our preclinical and clinical development candidates that have been selected for further development. Such direct research and development expenses include third-party contract costs relating to the manufacturing of TILs as well as preclinical and clinical trial activities.

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

The table below summarizes our research and development expenses by therapeutic area (in thousands):

	Years Ended December 31,		Increase (Decrease)
	2023	2022	$	%
Direct research and development expense by product candidate
TIL, including combination therapy
Lifileucel monotherapy	$35,487	$18,489	16,998	92%
Lifileucel	41,386	34,129	7,257	21%
Combination Therapy	17,809	26,873	(9,064)	-34%
Next Generation	9,987	3,895	6,092	156%
Others clinical, preclinical, and research programs under development	16,983	17,136	(153)	-1%
Indirect research and development expenses
Personnel related (excluding stock-based compensation)	116,628	84,100	32,528	39%
Stock-based compensation expenses	34,926	50,242	(15,316)	-30%
Contractors and outside services	20,636	14,457	6,179	43%
Office and facilities	50,235	45,460	4,775	11%
Total Research and Development	$344,077	$294,781	49,296	17%

Selling, general, and administrative expense

Selling, general, and administrative expense for the year ended December 31, 2023, increased by $2.8 million, or 3%, compared to the year ended December 31, 2022. The increase was primarily attributable to (i) a $12.6 million increase in payroll and related expenses, resulting from increases in headcount to support the growth in the overall business and related corporate infrastructure, and (ii) a $5.0 million increase in professional fees and travel costs, including costs associated with Proleukin® integration. These increases were partially offset by (i) a $6.1 million decrease in stock-based compensation expenses, primarily driven by a lower average stock price, (ii) a $4.3 million decrease in legal costs related to intellectual property related matters, and (iii) a $4.4 million decrease in other costs, including marketing, advertising and software license costs.

Interest and other income, net

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2023	2022	$	%
Interest and other income, net	$13,043	$2,985	10,058	337

Interest and other income, net results from our interest-bearing cash and investment balances. Net interest income increased by $10.1 million, or 337%, primarily due to increases in interest rates as well as a shift in our portfolio to interest bearing investments such as U.S. treasury securities and money market funds.

Income tax benefit

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2023	2022	$	%
Income tax benefit	$3,479	$—	3,479	100

Income tax benefit for the year ended December 31, 2023 was $3.5 million as a result of the tax benefit from the realization of the related deferred taxes for operations in the UK. No benefit or expense was recorded for the year ended December 31, 2022

Net loss

	Years Ended December 31,		(Increase) Decrease
	2023	2022	$	%
Net loss	$(444,037)	$(395,893)	(48,144)	(12)

Net loss for the year ended December 31, 2023, increased by $48.1 million, or 12.0%, compared to the year ended December 31, 2022. The increase in our net loss was due to the continued expansion of our research and development activities, ongoing and newly initiated clinical trials, and the overall growth in our workforce and corporate infrastructure as well as our pre-commercialization activities for lifileucel. We anticipate that we will continue to incur net losses in the future as we further invest in our clinical and internal research and development programs as well as the execution of the launch of Amtagvi®, the Proleukin® business integration, and both clinical and internal development programs.

Liquidity and Capital Resources

As of December 31, 2024, we had $330.1 million in cash, cash equivalents, investments, and restricted cash ($115.7 million in cash and cash equivalents, $208.1 million in short-term investments, and $6.4 million in restricted cash). We have incurred losses and generated negative cash flows from operations since inception. Historically, we have funded our operations from various public and private offerings of our equity securities, both common stock and preferred stock, from option and warrant exercises, and from interest income. Since 2017, our primary source of funds has been from the public sale of our common stock. With the approval of our BLA, we expect to continue to generate revenue from the sale of our product, Amtagvi®. Furthermore, as Proleukin® inventory that was previously with distributors in the U.S. market at the time of the Acquisition has been substantially depleted, we also began to sell Proleukin® into the U.S. market, where product margins are substantially higher than in other markets, to support ongoing and anticipated infusions related to the continued strong commercial launch of Amtagvi®. However, such revenues for Amtagvi® and Proleukin® may not be material enough to generate positive operational cash flows during the 12 months from the date the consolidated financial statements are issued and this Annual Report on Form 10-K is filed.

We expect to continue to incur significant expenses to support our execution of the commercial launch of Amtagvi®, fund ongoing clinical programs, including our NSCLC registrational study, IOV-LUN-202, and our frontline advanced melanoma Phase 3 confirmatory trial, TILVANCE-301, continue the development of our pipeline candidates, and for other general corporate purposes. Based on the funds we have available as of the date our consolidated financial statements for the year ended December 31, 2024 are issued, which includes net proceeds of approximately $122.3 million raised through the open market sales agreement through February 14, 2025, we believe that we have sufficient capital to fund our anticipated operating expenses and capital expenditures as planned for at least the next twelve months following the issuance of our consolidated financial statements included in this Annual Report on Form 10-K.

Corporate Capitalization

As of December 31, 2024, we had outstanding 305,252,194 shares of our $0.000041666 par value common stock, 194 shares of our $0.001 par value Series A Convertible Preferred Stock, and 2,842,158 shares of our $0.001 par value Series B Convertible Preferred Stock. The outstanding shares of Series A Convertible Preferred Stock are currently convertible into 97,000 shares of our common stock, and the outstanding shares of Series B Convertible Preferred Stock are currently convertible into 2,842,158 shares of our common stock. The shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock do not have voting rights or accrue dividends.

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

During the year ended December 31, 2024, we received $200.0 million in net proceeds, after offering costs, through the sale of 23,127,726 shares of common stock through the 2023 Sale Agreement.

In the future, we may periodically offer one or more of these securities in amounts, prices, and terms to be announced when and if the securities are offered. If any of the securities covered by the 2020 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of such offering at that time.

Cash Flows

Cash flows from operating, investing and financing activities (in thousands):

	Years Ended December 31,
	2024	2023	2022
Net cash (used in) provided by:
Operating activities	$(352,977)	$(361,820)	$(292,757)
Investing activities	(96,411)	(155,242)	256,455
Financing activities	390,664	462,959	190,150
Net (decrease) increase in cash, cash equivalents and restricted cash*	$(58,724)	$(54,103)	$153,848
* Excludes effect of exchange rate changes

Operating Activities

Net cash used in operating activities represents cash disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss for non-cash items and changes in operating assets and liabilities. Net cash used in operating activities for the year ended December 31, 2024, was $353.0 million compared to $361.8 million for the same period in 2023. The $8.8 million decrease in cash used in operating activities was driven by a $71.9 million decrease in net loss as we collect generated revenues from commercialization of Amtagvi® and distribution of Proleukin®. In addition, it reflects a net increase in non-cash charges of $53.0 million, primarily driven by higher stock-based compensation expense and amortization of intangible assets, the latter of which is driven primarily by the amortization associated with the developed technology intangible asset recorded as part of the Acquisition and intellectual property license intangible assets associated with Amtagvi®, and an impairment charge of the long-lived assets that resulted from an early termination of our corporate headquarters lease. The increase in non-cash charges was partially offset by a decrease in accretion of discounts on investments, amortization of right of assets, gain on derecognition of lease assets and liabilities as a result of the early termination of our corporate headquarters lease, and deferred tax benefits resulting from the realization of the related deferred taxes for operations in the UK. Further, net cash used in operating activities related to changes in operating assets and liabilities increased by $124.0 million, driven primarily by an increase in trade accounts receivable, resulting from the sale of our products and a decrease in accounts payable and accrued expenses, resulting from cash utilized for payments associated with the continued growth in the business, including our increased workforce, timing of vendor invoicing and related payments, and cash used for purchases of raw material inventory in support of the commercial launch of Amtagvi®. These increases in the use of cash were partially offset by a $7.9 million decrease in cash used for prepaid expenses, other assets, and long-term assets in the current period compared to the corresponding period in 2023, which resulted from the timing of payments made, as well as the receipt of cash for other miscellaneous receivables.

Net cash used in operating activities for the year ended December 31, 2023, was $361.8 million compared to $292.8 million for the same period in 2022. The increase of $69.1 million in cash used in operating activities was primarily due to a $48.1 million increase in net loss related to increased costs in research and development, including the overall expansion of our clinical trials for new TIL cell therapies as well as our pre-commercialization activities for lifileucel, and the overall growth in our workforce and corporate infrastructure. In addition, it reflects a decrease in non-cash charges of $17.3 million primarily driven by lower stock-based compensation expenses and accretion of discount on investments, partially offset by increases in amortization of intangible assets driven primarily by the amortization associated with the developed technology intangible asset acquired as part of the Acquisition and in depreciation expense resulting primarily from additional fixed assets put in service at the iCTC. Further, net cash used by changes in operating assets and liabilities increased by $27.1 million, driven primarily by cash used for the purchase of Proleukin® inventory as part of the Acquisition and an increase in lease payments for our lease arrangements, resulting primarily from the full utilization of tenant improvement allowances offered under our lease agreements during 2022. These increases in the use of cash were partially offset by a net $23.4 million decrease in cash used, driven by an increase in accounts payable and accrued expenses, which primarily resulted from the timing of vendor invoicing and related payments.

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

Investing Activities

Net cash (used in) / provided by investing activities primarily relates to the cash utilized to fund the Acquisition and the purchases and maturities of our investments and capital expenditures. Net cash used in investing activities for the year ended December 31, 2024, was $96.4 million compared to net cash provided by investing activities of $155.2 million for the same period in 2023. The decrease in cash used of $58.8 million was driven by a $112.5 million increase associated with changes in the timing of maturities and purchases of investments, which was partially offset by a $160.1 million decrease in cash used for the Acquisition in May 2023 and a $11.2 million decrease in capital expenditures.

Net cash used in investing activities for the year ended December 31, 2023 was $155.2 million, compared to net cash provided by investing activities of $256.5 million for the same period in 2022. The increase in cash used of $411.7 million was driven by the $212.6 million payment for the acquisition of the Proleukin® business, excluding the payment of acquired inventories, which is presented in operating activities, and a $1.9 million increase in capital expenditures, offset by a $197.2 million net increase in the timing of maturities and purchases of investments.

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

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $390.7 million compared to net cash provided of $463.0 million for the same period in 2023. The decrease in net cash provided by financing activities of $72.3 million was primarily driven by a decrease in net proceeds of $66.0 million received from our public offering in February 2024 and through the sales of common stock through our “at the market” offering program during the year ended December 31, 2024, as compared to the net proceeds received through the “at the market” offering program in the first quarter of 2023, and a $10.1 million increase in tax payments related to shares withheld for vested restricted stock units, or RSUs. These decreases were partially offset by $3.7 million increase in proceeds from the issuance of common stock upon the exercise of stock options and from our employee stock purchase plan program.

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

Net cash provided by financing activities for the year ended December 31, 2022 was $190.2 million compared to net cash provided of $239.3 million for the same period in 2021. The net cash provided by financing activities during the year ended December 31, 2022 related to $189.5 million net cash proceeds from our “at the market” offering program, $1.7 million of cash receipts from the issuance of common stock under the 2020 ESPP, and $1.6 million of cash receipts from the issuance of common stock upon the exercise of stock options. This was offset by cash used of $2.6 million for tax payments related to vested RSUs.

Contractual Obligations

The following table summarizes our non-cancellable contractual obligations as of December 31, 2024 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
	Total	2025	2026	2027	2028	2029	Thereafter
Operating lease obligations - facilities(1)	$82,168	$6,039	$5,452	$4,307	$4,393	$4,481	$57,496
Purchase obligations(2)	27,199	13,599	7,159	6,440	—	—	—
Total(3)	$109,367	$19,638	$12,611	$10,747	$4,393	$4,481	$57,496

(1)

Our operating lease obligations consist of obligations under non-cancellable operating leases for our facilities in Philadelphia, Pennsylvania, and Tampa, Florida, and our non-cancellable operating sublease in San Carlos, California.

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

(2) We have purchase obligations of $27.2 million related to manufacturing and supply agreements for Proleukin® under a contract we inherited as part of the Acquisition.
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

Off-Balance Sheet Arrangements

As of December 31, 2024, we had no obligations that would require disclosure as off-balance sheet arrangements.

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

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Asset Acquisitions

We make certain judgments to determine whether transactions should be accounted for as acquisitions of assets or business combinations using the guidance in Accounting Standard Codification, or ASC, Topic 805, Business Combinations by first applying a screen test to assess if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of assets. If the screen test is met, the transaction is accounted for as an asset acquisition. If the screen test is not met, further assessment is required to determine whether we have acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business.

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

We review intangible assets for impairment at least annually and whenever events or changes in circumstances have occurred which could indicate that the carrying value of the assets are not recoverable. If such indicators are present, we assess the recoverability of affected assets by determining if the carrying value of the assets is less than the sum of the undiscounted future cash flows of the assets. If the assets are found to not be recoverable, we measure the amount of impairment by comparing the carrying value of the assets to their fair values. We determined that no indicators of impairment existed as of December 31, 2024 or December 31, 2023.

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

Revenue Recognition

We recognize revenue from product sales in accordance with Topic ASC 606, Revenue from Contracts with Customers, or ASC 606. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price using the most likely method based on historical experience, as well as applicable information currently available.

In the U.S., products are sold principally to hospitals and clinics, as well as distributors and wholesalers, and outside of the U.S. to hospitals and clinics. Contractual performance obligations are usually limited to transfer of control of the product to the customer. In the case of Amtagvi®, revenue is recognized upon infusion while for Proleukin®, transfer of control occurs either upon shipment or upon receipt of product after considering when the customer obtains legal title to the product. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring our products and is generally based on a list of fixed prices less allowances for chargebacks, product returns, rebates and discounts. Our payment terms to customers range from 45 to 105 days; payment terms differ by customer and by product.

Revenue is reduced at the time of recognition for expected chargebacks, product returns, discounts, rebates, and sales allowances, collectively referred to as gross to net adjustments, or GTN adjustments. In the U.S., these GTN adjustments are attributable to various commercial arrangements and government programs. In addition, non-U.S. government programs include different pricing schemes such as cost caps and volume discounts. Cash discounts are recorded as a reduction to receivables and settled through the issuance of credits, typically within one month. All other GTN adjustments are recorded as a liability and settled through cash payments to the customer.

Significant judgement is required in estimating GTN adjustments considering legal interpretations of applicable laws and regulations, historical experience, payer channel mix, current contract prices under applicable programs, processing time lags, and inventory levels in the distribution channel.

Indirect taxes collected from customers and remitted to government authorities that are related to sales of our products, primarily in Europe, are excluded from revenues.

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

We make judgements and estimates in determining the accrual balance in each reporting period. In the event advance payments are made to a CRO, CMO, or other outside service provider, the payments are recorded within prepaid expenses and other current assets and subsequently recognized as research and development expense when the associated services have been performed. As actual costs become known, we adjust our estimates, liabilities, and assets. Inputs used in our determination of estimates discussed above may vary from actual, which will result in adjustments to research and development expense in future periods.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosures required for operating segments in annual and interim consolidated financial statements. ASC 2023-07 was effective for us in our annual reporting for fiscal year 2024 and for interim period reporting beginning in fiscal year 2025 on a retrospective basis, which we adopted as of December 31, 2024. See Note 11 to the consolidated financial statements included in the Annual Report on Form 10-K.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires the disaggregation of certain expense captions into specified categories in disclosures within the notes to the financial statements to provide enhanced transparency into the expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of ASU 2024-03 on our consolidated financial statements.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in interest bearing cash accounts consisting of short-term debt securities issued by the U.S. government. The primary objective of our investment activities is to preserve principal. We adhere to an investment policy that requires us to limit amounts invested in securities based on credit rating, maturity, industry group and investment type and issuer, except for securities issued by the U.S. government. We do not have any derivative financial instruments or foreign currency instruments. As of December 31, 2024, we had $269.5 million invested in marketable securities with a maturity date of less than one year. As such we believe that we are not exposed to any material market risk. If interest rates had varied by 1% in the year ended December 31, 2024, the fair value of our investment portfolio would increase or decrease by approximately $0.5 million.

Inflation Risk

Inflation has not had a material effect on our business, financial condition or results of operations during the years ended December 31, 2024, 2023, or 2022.

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

The majority of our product sales during the year ended December 31, 2024 were denominated in the U.S. dollar. However, we do have some sales denominated in foreign currencies during the year ended December 31, 2024 and all our sales during the year ended December 31, 2023 were denominated in foreign currencies. Nevertheless, foreign currency transaction gains and losses were immaterial for the years ended December 31, 2024 and 2023.

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

(b)  Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Item 9B.        Other Information

During the fourth quarter of 2024, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) for the purchase or sale of securities of the Company, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

During the fourth quarter of 2024, the Company did not adopt or terminate a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) for the purchase or sale of securities of the Company, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

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

Item 11.          Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the sections entitled “Executive Compensation,” “Executive Compensation—Compensation Discussion and Analysis” and “Directors’ Compensation” in the Proxy Statement.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.          Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.           Principal Accountant’s Fees and Services

Information required by this Item 14 is incorporated herein by reference to the section of the Proxy Statement entitled “Principal Accountant Fees and Services.”

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
10.2

Form of Incentive Stock Option Agreement under the Genesis Biopharma Inc. 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2020).#

10.3

Form of Non-Qualified Stock Option Agreement under the Genesis Biopharma Inc. 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2020).#

10.4

Lion Biotechnologies, Inc. 2014 Equity Incentive Plan, as amended (incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on July 7, 2016).#

10.5

Form of Incentive Stock Option Agreement under the Lion Biotechnologies, Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2020).#

10.6

Form of Non-Qualified Stock Option Agreement under the Lion Biotechnologies, Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2020).#

10.7

Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 7, 2023).#

10.8

Form of Incentive Stock Option Agreement under the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.10 of Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2020).#

10.9

Form of Non-Qualified Stock Option Agreement under the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.11 of Registrant’s Annual report on Form 10-K filed with the Commission on February 25, 2020).#

10.10

Form of Stock Unit Notice and Stock Unit Agreement under the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan, as amended (June 2021 Retention Equity Awards) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2021).#

10.11

Form of Nonqualified Stock Option Award Agreement under the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan, as amended (June 2021 Retention Equity Awards) (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 10-Q filed with the Commission on August 5, 2021).#

10.12

Iovance Biotherapeutics, Inc. 2020 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 7, 2023).#

10.13

Iovance Biotherapeutics, Inc. Amended and Restated 2021 Inducement Plan (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 24, 2022).#

10.14

Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Inducement Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 23, 2021).#

10.15

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2021 Inducement Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 23, 2021).#

10.16

Form of Deferred Stock Unit Notice and Deferred Stock Unit Agreement under the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 4, 2022).#

10.17

Patent License Agreement by and between Genesis Biopharma, Inc. and the National Institutes of Health effective October 5, 2011 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on December 13, 2011).*

10.18

Cooperative Research and Development Agreement for Intramural-PHS Clinical Research, dated August 5, 2011, by and between the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, and Genesis

Biopharma, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (Amendment No. 2) filed with the Commission on November 29, 2011).
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

10.28

Amendment #1 to the Cooperative Research and Development Agreement #02734, dated January 22, 2015, by and between the National Cancer Institute and Lion Biotechnologies, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K filed with the Commission on January 27, 2015).

10.29

Amendment #2 to the Cooperative Research and Development Agreement #02734, dated August 18, 2016, by and between the National Cancer Institute and Lion Biotechnologies, Inc. (incorporated herein by reference to Exhibit 10.3 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed with the Commission on August 31, 2016).

10.30	Amendment #3 to the Cooperative Research and Development Agreement #02734, dated September 7, 2021, by and between the National Cancer Institute and Iovance Biotechnologies, Inc.**+
10.31	Amendment #4 to the Cooperative Research and Development Agreement #02734, dated August 26, 2024, by and between the National Cancer Institute and Iovance Biotherapeutics, Inc.**+
10.32

Manufacturing Services Agreement, dated November 23, 2015, by and between WuXi Advanced Therapies, Inc. and Lion Biotechnologies, Inc. (incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 9, 2017).*

10.33

Strategic Alliance Agreement, effective as of April 17, 2017, between Lion Biotechnologies, Inc. and The University of Texas M.D. Anderson Cancer Center (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10 Q filed with the Commission on August 3, 2017).*

10.34

First Amendment to the Strategic Alliance Agreement by and between Iovance Biotherapeutics, Inc. and The University of Texas M.D. Anderson Cancer Center, effective as of August 2, 2017 (incorporated herein by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 12, 2018).

10.35

Second Amendment to the Strategic Alliance Agreement by and between Iovance Biotherapeutics, Inc. and The University of Texas M.D. Anderson Cancer Center, effective February 16, 2018 (incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 12, 2018).

10.36

Executive Employment Agreement, effective as of June 1, 2016, by and between Maria Fardis and Lion Biotechnologies, Inc. (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10 Q filed with the Commission on August 9, 2016).*#

10.37

Severance Agreement and General Release, effective as of July 8, 2020, between Iovance Biotherapeutics, Inc. and Timothy Morris (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2020).*#

10.38

Executive Employment Agreement, effective as of September 30, 2016, by and between Frederick G. Vogt and Lion Biotechnologies, Inc. (incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10 K filed with the Commission on March 12, 2018).#

10.39

Executive Employment Agreement effective as of July 18, 2019, by and between Friedrich-Reinhard Graf Finck von Finckenstein, M.D. and Iovance Biotherapeutics, Inc. (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2019).

10.40

Executive Employment Agreement, effective as of December 14, 2020, by and between Jean-Marc Bellemin and Iovance Biotherapeutics, Inc. (incorporated herein by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2021).#+

10.41

Executive Employment Agreement, effective as of March 15, 2021, by and between Igor Bilinsky, Ph.D. and Iovance Biotherapeutics, Inc. (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 10-K filed with the Commission on May 6, 2021).#+

10.42	Executive Employment Agreement, effective as of January 10, 2022, by and between Raj K. Puri, M.D., Ph.D. and Iovance Biotherapeutics, Inc.**+
10.43	Executive Employment Agreement, effective as of January 25, 2025, by and between Daniel Gordon Kirby and Iovance Biotherapeutics, Inc.**+
10.44

Office Lease, effective as of August 4, 2016, by and between Lion Biotechnologies, Inc. and Hudson Skyway Landing, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8 K filed with the Commission on August 8, 2016).

10.45

Office Lease, effective as of October 19, 2018, by and between Iovance Biotechnologies, Inc. and Hudson Skyway Landing, LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8 K filed with the Commission on October 25, 2018).

10.46

First Amendment to the Office Lease, effective as of June 19, 2019, between Iovance Biotherapeutics, Inc. and Hudson Skyway Landing, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2019).

10.47

Second Amendment to the Office Lease, effective as of February 8, 2021, by and between Iovance Biotherapeutics, Inc. and Hudson Skyway Landing, LLC (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 9, 2021).

10.48

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

10.50

First Amendment to the Lease Agreement, effective as of August 20, 2019, between Iovance Biotherapeutics, Inc. and 300 Rouse Boulevard, LLC (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2019).

10.51

Second Amendment to the Lease Agreement, effective as of June 30, 2020, between Iovance Biotherapeutics, Inc. and 300 Rouse Boulevard, LLC (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2020).

10.52

Third Amendment to the Lease Agreement, effective as of November 1, 2021, between Iovance Biotherapeutics, Inc. and 300 Rouse Boulevard, LLC (incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 24, 2022).

10.53

Lease Agreement, effective as of February 8, 2021, by and between Iovance Biotherapeutics, Inc. and ARE-San Francisco No. 63, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 9, 2021).

10.54	Sublease, effective as of November 15, 2024, by and between Iovance Biotherapeutics, Inc. and Vaxcyte, Inc.**+
10.55	Termination Agreement, effective as of November 15, 2024, by and between Iovance Biotherapeutics, Inc. and ARE – San Francisco No. 63, LLC.**

10.56

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
101

The following financial information from the Annual Report on Form 10-K of Iovance Biotherapeutics, Inc. for the year ended December 31, 2024, formatted inline XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of December 31, 2024 and 2023 (2) Statements of Operations for the years ended December 31, 2024, 2023, and 2022; (3) Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023, and 2022; (4) Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022; and (5) Notes to Financial Statements.

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

IOVANCE BIOTHERAPEUTICS, INC.

Date: February 27, 2025	By:	/s/ Frederick G. Vogt
		Name:	Frederick G. Vogt, Ph.D., J.D.
		Title:	Interim Chief Executive Officer and President, and General Counsel

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

Signature	Title	Date

/s/ Frederick G. Vogt	Interim Chief Executive Officer and President, and	February 27, 2025
Frederick G. Vogt, Ph.D., J.D.	General Counsel (Principal Executive Officer) and Director

/s/ Jean-Marc Bellemin	Chief Financial Officer and Treasurer	February 27, 2025
Jean-Marc Bellemin	(Principal Financial Officer and Accounting Officer)

/s/ Michael Weiser	Director	February 27, 2025
Michael Weiser, M.D., Ph.D.

/s/ Ryan D. Maynard	Director	February 27, 2025
Ryan D. Maynard

/s/ Iain Dukes	Director	February 27, 2025
Iain Dukes, D.Phil.

/s/ Wayne Rothbaum	Director	February 27, 2025
Wayne Rothbaum

/s/ Athena Countouriotis	Director	February 27, 2025
Athena Countouriotis, M.D.

/s/ Wendy L. Yarno	Director	February 27, 2025
Wendy L. Yarno

IOVANCE BIOTHERAPEUTICS, INC.

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Iovance Biotherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Iovance Biotherapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition

Description of the Matter

For the year ended December 31, 2024, the Company recognized product revenue of $164 million related to the sales of Amtagvi® and Proleukin®. As described in Note 2 to the Financial Statements, the Company recognizes revenue when a customer obtains control of promised goods. In the case of Amtagvi®, revenue is recognized upon infusion while for Proleukin®, transfer of control occurs either upon shipment or upon receipt of the product after considering when the customer obtains legal title to the product.

The principal consideration for our determination that performing procedures relating to product revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to revenue recognition cut-off given the magnitude of revenue transactions near the end of the fiscal year.

How We Addressed the Matter in Our Audit

We evaluated the design and tested the operating effectiveness of the Company’s internal control related to the Company’s revenue recognition processes.

To test the cut off of revenue recognition, our audit procedures included, among others, (i) testing the completeness, accuracy and occurrence of revenue recognized for a sample of revenue transactions that took place near the end of fiscal year by obtaining and inspecting source documents, such as sales contracts, purchase orders, customer invoices, proof of delivery, and infusion confirmations and (ii) confirming a sample of outstanding customer invoice balances as of December 31, 2024 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices, proof of delivery, and subsequent cash receipts.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.
San Mateo, California
February 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Iovance Biotherapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Iovance Biotherapeutics, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Iovance Biotherapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Mateo, California
February 27, 2025

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share information)

	December 31,	December 31,
	2024	2023
ASSETS

Current Assets
Cash and cash equivalents	$115,694	$114,888
Trade accounts receivable	69,340	151
Short-term investments	208,087	164,979
Inventory	51,520	10,372
Prepaid expenses and other assets	12,377	17,458
Total Current Assets	457,018	307,848

Property and equipment, net	109,081	114,030
Intangible assets, net	282,398	229,258
Operating lease right-of-use assets	55,201	62,515
Restricted cash	6,359	66,430
Long-term assets	369	270
Total Assets	$910,426	$780,351

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$27,509	$33,123
Accrued expenses and other liabilities	81,936	69,406
Operating lease liabilities	12,896	7,777
Total Current Liabilities	122,341	110,306

Non-Current Liabilities
Operating lease liabilities – non-current	44,365	67,085
Deferred tax liabilities	32,315	17,347
Long-term note payable	1,000	1,000
Total Non-Current Liabilities	77,680	85,432
Total Liabilities	200,021	195,738

Commitments and contingencies

Stockholders’ Equity
Series A Convertible Preferred stock, $0.001 par value; 17,000 shares designated, 194 shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Series B Convertible Preferred stock, $0.001 par value; 11,500,000 shares designated, 2,842,158 shares issued and outstanding as of December 31, 2024 and December 31, 2023	3	3
Common stock, $0.000041666 par value; 500,000,000 shares authorized, 305,252,194 and 256,135,715 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	13	11
Accumulated other comprehensive loss (income)	(1,046)	2,526
Additional paid-in capital	3,095,987	2,594,448
Accumulated deficit	(2,384,552)	(2,012,375)
Total Stockholders’ Equity	710,405	584,613
Total Liabilities and Stockholders’ Equity	$910,426	$780,351

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Statements of Operations

(In thousands, except per share information)

	Years Ended December 31,
	2024	2023	2022
Revenue
Product revenue	$164,070	$1,189	$—
Total revenue	164,070	1,189	—

Costs and expenses
Cost of sales	123,995	10,755	—
Research and development	282,336	344,077	294,781
Selling, general, and administrative	153,017	106,916	104,097
Total costs and expenses	559,348	461,748	398,878
Loss from operations	(395,278)	(460,559)	(398,878)
Other income
Interest and other income, net	20,273	13,043	2,985
Net Loss before income taxes	(375,005)	(447,516)	(395,893)
Income tax benefit	2,828	3,479	—
Net Loss	$(372,177)	$(444,037)	$(395,893)
Net Loss Per Share of Common Stock, Basic and Diluted	$(1.28)	$(1.89)	$(2.49)
Weighted Average Shares of Common Stock Outstanding, Basic and Diluted	289,877	235,131	159,259

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2024	2023	2022
Net Loss	$(372,177)	$(444,037)	$(395,893)
Other comprehensive loss:
Unrealized gain on investments	78	940	(301)
Foreign currency translation adjustment	(3,650)	2,488	—
Comprehensive Loss	$(375,749)	$(440,609)	$(396,194)

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Statements of Stockholders' Equity

(In thousands, except share information)

	Series A		Series B
	Convertible		Convertible				Additional	Accumulated other		Total
	Preferred Sock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance - December 31, 2021	194	$—	2,842,158	$3	157,004,742	$7	$1,794,695	$(601)	$(1,172,445)	$621,659
Stock-based compensation expense	—	—	—	—	—	—	84,022	—	—	84,022
Vesting of restricted shares issued for services	—	—	—	—	894,760	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(342,703)	—	(2,649)	—	—	(2,649)
Common stock issued upon purchase of employee stock purchase plan	—	—	—	—	262,701	—	1,655	—	—	1,655
Common stock issued upon exercise of stock options	—	—	—	—	203,579	—	1,642	—	—	1,642
Common stock sold in public offering, net of offering costs	—	—	—	—	29,788,993	1	189,501	—	—	189,502
Unrealized gain on investments	—	—	—	—	—	—	—	(301)	—	(301)
Net loss	—	—	—	—	—	—	—	—	(395,893)	(395,893)
Balance - December 31, 2022	194	$—	2,842,158	$3	187,812,072	$8	$2,068,867	$(902)	$(1,568,338)	$499,638

Stock-based compensation expense	—	—	—	—	—	—	62,625	—	—	62,625
Vesting of restricted shares issued for services	—	—	—	—	1,253,465	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(454,367)	—	(2,795)	—	—	(2,795)
Common stock issued upon purchase of employee stock purchase plan	—	—	—	—	435,459	—	2,410	—	—	2,410
Common stock issued upon exercise of stock options	—	—	—	—	8,860	—	63	—	—	63
Common stock sold in public and/or at the market offerings, net of offering costs	—	—	—	—	67,080,226	3	463,278	—	—	463,281
Unrealized gain on investments	—	—	—	—	—	—	—	940	—	940
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	2,488	—	2,488
Net loss	—	—	—	—	—	—	—	—	(444,037)	(444,037)
Balance - December 31, 2023	194	$—	2,842,158	$3	256,135,715	$11	$2,594,448	$2,526	$(2,012,375)	$584,613

Stock-based compensation expense	—	—	—	—	—	—	110,877	—	—	110,877
Vesting of restricted shares issued for services	—	—	—	—	3,150,172	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(1,098,388)	—	(12,858)	—	—	(12,858)
Common stock issued upon purchase of employee stock purchase plan	—	—	—	—	497,044	—	2,952	—	—	2,952
Common stock issued upon exercise of stock options	—	—	—	—	425,925	—	3,266	—	—	3,266
Common stock sold in public and/or at the market offering, net of offering costs	—	—	—	—	46,141,726	2	397,302	—	—	397,304
Unrealized gain on investments	—	—	—	—	—	—	—	78	—	78
Foreign currency cumulative adjustments	—	—	—	—	—	—	—	(3,650)	—	(3,650)
Net loss	—	—	—	—	—	—	—	—	(372,177)	(372,177)
Balance - December 31, 2024	194	$—	2,842,158	$3	305,252,194	$13	$3,095,987	$(1,046)	$(2,384,552)	$710,405

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net loss	$(372,177)	$(444,037)	$(395,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	109,627	62,625	84,022
Unrealized foreign exchange gains	(175)	70	—
Amortization of intangible assets	21,202	9,849	—
Amortization of right of use asset	10,437	11,710	11,825
Depreciation and amortization of property and equipment	11,967	11,568	9,310
Deferred tax benefit	(2,828)	(3,479)	—
Accretion of discounts and premiums on investments	(10,261)	(3,605)	474
Impairment of long-lived assets	7,355	—	397
Gain on derecognition of lease assets and liabilities	(5,568)	—	—
Changes in assets and liabilities:
Prepaid expenses, other assets and long-term assets	(2,113)	(10,062)	(2,130)
Trade accounts receivable	(69,189)	(149)	—
Inventory	(39,917)	(10,118)	—
Operating lease liabilities	(12,074)	(10,794)	(1,942)
Accounts payable	(7,841)	4,828	5,883
Accrued expenses and other liabilities	8,578	19,774	(4,703)
Net cash used in operating activities	(352,977)	(361,820)	(292,757)

Cash Flows from Investing Activities
Maturities of investments	428,000	285,583	522,696
Purchase of investments	(460,769)	(205,902)	(245,816)
Cash paid for acquisition, including contingent consideration, net of cash acquired	(52,573)	(212,633)	—
Purchase of property and equipment	(11,069)	(22,290)	(20,425)
Net cash used in investing activities	(96,411)	(155,242)	256,455

Cash Flows from Financing Activities
Tax payments related to shares withheld for vested restricted stock units	(12,858)	(2,795)	(2,649)
Proceeds from the issuance of common stock under employee stock purchase plan	2,952	2,410	1,655
Proceeds from the issuance of common stock upon exercise of options	3,266	63	1,642
Vesting of restricted shares issued for services	—
Proceeds from the issuance of common stock, net	397,304	463,281	189,502
Net cash provided by financing activities	390,664	462,959	190,150
Effect of foreign exchange rate changes	(541)	(2,740)
Net increase in cash, cash equivalents and restricted cash	(59,265)	(56,843)	153,848
Cash, Cash Equivalents and Restricted Cash Beginning of Period	181,318	238,161	84,313
Cash, Cash Equivalents and Restricted Cash End of Period	$122,053	$181,318	$238,161

Supplemental disclosure of non-cash investing and financing activities:
Fair value of net assets acquired	$—	$222,637	—
Net unrealized gain on investments	78	940	(301)
Acquisition of property and equipment included in accounts payable and accrued expenses	7,365	4,062	5,985
Intangible asset and deferred tax liability arising from contingent consideration	17,495	—	—
Lease liabilities arising from obtaining right-of-use asset from new leases	2,306	177	553
Lease liabilities arising from obtaining right-of-use asset from lease modifications	(7,833)	1,033	15,304

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL ORGANIZATION, BUSINESS AND LIQUIDITY

General Organization and Business

Iovance Biotherapeutics, Inc. (the “Company”) is a commercial-stage biopharmaceutical company pioneering a transformational approach to treating cancer by harnessing the human immune system’s ability to recognize and destroy diverse cancer cells using therapies personalized for each patient. The Company’s mission is to be the global leader in innovating, developing, and delivering tumor infiltrating lymphocyte (“TIL”) cell therapies for patients with solid tumor cancers. The Company is executing the U.S. launch of Amtagvi® (lifileucel), the first product within its autologous TIL cell therapy platform, while also marketing Proleukin® (aldesleukin), an interleukin-2 (“IL-2”) product used in the Amtagvi® treatment regimen and in other applications. Amtagvi® is the first and the only one-time, individualized T cell therapy to receive U.S. Food and Drug Administration (“FDA”) approval for a solid tumor cancer. Amtagvi® is a tumor-derived autologous T cell immunotherapy indicated for the treatment of adult patients with unresectable or metastatic melanoma previously treated with a PD-1 blocking antibody, and if BRAF V600 mutation positive, a BRAF inhibitor with or without a MEK inhibitor. This indication was approved under accelerated approval based on overall response rate (“ORR”). Continued approval for this indication may be contingent upon verification and description of clinical benefit in future confirmatory trials. Amtagvi® and Proleukin® are part of a treatment regimen that includes lymphodepletion.

Beyond the U.S., the Company plans to launch Amtagvi® into additional markets with a high prevalence of advanced melanoma, including the European Union, United Kingdom, Canada, Switzerland, and Australia. In June 2024, the Company submitted a centralized marketing authorization application (“MAA”) to the European Medicines Agency (“EMA”) for lifileucel. In August 2024, the MAA was validated and accepted for review by the EMA. In October 2024, an MAA was submitted to the Medicines and Healthcare products Regulatory Agency in the United Kingdom. A new drug submission (“NDS”) was deemed eligible for Notice of Compliance with Conditions (“NOC/c”) by Health Canada and submitted in December 2024 and then accepted in January 2025. The NOC/c policy includes a prioritized 200-day review process for potential NDS approval in mid-2025. If approved, lifileucel is expected to be the first and only approved therapy in this treatment setting in these markets. Across the U.S. and other targeted global markets, Amtagvi® has the potential to address more than 20,000 previously treated advanced melanoma patients annually.

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

The Company manufactures Amtagvi® and its investigational TIL cell therapies using centralized, scalable, and proprietary manufacturing processes which rejuvenate and multiply polyclonal T cells unique to each patient into the billions and yields a cryopreserved, individualized therapy. Amtagvi® is manufactured for commercial use at the Company’s manufacturing facility, the Iovance Cell Therapy Center (the “iCTC”), and by a contract manufacturing organization (“CMO”).

The Company’s development pipeline includes multicenter trials of TIL cell therapies in additional treatment settings and indications for solid tumor cancers. To potentially improve outcomes for patients, the Company is investigating TIL monotherapies for patients previously treated with standard of care therapies and TIL cell therapy in combination with standard of care therapies for patients in earlier treatment settings. The Company is conducting two ongoing registrational trials to support a supplementary BLA (“sBLA”), of lifileucel in frontline advanced melanoma and in advanced non-small cell lung cancer (“NSCLC”) following standard of care chemo-immunotherapy. The Company is also developing next generation therapies, such as genetically modified TIL cell therapy and next generation cytokines for use in the TIL cell therapy regimen.

Liquidity

As of December 31, 2024, the Company had $330.1 million in cash, cash equivalents, short term-investments, and restricted cash ($115.7 million of cash and cash equivalents, $208.1 million in short-term investments, and $6.4 million in restricted cash). The Company has recently launched its first internally developed commercial product and continues to be engaged in the development of therapeutics to fight cancer, specifically solid tumors. With the recent approval of the BLA, the Company began to generate revenue from the sale of its product Amtagvi® in the second quarter of 2024. Furthermore, following the acquisition of the worldwide rights to Proleukin® (as discussed below in Note 4 - Proleukin® Acquisition) in the second quarter of 2023, the Company began to generate revenue from the sales of Proleukin®. However, such revenues for Amtagvi® and Proleukin® may not be material enough to generate

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

positive operational cash flows during the 12 months from the date the consolidated financial statements are issued and this Form 10-K is filed. The Company has incurred a net loss of $372.2 million for the year ended December 31, 2024 and used $353.0 million of cash in its operating activities during the year ended December 31, 2024.

The Company expects to continue to incur significant expenses to support its execution of the commercial launch of Amtagvi®, fund ongoing clinical programs, including its NSCLC registrational study, IOV-LUN-202, and its frontline advanced melanoma Phase 3 confirmatory trial, TILVANCE-301, continue the development of its pipeline candidates, and for other general corporate purposes. Based on the funds the Company has available as of the date these consolidated financial statements for December 31, 2024 are issued, which includes net proceeds of approximately $122.3 million raised through the open market sales agreement through February 14, 2025, the Company believes that it has sufficient capital to fund its anticipated operating expenses and capital expenditures as planned for at least the next twelve months from the date these consolidated financial statements are issued.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Cash, Cash Equivalents, and Investments

The Company’s cash and cash equivalents include short-term investments with original maturities of three months or less when purchased. The Company's investments are classified as “available-for-sale.” The Company includes these investments in current assets or non-current assets in the Consolidated Balance Sheets based on the length of maturity from the reporting date and carries them at fair value. Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive loss. Impairment losses related to credit losses (if any) are recorded as an allowance for credit losses with an offsetting entry to Interest income, net. No impairment losses related to credit losses were recognized for the years ended December 31, 2024, 2023 and 2022. The cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in Interest income, net in the consolidated statements of operations. Gains and losses on securities sold are recorded based on the specific identification method and are included in Interest income, net in the consolidated statements of operations. The Company has not incurred any realized gains or losses from sales of securities to date. The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities and commercial paper, and places restrictions on maturities and concentration by type and issuer, except for securities issued by the U.S. government.

Restricted Cash

As of December 31, 2024 and December 31, 2023, restricted cash totaled $6.4 million and $66.4 million, respectively. These amounts have been classified as either current or non-current assets in the Company’s consolidated balance sheet based on the maturity date of the underlying letter of credit agreement.

The Company maintains a required minimum balance in segregated bank accounts in connection with its letters of credit for which amounts are restricted as to their use by the Company. As of December 31, 2024, the Company’s letters of credit were primarily comprised of a letter of credit for the benefit of the iCTC used as a security deposit for the lease in the amount of $5.45 million and a letter of credit for $0.6 million for the benefit of the landlord for the Company’s headquarters lease (See Note 15 - Leases). The letter of credit for $5.45 million originally expired on May 28, 2020, however, it automatically extends for additional one-year periods, without written agreement, to May 28 in each succeeding calendar year, through at least 60 days after the lease expiration date. Further, on the expiration of the seventh year of the lease, and each anniversary date thereafter, the letter of credit may be decreased by $1.0 million, with a minimum security deposit of $1.5 million maintained through the end of the lease term. The letter of credit with the landlord for the Company’s headquarters lease expires on February 1, 2032, however, it will be automatically extended, without written agreement, for one-year periods to February in each succeeding calendar year.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2024	2023	2022
Cash and cash equivalents	$115,694	$114,888	$231,731
Restricted cash	6,359	66,430	6,430
Total cash, cash equivalents and restricted cash	$122,053	$181,318	$238,161

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

Deferred tax liabilities arising from basis differences in assets acquired are calculated using the simultaneous equations method under ASC Topic 740, Income Taxes (“ASC 740”), and based on the effective tax rate. The resulting deferred tax liability is recorded in the consolidated balance sheet as of December 31, 2024.

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

Upon the February 2024 approval of Amtagvi®, the Company began capitalizing inventory and manufacturing costs for the commercial manufacturing of Amtagvi®. Additionally, inventory that initially qualifies for capitalization but that may ultimately be used for the production of clinical drug product or utilized in research and development programs is expensed as research and development expense when it has been designated for the manufacture of clinical drug product or use in research and development activities.

Proleukin® inventories presented in the consolidated balance sheet as of December 31, 2024 and 2023 include a step-up of the fair value of inventories as a result of the acquisition of the worldwide rights to Proleukin®.

The Company periodically reviews inventory for excess and obsolescence, considering factors such as its most recent sales forecast compared to quantities on hand and the expiration date of the product and materials. The Company adjusts its inventory that is obsolete or otherwise unmarketable to its estimated net realizable value in the period in which the impairment is first identified. Any such adjustments are included as a component of cost of sales within the Company’s consolidated statements of operations.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cost of sales includes inventory and period costs related to overhead and manufacturing costs of Amtagvi® during the period from approval through December 31, 2024, as well as the cost of inventories and other costs that are directly associated with the purchase and sales of Proleukin®. In addition, cost of sales in the Company’s consolidated statements of operations includes royalties payable on sales of its products, as well as non-cash expenses including amortization of the fair value step-up of acquired Proleukin® inventory which is recognized as the acquired inventory units are sold, the acquired intangible asset related to developed technology, and the intellectual property license intangible assets.

During the Company’s commercial manufacturing process, certain Amtagvi® product may become out-of-specification, meaning they fall outside commercial specifications. This out-of-specification product can still be utilized by patients in a clinical trial, an expanded or early access program, or single-patient investigational new drug, at which point the costs associated with these batches are classified as research and development expense based on the fact that the Company receives clinical data related to these infusions.

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

The Company reviews intangible assets for impairment at least annually and whenever events or changes in circumstances have occurred which could indicate that the carrying value of the assets are not recoverable. If such indicators are present, the Company assesses the recoverability of affected assets by determining if the carrying value of the assets is less than the sum of the undiscounted future cash flows of the assets. If the assets are found to not be recoverable, the Company measures the amount of impairment by comparing the carrying value of the assets to their fair values. The Company determined that no indicators of impairment existed as of December 31, 2024.

Leases

The Company determines if an arrangement includes a lease at inception and thereafter, if modified. Operating leases are included in its consolidated balance sheets as Operating lease right-of-use assets and Operating lease liabilities as of December 31, 2024 and 2023. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date or modification date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses an estimated incremental borrowing rate that is applicable to the Company based on the information available at the later of the lease commencement or modification date.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, management prepares an estimate of future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2024, 2023, and 2022, the Company did not recognize any impairments for its property and equipment.

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

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the U.S., products are sold principally to hospitals and clinics, as well as distributors and wholesalers, and outside of the U.S. to hospitals and clinics. Contractual performance obligations are usually limited to transfer of control of the product to the customer. In the case of Amtagvi®, revenue is recognized upon infusion while for Proleukin®, transfer of control occurs either upon shipment or upon receipt of the product after considering when the customer obtains legal title to the product. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring its products and is generally based on a list of fixed prices less allowances for chargebacks, product returns, rebates and discounts. The Company’s payment terms to customers range from 45 to 105 days; payment terms differ by customer and by product.

Revenue is reduced at the time of recognition for expected chargebacks, product returns, discounts, rebates, and sales allowances, collectively referred to as gross to net adjustments (“GTN adjustments”). In the U.S., these GTN adjustments are attributable to various commercial arrangements and government programs. In addition, non-U.S. government programs include different pricing schemes such as cost caps and volume discounts. Cash discounts are recorded as a reduction to receivables and settled through the issuance of credits, typically within one month. All other GTN adjustments are recorded as a liability and settled through cash payments to the customer.

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

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Selling, general, and administrative expense

Selling, general, and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, procurement, legal, investor relations, facilities, business development, marketing, commercial, information technology and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses. Selling, general, and administrative costs are expensed as incurred, and the Company accrues for services provided by third parties related to such expenses by monitoring the status of services provided and receiving estimates from its service providers and adjusting its accruals as actual costs become known.

Income Taxes

The Company accounts for income taxes using the asset and liability method whereby deferred tax assets and liabilities are recognized for the differences between the carrying amounts of existing assets and liabilities for financial reporting purposes and their respective tax bases. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

development credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of changes in tax laws and rates on deferred tax assets and liabilities is recognized in income in the period of enactment.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company is required to use significant judgment in determining any valuation allowance recorded against its deferred tax assets. In assessing the need for a valuation allowance, the Company considers all available evidence, including scheduled reversal of deferred tax liabilities, past operating results, the feasibility of tax planning strategies and estimates of future taxable income. The Company bases its estimates of future taxable income on assumptions that are consistent with its operating plans, and such assumptions represent its best estimates and involve inherent uncertainties and the application of judgment. Should actual amounts differ from estimates, the amount of tax expense and liabilities recognized could be materially impacted. The Company recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based on the merits of the position. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. To date, there have been no interest or penalties incurred in relation to the unrecognized tax benefits.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

Diluted net loss per share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding and the dilutive common stock equivalent outstanding during the period. The Company’s potentially dilutive common stock equivalent shares, which include incremental common shares issuable upon (i) the exercise of outstanding stock options, (ii) purchases through the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), (iii) vesting of restricted stock units, and (vi) conversion of preferred stock, are only included in the calculation of diluted net loss per share when their effect is dilutive.

As of December 31, 2024, 2023, and 2022, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	As of December 31,
	2024	2023	2022
Stock options	18,218,126	18,899,849	15,240,197
Restricted stock units	9,547,643	296,751	260,859
Employee Stock Purchase Plan	239,366	3,453,901	2,436,764
Series A Convertible Preferred Stock*	97,000	97,000	97,000
Series B Convertible Preferred Stock*	2,842,158	2,842,158	2,842,158
	30,944,293	25,589,659	20,876,978

*on an as-converted basis

The dilutive effect of potentially dilutive securities would be reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company's common stock could result in a greater dilutive effect from potentially dilutive securities.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include assumptions made in the fair value of intangible assets, inventories acquired as part of the acquisition of Proleukin®, equity awards and related stock-based compensation, assumptions used in measuring operating right-

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of-use assets and operating lease liabilities, accounting for potential liabilities, including estimates inherent in accruals related to clinical trials, and the realizability of the Company’s deferred tax assets.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Iovance Biotherapeutics, Inc. and its wholly-owned subsidiaries, Iovance Biotherapeutics Manufacturing LLC, Iovance Biotherapeutics GmbH, Iovance Biotherapeutics B.V., Iovance Biotherapeutics UK Ltd, Iovance Biotherapeutics UK SP Ltd, Iovance Biotherapeutics Canada, Inc., and Iovance Australia Pty Ltd. All intercompany accounts and transactions have been eliminated.

Foreign Currency Translation

The consolidated financial statements are presented in U.S. dollars, which is the Company’s reporting currency. The assets and liabilities of the Company’s subsidiaries whose functional currencies are not in U.S. dollars are translated into U.S. dollars at the related period-end exchange rate. The U.S. dollar effects that arise from translation of net assets of these subsidiaries at changing rates are recognized in accumulated other comprehensive loss in the consolidated balance sheets. The subsidiaries’ net loss is translated into U.S. dollars by using the average exchange rate for the applicable period.

Segment Reporting

The Company operates in one segment, focused on innovating, developing, and commercializing therapies using autologous TIL for patients with solid tumor cancers. Refer to Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K for details.

Concentrations

The Company is subject to credit risk from its portfolio of cash, cash equivalents and investments. Under its investment policy, the Company limits amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. The Company does not believe it is exposed to any significant concentrations of credit risk from these financial instruments. The Company maintains cash, cash equivalents and investment balances at three financial institutions. Management believes that the financial institutions which hold its cash are financially sound and, accordingly, minimal credit risk exists. As of December 31, 2024 and 2023, respectively, the Company’s cash balances were in excess of insured limits maintained at the financial institutions.

Recent Accounting Standards

In November 2023, FASB issued Accounting Standard Update (“ASU”) ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosures required for operating segments in annual and interim consolidated financial statements. ASU 2023-07 was effective for us in our annual reporting starting in fiscal year 2024 and for interim period reporting beginning in fiscal year 2025 on a retrospective basis. The Company adopted ASU 2023-07 as of December 31, 2024, and the enhanced disclosures as required are included in Note 11 – Segments.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis. Early adoption and retrospective reporting are permitted. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires the disaggregation of certain expense captions into specified categories in disclosures within the notes to the financial statements to provide enhanced transparency into the expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively to financial statements issued for reporting periods after the effective date of ASU

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2024-03 or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting ASU 2024-03.

NOTE 3. CASH EQUIVALENTS AND INVESTMENTS

The amortized cost and fair value of cash equivalents and investments as of December 31, 2024 and December 31, 2023 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2024	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$207,970	$117	$—	$208,087
Money market funds	61,432	—	—	61,432
Total investments	$269,402	$117	$—	$269,519

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2023	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$164,940	$39	$—	$164,979
Money market funds	34,053	—	—	34,053
Total investments	$198,993	$39	$—	$199,032

The fair value of cash equivalents and investments as of December 31, 2024 and December 31, 2023 are classified as follows in the Company’s consolidated balance sheets (in thousands):

	December 31,	December 31,
Classified as:	2024	2023
Cash equivalents	$61,432	$34,053
Short-term investments	208,087	164,979
Total investments	$269,519	$199,032

Cash equivalents in the tables above exclude cash demand deposits of $54.3 million and $80.8 million as of December 31, 2024 and 2023, respectively. Unrealized gains and losses are included in accumulated other comprehensive loss, and as of December 31, 2024 and 2023 no unrealized losses on available-for-sale securities have resulted from credit risk. All available-for-sale securities held as of December 31, 2024 and December 31, 2023 had contractual maturities of less than one year. No significant available-for-sale securities held as of the periods presented have been in a continuous unrealized loss position for more than 12 months. To date, the Company has not recorded any impairment charges on its investments.

Recurring Fair Value Measurements

As of December 31, 2024 and 2023, the fair value of the Company’s financial assets that are measured at fair value on a recurring basis, which consist of cash equivalents and short-term and long-term investments classified as available-for-sale securities, are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$208,087	$—	$—	$208,087
Money market funds	61,432	—	—	61,432
Total investments	$269,519	$—	$—	$269,519

	Assets at Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$164,979	$—	$—	$164,979
Money market funds	34,053	—	—	34,053
Total	$199,032	$—	$—	$199,032

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The $222.7 million of total cost of the Acquisition consisted of (i) a $210.2 million of cash payment to Clinigen and (ii) $12.5 million of direct transaction costs incurred by the Company. The Option Agreement additionally provides for contingent cash payments consisting of (i) a milestone payment of £41.7 million, or approximately $50.0 million, upon first approval of lifileucel in advanced melanoma, (ii) deferred consideration based on double digit rates on global net sales (as defined in the Option Agreement) payable from the Company to the sellers following the completion of the Acquisition over a deferred consideration term of twelve years, and (iii) after the deferred consideration term, earnout payments payable from the Company to sellers following the completion of the transaction if deferred consideration payments are equal or greater than the deferred consideration amount provided for in the Option Agreement. These contingent payments were determined to be within the scope of ASC 450 and will be recognized when they are both probable and estimable. During the first quarter of 2024, the Company made the required milestone payment of $52.6 million (£41.7 million) upon the approval of the Company’s BLA of Amtagvi®, which was capitalized as an intangible asset and is being amortized over the remaining useful life of such asset. Additionally, $17.5 million (£13.9 million) was added to the carrying value of the acquired developed technology intangible asset, which reflects the deferred tax liability recognized on the temporary differences related to the book and tax basis of the acquired intangible assets.

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

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the assembled workforce was estimated using a replacement cost less depreciation method. The fair value of the assembled workforce is being amortized over an expected useful life of 3 years and is recorded as selling, general, and administrative expense in the Company’s consolidated statement of operations.

The weighted average amortization period the developed technology and assembled workforce is 14.8 years.

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

NOTE 5. INTANGIBLE ASSETS, NET

The gross carrying amounts and net book value of intangible assets as of December 31, 2024 are as follows (in thousands):

	December 31,	December 31,
	2024	2023
Developed technology	$304,939	$238,612
Assembled workforce	643	652
Intellectual property license	7,500	—
Total intangible assets	$313,082	$239,264
Less: accumulated amortization	(30,684)	(10,006)
Intangible assets, net	$282,398	$229,258

The Company recognized amortization expense of $21.2 million and $9.8 million during the years ended December 31, 2024 and December 31, 2023, respectively. Amortization expense for the developed technology and assembled workforce is recorded in cost of sales and selling, general, and administrative expense, respectively, in the consolidated statement of operations for the year ended December 31, 2024.

The total estimated amortization of the Company’s intangible assets the years ending December 31, 2025, 2026, 2027, 2028 and 2029 are $21.5 million, $21.4 million, $21.3 million, $21.3 million, and $21.3 million, respectively.

NOTE 6. INVENTORY

As of December 31, 2024 and December 31, 2023, inventory consists of the following (in thousands):

	December 31,	December 31,
	2024	2023
Raw materials	$27,743	$—
Work in process	8,765	5,749
Finished goods	15,012	4,623
Total inventory	$51,520	$10,372

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. REVENUE

Net revenue for the periods presented represents sales of Amtagvi® and Proleukin® as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Amtagvi®	$103,567	$—	$—
Proleukin®	60,503	1,189	—
Total net revenue	$164,070	$1,189	$—

          Revenue from Proleukin® was primarily related to sales made to specialty distributors and authorized treatment centers (“ATCs”) in the U.S. market to support the commercialization of Amtagvi®. Amtagvi® revenue is recognized upon patient infusion, while Proleukin® revenue is recognized upon transfer of control, either upon shipment or upon delivery to customers, which include specialty distributors, clinical manufacturers, research organizations, and ATCs.

Revenue from product sales was recorded net of GTN adjustments. The following table summarizes GTN adjustments for the periods presented (in thousands):

	Years Ended December 31,
	2024	2023	2022
Gross revenue	$169,170	$1,192	$—
GTN adjustments:
Government rebates and chargebacks	(172)	—	—
Wholesaler fees and cash discounts	(3,226)	(3)	—
Other rebates, returns, discounts and adjustments	(1,702)	—	—
Total GTN adjustments	(5,100)	(3)	—
Net revenue	$164,070	$1,189	$—

Consolidated net product revenue by geographic area for the periods presented is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
United States	$161,043	$—	$—
Rest of world	3,027	1,189	—
Net revenue	$164,070	$1,189	$—

Net product revenue in the U.S. is comprised of Amtagvi® revenue, as well as Proleukin® sales to support the ongoing commercialization of Amtagvi®. Net product revenue to date for the rest of world is comprised of sales of Proleukin® into markets outside of the U.S., primarily into European markets.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the amount and percentage of gross revenue attributable to customers that represented more than 10% of the Company’s gross revenue and all other customers as a group for the years ended December 31, 2024 and December 31, 2023, respectively (in thousands, except percentages):

	Year Ended December 31, 2024		Year Ended December 31, 2023
	$	%	$	%
Customer A	$28,395	17%	$—	0%
Other customers	140,775	83%	1,192	100%
Gross revenue	$169,170	100%	$1,192	100%
GTN adjustments	(5,100)		(3)
Net revenue	$164,070		$1,189

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	December 31,	December 31,
	2024	2023
Leasehold improvements	$67,375	$76,804
Lab, process, and validation equipment	25,477	23,131
Utility equipment	5,990	5,990
Office furniture and equipment	1,998	3,297
Computer software	8,512	7,772
Computer equipment	448	542
Machinery and equipment	363	306
Construction in progress	34,938	24,101
Total property and equipment, cost	$145,101	$141,943
Less: Accumulated depreciation and amortization	(36,020)	(27,913)
Property and equipment, net	$109,081	$114,030

Depreciation and amortization expense for the years ended December 31, 2024, 2023, and 2022 was approximately $12.0 million, $11.6 million and $9.3 million, respectively. As a result of the early termination of the former headquarters lease for the Company’s prior offices, the Company impaired approximately $7.4 million of long-lived assets, which included leasehold improvements, computer equipment and furniture and fixtures (See Note 15 – Leases).

NOTE 9. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2024	2023
Accrued payroll and employee related expenses	$31,910	$34,814
Clinical related	13,017	10,911
Manufacturing related	10,084	10,893
Facilities related	6,748	2,437
Legal and related services	2,466	1,610
Inventory and distribution related	12,471	2,148
Other accrued expenses	5,240	6,593
Total accrued expenses	$81,936	$69,406

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. STOCKHOLDERS’ EQUITY

Common Stock

The Company’s certificate of incorporation, as amended, authorizes the issuance of up to 500,000,000 shares of the Company’s common stock, par value $0.000041666. As of December 31, 2024, 305,252,194 shares of the Company’s common stock were issued and outstanding.

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

For the years ended December 31, 2024, 2023 and 2022, the Company received $200.0 million, $301.7 million, and $189.5 million in net proceeds, net of offering costs, through the sale of 23,127,726 shares, 44,080,226 shares and 29,788,993 shares of its common stock through the 2023 Sale Agreement and/or the 2022 Sale Agreement at a weighted average price per share of $8.82, $6.99 and $6.52, respectively.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock. As of December 31, 2024, 17,000 shares were designated as Series A Convertible Preferred Stock and 11,500,000 shares were designated as Series B Convertible Preferred Stock.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

No shares of Series A Convertible Preferred Stock were converted to common stock during the year ended December 31, 2024 and 2023. As of December 31, 2024, and 2023, 194 shares of Series A Convertible Preferred Stock (that are convertible into 97,000 shares of common stock) remained outstanding.

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

No shares of Series B Convertible Preferred Stock were converted to common stock during the year ended December 31, 2024 and 2023. At December 31, 2024 and 2023, 2,842,158 shares of Series B Preferred Stock (that are convertible into 2,842,158 shares of common stock) remained outstanding.

Equity Incentive Plans

The Company has multiple equity incentive plans under which it grants awards.

As of June 11, 2024, the Company’s stockholders approved the termination of the 2014 Equity Incentive Plan (the “2014 Plan”). In addition, the Company’s stockholders approved the recapture by the 2018 Equity Incentive Plan (the “2018 Plan”) of awards granted under the 2014 Plan that expire, terminate, or are cancelled or forfeited without being settled, vested, or exercised after the stockholders’ approval.

On April 22, 2018, the Company’s Board of Directors (the “Board”) adopted the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (the “2018 Plan”), which was approved by the Company’s stockholders in June 2018. The 2018 Plan as approved initially authorized the issuance up to an aggregate of 6,000,000 shares of common stock in the form of incentive (qualified) stock options, non-qualified options, common stock, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards or any combination of the foregoing. On June 8, 2020, the Company's stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2018 Plan from

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6,000,000 to 14,000,000 shares, which became effective immediately. Additionally, on June 10, 2022, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2018 Plan from 14,000,000 to 20,700,000 shares, which became effective immediately. On June 6, 2023, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 20,700,000 to 29,700,000, which became effective immediately. On June 11, 2024, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 29,700,000 to 36,700,000 and permit share recapture from the 2014 Plan, which became effective immediately. As of December 31, 2024, 8,917,507 shares of common stock were available for grant under the Company’s 2018 Plan, including shares recaptured from the 2014 Plan.

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

The Compensation Committee approved additional amendments to the 2021 Inducement Plan solely to increase the number of shares reserved for issuance under the 2021 Inducement Plan from 1,750,000 to 2,250,000 shares of the Company’s common stock on March 13, 2023, from 2,250,000 to 2,750,000 shares of the Company’s common stock on February 26, 2024, and from 2,750,000 shares to 4,750,000 shares on November 22, 2024 without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, equity awards under the 2021 Inducement Plan may only be made to an employee if such employee is granted such equity awards in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. In addition, awards under the 2021 Inducement Plan may only be made to employees who have not previously been an employee or member of the Board (or any parent or subsidiary of the Company) or following a bona fide period of non-employment of the employee by the Company (or a parent or subsidiary of the Company). As of December 31, 2024, 1,867,121 shares of common stock were available for grant under the Inducement Plan.

Stock Options

A summary of the status of stock options as of December 31, 2024, and the changes during the three years then ended, is presented in the following table:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contract	Value
	Options	Price	Life (Years)	( in thousands)
Outstanding at December 31, 2023	18,899,849	$18.57		$
Issued	1,731,325	9.72
Exercised	(425,925)	7.67
Expired/Cancelled	(1,987,123)	23.78
Outstanding at December 31, 2024	18,218,126	$17.41	6.26	$2,550
Ending vested and expected to vest at December 31, 2024	18,218,126	$17.41	6.26	$2,550
Options exercisable at December 31, 2024	14,137,830	$19.96	5.56	$1,527

As of December 31, 2024, there was $20.8 million of total unrecognized compensation expense related to unvested employee stock options, which the Company expects to recognize over a remaining weighted average period of 1.71years.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average grant date fair value for employee options granted under the Company's stock option plans during the years ended December 31, 2024, 2023, and 2022 was $6.97, $4.91, and $8.29 per option, respectively.

The aggregate intrinsic value in the table above reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year ended December 31, 2024 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2024. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

The aggregate intrinsic value of stock options exercised during the year ended December 31, 2024, 2023, and 2022 were $1.1 million, $0.01 million, and $0.04 million, respectively.

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

The compensation expense related to the 2020 ESPP for the years ended December 31, 2024, 2023 and 2022 was $1.5 million, $1.2 million and $1.3 million, respectively. Under the 2020 ESPP, for the years ended December 31, 2024 and 2023, the Company received proceeds of $3.0 million for the issuance of 497,044 shares and $2.4 million for the issuance of 435,459 shares, respectively. As of December 31, 2024, there was $0.7 million of unrecognized compensation cost associated with the 2020 ESPP, which is expected to be recognized over 5.3 months.

Restricted Stock Units and Performance Restricted Stock Units

In addition to RSUs that have time-based vesting requirements, from time to time the Company may issue RSUs that include certain performance vesting criteria based upon the satisfaction of stated objectives (“PRSUs”). Compensation expense related to PRSUs is based on the grant date fair value of the award and recorded from the period that achievement is determined to be probable through the stated service period associated with the award. There were no unvested PRSUs outstanding as of December 31, 2024.

Activity for RSUs and PRSUs during the years ended December 31, 2024 and 2023 is presented in the following table:

		Weighted
	Number	Average
	of	Grant Date
	RSUs and PRSUs	Fair Value
Outstanding at December 31, 2023	3,453,901	$8.97
Granted	9,924,555	16.53
Vested/Released	(3,150,172)	12.95
Canceled/Forfeited	(680,641)	15.09
Outstanding at December 31, 2024	9,547,643	$15.08
Ending vested and expected to vest at December 31, 2024	9,547,643	$15.08

As of December 31, 2024 and 2023, there was $84.3 million and $19.9 million of unrecognized stock-based compensation expense associated with unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of 1.61

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and 1.65 years, respectively. The aggregate intrinsic value of the unvested RSUs outstanding as of December 31, 2024 was $70.7 million and the aggregate intrinsic value of the unvested RSUs and PRSUs as of December 31, 2023 was $28.1 million.

Stock-Based Compensation

Total stock-based compensation expense related to the Company’s stock-based awards was recorded on the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Cost of sales	$8,554	$—	$—
Research and development	49,270	34,926	50,242
Selling, general, and administrative	51,799	27,699	33,780
Total stock-based compensation expense	$109,623	$62,625	$84,022

The amount included in capitalized inventory for stock-based compensation expense for personnel engaged with manufacturing activities was $1.2 million as of December 31, 2024. No such cost was included in inventory as of December 31, 2023.

Total stock-based compensation expense by type of award was as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Stock option expense	$21,112	$45,340	$58,308
Restricted stock expense	87,025	16,062	24,436
ESPP expense	1,486	1,223	1,278
Total stock-based compensation expense	$109,623	$62,625	$84,022

The following table summarizes the assumptions relating to options granted pursuant to the Company’s equity incentive plans for the years ended December 31, 2023, 2022, and 2021:

	Stock Options			ESPP
	Years Ended December 31,			Years Ended December 31,
Assumptions:	2024	2023	2022	2024	2023	2022
Expected term (years)	5.41 - 5.56	5.18 - 5.37	4.94 - 5.12	0.50	0.5	0.50
Expected volatility	85.03% - 85.85%	83.63% - 84.21%	73.73% - 83.90%	73.85% - 98.85%	72.96% - 83.36%	73.02% - 137.42%
Risk-free interest rate	3.61% - 4.33%	3.59% - 4.60%	1.25% - 4.05%	4.35% - 5.40%	5.38% - 5.40%	1.98% - 4.78%
Expected dividend yield	0%	0%	0%	0%	0%	0%

-	Expected Term (Years)—The expected term of the stock option grants was calculated based on historical exercises, cancellations, and forfeitures of stock options and outstanding option shares.
-	Expected Volatility —The expected volatility is based on the historical volatility for the Company's stock over a period equal to the expected terms of the options.
-	Risk-Free Interest Rate —The risk-free interest rate was based on the market yield currently available on United States Treasury securities with maturities approximately equal to the option’s expected term.
-	Expected Dividend Yield —The Company has never paid dividends and does not expect to pay dividends in the foreseeable future.
-	Forfeiture Rate —The Company recognizes forfeitures as they occur.

Each of the inputs discussed above is subjective and generally requires significant management judgment.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. SEGMENT INFORMATION

The Company operates in one segment, focusing on innovating, developing, and commercializing therapies using its autologous TIL cell therapies for patients with solid tumor cancers. The Company is executing the U.S. launch of Amtagvi®, the first product within its autologous TIL cell therapy platform, while also marketing and distributing its Proleukin®  product used in the Amtagvi® treatment regimen.

The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer, who uses net loss as measurement of segment loss and monitors results against budget to evaluate and assess performance of the Company and resource allocation within the Company. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The table below highlights the Company’s revenue, expenses and net loss for the segment and is reconciled to net loss on a consolidated basis for the year ended December 31, 2024 and 2023.

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2024	2023	$	%
Net sales	$164,070	$1,189	162,881	13,698

Direct cost of goods sold (a)	$83,637	$663
Acquisition related cost of sales (b)	$26,161	$10,092
Royalties	$14,197	$-

Total cost of sales	$123,995	$10,755	113,240	1,053

Expenses

Research and development	$200,361	$278,032	(77,671)	(27.9)
General and administrative	$97,153	$88,960	8,193	9.2
Sales and marketing	$26,986	$21,376	5,610	26.2
Other segment items (c)	$87,752	$46,104	41,648	90.3

Total expenses	$412,252	$434,471	(22,220)	(5.1)

Net loss	$(372,177)	$(444,037)	(71,860)	(16.2)

a)

Direct cost of goods sold represents inventory and period costs related to overhead and manufacturing costs of Amtagvi® as well as costs associated with the purchases and sales of Proleukin®. Also included are manufacturing and period costs incurred for Amtagvi® that do not meet specifications or a patient is unable to receive the infusion (i.e., scrap) unless they can be administered as part of a clinical trial in an expanded or early access program, or single-patient IND, in which cases related costs are recorded as research and development expenses based on the fact the Company receives clinical data related to these infusions. This category is provided to the CODM on a quarterly basis in comparison to that of previous quarters for review as these costs are controllable costs that indicate operating performance of the Company.

b)

Acquisition related cost of sales represents amortization expenses for the developed technology intangible assets and the milestone payment recorded as part of the acquisition of Proleukin® and the fair value step-up of acquired Proleukin® inventory which is recognized as the acquired inventory units are sold. This category is provided to the CODM on a quarterly basis as costs in this category are often reviewed separately in evaluating the performance of the Company because these costs are fixed and uncontrollable costs in nature, and do not affect cashflows of the Company.

c)

Other segment items include costs that are not considered significant expense segments nor reviewed by the CODM on a regular basis. Such amount includes stock-based compensation expenses, interest income, other income and expenses, and income tax benefits.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan covering substantially all U.S. employees under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “IRC”). The Company's matching contribution to the defined contribution plan was $4.7 million, $4.1 million, and $3.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 13. INCOME TAXES

Loss before provision of income taxes consisted of U.S. losses of $359.9 million, $433.5 million, and $395.8 million, and foreign losses of $15.1 million, $14.0 million, and $0.1 million for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively. The Company recorded a tax benefit of $2.8 million and $3.5 million for the years ended December 31, 2024 and December 31, 2023, respectively, which resulted in an effective tax rate of 0.75% and 0.78% respectively. The income tax benefit for the periods presented primarily relates to operations in the United Kingdom and the movement of deferred tax assets and liabilities. No income tax benefit was recorded for the year ended December 31, 2022.

The significant components of the Company’s net deferred tax assets and liabilities are summarized as follows (in thousands):

	As of December 31,
	2024	2023
Deferred income tax assets:
Net operating loss carryforwards	$302,875	$255,639
Stock-based compensation	40,909	28,609
Tax credit carryforwards	66,874	58,565
Lease liabilities	14,759	16,024
Capitalized R&D	137,577	99,107
Reserves and accruals	11,523	6,540
Deferred tax assets before valuation allowance	574,517	464,484
Less: valuation allowance	(557,587)	(446,853)
Net deferred income tax assets	16,930	17,631
Deferred tax liabilities:
Right-of-use assets	(14,228)	(13,381)
Depreciation and amortization	(35,017)	(21,597)
Net deferred tax assets (liabilities)	$(32,315)	$(17,347)

The reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Years ended December 31,
	2024	2023	2022
Federal statutory tax rate	21%	21%	21%
Orphan drug and research credits	2	2	1
Permanent and other differences	(2)	(1)	(1)
Stock-based compensation	(1)	(1)	(1)
State tax, net of federal benefit	10	1	1
	30%	22%	21%
Valuation allowance	(29)%	(21)%	(21)%
Effective tax rate	1%	1%	—%

The Company had net operating loss carryforwards (“NOLs”) for federal, state, and foreign income tax purposes of approximately $1.3 billion, $331.9 million, and $15.2 million, respectively, as of December 31, 2024. $142.4 million of federal NOLs will expire beginning in 2027, while $1.2 billion generated after the recently enacted tax reform will have an indefinite life under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The state NOLs will expire if unused in years 2030 through 2044. The foreign NOLs do not expire. The Company had $80.6 million of federal and $19.0 million of California research and development tax credit and other tax credit carryforwards available to offset future taxable income. The federal credits begin to expire in 2033, and the California research credits have no expiration dates.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s utilization of NOLs and tax credits is subject to an annual limitation due to ownership changes that have occurred previously or that could occur in the future as provided in Section 382 of the Internal Revenue Code (“Section 382”), as well as similar state provisions. Section 382 limits the utilization of NOLs and tax credits when there is a greater than 50% change of ownership as determined under the regulations. Since its formation, the Company has raised capital through the issuance of capital stock and various convertible instruments which, combined with the purchasing shareholders’ subsequent disposition of these shares, has resulted in multiple ownership changes as defined by Section 382, and could result in ownership change in the future upon subsequent disposition. The Company’s utilization of NOLs and Tax Credits may also be adversely affected by future changes in federal and state tax laws and regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management continues to maintain a full valuation allowance against U.S. federal and state net deferred tax assets due to the Company’s cumulative loss position and lack of sufficient positive evidence to support the realizability of its U.S. net deferred tax assets. For the years ended December 31, 2024, 2023 and 2022, the change in the valuation allowance was approximately $110.7 million, $96.4 million, and $82.9 million, respectively.

The Company evaluated the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the Company has taken or expects to take in its tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of NOL carry-forward or amount of tax refundable is reduced) for unrecognized tax benefits because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as income tax expenses in the consolidated statements of operations. Penalties would be recognized as a component of selling, general and administrative expenses in the consolidated statements of operations.

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Unrecognized benefit - beginning of period	$26,107	$21,645	$18,171
Gross decreases - prior period tax positions	—	—	—
Gross increases - current period tax positions	3,747	4,462	3,474
Unrecognized benefit - end of period	$29,854	$26,107	$21,645

No interest or penalties on unpaid tax were recorded during the years ended December 31, 2024, 2023, or 2022. The Company does not anticipate any significant changes within 12 months of this reporting date of its uncertain tax positions.

The Company files tax returns in U.S. federal and state jurisdictions, as well as foreign jurisdictions. The U.S. federal and U.S. state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. The Company is not currently under examination by income tax authorities in federal, state or other foreign jurisdictions.

The Inflation Reduction Act of 2022 (the “Act”), which includes certain new tax measures, was signed into law in August 2022. The Act contains two main tax provisions, a new corporate alternative minimum tax imposed on certain corporations meeting average annual financial statement income of more than $1 billion during a three-year tax period, and an excise tax imposed upon share repurchases by certain publicly traded corporations. The Act is effective for tax years beginning after December 31, 2022; however, the

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

provisions of the Act will not have an impact on the Company’s consolidated financial statements. The Company will continue to monitor the effect of the Act and its impact on the Company.

NOTE 14. LICENSES AND AGREEMENTS

National Institutes of Health (the “NIH”) and the National Cancer Institute (the “NCI”)

Cooperative Research and Development Agreement (the “CRADA”)

In August 2011, the Company signed a five-year CRADA with the NCI to work on the development of adoptive cell immunotherapies in multiple solid tumor types, including unmodified TIL as a stand-alone therapy or in combination, improved methods for the generation and selection of TIL cell therapy with anti-tumor reactivity, and strategies for more potent TILs. The CRADA has been amended since then to, among other things, extend the term of the CRADA, include new indications such as bladder, lung, triple-negative breast, and Human Papilloma Virus (“HPV”)-associated cancers, and modify the focus on the development of unmodified TIL as a stand-alone therapy or in combination, the evaluation in clinical trials of strategies for development of more potent TILs, such as selection of CD39/69 double negative cells and the use of certain inhibitors or other reagents in TIL expansion cultures.

In July 2024, the NCI and the Company entered into a fourth amendment to the CRADA to extend its term by an additional five years to August 2029. The fourth amendment also includes collaboration on preclinical and clinical development of enhanced tumor reactive TIL products for the treatment of a broad range of common epithelial cancers.

Pursuant to the terms of the CRADA, as amended, the Company was required to make quarterly payments of $0.5 million to the NCI for support of research activities through the end of 2024. Commencing in 2025, the Company is required to make quarterly payments of $0.9 million to the NCI for support of research activities through the end of the CRADA’s term. To the extent the Company licenses patent rights relating to a TIL-based product candidate, the Company will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, the Company may be required to supply certain test articles, including TIL, grown and processed under Current Good Manufacturing Practice (“cGMP”) conditions, suitable for use in clinical trials. The Company or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. The Company recorded costs associated with the CRADA of $2.0 million for each of the years ended December 31, 2024, 2023 and 2022, respectively, as research and development expenses.

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

In May 2021, the Company entered into an Amended and Restated Patent License Agreement with NIH, which included the grant of additional exclusive, worldwide patent rights in the indications to interleukin-15 and interleukin-21 cytokine-tethered TIL technology, and expanded the non-exclusive, worldwide field of use to all cancers. In August 2022, the Company entered into a Second Amended and Restated Patent License Agreement with NIH to include additional exclusive, worldwide patent rights to TIL products expressing interleukin-12, expanded rights to TIL selection technologies previously licensed under the Exclusive Patent License Agreement below, and additional non-exclusive, worldwide patent rights to certain technologies related to enhancing TIL potency.

The Second Amended and Restated Patent License Agreement requires the Company to pay royalties based on a percentage of net sales in jurisdictions where patent rights exist, which percentage can fall into a tier that may be less than one percent to mid-single digits depending upon certain events, including the exclusivity of the rights, and the Company expects lower overall royalty payments as a result. The Company is also required to pay potential milestone payments on the achievement of certain clinical, regulatory, and commercial sales milestones for each of the indications and other direct costs incurred by the NIH pursuant to the Second Amended and Restated Patent License Agreement. The Company has made and anticipates making additional payments that could range from several hundred thousand dollars to the mid-single-digit millions of dollars in conjunction with certain development milestones, the approval of a BLA or its foreign equivalent, or the first U.S. and foreign commercial sales of any of its product candidates covered by the Second

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amended and Restated Patent License Agreement. The term of the Second Amended and Restated Patent License Agreement continues until the expiry of the last-to-expire patent rights licensed thereunder, and the agreement contains standard termination provisions. The Company paid and recorded a $0.6 million milestone payment for an intellectual property license that was payable within 60 days of successful completion of the first Company-sponsored Phase 2 clinical study in melanoma, as research and development expenses, for the year ended December 31, 2023. The Company also paid a $1.5 million milestone payment for an intellectual property license that was payable within 60 days of the approval of Amtagvi® for use in the treatment of melanoma, and a $6.0 million milestone payment for an intellectual property license that was payable within 60 days of the approval of the first commercial sale of Amtagvi® for use in the treatment of melanoma in the U.S. in accordance with the requirements of the Second Amended and Restated Patent License Agreement. Both aforementioned milestone payments have been capitalized and recorded as intangible assets on the consolidated balance sheet. During the year ended December 31, 2024, the Company recorded $0.7 million, as a component of cost of sales related to amortization of the milestone payments. No expenses were recorded for the years ended December 31, 2023 and 2022.

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

H. Lee Moffitt Cancer Center

Research Collaboration and Clinical Grant Agreements with Moffitt

In June 2020, the Company entered into a Sponsored Research Agreement (the “SRA”) with the H. Lee Moffitt Cancer Center (“Moffitt”), with a term that ended either upon completion of the research thereunder or on July 1, 2022, whichever is sooner. The SRA has been extended multiple times and currently has an expiration date of May 31, 2025. The Company recorded research and development costs of $0.2 million, $0.2 million and $0.6 million for each of the years ended December 31, 2024, 2023 and 2022, respectively.

The University of Texas M.D. Anderson Cancer Center

Strategic Alliance Agreement

In April 2017, the Company entered into a Strategic Alliance Agreement (the “SAA”) with The University of Texas M.D. Anderson Cancer Center (“MDACC”) under which the Company and MDACC agreed to conduct clinical and preclinical research studies. The Company agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA, of which approximately $5.3 million has been funded to date and has been recorded as research and development expense. In return, the Company acquired all rights to inventions resulting from the studies and has been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of MDACC reasonably necessary to exploit, including the commercialization thereof. The Company has also been granted certain rights in clinical data generated by MDACC outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt by the Company of all deliverables due from MDACC thereunder. On March 28, 2024, the Company and MDACC entered into the first amendment to the SAA, under which both parties agreed to conduct additional preclinical research studies. The Company recorded a benefit of $0.4 million, for the year ended December 31, 2024, as a result of finalization of the cost reconciliation. For the years ended December 31, 2023 and 2022, the Company recorded $0.0 and $0.2 million associated with the SAA as research and development expenses, respectively.

WuXi Advanced Therapies, Inc.

In November 2016, the Company entered into a manufacturing services agreement (the “First Wuxi MSA”) with WuXi Apptec, Inc. (“WuXi Apptec”) pursuant to which WuXi Apptec agreed to provide manufacturing and other services for two cGMP manufacturing suites for clinical manufacturing and related testing services. The First WuXi MSA was amended and restated in December 2017, further amended and restated and assigned to the Company’s subsidiary Iovance Biotherapeutics Manufacturing LLC (“Iovance Manufacturing LLC”), and Wuxi Advanced Therapies, Inc. in January 2020, and further amended in November 2020 and December 2021. The First WuXi MSA expired in November 2022.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2022, Iovance Manufacturing LLC entered into an additional three-year manufacturing and services agreement (the “Second Wuxi MSA”) with WuXi Advance Therapies, Inc. and its parent company, WuXi Apptec Co., Ltd (collectively, “WuXi”). Under the Second WuXi MSA, Iovance Manufacturing LLC entered into a statement of work for two cGMP manufacturing suites to be operated by WuXI for Iovance Manufacturing LLC to support clinical and commercial manufacturing and related testing services. The Second WuXi MSA and its related statement of work superseded the statements of work under the First WuXi MSA with respect to manufacturing in the two suites and expire on December 31, 2025. Iovance Manufacturing LLC may unilaterally terminate the statement of work for clinical and commercial manufacturing with written notice of written notice of 6 months in year 3 of the term. The Company recorded costs associated with agreements with WuXi of $25.0 million, $17.3 million, and $14.2 million for the years ended December 31, 2024, 2023, and 2022, respectively, as costs and expenses included in the consolidated statement of operations or as inventory in the consolidated balance sheets.

Cellectis S.A.

In December 2019, the Company entered into a research collaboration and exclusive worldwide license agreement whereby the Company will license gene-editing technology from Cellectis S.A. (“Cellectis”), a clinical-stage biopharmaceutical company, to develop TIL cell therapies that have been genetically edited, including a PD-1 inactivated product that the Company refers to as IOV-4001. Financial terms of the license include annual license payments and development, regulatory and sales milestone payments from the Company to Cellectis, as well as royalty payments based on net sales of TALEN®-modified TIL products. The Company recorded costs associated with the license agreement with Cellectis of $0.4 million for each of the years ended December 31, 2024, 2023, and 2022, respectively, as research and development expense.

Novartis Pharma AG and Related Entities

In January 2020, the Company obtained a license from Novartis Pharma AG (“Novartis”) to develop and commercialize an antibody cytokine engrafted protein, which the Company refers to as IOV-3001. Under the agreement, the Company paid an upfront payment to Novartis and may pay future milestones related to initiation of patient dosing in various phases of clinical development for IOV-3001 and approval of the product in the U.S., EU and Japan. Novartis is also entitled to low-to-mid single digit percentage royalties from commercial sales of the product. The Company recorded costs associated with the license agreement from Novartis of $10.0 million as research and development expenses for the year ended December 31, 2020. No expenses were recorded for the years ended December 31, 2024, 2023 and 2022, respectively.

On May 18, 2023, as part of the completion of the Acquisition, the Company inherited two historical asset purchase agreements, one historical master cell bank license and working cell bank transfer agreement and one historical license agreement from Clinigen with Novartis AG, Novartis Pharma AG and Novartis Vaccines and Diagnostics, Inc. pursuant to which, among other things, the Company may be required to make future milestone payments based on net sales (as defined in the relevant underlying agreements) in the U.S. and the rest of world, which includes any and all sales outside of the U.S. The maximum amount of these milestone payments payable under these agreements is $30.0 million upon reaching several certain net sales amounts in the United States and $15.0 million upon reaching several certain net sales amounts in the rest of the world, of which 25% of each milestone payment will be reimbursed by Clinigen by deduction from the deferred consideration due under the Option Agreement in the period such milestone payment is made. To date, the net sales milestones have not been achieved, and, therefore, no payments were made under these agreements for the years ended December 31, 2024 and 2023, respectively.

Boehringer Ingelheim Biopharmaceuticals GmbH

On May 18, 2023 as part of the completion of the Acquisition, the Company inherited a manufacturing and supply agreement from Clinigen with Boehringer Ingelheim Biopharmaceuticals GmbH (“BI”) pursuant to which BI will carry out the processing, manufacturing and supply of Proleukin® in unlabeled vials. The term of this agreement is through October 2025, with automatic renewals for a period of two years unless terminated as permitted by the contract. Under this agreement, the Company must purchase a minimum number of vials each year at fixed prices determined by vial batch size. The total estimated purchase obligations under this agreement for the years ending December 31, 2025, 2026 and 2027, are $13.6 million, $7.2 million, and $6.4 million, respectively.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. LEASES

Operating Leases

The Company leases corporate office space in San Carlos, California, manufacturing, research and development lab facilities and office space in Philadelphia, Pennsylvania, including 136,000 square feet of commercial manufacturing and lab space at the iCTC, and research and development lab facilities in Tampa, Florida. The determination whether an arrangement is a lease occurs at inception, and for leases with terms greater than 12 months, the Company records a related right-of-use asset and lease liability at the present value of lease payments over the term. Many leases include fixed rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. The Company’s leases do not provide an implicit rate, and thus the Company estimated the incremental borrowing rate in calculating the present value of the lease payments.

The Company’s leases have remaining lease terms that range from less than one year to approximately 16 years. Some of the Company’s leases include one or more options to renew with renewal terms that can extend the lease for additional years, or options to terminate the leases, both at the Company’s discretion. The Company’s leases may include options to extend or terminate the lease, which is considered in the lease term when it is reasonably certain that the Company will exercise any such options. Lease expense for minimum lease payments is recognized on a straight-line basis based on the fixed components of a lease arrangement.

Variable lease cost is determined based on performance or usage in accordance with the contractual agreements and not based on an index or rate. Such costs that are not fixed in nature are recognized as incurred.

The Company also leases certain furniture and equipment that has a lease term of 12 months or less. Since the lease agreements do not include an option to purchase the underlying asset, the Company elected not to apply the recognition requirements of Topic 842 for short-term leases, however, the lease costs that pertain to the short-term leases are disclosed in the components of lease costs table below.

Relocation of the Headquarters Office Lease

On November 15, 2024, the Company entered into a sublease agreement (the “New Headquarters Lease”) to relocate its office within the same building of its former San Carlos headquarters to lease approximately 16,731 square feet office space with the lease term of 24 months. The New Headquarters Lease commenced on December 15, 2024 and includes two options to extend the terms of the lease for 12 months each, exercisable under certain conditions and at a rate increase by 3% from the applicable monthly base rent of approximately $0.1 million. Upon the commencement date, the Company recognized operating lease liabilities and right-of-use assets of $2.3 million.

Simultaneously, the Company entered into an Agreement for Termination of Lease and Voluntary Surrender of Premises with its landlord related to its lease for its then existing and now former headquarters location to surrender 49,918 square feet office and laboratory space and paid an early lease termination payment to its landlord of $0.6 million and $2.5 million of related brokerage fees. In accordance with ASC 842, the termination of this lease resulted in derecognition of right-of-use assets and corresponding lease liabilities of $13.7 million and $22.3 million, respectively, which resulted in a $8.6 million gain, partially offset by the aforementioned lease termination related fees, recorded as interest and other income, net in the consolidated statement of operations for the year ended December 31, 2024.

In addition, as a result of the early termination of the former headquarters lease, the Company impaired approximately $7.4 million of long-lived assets, which included leasehold improvements, and furniture and fixtures, previously funded by the landlord through a tenant improvement allowance for the former corporate headquarters office lease  (as discussed further below), and is included in the research and development expenses and selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2024.

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

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Further, the Company controls the use of the facilities by obtaining all of the economic benefits from the use of the facilities and directs the use of the facilities throughout the period of use. The terms of the CMO contracts include options to terminate the lease with advance notice of five to six months. The termination clauses and extension clauses are included in the calculation of the lease term for each of the CMOs when it is reasonably certain that it will not exercise such options.

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

The balance sheet classification of the Company’s right-of-use asset and lease liabilities was as follows (in thousands):

	December 31,	December 31,
	2024	2023
Operating lease right-of-use assets	$55,201	$62,515
Operating lease liabilities
Current portion included in current liabilities	12,896	7,777
Long-term portion included in non-current liabilities	44,365	67,085
Total operating lease liabilities	$57,261	$74,862

The following table summarizes components of lease expenses, which were included in total expenses in the Company’s consolidated statements of operations and in inventory in the consolidated balance sheets, and other information related to the Company’s operating leases as follows (in thousands, except weighted-average remaining lease terms and discount rates):

	For the Year	For the Year
	Ended	Ended
	December 31, 2024	December 31, 2023
Operating lease cost	$16,484	$17,786
Variable lease cost	3,995	7,629
Short-term lease cost	431	335
Total lease cost	$20,910	$25,750

Other information
Cash paid for amounts included in the measurement of lease liabilities included in cash flows from operations	$18,120	$16,871
Right-of-use assets obtained from entering new leases	$2,306	$177
Increase in right-of-use assets from lease modifications	$818	$1,033
Weighted-average remaining lease terms (years)	12.83	13.09
Weighted-average discount rates	7.9%	7.4%

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024, maturities of the Company's operating lease liabilities were as follows (in thousands):

		CMO
	Facility	embedded
Year Ending December 31,	leases	leases	Total
2025	$6,039	$10,910	$16,949
2026	5,452	—	5,452
2027	4,307	—	4,307
2028	4,393	—	4,393
2029	4,481	—	4,481
Thereafter	57,496	—	57,496
Total lease payments	$82,168	$10,910	$93,078
Less: Present value adjustment	(35,179)	(638)	(35,817)
Operating lease liabilities	$46,989	$10,272	$57,261

          For its former corporate headquarters office, the lease agreement included a tenant improvement allowance of up to $8.2 million that was utilized to fund the acquisition of certain assets in the former corporate headquarters. In the years ended December 31, 2022, and 2021, the Company received reimbursements associated with this tenant improvement allowance of $6.4 million and $1.6 million, respectively. As the tenant improvement allowance was fully utilized, no additional reimbursements were received subsequent to December 31, 2022.

NOTE 16. LEGAL PROCEEDINGS

Shumacher Derivative Lawsuit. On December 11, 2020, a purported stockholder derivative complaint was filed by plaintiff Leo Shumacher against the Company, as nominal defendant, and then current directors, as defendants, in the Court of Chancery in the State of Delaware (the “Court of Chancery”). The complaint alleges breach of fiduciary duty and a claim for unjust enrichment in connection with alleged excessive compensation of certain non-executive directors of the Company and seeks unspecified damages on behalf of the Company. The parties agreed to a proposed settlement, which was submitted to the Court of Chancery on June 15, 2022. After a hearing on November 17, 2022, the Court of Chancery required the parties to take additional steps before it would approve the settlement. The Company, as nominal defendant, and its current directors, as defendants, answered the complaint on February 3, 2023. The parties agreed to a revised proposed settlement, which was submitted to the Court of Chancery on March 12, 2024. On July 17, 2024, the Court of Chancery declined to approve the settlement. The case will proceed to discovery. On January 17, 2025, a non-party stockholder (The Paul Berger Revocable Trust), which objected to the revised proposed settlement, filed a derivative complaint and letter with the Court suggesting consolidation. The Company intends to vigorously defend against these complaints.

Ohio Laborers Derivative Lawsuit. On September 11, 2024, a purported stockholder derivative complaint was filed by plaintiff Northern California Pipe Trades Trust Fund against the Company, as nominal defendant, and certain directors, as defendants, in the Court of Chancery. The complaint alleges breach of fiduciary duty in connection with the February 2024 underwritten public offering of 23,014,000 shares of the Company’s common stock. On November 22, 2024, the defendants filed a motion to dismiss the complaint. On December 5, 2024, the plaintiff filed an amended complaint adding an additional director defendant. On January 10, 2025, defendants filed a motion to dismiss the amended complaint. On February 3, 2025, the Court approved substitution of Laborers’ District Council and Contractors’ Pension Fund of Ohio (“Ohio Laborers”) as representative plaintiff. The Company intends to vigorously defend against this complaint.

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

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In its counterclaims, the Company is seeking damages in an amount exceeding $0.5 million and an order rescinding any and all agreements that the Solomon Plaintiffs contend entitled them to obtain shares of Company stock. On May 12, 2020, the court granted the Company’s motion for summary judgment limiting the Solomon Plaintiffs’ damages for the Equity Claim to $47,420. The Solomon Plaintiffs filed a notice of appeal of this summary judgment on June 9, 2020. On July 2, 2020, the court granted the Company’s motion to dismiss the First Solomon Suit for want of prosecution. On January 4, 2021, the court granted the Solomon Plaintiffs motion for reconsideration and reinstituted the case. On January 15, 2021, the Company filed a notice of appeal of the court’s grant of the Solomon Plaintiffs motion for reconsideration. On May 11, 2021, the Appellate Division upheld the court’s grant of the Solomon Plaintiffs’ motion for reconsideration of the dismissal of the First Solomon Suit for want of prosecution. On January 22, 2025, Solomon Sharbat and Shelhav Raff (through new legal counsel) filed a motion for leave to file an amended complaint in the First Solomon Suit.

On September 27, 2019, the Solomon Plaintiffs filed a new lawsuit (through new legal counsel) (the “Second Solomon Suit”) titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Iovance Biotherapeutics, Inc., f/k/a/ Lion Biotechnologies Inc. f/k/a/ Genesis Biopharma Inc., and Manish Singh in the Supreme Court of the State of New York, County of New York (index no. 655668/2019). In the Second Solomon Suit, the Solomon Plaintiffs allege that they are third party beneficiaries of a “finder’s fee agreement” that prior management entered into with a third party unlicensed entity in 2012 in connection with seeking financing, that an agreement or understanding existed between the Company and the plaintiffs that the plaintiffs would be paid fees and commissions (in cash and stock) if they obtained financing for the Company, and that they directly and indirectly introduced investors to the Company who invested in the Company, or were willing to invest in the Company. Finally, the Solomon Plaintiffs allege that they were promised a license to use the Company’s technology in Israel. The plaintiffs claim that the Company breached the foregoing understandings, promises and agreements and, as a result, they are entitled to certain damages. The Solomon Plaintiffs also allege that Manish Singh, the Company’s former Chief Executive Officer, committed fraud and took shares belonging to them. On February 18, 2020, the Company filed a removal petition and removed the Second Solomon Suit to the U.S. District Court for the Southern District of New York (the “District Court”), where the case has been assigned case no. 1:20-cv-1391. On May 22, 2020, the Company moved to dismiss the Second Solomon Suit for lack of personal jurisdiction. On March 26, 2021, the District Court denied the Company’s motion to dismiss for lack of personal jurisdiction. The Company filed a response to the complaint in the Second Solomon Suit on April 30, 2021. On May 26, 2021, the Company and Singh filed motions for judgment on the pleadings with respect to the second and third claims asserted against the Company and all claims asserted against Singh, respectively, in the Second Solomon Suit. On January 5, 2022, the District Court granted the Company’s motions for judgment on the pleadings, dismissing the second and third claims against the Company and dismissing all claims against Singh. On January 4, 2023, the District Court granted in part the Company’s motion for sanctions against the Solomon Plaintiffs for violating Rule 11 of the Federal Rules of Civil Procedure, in a decision and order that dismissed the Solomon Plaintiffs’ first claim against the Company, denied the Solomon Plaintiffs’ motion for leave to amend the complaint, and ordered the Solomon Plaintiffs to pay the Company’s attorneys’ fees incurred in connection with the Rule 11 motion. Following the District Court’s decision and order on the Rule 11 motion, only the Solomon Plaintiffs’ fifth and sixth claims, for unjust enrichment and indemnification, respectively, remained pending against the Company. On October 26, 2023, the District Court granted the Company’s motion for summary judgment and dismissed the Solomon Plaintiffs’ fifth and sixth claims. On October 27, 2023, the District Court entered judgment for the Company and closed the Second Solomon Suit. On November 10, 2023, the Company filed a motion for attorneys’ fees as the prevailing party in the action. On December 1, 2023, the Solomon Plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit, appealing the District Court’s orders (a) granting the motions for judgment on the pleadings filed on behalf of Singh and the Company, (b) granting the Company’s Rule 11 motion, (c) denying the Solomon Plaintiffs’ motions to compel discovery and re-open discovery, and (d) granting the Company’s summary judgment motion. On December 22, 2023, the Company filed a motion for an order requiring the Solomon Plaintiffs to post an appeal bond, to ensure payment of the Company’s appellate fees and costs should the Company prevail on the appeal. On May 9, 2024, the District Court issued an order granting the Company’s motions for attorneys’ fees and for an appeal bond. On June 28, 2024, the Company filed motions to dismiss the appeal on the grounds that the Solomon Plaintiffs (a) do not have an opening brief on file, which the Second Circuit Court denied, and (b) have not filed an appeal bond. The District Court entered judgment in favor of the Company on September 23, 2024, including

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a monetary award pursuant to the District Court’s Rule 11 order and orders for attorneys’ fees and costs. On October 9, 2024, the Second Circuit Court stated that it will dismiss the appeal unless the Solomon Plaintiffs post the appeal bond by October 23, 2024. The Solomon Plaintiffs then moved for an extension of time until November 23, 2024 to post the appeal bond. The Company filed an opposition to the motion. The Second Circuit Court denied the Solomon Plaintiffs’ motion for an extension of time on November 7, 2024, and dismissed the appeal on November 8, 2024.

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