Form 10-Q
period 2025-03-31
IOVANCE BIOTHERAPEUTICS, INC.
filed 2025-05-08
CIK 1425205

+-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to    .

Commission File Number 001-36860

IOVANCE BIOTHERAPEUTICS, INC.

(Exact name of issuer as specified in its charter)

Delaware	75-3254381
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

825 Industrial Road, Suite 100, San Carlos, CA 94070

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

As of April 30, 2025, the issuer had 333,934,387 shares of common stock, par value $0.000041666 per share, outstanding.

IOVANCE BIOTHERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2025

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

PART I. FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except share and per share information)

	March 31,	December 31,
	2025	2024
ASSETS

Current Assets
Cash and cash equivalents	$171,668	$115,694
Restricted cash	559	—
Trade accounts receivable	70,938	69,340
Short-term investments	188,045	208,087
Inventory	65,545	51,520
Prepaid expenses and other assets	15,894	12,377
Total Current Assets	512,649	457,018

Property and equipment, net	111,584	109,081
Intangible assets, net	285,356	282,398
Operating lease right-of-use assets	50,903	55,201
Restricted cash	5,822	6,359
Long-term assets	426	369
Total Assets	$966,740	$910,426

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$28,489	$27,509
Accrued expenses and other liabilities	84,705	81,936
Note payable - current	1,000	—
Operating lease liabilities	8,499	12,896
Total Current Liabilities	122,693	122,341

Non-Current Liabilities
Operating lease liabilities – non-current	44,220	44,365
Deferred tax liabilities	31,962	32,315
Long-term note payable	—	1,000
Total Non-Current Liabilities	76,182	77,680
Total Liabilities	198,875	200,021

Commitments and contingencies

Stockholders’ Equity
Series A Convertible Preferred stock, $0.001 par value; 17,000 shares designated, 194 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Series B Convertible Preferred stock, $0.001 par value; 11,500,000 shares designated, 1,932,667 and 2,842,158 shares issued and outstanding as of March 31, 2025 and December 31, 2024 respectively	2	3
Common stock, $0.000041666 par value; 500,000,000 shares authorized, 333,934,387 and 305,252,194 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	14	13
Accumulated other comprehensive loss (income)	6,294	(1,046)
Additional paid-in capital	3,262,270	3,095,987
Accumulated deficit	(2,500,715)	(2,384,552)
Total Stockholders’ Equity	767,865	710,405
Total Liabilities and Stockholders’ Equity	$966,740	$910,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited; in thousands, except per share information)

	Three Months Ended
	March 31,
	2025	2024
Revenue
Product revenue	$49,324	$715
Total revenue	49,324	715

Costs and expenses
Cost of sales	$49,741	$7,261
Research and development	76,879	79,783
Selling, general, and administrative	43,925	31,393
Total costs and expenses	170,545	118,437
Loss from operations	(121,221)	(117,722)
Other income
Interest and other income, net	3,220	3,338
Net Loss before income taxes	$(118,001)	$(114,384)
Income tax benefit	1,838	1,408
Net Loss	$(116,163)	$(112,976)
Net Loss Per Share of Common Stock, Basic and Diluted	$(0.36)	$(0.42)
Weighted Average Shares of Common Stock Outstanding, Basic and Diluted	322,868	266,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited; in thousands)

	Three Months Ended
	March 31,
	2025	2024
Net Loss	$(116,163)	$(112,976)
Other comprehensive loss:
Unrealized gain on investments	(110)	(69)
Foreign currency translation adjustment	7,450	(2,341)
Comprehensive Loss	$(108,823)	$(115,386)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2025 and 2024

(unaudited; in thousands, except share information)

	Series A		Series B
	Convertible		Convertible				Additional	Accumulated other		Total
	Preferred Sock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - December 31, 2024	194	$—	2,842,158	$3	305,252,194	$13	$3,095,987	$(1,046)	$(2,384,552)	$710,405
Stock-based compensation expense	—	—	—	—	—	—	22,970	—	—	22,970
Common stock issued upon purchase of employee stock purchase plan	—	—	—	—	—	—	—	—	—	—
Vesting of restricted shares issued for services	—	—	—	—	3,558,628	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(1,387,901)	—	(5,644)	—	—	(5,644)
Common stock issued upon exercise of stock options	—	—	—	—	2,586	—	15	—	—	15
Common stock sold in public and/or at the market offering, net of offering costs	—	—	—	—	25,599,389	1	148,941	—	—	148,942
Common stock issued from preferred stock conversion	—	—	(909,491)	(1)	909,491	—	1	—	—	—
Unrealized gain on investments	—	—	—	—	—	—	—	(110)	—	(110)
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	7,450	—	7,450
Net loss	—	—	—	—	—	—	—	—	(116,163)	(116,163)
Balance - March 31, 2025	194	$—	1,932,667	$2	333,934,387	$14	$3,262,270	$6,294	$(2,500,715)	$767,865

Balance - December 31, 2023	194	$—	2,842,158	$3	256,135,715	$11	$2,594,448	$2,526	$(2,012,375)	$584,613
Stock-based compensation expense	—	—	—	—	—	—	17,773	—	—	17,773
Vesting of restricted shares issued for services	—	—	—	—	880,242	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(315,371)	—	(4,701)	—	—	(4,701)
Common stock sold in public and/or at the market offerings, net of offering costs	—	—	—	—	23,014,000	1	197,360	—	—	197,361
Common stock issued upon exercise of stock options	—	—	—	—	41,753	—	364	—	—	364
Unrealized gain on investments	—	—	—	—	—	—	—	(69)	—	(69)
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	(2,341)	—	(2,341)
Net loss	—	—	—	—	—	—	—	—	(112,976)	(112,976)
Balance - March 31, 2024	194	$—	2,842,158	$3	279,756,339	$12	$2,805,244	$116	$(2,125,351)	$680,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(116,163)	$(112,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	22,915	17,178
Unrealized foreign exchange gains	59	(96)
Amortization of intangible assets	5,406	4,633
Amortization of right of use asset	2,870	2,296
Depreciation and amortization of property and equipment	2,789	2,978
Deferred tax benefit	(1,838)	(1,408)
Accretion of discounts and premiums on investments	(2,146)	(2,335)
Loss on asset disposals	44	—
Changes in assets and liabilities:
Prepaid expenses, other assets and long-term assets	(3,251)	5,888
Trade accounts receivable	(1,598)	(83)
Inventory	(13,970)	(6,735)
Operating lease liabilities	(3,113)	(2,789)
Accounts payable	2,052	(5,815)
Accrued expenses and other liabilities	2,250	(23,015)
Net cash used in operating activities	(103,694)	(122,279)

Cash Flows from Investing Activities
Maturities of investments	120,000	87,000
Purchase of investments	(97,922)	(141,762)
Cash paid for acquisition, including contingent consideration, net of cash acquired	—	(52,573)
Purchase of property and equipment	(6,211)	(4,171)
Net cash used in investing activities	15,867	(111,506)

Cash Flows from Financing Activities
Tax payments related to shares withheld for vested restricted stock units	(5,644)	(4,701)
Proceeds from the issuance of common stock upon exercise of options	15	364
Proceeds from the issuance of common stock, net	148,944	197,913
Net cash provided by financing activities	143,315	193,576
Effect of foreign exchange rate changes	508	(491)
Net increase in cash, cash equivalents and restricted cash	55,996	(40,700)
Cash, Cash Equivalents and Restricted Cash Beginning of Period	122,053	181,318
Cash, Cash Equivalents and Restricted Cash End of Period	$178,049	$140,618

Supplemental disclosure of non-cash investing and financing activities:
Net unrealized loss on investments	110	69
Acquisition of property and equipment included in accounts payable and accrued expenses	6,491	683
Intangible asset and deferred tax liability arising from contingent consideration	—	17,495
Accrued offering costs in accounts payable and accrued expenses	—	552
Conversion of convertible preferred stock to common stock	1	—
Increase / (decrease) in lease liabilities due to obtaining/(reduction) in right-of-use assets from lease modifications	(1,429)	11,297

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

Beyond the U.S., the Company plans to launch Amtagvi® into additional markets with a high prevalence of advanced melanoma, including the European Union (“EU”), United Kingdom (“UK”), Canada, Switzerland, and Australia. In June 2024, the Company submitted a centralized marketing authorization application (“MAA”) to the European Medicines Agency (“EMA”) for lifileucel. In August 2024, the MAA was validated and accepted for review by the EMA. In October 2024, an MAA was submitted to the Medicines and Healthcare products Regulatory Agency in the UK. A new drug submission (“NDS”) was deemed eligible for Notice of Compliance with Conditions (“NOC/c”) by Health Canada and submitted in December 2024 and then accepted in January 2025. The NOC/c policy includes a prioritized 200-day review process for potential NDS approval in mid-2025. If approved, lifileucel is expected to be the first and only approved therapy in this treatment setting in these markets. Across the U.S. and other targeted global markets, Amtagvi® has the potential to address more than 20,000 previously treated advanced melanoma patients annually.

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

Basis of Presentation of Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company's financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2025 or for any other period. The condensed consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2025.

Liquidity

As of March 31, 2025, the Company had $366.1 million in cash, cash equivalents, short term-investments, and restricted cash ($171.7 million of cash and cash equivalents, $188.0 million in short-term investments, and $6.4 million in restricted cash). The Company has recently launched its first internally developed commercial product and continues to be engaged in the development of therapeutics to fight cancer, specifically solid tumors. With the recent approval of the Biologics License Application (“BLA”), the Company began to generate revenue from the sale of its product Amtagvi® in the second quarter of 2024. Furthermore, following the acquisition of the worldwide rights to Proleukin® (as discussed below in Note 4 - Proleukin® Acquisition) in 2023, the Company began to generate revenue from the sales of Proleukin®. However, such revenues for Amtagvi® and Proleukin® may not be material enough to generate positive operational cash flows during the 12 months from the date the condensed consolidated financial statements are issued and this Form 10-Q is filed. The Company has incurred a net loss of $116.2 million for the three months ended March 31, 2025 and used $103.7 million of cash in its operating activities during the three months ended March 31, 2025.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents, and Investments

The Company’s cash and cash equivalents include short-term investments with original maturities of three months or less when purchased. The Company's investments are classified as “available-for-sale.” The Company includes these investments in current assets or non-current assets in the condensed consolidated balance sheets based on the length of maturity from the reporting date and carries them at fair value. Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive loss. Impairment losses related to credit losses (if any) are recorded as an allowance for credit losses with an offsetting entry to Interest and other income, net. No impairment losses related to credit losses were recognized for the three months ended March 31, 2025 and 2024. The cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in Interest and other income, net in the condensed consolidated statements of operations. Gains and losses on securities sold are recorded based on the specific identification method and are included in Interest and other income, net in the condensed consolidated statements of operations. The Company has not incurred any realized gains or losses from sales of securities to date. The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities and commercial paper, and places restrictions on maturities and concentration by type and issuer, except for securities issued by the U.S. government.

Restricted Cash

As of March 31, 2025 and December 31, 2024, restricted cash totaled $6.4 million. These amounts have been classified as either current or non-current assets in the Company’s condensed consolidated balance sheet based on the maturity date of the underlying letter of credit agreement.

The Company maintains a required minimum balance in segregated bank accounts in connection with its letters of credit for which amounts are restricted as to their use by the Company. As of March 31, 2025, the Company’s letters of credit were primarily comprised of a letter of credit for the benefit of the iCTC used as a security deposit for the lease in the amount of $5.45 million and a letter of credit for $0.6 million for the benefit of the landlord for the Company’s headquarters lease (See Note 13 - Leases). The letter of credit for $5.45 million originally expired on May 28, 2020, however, it automatically extends for additional one-year periods, without written agreement, to May 28 in each succeeding calendar year, through at least 60 days after the lease expiration date. Further, on the expiration of the seventh year of the lease, and each anniversary date thereafter, the letter of credit may be decreased by $1.0 million, with a minimum security deposit of $1.5 million maintained through the end of the lease term. The letter of credit with the landlord for the Company’s headquarters lease expires on February 1, 2032, however, it will be automatically extended, without written agreement, for one-year periods to February in each succeeding calendar year.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash, reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31,
	2025	2024
Cash and cash equivalents	$171,668	$134,188
Restricted cash	6,381	6,430
Total cash, cash equivalents and restricted cash	$178,049	$140,618

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

Deferred tax liabilities arising from basis differences in assets acquired are calculated using the simultaneous equations method under ASC Topic 740, Income Taxes (“ASC 740”), and based on the effective tax rate. The resulting deferred tax liability is recorded in the condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024.

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

Proleukin® inventories presented in the condensed consolidated balance sheet as of March 31, 2025 include a step-up of the fair value of inventories as a result of the acquisition of the worldwide rights to Proleukin®.

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

Cost of sales includes inventory and period costs related to overhead and manufacturing costs of Amtagvi® during the three month period ended March 31, 2025 and during the period from approval through March 31, 2024, as well as the cost of inventories and other costs that are directly associated with the purchase and sales of Proleukin®. In addition, cost of sales in the Company’s condensed consolidated statements of operations includes royalties payable on sales of its products, as well as non-cash expenses including amortization of the fair value step-up of acquired Proleukin® inventory which is recognized as the acquired inventory units are sold, the acquired intangible asset related to developed technology, and the intellectual property license intangible assets.

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

The Company reviews intangible assets for impairment at least annually and whenever events or changes in circumstances have occurred which could indicate that the carrying value of the assets are not recoverable. If such indicators are present, the Company assesses the recoverability of affected assets by determining if the carrying value of the assets is less than the sum of the undiscounted future cash flows of the assets. If the assets are found to not be recoverable, the Company measures the amount of impairment by comparing the carrying value of the assets to their fair values. The Company determined that no indicators of impairment existed as of March 31, 2025.

Leases

The Company determines if an arrangement includes a lease at inception and thereafter, if modified. Operating leases are included in its condensed consolidated balance sheets as operating lease right-of-use assets and operating lease liabilities as of March 31, 2025 and December 31, 2024. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date or modification date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses an estimated incremental borrowing rate that is applicable to the Company based on the information available at the later of the lease commencement or modification date.

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

As of March 31, 2025 and 2024, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive:

	March 31,
	2025	2024
Stock options	18,798,667	18,697,395
Restricted stock units	12,160,195	12,080,735
Employee Stock Purchase Plan	367,096	296,751
Series A Convertible Preferred Stock*	97,000	97,000
Series B Convertible Preferred Stock*	1,932,667	2,842,158
	33,355,625	34,014,039

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

Segment Reporting

The Company operates in one segment, focused on innovating, developing and commercializing therapies using autologous TIL for patients with solid tumor cancers. See Note 11 – Segment Information.

Recently Issued Accounting Pronouncements

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

NOTE 3. CASH EQUIVALENTS AND INVESTMENTS

The amortized cost and fair value of cash equivalents and investments as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of March 31, 2025	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$204,951	$7	$—	$204,958
Money market funds	107,250	—	—	107,250
Total investments	$312,201	$7	$—	$312,208

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2024	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$207,970	$117	$—	$208,087
Money market funds	61,432	—	—	61,432
Total investments	$269,402	$117	$—	$269,519

The fair value of cash equivalents and investments as of March 31, 2025 and December 31, 2024, are classified as follows in the Company’s condensed consolidated balance sheets (in thousands):

	March 31,	December 31,
Classified as:	2025	2024
Cash equivalents	$124,163	$61,432
Short-term investments	188,045	208,087
Total investments	$312,208	$269,519

Cash equivalents in the tables above exclude cash demand deposits of $47.5 million and $54.3 million as of March 31, 2025 and December 31, 2024, respectively. Unrealized gains and losses are included in accumulated other comprehensive loss, and as of March 31, 2025 and December 31, 2024, no unrealized losses on available-for-sale securities have resulted from credit risk. All available-for-sale securities held as of March 31, 2025 and December 31, 2024 had contractual maturities of less than one year. No significant available-for-sale securities held as of the periods presented have been in a continuous unrealized loss position for more than 12 months. To date, the Company has not recorded any impairment charges on its investments.

Recurring Fair Value Measurements

As of March 31, 2025, and December 31, 2024, the fair value of the Company’s financial assets that are measured at fair value on a recurring basis, which consist of cash equivalents and short-term and long-term investments classified as available-for-sale securities, are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of March 31, 2025
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$204,958	$—	$—	$204,958
Money market funds	107,250	—	—	107,250
Total investments	$312,208	$—	$—	$312,208

	Assets at Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$208,087	$—	$—	$208,087
Money market funds	61,432	—	—	61,432
Total	$269,519	$—	$—	$269,519

NOTE 4. PROLEUKIN® ACQUISITION

On January 23, 2023, the Company and its wholly owned subsidiary, Iovance Biotherapeutics UK Ltd (the “Purchaser”) entered into an Option Agreement (the “Option Agreement”) with Clinigen Holdings Limited, Clinigen Healthcare Limited, and Clinigen, Inc. (collectively, “Clinigen”), a global pharmaceutical services company, pursuant to which the Purchaser would acquire the worldwide rights for the manufacturing, supply, commercialization and sale of Proleukin® (aldesleukin) (the “Acquisition”).

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

A deferred tax liability was recognized on the temporary differences related to the book and tax basis of the acquired intangible assets. The deferred tax liability and resulting adjustment to the carrying amount of the acquired intangibles was calculated using the simultaneous equations method under ASC 740. The tax rate used is based on the estimated statutory rates in the UK as this is where the intangible assets are domiciled.

NOTE 5. INTANGIBLE ASSETS, NET

The gross carrying amounts and net book value of intangible assets as of March 31, 2025 and December 31, 2024, are as follows (in thousands):

	March 31,	December 31,
	2025	2024

Developed technology	$314,097	$304,939
Assembled workforce	662	643
Intellectual property license	7,500	7,500
Patents	225	—
Total intangible assets	$322,484	$313,082
Less: accumulated amortization	(37,128)	(30,684)
Intangible assets, net	$285,356	$282,398

The Company recognized amortization expense of $5.4 million during the three months ended March 31, 2025 and $4.6 million for same period ended March 31, 2024. Amortization expense for the developed technology and the intellectual property license intangible assets is recorded in cost of sales, amortization expense for the assembled workforce is recorded in selling, general and administrative expense, and amortization expense for the patents is recorded in research and development expense in the condensed consolidated statement of operations for the three months ended March 31, 2025, and 2024.

The total estimated amortization of the Company’s intangible assets for the remainder of the year ending December 31, 2025, and the years ending December 31, 2026, 2027, 2028, and 2029 are $16.6 million, $22.0 million, $22.0 million, $22.0 million, and $22.0 million, respectively.

NOTE 6. INVENTORY

As of March 31, 2025 and December 31, 2024, inventory consists of the following (in thousands):

	March 31,	December 31,
	2025	2024
Raw materials	$37,912	$27,743
Work in process	12,088	8,765
Finished goods	15,545	15,012
Total inventory	$65,545	$51,520

NOTE 7. REVENUE

Net revenue for the periods presented represents sales of Amtagvi® and Proleukin® as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Amtagvi®	$43,571	$—
Proleukin®	5,753	715
Total net revenue	$49,324	$715

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

Revenue from product sales was recorded net of GTN adjustments. The following table summarizes GTN adjustments for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Gross revenue	$49,653	$719
GTN adjustments:
Government rebates and chargebacks	(145)	—
Wholesaler fees and cash discounts	(169)	(4)
Other rebates, returns, discounts and adjustments	(15)	—
Total GTN adjustments	(329)	(4)
Net revenue	$49,324	$715

Consolidated net product revenue by geographic area for the periods presented is as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
United States	$48,520	$—
Rest of world	804	715
Net revenue	$49,324	$715

Net product revenue in the U.S. is comprised of Amtagvi® revenue, as well as Proleukin® sales to support the ongoing commercialization of Amtagvi®. Net product revenue to date for the rest of world is comprised of sales of Proleukin® into markets outside of the U.S., primarily into European markets.

The following table summarizes the amount and percentage of gross revenue attributable to customers that represented more than 10% of the Company’s gross revenue and all other customers as a group for the three months ended March 31, 2025 and 2024, respectively (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	March 31, 2025		March 31, 2024
	$	%	$	%
Customer A	$—	0%	$—	0%
Other customers	49,653	100%	719	100%
Gross revenue	$49,653	100%	$719	100%
GTN adjustments	(329)		(4)
Net revenue	$49,324		$715

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2025	2024
Leasehold improvements	$67,375	$67,375
Lab, process, and validation equipment	25,423	25,477
Utility equipment	5,990	5,990
Office furniture and equipment	1,998	1,998
Computer software	8,512	8,512
Computer equipment	448	448
Machinery and equipment	363	363
Construction in progress	40,238	34,938
Total property and equipment, cost	$150,347	$145,101
Less: Accumulated depreciation and amortization	(38,763)	(36,020)
Property and equipment, net	$111,584	$109,081

Depreciation and amortization expense for the three months ended March 31, 2025 and 2024, was $2.8 million and $3.0 million, respectively.

NOTE 9. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued payroll and employee related expenses	$26,369	$31,910
Clinical related	20,865	13,017
Manufacturing related	10,479	10,084
Facilities related	7,218	6,748
Legal and related services	2,900	2,466
Inventory and distribution related	10,726	12,471
Other accrued expenses	6,148	5,240
Total accrued expenses	$84,705	$81,936

NOTE 10. STOCKHOLDERS’ EQUITY

Common Stock

The Company’s certificate of incorporation, as amended, authorizes the issuance of up to 500,000,000 shares of the Company’s common stock, par value $0.000041666. As of March 31, 2025, 333,934,387 shares of the Company’s common stock were issued and outstanding.

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

During the three months ended March 31, 2025, the Company raised approximately $148.9 million in net proceeds, through the sale of 25,599,389 shares of common stock pursuant to the 2023 Sale Agreement at a weighted average price per share of $5.94. No sales were made pursuant to the 2023 Sales Agreement during the three months ended March 31, 2024.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock. As of March 31, 2025, 17,000 shares were designated as Series A Convertible Preferred Stock and 11,500,000 shares were designated as Series B Convertible Preferred Stock.

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

During the three months ended March 31, 2025 and 2024, no shares of Series A Convertible Preferred Stock were converted into shares of common stock. As of March 31, 2025 and December 31, 2024, 194 shares of Series A Convertible Preferred Stock (that are convertible into 97,000 shares of common stock) remained outstanding.

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

During the three months ended March 31, 2025, 909,491 shares of Series B Convertible Preferred Stock were converted into 909,491 shares of common stock. No shares of Series B Convertible Preferred Stock were converted into shares of common stock for the three months ended March 31, 2024. As of March 31, 2025 and December 31, 2024, 1,932,667 and 2,842,158 shares of Series B Preferred Stock (that are convertible into 1,932,667, and 2,842,158 shares of common stock) remained outstanding, respectively.

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

On April 22, 2018, the Company’s Board of Directors (the “Board”) adopted the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan, (the “2018 Plan”), which was approved by the Company’s stockholders in June 2018. The 2018 Plan as approved initially authorized the issuance up to an aggregate of 6,000,000 shares of the common stock in the form of incentive (qualified) stock options, non-qualified options, common stock, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards or any combination of the foregoing. On June 8, 2020, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2018 Plan from 6,000,000 to 14,000,000 shares, which became effective immediately. Additionally on June 10, 2022, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2018 Plan from 14,000,000 to 20,700,000 shares, which became effective immediately. On June 6, 2023, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 20,700,000 to 29,700,000 shares, which became effective immediately. On June 11, 2024, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 29,700,000 to 36,700,000 shares and permit share recapture from the 2014 Plan, which became effective immediately. As of March 31, 2025, 3,207,191 shares of the Company’s common stock were available for grant under the 2018 Plan, including shares recaptured from the 2014 Plan.

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

The Compensation Committee approved additional amendments to the 2021 Inducement Plan solely to increase the number of shares reserved for issuance under the 2021 Inducement Plan from 1,750,000 to 2,250,000 shares of the Company’s common stock on March 13, 2023 from 2,250,000 to 2,750,000 shares of the Company’s common stock on February 26, 2024, and from 2,750,000 shares to 4,750,000 shares on November 22, 2024 without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, equity awards under the 2021 Inducement Plan may only be made to an employee if such employee is granted such equity awards in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. In addition, awards under the 2021 Inducement Plan may only be made to employees who have not previously been an employee or member of the Board (or any parent or subsidiary of the Company) or following a bona fide period of non-employment of the employee by the Company (or a parent or subsidiary of the Company). As of March 31, 2025, 816,381 shares of the Company’s common stock were available for grant under the Inducement Plan.

Stock Options

A summary of the status of stock options as of March 31, 2025 and the changes during the three months ended March 31, 2025 are presented in the following table:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contract	Value
	Options	Price	Life (Years)	( in thousands)
Outstanding at December 31, 2024	18,218,126	$17.41		$
Issued	896,990	4.99
Exercised	(2,586)	5.80
Expired/Cancelled	(313,863)	17.08
Outstanding at March 31, 2025	18,798,667	$16.83	6.14	$—
Ending vested and expected to vest at March 31, 2025	18,798,667	$16.83	6.14	$—
Options exercisable at March 31, 2025	14,636,506	$19.43	5.35	$—

As of March 31, 2025, there was $19.5 million of total unrecognized compensation expense related to unvested employee stock options. The unrecognized compensation expense is estimated to be recognized over a period of 1.87 years as of March 31, 2025. The weighted average grant date fair value for employee options granted under the Company’s stock option plans during the three months ended March 31, 2025 was $3.58 per option.

The aggregate intrinsic value in the table above reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended March 31, 2025 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2025. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

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

The compensation expense related to the 2020 ESPP for the three months ended March 31, 2025 and 2024 was $0.4 million, and $0.4 million, respectively. As of March 31, 2025, there was $0.3 million of unrecognized compensation cost associated with the 2020 ESPP, which is expected to be recognized over the remaining 2.3 months.

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

A summary of the status of RSUs and PRSUs as of March 31, 2025 and the changes during the three months ended March 31, 2025 are presented in the following table:

		Weighted
	Number	Average
	of	Grant Date
	RSUs and PRSUs	Fair Value
Outstanding at December 31, 2024	9,547,643	$15.08
Granted	6,514,120	4.10
Vested/Released	(3,558,628)	16.33
Canceled/Forfeited	(342,940)	11.09
Outstanding at March 31, 2025	12,160,195	$8.95
Ending vested and expected to vest at March 31, 2025	12,160,195	$8.95

As of March 31, 2025, there was $89.1 million of unrecognized stock-based compensation expense associated with unvested RSUs and PRSUs, which the Company expects to recognize over a remaining weighted-average period of 2.38 years. The aggregate intrinsic value of the unvested RSUs and PRSUs outstanding as of March 31, 2025 was $40.5 million.

Stock-Based Compensation

Total stock-based compensation expense related to the Company’s stock-based awards was recorded on the condensed consolidated statements of operations, as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Cost of sales	$2,420	$—
Research and development	9,917	8,915
Selling, general, and administrative	10,578	8,263
Total stock-based compensation expense	$22,915	$17,178

The amount included in capitalized inventory for stock-based compensation expense for personnel engaged with manufacturing activities was $1.3 million as of March 31, 2025, and immaterial as of March 31, 2024.

Total stock-based compensation expense by type of award was as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Stock option expense	$3,793	$5,763
Restricted stock expense	18,752	11,067
ESPP expense	370	348
Total stock-based compensation expense	$22,915	$17,178

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

The table below highlights the Company’s revenue, expenses and net loss for the segment and is reconciled to net loss on a consolidated basis for the three months ended March 31, 2025 and 2024.

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Net sales	$49,324	$715

Direct cost of goods sold (a)	$42,975	$2,330
Acquisition related cost of sales (b)	$5,440	$4,931
Royalties	$1,326	$—

Total cost of sales	$49,741	$7,261

Expenses

Research and development	$64,488	$70,288
General and administrative	$22,250	$17,962
Sales and marketing	$11,097	$5,154
Other segment items (c)	$17,911	$13,027

Total expenses	$115,746	$106,431

Net loss	$(116,163)	$(112,976)

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

NOTE 12. LICENSES AND AGREEMENTS

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

Pursuant to the terms of the CRADA, as amended, the Company was required to make quarterly payments of $0.5 million to the NCI for support of research activities through the end of 2024. Commencing in 2025, the Company is required to make quarterly payments of $0.9 million to the NCI for support of research activities through the end of the CRADA’s term. To the extent the Company licenses patent rights relating to a TIL-based product candidate, the Company will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, the Company may be required to supply certain test articles, including TIL, grown and processed under Current Good Manufacturing Practice (“cGMP”) conditions, suitable for use in clinical trials. The Company or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. The Company recorded costs associated with the CRADA of $0.9 million and $0.5 million, for each of the three months ended March 31, 2025 and 2024, respectively, as research and development expenses.

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

The Second Amended and Restated Patent License Agreement requires the Company to pay royalties based on a percentage of net sales in jurisdictions where patent rights exist, which percentage can fall into a tier that may be less than one percent to mid-single digits depending upon certain events, including the exclusivity of the rights, and the Company expects lower overall royalty payments as a result. The Company is also required to pay potential milestone payments on the achievement of certain clinical, regulatory, and commercial sales milestones for each of the indications and other direct costs incurred by the NIH pursuant to the Second Amended and Restated Patent License Agreement. The Company has made and anticipates making additional payments that could range from several hundred thousand dollars to the mid-single-digit millions of dollars in conjunction with certain development milestones, the approval of a BLA or its foreign equivalent, or the first U.S. and foreign commercial sales of any of its product candidates covered by the Second Amended and Restated Patent License Agreement. The term of the Second Amended and Restated Patent License Agreement continues until the expiry of the last-to-expire patent rights licensed thereunder, and the agreement contains standard termination provisions. The Company paid and recorded a $0.6 million milestone payment for an intellectual property license that was payable within 60 days of successful completion of the first Company sponsored Phase 2 clinical study in melanoma, as research and development expenses, for the year ended December 31, 2023. The Company also paid a $1.5 million milestone payment for an intellectual property license that was payable within 60 days of the approval of Amtagvi® for use in the treatment of melanoma, and a $6.0 million milestone payment for an intellectual property license that was payable within 60 days of the approval of the first commercial sale of Amtagvi® for use in the treatment of melanoma in the U.S. in accordance with the requirements of the Second Amended and Restated Patent License Agreement. Both aforementioned milestone payments have been capitalized and recorded as intangible assets on the condensed consolidated balance sheet. During the three months ended March 31, 2025 and 2024, the Company recorded $0.2 million and a de minimis amount, respectively, as a component of cost of sales related to amortization of the milestone payments.

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

H. Lee Moffitt Cancer Center

Research Collaboration and Clinical Grant Agreements with Moffitt

In June 2020, the Company entered into a Sponsored Research Agreement (the “SRA”) with the H. Lee Moffitt Cancer Center (“Moffitt”), with a term that ended either upon completion of the research thereunder or on July 1, 2022, whichever is sooner. The SRA has been extended multiple times and currently has an expiration date of May 31, 2025. The Company recorded research development costs of $0.1 million for each of the three months ended March 31, 2025 and 2024.

The University of Texas M.D. Anderson Cancer Center

Strategic Alliance Agreement

In April 2017, the Company entered into a Strategic Alliance Agreement (the “SAA”) with The University of Texas M.D. Anderson Cancer Center (“MDACC”), under which the Company and MDACC agreed to conduct clinical and preclinical research studies. The Company agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA, of which approximately $5.3 million has been funded to date and has been recorded as research and development expense. In return, the Company acquired all rights to inventions resulting from the studies and has been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of MDACC reasonably necessary to exploit, including the commercialization thereof. The Company has also been granted certain rights in clinical data generated by MDACC outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt by the Company of all deliverables due from MDACC thereunder. On March 28, 2024, the Company and MDACC entered into the first amendment to the SAA, under which both parties agreed to conduct additional preclinical research studies. The Company recorded zero research and development costs for the three months ended March 31, 2025 and a benefit of $0.4 million for the three months ended March 31, 2024, as a result of finalization of the cost reconciliation.

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

In October 2022, Iovance Manufacturing LLC entered into an additional three-year manufacturing and services agreement (the “Second Wuxi MSA”) with WuXi Advance Therapies, Inc. and its parent company, WuXi Apptec Co., Ltd (collectively, “WuXi”). Under the Second WuXi MSA, Iovance Manufacturing LLC entered into a statement of work for two cGMP manufacturing suites to be operated by WuXI for Iovance Manufacturing LLC to support clinical and commercial manufacturing and related testing services. The Second WuXi MSA and its related statement of work superseded the statements of work under the First WuXi MSA with respect to manufacturing in the two suites and expire on December 31, 2025. Iovance Manufacturing LLC may unilaterally terminate the statement of work for clinical and commercial manufacturing with written notice of written notice of 6 months in year 3 of the term. The Company recorded costs associated with agreements with WuXi of $8.4 million and $5.5 million for the three months ended March 31, 2025 and 2024, respectively, as costs and expenses included in the condensed consolidated statement of operations or as inventory in the condensed consolidated balance sheets.

Cellectis S.A.

In December 2019, the Company entered into a research collaboration and exclusive worldwide license agreement whereby the Company will license gene-editing technology from Cellectis S.A. (“Cellectis”), a clinical-stage biopharmaceutical company, to develop TIL cell therapies that have been genetically edited, including a PD-1 inactivated product that the Company refers to as IOV-4001. Financial terms of the license include annual license payments and development, regulatory and sales milestone payments from the Company to Cellectis, as well as royalty payments based on net sales of TALEN®-modified TIL products. The Company recorded costs associated with the license agreement with Cellectis of $0.1 million for each of the three months ended March 31, 2025 and 2024, respectively, as research and development expense.

Novartis Pharma AG and Related Entities

In January 2020, the Company obtained a license from Novartis Pharma AG (“Novartis”) to develop and commercialize an antibody cytokine engrafted protein, which the Company refers to as IOV-3001. Under the agreement, the Company paid an upfront payment to Novartis and may pay future milestones related to initiation of patient dosing in various phases of clinical development for IOV-3001 and approval of the product in the U.S., EU and Japan. Novartis is also entitled to low-to-mid single digit percentage royalties from commercial sales of the product. The Company recorded costs associated with the license agreement from Novartis of $10.0 million as research and development expenses for the year ended December 31, 2020. The Company recorded $2.5 million related to the initiation of patient dosing for the three months ended March 31, 2025. No expenses were recorded for the three months ended March 31, 2024.

On May 18, 2023, as part of the completion of the Acquisition, the Company inherited two historical asset purchase agreements, one historical master cell bank license and working cell bank transfer agreement and one historical license agreement from Clinigen with Novartis AG, Novartis Pharma AG and Novartis Vaccines and Diagnostics, Inc. pursuant to which, among other things, the Company may be required to make future milestone payments based on net sales (as defined in the relevant underlying agreements) in the U.S. and the rest of world, which includes any and all sales outside of the U.S. The maximum amount of these milestone payments payable under these agreements is $30.0 million upon reaching several certain net sales amounts in the U.S. and $15.0 million upon reaching several certain net sales amounts in the rest of the world, of which 25% of each milestone payment will be reimbursed by Clinigen by deduction from the deferred consideration due under the Option Agreement in the period such milestone payment is made. To date, the net sales milestones have not been achieved, and, therefore, no payments were made under these agreements for either the three months ended March 31, 2025 and 2024.

Boehringer Ingelheim Biopharmaceuticals GmbH

On May 18, 2023 as part of the completion of the Acquisition, the Company inherited a manufacturing and supply agreement from Clinigen with Boehringer Ingelheim Biopharmaceuticals GmbH (“BI”) pursuant to which BI will carry out the processing, manufacturing and supply of Proleukin® in unlabeled vials. The term of this agreement is through October 2025, with automatic renewals for a period of two years unless terminated as permitted by the contract. Under this agreement, the Company must purchase a minimum number of vials each year at fixed prices determined by vial batch size. The total estimated purchase obligations under this agreement for the remainder of the year ending December 31, 2025, and the years ending December 31, 2026, and 2027 are $12.4 million, $8.8 million, and $7.9 million, respectively.

NOTE 13. LEASES

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

The balance sheet classification of the Company’s right-of-use asset and lease liabilities was as follows (in thousands):

	March 31,	December 31,
	2025	2024
Operating lease right-of-use assets	$50,903	$55,201
Operating lease liabilities
Current portion included in current liabilities	$8,499	$12,896
Long-term portion included in non-current liabilities	44,220	44,365
Total operating lease liabilities	$52,719	$57,261

The following table summarizes the components of lease expenses, which were included in total costs and expenses in the Company’s condensed consolidated statements of operations and in inventory in the condensed consolidated balance sheets, and other information related to the Company’s operating leases as follows (in thousands except weighted-average remaining lease terms and discount rates):

	Three Months Ended
	March 31,
	2025	2024
Operating lease cost	$3,967	$3,797
Variable lease cost	942	1,608
Short-term lease cost	105	56
Total lease cost	$5,014	$5,461

Other information
Cash paid for amounts included in the measurement of lease liabilities included in cash flows from operations	$4,210	$4,290
Increase(Decrease) in right-of-use assets from lease modifications	$(1,429)	$11,297
Weighted-average remaining lease terms (years)	13.65	11.72
Weighted-average discount rates	7.8%	7.8

As of March 31, 2025, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

		CMO
	Facility	embedded
Year Ending December 31,	leases	leases	Total
2025	$4,387	$6,433	$10,820
2026	5,490	—	5,490
2027	4,345	—	4,345
2028	4,432	—	4,432
2029	4,520	—	4,520
Thereafter	58,004	—	58,004
Total lease payments	$81,178	$6,433	$87,611
Less: Present value adjustment	(34,607)	(285)	(34,892)
Operating lease liabilities	$46,571	$6,148	$52,719

NOTE 14. LEGAL PROCEEDINGS

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

In its counterclaims, the Company is seeking damages in an amount exceeding $0.5 million and an order rescinding any and all agreements that the Solomon Plaintiffs contend entitled them to obtain shares of Company stock. On May 12, 2020, the court granted the Company’s motion for summary judgment limiting the Solomon Plaintiffs’ damages for the Equity Claim to $47,420. The Solomon Plaintiffs filed a notice of appeal of this summary judgment on June 9, 2020. On July 2, 2020, the court granted the Company’s motion to dismiss the First Solomon Suit for want of prosecution. On January 4, 2021, the court granted the Solomon Plaintiffs motion for reconsideration and reinstituted the case. On January 15, 2021, the Company filed a notice of appeal of the court’s grant of the Solomon Plaintiffs motion for reconsideration. On May 11, 2021, the Appellate Division upheld the court’s grant of the Solomon Plaintiffs’ motion for reconsideration of the dismissal of the First Solomon Suit for want of prosecution. On January 22, 2025, Solomon Sharbat and Shelhav Raff (through new legal counsel) filed a motion for leave to file an amended complaint in the First Solomon Suit, which the Company opposed. On March 10, 2025, the Company filed a motion for summary judgment.

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

NOTE 15. INCOME TAXES

The Company recorded a tax benefit of $1.8 million and $1.4 million for the three months ended March 31, 2025, and 2024, respectively, which resulted in effective tax rates of 1.6%, and 1.2%, respectively. The effective tax rate is different from the U.S.

statutory rate of 21% due to the full valuation allowance against tax losses in the U.S. The income tax benefit for the periods presented primarily relates to operations in the UK and realization of related deferred taxes.

As of March 31, 2025, the Company continued to maintain its full valuation allowance against U.S. federal and state net deferred tax assets as it expected to be in a cumulative loss position and does not have sufficient positive evidence to support the realizability of its U.S. net deferred tax assets.

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

•Step 1: Sample Collection. A tumor tissue sample of at least 1.5 cm in diameter is collected during a surgical resection and shipped to an approved, centralized manufacturing facility.

•Step 2: Manufacturing. Upon arrival at the manufacturing facility, TIL are separated from other cells within the patient’s tumor tissue sample. Over the next 22 days, the cells are multiplied into the billions. Upon completion of manufacturing, Amtagvi® is quality tested to meet specific product release criteria. The final product is cryopreserved and sent back to the ATC for administration to the patient. Additional details on the Gen 2 manufacturing process are provided in the Manufacturing Process section of our Annual Report on Form 10-K.

•Step 3: Treatment Regimen. The Amtagvi® treatment regimen begins with non-myeloablative lymphodepletion, or NMA-LD, to suppress the immunosuppressive tumor microenvironment, which we believe enhances the efficacy of TIL cell therapy. After NMA-LD, Amtagvi® is infused and followed by a short course of up to six doses of Proleukin® to promote T cell activity.

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

We plan to carefully manage our cost structure and reduce the long-term cost of manufacturing our products. Details of related agreements are provided in Note 12. Licenses and Agreements section of this Quarterly Report on Form 10-Q.

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

●	Genetic modifications: In addition to IOV-4001, we are pursuing several targets for genetic modification that utilize the gene-editing TALEN® platform licensed from Cellectis. Single- and multiple- knockouts may further harness the immune system response to cancer and potentially increase the potency of TIL cell therapy. Preclinical development is ongoing with additional TIL products and TIL-cell lines using transient and stable gene inactivation, which may expand and activate TIL to achieve better efficacy while avoiding systemic side effects.
●	Cytokine-Tethered TIL Therapy: Our genetically engineered, inducible, and tethered IL-12 TIL cell therapy, designated IOV-5001, is in IND-enabling studies. In preclinical studies, IOV-5001 augmented anti-tumor activity in vitro, and a clinical trial of a prior generation IL-12 TIL therapy at the NCI showed improved efficacy. A pre-IND meeting was held with the FDA in the first quarter of 2025 to discuss IOV-5001, and an IND application submission is currently planned for the fourth quarter of 2025.
●	New treatment regimens: We are exploring potential improvements to the TIL treatment regimen. We are investigating IOV-3001, a second generation, modified IL-2 analog, which we licensed from Novartis Pharma AG in 2020. We submitted an IND application for a phase 1/2 clinical trial of IOV-3001 for use in the TIL therapy treatment regimen in the third quarter of 2024, which was accepted in the fourth quarter of 2024. Results from non-human primate and IND-enabling studies of IOV-3001 were presented at the American Society of Clinical Oncology’s 2024 Annual Meeting and demonstrate the potential for improved safety with strong effector T cell expansion.

Intellectual Property

We have established a leading intellectual property portfolio developed internally and licensed from third parties. We currently own more than 75 U.S. patents related to TIL cell therapy, including patents directed to compositions and methods of treatment in a broad range of cancers, such as U.S. Patent Nos. 10,130,659; 10,166,257; 10,272,113; 10,363,273; 10,398,734; 10,420,799; 10,463,697; 10,517,894; 10,537,595; 10,639,330; 10,646,517; 10,653,723; 10,695,372; 10,894,063; 10,905,718; 10,918,666; 10,925,900; 10,933,094; 10,946,044; 10,946,045; 10,953,046; 10,953,047; 11,007,225; 11,007,226; 11,013,770; 11,026,974; 11,040,070; 11,052,115; 11,052,116; 11,058,728; 11,083,752; 11,123,371; 11,141,438; 11,168,303; 11,168,304; 11,179,419; 11,202,803; 11,202,804; 11,220,670; 11,241,456; 11,254,913; 11,266,694; 11,273,180; 11,273,181; 11,291,687; 11,304,979; 11,304,980; 11,311,578; 11,337,998; 11,344,579; 11,344,580; 11,344,581; 11,351,197; 11,351,198; 11,351,199; 11,364,266; 11,369,637; 11,384,337; 11,433,097; 11,517,592; 11,529,372; 11,541,077; 11,713,446; 11,819,517; 11,857,573; 11,865,140; 11,866,688; 11,939,596; 11,969,444; 11,975,028; 11,981,921; 12,023,355; 12,024,718; 12,031,157; 12,104,172; 12,121,541; 12,159,700; 12,170,134; 12,188,048; 12,194,061; and 12,226,434. More than 40 of these patents are related to our Gen 2 TIL manufacturing processes and have terms that we anticipate will extend to October 2037 or January 2038, not including any patent term extensions or adjustments that may be available. Our owned and licensed intellectual property portfolio also includes patents and patent applications relating to TIL, marrow-infiltrating lymphocytes, or MIL, and peripheral blood lymphocyte, or PBL, therapies; frozen tumor-based TIL technologies; remnant TIL and digest TIL compositions, methods, and processes; methods of manufacturing TIL, MIL, and PBL therapies; the use of costimulatory and T cell modulating molecules in TIL cell therapy and manufacturing; stable and transient genetically-modified TIL cell therapies, including genetic knockouts of immune checkpoints; cytokine-tethered TIL cell therapies; methods of using immune checkpoint inhibitor, or ICIs, in combination with TIL cell therapies; TIL selection technologies; and methods of treating patient subpopulations.

Components of Operating Results

Revenues

Revenues for the three months ended March 31, 2025 represent product sales of Amtagvi®, as well as Proleukin®, primarily driven from sales in the U.S. to support the ongoing commercial launch of Amtagvi®, which received FDA approval in February 2024. Proleukin®, which we acquired the worldwide rights to in May 2023, is also sold in markets outside the U.S., primarily in the EU and UK. Prior to May 2023, we had not recognized any revenue.

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

Costs and Expenses

Cost of sales

Cost of sales includes inventory and period costs, as well as non-cash expenses, related to overhead and manufacturing costs of Amtagvi®, as well as the cost of inventories and other costs, and non-cash expenses that are directly associated with the purchase and sales of Proleukin®. In addition, cost of sales includes royalties payable on sales of our products, as well as non-cash expenses including amortization of the fair value step-up of acquired Proleukin® inventory which is recognized as the acquired inventory units are sold, amortization expense for the developed technology intangible asset and the milestone payment recorded as part of the Acquisition, and the intellectual property license intangible assets.

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

Income tax benefit

Income tax benefit pertains to the operations in the UK and realization of related deferred taxes.

Results of Operations for the Three Months Ended March 31, 2025 and 2024

Revenue

	Three Months Ended		Increase
	March 31,		(Decrease)
(in thousands)	2025	2024	$	%
Amtagvi®	$43,571	$—	$43,571	100
Proleukin®	5,753	715	5,038	705
Total product revenue	$49,324	$715	$48,609	6,798

Revenue for the three months ended March 31, 2025 increased by $48.6 million, or 6,798%, compared to the same period in 2024. The increase was driven by the completion of the acquisition of worldwide rights to Proleukin® in May 2023, or the Acquisition, as well as the commercial launch of Amtagvi® in February 2024. Through the first quarter of 2024, product revenue was comprised entirely of product sales of Proleukin® in markets outside of the U.S. With the BLA approval of Amtagvi® in February 2024, we began generating revenue for Amtagvi® in the second quarter of 2024 as infusions occurred at our ATCs. Furthermore, in the second quarter of 2024, we began selling Proleukin® in the U.S. market. The Proleukin® inventory that was previously with distributors at the time of the Acquisition to support the U.S. market has been substantially sold, and as a result we experienced significant re-stocking demand from specialty distributors in the second half of 2024 to support ongoing and anticipated infusions related to the strong commercial launch of Amtagvi®. GTN adjustments did not materially affect net product revenue in the three months ended March 31, 2025 and 2024.

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

Costs and expenses

The following table summarizes the period-over-period changes in our costs and expenses:

	Three Months Ended		Increase
	March 31,		(Decrease)
(in thousands)	2025	2024	$	%
Cost of sales	$49,741	$7,261	$42,480	585
Research and development expense	76,879	79,783	(2,904)	(4)
Selling, general, and administrative expense	43,925	31,393	12,532	40

Cost of sales

Cost of sales for the three months ended March 31, 2025 increased by $42.5 million, or 585%, compared to the same period in 2024. The increase was driven by the increase in sales of Amtagvi® and Proleukin®, as well as costs related to the manufacturing of Amtagvi®. Cost of sales included $5.4 million for the three months ended March 31, 2025, compared to $4.6 million for the three months ended March 31, 2024, of non-cash amortization expense for the developed technology intangible asset and the milestone payment recorded as part of the Acquisition as well as intellectual property license intangible assets. In addition, cost of sales included non-cash expense for the amortization of the fair value step-up of acquired Proleukin® inventory sold of $0.1 million for the three months ended March 31, 2025, compared to $0.4 million for the three months ended March 31, 2024. This expense is recorded as the units acquired in the Acquisition are sold, and we expect this amount to decrease over the next six to twelve months as this inventory is sold. In addition to the non-cash amortization expense, cost of sales included $1.3 million of royalties payable related to sales of our products in the three months ended March 31, 2025. There were no royalties payable in the three months ended March 31, 2024.

Cost of sales for the three months ended March 31, 2025 also included $15.0 million, of period costs primarily related to patient drop-off driven by patient health and ability to receive the Amtagvi® treatment, as well as manufacturing results that did not meet required specifications, and were not otherwise utilized under an expanded access program or single-patient IND to generate clinical data, resulting in manufacturing costs in the period for which we were not able to recognize revenue. In addition, to a lesser extent such costs included period costs related to overhead and manufacturing costs at the iCTC during the period from approval resulting from under absorption of overhead costs during the period, which was driven by our decision to launch with capacity sufficient to address anticipated commercial demand in 2024 and beyond. We continue to focus on manufacturing execution as the launch of Amtagvi® continues but expect to incur such period costs through the upcoming fiscal quarters while we continue to implement initiatives associated with manufacturing quality and until such time that we can fully utilize our manufacturing capacity.

Research and development expense

Research and development expense for the three months ended March 31, 2025 decreased by $2.9 million, or 4%, compared to the same period in 2024. The decrease was primarily attributable to a $30.5 million decrease in manufacturing costs, driven by capitalization of qualified costs for Amtagvi® manufacturing resulting from our BLA approval and the transition to commercial manufacturing to support the commercial launch of Amtagvi®. This decrease was partially offset by (i) a $16.3 million increase in payroll and related costs, including stock-based compensation, primarily driven by an increase in the number of employees (ii) a $7.5 million increase in clinical costs, driven primarily by continued enrollment in TILVANCE-301 and the resumption the LUN-202 study, and (iii) a $3.8 million increase in lab and consumable costs to develop next generation candidates.

Research and development activities are central to our business model. Product candidates in later stage of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We separate our research and development expenses into two broad categories: direct and indirect. Additionally, with respect to direct research and development expenses, we further divide expenses into the following sub-

categories: “TIL, including combination therapy,” “Next Generation,” and “Other clinical, preclinical and research programs under development.” Lifileucel monotherapy includes our TIL monotherapy clinical trials, including clinical trials previously reported as LN-145. For direct research and development expenses, we track specific project research and development expenses that are directly attributable to our preclinical and clinical development candidates that have been selected for further development. Such direct research and development expenses include third-party contract costs relating to the manufacturing of TILs, as well as preclinical and clinical trial activities.

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

The table below summarizes our research and development expenses by therapeutic area (in thousands):

	March 31,		(Decrease)
	2025	2024	$	%
Direct research and development expense by product candidate
TIL, including combination therapy
Lifileucel monotherapy	$16,181	$8,812	$7,369	84
LN-145	-	4,338	(4,338)	(100)
Combination Therapy	3,298	4,421	(1,123)	(25)
Next Generation	1,689	4,029	(2,340)	(58)
Others clinical, preclinical, and research programs under development	7,705	2,547	5,158	203

Indirect research and development expense
Personnel related (excluding stock-based compensation)	25,366	30,148	(4,782)	(16)
Stock-based compensation expense	9,917	9,497	420	4
Contractors and outside services	1,747	3,319	(1,572)	(47)
Office and facilities	10,976	12,672	(1,696)	(13)
Total research and development	$76,879	$79,783	$(2,904)	(4)

Selling, general and administrative expense

Selling, general and administrative expenses for the three months ended March 31, 2025 increased by $12.5 million, or 40%, compared to the same period in 2024. The increase was primarily attributable to (i) a $7.8 million increase in payroll and related expense, including stock-based compensation, driven by an increase in headcount to support the growth in the overall business including the commercialization of Amtagvi® (ii) a $1.7 million increase in costs incurred in support of the distribution and commercialization of Amtagvi® and Proleukin®, and (iii) a $3.0 million increase in other costs, including costs associated with increased travel, software license costs related to the expansion of our information technology infrastructure and legal and professional fees.

Interest and other income, net

	Three Months Ended		Increase
	March 31,		(Decrease)
(in thousands)	2025	2024	$ %
Interest and other income, net	$3,220	$3,338	$(118) (4)

Interest income, net for the three months ended March 31, 2025 decreased by $0.1 million, or 4%, compared to the same period in 2024. The decrease was primarily driven by a slightly lower rate of return on our investments, partially offset by an increase in average investment balances, resulting from net proceeds from recent public and at-the-market financings.

Income tax benefit

	Three Months Ended		Increase
	March 31,		(Decrease)
(in thousands)	2025	2024	$	%
Income tax benefit	$1,838	$1,408	$430	31

Income tax benefit for the three months ended March 31, 2025 increased by $0.4 million, or 31%, compared to the same period in 2024. This increase was driven by the result of additional deferred tax liabilities recorded for the milestone payment made under the terms of the Acquisition and the related tax benefit from the realization of these deferred taxes for operations in the UK, and the tax benefit on deferred profit for operations in the UK.

Net loss

	Three Months Ended		Increase
	March 31,		(Decrease)
(in thousands)	2025	2024	$	%
Net loss	$(116,163)	$(112,976)	$3,187	3

Net loss for the three months ended March 31, 2025 increased by $3.2 million, or 1%, compared to the same period in 2024. The increase in our net loss is primarily due to the related increase in cost of sales, as well as the overall growth in our workforce and corporate infrastructure to support the ongoing launch of Amtagvi® in the U.S., along with anticipated expansion in additional markets, continued growth in sales of Proleukin®, and ongoing and newly initiated clinical trials. We anticipate that we will continue to incur net losses in the future as we further invest in our clinical and internal research and development programs, as well as execution of the launch of Amtagvi®.

Liquidity and Capital Resources

As of March 31, 2025, we had $366.1 million in cash, cash equivalents, short term-investments, and restricted cash ($171.7 million of cash and cash equivalents, $188.0 million in short-term investments, and $6.4 million in restricted cash). We have incurred losses and generated negative cash flows from operations since inception. Historically, we have funded our operations from various public and private offerings of our equity securities, both common stock and preferred stock, from option and warrant exercises, and from interest income. Since 2017, our primary source of funds has been from the public sale of our common stock. With the recent approval of our BLA, we expect to continue to generate revenue from the sale of our first internally developed product, Amtagvi®. Furthermore, as Proleukin® inventory that was previously with distributors in the U.S. market at the time of the acquisition of the worldwide rights to Proleukin® in May 2023 has been substantially depleted, we also began to sell Proleukin® into the U.S. market, where product margins are substantially higher than in other markets, to support ongoing and anticipated infusions related to the continued strong commercial launch of Amtagvi®. However, such revenues for Amtagvi® and Proleukin® may not be material enough to generate positive operational cash flows during the 12 months from the date the condensed consolidated financial statements are issued and this Quarterly Report on Form 10-Q is filed.

We expect to continue to incur significant expenses to support our execution of the commercial launch of Amtagvi®, fund ongoing clinical programs, including our NSCLC registrational study, IOV-LUN-202, and our frontline advanced melanoma Phase 3 confirmatory trial, TILVANCE-301, continue the development of our pipeline candidates, and for other general corporate purposes. Based on the funds we have available as of the date our condensed consolidated financial statements for the three months ended March 31, 2025 are issued, we believe that we have sufficient capital to fund our anticipated operating expenses and capital expenditures as planned for at least the twelve months following the issuance of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Corporate Capitalization

As of March 31, 2025, we had outstanding 333,934,387 shares of our $0.000041666 par value common stock, 194 shares of our $0.001 par value Series A Convertible Preferred Stock, and 1,932,667 shares of our $0.001 par value Series B Convertible Preferred Stock. The outstanding shares of Series A Convertible Preferred Stock are currently convertible into 97,000 shares of our common stock, and the outstanding shares of Series B Convertible Preferred Stock are currently convertible into 1,932,667 shares of our common stock. The shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock do not have voting rights or accrue dividends.

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

During the three months ended March 31, 2025, we received approximately $148.9 million in net proceeds, through the sale of 25,599,389 shares of common stock through the 2023 Sale Agreement.

In the future, we may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. If any of the securities covered by the 2020 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of such offering at that time.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(103,694)	$(122,279)
Investing activities	15,867	(111,506)
Financing activities	143,315	193,576
Net increase (decrease) in cash, cash equivalents and restricted cash*	$55,488	$(40,209)
* Excludes effect of exchange rate changes

Operating Activities

Net cash used in operating activities for the periods presented represents cash disbursements related to all activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss for non-cash items and changes in operating assets and liabilities. Net cash used in operating activities for the three months ended March 31, 2025 was $103.7 million as compared to $122.3 million for the same period in 2024. The $18.6 million increase in cash used in operating activities was driven by a $3.2 million increase in net loss resulting from increased cost of sales and overall growth in our workforce to support our expansion, partially offset by an increase in revenues generated by sales of Amtagvi® and sales of Proleukin® in the US market, as well as a net increase in non-cash charges of $6.9 million, primarily driven by higher stock-based compensation expense and amortization of intangible assets, the latter of which is driven primarily by amortization of the developed technology intangible asset recorded as part of the Acquisition and intellectual property license intangible assets associated with Amtagvi®. The increase in non-cash charges was partially offset by an increase in deferred tax benefits resulting from the realization of the related deferred taxes for operations in the UK. Further, net cash used in operating activities related to changes in operating assets and liabilities decreased by $33.1 million, driven by an increase in accounts payable and accrued expenses, resulting from timing of vendor invoicing and related payments. These decreases in the use of cash were partially offset by a $18.2 million increase driven primarily by the cash used for purchases of raw material inventory in support of the commercial demand of Amtagvi®, an increase in trade accounts receivable resulting from the sale of our products, and an increase in prepaid expenses and other assets in the current period compared to the corresponding period in 2024 that resulted from the timing of related payments, as well as the receipt of cash for other miscellaneous receivables.

Investing Activities

Net cash provided by (used in) investing activities for the periods presented primarily relates to the cash utilized to fund the Acquisition, the purchase and maturity of investments, and capital expenditures. Net cash provided by investing activities for the three months ended March 31, 2025 was $15.9 million, compared to net cash used by investing activities of $111.5 million for the same period in 2024. The decrease in cash used of $127.4 million was driven by a $76.8 million decrease associated with changes in the timing of maturities and purchases of investments, a $52.6 million decrease in cash used for the Acquisition, net of cash acquired. These decreases were offset by a $2.0 million increase in capital expenditures.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 was $143.3 million compared to net cash provided of $193.6 million for the same period in 2024. The decrease in net cash provided by financing activities of $50.3 million was primarily driven by a decrease in net proceeds of $49.0 million received through the sales of common stock through our “at the market” offering program during the three months ended March 31, 2025, as compared to the net proceeds received from our public offering in February 2024 in the first quarter of 2024. In addition, a $0.9 million increase in tax payments related to shares withheld for vested restricted stock units and a $0.4 million decrease in proceeds from the issuance of common stock upon the exercise of stock options and from our employee stock purchase plan program contributed to the overall decrease in cash provided by financing activities.

Contractual Obligations

The following table summarizes our non-cancellable contractual obligations as of March 31, 2025, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
	Total	2025	2026	2027	2028	2029	Thereafter
Operating lease obligations - facilities(1)	$87,611	$10,820	$5,490	$4,345	$4,432	$4,520	$58,004
Purchase obligations(2)	29,146	12,365	8,833	7,948	—	—	—
Total(3)	$116,757	$23,185	$14,323	$12,293	$4,432	$4,520	$58,004

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

(2) We have purchase obligations of $29.1 million related to manufacturing and supply agreements for Proleukin® under a contract we inherited as part of the Acquisition.
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

Off-Balance Sheet Arrangements

As of March 31, 2025, we had no obligations that would require disclosure as off-balance sheet arrangements.

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

We review intangible assets for impairment at least annually and whenever events or changes in circumstances have occurred which could indicate that the carrying value of the assets are not recoverable. If such indicators are present, we assess the recoverability of affected assets by determining if the carrying value of the assets is less than the sum of the undiscounted future cash flows of the assets. If the assets are found to not be recoverable, we measure the amount of impairment by comparing the carrying value of the assets to their fair values. We determined that no indicators of impairment existed as of March 31, 2025. No impairment of intangible assets existed as of March 31, 2025.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in interest bearing investments consisting of short-term debt securities issued by the U.S. government. The primary objective of our investment activities is to preserve principal. We adhere to an investment policy that requires us to limit amounts invested in securities based on credit rating, maturity, industry group and investment type and issuer, except for securities issued by the U.S. government. We do not have any derivative financial instruments or foreign currency instruments. As of March 31, 2025, we had $312.2 million invested in marketable securities with a maturity date of less than one year. As such we believe that we are not exposed to any material market risk. If interest rates had varied by 1% in the quarter ended March 31, 2025, the fair value of our investment portfolio would increase or decrease by approximately $0.5 million.

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

The majority of our product sales during the three months ended March 31, 2025 were denominated in the U.S. dollar, however, we do have some sales denominated in foreign currencies. Nevertheless, foreign currency transaction gains and losses were immaterial for the three months ended March 31, 2025. No foreign currency exchange risk existed for the three months ended March 31, 2025.

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

Changes in Internal Control Over Financial Reporting:

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The information in Note 14 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 14 to our condensed consolidated financial statements for the quarter ended March 31, 2025, contained in this Quarterly Report on Form 10-Q.

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

Risk Factors Summary

We have marked with an asterisk (*) those risk factors below that reflect a substantive change from the risk factors included in our Annual Report on Form 10-K filed with the SEC on February 27, 2025.

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

Risks Related to Our Business:

●	We have a history of operating losses; we expect to continue to incur losses, and we may never be profitable;
●	We may need additional financing to fund our operations and complete the development of our various product candidates and commercialization of our products, and if we are unable to obtain such financing, we may be unable to complete the development of our product candidates and commercialization of our products. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates;*
●	The manufacture of our products and product candidates is complex, and we may encounter difficulties in production, particularly with respect to process development, quality control, or scaling-up of our manufacturing capabilities. If we, or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure;
●	Cell-based therapies and biologics rely on the availability of biological raw materials (including live cells), chemicals and agents used for manufacturing, reagents, specialized equipment, and other specialty materials, which may not be available to us on acceptable terms or at all. For each of these, we rely or may rely on treatment sites, limited manufacturers, sole source vendors, or a limited number of vendors, which could impair our ability to manufacture and supply our products;*
●	Because our current products represent, and our other potential product candidates will represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, the market acceptance, third-party reimbursement coverage, and the commercial potential of our product candidates;
●	No assurance can be given that the Gen 2 manufacturing process or other processes we have selected will be FDA-compliant or more efficient and will lower the cost to manufacture TIL products;
●	We face significant competition from other biotechnology and pharmaceutical companies and from non-profit institutions;
●	Our projections regarding the market opportunities for our products and product candidates may not be accurate, and the actual market for our products and product candidates may be smaller than we estimate;
●	We have limited commercial experience and may be unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our products and product candidates, if they are approved, and as a result, we may be unable to generate significant product awareness, and the lack of awareness may limit the revenues that we generate;
●	If our products or product candidates do not achieve broad market acceptance, the revenues that we generate from their sales will be limited;
●	Our products and product candidates may face competition sooner than anticipated;
●	As a condition of approval, the FDA and foreign regulatory authorities may require that we implement various post-marketing requirements and conduct post-marketing studies, any of which would require a substantial investment of time, effort, and money, and which may limit our commercial prospects;
●	We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth;
●	We may rely on third parties to perform many essential services for any products that we commercialize, including services related to distribution, government price reporting, customer service, accounts receivable management, cash collection, and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize our current or future products will be significantly impacted and we may be subject to regulatory sanctions;
●	We may be unable to successfully or sufficiently expand our manufacturing capacity to meet demand for our products;*
●	We depend on the success of our product candidates and cannot guarantee that these product candidates will successfully complete development, receive regulatory approval, or be successfully commercialized;
●	Development of a product candidate intended for use in combination with an already approved product may present more or different challenges than development of a product candidate for use as a single agent;
●	A Fast Track, breakthrough therapy, or regenerative medicines advanced therapy product designations, or other designation to facilitate product candidate development may not lead to faster development or a faster regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval;
●	While in the U.S. lifileucel has received orphan drug designation for melanoma stages IIB-IV and for cervical cancer patients with tumors greater than 2 cm, there is no guarantee that we will be able to maintain this designation, receive these designations for any of our other product candidates, or receive or maintain any corresponding benefits, including periods of exclusivity;
●	We may encounter substantial delays in our clinical trials, not be able to conduct our clinical trials on the timelines we expect, and be required to conduct additional clinical trials or modify current or future clinical trials based on feedback we receive from the FDA and foreign regulatory authorities;
●	It may take longer and cost more to complete our clinical trials than we project, or we may not be able to complete them at all;
●	Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which would prevent or delay regulatory approval and commercialization;
●	We are required to pay substantial royalties and lump sum benchmark payments under our license or acquisition agreements with the NIH, Novartis, Clinigen, and Cellectis, and we must meet certain milestones to maintain our license rights;
●	We rely on and collaborate with governmental, academic, and corporate partners or agencies to approve, improve, and develop TIL cell therapies for new indications for use in combination with other therapies and to evaluate new TIL manufacturing methods, the results of which, because the manufacturing processes are not within our control, and may be incorrect or unreliable;*
●	We have global operations, which expose us to additional risks, and any adverse event could have a material adverse effect on our results of operations and financial condition; and
●	We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, ongoing military conflicts between Russia and Ukraine and between Israel and Hamas, Hezbollah, and the Houthis, and inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine and the Middle East, geopolitical tensions, or inflation.*

Risks Related to Government Regulation:

●	We are subject to extensive regulation, which can be costly and time consuming and can subject us to unanticipated delays in obtaining regulatory approvals for our products and/or product candidates, and even after obtaining regulatory approval for some of our products and/or product candidates, those products and/or product candidates may still face regulatory difficulties;
●	The FDA and foreign regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates;
●	Political uncertainty may have an adverse impact on our operating performance and results of operations, and uncertainty surrounding the potential legal, regulatory, and policy changes by a new U.S. presidential administration may directly affect us and the global economy;*
●	Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining or maintaining regulatory approval of our product candidates in other jurisdictions; and
●	Coverage and reimbursement may be limited or unavailable in certain market segments for our products or product candidates, which could make it difficult for us to sell our product candidates profitably.

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

As of March 31, 2025, we had an accumulated deficit of $2.5 billion. In addition, during the three months ended March 31, 2025, we incurred a net loss of $116.2 million. While we are executing the U.S. launch of our first internally developed product, Amtagvi®, we may not generate any meaningful product sales until later, and we expect to incur significant additional operating losses in the future as we expand our development and clinical trial activities in support of demonstrating the effectiveness of our product candidates.

Our ability to achieve long-term profitability is dependent upon obtaining regulatory approvals for our products and successfully commercializing our products alone or with third parties. However, our operations may not be profitable even if any of our products under development are successfully developed and produced and thereafter commercialized. Furthermore, our profitability and gross margins are subject to fluctuations based on factors outside of our control, such as potential additional tariffs, discussed below, as well as any changes to corporate tax rates.

We may need additional financing to fund our operations and complete the development of our various product candidates and commercialization of our products, and if we are unable to obtain such financing, we may be unable to complete the development of our product candidates and commercialization of our products. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

Our operations have consumed substantial amounts of cash since inception. From our inception to March 31, 2025, we have an accumulated deficit of $2.5 billion. In addition, our research and development and our operating costs have also been substantial and are expected to increase. For example, in June 2023, we entered into an open market sale agreement, or the 2023 Sale Agreement, with Jefferies, which provided for the sale of up to $450.0 million of our common stock from time to time. In February 2024, we closed another underwritten offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $197.4 million. As of March 31, 2025, we had $366.1 million in cash, cash equivalents, short-term investments, and restricted cash ($171.7 million of cash and cash equivalents, $188.0 million in short-term investments, and $6.4 million in restricted cash).

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

Subject to various spending levels approved by our Board of Directors, our management will have broad discretion in the use of the net proceeds from our capital raises, including our February 2024 public offering and the proceeds from sales pursuant to our “at-the-market” sale agreement with Jefferies LLC, and may not use them effectively.

Our management will have discretion in the application of the net proceeds from our capital raises, including our recent February 2024 public offering, and the proceeds from sales pursuant to the 2023 Sale Agreement with Jefferies, which provides for the sale of up to $450.0 million of our common stock from time to time, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from our capital raises are being used appropriately. You may not agree with our decisions, and our use of the proceeds from our capital raises may not yield any return to stockholders. Because of the number and variability of factors that will determine our use of the net proceeds from our capital raises, their ultimate use may vary substantially from their currently intended use. Our failure to apply the net proceeds of our capital raises effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. Stockholders will not have the opportunity to influence our decisions on how to use our net proceeds from our capital raises. Pending their use, we may invest the net proceeds from our capital raises in interest and non-interest-bearing cash accounts, short-term, investment-grade, interest-bearing instruments and U.S. government securities. These temporary investments are not likely to yield a significant return.

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

The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. The tax rate applied is based on the estimated statutory rates in the UK as this is where our intangible assets, including our intellectual property, are domiciled, and as a result, we receive certain tax benefits. Any such changes to existing federal and state tax laws or international and U.S. corporate tax rates could adversely impact our business, results of operations, and financial position as the impact of recent tax legislation is uncertain.

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

For each of these biological raw materials (including live cells), chemicals and agents used for manufacturing, reagents, equipment, and materials, we rely and may in the future rely on treatment sites, limited manufacturers, sole source vendors, or a limited number of vendors. An inability to continue to source product from any of these suppliers, which could be due to a number of issues, including regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands, quality issues, or recently imposed tariffs which could adversely affect our ability to satisfy demand for our products or product candidates and impact our cost of goods for our products or product candidates, which in turn could adversely and materially affect our product sales and operating results or our ability to conduct clinical trials, either of which could significantly harm our business.

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

We do not yet have sufficient information to reliably estimate what it will cost to commercially manufacture our current product candidates, and the actual cost to manufacture these products could materially and adversely affect the commercial viability of these products. Our goal is to reduce the cost of manufacturing and providing our therapies. However, unless we can reduce those costs to an acceptable amount, we may never be able to develop and commercialize our product candidates. If we do not successfully develop and commercialize products based upon our approach or find suitable and economical sources for materials used in the production of our products, we will not become profitable, which would materially and adversely affect the value of our common stock.

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

We have developed and are developing improved methods for generating and selecting autologous TILs, and methods for large-scale production of autologous TILs that are in accord with current cGMP procedures. We have developed a new and more efficient TIL manufacturing process that we believe can be more efficient and cost effective, and in a more automated manner than previous processes. The production and control of the physical and/or chemical attributes of our products in a cGMP facility is subject to many uncertainties and difficulties. As a novel therapy, TIL manufacturing and product release is complex and must evolve with both industry-wide autologous cell therapy challenges and new regulatory requirements that may result in delays and unexpected denials. We have limited experience in manufacturing our adoptive cell therapy product candidate on a commercial scale, as do our partners. As a result, we cannot give any assurance that the Gen 2 process or any future process that we select will be a manufacturing process that can produce our product candidates in compliance with the applicable regulatory requirements, at a cost or in quantities necessary to make them commercially viable. Moreover, we and our third-party manufacturers will have to continually adhere to current cGMP regulations enforced by the FDA and foreign regulatory authorities through facilities inspection programs. If our facilities or any of the facilities of these manufacturers cannot demonstrate adequate assurance of compliance with applicable standards during a pre-approval inspection, the approval of our products will not be granted. In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping, and quality control to assure that our products meet applicable specifications and other requirements. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory action. No assurance can be given that we will be able to develop such a manufacturing process, or that our partners will thereafter be able to establish and operate such a production facility.

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

We may be unable to successfully or sufficiently expand our manufacturing capacity to meet demand for our products.*

As noted above, we have limited experience in internal manufacturing our adoptive cell therapy product candidates on a commercial scale, as do our partners. We anticipate expanding internal manufacturing capacity at our iCTC facility and potentially at our contract manufacturer, WuXi. Scale-up of manufacturing may require additional validation studies, including capacity demonstration and/or comparability studies, each of which are subject to regulatory review, potential inspection, and approval. Moreover, while we continue to expand our internal manufacturing capacity, the current geopolitical tensions with China may impact our ability to expand manufacturing capacity at our contract manufacturer, WuXi. The Biden administration signed multiple executive orders regarding China. One particular executive order titled Advancing Biotechnology and Biomanufacturing Innovation for a Sustainable, Safe, and Secure American Bioeconomy, signed on September 12, 2022, will likely impact the pharmaceutical industry to encourage U.S. domestic manufacturing of pharmaceutical products. Additionally, in February 2024, the chair and ranking member of the House Select Committee on the Chinese Communist Party, Representatives Mike Gallagher and Raja Krishnamoorthi, respectively, along with Senators Gary Peters and Bill Hagerty, sent a letter to the Biden administration requesting that both WuXi AppTec Co., Ltd., WuXi’s parent company, and the affiliated WuXi Biologics be added to the Department of Defense’s Chinese Military Companies List (1260H list), the Department of Commerce’s Bureau of Industry and Security Entity List, and the Department of Treasury’s Non-SDN Chinese Military-Industrial Complex Companies List. While the Biden administration did not take action on this letter, adding either or both previously mentioned WuXi entities on any or all of the aforementioned lists could materially impact our MSA with WuXi, and the current Trump administration could take action with regard to such letter. In addition to the recent tariffs, the new administration may also enact additional regulations or policies that affect trade with China or otherwise impact the biopharmaceutical industry by enacting laws to restrict U.S. biopharmaceutical companies from contracting with Chinese companies on the development, research or manufacturing of biopharmaceutical products. Any additional executive orders, legislative action or potential sanctions on China could materially impact our current manufacturing partners. Finally, there have been Congressional legislative proposals, such as a bill titled the BIOSECURE Act, to discourage contracting with certain Chinese companies, including two WuXi affiliates, on the development or manufacturing of pharmaceutical products. The BIOSECURE Act passed the U.S. House of Representatives on September 9, 2024. The version of the BIOSECURE Act that passed the U.S. House of Representatives included a grandfather clause that would allow contracts entered into with the Chinese companies named therein prior to the effective date of such legislation to survive until January 1, 2032. The BIOSECURE Act did not pass the U.S. Senate before expiring, thus not becoming law, but support for the legislation remains, and the current Trump administration has promised to take a hard line on Chinese entities. While WuXi has recently entered into an agreement to be acquired by Altaris LLC, or Altaris, there is no guarantee that they will complete the transaction or that, after the transaction is completed, we will be able to continue to utilize their contract manufacturing services, as Altaris and its subsidiary Minaris Regenerative Medicine LLC, or Minaris, have limited resources and lack experience in supplying high volume commercial cell therapies for oncology indications. As a result, we may need to discontinue use of the WuXi manufacturing capacity and instead use the iCTC facility or other manufacturers to supply our therapies.

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

Our product candidates will require additional clinical and non-clinical development, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we generate any revenue from product sales. We cannot assure you that we will meet our timelines for our current or future clinical trials, which may be delayed or not completed for a number of reasons, including any future pandemic or epidemic. Additionally, the costs associated with development of cell therapy products may be significant due to the length of treatment and the supportive therapies provided to the patient during the treatment process. Supportive therapies may impact costs and patient viability and may potentially limit availability.

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
●delays in patient enrollment due to potential health epidemics and pandemics;
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

Furthermore, the timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the clinical trial until its conclusion. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our clinical trials may instead opt to enroll in a clinical trial being conducted by one of our competitors. Accordingly, we cannot guarantee that the clinical trial will progress as planned or as scheduled. Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our ongoing clinical trial and planned clinical trials, which could prevent completion of these clinical trials and adversely affect our ability to advance the development of our product candidates.

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
●health epidemics limiting our access to patients who would otherwise be eligible for enrollment, including treatment-naïve patients who may be more likely to seek standard of care therapies available at local treatment centers rather than enroll in a clinical trial at a larger hospital;
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

We rely on and collaborate with governmental, academic, and corporate partners or agencies to approve, improve, and develop TIL cell therapies for new indications for use in combination with other therapies and to evaluate new TIL manufacturing methods, the results of which, because the manufacturing processes are not within our control, may be incorrect or unreliable.*

In addition to our own research and process development efforts, we seek to collaborate with government, academic research institutions and corporate partners to improve TIL manufacturing and to develop TIL cell therapies for new indications. In 2020-2024, we announced our continued collaborations with the NCI, NIH, Moffitt, MDACC, and others to evaluate new solid tumor and hematologic indications for TIL cell therapy in clinical trials and preclinical studies, as well as, in some cases, new TIL manufacturing approaches. The results of these collaborations may be used to support our filing with the FDA of INDs to conduct more advanced clinical trials of our product candidates, or to otherwise analyze or make predictions or decisions with respect to our current or future product candidates. However, because the majority of our collaborations are conducted at outside laboratories and we do not have complete control over how the studies are conducted or reported or over the manufacturing methods used to manufacture TIL product, the results of such studies, which we may use as the basis for our conclusions, projections or decisions with respect to our current or future products and product candidates, may be incorrect or unreliable, or may have a negative impact on us if the results of such studies are imputed to our products or proposed indications, even if such imputation is improper. For example, we have entered into collaborations with academic partners to perform clinical trials using TIL products that differ from our products, but the results of these clinical trials, if negative, may adversely impact our stock price and our development plans for our products. Additionally, we may use third party data to analyze, reach conclusions or make predictions or decisions with respect to our product candidates that may be incomplete, inaccurate or otherwise unreliable. There may also be delays or other limitations on our activities as a result of the inability of these entities to expedite our priorities in the product, facility, or regulatory approval process.

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

Our business could be adversely affected by the effects of health epidemics and pandemics, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations.*

Our business could be adversely affected by health epidemics in regions where we have offices, manufacturing facilities, concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of clinical trial sites, third party manufacturers and CROs upon whom we rely. For example, starting in December 2019, a novel strain of coronavirus, or COVID-19, was reported to have surfaced in Wuhan, China and spread to multiple countries, including the U.S. and several European countries. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the U.S. declared the COVID-19 pandemic a national emergency. Similarly, during that time, the State of California declared a state of emergency related to the spread of the COVID-19 pandemic and the health officers of six San Francisco Bay Area counties, including San Mateo County where our headquarters in San Carlos is located, issued shelter-in-place orders. In addition, on March 19, 2020, the Governor of California and the State Public Health Officer and Director of the California Department of Public Health ordered all individuals living in the State of California to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. Throughout 2020 and 2021, similar executive orders were issued by state and local governments, and states of emergency had been declared at the state and local level in most jurisdictions throughout the U.S. As recently as April 2022, ports and airports in Shanghai, China closed due to another outbreak of COVID-19, resulting in a lockdown of the city and disruption to export and import activities. In the U.S., many of these executive orders have been rescinded, however, we remain vigilant and continue to monitor any ongoing effects of the COVID-19 pandemic closely to determine if additional actions are required.

Quarantines, shelter-in-place, and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to pandemics or the spread of other infectious diseases could impact personnel at third-party manufacturing facilities in the U.S. and other countries, or the availability or cost of materials, which would disrupt our supply chain. In addition, our clinical trials may be affected by health epidemics and pandemics. Clinical site initiation, patient enrollment and patient monitoring may be delayed due to prioritization of hospital resources toward health epidemics and pandemics. Some sites may no longer be available to see patients for clinical trials. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Patients may also miss follow-up visits after receiving our therapies during our clinical trials, which may or may not be rectified by future patient visits and which may result in the exclusion of data from such patients from the clinical trial data. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to viruses that cause pandemics and epidemics, and such exposure may adversely impact our clinical trial operations. Health epidemics, may also affect our ability to recruit treatment-naïve patients into our clinical trials, because those patients may be more likely to seek standard of care therapies available at local treatment centers rather than enroll in a clinical trial at a larger hospital.

We continue to monitor the impact, if any, of health epidemics and pandemics, on our current and future operations, including our regulatory filing timelines and strategy, as well as our preparation for commercial launch. As with the COVID-19 pandemic, any restrictions regarding travel and face to face interactions or constraints on resources, either by us or our contractors, including our CMOs, may negatively impact our regulatory strategy or commercial launch preparations. Health epidemics may also impact the FDA and their ability to timely review our regulatory filings and conduct the pre-approval inspections necessary for ultimate approval of BLA. We cannot predict at this time whether and how FDA operations may be impacted at relevant times for our planned regulatory submissions.

Our failure to comply with international data protection laws and regulations could lead to government enforcement actions and significant penalties against us and adversely impact our operating results.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, ongoing military conflicts between Russia and Ukraine and between Israel and Hamas, Hezbollah, and the Houthis, and inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflicts in Ukraine and the Middle East, geopolitical tensions, or inflation.*

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the continuation of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, and changes in inflation. We are continuing to monitor inflation, the situation in Ukraine, and global capital markets, and assessing the potential impacts on our business.

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

There are also current geopolitical tensions with China. Recently, the Biden administration has signed multiple executive orders regarding China. One particular executive order titled Advancing Biotechnology and Biomanufacturing Innovation for a Sustainable, Safe, and Secure American Bioeconomy, signed on September 12, 2022, will likely impact the pharmaceutical industry to encourage U.S. domestic manufacturing of pharmaceutical products. Additionally, on February 28, 2024, President Biden signed Executive Order 14117 (“Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern”) which implements a new framework to protect the privacy of personal data shared between the U.S. and Europe, which may, in effect, impact privacy laws with “countries of concern” such as China or Russia. Moreover, there have been Congressional legislative proposals, such as the bill titled the BIOSECURE Act, to discourage contracting with Chinese companies, including two WuXi affiliates, on the development or manufacturing of pharmaceutical products. The BIOSECURE Act did not pass in 2024, but support for the policies contained therein remains broad in Congress, and the bill could be reintroduced in 2025. Any additional executive action, legislative action, or potential sanctions with respect to China could materially impact our current manufacturing partners and our agreements with them, including our MSA with WuXi. For example, in February 2024, the chair and ranking member of the House Select Committee on the Chinese Communist Party, Representatives Mike Gallagher and Raja Krishnamoorthi, respectively, along with Senators Gary Peters and Bill Hagerty sent a letter to the Biden administration requesting that both WuXi AppTec Co., Ltd., WuXi’s parent company, and the affiliated WuXi Biologics be added to the Department of Defense’s Chinese Military Companies List (1260H list), the Department of Commerce’s Bureau of Industry and Security Entity List, and the Department of Treasury’s Non-SDN Chinese Military-Industrial Complex Companies List. While the Biden administration did not take action on this letter, adding either or both previously mentioned WuXi entities on any or all of the aforementioned lists could materially impact our MSA with WuXi, and the current Trump administration could take action with regard to such letter. In addition to the recent tariffs, the new administration may also enact additional regulations or policies that affect trade with China or otherwise impact the biopharmaceutical industry by enacting laws to restrict U.S. biopharmaceutical companies from contracting with Chinese companies on the development, research or manufacturing of biopharmaceutical products. Any additional executive orders, legislative action or potential sanctions on China could materially impact our current manufacturing partners.

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

Coverage and reimbursement may be limited or unavailable in certain market segments for our products or product candidates, which could make it difficult for us to sell our product candidates profitably.

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

Political uncertainty may have an adverse impact on our operating performance and results of operations, and uncertainty surrounding the potential legal, regulatory, and policy changes by a new U.S. presidential administration may directly affect us and the global economy.*

General political uncertainty may have an adverse impact on our operating performance and results of operations. Changing regulatory policies resulting from the changing political environment could impact our regulatory and compliance costs and future revenues, all of which could materially and adversely affect our business, financial condition, and operating results. Failure to adapt to or comply with evolving regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and our stock price. In particular, the U.S. continues to experience significant political events that cast uncertainty on global financial and economic markets, especially following the recent election. The new U.S. administration and recent congressional seat turnover may result in increased regulatory and economic uncertainty. Changes in federal policy by the executive branch and regulatory agencies may occur over time through the new presidential administration’s and/or Congress’s policy and personnel changes, which could lead to changes involving the level of oversight and focus on the biopharmaceutical industry. However, the nature, timing, and economic and political effects of such potential changes remain highly uncertain. It is presently unclear exactly what actions the new presidential administration in the U.S. will implement, and if implemented, how these actions may impact the biopharmaceutical industry in the U.S. Any actions taken by the new presidential administration may have a negative impact on the U.S. economy and on our business, financial condition, and results of operations.

There is currently significant uncertainty about the future of trade relationships around the world, including potential changes to trade laws and regulations, trade policies, and tariffs. For example, on April 2, 2025, the Administration announced reciprocal tariffs on imported products, which were later paused for 90 days for most countries. In addition, the Administration, through the Department of Commerce, recently announced an investigation of the pharmaceutical industry pursuant to Section 232 of the Trade Expansion Act of 1962, whereby the President may impose tariffs (potentially up to 25%) on the industry if deemed necessary based on national security grounds. Further, the President signed an executive order to reduce prescription drug pricing. The details of each of these proposals are unclear, and the final terms remain uncertain. As a result of these dynamics, we cannot predict the impact to our relationships with third-party manufacturers or our business of any future changes to the U.S.’ or other countries’ trading relationships or the impact of new laws or regulations adopted by the U.S. or other countries. Evolving international trade relations, new legislation and tariffs may adversely impact our operations and/or financial condition by limiting or preventing the activities of third parties that we engage, increasing import costs or increasing the cost of our operations. New or increased tariffs, export controls or other trade barriers could result in higher prices for the materials we use and the products and product candidates we are developing and could materially impact our supply chain and manufacturing costs.

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

Certain intellectual properties that we are using to develop TIL-based cancer therapy products were licensed to us by the NIH. The issued or pending patents that the NIH licensed to us are exclusive and specific with respect to melanoma, breast, HPV-associated, bladder, and lung cancers. No assurance can be given that the NIH has not previously licensed, or that the NIH hereafter will not license to other biotechnology companies some or all of the non-exclusive technologies available to us under the NIH License Agreement. In addition, one U.S. patent in the NIH License Agreement is not owned solely by the NIH. No assurance can be given that NIH’s co-owner of the certain U.S. patent in the NIH License Agreement has not previously licensed, or that the co-owner thereafter will not license, to other biotechnology companies some or all of the technologies available to us. Co-ownership of these intellectual properties will create issues with respect to our ability to enforce the intellectual property rights in courts and will create issues with respect to the accountability of one entity with respect to the other.

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

Our stock price may be volatile, and our stockholders’ investment in our stock could decline in value.

The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including but not limited to:

●	volatility and instability in the capital markets due to potential health epidemics and pandemics;
●	announcements of the results of clinical trials by us, our collaborators, or our competitors, or negative developments with respect to similar products, including those being developed by our collaborators;
●	developments with respect to patents or proprietary rights;
●	announcements of technological innovations by us or our competitors;
●	announcements of new products or new contracts by us or our competitors;
●	actual or anticipated variations in our operating results due to the level of development expenses and other factors;
●	changes in financial estimates by equities research analysts and whether our earnings meet or exceed such estimates;
●	conditions and trends in the pharmaceutical, biotechnology and other industries;
●	receipt, or lack of receipt, of funding in support of conducing our business;
●	regulatory developments within, and outside of, the U.S.;
●	litigation or arbitration;
●	general volatility in the financial markets;
●	general economic, political and market conditions and other factors; and
●	the occurrence of any of the risks described in this Quarterly Report on Form 10-Q.

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

As of March 31, 2025 we had 333,934,387 shares of common stock outstanding. In addition, we had 33,355,625 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted to purchase common stock based on vesting requirements of stock options and common stock issuable through purchases of employee stock purchase plan, or upon the conversion of preferred stock. The issuance and subsequent sale of the shares underlying these common stock equivalents could depress the trading price of our common stock. On June 10, 2019, our certificate of incorporation was amended to increase the number of authorized shares of our common stock, from 150,000,000 shares to 300,000,000 shares, which was approved by our stockholders on that date. On June 16, 2023, our certificate of incorporation was amended to increase the number of authorized shares of our common stock from 300,000,000 to 500,000,000 shares, which amendment was approved by our stockholders on June 6, 2023.

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

During the first quarter of 2025, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) for the purchase or sale of securities of the Company, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

During the first quarter of 2025, the Company did not adopt or terminate a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) for the purchase or sale of securities of the Company, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

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

Iovance Biotherapeutics, Inc.

May 8, 2025	By:	/s/ Frederick G. Vogt, Ph.D., J.D.
Frederick G. Vogt, Ph.D., J.D.
Interim Chief Executive Officer and President, and General Counsel (Principal Executive Officer)

May 8, 2025	By:	/s/ Jean-Marc Bellemin
Jean-Marc Bellemin
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)