Form 10-Q
period 2025-06-30
IOVANCE BIOTHERAPEUTICS, INC.
filed 2025-08-07
CIK 1425205

+-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, the issuer had 361,853,896 shares of common stock, par value $0.000041666 per share, outstanding.

IOVANCE BIOTHERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended June 30,2025

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

These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the success, cost, enrollment, and timing of our clinical trials;
●	the success, cost, and timing of our product development activities;
●	the ability of us or our third-party contract manufacturers to continue to manufacture tumor infiltrating lymphocytes, or TIL, in accordance with our selected process;
●	our ability to design, construct, and staff our own manufacturing facility on a timely basis and within the estimated expenses;
●	the success of competing therapies that are or may become available;
●	regulatory developments in the United States of America, or U.S., and foreign countries;
●	the timing of and our ability to obtain and maintain U.S. Food and Drug Administration, or the FDA, European Commission, or other regulatory authority approval of, or other action with respect to, our products and/or product candidates;
●	our ability to attract and retain key scientific or management personnel;
●	the timing, execution and expected benefits of our restructuring plan announced in August 2025;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
●	our ability to obtain funding for our operations, including funding necessary to complete further development of our product candidates and commercialization of our products;
●	our ability to successfully commercialize Amtagvi® (lifileucel) and Proleukin® (aldesleukin), and any other products and/or product candidates for which we obtain or have obtained FDA or other regulatory approvals, including by the European Commission in the European Union, or the EU;
●	the ability and willingness of our third-party research institution collaborators to continue research and development activities relating to our product candidates;
●	the potential of our other research and development and strategic collaborations;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our manufacturing methods and products and/or product candidates;
●	our plans to research, develop, and commercialize our products and/or product candidates;
●	the size and growth potential of the markets for our products and/or product candidates, and our ability to serve those markets;
●	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
●	fluctuations in the trading price of our common stock; and
●	our use of cash and other resources.

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

PART I. FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except share and per share information)

	June 30,	December 31,
	2025	2024
ASSETS

Current Assets
Cash and cash equivalents	$132,469	$115,694
Trade accounts receivable	59,938	69,340
Short-term investments	168,714	208,087
Inventory	49,833	51,520
Prepaid expenses and other assets	11,546	12,377
Total Current Assets	422,500	457,018

Property and equipment, net	122,473	109,081
Intangible assets, net	296,253	282,398
Operating lease right-of-use assets	49,949	55,201
Restricted cash	5,944	6,359
Long-term assets	10,318	369
Total Assets	$907,437	$910,426

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$32,004	$27,509
Accrued expenses and other liabilities	89,081	81,936
Note payable - current	1,000	—
Operating lease liabilities	7,070	12,896
Total Current Liabilities	129,155	122,341

Non-Current Liabilities
Operating lease liabilities – non-current	45,096	44,365
Deferred tax liabilities	34,698	32,315
Long-term note payable	—	1,000
Total Non-Current Liabilities	79,794	77,680
Total Liabilities	208,949	200,021

Commitments and contingencies

Stockholders’ Equity
Series A Convertible Preferred stock, $0.001 par value; 17,000 shares designated, 194 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Series B Convertible Preferred stock, $0.001 par value; 11,500,000 shares designated, 1,932,667 and 2,842,158 shares issued and outstanding as of June 30, 2025 and December 31, 2024 respectively	2	3
Common stock, $0.000041666 par value; 500,000,000 shares authorized, 341,919,364 and 305,252,194 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	14	13
Accumulated other comprehensive loss (income)	20,859	(1,046)
Additional paid-in capital	3,289,986	3,095,987
Accumulated deficit	(2,612,373)	(2,384,552)
Total Stockholders’ Equity	698,488	710,405
Total Liabilities and Stockholders’ Equity	$907,437	$910,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited; in thousands, except per share information)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue
Product revenue	$59,952	$31,106	$109,276	$31,821
Total revenue	59,952	31,106	109,276	31,821

Costs and expenses
Cost of sales	$56,664	$31,368	$106,405	$38,629
Research and development	79,363	62,084	156,242	141,867
Selling, general, and administrative	37,699	39,568	81,624	70,961
Total costs and expenses	173,726	133,020	344,271	251,457
Loss from operations	(113,774)	(101,914)	(234,995)	(219,636)
Other income
Interest and other income, net	4,104	3,355	7,324	6,693
Net Loss before income taxes	$(109,670)	$(98,559)	$(227,671)	$(212,943)
Income tax (expense) benefit	(1,988)	1,458	(150)	2,866
Net Loss	$(111,658)	$(97,101)	$(227,821)	$(210,077)
Net Loss Per Share of Common Stock, Basic and Diluted	$(0.33)	$(0.34)	$(0.69)	$(0.76)
Weighted Average Shares of Common Stock Outstanding, Basic and Diluted	334,511	284,817	328,721	275,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net Loss	$(111,658)	$(97,101)	$(227,821)	$(210,077)
Other comprehensive loss:
Unrealized gain (loss) on investments	(30)	20	(140)	(49)
Foreign currency translation adjustment	14,595	390	22,045	(1,951)
Comprehensive Loss	$(97,093)	$(96,691)	$(205,916)	$(212,077)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended June 30, 2025 and 2024

(unaudited; in thousands, except share information)

	Series A		Series B
	Convertible		Convertible				Additional	Accumulated other		Total
	Preferred Sock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - March 31, 2025	194	$—	1,932,667	$2	333,934,387	$14	$3,262,270	$6,294	$(2,500,715)	$767,865
Stock-based compensation expense	—	—	—	—	—	—	14,484	—	—	14,484
Common stock issued upon purchase of employee stock purchase plan	—	—	—	—	355,708	—	669	—	—	669
Vesting of restricted shares issued for services	—	—	—	—	583,120	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(257,496)	—	(504)	—	—	(504)
Common stock sold in public and/or at the market offering, net of offering costs	—	—	—	—	7,303,645	—	13,067	—	—	13,067
Unrealized loss on investments	—	—	—	—	—	—	—	(30)	—	(30)
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	14,595	—	14,595
Net loss	—	—	—	—	—	—	—	—	(111,658)	(111,658)
Balance - June 30, 2025	194	$—	1,932,667	$2	341,919,364	$14	$3,289,986	$20,859	$(2,612,373)	$698,488

Balance - March 31, 2024	194	$—	2,842,158	$3	279,756,339	$12	$2,805,244	$116	$(2,125,351)	$680,024
Stock-based compensation expense	—	—	—	—	—	—	31,830	—	—	31,830
Common stock issued upon purchase of employee stock purchase plan	—	—	—	—	294,222	—	1,562	—	—	1,562
Vesting of restricted shares issued for services	—	—	—	—	289,588	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(101,140)	—	(1,001)	—	—	(1,001)
Common stock sold in public and/or at the market offerings, net of offering costs	—	—	—	—	17,017,492	—	152,426	—	—	152,426
Common stock issued upon exercise of stock options	—	—	—	—	49,498	—	390	—	—	390
Unrealized gain on investments	—	—	—	—	—	—	—	20	—	20
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	390	—	390
Net loss	—	—	—	—	—	—	—	—	(97,101)	(97,101)
Balance - June 30, 2024	194	$—	2,842,158	$3	297,305,999	$12	$2,990,451	$526	$(2,222,452)	$768,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2025 and 2024

(unaudited; in thousands, except share information)

	Series A		Series B
	Convertible		Convertible				Additional	Accumulated other			Total
	Preferred Sock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated		Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit		Equity
Balance - December 31, 2024	194	$—	2,842,158	$3	305,252,194	$13	$3,095,987	$(1,046)		$(2,384,552)	$710,405
Stock-based compensation expense	—	—	—	—	—	—	37,454	—		—	37,454
Common stock issued upon purchase of employee stock purchase plan	—	—	—	—	355,708	—	669	—		—	669
Vesting of restricted shares issued for services	—	—	—	—	4,141,748	—	—	—		—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(1,645,397)	—	(6,148)	—		—	(6,148)
Common stock issued upon exercise of stock options	—	—	—	—	2,586	—	15	—		—	15
Common stock sold in public and/or at the market offering, net of offering costs	—	—	—	—	32,903,034	1	162,008	—		—	162,009
Common stock issued from preferred stock conversion	—	—	(909,491)	(1)	909,491	—	1				0
Unrealized loss on investments	—	—	—	—	—	—	—	(140)		—	(140)
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	22,045			22,045
Net loss	—	—	—	—	—	—	—	—		(227,821)	(227,821)
Balance - June 30, 2025	194	$—	1,932,667	$2	341,919,364	$14	$3,289,986	$20,859		$(2,612,373)	$698,488

Balance - December 31, 2023	194	$—	2,842,158	$3	256,135,715	$11	$2,594,448	$2,526		$(2,012,375)	$584,613
Stock-based compensation expense	—	—	—	—	—	—	49,603	—		—	49,603
Common stock issued upon purchase of employee stock purchase plan	—	—	—	—	294,222	—	1,562	—		—	1,562
Vesting of restricted shares issued for services	—	—	—	—	1,169,830	—		—		—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(416,511)	—	(5,701)	—		—	(5,701)
Common stock issued upon exercise of stock options	—	—	—	—	91,251	—	754	—		—	754
Common stock sold in public and/or at the market offering, net of offering costs	—	—	—	—	40,031,492	1	349,785	—		—	349,786
Unrealized loss on investments	—	—	—	—	—	—	—	(49)		—	(49)
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	(1,951)	—	—	(1,951)
Net loss	—	—	—	—	—	—	—	—		(210,077)	(210,077)
Balance - June 30, 2024	194	$—	2,842,158	$3	297,305,999	$12	$2,990,451	$526		$(2,222,452)	$768,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(227,821)	$(210,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	37,858	47,644
Unrealized foreign exchange loss	(97)	(86)
Amortization of intangible assets	11,104	10,119
Amortization of right of use asset	5,747	4,689
Depreciation and amortization of property and equipment	6,152	5,963
Deferred tax expense	150	(2,866)
Excess and obsolescence reserve	8,311	—
Accretion of discounts and premiums on investments	(4,149)	(4,834)
Loss on asset disposals	44	—
Changes in assets and liabilities:
Prepaid expenses, other assets and long-term assets	(10,138)	5,677
Trade accounts receivable	9,402	(31,453)
Inventory	(7,028)	(15,594)
Operating lease liabilities	(5,590)	(5,478)
Accounts payable	2,945	(16,205)
Accrued expenses and other liabilities	1,969	(8,207)
Net cash used in operating activities	(171,141)	(220,708)

Cash Flows from Investing Activities
Maturities of investments	210,000	202,000
Purchase of investments	(166,619)	(216,101)
Cash paid for acquisition, including contingent consideration, net of cash acquired	—	(52,573)
Purchase of property and equipment	(13,672)	(4,613)
Net cash provided by (used) in investing activities	29,709	(71,287)

Cash Flows from Financing Activities
Tax payments related to shares withheld for vested restricted stock units	(6,148)	(5,701)
Proceeds from the issuance of common stock under employee stock purchase plan	669	1,562
Proceeds from the issuance of common stock upon exercise of options	15	754
Proceeds from the issuance of common stock, net	162,009	349,786
Net cash provided by financing activities	156,545	346,401
Effect of foreign exchange rate changes	1,247	(616)
Net increase in cash, cash equivalents and restricted cash	16,360	53,790
Cash, Cash Equivalents and Restricted Cash Beginning of Period	122,053	181,318
Cash, Cash Equivalents and Restricted Cash End of Period	$138,413	$235,108

Supplemental disclosure of non-cash investing and financing activities:
Net unrealized loss on investments	140	(49)
Acquisition of property and equipment included in accounts payable and accrued expenses	13,283	2,342
Intangible asset and deferred tax liability arising from contingent consideration	—	23,495
Conversion of convertible preferred stock to common stock	1	—
Increase / (decrease) in lease liabilities due to obtaining/(reduction) in right-of-use assets from lease modifications	496	11,297

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

Beyond the U.S., the Company plans to launch Amtagvi® into additional markets with a high prevalence of advanced melanoma, including the United Kingdom (“UK”), Canada, Australia, Switzerland, and European Union (“EU”). In June 2024, the Company submitted a centralized marketing authorization application (“MAA”) to the European Medicines Agency (“EMA”) for lifileucel which was validated and accepted for review by the EMA in August 2024. Following interactions with EMA’s Committee for Medicinal Products for Human Use (“CHMP”), Iovance notified EMA of its decision to withdraw the MAA and is working to determine a resubmission strategy. An MAA was submitted to the Medicines and Healthcare Products Regulatory Agency in the UK and is on track for potential approval and launch in the first half of 2026. Australia’s Therapeutic Goods Administration granted Priority Review to Amtagvi® with a decision anticipated by early 2026, and the Swiss Medic recommended Priority Review ahead of the Swiss regulatory submission planned in the fourth quarter of 2025. A new drug submission (“NDS”) was deemed eligible for Notice of Compliance with Conditions (“NOC/c”) by Health Canada and submitted in 2024 and approval is expected in the third quarter of 2025, which would make lifileucel the first and only approved therapy in this treatment setting in Canada. Across the U.S. and other targeted global markets, Amtagvi® has the potential to address more than 20,000 previously treated advanced melanoma patients annually.

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

Basis of Presentation of Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company for the three and six months ended June 30, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company's financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2025 or for any other period. The condensed consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2025.

Liquidity

As of June 30, 2025, the Company had $307.1 million in cash, cash equivalents, short-term investments, and restricted cash ($132.5 million of cash and cash equivalents, $168.7 million in short-term investments, and $5.9 million in restricted cash). The Company has launched its first internally developed commercial product and continues to be engaged in the development of therapeutics to fight cancer, specifically solid tumors. With the approval of the Biologics License Application (“BLA”), the Company began to generate revenue from the sale of its product Amtagvi® in the second quarter of 2024. Furthermore, following the acquisition of the worldwide rights to Proleukin® (as discussed below in Note 4 - Proleukin® Acquisition) in 2023, the Company began to generate revenue from the sales of Proleukin®. However, such revenues may not be material enough to generate positive operational cash flows during the 12 months from the date the condensed consolidated financial statements are issued and this Form 10-Q is filed. The Company has incurred a net loss of $227.8 million for the six months ended June 30, 2025 and used $171.1 million of cash in its operating activities during the six months ended June 30, 2025.

The Company expects to continue to incur significant expenses to support its ongoing execution of the commercial launch of Amtagvi®, fund ongoing clinical programs, including its NSCLC registrational study, IOV-LUN-202, and its frontline advanced melanoma Phase 3 confirmatory trial, TILVANCE-301, continue the development of its pipeline candidates, and for other general corporate purposes. Based on the funds the Company has available as of the date these condensed consolidated financial statements are issued, the Company believes that it has sufficient capital to fund its anticipated operating expenses and capital expenditures as planned for at least the next twelve months from the date these condensed consolidated financial statements are issued.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents, and Investments

The Company’s cash and cash equivalents include short-term investments with original maturities of three months or less when purchased. The Company's investments are classified as “available-for-sale.” The Company includes these investments in current assets or non-current assets in the condensed consolidated balance sheets based on the length of maturity from the reporting date and carries them at fair value. Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive loss. Impairment losses related to credit losses (if any) are recorded as an allowance for credit losses with an offsetting entry to Interest and other income, net. No impairment losses related to credit losses were recognized for the three and six months ended June 30, 2025 and 2024. The cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in Interest and other income, net in the condensed consolidated statements of operations. Gains and losses on securities sold are recorded based on the specific identification method and are included in Interest and other income, net in the condensed consolidated statements of operations. The Company has not incurred any realized gains or losses from sales of securities to date. The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities and commercial paper, and places restrictions on maturities and concentration by type and issuer, except for securities issued by the U.S. government.

Restricted Cash

As of June 30, 2025 and December 31, 2024, restricted cash totaled $5.9 million and $6.4 million, respectively. These amounts have been classified as either current or non-current assets in the Company’s condensed consolidated balance sheet based on the maturity date of the underlying letter of credit agreement.

The Company maintains a required minimum balance in segregated bank accounts in connection with its letters of credit for which amounts are restricted as to their use by the Company. As of June 30, 2025, the Company’s letters of credit were primarily comprised of a letter of credit for the benefit of the iCTC used as a security deposit for the lease in the amount of $5.45 million. The letter of credit for $5.45 million originally expired on May 28, 2020, however, it automatically extends for additional one-year periods, without written agreement, to May 28 in each succeeding calendar year, through at least 60 days after the lease expiration date. Further, on the expiration of the seventh year of the lease, and each anniversary date thereafter, the letter of credit may be decreased by $1.0 million, with a minimum security deposit of $1.5 million maintained through the end of the lease term.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash, reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30,
	2025	2024
Cash and cash equivalents	$132,469	$228,678
Restricted cash	5,944	6,430
Total cash, cash equivalents and restricted cash	$138,413	$235,108

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

Deferred tax liabilities arising from basis differences in assets acquired are calculated using the simultaneous equations method under ASC Topic 740, Income Taxes (“ASC 740”), and based on the effective tax rate. The resulting deferred tax liability is recorded in the condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024.

Contingent consideration in the scope of ASC Topic 815, Derivatives and Hedging (“ASC 815”), is included in the cost of the asset acquisition at its acquisition date fair value. Contingent consideration in the scope of ASC Topic 450, Contingencies (“ASC 450”), is recognized when it is both probable and reasonably estimable.

Inventory and Cost of Sales

Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. Cost includes amounts related to materials, internal labor, costs of external manufacturing, and allocable depreciation of manufacturing facilities, equipment and overhead. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Inventoriable costs incurred, such as manufacturing costs incurred prior to regulatory approval that do not qualify for capitalization and clinical manufacturing costs, are expensed as incurred as research and development expenses.

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

Proleukin® inventories presented in the condensed consolidated balance sheet as of June 30, 2025 include a step-up of the fair value of inventories as a result of the acquisition of the worldwide rights to Proleukin®.

The Company periodically reviews inventory for excess and obsolescence, considering factors such as its most recent sales and manufacturing forecast compared to quantities on hand and the expiration date of the product and materials. The Company adjusts its inventory that is obsolete or otherwise unmarketable to its estimated net realizable value in the period in which the impairment is first identified. Any such adjustments are included as a component of cost of sales within the Company’s condensed consolidated statements of operations.

Cost of sales includes inventory and period costs related to overhead and manufacturing costs of Amtagvi® during the three and six month period ended June 30, 2025 and during the period from approval through June 30, 2024, as well as the cost of inventories and other costs that are directly associated with the purchase and sales of Proleukin®. In addition, cost of sales in the Company’s condensed consolidated statements of operations includes royalties payable on sales of its products, as well as non-cash expenses including amortization of the fair value step-up of acquired Proleukin® inventory which is recognized as the acquired inventory units are sold, the acquired intangible asset related to developed technology, and the intellectual property license intangible assets.

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

The Company reviews intangible assets for impairment at least annually and whenever events or changes in circumstances have occurred which could indicate that the carrying value of the assets are not recoverable. If such indicators are present, the Company assesses the recoverability of affected assets by determining if the carrying value of the assets is less than the sum of the undiscounted future cash flows of the assets. If the assets are found to not be recoverable, the Company measures the amount of impairment by comparing the carrying value of the assets to their fair values. The Company determined that no indicators of impairment existed as of June 30, 2025.

Leases

The Company determines if an arrangement includes a lease at inception and thereafter, if modified. Operating leases are included in its condensed consolidated balance sheets as operating lease right-of-use assets and operating lease liabilities as of June 30, 2025 and December 31, 2024. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date or modification date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses an estimated incremental borrowing rate that is applicable to the Company based on the information available at the later of the lease commencement or modification date.

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

Selling, general, and administrative expense

Selling, general and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, procurement, legal, investor relations, facilities, business development, marketing, commercial, information technology and human resources functions. Other significant costs include facility costs not otherwise capitalized in inventory or included in research and development expenses. Selling, general and administrative costs are expensed as incurred, and the Company accrues for services provided by third parties related to such expenses by monitoring the status of services provided and receiving estimates from its service providers and adjusting its accruals as actual costs become known

Net Loss per Share

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

As of June 30, 2025 and 2024, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive:

	June 30,
	2025	2024
Stock options	18,994,381	18,880,137
Restricted stock units	11,411,549	11,838,116
Employee Stock Purchase Plan	570,824	250,400
Series A Convertible Preferred Stock*	97,000	97,000
Series B Convertible Preferred Stock*	1,932,667	2,842,158
	33,006,421	33,907,811

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include assumptions made in the fair value of intangible assets, equity awards and related stock-based compensation, assumptions used in measuring operating right-of-use assets and operating lease liabilities, accounting for potential liabilities, including estimates inherent in accruals related to clinical trials, and the realizability of the Company’s deferred tax assets.

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

NOTE 3. CASH EQUIVALENTS AND INVESTMENTS

The amortized cost and fair value of cash equivalents and investments as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of June 30, 2025	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$168,738	$—	$(24)	$168,714
Money market funds	81,369	—	—	81,369
Total investments	$250,107	$—	$(24)	$250,083

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2024	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$207,970	$117	$—	$208,087
Money market funds	61,432	—	—	61,432
Total investments	$269,402	$117	$—	$269,519

The fair value of cash equivalents and investments as of June 30, 2025 and December 31, 2024, are classified as follows in the Company’s condensed consolidated balance sheets (in thousands):

	June 30,	December 31,
Classified as:	2025	2024
Cash equivalents	$81,369	$61,432
Short-term investments	168,714	208,087
Total investments	$250,083	$269,519

Cash equivalents in the tables above exclude cash demand deposits of $51.1 million and $54.3 million as of June 30, 2025 and December 31, 2024, respectively. Unrealized gains and losses are included in accumulated other comprehensive loss, and as of June 30, 2025 and December 31, 2024, no unrealized losses on available-for-sale securities have resulted from credit risk. All available-for-sale securities held as of June 30, 2025 and December 31, 2024 had contractual maturities of less than one year. No significant available-for-sale securities held as of the periods presented have been in a continuous unrealized loss position for more than 12 months. To date, the Company has not recorded any impairment charges on its investments.

Recurring Fair Value Measurements

As of June 30, 2025, and December 31, 2024, the fair value of the Company’s financial assets that are measured at fair value on a recurring basis, which consist of cash equivalents and short-term and long-term investments classified as available-for-sale securities, are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of June 30, 2025
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$168,714	$—	$—	$168,714
Money market funds	81,369	—	—	81,369
Total investments	$250,083	$—	$—	$250,083

	Assets at Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$208,087	$—	$—	$208,087
Money market funds	61,432	—	—	61,432
Total	$269,519	$—	$—	$269,519

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

NOTE 5. INTANGIBLE ASSETS, NET

The gross carrying amounts and net book value of intangible assets as of June 30, 2025 and December 31, 2024, are as follows (in thousands):

	June 30,	December 31,
	2025	2024

Developed technology	$332,717	$304,939
Assembled workforce	701	643
Intellectual property license	7,500	7,500
Patents	475	—
Total intangible assets	$341,393	$313,082
Less: accumulated amortization	(45,140)	(30,684)
Intangible assets, net	$296,253	$282,398

The Company recognized amortization expense of $5.7 million and $11.1 million during the three and six months ended June 30, 2025, and $5.5 million and $10.1 million during the three and six months ended June 30, 2024, respectively. Amortization expense for the developed technology and the intellectual property license intangible assets is recorded in cost of sales, amortization expense for the assembled workforce is recorded in selling, general and administrative expense, and amortization expense for the patents is recorded in research and development expense in the condensed consolidated statement of operations for the three and six months ended June 30, 2025, and 2024.

The total estimated amortization of the Company’s intangible assets for the remainder of the year ending December 31, 2025, and the years ending December 31, 2026, 2027, 2028, and 2029 are $11.7 million, $23.3 million, $23.2million, $23.2 million, and $23.2 million, respectively.

NOTE 6. INVENTORY

As of June 30, 2025 and December 31, 2024, inventory consists of the following (in thousands):

	June 30,	December 31,
	2025	2024
Raw materials	$34,487	$27,743
Work in process	10,181	8,765
Finished goods	14,941	15,012
Total inventory	$59,609	$51,520

Inventory recorded as of June 30, 2025 is net of $8.3 million for excess and obsolescence reserves recorded for the three and six months ended June 30, 2025, such reserve being primarily related to excess Proleukin® inventory resulting from a manufacturer contract inherited in the Acquisition for which we cannot yet fully utilize the required purchase quantities while we scale the Amtagvi® commercial launch.

Inventory expected to be used or sold more than twelve months from the balance sheet date is classified as long-term other assets on the condensed consolidated balance sheet. As of June 30, 2025 the Company recorded $9.8 million of inventory as long-term other assets. There was no long-term inventory recorded as of December 31, 2024.

NOTE 7. REVENUE

Net revenue for the periods presented represents sales of Amtagvi® and Proleukin® as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Amtagvi®	$54,074	$12,819	$97,645	$12,819
Proleukin®	5,878	18,287	11,631	19,002
Total net revenue	$59,952	$31,106	$109,276	$31,821

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

Revenue from product sales was recorded net of GTN adjustments. The following table summarizes GTN adjustments for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Gross revenue	$60,866	$32,633	$110,519	$33,352
GTN adjustments:
Government rebates and chargebacks	(152)	(51)	(297)	(51)
Wholesaler fees and cash discounts	(618)	(931)	(787)	(935)
Other rebates, returns, discounts and adjustments	(144)	(545)	(159)	(545)
Total GTN adjustments	(914)	(1,527)	(1,243)	(1,531)
Net revenue	$59,952	$31,106	$109,276	$31,821

Consolidated net product revenue by geographic area for the periods presented is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
United States	$58,605	$30,034	$107,125	$30,034
Rest of world	1,347	1,072	2,151	1,787
Net revenue	$59,952	$31,106	$109,276	$31,821

Net product revenue in the U.S. is comprised of Amtagvi® revenue, as well as Proleukin® sales to support the ongoing commercialization of Amtagvi®. Net product revenue to date for the rest of world is comprised of sales of Proleukin® into markets outside of the U.S., primarily into European markets.

The following table summarizes the amount and percentage of gross revenue attributable to customers that represented more than 10% of the Company’s gross revenue and all other customers as a group for the three and six months ended June 30, 2025 and 2024, respectively (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30, 2025		June 30, 2025
	$	%	$	%
Customer A	$6,556	11%	$ *	0%
Other customers	54,310	89%	110,519	100%
Gross revenue	$60,866	100%	$110,519	100%
GTN adjustments	(914)		(1,243)
Net revenue	$59,952		$109,276

* Represents customer below 10%

	Three Months Ended		Six Months Ended
	June 30, 2024		June 30, 2024
	$	%	$	%
Customer A	$12,213	37%	$12,213	37%
Customer B	4,441	14%	4,441	13%
Other customers	15,979	49%	16,698	50%
Gross revenue	$32,633	100%	$33,352	100%
GTN adjustments	(1,527)		(1,531)
Net revenue	$31,106		$31,821

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2025	2024
Leasehold improvements	$85,901	$67,375
Lab, process, and validation equipment	25,935	25,477
Utility equipment	7,306	5,990
Office furniture and equipment	1,997	1,998
Computer software	8,512	8,512
Computer equipment	2,135	448
Machinery and equipment	504	363
Construction in progress	32,288	34,938
Total property and equipment, cost	$164,578	$145,101
Less: Accumulated depreciation and amortization	(42,105)	(36,020)
Property and equipment, net	$122,473	$109,081

Depreciation and amortization expense for the three and six months ended June 30, 2025 was $3.4 million and $6.2 million, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2024 was $3.0 million and $6.0 million, respectively.

NOTE 9. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued payroll and employee related expenses	$24,299	$31,910
Clinical related	22,491	13,017
Manufacturing related	15,025	10,084
Facilities related	11,031	6,748
Legal and related services	2,035	2,466
Inventory and distribution related	7,973	12,471
Other accrued expenses	6,227	5,240
Total accrued expenses	$89,081	$81,936

NOTE 10. STOCKHOLDERS’ EQUITY

Common Stock

The Company’s certificate of incorporation, as amended, authorizes the issuance of up to 500,000,000 shares of the Company’s common stock, par value $0.000041666. As of June 30, 2025, 341,919,364 shares of the Company’s common stock were issued and outstanding.

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

At the Market Offering Program

On November 18, 2022 , the Company entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with Jefferies LLC (“Jefferies”). Under the terms of the 2022 Sale Agreement, the Company was able to, from time to time, at its sole discretion, issue and sell through Jefferies, acting as a sales agent, up to $500.0 million of shares of the Company’s common stock. On June 16, 2023, the Company entered into a new Open Market Sale Agreement (the “2023 Sale Agreement”), which superseded and replaced in its entirety the 2022 Sale Agreement, which was terminated by the Company. Under the terms of the 2023 Sale Agreement, the Company may, from time to time, in its sole discretion, issue and sell through Jefferies, acting as a sales agent, up to $450.0 million of shares of the Company’s common stock. The issuance and sale, if any, of the shares of common stock by the Company under the 2023 Sale Agreement was or will be made pursuant to a prospectus supplement dated June 16, 2023 to the Company’s Registration Statement on Form S-3ASR, which became effective immediately upon filing with the SEC on June 16, 2023.

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

For the six months ended June 30, 2025, the Company raised approximately $162.0 million in net proceeds, through the sale of 32,903,034 shares of common stock pursuant to the 2023 Sale Agreement at a weighted average price per share of $5.02. For the six months ended June 30, 2024, the Company raised approximately $152.4 million in net proceeds, after offering costs, through the sale of 17,017,492 shares of common stock pursuant to the 2023 Sale Agreement at a weighted average price per share of $8.41.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock. As of June 30, 2025, 17,000 shares were designated as Series A Convertible Preferred Stock and 11,500,000 shares were designated as Series B Convertible Preferred Stock.

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

During six months ended June 30, 2025 and 2024, no shares of Series A Convertible Preferred Stock were converted into shares of common stock. As of June 30, 2025 and December 31, 2024, 194 shares of Series A Convertible Preferred Stock (that are convertible into 97,000 shares of common stock) remained outstanding.

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

During the six months ended June 30, 2025, 909,491 shares of Series B Convertible Preferred Stock were converted into 909,491 shares of common stock. No shares of Series B Convertible Preferred Stock were converted into shares of common stock for the six months ended June 30, 2024. As of June 30, 2025 and December 31, 2024, 1,932,667 and 2,842,158 shares of Series B Preferred Stock (that are convertible into 1,932,667, and 2,842,158 shares of common stock) remained outstanding, respectively.

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

On April 22, 2018, the Company’s Board of Directors (the “Board”) adopted the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan, (the “2018 Plan”), which was approved by the Company’s stockholders in June 2018. The 2018 Plan as approved initially authorized the issuance up to an aggregate of 6,000,000 shares of the common stock in the form of incentive (qualified) stock options, non-qualified options, common stock, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards or any combination of the foregoing. On June 8, 2020, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2018 Plan from 6,000,000 to 14,000,000 shares, which became effective immediately. Additionally on June 10, 2022, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2018 Plan from 14,000,000 to 20,700,000 shares, which became effective immediately. On June 6, 2023, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 20,700,000 to 29,700,000 shares, which became effective immediately. On June 11, 2024, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 29,700,000 to 36,700,000 shares and permit share recapture from the 2014 Plan, which became effective immediately. On June 10, 2025, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 36,700,000 to 49,200,000 shares and permit share recapture from the 2014 Plan, which became effective immediately. As of June 30, 2025, 3,833,925 shares of the Company’s common stock were available for grant under the 2018 Plan, including shares recaptured from the 2014 Plan.

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

The Compensation Committee approved additional amendments to the 2021 Inducement Plan solely to increase the number of shares reserved for issuance under the 2021 Inducement Plan from 1,750,000 to 2,250,000 shares of the Company’s common stock on March 13, 2023 from 2,250,000 to 2,750,000 shares of the Company’s common stock on February 26, 2024, and from 2,750,000 shares to 4,750,000 shares on November 22, 2024 without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, equity awards under the 2021 Inducement Plan may only be made to an employee if such employee is granted such equity awards in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. In addition, awards under the 2021 Inducement Plan may only be made to employees who have not previously been an employee or member of the Board (or any parent or subsidiary of the Company) or following a bona fide period of non-employment of the employee by the Company (or a parent or subsidiary of the Company). As of June 30, 2025, 50,109 shares of the Company’s common stock were available for grant under the Inducement Plan.

Stock Options

A summary of the status of stock options as of June 30, 2025 and the changes during the six months ended June 30, 2025 are presented in the following table:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contract	Value
	Options	Price	Life (Years)	( in thousands)
Outstanding at December 31, 2024	18,218,126	$17.41		$
Issued	1,797,270	3.63
Exercised	(2,586)	5.80
Expired/Cancelled	(1,018,429)	17.74
Outstanding at June 30, 2025	18,994,381	$16.09	5.99	$—
Ending vested and expected to vest at June 30, 2025	18,994,381	$16.09	5.99	$—
Options exercisable at June 30, 2025	14,700,758	$18.90	5.11	$—

As of June 30, 2025, there was $16.7 million of total unrecognized compensation expense related to unvested employee stock options. The unrecognized compensation expense is estimated to be recognized over a period of 1.97 years as of June 30, 2025. The weighted average grant date fair value for employee options granted under the Company’s stock option plans during the six months ended June 30, 2025 was $2.61 per option.

The aggregate intrinsic value in the table above reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended June 30, 2025 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2025. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

Employee Stock Purchase Plan

In June 2020, the Company adopted the 2020 ESPP upon its approval by the Company’s shareholders at its Annual Stockholders Meeting on June 8, 2020. The Company reserved 500,000 shares of its common stock for issuance under the 2020 ESPP. On June 6, 2023, the Company's stockholders approved an amendment to the 2020 ESPP to increase the number of shares reserved for issuance under the 2020 ESPP from 500,000 shares of the Company’s common stock to 1,400,000 shares of the Company’s common stock, which became effective immediately. On June 11, 2024, the Company's stockholders approved an amendment to the 2020 ESPP, to increase the number of shares reserved for issuance under the 2020 ESPP from 1,400,000 to 1,900,000 shares of the Company’s common stock, which became effective immediately. On June 10, 2025, the Company’s stockholders approved an amendment to the 2020 ESPP, to increase the number of shares reserved for issuance under the 2020 ESPP from 1,900,000 to 2,900,000 shares of the Company’s common stock, which became effective immediately.

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

The compensation expense related to the 2020 ESPP for the three and six months ended June 30, 2025 was $0.3 million, and $0.7 million, respectively. The compensation expense related to the 2020 ESPP for the three and six months ended June 30, 2024 was $0.3 million, and $0.7 million, respectively. As of June 30, 2025, there was $0.6 million of unrecognized compensation cost associated with the 2020 ESPP, which is expected to be recognized over the remaining 5.4 months.

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

A summary of the status of RSUs and PRSUs as of June 30, 2025 and the changes during the six months ended June 30, 2025 are presented in the following table:

		Weighted
	Number	Average
	of	Grant Date
	RSUs and PRSUs	Fair Value
Outstanding at December 31, 2024	9,547,643	$15.08
Granted	6,919,396	3.99
Vested/Released	(4,141,748)	16.08
Canceled/Forfeited	(913,742)	9.64
Outstanding at June 30, 2025	11,411,549	$8.43
Ending vested and expected to vest at June 30, 2025	11,115,730	$8.43

As of June 30, 2025, there was $73.8 million of unrecognized stock-based compensation expense associated with unvested RSUs and PRSUs, which the Company expects to recognize over a remaining weighted-average period of 2.19 years. The aggregate intrinsic value of the unvested RSUs and PRSUs outstanding as of June 30, 2025 was $19.6 million.

Stock-Based Compensation

Total stock-based compensation expense related to the Company’s stock-based awards was recorded on the condensed consolidated statements of operations, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Cost of sales	$2,149	$2,297	$4,569	$2,297
Research and development	6,359	13,107	16,276	22,022
Selling, general, and administrative	6,435	15,062	17,013	23,325
Total stock-based compensation expense	$14,943	$30,466	$37,858	$47,644

The amount included in capitalized inventory for stock-based compensation expense for personnel engaged with manufacturing activities was $0.8 million as of June 30, 2025, and $1.2 million as of December 31, 2024.

Total stock-based compensation expense by type of award was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Stock option expense	$3,485	$5,267	$7,278	$11,030
Restricted stock expense	11,128	24,876	29,880	35,943
ESPP expense	330	323	700	671
Total stock-based compensation expense	$14,943	$30,466	$37,858	$47,644

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

The table below highlights the Company’s revenue, expenses and net loss for the segment and is reconciled to net loss on a consolidated basis for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Net sales	$59,952	$31,106	$109,276	$31,821

Direct cost of goods sold (a)	$49,798	$21,726	$92,861	$24,407
Acquisition related cost of sales (b)	$5,637	$5,432	$10,989	$10,012
Royalties	$1,229	$4,210	$2,555	$4,210

Total cost of sales	$56,664	$31,368	$106,405	$38,629

Expenses

Research and development	$71,314	$45,448	$135,802	$115,734
General and administrative	$21,275	$17,600	$43,532	$35,562
Sales and marketing	$9,990	$6,774	$21,080	$11,929
Other segment items (c)	$12,367	$27,017	$30,278	$40,044

Total expenses	$114,946	$96,839	$230,692	$203,269

Net loss	$(111,658)	$(97,101)	$(227,821)	$(210,077)

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

NOTE 12. LICENSES AND AGREEMENTS

National Institutes of Health (the “NIH”) and the National Cancer Institute (the “NCI”)

Cooperative Research and Development Agreement (the “CRADA”)

In August 2011, the Company signed a five-year CRADA with the NCI to work on the development of adoptive cell immunotherapies in multiple solid tumor types, including unmodified TIL as a stand-alone therapy or in combination, improved methods for the generation and selection of TIL cell therapy with anti-tumor reactivity, and strategies for more potent TILs. The CRADA has been amended since then to, among other things, extend the term of the CRADA, include new indications such as bladder, lung, triple-negative breast, and Human Papilloma Virus (“HPV”)-associated cancers, and modify the focus on the development of unmodified TIL as a stand-alone therapy or in combination and the evaluation in clinical trials of strategies for development of more potent TILs.

In July 2024, the NCI and the Company entered into a fourth amendment to the CRADA to extend its term by an additional five years to August 2029. The fourth amendment includes collaboration on preclinical and clinical development of enhanced tumor reactive TIL products for the treatment of a broad range of common epithelial cancers.

Pursuant to the terms of the CRADA, as amended, the Company is required to make quarterly payments to the NCI for support of research activities through the end of the CRADA’s term. To the extent the Company licenses patent rights relating to a TIL-based product candidate, the Company will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, the Company may be required to supply certain test articles, including TIL, grown and processed under Current Good Manufacturing Practice (“cGMP”) conditions, suitable for use in clinical trials. The Company or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. The Company recorded costs associated with the CRADA of $0.8 million and $1.7 million, for the three and six months ended June 30, 2025 and $0.5 million and $1.0 million for the three and six months ended June 30, 2024, respectively, as research and development expenses.

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

The Second Amended and Restated Patent License Agreement requires the Company to pay royalties based on a percentage of net sales in jurisdictions where patent rights exist, which percentage can fall into a tier that may be less than one percent to mid-single digits depending upon certain events, including the exclusivity of the rights, and the Company expects lower overall royalty payments as a result. The Company is also required to pay potential milestone payments on the achievement of certain clinical, regulatory, and commercial sales milestones for each of the indications and other direct costs incurred by the NIH pursuant to the Second Amended and Restated Patent License Agreement. The Company has made and anticipates making additional payments that could range from several hundred thousand dollars to the mid-single-digit millions of dollars in conjunction with certain development milestones, the approval of a BLA or its foreign equivalent, or the first U.S. and foreign commercial sales of any of its product candidates covered by the Second Amended and Restated Patent License Agreement. The term of the Second Amended and Restated Patent License Agreement continues until the expiry of the last-to-expire patent rights licensed thereunder, and the agreement contains standard termination provisions. The Company paid and recorded a $0.6 million milestone payment for an intellectual property license that was payable within 60 days of successful completion of the first Company sponsored Phase 2 clinical study in melanoma, as research and development expenses, for the year ended December 31, 2023. The Company also paid a $1.5 million milestone payment for an intellectual property license that was payable within 60 days of the approval of Amtagvi® for use in the treatment of melanoma, and a $6.0 million milestone payment for an intellectual property license that was payable within 60 days of the approval of the first commercial sale of Amtagvi® for use in the treatment of melanoma in the U.S. in accordance with the requirements of the Second Amended and Restated Patent License Agreement. Both aforementioned milestone payments have been capitalized and recorded as intangible assets on the condensed consolidated balance sheet. The Company recorded $0.2 million and $0.4 million, for the three and six months ended June 30, 2025, and $0.2 million and $0.3 million for the three and six months ended June 30, 2024, respectively, as a component of cost of sales related to amortization of the milestone payments.

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

H. Lee Moffitt Cancer Center

Research Collaboration and Clinical Grant Agreements with Moffitt

In June 2020, the Company entered into a Sponsored Research Agreement (the “SRA”) with the H. Lee Moffitt Cancer Center (“Moffitt”), with a term that ended either upon completion of the research thereunder or on July 1, 2022, whichever is sooner. The SRA has been extended multiple times and currently has an expiration date of May 31, 2025. The Company recorded a de minimis amount and $0.1 million, for the three and six months ended June 30, 2025, respectively, and $0.1 million for each of the three and six months ended June 30, 2024, respectively, as a research and development costs.

The University of Texas M.D. Anderson Cancer Center

Strategic Alliance Agreement

In April 2017, the Company entered into a Strategic Alliance Agreement (the “SAA”) with The University of Texas M.D. Anderson Cancer Center (“MDACC”), under which the Company and MDACC agreed to conduct clinical and preclinical research studies. The Company agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA, of which approximately $5.3 million has been funded to date and has been recorded as research and development expense. In return, the Company acquired all rights to inventions resulting from the studies and has been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of MDACC reasonably necessary to exploit, including the commercialization thereof. The Company has also been granted certain rights in clinical data generated by MDACC outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt by the Company of all deliverables due from MDACC thereunder. On March 28, 2024, the Company and MDACC entered into the first amendment to the SAA, under which both parties agreed to conduct additional preclinical research studies. There was no activity for the three and six months ended June 30, 2025 under this agreement. For the three months ended June 30, 2024, the Company recorded a de minimis cost as a research and development cost, and a benefit of $0.4 million for the six months ended June 30, 2024 as a result of finalization of the cost reconciliation.

Minaris Advanced Therapies

In November 2016, the Company entered into a manufacturing services agreement (the “First MSA”) with WuXi Apptec, Inc. (“WuXi Apptec”) pursuant to which WuXi Apptec agreed to provide manufacturing and other services for two cGMP manufacturing suites for clinical manufacturing and related testing services. The First MSA was amended and restated in December 2017, further amended and restated and assigned to the Company’s subsidiary Iovance Biotherapeutics Manufacturing LLC (“Iovance Manufacturing LLC”), and Wuxi Advanced Therapies, Inc. in January 2020, and further amended in November 2020 and December 2021. The First MSA expired in November 2022.

In October 2022, Iovance Manufacturing LLC entered into an additional three-year manufacturing and services agreement (the “Second MSA”) with WuXi Advance Therapies, Inc. and its parent company, WuXi Apptec Co., Ltd (collectively, “WuXi”), which, following the acquisition of WuXi, was amended in May 2025 to replace WuXi as party to the Second MSA with Advanced Therapies, LLC (operating under a trade name of Minaris Advanced Therapies, or “Minaris”). Under the Second MSA, Iovance Manufacturing LLC entered into a statement of work for two cGMP manufacturing suites to be operated by Minaris for Iovance Manufacturing LLC to support clinical and commercial manufacturing and related testing services. The Second MSA and its related statement of work superseded the statements of work under the First MSA with respect to manufacturing in the two suites and expire on December 31, 2025. Iovance Manufacturing LLC may unilaterally terminate the statement of work for clinical and commercial manufacturing with written notice of written notice of 6 months in year 3 of the term. The Company recorded costs associated with agreements with Minaris of $6.1 million and $3.8 million for the three months ended June 30, 2025 and 2024, respectively, and $14.5 million and $9.6 million for the six months ended June 30, 2025 and 2024, respectively, as costs and expenses included in the condensed consolidated statement of operations or as inventory in the condensed consolidated balance sheets.

Cellectis S.A.

In December 2019, the Company entered into a research collaboration and exclusive worldwide license agreement whereby the Company will license gene-editing technology from Cellectis S.A. (“Cellectis”), a clinical-stage biopharmaceutical company, to develop TIL cell therapies that have been genetically edited, including a PD-1 inactivated product that the Company refers to as IOV-4001. Financial terms of the license include annual license payments and development, regulatory and sales milestone payments from the Company to Cellectis, as well as royalty payments based on net sales of TALEN®-modified TIL products. The Company recorded costs associated with the license agreement with Cellectis of $0.1 million and $0.2 million for each of the three and six months ended June 30, 2025 and 2024, respectively, as research and development expense.

Novartis Pharma AG and Related Entities

In January 2020, the Company obtained a license from Novartis Pharma AG (“Novartis”) to develop and commercialize an antibody cytokine engrafted protein, which the Company refers to as IOV-3001. Under the agreement, the Company paid an upfront payment to Novartis and may pay future milestones related to initiation of patient dosing in various phases of clinical development for IOV-3001 and approval of the product in the U.S., EU and Japan. Novartis is also entitled to low-to-mid single digit percentage royalties from commercial sales of the product. The Company recorded costs associated with the license agreement from Novartis of $10.0 million as research and development expenses for the year ended December 31, 2020. The Company recorded zero and $2.5 million related to the initiation of patient dosing for the three and six months ended June 30, 2025. No expenses were recorded for the three and six months ended June 30, 2024.

On May 18, 2023, as part of the completion of the Acquisition, the Company inherited two historical asset purchase agreements, one historical master cell bank license and working cell bank transfer agreement and one historical license agreement from Clinigen with Novartis AG, Novartis Pharma AG and Novartis Vaccines and Diagnostics, Inc. pursuant to which, among other things, the Company may be required to make future milestone payments based on net sales (as defined in the relevant underlying agreements) in the U.S. and the rest of world, which includes any and all sales outside of the U.S. The maximum amount of these milestone payments payable under these agreements is $30.0 million upon reaching several certain net sales amounts in the U.S. and $15.0 million upon reaching several certain net sales amounts in the rest of the world, of which 25% of each milestone payment will be reimbursed by Clinigen by deduction from the deferred consideration due under the Option Agreement in the period such milestone payment is made. To date, the net sales milestones have not been achieved, and, therefore, no payments were made under these agreements for either the three and six months ended June 30, 2025 and 2024.

Boehringer Ingelheim Biopharmaceuticals GmbH

On May 18, 2023 as part of the completion of the Acquisition, the Company inherited a manufacturing and supply agreement from Clinigen with Boehringer Ingelheim Biopharmaceuticals GmbH (“BI”) pursuant to which BI will carry out the processing, manufacturing and supply of Proleukin® in unlabeled vials. The term of this agreement is through October 2025, with automatic renewals for a period of two years unless terminated as permitted by the contract. Under this agreement, the Company must purchase a minimum number of vials each year at fixed prices determined by vial batch size. The total estimated purchase obligations under this agreement for the remainder of the year ending December 31, 2025, and the years ending December 31, 2026, and 2027 are $8.2 million, $9.1 million, and $8.2 million, respectively.

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

For contracts with multiple deliverables, Topic 842 requires the Company to first identify a lease deliverable and non-lease deliverable included in the arrangements, and then allocate the fixed contractual consideration to the lease deliverable(s) and the non-

lease deliverable(s) on a relative standalone selling price basis to determine the amount of operating lease right-of-use assets and liabilities. The Company identified the use of a dedicated suite as a single lease deliverable, and related labor services as a single non-lease deliverable in each of the CMO arrangements. Judgment is required to determine the relative standalone selling price of each deliverable as the observable standalone selling prices are not readily available. Therefore, management uses estimates and assumptions in determining relative standalone selling price of lease of a suite and labor service using information that includes market and other observable inputs to the extent possible.

The balance sheet classification of the Company’s right-of-use asset and lease liabilities was as follows (in thousands):

	June 30,	December 31,
	2025	2024
Operating lease right-of-use assets	$49,949	$55,201
Operating lease liabilities
Current portion included in current liabilities	$7,070	$12,896
Long-term portion included in non-current liabilities	45,096	44,365
Total operating lease liabilities	$52,166	$57,261

The following table summarizes the components of lease expenses, which were included in total costs and expenses in the Company’s condensed consolidated statements of operations and in inventory in the condensed consolidated balance sheets, and other information related to the Company’s operating leases as follows (in thousands except weighted-average remaining lease terms and discount rates):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating lease cost	$3,925	$3,996	$7,893	$7,793
Variable lease cost	639	1,102	1,582	2,710
Short-term lease cost	79	132	183	188
Total lease cost	$4,643	$5,230	$9,658	$10,691

Other information
Cash paid for amounts included in the measurement of lease liabilities included in cash flows from operations	$3,620	$4,291	$7,830	$8,581
Increase(Decrease) in right-of-use assets from lease modifications	$1,925	$—	$496	$11,297
Weighted-average remaining lease terms (years)			13.59	11.73
Weighted-average discount rates			7.7%	7.7%

As of June 30, 2025, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

		CMO
	Facility	embedded
Year Ending December 31,	leases	leases	Total
2025	$2,996	$4,728	$7,724
2026	5,985	—	5,985
2027	4,858	—	4,858
2028	4,964	—	4,964
2029	4,838	—	4,838
Thereafter	58,004	—	58,004
Total lease payments	$81,645	$4,728	$86,373
Less: Present value adjustment	(34,054)	(153)	(34,207)
Operating lease liabilities	$47,591	$4,575	$52,166

NOTE 14. LEGAL PROCEEDINGS

Shumacher Derivative Lawsuit. On December 11, 2020, a purported stockholder derivative complaint was filed by plaintiff Leo Shumacher against the Company, as nominal defendant, and then current directors, as defendants, in the Court of Chancery in the

State of Delaware (the “Court of Chancery”). The complaint alleges breach of fiduciary duty and a claim for unjust enrichment in connection with alleged excessive compensation of certain non-executive directors of the Company and seeks unspecified damages on behalf of the Company. The parties agreed to a proposed settlement, which was submitted to the Court of Chancery on June 15, 2022. After a hearing on November 17, 2022, the Court of Chancery required the parties to take additional steps before it would approve the settlement. The Company, as nominal defendant, and its current directors, as defendants, answered the complaint on February 3, 2023. The parties agreed to a revised proposed settlement, which was submitted to the Court of Chancery on March 12, 2024. On July 17, 2024, the Court of Chancery declined to approve the settlement. The case will proceed to discovery. On January 17, 2025, a non-party stockholder (The Paul Berger Revocable Trust), which objected to the revised proposed settlement, filed a derivative complaint and letter with the Court suggesting consolidation. On May 29, 2025, the Court issued an order consolidating the cases and appointing the Paul Berger Revocable Trust as lead plaintiff and its counsel as lead counsel. The Company intends to vigorously defend against this matter.

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

In its counterclaims, the Company is seeking damages in an amount exceeding $0.5 million and an order rescinding any and all agreements that the Solomon Plaintiffs contend entitled them to obtain shares of Company stock. On May 12, 2020, the court granted the Company’s motion for summary judgment limiting the Solomon Plaintiffs’ damages for the Equity Claim to $47,420. The Solomon Plaintiffs filed a notice of appeal of this summary judgment on June 9, 2020. On July 2, 2020, the court granted the Company’s motion to dismiss the First Solomon Suit for want of prosecution. On January 4, 2021, the court granted the Solomon Plaintiffs motion for reconsideration and reinstituted the case. On January 15, 2021, the Company filed a notice of appeal of the court’s grant of the Solomon Plaintiffs motion for reconsideration. On May 11, 2021, the Appellate Division upheld the court’s grant of the Solomon Plaintiffs’ motion for reconsideration of the dismissal of the First Solomon Suit for want of prosecution. On January 22, 2025, Solomon Sharbat and Shelhav Raff (through new legal counsel) filed a motion for leave to file an amended complaint in the First Solomon Suit, which the Company opposed. On March 10, 2025, the Company filed a motion for summary judgment, which the Solomon Plaintiffs opposed.

On September 27, 2019, the Solomon Plaintiffs filed a new lawsuit (through new legal counsel) (the “Second Solomon Suit”) titled Solomon Capital, LLC, Solomon Capital 401(K) Trust, Solomon Sharbat and Shelhav Raff v. Iovance Biotherapeutics, Inc., f/k/a/ Lion Biotechnologies Inc. f/k/a/ Genesis Biopharma Inc., and Manish Singh in the Supreme Court of the State of New York, County of New York (index no. 655668/2019). In the Second Solomon Suit, the Solomon Plaintiffs allege that they are third party beneficiaries of a “finder’s fee agreement” that prior management entered into with a third party unlicensed entity in 2012 in connection with seeking financing, that an agreement or understanding existed between the Company and the plaintiffs that the plaintiffs would be paid fees and commissions (in cash and stock) if they obtained financing for the Company, and that they directly and indirectly introduced investors to the Company who invested in the Company, or were willing to invest in the Company. Finally, the Solomon Plaintiffs allege that they were promised a license to use the Company’s technology in Israel. The plaintiffs claim that the Company breached the foregoing understandings, promises and agreements and, as a result, they are entitled to certain damages. The Solomon Plaintiffs also allege that Manish Singh, the Company’s former Chief Executive Officer, committed fraud and took shares belonging to them. On February 18, 2020, the Company filed a removal petition and removed the Second Solomon Suit to the U.S. District Court for the Southern District of New York (the “District Court”), where the case was assigned case no. 1:20-cv-1391. On May 22, 2020, the Company moved to dismiss the Second Solomon Suit for lack of personal jurisdiction. On March 26, 2021, the District Court denied the Company’s motion to dismiss for lack of personal jurisdiction. The Company filed a response to the complaint in the Second Solomon Suit on April 30, 2021. On May 26, 2021, the Company and Singh filed motions for judgment on the pleadings with respect to the second and third claims asserted against the Company and all claims asserted against Singh, respectively, in the Second Solomon Suit. On January 5, 2022, the District Court granted the Company’s motions for judgment on the pleadings, dismissing the second and third claims against the Company and dismissing all claims against Singh. On January 4, 2023, the District Court granted in part the Company’s motion for sanctions against the Solomon Plaintiffs for violating Rule 11 of the Federal Rules of Civil Procedure, in a decision and order that dismissed the Solomon Plaintiffs’ first claim against the Company, denied the Solomon Plaintiffs’ motion for leave to amend the complaint, and ordered the Solomon Plaintiffs to pay the Company’s attorneys’ fees incurred in connection with the Rule 11 motion. Following the District Court’s decision and order on the Rule 11 motion, only the Solomon Plaintiffs’ fifth and sixth claims, for unjust enrichment and indemnification, respectively, remained pending against the Company. On October 26, 2023, the District Court granted the Company’s motion for summary judgment and dismissed the Solomon Plaintiffs’ fifth and sixth claims. On October 27, 2023, the District Court entered judgment for the Company and closed the Second Solomon Suit. On November 10, 2023, the Company filed a motion for attorneys’ fees as the prevailing party in the action. On December 1, 2023, the Solomon Plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit (the “Second Circuit Court”), appealing the District Court’s orders (a) granting the motions for judgment on the pleadings filed on behalf of Singh and the Company, (b) granting the Company’s Rule 11 motion, (c) denying the Solomon Plaintiffs’ motions to compel discovery and re-open discovery, and (d) granting the Company’s summary judgment motion. On December 22, 2023, the Company filed a motion for an order requiring the Solomon Plaintiffs to post an appeal bond, to ensure payment of the Company’s appellate fees and costs should the Company prevail on the appeal. On May 9, 2024, the District Court issued an order granting the Company’s motions for attorneys’ fees and for an appeal bond. On June 28, 2024, the Company filed motions to dismiss the appeal on the grounds that the Solomon Plaintiffs (a) did not have an opening brief on file, which the Second Circuit Court denied, and (b) had not filed an appeal bond. The District Court entered judgment in favor of the Company on September 23, 2024, including a monetary award pursuant to the District Court’s Rule 11 order and orders for attorneys’ fees and costs. On October 9, 2024, the Second Circuit Court stated that it would dismiss the appeal unless the Solomon Plaintiffs post the appeal bond by October 23, 2024. The Solomon Plaintiffs then moved for an extension of time until November 23, 2024 to post the appeal bond. The Company filed an opposition to the motion. The Second Circuit Court denied the Solomon Plaintiffs’ motion for an extension of time on November 7, 2024, and dismissed the appeal on November 8, 2024.

The Company intends to vigorously defend these complaints and pursue its counterclaims, as applicable. At the current stage of the litigation, in both the First Solomon Suit and the Second Solomon Suit, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.

Securities Class Actions and Shareholder Derivative Cases. On May 15, 2025, two putative securities class actions were filed in the United States District Court for the Northern District of California, captioned Sundaram v. Iovance Biotherapeutics, Inc., et al., No. 25-cv-04177 (“Sundaram”) and Farberov v. Iovance Biotherapeutics, Inc., et al., No. 25-cv-04199 (“Farberov”), naming the Company and certain of the Company’s officers as defendants. The complaints purport to assert claims against the defendants under Section 10(b) of the Securities Exchange Act of 1934 (the “1934 Act”), SEC Rule 10b-5, and Section 20(a) of the 1934 Act. The Sundaram action is on behalf of persons or entities who acquired the Company’s common stock between August 8, 2024 and May 8, 2025, and the Farberov action is on behalf of persons or entities who acquired the Company’s common stock between May 9, 2024 and May 8, 2025. Each putative class action arises out of the Company’s quarterly disclosure of financial results on May 8, 2025, and the decline in the price of the Company’s common stock the following day, and involve allegations that during the respective class periods, defendants made materially false and misleading statements regarding the Company’s expected revenue for fiscal year 2025, which the plaintiffs claim artificially inflated the price of the Company’s common stock. The actions seek compensatory damages and costs and expenses incurred in the actions, including attorneys’ fees.

On June 5, 2025, two putative shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California, captioned Hollin v. Vogt, et al., 3:25-cv-04740 and Gera, et al. v. Vogt, et al., 3:25-cv-04794, purportedly brought on behalf of Iovance against certain current and former officers and directors of the Company. Iovance is named as a nominal defendant in the complaints. The lawsuits contain allegations based on or similar to those in the putative securities class actions and claim, among other things, that the named individual defendants breached their fiduciary duties and violated Section 14(a) of the 1934 Act by issuing or causing the Company to issue false and misleading disclosures concerning the Company’s financial forecasts for fiscal year 2025. Before filing the complaints, the plaintiffs did not make a demand that the Company’s Board of Directors consider the claims therein. The lawsuits seek money damages, corporate governance reforms, restitution, punitive damages, and costs and expenses of the lawsuits, including attorneys’ fees.

Based on the preliminary nature of the proceedings in these actions, the outcomes remain uncertain and we cannot estimate the potential impact, if any, on the Company’s business or financial statements at this time.

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

NOTE 15. INCOME TAXES

The Company recorded a tax expense of $2.0 million and $0.2 million for the three and six months ended June 30, 2025, respectively, which resulted in effective tax rates of -1.81% and -0.1%, respectively. The Company recorded a tax benefit of $1.5 million and $2.9 million for the same periods in 2024, respectively, which resulted in effective tax rates of 1.5% and 1.3%, respectively. The effective tax rate is different from the U.S. statutory rate of 21% due to the full valuation allowance against tax losses in the U.S. The income tax benefit for the periods presented for 2024 and the expense presented for the periods presented for 2025 primarily relate to operations in the UK and realization of related deferred taxes associated with the acquisition of the Proleukin business in UK.

As of June 30, 2025, the Company continued to maintain its full valuation allowance against U.S. federal and state net deferred tax assets as it expected to be in a cumulative loss position and does not have sufficient positive evidence to support the realizability of its U.S. net deferred tax assets.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing its impact on its consolidated financial statements.

NOTE 16. SUBSEQUENT EVENTS

On August 7, 2025, the Company announced a strategic restructuring plan with an associated reduction in workforce as a result of a review of current strategic priorities, resource allocation, and cost reduction intended to reduce operating costs, streamline operations and extend its cash runway. The restructuring plan is expected to optimize business performance, prioritize key manufacturing and research and development efforts, as well as reduce headcount by approximately 19 percent. The Company is currently evaluating the accounting impact on the 2025 consolidated financial statements.

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

Beyond the U.S., we plan to launch Amtagvi® into additional markets with a high prevalence of advanced melanoma, including United Kingdom, or UK, Canada, Australia, Switzerland, and European Union, or EU. In June 2024, we submitted a centralized marketing authorization application, or MAA, to the European Medicines Agency, or the EMA, for lifileucel which was validated and accepted for review by the EMA in August 2024. Following interactions with EMA’s Committee for Medicinal Products for Human Use, or CHMP, Iovance notified EMA of its decision to withdraw the MAA and is working to determine a resubmission strategy. An MAA was submitted to the Medicines and Healthcare Products Regulatory Agency in the UK and is on track for potential approval and launch in the first half of 2026. Australia’s Therapeutic Goods Administration granted Priority Review to Amtagvi® with a decision anticipated by early 2026, and the Swiss Medic recommended Priority Review ahead of the Swiss regulatory submission planned in the fourth quarter of 2025. A new drug submission, or NDS, was deemed eligible for Notice of Compliance with Conditions, or NOC/c, by Health Canada and submitted in 2024 and approval is expected in the third quarter of 2025, which would make lifileucel the first and only approved therapy in this treatment setting in Canada. Across the U.S. and other targeted global markets, Amtagvi® has the potential to address more than 20,000 previously treated advanced melanoma patients annually.

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

We are focusing ongoing Amtagvi® commercialization efforts on four primary areas:

●	supporting operations and patient enrollment at authorized treatment centers, or ATCs, in the U.S. and activating ATCs in the UK, Canada, and Australia to prepare for anticipated regulatory approvals and launches in those markets;
●	educating, training, and collaborating with healthcare professionals, or HCPs, who will be administering our product, as well as community oncologists who will be referring patients to our ATCs and larger community practices that may become ATCs;
●	operational excellence in launch execution, commercial manufacturing, and delivery of therapy; and
●	continuous communication with payors about the value of Amtagvi® to facilitate strong reimbursement and patient access.

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

There are three key steps in the Amtagvi® treatment process.

●	Step 1: Sample Collection. A tumor tissue sample of at least 1.5 cm in diameter is collected during a surgical resection and shipped to an approved, centralized manufacturing facility.
●	Step 2: Manufacturing. Upon arrival at the manufacturing facility, TIL are separated from other cells within the patient’s tumor tissue sample. Over the next 22 days, the cells are multiplied into the billions. Upon completion of manufacturing, Amtagvi® is quality tested to meet specific product release criteria. The final product is cryopreserved and sent back to the ATC for administration to the patient. Additional details on the Gen 2 manufacturing process are provided in the Manufacturing Process section of our Annual Report on Form 10-K.

●	Step 3: Treatment Regimen. The Amtagvi® treatment regimen begins with non-myeloablative lymphodepletion, or NMA-LD, to suppress the immunosuppressive tumor microenvironment, which we believe enhances the efficacy of TIL cell therapy. After NMA-LD, Amtagvi® is infused and followed by a short course of up to six doses of Proleukin® to promote T cell activity.

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

Manufacturing capacity for forecasted commercial and clinical demand

We are the first company to obtain FDA approval for a TIL cell therapy product. We believe that we are the only company in the U.S. to have a centralized, scalable, and commercially viable TIL manufacturing process. More than 1,000 patients have been treated with Iovance TIL cell therapy products manufactured using our proprietary processes across multiple indications in clinical trials and the commercial setting. Iovance TIL cell therapies are manufactured for commercial use and clinical trials at our manufacturing facility, the iCTC, and by a CMO. The FDA authorized iCTC for commercial manufacturing of Amtagvi® as well as our CMO for additional capacity to supplement our internal manufacturing. As built, the two facilities together have capacity to treat several thousands of cancer patients annually with commercial product and clinical supply.

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

We have investigated TIL cell therapy in global, multicenter clinical trials in advanced melanoma, cervical cancer, endometrial cancer, non-small cell lung cancer, or NSCLC, and head and neck squamous cell carcinoma, or HNSCC. Through ongoing academic collaborations, as well as government and other partners, we are investigating the next frontier for TIL cell therapy in other tumor types and treatment settings.

●	Frontline Advanced Melanoma: In frontline advanced melanoma patients who are naïve to anti-PD-1 therapy, we are investigating lifileucel in combination with pembrolizumab in TILVANCE-301, a randomized Phase 3 clinical trial intended to support registration in advanced frontline melanoma as well as to serve as a confirmatory trial to support full approval in post-anti-PD-1 advanced melanoma. TILVANCE-301 is expected to enroll approximately 670 patients and features dual primary endpoints of ORR and progression free survival, or PFS, assessed by blinded independent review committee. We also added Cohort 1D to our IOV-COM-202 trial to investigate lifileucel in combination with relatlimab and nivolumab in frontline advanced melanoma patients.
●	Advanced Non-Small Cell Lung Cancer: In NSCLC, we are investigating lifileucel TIL cell therapy in two clinical trials in NSCLC patient populations with significant unmet need. IOV-LUN-202 is a registrational clinical trial of lifileucel in advanced NSCLC patients who have progressed following chemotherapy and anti-PD-1 therapy. The IOV-COM-202 trial in solid tumors includes cohorts of NSCLC patients treated with lifileucel monotherapy and combination therapy.
●	Advanced Endometrial Cancer: IOV-END-201 is a phase 2 clinical trial investigating lifileucel in endometrial cancer to potentially address the unmet need for patients previously treated with platinum-based chemotherapy and anti-PD-1 therapy regardless of mismatch repair.
●	Next Generation TIL Cell Therapy: Our first genetically modified, TIL cell therapy, IOV-4001, is being investigated in the multi-center Phase 2 efficacy portion of a first-in-human clinical trial, IOV-GM1-201, in previously treated patients with advanced melanoma or NSCLC. IOV-4001 utilizes the gene-editing TALEN® technology, licensed from the clinical-stage biotechnology company, Cellectis S.A., or Cellectis, to inactivate the gene coding for PD-1. A second next generation TIL cell therapy, IOV-5001, is in Investigational New Drug, or IND, enabling studies. IOV-5001 is a genetically engineered, inducible, and tethered interleukin-12 TIL cell therapy designed to enhance TIL efficacy while optimizing safety.
●	Next Generation IL-2: A Phase 1/2 clinical trial is underway to investigate IOV-3001, a second-generation, modified interleukin-2 analog, for use in the TIL therapy treatment regimen. Preclinical data suggests IOV-3001 may have a better safety profile and require less frequent dosing compared to Proleukin
●	Additional Solid Tumor Cancers: Iovance TIL cell therapy has been investigated in additional solid tumor cancers in Iovance- and investigator-sponsored clinical trials. Lifileucel was evaluated as a monotherapy and in combination with pembrolizumab in the Phase 2 C-145-03 and IOV-COM-202 clinical trials in multiple patient cohorts with metastatic HNSCC, and in patients with advanced cervical cancer in the C-145-04 multicenter Phase 2 clinical trial. Indications studied in investigator sponsored clinical trials supported by Iovance include soft tissue sarcoma, osteosarcoma, pancreatic and colorectal cancer, platinum resistant ovarian cancer, anaplastic thyroid cancer, and triple negative breast cancer.

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

vitro, and a clinical trial of a prior generation IL-12 TIL therapy at the NCI showed improved efficacy. An IND application submission is currently planned for 2026.

Intellectual Property

We have established a leading intellectual property portfolio developed internally and licensed from third parties. We currently own more than 80 U.S. patents related to TIL cell therapy, including patents directed to compositions and methods of treatment in a broad range of cancers, such as U.S. Patent Nos. 10,130,659; 10,166,257; 10,272,113; 10,363,273; 10,398,734; 10,420,799; 10,463,697; 10,517,894; 10,537,595; 10,639,330; 10,646,517; 10,653,723; 10,695,372; 10,894,063; 10,905,718; 10,918,666; 10,925,900; 10,933,094; 10,946,044; 10,946,045; 10,953,046; 10,953,047; 11,007,225; 11,007,226; 11,013,770; 11,026,974; 11,040,070; 11,052,115; 11,052,116; 11,058,728; 11,083,752; 11,123,371; 11,141,434;11,141,438; 11,168,303; 11,168,304; 11,179,419; 11,202,803; 11,202,804; 11,220,670; 11,241,456; 11,254,913; 11,266,694; 11,273,180; 11,273,181; 11,291,687; 11,304,979; 11,304,980; 11,311,578; 11,337,998; 11,344,579; 11,344,580; 11,344,581; 11,351,197; 11,351,198; 11,351,199; 11,364,266; 11,369,637; 11,384,337; 11,433,097; 11,517,592; 11,529,372; 11,541,077; 11,713,446; 11,819,517; 11,857,573; 11,865,140; 11,866,688; 11,939,596; 11,969,444; 11,975,028; 11,981,921; 12,023,355; 12,024,718; 12,031,157; 12,104,172; 12,121,541; 12,159,700; 12,170,134; 12,188,048; 12,194,061; and 12,226,434. More than 40 of these patents are related to our Gen 2 TIL manufacturing processes and have terms that we anticipate will extend to October 2037 or January 2038, not including any patent term extensions or adjustments that may be available. Our owned and licensed intellectual property portfolio also includes patents and patent applications relating to TIL, marrow-infiltrating lymphocytes, or MIL, and peripheral blood lymphocyte, or PBL, therapies; frozen tumor-based TIL technologies; remnant TIL and digest TIL compositions, methods, and processes; methods of manufacturing TIL, MIL, and PBL therapies; the use of costimulatory and T cell modulating molecules in TIL cell therapy and manufacturing; stable and transient genetically-modified TIL cell therapies, including genetic knockouts of immune checkpoints; cytokine-tethered TIL cell therapies; methods of using immune checkpoint inhibitor, or ICIs, in combination with TIL cell therapies; TIL selection technologies; and methods of treating patient subpopulations.

Components of Operating Results

Revenues

Revenues for the three and six months ended June 30, 2025 represent product sales of Amtagvi®, as well as Proleukin®, primarily driven from sales in the U.S. to support the ongoing commercial launch of Amtagvi®, which received FDA approval in February 2024. Proleukin®, which we acquired the worldwide rights to in May 2023, is also sold in markets outside the U.S., primarily in the EU and UK.

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

In the event that the manufactured product does not meet specifications, or a patient is unable to receive the infusion, the Amtagvi® product is generally destroyed and the costs associated with manufacturing and inventory associated with the product is generally required to be expensed as cost of sales. However, if the out-of-specifications product can be administered as part of a clinical trial, in an expanded or early access program, or single-patient IND, as requested by the treating physician, the costs of the product are recorded as research and development expense based on the fact that we receive clinical data related to these infusions.

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

Income tax (expense) benefit

Income tax expense pertains to the operations in the UK and realization of related deferred taxes.

Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024

Revenue

	Three Months Ended		Increase		Six Months Ended		Increase
	June 30,		(Decrease)		June 30,		(Decrease)
(in thousands)	2025	2024	$	%	2025	2024	$	%
Amtagvi®	$54,074	$12,819	$41,255	322	$97,645	12,819	$84,826	662
Proleukin®	5,878	18,287	(12,409)	(68)	11,631	19,002	(7,371)	(39)
Total product revenue	$59,952	$31,106	$28,846	93	$109,276	$31,821	$77,455	243

Revenue for the three and six months ended June 30, 2025 increased by $28.8 million, or 93%, and $77.5 million, or 243%, compared to the same periods in 2024. With the BLA approval of Amtagvi® in February 2024, we began generating revenue for Amtagvi® in the second quarter of 2024 as infusions occurred at our ATCs, and the increase in revenue compared to the prior period was driven by the commercial launch of Amtagvi®, partially offset by a decrease in Proleukin® sales for the same periods in 2025 as compared to 2024 when we experienced significant re-stocking demand from specialty distributors in the U.S. to support ongoing and anticipated infusions followed by the commercial launch of Amtagvi® and as a result of the depletion Proleukin® inventory that was previously with distributors at the time of the acquisition of Proleukin®, or the Acquisition. Through the first quarter of 2024, product revenue was comprised entirely of product sales of Proleukin® in markets outside of the U.S. GTN adjustments did not materially affect net product revenue in the three months ended June 30, 2025 and 2024.

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

Costs and expenses

The following table summarizes the period-over-period changes in our costs and expenses:

	Three Months Ended		Increase		Six Months Ended		Increase
	June 30,		(Decrease)		June 30,		(Decrease)
(in thousands)	2025	2024	$	%	2025	2024	$	%
Cost of sales	$56,664	$31,368	$25,296	81	$106,405	$38,629	$67,776	175
Research and development expense	79,363	62,084	17,279	28	156,242	141,867	14,375	10
Selling, general, and administrative expense	37,699	39,568	(1,869)	(5)	81,624	70,961	10,663	15

Cost of sales

Cost of sales for the three months ended June 30, 2025 increased by $25.3 million, or 81%, compared to the same period in 2024. The increase was driven by (i) a $20.6 million increase in sales of products as well as costs related to the manufacturing of Amtagvi®, (ii) a $7.0 million increase in excess and obsolescence reserve primarily related to excess Proleukin® inventory resulting from a manufacturer contract inherited in the Acquisition for which we cannot yet fully utilize the required purchase quantities, (iii) a $3.3 million increase in period costs primarily related to patient drop-off driven by patient health and ability to receive the Amtagvi® treatment, as well as manufacturing results that did not meet required specifications, and were not otherwise utilized under an expanded access program or single-patient IND to generate clinical data, and (iv) a $0.2 million increase in non-cash amortization expense for the developed technology intangible assets driven by additional milestone payment paid made in the second quarter of 2024. These increases were partially offset by (i) a $3.0 million decrease in royalties payable related to the decrease in sales of Proleukin®, and a (ii) $2.8 million decrease in non-cash amortization expense for the amortization of the fair value step-up of acquired Proleukin® inventory sold as the acquired inventory continues to be depleted.

Cost of sales for the six months ended June 30, 2025 increased by $67.8 million, or 175%, compared to the same period in 2024. The increase was driven by (i) a $46.4 million increase in sales of products as well as costs related to the manufacturing of Amtagvi®, (ii) a $7.0 million increase in excess and obsolescence reserve primarily related to excess Proleukin® inventory resulting from a manufacturer contract inherited in the Acquisition for which we cannot yet fully utilize the required purchase quantities, (iii) a $18.1 million increase in period costs primarily related to patient drop-off driven by patient health as well as manufacturing results that did not meet required specifications, and (iv) a $1.0 million increase in non-cash amortization expense for the developed technology intangible assets driven by additional milestone payment paid made in the second quarter of 2024. These increases were partially offset by (i) a $1.6 million decrease in royalties payable related to the decrease in sales of Proleukin®, and (ii) a $3.1 million decrease in non-cash amortization expense for the amortization of the fair value step-up of acquired Proleukin® inventory sold as the acquired inventory continues to be depleted.

Research and development expense

Research and development expense for the three months ended June 30, 2025 increased by $17.3 million, or 28%, compared to the same period in 2024. The increase was primarily attributable to (i) a $16.0 million increase in payroll and related costs, primarily driven by an increase in the number of employees (ii) a $6.7 million increase in clinical costs, driven primarily by continued enrollment in TILVANCE-301 and the resumption of the LUN-202 study (iii) $1.8 million increase primarily due to license costs related to the expansion of our information technology infrastructure to support our clinical activities, (iv) a $1.1 million increase in lab and consumable costs to develop next generation candidates, and (v) a $0.3 million increase other costs including travel and facility related costs. The increase was partially offset by a $8.6 million decrease in stock-based compensation expense primarily driven by the number of stock awards granted at lower average stock price.

Research and development expense for the six months ended June 30, 2025 increased by $14.4 million, or 10%, compared to the same period in 2024. The increase was primarily attributable to (i) a $29.9 million increase in payroll and related costs, primarily driven by an increase in the number of employees (ii) a $13.9 million increase in clinical costs, driven primarily by continued enrollment in TILVANCE-301 and the resumption of the LUN-202 study, (iii) a $3.6 million primarily due to license costs related to the expansion of our information technology infrastructure to support our clinical activities, (iv) a $2.6 million increase in lab and consumable costs to develop next generation candidates and (v) $0.2 million increase in other costs including travel and facility related costs. The increase was partially offset by (i) a $30.1 million decrease in manufacturing costs, driven by capitalization of qualified costs for Amtagvi® manufacturing and (ii) a $5.7 million decrease in stock-based compensation expense primarily driven by the number of stock awards granted at lower average stock price, partially offset by an increase in the number of employees.

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

The table below summarizes our research and development expenses by therapeutic area (in thousands):

	Three Months Ended		Increase		Six Months Ended		Increase
	June 30,		(Decrease)		June 30,		(Decrease)
	2025	2024	$	%	2025	2024	$	%
Direct research and development expense by product candidate
TIL, including combination therapy
Lifileucel monotherapy	$18,033	$16,255	$1,778	11	$34,214	$29,405	$4,809	16
Combination Therapy	3,749	4,609	(860)	(19)	7,047	9,030	(1,983)	(22)
Next Generation	2,961	1,130	1,831	162	4,650	5,159	(509)	(10)
Others clinical, preclinical, and research programs under development	6,527	4,077	2,450	60	14,232	6,624	7,608	115

Indirect research and development expense
Personnel related (excluding stock-based compensation)	28,989	14,171	14,818	105	54,355	44,319	10,036	23
Stock-based compensation expense	6,359	12,976	(6,617)	(51)	16,276	22,473	(6,197)	(28)
Contractors and outside services	2,548	1,477	1,071	73	4,295	4,796	(501)	(10)
Office and facilities	10,197	7,389	2,808	38	21,173	20,061	1,112	6
Total research and development	$79,363	$62,084	$17,279	28	$156,242	$141,867	$14,375	10

Selling, general and administrative expense

Selling, general and administrative expenses for the three months ended June 30, 2025 decreased by $1.9 million, or 5%, compared to the same period in 2024. The decrease was primarily attributable to a $8.8 million decrease in stock-based compensation driven by the number of stock awards granted at lower average stock price. This decrease was partially offset by (i) a $2.8 million increase in costs incurred in support of the marketing and advertising of Amtagvi®, (ii) a $2.6 million increase in payroll and related expenses driven by an increase in the number of employees to support the growth in the overall business, and (iii) a $1.5 million increase in other costs, including costs associated with increased travel, software license costs related to the expansion of our information technology infrastructure.

Selling, general and administrative expenses for the six months ended June 30, 2025 increased by $10.7 million, or 15%, compared to the same period in 2024. The increase was primarily attributable to (i) a $6.7 million increase in payroll and related expense, driven by an increase in headcount to support the growth in the overall business including the commercialization of Amtagvi®, (ii) a $6.0 million increase in costs incurred in support of the distribution and commercialization of Amtagvi® and Proleukin®, (iii) a $1.9 million increase in software license costs related to the expansion of our information technology infrastructure, (iv) a $1.2 million increase in professional services fees, and (v) a $1.3 million increase in other costs, including costs associated with increased travel and legal fees. The increase was offset by a $6.5 million decrease in stock-based compensation primarily driven by the number of stock awards granted at lower average stock price, partially offset by an increase in the number of employees.

Interest and other income, net

	Three Months Ended		Increase		Six Months Ended		Increase
	June 30,		(Decrease)		June 30,		(Decrease)
(in thousands)	2025	2024	$	%	2025	2024	$	%
Interest and other income, net	$4,104	$3,355	$749	22	$7,324	$6,693	$631	9

Interest income, net for the three and six months ended June 30, 2025 increased by $0.7 million, or 22%, and $0.6 million, or 9%, compared to the same periods in 2024. The increase was primarily driven by an increase in average investment balances, resulting from net proceeds from recent public and at-the-market financings, partially offset by a slight decrease in interest rates.

Income tax (expense) benefit

	Three Months Ended		Increase		Six Months Ended		Increase
	June 30,		(Decrease)		June 30,		(Decrease)
(in thousands)	2025	2024	$	%	2025	2024	$	%
Income tax (expense) benefit	$(1,988)	$1,458	$3,446	236	$(150)	$2,866	$3,016	105

Income tax expense for the three and six months ended June 30, 2025 increased by $3.4 million, or 236%, and $3.0 million , or 105%, respectively, compared to the same periods in 2024. This increase was driven by an adjustment in transfer pricing, true up to tax attributes and deductions associated with the acquisition of the Proleukin business in UK.

Net loss

	Three Months Ended		Increase		Six Months Ended		Increase
	June 30,		(Decrease)		June 30,		(Decrease)
(in thousands)	2025	2024	$	%	2025	2024	$	%
Net loss	$(111,658)	$(97,101)	$14,557	15	$(227,821)	$(210,077)	$17,744	8

Net loss for the three and six months ended June 30, 2025 increased by $14.6 million, or 15%, and $17.7 million, or 8%, compared to the same periods in 2024. The increase in our net loss is primarily due to the related increase in cost of sales, as well as the overall growth in our workforce and corporate infrastructure to support the ongoing launch of Amtagvi® in the U.S., along with anticipated expansion in additional markets, continued growth in sales of Proleukin®, and ongoing and newly initiated clinical trials. We anticipate that we will continue to incur net losses in the future as we further invest in our clinical and internal research and development programs, as well as ongoing execution of the launch of Amtagvi®.

Liquidity and Capital Resources

As of June 30, 2025, we had $307.1 million in cash, cash equivalents, short-term investments, and restricted cash ($132.5 million of cash and cash equivalents, $168.7 million in short-term investments, and $5.9 million in restricted cash). We have incurred losses and generated negative cash flows from operations since inception. Historically, we have funded our operations from various public and private offerings of our equity securities, both common stock and preferred stock, from option and warrant exercises, and from interest income. Since 2017, our primary source of funds has been from the public sale of our common stock. With the recent approval of our BLA, we expect to continue to generate revenue from the sale of our first internally developed product, Amtagvi®. Furthermore, as Proleukin® inventory that was previously with distributors in the U.S. market at the time of the acquisition of the worldwide rights to Proleukin® in May 2023 has been substantially depleted, we also began to sell Proleukin® into the U.S. market, where product margins are substantially higher than in other markets, to support ongoing and anticipated infusions related to the continued strong commercial launch of Amtagvi®. However, such revenues for Amtagvi® and Proleukin® may not be material enough to generate positive operational cash flows during the 12 months from the date the condensed consolidated financial statements are issued and this Quarterly Report on Form 10-Q is filed.

We expect to continue to incur significant expenses to support our ongoing execution of the commercial launch of Amtagvi®, fund ongoing clinical programs, including our NSCLC registrational study, IOV-LUN-202, and our frontline advanced melanoma Phase 3 confirmatory trial, TILVANCE-301, continue the development of our pipeline candidates, and for other general corporate purposes. Based on the funds we have available as of the date our condensed consolidated financial statements for the three and six months ended June 30, 2025 are issued, we believe that we have sufficient capital to fund our anticipated operating expenses and capital expenditures as planned for at least the twelve months following the issuance of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

In August 2025, we approved a strategic restructuring plan with an associated reduction in workforce as a result of a review of current strategic priorities, resource allocation, and cost reduction intended to reduce operating costs, streamline operations and extend our cash runway. The restructuring plan is expected to optimize business performance, prioritize key manufacturing and research and development efforts, as well as reduce headcount by approximately 19 percent.

Corporate Capitalization

As of June 30, 2025, we had outstanding 341,919,364 shares of our $0.000041666 par value common stock, 194 shares of our $0.001 par value Series A Convertible Preferred Stock, and 1,932,667 shares of our $0.001 par value Series B Convertible Preferred

Stock. The outstanding shares of Series A Convertible Preferred Stock are currently convertible into 97,000 shares of our common stock, and the outstanding shares of Series B Convertible Preferred Stock are currently convertible into 1,932,667 shares of our common stock. The shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock do not have voting rights or accrue dividends.

On June 16, 2023, we entered into a new Open Market Sale Agreement, or the 2023 Sale Agreement, with Jefferies with respect to an “at the market” offering program. Under the terms of the 2023 Sale Agreement, we may, from time to time, in our sole discretion, issue and sell up to $450.0 million of shares of our common stock pursuant to the “at the market” offering program. The 2023 Sale Agreement superseded and replaced in its entirety the 2022 Sale Agreement, which was terminated by the Company. The issuance and sale, if any, of shares of our common stock under the 2023 Sale Agreement was or will be made pursuant to a prospectus supplement dated June 16, 2023 to our Registration Statement on Form S-3ASR, which became effective immediately upon filing with the U.S. Securities and Exchange Commission on June 16, 2023, or the Registration Statement. We received $403.7 million in proceeds, net of offering costs, through the sale of 64,030,760 shares of our common stock cumulatively through June 30, 2025 under the 2023 Sale Agreement.

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

In the future, we may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. If any of the securities covered by the Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of such offering at that time.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(171,141)	$(220,708)
Investing activities	29,709	(71,287)
Financing activities	156,545	346,401
Net increase (decrease) in cash, cash equivalents and restricted cash*	$15,113	$54,406
* Excludes effect of exchange rate changes

Operating Activities

Net cash used in operating activities for the periods presented represents cash disbursements related to all activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss for non-cash items and changes in operating assets and liabilities. Net cash used in operating activities for the six months ended June 30, 2025 was $171.1 million as compared to $220.7 million for the same period in 2024. The $49.6 million decrease in cash used in operating activities was driven by a $17.7 million increase in net loss resulting from increased cost of sales and overall growth in our workforce to support our business, partially offset by an increase in revenues generated by sales of Amtagvi® and Proleukin® in the U.S. This increase in net loss was fully offset by a net increase in non-cash charges of $4.5 million and a $62.8 million decrease in net cash used in operating activities related to changes in operating assets and liabilities. The net increase in non-cash charge was primarily driven by excess and obsolescence costs, a decrease in deferred tax benefits related to the operations in the UK, and amortization of intangible assets and right-of-use assets, which were partially offset by lower-stock based compensation expense.

The $62.8 million decrease in net cash used in operating activities related to changes in operating assets and liabilities was driven by a $40.9 million decrease in trade accounts receivable resulting from collection of cash from the sale of our products and a $29.3 million increase in accounts payable and accrued expenses, resulting from timing of vendor invoicing and related payments, partially offset by a $7.4 million increase in net cash used driven primarily by purchases of raw material inventory in support of the commercial demand of Amtagvi®, and an increase in prepaid expenses and other assets in the current period compared to the corresponding period in 2024 that resulted from the timing of related payments, as well as the receipt of cash for other miscellaneous receivables.

Investing Activities

Net cash provided by (used in) investing activities for the periods presented primarily relates to the cash utilized to fund the purchase and maturity of investments, capital expenditures as well as the Acquisition. Net cash provided by investing activities for the six months ended June 30, 2025 was $29.7 million, compared to net cash used by investing activities of $71.3 million for the same period in 2024. The increase in cash provided of $101.0 million was driven by a $57.5 million increase associated with changes in the timing of maturities and purchases of investments, and a $52.6 million decrease in cash used for the Acquisition, net of cash acquired. These increases in cash provided by investing activities were partially offset by a $9.1 million increase in cash utilized to fund capital expenditures.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $156.5 million compared to net cash provided of $346.4 million for the same period in 2024. The decrease in net cash provided by financing activities of $189.9 million was primarily driven by a decrease in net proceeds of $187.8 million received through the sales of common stock through our “at the market” offering program during the three and six months ended June 30, 2025, as compared to the net proceeds received from our public offering in February 2024 in the first quarter of 2024 and “at the market” offering program for the three and six months ended June 30, 2024. In addition, a $1.6 million decrease in proceeds from the issuance of common stock upon the exercise of stock options and from our employee stock purchase plan program and a $0.5 million increase in tax payments related to shares withheld for vested restricted stock units contributed to the overall decrease in cash provided by financing activities.

Contractual Obligations

The following table summarizes our non-cancellable contractual obligations as of June 30, 2025, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
	Total	2025	2026	2027	2028	2029	Thereafter
Operating lease obligations - facilities(1)	$86,373	$7,724	$5,985	$4,858	$4,964	$4,838	$58,004
Purchase obligations(2)	25,613	8,233	9,147	8,233	—	—	—
Total(3)	$111,986	$15,957	$15,132	$13,091	$4,964	$4,838	$58,004

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

(2) We have purchase obligations of $25.6 million related to manufacturing and supply agreements for Proleukin® under a contract we inherited as part of the Acquisition.
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

Off-Balance Sheet Arrangements

As of June 30, 2025, we had no obligations that would require disclosure as off-balance sheet arrangements.

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

We review intangible assets for impairment at least annually and whenever events or changes in circumstances have occurred which could indicate that the carrying value of the assets are not recoverable. If such indicators are present, we assess the recoverability of affected assets by determining if the carrying value of the assets is less than the sum of the undiscounted future cash flows of the assets. If the assets are found to not be recoverable, we measure the amount of impairment by comparing the carrying value of the assets to their fair values. We determined that no indicators of impairment existed as of June 30, 2025. No impairment of intangible assets existed as of June 30, 2025.

Inventory and Cost of Sales

Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. Our assessment of net realizable value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. We determine excess or obsolete inventory based on multiple factors, including our most recent sales and manufacturing forecast compared to quantities on hand and the expiration date of the product and materials

Revenue Recognition

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in interest bearing investments consisting of short-term debt securities issued by the U.S. government. The primary objective of our investment activities is to preserve principal. We adhere to an investment policy that requires us to limit amounts invested in securities based on credit rating, maturity, industry group and investment type and issuer, except for securities issued by the U.S. government. We do not have any derivative financial instruments or foreign currency instruments. As of June 30, 2025, we had $250.1 million invested in marketable securities with a maturity date of less than one year. As such we believe that we are not exposed to any material market risk. If interest rates had varied by 1% in the quarter ended June 30, 2025, the fair value of our investment portfolio would increase or decrease by approximately $0.3 million.

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

The majority of our product sales during the three and six months ended June 30, 2025 were denominated in the U.S. dollar, however, we do have some sales denominated in foreign currencies. Nevertheless, foreign currency transaction gains and losses were immaterial for the three and six months ended June 30, 2025. No foreign currency exchange risk existed for the three and six months ended June 30, 2025.

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

Changes in Internal Control Over Financial Reporting:

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The information in Note 14 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 14 to our condensed consolidated financial statements for the quarter ended June 30, 2025, contained in this Quarterly Report on Form 10-Q.

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

Risks Related to Our Business:

●	We have a history of operating losses; we expect to continue to incur losses, and we may never be profitable;
●	We may need additional financing to fund our operations and complete the development of our various product candidates and commercialization of our products, and if we are unable to obtain such financing, we may be unable to complete the development of our product candidates and commercialization of our products. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates;*
●	The manufacture of our products and product candidates is complex, and we may encounter difficulties in production, particularly with respect to process development, quality control, or scaling-up of our manufacturing capabilities. If we, or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure;

●	Cell-based therapies and biologics rely on the availability of biological raw materials (including live cells), chemicals and agents used for manufacturing, reagents, specialized equipment, and other specialty materials, which may not be available to us on acceptable terms or at all. For each of these, we rely or may rely on treatment sites, limited manufacturers, sole source vendors, or a limited number of vendors, which could impair our ability to manufacture and supply our products;*
●	Because our current products represent, and our other potential product candidates will represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, the market acceptance, third-party reimbursement coverage, and the commercial potential of our product candidates;
●	No assurance can be given that the Gen 2 manufacturing process or other processes we have selected will be FDA-compliant or more efficient and will lower the cost to manufacture TIL products;
●	We face significant competition from other biotechnology and pharmaceutical companies and from non-profit institutions;
●	Our projections regarding the market opportunities for our products and product candidates may not be accurate, and the actual market for our products and product candidates may be smaller than we estimate;
●	We have limited commercial experience and may be unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our products and product candidates, if they are approved, and as a result, we may be unable to generate significant product awareness, and the lack of awareness may limit the revenues that we generate;
●	If our products or product candidates do not achieve broad market acceptance, the revenues that we generate from their sales will be limited;
●	Our products and product candidates may face competition sooner than anticipated;
●	As a condition of approval, the FDA and foreign regulatory authorities may require that we implement various post-marketing requirements and conduct post-marketing studies, any of which would require a substantial investment of time, effort, and money, and which may limit our commercial prospects;
●	We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth*;
●	We may rely on third parties to perform many essential services for any products that we commercialize, including services related to distribution, government price reporting, customer service, accounts receivable management, cash collection, and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize our current or future products will be significantly impacted and we may be subject to regulatory sanctions;
●	We may be unable to successfully or sufficiently expand our manufacturing capacity to meet demand for our products and product candidates;*
●	We depend on the success of our product candidates and cannot guarantee that these product candidates will successfully complete development, receive regulatory approval, or be successfully commercialized;
●	Development of a product candidate intended for use in combination with an already approved product may present more or different challenges than development of a product candidate for use as a single agent;
●	A Fast Track, breakthrough therapy, or regenerative medicines advanced therapy product designations, or other designation to facilitate product candidate development may not lead to faster development or a faster regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval;
●	While in the U.S. lifileucel has received orphan drug designation for melanoma stages IIB-IV and for cervical cancer patients with tumors greater than 2 cm, there is no guarantee that we will be able to maintain this designation, receive these designations for any of our other product candidates, or receive or maintain any corresponding benefits, including periods of exclusivity;
●	We may encounter substantial delays in our clinical trials, not be able to conduct our clinical trials on the timelines we expect, and be required to conduct additional clinical trials or modify current or future clinical trials based on feedback we receive from the FDA and foreign regulatory authorities;
●	It may take longer and cost more to complete our clinical trials than we project, or we may not be able to complete them at all;
●	Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which would prevent or delay regulatory approval and commercialization;
●	We are required to pay substantial royalties and lump sum benchmark payments under our license or acquisition agreements with the NIH, Novartis, Clinigen, and Cellectis, and we must meet certain milestones to maintain our license rights;

●	We rely on and collaborate with governmental, academic, and corporate partners or agencies to approve, improve, and develop TIL cell therapies for new indications for use in combination with other therapies and to evaluate new TIL manufacturing methods, the results of which, because the manufacturing processes are not within our control, and may be incorrect or unreliable;*
●	We have global operations, which expose us to additional risks, and any adverse event could have a material adverse effect on our results of operations and financial condition; and
●	We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, ongoing military conflicts, and inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine and the Middle East, geopolitical tensions, or inflation.*

Risks Related to Government Regulation:

●	We are subject to extensive regulation, which can be costly and time consuming and can subject us to unanticipated delays in obtaining regulatory approvals for our products and/or product candidates, and even after obtaining regulatory approval for some of our products and/or product candidates, those products and/or product candidates may still face regulatory difficulties;
●	The FDA and foreign regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates;
●	Political uncertainty may have an adverse impact on our operating performance and results of operations, and uncertainty surrounding the potential legal, regulatory, and policy changes by a new U.S. presidential administration may directly affect us and the global economy;*
●	Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining or maintaining regulatory approval of our product candidates in other jurisdictions; and
●	Coverage and reimbursement may be limited or unavailable in certain market segments for our products or product candidates, which could make it difficult for us to sell our product candidates profitably.

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

As of June 30, 2025, we had an accumulated deficit of $2.6 billion. In addition, during the six months ended June 30, 2025, we incurred a net loss of $227.8 million. While we are executing the U.S. launch of our first internally developed product, Amtagvi®, we may not generate any meaningful product sales until later, and we expect to incur significant additional operating losses in the future as we expand our development and clinical trial activities in support of demonstrating the effectiveness of our product candidates.

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

We may need additional financing to fund our operations and complete the development of our various product candidates and commercialization of our products, and if we are unable to obtain such financing, we may be unable to complete the development of our product candidates and commercialization of our products. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

Our operations have consumed substantial amounts of cash since inception. From our inception to June 30, 2025, we have an accumulated deficit of $2.6 billion. In addition, our research and development and our operating costs have also been substantial and are expected to increase. For example, in June 2023, we entered into an open market sale agreement, or the 2023 Sale Agreement, with Jefferies, which provided for the sale of up to $450.0 million of our common stock from time to time. In February 2024, we closed another underwritten offering of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering expenses payable by us, were $197.4 million. As of June 30, 2025, we had $307.1 million in cash, cash equivalents, short-term investments, and restricted cash ($132.5 million of cash and cash equivalents, $168.7 million in short-term investments, and $5.9 million in restricted cash).

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

Unless and until we can generate a sufficient amount of revenue, we may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances and marketing or distribution arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to undergo reductions in our workforce or other corporate restructuring activities, or delay or reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. Our current license and collaboration agreements may also be terminated if we are unable to meet the payment obligations under those agreements. As a result, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

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

We may be unable to realize the expected benefits from restructuring activities, including workforce reductions, and our business might be adversely affected.*

In August 2025, we announced a strategic restructuring plan with an associated reduction in workforce as a result of a review of current strategic priorities, resource allocation, and cost reduction intended to reduce operating costs, streamline operations and extend our cash runway. The restructuring plan is expected to optimize business performance, prioritize key manufacturing and research and development efforts, as well as reduce headcount by approximately 19 percent. These types of restructuring and cost reduction activities are complex and may result in unintended consequences and costs, such as unforeseen delays in the implementation of our strategic initiatives, business and operational disruptions, decreased employee morale and retention, loss of institutional knowledge and expertise, and potential impacts on financial reporting. The reduction in our workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we do not successfully manage the impact of the restructuring plan or any other similar activities that we may undertake in the future, we may not achieve the expected costs savings and other expected benefits in the expected timeframe or at all, and our business, financial condition, and results of operations may be materially adversely affected.

Subject to various spending levels approved by our Board of Directors, our management will have broad discretion in the use of the net proceeds from our capital raises, including proceeds from sales pursuant to our “at-the-market” sale agreement with Jefferies LLC, and may not use them effectively.

Our management will have discretion in the application of the net proceeds from our capital raises, including proceeds from sales pursuant to the 2023 Sale Agreement with Jefferies, which provides for the sale of up to $450.0 million of our common stock from time to time, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from our capital raises are being used appropriately. You may not agree with our decisions, and our use of the proceeds from our capital raises may not yield any return to stockholders. Because of the number and variability of factors that will determine our use of the net proceeds from our capital raises, their ultimate use may vary substantially from their currently intended use. Our failure to apply the net proceeds of our capital raises effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. Stockholders will not have the opportunity to influence our decisions on how to use our net proceeds from our capital raises. Pending their use, we may invest the net proceeds from our capital raises in interest and non-interest-bearing cash accounts, short-term, investment-grade, interest-bearing instruments and U.S. government securities. These temporary investments are not likely to yield a significant return.

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

Recently enacted tax reform legislation in the U.S., changes to existing tax laws, or challenges to our tax positions could adversely affect our business and financial condition.*

The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. The tax rate applied is based on the estimated statutory rates in the UK as this is where our intangible assets, including our intellectual property, are domiciled, and as a result, we receive certain tax benefits. Any such changes to existing federal and state tax laws or international and U.S. corporate tax rates could adversely impact our business, results of operations, and financial position as the impact of recent tax legislation is uncertain.

In recent years, various tax legislations were signed into law. On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was signed into law, making significant changes to the Internal Revenue Code. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted in response to the COVID-19 pandemic. Certain provisions of the CARES Act amend or suspend certain provisions of the Tax Act. For example, the tax relief measures under the CARES Act for businesses include a five-year net operating loss carryback, suspension of annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. On June 15, 2020, Assembly Bill 85 was passed in California, which suspended the use of net operating losses and limited the use of credits for certain corporations. On July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing the impact of the OBBBA on our consolidated financial statements. There is uncertainty regarding future legislative and regulatory changes and policies related to matters such as taxation and importation, including tariffs, and any such proposed or enacted regulations, taxes, or tariffs by the current or a future U.S. administration, Congress, or taxing and importation authorities in other jurisdictions could adversely impact the global economy and materially affect our tax obligations, tariff obligations, and operating results.

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

Our current manufacturing strategy involves the use of CMOs in conjunction with our internal manufacturing capacity at the iCTC. Currently our products and product candidates are manufactured internally at the iCTC and externally by Minaris Advanced Therapies, Inc., or Minaris, and previously by Moffitt. Additionally, we partner with American Red Cross, or ARC, to operate our facility to produce feeder cells for TIL manufacturing. The process for manufacturing TIL is heavily reliant on the supply of biological raw materials and maintaining a GMP facility capable of supplying our manufacturing facilities with quality cells to make the final product. There are only a limited number of these types of facilities and sources for the materials needed by TIL cell therapy manufacturers. The iCTC and our CMO are aseptic manufacturing facilities that operate clean rooms for the production of TIL cell therapies, which are subject to contamination, labor, occupational safety, regulatory, climate, and environmental risks that could interfere with production. Any problems or delays we or our CMOs experience in preparing for commercial scale manufacturing of a product, product candidate, or component thereof may result, in the case of product candidates, a delay in the approval thereof or, in the case of products, may impair our ability to manufacture commercial quantities or such quantities at an acceptable cost, which could result in the delay, prevention, or impairment of clinical development of our product candidates and commercialization of our products and could adversely affect our business. Furthermore, if we or our commercial manufacturers fail to deliver the required commercial quantities of our product candidates on a timely basis and at reasonable costs, we would likely be unable to meet demand for our products and we would lose potential revenues.

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

In addition, the manufacturing process and facilities for any products and product candidates that we may develop at the iCTC or at our CMOs is subject to FDA and foreign regulatory authority approval processes, and we or our CMOs will need to meet all applicable FDA and foreign regulatory authority requirements, including cGMP, on an ongoing basis. The cGMP requirements include quality control, quality assurance, and the maintenance of records and documentation. The FDA and other regulatory authorities enforce these requirements through facility inspections. Manufacturing facilities must submit to pre-approval inspections by the FDA that will be conducted after we submit our marketing applications for our product candidates, including our BLAs, to the FDA. Manufacturers are also subject to continuing regulatory oversight by FDA and other regulatory authorities, including inspections following marketing approval. Further, we, in cooperation with our CMOs, must supply all necessary chemistry, manufacturing, and control documentation for a pre-approval inspection in support of a BLA on a timely basis. Although both the internal and external facilities were approved by the FDA for commercial manufacturing of Amtagvi®, there is no guarantee that we or our CMOs will be able to successfully pass all aspects of surveillance or pre-approval inspections by the FDA or other foreign regulatory authorities for Amtagvi® or future product candidates.

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

Due to the promising clinical therapeutic effect of competitor therapies in clinical trials, we anticipate substantial direct competition from other organizations developing therapies in our commercial and pipeline target indications. In particular, we expect to compete with other new therapies for our lead indications developed by companies such as BioNtech, Bristol-Myers Squibb, Daiichi Sankyo, Eisai, Genmab, Immunocore, IO Biotech, Merck, Moderna, Pfizer, Regeneron Pharmaceuticals, and Replimune. We also may compete with other T cell therapies in development, including therapies based on genetically engineered T cell receptors rendered reactive against tumor-associated antigens prior to their administration, other genetically engineered TIL products, and TIL products designed to be reactive to specific neoantigens, by companies such as AbelZeta Pharma, Adaptimmune Therapeutics, Alaunos Therapeutics, Biosyngen, GRIT Biotechnology, Immatics, Immunocore, Intima Bioscience, KSQ Therapeutics, Marker Therapeutics, Obsidian Therapeutics, TILT Biotherapeutics, and others. To date, these technologies have been primarily applicable to hematologic malignancies, but their application in solid tumor indications may create competition with us. We may also face competition from immunotherapy treatments offered by companies such as Amgen, AstraZeneca, BioNTech, Bristol-Myers Squibb, Merck, Pfizer, Regeneron Pharmaceuticals, Roche, and others. We may also face competition from novel IL-2 treatments in development by Alkermes, ILToo Pharma, Merck, Nektar Therapeutics, Sanofi, Werewolf Therapeutics, and others. Many of these companies and our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources, and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the U.S. and internationally. Our competitors may obtain regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in competitors establishing a strong market position before we are able to enter the market.

Universities and public and private research institutions around the world are also potential competitors. For example, results of the Phase 3 M14TIL clinical trial comparing TIL to standard ipilimumab in patients with metastatic melanoma conducted in Europe led by the Netherlands Cancer Institute were published in the New England Journal of Medicine in December 2022 and have been submitted to the European Commission for local, point of care production. While these universities and public and private research institutions primarily have educational objectives, they may develop proprietary technologies that lead to other approved therapies by the FDA, European Commission, or other regulatory agencies, or that secure patent protection that we may need for the development of our technologies and products.

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

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.*

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

Moreover, in August 2025, management approved a strategic restructuring plan with an associated reduction in workforce of approximately 19 percent as a result of a review of current strategic priorities, resource allocation, and cost reduction intended to reduce operating costs, streamline operations and extend our cash runway. This reduction in our workforce may also make retention of our current personnel both more important and more challenging. The workforce reduction resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise, and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel.

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

We may be unable to successfully or sufficiently expand our manufacturing capacity to meet demand for our products and product candidates.*

As noted above, we have limited experience in internal manufacturing our adoptive cell therapy products and product candidates on a commercial scale, as do our partners. Currently our products and product candidates are manufactured internally at our iCTC facility and externally by Minaris and other third-party manufacturers. We may take the business decision to optimize our internal manufacturing capacity and focus on expanding our capacity at the iCTC facility, based on our analysis of the performance of our facility versus that of Minaris. Scale-up of manufacturing may require additional validation studies, including capacity demonstration and/or comparability studies, each of which are subject to regulatory review, potential inspection, and approval.

Any expansion of our internal and external manufacturing capability will also require us to invest substantial additional funds to hire and retain the technical personnel who have the necessary manufacturing experience. As a result, we may not be able to successfully or sufficiently increase the manufacturing capacity for our products and product candidates or modify our manufacturing processes. If we are unable to successfully increase the manufacturing capacity for a product or product candidate (as a result of lack of approval from, or capacity limitations imposed by, the FDA, or otherwise), the resulting capacity limitations could have a material adverse effect on our results of operations and financial condition. In addition, if we are unable to successfully or sufficiently increase the manufacturing capacity at the iCTC facility to meet demand in a timely or economic manner, or at all, we may be dependent upon the performance and capacity of third-party manufacturers. Accordingly, we face risks of capacity limitations of, difficulties with, increased costs of, and interruptions in performance by third-party manufacturers, the occurrence of which could negatively impact the availability, launch, and/or sales of our products in the future, as well as on our results of operations and financial condition. While we have agreements in place with such third-party manufacturers, we have limited influence over their actual performance and control only certain aspects of their activities. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines or quality standards could substantially harm our business. Moreover, these agreements might terminate for a variety of reasons. If we fail to enter into alternative arrangements, this could further delay our product development and adversely affect our business. For example, BI carries out the processing, manufacturing, and supply of Proleukin® pursuant to a manufacturing and supply agreement, which includes a two-year notice of termination provision. In the event that such notice of termination is given, it may be unlikely that we execute a new manufacturing and supply agreement with a manufacturer to run the processing, manufacturing, and supply of Proleukin® within that time frame.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, ongoing military conflicts, and inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflicts in Ukraine and the Middle East, geopolitical tensions, or inflation.*

Our results of operations could be adversely affected by general conditions in the global economy, the global financial markets and global political conditions. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflicts in Ukraine and the Middle East, terrorism or other geopolitical events, political tensions between the U.S. and China, or inflation. Sanctions imposed by the U.S. and other countries in response to such conflicts and political tensions may also adversely impact our business, the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability, and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Although our business has not been materially impacted by the ongoing military conflicts in Ukraine or the Middle East, geopolitical tensions, tariffs, or inflation to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the conflicts in Ukraine and the Middle East, geopolitical tensions, inflation, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

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

As of June 30, 2025 we had 341,919,364 shares of common stock outstanding. In addition, we had 33,006,421 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted to purchase common stock based on vesting requirements of stock options and common stock issuable through purchases of employee stock purchase plan, or upon the conversion of preferred stock. The issuance and subsequent sale of the shares underlying these common stock equivalents could depress the trading price of our common stock. On June 10, 2019, our certificate of incorporation was amended to increase the number of authorized shares of our common stock, from 150,000,000 shares to 300,000,000 shares, which was approved by our stockholders on that date. On June 16, 2023, our certificate of incorporation was amended to increase the number of authorized shares of our common stock from 300,000,000 to 500,000,000 shares, which amendment was approved by our stockholders on June 6, 2023.

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

For example, on December 11, 2020, a purported stockholder derivative complaint was filed by plaintiff Leo Shumacher against us, as nominal defendant, and then current directors, as defendants, in the Court of Chancery in the State of Delaware, or the Court. The complaint alleges breach of fiduciary duty and a claim for unjust enrichment in connection with alleged excessive compensation of certain of our non-executive directors and seeks unspecified damages on behalf of our company. The parties agreed to proposed settlements in 2022 and 2024, which the Court declined to approve. The Company continues to vigorously defend against the complaint. Also, on May 15, 2025, two putative securities class actions were filed against us and certain of our officers, alleging violations of federal securities laws for allegedly making materially false and misleading statements regarding our expected revenue for fiscal year 2025, which the plaintiffs claim artificially inflated the price of our common stock. On June 5, 2025, two putative shareholder derivative lawsuits were filed, purportedly brought on behalf of Iovance against certain current and former officers and directors of the Company. The lawsuits contain allegations based on or similar to those in the putative securities class actions and claim, among other things, that the defendants breached their fiduciary duties and violated Section 14(a) of the 1934 Act by issuing or causing the Company to issue false and misleading disclosures concerning the Company’s financial forecasts for fiscal year 2025. The outcome of these and other future litigation is uncertain.

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

During the second quarter of 2025, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) for the purchase or sale of securities of the Company, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

During the second quarter of 2025, the Company did not adopt or terminate a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) for the purchase or sale of securities of the Company, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

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

10.1++#	Iovance Biotherapeutics, Inc. 2020 Employee Stock Purchase Plan, as amended.
10.2++#	Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan, as amended.
31.1++	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2++	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1++	Section 1350 Certification of Chief Executive Officer (furnished herewith).
32.2++	Section 1350 Certification of Principal Financial Officer (furnished herewith).
101.INS++	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH++	Inline XBRL Taxonomy Schema Linkbase Document.
101.CAL++	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF++	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB++	Inline XBRL Taxonomy Labels Linkbase Document.
101.PRE++	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (the cover page interactive date file does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document).

++ #	Filed herewith (unless otherwise noted as being furnished herewith). Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Iovance Biotherapeutics, Inc.

August 7, 2025	By:	/s/ Frederick G. Vogt, Ph.D., J.D.
Frederick G. Vogt, Ph.D., J.D.
Interim Chief Executive Officer and President, and General Counsel (Principal Executive Officer)

August 7, 2025	By:	/s/ Matthew W. Rosinack
Matthew W. Rosinack
Principal Financial and Accounting Officer