Form 10-Q
period 2025-09-30
IOVANCE BIOTHERAPEUTICS, INC.
filed 2025-11-06
CIK 1425205

+-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 15, 2025, the issuer had 396,967,970 shares of common stock, par value $0.000041666 per share, outstanding.

IOVANCE BIOTHERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2025

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

PART I. FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except share and per share information)

	September 30,	December 31,
	2025	2024
ASSETS

Current Assets
Cash and cash equivalents	$158,134	$115,694
Trade accounts receivable	66,761	69,340
Short-term investments	142,669	208,087
Inventory	51,710	51,520
Prepaid expenses and other assets	9,817	12,377
Total Current Assets	429,091	457,018

Property and equipment, net	126,650	109,081
Intangible assets, net	285,208	282,398
Operating lease right-of-use assets	48,763	55,201
Restricted cash	5,965	6,359
Long-term assets	9,271	369
Total Assets	$904,948	$910,426

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$31,237	$27,509
Accrued expenses and other liabilities	87,267	81,936
Note payable - current	1,000	—
Operating lease liabilities	6,281	12,896
Total Current Liabilities	125,785	122,341

Non-Current Liabilities
Operating lease liabilities – non-current	45,211	44,365
Deferred tax liabilities	31,665	32,315
Long-term note payable	—	1,000
Total Non-Current Liabilities	76,876	77,680
Total Liabilities	202,661	200,021

Commitments and contingencies

Stockholders’ Equity
Series A Convertible Preferred stock, $0.001 par value; 17,000 shares designated, 194 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Series B Convertible Preferred stock, $0.001 par value; 11,500,000 shares designated, 1,932,667 and 2,842,158 shares issued and outstanding as of September 30, 2025 and December 31, 2024 respectively	2	3
Common stock, $0.000041666 par value; 500,000,000 shares authorized, 385,461,728 and 305,252,194 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	16	13
Accumulated other comprehensive loss (income)	16,103	(1,046)
Additional paid-in capital	3,389,792	3,095,987
Accumulated deficit	(2,703,626)	(2,384,552)
Total Stockholders’ Equity	702,287	710,405
Total Liabilities and Stockholders’ Equity	$904,948	$910,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited; in thousands, except per share information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue
Product revenue, net	$67,455	$58,555	$176,731	$90,376
Total revenue	67,455	58,555	176,731	90,376

Costs and expenses *
Cost of sales **	$38,477	$31,518	$130,073	$55,459
Research and development **	75,174	67,036	229,067	205,221
Selling, general, and administrative **	34,555	39,336	115,922	109,948
Depreciation and amortization	9,007	9,731	26,422	28,450
Restructuring charges	5,143	—	5,143	—
Total costs and expenses	$162,356	$147,621	$506,627	$399,078
Loss from operations	(94,901)	(89,066)	(329,896)	(308,702)
Other income
Interest and other income, net	1,243	4,005	8,567	10,698
Net Loss before income taxes	$(93,658)	$(85,061)	$(321,329)	$(298,004)
Income tax (expense) benefit	2,405	1,520	2,255	4,386
Net Loss	$(91,253)	$(83,541)	$(319,074)	$(293,618)
Net Loss Per Share of Common Stock, Basic and Diluted	$(0.25)	$(0.28)	$(0.94)	$(1.03)
Weighted Average Shares of Common Stock Outstanding, Basic and Diluted	364,037	303,269	340,623	284,836

* Non-cash stock-based compensation included in cost of sales and operating expenses
Cost of sales	$1,408	$3,065	$5,977	$5,362
Research and development	5,011	13,803	21,287	35,825
Selling, general and administrative	5,481	14,138	22,494	37,463
	$11,900	$31,006	$49,758	$78,650
** Excludes depreciation and amortization

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net Loss	$(91,253)	$(83,541)	$(319,074)	$(293,618)
Other comprehensive loss:
Unrealized gain (loss) on investments	100	269	(40)	220
Foreign currency translation adjustment	(4,856)	15,447	17,189	13,496
Comprehensive Loss	$(96,009)	$(67,825)	$(301,925)	$(279,902)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended September 30, 2025 and 2024

(unaudited; in thousands, except share information)

	Series A		Series B
	Convertible		Convertible				Additional	Accumulated other		Total
	Preferred Sock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - June 30, 2025	194	$—	1,932,667	$2	341,919,364	$14	$3,289,986	$20,859	$(2,612,373)	$698,488
Stock-based compensation expense	—	—	—	—	—	—	11,751	—	—	11,751
Common stock issued upon purchase of employee stock purchase plan	—	—	—	—	1,455	—	3	—	—	3
Vesting of restricted shares issued for services	—	—	—	—	509,742	0	—	—	—	0
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(211,322)	(0)	(464)	—	—	(464)
Common stock sold in public and/or at the market offering, net of offering costs	—	—	—	—	43,242,489	2	88,516	—	—	88,518
Unrealized loss on investments	—	—	—	—	—	—	—	100	—	100
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	(4,856)	—	(4,856)
Net loss	—	—	—	—	—	—	—	—	(91,253)	(91,253)
Balance - September 30, 2025	194	$—	1,932,667	$2	385,461,728	$16	$3,389,792	$16,103	$(2,703,626)	$702,287

Balance - June 30, 2024	194	$—	2,842,158	$3	297,305,999	$12	$2,990,451	$526	$(2,222,452)	$768,540
Stock-based compensation expense	—	—	—	—	—	—	30,786	—	—	30,786
Common stock issued upon purchase of employee stock purchase plan	—	—	—	—	—	—	—	—	—	—
Vesting of restricted shares issued for services	—	—	—	—	1,707,198	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(587,244)	—	(6,277)	—	—	(6,277)
Common stock sold in public and/or at the market offerings, net of offering costs	—	—	—	—	6,110,234	1	47,517	—	—	47,518
Common stock issued upon exercise of stock options	—	—	—	—	84,283	—	713	—	—	713
Unrealized gain on investments	—	—	—	—	—	—	—	269	—	269
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	15,447	—	15,447
Net loss	—	—	—	—	—	—	—	—	(83,541)	(83,541)
Balance - September 30, 2024	194	$—	2,842,158	$3	304,620,470	$13	$3,063,190	$16,242	$(2,305,993)	$773,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2025 and 2024

(unaudited; in thousands, except share information)

	Series A		Series B
	Convertible		Convertible				Additional	Accumulated other			Total
	Preferred Sock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated		Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit		Equity
Balance - December 31, 2024	194	$—	2,842,158	$3	305,252,194	$13	$3,095,987	$(1,046)		$(2,384,552)	$710,405
Stock-based compensation expense	—	—	—	—	—	—	49,206	—		—	49,206
Common stock issued upon purchase of employee stock purchase plan	—	—	—	—	357,163	0	671	—		—	671
Vesting of restricted shares issued for services	—	—	—	—	4,651,490	0	—	—		—	0
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(1,856,719)	(0)	(6,614)	—		—	(6,614)
Common stock issued upon exercise of stock options	—	—	—	—	2,586	0	15	—		—	15
Common stock sold in public and/or at the market offering, net of offering costs	—	—	—	—	76,145,523	3	250,526	—		—	250,529
Common stock issued from preferred stock conversion	—	—	(909,491)	(1)	909,491	0	1				—
Unrealized loss on investments	—	—	—	—	—	—	—	(40)		—	(40)
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	17,189			17,189
Net loss	—	—	—	—	—	—	—	—		(319,074)	(319,074)
Balance - September 30, 2025	194	$—	1,932,667	$2	385,461,728	$16	$3,389,792	$16,103		$(2,703,626)	$702,287

Balance - December 31, 2023	194	$—	2,842,158	$3	256,135,715	$11	$2,594,448	$2,526		$(2,012,375)	$584,613
Stock-based compensation expense	—	—	—	—	—	—	80,389	—		—	80,389
Common stock issued upon purchase of employee stock purchase plan	—	—	—	—	294,222	—	1,562	—		—	1,562
Vesting of restricted shares issued for services	—	—	—	—	2,877,028	—	—	—		—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(1,003,755)	—	(11,978)	—		—	(11,978)
Common stock issued upon exercise of stock options	—	—	—	—	175,534	—	1,467	—		—	1,467
Common stock sold in public and/or at the market offering, net of offering costs	—	—	—	—	46,141,726	2	397,302	—		—	397,304
Unrealized loss on investments	—	—	—	—	—	—	—	220		—	220
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	13,496	—	—	13,496
Net loss	—	—	—	—	—	—	—	—		(293,618)	(293,618)
Balance - September 30, 2024	194	$—	2,842,158	$3	304,620,470	$13	$3,063,190	$16,242		$(2,305,993)	$773,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(319,074)	$(293,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	49,758	78,650
Unrealized foreign exchange loss	135	(179)
Amortization of intangible assets	16,873	15,656
Amortization of right of use asset	8,669	7,271
Depreciation and amortization of property and equipment	9,138	7,980
Deferred tax (benefit) expense	(2,255)	(4,387)
Excess and obsolescence reserve	9,702	—
Accretion of discounts and premiums on investments	(5,860)	(7,489)
Loss on asset disposals	44	—
Changes in assets and liabilities:
Prepaid expenses, other assets and long-term assets	(7,362)	3,205
Trade accounts receivable	2,579	(55,617)
Inventory	(10,210)	(25,455)
Operating lease liabilities	(8,000)	(8,423)
Accounts payable	(1,448)	(1,769)
Accrued expenses and other liabilities	7,468	4,494
Net cash used in operating activities	(249,843)	(279,681)

Cash Flows from Investing Activities
Maturities of investments	330,000	312,000
Purchase of investments	(258,763)	(372,614)
Cash paid for acquisition, including contingent consideration, net of cash acquired	—	(52,573)
Purchase of property and equipment	(24,516)	(6,901)
Net cash provided by (used) in investing activities	46,721	(120,088)

Cash Flows from Financing Activities
Tax payments related to shares withheld for vested restricted stock units	(6,614)	(11,978)
Proceeds from the issuance of common stock under employee stock purchase plan	671	1,562
Proceeds from the issuance of common stock upon exercise of options	15	1,467
Proceeds from the issuance of common stock, net	250,529	397,304
Net cash provided by financing activities	244,601	388,355
Effect of foreign exchange rate changes	567	637
Net increase in cash, cash equivalents and restricted cash	42,046	(10,777)
Cash, Cash Equivalents and Restricted Cash Beginning of Period	122,053	181,318
Cash, Cash Equivalents and Restricted Cash End of Period	$164,099	$170,541

Supplemental disclosure of non-cash investing and financing activities:
Net unrealized loss on investments	40	220
Acquisition of property and equipment included in accounts payable and accrued expenses	9,834	4,613
Intangible asset and deferred tax liability arising from contingent consideration	—	17,495
Conversion of convertible preferred stock to common stock	1	—
Increase / (decrease) in lease liabilities due to obtaining/(reduction) in right-of-use assets from lease modifications	2,231	11,500

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

Beyond the U.S., the Company plans to launch Amtagvi® into additional markets with a high prevalence of advanced melanoma, including Canada, the United Kingdom (“UK”), Australia, Switzerland, and the European Union (“EU”). In August 2025, Health Canada issued a Notice of Compliance with Conditions (“NOC/c”), authorizing Amtagvi® for the treatment of advanced melanoma after anti-PD-1 and targeted therapy. Australia’s Therapeutic Goods Administration granted Priority Review to Amtagvi® with a decision anticipated in the first half of 2026, and a submission is planned to Swiss Medic in the fourth quarter of 2025, with potential approval in Switzerland anticipated in 2027. In June 2024, the Company submitted a centralized marketing authorization application (“MAA”) to the European Medicines Agency (“EMA”) for lifileucel which was accepted for review in August 2024. Following interactions with EMA’s Committee for Medicinal Products for Human Use (“CHMP”), Iovance notified EMA of its decision to withdraw the MAA in July 2025 and is working to determine a resubmission strategy. An MAA was submitted to the Medicines and Healthcare Products Regulatory Agency in the UK and is on track for potential approval and launch in the first half of 2026. Across the U.S. and other targeted global markets, Amtagvi® has the potential to address more than 30,000 previously treated advanced melanoma patients annually.

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

Basis of Presentation of Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”)

for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company's financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2025 or for any other period. The condensed consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2025. Beginning in the third quarter of 2025, the Company began separately presenting depreciation and amortization expense on the condensed consolidated statement of operations. Certain prior period amounts reported in the Company’s condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. These reclassifications did not have an impact on the Company’s previously presented net results of operations, financial position, or cash flows.

Liquidity

As of September 30, 2025, the Company had $306.8 million in cash, cash equivalents, short-term investments, and restricted cash ($158.1 million of cash and cash equivalents, $142.7 million in short-term investments, and $6.0 million in restricted cash). The Company has launched its first internally developed commercial product and continues to be engaged in the development of therapeutics to fight cancer, specifically solid tumors. With the approval of the Biologics License Application (“BLA”), the Company began to generate revenue from the sale of its product Amtagvi® in the second quarter of 2024. Furthermore, following the acquisition of the worldwide rights to Proleukin® (as discussed below in Note 4 - Proleukin® Acquisition) in 2023, the Company began to generate revenue from the sales of Proleukin®. However, such revenues may not be material enough to generate positive operational cash flows during the 12 months from the date the condensed consolidated financial statements are issued and this Form 10-Q is filed. The Company has incurred a net loss of $319.1 million for the nine months ended September 30, 2025 and used $249.8 million of cash in its operating activities during the nine months ended September 30, 2025.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents, and Investments

The Company’s cash and cash equivalents include short-term investments with original maturities of three months or less when purchased. The Company's investments are classified as “available-for-sale.” The Company includes these investments in current assets or non-current assets in the condensed consolidated balance sheets based on the length of maturity from the reporting date and carries them at fair value. Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive loss. Impairment losses related to credit losses (if any) are recorded as an allowance for credit losses with an offsetting entry to Interest and other income, net. No impairment losses related to credit losses were recognized for the three and nine months ended September 30, 2025 and 2024. The cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in Interest and other income, net in the condensed consolidated statements of operations. Gains and losses on securities sold are recorded based on the specific identification method and are included in Interest and other income, net in the condensed consolidated statements of operations. The Company has not incurred any realized gains or losses from sales of securities to date. The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities and commercial paper, and places restrictions on maturities and concentration by type and issuer, except for securities issued by the U.S. government.

Restricted Cash

As of September 30, 2025 and December 31, 2024, restricted cash totaled $6.0 million and $6.4 million, respectively. These amounts have been classified as either current or non-current assets in the Company’s condensed consolidated balance sheet based on the maturity date of the underlying letter of credit agreement.

The Company maintains a required minimum balance in segregated bank accounts in connection with its letters of credit for which amounts are restricted as to their use by the Company. As of September 30, 2025, the Company’s letters of credit were primarily comprised of a letter of credit for the benefit of the iCTC used as a security deposit for the lease in the amount of $5.45 million. The letter of credit for $5.45 million originally expired on May 28, 2020, however, it automatically extends for additional one-year periods, without written agreement, to May 28 in each succeeding calendar year, through at least 60 days after the lease expiration date. Further, on the expiration of the seventh year of the lease, and each anniversary date thereafter, the letter of credit may be decreased by $1.0 million, with a minimum security deposit of $1.5 million maintained through the end of the lease term.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash, reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30,
	2025	2024
Cash and cash equivalents	$158,134	$164,186
Restricted cash	5,965	6,355
Total cash, cash equivalents and restricted cash	$164,099	$170,541

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

Deferred tax liabilities arising from basis differences in assets acquired are calculated using the simultaneous equations method under ASC Topic 740, Income Taxes (“ASC 740”), and based on the effective tax rate. The resulting deferred tax liability is recorded in the condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024.

Contingent consideration in the scope of ASC Topic 815, Derivatives and Hedging (“ASC 815”), is included in the cost of the asset acquisition at its acquisition date fair value. Contingent consideration in the scope of ASC Topic 450, Contingencies (“ASC 450”), is recognized when it is both probable and reasonably estimable.

Inventory and Cost of Sales

Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. Cost includes amounts related to materials, internal labor, costs of external manufacturing, and allocable overhead. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Inventoriable costs incurred, such as manufacturing costs incurred prior to regulatory approval that do not qualify for capitalization and clinical manufacturing costs, are expensed as incurred as research and development expenses.

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

Proleukin® inventories presented in the condensed consolidated balance sheet as of September 30, 2025 include a step-up of the fair value of inventories as a result of the acquisition of the worldwide rights to Proleukin®.

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

Cost of sales includes inventory and period costs related to overhead and manufacturing costs of Amtagvi® during the three and nine month period ended September 30, 2025 and during the period from approval through September 30, 2024, as well as the cost of inventories and other costs that are directly associated with the purchase and sales of Proleukin®. In addition, cost of sales in the Company’s condensed consolidated statements of operations includes royalties payable on sales of its products.

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

The Company reviews intangible assets for impairment at least annually and whenever events or changes in circumstances have occurred which could indicate that the carrying value of the assets are not recoverable. If such indicators are present, the Company assesses the recoverability of affected assets by determining if the carrying value of the assets is less than the sum of the undiscounted future cash flows of the assets. If the assets are found to not be recoverable, the Company measures the amount of impairment by comparing the carrying value of the assets to their fair values. The Company determined that no indicators of impairment existed as of September 30, 2025.

Leases

The Company determines if an arrangement includes a lease at inception and thereafter, if modified. Operating leases are included in its condensed consolidated balance sheets as operating lease right-of-use assets and operating lease liabilities as of September 30, 2025 and December 31, 2024. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date or modification date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses an estimated incremental borrowing rate that is applicable to the Company based on the information available at the later of the lease commencement or modification date.

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

Restructuring Charges

Restructuring charges consist primarily of employee severance payments and other postemployment benefit related expenses. The Company records restructuring charges based on whether the termination benefits are provided under an on-going benefit arrangement or under a one-time benefit arrangement. The Company recognizes charges related to restructuring plans when the liabilities have been incurred and can be reasonably estimated.

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

As of September 30, 2025 and 2024, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive:

	September 30,
	2025	2024
Stock options	18,612,136	18,852,682
Restricted stock units	9,884,377	9,915,563
Employee Stock Purchase Plan	570,824	250,400
Series A Convertible Preferred Stock*	97,000	97,000
Series B Convertible Preferred Stock*	1,932,667	2,842,158
	31,097,004	31,957,803

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

Segment Reporting

The Company operates in one segment, focused on innovating, developing and commercializing therapies using autologous TIL for patients with solid tumor cancers. See Note 12 – Segment Information.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326 and provides a practical expedient to assume that current conditions as of the balance sheet date will persist through a reasonable and supportable forecast period when estimating credit losses for current accounts receivable and current contract assets. Entities will still be required to adjust historical data used in the estimation to reflect current conditions. ASU 2025-05 is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. The Company is currently evaluating the impact of adopting ASU 2025-05 on its consolidated financial statements.

NOTE 3. CASH EQUIVALENTS AND INVESTMENTS

The amortized cost and fair value of cash equivalents and investments as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of September 30, 2025	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$142,593	$76	$—	$142,669
Money market funds	49,837	—	—	49,837
Total investments	$192,430	$76	$—	$192,506

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2024	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$207,970	$117	$—	$208,087
Money market funds	61,432	—	—	61,432
Total investments	$269,402	$117	$—	$269,519

The fair value of cash equivalents and investments as of September 30, 2025 and December 31, 2024, are classified as follows in the Company’s condensed consolidated balance sheets (in thousands):

	September 30,	December 31,
Classified as:	2025	2024
Cash equivalents	$49,837	$61,432
Short-term investments	142,669	208,087
Total investments	$192,506	$269,519

Cash equivalents in the tables above exclude cash demand deposits of $108.3 million and $54.3 million as of September 30, 2025 and December 31, 2024, respectively. Unrealized gains and losses are included in accumulated other comprehensive loss, and as of September 30, 2025 and December 31, 2024, no unrealized losses on available-for-sale securities have resulted from credit risk. All available-for-sale securities held as of September 30, 2025 and December 31, 2024 had contractual maturities of less than one year. No significant available-for-sale securities held as of the periods presented have been in a continuous unrealized loss position for more than 12 months. To date, the Company has not recorded any impairment charges on its investments.

Recurring Fair Value Measurements

As of September 30, 2025, and December 31, 2024, the fair value of the Company’s financial assets that are measured at fair value on a recurring basis, which consist of cash equivalents and short-term and long-term investments classified as available-for-sale securities, are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of September 30, 2025
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$142,669	$—	$—	$142,669
Money market funds	49,837	—	—	49,837
Total investments	$192,506	$—	$—	$192,506

	Assets at Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$208,087	$—	$—	$208,087
Money market funds	61,432	—	—	61,432
Total	$269,519	$—	$—	$269,519

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

The fair value of the developed technology was estimated using a multi-period excess earnings income approach that discounts expected cash flows to present value by applying a discount rate that represents the estimated rate that market participants would use to value the intangible assets. The fair value of the developed technology is being amortized over an expected useful life of 15 years.

The fair value of the assembled workforce was estimated using a replacement cost less depreciation method. The fair value of the assembled workforce is being amortized over an expected useful life of 3 years.

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

NOTE 5. INTANGIBLE ASSETS, NET

The gross carrying amounts and net book value of intangible assets as of September 30, 2025 and December 31, 2024, are as follows (in thousands):

	September 30,	December 31,
	2025	2024

Developed technology	$326,643	$304,939
Assembled workforce	689	643
Intellectual property license	7,500	7,500
Patents	475	—
Total intangible assets	$335,307	$313,082
Less: accumulated amortization	(50,099)	(30,684)
Intangible assets, net	$285,208	$282,398

The Company recognized amortization expense of $5.8 million and $16.9 million during the three and nine months ended September 30, 2025, and $5.5 million and $15.7 million during the three and nine months ended September 30, 2024, respectively.

The total estimated amortization of the Company’s intangible assets for the remainder of the year ending December 31, 2025, and the years ending December 31, 2026, 2027, 2028, and 2029 are $5.8 million, $22.9 million, $22.8 million, $22.8 million, and $22.8 million, respectively.

NOTE 6. INVENTORY

As of September 30, 2025 and December 31, 2024, inventory consists of the following (in thousands):

	September 30,	December 31,
	2025	2024
Raw materials	$35,701	$27,743
Work in process	6,450	8,765
Finished goods	18,361	15,012
Total inventory	$60,512	$51,520

Inventory includes $9.7 million for excess and obsolescence reserves recorded for the nine months ended September 30, 2025, such reserve being primarily related to excess Proleukin® inventory resulting from a manufacturer contract inherited in the Acquisition for which we cannot yet fully utilize the required purchase quantities while we scale the Amtagvi® commercial launch.

Inventory expected to be used or sold more than twelve months from the balance sheet date is classified as long-term other assets on the condensed consolidated balance sheet. As of September 30, 2025 the Company recorded $8.8 million of inventory as long-term other assets. There was no long-term inventory recorded as of December 31, 2024.

NOTE 7. REVENUE

Net revenue for the periods presented represents sales of Amtagvi® and Proleukin® as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Amtagvi®	$57,482	$42,038	$155,127	$54,857
Proleukin®	9,973	16,517	21,604	35,519
Total net revenue	$67,455	$58,555	$176,731	$90,376

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

Revenue from product sales was recorded net of GTN adjustments. The following table summarizes GTN adjustments for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Gross revenue	$68,521	$59,840	$179,040	$93,192
GTN adjustments:
Government rebates and chargebacks	(58)	51	(355)	—
Wholesaler fees and cash discounts	(741)	(958)	(1,528)	(1,893)
Other rebates, returns, discounts and adjustments	(267)	(379)	(426)	(923)
Total GTN adjustments	(1,066)	(1,285)	(2,309)	(2,816)
Net revenue	$67,455	$58,555	$176,731	$90,376

Consolidated net product revenue by geographic area for the periods presented is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
United States	$66,402	$57,815	$173,527	$87,849
Rest of world	1,053	740	3,204	2,527
Net revenue	$67,455	$58,555	$176,731	$90,376

Net product revenue in the U.S. is comprised of Amtagvi® revenue, as well as Proleukin® sales to support the ongoing commercialization of Amtagvi®. Net product revenue to date for the rest of world is comprised of sales of Proleukin® into markets outside of the U.S., primarily into European markets.

The following table summarizes the amount and percentage of gross revenue attributable to customers that represented more than 10% of the Company’s gross revenue and all other customers as a group for the three and nine months ended September 30, 2025 and 2024, respectively (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2025
	$	%	$	%
Customer A	$ *	0%	$ *	0%
Other customers	68,521	100%	179,040	100%
Gross revenue	$68,521	100%	$179,040	100%
GTN adjustments	(1,066)		(2,309)
Net revenue	$67,455		$176,731

* Represents customer below 10%

	Three Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024
	$	%	$	%
Customer A	$12,474	21%	$16,916	18%
Customer B	—	0%	12,213	13%
Other customers	47,366	79%	64,064	69%
Gross revenue	$59,840	100%	$93,192	100%
GTN adjustments	(1,285)		(2,816)
Net revenue	$58,555		$90,376

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2025	2024
Leasehold improvements	$90,398	$67,375
Lab, process, and validation equipment	27,704	25,477
Utility equipment	7,306	5,990
Office furniture and equipment	2,586	1,998
Computer software	8,512	8,512
Computer equipment	2,135	448
Machinery and equipment	504	363
Construction in progress	32,829	34,938
Total property and equipment, cost	$171,974	$145,101
Less: Accumulated depreciation and amortization	(45,324)	(36,020)
Property and equipment, net	$126,650	$109,081

NOTE 9. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued payroll and employee related expenses	$28,141	$31,910
Clinical related	27,870	13,017
Manufacturing related	10,141	10,084
Facilities related	4,362	6,748
Legal and related services	1,402	2,466
Inventory and distribution related	10,261	12,471
Other accrued expenses	5,090	5,240
Total accrued expenses	$87,267	$81,936

NOTE 10. STOCKHOLDERS’ EQUITY

Common Stock

The Company’s certificate of incorporation, as amended, authorizes the issuance of up to 500,000,000 shares of the Company’s common stock, par value $0.000041666. As of September 30, 2025, 385,461,728 shares of the Company’s common stock were issued and outstanding.

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

At the Market Offering Program

On November 18, 2022 , the Company entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with Jefferies LLC (“Jefferies”). Under the terms of the 2022 Sale Agreement, the Company was able to, from time to time, at its sole discretion, issue and sell through Jefferies, acting as a sales agent, up to $500.0 million of shares of the Company’s common stock. On June 16, 2023, the Company entered into a new Open Market Sale Agreement (the “2023 Sale Agreement”), which superseded and replaced in its entirety the 2022 Sale Agreement, which was terminated by the Company. Under the terms of the 2023 Sale Agreement, the Company was able to, from time to time, in its sole discretion, issue and sell through Jefferies, acting as a sales agent, up to $450.0 million of shares of the Company’s common stock. On August 22, 2025, the Company entered into an Amended and Restated Open Market Sale Agreement (the “2025 Sale Agreement”) with Jefferies. Under the terms of the 2025 Sale Agreement, the Company may, from time to time, in its sole discretion, issue and sell through Jefferies, acting as a sales agent, up to $350.0 million of shares of the Company’s common stock (the “Common Shares”). The issuance and sale, if any, of the shares of common stock by the Company under the 2025 Sale Agreement was or will be made pursuant to a prospectus supplement dated August 22, 2025 to the Company’s Registration Statement on Form S-3ASR, originally filed with the Securities and Exchange Commission on June 16, 2023, which became effective immediately upon filing.

Pursuant to the 2025 Sale Agreement, Jefferies may sell the Common Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended. Jefferies will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the Common Shares from time to time, based upon instructions from the Company (including any price or size limits or other customary parameters or conditions the Company may impose). The

Company will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any Common Shares sold through Jefferies under the 2025 Sale Agreement.

The Company is not obligated to make any sales of Common Shares under the 2025 Sale Agreement. The offering of Common Shares pursuant to the 2025 Sale Agreement will terminate upon the earlier to occur of (i) the issuance and sale, through Jefferies, of all Common Shares subject to the 2025 Sale Agreement and (ii) termination of the 2025 Sale Agreement in accordance with its terms.

For the nine months ended September 30, 2025, the Company raised approximately $250.5 million in net proceeds, through the sale of 76,145,523 shares of common stock pursuant to the 2023 and 2025 Sale Agreements at a weighted average price per share of $3.36. For the nine months ended September 30, 2024, the Company raised approximately $200.0 million in net proceeds, after offering costs, through the sale of 23,127,726 shares of common stock pursuant to the 2023 Sale Agreement at a weighted average price per share of $8.82.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock. As of September 30, 2025, 17,000 shares were designated as Series A Convertible Preferred Stock and 11,500,000 shares were designated as Series B Convertible Preferred Stock.

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

During nine months ended September 30, 2025 and 2024, no shares of Series A Convertible Preferred Stock were converted into shares of common stock. As of September 30, 2025 and December 31, 2024, 194 shares of Series A Convertible Preferred Stock (that are convertible into 97,000 shares of common stock) remained outstanding.

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

During the nine months ended September 30, 2025, 909,491 shares of Series B Convertible Preferred Stock were converted into 909,491 shares of common stock. No shares of Series B Convertible Preferred Stock were converted into shares of common stock for the nine months ended September 30, 2024. As of September 30, 2025 and December 31, 2024, 1,932,667 and 2,842,158 shares of Series B Preferred Stock (that are convertible into 1,932,667, and 2,842,158 shares of common stock) remained outstanding, respectively.

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

On April 22, 2018, the Company’s Board of Directors (the “Board”) adopted the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan, (the “2018 Plan”), which was approved by the Company’s stockholders in June 2018. The 2018 Plan as approved initially authorized the issuance up to an aggregate of 6,000,000 shares of the common stock in the form of incentive (qualified) stock options, non-qualified options, common stock, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards or any combination of the foregoing. On June 8, 2020, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2018 Plan from 6,000,000 to 14,000,000 shares, which became effective immediately. Additionally on June 10, 2022, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2018 Plan from 14,000,000 to 20,700,000 shares, which became effective immediately. On June 6, 2023, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 20,700,000 to 29,700,000 shares, which became effective immediately. On June 11, 2024, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 29,700,000 to 36,700,000 shares and permit share recapture from the 2014 Plan, which became effective immediately. On June 10, 2025, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 36,700,000 to 49,200,000 shares and permit share recapture from the 2014 Plan, which became effective immediately. As of September 30, 2025, 4,997,998 shares of the Company’s common stock were available for grant under the 2018 Plan, including shares recaptured from the 2014 Plan.

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

The Compensation Committee approved additional amendments to the 2021 Inducement Plan solely to increase the number of shares reserved for issuance under the 2021 Inducement Plan from 1,750,000 to 2,250,000 shares of the Company’s common stock on March 13, 2023 from 2,250,000 to 2,750,000 shares of the Company’s common stock on February 26, 2024, and from 2,750,000 shares to 4,750,000 shares on November 22, 2024 without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, equity awards under the 2021 Inducement Plan may only be made to an employee if such employee is granted such equity awards in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. In addition, awards under the 2021 Inducement Plan may only be made to employees who have not previously been an employee or member of the Board (or any parent or subsidiary of the Company) or following a bona fide period of non-employment of the employee by the Company (or a parent or subsidiary of the Company). As of September 30, 2025, 71,644 shares of the Company’s common stock were available for grant under the Inducement Plan.

Stock Options

A summary of the status of stock options as of September 30, 2025 and the changes during the nine months ended September 30, 2025 are presented in the following table:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contract	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2024	18,218,126	$17.41		$
Issued	2,796,340	3.21
Exercised	(2,586)	5.80
Expired/Cancelled	(2,399,744)	16.11
Outstanding at September 30, 2025	18,612,136	$15.45	5.69	$156,556
Ending vested and expected to vest at September 30, 2025	18,612,136	$15.45	5.69	$156,556
Options exercisable at September 30, 2025	14,335,734	$18.48	4.70	$—

As of September 30, 2025, there was $13.7 million of total unrecognized compensation expense related to unvested employee stock options. The unrecognized compensation expense is estimated to be recognized over a period of 2.08 years as of September 30, 2025. The weighted average grant date fair value for employee options granted under the Company’s stock option plans during the nine months ended September 30, 2025 was $2.33 per option.

The aggregate intrinsic value in the table above reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended September 30, 2025 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2025. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

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

The compensation expense related to the 2020 ESPP for the three and nine months ended September 30, 2025 was $0.3 million, and $1.0 million, respectively. The compensation expense related to the 2020 ESPP for the three and nine months ended September 30, 2024 was $0.4 million, and $1.1 million, respectively. As of September 30, 2025, there was $0.3 million of unrecognized compensation cost associated with the 2020 ESPP, which is expected to be recognized over the remaining 2.33 months.

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

A summary of the status of RSUs and PRSUs as of September 30, 2025 and the changes during the nine months ended September 30, 2025 are presented in the following table:

		Weighted
	Number	Average
	of	Grant Date
	RSUs and PRSUs	Fair Value
Outstanding at December 31, 2024	9,547,643	$15.08
Granted	7,069,396	3.96
Vested/Released	(4,651,490)	15.91
Canceled/Forfeited	(2,081,172)	8.91
Outstanding at September 30, 2025	9,884,377	$8.04
Ending vested and expected to vest at September 30, 2025	9,588,558	$8.02

As of September 30, 2025, there was $55.8 million of unrecognized stock-based compensation expense associated with unvested RSUs and PRSUs, which the Company expects to recognize over a remaining weighted-average period of 1.99 years. The aggregate intrinsic value of the unvested RSUs and PRSUs outstanding as of September 30, 2025 was $21.4 million.

Stock-Based Compensation

Total stock-based compensation expense by type of award was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Stock option expense	$2,810	$5,050	$10,088	$16,080
Restricted stock expense	8,808	25,528	38,688	61,470
ESPP expense	282	428	982	1,100
Total stock-based compensation expense	$11,900	$31,006	$49,758	$78,650

The amount included in capitalized inventory for stock-based compensation expense for personnel engaged with manufacturing activities was $0.7 million as of September 30, 2025, and $1.2 million as of December 31, 2024.

NOTE 11. RESTRUCTURING

In August 2025, the Company announced a strategic restructuring plan with an associated reduction in workforce as a result of a review of current strategic priorities, resource allocation, and cost reduction intended to reduce operating costs, streamline operations and extend its cash runway. In connection with the restructuring plan, the Company recognized severance and other charges of $5.1 million for the three and nine months ended September 30, 2025, primarily related to severance payments, costs for outplacement services, and post-employment benefits. The workforce reduction was substantially complete by end of September 30, 2025 and cash payments for severance and other charges of $3.8 million were made during the third quarter of 2025.

NOTE 12. SEGMENT INFORMATION

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

Beginning in the third quarter of 2025, the Company began separately presenting depreciation and amortization expense on the condensed consolidated statement of operations as well as in its internal reporting to the CODM. As a result, the Company has recast prior period amounts to align with the information that is used by the CODM.

The table below highlights the Company’s revenue, expenses and net loss for the segment and is reconciled to net loss on a consolidated basis for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Net sales	$67,455	$58,555	$176,731	$90,376

Cost of sales
Cost of goods sold (excluding depreciation and amortization) (a)	$34,734	$24,507	$119,206	$41,941
Stock-based Compensation	1,408	3,065	5,977	5,362
Royalties	2,335	3,946	4,890	8,156
Total cost of sales	$38,477	$31,518	$130,073	$55,459

Expenses
Research and development	$70,163	$53,233	$207,780	$169,396
General and administrative	17,865	19,010	61,286	54,476
Sales and marketing	11,209	6,188	32,141	18,009
Depreciation and amortization	9,007	9,731	26,422	28,450
Restructuring charges	5,143	-	5,143	-
Other segment items (b)	6,844	22,416	32,960	58,204
Total expenses	$120,231	$110,578	$365,732	$328,535

Net loss	$(91,253)	$(83,541)	$(319,074)	$(293,618)

a)

Cost of goods sold represents inventory and period costs related to overhead, manufacturing costs of Amtagvi®, and reserves associated with excess and obsolete inventory, as well as costs associated with the purchases and sales of Proleukin®. Also included are manufacturing and period costs incurred for Amtagvi® that do not meet specifications or a patient is unable to receive the infusion unless they can be administered as part of a clinical trial in an expanded or early access program, or single-patient IND, in which cases related costs are recorded as research and development expenses based on the fact the Company receives clinical data related to these infusions. This category is provided to the CODM on a quarterly basis in comparison to that of previous quarters for review as these costs are controllable costs that indicate operating performance of the Company.

b)

Other segment items include costs that are not considered significant expense segments nor reviewed by the CODM on a regular basis. Such amount includes stock-based compensation expenses (excluding stock-based compensation included in cost of sales), interest income, other income and expenses, and income tax benefits.

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

Pursuant to the terms of the CRADA, as amended, the Company is required to make quarterly payments to the NCI for support of research activities through the end of the CRADA’s term. To the extent the Company licenses patent rights relating to a TIL-based product candidate, the Company will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, the Company may be required to supply certain test articles, including TIL, grown and processed under Current Good Manufacturing Practice (“cGMP”) conditions, suitable for use in clinical trials. The Company or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. The Company recorded costs associated with the CRADA of $0.9 million and $2.6 million, for the three and nine months ended September 30, 2025 and $0.5 million and $1.5 million for the three and nine months ended September 30, 2024, respectively, as research and development expenses.

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

The Second Amended and Restated Patent License Agreement requires the Company to pay royalties based on a percentage of net sales in jurisdictions where patent rights exist, which percentage can fall into a tier that may be less than one percent to mid-single digits depending upon certain events, including the exclusivity of the rights, and the Company expects lower overall royalty payments as a result. The Company is also required to pay potential milestone payments on the achievement of certain clinical, regulatory, and commercial sales milestones for each of the indications and other direct costs incurred by the NIH pursuant to the Second Amended and Restated Patent License Agreement. The Company has made and anticipates making additional payments that could range from several hundred thousand dollars to the mid-single-digit millions of dollars in conjunction with certain development milestones, the approval of a BLA or its foreign equivalent, or the first U.S. and foreign commercial sales of any of its product candidates covered by the Second Amended and Restated Patent License Agreement. The term of the Second Amended and Restated Patent License Agreement continues until the expiry of the last-to-expire patent rights licensed thereunder, and the agreement contains standard termination provisions. The Company paid and recorded a $0.6 million milestone payment for an intellectual property license that was payable within 60 days of successful completion of the first Company sponsored Phase 2 clinical study in melanoma, as research and development expenses, for the year ended December 31, 2023. The Company also paid a $1.5 million milestone payment for an intellectual property license that was payable within 60 days of the approval of Amtagvi® for use in the treatment of melanoma, and a $6.0 million milestone payment for an intellectual property license that was payable within 60 days of the approval of the first commercial sale of Amtagvi® for use in the treatment of melanoma in the U.S. in accordance with the requirements of the Second Amended and Restated Patent License Agreement. Both aforementioned milestone payments have been capitalized and recorded as intangible assets on the condensed consolidated balance sheet. The Company recorded $0.2 million and $0.6 million, for the three and nine months ended September 30, 2025, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2024, respectively.

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

H. Lee Moffitt Cancer Center

Research Collaboration and Clinical Grant Agreements with Moffitt

In June 2020, the Company entered into a Sponsored Research Agreement (the “SRA”) with the H. Lee Moffitt Cancer Center (“Moffitt”), with a term that ended either upon completion of the research thereunder or on July 1, 2022, whichever is sooner. The SRA has been extended multiple times and has expired as of May 31, 2025. For the three and nine months ended September 30, 2025, the Company recorded a de minimus amount, as research and development costs. For the three and nine months ended September 30, 2024, the Company recorded $0.1 million and $0.2 million, respectively, as research and development costs.

The University of Texas M.D. Anderson Cancer Center

Strategic Alliance Agreement

In April 2017, the Company entered into a Strategic Alliance Agreement (the “SAA”) with The University of Texas M.D. Anderson Cancer Center (“MDACC”), under which the Company and MDACC agreed to conduct clinical and preclinical research studies. The Company agreed in the SAA to provide total funding not to exceed approximately $14.2 million for the performance of the multi-year studies under the SAA, of which approximately $5.3 million has been funded to date and has been recorded as research and development expense. In return, the Company acquired all rights to inventions resulting from the studies and has been granted a non-exclusive, sub-licensable, royalty-free, and perpetual license to specified background intellectual property of MDACC reasonably necessary to exploit, including the commercialization thereof. The Company has also been granted certain rights in clinical data generated by MDACC outside of the clinical trials to be performed under the SAA. The SAA’s term shall continue in effect until the later of the fourth anniversary of the SAA or the completion or termination of the research and receipt by the Company of all deliverables due from MDACC thereunder. On March 28, 2024, the Company and MDACC entered into the first amendment to the SAA, under which both parties agreed to conduct additional preclinical research studies. There was no activity for the three and nine months ended September 30, 2025 under this agreement. For the three months ended September 30, 2024, the Company recorded a de minimis cost as a research and development cost, and a benefit of $0.4 million for the nine months ended September 30, 2024 as a result of finalization of the cost reconciliation.

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

In October 2022, Iovance Manufacturing LLC entered into an additional three-year manufacturing and services agreement (the “Second MSA”) with WuXi Advance Therapies, Inc. and its parent company, WuXi Apptec Co., Ltd (collectively, “WuXi”), which, following the acquisition of WuXi, was amended in May 2025 to replace WuXi as party to the Second MSA with Advanced Therapies, LLC (operating under a trade name of Minaris Advanced Therapies, or “Minaris”). Under the Second MSA, Iovance Manufacturing LLC entered into a statement of work for two cGMP manufacturing suites to be operated by Minaris for Iovance Manufacturing LLC to support clinical and commercial manufacturing and related testing services. The Second MSA and its related statement of work superseded the statements of work under the First MSA with respect to manufacturing in the two suites and had an original expiration date of December 31, 2025, which was extended through the end of January 2026. Iovance Manufacturing LLC may unilaterally terminate the statement of work for clinical and commercial manufacturing with written notice of written notice of 6 months in year 3 of the term. The Company recorded costs associated with agreements with Minaris of $5.6 million and $6.8 million for the three months ended September 30, 2025 and 2024, respectively, and $20.1 million and $16.4 million for the nine months ended September 30, 2025 and 2024, respectively, as costs and expenses included in the condensed consolidated statement of operations or as inventory in the condensed consolidated balance sheets.

Cellectis S.A.

In December 2019, the Company entered into a research collaboration and exclusive worldwide license agreement whereby the Company will license gene-editing technology from Cellectis S.A. (“Cellectis”), a clinical-stage biopharmaceutical company, to develop TIL cell therapies that have been genetically edited, including a PD-1 inactivated product that the Company refers to as IOV-4001. Financial terms of the license include annual license payments and development, regulatory and sales milestone payments from the Company to Cellectis, as well as royalty payments based on net sales of TALEN®-modified TIL products. The Company recorded costs associated with the license agreement with Cellectis of $0.1 million and $0.3 million for each of the three and nine months ended September 30, 2025 and 2024, respectively, as research and development expense.

Novartis Pharma AG and Related Entities

In January 2020, the Company obtained a license from Novartis Pharma AG (“Novartis”) to develop and commercialize an antibody cytokine engrafted protein, which the Company refers to as IOV-3001. Under the agreement, the Company paid an upfront payment to Novartis and may pay future milestones related to initiation of patient dosing in various phases of clinical development for IOV-3001 and approval of the product in the U.S., EU and Japan. Novartis is also entitled to low-to-mid single digit percentage royalties from commercial sales of the product. The Company recorded costs associated with the license agreement from Novartis of $10.0 million as research and development expenses for the year ended December 31, 2020. The Company recorded zero and $2.5 million related to the initiation of patient dosing for the three and nine months ended September 30, 2025. No expenses were recorded for the three and nine months ended September 30, 2024.

On May 18, 2023, as part of the completion of the Acquisition, the Company inherited two historical asset purchase agreements, one historical master cell bank license and working cell bank transfer agreement and one historical license agreement from Clinigen with Novartis AG, Novartis Pharma AG and Novartis Vaccines and Diagnostics, Inc. pursuant to which, among other things, the Company may be required to make future milestone payments based on net sales (as defined in the relevant underlying agreements) in the U.S. and the rest of world, which includes any and all sales outside of the U.S. The maximum amount of these milestone payments payable under these agreements is $30.0 million upon reaching several certain net sales amounts in the U.S. and $15.0 million upon reaching several certain net sales amounts in the rest of the world, of which 25% of each milestone payment will be reimbursed by Clinigen by deduction from the deferred consideration due under the Option Agreement in the period such milestone payment is made. To date, the net sales milestones have not been achieved, and, therefore, no payments were made under these agreements for either the three and nine months ended September 30, 2025 and 2024.

Boehringer Ingelheim Biopharmaceuticals GmbH

On May 18, 2023 as part of the completion of the Acquisition, the Company inherited a manufacturing and supply agreement from Clinigen with Boehringer Ingelheim Biopharmaceuticals GmbH (“BI”) pursuant to which BI will carry out the processing, manufacturing and supply of Proleukin® in unlabeled vials. The term of this agreement is through October 2025, with automatic renewals for a period of two years unless terminated as permitted by the contract. In September 2025, the agreement was amended and extended through December 31, 2028. Under this amended agreement, the Company must purchase a minimum number of vials each year at fixed prices. The total estimated purchase obligations under this agreement for the remainder of the year ending December 31, 2025, and the years ending December 31, 2026, 2027 and 2028 are nil, $32.2 million, $8.5 million and $25.3 million, respectively.

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

Further, the Company controls the use of the facilities by obtaining all of the economic benefits from the use of the facilities and directs the use of the facilities throughout the period of use. The terms of the CMO contracts include options to terminate the lease with advance notice of five to nine months. The termination clauses and extension clauses are included in the calculation of the lease term for each of the CMOs when it is reasonably certain that it will not exercise such options.

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

The balance sheet classification of the Company’s right-of-use asset and lease liabilities was as follows (in thousands):

	September 30,	December 31,
	2025	2024
Operating lease right-of-use assets	$48,763	$55,201
Operating lease liabilities
Current portion included in current liabilities	$6,281	$12,896
Long-term portion included in non-current liabilities	45,211	44,365
Total operating lease liabilities	$51,492	$57,261

The following table summarizes the components of lease expenses, which were included in total costs and expenses in the Company’s condensed consolidated statements of operations and in inventory in the condensed consolidated balance sheets, and other information related to the Company’s operating leases as follows (in thousands except weighted-average remaining lease terms and discount rates):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating lease cost	$3,936	$4,141	$11,829	$11,934
Variable lease cost	526	523	2,107	3,233
Short-term lease cost	81	184	265	372
Total lease cost	$4,543	$4,848	$14,201	$15,539

Other information
Cash paid for amounts included in the measurement of lease liabilities included in cash flows from operations	$3,424	$4,504	$11,254	$13,085
Increase (Decrease) in right-of-use assets from lease modifications	$1,735	$203	$2,231	$11,500
Weighted-average remaining lease terms (years)			13.49	11.77
Weighted-average discount rates			7.6%	7.7%

As of September 30, 2025, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

		CMO
	Facility	embedded
Year Ending December 31,	leases	leases	Total
2025	$1,617	$2,399	$4,016
2026	6,577	932	7,509
2027	5,469	—	5,469
2028	5,016	—	5,016
2029	4,838	—	4,838
Thereafter	58,004	—	58,004
Total lease payments	$81,521	$3,331	$84,852
Less: Present value adjustment	(33,281)	(79)	(33,360)
Operating lease liabilities	$48,240	$3,252	$51,492

NOTE 15. LEGAL PROCEEDINGS

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

After a hearing on November 17, 2022, the Court of Chancery required the parties to take additional steps before it would approve the settlement. The Company, as nominal defendant, and its current directors, as defendants, answered the complaint on February 3, 2023. The parties agreed to a revised proposed settlement, which was submitted to the Court of Chancery on March 12, 2024. On July 17, 2024, the Court of Chancery declined to approve the settlement. The case will proceed to discovery. On January 17, 2025, a non-party stockholder (The Paul Berger Revocable Trust), which objected to the revised proposed settlement, filed a derivative complaint and letter with the Court suggesting consolidation. On May 29, 2025, the Court issued an order consolidating the cases and appointing the Paul Berger Revocable Trust as lead plaintiff and its counsel as lead counsel. On September 2, 2025, the plaintiff filed a consolidated complaint in the matter, now captioned In re: Iovance Biotherapeutics, Inc. Stockholder Litigation. The Company intends to vigorously defend against this matter.

Ohio Laborers Derivative Lawsuit. On September 11, 2024, a purported stockholder derivative complaint was filed by plaintiff Northern California Pipe Trades Trust Fund against the Company, as nominal defendant, and certain directors, as defendants, in the Court of Chancery. The complaint alleges breach of fiduciary duty in connection with the February 2024 underwritten public offering of 23,014,000 shares of the Company’s common stock. On November 22, 2024, the defendants filed a motion to dismiss the complaint. On December 5, 2024, the plaintiff filed an amended complaint adding an additional director defendant. On January 10, 2025, defendants filed a motion to dismiss the amended complaint. On February 3, 2025, the Court approved substitution of Laborers’ District Council and Contractors’ Pension Fund of Ohio (“Ohio Laborers”) as representative plaintiff. The plaintiff filed a motion for leave to file a second amended complaint on October 2, 2025. On October 21, 2025, the Court granted the parties’ stipulation allowing the plaintiff to file its second amended complaint, which it filed on October 22, 2025. The Company intends to vigorously defend against this complaint.

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

On February 18, 2020, the Company filed a removal petition and removed the Second Solomon Suit to the U.S. District Court for the Southern District of New York (the “District Court”), where the case was assigned case no. 1:20-cv-1391. On May 22, 2020, the Company moved to dismiss the Second Solomon Suit for lack of personal jurisdiction. On March 26, 2021, the District Court denied the Company’s motion to dismiss for lack of personal jurisdiction. The Company filed a response to the complaint in the Second Solomon Suit on April 30, 2021. On May 26, 2021, the Company and Singh filed motions for judgment on the pleadings with respect to the second and third claims asserted against the Company and all claims asserted against Singh, respectively, in the Second Solomon Suit. On January 5, 2022, the District Court granted the Company’s motions for judgment on the pleadings, dismissing the second and third claims against the Company and dismissing all claims against Singh. On January 4, 2023, the District Court granted in part the Company’s motion for sanctions against the Solomon Plaintiffs for violating Rule 11 of the Federal Rules of Civil Procedure, in a decision and order that dismissed the Solomon Plaintiffs’ first claim against the Company, denied the Solomon Plaintiffs’ motion for leave to amend the complaint, and ordered the Solomon Plaintiffs to pay the Company’s attorneys’ fees incurred in connection with the Rule 11 motion. Following the District Court’s decision and order on the Rule 11 motion, only the Solomon Plaintiffs’ fifth and sixth claims, for unjust enrichment and indemnification, respectively, remained pending against the Company. On October 26, 2023, the District Court granted the Company’s motion for summary judgment and dismissed the Solomon Plaintiffs’ fifth and sixth claims. On October 27, 2023, the District Court entered judgment for the Company and closed the Second Solomon Suit. On November 10, 2023, the Company filed a motion for attorneys’ fees as the prevailing party in the action. On December 1, 2023, the Solomon Plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit (the “Second Circuit Court”), appealing the District Court’s orders (a) granting the motions for judgment on the pleadings filed on behalf of Singh and the Company, (b) granting the Company’s Rule 11 motion, (c) denying the Solomon Plaintiffs’ motions to compel discovery and re-open discovery, and (d) granting the Company’s summary judgment motion. On December 22, 2023, the Company filed a motion for an order requiring the Solomon Plaintiffs to post an appeal bond, to ensure payment of the Company’s appellate fees and costs should the Company prevail on the appeal. On May 9, 2024, the District Court issued an order granting the Company’s motions for attorneys’ fees and for an appeal bond. On June 28, 2024, the Company filed motions to dismiss the appeal on the grounds that the Solomon Plaintiffs (a) did not have an opening brief on file, which the Second Circuit Court denied, and (b) had not filed an appeal bond. The District Court entered judgment in favor of the Company on September 23, 2024, including a monetary award pursuant to the District Court’s Rule 11 order and orders for attorneys’ fees and costs. On October 9, 2024, the Second Circuit Court stated that it would dismiss the appeal unless the Solomon Plaintiffs post the appeal bond by October 23, 2024. The Solomon Plaintiffs then moved for an extension of time until November 23, 2024 to post the appeal bond. The Company filed an opposition to the motion. The Second Circuit Court denied the Solomon Plaintiffs’ motion for an extension of time on November 7, 2024, and dismissed the appeal on November 8, 2024. On August 15, 2025, the Solomon Plaintiffs filed a motion to vacate or modify the Rule 11 sanctions order, which the District Court denied on September 4, 2025.

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

NOTE 16. INCOME TAXES

The Company recorded a tax benefit of $2.4 million and $2.3 million for the three and nine months ended September 30, 2025, respectively, which resulted in effective tax rates of 2.53% and 0.69%, respectively. The Company recorded a tax benefit of $1.5 million and $4.4 million for the same periods in 2024, respectively, which resulted in effective tax rates of 1.8% and 1.5%, respectively. The effective tax rate is different from the U.S. statutory rate of 21% due to the full valuation allowance against tax losses in the U.S. The income tax benefit for the periods presented for 2024 and 2025 primarily relate to operations in the UK and realization of related deferred taxes associated with the acquisition of the Proleukin business in UK.

As of September 30, 2025, the Company continued to maintain its full valuation allowance against U.S. federal and state net deferred tax assets as it expected to be in a cumulative loss position and does not have sufficient positive evidence to support the realizability of its U.S. net deferred tax assets.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The aggregate impact of the OBBBA is immaterial as the impact to the Company’s deferred tax assets will be offset entirely by a full valuation allowance in the U.S.

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

Beyond the U.S., we plan to launch Amtagvi® into additional markets with a high prevalence of advanced melanoma, including Canada, the United Kingdom, or UK, Australia, Switzerland, and the European Union, or EU. In August 2025, Health Canada issued a Notice of Compliance with Conditions, or NOC/c, authorizing Amtagvi® for the treatment of advanced melanoma after anti-PD-1 and targeted therapy. Australia’s Therapeutic Goods Administration granted Priority Review to Amtagvi® with a decision anticipated in the first half of 2026, and a submission is planned to Swiss Medic in the fourth quarter of 2025, with potential approval in Switzerland anticipated in 2027. In June 2024, we submitted a centralized marketing authorization application, or MAA, to the European Medicines Agency, or EMA, for lifileucel which was accepted for review in August 2024. Following interactions with EMA’s Committee for Medicinal Products for Human Use, or CHMP, Iovance notified EMA of its decision to withdraw the MAA in July 2025 and is working to determine a resubmission strategy. An MAA was submitted to the Medicines and Healthcare Products Regulatory Agency in the UK and is on track for potential approval and launch in the first half of 2026. Across the U.S. and other targeted global markets, Amtagvi® has the potential to address more than 30,000 previously treated advanced melanoma patients annually.

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

We are focusing ongoing Amtagvi® commercialization efforts on four primary areas:

●	supporting operations and patient enrollment at authorized treatment centers, or ATCs, in the U.S. and activating ATCs in Canada, the UK, and Australia to prepare for anticipated regulatory approvals and launches in those markets;
●	educating, training, and collaborating with healthcare professionals, or HCPs, who will be administering our product, as well as community oncologists who will be referring patients to our ATCs and larger community practices that may become ATCs;
●	operational excellence in launch execution, commercial manufacturing, and delivery of therapy; and
●	continuous communication with payors about the value of Amtagvi® to facilitate strong reimbursement and patient access.

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

Manufacturing capacity for forecasted commercial and clinical demand

We are the first company to obtain FDA approval for a TIL cell therapy product. We believe that we are the only company in the U.S. to have a centralized, scalable, and commercially viable TIL manufacturing process. More than 1,000 patients have been treated with Iovance TIL cell therapy products manufactured using our proprietary processes across multiple indications in clinical trials and the commercial setting. Iovance TIL cell therapies are manufactured for commercial use and clinical trials at our manufacturing facility, the iCTC, and by a CMO. The FDA authorized iCTC for commercial manufacturing of Amtagvi® as well as our CMO for additional capacity to supplement our internal manufacturing. To better utilize internal capabilities and available manufacturing suites at greater scale and further improve both gross margin and operating expenses, we plan to end production of commercial and clinical products at our contract manufacturer and centralize all manufacturing activities at the iCTC in early 2026. Current capacity at the iCTC is sufficient to treat several thousands of cancer patients annually with commercial product and clinical supply.

The iCTC is the first centralized and scalable current Good Manufacturing Practice, or cGMP, manufacturing facility dedicated to producing TIL cell therapies, as well as the first FDA-approved facility for commercial TIL cell therapy. Located in Philadelphia, Pennsylvania, the 136,000 square foot iCTC is among the largest cell therapy manufacturing facilities globally. The iCTC’s flexible design facilitated expansion within an existing shell space, and there is an option to build on an adjacent lot to support future growth and capacity needs. This iCTC expansion provides the opportunity to scale capacity to supply over five thousand patients annually. Our long-term goal is to supply TIL cell therapies to over ten thousand patients per year. The proximity of the iCTC to multiple airports facilitates delivery of TIL cell therapies to treatment centers. The iCTC is expected to cover logistics and delivery of TIL cell therapies in North America, Europe, and Australia. Ownership of our manufacturing facility allows us to control internal manufacturing capacity and product quality, manage supply and delivery logistics, implement process improvement and realize potential cost efficiencies for TIL cell therapies that we may develop and commercialize. We are also exploring next generation TIL cell therapy manufacturing processes, treatments and technologies that may further streamline development timelines and costs.

Transitioning our manufacturing activities into our own facility aligns with our plan to carefully manage our cost structure and reduce the long-term cost of manufacturing our products. Details of related agreements are provided in Note 13 of our condensed consolidated financial statements for the quarter ended September 30, 2024, contained section in this Quarterly Report on Form 10-Q.

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

●	Advanced Melanoma: In frontline advanced melanoma patients who are naïve to anti-PD-1 therapy, we are investigating lifileucel in combination with pembrolizumab in TILVANCE-301, a randomized Phase 3 clinical trial intended to support registration in advanced frontline melanoma. TILVANCE-301 is expected to enroll approximately 670 patients and features dual primary endpoints of ORR and progression free survival, or PFS, assessed by blinded independent review committee. We also added Cohort 1D to our IOV-COM-202 trial to investigate lifileucel in combination with relatlimab and nivolumab in frontline advanced melanoma patients. A new potentially registrational clinical trial, designated IOV-MEL 202, will investigate lifileucel in advanced melanoma patients previously treated with anti-PD-1 therapy, primarily outside the U.S. The trial includes outpatient use of Amtagvi in the community setting and will enroll a subgroup of true second-line BRAF mutation positive patients without prior BRAF inhibitor therapy.
●	Advanced Non-Small Cell Lung Cancer: In NSCLC, we are investigating lifileucel TIL cell therapy in two clinical trials in NSCLC patient populations with significant unmet need. IOV-LUN-202 is a registrational clinical trial of lifileucel in advanced NSCLC patients who have progressed following chemotherapy and anti-PD-1 therapy. The IOV-COM-202 trial in solid tumors includes cohorts of NSCLC patients treated with lifileucel monotherapy and combination therapy. In November 2025, we announced interim data from the IOV-LUN-202 trial. The objective response rate was 25.6% by RECIST v1.1 following one-time treatment with lifileucel monotherapy in patients with advanced nonsquamous NSCLC. An objective response was observed in 10 out of 39 patients, including 2 complete responses, 7 partial responses, and 1 unconfirmed partial response (pending confirmatory assessment), with a disease control rate of 71.8%. The median duration of response was not reached after a median follow up of 25.4 months.
●	Advanced Endometrial Cancer: IOV-END-201 is a phase 2 clinical trial investigating lifileucel in endometrial cancer to potentially address the unmet need for patients previously treated with platinum-based chemotherapy and anti-PD-1 therapy regardless of mismatch repair.
●	Next Generation TIL Cell Therapy: Our first genetically modified, TIL cell therapy, IOV-4001, is being investigated in the multi-center Phase 2 efficacy portion of a first-in-human clinical trial, IOV-GM1-201, in previously treated patients with advanced melanoma or NSCLC. IOV-4001 utilizes the gene-editing TALEN® technology, licensed from the clinical-stage biotechnology company, Cellectis S.A., or Cellectis, to inactivate the gene coding for PD-1. A second next generation TIL cell therapy, IOV-5001, is in Investigational New Drug, or IND, enabling studies. IOV-5001 is a genetically engineered, inducible, and tethered interleukin-12 TIL cell therapy designed to enhance TIL efficacy while optimizing safety.
●	Next Generation IL-2: A Phase 1/2 clinical trial is underway to investigate IOV-3001, a second-generation, modified interleukin-2 analog, for use in the TIL therapy treatment regimen. Preclinical data suggests IOV-3001 may have a better safety profile and require less frequent dosing compared to Proleukin.
●	Additional Solid Tumor Cancers: Iovance TIL cell therapy has been investigated in additional solid tumor cancers in Iovance- and investigator-sponsored clinical trials. Lifileucel was evaluated as a monotherapy and in combination with pembrolizumab in the Phase 2 C-145-03 and IOV-COM-202 clinical trials in multiple patient cohorts with metastatic HNSCC, and in patients with advanced cervical cancer in the C-145-04 multicenter Phase 2 clinical trial. Indications studied in investigator sponsored clinical trials supported by Iovance include soft tissue sarcoma, osteosarcoma, pancreatic and colorectal cancer, platinum resistant ovarian cancer, anaplastic thyroid cancer, and triple negative breast cancer.

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

Intellectual Property

We have established a leading intellectual property portfolio developed internally and licensed from third parties. We currently own more than 90 U.S. patents related to TIL cell therapy, including patents directed to compositions and methods of treatment in a broad range of cancers, such as U.S. Patent Nos. 10,130,659; 10,166,257; 10,272,113; 10,363,273; 10,398,734; 10,420,799; 10,463,697; 10,517,894; 10,537,595; 10,639,330; 10,646,517; 10,653,723; 10,695,372; 10,894,063; 10,905,718; 10,918,666; 10,925,900; 10,933,094; 10,946,044; 10,946,045; 10,953,046; 10,953,047; 11,007,225; 11,007,226; 11,013,770; 11,026,974; 11,040,070; 11,052,115; 11,052,116; 11,058,728; 11,083,752; 11,123,371; 11,141,434;11,141,438; 11,168,303; 11,168,304; 11,179,419; 11,202,803; 11,202,804; 11,220,670; 11,241,456; 11,254,913; 11,266,694; 11,273,180; 11,273,181; 11,291,687; 11,293,009; 11,304,979; 11,304,980; 11,311,578; 11,337,998; 11,344,579; 11,344,580; 11,344,581; 11,351,197; 11,351,198; 11,351,199; 11,364,266; 11,369,637; 11,384,337; 11,401,507; 11,433,097; 11,517,592; 11,529,372; 11,541,077; 11,631,483; 11,713,446; 11,819,517; 11,857,573; 11,865,140; 11,866,688; 11,939,596; 11,969,444; 11,975,028; 11,981,921; 11,998,568; 12,023,355; 12,024,718; 12,031,157; 12,104,172; 12,121,541; 12,159,700; 12,170,134; 12,188,048; 12,194,061; 12,226,434; 12,226,522; 12,230,378; 12,230,379; 12,233,075; 12,280,140; and 12,343,380. More than 45 of these patents are related to our Gen 2 TIL manufacturing processes and have terms that we anticipate will extend to October 2037 or January 2038, not including any patent term extensions or adjustments that may be available. Our owned and licensed intellectual property portfolio also includes patents and patent applications relating to TIL, marrow-infiltrating lymphocytes, or MIL, and peripheral blood lymphocyte, or PBL, therapies; frozen tumor-based TIL technologies; remnant TIL and digest TIL compositions, methods, and processes; methods of manufacturing TIL, MIL, and PBL therapies; the use of costimulatory and T cell modulating molecules in TIL cell therapy and manufacturing; stable and transient genetically-modified TIL cell therapies, including genetic knockouts of immune checkpoints; cytokine-tethered TIL cell therapies; methods of using immune checkpoint inhibitor, or ICIs, in combination with TIL cell therapies; TIL selection technologies; and methods of treating patient subpopulations.

Components of Operating Results

Revenues

Revenues for the three and nine months ended September 30, 2025 represent product sales of Amtagvi®, as well as Proleukin®, primarily driven from sales in the U.S. to support the ongoing commercial launch of Amtagvi®, which received FDA approval in February 2024. Proleukin®, which we acquired the worldwide rights to in May 2023, is also sold in markets outside the U.S., primarily in the EU and UK.

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

Costs and Expenses

Cost of sales

Cost of sales includes cost of inventories sold, including overhead and manufacturing costs of Amtagvi®, reserves for excess and obsolete inventory, royalties payable on the sales of our products and other costs that are directly associated with the purchase and sales of Proleukin®.

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

Selling, general and administrative expense

Selling, general, and administrative expenses consist primarily of salaries and other related costs, including facility costs not otherwise capitalized in inventory or included in research and development expenses, legal fees relating to corporate matters and intellectual property, insurance, public company expenses relating to maintaining compliance with Nasdaq listing rules and SEC requirements, investor relations costs, and fees for accounting and consulting services. Selling, general, and administrative costs are expensed as incurred, and we accrue for services provided by third parties related to the above expenses by monitoring the status of services provided and receiving estimates from its service providers and adjusting its accruals as actual costs become known.

We anticipate selling, general, and administrative expenses will increase as we execute the launch of Amtagvi® and market Proleukin®, as well as execute an expected expansion in the U.S. market and outside of the U.S. of the internal general and administrative team to support the overall growth in our business.

Depreciation and amortization

Depreciation and amortization includes depreciation and amortization expense for the property and equipment as well as non-cash amortization of intangible assets, including amortization expense for the fair value step-up of acquired Proleukin® inventory which is recognized as the acquired inventory units are sold, the developed technology intangible asset and the milestone payment recorded as part of the Acquisition, and the intellectual property license intangible asset related to Amtagvi®. These expenses are recorded on a straight-line basis over the estimated useful lives of the assets.

Restructuring

Restructuring charges consist primarily of employee severance payments and other postemployment benefit related expenses. The Company records restructuring charges based on whether the termination benefits are provided under an on-going benefit arrangement or under a one-time benefit arrangement. The Company recognizes charges related to restructuring plans when the liabilities have been incurred and can be reasonably estimated.

Interest and other income, net

Interest and other income, net is derived from our interest-bearing cash, cash equivalents and investment balances as well as other income associated with non-recurring activities such as lease terminations.

Income tax (expense) benefit

Income tax expense pertains to the operations in the UK and realization of related deferred taxes.

Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

Revenue

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
(in thousands)	2025	2024	$	%	2025	2024	$	%
Amtagvi®	$57,482	$42,038	$15,444	37	$155,127	54,857	$100,270	183
Proleukin®	9,973	16,517	(6,544)	(40)	21,604	35,519	(13,915)	(39)
Total product revenue	$67,455	$58,555	$8,900	15	$176,731	$90,376	$86,355	96

Revenue for the three and nine months ended September 30, 2025 increased by $8.9 million, or 15%, and $86.4 million, or 96%, compared to the same periods in 2024. With the BLA approval of Amtagvi® in February 2024, we began generating revenue for Amtagvi® in the second quarter of 2024 as infusions occurred at our ATCs, and the increase in revenue compared to the prior period was driven by the commercial launch of Amtagvi®, partially offset by a decrease in Proleukin® sales for the same periods in 2025 as compared to 2024 when we experienced significant re-stocking demand from specialty distributors in the U.S. to support ongoing and anticipated infusions followed by the commercial launch of Amtagvi® and as a result of the depletion Proleukin® inventory that was previously with distributors at the time of the acquisition of Proleukin®, or the Acquisition. Through the first quarter of 2024, product revenue was comprised entirely of product sales of Proleukin® in markets outside of the U.S. GTN adjustments did not materially affect net product revenue in the three months ended September 30, 2025 and 2024.

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

Costs and expenses

The following table summarizes the period-over-period changes in our costs and expenses:

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
(in thousands)	2025	2024	$	%	2025	2024	$	%
Costs and expenses
Cost of sales **	$38,477	$31,518	$6,959	22	$130,073	$55,459	$74,614	135
Research and development **	75,174	67,036	8,138	12	229,067	205,221	23,846	12
Selling, general, and administrative **	34,555	39,336	(4,781)	(12)	115,922	109,948	5,974	5
Depreciation and amortization	9,007	9,731	(724)	(7)	26,422	28,450	(2,028)	(7)
Restructuring charges	5,143	—	5,143	100	5,143	—	5,143	100
Total costs and expenses	$162,356	$147,621	$14,735	10	$506,627	$399,078	$107,549	27

** Excludes depreciation and amortization

Cost of sales

Cost of sales excluding depreciation and amortization for the three months ended September 30, 2025 increased by $7.0 million, or 22%, compared to the same period in 2024. The increase was driven by (i) a $7.1 million increase from sales of Amtagvi® products as well as costs related to the manufacturing of Amtagvi®, (ii) a $0.9 million increase in excess and obsolescence reserve primarily related to excess Amtagvi® inventory, and (iii) a $0.6 million increase in period costs primarily related to patient drop-off driven by patient health and ability to receive the Amtagvi® treatment, as well as manufacturing results that did not meet required specifications, and were not otherwise utilized under an expanded access program or single-patient IND to generate clinical data. These increases were partially offset by (i) a $1.6 million decrease in royalties payable related to the decrease in sales of Proleukin®.

Cost of sales excluding depreciation and amortization for the nine months ended September 30, 2025 increased by $74.6 million, or 135%, compared to the same period in 2024. The increase was driven by (i) a $51.3 million increase from sales of Amtagvi® products as well as costs related to the manufacturing of Amtagvi®, (ii) a $8.0 million increase in excess and obsolescence reserve primarily related to excess Proleukin® inventory resulting from a manufacturer contract inherited in the Acquisition for which we cannot yet fully utilize the required purchase quantities, and (iii) a $18.6 million increase in period costs primarily related to patient drop-off driven by patient health as well as manufacturing results that did not meet required specifications. These increases were partially offset by (i) a $3.3 million decrease in royalties payable related to the decrease in sales of Proleukin®.

Research and development expense

Research and development expense for the three months ended September 30, 2025 increased by $8.1 million, or 12%, compared to the same period in 2024. The increase was primarily attributable to (i) a $8.0 million increase in payroll and related costs, primarily driven by an increase in the number of employees prior to the reduction in workforce in the third quarter of 2025, (ii) a $7.1 million increase in clinical trial costs, driven primarily by continued enrollment in TILVANCE-301, GM1-201, and END-201 studies, an initiation of new clinical trials, MEL-202, and the resumption of the LUN-202 study (iii) a $4.4 million increase in related clinical manufacturing costs, (iv) a $1.3 million increase primarily due to license costs related to the expansion of our information technology infrastructure to support our clinical activities. The increase was partially offset by a (i) $10.4 million decrease in stock-based compensation expense primarily driven by the number of stock awards granted at lower average stock price and reduction in workforce effected in the third quarter of 2025, (ii) a $1.9 million decrease in lab and consumable costs, and (iii) a $0.4 million decrease in other costs including travel and facility related costs.

Research and development expense for the nine months ended September 30, 2025 increased by $23.8 million, or 12%, compared to the same period in 2024. The increase was primarily attributable to (i) a $37.9 million increase in payroll and related costs, primarily driven by an increase in the number of employees prior to the reduction in workforce in the third quarter of 2025, (ii) a $20.9 million increase in clinical costs, driven primarily by continued enrollment in TILVANCE-301, GM1-201, END-20, initiation of new trials MEL-202 and IOV-3001, and the resumption of the LUN-202 study, (iii) a $4.9 million primarily due to license costs related to the expansion of our information technology infrastructure to support our clinical activities, and (iv) $0.2 million increase in other costs including travel, lab and consumables costs. The increase was partially offset by (i) a $24.0 million decrease in manufacturing costs, driven by capitalization of qualified costs for Amtagvi® manufacturing and (ii) a $16.1 million decrease in stock-based compensation expense primarily driven by the number of stock awards granted at lower average stock price and reduction in workforce, partially offset by an increase in the number of employees prior to the reduction in workforce.

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

The table below summarizes our research and development expenses by therapeutic area (in thousands):

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
	2025	2024	$	%	2025	2024	$	%
Direct research and development expense by product candidate
TIL, including combination therapy
Lifileucel monotherapy	$19,357	$16,767	$2,590	15	$53,571	$46,172	$7,399	16
Combination Therapy	3,945	4,458	(513)	(12)	10,992	13,488	(2,496)	(19)
Next Generation	2,989	981	2,008	205	7,639	6,140	1,499	24
Others clinical, preclinical, and research programs under development	6,159	6,528	(369)	(6)	20,391	13,152	7,239	55

Indirect research and development expense
Personnel related (excluding stock-based compensation)	27,550	16,524	11,026	67	81,904	61,295	20,609	34
Stock-based compensation expense	5,011	13,803	(8,792)	(64)	21,287	35,824	(14,537)	(41)
Contractors and outside services	3,375	1,439	1,936	135	7,670	6,235	1,435	23
Office and facilities	6,788	6,536	252	4	25,613	22,915	2,698	12
Total research and development	$75,174	$67,036	$8,138	12	$229,067	$205,221	$23,846	12

Selling, general and administrative expense

Selling, general and administrative expenses for the three months ended September 30, 2025 decreased by $4.8 million, or 12%, compared to the same period in 2024. The decrease was primarily attributable to (i) a $8.7 million decrease in stock-based compensation driven by the number of stock awards granted at lower average stock price and reduction in workforce effected in the third quarter of 2025, and (ii) a $1.0 million decrease in other costs, including costs associated with intellectual property legal costs, partially offset by increased travel, software license costs related to the expansion of our information technology infrastructure. This decrease was partially offset by (i) a $2.5 million increase in costs incurred in support of the marketing, advertising, and market research in rest of world of Amtagvi®, (ii) a $2.4 million increase in payroll and related expenses driven by an increase in the number of employees, prior to the reduction in workforce, to support growth in the overall business.

Selling, general and administrative expenses for the nine months ended September 30, 2025 increased by $6.0 million, or 5%, compared to the same period in 2024. The increase was primarily attributable to (i) a $9.1 million increase in payroll and related expense, driven by an increase in headcount to support the growth in the overall business including the commercialization of Amtagvi®, prior to the reduction in workforce, (ii) a $8.5 million increase in costs incurred in support of the distribution and commercialization of Amtagvi® and Proleukin®, (iii) a 2.6 million increase in software license costs related to the expansion of our information technology infrastructure, (iv) a $0.9 million increase in other costs, including costs associated with increased travel and professional fees, partially offset by a decrease in intellectual property legal costs. The increase was offset by (i) a $15.1 million decrease in stock-based compensation primarily driven by the number of stock awards granted at lower average stock price and reduction in workforce, partially offset by an increase in the number of employees prior to the reduction in workforce.

Depreciation and amortization

Depreciation and amortization three and nine months ended September 30, 2025 decreased by $0.7 million, or 7% and $2.0 million or 7% compared to the same periods in 2024. The decrease was primarily related to the decrease in expense for the amortization of the fair value step-up of acquired Proleukin® inventory sold as the acquired inventory continues to be depleted.

Restructuring

Restructuring expense was $5.1 million for the three and nine months ended September 30, 2025; there were no such charges in the comparable periods for 2024. Expense in 2025 was primarily related to severance payments, costs for outplacement services, and post-employment benefits associated with our August 2025 strategic restructuring plan, resulting from a review of current strategic priorities, the strategic restructuring plan included an associated reduction in workforce, resource allocations, and costs, intended to reduce operating costs, streamline operations and extend cash runway.

Interest and other income, net

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
(in thousands)	2025	2024	$	%	2025	2024	$	%
Interest and other income, net	$1,243	$4,005	$(2,762)	(69)	$8,567	$10,698	$(2,131)	(20)

Interest income, net for the three months ended September 30, 2025 decreased by $2.8 million, or 69%, compared to the same period in 2024. The decrease was primarily driven by a $1.6 million decrease in average investment balances and a decrease in interest rates and a $1.2 million increase in other expense related to deductions associated with the acquisition of the Proleukin business in the UK.

Interest income, net, for the nine months ended September 30, 2025 decreased by $2.1 million, or 20%, compared to the same period in 2024. The decrease was primarily driven by a decrease in average investment balances and interest rates.

Income tax (expense) benefit

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
(in thousands)	2025	2024	$	%	2025	2024	$	%
Income tax (expense) benefit	$2,405	$1,520	$885	58	$2,255	$4,386	$(2,131)	(49)

Income tax benefit for the three months ended September 30, 2025 increased by $0.9 million or 58%, compared to the same period in 2024. The increase was mainly driven by the mix of income across jurisdictions that have varying effective tax rates. Income tax benefit for the nine months ended September 30, 2025 decreased by $2.1 million, or 49%, compared to the same period in 2024. The decrease was mainly driven by the mix of income across jurisdictions that have varying effective tax rates.

Net loss

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
(in thousands)	2025	2024	$	%	2025	2024	$	%
Net loss	$(91,253)	$(83,541)	$7,712	9	$(319,074)	$(293,618)	$25,456	9

Net loss for the three and nine months ended September 30, 2025 increased by $7.7 million, or 9%, and $25.5 million, or 9%, compared to the same periods in 2024. The increase in our net loss is primarily due to the related increase in cost of sales, as well as the overall growth in our workforce and corporate infrastructure to support the ongoing launch of Amtagvi® in the U.S., along with anticipated expansion in additional markets, continued growth in sales of Proleukin®, and ongoing and newly initiated clinical trials. We anticipate that we will continue to incur net losses in the future as we further invest in our clinical and internal research and development programs, as well as ongoing execution of the launch of Amtagvi®.

Liquidity and Capital Resources

As of September 30, 2025, we had $306.8 million in cash, cash equivalents, short-term investments, and restricted cash ($158.1 million of cash and cash equivalents, $142.7 million in short-term investments, and $6.0 million in restricted cash). We have incurred losses and generated negative cash flows from operations since inception. Historically, we have funded our operations from various public and private offerings of our equity securities, both common stock and preferred stock, from option and warrant exercises, and from interest income. Since 2017, our primary source of funds has been from the public sale of our common stock. With the recent approval of our BLA, we expect to continue to generate revenue from the sale of our first internally developed product, Amtagvi®. Furthermore, as Proleukin® inventory that was previously with distributors in the U.S. market at the time of the acquisition of the worldwide rights to Proleukin® in May 2023 has been substantially depleted, we also began to sell Proleukin® into the U.S. market, where product margins are substantially higher than in other markets, to support ongoing and anticipated infusions related to the continued strong commercial launch of Amtagvi®. However, such revenues for Amtagvi® and Proleukin® may not be material enough to generate positive operational cash flows during the 12 months from the date the condensed consolidated financial statements are issued and this Quarterly Report on Form 10-Q is filed.

We expect to continue to incur significant expenses to support our ongoing execution of the commercial launch of Amtagvi®, fund ongoing clinical programs, including our NSCLC registrational study, IOV-LUN-202, and our frontline advanced melanoma Phase 3 confirmatory trial, TILVANCE-301, continue the development of our pipeline candidates, and for other general corporate purposes. Based on the funds we have available as of the date our condensed consolidated financial statements for the three and nine months ended September 30, 2025 are issued, we believe that we have sufficient capital to fund our anticipated operating expenses and capital expenditures as planned for at least the twelve months following the issuance of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Corporate Capitalization

As of September 30, 2025, we had outstanding 385,461,728 shares of our $0.000041666 par value common stock, 194 shares of our $0.001 par value Series A Convertible Preferred Stock, and 1,932,667 shares of our $0.001 par value Series B Convertible Preferred Stock. The outstanding shares of Series A Convertible Preferred Stock are currently convertible into 97,000 shares of our common stock, and the outstanding shares of Series B Convertible Preferred Stock are currently convertible into 1,932,667 shares of our common stock. The shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock do not have voting rights or accrue dividends.

On June 16, 2023, we entered into a new Open Market Sale Agreement, or the 2023 Sale Agreement, with Jefferies with respect to an “at the market” offering program. Under the terms of the 2023 Sale Agreement, we were able to, from time to time, in our sole discretion, issue and sell up to $450.0 million of shares of our common stock pursuant to the “at the market” offering program. The 2023 Sale Agreement superseded and replaced in its entirety the 2022 Sale Agreement, which was terminated by the Company. The issuance and sale, if any, of shares of our common stock under the 2023 Sale Agreement was or will be made pursuant to a prospectus supplement dated June 16, 2023 to our Registration Statement on Form S-3ASR, which became effective immediately upon filing with the U.S. Securities and Exchange Commission on June 16, 2023, or the Registration Statement. On August 22, 2025, we entered into an Amended and Restated Open Market Sale Agreement, or the 2025 Sale Agreement, with Jefferies with respect to an “at the market” offering program. Under the terms of the 2025 Sale Agreement, we may, from time to time, in our sole discretion, issue and sell up to $350.0 million of shares of our common stock pursuant to the “at the market” offering program. The 2025 Sale Agreement superseded and replaced in its entirety the 2023 Sale Agreement. The issuance and sale, if any, of shares of our common stock under the Sale Agreement was or will be made pursuant to a prospectus supplement dated August 22, 2025 to our Registration Statement on Form S-3ASR, which became effective immediately upon filing with the U.S. Securities and Exchange Commission on

June 16, 2023, or the Registration Statement. We received $250.5 million in proceeds, net of offering costs, through the sale of 76,145,523 shares of our common stock cumulatively through September 30, 2025 under the 2023 and 2025 Sale Agreements.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(249,843)	$(279,681)
Investing activities	46,721	(120,088)
Financing activities	244,601	388,355
Net increase (decrease) in cash, cash equivalents and restricted cash*	$41,479	$(11,414)
* Excludes effect of exchange rate changes

Operating Activities

Net cash used in operating activities for the periods presented represents cash disbursements related to all activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss for non-cash items and changes in operating assets and liabilities. Net cash used in operating activities for the nine months ended September 30, 2025 was $249.8 million as compared to $279.7 million for the same period in 2024. The $29.9 million decrease in cash used in operating activities was driven by a $25.5 million increase in net loss resulting from increased cost of sales to support our business, partially offset by an increase in revenues generated by sales of Amtagvi® and Proleukin®. The increase in net loss was offset by a net decrease in non-cash charges of $11.3 million. The net decrease in non-cash was primarily driven by lower stock-based compensation expenses, offset by excess and obsolescence costs, a decrease in deferred tax benefits related to the operations in the UK, amortization of intangible assets and right-of-use assets related to operating leases, and accretion of discounts and amortization of premiums on investments, net. In addition, net cash used in operating activities decreased by $66.6 million, primarily related to changes in operating assets and liabilities.

The $66.6 million decrease in net cash used in operating activities related to changes in operating assets and liabilities was driven by a $58.2 million decrease in trade accounts receivable, resulting from the collection of cash from the sale of our products, a $3.3 million increase in accounts payable and accrued expenses, resulting from timing of vendor invoicing and related payments, and a $5.1 million decrease in net cash driven primarily by purchases of inventory in support of the commercial demand of Amtagvi®, and an increase in prepaid expenses and other assets in the current period compared to the corresponding period in 2024 that resulted from the timing of related payments, as well as the receipt of cash for other miscellaneous receivables.

Investing Activities

Net cash provided by (used in) investing activities for the periods presented primarily relates to the cash utilized to fund the purchase and maturity of investments, capital expenditures as well as the Acquisition. Net cash provided by investing activities for the nine months ended September 30, 2025 was $46.7 million, compared to net cash used by investing activities of $120.1 million for the same period in 2024. The increase in cash provided of $166.8 million was driven by a $131.8 million increase associated with changes in the timing of maturities and purchases of investments, and a $52.6 million decrease in cash used for the Acquisition, net of cash acquired. These increases in cash provided by investing activities were partially offset by a $17.6 million increase in cash utilized to fund capital expenditures.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $244.6 million compared to net cash provided of $388.4 million for the same period in 2024. The decrease in net cash provided by financing activities of $143.8 million was primarily driven by a decrease in net proceeds of $146.8 million received through the sales of common stock through our “at the market” offering program during the nine months ended September 30, 2025, as compared to the net proceeds received from our public offering in February 2024 in the first quarter of 2024 and “at the market” offering program for the nine months ended September 30, 2024. In addition, a $2.4 million decrease in proceeds from the issuance of common stock upon the exercise of stock options and from our employee stock purchase plan program and a $5.4 million increase in tax payments related to shares withheld for vested restricted stock units contributed to the overall decrease in cash provided by financing activities.

Contractual Obligations

The following table summarizes our non-cancellable contractual obligations as of September 30, 2025, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
	Total	2025	2026	2027	2028	2029	Thereafter
Operating lease obligations - facilities(1)	$84,852	$4,016	$7,509	$5,469	$5,016	$4,838	$58,004
Purchase obligations(2)	66,006	—	32,226	8,459	25,321	—	—
Total(3)	$150,858	$4,016	$39,735	$13,928	$30,337	$4,838	$58,004

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

(2) We have purchase obligations of $66.0 million related to manufacturing and supply agreements for Proleukin® under a contract we inherited as part of the Acquisition.
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

Off-Balance Sheet Arrangements

As of September 30, 2025, we had no obligations that would require disclosure as off-balance sheet arrangements.

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

We review intangible assets for impairment at least annually and whenever events or changes in circumstances have occurred which could indicate that the carrying value of the assets are not recoverable. If such indicators are present, we assess the recoverability of affected assets by determining if the carrying value of the assets is less than the sum of the undiscounted future cash flows of the assets. If the assets are found to not be recoverable, we measure the amount of impairment by comparing the carrying value of the assets to their fair values. We determined that no indicators of impairment existed as of September 30, 2025. No impairment of intangible assets existed as of September 30, 2025.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in interest bearing investments consisting of short-term debt securities issued by the U.S. government. The primary objective of our investment activities is to preserve principal. We adhere to an investment policy that requires us to limit amounts invested in securities based on credit rating, maturity, industry group and investment type and issuer, except for securities issued by the U.S. government. We do not have any derivative financial instruments or foreign currency instruments. As of September 30, 2025, we had $192.5 million invested in marketable securities with a maturity date of less than one year. As such we believe that we are not exposed to any material market risk. If interest rates had varied by 1% in the quarter ended September 30, 2025, the fair value of our investment portfolio would increase or decrease by approximately $0.3 million.

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

The majority of our product sales during the three and nine months ended September 30, 2025 were denominated in the U.S. dollar, however, we do have some sales denominated in foreign currencies. Nevertheless, foreign currency transaction gains and losses were immaterial for the three and nine months ended September 30, 2025. No foreign currency exchange risk existed for the three and nine months ended September 30, 2025.

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

Changes in Internal Control Over Financial Reporting:

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The information in Note 14 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 14 to our condensed consolidated financial statements for the quarter ended September 30, 2025, contained in this Quarterly Report on Form 10-Q.

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

As of September 30, 2025, we had an accumulated deficit of $2.7 billion. In addition, during the nine months ended September 30, 2025, we incurred a net loss of $319.1 million. While we are executing the U.S. launch of our first internally developed product, Amtagvi®, we may not generate any meaningful product sales until later, and we expect to incur significant additional operating losses in the future as we expand our development and clinical trial activities in support of demonstrating the effectiveness of our product candidates.

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

We may need additional financing to fund our operations and complete the development of our various product candidates and commercialization of our products, and if we are unable to obtain such financing, we may be unable to complete the development of our product candidates and commercialization of our products. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

Our operations have consumed substantial amounts of cash since inception. From our inception to September 30, 2025, we have an accumulated deficit of $2.7 billion. In addition, our research and development and our operating costs have also been substantial and are expected to increase. As of September 30, 2025, we had $306.8 million in cash, cash equivalents, short-term investments, and restricted cash ($158.1 million of cash and cash equivalents, $142.7 million in short-term investments, and $6.0 million in restricted cash).

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

Unless and until we can generate a sufficient amount of revenue, we may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances and marketing or distribution arrangements. For example, in August 2025, we entered into an Amended and Restated Open Market Sale Agreement, or the 2025 Sale Agreement, with Jefferies, which provides for the sale of up to $350.0 million of our common stock from time to time. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to undergo reductions in our workforce or other corporate restructuring activities, or delay or reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. Our current license and collaboration agreements may also be terminated if we are unable to meet the payment obligations under those agreements. As a result, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

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

We may be unable to realize the expected benefits from restructuring activities, including workforce reductions, and our business might be adversely affected.*

In August 2025, we announced a strategic restructuring plan with an associated reduction in workforce as a result of a review of current strategic priorities, resource allocation, and cost reduction intended to reduce operating costs, streamline operations and extend our cash runway. The workforce reduction of approximately 19 percent was substantially complete by end of September 30, 2025. These types of restructuring and cost reduction activities are complex and may result in unintended consequences and costs, such as unforeseen delays in the implementation of our strategic initiatives, business and operational disruptions, decreased employee morale and retention, loss of institutional knowledge and expertise, and potential impacts on financial reporting. The reduction in our workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we do not successfully manage the impact of the restructuring plan or any other similar activities that we may undertake in the future, we may not achieve the expected costs savings and other expected benefits in the expected timeframe or at all, and our business, financial condition, and results of operations may be materially adversely affected.

Subject to various spending levels approved by our Board of Directors, our management will have broad discretion in the use of the net proceeds from our capital raises, including proceeds from sales pursuant to our “at-the-market” sale agreement with Jefferies LLC, and may not use them effectively.

Our management will have discretion in the application of the net proceeds from our capital raises, including proceeds from sales pursuant to the 2025 Sale Agreement with Jefferies, which provides for the sale of up to $350.0 million of our common stock from time to time, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from our capital raises are being used appropriately. You may not agree with our decisions, and our use of the proceeds from our capital raises may not yield any return to stockholders. Because of the number and variability of factors that will determine our use of the net proceeds from our capital raises, their ultimate use may vary substantially from their currently intended use. Our failure to apply the net proceeds of our capital raises effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. Stockholders will not have the opportunity to influence our decisions on how to use our net proceeds from our capital raises. Pending their use, we may invest the net proceeds from our capital raises in interest and non-interest-bearing cash accounts, short-term, investment-grade, interest-bearing instruments and U.S. government securities. These temporary investments are not likely to yield a significant return.

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

Due to the promising clinical therapeutic effect of competitor therapies in clinical trials, we anticipate substantial direct competition from other organizations developing therapies in our commercial and pipeline target indications. In particular, we expect to compete with other new therapies for our lead indications developed by companies such as BioNtech, Bristol-Myers Squibb, Daiichi Sankyo, Eisai, Genmab, Immunocore, IO Biotech, Merck, Moderna, Pfizer, Regeneron Pharmaceuticals, and Replimune. We also may compete with other T cell therapies in development, including therapies based on genetically engineered T cell receptors rendered reactive against tumor-associated antigens prior to their administration, other genetically engineered TIL products, and TIL products designed to be reactive to specific neoantigens, by companies such as AbelZeta Pharma, Adaptimmune Therapeutics, Alaunos Therapeutics, Biosyngen, GRIT Biotechnology, Immatics, Immunocore, Intima Bioscience, KSQ Therapeutics, Marker Therapeutics, Obsidian Therapeutics, TILT Biotherapeutics, and others To date, these technologies have been primarily applicable to hematologic malignancies, but their application in solid tumor indications may create competition with us. We may also face competition from companies offering immunotherapy treatments or from companies developing novel IL-2 treatments . Many of these companies and our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources, and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the U.S. and internationally. Our competitors may obtain regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in competitors establishing a strong market position before we are able to enter the market.

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

We may be unable to successfully or sufficiently expand our manufacturing capacity to meet demand for our products and product candidates.*

As noted above, we have limited experience in internal manufacturing our adoptive cell therapy products and product candidates on a commercial scale, as do our partners. Currently our products and product candidates are manufactured internally at our iCTC facility and externally by Minaris and other third-party manufacturers. In early 2026, we plan to end manufacturing activities at Minaris and centralize manufacturing of Amtagvi and our investigational TIL cell therapies at our iCTC facility. There can be no assurance that our efforts to centralize manufacturing at the iCTC facility will succeed. Scale-up of manufacturing may require additional validation studies, including capacity demonstration and/or comparability studies, each of which are subject to regulatory review, potential inspection, and approval. In addition, once manufacturing is centralized at the iCTC facility and if the facility is unable to meet production requirements, we may need to identify and qualify new contract manufacturers, which could result in additional costs and delays in meeting demand for Amtagvi and our product candidates. Any significant delay in our ability to meet demand could have a material adverse effect on our business, financial condition and results of operations.

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

There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns, and some state privacy laws apply more broadly than the Health Insurance Portability and Accountability Act (as amended by the Health Information Technology for Economic and Clinical Health Act), or HIPAA, and associated regulations. For example, California recently enacted legislation, the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020, and was recently amended and expanded by the California Privacy Rights Act, or CPRA, which will take effect on January 1, 2023. The CCPA and CPRA, among other things, create new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach.

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

There is currently significant uncertainty about the future of trade relationships around the world, including potential changes to trade laws and regulations, trade policies, and tariffs. For example, on April 2, 2025, the Administration announced reciprocal tariffs on imported products, which were later paused for 90 days for most countries. In addition, the Administration, through the Department of Commerce, recently announced an investigation of the pharmaceutical industry pursuant to Section 232 of the Trade Expansion Act of 1962, whereby the President may impose tariffs (potentially up to 25%) on the industry if deemed necessary based on national security grounds. In addition, the Administration announced a 100% tariff, effective October 1, 2025, on any branded or patented pharmaceuticals imported into the U.S., unless the relevant drug manufacturer has or is in the process of building a manufacturing facility in the U.S. Further, the President signed an executive order to reduce prescription drug pricing, including to implement Most

Favored Nation drug pricing policies designed to align certain prescription drug prices in the U.S. to lower prices available in other countries. The details of each of these proposals are unclear, and the final terms remain uncertain. As a result of these dynamics, we cannot predict the impact to our relationships with third-party manufacturers or our business of any future changes to the U.S.’ or other countries’ trading relationships or the impact of new laws or regulations adopted by the U.S. or other countries. Evolving international trade relations, new legislation and tariffs may adversely impact our operations and/or financial condition by limiting or preventing the activities of third parties that we engage, increasing import costs or increasing the cost of our operations. New or increased tariffs, export controls or other trade barriers could result in higher prices for the materials we use and the products and product candidates we are developing and could materially impact our supply chain and manufacturing costs.

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

As of September 30, 2025 we had 385,461,728 shares of common stock outstanding. In addition, we had 31,097,004 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted to purchase common stock based on vesting requirements of stock options and common stock issuable through purchases of employee stock purchase plan, or upon the conversion of preferred stock. The issuance and subsequent sale of the shares underlying these common stock equivalents could depress the trading price of our common stock. On June 10, 2019, our certificate of incorporation was amended to increase the number of authorized shares of our common stock, from 150,000,000 shares to

300,000,000 shares, which was approved by our stockholders on that date. On June 16, 2023, our certificate of incorporation was amended to increase the number of authorized shares of our common stock from 300,000,000 to 500,000,000 shares, which amendment was approved by our stockholders on June 6, 2023.

In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. For example, in August 2025, we entered into a Sale Agreement with Jefferies with respect to an at the market offering program, under which we may, from time to time, issue and sell up to $350.0 million of our common stock, and we may offer additional shares under our automatic shelf registration statement in the future. Future issuances may result in substantial dilution to our existing stockholders and could cause our stock price to decline.

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

During the third quarter of 2025, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) for the purchase or sale of securities of the Company, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

During the third quarter of 2025, the Company did not adopt or terminate a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) for the purchase or sale of securities of the Company, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

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

10.1++#*	Executive Employment Agreement, effective as of August 6, 2025, by and between Corleen Roche and Iovance Biotherapeutics, Inc.
31.1++	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2++	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1++	Section 1350 Certification of Chief Executive Officer (furnished herewith).
32.2++	Section 1350 Certification of Principal Financial Officer (furnished herewith).
101.INS++	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH++	Inline XBRL Taxonomy Schema Linkbase Document.
101.CAL++	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF++	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB++	Inline XBRL Taxonomy Labels Linkbase Document.
101.PRE++	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (the cover page interactive date file does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document).

++ # *

Filed herewith (unless otherwise noted as being furnished herewith).

Indicates a management contract or compensatory plan or arrangement.

Certain portions of the Exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Iovance Biotherapeutics, Inc.

November 6, 2025	By:	/s/ Frederick G. Vogt, Ph.D., J.D.
Frederick G. Vogt, Ph.D., J.D.
Interim Chief Executive Officer and President, and General Counsel (Principal Executive Officer)

November 6, 2025	By:	/s/ Corleen Roche
Corleen Roche
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)