Form 10-K
period 2025-12-31
IOVANCE BIOTHERAPEUTICS, INC.
filed 2026-02-24
CIK 1425205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer ◻	Accelerated filer ☑
Non-accelerated filer ◻	Smaller reporting company ☐
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

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $534.8 million. Shares of common stock held by directors and executive officers and any ten percent or greater stockholders and their respective affiliates have been excluded from this calculation, because such stockholders may be deemed to be "affiliates" of the Registrant. This is not necessarily determinative of affiliate status of other purposes. As of February 13, 2026, there were 411,961,607 shares of the registrant’s common stock outstanding.

Documents Incorporated By Reference

Portions of registrant’s proxy statement relating to registrant’s 2026 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

These statements involve risks, uncertainties, and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	the success, cost, enrollment, design, and timing of our clinical trials;
●	the success, cost, and timing of our product development activities;
●	the ability of us or our third-party contract manufacturers to continue to manufacture tumor infiltrating lymphocytes, or TIL, in accordance with our selected process;
●	our ability to design, construct, and staff our own manufacturing facility on a timely basis and within the estimated expenses;
●	the success of competing therapies that are or may become available;
●	regulatory developments in the United States of America, or U.S., and foreign countries;
●	the timing of and our ability to obtain and maintain U.S. Food and Drug Administration, or the FDA, European Commission, or other regulatory authority approval of, or other action with respect to, our products and/or product candidates;
●	our ability to attract and retain key scientific or management personnel;
●	the timing, execution and expected benefits of our restructuring plan announced in August 2025;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
●	our ability to obtain funding for our operations, including funding necessary to complete further development of our product candidates and commercialization of our products;
●	our ability to successfully commercialize Amtagvi® (lifileucel) and Proleukin® (aldesleukin), and any other products and/or product candidates for which we obtain or have obtained FDA or other regulatory approvals, including by the European Commission in the European Union, or the EU;
●	the ability and willingness of our third-party research institution collaborators to continue research and development activities relating to our product candidates;
●	the potential of our other research and development and strategic collaborations;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our manufacturing methods and products and/or product candidates;
●	our plans to research, develop, and commercialize our products and/or product candidates;
●	the size and growth potential of the markets for our products and/or product candidates, and our ability to serve those markets;
●	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
●	fluctuations in the trading price of our common stock; and
●	our use of cash and other resources.

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

PART I

Item 1.          Business

Overview

We are a commercial-stage biopharmaceutical company pioneering a transformational approach to treating cancer. Our mission is to be the global leader in innovating, developing, and delivering tumor infiltrating lymphocyte, or TIL, cell therapies for patients with solid tumor cancers. TIL cell therapies harness the individual immune system’s ability to recognize and destroy diverse cancer cells that are unique to each patient. These individualized therapies are manufactured using centralized, scalable, and proprietary manufacturing processes which rejuvenate and multiply each patient’s polyclonal T cells into the billions.

Iovance was founded to build upon the promise of TIL cell therapy initially developed at academic research centers, including the National Cancer Institute, or the NCI. Our multi-center trials, scalable manufacturing, regulatory approvals and commercial infrastructure have transformed TIL cell therapy from a research product available to only a small number of patients, into a commercially viable treatment that is accessible for thousands of cancer patients.

Our two commercial products include Amtagvi® (lifileucel) and Proleukin® (aldesleukin), an interleukin-2, or IL-2, product used in the Amtagvi® treatment regimen and other applications.

Amtagvi® is the first one-time, individualized T cell therapy for a solid tumor cancer and for the treatment of adult patients with previously treated advanced, or unresectable or metastatic melanoma. Amtagvi® is administered as part of a treatment regimen that includes lymphodepletion and a short course of Proleukin®.

Globally, Amtagvi® has the potential to address more than 30,000 previously treated advanced melanoma patients annually. Amtagvi® is approved in the U.S. and Canada, and we plan to launch into additional markets with a high prevalence of advanced melanoma. Potential approvals are pending in the United Kingdom, or UK, and Australia in the first half of 2026 and Switzerland in 2027. In the European Union, or EU, we withdrew our initial marketing authorization application, or MAA, in July 2025. We are working with the European Medicines Agency, or EMA, to resubmit a centralized MAA in 2026.

Our development pipeline consists of TIL cell therapies and next generation approaches in additional solid tumor cancers, including one-time TIL monotherapies for previously treated patients and TIL cell therapy combined with standard of care in earlier treatment settings. We are conducting two ongoing registrational trials in frontline advanced melanoma and previously treated advanced non-small cell lung cancer, or NSCLC. We plan to commence a registrational trial in previously treated advanced undifferentiated pleomorphic sarcoma, or UPS, and dedifferentiated liposarcoma, or DDLPS, in the second quarter of 2026 and engage with the FDA on a path to expedited approval.

Corporate Strategy

A global leader in innovating, developing, and delivering TIL cell therapy

Our mission is to be the global leader in innovating, developing, and delivering TIL cell therapy. Our vision is to pioneer this transformational approach to cure solid tumor cancers. We are committed to continuous innovation to develop TIL cell therapies and optimize TIL treatment regimens that may extend and improve life for patients with cancer.

Our top priority is to drive commercial success of Amtagvi® for previously treated advanced melanoma across four primary areas:

●	Educating, training, and collaborating with healthcare professionals, or HCPs, who will be administering our product at academic and community authorized treatment centers, or ATCs, as well as community oncologists and advocacy groups who will refer patients to our ATCs;
●	Providing operational and patient support at ATCs in the U.S. and onboarding ATCs in preparation for anticipated regulatory approvals and product launches in additional global markets;
●	Collaborating with payors about the value of Amtagvi® to continue to facilitate strong reimbursement and patient access; and
●	Driving operational excellence in launch execution, commercial manufacturing success, and delivery of therapy.

U.S. Commercial Launch of the First TIL Cell Therapy in Advanced Melanoma

Amtagvi®

Amtagvi® (lifileucel) is the first one-time, individualized T cell therapy approved for a solid tumor cancer and for the treatment of adult patients with previously treated advanced melanoma. Amtagvi® returns billions of individualized patient T cells back to the body to fight cancer and is administered as part of a treatment regimen.

Amtagvi® is indicated for the treatment of adult patients with advanced melanoma previously treated with a PD-1 blocking antibody, and if BRAF V600 mutation positive, a BRAF inhibitor with or without a MEK inhibitor. The U.S. accelerated approval of Amtagvi® is based on safety and efficacy results from the C-144-01 global, multicenter clinical trial. A global, randomized Phase 3 confirmatory trial, TILVANCE-301, is investigating Amtagvi® in combination with pembrolizumab in frontline advanced melanoma. The Amtagvi® treatment regimen, that includes lymphodepletion and a short course of Proleukin® (aldesleukin), is available through a continuously growing network of ATCs. In the final five-year analysis from the C-144-01 trial published in the Journal of Clinical Oncology and presented at ASCO in May, 2025, Amtagvi® demonstrated unprecedented durability in previously treated advanced melanoma patients with 31.4% objective response rate, or ORR, median duration of response, or mDOR, of 36.5 months, median overall survival, or OS, of 13.9 months and five-year OS of 19.7%.

Initial data for Amtagvi in the commercial setting reinforce the published clinical data. In February 2026, data from the first real-world, retrospective study of Amtagvi were presented at the 2026 Tandem Meetings of the American Society for Transplantation and Cellular Therapy and the Center for International Blood and Marrow Transplant Research. Among 41 evaluable patients treated per Amtagvi® U.S. prescribing information, the physician-assessed ORR was 44% and the disease control rate was 73%. Response rates with Amtagvi® were higher in third-line or earlier patients. The ORR was 52% following two or fewer prior lines of therapy compared to an ORR of 33% after three or more prior lines of therapy.

Amtagvi® has multiple growth drivers, including:

●	Awareness of clinical and real-world evidence data to drive adoption as well as earlier and higher volume of patient referrals for better outcomes across our ATC network.
●	Higher penetration at academic ATCs through earlier tissue procurement for patients at high risk of disease progression, such as BRAF mutant patients, so they can be treated before their health status declines.
●	Expansion of the ATC network with new academic and community ATCs.
●	Additional approvals in new global markets.

Proleukin®

We sell Proleukin® (aldesleukin), an interleukin-2, or IL-2, product to three main distributors in the U.S., distributors outside the U.S., and numerous third-party clients across the three revenue channels: 1) use in the Amtagvi® treatment regimen, or other approved oncology uses, or the primary channel, 2) use in the manufacturing process for Amtagvi® and other cell therapies and 3) use in clinical and research settings. Proleukin® is approved in the U.S., and licensed in multiple international markets, for treatment of adults with metastatic renal cell carcinoma and/or metastatic melanoma.

In May 2023, we acquired the worldwide rights to Proleukin® from Clinigen Holdings Limited, Clinigen Healthcare Limited, and Clinigen, Inc., which we refer to collectively as Clinigen.

Scalable TIL manufacturing for commercial and clinical demand

The Iovance Cell Therapy Center, or iCTC, in Philadelphia, Pennsylvania is the first FDA-approved facility to manufacture commercial TIL cell therapy. We also believe that the iCTC is the only current Good Manufacturing Practice, or cGMP, facility with a centralized, scalable TIL manufacturing process. To date, more than 1,500 patients have been treated with commercial and investigational TIL cell therapies manufactured using Iovance processes. Facilitated by its proximity to multiple airports, the iCTC covers logistics and delivery of TIL cell therapies to treatment centers in North America, Europe, and Asia Pacific.

We have historically relied on our own manufacturing capabilities, together with other third parties, for the manufacturing and processing of commercial and investigational TIL cell therapy products. The iCTC currently supplies the vast majority of commercial Amtagvi® and clinical lifileucel with additional capacity previously supplemented by a contract manufacturer.

The iCTC has the potential capacity to supply TIL cell therapies for more than 5,000 cancer patients annually. To utilize our internal manufacturing suites at greater scale, improve gross margin and reduce operating expenses, we are transitioning all manufacturing activities for Amtagvi® and lifileucel to the iCTC. Our contract manufacturer concluded production of Amtagvi® and lifileucel and our agreement terminated in the first quarter of 2026. This internal manufacturing strategy aligns with our ongoing initiatives to manage and reduce long-term product manufacturing costs. We will have full control of manufacturing capacity and product quality, supply and delivery logistics, cost efficiencies and process improvements, such as automation and next generation approaches that may further streamline timelines and costs. Certain clinical trials for our next-generation investigational TIL cell therapies will continue to be supported by contract manufacturing organizations, or CMOs. Details of related agreements are provided in the Research, Development, Manufacturing and License Agreements in this Annual Report on Form 10-K.

TIL Cell Therapy Platforms for Advanced, or Metastatic or Unresectable, Solid Tumor Cancers

Our T cell-based immunotherapy technology platform of TIL cell therapies leverages patient-specific cells to recognize and attack diverse cancer cells that are unique to each patient. We believe this approach is the emerging backbone for immuno-oncology approaches to treat solid tumor cancers.

We have investigated TIL cell therapy in global, multicenter Iovance-sponsored clinical trials in various treatment settings in advanced melanoma, NSCLC, cervical cancer, endometrial cancer, and head and neck squamous cell carcinoma, or HNSCC. Through ongoing academic collaborations, as well as government and other partners, we are investigating additional solid tumor types and treatment settings. We have provided prior or ongoing support for investigator-sponsored clinical trials in soft tissue sarcoma, osteosarcoma, pancreatic and colorectal cancer, platinum resistant ovarian cancer, anaplastic thyroid cancer, and triple negative breast cancer.

Applying our expertise in TIL cell therapy, our next-generation technology platforms are designed to optimize outcomes with TIL cell therapy across three key initiatives: genetic modifications, potency, and new treatment regimens using an improved IL-2.

Intellectual Property

We have established a leading intellectual property portfolio developed internally and licensed from third parties. We currently own more than 330 granted or allowed U.S. and international patents and patent applications pertaining to Amtagvi® and other TIL-related technologies that are expected to provide Amtagvi® with exclusivity into 2042. More than 90 U.S. patents are related to TIL cell therapy, including patents directed to compositions and methods of treatment in a broad range of cancers. Pending patent applications and granted patents cover the fields of TIL cell therapy, genetically edited TIL cell therapy, selected TIL cell therapy, small core or biopsy TIL cell therapy, fresh or frozen tumor digest-derived TIL cell therapy, TIL and ICI combination therapy, marrow infiltrating lymphocytes, or MIL therapy, and peripheral blood lymphocyte, or PBL, therapy. We also license rights to a broad range of technologies related to our platforms. More details on our intellectual property portfolio are included within this Annual Report on Form 10-K.

Iovance-Sponsored Clinical Trials

Combination Therapy with Lifileucel for Frontline Advanced Melanoma

We estimate a global addressable market of more than 70,000 frontline advanced melanoma patients per year. Despite current treatment options, more than 50% of patients treated for frontline advanced melanoma experience disease progression within 12 months.

Our strategy in frontline advanced melanoma is to study the combined response rates and durability of lifileucel with pembrolizumab. As of May 2024, lifileucel in combination with immune checkpoint inhibitor, or ICI therapy in IOV-COM-202 Cohort 1A demonstrated a 65% ORR, including a 30% complete response rate, by RECIST 1.1, and 65% progression-free survival, or PFS, at months 6 and 12. The median PFS and mDOR were not reached at 21.7 months of median follow-up. The treatment-emergent adverse event, or TEAE, profile was consistent with the underlying advanced disease, pembrolizumab, lymphodepletion and IL-2. The safety profile is differentiated from ICI combination therapies, with late AEs that were consistent with pembrolizumab monotherapy.

Following the U.S. accelerated approval of Amtagvi® in previously treated advanced melanoma, our confirmatory trial, TILVANCE-301, is designed to support a registrational path for lifileucel in combination with pembrolizumab in frontline advanced, or unresectable or metastatic, melanoma as well as to support full U.S. approval for Amtagvi® in post-anti-PD-1 advanced melanoma. We reached agreement with the FDA on the TILVANCE-301 clinical trial design. TILVANCE-301 is a Phase 3 multicenter, open-label, clinical trial that will randomize approximately 670 patients with frontline advanced melanoma in patients who are naive to therapy for metastatic disease. The trial was designed with the FDA and EMA input to assess contribution of components for lifileucel and pembrolizumab compared with pembrolizumab alone, with dual primary endpoints of ORR and progression free survival, or PFS, by blinded independent review committee.

Lifileucel for Previously Treated Advanced Melanoma

We continue to investigate lifileucel in previously treated advanced melanoma patients in the clinical setting, primarily outside the U.S. in markets where we are seeking additional approvals. IOV-MEL 202 is a single-arm, multicenter Phase 2 trial to investigate lifileucel in patients previously treated with anti-PD-1 therapy and includes second-line lifileucel therapy in BRAF positive patients without prior BRAF/MEK inhibitor therapy.

Lifileucel for Advanced, or Metastatic or Unresectable NSCLC

We estimate an addressable market in our initial target indication of previously treated nonsquamous, or NSQ, metastatic NSCLC, or mNSCLC, without ALK, ROS or epidermal growth factor receptor, or EGFR, mutations of more than 315,000 patients per year in global target markets, including 50,000 U.S. patients. Following initial treatment with immune checkpoint inhibitor, or ICI, and chemotherapy, previously treated with standard of care chemo-immunotherapy have a poor prognosis, limited treatment options with limited durability, and a real-world overall survival of less than six months. In this treatment setting, standard-of-care docetaxel monotherapy recently showed an ORR of 12.8%, without any complete responses, an mDOR of 5.6 months and OS of 12.3 months.

We are investigating lifileucel as a monotherapy and in combination with approved therapies to treat mNSCLC in multiple patient populations and treatment settings with defined unmet need. We believe the results from Iovance clinical trials support the potential benefit of one-time TIL cell therapy in previously treated patients with NSQ mNSCLC, as well as lifileucel in combination with ICIs in frontline advanced melanoma, including the opportunity for more durable responses.

IOV-LUN-202 Registrational Trial

One-time treatment with lifileucel has demonstrated a potentially best-in-class clinical profile in IOV-LUN-202 in previously treated NSQ mNSCLC. IOV-LUN-202 is a single-arm, registrational, global phase 2 trial investigating one-time lifileucel monotherapy in mNSCLC patients previously treated with an ICI and chemotherapy and without EGFR, ROS proto-oncogene receptor tyrosine kinase 1, or ROS1, anaplastic lymphoma kinase, or ALK actionable genetic mutations. In the two registrational patient cohorts, the programmed death-ligand 1, or PD-L1, tumor proportion score, or TPS, at the start of frontline therapy was less than one percent or unknown in Cohort 1 patients and greater than or equal to one percent in Cohort 2 patients. We plan to enroll a total of approximately 80 NSQ NSCLC patients into registrational Cohorts 1 and 2 to support a supplemental biologics license application, or sBLA, to the U.S. FDA for accelerated approval.

In November 2025, updated preliminary data in 39 evaluable patients demonstrated an ORR by RECIST v1.1 of 25.6%, a disease control rate of 71.8%, and mDOR was not reached after a median follow up of 25.4 months. The safety profile was consistent with the underlying disease, non-myeloablative lymphodepletion, or “LD”, and interleukin-2, or IL-2. The U.S. FDA placed a partial clinical hold on the IOV-LUN-202 trial from the fourth quarter of 2023 into the first quarter of 2024. All subsequent patients were enrolled to receive a reduced LD regimen that has resulted in a reduction of median post-IL-2 hospitalization days by more than half and lower incidence and shorter time to resolution of cytopenias compared with the standard LD regimen.

IOV-COM-202 Trial in Previously Treated and Frontline NSCLC

The IOV-COM-202 basket trial in solid tumors evaluated lifileucel in previously treated mNSCLC patients in Cohort 3B and lifileucel in combination with pembrolizumab in frontline mNSCLC patients in Cohort 3A. Clinical results for Cohort 3B were published in Cancer Discovery and further support the opportunity for lifileucel in mNSCLC, with an ORR of 21.4% by RECIST v1.1 after two or more lines of therapy with ICI and chemotherapy. As of November 2024, preliminary results from Cohort 1A demonstrated a confirmed ORR of 64.3% and mDOR was not reached at a median study follow up of 26.5 months in 14 patients with EGFR wild type NSCLC who had not received prior immunotherapy, including ICIs.

Endometrial Cancer

The Phase 2 IOV-END-201 trial is investigating lifileucel in patients with advanced endometrial cancer patients previously treated with ICI and chemotherapy, a setting with no approved therapies. We continue to follow the currently enrolled patients and plan to provide an update following review of the initial dataset.

Soft Tissue Sarcomas

In February 2026, we announced that we plan to commence a single arm registrational trial in previously treated advanced undifferentiated pleomorphic sarcoma and dedifferentiated liposarcoma in the second quarter of 2026.

Next Generation Clinical Programs

IOV-3001 for the TIL Treatment Regimen

Dose escalation is underway in a Phase 1/2 clinical trial to investigate IOV-3001, a second-generation, modified interleukin-2 analog, for use in the TIL treatment regimen. This recombinant fusion protein is designed to enhance TIL survival and cellular proliferation. Preclinical studies of IOV-3001 demonstrated the potential for improved safety, convenience of less frequent dosing and strong effector T cell expansion.

IOV-4001 for Advanced Melanoma and NSCLC

We have a worldwide exclusive license from Cellectis to certain TALEN® technology to develop genetically edited and potentially more potent TIL cell therapies. Our lead program, IOV-4001, utilizes TALEN® to inactivate the gene coding for PD-1, restoring the ability of TIL cells to fight cancer. The Phase 2 efficacy extension of a first-in-human clinical trial is investigating IOV-4001 in previously treated advanced melanoma or NSCLC.

IOV-5001 for Solid Tumors

IOV-5001 is genetically engineered to induce IL-12 expression to remodel the tumor microenvironment, or TME, into an immunosupportive state to enhance efficacy. Tethered IL-12 is also expected to optimize safety. An Investigational New Drug (IND) submission is planned in first half of 2026 to investigate IOV-5001 in a Phase 1/2 basket trial in solid tumors with large patient populations and significant unmet medical need.

Completed Clinical Trials

●	Lifileucel in Advanced HNSCC: Results were published in 2005 from a Phase 2 C-145-03 trial of lifileucel as a monotherapy and in combination with pembrolizumab in patients with advanced HNSCC.
●	Lifileucel in Advanced Cervical Cancer: An upcoming manuscript will publish results from the C-145-04 Phase 2 clinical trial of lifileucel as a monotherapy and in combination with pembrolizumab in patients with advanced cervical cancer.
●	Peripheral Blood Lymphocytes, or PBL, Therapy: A first-in-human clinical trial investigated a polyclonal PBL, therapy, in patients with relapsed or refractory chronic lymphocytic leukemia, or CLL, and small lymphocytic lymphoma, or SLL.

Manufacturing Processes

Iovance has built upon the promise of TIL cell therapy at academic centers. Our multicenter trials and centralized manufacturing processes have transformed TIL cell therapy into a scalable, commercially viable treatment to serve sizeable patient populations with solid tumor cancers.

Gen 2

Our proprietary, centralized, and scalable Gen 2 technology introduced manufacturing and logistical efficiencies aimed at optimizing treatment, streamlining distribution processes, and delivering a cryopreserved final product. Gen 2 is the manufacturing process used for commercial Amtagvi® and ongoing clinical trials of lifileucel. We are committed to continuously improving and streamlining the processes for TIL cell therapy manufacturing and tumor sample collection.

Following a surgical biopsy to collect a patient’s tumor tissue, TIL cells are processed at our centralized manufacturing facility, the Iovance Cell Therapy Center, or iCTC. The TIL cells are multiplied into the billions during two growth phases: pre-rapid expansion, or slow growth, for the first 11 days and rapid expansion from days 11-22. Milestones include day 11, when cells transfer to a larger bioreactor with feeder cells; day 16, when TIL cells are harvested, counted, and incubated in multiple bioreactors; and day 22, when TIL cells undergo cryopreservation and placement in final product bags. The product undergoes analytical and quality testing before it is released and shipped to the patient’s authorized treatment center.

Research, Development, Manufacturing, and License Agreements for TIL Cell Therapy

Minaris Advanced Therapies

Manufacturing and Services Agreements

In November 2016, we entered manufacturing services agreements, or MSAs, with WuXi Advanced Therapies, Inc., and its parent company WuXi Apptec, Co. Ltd (collectively, “WuXi”). Upon the acquisition of WuXi Advanced Therapies by Minaris Advanced Therapies (“Minaris”) in May 2025, we replaced WuXi with Minaris as the party of the MSAs. Through the MSAs, Minaris supplemented our internal capacity for Amtagvi® and clinical lifileucel. Following the transition of all Amtagvi /lifileucel manufacturing to our internal facility, the MSA terminated in the first quarter of 2026. We do not utilize Minaris for the manufacture of our next-generation therapies.

National Institutes of Health, or NIH, and the National Cancer Institute, or NCI

Cooperative Research and Development Agreement

We have a Cooperative Research and Development Agreement, or CRADA, with the NCI for the development of adoptive cell immunotherapies in multiple solid tumor types, including bladder, lung, and triple-negative breast cancers; Human Papilloma Virus, or HPV, associated cancers and a broad range of epithelial cancers.

In August 2011, we signed a five-year CRADA for the development of products that included unmodified TIL as a stand-alone therapy or in combination, improved methods for the generation and selection of TIL cell therapy with anti-tumor reactivity, and strategies for more potent TILs. Since then, the CRADA has been amended to extend the term and to include new indications and the use of certain inhibitors or other reagents in TIL expansion cultures.

In July 2024, a fourth amendment to the CRADA extended its term to August 2029 and included collaboration on development of enhanced tumor reactive TIL products in common epithelial cancers. We are required to make quarterly payments to NCI to support research activities. To the extent we license patent rights, we will be responsible for all patent-related expenses and fees, past and future. In addition, we may be required to supply certain test articles, including TIL, grown and processed under cGMP conditions, suitable for use in clinical trials. We or the NCI may unilaterally terminate the CRADA with prior written notice at least 60 days.

Patent License Agreements Related to TIL Cell Therapies

We entered into a patent license agreement, or the Patent License Agreement, with the NIH in 2011. The Patent License Agreement was amended multiple times to include exclusive, co- and non-exclusive licenses to certain NIH technologies relating to autologous TIL adoptive cell therapy.

Pursuant to the Patent License Agreement, as amended, we are required to pay royalties and milestone payments. Royalties are based on a percentage of less than one to mid-single digits of net sales, depending on certain events, in jurisdictions where patent rights exist. Previous and anticipated potential future milestone payments range from several hundred thousand dollars to the mid-single-digit millions of dollars in conjunction with development, regulatory approvals, or the first U.S. and foreign commercial sales of any of our product candidates covered by the Patent License Agreement, as amended. The term of the Patent License Agreement, as amended, continues until the expiry of the last-to-expire licensed patent rights and contains standard termination provisions.

Cellectis S.A.

Research Collaboration and Exclusive Worldwide License Agreement

In December 2019, we entered into a research collaboration and exclusive worldwide license agreement for gene-editing technology from Cellectis, a clinical-stage biopharmaceutical company, to develop genetically edited TIL cell therapies, including a PD-1 inactivated product that we refer to as IOV-4001. Financial terms include annual license payments; development, regulatory and sales milestone payments; as well as royalty payments based on net sales of TALEN® modified TIL products, from us to Cellectis.

Novartis Pharma AG

License Agreement

In January 2020, we obtained a license from Novartis Pharma AG, or Novartis, to develop and commercialize an antibody cytokine engrafted protein, designated as IOV-3001. Under the agreement, we have paid an upfront payment to Novartis. We may pay future milestones related to clinical development and approval of IOV-3001, as well as low-to-mid single digit percentage royalties from commercial sales, in the U.S., the European Union, and Japan.

In May 2023, upon our acquisition of worldwide rights to Proleukin®, or the Acquisition, from Clinigen we inherited two historical asset purchase agreements with Novartis AG, Novartis Pharma AG and Novartis Vaccines and Diagnostics, Inc. Pursuant to a master cell bank license and working cell bank transfer agreement and a license agreement, we may be required to make future milestone payments based on net sales, as defined in the relevant underlying agreements, in the U.S. and the rest of world.

Boehringer Ingelheim Biopharmaceuticals GmbH

In May 2023, as part of the Acquisition from Clinigen, we inherited a manufacturing and supply agreement with Boehringer Ingelheim Biopharmaceuticals GmbH, to carry out the processing, manufacturing, and supply of Proleukin® in unlabeled vials through October 2025. Automatic renewals are for a two-year period unless terminated. In September 2025, the agreement was amended and extended, pursuant to which we must purchase a minimum number of vials each calendar year through December 31, 2028.

TIL Cell Therapy Landscape in Solid Tumors

Immune System and Cancer Surveillance

The immune system recognizes danger signals and responds to threats at a cellular level. T cells, or T lymphocytes, are the most significant cellular components of the adaptive immune response. T cells are distinguished from other white blood cells by T cell receptors that contribute to tumor surveillance. T cells are involved in sensing and killing infected or cancerous cells, as well activating other cells in an immune response.

Challenges for Cancer Immunotherapy

According to SEER, solid tumor cancers represent more than 90 percent of all cancers diagnosed in the U.S. annually. Cancer can grow and spread when T cells with cancer-specific receptors are absent, low in quantity and quality, or rendered inactive by suppressive mechanisms. Effective treatment of solid tumors is challenging for several reasons, including: (i) intratumoral heterogeneity, (ii) <1% overlap of shared tumor neoantigens across patients; (iii) lack of clarity on critical mutations or neoantigens, (iv) the immune system’s ability to evade treatments that target a single mutation (v) suppression of immune response by the tumor and tumor microenvironment and (vi) deleterious effect of certain treatments on T cells.

Advancing Immuno-Oncology with Our Iovance TIL Technology Platform:

Iovance TIL Technology Platform: the Backbone of IO Therapy in Solid Tumors

We believe that Our TIL technology platform of individualized polyclonal cell therapies represents a significant advancement in the treatment of solid tumor cancers. Unlike cell therapies that act on a single or small number of shared antigen targets common to certain tumors, TIL is an individualized, polyclonal T cell therapy designed to target a variety of patient-specific neoantigens. This approach of polyclonal TIL cells to reengage the immune system is the basis for our first FDA-approved product and potentially applicable to many solid tumor cancers in multi-billion-dollar markets. Infused TIL can potentially infiltrate the tumor to eliminate cancer cells, further proliferate, and overcome several mechanisms of tumor escape.

Our initial strategy is to address patients with previously treated solid tumor cancers.

For earlier intervention, we are investigating our TIL cell therapy to target and attack cancer cells in combination with immune checkpoint inhibitors, or ICIs, to break down barriers to mount an immune response.

Competition

Our portfolio includes our commercial products Amtagvi® and Proleukin® as well as our pipeline of investigational TIL cell therapies. The biotechnology and pharmaceutical industries put significant resources into developing novel and proprietary cancer therapies. Many of these companies and our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources, and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved, and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the U.S. and internationally. Even with the regulatory approval for Amtagvi®, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our therapies. Our competitors may obtain regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in competitors establishing a strong market position before we are able to enter the market.

We anticipate competition from several entities, as well as universities and research institutions, with current or emerging novel cancer therapies with promising clinical efficacy within immuno-oncology, novel IL-2 products and/or in our commercial and pipeline target indications. These organizations include multiple entities within immuno-oncology, including large and specialty pharmaceutical and biotechnology companies across the following areas.

●	New therapies in development for our lead indications. Currently, there are numerous companies that are investigating various alternate treatments for advanced melanoma, NSCLC, and other solid tumor cancers that we are seeking to address, including patients that have progressed after prior treatment with checkpoint inhibitors and chemotherapy. Accordingly, our TIL cell therapies face significant competition from multiple companies such as BioNtech, Bristol-Myers Squibb, Daiichi Sankyo, Eisai, Genmab, Immunocore, IO Biotech, Merck, Moderna, Pfizer, Regeneron Pharmaceuticals, and Replimune.
●	Other genetically engineered T cell therapies and TIL products in development. AbelZeta Pharma, Alaunos Therapeutics, Biosyngen, GRIT Biotechnology, Immatics, Immunocore, Intima Bioscience, KSQ Therapeutics, Marker Therapeutics, Obsidian Therapeutics, and others are developing T cell therapies based on genetically engineered T cell receptors rendered reactive against tumor-associated antigens, other genetically engineered TIL products, and TIL products designed to be reactive to specific neoantigens.
●	Novel IL-2 treatments in development. We may also face competition from novel IL-2 treatments in development by Alkermes, ILToo Pharma, Merck, Nektar Therapeutics, Sanofi, Werewolf Therapeutics, and others.

Universities and research institutions with proprietary technologies may secure approvals or patent protection that we may need for our technologies and products. The Netherlands Cancer Institute, the Copenhagen University Hospital at Herlev, and the University of Manchester ran a Phase 3 M14TIL clinical trial comparing TIL to standard ipilimumab in patients with metastatic melanoma in Europe and published results in the New England Journal of Medicine in December 2022.

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

We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we require these individuals, organizations, and systems to take steps to abide by the terms and conditions of the confidentiality agreements, confidentiality may be breached, or our data may be improperly used or disclosed, and we may not have adequate remedies for any breach or improper use or disclosure. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors, or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

We have established a leading intellectual property portfolio developed internally and licensed from third parties. We currently own more than 90 U.S. patents related to TIL cell therapy, including patents directed to compositions and methods of treatment in a broad range of cancers, such as U.S. Patent Nos. 10,130,659; 10,166,257; 10,272,113; 10,363,273; 10,398,734; 10,420,799; 10,463,697; 10,517,894; 10,537,595; 10,639,330; 10,646,517; 10,653,723; 10,695,372; 10,894,063; 10,905,718; 10,918,666; 10,925,900; 10,933,094; 10,946,044; 10,946,045; 10,953,046; 10,953,047; 11,007,225; 11,007,226; 11,013,770; 11,026,974; 11,040,070; 11,052,115; 11,052,116; 11,058,728; 11,083,752; 11,123,371; 11,141,434;11,141,438; 11,168,303; 11,168,304; 11,179,419; 11,202,803; 11,202,804; 11,220,670; 11,241,456; 11,254,913; 11,266,694; 11,273,180; 11,273,181; 11,291,687; 11,293,009; 11,304,979; 11,304,980; 11,311,578; 11,337,998; 11,344,579; 11,344,580; 11,344,581; 11,351,197; 11,351,198; 11,351,199; 11,364,266; 11,369,637; 11,384,337; 11,401,507; 11,433,097; 11,517,592; 11,529,372; 11,541,077; 11,631,483; 11,713,446; 11,819,517; 11,857,573; 11,865,140; 11,866,688; 11,939,596; 11,969,444; 11,975,028; 11,981,921; 11,998,568; 12,023,355; 12,024,718; 12,031,157; 12,104,172; 12,121,541; 12,159,700; 12,170,134; 12,188,048; 12,194,061; 12,226,434; 12,226,522; 12,230,378; 12,230,379; 12,233,075; 12,280,140; 12,343,380 ; 12,485,145; and 12,495,791. More than 50 of these patents are related to our Gen 2 TIL manufacturing processes and have terms that we anticipate will extend to October 2037 or January 2038, not including any patent term extensions or adjustments that may be available. Our owned and licensed intellectual property portfolio also includes patents and patent applications relating to TIL, marrow-infiltrating lymphocytes, or MIL, and peripheral blood lymphocyte, or PBL, therapies; frozen tumor-based TIL technologies; remnant TIL and digest TIL compositions, methods, and processes; methods of manufacturing TIL, MIL, and PBL therapies; the use of costimulatory and T cell modulating molecules in TIL cell therapy and manufacturing; stable and transient genetically-modified TIL cell therapies, including genetic knockouts of immune checkpoints; cytokine-tethered TIL cell therapies; methods of using immune checkpoint inhibitor, or ICIs, in combination with TIL cell therapies; TIL selection technologies; and methods of treating patient subpopulations.

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

●	Phase 1 - The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism, and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
●	Phase 2 - The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages, and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
●	Phase 3 - The investigational product is administered to an expanded patient population in adequate and well-controlled studies to further evaluate dosage, to provide statistically significant evidence of clinical efficacy, and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit relationship of the investigational product and to provide an adequate basis for product approval. Typically, one or more clinical studies are required by the FDA for product approval.
●	Phase 4 - In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product, known as post-approval requirements or commitments, respectively. These so-called Phase 4 studies may be made a condition to approval of the BLA.

Additional types of data may also help to support a BLA, such as real-world evidence and patient experience data. Phase 1, Phase 2 and Phase 3, and Phase 4 testing, if applicable, may not be completed successfully within a specified period, if at all, and there can be no assurance that the data collected will support FDA approval or licensure of the product. Concurrently with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality, and purity of the final product, or for biologics, safety, purity, and potency. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life and manufacturing processes must be validated.

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

In December 2022, with the passage of Food and Drug Omnibus Reform Act, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, diversity action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In terms of the compliance deadline, the requirement to submit a diversity action plan applies to clinical studies for which enrollment begins 180 days after the final guidance is published, which was originally anticipated to occur in June 2025. In January 2025, the draft guidance was removed from the FDA website, and reuploaded by court order, which has contributed to uncertainty regarding final timing and implementation.

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

The FDA may convene an advisory committee to provide clinical insight on application review questions. Whether the FDA convenes an advisory committee depends on various factors, such as scientific and safety issued identified during review. An advisory committee is typically a panel that includes clinicians and other experts, which review, evaluate, and make a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent commercial production of the product within required specifications. The industry typically refers to this as the FDA approval of the manufacturing facility. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to ensure compliance with cGCP.

If the FDA determines that the application, manufacturing process, or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing, clinical trials, application modifications, or information in a complete response letter, or CRL. A CRL indicates that the review cycle for the application is complete, and that the application is not ready for approval. If a CRL is issued, the applicant may either: resubmit the BLA, addressing all the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than an applicant interprets the same data.

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

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the long-term stability of the product. cGMP regulations require among other things, quality control, and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments and list their products with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other applicable laws. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including, among other things, withdrawal of approval, recall, or withdrawal of the product from the market. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval or notification before being implemented. Other types of changes to the approved product, such as adding new indications and claims to the product labeling, are also subject to further FDA review and approval.

Commercial products must meet the requirements of the Drug Supply Chain Security Act, or DSCSA, which imposes obligations on manufacturers of prescription biopharmaceutical products for commercial distribution, regulating the distribution of the products at the federal level, and sets certain standards for federal or state registration and compliance of entities in the supply chain, including manufacturers and repackagers, wholesale distributors, third-party logistics providers, and dispensers. The DSCSA preempts previously enacted state laws and the pedigree requirements of the Prescription Drug Marketing Act, or PDMA. Trading partners within the drug supply chain must now ensure certain product tracing requirements are met; that they are doing business with other authorized trading partners; and they are required to exchange transaction information, transaction history, and transaction statements. Product identifier information, an aspect of the product tracing scheme, is required. The DSCSA requirements, development of standards, and the system for product tracing have been and will continue to be phased in over a period of years, with the FDA indicating that it would permit certain exemptions and exclusions, and exercise enforcement discretion on certain aspects of the law including, most recently, through policies establishing an additional stabilization period to support implementation of interoperable electronic tracing at the package level, and the FDA’s enforcement approach may continue to evolve. The distribution of product samples continues to be regulated under the PDMA, and some states also impose regulations on drug sample distribution.

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

Orphan Drug Designations

We have received ODD for lifileucel in the U.S. to treat malignant melanoma stages IIB-IV in 2015 and to treat cervical cancer with a tumor size of greater than 2 cm in diameter in 2018. If approved, an ODD provides seven years of market exclusivity in the U.S., which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic, as sameness is defined in the FDA’s regulations, for the same indication for seven years, subject to certain limited exceptions. However, an ODD does not convey any advantage in, or shorten the duration of, the regulatory review or approval process. The benefits and limitations of ODD are described in more detail under the Government Regulations section in this Annual Report on Form 10-K.

Fast Track Designations

The FDA’s Fast Track process is designed to facilitate the development and expedite the review of drugs that treat serious conditions and fill an unmet medical need. The FDA granted Fast Track designation, or FTD, for lifileucel for the treatment of advanced metastatic melanoma and cervical cancers in 2017 and 2019, respectively, as well as lifileucel in combination with pembrolizumab for the treatment of ICI-naïve metastatic melanoma in 2021. The FDA also granted fast track designation for lifileucel for the treatment of adults with metastatic NSQ NSCLC that has progressed on or after chemo- and anti-PD-1 therapies and at least one line of FDA-approved targeted therapy, if indicated, for actionable tumor mutations excluding ALK, ROS1 and EGFR. Fast Track designation allows more frequent meetings and communications with the FDA to discuss the drug’s development plans and review process. The Fast Track designation also allows for the possibility for rolling review of a BLA by the FDA, where the FDA may consider beginning to review portions of a marketing application before the full submission is complete, and also potential eligibility if certain criteria are met for accelerated approval.

Regenerative Medicine Advanced Therapy Designation

RMAT designation is granted for regenerative medicine drugs and allows for increased access to FDA during development. The FDA granted RMAT designation for lifileucel for the treatment of patients with metastatic melanoma in 2018, based on data provided to the agency from our C-144-01 trial. Under this designation, surrogate endpoints can be used to support approval, accelerated approval may be granted, and a rolling review of a BLA may be permitted by FDA.

Breakthrough Therapy Designation

Under a BTD, the FDA may take actions that help expedite the development and review of a product candidate application, including seeking to provide timely advice and interactive communications to the sponsor with intensive guidance during development, to help the sponsor design and conduct a more efficient development program. The FDA granted BTD for lifileucel for the treatment metastatic cervical cancer in 2019, based on data provided to the agency from our C-145-04 clinical trial. Product candidates with BTD may be suitable for alternative clinical trial designs, which may result in smaller or more efficient clinical trials. BTD also allows the sponsor to submit portions of the BLA for rolling review. In addition, BTD status allows for the potential priority review at the time of BLA submission if supported by clinical data. The BTD is supported by preliminary clinical evidence, and the FDA may rescind a BTD if a product candidate no longer meets the qualifying criteria.

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

Patent Term Extension

If approved, biologics may also be eligible for periods of U.S. patent term extension. If granted, patent term extension restores the patent life of a single unexpired patent that has not previously been extended, for a maximum of five years. The total patent life of the product with the extension also cannot exceed fourteen years from the product’s approval date. Subject to the prior limitations, the period of the extension is calculated by adding half of the time from the effective date of an IND to the initial submission of a marketing application, and all the time between the submission of the marketing application and its approval. This period may also be reduced by any time that the applicant did not act with due diligence. Whether any of our product candidates will be eligible for patent term extension is currently unknown. Even if any of our product candidates are found to be eligible for patent term protection, the applicable authorities may subsequently determine that we are not eligible for such restoration periods.

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

Other Healthcare Laws and Compliance Requirements

Our business activities, including but not limited to, research, sales, promotion, marketing, distribution, medical education, sponsorships, relationships with prescribers and other referral sources are subject to regulation by numerous federal, state, and local regulatory and law enforcement authorities in the U.S., and in addition to the FDA, these authorities may include the Federal Trade Commission, or the FTC; the Department of Justice; various divisions of the U.S. Department of Health and Human Services, or HHS, including the Centers for Medicare & Medicaid Services, or CMS, the Office of the Inspector General, or OIG, and the Health Resources and Services Administration, or HRSA; and state and local governments. These activities, including our promotional and scientific/educational programs, must comply with laws and regulations such as the federal Anti-Kickback Statute, or AKS; the civil monetary penalties statute, or the CMP Law; the Foreign Corrupt Practices Act, or the FCPA; the False Claims Act, or the FCA; the Veterans Health Care Act, or the VHCA; physician payment transparency laws; privacy and security laws; and other federal, state, and local laws similar to the foregoing. Our business activities must comply with numerous healthcare laws, including but not limited to, anti-kickback and false claims laws and regulations as well as data privacy and security laws and regulations, which are described below.

The federal AKS prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, furnishing, ordering, or arranging for or recommending the purchase, lease, furnishing, or order of any item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs, in whole or in part. The AKS has been interpreted broadly to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. The term “remuneration” has been interpreted broadly to include anything of value, including kickbacks, bribes, or rebates, gifts, discounts, waivers of payment, ownership interest, and providing anything at less than its fair market value. Additionally, the intent standard under the AKS provides that a person or entity need not have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal civil FCA. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution or other regulatory sanctions. The exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing, or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the AKS. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all such arrangement’s facts and circumstances. Our practices may not in all cases meet all the criteria for protection under a statutory exception or regulatory safe harbor. The exceptions and safe harbors are subject to change through legislative and regulatory action, are also subject to changes in interpretation and application by government agencies and courts, and we may decide to adjust our business practices from time to time.

The CMP Law establishes substantial monetary penalties that may be assessed against any person or entity, such as a pharmaceutical manufacturer, that engages in activities including, among others: (1) knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; (2) arranging for or contracting with an individual or entity that is excluded from participation in federal healthcare programs to provide items or services reimbursable by a federal healthcare program; (3) violations of the AKS; or (4) failing to report and return a known overpayment.

The FCA prohibits any person or entity from, among other things, knowingly presenting or causing to be presented false or fraudulent claims for payment to, or approval by the government, knowingly making, using, or causing to be made or used a false statement or record material to a claim to the government, or avoiding, decreasing, or concealing an obligation to pay money to the government. A claim includes “any request or demand” for money or property presented directly or indirectly to the government. The civil FCA has been or might be used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price and Average Manufacturer Price, improper promotion of uses not expressly approved by the FDA in a drug’s label, false statements associated with government grants, and allegations of misrepresentations with respect to services rendered, as well as claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. FCA claims might be based on noncompliance with regulatory requirements under an implied certification theory if material to the government’s decision to buy or pay for a drug. Intent to deceive is not required to establish liability under the civil FCA. Civil FCA liability may also be imposed for Medicare or Medicaid overpayments caused by understated rebate amounts that are not refunded within 60 days of discovering the overpayment, even if the overpayment was not caused by a false or fraudulent act. Actions under the FCA may be brought by the government or by a private individual in the name of the government, called “qui tam” actions. If the government intervenes in a qui tam action and prevails in the lawsuit, the qui tam plaintiff will share in the proceeds from damages and fines or settlement funds. If the government declines to intervene, the qui tam plaintiff may pursue the case alone, subject to governmental review and certain approvals. Qui tam complaints are filed under seal, and the cases may progress for a number of years before a complaint is unsealed and a manufacturer becomes aware of its existence. FCA lawsuits against pharmaceutical companies have increased significantly in volume and breadth in recent years, leading to several substantial civil and criminal settlements, focusing on activities such as certain sales practices and promoting off-label drug uses. Violations of the FCA can result in significant monetary penalties and treble damages. The government may further prosecute conduct under the criminal FCA, which prohibits the making or presenting of a claim to the government knowing the claim to be false, fictitious, or fraudulent. Unlike the civil FCA, conviction requires proof of intent to submit a false claim. In addition, federal AKS violations (which may be alleged based on certain marketing practices, including allegations of off-label promotion) might implicate the FCA.

The compliance and enforcement landscape, and related risk, is informed by government regulatory, enforcement, and other activities, such as litigation and settlement precedent, advisory opinions, and special fraud alerts. Our approach to compliance may evolve over time in light of these types of developments.

Additionally, the FCPA, and similar worldwide anti-bribery laws, generally prohibit companies and their intermediaries from making, offering, or authorizing improper payments or other items of value, directly or indirectly, to foreign officials, political parties, or candidates for the purpose of obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Activities that violate the FCPA, even if they occur wholly outside the U.S., can result in criminal and civil fines, imprisonment, disgorgement, oversight, and debarment from securing government contracts. We cannot assure you that our internal control policies and procedures will protect us from reckless or negligent acts committed by our employees, future distributors, partners, collaborators, or agents. Violations of these laws, or allegations of such violations, could result in fines, penalties or prosecution and have a negative impact on our business, results of operations and reputation.

Payment or reimbursement of prescription drugs by Medicaid or Medicare requires manufacturers of the drugs to submit pricing information to CMS. The Medicaid Drug Rebate statute requires manufacturers to calculate and report price points, which are used to determine Medicaid rebate payments shared between the states and the federal government and Medicaid payment rates for drugs. For drugs paid under Medicare Part B, manufacturers must also calculate and report their Average Sales Price, or ASP, which is used to determine the Medicare Part B payment rate for the drug. Drugs that are approved under a BLA or a New Drug Application, or NDA, including 505(b)(2) drugs, are subject to an additional inflation penalty which can substantially increase rebate payments. In addition, for BLA and NDA drugs, the VHCA requires manufacturers to calculate and report to the Veterans Administration, or VA, a different price called the Non-Federal Average Manufacturing Price, which is used to determine the maximum price that can be charged to certain federal agencies, referred to as the Federal Ceiling Price, or FCP. Like the Medicaid rebate amount, the FCP includes an inflation penalty. A Department of Defense regulation requires manufacturers to provide this discount through prescription rebates on drugs dispensed by retail pharmacies when paid by the TRICARE Program. These price reporting requirements create a risk of submitting false information to the government and potential FCA liability.

The VHCA also requires manufacturers of covered drugs participating in the Medicaid program to enter into Federal Supply Schedule contracts with the VA through which their covered drugs must be sold to certain federal agencies at FCP and to report pricing information. This necessitates compliance with applicable federal procurement laws and regulations and subjects us to contractual remedies as well as administrative, civil, and criminal sanctions. In addition, the VHCA requires manufacturers participating in Medicaid to agree to provide different mandatory discounts to certain Public Health Service grantees and other safety net hospitals and clinics under the 340B Drug Pricing Program and report the ceiling price to HRSA within HHS. Manufacturers can be audited by HRSA and be subjected to civil monetary penalties for knowingly and intentionally overcharging covered entities for drugs.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil penalties and prohibits, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of whether the payor is public or private, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense, and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters. A person or entity does not need to have actual knowledge of the statute, or the specific intent to violate it, to have committed a violation.

We may also be subject to data privacy and security laws and regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, and their respective implementing regulations, including as such regulations were amended by the final omnibus rule published on January 25, 2013, and subsequent rulemaking, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information held by “covered entities” and their “business associates.” While we would not be a covered entity under HIPAA, it is possible that we may enter into a service or business arrangement that would cause us to serve as a business associates, defined as a person or entity that performs certain functions or activities that involve the use or disclosure of protected health information in connection with providing a service for or on behalf of, or provide services to, a covered entity. The HITECH Act also increased the civil and criminal penalties that may be imposed against covered entities, business associates, and possibly other persons and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, other federal and state laws may govern the privacy and security of health and other information in certain circumstances and may differ from each other in significant ways and may not have the same effect. The Department of Health and Human Services Office of Civil Rights, or the OCR, state attorneys general, and other regulators have increased their focus on compliance and enforcement.

Even for entities that are not deemed “covered entities” or “business associates” under HIPAA, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 USC § 45(a). The FTC expects a company's data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC's guidance for appropriately securing consumers' personal information is similar to what is required by the HIPAA Security Rule under the 340B Drug Pricing Program and report the ceiling price to HRSA within HHS. Manufacturers can be audited by HRSA and be subjected to civil monetary penalties for knowingly and intentionally overcharging covered entities for drugs.

In addition to the laws discussed above, we may see more stringent state and federal privacy legislation in coming years, as a continued increase in cyber-attacks have heightened attention to data privacy and security in the U.S. and other jurisdictions. We cannot predict where new legislation might arise, the scope of such legislation, or the potential impact to our business and operations.

Payments made to physicians, other HCPs, their family members, and other financial interests, have been the subject of a range of federal and state laws. The federal physician payment transparency requirements, sometimes referred to as the Physician Payments Sunshine Act, or the Sunshine Act, was created under the Patient Protection and Affordable Care Act, or the ACA, and implemented as the Open Payments Program. The Sunshine Act, among other things, imposes reporting requirements on drug manufacturers and certain others for payments or other transfers of value made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians, other HCPs, and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an additional aggregate of $1 million per year for “knowing failures,” for all payments, transfers of value, or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission. The Sunshine Act requires applicable manufacturers to track payments and transfers of value to physicians, physician assistants, nurse practitioners, and other mid-level HCPs. Additionally, certain states also mandate implementation of commercial compliance programs, impose restrictions on drug manufacturer marketing practices, and/or require the tracking and reporting of gifts, compensation, and other remuneration to physicians and other HCPs.

Analogous state laws and regulations, such as state anti-kickback and false claims laws, and other state laws addressing the pharmaceutical and healthcare industries, which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and in some cases, may apply regardless of payor, i.e., even if reimbursement is not available. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines, known as the Pharmaceutical Research and Manufacturers of America Code, and the relevant compliance program guidance promulgated by the federal government in addition to requiring drug manufacturers to report pricing and marketing information, including, among other things, information related to gifts, payments, or other remuneration to physicians and other HCPs or marketing expenditures, state and local laws that require the registration of pharmaceutical sales representatives, and state laws governing the privacy and security of health information and the use of prescriber-identifiable data in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020, and was subsequently amended and expanded by the California Privacy Rights Act, or CPRA, taking full effect as of January 1, 2023, including the CPRA’s expansion of the “Right to Know” that impacts personal information collected on or after January 1, 2022. The CCPA and CPRA, among other things, create new data privacy obligations for covered companies and provide new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Additional modifications may continue to be made to the CCPA and CPRA by the California legislature and their interpretation by regulators may continue to evolve. Since the passage of the CCPA, certain other states have passed similar laws that may also have similar impacts on our data processing practices and incurred costs. Some of these state laws or amendments to these laws are continuing to take effect, and we cannot predict if states will subsequently amend those laws, if other states will pass similar laws, or the costs and expenses that we will incur to comply with such laws. Therefore, the effects of these state data protection laws are significant and will likely require us to modify our data processing practices and may cause us to incur substantial costs and expenses to comply.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under such laws, it is possible that certain business activities could be subject to challenge under one or more of such laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions among pharmaceutical companies, HCPs, and patients, which has led to a number of investigations, prosecutions, convictions, and settlements in the healthcare industry. Ensuring that business arrangements with third parties comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert management's attention from the business, even if investigators ultimately find that no violation has occurred.

If our operations are found to be in violation of any of such health regulatory laws or regulations described above or any other governmental laws or regulations that apply to us, we may be subject to penalties or other enforcement actions, including, without limitation, civil, administrative, and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs, individual imprisonment, injunctions, private qui tam actions brought by individual whistleblowers in the name of the government, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results.

To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to HCPs.

Coverage and Reimbursement

Sales of pharmaceutical products depend significantly on the availability and adequacy of coverage and reimbursement by third-party payors such as Medicare, Medicaid, and other government programs at the federal and state level, managed care entities, private health insurers, and pharmacy benefit managers, or PBMs. Third-party payors decide the extent to which they will cover or reimburse for drugs on behalf of their beneficiaries and members and might not provide any coverage or reimbursement for a drug. Third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services.

Reimbursement for newly approved healthcare products present significant uncertainty and may require expensive clinical trials to demonstrate the comparative cost-effectiveness of our products, and our products and product candidates might not be considered cost-effective. Seeking coverage and reimbursement from third-party payors can be time consuming and expensive. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved, especially for products and product candidates such as ours, which are used in the inpatient setting, usually resulting in no separate reimbursement for pharmaceuticals. Additional pressures on pricing as a result of other, peripheral policies may impact reimbursement across both government and private payors. Non-health specific policies may impart downstream impacts on private insurance reimbursement decision-making. In consideration of these numerous factors, reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

In the case of government health care programs, coverage and reimbursement may vary from program to program, including Medicare, Medicaid, and Tricare. Medicare is a federally funded program managed by CMS through local contractors that administer coverage and reimbursement for certain healthcare items and services for people over 65 years of age or older and certain people with disabilities, even if under age 65. Medicaid is a jointly federally and state funded insurance program managed by the applicable state for certain categories of individuals that may vary from state to state, including low-income people, families and children, pregnant people, and people with certain disabilities. Coverage for prescription drugs under these programs is subject to and limited by strict rules and conditions, including price controls. In the U.S., private health insurers and other third-party payors may base their reimbursement for prescription drugs based on the level at which government healthcare programs provide reimbursement for such drugs. These restrictions and limitations influence the purchase of drugs. In addition, government programs like Medicaid include substantial penalties for increasing commercial prices over the rate of inflation, which can affect realization and return on investment.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D plan sponsors are not required to pay for all covered Part D drugs, and each Part D plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. Despite this flexibility, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class and with some exceptions for certain classes of drugs. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for drugs for which we obtain marketing approval. Any negotiated prices for any of our products covered by a Part D prescription drug plan may be lower than the prices we might obtain from other payers.

A manufacturer must participate in a federal program known as the 340B drug pricing program by entering into various programs for federal funds to be available to pay for the manufacturer’s drugs under Medicaid. The 340B program requires a participating manufacturer to charge certain federally funded clinics and safety net hospitals no more than an established discounted price for its covered outpatient drugs, per a formula defined by statute to determine the discounted price, which is based on the AMP and the unit rebate amount as calculated under the Medicaid Drug Rebate Program, discussed further below. Manufacturers must report pricing information to CMS for HRSA on a quarterly basis. HRSA has also issued regulations relating to the calculation of the ceiling price as well as imposition of civil monetary penalties for each instance of knowingly and intentionally overcharging a 340B covered entity

The Inflation Reduction Act of 2022, or IRA, established substantial changes to the Medicare program with certain drug pricing reforms and a Medicare Part D benefit redesign. For example, the IRA includes measures intended to lower the cost of prescription drugs and related healthcare reforms, such as limits on price increases and subjecting an escalating number of drugs to annual price negotiations with CMS. Specifically, the IRA authorizes and directs HHS to set drug price caps for certain high-cost Medicare Part B and Part D qualified drugs, subject to an exclusion for certain orphan drugs, with negotiated pricing for limited drugs taking effect in 2026 with a second-year list being announced for 2027. The IRA authorizes HHS to penalize pharmaceutical manufacturers that increase the price of certain Medicare Part B and Part D drugs faster than the rate of inflation. Effective in 2025, the IRA also created significant changes to the Medicare Part D benefit design by capping Part D beneficiaries' annual out-of-pocket spending. The impact of the IRA on the broader pharmaceutical industry remains to be seen. Certain legal challenges from pharmaceutical manufacturers and others in the industry continue, including challenges to the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. We cannot predict whether the IRA, in whole or in part, will be overturned, repealed, replaced, or amended.

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

PBMs, rebates and pricing transparency are key areas of legislative and regulatory focus and there may be changes in the regulatory landscape that could have a significant impact on the pharmaceutical supply chain and drug pricing more generally, which could affect our business operations and prospects in unknown and material ways.

In addition, other legislative and regulatory changes have been proposed and adopted since the Affordable Care Act, or ACA, was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, which will remain in effect through 2032 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In 2017, CMS promulgated a rule reducing Medicare Part B reimbursement to hospitals for drugs purchased under the 340B program by 30%. Following an adverse U.S. Supreme Court decision, however, CMS subsequently modified its policies to restore certain payments owed to hospitals and to restore the reimbursement to the full, applicable rate going forward.

In recent years, there federal government, state governments, regulators, and third-party payors have implemented and continue to propose changes to control costs of healthcare, including pharmaceutical drugs.

Since the ACA was enacted, there have been amendments and additional laws and regulations, such as the IRA. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, which will remain in effect through 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. Current and future health care reform proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product reimbursement within state healthcare programs and payers, including price or patient reimbursement constraints, rebates and other price concessions, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and other purchasing approaches. Future laws may result in additional reductions in third-party payer reimbursement, which could have a material adverse effect on customers for our products and product candidates, if approved, and, accordingly, our financial operations.

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

Foreign Regulation

In addition to regulations in the U.S., we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products to the extent we choose to develop or sell any products outside of the U.S. The approval process varies from country to country, and the time may be longer or shorter than that required to obtain FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary greatly from country to country.

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

Employees and Human Capital Management

As of December 31, 2025, we had 975 employees, 775 of whom were engaged in research and development, and commercial manufacturing activities, and 200 of whom were engaged in general and administrative support activities. None of our employees are subject to a collective bargaining agreement. Our employees are highly skilled, and many hold advanced degrees. Most of our employees have experience with the development of cell therapies. We consider our relationship with our employees to be good. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, mentoring, and development programs that enable continued learning and growth, career opportunities, and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, Employee Stock Purchase Plan, a 401(k) plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among other benefits. We may take further actions, in compliance with all appropriate government regulations, that we determine to be in the best interest of our employees.

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

Risks Related to Our Business:

●	We have a history of operating losses; we expect to continue to incur losses, and we may never be profitable;
●	We may need additional financing to fund our operations and complete the development of our various product candidates and commercialization of our products, and if we are unable to obtain such financing, we may be unable to complete the development of our product candidates and commercialization of our products. Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates;
●	The manufacture of our products and product candidates is complex, and we may encounter difficulties in production, particularly with respect to process development, quality control, or scaling-up of our manufacturing capabilities. If we, or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure;

●	Cell-based therapies and biologics rely on the availability of biological raw materials (including live cells), chemicals and agents used for manufacturing, reagents, specialized equipment, and other specialty materials, which may not be available to us on acceptable terms or at all. For each of these, we rely or may rely on treatment sites, limited manufacturers, sole source vendors, or a limited number of vendors, which could impair our ability to manufacture and supply our products;
●	Because our current products represent, and our other potential product candidates will represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, the market acceptance, third-party reimbursement coverage, and the commercial potential of our product candidates;
●	No assurance can be given that the Gen 2 manufacturing process or other processes we have selected will be FDA-compliant or more efficient and will lower the cost to manufacture TIL products;
●	We face significant competition from other biotechnology and pharmaceutical companies and from non-profit institutions;
●	Our projections regarding the market opportunities for our products and product candidates may not be accurate, and the actual market for our products and product candidates may be smaller than we estimate;
●	We have limited commercial experience and may be unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our products and product candidates, if they are approved, and as a result, we may be unable to generate significant product awareness, and the lack of awareness may limit the revenues that we generate;
●	If our products or product candidates do not achieve broad market acceptance, the revenues that we generate from their sales will be limited;
●	Our products and product candidates may face competition sooner than anticipated;
●	As a condition of approval, the FDA and foreign regulatory authorities may require that we implement various post-marketing requirements and conduct post-marketing studies, any of which would require a substantial investment of time, effort, and money, and which may limit our commercial prospects;
●	We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth;
●	We may rely on third parties to perform many essential services for any products that we commercialize, including services related to distribution, government price reporting, customer service, accounts receivable management, cash collection, and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize our current or future products will be significantly impacted and we may be subject to regulatory sanctions;
●	We may be unable to successfully or sufficiently expand our manufacturing capacity to meet demand for our products and product candidates;
●	We depend on the success of our product candidates and cannot guarantee that these product candidates will successfully complete development, receive regulatory approval, or be successfully commercialized;
●	Development of a product candidate intended for use in combination with an already approved product may present more or different challenges than development of a product candidate for use as a single agent;
●	A Fast Track, breakthrough therapy, or regenerative medicines advanced therapy product designations, or other designation to facilitate product candidate development may not lead to faster development or a faster regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval;
●	While in the U.S. lifileucel has received orphan drug designation for melanoma stages IIB-IV and for cervical cancer patients with tumors greater than 2 cm, there is no guarantee that we will be able to maintain this designation, receive these designations for any of our other product candidates, or receive or maintain any corresponding benefits, including periods of exclusivity;
●	We may encounter substantial delays in our clinical trials, not be able to conduct our clinical trials on the timelines we expect, and be required to conduct additional clinical trials or modify current or future clinical trials based on feedback we receive from the FDA and foreign regulatory authorities;
●	It may take longer and cost more to complete our clinical trials than we project, or we may not be able to complete them at all;
●	Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which would prevent or delay regulatory approval and commercialization;
●	We are required to pay substantial royalties and lump sum benchmark payments under our license or acquisition agreements with the NIH, Novartis, Clinigen, and Cellectis, and we must meet certain milestones to maintain our license rights;

●	We rely on and collaborate with governmental, academic, and corporate partners or agencies to approve, improve, and develop TIL cell therapies for new indications for use in combination with other therapies and to evaluate new TIL manufacturing methods, the results of which, because the manufacturing processes are not within our control, may be incorrect or unreliable;
●	We have global operations, which expose us to additional risks, and any adverse event could have a material adverse effect on our results of operations and financial condition; and
●	We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, ongoing military conflicts, and inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflicts in Ukraine, the Middle East and other global conflicts, geopolitical tensions, or inflation.

Risks Related to Government Regulation:

●	We are subject to extensive regulation, which can be costly and time consuming and can subject us to unanticipated delays in obtaining regulatory approvals for our products and/or product candidates, and even after obtaining regulatory approval for some of our products and/or product candidates, those products and/or product candidates may still face regulatory difficulties;
●	The FDA and foreign regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates;
●	Political uncertainty may have an adverse impact on our operating performance and results of operations, and uncertainty surrounding the potential legal, regulatory, and policy changes by a new U.S. presidential administration may directly affect us and the global economy;
●	Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining or maintaining regulatory approval of our product candidates in other jurisdictions; and
●	Coverage and reimbursement may be limited or unavailable in certain market segments for our products or product candidates, which could make it difficult for us to sell our product candidates profitably.

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

We are a commercial-stage biopharmaceutical company pioneering a transformational approach to treating cancer by harnessing the human immune system’s ability to recognize and destroy diverse cancer cells using individualized therapies. Until the closing of the Proleukin® acquisition, or the Acquisition, in May 2023, we did not have products approved for commercial sale and have not generated significant revenue from operations. We began to generate revenue from the sale of Proleukin® after the Acquisition, and from the sale of Amtagvi® in the second quarter of 2024. However, Proleukin® revenues are dependent upon continued use in manufacturing and clinical settings by us and other cell therapy companies.

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

In the case of Amtagvi®, revenue is recognized upon infusion, while for Proleukin®, transfer of control occurs either upon shipment or upon receipt of the product after considering when the customer obtains legal title to the product. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring our products and is generally based on a list of fixed prices less allowances for chargebacks, product returns, rebates, and discounts. Our payment terms to customers range from 45 to 105 days; payment terms differ by customer and by product.

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

As of December 31, 2025, we had an accumulated deficit of $2.8 billion. In addition, during the year ended December 31, 2025, we incurred a net loss of $391.0 million. While we are executing the U.S. launch of our first internally developed product, Amtagvi®, we may not generate any meaningful product sales until later, and we expect to incur significant additional operating losses in the future as we expand our development and clinical trial activities in support of demonstrating the effectiveness of our product candidates.

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

We may need additional financing to fund our operations and complete the development of our various product candidates and commercialization of our products, and if we are unable to obtain such financing, we may be unable to complete the development of our product candidates and commercialization of our products. Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.

Our operations have consumed substantial amounts of cash since inception. From our inception to December 31, 2025, we have an accumulated deficit of $2.8 billion. In addition, our research and development and our operating costs have also been substantial and are expected to increase. As of December 31, 2025, we had $303.0 million in cash, cash equivalents, short-term investments, and restricted cash ($163.1 million of cash and cash equivalents, $133.9 million in short-term investments, and $6.0 million in restricted cash).

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

We will need to obtain additional financing to fund our future operations, including completing the development of our product candidates and commercialization of our products. Our future funding requirements will depend on many factors, including, but not limited to:

●	progress, timing, scope, and costs of our clinical trials, including the ability to timely initiate clinical sites, enroll subjects, and manufacture TIL for treatment for patients in our ongoing, planned, and potential future clinical trials;
●	time and cost necessary to obtain regulatory approvals that may be required by regulatory authorities to execute clinical trials or commercialize our product;
●	our ability to successfully commercialize our product candidates, if approved;
●	our ability to have clinical and commercial product successfully manufactured consistent with the FDA and foreign regulations, including those applicable in the EU;
●	amount of sales and other revenues from product candidates that we may commercialize, if any, including the selling prices for such potential products and the availability of adequate third-party coverage and reimbursement for patients;
●	sales and marketing costs associated with commercializing our products, if approved, including the cost and timing of building our marketing and sales capabilities;
●	cost of expanding, staffing, and validating our own manufacturing facility in the U.S.;
●	terms and timing of our current and any potential future collaborations, licensing, or other arrangements that we have established or may establish;
●	cash requirements of any future acquisitions or the development of other product candidates;
●	costs of operating as a public company;
●	time and cost necessary to respond to technological, regulatory, political, and market developments;
●	costs of filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights; and
●	costs associated with any potential business or product acquisitions (such as the acquisition of Proleukin®), strategic collaborations, licensing agreements, or other arrangements that we may establish.

Unless and until we can generate a sufficient amount of revenue, we may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances and marketing or distribution arrangements. For example, in August 2025, we entered into an Amended and Restated Open Market Sale Agreement, or the 2025 Sale Agreement, with Jefferies, which provides for the sale of up to $350.0 million of our common stock from time to time. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to undergo further reductions in our workforce or other corporate restructuring activities, or delay or reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. Our current license and collaboration agreements may also be terminated if we are unable to meet the payment obligations under those agreements. As a result, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

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

We may be unable to realize the expected benefits from restructuring activities, including workforce reductions, and our business might be adversely affected.

In August 2025, we announced a strategic restructuring plan with an associated reduction in workforce as a result of a review of current strategic priorities, resource allocation, and cost reduction intended to reduce operating costs, streamline operations, and extend our cash runway. The workforce reduction of approximately 19 percent was substantially complete by end of September 30, 2025. These types of restructuring and cost reduction activities are complex and may result in unintended consequences and costs, such as unforeseen delays in the implementation of our strategic initiatives, business and operational disruptions, decreased employee morale and retention, loss of institutional knowledge and expertise, and potential impacts on financial reporting. The reduction in our workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities, and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we do not successfully manage the impact of the restructuring plan or any other similar activities that we may undertake in the future, we may not achieve the expected cost savings and other expected benefits in the expected timeframe or at all, and our business, financial condition, and results of operations may be materially adversely affected.

Subject to various spending levels approved by our Board of Directors, our management will have broad discretion in the use of the net proceeds from our capital raises, including proceeds from sales pursuant to our “at-the-market” sale agreement with Jefferies LLC, and may not use them effectively.

Our management will have discretion in the application of the net proceeds from our capital raises, including proceeds from sales pursuant to the 2025 Sale Agreement with Jefferies, which provides for the sale of up to $350.0 million of our common stock from time to time, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from our capital raises are being used appropriately. You may not agree with our decisions, and our use of the proceeds from our capital raises may not yield any return to stockholders. Because of the number and variability of factors that will determine our use of the net proceeds from our capital raises, their ultimate use may vary substantially from their currently intended use. Our failure to apply the net proceeds of our capital raises effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. Stockholders will not have the opportunity to influence our decisions on how to use our net proceeds from our capital raises. Pending their use, we may invest the net proceeds from our capital raises in interest and non-interest-bearing cash accounts, short-term, investment-grade, interest-bearing instruments, and U.S. government securities. These temporary investments are not likely to yield a significant return.

The use of our net operating loss carryforwards and research tax credits may be limited.

Our net operating loss carryforwards and any future research and development tax credits may expire and not be used. As of December 31, 2025, we had U.S. federal net operating loss carryforwards of approximately $1.7 billion. Our net operating loss carryforwards arising in taxable years ending on or prior to December 31, 2017 will begin expiring in 2027 if we have not used them prior to that time. Net operating loss carryforwards arising in taxable years ending after December 31, 2017, are no longer subject to expiration under the Internal Revenue Code of 1986, as amended, or the Code. Additionally, our ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Sections 382 and 383 of the Code, respectively, if we have a cumulative change in ownership of more than 50% within a three-year period.

Prior to December 31, 2025, we experienced multiple ownership changes. As a result, the federal and state carryforwards associated with the net operating loss and credit deferred tax assets were reduced by the amount of tax attributes estimated to expire during their respective carryforward periods. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. Depending on our future tax position, limitation of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

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

In recent years, various tax legislations were signed into law. On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was signed into law, making significant changes to the Internal Revenue Code. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted in response to the COVID-19 pandemic. Certain provisions of the CARES Act amend or suspend certain provisions of the Tax Act. For example, the tax relief measures under the CARES Act for businesses include a five-year net operating loss carryback, suspension of annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. On June 15, 2020, Assembly Bill 85 was passed in California, which suspended the use of net operating losses and limited the use of credits for certain corporations. On July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA has enacted, among others, changes to eligibility requirements for premium tax credits, which is expected to result in less coverage in the ACA’s health insurance marketplace, or Marketplace, over the next few years. The ACA premium tax credits expired at the end of 2025, which is expected to result in an additional loss of coverage for approximately an estimated 24 million people currently that were previously enrolled in insurance plans obtained through the Marketplace. In addition, the OBBBA has made other changes to the enrollment and eligibility requirements for Medicaid, which is expected to result in the loss of coverage for certain individuals currently enrolled in Medicaid programs. We are currently assessing the impact of the OBBBA on our consolidated financial statements. There is uncertainty regarding future legislative and regulatory changes and policies related to matters such as taxation and importation, including tariffs, and any such proposed or enacted regulations, taxes, or tariffs by the current or a future U.S. administration, Congress, or taxing and importation authorities in other jurisdictions could adversely impact the global economy and materially affect our tax obligations, tariff obligations, and operating results.

In addition, U.S. federal, state, and local tax laws are extremely complex and subject to various interpretations. Although we believe that our tax estimates and positions are reasonable, including our decision to build the iCTC at the Navy Yard in Philadelphia in order to take advantage of the site’s designation as a Keystone Opportunity Zone, Keystone Opportunity Expansion Zone, or Keystone Opportunity Improvement Zone, or collectively a KOZ, which allows incentives for business development, as well as certain other financial incentives provided by the Commonwealth of Pennsylvania, the City of Philadelphia, and the Philadelphia Industrial Development Corporation, there can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. Further, challenges to the site's designation as a KOZ or broader challenges to Pennsylvania's KOZ program could result in the revocation of the site’s designation as a KOZ and the attendant tax advantages associated with such designation. If we are unsuccessful in such a challenge, or if the site’s status as a KOZ is revoked, the relevant tax authorities may assess additional taxes, which could result in adjustments to, or impact the timing or amount of, taxable income, deductions or other tax allocations, which may adversely affect our results of operations and financial position. In addition, given our current net loss and net loss carryforwards, we may not be able to realize the full benefit of these tax advantages before they expire.

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

Our products and product candidates are biologics and the process of manufacturing our products is complex, highly regulated, and subject to multiple risks. The manufacture of our products and product candidates involves complex processes, including harvesting tumor fragments from patients, isolating the T cells from the tumor fragments, multiplying the T cells to obtain the desired dose, and ultimately infusing the T cells back into a patient. The complexities of manufacturing cell therapy products require extensive collaboration with treatment centers including the provision of patient tumor tissue for manufacture. Manufacturing is dependent on many factors including quality of the patient tumor tissue, treatment center training, and unique factors specific to autologous cell therapy manufacturing that can jeopardize the product approval, launch, scale, and capacity. As a result of the complexities, the cost to manufacture biologics is generally higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and is more difficult to reproduce. Our manufacturing process will be susceptible to product loss or failure due to logistical issues associated with the collection of tumor fragments, or starting material, from the patient, shipping such material to the manufacturing site, shipping the final product back to the patient, and infusing the patient with the product, manufacturing issues associated with the differences in patient starting material, interruptions in the manufacturing process, contamination, equipment failure, assay failures, improper installation or operation of equipment, vendor or operator error, inconsistency in cell growth, meeting pre-specified release criteria, and variability in product characteristics. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If for any reason we lose a patient’s starting material, or later-developed product at any point in the process, or if any product does not meet the applicable specifications, the manufacturing process for that patient will need to be restarted, including resection of the proper amount of tumor fragment, and the resulting delay may adversely affect that patient’s outcome. If microbial, viral, environmental or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

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

Our current manufacturing strategy involves the use of CMOs in conjunction with our internal manufacturing capacity at the iCTC. Currently our products and product candidates are manufactured internally at the iCTC and previously externally by Minaris Advanced Therapies, Inc., or Minaris, and the H. Lee Moffitt Cancer Center, or Moffitt. Additionally, we partner with American Red Cross, or ARC, to operate our facility to produce feeder cells for TIL manufacturing. The process for manufacturing TIL is heavily reliant on the supply of biological raw materials and maintaining a GMP facility capable of supplying our manufacturing facilities with quality cells to make the final product. There are only a limited number of these types of facilities and sources for the materials needed by TIL cell therapy manufacturers. The iCTC is an aseptic manufacturing facility that operates clean rooms for the production of TIL cell therapies, which are subject to contamination, labor, occupational safety, regulatory, climate, and environmental risks that could interfere with production. Any problems or delays we or our CMOs experience in preparing for commercial scale manufacturing of a product, product candidate, or component thereof may result, in the case of product candidates, a delay in the approval thereof or, in the case of products, may impair our ability to manufacture commercial quantities or such quantities at an acceptable cost, which could result in the delay, prevention, or impairment of clinical development of our product candidates and commercialization of our products and could adversely affect our business. Furthermore, if we or our commercial manufacturers fail to deliver the required commercial quantities of our product candidates on a timely basis and at reasonable costs, we would likely be unable to meet demand for our products and we would lose potential revenues.

Moreover, while we are expanding our capabilities to enable more internal manufacturing, should we continue to use CMOs, we may not succeed in maintaining our relationships with CMOs or establishing relationships with additional or alternative CMOs. Our products and product candidates may compete with other products and product candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing for us and willing to do so. If our CMOs should cease manufacturing for us, we would experience delays in obtaining sufficient quantities of our product candidates for clinical trials and, if approved, commercial supply. Further, our CMOs may breach, terminate, or not renew these agreements. If we were to need to find alternative manufacturing facilities it would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. The commercial terms of any new arrangement could be less favorable than our existing arrangements and the expenses relating to the transfer of necessary technology and processes could be significant.

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

Cell based therapies may not be eligible for insurance coverage due to reluctance by third party payors to cover the costs associated with such therapies. Payors may deny coverage or offer inadequate levels of reimbursement for these therapies if they determine that the product has not received appropriate clearances from the FDA or other government regulators or if they deem the therapies to be investigational or experimental, not medically necessary, or otherwise inappropriate. Although we may apply for special government programs and prepare the market for product approval, there is no way to ensure that HCPs, insurance companies, or other third parties will reimburse our product at an expeditious rate. Even if we obtain insurance coverage for our product from payors, there is no guarantee that third party payors will provide adequate coverage or reimbursement. Coverage at treatment centers will require payment for the total cost of care, which includes the costs of not only our product but also the costs of surgery, conditioning chemotherapy, and other staffing and hospitalization needs. Furthermore, coverage policies and reimbursement rates are subject to change. With respect to any coverage or reimbursement that may be provided, payors may seek to impose restrictions on coverage, pricing, and reimbursement levels to contain these costs. In some cases, we do not have long-term agreements with insurance companies but negotiate single-case agreements on a case-by-case basis to obtain prior authorization, coverage, and reimbursement for a particular case. If coverage and reimbursement are not available or are inadequate, ATCs and clinics may decide not to recommend our product, and there may be a slow uptake or variable or limited access, if at all, to our therapies. Likewise, in the absence of a long-term agreement with an insurance company, there is no guarantee that an insurance company will enter into a single-case agreement with us or otherwise provide prior authorization for a particular case, in which case there may be no or inadequate coverage and reimbursement for our products. Seeking prior authorization and negotiating the single-case agreement may take anywhere from days to months to obtain, if at all, and may cause ATCs, clinics and patients to decline to use our products.

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

●develop safer, more convenient, or more effective immunotherapies and other therapeutic products;
●develop therapies that are less expensive or have better reimbursement from private or public payors;
●reach the market more rapidly, reducing the potential sales of our products; or
●establish superior proprietary positions.

Due to the promising clinical therapeutic effect of competitor therapies in clinical trials, we anticipate substantial direct competition from other organizations developing therapies in our commercial and pipeline target indications. In particular, we expect to compete with other new therapies for our lead indications developed by companies such as BioNtech, Bristol-Myers Squibb, Daiichi Sankyo, Eisai, Genmab, Immunocore, IO Biotech, Merck, Moderna, Pfizer, Regeneron Pharmaceuticals, and Replimune. We also may compete with other T cell therapies in development, including therapies based on genetically engineered T cell receptors rendered reactive against tumor-associated antigens prior to their administration, other genetically engineered TIL products, and TIL products designed to be reactive to specific neoantigens, by companies such as AbelZeta Pharma, Alaunos Therapeutics, Biosyngen, GRIT Biotechnology, Immatics, Immunocore, Intima Bioscience, KSQ Therapeutics, Marker Therapeutics, Obsidian Therapeutics, and others. To date, these technologies have been primarily applicable to hematologic malignancies, but their application in solid tumor indications may create competition with us. We may also face competition from companies offering immunotherapy treatments or from companies developing novel IL-2 treatments. Many of these companies and our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources, and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved, and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the U.S. and internationally. Our competitors may obtain regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in competitors establishing a strong market position before we are able to enter the market.

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

We have limited prior experience in the marketing, sale, and distribution of biopharmaceutical products, and there are significant risks involved in the building and managing of a commercial infrastructure. The establishment and development of commercial capabilities, including a comprehensive healthcare compliance program, to market any products we may develop will be expensive and time consuming and could delay any product launch, and we may not be able to successfully develop this capability. We, or our collaborators, will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, manage, and retain marketing, sales, and commercial support personnel. Although we have developed a commercial infrastructure, in the event we are unable to continue to develop a successful commercial infrastructure, we may not be able to commercialize our current or future product candidates, which would limit our ability to generate product revenues. Factors that may inhibit our efforts to commercialize our current or future products and product candidates and generate significant product revenues include:

●if a health epidemic or pandemic occurs it may negatively impact our ability to establish commercial operations, educate, and interact with healthcare professionals, and successfully launch our product on a timely basis;
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
●the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
●unforeseen costs and expenses associated with an independent sales and marketing organization or engaging a contract sales organization.

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

Moreover, in August 2025, management approved a strategic restructuring plan with an associated reduction in workforce of approximately 19 percent as a result of a review of current strategic priorities, resource allocation, and cost reduction intended to reduce operating costs, streamline operations and extend our cash runway. This reduction in our workforce may also make retention of our current personnel both more important and more challenging. The workforce reduction resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise, and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity of our business, we must continue to implement and improve our managerial, operational, and financial systems, manage our facilities and continue to recruit and retain qualified personnel.

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

We may be unable to successfully or sufficiently expand our manufacturing capacity to meet demand for our products and product candidates.

As noted above, we have limited experience in internal manufacturing of our adoptive cell therapy products and product candidates on a commercial scale, as do our partners. Currently our products and product candidates are manufactured internally at our iCTC facility and other third-party manufacturers. In January 2026, we ended manufacturing activities at Minaris and centralized manufacturing of Amtagvi® and our investigational TIL cell therapies at our iCTC facility. There can be no assurance that our efforts to centralize manufacturing at the iCTC facility will succeed. Scale-up of manufacturing may require additional validation studies, including capacity demonstration and/or comparability studies, each of which are subject to regulatory review, potential inspection, and approval. In addition, if the iCTC facility is unable to meet production requirements, we may need to identify and qualify new contract manufacturers, which could result in additional costs and delays in meeting demand for Amtagvi® and our product candidates. Any significant delay in our ability to meet demand could have a material adverse effect on our business, financial condition and results of operations.

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

We currently have two products approved for commercial sale. We have invested a significant portion of our efforts and financial resources in the development of our current product and/or product candidates and expect that we will continue to invest heavily in our current product candidates, as well as in any future product candidates we may develop. Our business depends on the successful development and commercialization of our product candidates. Our ability to generate revenues in the future is substantially dependent on our ability to develop, obtain regulatory approval for, and then successfully commercialize our product candidates. We currently generate no revenue from the sale of any products that are in development, and we may never be able to develop or commercialize these potential products.

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

Large-scale clinical trials require significant financial and management resources, and reliance on third-party clinical investigators, CROs, CMOs, or consultants. Relying on third-party clinical investigators, CROs, or CMOs may force us to encounter delays and challenges that are outside of our control. For example, we rely on third party CROs and clinical trial sites to conduct, supervise, and monitor our clinical trials for our product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, independent review organizations, and clinical investigators, to conduct our clinical trials. While we have agreements governing their activities, we have limited influence over their actual performance and control only certain aspects of their activities. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines could substantially harm our business because we may be delayed in completing or unable to complete the clinical trials required to support future approval of our product candidates, or we may not obtain marketing approval for or commercialize our product candidates in a timely manner or at all. Moreover, these agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that could delay our product development activities and adversely affect our business.

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

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any current or future clinical trials will be conducted as planned or completed on schedule, if at all, or that any of our product candidates will receive regulatory approval. We initiated clinical trials in patients with metastatic melanoma, cervical, head and neck, and non-small cell lung cancers, and in other indications in collaboration with third parties. We completed enrollment in the pivotal clinical trial for melanoma, C-144-01, and in June 2022, we announced that initial Cohort 4 data read by the independent review committee, or IRC, met the primary endpoint in this clinical trial. In March 2023, we completed submission of our BLA to the FDA for the treatment of adult patients with metastatic melanoma for approval, and the FDA accepted the BLA in May 2023. We obtained BLA approval on February 16, 2024. We plan to initiate clinical trials in new indications and new cohorts in existing clinical trials. For example, we plan to commence a registrational trial in previously treated advanced undifferentiated pleomorphic sarcoma, or UPS, and dedifferentiated liposarcoma, or DDLPS, in the second quarter of 2026. Even as these clinical trials progress, issues may arise that could require us to suspend or terminate such clinical trials or could cause the results of one cohort to differ from a prior cohort. For example, we may experience slower than anticipated enrollment in our additional pivotal clinical trials, which may consequently delay BLA submissions to the FDA or permit competitors to obtain approvals that may alter our BLA filing strategy. Additionally, temporary or permanent clinical holds could be placed on our clinical trials for a variety of reasons. For instance, on December 22, 2023, the FDA placed a clinical hold on the IOV-LUN-202 trial in response to a reported Grade 5 (fatal) serious adverse event potentially related to the non-myeloablative lymphodepletion pre-conditioning regimen, and we paused enrollment and the lifileucel treatment regimen for new patients in IOV-LUN-202 during the clinical hold. On March 4, 2024, the FDA lifted the partial clinical hold on the IOV-LUN-202 trial, permitting us to resume patient enrollment. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely initiation or completion of clinical development, or product approval include:

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

We are currently conducting multiple company-sponsored clinical trials to assess the overall safety and efficacy of Iovance TIL monotherapy and TIL combinations in patients with solid tumor cancers. However, we may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. Our ability to enroll or treat patients in our other studies, or the duration or costs of those studies, could be affected by multiple factors, including, preliminary clinical results, which may include efficacy and safety results from our ongoing Phase 2 studies, but may not be reflected in the final analyses of these clinical trials.

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

Iovance TIL cell therapies are manufactured for commercial use and clinical trials internally at the iCTC. If we fail to commence or complete, or experiences delays in, manufacturing our products and product candidates, our planned clinical trials will be delayed, which will adversely affect our stock price and our ability to conduct our business as currently planned.

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

The iCTC currently supplies the majority of commercial Amtagvi® and clinical lifileucel with additional capacity previously supplemented by a CMO, and certain clinical trials for our next-generation investigational TIL cell therapies are supported by CMOs. Third party manufacturers may not be able to meet our needs with respect to timing, quantity, or quality. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical testing and/or commercialization efforts may be delayed, thereby delaying the submission of products for regulatory approval or the market introduction and subsequent sales of our products and product candidates. Any such delay may lower our revenues and potential profitability.

In addition, in order to supplement our own efforts to improve TIL manufacturing and develop TIL cell therapies in new indications in clinical trials, we currently work and collaborate with government and academic research institutions, medical institutions, and corporate partners such as the NCI, Moffitt, Memorial Sloan Kettering Cancer Center, or MSKCC, Cellectis, and Novartis. For example, in February 2026, we announced positive initial data from a pilot clinical trial led by MSKCC and supported by us of lifileucel in patients with advanced UPS or DDLPS who were refractory to at least one prior line of systemic therapy. We also intend to continue to enter into additional third-party collaborative agreements in the future. However, we may not be able to successfully negotiate any additional collaborative arrangements. If established, these relationships may not be scientifically or commercially successful, or may be unable to enroll patients, which has occurred in one of our prior collaborations. The success of these and future collaborations and joint development arrangements may be subject to numerous risks and uncertainties, including the inability or unwillingness of our partners to perform in the manner, or to the extent anticipated, may also be subject to disagreements regarding the rights, interests, and performance of the counterparties under our licenses and development agreements. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercialization of the applicable product and/or product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority under the collaboration agreement.

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

In addition to our own research and process development efforts, we seek to collaborate with government, academic research institutions and corporate partners to improve TIL manufacturing and to develop TIL cell therapies for new indications. We continue to collaborate with the NCI, NIH, Moffitt, MDACC, and others to evaluate new solid tumor, including soft tissue sarcomas, and hematologic indications for TIL cell therapy in clinical trials and preclinical studies, as well as, in some cases, new TIL manufacturing approaches. The results of these collaborations may be used to support our filing with the FDA of INDs to conduct more advanced clinical trials of our product candidates, or to otherwise analyze or make predictions or decisions with respect to our current or future product candidates. However, because the majority of our collaborations are conducted at outside laboratories and we do not have complete control over how the studies are conducted or reported or over the manufacturing methods used to manufacture TIL product, the results of such studies, which we may use as the basis for our conclusions, projections or decisions with respect to our current or future products and product candidates, may be incorrect or unreliable, or may have a negative impact on us if the results of such studies are imputed to our products or proposed indications, even if such imputation is improper. For example, we have entered into collaborations with academic partners to perform clinical trials using TIL products that differ from our products, but the results of these clinical trials, if negative, may adversely impact our stock price and our development plans for our products. Additionally, we may use third party data to analyze, reach conclusions or make predictions or decisions with respect to our product candidates that may be incomplete, inaccurate or otherwise unreliable. There may also be delays or other limitations on our activities as a result of the inability of these entities to expedite our priorities in the product, facility, or regulatory approval process.

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

We, directly or through our third-party service providers, may adopt, use or incorporate artificial intelligence, or AI, technology and capabilities into the information technology systems or software that we use in our business and operations. Defects in such AI technology or related security breaches, loss of data and other disruptions as well as changes in implementation standards and enforcement practices under a rapidly evolving regulatory framework for AI technology may adversely affect our business and operations and potentially expose us to increasing liability.

We, directly or through our third-party service providers, may adopt, use or incorporate AI technology and capabilities into information technology systems or software to help us operate our business more efficiently than existing industry tools. The regulatory framework for AI technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. In addition, existing laws and regulations may be interpreted in ways that would affect the use of AI in our business. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of such requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.

While there is currently no comprehensive federal legislation in the U.S. that regulates the development or use of AI, several governmental agencies in the U.S. and non-U.S. jurisdictions have proposed or enacted laws regulating AI technologies by setting out principles intended to guide AI design and deployment for the public and private sectors and signaling the increase in government involvement and regulation over AI technologies. The significant increase in companies that have incorporated the use of AI in their businesses has also increased the SEC’s focus on AI-washing as a key enforcement priority. In May 2024, the European Union legislators approved the EU Artificial Intelligence Act, or the EU AI Act, which establishes a comprehensive, risk-based governance framework for AI in the EU market. The majority of the substantive requirements of the EU AI Act are not enforceable yet and are expected to apply from August 2, 2026. In July 2025, the EU published a voluntary AI Code of Practice, which is intended to guide developers of AI systems in complying with the EU AI Act and avoid potential penalties. The EU AI Act, and developing interpretation and application of the GDPR in respect of automated decision making, together with developing guidance and/or decisions in the impact of AI technology on data privacy, may affect our use of AI technologies and our ability to provide, improve or commercialize our business, require additional compliance measures and changes to our operations and processes, and result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

Further, interpretation and implementation of intellectual property protection in the field of AI are rapidly evolving and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI and relevant system inputs and outputs. If we fail to obtain protection for intellectual property rights for any of our intellectual property that may incorporate or be developed using AI technologies, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products that could adversely affect our business, reputation and financial condition. Further, other parties may have, or in the future may obtain, patents or other proprietary rights that would prevent, limit or interfere with our ability to use any AI technologies that we may develop or us in our business.

It is possible that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI technologies for our business, or require us to change the way we use AI technologies in a manner that negatively affects the performance of our system and business and the way in which we use AI technologies. We may need to expend resources to adjust our system in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses. Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could materially and adversely affect our business, financial condition, results of operations, and prospects.

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

Quarantines, shelter-in-place, and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to pandemics or the spread of other infectious diseases could impact personnel at third-party manufacturing facilities in the U.S. and other countries, or the availability or cost of materials, which would disrupt our supply chain. In addition, our clinical trials may be affected by health epidemics and pandemics. Clinical site initiation, patient enrollment and patient monitoring may be delayed due to prioritization of hospital resources toward health epidemics and pandemics. Some sites may no longer be available to see patients for clinical trials. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Patients may also miss follow-up visits after receiving our therapies during our clinical trials, which may or may not be rectified by future patient visits and which may result in the exclusion of data from such patients from the clinical trial data. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as HCPs, may have heightened exposure to viruses that cause pandemics and epidemics, and such exposure may adversely impact our clinical trial operations. Health epidemics, may also affect our ability to recruit treatment-naïve patients into our clinical trials, because those patients may be more likely to seek standard of care therapies available at local treatment centers rather than enroll in a clinical trial at a larger hospital.

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

The GDPR also imposes strict rules on the transfer of personal data out of the EU to the U.S., provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries. The implementation of the GDPR has increased our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may in the future be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. In addition, new regulations or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. If we fail to comply with the data protection laws in any EU member country or other jurisdiction, the data protection authority of such country or other jurisdiction may, in addition to fines, impose sanctions on us, which may include a prohibition that prevents us from transferring and/or processing personal data of data subjects from such country or other jurisdiction for a duration determined by the sanctioning authority. Our inability to transfer and/or process personal data of data subjects could preclude us from conducting clinical trials of our products in the EU member country or other jurisdiction for the duration of the sanction. Our inability to conduct clinical trials in the EU member country or other jurisdiction for the duration of the sanction may delay and increase the cost of development of our products, with a material adverse effect on our business. In this regard, we expect that there will continue to be new proposed laws, regulations, and industry standards relating to privacy and data protection in the U.S., the EU, and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

Our failure to comply with state and/or national data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns, and some state privacy laws apply more broadly than the HIPPA (as amended by the HITECH Act), or HIPAA, and associated regulations. For example, the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020, and as amended and expanded by the California Privacy Rights Act, or CPRA, which went into effect on January 1, 2023, among other things, create new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. They also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach.

Although the California law includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law, it may regulate or impact our processing of personal information depending on the context. Additional modifications may continue to be made to the CPRA by the California legislature and their interpretation by regulators may continue to evolve. Other states have begun to pass similar data protection laws, which may be amended from time to time. Therefore, the effects of these state data protection laws are significant and will likely require us to modify our data processing practices and may cause us to incur substantial costs and expenses to comply.

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

Depending on the size and nature of future strategic acquisitions, we may acquire assets or businesses that require us to raise additional capital or to operate or manage businesses in which we have limited experience. Making larger acquisitions that require us to raise additional capital to fund the acquisition will expose us to the risks associated with capital raising activities. Acquiring and thereafter operating larger new businesses will also increase our management, operating and reporting costs and burdens. In addition, if we undertake acquisitions, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expenses. Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business. In addition, even if we are able to pursue certain strategic acquisition opportunities, we cannot guarantee that such acquisitions may completed in a timely manner, if at all, or that all conditions necessary to consummate such transactions will be satisfied, including the receipt of all required regulatory approvals.

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

In addition, there may be changes to our business if there is instability, disruption, or destruction in a significant geographic region, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake, storm, or disease. Events like these, such as the ongoing war between Russia and Ukraine, rising conflict in the Middle East and other global conflicts, could result in material adverse effects on macroeconomic conditions, currency exchange rates and financial markets, and may adversely affect our business, results of operations, and financial condition.

Furthermore, changes in regulations and policies by the new U.S. administration, including increases in tariffs, and the resulting political and economic uncertainty in the U.S. may also impact our operations as well as the financial markets and the global economy.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, ongoing military conflicts, and inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflicts in Ukraine, the Middle East and other global conflicts, geopolitical tensions, or inflation.

Our results of operations could be adversely affected by general conditions in the global economy, the global financial markets and global political conditions. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflicts in Ukraine, the Middle East and other global conflicts, terrorism or other geopolitical events, political tensions between the U.S. and China, or inflation. For example, the BIOSECURE Act was signed into law in December 2025 as part of the Fiscal Year 2026 National Defense Authorization Act. The BIOSECURE Act restricts U.S. government agencies from purchasing or obtaining certain biotechnology equipment or services from “biotechnology companies of concern,” or BCCs; entering, extending or renewing a contract with any entity using biotechnology equipment or services provided by a BCC to perform a government contract; or granting government funds or loans for such biotechnology equipment or services provided by the BCC. The BIOSECURE Act may have significant implications for U.S. companies with government contracts that obtain biotechnology equipment or services from a BCC, including contracts with the Department of Veterans Affairs, and any related impact on reimbursement under Medicaid or Medicare Part B. Sanctions imposed by the U.S. and other countries in response to such conflicts and political tensions may also adversely impact our business, the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability, and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Although our business has not been materially impacted by the ongoing military conflicts in Ukraine or the Middle East, geopolitical tensions, tariffs, or inflation to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the conflicts in Ukraine, the Middle East and other global conflicts, geopolitical tensions, inflation, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

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

Our products, potential products, and cell processing and manufacturing activities are subject to comprehensive regulation by the FDA in the U.S. and by comparable authorities in other countries. The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive and often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. In addition, regulatory agencies may lack experience with our technologies and products, or may experience changes in review personnel which may alter the FDA’s advice with respect to our strategy and submissions, which in turn, may lengthen the regulatory review process, increase our development costs and delay or prevent their commercialization.

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

A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. Our BLA submissions and expected timelines for our product candidates are based on our interpretation of communications received from the FDA to date regarding each product candidate and are subject to revision if additional communications are received from the FDA. As such, we may experience delays with FDA approval of BLAs for our product candidates.

We are conducting registrational trials for advanced NSCLC and frontline advanced melanoma cancer with our lifileucel product candidate, and we plan to commence a registrational trial in previously treated advanced UPS and DDLPS in the second quarter of 2026. The ongoing trials, which we refer to as IOV-LUN-202 Cohorts 1 and 2 in the case of advanced NSCLC and TILVANCE-301 in the case of advanced melanoma, are currently underway and have been the subject of formal FDA meetings and communications. For instance, on December 22, 2023, the FDA placed a clinical hold on the IOV-LUN-202 trial in response to a reported Grade 5 (fatal) serious adverse event potentially related to the non-myeloablative lymphodepletion, or NMA-LD, pre-conditioning regimen, and we paused enrollment and the lifileucel treatment regimen for new patients in IOV-LUN-202 during the clinical hold. On March 4, 2024, the FDA lifted the partial clinical hold on the IOV-LUN-202 trial, permitting us to resume patient enrollment using a reduced NMA-LD regimen. Our current beliefs regarding the registration pathway for lifileucel in these indications are based on our interpretation of communications with the FDA to date and our efforts to address such communications, which may be incorrect. Our statements that the clinical trial may support a BLA submission also assume that our as-adjusted clinical trial has addressed the additional requests and feedback by the FDA. Further, enrollment in these clinical trials may need to be further adjusted based on future feedback from the FDA, changes in the competitive environment, or other regulatory agency input. Protocol revisions may have an adverse effect on the results reported to date. Changes to implement an independent review committee and assay validation and implementation, and the data within these clinical trials may not ultimately be supportive of product approval, all of which could result in significant delays to our currently anticipated timeline for development and approval of the lifileucel product candidate or prevent their approval.

A BLA must also include significant information regarding the chemistry, manufacturing and controls for the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of cell therapies for cancer. As previously disclosed, Iovance began a confirmatory Phase 3 clinical trial, TILVANCE-301, of lifileucel in combination with pembrolizumab in frontline metastatic melanoma in late 2022. The FDA previously granted Fast Track Designation for lifileucel in combination with pembrolizumab for the treatment of immune checkpoint inhibitor-naïve metastatic melanoma. However, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive, and lengthy, and approval may not be obtained.

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

The FDA’s review of our regulatory submissions may be delayed in the future due to reasons beyond our control (such as the reductions of staffing or other resources at the FDA. FDA operations are affected by various factors, such as shifting government priorities, budgets and funding levels, authorization and payment of user fees, the ability to hire and retain key personnel, as well as other statutory, regulatory, and policy changes impacting HHS, the FDA, or other HHS agencies. Specifically, in 2025, FDA faced a reduction in size, a prolonged federal government shutdown, as well as frequent administrative turnover and agency restructuring following the institution of the new administration, which have directly or indirectly impacted FDA’s ability to support research and development activities. If legislation, administrative action, or changes in policy prevent the FDA or other regulatory authorities from conducting routine inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to provide feedback on our clinical programs, meet with or engage in other informal interactions with us, and review and process our regulatory submissions (including our pending regulatory submissions) in a timely manner. These developments may also reduce the FDA’s capacity to engage in pre-approval or other meetings. In addition, any future government shutdown or a widespread freeze on federal funding could significantly impact the ability of the FDA to timely review and process our regulatory submissions or cause other agencies that support the FDA to slow their work. Any such factors could have a material adverse effect on our business.

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

Initiatives established by the current presidential administration have led to greater regulatory scrutiny around prescription drug promotion, in particular direct-to-consumer (DTC) advertising, coinciding with a presidential memorandum that directed FDA to intensify oversight and enforcement under existing authorities and to initiate rulemaking to eliminate the “adequate provision” loophole that allows safety information to be placed in separate formats or locations. While FDA continues to regulate advertising and promotion under the FDCA and implementing standards, there has been a significant increase in warning letters and untitled letters issued by the agency’s Office of Prescription Drug Promotion. Failure to comply with current or forthcoming FDA requirements may trigger enforcement by FDA, DOJ, or HHS Office of Inspector General (as well as state authorities), which may result in warning letters, civil and criminal penalties, agreements restricting promotional practices, and significant reputational harm.

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

As a biopharmaceutical company, we are subject to many federal and state healthcare laws, such laws may include the federal Anti-Kickback Statute, or the AKS, the federal civil and criminal False Claims Act, or the FCA, the civil monetary penalties statute, or the CMP Law, the Medicaid Drug Rebate statute and other price reporting requirements, the Veterans Health Care Act of 1992, or the VHCA, HIPAA, the Foreign Corrupt Practices Act of 1977, or FCPA, the ACA, and similar state laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid, or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse, disclosures, and patients’ rights are and will be applicable to our business. If we do not comply with all applicable laws, we may be subject to enforcement by both the federal government and the states in which we conduct our business as well as by other third parties, such as patients.

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

If we or our operations are found to be in violation of any federal or state healthcare law, or any other governmental regulations that apply to us, we may be subject to penalties, including civil, criminal, and administrative penalties, damages, fines, disgorgement, debarment from government contracts, refusal of orders under existing contracts, exclusion from participation in U.S. federal or state health care programs, corporate integrity agreements, and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results. If any of the physicians or other HCPs or entities with whom we expect to do business, including our collaborators, is found not to be in compliance with applicable laws, they may be subject to criminal, civil, or administrative sanctions, including but not limited to, exclusions from participation in government healthcare programs, which could also materially affect our business.

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

In the U.S., engaging in the impermissible promotion of our products, following approval, for off-label uses can also subject us to false claims and other litigation under federal and state statutes, including fraud and abuse and consumer protection laws, which can lead to civil and criminal penalties, damages, fines, and actions, agreements with governmental authorities that materially restrict the manner in which we promote or distribute therapeutic products and do business through, for example, corporate integrity agreements, suspension or exclusion from participation in federal and state healthcare programs, and debarment from government contracts and refusal of future orders under existing contracts. These false claims statutes include the federal civil FCA, which allows any individual to bring a lawsuit against a biopharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims or causing others to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government decides to intervene and prevails in the lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone. These FCA lawsuits against manufacturers of drugs and biologics have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, up to $3.0 billion, pertaining to certain sales practices and promoting off-label uses. In addition, FCA lawsuits may expose manufacturers to follow-on claims by private payors based on fraudulent marketing practices. This growth in litigation has increased the risk that a biopharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, as well as criminal and civil penalties, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid, or other federal and state healthcare programs. If we or our future collaborators do not lawfully promote our approved products, if any, we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Further, executive orders were signed to implement Most Favored Nation drug pricing policies designed to align certain prescription drug prices in the U.S. to lower prices available in other countries. Investigations are being conducted to examine price differentials and consider policy approaches for implementation, including through administrative action, and letters have been sent to pharmaceutical companies demanding further reduced prices more in line with Most Favored Nation pricing. If such Most Favored Nation policies are implemented, changes to drug pricing are expected to affect the profitability of pharmaceutical and biotech companies in the U.S. as well as in other countries, as a price referencing policy to the U.S. market could make it commercially unviable to commercialize a drug product in a price constrained market. The details of the proposed policies are unclear, and the final terms and impact remain uncertain and may pose long-term risks to our business and our future commercialization plans of our products and product candidates. In addition, the Fair Prescription Drug Prices for Americans Act was re-introduced in May 2025 and proposes to cap the retail list price of prescription drugs and biological products in the United States at the average retail list price for such product among certain countries. Although it is uncertain if these pricing proposals will take effect, reducing drug prices remains a bipartisan effort and, if made effective, could significantly impact coverage, pricing, and reimbursement for any approved product. These and other similar developments could significantly limit the degree of market acceptance of our products or any of our other product candidates that receive marketing authorization. We expect that healthcare reform measures that may be adopted in the future may result in increased manufactured financial liability and additional downward pressure on the price that we may receive for any of our product candidates, if approved. Any reduction in reimbursement from Medicare or other government health care programs may result in a similar reduction in payments from private payors.

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

In the EU, several pieces of legislation recently approved—or still in the process of being approved—will impact regulatory procedures applicable to medicinal products, including those based on genes, tissues, or cells, or Advanced Therapy Medicinal Products. These include, among others, the new Regulation (EU) 2024/1938 on standards of quality and safety for substances of human origin intended for human application and the new Regulation (EU) 2021/2282 on health technology assessment, which went into effect on January 12, 2025. Moreover, on April 10, 2024, the European Parliament adopted its position on the European Commission proposal to reform EU pharmaceutical legislation, consisting of a new directive replacing Directive 2001/83/EC and a new regulation replacing Regulation (EC) 726/2004. The Council of the EU and European parliament reached a provisional agreement in December 2025, which if approved by the council and parliament through the EU ordinary legislative procedure, will represent the most significant review of EU pharmaceutical legislation since 2004. The changes proposed are far reaching, including a change in the period of standard regulatory exclusivity, a package of incentives aimed at addressing unmet medical needs, and an extension of the so-called Bolar exemption.

Moreover, it is unclear how regulations and sub-regulatory policy, which fluctuate continually, may affect the interpretation and further implementation of the existing law and its practical effects on our business. We are unable to predict the future course of federal or state healthcare legislation in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare, including drugs and biologics. Any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations. In addition, there is a great degree of uncertainty regarding how recent U.S. Supreme Court decisions, including Loper Bright Enterprises v. Raimondo, 603 U.S. 369 (2024) and Corner Post, Inc. v. Board of Governors of the Federal Reserve System, 603 U.S. 799 (2024), will impact the FDA’s enforcement and decision-making authority. Loper Bright explicitly overturned Chevron deference, which previously gave judicial deference to administrative action by agencies in the executive branch. Furthermore, the Supreme Court’s decision in Corner Post may result in challenges to FDA decisions by new litigants long into the future.

New federal and state healthcare reform measures may be adopted in the future that may result in more rigorous coverage criteria, increased regulatory burdens and operating costs, decreased net revenue from our pharmaceutical products, decreased potential returns from our development efforts, and additional downward pressure on the price that we receive for any approved drug. There is also an increasing focus on the price of drugs, both at the state and federal levels, and it is likely that additional pricing controls will be enacted and could harm our business, financial condition and results of operations. We continue to monitor the potential impact of proposals and recently enacted legislation to lower prescription drug costs at the federal and state level. As an example, of changes enacted by a new administration, the IRA, or the IRA, was signed into law in August 2022 by President Biden, which makes significant changes to how drugs are covered and paid for under the Medicare program, including the creation of financial penalties for drugs whose prices rise faster than the rate of inflation, redesign of the Medicare Part D program to require manufacturers to bear more of the liability for certain drug benefits, and government price-setting for certain Medicare Part D drugs, which started in 2026, and Medicare Part B drugs starting in 2028. We continue to evaluate what effect, if any, the IRA may have on our business. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. Further, CMS recently proposed two mandatory payment model pilots, the Guarding U.S. Medicare Against Rising Drug Costs, or GUARD, Model, focused on Part D drugs, and Global Benchmark for Efficient Drug Pricing, or GLOBE, focused on Part B drugs, which will require pharmaceutical companies to pay additional rebates on certain medicines, including central nervous system agents for the treatment of multiple sclerosis, whose U.S. net-of-discount prices exceed those in certain other countries.

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

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing within state healthcare programs and payers, including price or patient reimbursement constraints, rebates and other price concessions, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and other purchasing approaches.

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

General political uncertainty may have an adverse impact on our operating performance and results of operations. Changing regulatory policies resulting from the political environment could impact our regulatory and compliance costs and future revenues, all of which could materially and adversely affect our business, financial condition, and operating results. Failure to adapt to or comply with evolving regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and our stock price. Changes in U.S. federal policy by the executive branch and regulatory agencies may continue to occur, which could lead to changes involving the level of oversight, reimbursement to and focus on the biopharmaceutical industry operations globally. However, the nature, timing, and effects of such potential changes remain highly uncertain. It is presently unclear exactly what additional actions the administration in the U.S. will implement, and if implemented, how these actions may impact the biopharmaceutical industry, and our company specifically, in the U.S. and worldwide.

There is currently significant uncertainty about the future of trade relationships around the world, including potential changes to trade laws and regulations, trade policies, and tariffs. The administration has used emergency authority to impose tariffs on imported branded pharmaceuticals and subsequently reported to have negotiated agreements with certain countries including the United Kingdom and Japan. For example, on April 2, 2025, the Administration announced more tariffs imposed pursuant to the International Emergency Economic Powers Act, designated “reciprocal tariffs” purportedly in response to the trade deficit national emergency announced on virtually all imported products from all countries. The reciprocal tariffs imposed a 10% tariff on most countries, which were to increase to a higher, country-specific tariff rate on countries identified in Annex 1 of the executive order. The country-specific tariffs were later paused for 90 days. In addition, the Administration, through the Department of Commerce, has an ongoing investigation into the pharmaceutical industry pursuant to Section 232 of the Trade Expansion Act of 1962, whereby the President may impose additional tariffs on imports within the pharmaceutical industry if deemed necessary based on national security grounds. In addition, the Administration announced a 100% tariff, effective October 1, 2025, on any branded or patented pharmaceuticals imported into the U.S., unless the relevant drug manufacturer has or is in the process of building a manufacturing facility in the U.S., which has been paused as negotiations with large drug manufacturers continue. Further, the President signed an executive order to reduce prescription drug pricing, including to implement Most Favored Nation drug pricing policies designed to align certain prescription drug prices in the U.S. to lower prices available in other countries. Agreements with major pharmaceutical companies were announced to lower prices or offer medicines on the TrumpRx platform. The details of each of these proposals are unclear, and the final terms remain uncertain. As a result of these dynamics, we cannot predict the impact to our relationships with third-party manufacturers or our business of any future changes to the U.S.’ or other countries’ trading relationships or the impact of new laws or regulations adopted by the U.S. or other countries. Evolving international trade relations, new legislation and tariffs may adversely impact our operations and/or financial condition by limiting or preventing the activities of third parties that we engage, increasing import costs or increasing the cost of our operations. New or increased tariffs, export controls or other trade barriers could result in higher prices for the materials we use and the products and product candidates we are developing and could materially impact our supply chain and manufacturing costs.

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

As of December 31, 2025 we had 411,938,061 shares of common stock outstanding. In addition, we had 29,669,533 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted to purchase common stock based on vesting requirements of stock options and common stock issuable through purchases of employee stock purchase plan, or upon the conversion of preferred stock. The issuance and subsequent sale of the shares underlying these common stock equivalents could depress the trading price of our common stock. On June 10, 2019, our certificate of incorporation was amended to increase the number of authorized shares of our common stock, from 150,000,000 shares to 300,000,000 shares, which was approved by our stockholders on that date. On June 16, 2023, our certificate of incorporation was amended to increase the number of authorized shares of our common stock from 300,000,000 to 500,000,000 shares, which amendment was approved by our stockholders on June 6, 2023.

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

Our certificate of incorporation, as amended, authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock (of which only 17,000 shares were authorized for issuance as Series A Convertible Preferred Stock and 11,500,000 shares were authorized for issuance as Series B Convertible Preferred Stock) with designations, rights, and preferences as may be determined from time to time by our Board of Directors. Our Board of Directors is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting, or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying, or preventing a change in control. For example, it would be possible for our Board of Directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to effect a change in control of our company.

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

Item 2.          Properties

San Carlos Headquarters Lease

On November 15, 2024, we entered into a sublease agreement, or the Headquarters Lease, with a third party for Suite 100 in an existing building located at 825 Industrial Road, San Carlos, California, or the Building. Under the Headquarters Lease, we will lease approximately 16,731 rentable square feet of space in the Building. The Headquarters Lease is for a term of 24 months and commenced on December 12, 2024. The Headquarters Lease includes two options to extend the term of the lease for 12 months each, exercisable under certain conditions and at a rate increased by 3% from the applicable monthly base rent as described in the Headquarters Lease. Beginning on the commencement date, our monthly base rent under the Headquarters Lease will be $0.1 million during the term. We are also responsible for paying operating expenses such as common area maintenance.

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

Tampa Lease

Our research and development facilities consist of 8,673 square feet in a facility located at the University of South Florida Research Park in Tampa, Florida. These facilities are leased under an agreement with a lease term through December 2024 for approximately $20,500 a month. In June 2020, we amended the lease agreement to further increase the rentable space to 13,139 square feet and extend the lease term to June 5, 2025, for approximately $34,500 a month. On December 22, 2021, we entered into a second amendment to lease an additional 2,731 square feet of space through June 5, 2025, co-terminus with the existing leased space. Upon completion of tenant improvements of the premises, lease payments will be approximately $45,000 per month. On July 28, 2025, we entered into a third amendment, to extend the lease term through January 2028. Lease payments are approximately $50,000 per month.

Former Philadelphia Office Lease

On May 2, 2019, we entered into an agreement to lease approximately 1,500 square feet of office space in Philadelphia, Pennsylvania until July 1, 2019, for a rate of $2,000 a month, and then approximately 4,500 square feet of office space for the remainder of a three-year term at an initial rate of $11,063 per month, subject to annual increases of 2.5%. On September 1, 2021, we entered into an agreement to extend the lease term for an additional three years to July 31, 2025, for approximately $11,900 a month, effective as of June 1, 2022, subject to annual increases of 2.5%. The lease agreement expired at the end of July 2025 and was not further extended.

American National Red Cross Lease

On February 1, 2022, we entered into an agreement to lease approximately 4,500 square feet of rentable area located in Pennsylvania, consisting of laboratories, clean room and office space, for a three-year term at a rate of approximately $17,000 a month subject to an annual increase of 2.5%. We have since entered into various lease amendments to expand the rentable square feet of office space and lab space. Most recently, in May 2025, we amended the lease agreement to extend the lease term to July 31, 2029, with the option to subsequently extend for an additional two years. The lease payments are approximately $41,000, subject to annual increases of 3.75%.

Netherlands Office Lease

On July 28, 2023, we entered into an agreement to lease satellite office space in Amsterdam, Netherlands for a twelve-month term at a rate of approximately €5,400 per month, which was renewed in 2025 to extend the lease term through July 28, 2026. Such agreement automatically renews for successive periods unless cancelled with no less than three months’ notice prior to the end of the current term.

We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Item 3.          Legal Proceedings

The information in Note 17 to the consolidated financial statements contained in Part III, Item 15 of this Annual Report on Form 10-K is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 17 to our consolidated financial statements for the year ended December 31, 2025, contained in this Annual Report on Form 10-K.

Item 4.          Mine Safety Disclosures

Not applicable.

PART II

Item 5.          Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The Nasdaq Global Market under the symbol “IOVA.”

Stockholders

As of December 31, 2025, there were approximately 18 holders of record of our common stock.

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

Unregistered Sales of Equity Securities

None.

Repurchases of Common Stock

There were no share repurchases during the year ended December 31, 2025.

Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since December 31, 2020, to two indices: the Russell 3000 and the NASDAQ Biotechnology Index. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Equity Compensation Plan Information

Information regarding our equity compensation plans is incorporated by reference from the information in our Proxy Statement for our 2026 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

Overview

We are a commercial-stage biopharmaceutical company pioneering a transformational approach to treating cancer. Our mission is to be the global leader in innovating, developing, and delivering tumor infiltrating lymphocyte, or TIL, cell therapies for patients with solid tumor cancers. TIL cell therapies harness the individual immune system’s ability to recognize and destroy diverse cancer cells that are unique to each patient. These individualized therapies are manufactured using centralized, scalable, and proprietary manufacturing processes which rejuvenate and multiply each patient’s polyclonal T cells into the billions.

Iovance was founded to build upon the promise of TIL cell therapy initially developed at academic research centers, including the National Cancer Institute, or the NCI. Our multi-center trials, scalable manufacturing, regulatory approvals and commercial infrastructure have transformed TIL cell therapy from a research product available to only a small number of patients, into a commercially viable treatment that is accessible for thousands of cancer patients.

Our two commercial products include Amtagvi® (lifileucel) and Proleukin® (aldesleukin), an interleukin-2, or IL-2, product used in the Amtagvi® treatment regimen and other applications.

Amtagvi® is the first one-time, individualized T cell therapy for a solid tumor cancer and for the treatment of adult patients with previously treated advanced, or unresectable or metastatic melanoma. Amtagvi® is administered as part of a treatment regimen that includes lymphodepletion and a short course of Proleukin®.

Globally, Amtagvi® has the potential to address more than 30,000 previously treated advanced melanoma patients annually. Amtagvi® is approved in the U.S. and Canada, and we plan to launch into additional markets with a high prevalence of advanced melanoma. Potential approvals are pending in the United Kingdom, or UK, and Australia in the first half of 2026 and Switzerland in 2027. In the European Union, or EU, we withdrew our initial marketing authorization application, or MAA, in July 2025. We are working with the European Medicines Agency, or EMA, to resubmit a centralized MAA in 2026.

Our development pipeline consists of TIL cell therapies and next generation approaches in additional solid tumor cancers, including one-time TIL monotherapies for previously treated patients and TIL cell therapy combined with standard of care in earlier treatment settings. We are conducting two ongoing registrational trials in frontline advanced melanoma and previously treated advanced non-small cell lung cancer, or NSCLC. We plan to commence a registrational trial in previously treated advanced undifferentiated pleomorphic sarcoma and dedifferentiated liposarcoma in the second quarter of 2026 and engage with the FDA on a path to expedited approval.

Corporate Strategy

A global leader in innovating, developing, and delivering TIL cell therapy

Our mission is to be the global leader in innovating, developing, and delivering TIL cell therapy. Our vision is to pioneer this transformational approach to cure solid tumor cancers. We are committed to continuous innovation to develop TIL cell therapies and optimize TIL treatment regimens that may extend and improve life for patients with cancer.

Our top priority is to drive commercial success of Amtagvi® for previously treated advanced melanoma across four primary areas:

●	Educating, training, and collaborating with healthcare professionals, or HCPs, who will be administering our product at academic and community authorized treatment centers, or ATCs, as well as community oncologists and advocacy groups who will refer patients to our ATCs;
●	Providing operational and patient support at ATCs in the U.S. and onboarding ATCs in preparation for anticipated regulatory approvals and product launches in additional global markets;
●	Collaborating with payors about the value of Amtagvi® to continue to facilitate strong reimbursement and patient access; and
●	Driving operational excellence in launch execution, commercial manufacturing success, and delivery of therapy.

U.S. Commercial Launch of the First TIL Cell Therapy in Advanced Melanoma

Amtagvi®

Amtagvi® (lifileucel) is the first one-time, individualized T cell therapy approved for a solid tumor cancer and for the treatment of adult patients with previously treated advanced melanoma. Amtagvi® returns billions of individualized patient T cells back to the body to fight cancer and is administered as part of a treatment regimen.

Amtagvi® is indicated for the treatment of adult patients with advanced melanoma previously treated with a PD-1 blocking antibody, and if BRAF V600 mutation positive, a BRAF inhibitor with or without a MEK inhibitor. The U.S. accelerated approval of Amtagvi® is based on safety and efficacy results from the C-144-01 global, multicenter clinical trial. A global, randomized Phase 3 confirmatory trial, TILVANCE-301, is investigating Amtagvi® in combination with pembrolizumab in frontline advanced melanoma.

Amtagvi® has multiple growth drivers, including:

●	Awareness of clinical and real-world evidence data to drive adoption as well as earlier and higher volume of patient referrals for better outcomes across our ATC network.
●	Higher penetration at academic ATCs through earlier tissue procurement for patients at high risk of disease progression, such as BRAF mutant patients, so they can be treated before their health status declines.
●	Expansion of the ATC network with new academic and community ATCs.
●	Additional approvals in new global markets.

Proleukin®

We sell Proleukin® (aldesleukin), an interleukin-2, or IL-2, product to three main distributors in the U.S., distributors outside the U.S., and numerous third-party clients across the three revenue channels: 1) use in the Amtagvi® treatment regimen, or other approved oncology uses, or the primary channel, 2) use in the manufacturing process for Amtagvi® and other cell therapies and 3) use in clinical and research settings. Proleukin® is approved in the U.S., and licensed in multiple international markets, for treatment of adults with metastatic renal cell carcinoma and/or metastatic melanoma.

In May 2023, we acquired the worldwide rights to Proleukin® from Clinigen Holdings Limited, Clinigen Healthcare Limited, and Clinigen, Inc., which we refer to collectively as Clinigen.

Scalable TIL manufacturing for commercial and clinical demand

The Iovance Cell Therapy Center, or iCTC, in Philadelphia, Pennsylvania is the first FDA-approved facility to manufacture commercial TIL cell therapy. We also believe that the iCTC is the only current Good Manufacturing Practice, or cGMP, facility with a centralized, scalable TIL manufacturing process. To date, more than 1,500 patients have been treated with commercial and investigational TIL cell therapies manufactured using Iovance processes. Facilitated by its proximity to multiple airports, the iCTC covers logistics and delivery of TIL cell therapies to treatment centers in North America, Europe, and Asia Pacific.

We have historically relied on our own manufacturing capabilities, together with other third parties, for the manufacturing and processing of commercial and investigational TIL cell therapy products. The iCTC currently supplies the vast majority of commercial Amtagvi® and clinical lifileucel with additional capacity previously supplemented by a contract manufacturer.

The iCTC has the potential capacity to supply TIL cell therapies for more than 5,000 cancer patients annually. To utilize our internal manufacturing suites at greater scale, improve gross margin and reduce operating expenses, we are transitioning all manufacturing activities for Amtagvi® and lifileucel to the iCTC. Our contract manufacturer concluded production of Amtagvi® and lifileucel and our agreement terminated in the first quarter of 2026. This internal manufacturing strategy aligns with our ongoing initiatives to manage and reduce long-term product manufacturing costs. We will have full control of manufacturing capacity and product quality, supply and delivery logistics, cost efficiencies and process improvements, such as automation and next generation approaches that may further streamline timelines and costs. Certain clinical trials for our next-generation investigational TIL cell therapies will continue to be supported by contract manufacturing organizations, or CMOs. Details of related agreements are provided in the Research, Development, Manufacturing and License Agreements in this Annual Report on Form 10-K.

TIL Cell Therapy Platforms for Advanced, or Metastatic or Unresectable, Solid Tumor Cancers

Our T cell-based immunotherapy technology platform of TIL cell therapies leverages patient-specific cells to recognize and attack diverse cancer cells that are unique to each patient. We believe this approach is the emerging backbone for immuno-oncology approaches to treat solid tumor cancers.

We have investigated TIL cell therapy in global, multicenter Iovance-sponsored clinical trials in various treatment settings in advanced melanoma, NSCLC, cervical cancer, endometrial cancer, and head and neck squamous cell carcinoma, or HNSCC. Through ongoing academic collaborations, as well as government and other partners, we are investigating additional solid tumor types and treatment settings. We have provided prior or ongoing support for investigator-sponsored clinical trials in soft tissue sarcoma, osteosarcoma, pancreatic and colorectal cancer, platinum resistant ovarian cancer, anaplastic thyroid cancer, and triple negative breast cancer.

Applying our expertise in TIL cell therapy, our next-generation technology platforms are designed to optimize outcomes with TIL cell therapy across three key initiatives: genetic modifications, potency, and new treatment regimens using an improved IL-2.

Intellectual Property

We have established a leading intellectual property portfolio developed internally and licensed from third parties. We currently own more than 90 U.S. patents related to TIL cell therapy, including patents directed to compositions and methods of treatment in a broad range of cancers, such as U.S. Patent Nos. 10,130,659; 10,166,257; 10,272,113; 10,363,273; 10,398,734; 10,420,799; 10,463,697; 10,517,894; 10,537,595; 10,639,330; 10,646,517; 10,653,723; 10,695,372; 10,894,063; 10,905,718; 10,918,666; 10,925,900; 10,933,094; 10,946,044; 10,946,045; 10,953,046; 10,953,047; 11,007,225; 11,007,226; 11,013,770; 11,026,974; 11,040,070; 11,052,115; 11,052,116; 11,058,728; 11,083,752; 11,123,371; 11,141,434;11,141,438; 11,168,303; 11,168,304; 11,179,419; 11,202,803; 11,202,804; 11,220,670; 11,241,456; 11,254,913; 11,266,694; 11,273,180; 11,273,181; 11,291,687; 11,293,009; 11,304,979; 11,304,980; 11,311,578; 11,337,998; 11,344,579; 11,344,580; 11,344,581; 11,351,197; 11,351,198; 11,351,199; 11,364,266; 11,369,637; 11,384,337; 11,401,507; 11,433,097; 11,517,592; 11,529,372; 11,541,077; 11,631,483; 11,713,446; 11,819,517; 11,857,573; 11,865,140; 11,866,688; 11,939,596; 11,969,444; 11,975,028; 11,981,921; 11,998,568; 12,023,355; 12,024,718; 12,031,157; 12,104,172; 12,121,541; 12,159,700; 12,170,134; 12,188,048; 12,194,061; 12,226,434; 12,226,522; 12,230,378; 12,230,379; 12,233,075; 12,280,140; 12,343,380 ; 12,485,145; and 12,495,791. More than 50 of these patents are related to our Gen 2 TIL manufacturing processes and have terms that we anticipate will extend to October 2037 or January 2038, not including any patent term extensions or adjustments that may be available. Our owned and licensed intellectual property portfolio also includes patents and patent applications relating to TIL, marrow-infiltrating lymphocytes, or MIL, and peripheral blood lymphocyte, or PBL, therapies; frozen tumor-based TIL technologies; remnant TIL and digest TIL compositions, methods, and processes; methods of manufacturing TIL, MIL, and PBL therapies; the use of costimulatory and T cell modulating molecules in TIL cell therapy and manufacturing; stable and transient genetically-modified TIL cell therapies, including genetic knockouts of immune checkpoints; cytokine-tethered TIL cell therapies; methods of using immune checkpoint inhibitor, or ICIs, in combination with TIL cell therapies; TIL selection technologies; and methods of treating patient subpopulations.

Components of Operating Results

Revenue

Revenue for the year ended December 31, 2025 represents product sales of Amtagvi®, as well as Proleukin®, primarily driven from sales in the U.S. to support the ongoing commercial launch of Amtagvi®, which received FDA approval in February 2024. Proleukin®, which we acquired the worldwide rights to in May 2023, is also sold in markets outside the U.S., primarily in the EU and UK.

Amtagvi® revenue is recognized upon patient infusion, while Proleukin® revenue is recognized upon shipment or delivery to customers, which include specialty distributors, clinical manufacturers, research organizations, and ATCs. Revenue is reduced at the time of recognition for expected chargebacks, discounts, rebates, and sales allowances, collectively referred to as gross to net adjustments, or GTN adjustments. In the U.S., these GTN adjustments are attributable to various commercial arrangements and government programs. In addition, non-U.S. government programs may include different pricing schemes such as cost caps and volume discounts.

Costs and Expenses

Cost of sales

Cost of sales includes cost of inventories sold, including overhead and manufacturing costs of Amtagvi®, reserves for excess and obsolete inventory, royalties payable on the sales of our products and other costs that are directly associated with the purchase and sales of Proleukin®.

In the event that the manufactured product does not meet specifications, or a patient is unable to receive the infusion, the Amtagvi® product is generally destroyed and the costs associated with manufacturing and inventory associated with the product is generally required to be expensed as cost of sales. However, if the out-of-specifications product can be administered as part of a clinical trial, in an expanded or early access program, or single-patient investigational new drug submission, as requested by the treating physician, the costs of the product are recorded as research and development expense based on the fact that we receive clinical data related to these infusions.

The manufacturing process for Amtagvi® is highly complex and subject to stringent FDA guidelines and requirements, as well as internal specifications and quality guidelines. Our ability to successfully manufacture Amtagvi® and deliver finished product to ATCs for infusion into patients is dependent on several factors, including patient selection and quality of tumors provided by the treatment centers for use in the manufacturing of Amtagvi®. We focus significant effort and attention on working with the treatment centers regarding these matters, as well as on our internal manufacturing processes.

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

We anticipate selling, general, and administrative expenses will increase as we expand the use of Amtagvi® and market Proleukin®, as well as expected growth in the internal general and administrative team to align with the overall growth in the business as we execute an expected expansion in both the U.S. market and outside of the U.S.

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

Income tax benefit

Income tax benefit pertains to the operations in the UK and realization of related deferred taxes.

Results of Operations for the Years Ended December 31, 2025 and 2024

Revenue

	Year Ended December 31,		Increase (Decrease)
(in thousands)	2025	2024	$	%
Amtagvi®	$220,024	$103,567	116,457	112
Proleukin®	43,478	60,503	(17,025)	(28)
Total product revenue	$263,502	$164,070	99,432	61

Revenue for the year ended December 31, 2025, increased by $99.4 million, or 61% compared to the same period in 2024. The increase was driven by the continued commercial launch of Amtagvi® that commenced in February 2024. The increase was partially offset by a decrease in Proleukin® sales, as compared to the same period in 2024, when we experienced significant re-stocking demand from specialty distributors in the U.S. due to the depletion of inventory that was previously with distributors at the time of the acquisition of Proleukin®, or the Acquisition, as well as to support ongoing and anticipated infusions resulting from the commercial launch of Amtagvi®. GTN adjustments did not materially affect net product revenue for the years ended December 31, 2025 and 2024.

As it relates to revenue timing for our products, Amtagvi® infusions are expected to lag behind Amtagvi® related Proleukin® sales by 2-3 months, and we expect ATCs to utilize approximately 15 Proleukin® vials per Amtagvi® infusion. While such Proleukin® sales are not directly indicative of future Amtagvi® revenues because of the timing of stocking activities by specialty distributors and because of sales that are not related to Amtagvi® infusions, such as sales of Proleukin® utilized in clinical manufacturing or clinical trials, such sales are one indicator of future Amtagvi® revenues.

Costs and expenses

The following table summarizes the period-over-period changes in our costs and expenses:

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2025	2024	$	%
Costs and expenses
Cost of sales **	$173,184	$93,248	79,936	86
Research and development **	300,270	276,228	24,042	9
Selling, general, and administrative **	152,322	152,269	53	-
Depreciation and amortization	35,939	37,603	(1,664)	(4)
Restructuring charges	5,143	—	5,143	100
Total costs and expenses	$666,858	$559,348	107,510	19
** Excludes depreciation and amortization

Cost of sales

Cost of sales, excluding depreciation and amortization, for the year ended December 31, 2025, increased by $79.9 million, or 86%, compared to the same period in 2024. The increase was driven by (i) a $56.4 million increase from increased sales of Amtagvi® products, including costs related to the manufacturing of Amtagvi®, (ii) a $9.5 million increase in excess and obsolescence reserve primarily related to excess Proleukin® inventory resulting from a manufacturing and supply agreement inherited in the Acquisition for which we cannot yet fully utilize the required purchase quantities, and (iii) a $18.1 million increase in period costs primarily related to patient drop-off driven by patient health as well as manufacturing results that did not meet required specifications. These increases were partially offset by a $4.1 million decrease in royalties payable related to the decrease in sales of Proleukin® in the U.S.

Research and development expense

Research and development expense for the year ended December 31, 2025, increased by $24.0 million, or 9%, compared to the same period in 2024. The increase was primarily attributable to (i) a $17.6 million increase in payroll and related costs, including stock-based compensation, primarily driven by an increase in the average number of employees and consultants during the year as compared to prior year, (ii) a $23.4 million increase in clinical costs, driven primarily by continued enrollment in existing trials, including TILVANCE-301, the initiation of new trials, including MEL-202 and IOV-3001, and the resumption of the LUN-202 study, and (iii) a $4.3 million increase in license costs primarily due to the expansion of our information technology infrastructure to support our clinical activities. These increases were partially offset by (i) a $16.0 million decrease in commercial manufacturing costs, driven by increases in capitalization of qualified costs for Amtagvi® manufacturing, (ii) a $5.0 million decrease in impairment of leasehold improvements driven by the early termination of our headquarters lease during the fourth quarter of 2024 (exclusive of the gain on lease termination which is recorded in interest and other income, net), and (iii) a $0.3 million increase in others, including travel, lab and consumable costs.

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

The table below summarizes our research and development expenses by therapeutic area (in thousands):

	Years Ended December 31,		Increase (Decrease)
	2025	2024	$	%
Direct research and development expense by product candidate
TIL, including combination therapy
Lifileucel monotherapy	$73,206	$65,573	7,633	12%
Combination Therapy	15,023	16,299	(1,276)	-8%
Next Generation	9,787	7,361	2,426	33%
Others clinical, preclinical, and research programs under development	24,981	17,391	7,590	44%
Indirect research and development expense
Personnel related (excluding stock-based compensation)	109,657	77,442	32,215	42%
Stock-based compensation expense	26,959	49,270	(22,311)	-45%
Contractors and outside services	9,559	6,557	3,002	46%
Office and facilities	31,098	36,335	(5,237)	-14%
Total research and development	$300,270	$276,228	24,042	9%

Selling, general, and administrative expense

Selling, general and administrative expense for the year ended December 31, 2025, was flat as compared to the same period in 2024. The overall $0.1 million increase was primarily attributable to (i) a $4.9 million increase in costs incurred in support of the distribution and commercialization of Amtagvi® and Proleukin®, and (ii) a $3.5 million increase in other costs, primarily related to software license costs for the expansion of our information technology infrastructure. This increase was offset by (i) a $5.9 million decrease in payroll and related expenses, including stock-based compensation, primarily driven by the number of stock awards granted at lower average stock price, partially offset by an increase in the average number of employees during the year, mainly in the commercial organization, as compared to prior year, and (ii) a $2.4 million decrease in impairment of leasehold improvements driven by the early termination of our headquarters lease during the fourth quarter of 2024 (exclusive of the gain on lease termination which is recorded in interest and other income, net).

Depreciation and amortization

Depreciation and amortization expense for the year ended December 31, 2025, decreased by $1.7 million, or 4% as compared to the same period in 2024. The decrease was primarily related to the decrease in expense for the amortization of the fair value step-up of acquired Proleukin® inventory sold as the acquired inventory continues to be depleted, partially offset by an increase in depreciation costs related to the expansion of iCTC.

Restructuring charges

Restructuring charges were $5.1 million for the year ended December 31, 2025; there were no such charges in the comparable period for 2024. Expense in 2025 was primarily related to severance payments, costs for outplacement services, and post-employment benefits associated with our August 2025 strategic restructuring plan, resulting from a review of current strategic priorities, the strategic restructuring plan included an associated reduction in workforce, resource allocations, and costs, intended to reduce operating costs, streamline operations and extend cash runway.

Interest and other income, net

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2025	2024	$	%
Interest and other income, net	$10,307	$20,273	(9,966)	(49)

Interest and other income, net for the year ended December 31, 2025, decreased by $10.0 million, or 49%, as compared to the same period in 2024. The decrease was primarily driven by a $6.7 million decrease in other income, mainly due to a $5.5 million gain received in 2024 associated with the termination of our headquarters lease during the fourth quarter of 2024 (exclusive of leasehold improvement impairments recorded as operating expense), net of lease termination related fees. The decrease also included losses due to changes in foreign currency exchange rates, and a $3.3 million decrease in interest income driven by a decrease in average investment balances and interest rates.

Income tax benefit

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2025	2024	$	%
Income tax benefit	$2,071	$2,828	(757)	(27)

Income tax benefit for the year ended December 31, 2025 decreased by $0.8 million or 27%, as compared to the same period in 2024. The increase was mainly driven by the mix of income across jurisdictions that have varying effective tax rates.

Net loss

	Years Ended December 31,		(Increase) Decrease
(in thousands)	2025	2024	$	%
Net loss	$(390,978)	$(372,177)	(18,801)	(5)

Net loss for the year ended December 31, 2025 increased by $18.8 million, or 5%, compared to the year ended December 31, 2024. The increase in net loss is primarily due to the related increase in cost of sales, along with anticipated expansion in additional markets, continued growth in sales of Proleukin®, and ongoing and newly initiated clinical trials. We anticipate that we will continue to incur net losses in the future as we further invest in our clinical and internal research and development programs, as well as ongoing execution of the launch of Amtagvi®.

Results of Operations for the Years Ended December 31, 2024 and 2023

Revenue

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2024	2023	$	%
Amtagvi®	$103,567	$—	103,567	100
Proleukin®	60,503	1,189	59,314	4,988
Total product revenue	$164,070	$1,189	162,881	13,698

Revenue for the year ended December 31, 2024, increased by $162.9 million, or 13,698% compared to the same period in 2023. The increase was driven by the completion of the acquisition of worldwide rights to Proleukin® in May 2023, or the Acquisition, as well as the commercial launch of Amtagvi® in February 2024. Through the first quarter of 2024, product revenue was comprised entirely of product sales of Proleukin® in markets outside of the U.S. With the BLA approval of Amtagvi® in February 2024, we began generating revenue for Amtagvi® in the second quarter of 2024 as infusions occurred at our ATCs. Furthermore, in the second quarter of 2024, we began selling Proleukin® in the U.S. market. The Proleukin® inventory that was previously with distributors at the time of the Acquisition to support the U.S. market has been substantially depleted, and, as a result, we experienced significant re-stocking demand from U.S. specialty distributors in both the second and third quarter of 2024 to support ongoing and anticipated infusions related to the commercial launch of Amtagvi®. GTN adjustments did not materially affect net product revenue in the years ended December 31, 2024 and 2023.

As it relates to revenue timing for our products, Amtagvi® infusions are expected to lag behind Amtagvi® related Proleukin® sales by 2-3 months, and we expect ATCs to utilize 15 – 18 Proleukin® vials per Amtagvi® infusion. While such Proleukin® sales are not directly indicative of future Amtagvi® revenues because of the timing of stocking activities by specialty distributors and because of sales that are not related to Amtagvi® infusions, such as sales of Proleukin® utilized in clinical manufacturing or clinical trials, such sales are one indicator of future Amtagvi® revenues.

Costs and expenses

The following table summarizes the period-over-period changes in our costs and expenses:

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2024	2023	$	%
Costs and expenses
Cost of sales **	$93,248	$1,033	92,215	8,927
Research and development **	276,228	333,194	(56,966)	(17)
Selling, general, and administrative **	152,269	106,098	46,171	44
Depreciation and amortization	37,603	21,423	16,180	76
Total costs and expenses	$559,348	$461,748	97,600	21
** Excludes depreciation and amortization

Cost of sales

Cost of sales, excluding depreciation and amortization, for the year ended December 31, 2024, increased by $92.2 million, or 8,927%, driven by the increase in sales of Amtagvi® and Proleukin® products, as well as costs related to the manufacturing of Amtagvi®. Cost of sales included $14.2 million of royalties payable related to sales of our products for the year ended December 31, 2024. There were no royalties payable for the year ended December 31, 2023.

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

Research and development expense

Research and development expense for the year ended December 31, 2024, decreased by $57.0 million, or 17%, compared to the same period in 2023. The decrease was primarily attributable to (i) an $83.3 million decrease in clinical manufacturing costs, driven by capitalization of qualified costs for Amtagvi® manufacturing resulting from our BLA approval and the transition to commercial manufacturing to support the commercial launch of Amtagvi®, (ii) a $4.4 million decrease in costs associated with the reclassification of certain activities supporting Amtagvi® into general and administrative expenses upon BLA approval based on their function, and (iii) a $0.9 million decrease in clinical costs, driven primarily by lower patient enrollment across certain studies. These decreases were partially offset by (i) a $19.8 million increase in payroll and related costs, including stock-based compensation, primarily driven by an increase in the number of employees and the number of stock awards granted at a higher average stock price, (ii) a $5.0 million charge for the impairment of leasehold improvements driven by the early termination of our headquarters lease during the fourth quarter of 2024 (exclusive of the gain on lease termination which is recorded in interest and other income, net), (iii) a $2.6 million increase in lab and consumable costs for the development of next generation candidates, (iv) a $2.9 million increase in license costs related to the expansion of our information technology infrastructure to support our clinical activities, and (v) a $1.3 million increase in other costs, including travel and facility related costs.

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

The table below summarizes our research and development expenses by therapeutic area (in thousands):

	Years Ended December 31,		Increase (Decrease)
	2024	2023	$	%
Direct research and development expense by product candidate
TIL, including combination therapy
Lifileucel monotherapy	$65,573	$35,487	30,086	85%
Lifileucel		41,386	(41,386)	-100%
Combination Therapy	16,299	17,809	(1,510)	-8%
Next Generation	7,361	9,987	(2,626)	-26%
Others clinical, preclinical, and research programs under development	17,391	16,983	408	2%
Indirect research and development expenses
Personnel related (excluding stock-based compensation)	77,442	116,628	(39,186)	-34%
Stock-based compensation expense	49,270	34,926	14,344	41%
Contractors and outside services	6,557	20,636	(14,079)	-68%
Office and facilities	36,335	39,352	(3,017)	-8%
Total Research and Development	$276,228	$333,194	(56,966)	-17%

Selling, general, and administrative expense

Selling, general and administrative expense for the year ended December 31, 2024, increased by $46.2 million, or 44%, compared to the same period in 2023. The increase was primarily attributable to (i) a $27.9 million increase in payroll and related expenses, including stock-based compensation, driven by an increase in headcount to support the growth in the overall business as well as to support the commercialization of Amtagvi®, an increased number of stock awards granted at a higher average stock price, and the reclassification of costs of certain employees previously supporting research and development activities into general and administrative expense upon BLA approval based on their functional activities, (ii) a $3.8 million increase in legal costs driven by a reduction in legal costs in 2023 resulting from the capitalization of previously expensed costs directly associated with the Acquisition, (iii) a $7.0 million increase in costs incurred in support of the distribution and commercialization of Amtagvi® and Proleukin®, and (iv) a $2.4 million charge for the impairment of the leasehold improvements driven by the early termination of our headquarters lease during the fourth quarter of 2024 (exclusive of the gain on lease termination which is recorded in interest and other income, net), and (v) a $5.1 million increase in other costs, including costs associated with increased travel, software licenses related to the expansion of our information technology infrastructure, and professional fees.

Depreciation and amortization

Depreciation and amortization expense for the year ended December 31, 2024, increased $16.2 million, or 76% compared to the same period in 2023. The increase was primarily related to non-cash amortization expense for the developed technology intangible asset and the milestone payment recorded as part of the Acquisition as well as intellectual property license intangible assets, and non-cash amortization expense of the fair value step-up of acquired Proleukin® inventory sold as the acquired inventory continues to be depleted. This expense is recorded as the units acquired in the Acquisition are sold, and we expect this amount to decrease over the next six to twelve months as this inventory is sold.

Restructuring charges

There were no restructuring charges recorded for the year ended December 31, 2024 and the comparable period December 31, 2023.

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

Net loss

	Years Ended December 31,		(Increase) Decrease
(in thousands)	2024	2023	$	%
Net loss	$(372,177)	$(444,037)	71,860	16

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

Liquidity and Capital Resources

As of December 31, 2025, we had $303.0 million in cash, cash equivalents, short-term investments, and restricted cash ($163.1 million of cash and cash equivalents, $133.9 million in short-term investments, and $6.0 million in restricted cash). We have incurred losses and generated negative cash flows from operations since inception. Historically, we have funded our operations from various public and private offerings of our equity securities, both common stock and preferred stock, from option and warrant exercises, and from interest income. Since 2017, our primary source of funds has been from the public sale of our common stock. With the approval of our BLA, we have to date and expect to continue to generate revenue from the sale of our first internally developed product, Amtagvi®. Furthermore, starting in 2024 we began selling Proleukin® into the U.S. market, where product margins are substantially higher than in other markets, to support ongoing and anticipated infusions related to the continued strong commercial launch of Amtagvi®. However, such revenues for Amtagvi® and Proleukin® may not be material enough to generate positive operational cash flows during the 12 months from the date the consolidated financial statements are issued and this Annual Report on Form 10-K is filed.

We expect to continue to incur significant expenses to support commercial activities for Amtagvi®, fund ongoing clinical programs, including our NSCLC registrational study, IOV-LUN-202, and our frontline advanced melanoma Phase 3 confirmatory trial, TILVANCE-301, continue the development of our pipeline candidates, and for other general corporate purposes. Based on the funds we have available as of the date our consolidated financial statements for the year ended December 31, 2025 are issued, we believe that we have sufficient capital to fund our anticipated operating expenses and capital expenditures as planned for at least the next twelve months following the issuance of our consolidated financial statements included in this Annual Report on Form 10-K.

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

Corporate Capitalization

As of December 31, 2025, we had outstanding 411,938,061 shares of our $0.000041666 par value common stock, 194 shares of our $0.001 par value Series A Convertible Preferred Stock, and 1,932,667 shares of our $0.001 par value Series B Convertible Preferred Stock. The outstanding shares of Series A Convertible Preferred Stock are currently convertible into 97,000 shares of our common stock, and the outstanding shares of Series B Convertible Preferred Stock are currently convertible into 1,932,667 shares of our common stock. The shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock do not have voting rights or accrue dividends.

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

During the year ended December 31, 2025, we received $306.3 million in net proceeds, net of offering costs, through the sale of 101,899,334 shares of common stock cumulatively through the 2023 and 2025 Sale Agreements.

In the future, we may periodically offer one or more of these securities in amounts, prices, and terms to be announced when and if the securities are offered. If any of the securities covered by the Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of such offering at that time.

Cash Flows

Cash flows from operating, investing and financing activities (in thousands):

	Years Ended December 31,
	2025	2024	2023
Net cash (used in) provided by:
Operating activities	$(302,408)	$(352,977)	$(361,820)
Investing activities	47,496	(96,411)	(155,242)
Financing activities	300,773	390,664	462,959
Net increase (decrease) in cash, cash equivalents and restricted cash*	$45,861	$(58,724)	$(54,103)
* Excludes effect of exchange rate changes

Operating Activities

Net cash used in operating activities represents cash disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss for non-cash items and changes in operating assets and liabilities. Net cash used in operating activities for the year ended December 31, 2025, was $302.4 million compared to $353.0 million for the same period in 2024. The $50.6 million decrease in cash used in operating activities was driven by an $18.8 million increase in net loss resulting from increased cost of sales driven by an increase in sales of Amtagvi® and investment in our clinical and internal research and development programs. The increase in net loss was offset by a net decrease in non-cash charges of $33.4 million. The net decrease in non-cash was primarily driven by lower stock-based compensation expenses and a decrease in the gain on the derecognition of lease assets and liabilities of our corporate headquarters lease as a result of the early termination in 2024. These decreases were partially offset by an increase in excess and obsolescence costs, and accretion of discounts and amortization of premiums on investments. In addition, net cash used in operating activities decreased by $102.8 million, primarily related to changes in operating assets and liabilities, including a $56.1 million decrease in trade accounts receivable, resulting from the collection of cash from the sale of our products, a $21.2 million increase in accounts payable and accrued expenses, resulting from timing of vendor invoicing and related payments, and a $25.5 million decrease in net cash used driven primarily by purchases of inventory, and an increase in prepaid expenses and other assets in the current period compared to the corresponding period in 2024 that resulted from the timing of related payments.

Net cash used in operating activities for the year ended December 31, 2024, was $353.0 million compared to $361.8 million for the same period in 2023. The $8.8 million decrease in cash used in operating activities was driven by a $71.9 million decrease in net loss as we collect generated revenues from commercialization of Amtagvi® and distribution of Proleukin®. In addition, it reflects a net increase in non-cash charges of $57.5 million, primarily driven by higher stock-based compensation expense and amortization of intangible assets, the latter of which is driven primarily by the amortization associated with the developed technology intangible asset recorded as part of the Acquisition and intellectual property license intangible assets associated with Amtagvi®, and an impairment charge of the long-lived assets that resulted from an early termination of our corporate headquarters lease. The increase in non-cash charges was partially offset by a decrease in accretion of discounts on investments, amortization of right of assets, gain on derecognition of lease assets and liabilities as a result of the early termination of our corporate headquarters lease, and deferred tax benefits resulting from the realization of the related deferred taxes for operations in the UK. Further, net cash used in operating activities related to changes in operating assets and liabilities increased by $128.5 million, driven primarily by an increase in trade accounts receivable, resulting from the sale of our products and a decrease in accounts payable and accrued expenses, resulting from cash utilized for payments associated with the continued growth in the business, including our increased workforce, timing of vendor invoicing and related payments, and cash used for purchases of raw material inventory in support of the commercial launch of Amtagvi®. These increases in the use of cash were partially offset by a $7.9 million decrease in cash used for prepaid expenses, other assets, and long-term assets in the current period compared to the corresponding period in 2023, which resulted from the timing of payments made, as well as the receipt of cash for other miscellaneous receivables.

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

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2025, was $47.5 million compared to net cash used by investing activities of $96.4 million for the same period in 2024. The decrease in cash used of $143.9 million was driven by a $114.1 million increase associated with changes in the timing of maturities and purchases of investments, and a $22.8 million increase in cash utilized to fund capital expenditures. These increases were partially offset by a $52.6 million decrease in cash used for the Acquisition, net of cash acquired.

Net cash used in investing activities for the year ended December 31, 2024, was $96.4 million compared to net cash used in investing activities of $155.2 million for the same period in 2023. The decrease in cash used of $58.8 million was driven by a $112.5 million increase associated with changes in the timing of maturities and purchases of investments, which was partially offset by a $160.1 million decrease in cash used for the Acquisition in May 2023 and a $11.2 million decrease in capital expenditures.

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

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was $300.8 million compared to net cash provided of $390.7 million for the same period in 2024. The decrease in net cash provided by financing activities of $89.9 million was primarily driven by a decrease in net proceeds of $91.0 million received through the sales of common stock through our “at the market” offering program during the year ended December 31, 2025, as compared to the net proceeds received from our public offering in February 2024 and through the sales of common stock through our “at the market” offering program during the year ended December 31, 2024. In addition, a $4.7 million decrease in proceeds from the issuance of common stock upon the exercise of stock options and from our employee stock purchase plan program, and a $5.8 million increase in tax payments related to shares withheld for vested restricted stock units, contributed to the overall decrease in cash provided by financing activities.

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

Contractual Obligations

The following table summarizes our non-cancellable contractual obligations as of December 31, 2025 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
	Total	2026	2027	2028	2029	2030	Thereafter
Operating lease obligations - facilities(1)	$79,903	$6,577	$5,469	$5,016	$4,838	$4,610	$53,393
Purchase obligations(2)	61,933	16,699	23,954	21,280	—	—	—
Total(3)	$141,836	$23,276	$29,423	$26,296	$4,838	$4,610	$53,393

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

(2)

We have purchase obligations of $61.9 million related to manufacturing and supply agreements for Proleukin® under a contract we inherited as part of the Acquisition, which was subsequently extended through 2028.

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

Off-Balance Sheet Arrangements

As of December 31, 2025, we had no obligations that would require disclosure as off-balance sheet arrangements.

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

We review intangible assets for impairment at least annually and whenever events or changes in circumstances have occurred which could indicate that the carrying value of the assets are not recoverable. If such indicators are present, we assess the recoverability of affected assets by determining if the carrying value of the assets is less than the sum of the undiscounted future cash flows of the assets. If the assets are found to not be recoverable, we measure the amount of impairment by comparing the carrying value of the assets to their fair values. We determined that no indicators of impairment or impaired intangible assets existed as of December 31, 2025 or December 31, 2024.

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

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 was effective for us in our annual reporting for fiscal year 2025 and for interim period reporting beginning in fiscal year 2026. See Note 14 to the consolidated financial statements included in the Annual Report on Form 10-K.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires the disaggregation of certain expense captions into specified categories in disclosures within the notes to the financial statements to provide enhanced transparency into the expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of adopting ASU 2024-03 on our consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326 and provides a practical expedient to assume that current conditions as of the balance sheet date will persist through a reasonable and supportable forecast period when estimating credit losses for current accounts receivable and current contract assets. Entities will still be required to adjust historical data used in the estimation to reflect current conditions. ASU 2025-05 is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. We are currently evaluating the impact of adopting ASU 2025-05 on our consolidated financial statements.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in interest bearing cash accounts consisting of short-term debt securities issued by the U.S. government. The primary objective of our investment activities is to preserve principal. We adhere to an investment policy that requires us to limit amounts invested in securities based on credit rating, maturity, industry group and investment type and issuer, except for securities issued by the U.S. government. We do not have any derivative financial instruments or foreign currency instruments. As of December 31, 2025, we had $194.4 million invested in marketable securities with a maturity date of less than one year. As such we believe that we are not exposed to any material market risk. If interest rates had varied by 1% in the year ended December 31, 2025, the fair value of our investment portfolio would increase or decrease by approximately $0.3 million.

Inflation Risk

Inflation has not had a material effect on our business, financial condition or results of operations during the years ended December 31, 2025, 2024, or 2023.

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

The majority of our product sales during the year ended December 31, 2025 were denominated in the U.S. dollar, however, we do have some sales denominated in foreign currencies. Nevertheless, foreign currency transaction gains and losses were immaterial for the years ended December 31, 2025 and 2024. No foreign currency exchange risk existed for the years ended December 31, 2025 and 2024.

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

(b)  Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Item 9B.        Other Information

During the fourth quarter of 2025, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) for the purchase or sale of securities of the Company, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

During the fourth quarter of 2025, the Company did not adopt or terminate a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) for the purchase or sale of securities of the Company, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

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

3.6	Certificate of Amendment of Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2017).
3.7	Certificate of Amendment of Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8 K filed with the Commission on June 11, 2019).
3.8	Fourth Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 29, 2024).
4.1	Specimen of Stock Certificate (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 12, 2018).
4.2	Description of Securities (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2019).
10.1

Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2025).#

10.2

Form of Incentive Stock Option Agreement under the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.10 of Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2020).#

10.3

Form of Non-Qualified Stock Option Agreement under the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.11 of Registrant’s Annual report on Form 10-K filed with the Commission on February 25, 2020).#

10.4

Form of Stock Unit Notice and Stock Unit Agreement under the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan, as amended (June 2021 Retention Equity Awards) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2021).#

10.5

Form of Nonqualified Stock Option Award Agreement under the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan, as amended (June 2021 Retention Equity Awards) (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 10-Q filed with the Commission on August 5, 2021).#

10.6

Iovance Biotherapeutics, Inc. 2020 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2025).#

10.7

Iovance Biotherapeutics, Inc. Amended and Restated 2021 Inducement Plan (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 24, 2022).#

10.8

Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Inducement Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 23, 2021).#

10.9

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2021 Inducement Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 23, 2021).#

10.10

Form of Deferred Stock Unit Notice and Deferred Stock Unit Agreement under the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 4, 2022).#

10.11

Patent License Agreement by and between Genesis Biopharma, Inc. and the National Institutes of Health effective October 5, 2011 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on December 13, 2011).*

10.12

Cooperative Research and Development Agreement for Intramural-PHS Clinical Research, dated August 5, 2011, by and between the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, and Genesis Biopharma, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (Amendment No. 2) filed with the Commission on November 29, 2011).

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

10.23

Amendment #2 to the Cooperative Research and Development Agreement #02734, dated August 18, 2016, by and between the National Cancer Institute and Lion Biotechnologies, Inc. (incorporated herein by reference to Exhibit 10.3 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed with the Commission on August 31, 2016).

10.24

Amendment #3 to the Cooperative Research and Development Agreement #02734, dated September 7, 2021, by and between the National Cancer Institute and Iovance Biotechnologies, Inc. (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2025).+

10.25

Amendment #4 to the Cooperative Research and Development Agreement #02734, dated August 26, 2024, by and between the National Cancer Institute and Iovance Biotherapeutics, Inc. (incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2025).+

10.26

Manufacturing Services Agreement, dated November 23, 2015, by and between WuXi Advanced Therapies, Inc. and Lion Biotechnologies, Inc. (incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 9, 2017).*

10.27

Executive Employment Agreement, effective as of September 30, 2016, by and between Frederick G. Vogt and Lion Biotechnologies, Inc. (incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10 K filed with the Commission on March 12, 2018).#

10.28

Executive Employment Agreement effective as of July 18, 2019, by and between Friedrich-Reinhard Graf Finck von Finckenstein, M.D. and Iovance Biotherapeutics, Inc. (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2019).

10.29

Executive Employment Agreement, effective as of March 15, 2021, by and between Igor Bilinsky, Ph.D. and Iovance Biotherapeutics, Inc. (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 10-K filed with the Commission on May 6, 2021).#+

10.30

Executive Employment Agreement, effective as of January 10, 2022, by and between Raj K. Puri, M.D., Ph.D. and Iovance Biotherapeutics, Inc. (incorporated herein by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2025).#+

10.31

Executive Employment Agreement, effective as of January 25, 2025, by and between Daniel Gordon Kirby and Iovance Biotherapeutics, Inc. (incorporated herein by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2025).#+

10.32	First Amendment to Executive Employment Agreement, effective as of December 3, 2025, by and between Daniel Gordon Kirby and Iovance Biotherapeutics, Inc.**#+

10.33

Executive Employment Agreement, effective as of August 6, 2025, by and between Corleen Roche and Iovance Biotherapeutics, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 10-Q filed with the Commission on November 6, 2025).#+

10.34

Lease Agreement, effective as of May 28, 2019, by and between Iovance Biotherapeutics, Inc. and 300 Rouse Boulevard, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 3, 2019).

10.35

First Amendment to the Lease Agreement, effective as of August 20, 2019, between Iovance Biotherapeutics, Inc. and 300 Rouse Boulevard, LLC (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2019).

10.36

Second Amendment to the Lease Agreement, effective as of June 30, 2020, between Iovance Biotherapeutics, Inc. and 300 Rouse Boulevard, LLC (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2020).

10.37

Third Amendment to the Lease Agreement, effective as of November 1, 2021, between Iovance Biotherapeutics, Inc. and 300 Rouse Boulevard, LLC (incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 24, 2022).

10.38

Sublease, effective as of November 15, 2024, by and between Iovance Biotherapeutics, Inc. and Vaxcyte, Inc. (incorporated herein by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2025).+

10.39

Option Agreement, dated January 23, 2023, by and among Iovance Biotherapeutics, Inc., Iovance Biotherapeutics UK Ltd, Clinigen Holdings Limited, Clinigen Healthcare Limited, and Clinigen, Inc. (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed with the Commission on January 27, 2023).

10.40

Amended and Restated Open Market Sale Agreement, dated August 22, 2025, by and between Iovance Biotherapeutics, Inc. and Jefferies LLC (incorporated herein by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 22, 2025).

19.1	Iovance Biotherapeutics, Inc. Insider Trading Policy. (incorporated herein by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2025)
21.1	Subsidiaries of the Company. (incorporated herein by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2025)
23.1	Consent of Independent Registered Public Accounting Firm.**
24.1	Power of Attorney (included on the signature page of this Annual Report).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**
32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith).**
32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith).**
97.1

Iovance Biotherapeutics, Inc. Dodd-Frank Clawback Policy. (incorporated herein by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2025)

101

The following financial information from the Annual Report on Form 10-K of Iovance Biotherapeutics, Inc. for the year ended December 31, 2025, formatted inline XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of December 31, 2025 and 2024 (2) Statements of Operations for the years ended December 31, 2025, 2024, and 2023; (3) Statements of Stockholders’ Equity for the years ended December 31, 2025, 2024, and 2023; (4) Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023; and (5) Notes to Financial Statements.

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

IOVANCE BIOTHERAPEUTICS, INC.

Date: February 24, 2026	By:	/s/ Frederick G. Vogt
		Name:	Frederick G. Vogt, Ph.D., J.D.
		Title:	Interim Chief Executive Officer and President, and General Counsel

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Frederick G. Vogt, and Corleen Roche, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substituted, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frederick G. Vogt	Interim Chief Executive Officer and President, and	February 24, 2026
Frederick G. Vogt, Ph.D., J.D.	General Counsel (Principal Executive Officer) and Director

/s/ Corleen Roche	Chief Financial Officer	February 24, 2026
Corleen Roche	(Principal Financial Officer and Accounting Officer)

/s/ Michael Weiser	Director	February 24, 2026
Michael Weiser, M.D., Ph.D.

/s/ Ryan D. Maynard	Director	February 24, 2026
Ryan D. Maynard

/s/ Iain Dukes	Director	February 24, 2026
Iain Dukes, D.Phil.

/s/ Wayne Rothbaum	Director	February 24, 2026
Wayne Rothbaum

/s/ Athena Countouriotis	Director	February 24, 2026
Athena Countouriotis, M.D.

/s/ Wendy L. Yarno	Director	February 24, 2026
Wendy L. Yarno

IOVANCE BIOTHERAPEUTICS, INC.

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Iovance Biotherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Iovance Biotherapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

Description of the Matter

For the year ended December 31, 2025, the Company recognized product revenue of $264 million related to the sales of Amtagvi® and Proleukin®. As described in Note 2 to the Financial Statements, the Company recognizes revenue when a customer obtains control of promised goods. In the case of Amtagvi®, revenue is recognized upon infusion while for Proleukin®, transfer of control occurs upon customer receipt of the product, based on the transfer of legal title.

The principal consideration for our determination that performing procedures relating to product revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to revenue recognition cut-off given the magnitude of revenue transactions near the end of the fiscal year.

How We Addressed the Matter in Our Audit

We evaluated the design and tested the operating effectiveness of the Company’s internal controls related to the Company’s revenue recognition processes.

To test the cut off of revenue recognition, our audit procedures included, among others, (i) testing the completeness, accuracy and occurrence of revenue recognized for a sample of revenue transactions that took place near the end of fiscal year by obtaining and inspecting source documents, such as sales contracts, purchase orders, customer invoices, proof of delivery, and infusion confirmations and (ii) confirming a sample of outstanding customer invoice balances as of December 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices, records supporting infusion date, proof of delivery, and subsequent cash receipts.

Accounting for Amtagvi Inventory

Description of the Matter

At December 31, 2025, the Company’s net inventory balance was $60 million, and for the year ended December 31, 2025, the Company incurred $173 million in cost of sales. As discussed in Note 2 to the consolidated financial statements, inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis, and includes amounts related to materials, internal labor, external manufacturing costs, and allocable overhead.

Auditing the Company's accounting for inventory valuation and cost of sales measurement related to Amtagvi was challenging primarily due to the manual nature of the process and the high number of inputs involved in the calculation of overhead and labor allocation.

How We Addressed the Matter in Our Audit

We evaluated the design and tested the operating effectiveness of the Company’s internal controls related to the Company’s accounting for inventory valuation and measurement of cost of sales.

To test the valuation of inventory and measurement of cost of sales related to Amtagvi, our substantive audit procedures included, among others, testing a sample of expenses for the accuracy of department coding against source documentation, tracing selected Amtagvi lot information to manufacturing records, testing the allocation methodology and percentages, including recalculating for clerical accuracy for certain manual calculations, and performing corroborative inquiries with manufacturing personnel.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.
San Mateo, California
February 24, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Iovance Biotherapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Iovance Biotherapeutics, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Iovance Biotherapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 24, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Mateo, California
February 24, 2026

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share information)

	December 31,	December 31,
	2025	2024
ASSETS

Current Assets
Cash and cash equivalents	$163,078	$115,694
Trade accounts receivable	82,448	69,340
Short-term investments	133,902	208,087
Inventory	51,678	51,520
Prepaid expenses and other assets	11,583	12,377
Total Current Assets	442,689	457,018

Property and equipment, net	131,112	109,081
Intangible assets, net	279,324	282,398
Operating lease right-of-use assets	45,899	55,201
Restricted cash	5,980	6,359
Long-term assets	8,166	369
Total Assets	$913,170	$910,426

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$22,159	$27,509
Accrued expenses and other liabilities	111,156	81,936
Note payable - current	1,000	—
Operating lease liabilities	4,043	12,896
Total Current Liabilities	138,358	122,341

Non-Current Liabilities
Operating lease liabilities – non-current	44,401	44,365
Deferred tax liabilities	31,828	32,315
Long-term note payable	—	1,000
Total Non-Current Liabilities	76,229	77,680
Total Liabilities	214,587	200,021

Commitments and contingencies

Stockholders’ Equity
Series A Convertible Preferred stock, $0.001 par value; 17,000 shares designated, 194 shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Series B Convertible Preferred stock, $0.001 par value; 11,500,000 shares designated, 1,932,667 and 2,842,158 shares issued and outstanding as of December 31, 2025 and December 31, 2024 respectively	2	3
Common stock, $0.000041666 par value; 500,000,000 shares authorized, 411,938,061 and 305,252,194 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	17	13
Accumulated other comprehensive income (loss)	16,440	(1,046)
Additional paid-in capital	3,457,654	3,095,987
Accumulated deficit	(2,775,530)	(2,384,552)
Total Stockholders’ Equity	698,583	710,405
Total Liabilities and Stockholders’ Equity	$913,170	$910,426

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Statements of Operations

(In thousands, except per share information)

	Years Ended December 31,
	2025	2024	2023
Revenue
Product revenue, net	$263,502	$164,070	$1,189
Total revenue	263,502	164,070	1,189

Costs and expenses *
Cost of sales **	173,184	93,248	1,033
Research and development **	300,270	276,228	333,194
Selling, general, and administrative **	152,322	152,269	106,098
Depreciation and amortization	35,939	37,603	21,423
Restructuring charges	5,143	—	—
Total costs and expenses	666,858	559,348	461,748
Loss from operations	(403,356)	(395,278)	(460,559)
Other income
Interest and other income, net	10,307	20,273	13,043
Net Loss before income taxes	(393,049)	(375,005)	(447,516)
Income tax (expense) benefit	2,071	2,828	3,479
Net Loss	$(390,978)	$(372,177)	$(444,037)
Net Loss Per Share of Common Stock, Basic and Diluted	$(1.09)	$(1.28)	$(1.89)
Weighted Average Shares of Common Stock Outstanding, Basic and Diluted	357,345	289,877	235,131

* Non-cash stock-based compensation included in cost of sales and operating expenses
Cost of sales	$7,286	$8,554	$—
Research and development	26,959	49,270	34,926
Selling, general and administrative	27,330	51,799	27,699
	$61,575	$109,623	$62,625
** Excludes depreciation and amortization

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2025	2024	2023
Net Loss	$(390,978)	$(372,177)	$(444,037)
Other comprehensive loss:
Unrealized gain (loss) on investments	(54)	78	940
Foreign currency translation adjustment	17,540	(3,650)	2,488
Comprehensive Loss	$(373,492)	$(375,749)	$(440,609)

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Statements of Stockholders' Equity

(In thousands, except share information)

	Series A		Series B
	Convertible		Convertible				Additional	Accumulated Other			Total
	Preferred Sock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated		Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit		Equity
Balance - December 31, 2022	194	$—	2,842,158	$3	187,812,072	$8	$2,068,867	$(902)		$(1,568,338)	$499,638
Stock-based compensation expense	—	—	—	—	—	—	62,625	—		—	62,625
Vesting of restricted shares issued for services	—	—	—	—	1,253,465	—	—	—		—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(454,367)	—	(2,795)	—		—	(2,795)
Common stock issued upon purchase of employee stock purchase plan	—	—	—	—	435,459	—	2,410	—		—	2,410
Common stock issued upon exercise of stock options	—	—	—	—	8,860	—	63	—		—	63
Common stock sold in public and/or at the market offering, net of offering costs	—	—	—	—	67,080,226	3	463,278	—		—	463,281
Unrealized gain on investments	—	—	—	—	—	—	—	940		—	940
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	2,488			2,488
Net loss	—	—	—	—	—	—	—	—		(444,037)	(444,037)
Balance - December 31, 2023	194	$—	2,842,158	$3	256,135,715	$11	$2,594,448	$2,526		$(2,012,375)	$584,613

Balance - December 31, 2023	194	$—	2,842,158	$3	256,135,715	$11	$2,594,448	$2,526		$(2,012,375)	$584,613
Stock-based compensation expense	—	—	—	—	—	—	110,877	—		—	110,877
Vesting of restricted shares issued for services	—	—	—	—	3,150,172	—	—	—		—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(1,098,388)	—	(12,858)	—		—	(12,858)
Common stock issued upon purchase of employee stock purchase plan	—	—	—	—	497,044	—	2,952	—		—	2,952
Common stock issued upon exercise of stock options	—	—	—	—	425,925	—	3,266	—		—	3,266
Common stock sold in public and/or at the market offering, net of offering costs	—	—	—	—	46,141,726	2	397,302	—		—	397,304
Unrealized gain on investments	—	—	—	—	—	—	—	78		—	78
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	(3,650)	—	—	(3,650)
Net loss	—	—	—	—	—	—	—	—		(372,177)	(372,177)
Balance - December 31, 2024	194	$—	2,842,158	$3	305,252,194	$13	$3,095,987	$(1,046)		$(2,384,552)	$710,405

Balance - December 31, 2024	194	$—	2,842,158	$3	305,252,194	$13	$3,095,987	$(1,046)		$(2,384,552)	$710,405
Stock-based compensation expense	—	—	—	—	—	—	60,897	—		—	60,897
Vesting of restricted shares issued for services	—	—	—	—	5,136,198	—	—	—		—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(2,058,144)	—	(7,059)	—		—	(7,059)
Common stock issued upon purchase of employee stock purchase plan	—	—	—	—	796,402	—	1,510	—		—	1,510
Common stock issued upon exercise of stock options	—	—	—	—	2,586	—	15	—		—	15
Common stock sold in public and/or at the market offering, net of offering costs	—	—	—	—	101,899,334	4	306,303	—		—	306,307
Common stock issued from preferred stock conversion	—	—	(909,491)	(1)	909,491	—	1				—
Unrealized loss on investments	—	—	—	—	—	—	—	(54)		—	(54)
Foreign currency cumulative adjustments	—	—	—	—	—	—	—	17,540		—	17,540
Net loss	—	—	—	—	—	—	—	—		(390,978)	(390,978)
Balance - December 31, 2025	194	$—	1,932,667	$2	411,938,061	$17	$3,457,654	$16,440		$(2,775,530)	$698,583

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net loss	$(390,978)	$(372,177)	$(444,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	61,575	109,627	62,625
Unrealized foreign exchange loss	(238)	(175)	70
Amortization of intangible assets	23,077	26,379	9,849
Amortization of right of use asset	11,385	10,437	11,710
Depreciation and amortization of property and equipment	12,862	11,255	11,568
Deferred tax (benefit) expense	(2,071)	(2,828)	(3,479)
Excess and obsolescence reserve	13,404
Accretion of discounts and premiums on investments	(7,202)	(10,261)	(3,605)
Loss on asset disposals	44	7,355	—
Gain on derecognition of lease assets and liabilities	—	(5,568)	—
Changes in assets and liabilities:
Prepaid expenses, other assets and long-term assets	(8,023)	(2,113)	(10,062)
Trade accounts receivable	(13,108)	(69,189)	(149)
Inventory	(14,211)	(44,382)	(10,118)
Operating lease liabilities	(10,900)	(12,074)	(10,794)
Accounts payable	(6,661)	(7,841)	4,828
Accrued expenses and other liabilities	28,637	8,578	19,774
Net cash used in operating activities	(302,408)	(352,977)	(361,820)

Cash Flows from Investing Activities
Maturities of investments	400,000	428,000	285,583
Purchase of investments	(318,668)	(460,769)	(205,902)
Cash paid for acquisition, including contingent consideration, net of cash acquired	—	(52,573)	(212,633)
Purchase of property and equipment	(33,836)	(11,069)	(22,290)
Net cash provided by (used in) investing activities	47,496	(96,411)	(155,242)

Cash Flows from Financing Activities
Tax payments related to shares withheld for vested restricted stock units	(7,059)	(12,858)	(2,795)
Proceeds from the issuance of common stock under employee stock purchase plan	1,510	2,952	2,410
Proceeds from the issuance of common stock upon exercise of options	15	3,266	63
Proceeds from the issuance of common stock, net	306,307	397,304	463,281
Net cash provided by financing activities	300,773	390,664	462,959
Effect of foreign exchange rate changes	1,144	(541)	(2,740)
Net increase (decrease) in cash, cash equivalents and restricted cash	47,005	(59,265)	(56,843)
Cash, Cash Equivalents and Restricted Cash Beginning of Period	122,053	181,318	238,161
Cash, Cash Equivalents and Restricted Cash End of Period	$169,058	$122,053	$181,318

Supplemental disclosure of non-cash investing and financing activities:
Fair value of net assets acquired	$—	$—	$222,637
Net unrealized loss on investments	54	78	940
Acquisition of property and equipment included in accounts payable and accrued expenses	8,501	7,365	4,062
Intangible asset and deferred tax liability arising from contingent consideration	—	17,495	—
Conversion of convertible preferred stock to common stock	1	—	—
Lease liabilities arising from obtaining right-of-use asset from new leases	—	2,306	177
Increase / (decrease) in lease liabilities due to obtaining/(reduction in) right-of-use assets from lease modifications	2,084	(7,833)	1,033

The accompanying notes are an integral part of these consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL ORGANIZATION, BUSINESS AND LIQUIDITY

General Organization and Business

Iovance Biotherapeutics, Inc. (the “Company”) is a commercial-stage biopharmaceutical company pioneering a transformational approach to treating cancer. The Company’s mission is to be the global leader in innovating, developing, and delivering tumor infiltrating lymphocyte (“TIL”) cell therapies for patients with solid tumor cancers. TIL cell therapies harness the individual immune system’s ability to recognize and destroy cancer cells that are unique to each patient. These individualized therapies are manufactured using centralized, scalable, and proprietary manufacturing processes which rejuvenate and multiply each patient’s polyclonal T cells into the billions.

The Company was founded to build upon the promise of TIL cell therapy initially developed at academic research centers, including the National Cancer Institute (“NCI”). The Company’s multi-center trials, scalable manufacturing, regulatory approvals, and commercial infrastructure have transformed TIL cell therapy from a research product available to only a small number of patients, into a commercially viable treatment that is accessible for thousands of cancer patients.

The Company’s two commercial products include Amtagvi® (lifileucel), and Proleukin® (aldesleukin), an interleukin-2 (“IL-2”) product used in the Amtagvi® treatment regimen and in other applications.

Amtagvi® is the first one-time, individualized T cell therapy for a solid tumor cancer and for the treatment of adult patients with previously treated advanced, or unresectable or metastatic melanoma. Amtagvi® is administered as part of a treatment regimen that includes lymphodepletion and a short course of Proleukin®.

Globally, Amtagvi® has the potential to address tens of thousands of previously treated advanced melanoma patients annually. Amtagvi® is approved in the U.S. and Canada, and the Company plans to launch Amtagvi® into additional markets with a high prevalence of advanced melanoma. Potential approvals are pending in the United Kingdom (“UK”) and Australia in the first half of 2026, and Switzerland in 2027. In the European Union (“EU”), the Company withdrew its initial marketing authorization application (“MAA”) in July 2025. The Company is working with the European Medicines Agency (“EMA”) to resubmit a centralized MAA in 2026.

The Company’s development pipeline consists of TIL cell therapies and next generation approaches in additional solid tumor cancers, including one-time TIL monotherapies for previously treated patients and TIL cell therapy combined with standard of care in earlier treatment settings. The Company is conducting two ongoing registrational trials in frontline advanced melanoma and previously treated advanced non-small cell lung cancer (“NSCLC”). The Company plans to commence a registrational trial in previously treated advanced undifferentiated pleomorphic sarcoma and dedifferentiated liposarcoma in the second quarter of 2026 and engage with the Food and Drug Administration on a path to expedited approval.

Liquidity

As of December 31, 2025, the Company had $303.0 million in cash, cash equivalents, short-term investments, and restricted cash ($163.1 million of cash and cash equivalents, $133.9 million in short-term investments, and $6.0 million in restricted cash). The Company has launched its first internally developed commercial product and continues to be engaged in the development of therapeutics to fight cancer, specifically solid tumors. With the approval of the Biologics License Application (“BLA”), the Company began to generate revenue from the sale of its product Amtagvi® in the second quarter of 2024. Furthermore, following the acquisition of the worldwide rights to Proleukin® (as discussed below in Note 4 - Proleukin® Acquisition) in the second quarter of 2023, the Company began to generate revenue from the sales of Proleukin®. However, such revenues for Amtagvi® and Proleukin® may not be material enough to generate positive operational cash flows during the 12 months from the date the consolidated financial statements are issued, and this Form 10-K is filed. The Company incurred a net loss of $391.0 million for the year ended December 31, 2025, and used $302.4 million of cash in its operating activities during the year ended December 31, 2025.

The Company expects to continue to incur significant expenses to support commercial activities for Amtagvi®, fund ongoing clinical programs, including its NSCLC registrational study, IOV-LUN-202, and its frontline advanced melanoma Phase 3 confirmatory trial, TILVANCE-301, continue the development of its pipeline candidates, and for other general corporate purposes. Based on the funds the Company has available as of the date these consolidated financial statements for December 31, 2025 are

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

issued, the Company believes that it has sufficient capital to fund its anticipated operating expenses and capital expenditures as planned for at least the next twelve months from the date these consolidated financial statements are issued.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Cash, Cash Equivalents, and Investments

The Company’s cash and cash equivalents include short-term investments with original maturities of three months or less when purchased. The Company's investments are classified as “available-for-sale.” The Company includes these investments in current assets or non-current assets in the consolidated balance sheets based on the length of maturity from the reporting date and carries them at fair value. Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive loss. Impairment losses related to credit losses (if any) are recorded as an allowance for credit losses with an offsetting entry to Interest and other income, net. No impairment losses related to credit losses were recognized for the years ended December 31, 2025, 2024 and 2023. The cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in Interest and other income, net in the consolidated statements of operations. Gains and losses on securities sold are recorded based on the specific identification method and are included in Interest and other income, net in the consolidated statements of operations. The Company has not incurred any realized gains or losses from sales of securities to date. The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities and commercial paper, and places restrictions on maturities and concentration by type and issuer, except for securities issued by the U.S. government.

Restricted Cash

As of December 31, 2025, and December 31, 2024, restricted cash totaled $6.0 million and $6.4 million, respectively. These amounts have been classified as either current or non-current assets in the Company’s consolidated balance sheet based on the maturity date of the underlying letter of credit agreement.

The Company maintains a required minimum balance in segregated bank accounts in connection with its letters of credit for which amounts are restricted as to their use by the Company. As of December 31, 2025, the Company’s letters of credit were primarily comprised of a letter of credit for the benefit of the iCTC used as a security deposit for the lease in the amount of $5.45 million and a letter of credit for $0.6 million for the benefit of the landlord for the Company’s headquarters lease (See Note 16 - Leases). The letter of credit for $5.45 million originally expired on May 28, 2020, however, it automatically extends for additional one-year periods, without written agreement, to May 28 in each succeeding calendar year, through at least 60 days after the lease expiration date. Further, on the expiration of the seventh year of the lease, and each anniversary date thereafter, the letter of credit may be decreased by $1.0 million, with a minimum-security deposit of $1.5 million maintained through the end of the lease term. The letter of credit with the landlord for the Company’s headquarters lease expires on February 1, 2032, however, it will be automatically extended, without written agreement, for one-year periods to February in each succeeding calendar year.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2025	2024	2023
Cash and cash equivalents	$163,078	$115,694	$114,888
Restricted cash	5,980	6,359	66,430
Total cash, cash equivalents and restricted cash	$169,058	$122,053	$181,318

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

Deferred tax liabilities arising from basis differences in assets acquired are calculated using the simultaneous equations method under ASC Topic 740, Income Taxes (“ASC 740”), and based on the effective tax rate. The resulting deferred tax liability is recorded in the consolidated balance sheet as of December 31, 2025.

Contingent consideration in the scope of ASC Topic 815, Derivatives and Hedging (“ASC 815”), is included in the cost of the asset acquisition at its acquisition date fair value. Contingent consideration in the scope of ASC Topic 450, Contingencies (“ASC 450”), is recognized when it is both probable and reasonably estimable.

Inventory and Cost of Sales

Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. Cost includes amounts related to materials, internal labor, costs of external manufacturing and overhead. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Inventoriable costs incurred, such as manufacturing costs incurred prior to regulatory approval that did not qualify for capitalization and clinical manufacturing costs, are expensed as incurred as research and development expenses.

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

Proleukin® inventories presented in the consolidated balance sheet as of December 31, 2025, and 2024 include a step-up of the fair value of inventories as a result of the acquisition of the worldwide rights to Proleukin®. The non-cash amortization expense of the fair value step-of acquired inventory is recognized as the acquired inventory units are sold and recorded in depreciation and amortization on our consolidated statement of operations.

The Company periodically reviews inventory for excess and obsolescence, considering factors such as its most recent sales and manufacturing forecast compared to quantities on hand and the expiration date of the product and materials. The Company adjusts its inventory that is obsolete or otherwise unmarketable to its estimated net realizable value in the period in which the impairment is first

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

identified. Any such adjustments are included as a component of cost of sales within the Company’s consolidated statements of operations.

Cost of sales includes inventory and period costs related to overhead and manufacturing costs of Amtagvi® during the period from approval through December 31, 2025, as well as the cost of inventories and other costs that are directly associated with the purchase and sales of Proleukin®. In addition, cost of sales in the Company’s consolidated statements of operations includes royalties payable on sales of its products.

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

The Company reviews intangible assets for impairment at least annually and whenever events or changes in circumstances have occurred, which could indicate that the carrying value of the assets are not recoverable. If such indicators are present, the Company assesses the recoverability of affected assets by determining if the carrying value of the assets is less than the sum of the undiscounted future cash flows of the assets. If the assets are found to not be recoverable, the Company measures the amount of impairment by comparing the carrying value of the assets to their fair values. The Company determined that no indicators of impairment existed as of December 31, 2025 or December 31, 2024.

Leases

The Company determines if an arrangement includes a lease at inception and thereafter, if modified. Operating leases are included in its consolidated balance sheets as operating lease right-of-use assets and operating lease liabilities as of December 31, 2025 and 2024. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date or modification date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses an estimated incremental borrowing rate that is applicable to the Company based on the information available at the later of the lease commencement or modification date.

The operating lease right-of-use assets also include any lease payments made less lease incentives. The Company’s leases may include options to extend or terminate the lease, which is considered in the lease term when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term and recorded in costs

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the U.S., products are sold principally to hospitals and clinics, as well as distributors and wholesalers, and outside of the U.S. to hospitals and clinics. Contractual performance obligations are usually limited to transfer of control of the product to the customer. In the case of Amtagvi®, revenue is recognized upon infusion while for Proleukin®, transfer of control occurs either upon shipment or upon receipt of the product after considering when the customer obtains legal title to the product. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring its products and is generally based on a list of fixed prices less allowances for chargebacks, product returns, rebates, and discounts. The Company’s payment terms to customers range from 45 to 105 days; payment terms differ by customer and by product.

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

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the event advance payments are made to a CRO, CMO or other outside service provider, the payments are recorded within prepaid expenses and other current assets in the consolidated balance sheets and subsequently recognized as research and development expense in the consolidated statements of operations when the associated services have been performed. As actual costs become known, the Company adjusts its estimates, liabilities, and assets. Inputs used in the determination of estimates discussed above may vary from actual, which will result in adjustments to research and development expense in future periods.

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

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

incurred, and the Company accrues for services provided by third parties related to such expenses by monitoring the status of services provided and receiving estimates from its service providers and adjusting its accruals as actual costs become known.

Income Taxes

The Company accounts for income taxes using the asset and liability method whereby deferred tax assets and liabilities are recognized for the differences between the carrying amounts of existing assets and liabilities for financial reporting purposes and their respective tax bases. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of changes in tax laws and rates on deferred tax assets and liabilities is recognized in income in the period of enactment.

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

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025, 2024, and 2023, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	As of December 31,
	2025	2024	2023
Stock options	18,025,891	18,218,126	18,899,849
Restricted stock units	9,080,465	9,547,643	296,751
Employee Stock Purchase Plan	533,510	239,366	3,453,901
Series A Convertible Preferred Stock*	97,000	97,000	97,000
Series B Convertible Preferred Stock*	1,932,667	2,842,158	2,842,158
	29,669,533	30,944,293	25,589,659

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

Beginning in the third quarter of 2025, the Company began separately presenting depreciation and amortization expense on the consolidated statement of operations. Certain prior period amounts reported in the Company’s consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. These reclassifications did not have an impact on the Company’s previously presented net results of operations, financial position, or cash flows.

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

Segment Reporting

The Company operates in one segment, focused on innovating, developing and commercializing therapies using autologous TIL for patients with solid tumor cancers. Refer to Note 12 to the consolidated financial statements included in this Annual Report on Form 10-K for details.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations

The Company is subject to credit risk from its portfolio of cash, cash equivalents, and investments. Under its investment policy, the Company limits amounts invested in such securities by credit rating, maturity, industry group, investment type, and issuer, except for securities issued by the U.S. government. The Company does not believe it is exposed to any significant concentrations of credit risk from these financial instruments. The Company maintains cash, cash equivalents, and investment balances at three financial institutions. Management believes that the financial institutions which hold its cash are financially sound and, accordingly, minimal credit risk exists. As of December 31, 2025 and 2024, respectively, the Company’s cash balances were in excess of insured limits maintained at the financial institutions.

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, on a prospective basis. Early adoption and retrospective reporting are permitted. The Company has adopted ASU 2023-09 in its December 31, 2025, consolidated financial statements on a prospective basis.

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

NOTE 3. CASH EQUIVALENTS AND INVESTMENTS

The amortized cost and fair value of cash equivalents and investments as of December 31, 2025 and December 31, 2024 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2025	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$133,839	$63	$—	$133,902
Money market funds	60,468	—	—	60,468
Total investments	$194,307	$63	$—	$194,370

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2024	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$207,970	$117	$—	$208,087
Money market funds	61,432	—	—	61,432
Total investments	$269,402	$117	$—	$269,519

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of cash equivalents and investments as of December 31, 2025 and December 31, 2024 are classified as follows in the Company’s consolidated balance sheets (in thousands):

	December 31,	December 31,
Classified as:	2025	2024
Cash equivalents	$60,468	$61,432
Short-term investments	133,902	208,087
Total investments	$194,370	$269,519

Cash equivalents in the tables above exclude cash demand deposits of $102.6 million and $54.3 million as of December 31, 2025 and 2024, respectively. Unrealized gains and losses are included in accumulated other comprehensive loss, and as of December 31, 2025 and 2024 no unrealized losses on available-for-sale securities have resulted from credit risk. All available-for-sale securities held as of December 31, 2025 and December 31, 2024 had contractual maturities of less than one year. No significant available-for-sale securities held as of the periods presented have been in a continuous unrealized loss position for more than 12 months. To date, the Company has not recorded any impairment charges on its investments.

Recurring Fair Value Measurements

As of December 31, 2025 and 2024, the fair value of the Company’s financial assets that are measured at fair value on a recurring basis, which consist of cash equivalents and short-term and long-term investments classified as available-for-sale securities, are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$133,902	$—	$—	$133,902
Money market funds	60,468	—	—	60,468
Total investments	$194,370	$—	$—	$194,370

	Assets at Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$208,087	$—	$—	$208,087
Money market funds	61,432	—	—	61,432
Total	$269,519	$—	$—	$269,519

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

NOTE 5. INTANGIBLE ASSETS, NET

The gross carrying amounts and net book value of intangible assets as of December 31, 2025 and December 31, 2024 are as follows (in thousands):

	December 31,	December 31,
	2025	2024
Developed technology	$326,497	$304,939
Assembled workforce	688	643
Intellectual property license	7,500	7,500
Patents	475	—
Total intangible assets	$335,160	$313,082
Less: accumulated amortization	(55,836)	(30,684)
Intangible assets, net	$279,324	$282,398

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized amortization expense of $22.6 million and $21.2 million during the years ended December 31, 2025 and December 31, 2024, respectively, excluding non-cash amortization expense of the fair value step-of acquired inventory.

The total estimated amortization of the Company’s intangible assets for the years ending December 31, 2026, 2027, 2028, 2029 and 2030 are $22.9 million, $22.8 million, $22.8 million, $22.8 million, and $22.8 million, respectively.

NOTE 6. INVENTORY

As of December 31, 2025 and December 31, 2024, inventory consists of the following (in thousands):

	December 31,	December 31,
	2025	2024
Raw materials	$31,682	$27,743
Work in process	5,044	8,765
Finished goods	22,827	15,012
Total inventory	$59,553	$51,520

Inventory includes $14.3 million for excess and obsolescence reserves recorded for the year ended December 31, 2025, such reserve being primarily related to excess Proleukin® inventory resulting from a manufacturer contract inherited in the Acquisition for which we cannot yet fully utilize the required purchase quantities while we scale the Amtagvi® commercial launch. The reserve includes $7.0 million for a non-cancellable purchase commitment of Proleukin® as of December 31, 2025 that was delivered in the first quarter of 2026.

Inventory expected to be used or sold more than twelve months from the balance sheet date is classified as long-term other assets on the consolidated balance sheet. As of December 31, 2025 the Company recorded $7.9 million of inventory as long-term other assets. There was no long-term inventory recorded as of December 31, 2024.

NOTE 7. REVENUE

Net revenue for the periods presented represents sales of Amtagvi® and Proleukin® as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Amtagvi®	$220,024	$103,567	$—
Proleukin®	43,478	60,503	1,189
Total net revenue	$263,502	$164,070	$1,189

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

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue from product sales was recorded net of GTN adjustments. The following table summarizes GTN adjustments for the periods presented (in thousands):

	Years Ended December 31,
	2025	2024	2023
Gross revenue	$268,005	$169,170	$1,192
GTN adjustments:
Government rebates and chargebacks	(600)	(172)	—
Wholesaler fees and cash discounts	(2,819)	(3,226)	(3)
Other rebates, returns, discounts and adjustments	(1,084)	(1,702)	—
Total GTN adjustments	(4,503)	(5,100)	(3)
Net revenue	$263,502	$164,070	$1,189

Consolidated net product revenue by geographic area for the periods presented is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
United States	$259,013	$161,043	$—
Rest of world	4,489	3,027	1,189
Net revenue	$263,502	$164,070	$1,189

Net product revenue in the U.S. is comprised of Amtagvi® revenue, as well as Proleukin® sales to support the ongoing commercialization of Amtagvi®. Net product revenue to date for the rest of world is comprised of sales of Proleukin® into markets outside of the U.S., primarily into European markets.

The following table summarizes the amount and percentage of gross revenue attributable to customers that represented more than 10% of the Company’s gross revenue and all other customers as a group for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively (in thousands, except percentages):

	Year Ended December 31, 2025			Year Ended December 31, 2024		Year Ended December 31, 2023
		$	%	$	%		$	%
Customer A	$	*	0%	$28,395	17%	$	*	0%
Other customers		268,005	100%	140,775	83%		1,192	100%
Gross revenue		$268,005	100%	$169,170	100%		$1,192	100%
GTN adjustments		(4,503)		(5,100)			(3)
Net revenue		$263,502		$164,070			$1,189

* Represents customer below 10%

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	December 31,	December 31,
	2025	2024
Leasehold improvements	$90,385	$67,375
Lab, process, and validation equipment	31,499	25,477
Utility equipment	7,306	5,990
Office furniture and equipment	2,573	1,998
Computer software	8,512	8,512
Computer equipment	2,144	448
Machinery and equipment	1,814	363
Construction in progress	35,649	34,938
Total property and equipment, cost	$179,882	$145,101
Less: Accumulated depreciation and amortization	(48,770)	(36,020)
Property and equipment, net	$131,112	$109,081

Depreciation and amortization expense, excluding depreciation capitalized in inventory, for the years ended December 31, 2025, 2024, and 2023 was approximately $12.9 million, $12.0 million, and $11.6 million, respectively.

NOTE 9. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2025	2024
Accrued payroll and employee related expenses	$33,780	$31,910
Clinical related	32,788	13,017
Manufacturing related	18,018	10,084
Facilities related	6,447	6,748
Legal and related services	1,416	2,466
Inventory and distribution related	13,574	12,471
Other accrued expenses	5,133	5,240
Total accrued expenses	$111,156	$81,936

NOTE 10. STOCKHOLDERS’ EQUITY

Common Stock

The Company’s certificate of incorporation, as amended, authorizes the issuance of up to 500,000,000 shares of the Company’s common stock, par value $0.000041666. As of December 31, 2025, 411,938,061 shares of the Company’s common stock were issued and outstanding.

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

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

offering, including the exercise of the option by the underwriters, were $161.5 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.

At the Market Offering Program

On November 18, 2022, the Company entered into an Open Market Sale Agreement (the “2022 Sale Agreement”) with Jefferies LLC (“Jefferies”). Under the terms of the 2022 Sale Agreement, the Company was able to, from time to time, at its sole discretion, issue and sell through Jefferies, acting as a sales agent, up to $500.0 million of shares of the Company’s common stock. On June 16, 2023, the Company entered into a new Open Market Sale Agreement (the “2023 Sale Agreement”), which superseded and replaced in its entirety the 2022 Sale Agreement, which was terminated by the Company. Under the terms of the 2023 Sale Agreement, the Company was able to, from time to time, in its sole discretion, issue and sell through Jefferies, acting as a sales agent, up to $450.0 million of shares of the Company’s common stock. The 2023 Sale Agreement was terminated in July 2025 upon the issuance and sale, through Jefferies, of all Common Shares subject to the 2023 Sale Agreement. On August 22, 2025, the Company entered into an Amended and Restated Open Market Sale Agreement (the “2025 Sale Agreement”) with Jefferies. Under the terms of the 2025 Sale Agreement, the Company may, from time to time, in its sole discretion, issue and sell through Jefferies, acting as a sales agent, up to $350.0 million of shares of the Company’s common stock (the “Common Shares”). The issuance and sale, if any, of the shares of common stock by the Company under the 2025 Sale Agreement was made pursuant to a prospectus supplement dated August 22, 2025 to the Company’s Registration Statement on Form S-3ASR, originally filed with the Securities and Exchange Commission on June 16, 2023, which became effective immediately upon filing.

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

For the years ended December 31, 2025, 2024 and 2023, the Company received $306.3 million, $200.0 million, and $301.7 million in net proceeds, net of offering costs, through the sale of 101,899,334 shares, 23,127,726 shares and 44,080,226 shares of its common stock through the 2025 Sale Agreement, the 2023 Sale Agreement and/or the 2022 Sale Agreement at a weighted average price per share of $3.07, $8.82 and $6.99, respectively.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock. As of December 31, 2025, 17,000 shares were designated as Series A Convertible Preferred Stock and 11,500,000 shares were designated as Series B Convertible Preferred Stock.

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

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

common stock payable in shares of common stock) unless the holders of the Series A Convertible Preferred Stock shall first receive an equal dividend on each outstanding share of Series A Convertible Preferred Stock.

No shares of Series A Convertible Preferred Stock were converted to common stock during the year ended December 31, 2025 and 2024. As of December 31, 2025, and 2024, 194 shares of Series A Convertible Preferred Stock (that are convertible into 97,000 shares of common stock) remained outstanding.

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

During the year ended December 31, 2025, 909,491 shares of Series B Convertible Preferred Stock were converted into 909,491 shares of common stock. No shares of Series B Convertible Preferred Stock were converted to common stock during the year ended December 31, 2024. At December 31, 2025 and 2024, 1,932,667, and 2,842,158 shares of Series B Preferred Stock (that are convertible into 1,932,667, and 2,842,158 shares of common stock) remained outstanding, respectively.

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

On April 22, 2018, the Company’s Board of Directors (the “Board”) adopted the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan (the “2018 Plan”), which was approved by the Company’s stockholders in June 2018. The 2018 Plan as approved initially authorized the issuance up to an aggregate of 6,000,000 shares of common stock in the form of incentive (qualified) stock options, non-qualified options, common stock, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards or any combination of the foregoing. On June 8, 2020, the Company's stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2018 Plan from 6,000,000 to 14,000,000 shares, which became effective immediately. Additionally, on June 10, 2022, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2018 Plan from 14,000,000 to 20,700,000 shares, which became effective immediately. On June 6, 2023, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 20,700,000 to 29,700,000, which became effective immediately. On June 11, 2024, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 29,700,000 to 36,700,000 and permit share recapture from the 2014 Plan, which became effective immediately. On June 10, 2025, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 36,700,000 to 49,200,000 shares and permit share recapture from the 2014 Plan, which became effective immediately. As of

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 18,896,530 shares of common stock were available for grant under the Company’s 2018 Plan, including shares recaptured from the 2014 Plan.

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

The Compensation Committee approved additional amendments to the 2021 Inducement Plan solely to increase the number of shares reserved for issuance under the 2021 Inducement Plan from 1,750,000 to 2,250,000 shares of the Company’s common stock on March 13, 2023, from 2,250,000 to 2,750,000 shares of the Company’s common stock on February 26, 2024, and from 2,750,000 shares to 4,750,000 shares on November 22, 2024 without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, equity awards under the 2021 Inducement Plan may only be made to an employee if such employee is granted such equity awards in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. In addition, awards under the 2021 Inducement Plan may only be made to employees who have not previously been an employee or member of the Board (or any parent or subsidiary of the Company) or following a bona fide period of non-employment of the employee by the Company (or a parent or subsidiary of the Company). As of December 31, 2025, 91,598 shares of common stock were available for grant under the Inducement Plan.

Stock Options

A summary of the status of stock options as of December 31, 2025, and the changes during the year then ended, is presented in the following table:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contract	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2024	18,218,126	$17.41
Issued	3,269,680	3.07
Exercised	(2,586)	5.80
Expired/Cancelled	(3,459,329)	16.20
Outstanding at December 31, 2025	18,025,891	$15.05	5.75	$893,005
Ending vested and expected to vest at December 31, 2025	18,025,891	$15.05	5.75	$893,005
Options exercisable at December 31, 2025	14,010,505	$18.04	4.79	$—

As of December 31, 2025, there was $11.0 million of total unrecognized compensation expense related to unvested employee stock options. The unrecognized compensation expense is estimated to be recognized over a period of 2.07 years as of December 31, 2025.

The weighted average grant date fair value for employee options granted under the Company's stock option plans during the years ended December 31, 2025, 2024, and 2023 was $2.24, $6.97, and $4.91 per option, respectively.

The aggregate intrinsic value in the table above reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year ended December 31, 2025 and the exercise price of the options, multiplied by the

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2025. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

The aggregate intrinsic value of stock options exercised during the year ended December 31, 2025, 2024 and 2023, was de minimis, $1.1 million, and $0.01 million, respectively.

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

The compensation expense related to the 2020 ESPP for the years ended December 31, 2025, 2024 and 2023 was $1.2 million, $1.5 million, and $1.2 million, respectively. Under the 2020 ESPP, for the years ended December 31, 2025 and 2024, the Company received proceeds of $1.5 million for the issuance of 796,402 shares and $3.0 million for the issuance of 497,044 shares, respectively. As of December 31, 2025, there was $0.5 million of unrecognized compensation cost associated with the 2020 ESPP, which is expected to be recognized over 5.3 months.

Restricted Stock Units and Performance Restricted Stock Units

In addition to RSUs that have time-based vesting requirements, from time to time the Company may issue RSUs that include certain performance vesting criteria based upon the satisfaction of stated objectives (“PRSUs”). Compensation expense related to PRSUs is based on the grant date fair value of the award and recorded from the period that achievement is determined to be probable through the stated service period associated with the award. There were no unvested PRSUs outstanding as of December 31, 2025 and 2024.

Activity for RSUs and PRSUs during the year ended December 31, 2025 is presented in the following table:

		Weighted
	Number	Average
	of	Grant Date
	RSUs and PRSUs	Fair Value
Outstanding at December 31, 2024	9,547,643	$15.08
Granted	7,069,396	3.96
Vested/Released	(5,136,198)	15.78
Canceled/Forfeited	(2,400,376)	8.73
Outstanding at December 31, 2025	9,080,465	$7.71
Ending vested and expected to vest at December 31, 2025	8,784,646	$7.68

As of December 31, 2025, there was $43.8 million of unrecognized stock-based compensation expense associated with unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of 1.78 years. The aggregate

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

intrinsic value of the unvested RSUs outstanding as of December 31, 2025 was $24.8 million and the aggregate intrinsic value of the unvested RSUs and PRSUs as of December 31, 2024 was $70.7 million.

Stock-Based Compensation

Total stock-based compensation expense by type of award was as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Stock option expense	$12,840	$21,112	$45,340
Restricted stock expense	47,489	87,025	16,062
ESPP expense	1,246	1,486	1,223
Total stock-based compensation expense	$61,575	$109,623	$62,625

The amount included in capitalized inventory for stock-based compensation expense for personnel engaged with manufacturing activities was $0.6 million and $1.2 million as of December 31, 2025 and 2024, respectively.

The following table summarizes the assumptions relating to options granted pursuant to the Company’s equity incentive plans for the years ended December 31, 2025, 2024, and 2023:

	Stock Options			ESPP
	Years Ended December 31,			Years Ended December 31,
Assumptions:	2025	2024	2023	2025	2024	2023
Expected term (years)	5.56 - 5.64	5.41 - 5.56	5.18 - 5.37	0.50	0.50	0.50
Expected volatility	84.57% - 92.28%	85.03% - 85.85%	83.63% - 84.21%	73.85% - 116.86%	73.85% - 98.85%	72.96% - 83.36%
Risk-free interest rate	3.80% - 4.41%	3.61% - 4.33%	3.59% - 4.60%	3.66% - 4.35%	4.35% - 5.40%	5.38% - 5.40%
Expected dividend yield	0%	0%	0%	0%	0%	0%

-	Expected Term (Years)—The expected term of the stock option grants was calculated based on historical exercises, cancellations, and forfeitures of stock options and outstanding option shares.
-	Expected Volatility —The expected volatility is based on the historical volatility for the Company's stock over a period equal to the expected terms of the options.
-	Risk-Free Interest Rate —The risk-free interest rate was based on the market yield currently available on United States Treasury securities with maturities approximately equal to the option’s expected term.
-	Expected Dividend Yield —The Company has never paid dividends and does not expect to pay dividends in the foreseeable future.
-	Forfeiture Rate —The Company recognizes forfeitures as they occur.

Each of the inputs discussed above is subjective and generally requires significant management judgment.

NOTE 11. RESTRUCTURING

In August 2025, the Company announced a strategic restructuring plan with an associated reduction in workforce as a result of a review of current strategic priorities, resource allocation, and cost reduction intended to reduce operating costs, streamline operations, and extend its cash runway. In connection with the restructuring plan, the Company recognized severance and other charges of $5.1 million for the year ended December 31, 2025, primarily related to severance payments, costs for outplacement services, and post-employment benefits. As of December 31, 2025, there were no material remaining obligations related to the strategic restructuring plan.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Beginning in the third quarter of 2025, the Company began separately presenting depreciation and amortization expense on the consolidated statement of operations as well as in its internal reporting to the CODM. As a result, the Company has recast prior period amounts to align with the information that is used by the CODM.

The table below highlights the Company’s revenue, expenses and net loss for the segment and is reconciled to net loss on a consolidated basis for the years ended December 31, 2025, 2024, and 2023, respectively.

	Year Ended December 31, 2025
(in thousands)	2025	2024	2023
Net sales	$263,502	$164,070	$1,189

Cost of sales
Cost of goods sold (excluding depreciation and amortization) (a)	$155,809	$70,497	$1,033
Stock-based compensation	7,286	8,554	—
Royalties	10,089	14,197	-
Total cost of sales	$173,184	$93,248	$1,033

Expenses
Research and development	$273,311	$226,958	$298,268
General and administrative	73,537	62,443	78,399
Sales and marketing	51,455	38,027	-
Depreciation and amortization	35,939	37,603	21,423
Restructuring charges	5,143	-	—
Other segment items (b)	41,911	77,968	46,103
Total expenses	$481,296	$442,999	$444,193

Net loss	$(390,978)	$(372,177)	$(444,037)

a)

Cost of goods sold represents inventory and period costs related to overhead, manufacturing costs of Amtagvi®, and reserves associated with excess and obsolete inventory, as well as costs associated with the purchases and sales of Proleukin®. Also included are manufacturing and period costs incurred for Amtagvi® that do not meet specifications or a patient is unable to receive the infusion. For patients that can be administered Amtagvi® as part of a clinical trial in an expanded or early access program, or single-patient investigational new drug submission, costs are recorded as research and development expenses based on the fact the Company receives clinical data related to these infusions. This category is provided to the CODM on a quarterly basis in comparison to that of previous quarters for review as these costs are controllable costs that indicate operating performance of the Company.

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

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan covering substantially all U.S. employees under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “IRC”). The Company's matching contribution to the defined contribution plan was $6.4 million, $4.7 million, and $4.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

NOTE 14. INCOME TAXES

Loss before provision of income taxes consisted of U.S. losses of $350.2 million, $359.9 million, and $433.5 million, and foreign losses of $42.9 million, $15.1 million, and $14.0 million for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively. The Company recorded a tax benefit of $2.1 million, $2.8 million, and $3.5 million for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively, which resulted in an effective tax rate of 0.53%, 0.75%, and 0.78%, respectively. The income tax benefit for the periods presented primarily relates to operations in the United Kingdom and the change in deferred tax assets and liabilities.

The significant components of the Company’s net deferred tax assets and liabilities are summarized as follows (in thousands):

	As of December 31,
	2025	2024
Deferred income tax assets
Net operating loss carryforwards	$416,152	$302,875
Stock-based compensation	41,275	40,909
Tax credit carryforwards	65,184	66,874
Lease liabilities	14,911	14,759
Capitalized R&D	147,823	137,577
Reserves and accruals	18,916	11,523
Other	2,217	—
Deferred tax assets before valuation allowance	706,478	574,517
Less: valuation allowance	(687,503)	(557,587)
Net deferred income tax assets	18,975	16,930
Deferred tax liabilities
Right-of-use assets	(14,128)	(14,228)
Depreciation and amortization	(36,496)	(35,017)
Other	(179)	—
Net deferred tax liabilities	$(31,828)	$(32,315)

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the effective income tax rate to the U.S. statutory rate is as follows (in thousands):

	As of December 31, 2025
U.S. Federal statutory tax rate	$(82,541)	21%
Foreign tax effects
United Kingdom
Nontaxable or nondeductible items	4,225	(1)%
Other	1,310	(0)%
Other foreign jurisdictions	1,392	(0)%
Tax credits
Research and development and orphan drug credit	(1,743)	0%
Changes in valuation allowances	58,543	(15)%
Nontaxable or nondeductible items
Share based compensation	19,035	(5)%
Nondeductible officers' compensation	(4,598)	1%
Other nontaxable or nondeductible items	1,782	(0)%
Others	524	(0)%
Effective tax rate	$(2,071)	1%

The following table presents the required disclosures prior to our adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax rate to the actual global effective income tax rate for the years ended December 31, 2024, and December 31, 2023:

	2024	2023
Federal statutory tax rate	21%	21%
Orphan drug and research credits	2	2
Foreign tax effects
Permanent and other differences	(2)	(1)
Stock-based compensation	(1)	(1)
State tax, net of federal benefit	10	1
	30%	22%
Valuation allowance	(29)%	(21)%
Effective tax rate	1%	1%

The Company had net operating loss carryforwards (“NOLs”) for federal, state and local, and foreign income tax purposes of approximately $1.7 billion, $928.8 million, and $21.0 million, respectively, as of December 31, 2025. $142.4 million of federal NOLs will expire beginning in 2027, while $1.6 billion generated after the recently enacted tax reform will have an indefinite life under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The state NOLs will expire if unused in years 2030 through 2045. The foreign NOLs do not expire. The Company had $82.3 million of federal and $13.7 million of California research and development tax credit and other tax credit carryforwards available to offset future taxable income. The federal credits begin to expire in 2033, and the California research credits have no expiration dates.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management continues to maintain a full valuation allowance against U.S. federal and state net deferred tax assets due to the Company’s cumulative loss position and lack of sufficient positive evidence to support the realizability of its U.S. net deferred tax assets. For the years ended December 31, 2025, 2024 and 2023, the change in the valuation allowance was approximately $129.9 million, $110.7 million, and $96.4 million, respectively.

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

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Unrecognized benefit - beginning of period	$29,854	$26,107	$21,645
Gross decreases - prior period tax positions	(4,231)	—	—
Gross increases - current period tax positions	3,175	3,747	4,462
Unrecognized benefit - end of period	$28,798	$29,854	$26,107

No interest or penalties on unpaid tax were recorded during the years ended December 31, 2025, 2024, or 2023. If the balance of unrecognized tax benefits were recognized in a future period, there would be no impact to the effective tax rate due to the valuation allowance on deferred tax assets.

The Company files tax returns in U.S. federal and state jurisdictions, as well as foreign jurisdictions. The U.S. federal and U.S. state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. The Company is not currently under examination by income tax authorities in federal, state, or other foreign jurisdictions.

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

The Company did not have any significant income taxes paid, or refunds received from any jurisdiction for the years ended December 31, 2025, 2024, or 2023.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. LICENSES AND AGREEMENTS

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

Pursuant to the terms of the CRADA, as amended, the Company is required to make quarterly payments to the NCI for support of research activities through the end of the CRADA’s term. To the extent the Company licenses patent rights relating to a TIL-based product candidate, the Company will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, the Company may be required to supply certain test articles, including TIL grown and processed under Current Good Manufacturing Practice (“cGMP”) conditions, suitable for use in clinical trials. The Company or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. The Company recorded costs associated with the CRADA of $3.0 million, $2.0 million, and $2.0 million for each of the years ended December 31, 2025, 2024 and 2023, respectively, as research and development expenses.

Patent License Agreements Related to TIL Cell Therapies

The Company entered into a patent license agreement (the “Patent License Agreement”) with the NIH, an agency of the U.S. Public Health Service within the Department of Health and Human Services, in 2011. The Patent License Agreement was amended multiple times to include exclusive, co-exclusive, and non-exclusive licenses to certain NIH technologies relating to autologous tumor infiltrating lymphocyte adoptive cell therapy.

The Patent License Agreement, as amended, requires the Company to pay royalties based on a percentage of net sales in jurisdictions where patent rights exist, which percentage can fall into a tier that may be less than one percent to mid-single digits depending upon certain events, including the exclusivity of the rights. The Company is also required to pay potential milestone payments on the achievement of certain clinical, regulatory, and commercial sales milestones for each of the indications and other direct costs incurred by the NIH pursuant to the Patent License Agreement, as amended. The Company has made and anticipates making additional payments that could range from several hundred thousand dollars to the mid-single-digit millions of dollars in conjunction with certain development milestones, the approval of a BLA or its foreign equivalent, or the first U.S. and foreign commercial sales of any of its product candidates covered by the Patent License Agreement, as amended. The term of the Patent License Agreement, as amended, continues until the expiry of the last-to-expire patent rights licensed thereunder, and the agreement contains standard termination provisions. The Company paid and recorded a $0.6 million milestone payment for an intellectual property license that was payable within 60 days of successful completion of the first Company-sponsored Phase 2 clinical study in melanoma, as research and development expenses, for the year ended December 31, 2023. The Company also paid a $1.5 million milestone payment for an intellectual property license that was payable within 60 days of the approval of Amtagvi® for use in the treatment of melanoma, and a $6.0 million milestone payment for an intellectual property license that was payable within 60 days of the approval of the first commercial sale of Amtagvi® for use in the treatment of melanoma in the U.S. in accordance with the requirements of the Patent License Agreement, as amended. Both aforementioned milestone payments have been capitalized and recorded as intangible assets on the consolidated balance sheet. During the year ended December 31, 2025 and December 31, 2024, the Company recorded $0.8 million and $0.7 million, respectively, as a component of cost of sales related to amortization of the milestone payments. No expenses were recorded for the year ended December 31, 2023.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In October 2022, Iovance Manufacturing LLC entered into an additional three-year manufacturing and services agreement (the “Second MSA”) with WuXi Advance Therapies, Inc. and its parent company, WuXi Apptec Co., Ltd (collectively, “WuXi”), which, following the acquisition of WuXi, was amended in May 2025 to replace WuXi as party to the Second MSA with Advanced Therapies, LLC (operating under a trade name of Minaris Advanced Therapies, or “Minaris”). Under the Second MSA, Iovance Manufacturing LLC entered into a statement of work for two cGMP manufacturing suites to be operated by Minaris for Iovance Manufacturing LLC to support clinical and commercial manufacturing and related testing services. The Second MSA and its related statement of work superseded the statements of work under the First MSA with respect to manufacturing in the two suites and had an original expiration date of December 31, 2025, which was extended through the end of January 2026. Minaris has concluded production of Amtagvi® and clinical supply of lifileucel and its agreement terminated in the first quarter of 2026. The Company recorded costs associated with agreements with Minaris of $24.7 million, $25.0 million, and $17.3 million for the years ended December 31, 2025, 2024, and 2023, respectively, as costs and expenses included in the consolidated statement of operations or as inventory in the consolidated balance sheets.

Cellectis S.A.

In December 2019, the Company entered into a research collaboration and exclusive worldwide license agreement whereby the Company will license gene-editing technology from Cellectis S.A. (“Cellectis”), a clinical-stage biopharmaceutical company, to develop TIL cell therapies that have been genetically edited, including a PD-1 inactivated product that the Company refers to as IOV-4001. Financial terms of the license include annual license payments and development, regulatory and sales milestone payments from the Company to Cellectis, as well as royalty payments based on net sales of TALEN®-modified TIL products. The Company recorded costs associated with the license agreement with Cellectis of $0.4 million for each of the years ended December 31, 2025, 2024, and 2023, respectively, as research and development expense.

Novartis Pharma AG and Related Entities

In January 2020, the Company obtained a license from Novartis Pharma AG (“Novartis”) to develop and commercialize an antibody cytokine engrafted protein, which the Company refers to as IOV-3001. Under the agreement, the Company paid an upfront payment to Novartis and may pay future milestones related to initiation of patient dosing in various phases of clinical development for IOV-3001 and approval of the product in the U.S., EU, and Japan. Novartis is also entitled to low-to-mid single digit percentage royalties from commercial sales of the product. The Company recorded costs associated with the license agreement from Novartis of $10.0 million as research and development expenses for the year ended December 31, 2020. The Company recorded $2.5 million during the year ended December 31, 2025 related to a milestone payment for the initiation of patient dosing for IOV-3001. No expenses were recorded for the years ended December 31, 2024, and 2023, respectively.

On May 18, 2023, as part of the completion of the Acquisition, the Company inherited two historical asset purchase agreements, one historical master cell bank license and working cell bank transfer agreement and one historical license agreement from Clinigen with Novartis AG, Novartis Pharma AG and Novartis Vaccines and Diagnostics, Inc. pursuant to which, among other things, the Company may be required to make future milestone payments based on net sales (as defined in the relevant underlying agreements) in the U.S. and the rest of world, which includes any and all sales outside of the U.S. The maximum amount of these milestone payments payable under these agreements is $30.0 million upon reaching several certain net sales amounts in the United States and $15.0 million upon reaching several certain net sales amounts in the rest of the world, of which 25% of each milestone payment will be reimbursed by Clinigen by deduction from the deferred consideration due under the Option Agreement in the period such milestone payment is made. To date, the net sales milestones have not been achieved, and, therefore, no payments were made under these agreements for the years ended December 31, 2025, 2024, and 2023, respectively.

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Boehringer Ingelheim Biopharmaceuticals GmbH

On May 18, 2023 as part of the completion of the Acquisition, the Company inherited a manufacturing and supply agreement from Clinigen with Boehringer Ingelheim Biopharmaceuticals GmbH (“BI”) pursuant to which BI will carry out the processing, manufacturing, and supply of Proleukin® in unlabeled vials. The original term of this agreement was through October 2025, with automatic renewals for a period of two years, unless terminated as permitted by the contract. In September 2025, the agreement was amended and extended through December 31, 2028. Under this amended agreement, the Company must purchase a minimum number of vials each year at fixed prices. The total estimated purchase obligations under this agreement for the years ending December 31, 2026, 2027 and 2028 are $16.7 million, $24.0 million, and $21.3 million, respectively.

NOTE 16. LEASES

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

Headquarters Office Lease

On November 15, 2024, the Company entered into a sublease agreement (the “Headquarters Lease”) to relocate its office within the same building of its former San Carlos headquarters to lease approximately 16,731 square feet office space with the lease term of 24 months. The Headquarters Lease commenced on December 15, 2024 and includes two options to extend the terms of the lease for 12 months each, exercisable under certain conditions and at a rate increase by 3% from the applicable monthly base rent of approximately $0.1 million. Upon the commencement date, the Company recognized operating lease liabilities and right-of-use assets of $2.3 million.

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

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The balance sheet classification of the Company’s right-of-use asset and lease liabilities was as follows (in thousands):

	December 31,	December 31,
	2025	2024
Operating lease right-of-use assets	$45,899	$55,201
Operating lease liabilities
Current portion included in current liabilities	$4,043	$12,896
Long-term portion included in non-current liabilities	44,401	44,365
Total operating lease liabilities	$48,444	$57,261

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes components of lease expenses, which were included in total expenses in the Company’s consolidated statements of operations and in inventory in the consolidated balance sheets, and other information related to the Company’s operating leases as follows (in thousands, except weighted-average remaining lease terms and discount rates):

	Year Ended
	December 31,
	2025	2024
Operating lease cost	$15,516	$16,484
Variable lease cost	2,622	3,995
Short-term lease cost	335	431
Total lease cost	$18,473	$20,910

Other information
Cash paid for amounts included in the measurement of lease liabilities included in cash flows from operations	$15,125	$18,120
Right-of-use assets obtained from entering new leases	$—	$2,306
Increase in right-of-use assets from lease modifications	$2,084	$818
Weighted-average remaining lease terms (years)	13.98	12.83
Weighted-average discount rates	7.5%	7.9%

As of December 31, 2025, maturities of the Company's operating lease liabilities were as follows (in thousands):

		CMO
	Facility	embedded
Year Ending December 31,	leases	leases	Total
2026	$6,577	$932	$7,509
2027	5,469	—	5,469
2028	5,016	—	5,016
2029	4,838	—	4,838
2030	4,610	—	4,610
Thereafter	53,393	—	53,393
Total lease payments	$79,903	$932	$80,835
Less: Present value adjustment	(32,382)	(9)	(32,391)
Operating lease liabilities	$47,521	$923	$48,444

NOTE 17. LEGAL PROCEEDINGS

Shumacher Derivative Lawsuit. On December 11, 2020, a purported stockholder derivative complaint was filed by plaintiff Leo Shumacher against the Company, as nominal defendant, and then current directors, as defendants, in the Court of Chancery in the State of Delaware (the “Court of Chancery”). The complaint alleges breach of fiduciary duty and a claim for unjust enrichment in connection with alleged excessive compensation of certain non-executive directors of the Company and seeks unspecified damages on behalf of the Company. The parties agreed to a proposed settlement, which was submitted to the Court of Chancery on June 15, 2022. After a hearing on November 17, 2022, the Court of Chancery required the parties to take additional steps before it would approve the settlement. The Company, as nominal defendant, and its current directors, as defendants, answered the complaint on February 3, 2023. The parties agreed to a revised proposed settlement, which was submitted to the Court of Chancery on March 12, 2024. On January 17, 2025, a non-party stockholder (The Paul Berger Revocable Trust), which objected to the revised proposed settlement, filed a derivative complaint and letter with the Court suggesting consolidation. On May 29, 2025, the Court issued an order consolidating the cases and appointing the Paul Berger Revocable Trust as lead plaintiff and its counsel as lead counsel. On September 2, 2025, the plaintiff filed a consolidated complaint in the matter, now captioned In re: Iovance Biotherapeutics, Inc. Stockholder Litigation. The defendants filed a motion to dismiss certain claims in the consolidated complaint on November 24, 2025. The Company intends to vigorously defend against this matter.

Ohio Laborers Derivative Lawsuit. On September 11, 2024, a purported stockholder derivative complaint was filed by plaintiff Northern California Pipe Trades Trust Fund against the Company, as nominal defendant, and certain directors, as defendants, in the

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Court of Chancery. The complaint alleges breach of fiduciary duty in connection with the February 2024 underwritten public offering of 23,014,000 shares of the Company’s common stock. On November 22, 2024, the defendants filed a motion to dismiss the complaint. On December 5, 2024, the plaintiff filed an amended complaint adding an additional director defendant. On January 10, 2025, defendants filed a motion to dismiss the amended complaint. On February 3, 2025, the Court approved substitution of Laborers’ District Council and Contractors’ Pension Fund of Ohio (“Ohio Laborers”) as representative plaintiff. The plaintiff filed a motion for leave to file a second amended complaint on October 2, 2025. On October 21, 2025, the Court granted the parties’ stipulation allowing the plaintiff to file its second amended complaint, which it filed on October 22, 2025. The defendants filed a motion to dismiss the second amended complaint on December 12, 2025. The Company intends to vigorously defend against this complaint.

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

The complaint further alleges that the Company agreed to (i) provide them with promissory notes totaling $0.2 million, plus interest, (ii) issue a total of 1,110 shares to the Solomon Plaintiffs (after the 1-for-100 reverse split of the Company’s common stock effected in March 2013) (the “Equity Claim”), and (iii) allow the Solomon Plaintiffs to convert the foregoing funds into its securities in the next financing of the Company on the same terms offered to other investors, which Solomon Plaintiffs allege, should have given them the right to convert their advances and payments into shares of the Company's common stock in the restructuring that took effect in May 2013. Based on the foregoing, the Solomon Plaintiffs allege causes for breach of contract and unjust enrichment and demand judgment against the Company in an unspecified amount exceeding $1.5 million, plus interest. On June 3, 2016, the Company filed an answer and counterclaims. The Company asserted counterclaims for fraudulent inducement, fraudulent misrepresentation, fraudulent concealment, breach of fiduciary duty, and breach of contract, alleging principally that the counterclaim defendants misrepresented their qualifications and failed to disclose that Solomon Sharbat was the subject of an investigation by the Financial Industry Regulatory Authority (“FINRA”) that resulted in the loss of his FINRA license.

In its counterclaims, the Company seeks damages in an amount exceeding $0.5 million and an order rescinding any and all agreements that the Solomon Plaintiffs contend entitled them to obtain shares of Company stock. On May 12, 2020, the court granted the Company’s motion for summary judgment limiting the Solomon Plaintiffs’ damages for the Equity Claim to $47,420. The Solomon Plaintiffs filed a notice of appeal of this summary judgment on June 9, 2020. On July 2, 2020, the court granted the Company’s motion to dismiss the First Solomon Suit for want of prosecution. On January 4, 2021, the court granted the Solomon Plaintiffs motion for reconsideration and reinstituted the case. On January 15, 2021, the Company filed a notice of appeal of the court’s grant of the Solomon Plaintiffs motion for reconsideration. On May 11, 2021, the Appellate Division upheld the court’s grant of the Solomon Plaintiffs’ motion for reconsideration of the dismissal of the First Solomon Suit for want of prosecution. On January 22, 2025, Solomon Sharbat and Shelhav Raff (through new legal counsel) filed a motion for leave to file an amended complaint in the First Solomon Suit, which the Company opposed. On March 10, 2025, the Company filed a motion for summary judgment in the First Solomon Suit. Following oral argument on December 3, 2025, the court denied the Solomon Plaintiffs’ motion for leave to amend and granted the Company’s motion for summary judgment.

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

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 22, 2020, the Company moved to dismiss the Second Solomon Suit for lack of personal jurisdiction. On March 26, 2021, the District Court denied the Company’s motion to dismiss for lack of personal jurisdiction. The Company filed a response to the complaint in the Second Solomon Suit on April 30, 2021. On May 26, 2021, the Company and Singh filed motions for judgment on the pleadings with respect to the second and third claims asserted against the Company and all claims asserted against Singh, respectively, in the Second Solomon Suit. On January 5, 2022, the District Court granted the Company’s motions for judgment on the pleadings, dismissing the second and third claims against the Company and dismissing all claims against Singh. On January 4, 2023, the District Court granted in part the Company’s motion for sanctions against the Solomon Plaintiffs for violating Rule 11 of the Federal Rules of Civil Procedure, in a decision and order that dismissed the Solomon Plaintiffs’ first claim against the Company, denied the Solomon Plaintiffs’ motion for leave to amend the complaint, and ordered the Solomon Plaintiffs to pay the Company’s attorneys’ fees incurred in connection with the Rule 11 motion. Following the District Court’s decision and order on the Rule 11 motion, only the Solomon Plaintiffs’ fifth and sixth claims, for unjust enrichment and indemnification, respectively, remained pending against the Company. On October 26, 2023, the District Court granted the Company’s motion for summary judgment and dismissed the Solomon Plaintiffs’ fifth and sixth claims. On October 27, 2023, the District Court entered judgment for the Company and closed the Second Solomon Suit. On November 10, 2023, the Company filed a motion for attorneys’ fees as the prevailing party in the action. On December 1, 2023, the Solomon Plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit, appealing the District Court’s orders (a) granting the motions for judgment on the pleadings filed on behalf of Singh and the Company, (b) granting the Company’s Rule 11 motion, (c) denying the Solomon Plaintiffs’ motions to compel discovery and re-open discovery, and (d) granting the Company’s summary judgment motion. On December 22, 2023, the Company filed a motion for an order requiring the Solomon Plaintiffs to post an appeal bond, to ensure payment of the Company’s appellate fees and costs should the Company prevail on the appeal. On May 9, 2024, the District Court issued an order granting the Company’s motions for attorneys’ fees and for an appeal bond. On June 28, 2024, the Company filed motions to dismiss the appeal on the grounds that the Solomon Plaintiffs (a) do not have an opening brief on file, which the Second Circuit Court denied, and (b) have not filed an appeal bond. The District Court entered judgment in favor of the Company on September 23, 2024, including a monetary award pursuant to the District Court’s Rule 11 order and orders for attorneys’ fees and costs. On October 9, 2024, the Second Circuit Court stated that it will dismiss the appeal unless the Solomon Plaintiffs post the appeal bond by October 23, 2024. The Solomon Plaintiffs then moved for an extension of time until November 23, 2024 to post the appeal bond. The Company filed an opposition to the motion. The Second Circuit Court denied the Solomon Plaintiffs’ motion for an extension of time on November 7, 2024, and dismissed the appeal on November 8, 2024. On August 15, 2025, the Solomon Plaintiffs filed a motion to vacate or modify the Rule 11 sanctions order, which the District Court denied on September 4, 2025. On January 29, 2026, the Solomon Plaintiffs filed a motion for extension of time to appeal the District Court’s September 4, 2025 order and for a stay of collection efforts, which the Company opposed on February 4, 2026.

The Company intends to vigorously defend these complaints and pursue its counterclaims, as applicable. At the current stage of the litigation, in both the First Solomon Suit and the Second Solomon Suit, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.

Securities Class Actions and Shareholder Derivative Cases. On May 15, 2025, two putative securities class actions were filed in the United States District Court for the Northern District of California (“Northern District of California”), captioned Sundaram v. Iovance Biotherapeutics, Inc., et al., No. 25-cv-04177 (“Sundaram”) and Farberov v. Iovance Biotherapeutics, Inc., et al., No. 25-cv-04199 (“Farberov”), naming the Company and certain of the Company’s officers as defendants. The complaints purport to assert claims against the defendants under Section 10(b) of the Securities Exchange Act of 1934 (the “1934 Act”), SEC Rule 10b-5, and Section 20(a) of the 1934 Act. The Sundaram action is on behalf of persons or entities who acquired the Company’s common stock between August 8, 2024 and May 8, 2025, and the Farberov action is on behalf of persons or entities who acquired the Company’s common stock between May 9, 2024 and May 8, 2025. Each putative class action arises out of the Company’s quarterly disclosure of financial results on May 8, 2025, and the decline in the price of the Company’s common stock the following day, and involve allegations that during the respective class periods, defendants made materially false and misleading statements regarding the Company’s expected revenue for fiscal year 2025, which the plaintiffs claim artificially inflated the price of the Company’s common stock. The actions seek compensatory damages and costs and expenses incurred in the actions, including attorneys’ fees. On December 15, 2025, the court consolidated the class actions, now captioned In re Iovance Biotherapeutics, Inc. Securities Litigation, No. 25-cv-04177, and appointed lead plaintiff and plaintiffs’ counsel.

On June 5, 2025, two putative shareholder derivative lawsuits were filed in the Northern District of California, captioned Hollin v. Vogt, et al., 3:25-cv-04740 and Gera, et al. v. Vogt, et al., 3:25-cv-04794, purportedly brought on behalf of Iovance against certain current and former officers and directors of the Company. A third putative shareholder derivative lawsuit, captioned Bitton v. Bellemin, et. al., 3:25-cv-09701, was filed in the Northern District of California on November 12, 2025. Iovance is named as a

IOVANCE BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

nominal defendant in the complaints. The lawsuits contain allegations based on or similar to those in the putative securities class actions and claim, among other things, that the named individual defendants breached their fiduciary duties and violated Section 14(a) of the 1934 Act by issuing or causing the Company to issue false and misleading disclosures concerning the Company’s financial forecasts for fiscal year 2025. Before filing the complaints, the plaintiffs did not make a demand that the Company’s Board of Directors consider the claims therein. The lawsuits seek money damages, corporate governance reforms, restitution, punitive damages, and costs and expenses of the lawsuits, including attorneys’ fees. On December 15, 2025, the court consolidated the derivative lawsuits, now captioned In re Iovance Biotherapeutics, Inc. Derivative Litigation, No. 5:25-cv-04740, and appointed co-lead plaintiff and plaintiffs’ counsel.

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