Form 10-Q
period 2026-03-31
IOVANCE BIOTHERAPEUTICS, INC.
filed 2026-05-07
CIK 1425205

+-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 15, 2026, the issuer had 446,502,396 shares of common stock, par value $0.000041666 per share, outstanding.

IOVANCE BIOTHERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2026

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

PART I. FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except share and per share information)

	March 31,	December 31,
	2026	2025
ASSETS

Current Assets
Cash and cash equivalents	$196,508	$163,078
Trade accounts receivable	81,758	82,448
Short-term investments	116,935	133,902
Inventory	58,376	51,678
Prepaid expenses and other assets	12,925	11,583
Total Current Assets	466,502	442,689

Property and equipment, net	131,394	131,112
Intangible assets, net	269,104	279,324
Operating lease right-of-use assets	44,382	45,899
Restricted cash	5,992	5,980
Long-term assets	8,291	8,166
Total Assets	$925,665	$913,170

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$37,450	$22,159
Accrued expenses and other liabilities	88,071	111,156
Note payable - current	1,000	1,000
Operating lease liabilities	2,899	4,043
Total Current Liabilities	129,420	138,358

Non-Current Liabilities
Operating lease liabilities – non-current	43,877	44,401
Deferred tax liabilities	30,614	31,828
Total Non-Current Liabilities	74,491	76,229
Total Liabilities	203,911	214,587

Commitments and contingencies

Stockholders’ Equity
Series A Convertible Preferred stock, $0.001 par value; 17,000 shares designated, 194 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Series B Convertible Preferred stock, $0.001 par value; 11,500,000 shares designated, 1,932,667 shares issued and outstanding as of March 31, 2026 and December 31, 2025	2	2
Common stock, $0.000041666 par value; 500,000,000 shares authorized, 438,106,537 and 411,938,061 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	18	17
Accumulated other comprehensive income (loss)	12,650	16,440
Additional paid-in capital	3,563,659	3,457,654
Accumulated deficit	(2,854,575)	(2,775,530)
Total Stockholders’ Equity	721,754	698,583
Total Liabilities and Stockholders’ Equity	$925,665	$913,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited; in thousands, except per share information)

	Three Months Ended
	March 31,
	2026	2025
Revenue
Product revenue, net	$71,430	$49,324
Total revenue	71,430	49,324

Costs and expenses *
Cost of sales **	$42,498	$42,715
Research and development **	62,487	75,965
Selling, general, and administrative **	38,949	43,800
Depreciation and amortization	8,539	8,065
Total costs and expenses	$152,473	$170,545
Loss from operations	(81,043)	(121,221)
Other income
Interest and other income, net	1,333	3,220
Net Loss before income taxes	$(79,710)	$(118,001)
Income tax benefit	665	1,838
Net Loss	$(79,045)	$(116,163)
Net Loss Per Share of Common Stock, Basic and Diluted	$(0.19)	$(0.36)
Weighted Average Shares of Common Stock Outstanding, Basic and Diluted	418,511	322,868

* Non-cash stock-based compensation included in cost of sales and operating expenses
Cost of sales	$1,019	$2,420
Research and development	5,117	9,917
Selling, general and administrative	5,133	10,578
	$11,269	$22,915
** Excludes depreciation and amortization

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited; in thousands)

	Three Months Ended
	March 31,
	2026	2025
Net Loss	$(79,045)	$(116,163)
Other comprehensive loss:
Unrealized loss on investments	(85)	(110)
Foreign currency translation adjustment	(3,705)	7,450
Comprehensive Loss	$(82,835)	$(108,823)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2026 and 2025

(unaudited; in thousands, except share information)

	Series A		Series B
	Convertible		Convertible				Additional	Accumulated other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - December 31, 2025	194	$—	1,932,667	$2	411,938,061	$17	$3,457,654	$16,440	$(2,775,530)	$698,583
Stock-based compensation expense	—	—	—	—	—	—	11,671	—	—	11,671
Vesting of restricted shares issued for services	—	—	—	—	2,212,594	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(962,952)	—	(4,179)	—	—	(4,179)
Common stock sold in public and/or at the market offering, net of offering costs	—	—	—	—	24,918,834	1	98,513	—	—	98,514
Unrealized loss on investments	—	—	—	—	—	—	—	(85)	—	(85)
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	(3,705)	—	(3,705)
Net loss	—	—	—	—	—	—	—	—	(79,045)	(79,045)
Balance - March 31, 2026	194	$—	1,932,667	$2	438,106,537	$18	$3,563,659	$12,650	$(2,854,575)	$721,754

Balance - December 31, 2024	194	$—	2,842,158	$3	305,252,194	$13	$3,095,987	$(1,046)	$(2,384,552)	$710,405
Stock-based compensation expense	—	—	—	—	—	—	22,970	—	—	22,970
Vesting of restricted shares issued for services	—	—	—	—	3,558,628	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(1,387,901)	—	(5,644)	—	—	(5,644)
Common stock issued upon exercise of stock options	—	—	—	—	2,586	—	15	—	—	15
Common stock sold in public and/or at the market offerings, net of offering costs	—	—	—	—	25,599,389	1	148,941	—	—	148,942
Common stock issued from preferred stock conversion	—	—	(909,491)	(1)	909,491	—	1	—	—	—
Unrealized loss on investments	—	—	—	—	—	—	—	(110)	—	(110)
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	7,450	—	7,450
Net loss	—	—	—	—	—	—	—	—	(116,163)	(116,163)
Balance - March 31, 2025	194	$—	1,932,667	$2	333,934,387	$14	$3,262,270	$6,294	$(2,500,715)	$767,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(79,045)	$(116,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,269	22,915
Unrealized foreign exchange loss	434	59
Amortization of intangible assets	5,716	5,495
Amortization of right of use asset	1,876	2,870
Depreciation and amortization of property and equipment	2,823	2,570
Deferred tax benefit	(665)	(1,838)
Excess and obsolescence reserve	(506)	(6)
Accretion of discounts and premiums on investments	(1,120)	(2,146)
Loss on asset disposals	28	44
Changes in assets and liabilities:
Prepaid expenses, other assets and long-term assets	(1,466)	(3,251)
Trade accounts receivable	690	(1,598)
Inventory	(4,931)	(13,834)
Operating lease liabilities	(2,027)	(3,113)
Accounts payable	15,888	2,052
Accrued expenses and other liabilities	(21,038)	2,250
Net cash used in operating activities	(72,074)	(103,694)

Cash Flows from Investing Activities
Maturities of investments	74,000	120,000
Purchase of investments	(55,998)	(97,922)
Purchase of property and equipment	(6,608)	(6,211)
Net cash provided by (used in) investing activities	11,394	15,867

Cash Flows from Financing Activities
Tax payments related to shares withheld for vested restricted stock units	(4,179)	(5,644)
Proceeds from the issuance of common stock upon exercise of options	—	15
Proceeds from the issuance of common stock, net	98,514	148,944
Net cash provided by financing activities	94,335	143,315
Effect of foreign exchange rate changes	(213)	508
Net increase in cash, cash equivalents and restricted cash	33,442	55,996
Cash, Cash Equivalents and Restricted Cash Beginning of Period	169,058	122,053
Cash, Cash Equivalents and Restricted Cash End of Period	$202,500	$178,049

Supplemental disclosure of non-cash investing and financing activities:
Net unrealized loss on investments	85	110
Acquisition of property and equipment included in accounts payable and accrued expenses	5,887	6,491
Conversion of convertible preferred stock to common stock	—	1
Increase / (decrease) in lease liabilities due to obtaining/(reduction in) right-of-use assets from lease modifications	359	(1,429)

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

Amtagvi® is the first one-time, individualized T cell therapy for a solid tumor cancer and for the treatment of adult patients with previously treated advanced, or unresectable or metastatic melanoma, approved for use in the U.S. and Canada. Amtagvi® is administered as part of a treatment regimen that includes lymphodepletion and a short course of Proleukin®.

Globally, Amtagvi® has the potential to address tens of thousands of previously treated advanced melanoma patients annually. The Company plans to launch Amtagvi® into additional markets with a high prevalence of advanced melanoma. Potential approvals are pending in Australia in the first half of 2026, and Switzerland in 2027. In the European Union (“EU”), the Company withdrew its initial marketing authorization application (“MAA”) in July 2025. The Company is working with the European Medicines Agency (“EMA”) to resubmit a centralized MAA in 2026. In the United Kingdom (“UK”), the Company withdrew its initial MAA in May 2026 and will resubmit the MAA with additional information for expedited review in 2026.

The Company’s development pipeline consists of TIL cell therapies in additional solid tumor cancer indications as monotherapy or in combination with standard of care, as well as next generation approaches. The Company is conducting two ongoing registrational trials in frontline advanced melanoma and previously treated advanced non-small cell lung cancer (“NSCLC”). The Company has commenced a registrational trial in previously treated advanced undifferentiated pleomorphic sarcoma and dedifferentiated liposarcoma, and plans to engage with the FDA for an expedited path to accelerated approval.

Basis of Presentation of Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company's financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2026 or for any other period. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2026. Beginning in the third quarter of 2025, the Company began separately presenting depreciation and amortization expense on the condensed consolidated statement of operations. Certain prior period amounts reported in the Company’s condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. These reclassifications did not have an impact on the Company’s previously presented net results of operations, financial position, or cash flows.

Liquidity

As of March 31, 2026, the Company had $319.4 million in cash, cash equivalents, short-term investments, and restricted cash ($196.5 million of cash and cash equivalents, $116.9 million in short-term investments, and $6.0 million in restricted cash). The Company has launched its first internally developed commercial product and continues to be engaged in the development of therapeutics to fight cancer, specifically solid tumors. With the approval of the Biologics License Application (“BLA”), the Company began to generate revenue from the sale of its product Amtagvi® in the second quarter of 2024. Furthermore, following the acquisition of the worldwide rights to Proleukin® (as discussed below in Note 4 - Proleukin® Acquisition) in 2023, the Company began to generate revenue from the sales of Proleukin®. However, such revenues may not be material enough to generate positive operational cash flows during the 12 months from the date the condensed consolidated financial statements are issued and this Form 10-Q is filed. The Company has incurred a net loss of $79.0 million for the three months ended March 31, 2026, and used $72.1 million of cash in its operating activities during the three months ended March 31, 2026.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents, and Investments

The Company’s cash and cash equivalents include short-term investments with original maturities of three months or less when purchased. The Company's investments are classified as “available-for-sale.” The Company includes these investments in current assets or non-current assets in the condensed consolidated balance sheets based on the length of maturity from the reporting date and carries them at fair value. Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive loss. Impairment losses related to credit losses (if any) are recorded as an allowance for credit losses with an offsetting entry to Interest and other income, net. No impairment losses related to credit losses were recognized for the three months ended March 31, 2026, and 2025. The cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in Interest and other income, net in the condensed consolidated statements of operations. Gains and losses on securities sold are recorded based on the specific identification method and are included in Interest and other income, net in the condensed consolidated statements of operations. The Company has not incurred any realized gains or losses from sales of securities to date. The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities and commercial paper, and places restrictions on maturities and concentration by type and issuer, except for securities issued by the U.S. government.

Restricted Cash

As of March 31, 2026 and December 31, 2025, restricted cash totaled $6.0 million and $6.0 million, respectively. These amounts have been classified as either current or non-current assets in the Company’s condensed consolidated balance sheet based on the maturity date of the underlying letter of credit agreement.

The Company maintains a required minimum balance in segregated bank accounts in connection with its letters of credit for which amounts are restricted as to their use by the Company. As of March 31, 2026, the Company’s letters of credit were primarily comprised of a letter of credit for the benefit of the iCTC used as a security deposit for the lease in the amount of $5.45 million. The letter of credit for $5.45 million originally expired on May 28, 2020, however, it automatically extends for additional one-year periods, without written agreement, to May 28 in each succeeding calendar year, through at least 60 days after the lease expiration date. Further, on the expiration of the seventh year of the lease, and each anniversary date thereafter, the letter of credit may be decreased by $1.0 million, with a minimum security deposit of $1.5 million maintained through the end of the lease term. The letter of credit with the landlord for the Company’s headquarters lease expires on February 1, 2032, however, it will be automatically extended, without written agreement, for one-year periods to February in each succeeding calendar year.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash, reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31,
	2026	2025
Cash and cash equivalents	$196,508	$171,668
Restricted cash	5,992	6,381
Total cash, cash equivalents and restricted cash	$202,500	$178,049

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

Deferred tax liabilities arising from basis differences in assets acquired are calculated using the simultaneous equations method under ASC Topic 740, Income Taxes (“ASC 740”), and based on the effective tax rate. The resulting deferred tax liability is recorded in the condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025.

Contingent consideration in the scope of ASC Topic 815, Derivatives and Hedging (“ASC 815”), is included in the cost of the asset acquisition at its acquisition date fair value. Contingent consideration in the scope of ASC Topic 450, Contingencies (“ASC 450”), is recognized when it is both probable and reasonably estimable.

Inventory and Cost of Sales

Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. Cost includes amounts related to materials, internal labor, costs of external manufacturing, and overhead. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Inventoriable costs incurred, such as manufacturing costs incurred prior to regulatory approval that did not qualify for capitalization and clinical manufacturing costs, are expensed as incurred as research and development expenses.

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

Cost of sales includes inventory and period costs related to overhead and manufacturing costs of Amtagvi®, as well as the cost of inventories and other costs that are directly associated with the purchase and sales of Proleukin®. In addition, cost of sales in the Company’s condensed consolidated statements of operations includes royalties payable on sales of its products.

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

The Company reviews intangible assets for impairment at least annually and whenever events or changes in circumstances have occurred which could indicate that the carrying value of the assets are not recoverable. If such indicators are present, the Company assesses the recoverability of affected assets by determining if the carrying value of the assets is less than the sum of the undiscounted future cash flows of the assets. If the assets are found to not be recoverable, the Company measures the amount of impairment by comparing the carrying value of the assets to their fair values. The Company determined that no indicators of impairment existed as of March 31, 2026 or December 31, 2025.

Leases

The Company determines if an arrangement includes a lease at inception and thereafter, if modified. Operating leases are included in its condensed consolidated balance sheets as operating lease right-of-use assets and operating lease liabilities as of March 31, 2026 and December 31, 2025. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date or modification date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses an estimated incremental borrowing rate that is applicable to the Company based on the information available at the later of the lease commencement or modification date.

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

As of March 31, 2026 and 2025, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive:

	March 31,
	2026	2025
Stock options	17,713,664	18,798,667
Restricted stock units	13,932,884	12,160,195
Employee Stock Purchase Plan	449,572	367,096
Series A Convertible Preferred Stock*	97,000	97,000
Series B Convertible Preferred Stock*	1,932,667	1,932,667
	34,125,787	33,355,625

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

Segment Reporting

The Company operates in one segment, focused on innovating, developing and commercializing therapies using autologous TIL for patients with solid tumor cancers. See Note 11 – Segment Information for details.

Recently Issued Accounting Pronouncements

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326 and provides a practical expedient to assume that current conditions as of the balance sheet date will persist through a reasonable and supportable forecast period when estimating credit losses for current accounts receivable and current contract assets. Entities will still be required to adjust historical data used in the estimation to reflect current conditions. ASU 2025-05 is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. The Company adopted ASU 2025-05 during the quarter ended March 31, 2026, and the adoption did not have a material impact on the Company's condensed consolidated financial statements.

NOTE 3. CASH EQUIVALENTS AND INVESTMENTS

The amortized cost and fair value of cash equivalents and investments as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of March 31, 2026	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$133,908	$1	$(24)	$133,885
Money market funds	62,143	—	—	62,143
Total investments	$196,051	$1	$(24)	$196,028

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2025	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$133,839	$63	$—	$133,902
Money market funds	60,468	—	—	60,468
Total investments	$194,307	$63	$—	$194,370

The fair value of cash equivalents and investments as of March 31, 2026 and December 31, 2025, are classified as follows in the Company’s condensed consolidated balance sheets (in thousands):

	March 31,	December 31,
Classified as:	2026	2025
Cash equivalents	$79,093	$60,468
Short-term investments	116,935	133,902
Total investments	$196,028	$194,370

Cash equivalents in the tables above exclude cash demand deposits of $117.4 million and $102.6 million as of March 31, 2026 and December 31, 2025, respectively. Unrealized gains and losses are included in accumulated other comprehensive loss, and as of March 31, 2026 and December 31, 2025, no unrealized losses on available-for-sale securities have resulted from credit risk. All available-for-sale securities held as of March 31, 2026 and December 31, 2025 had contractual maturities of less than one year. No available-for-sale securities held as of the periods presented have been in a continuous unrealized loss position for more than 12 months. To date, the Company has not recorded any impairment charges on its investments.

Recurring Fair Value Measurements

As of March 31, 2026 and December 31, 2025, the fair value of the Company’s financial assets that are measured at fair value on a recurring basis, which consist of cash equivalents and short-term and long-term investments classified as available-for-sale securities, are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of March 31, 2026
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$133,885	$—	$—	$133,885
Money market funds	62,143	—	—	62,143
Total investments	$196,028	$—	$—	$196,028

	Assets at Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$133,902	$—	$—	$133,902
Money market funds	60,468	—	—	60,468
Total	$194,370	$—	$—	$194,370

NOTE 4. PROLEUKIN® ACQUISITION

On January 23, 2023, the Company and its newly formed wholly owned subsidiary, Iovance Biotherapeutics UK Ltd (the “Purchaser”) entered into an Option Agreement (the “Option Agreement”) with Clinigen Holdings Limited, Clinigen Healthcare Limited, and Clinigen, Inc. (collectively, “Clinigen”), a global pharmaceutical services company, pursuant to which the Purchaser would acquire the worldwide rights for the manufacturing, supply, commercialization and sale of Proleukin® (aldesleukin) (the “Acquisition”).

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

NOTE 5. INTANGIBLE ASSETS, NET

The gross carrying amounts and net book value of intangible assets as of March 31, 2026, and December 31, 2025, are as follows (in thousands):

	March 31,	December 31,
	2026	2025
Developed technology	$321,047	$326,497
Assembled workforce	677	688
Intellectual property license	7,500	7,500
Patents	475	475
Total intangible assets	$329,699	$335,160
Less: accumulated amortization	(60,595)	(55,836)
Intangible assets, net	$269,104	$279,324
* Amounts are translated using the foreign exchange rates as of 3/31/2026 and 12/31/2025, respectively.

The Company recognized amortization expense of $5.6 million during the three months ended March 31, 2026, and $5.4 million during the three months ended March 31, 2025, respectively, excluding non-cash amortization expense of the fair value step-up acquired inventory.

The total estimated amortization of the Company’s intangible assets for the remainder of the year ending December 31, 2026, and the years ending December 31, 2027, 2028, 2029, and 2030 are $16.9 million, $22.4 million, $22.4 million, $22.4 million, and $22.4 million, respectively.

NOTE 6. INVENTORY

As of March 31, 2026, and December 31, 2025, inventory consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Raw materials	$34,237	$31,682
Work in process	9,103	5,044
Finished goods	23,075	22,827
Total inventory	$66,415	$59,553

Inventory includes $13.8 million for excess and obsolescence reserves recorded as of the three months ended March 31, 2026, such reserve being primarily related to excess Proleukin® inventory resulting from a manufacturer contract inherited in the Acquisition for which we cannot yet fully utilize the required purchase quantities while we scale the Amtagvi® commercial launch.

Inventory expected to be used or sold more than twelve months from the balance sheet date is classified as long-term other assets on the condensed consolidated balance sheet. The Company recorded $8.0 million and $7.9 million of inventory as long-term other assets as of March 31, 2026, and December 31, 2025, respectively.

NOTE 7. REVENUE

Net revenue for the periods presented represents sales of Amtagvi® and Proleukin® as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Amtagvi®	$60,222	$43,571
Proleukin®	11,208	5,753
Total net revenue	$71,430	$49,324

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

Revenue from product sales was recorded net of GTN adjustments. The following table summarizes GTN adjustments for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Gross revenue	$72,543	$49,653
GTN adjustments:
Government rebates and chargebacks	(151)	(145)
Wholesaler fees and cash discounts	(723)	(169)
Other rebates, returns, discounts and adjustments	(239)	(15)
Total GTN adjustments	(1,113)	(329)
Net revenue	$71,430	$49,324

Consolidated net product revenue by geographic area for the periods presented is as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
United States	$70,472	$48,520
Rest of world	958	804
Net revenue	$71,430	$49,324

Net product revenue in the U.S. is comprised of Amtagvi® revenue, as well as Proleukin® sales to support the ongoing commercialization of Amtagvi®. Net product revenue to date for the rest of world is comprised of sales of Proleukin® into markets outside of the U.S., primarily into European markets.

No single customer represented more than 10% of the Company’s gross revenue, for the periods ended March 31, 2026 and March 31, 2025, respectively.

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Leasehold improvements	$92,614	$90,385
Lab, process, and validation equipment	32,681	31,499
Utility equipment	7,289	7,306
Office furniture and equipment	2,574	2,573
Computer software	8,512	8,512
Computer equipment	2,135	2,144
Machinery and equipment	613	1,814
Construction in progress	37,349	35,649
Total property and equipment, cost	$183,767	$179,882
Less: Accumulated depreciation and amortization	(52,373)	(48,770)
Property and equipment, net	$131,394	$131,112

NOTE 9. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued payroll and employee related expenses	$28,168	$33,780
Clinical related	22,534	32,788
Manufacturing related	12,343	18,018
Facilities related	4,570	6,447
Legal and related services	1,271	1,416
Inventory and distribution related	14,627	13,574
Other accrued expenses	4,558	5,133
Total accrued expenses	$88,071	$111,156

NOTE 10. STOCKHOLDERS’ EQUITY

Common Stock

The Company’s certificate of incorporation, as amended, authorizes the issuance of up to 500,000,000 shares of the Company’s common stock, par value $0.000041666. As of March 31, 2026, 438,106,537 shares of the Company’s common stock were issued and outstanding.

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

For the three months ended March 31, 2026, the Company raised approximately $98.5 million in net proceeds, through the sale of 24,918,834 shares of common stock pursuant to the 2025 Sale Agreement at a weighted average price per share of $4.03. For the three months ended March 31, 2025, the Company raised approximately $148.9 million in net proceeds, after offering costs, through the sale of 25,599,389 shares of common stock pursuant to the 2023 Sale Agreement at a weighted average price per share of $5.94.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock. As of March 31, 2026, 17,000 shares were designated as Series A Convertible Preferred Stock and 11,500,000 shares were designated as Series B Convertible Preferred Stock.

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

During the three months ended March 31, 2026, and 2025, no shares of Series A Convertible Preferred Stock were converted into shares of common stock. As of March 31, 2026 and December 31, 2025, 194 shares of Series A Convertible Preferred Stock (that are convertible into 97,000 shares of common stock) remained outstanding.

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

During the three months ended March 31, 2026, no shares of Series B Convertible Preferred Stock were converted into shares of common stock. During the three months ended March 31, 2025, 909,491 shares of Series B Convertible Preferred Stock were converted into 909,491 shares of common stock. As of March 31, 2026 and December 31, 2025, 1,932,667 shares of Series B Preferred Stock (that are convertible into 1,932,667 shares of common stock) remained outstanding.

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

On April 22, 2018, the Company’s Board of Directors (the “Board”) adopted the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan, (the “2018 Plan”), which was approved by the Company’s stockholders in June 2018. The 2018 Plan as approved initially authorized the issuance up to an aggregate of 6,000,000 shares of common stock in the form of incentive (qualified) stock options, non-qualified options, common stock, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards or any combination of the foregoing. On June 8, 2020, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2018 Plan from 6,000,000 to 14,000,000 shares, which became effective immediately. Additionally on June 10, 2022, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2018 Plan from 14,000,000 to 20,700,000 shares, which became effective immediately. On June 6, 2023, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 20,700,000 to 29,700,000 shares, which became effective immediately. On June 11, 2024, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 29,700,000 to 36,700,000 shares and permit share recapture from the 2014 Plan, which became effective immediately. On June 10, 2025, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 36,700,000 to 49,200,000 shares and permit share recapture from the 2014 Plan, which became effective immediately. As of March 31, 2026, 12,036,556 shares of common stock were available for grant under the 2018 Plan, including shares recaptured from the 2014 Plan.

On September 22, 2021, the Board adopted the Iovance Biotherapeutics, Inc. 2021 Inducement Plan (the “2021 Inducement Plan”). The 2021 Inducement Plan provides for the grant of non-qualified options, common stock, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards, or any combination of the foregoing. The 2021 Inducement Plan was recommended for approval by the Compensation Committee of the Board (the “Compensation Committee”) and subsequently approved and adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the rules and regulations of The Nasdaq Stock Market LLC (the “Nasdaq Listing Rules”).

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

The Compensation Committee approved additional amendments to the 2021 Inducement Plan solely to increase the number of shares reserved for issuance under the 2021 Inducement Plan from 1,750,000 to 2,250,000 shares of the Company’s common stock on March 13, 2023 from 2,250,000 to 2,750,000 shares of the Company’s common stock on February 26, 2024, and from 2,750,000 shares to 4,750,000 shares on November 22, 2024 without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, equity awards under the 2021 Inducement Plan may only be made to an employee if such employee is granted such equity awards in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. In addition, awards under the 2021 Inducement Plan may only be made to employees who have not previously been an employee or member of the Board (or any parent or subsidiary of the Company) or following a bona fide period of non-employment of the employee by the Company (or a parent or subsidiary of the Company). As of March 31, 2026, 123,786 shares of the Company’s common stock were available for grant under the Inducement Plan.

Stock Options

A summary of the status of stock options as of March 31, 2026 and the changes during the three months ended March 31, 2026 are presented in the following table:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contract	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2025	18,025,891	$15.05
Issued	116,590	2.29
Exercised	—	—
Expired/Cancelled	(428,817)	13.95
Outstanding at March 31, 2026	17,713,664	$14.99	5.41	$2,581,618
Ending vested and expected to vest at March 31, 2026	17,713,664	$14.99	5.41	$2,581,618
Options exercisable at March 31, 2026	14,360,609	$17.52	4.59	$29,685

As of March 31, 2026, there was $8.7 million of total unrecognized compensation expense related to unvested employee stock options. The unrecognized compensation expense is estimated to be recognized over a period of 2.02 years as of March 31, 2026. The weighted average grant date fair value for employee options granted under the Company’s stock option plans during the three months ended March 31, 2026, was $1.70 per option.

The aggregate intrinsic value in the table above reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended March 31, 2026 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2026. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

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

The compensation expense related to the 2020 ESPP for the three months ended March 31, 2026 and 2025 was $0.3 million and $0.4 million, respectively. As of March 31, 2026, there was $0.2 million of unrecognized compensation cost associated with the 2020 ESPP, which is expected to be recognized over the remaining 2.33 months.

Restricted Stock Units and Performance Restricted Stock Units

In addition to RSUs that have time-based vesting requirements, from time to time the Company may issue RSUs that include certain performance vesting criteria based upon the satisfaction of stated objectives (“PRSUs”). Compensation expense related to PRSUs is based on the grant date fair value of the award and recorded from the period that achievement is determined to be probable through the stated service period associated with the award. Upon vesting of the RSUs, the Company withholds shares to cover the withholding taxes due upon vesting. Such withheld shares are considered retired and no longer available under the Company’s 2018 Plan, but such shares are not canceled and remain available to be issued for other purposes.

Activity for RSUs and PRSUs as of March 31, 2026 and the changes during the three months ended March 31, 2026 are presented in the following table:

		Weighted
	Number	Average
	of	Grant Date
	RSUs and PRSUs	Fair Value
Outstanding at December 31, 2025	9,080,465	$7.71
Granted	7,432,620	5.41
Vested/Released	(2,212,594)	6.36
Canceled/Forfeited	(367,607)	7.68
Outstanding at March 31, 2026	13,932,884	$6.70
Ending vested and expected to vest at March 31, 2026	13,637,065	$6.65

As of March 31, 2026, there was $73.2 million of unrecognized stock-based compensation expense associated with unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of 2.37 years. The aggregate intrinsic value of the unvested RSUs and PRSUs outstanding as of March 31, 2026 was $48.9 million.

Stock-Based Compensation

Total stock-based compensation expense by type of award was as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Stock option expense	$2,322	$3,793
Restricted stock expense	8,692	18,752
ESPP expense	255	370
Total stock-based compensation expense	$11,269	$22,915

The amount included in capitalized inventory for stock-based compensation expense for personnel engaged with manufacturing activities was $1.0 million as of March 31, 2026, and $0.6 million as of December 31, 2025.

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

The table below highlights the Company’s revenue, expenses and net loss for the segment and is reconciled to net loss on a consolidated basis for the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Net sales	$71,430	$49,324

Cost of sales
Cost of goods sold (excluding depreciation and amortization) (a)	$38,829	$38,969
Stock-based compensation	1,019	2,420
Royalties	2,650	1,326
Total cost of sales	$42,498	$42,715

Expenses
Research and development	$57,370	$66,048
General and administrative	18,699	19,856
Sales and marketing	15,116	13,358
Depreciation and amortization	8,539	8,065
Other segment items (b)	8,253	15,445
Total expenses	$107,977	$122,772

Net loss	$(79,045)	$(116,163)

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

Pursuant to the terms of the CRADA, as amended, the Company is required to make quarterly payments to the NCI for support of research activities through the end of the CRADA’s term. To the extent the Company licenses patent rights relating to a TIL-based product candidate, the Company will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, the Company may be required to supply certain test articles, including TIL, grown and processed under Current Good Manufacturing Practice (“cGMP”) conditions, suitable for use in clinical trials. The Company or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. The Company recorded costs associated with the CRADA of $0.9 million for each of the three months ended March 31, 2026, and 2025, respectively, as research and development expenses.

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

The Patent License Agreement, as amended, requires the Company to pay royalties based on a percentage of net sales in jurisdictions where patent rights exist, which percentage can fall into a tier that may be less than one percent to mid-single digits depending upon certain events, including the exclusivity of the rights. The Company is also required to pay potential milestone payments on the achievement of certain clinical, regulatory, and commercial sales milestones for each of the indications and other direct costs incurred by the NIH pursuant to the Patent License Agreement, as amended. The Company has made and anticipates making additional payments that could range from several hundred thousand dollars to the mid-single-digit millions of dollars in conjunction with certain development milestones, the approval of a BLA or its foreign equivalent, or the first U.S. and foreign commercial sales of any of its product candidates covered by the Patent License Agreement, as amended. The term of the Patent License Agreement, as amended, continues until the expiry of the last-to-expire patent rights licensed thereunder, and the agreement contains standard termination provisions. The Company paid and recorded a $0.6 million milestone payment for an intellectual property license that was payable within 60 days of successful completion of the first Company-sponsored Phase 2 clinical study in melanoma, as research and development expenses, for the year ended December 31, 2023. The Company also paid a $1.5 million milestone payment for an intellectual property license that was payable within 60 days of the approval of Amtagvi® for use in the treatment of melanoma, and a $6.0 million milestone payment for an intellectual property license that was payable within 60 days of the approval of the first commercial sale of Amtagvi® for use in the treatment of melanoma in the U.S. in accordance with the requirements of the Patent License Agreement, as amended. Both aforementioned milestone payments have been capitalized and recorded as intangible assets on the consolidated balance sheet. The Company recorded $0.2 million, for each of the three months ended March 31, 2026, and 2025, respectively, as a component of cost of sales related to amortization of the milestone payments.

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

In October 2022, Iovance Manufacturing LLC entered into an additional three-year manufacturing and services agreement (the “Second MSA”) with WuXi Advanced Therapies, Inc. and its parent company, WuXi Apptec Co., Ltd (collectively, “WuXi”), which, following the acquisition of WuXi, was amended in May 2025 to replace WuXi as party to the Second MSA with Advanced Therapies, LLC (operating under a trade name of Minaris Advanced Therapies, or “Minaris”). Under the Second MSA, Iovance Manufacturing LLC entered into a statement of work for two cGMP manufacturing suites to be operated by Minaris for Iovance Manufacturing LLC to support clinical and commercial manufacturing and related testing services. The Second MSA and its related statement of work superseded the statements of work under the First MSA with respect to manufacturing in the two suites and had an original expiration date of December 31, 2025, which was extended through the end of January 2026. Minaris has concluded production of Amtagvi® and clinical supply of lifileucel and its agreement terminated in the first quarter of 2026. The Company recorded costs associated with agreements with Minaris of $6.2 million and $8.4 million for the three months ended March 31, 2026 and 2025, respectively, as costs and expenses included in the condensed consolidated statement of operations or as inventory in the condensed consolidated balance sheets.

Cellectis S.A.

In December 2019, the Company entered into a research collaboration and exclusive worldwide license agreement whereby the Company will license gene-editing technology from Cellectis S.A. (“Cellectis”), a clinical-stage biopharmaceutical company, to develop TIL cell therapies that have been genetically edited, including a PD-1 inactivated product that the Company refers to as IOV-4001. Financial terms of the license include annual license payments and development, regulatory and sales milestone payments from the Company to Cellectis, as well as royalty payments based on net sales of TALEN®-modified TIL products. The Company recorded costs associated with the license agreement with Cellectis of $0.1 million for each of the three months ended March 31, 2026 and 2025, respectively, as research and development expense.

Novartis Pharma AG and Related Entities

In January 2020, the Company obtained a license from Novartis Pharma AG (“Novartis”) to develop and commercialize an antibody cytokine engrafted protein, which the Company refers to as IOV-3001. Under the agreement, the Company paid an upfront payment to Novartis and may pay future milestones related to initiation of patient dosing in various phases of clinical development for IOV-3001 and approval of the product in the U.S., EU, and Japan. Novartis is also entitled to low-to-mid single digit percentage royalties from commercial sales of the product. The Company recorded costs associated with the license agreement from Novartis of $10.0 million as research and development expenses for the year ended December 31, 2020. No expenses were recorded for the three months ended March 31, 2026, and for the three months ended March 31, 2025, the Company recorded $2.5 million related to the initiation of patient dosing.

On May 18, 2023, as part of the completion of the Acquisition, the Company inherited two historical asset purchase agreements, one historical master cell bank license and working cell bank transfer agreement and one historical license agreement from Clinigen with Novartis AG, Novartis Pharma AG and Novartis Vaccines and Diagnostics, Inc. pursuant to which, among other things, the Company may be required to make future milestone payments based on net sales (as defined in the relevant underlying agreements) in the U.S. and the rest of world, which includes any and all sales outside of the U.S. The maximum amount of these milestone payments payable under these agreements is $30.0 million upon reaching several certain net sales amounts in the U.S. and $15.0 million upon reaching several certain net sales amounts in the rest of the world, of which 25% of each milestone payment will be reimbursed by Clinigen by deduction from the deferred consideration due under the Option Agreement in the period such milestone payment is made. To date, the net sales milestones have not been achieved, and, therefore, no payments were made under these agreements for the three months ended March 31, 2026 and 2025.

Boehringer Ingelheim Biopharmaceuticals GmbH

On May 18, 2023 as part of the completion of the Acquisition, the Company inherited a manufacturing and supply agreement from Clinigen with Boehringer Ingelheim Biopharmaceuticals GmbH (“BI”) pursuant to which BI will carry out the processing, manufacturing and supply of Proleukin® in unlabeled vials. The original term of this agreement was through October 2025, with automatic renewals for a period of two years unless terminated as permitted by the contract. In September 2025, the agreement was amended and extended through December 31, 2028. Under this amended agreement, the Company must purchase a minimum number of vials each year at fixed prices. The total estimated purchase obligations under this agreement for the remainder of the year ending December 31, 2026, and the years ending December 31, 2027, and 2028 are $9.1 million, $24.0 million, and $21.3 million, respectively.

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

The balance sheet classification of the Company’s right-of-use asset and lease liabilities was as follows (in thousands):

	March 31,	December 31,
	2026	2025
Operating lease right-of-use assets	$44,382	$45,899
Operating lease liabilities
Current portion included in current liabilities	$2,899	$4,043
Long-term portion included in non-current liabilities	43,877	44,401
Total operating lease liabilities	$46,776	$48,444

The following table summarizes components of lease expenses, which were included in total expenses in the Company’s condensed consolidated statements of operations and in inventory in the condensed consolidated balance sheets, and other information related to the Company’s operating leases as follows (in thousands, except weighted-average remaining lease terms and discount rates):

	Three Months Ended
	March 31,
	2026	2025
Operating lease cost	$2,774	$3,967
Variable lease cost	508	942
Short-term lease cost	72	105
Total lease cost	$3,354	$5,014

Other information
Cash paid for amounts included in the measurement of lease liabilities included in cash flows from operations	$2,924	$4,210
Increase (decrease) in right-of-use assets from lease modifications	$359	$(1,429)
Weighted-average remaining lease terms (years)	14.13	13.65
Weighted-average discount rates	7.5%	7.8%

As of March 31, 2026, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

		CMO
	Facility	embedded
Year Ending December 31,	leases	leases	Total
2026	$4,947	$—	$4,947
2027	5,469	—	5,469
2028	5,016	—	5,016
2029	4,838	—	4,838
2030	4,610	—	4,610
Thereafter	53,393	—	53,393
Total lease payments	$78,273	$—	$78,273
Less: Present value adjustment	(31,497)	—	(31,497)
Operating lease liabilities	$46,776	$—	$46,776

NOTE 14. LEGAL PROCEEDINGS

Shumacher Derivative Lawsuit. On December 11, 2020, a purported stockholder derivative complaint was filed by plaintiff Leo Shumacher against the Company, as nominal defendant, and then current directors, as defendants, in the Court of Chancery in the State of Delaware (the “Court of Chancery”). The complaint alleges breach of fiduciary duty and a claim for unjust enrichment in connection with alleged excessive compensation of certain non-executive directors of the Company and seeks unspecified damages on behalf of the Company. The parties agreed to a proposed settlement, which was submitted to the Court of Chancery on June 15, 2022. After a hearing on November 17, 2022, the Court of Chancery required the parties to take additional steps before it would approve the settlement. The Company, as nominal defendant, and its current directors, as defendants, answered the complaint on February 3, 2023. The parties agreed to a revised proposed settlement, which was submitted to the Court of Chancery on March 12, 2024. On January 17, 2025, a non-party stockholder (The Paul Berger Revocable Trust), which objected to the revised proposed settlement, filed a derivative complaint and letter with the Court suggesting consolidation. On May 29, 2025, the Court issued an order consolidating the cases and appointing the Paul Berger Revocable Trust as lead plaintiff and its counsel as lead counsel. On September 2, 2025, the plaintiff filed a consolidated complaint in the matter, now captioned In re: Iovance Biotherapeutics, Inc. Stockholder Litigation. The defendants filed a motion to dismiss certain claims in the consolidated complaint on November 24, 2025, the plaintiff’s response to which will be filed after resolution of certain discovery issues. The Company intends to vigorously defend against this matter.

Ohio Laborers Derivative Lawsuit. On September 11, 2024, a purported stockholder derivative complaint was filed by plaintiff Northern California Pipe Trades Trust Fund against the Company, as nominal defendant, and certain directors, as defendants, in the Court of Chancery. The complaint alleges breach of fiduciary duty in connection with the February 2024 underwritten public offering of 23,014,000 shares of the Company’s common stock. On November 22, 2024, the defendants filed a motion to dismiss the complaint. On December 5, 2024, the plaintiff filed an amended complaint adding an additional director defendant. On January 10, 2025, defendants filed a motion to dismiss the amended complaint. On February 3, 2025, the Court approved substitution of Laborers’ District Council and Contractors’ Pension Fund of Ohio (“Ohio Laborers”) as representative plaintiff. The plaintiff filed a motion for leave to file a second amended complaint on October 2, 2025. On October 21, 2025, the Court granted the parties’ stipulation allowing the plaintiff to file its second amended complaint, which it filed on October 22, 2025. The defendants filed a motion to dismiss the second amended complaint on December 12, 2025. On February 11, 2026, the plaintiff filed an opposition to the defendants’ motion to dismiss. The defendants filed their reply brief on March 18, 2026. The Company intends to vigorously defend against this complaint.

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

In its counterclaims, the Company seeks damages in an amount exceeding $0.5 million and an order rescinding any and all agreements that the Solomon Plaintiffs contend entitled them to obtain shares of Company stock. On May 12, 2020, the court granted the Company’s motion for summary judgment limiting the Solomon Plaintiffs’ damages for the Equity Claim to $47,420. The Solomon Plaintiffs filed a notice of appeal of this summary judgment on June 9, 2020. On July 2, 2020, the court granted the Company’s motion to dismiss the First Solomon Suit for want of prosecution. On January 4, 2021, the court granted the Solomon Plaintiffs motion for reconsideration and reinstituted the case. On January 15, 2021, the Company filed a notice of appeal of the court’s grant of the Solomon Plaintiffs motion for reconsideration. On May 11, 2021, the Appellate Division upheld the court’s grant of the Solomon Plaintiffs’ motion for reconsideration of the dismissal of the First Solomon Suit for want of prosecution. On January 22, 2025, Solomon Sharbat and Shelhav Raff (through new legal counsel) filed a motion for leave to file an amended complaint in the First Solomon Suit, which the Company opposed. On March 10, 2025, the Company filed a motion for summary judgment, in the First Solomon Suit. Following oral argument on December 3, 2025, the court denied the Solomon Plaintiffs’ motion for leave to amend and granted the Company’s motion for summary judgment. The Solomon Plaintiffs filed a notice of appeal of the court’s decision to the Appellate Division on April 13, 2026.

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

On February 18, 2020, the Company filed a removal petition and removed the Second Solomon Suit to the U.S. District Court for the Southern District of New York (the “District Court”), where the case has been assigned case no. 1:20-cv-1391. On May 22, 2020, the Company moved to dismiss the Second Solomon Suit for lack of personal jurisdiction. On March 26, 2021, the District Court denied the Company’s motion to dismiss for lack of personal jurisdiction. The Company filed a response to the complaint in the Second Solomon Suit on April 30, 2021. On May 26, 2021, the Company and Singh filed motions for judgment on the pleadings with respect to the second and third claims asserted against the Company and all claims asserted against Singh, respectively, in the Second Solomon Suit. On January 5, 2022, the District Court granted the Company’s motions for judgment on the pleadings, dismissing the second and third claims against the Company and dismissing all claims against Singh. On January 4, 2023, the District Court granted in part the Company’s motion for sanctions against the Solomon Plaintiffs for violating Rule 11 of the Federal Rules of Civil Procedure, in a decision and order that dismissed the Solomon Plaintiffs’ first claim against the Company, denied the Solomon Plaintiffs’ motion for leave to amend the complaint, and ordered the Solomon Plaintiffs to pay the Company’s attorneys’ fees incurred in connection with the Rule 11 motion. Following the District Court’s decision and order on the Rule 11 motion, only the Solomon Plaintiffs’ fifth and sixth claims, for unjust enrichment and indemnification, respectively, remained pending against the Company. On October 26, 2023, the District Court granted the Company’s motion for summary judgment and dismissed the Solomon Plaintiffs’ fifth and sixth claims. On October 27, 2023, the District Court entered judgment for the Company and closed the Second Solomon Suit. On November 10, 2023, the Company filed a motion for attorneys’ fees as the prevailing party in the action. On December 1, 2023, the Solomon Plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit appealing the District Court’s orders (a) granting the motions for judgment on the pleadings filed on behalf of Singh and the Company, (b) granting the Company’s Rule 11 motion, (c) denying the Solomon Plaintiffs’ motions to compel discovery and re-open discovery, and (d) granting the Company’s summary judgment motion. On December 22, 2023, the Company filed a motion for an order requiring the Solomon Plaintiffs to post an appeal bond, to ensure payment of the Company’s appellate fees and costs should the Company prevail on the appeal. On May 9, 2024, the District Court issued an order granting the Company’s motions for attorneys’ fees and for an appeal bond. On June 28, 2024, the Company filed motions to dismiss the appeal on the grounds that the Solomon Plaintiffs (a) do not have an opening brief on file, which the Second Circuit Court denied, and (b) have not filed an appeal bond. The District Court entered judgment in favor of the Company on September 23, 2024, including a monetary award pursuant to the District Court’s Rule 11 order and orders for attorneys’ fees and costs. On October 9, 2024, the Second Circuit Court stated that it will dismiss the appeal unless the Solomon Plaintiffs post the appeal bond by October 23, 2024. The Solomon Plaintiffs then moved for an extension of time until November 23, 2024 to post the appeal bond. The Company filed an opposition to the motion. The Second Circuit Court denied the Solomon Plaintiffs’ motion for an extension of time on November 7, 2024, and dismissed the appeal on November 8, 2024. On August 15, 2025, the Solomon Plaintiffs filed a motion to vacate or modify the Rule 11 sanctions order, which the District Court denied on September 4, 2025. On January 29, 2026, the Solomon Plaintiffs filed a motion for extension of time to appeal the District Court’s September 4, 2025 order and for a stay of collection efforts, which the Company opposed on February 4, 2026. On March 23, 2026, the District Court denied the Solomon Plaintiffs’ motion for extension of time to appeal.

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

On June 5, 2025, two putative shareholder derivative lawsuits were filed in the Northern District of California, captioned Hollin v. Vogt, et al., 3:25-cv-04740 and Gera, et al. v. Vogt, et al., 3:25-cv-04794, purportedly brought on behalf of Iovance against certain current and former officers and directors of the Company. A third putative shareholder derivative lawsuit, captioned Bitton v. Bellemin, et. al., 3:25-cv-09701, was filed in the Northern District of California on November 12, 2025. Iovance is named as a nominal defendant in the complaints. The lawsuits contain allegations based on or similar to those in the putative securities class actions and claim, among other things, that the named individual defendants breached their fiduciary duties and violated Section 14(a) of the 1934 Act by issuing or causing the Company to issue false and misleading disclosures concerning the Company’s financial forecasts for fiscal year 2025. Before filing the complaints, the plaintiffs did not make a demand that the Company’s Board of Directors consider the claims therein. The lawsuits seek money damages, corporate governance reforms, restitution, punitive damages, and costs and expenses of the lawsuits, including attorneys’ fees. On December 15, 2025, the court consolidated the derivative lawsuits, now captioned In re Iovance Biotherapeutics, Inc. Derivative Litigation, No. 5:25-cv-04740, and appointed co-lead plaintiff and plaintiffs’ counsel. On March 24, 2026, the court granted the parties’ stipulation to stay the derivative litigation pending resolution of the securities litigation. The plaintiff in the securities litigation filed a consolidated amended complaint on April 15, 2026.

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

NOTE 15. INCOME TAXES

ASU 2023-09 – Income Taxes (“ASC 740”) generally requires calculating its provision for income taxes during each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period. However, when reliable estimate cannot be made, the Company computes its provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. For the three months ended March 31, 2026, small changes in estimated annual pretax income (loss) by legal entity can produce a significant variance in the annual effective tax rate. This variability produces an unreliable estimate of the income tax expense. As a result, in accordance with ASC 740, the Company has computed its benefit from income taxes for the three months ended March 31, 2026 by applying the actual effective tax rate to the pretax loss for the three month period. For the three months ended March 31, 2025, the Company used the estimated annual effective tax rate method to compute tax benefit.

The Company recorded a tax benefit of $0.7 million and $1.8 million for the three months ended March 31, 2026 and 2025 respectively, which resulted in effective tax rates of 0.83% and 1.6%, respectively. The effective tax rate is different from the U.S. statutory rate of 21% due to the full valuation allowance against tax losses in the U.S. The income tax benefit for the periods presented for 2026 and 2025 primarily relate to operations in the UK and realization of related deferred taxes.

As of March 31, 2026, the Company continued to maintain its full valuation allowance against U.S. federal and state net deferred tax assets as it expected to be in a cumulative loss position and does not have sufficient positive evidence to support the realizability of its U.S. net deferred tax assets.

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

Amtagvi® is the first one-time, individualized T cell therapy for a solid tumor cancer and for the treatment of adult patients with previously treated advanced, or unresectable or metastatic melanoma, approved for use in the U.S. and Canada. Amtagvi® is administered as part of a treatment regimen that includes lymphodepletion and a short course of Proleukin®.

Globally, Amtagvi® has the potential to address more than 30,000 previously treated advanced melanoma patients annually. We plan to launch into additional markets with a high prevalence of advanced melanoma. Potential approvals are pending in Australia in the first half of 2026 and Switzerland in 2027. In the European Union, or EU, we withdrew our initial marketing authorization application, or MAA, in July 2025. We are working with the European Medicines Agency, or EMA, to resubmit a centralized MAA in 2026. In the United Kingdom, or UK, we withdrew our initial MAA in May 2026 and will resubmit the MAA with additional information for expedited review in 2026.

Our development pipeline consists of TIL cell therapies in additional solid tumor cancer indications as monotherapy or in combination with standard of care, as well as next generation approaches. We are conducting two ongoing registrational trials in frontline advanced melanoma and previously treated advanced non-small cell lung cancer, or NSCLC. We have commenced a registrational trial in previously treated advanced undifferentiated pleomorphic sarcoma and dedifferentiated liposarcoma, and plan to engage with the FDA for an expedited path to accelerated approval.

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

Scalable TIL manufacturing for commercial and clinical demand

To date, more than 1,500 patients have been treated with commercial and investigational TIL cell therapies manufactured using Iovance processes. The Iovance Cell Therapy Center, or iCTC, in Philadelphia, Pennsylvania is the first FDA-approved facility to manufacture commercial TIL cell therapy. We believe that the iCTC is the only current Good Manufacturing Practice, or cGMP, facility with a centralized, scalable TIL manufacturing process. Facilitated by its proximity to multiple airports, the iCTC covers logistics and delivery of TIL cell therapies to treatment centers in North America, Europe, and Asia Pacific.

The current iCTC facility has the potential capacity to supply TIL cell therapies for more than 5,000 cancer patients annually. To utilize our internal manufacturing suites at greater scale, improve gross margin and reduce operating expenses, we transitioned all manufacturing for clinical and commercial Iovance TIL cell therapies to the iCTC and terminated an agreement with a contract manufacturer in the first quarter of 2026 to manage and reduce long-term product manufacturing costs. We have full control of manufacturing capacity and product quality, supply and delivery logistics, cost efficiencies and process improvements, such as automation and next generation approaches that may further streamline timelines and costs. Certain clinical trials for our next-generation investigational TIL cell therapies will continue to be supported by contract manufacturing organizations, or CMOs. Details of related agreements are provided in Note 12 Licenses and Agreements section of this Quarterly Report on Form 10-Q of our condensed consolidated financial statements for the quarter ended March 31, 2026.

TIL Cell Therapy Platforms for Advanced, or Metastatic or Unresectable, Solid Tumor Cancers

Our T cell-based immunotherapy technology platform of TIL cell therapies leverages patient-specific cells to recognize and attack diverse cancer cells that are unique to each patient. We believe this approach is the emerging backbone for immuno-oncology approaches to treat solid tumor cancers.

We have investigated TIL cell therapy in global, multicenter Iovance-sponsored clinical trials in various treatment settings for patients with advanced melanoma, NSCLC, cervical cancer, endometrial cancer, and head and neck squamous cell carcinoma, or HNSCC. Through ongoing academic collaborations, as well as government and other partners, we are investigating additional solid tumor types and treatment settings. We have provided prior or ongoing support for investigator-sponsored clinical trials for patients with soft tissue sarcoma, osteosarcoma, pancreatic and colorectal cancer, platinum resistant ovarian cancer, anaplastic thyroid cancer, and triple negative breast cancer.

Applying our expertise in TIL cell therapy, our next-generation technology platforms are designed to optimize outcomes with TIL cell therapy across three key initiatives: genetic modifications, potency, and new treatment regimens using an improved IL-2.

Intellectual Property

We have established a leading intellectual property portfolio developed internally and licensed from third parties. We currently own more than 100 U.S. patents related to TIL cell therapy, including patents directed to compositions and methods of treatment in a broad range of cancers, such as U.S. Patent Nos. 10,130,659; 10,166,257; 10,272,113; 10,363,273; 10,398,734; 10,420,799; 10,463,697; 10,517,894; 10,537,595; 10,639,330; 10,646,517; 10,653,723; 10,695,372; 10,894,063; 10,905,718; 10,918,666; 10,925,900; 10,933,094; 10,946,044; 10,946,045; 10,953,046; 10,953,047; 11,007,225; 11,007,226; 11,013,770; 11,026,974; 11,040,070; 11,052,115; 11,052,116; 11,058,728; 11,083,752; 11,123,371; 11,141,434; 11,141,438; 11,168,303; 11,168,304; 11,179,419; 11,202,803; 11,202,804; 11,220,670; 11,241,456; 11,254,913; 11,266,694; 11,273,180; 11,273,181; 11,291,687; 11,293,009; 11,304,979; 11,304,980; 11,311,578; 11,337,998; 11,344,579; 11,344,580; 11,344,581; 11,351,197; 11,351,198; 11,351,199; 11,364,266; 11,369,637; 11,384,337; 11,401,507; 11,433,097; 11,517,592; 11,529,372; 11,541,077; 11,631,483; 11,713,446; 11,819,517; 11,857,573; 11,865,140; 11,866,688; 11,939,596; 11,969,444; 11,975,028; 11,981,921; 11,998,568; 12,023,355; 12,024,718; 12,031,157; 12,104,172; 12,121,541; 12,159,700; 12,170,134; 12,188,048; 12,194,061; 12,226,434; 12,226,522; 12,230,378; 12,230,379; 12,233,075; 12,280,140; 12,343,380; 12,453,697; 12,473,532; 12,485,145; 12,495,791; 12,553,029; 12,553,031; 12,558,375; 12,570,959; 12,570,961; 12,611,427; 12,611,428; and 12,611,429. More than 50 of these patents are related to our Gen 2 TIL manufacturing processes and have terms that we anticipate will extend to October 2037 or January 2038, not including any patent term extensions or adjustments that may be available. Our owned and licensed intellectual property portfolio also includes patents and patent applications relating to TIL, marrow-infiltrating lymphocytes, or MIL, and peripheral blood lymphocyte, or PBL, therapies; frozen tumor-based TIL technologies; remnant TIL and digest TIL compositions, methods, and processes; methods of manufacturing TIL, MIL, and PBL therapies; the use of costimulatory and T cell modulating molecules in TIL cell therapy and manufacturing; stable and transient genetically-modified TIL cell therapies, including genetic knockouts of immune checkpoints; cytokine-tethered TIL cell therapies; methods of using immune checkpoint inhibitor, or ICIs, in combination with TIL cell therapies; TIL selection technologies; and methods of treating patient subpopulations.

Components of Operating Results

Revenue

Revenue for the three months ended March 31, 2026 represents product sales of Amtagvi®, as well as Proleukin®, primarily driven from sales in the U.S. to support the ongoing commercial launch of Amtagvi®, which received FDA approval in February 2024. Proleukin®, which we acquired the worldwide rights to in May 2023, is also sold in markets outside the U.S., primarily in the EU and UK.

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

Income tax benefit

Income tax benefit pertains to the operations in the UK and realization of related deferred taxes.

Results of Operations for the Three Months Ended March 31, 2026 and 2025

Revenue

	Three Months Ended		Increase
	March 31,		(Decrease)
(in thousands)	2026	2025	$	%
Amtagvi®	$60,222	$43,571	$16,651	38
Proleukin®	11,208	5,753	5,455	95
Total product revenue	$71,430	$49,324	$22,106	45

Revenue for the three months ended March 31, 2026 increased by $22.1 million, or 45%, compared to the same period in 2025. The increase in revenue as compared to the prior period was driven by an increase in Amtagvi® infusions, correspondent increase in Proleukin®, and price increases for both products.

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

Costs and expenses

The following table summarizes the period-over-period changes in our costs and expenses:

	Three Months Ended		Increase
	March 31,		(Decrease)
(in thousands)	2026	2025	$	%
Costs and expenses
Cost of sales **	$42,498	$42,715	$(217)	(1)
Research and development **	62,487	75,965	(13,478)	(18)
Selling, general, and administrative **	38,949	43,800	(4,851)	(11)
Depreciation and amortization	8,539	8,065	474	6
Total costs and expenses	$152,473	$170,545	$(18,072)	(11)

** Excludes depreciation and amortization

Cost of sales

Cost of sales, excluding depreciation and amortization, for the three months ended March 31, 2026 decreased by $0.2 million, or 1%, compared to the same period in 2025. The decrease was driven by a $5.3 million decrease in period costs primarily related to patient drop-off driven by patient health and ability to receive the Amtagvi® treatment, as well as manufacturing results that did not meet required specifications, and were not otherwise utilized under an expanded access program or single-patient IND to generate clinical data. This decrease was partially offset by (i) a $3.8 million increase from sales of Amtagvi® and Proleukin® products as well as costs related to the manufacturing of Amtagvi® and (ii) a $1.3 million increase in royalties payable related to the increase in sales of Proleukin.

Research and development expense

Research and development expense for the three months ended March 31, 2026 decreased by $13.5 million, or 18%, compared to the same period in 2025. The decrease was primarily attributable to (i) a $4.9 million decrease in outside services cost driven by a decrease in the number of consultants, (ii) a $4.8 million decrease in stock-based compensation expense primarily driven by a lower number of stock awards granted at lower average stock price, (iii) a $5.5 million decrease in clinical trial costs, driven primarily by completion of 144-01 and 144-05 clinical trials as well as other ongoing studies advancing into a late-stage of clinical trials, and (iv) a $0.7 million decrease in other costs, including travel and license cost. These decreases were partially offset by a $2.4 million increase in clinical manufacturing costs primarily driven by increased clinical production.

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

The table below summarizes our research and development expenses by therapeutic area (in thousands):

	Three Months Ended		Increase
	March 31,		(Decrease)
	2026	2025	$	%
Direct research and development expense by product candidate
TIL, including combination therapy
Lifileucel monotherapy	$14,197	$16,181	$(1,984)	(12)
Combination Therapy	4,034	3,298	736	22
Next Generation	2,075	1,689	386	23
Other clinical, preclinical, and research programs under development	2,566	7,705	(5,139)	(67)
Indirect research and development expense
Personnel related (excluding stock-based compensation)	27,732	25,366	2,366	9
Stock-based compensation expense	5,117	9,917	(4,800)	(48)
Contractors and outside services	1,193	1,747	(554)	(32)
Office and facilities	5,573	10,062	(4,489)	(45)
Total research and development	$62,487	$75,965	$(13,478)	(18)

Selling, general and administrative expense

Selling, general and administrative expenses for the three months ended March 31, 2026 decreased by $4.9 million, or 11%, compared to the same period in 2025. The decrease was primarily attributable to (i) a $5.4 million decrease in stock-based compensation expense primarily driven by a lower number of stock awards granted at lower average stock price, and (ii) a $1.4 million decrease in other costs, including costs associated with intellectual property legal costs, and software license costs related to our information technology infrastructure. This decrease was partially offset by (i) a $1.2 million increase in costs incurred in support of the marketing, advertising, and market research in rest of world of Amtagvi®, and (ii) a $0.7 million increase in payroll and related expenses driven by an increase in the number of employees to support growth in the overall business.

Depreciation and amortization

Depreciation and amortization expense for the three months ended March 31, 2026 increased by $0.5 million, or 6% compared to the same period in 2025. The increase was primarily driven by the expansion of our iCTC manufacturing facility.

Interest and other income, net

	Three Months Ended		Increase
	March 31,		(Decrease)
(in thousands)	2026	2025	$	%
Interest and other income, net	$1,333	$3,220	$(1,887)	(59)

Interest and other income, net for the three months ended March 31, 2026 decreased by $1.9 million, or 59%, compared to the same period in 2025. The decrease was primarily driven by a decrease in average investment balances and slightly lower rate of return on our investments.

Income tax (expense) benefit

	Three Months Ended		Increase
	March 31,		(Decrease)
(in thousands)	2026	2025	$	%
Income tax benefit	$665	$1,838	$(1,173)	(64)

Income tax benefit for the three months ended March 31, 2026 decreased by $1.2 million or 64%, compared to the same period in 2025. The decrease was mainly driven by the mix of income across jurisdictions that have varying effective tax rates.

Net loss

	Three Months Ended		Increase
	March 31,		(Decrease)
(in thousands)	2026	2025	$	%
Net loss	$(79,045)	$(116,163)	$(37,118)	(32)

Net loss for the three months ended March 31, 2026 decreased by $37.1 million, or 32%, compared to the same period in 2025. The decrease in our net loss is primarily due to the increase in sales of Amtagvi® and Proleukin® products. We anticipate that we will continue to incur net losses in the future as we further invest in our clinical and internal research and development programs, as well as ongoing execution of the launch of Amtagvi®.

Liquidity and Capital Resources

As of March 31, 2026, we had $319.4 million in cash, cash equivalents, short-term investments, and restricted cash ($196.5 million of cash and cash equivalents, $116.9 million in short-term investments, and $6.0 million in restricted cash). We have incurred losses and generated negative cash flows from operations since inception. Historically, we have funded our operations from various public and private offerings of our equity securities, both common stock and preferred stock, from option and warrant exercises, and from interest income. Since 2017, our primary source of funds has been from the public sale of our common stock. With the recent approval of our BLA, we expect to continue to generate revenue from the sale of our first internally developed product, Amtagvi®. Furthermore, as Proleukin® inventory that was previously with distributors in the U.S. market at the time of the acquisition of the worldwide rights to Proleukin® in May 2023 has been substantially depleted, we also began to sell Proleukin® into the U.S. market, where product margins are substantially higher than in other markets, to support ongoing and anticipated infusions related to the continued strong commercial launch of Amtagvi®. However, such revenues for Amtagvi® and Proleukin® may not be material enough to generate positive operational cash flows during the 12 months from the date the condensed consolidated financial statements are issued and this Quarterly Report on Form 10-Q is filed.

We expect to continue to incur significant expenses to support our ongoing execution of the commercial launch of Amtagvi®, fund ongoing clinical programs, including our NSCLC registrational study, IOV-LUN-202, and our frontline advanced melanoma Phase 3 confirmatory trial, TILVANCE-301, continue the development of our pipeline candidates, and for other general corporate purposes. Based on the funds we have available as of the date our condensed consolidated financial statements for the three months ended March 31, 2026 are issued, we believe that we have sufficient capital to fund our anticipated operating expenses and capital expenditures as planned for at least the twelve months following the issuance of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Corporate Capitalization

As of March 31, 2026, we had outstanding 438,106,537 shares of our $0.000041666 par value common stock, 194 shares of our $0.001 par value Series A Convertible Preferred Stock, and 1,932,667 shares of our $0.001 par value Series B Convertible Preferred Stock. The outstanding shares of Series A Convertible Preferred Stock are currently convertible into 97,000 shares of our common stock, and the outstanding shares of Series B Convertible Preferred Stock are currently convertible into 1,932,667 shares of our common stock. The shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock do not have voting rights or accrue dividends.

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

Through the three months ended March 31, 2026, we received $98.5 million in proceeds, net of offering costs, through the sale of 24,918,834 shares of our common stock under the 2025 Sale Agreement.

In the future, we may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. If any of the securities covered by the Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of such offering at that time.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(72,074)	$(103,694)
Investing activities	11,394	15,867
Financing activities	94,335	143,315
Net increase (decrease) in cash, cash equivalents and restricted cash*	$33,655	$55,488
* Excludes effect of exchange rate changes

Operating Activities

Net cash used in operating activities for the periods presented represents cash disbursements related to all activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss for non-cash items and changes in operating assets and liabilities. Net cash used in operating activities for the three months ended March 31, 2026 was $72.1 million as compared to $103.7 million for the same period in 2025. The $31.6 million decrease in cash used in operating activities was driven by a $37.1 million decrease in net loss resulting from an increase in revenues generated by sales of Amtagvi® and Proleukin®. The overall decrease in cash used in operating activities also includes a net decrease in non-cash charges of $10.1 million. The net decrease in non-cash charges was primarily driven by lower stock-based compensation expenses, and lower amortization of right-of-use assets related to operating leases, partially offset by a decrease in deferred tax benefits related to the operations in the UK, amortization of intangible assets and accretion of discounts and amortization of premiums on investments, net. In addition, net cash used in operating activities decreased by $4.6 million, primarily related to changes in operating assets and liabilities.

The $4.6 million decrease in net cash used in operating activities related to changes in operating assets and liabilities was driven by a $2.3 million decrease in trade accounts receivable, resulting from the collection of cash from the sale of our products, a net $9.5 million decrease in accounts payable and accrued expenses, resulting from timing of vendor invoicing and related payments, and a $11.8 million decrease in net cash used driven primarily by purchases of inventory and an increase in prepaid expenses and other assets that resulted from the timing of related payments.

Investing Activities

Net cash provided by investing activities for the periods presented primarily relates to the cash utilized to fund the purchase and maturity of investments, capital expenditures as well as the Acquisition. Net cash provided by investing activities for the three months ended March 31, 2026 was $11.4 million, compared to net cash provided by investing activities of $15.9 million for the same period in

2025. The decrease in cash provided of $4.5 million was primarily driven by a $4.1 million decrease associated with changes in the timing of maturities and purchases of investments.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026, was $94.3 million compared to net cash provided of $143.3 million for the same period in 2025. The decrease in net cash provided by financing activities of $49.0 million was primarily driven by a decrease in net proceeds of $50.5 million received through the sales of common stock through our “at the market” offering program during the three months ended March 31, 2026, as compared to the net proceeds received from our “at the market” offering program for the same period in 2025. In addition, a $1.5 million increase from tax payments related to shares withheld for vested restricted stock units contributed to the overall decrease in cash provided by financing activities.

Contractual Obligations

The following table summarizes our non-cancellable contractual obligations as of March 31, 2026, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
	Total	2026	2027	2028	2029	2030	Thereafter
Operating lease obligations - facilities(1)	$78,273	$4,947	$5,469	$5,016	$4,838	$4,610	$53,393
Purchase obligations(2)	54,286	9,052	23,954	21,280	—	—	—
Total(3)	$132,559	$13,999	$29,423	$26,296	$4,838	$4,610	$53,393

(1)	Our operating lease obligations consist of obligations under non-cancellable operating leases for our facilities in San Carlos, California, Philadelphia, Pennsylvania, and Tampa, Florida.
(2)

We have purchase obligations of $54.3 million related to manufacturing and supply agreements for Proleukin® under a contract we inherited as part of the Acquisition, which was subsequently extended through 2028.

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

Off-Balance Sheet Arrangements

As of March 31, 2026, we had no obligations that would require disclosure as off-balance sheet arrangements.

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

We review intangible assets for impairment at least annually and whenever events or changes in circumstances have occurred which could indicate that the carrying value of the assets are not recoverable. If such indicators are present, we assess the recoverability of affected assets by determining if the carrying value of the assets is less than the sum of the undiscounted future cash flows of the assets. If the assets are found to not be recoverable, we measure the amount of impairment by comparing the carrying value of the assets to their fair values. We determined that no indicators of impairment or impaired intangible assets existed as of March 31, 2026.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in interest bearing investments consisting of short-term debt securities issued by the U.S. government. The primary objective of our investment activities is to preserve principal. We adhere to an investment policy that requires us to limit amounts invested in securities based on credit rating, maturity, industry group and investment type and issuer, except for securities issued by the U.S. government. We do not have any derivative financial instruments or foreign currency instruments. As of March 31, 2026, we had $196.0 million invested in marketable securities with a maturity date of less than one year. As such we believe that we are not exposed to any material market risk. If interest rates had varied by 1% in the quarter ended March 31, 2026, the fair value of our investment portfolio would increase or decrease by approximately $0.3 million.

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

The majority of our product sales during the three months ended March 31, 2026 were denominated in the U.S. dollar, however, we do have some sales denominated in foreign currencies. Nevertheless, foreign currency transaction gains and losses were immaterial for the three months ended March 31, 2026. No foreign currency exchange risk existed for the three months ended March 31, 2026.

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

Changes in Internal Control Over Financial Reporting:

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The information in Note 14 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 14 to our condensed consolidated financial statements for the quarter ended March 31, 2026, contained in this Quarterly Report on Form 10-Q.

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

The summary risk factors described above should be read together with the text of the full risk factors below in this section entitled “Risk Factors” and the other information set forth in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, and future growth prospects.

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

As of March 31, 2026, we had an accumulated deficit of $2.9 billion. In addition, during the three months ended March 31, 2026, we incurred a net loss of $79.0 million. While we are executing the U.S. launch of our first internally developed product, Amtagvi®, we may not generate any meaningful product sales until later, and we expect to incur significant additional operating losses in the future as we expand our development and clinical trial activities in support of demonstrating the effectiveness of our product candidates.

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

Our operations have consumed substantial amounts of cash since inception. From our inception to March 31, 2026, we have an accumulated deficit of $2.9 billion. In addition, our research and development and our operating costs have also been substantial and are expected to increase. As of March 31, 2026, we had $319.4 million in cash, cash equivalents, short-term investments, and restricted cash ($196.5 million of cash and cash equivalents, $116.9 million in short-term investments, and $6.0 million in restricted cash).

With the approval of the BLA, we began to generate revenue from the sale of our product Amtagvi® in the second quarter of 2024. Furthermore, following the Acquisition, we began to generate revenue from the sales of Proleukin®. There is no assurance that such funds will be sufficient to fund our operations during the 12 months from the date the condensed consolidated financial statements are issued and this Form 10-Q is filed. However, based on the funds we have available as of the date these consolidated financial statements are issued, we believe that we have sufficient capital to fund our anticipated operating expenses and capital expenditures as planned for at least the next twelve months following the issuance of our condensed consolidated financial statements included in this Form 10-Q. However, in order to complete the development of our current product candidates, and in order to effect our business plan, including expanding our own manufacturing facility, we anticipate that we will have to spend more than the funds currently available to us. Furthermore, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate. We may require additional capital for the further development of our product candidates and commercialization of our products and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Moreover, our fixed expenses such as rent, minimum payments to our contract manufacturers, and other contractual commitments, including those for our research collaborations, are substantial and are expected to increase in the future.

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

Reliance on third-party manufacturers entails exposure to risks to which we would not be subject if we manufactured the products and product candidates exclusively by ourselves, including:

●	inability to negotiate manufacturing and quality agreements with third parties under commercially reasonable terms;
●	reduced day-to-day control over the manufacturing process for our product candidates as a result of using third-party manufacturers for all aspects of manufacturing activities;
●	reduced control over the protection of our trade secrets and know-how from misappropriation or inadvertent disclosure;
●	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that may be costly or damaging to us or result in delays in the development or commercialization of our products and/or product candidates;
●	disruptions to the operations of our third-party manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier;
●	international or multi-national activities that are related to business activities outside of our scope, but may have an impact on a CMO’s ability to conduct business in a manner consistent with governmental or our regulatory and ethical standards; and
●	our ability to synchronize operations and standards to ensure that all aspects of manufacturing are consistent without deviations across facilities.

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

Manufacturing our products and product candidates requires live cells among other biological raw materials, chemicals and agents used for manufacturing. Many reagents, which are substances used in our manufacturing processes to bring about chemical or biological reactions, and other specialty materials and equipment are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. We currently depend on a limited number of vendors for certain materials and equipment used in the manufacture of our product candidates. Some of these suppliers may not have the capacity to support clinical trials and commercial products manufactured under cGMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. We also do not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Accordingly, we may experience delays in receiving key materials and equipment to support clinical or commercial manufacturing.

For each of these biological raw materials (including live cells), chemicals and agents used for manufacturing, reagents, equipment, and materials, we rely and may in the future rely on treatment sites, limited manufacturers, sole source vendors, or a limited number of vendors. An inability to continue to source product from any of these suppliers, which could be due to a number of issues, including regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands, quality issues, or recently imposed tariffs, could adversely affect our ability to satisfy demand for our products or product candidates and impact our cost of goods for our products or product candidates, which in turn could adversely and materially affect our product sales and operating results or our ability to conduct clinical trials, either of which could significantly harm our business.

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

Because our current products represent, and our other potential product candidates will represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, the market acceptance, the third-party reimbursement coverage, and the commercial potential of our product candidates.

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

We face an inherent risk of product liability as a result of the clinical testing and manufacture of our product candidates for human trials, and we currently face an even greater risk as we commercialize products and engage in the quality testing and release of products. For example, we may be sued if our products and/or product candidates cause, are perceived, or alleged to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing, or sale, whether or not trial participants or patients are predisposed to adverse outcomes. Furthermore, if physicians and/or hospitals are not sufficiently trained in the use of our products or therapies, whether clinical or commercialized, they may misuse or ineffectively use our products or related products for our therapies, which may result in unsatisfactory patient outcomes or patient injury. Any such product liability claims may include allegations of defects in manufacturing, defects in design, defects in quality control measures, a failure to warn of dangers inherent in the product, negligence, strict liability, and/or a breach of warranties. Claims could also be asserted under state consumer protection acts. Large judgments have also been awarded in class action lawsuits based on therapeutics that had unanticipated side effects. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or halt commercialization of our products and/or product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased or interrupted demand for our products and/or product candidates;
●	injury to our reputation;
●	withdrawal of clinical trial participants or sites and potential termination of clinical trial sites or entire clinical programs;
●	initiation of investigations by regulators (including investigation of the safety and effectiveness of our products, our manufacturing processes and facilities, or our marketing programs), refusal to approve marketing applications or supplements, warnings, and withdrawal or other limitations on product approvals;
●	costs to prepare for and defend the related litigation;
●	a diversion of management’s time and our resources;
●	substantial monetary awards to clinical trial participants or patients;
●	product recalls, withdrawals, or restrictions on labeling, marketing, or promotions;
●	loss of revenue;
●	significant negative media attention;
●	decrease in the price of our stock and overall value of our company;
●	exhaustion of our available insurance coverage and our capital resources; and
●	the delay or inability to commercialize our product candidates or achieve adequate revenue from our products.

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

Competition in the field of cancer therapy is intense and is accentuated by the rapid pace of technological development. Research and discoveries by others may result in breakthroughs which may render our products obsolete even before they generate any revenue. There are products that are approved and currently under development by others that could compete with the products that we are developing. Many of our potential competitors have substantially greater research and development capabilities and approval, manufacturing, marketing, financial, and managerial resources and experience than we do. Our competitors may:

●	develop safer, more convenient, or more effective immunotherapies and other therapeutic products;
●	develop therapies that are less expensive or have better reimbursement from private or public payors;
●	reach the market more rapidly, reducing the potential sales of our products; or
●	establish superior proprietary positions.

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

In addition to marketing our product, we will need current and future ATCs both inside and outside the U.S. that are prepared and have the capacity and experience to administer our therapies to patients. Even if we are able to obtain approval for a product candidate in a country or region, we may not be able to approve enough treatment centers for the provision of our product to a broad patient population. The number of ATCs we onboard to administer our product may fluctuate and affect our product launch, and even if we onboard a large number of ATCs, this does not ensure the uptake of our products. Additionally, certain areas do not have hospitals with the facilities to safely administer our therapy. Accordingly, we may only be able to launch our products with a limited number of ATCs, which could ultimately reduce the uptake of our products. Although we have a team allocated to authorize and monitor our ATCs, substantial resources and investment from us in each treatment center may be required. Additionally, the treatment center onboarding process can be complicated and requires extensive training, technical equipment, and coordination of processes. Once authorized, ATCs will be required to ensure that their training, facilities, and treatment capabilities are adequately maintained.

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

●	if a health epidemic or pandemic occurs it may negatively impact our ability to establish commercial operations, educate, and interact with healthcare professionals, and successfully launch our product on a timely basis;
●	the inability of sales personnel to obtain access to physicians or physicians do not prescribe our current or future product candidates;
●	our inability to effectively oversee a geographically dispersed sales and marketing team;
●	the costs and time associated with the initial and ongoing training of sales and marketing personnel on legal and regulatory compliance matters and monitoring their actions;
●	an inability to secure adequate or any coverage and reimbursement by government and private health plans;
●	the clinical indications for which the products are approved and the claims that we may make for the products;
●	limitations or warnings, including distribution or use restrictions, contained in the products’ approved labeling;
●	any distribution and use restrictions imposed by the FDA or to which we agree as part of a mandatory REMS or voluntary risk management plan;
●	liability for sales or marketing personnel who fail to comply with the applicable legal and regulatory requirements;
●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
●	unforeseen costs and expenses associated with an independent sales and marketing organization or engaging a contract sales organization.

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

Efforts to educate the medical community and third-party payors on the benefits of our products and product candidates may require significant resources and may not be successful. If any of our products or product candidates does not achieve an adequate level of market acceptance, we may not generate significant revenues, and we may not become profitable. The degree of market acceptance of any of our products and product candidates will depend on a number of factors, including:

●	the efficacy of our products and product candidates;
●	the prevalence and severity of adverse events associated with such products or product candidates;
●	the clinical indications for which the products are approved and the approved claims that we may make for the products;
●	limitations or warnings contained in the approved product’s FDA-required labeling, including potential limitations or warnings for such products that may be more restrictive than other competitive products;
●	changes in the standard of care for the targeted indications for such products and product candidates;
●	the relative difficulty of administration of such products and product candidates;
●	cost of treatment versus economic and clinical benefit in relation to alternative treatments or therapies;
●	the availability of adequate coverage or reimbursement by third parties, such as insurance companies and other healthcare payors, and by government healthcare programs, including Medicare and Medicaid;
●	the extent and strength of our marketing and distribution of such products and product candidates;

●	the safety, efficacy, and other potential advantages over, and availability of, alternative treatments already used or that may later be approved for any of our intended indications;
●	distribution and use restrictions imposed by the FDA with respect to such products and product candidates or to which we agree as part of a mandatory REMS or voluntary risk management plan;
●	the timing of market introduction of such products and product candidates, as well as competitive products;
●	our ability to offer such products and product candidates for sale at competitive prices;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the extent and strength of our third-party manufacturer and supplier support;
●	the approval of other new products for the same indications;
●	adverse publicity about the product or favorable publicity about competitive products; and
●	potential product liability claims.

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

We were granted Fast Track designation by the FDA for lifileucel in metastatic melanoma and metastatic cervical cancer, as well as for lifileucel in combination with pembrolizumab in advanced melanoma. We were granted breakthrough therapy designation, or BTD, for lifileucel for metastatic cervical cancer and RMAT designation for lifileucel in advanced melanoma. We may seek Fast Track or Breakthrough designation for other of our current or future product candidates. Receipt of a designation to facilitate product candidate development is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for a designation, the FDA may disagree. In any event, the receipt of such a designation for a product candidate may not result in a faster development process, review, or approval compared to product candidates considered for approval under the conventional FDA procedures and does not assure ultimate marketing approval by the FDA. In addition, the FDA may later decide that the products no longer meet the designation conditions.

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

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any current or future clinical trials will be conducted as planned or completed on schedule, if at all, or that any of our product candidates will receive regulatory approval. We initiated clinical trials in patients with metastatic melanoma, cervical, head and neck, and non-small cell lung cancers, and in other indications in collaboration with third parties. We completed enrollment in the pivotal clinical trial for melanoma, C-144-01, and in June 2022, we announced that initial Cohort 4 data read by the independent review committee, or IRC, met the primary endpoint in this clinical trial. In March 2023, we completed submission of our BLA to the FDA for the treatment of adult patients with metastatic melanoma for approval, and the FDA accepted the BLA in May 2023. We obtained BLA approval on February 16, 2024. We plan to initiate clinical trials in new indications and new cohorts in existing clinical trials. For example, we plan to commence a registrational trial in previously treated advanced undifferentiated pleomorphic sarcoma, or UPS, and dedifferentiated liposarcoma, or DDLPS, in the second quarter of 2026. Even as these clinical trials progress, issues may arise that could require us to suspend or terminate such clinical trials or could cause the results of one cohort to differ from a prior cohort. For example, we may experience slower than anticipated enrollment in our additional pivotal clinical trials, which may consequently delay BLA submissions to the FDA or permit competitors to obtain approvals that may alter our BLA filing strategy. Additionally, temporary or permanent clinical holds could be placed on our clinical trials for a variety of reasons. For instance, on December 22, 2023, the FDA placed a clinical hold on the IOV-LUN-202 trial in response to a reported Grade 5 (fatal) serious adverse event potentially related to the non-myeloablative lymphodepletion pre-conditioning regimen, and we paused enrollment and the lifileucel treatment regimen for new patients in IOV-LUN-202 during the clinical hold. On March 4, 2024, the FDA lifted the partial clinical hold on the IOV-LUN-202 trial, permitting us to resume patient enrollment. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely initiation or completion of clinical development, or product approval include:

●	regulators or IRBs may not authorize us or our investigators to commence a clinical trial, conduct a clinical trial at a prospective clinical trial site, or amend clinical trial protocols, or regulators or IRBs may require that we modify or amend our clinical trial protocols;
●	delays in reaching a consensus or inability to obtain agreement with regulatory agencies on clinical trial design;
●	the FDA or comparable foreign regulatory authorities may disagree with our intended indications, clinical trial design or our interpretation of data from preclinical studies and clinical trials or find that a product candidate’s benefits do not outweigh its safety risks;
●	the FDA or comparable foreign regulatory authorities may not accept data from studies with clinical trial sites in foreign countries;
●	the FDA may not allow us to use the clinical trial data from a research institution to support an IND if we cannot demonstrate the comparability of our product candidates with the product candidate used by the relevant research institution in its clinical trials;
●	delays in or failure to reach an agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
●	delays in obtaining required IRB approval at each clinical trial site;
●	imposition of a temporary or permanent clinical hold, suspensions or terminations by regulatory agencies, IRBs, or us for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks, undesirable side effects, or other unexpected characteristics of the product candidate, or due to findings of undesirable effects caused by a biologically or mechanistically similar therapeutic or therapeutic candidate;
●	delays in recruiting suitable patients to participate in our clinical trials;
●	delay in adding new investigators or clinical trial sites, or withdrawal of clinical trial sites from a clinical trial;
●	delay or change in strategic direction for an indication resulting from differences in results between cohorts in a clinical trial, such as the previously disclosed preliminary results for the C-145-04 clinical trial and the final patient population and results, including differences in patient population, such as differences that might arise due to the impact of the existing immunotherapy treatment landscape, or from different interpretations of investigator results by IRC;
●	failure by our CROs, clinical trial sites, patients, or other third parties, or us to adhere to clinical trial requirements, including regulatory, contractual or protocol requirements;
●	failure to perform in accordance with the FDA’s cGCP requirements or applicable regulatory guidelines in other countries;
●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate or enrollment in these clinical trials may be slower than we anticipate, potentially affecting our timelines for approval of our product candidates;
●	patients that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop such patients from the clinical trial, increase the needed enrollment size for the clinical trial or extend the clinical trial’s duration;
●	patients dropping out of a clinical trial;
●	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols to regulatory authorities and IRBs, and which may cause delays in our development programs, or changes to regulatory review times;
●	there may be regulatory questions or disagreements regarding interpretations of data and results, or new information may emerge regarding our product candidates;
●	changes in the standard of care on which a clinical development plan was based, which may require new or additional clinical trials;
●	the cost of clinical trials of our product candidates being greater than we anticipate, or we may have insufficient funds for a clinical trial or to pay the substantial user fees required by the FDA upon the filing of a BLA;
●	clinical trials of our product candidates producing negative or inconclusive results may fail to provide sufficient data and information to support product approval, or our studies may fail to reach the necessary level of statistical or clinical significance, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials studies, or preclinical studies, or abandon product development programs;
●	early results from our clinical trials of our product candidates may be negatively affected by changes in efficacy measures such as overall response rate and duration of response as more patients are enrolled in our clinical trials or as new cohorts of our clinical trials are tested, and overall response rate and duration of response may be negatively affected by the inclusion of unconfirmed responses in preliminary results that we report if such responses are not later confirmed;
●	we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development;
●	there may be changes to the therapeutics or their regulatory status which we are administering in combination with our product candidates;
●	delays in patient enrollment due to potential health epidemics and pandemics;
●	the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or our manufacturing facilities for clinical and future commercial supplies;
●	the FDA or comparable regulatory authorities may take longer than we anticipate when making a decision on our product candidates and prolonged government shutdowns, inadequate funding, loss of employees, changes in regulations or policies by the new U.S. administration or other disruptions may occur at the FDA, and thus, final FDA approval of our product candidates may be further delayed;
●	transfer of our manufacturing processes to our CMOs or other larger-scale facilities operated by a CMO or by us and delays or failures by our CMOs or us to make any necessary changes to such manufacturing process;

●	our use of different manufacturing processes within our clinical trials, including our Gen 1 and Gen 2 manufacturing processes, and any effects that may result from the use of different processes on the clinical data that we have reported and will report in the future; and
●	delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing, including as a result of any quality issues associated with the contract manufacturer.

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

We also may conduct clinical and preclinical research in collaboration with other academic, pharmaceutical, biotechnology and biologics entities in which we combine our technologies with those of our collaborators. Such collaborations may be subject to additional delays because of the management of the clinical trials, contract negotiations, the need to obtain agreement from multiple parties, and the necessity of obtaining additional approvals for therapeutics used in the combination clinical trials. These combination therapies will require additional testing and clinical trials, will require additional regulatory approval, and will increase our future costs and expenses.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients, or similar patients from a Phase 2 clinical trial to a pivotal program, who remain in the clinical trial until its conclusion. We may experience difficulties or delays in patient enrollment in our clinical trials for a variety of reasons, including:

●	the size and nature of the patient population;
●	the severity of the disease under investigation;
●	the patient eligibility criteria defined in the protocol;
●	the size of the clinical trial population required for analysis of the clinical trial’s primary endpoints;
●	the proximity of patients to clinical trial sites;
●	the design of the clinical trial;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	the efforts to facilitate timely enrollment in clinical trials and the effectiveness of recruiting publicity;
●	the patient referral practices of physicians;
●	competing clinical trials for similar therapies or other new therapeutics not involving cell-based immunotherapy;
●	clinicians’ and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating;
●	clinical investigators enrolling patients who do not meet the enrollment criteria, requiring the inclusion of additional patients in the clinical trial;
●	health epidemics limiting our access to patients who would otherwise be eligible for enrollment, including treatment-naïve patients who may be more likely to seek standard of care therapies available at local treatment centers rather than enroll in a clinical trial at a larger hospital;
●	approval of new indications for existing therapies or approval of new therapies in general;
●	our ability to obtain and maintain patient consents; and
●	the risk that patients enrolled in clinical trials will not complete a clinical trial, return for post-treatment follow-up, or follow the required clinical trial procedures. For instance, patients, including patients in any control groups, may withdraw from the clinical trial if they are not experiencing improvement in their underlying disease or condition. Withdrawal of patients from our clinical trials may compromise the quality of our data.

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

Our research and development programs are at various stages of clinical development, including several at an early stage. We must demonstrate our products’ safety and efficacy in humans through extensive clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our products, including but not limited to the following:

●	safety and efficacy results in various human clinical trials reported in scientific and medical literature may not be indicative of results we obtain in our clinical trials;
●	after reviewing test results, we or our collaborators may abandon projects that we might previously have believed to be promising;
●	we, our collaborators or regulators, may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks;
●	the effects our potential products have may not be the desired effects or may include undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if approved;
●	manufacturers may not meet the necessary standards for the production of the product candidates or may not be able to supply the product candidates in a sufficient quantity;
●	regulatory authorities may find that our clinical trial design or conduct does not meet the applicable approval requirements; and

●	our clinical trials, as well as clinical trials from our competitors, may diminish our anticipated revenues due to overlapping patient populations, costs and payor coverage, or patient needs.

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

An element of our intellectual property portfolio is to license additional rights and technologies from third parties, including the NIH and others. Our inability to license the rights and technologies that we have identified, or that we may in the future identify, could have a material adverse impact on our ability to complete the development of our products or to develop additional products. No assurance can be given that we will be successful in licensing any additional rights or technologies from third parties, including the NIH and others. Failure to obtain additional rights and licenses may detrimentally affect our planned development of additional product candidates and could increase the cost, and extend the timelines associated with or prevent our development of such other products.

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

With regard to future collaboration efforts, we face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and an evaluation by the proposed collaborator of a number of similar or unique factors.

Collaborations with biopharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect us financially and could harm our business reputation. Any collaboration may pose a number of risks, including the following:

●	collaborators may not perform their obligations as expected;
●	collaborators may not pursue development of product candidates and/or commercialization of products that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing;
●	collaborators could fail to make timely regulatory submissions for a product candidate;
●	collaborators may not comply with all applicable regulatory requirements or may fail to report safety data in accordance with all applicable regulatory requirements;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products and/or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	products and/or product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own products and/or product candidates, which may cause collaborators to cease to devote resources to the commercialization of our products and/or product candidates;
●	a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product candidate or product;
●	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation, or the preferred course of development, might cause delays or termination of the research, development, or commercialization of products and/or product candidates, might lead to additional responsibilities for us with respect to products and/or product candidates, or might result in litigation or arbitration, any of which would be time consuming and expensive;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
●	collaborators may be involved in a business combination, resulting in the decreased emphasis or termination of development or commercialization of any product candidate subject to the collaboration agreement; and
●	termination of a collaboration agreement may make it more difficult to attract new collaborators and our and our products’ or product candidates’ reputation in the medical, business, and financial communities could be adversely affected.

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

Our operations outside the U.S. have recently expanded. Risks inherent in conducting a global business include:

●	changes in medical reimbursement policies and programs and pricing restrictions in key markets;
●	multiple regulatory requirements that could restrict our ability to manufacture and sell our products in key markets;
●	trade protection measures, tariffs, and import or export licensing requirements, including the imposition of trade sanctions or similar restrictions by the U.S. or other governments;
●	foreign exchange fluctuations;
●	diminished protection of intellectual property in some countries; and
●	possible nationalization and expropriation.

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

We may also experience delays, including delays arising from the need to increase enrollment, in completing planned clinical trials for a variety of reasons, including delays related to:

●	the availability of financial resources to commence and complete the planned clinical trials;
●	reaching agreement on acceptable contract terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
●	obtaining approval at each clinical trial site by an independent IRB, or central IRB;

●	recruiting suitable patients to participate in a clinical trial;
●	having patients complete a clinical trial or return for post-treatment follow-up;
●	clinical trial sites deviating from clinical trial protocol or dropping out of a clinical trial;
●	adding new clinical trial sites;
●	manufacturing sufficient quantities of qualified materials under cGMP and applying them on a subject-by-subject basis for use in clinical trials; or
●	timely implementing or validating changes to our manufacturing or quality control processes and methods needed to address FDA feedback.

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

The FDA’s review of our regulatory submissions may be delayed in the future due to reasons beyond our control (such as the reductions of staffing or other resources at the FDA). FDA operations are affected by various factors, such as shifting government priorities, budgets and funding levels, authorization and payment of user fees, the ability to hire and retain key personnel, as well as other statutory, regulatory, and policy changes impacting HHS, the FDA, or other HHS agencies. Specifically, in 2025, FDA faced a reduction in size, a prolonged federal government shutdown, as well as frequent administrative turnover and agency restructuring following the institution of the new administration, which have directly or indirectly impacted FDA’s ability to support research and development activities. If legislation, administrative action, or changes in policy prevent the FDA or other regulatory authorities from conducting routine inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to provide feedback on our clinical programs, meet with or engage in other informal interactions with us, and review and process our regulatory submissions (including our pending regulatory submissions) in a timely manner. These developments may also reduce the FDA’s capacity to engage in pre-approval or other meetings. In addition, any future government shutdown or a widespread freeze on federal funding could significantly impact the ability of the FDA to timely review and process our regulatory submissions or cause other agencies that support the FDA to slow their work. Any such factors could have a material adverse effect on our business.

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

Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, that the product is less effective than previously thought, problems with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on the marketing, distribution, or manufacturing of our product candidates, withdrawal of the product from the market, or voluntary or mandatory product recalls;
●	restrictions on the labeling of our product candidates, including required additional warnings, such as black box warnings, contraindications, precautions, and restrictions on the approved indication or use;
●	modifications to promotional pieces;
●	changes to product labeling or the way the product is administered;
●	liability for harm caused to patients or subjects;
●	fines, restitution, disgorgement, warning letters, untitled letters, or holds on or termination of clinical trials;
●	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
●	product seizure or detention, or refusal to permit the import or export of our product candidates;
●	injunctions or the imposition of civil or criminal penalties, including imprisonment;

●	FDA debarment, debarment from government contracts, and refusal of future orders under existing contracts, exclusion from federal healthcare programs, consent decrees, or corporate integrity agreements;
●	regulatory authority issuance of safety alerts, Dear Healthcare Provider letters, press releases, or other communications containing warnings or other safety information about the biologic;
●	FDA restrictions on manufacturing or distribution if there is an inability to trace the source of a problem due to the nature of cell therapy;
●	withdrawal of regulatory approvals for the Proleukin® product;
●	reputational harm; or
●	the product becoming less competitive.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

●	the demand for our product candidates if we obtain regulatory approval;
●	our ability to set a price that we believe is fair for our products;
●	our ability to generate revenue and achieve or maintain profitability;
●	the level of taxes that we are required to pay; and
●	the availability of capital.

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

Competitors may infringe the patents owned or controlled by us or our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one or more of our patents is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may be enjoined from manufacturing, using, and marketing our products, or may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure.

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

Should third parties file patent applications, or be issued patents claiming technology also used or claimed by our licensor(s) or by us in any future patent application, we may be required to participate in interference proceedings in the USPTO to determine priority of invention for those patents or patent applications that are subject to the first-to-invent law in the U.S., or may be required to participate in derivation proceedings in the USPTO for those patents or patent applications that are subject to the first-inventor-to-file law in the U.S. We may be required to participate in such interference or derivation proceedings involving our issued patents and pending applications. We may be required to cease using the technology or to license rights from prevailing third parties as a result of an unfavorable outcome in an interference proceeding or derivation proceeding. A prevailing party in that case may not offer us a license on commercially acceptable terms or at all.

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

Since the NCI and numerous other academic institutions already use TIL cell therapy for the treatment of metastatic melanoma and other indications, their methods and data are also available to third parties, who may want to enter into our line of business and compete against us. Other than our Gen 2 manufacturing process rights, our TIL composition of matter rights, our method of use rights in certain indications, and our licensed rights, we currently do not own any exclusive rights on our entire product portfolio that could be used to fully prevent third parties from duplicating our business plan or from otherwise directly competing against us. While additional technologies that may be developed under our CRADA may be licensed to us on an exclusive basis, no assurance can be given that our existing exclusive rights will be sufficient to prevent others from competing with us and developing substantially similar products.

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

As of March 31, 2026, we had 438,106,537 shares of common stock outstanding. In addition, we had 34,125,787 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted to purchase common stock based on vesting requirements of stock options and common stock issuable through purchases of employee stock purchase plan, or upon the conversion of preferred stock. The issuance and subsequent sale of the shares underlying these common stock equivalents could depress the trading price of our common stock. On June 10, 2019, our certificate of incorporation was amended to increase the number of authorized shares of our common stock, from 150,000,000 shares to 300,000,000 shares, which was approved by our stockholders on that date. On June 16, 2023, our certificate of incorporation was amended to increase the number of authorized shares of our common stock from 300,000,000 to 500,000,000 shares, which amendment was approved by our stockholders on June 6, 2023.

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

During the first quarter of 2026, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) for the purchase or sale of securities of the Company, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

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

31.1++	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2++	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1++	Section 1350 Certification of Chief Executive Officer (furnished herewith).
32.2++	Section 1350 Certification of Principal Financial Officer (furnished herewith).
101.INS++	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH++	Inline XBRL Taxonomy Schema Linkbase Document.
101.CAL++	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF++	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB++	Inline XBRL Taxonomy Labels Linkbase Document.
101.PRE++	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

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

Iovance Biotherapeutics, Inc.

May 7, 2026	By:	/s/ Frederick G. Vogt, Ph.D., J.D.
Frederick G. Vogt, Ph.D., J.D.
Interim Chief Executive Officer and President, and General Counsel (Principal Executive Officer)

May 7, 2026	By:	/s/ Corleen Roche
Corleen Roche
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)