Form 10-Q
period 2026-06-30
IOVANCE BIOTHERAPEUTICS, INC.
filed 2026-08-06
CIK 1425205

+-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 29, 2026, the issuer had 452,971,432 shares of common stock, par value $0.000041666 per share, outstanding.

IOVANCE BIOTHERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2026

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

PART I. FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except share and per share information)

	June 30,	December 31,
	2026	2025
ASSETS

Current Assets
Cash and cash equivalents	$110,768	$163,078
Trade accounts receivable	102,119	82,448
Short-term investments	186,906	133,902
Inventory	55,590	51,678
Prepaid expenses and other assets	8,874	11,583
Total Current Assets	464,257	442,689

Property and equipment, net	131,464	131,112
Intangible assets, net	263,894	279,324
Operating lease right-of-use assets	43,480	45,899
Restricted cash	6,005	5,980
Long-term assets	6,431	8,166
Total Assets	$915,531	$913,170

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$26,211	$22,159
Accrued expenses and other liabilities	77,964	111,156
Note payable - current	—	1,000
Operating lease liabilities	2,673	4,043
Total Current Liabilities	106,848	138,358

Non-Current Liabilities
Operating lease liabilities – non-current	43,330	44,401
Deferred tax liabilities	29,308	31,828
Total Non-Current Liabilities	72,638	76,229
Total Liabilities	179,486	214,587

Commitments and contingencies

Stockholders’ Equity
Series A Convertible Preferred stock, $0.001 par value; 17,000 shares designated, 194 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Series B Convertible Preferred stock, $0.001 par value; 11,500,000 shares designated, 1,932,667 shares issued and outstanding as of June 30, 2026 and December 31, 2025	2	2
Common stock, $0.000041666 par value; 650,000,000 shares authorized, 452,971,016 and 411,938,061 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	19	17
Accumulated other comprehensive income	13,078	16,440
Additional paid-in capital	3,624,836	3,457,654
Accumulated deficit	(2,901,890)	(2,775,530)
Total Stockholders’ Equity	736,045	698,583
Total Liabilities and Stockholders’ Equity	$915,531	$913,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited; in thousands, except per share information)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue
Product revenue, net	$99,313	$59,952	$170,743	$109,276
Total revenue	99,313	59,952	170,743	109,276

Costs and expenses *
Cost of sales **	$43,595	$48,881	$86,093	$91,595
Research and development **	58,851	77,928	121,338	153,895
Selling, general, and administrative **	39,272	37,567	78,221	81,366
Depreciation and amortization	9,500	9,350	18,039	17,415
Total costs and expenses	$151,218	$173,726	$303,691	$344,271
Loss from operations	(51,905)	(113,774)	(132,948)	(234,995)
Other income
Interest and other income, net	3,217	4,104	4,550	7,324
Net Loss before income taxes	$(48,688)	$(109,670)	$(128,398)	$(227,671)
Income tax benefit (expense)	1,373	(1,988)	2,038	(150)
Net Loss	$(47,315)	$(111,658)	$(126,360)	$(227,821)
Net Loss Per Share of Common Stock, Basic and Diluted	$(0.11)	$(0.33)	$(0.29)	$(0.69)
Weighted Average Shares of Common Stock Outstanding, Basic and Diluted	450,189	334,511	434,437	328,721

* Non-cash stock-based compensation included in cost of sales and operating expenses
Cost of sales	$1,536	$2,149	$2,555	$4,569
Research and development	5,078	6,359	10,195	16,276
Selling, general, and administrative	5,119	6,435	10,252	17,013
	$11,733	$14,943	$23,002	$37,858
** Excludes depreciation and amortization

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net Loss	$(47,315)	$(111,658)	$(126,360)	$(227,821)
Other comprehensive loss:
Unrealized loss on investments	(52)	(30)	(137)	(140)
Foreign currency translation adjustment	480	14,595	(3,225)	22,045
Comprehensive Loss	$(46,887)	$(97,093)	$(129,722)	$(205,916)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended June 30, 2026 and 2025

(unaudited; in thousands, except share information)

	Series A		Series B
	Convertible		Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance - March 31, 2026	194	$—	1,932,667	$2	438,106,537	$18	$3,563,659	$12,650	$(2,854,575)	$721,754
Stock-based compensation expense	—	—	—	—	—	—	11,890	—	—	11,890
Common stock issued upon purchase of employee stock purchase plan	—	—	—	—	448,277	—	861	—	—	861
Vesting of restricted shares issued for services	—	—	—	—	691,716	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(284,889)	—	(1,166)	—	—	(1,166)
Common stock issued upon exercise of stock options	—	—	—	—	8,632	—	26	—	—	26
Common stock sold in public and/or at the market offering, net of offering costs	—	—	—	—	14,000,743	1	49,566	—	—	49,567
Unrealized loss on investments	—	—	—	—	—	—	—	(52)	—	(52)
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	480	—	480
Net loss	—	—	—	—	—	—	—	—	(47,315)	(47,315)
Balance - June 30, 2026	194	$—	1,932,667	$2	452,971,016	$19	$3,624,836	$13,078	$(2,901,890)	$736,045

Balance - March 31, 2025	194	$—	1,932,667	$2	333,934,387	$14	$3,262,270	$6,294	$(2,500,715)	$767,865
Stock-based compensation expense	—	—	—	—	—	—	14,484	—	—	14,484
Common stock issued upon purchase of employee stock purchase plan	—	—	—	—	355,708	—	669	—	—	669
Vesting of restricted shares issued for services	—	—	—	—	583,120	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(257,496)	—	(504)	—	—	(504)
Common stock sold in public and/or at the market offerings, net of offering costs	—	—	—	—	7,303,645	—	13,067	—	—	13,067
Unrealized loss on investments	—	—	—	—	—	—	—	(30)	—	(30)
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	14,595	—	14,595
Net loss	—	—	—	—	—	—	—	—	(111,658)	(111,658)
Balance - June 30, 2025	194	$—	1,932,667	$2	341,919,364	$14	$3,289,986	$20,859	$(2,612,373)	$698,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2026 and 2025

(unaudited; in thousands, except share information)

	Series A		Series B
	Convertible		Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance - December 31, 2025	194	$—	1,932,667	$2	411,938,061	$17	$3,457,654	$16,440	$(2,775,530)	$698,583
Stock-based compensation expense	—	—	—	—	—	—	23,561	—	—	23,561
Common stock issued upon purchase of employee stock purchase plan	—	—	—	—	448,277	—	861	—	—	861
Vesting of restricted shares issued for services	—	—	—	—	2,904,310	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(1,247,841)	—	(5,345)	—	—	(5,345)
Common stock issued upon exercise of stock options	—	—	—	—	8,632	—	26	—	—	26
Common stock sold in public and/or at the market offering, net of offering costs	—	—	—	—	38,919,577	2	148,079	—	—	148,081
Unrealized loss on investments	—	—	—	—	—	—	—	(137)	—	(137)
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	(3,225)	—	(3,225)
Net loss	—	—	—	—	—	—	—	—	(126,360)	(126,360)
Balance - June 30, 2026	194	$—	1,932,667	$2	452,971,016	$19	$3,624,836	$13,078	$(2,901,890)	$736,045

Balance - December 31, 2024	194	$—	2,842,158	$3	305,252,194	$13	$3,095,987	$(1,046)	$(2,384,552)	$710,405
Stock-based compensation expense	—	—	—	—	—	—	37,454	—	—	37,454
Common stock issued upon purchase of employee stock purchase plan	—	—	—	—	355,708	—	669	—	—	669
Vesting of restricted shares issued for services	—	—	—	—	4,141,748	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(1,645,397)	—	(6,148)	—	—	(6,148)
Common stock issued upon exercise of stock options	—	—	—	—	2,586	—	15	—	—	15
Common stock sold in public and/or at the market offering, net of offering costs	—	—	—	—	32,903,034	1	162,008	—	—	162,009
Common stock issued from preferred stock conversion	—	—	(909,491)	(1)	909,491	—	1	—	—	—
Unrealized loss on investments	—	—	—	—	—	—	—	(140)	—	(140)
Foreign currency cumulative adjustments	—	—	—	—	—	—	—	22,045	—	22,045
Net loss	—	—	—	—	—	—	—	—	(227,821)	(227,821)
Balance - June 30, 2025	194	$—	1,932,667	$2	341,919,364	$14	$3,289,986	$20,859	$(2,612,373)	$698,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(126,360)	$(227,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	23,002	37,858
Unrealized foreign exchange loss (gain)	437	(97)
Amortization of intangible assets	11,432	11,465
Amortization of right of use asset	2,778	5,747
Depreciation and amortization of property and equipment	6,607	5,950
Deferred tax benefit	(2,038)	150
Excess and obsolescence reserve	2,808	8,311
Accretion of discounts and premiums on investments	(2,533)	(4,149)
Loss on asset disposals	670	44
Gain on loan forgiveness	(1,000)	—
Changes in assets and liabilities:	—
Prepaid expenses, other assets and long-term assets	4,444	(10,138)
Trade accounts receivable	(19,671)	9,402
Inventory	(5,108)	(7,187)
Operating lease liabilities	(2,800)	(5,590)
Accounts payable	4,070	2,945
Accrued expenses and other liabilities	(29,653)	1,969
Net cash used in operating activities	(132,915)	(171,141)

Cash Flows from Investing Activities
Maturities of investments	135,000	210,000
Purchase of investments	(185,607)	(166,619)
Purchase of property and equipment	(12,049)	(13,672)
Net cash provided by (used in) investing activities	(62,656)	29,709

Cash Flows from Financing Activities
Tax payments related to shares withheld for vested restricted stock units	(5,345)	(6,148)
Proceeds from the issuance of common stock under employee stock purchase plan	861	669
Proceeds from the issuance of common stock upon exercise of options	26	15
Proceeds from the issuance of common stock, net	148,081	162,009
Net cash provided by financing activities	143,623	156,545
Effect of foreign exchange rate changes	(337)	1,247
Net increase (decrease) in cash, cash equivalents and restricted cash	(52,285)	16,360
Cash, Cash Equivalents and Restricted Cash Beginning of Period	169,058	122,053
Cash, Cash Equivalents and Restricted Cash End of Period	$116,773	$138,413

Supplemental disclosure of non-cash investing and financing activities:
Net unrealized loss on investments	137	140
Acquisition of property and equipment included in accounts payable and accrued expenses	5,171	13,283
Conversion of convertible preferred stock to common stock	—	1
Increase in lease liabilities due to obtaining right-of-use assets from lease modifications	359	496

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

The Company was founded to build upon the promise of TIL cell therapy initially developed at academic research centers, including the National Cancer Institute (“NCI”). The Company’s multi-center trials, scalable manufacturing, regulatory approvals, and commercial infrastructure have transformed TIL cell therapy from a research product available to only a small number of patients into a commercially viable treatment that is accessible for thousands of cancer patients.

The Company’s two commercial products include Amtagvi® (lifileucel), and Proleukin® (aldesleukin), an interleukin-2 (“IL-2”) product used in the Amtagvi® treatment regimen and in other applications.

Amtagvi® is the first one-time, individualized T cell therapy for a solid tumor cancer and for the treatment of adult patients with previously treated advanced melanoma, defined as unresectable or metastatic melanoma, approved for use in the U.S., Canada, and Australia. Amtagvi® is administered as part of a treatment regimen that includes lymphodepletion and a short course of Proleukin®.

Globally, Amtagvi® has the potential to address tens of thousands of previously treated advanced melanoma patients annually. The Company plans to launch Amtagvi® into additional markets with a high prevalence of advanced melanoma. On June 4, 2026, the Company received marketing authorization with conditions from the Therapeutic Goods Administration of Australia for Amtagvi® for previously treated advanced (metastatic or unresectable) melanoma. In the United Kingdom (“UK”), the Company resubmitted the marketing authorization application (“MAA”) with additional information in July 2026. The Medicines and Healthcare products Regulatory Agency (“MHRA”) is conducting an expedited review, with potential approval expected later in 2026. Potential approval is pending in Switzerland in 2027. In the European Union (“EU”), the Company is working with the European Medicines Agency (“EMA”) to resubmit a centralized MAA in 2026 or 2027.

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

Basis of Presentation of Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company for the three and six months ended June 30, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company's financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2026 or for any other period. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2026. Beginning in the third quarter of 2025, the Company began separately presenting depreciation and amortization expense on the condensed consolidated statement of operations. Certain prior period amounts reported in the Company’s condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. These reclassifications did not have an impact on the Company’s previously presented net results of operations, financial position, or cash flows.

Liquidity

As of June 30, 2026, the Company had $303.7 million in cash, cash equivalents, short-term investments, and restricted cash ($110.8 million of cash and cash equivalents, $186.9 million in short-term investments, and $6.0 million in restricted cash). The Company has launched its first internally developed commercial product and continues to be engaged in the development of therapeutics to fight cancer, specifically solid tumors. With the approval of the Biologics License Application (“BLA”), the Company began to generate revenue from the sale of its product Amtagvi® in the second quarter of 2024. Furthermore, following the acquisition of the worldwide rights to Proleukin® (as discussed below in Note 4 – Intangible Assets, Net) in 2023, the Company began to generate revenue from the sales of Proleukin®. However, such revenues may not be material enough to generate positive operational cash flows during the 12 months from the date the condensed consolidated financial statements are issued and this Form 10-Q is filed. The Company has incurred a net loss of $126.4 million for the six months ended June 30, 2026, and used $132.9 million of cash in its operating activities during the six months ended June 30, 2026.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents, and Investments

The Company’s cash and cash equivalents include short-term investments with original maturities of three months or less when purchased. The Company's investments are classified as “available-for-sale.” The Company includes these investments in current assets or non-current assets in the condensed consolidated balance sheets based on the length of maturity from the reporting date and carries them at fair value. Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive loss. Impairment losses related to credit losses (if any) are recorded as an allowance for credit losses with an offsetting entry to Interest and other income, net. No impairment losses related to credit losses were recognized for the three and six months ended June 30, 2026, and 2025. The cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in Interest and other income, net in the condensed consolidated statements of operations. Gains and losses on securities sold are recorded based on the specific identification method and are included in Interest and other income, net in the condensed consolidated statements of operations. The Company has not incurred any realized gains or losses from sales of securities to date. The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities and commercial paper, and places restrictions on maturities and concentration by type and issuer, except for securities issued by the U.S. government.

Restricted Cash

As of June 30, 2026 and December 31, 2025, restricted cash totaled $6.0 million and $6.0 million, respectively. These amounts have been classified as either current or non-current assets in the Company’s condensed consolidated balance sheet based on the maturity date of the underlying letter of credit agreement.

The Company maintains a required minimum balance in segregated bank accounts in connection with its letters of credit for which amounts are restricted as to their use by the Company. As of June 30, 2026, the Company’s letters of credit were primarily comprised of a letter of credit for the benefit of the iCTC used as a security deposit for the lease in the amount of $5.45 million. The letter of credit for $5.45 million originally expired on May 28, 2020, however, it automatically extends for additional one-year periods, without written agreement, to May 28 in each succeeding calendar year, through at least 60 days after the lease expiration date. Further, on the expiration of the seventh year of the lease, and each anniversary date thereafter, the letter of credit may be decreased by $1.0 million, with a minimum security deposit of $1.5 million maintained through the end of the lease term. The letter of credit with the landlord for the Company’s headquarters lease expires on February 1, 2032, however, it will be automatically extended, without written agreement, for one-year periods to February in each succeeding calendar year.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash, reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30,
	2026	2025
Cash and cash equivalents	$110,768	$132,469
Restricted cash	6,005	5,944
Total cash, cash equivalents and restricted cash	$116,773	$138,413

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

Deferred tax liabilities arising from basis differences in assets acquired are calculated using the simultaneous equations method under ASC Topic 740, Income Taxes (“ASC 740”), and based on the effective tax rate. The resulting deferred tax liability is recorded in the condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025.

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

The Company reviews intangible assets for impairment at least annually and whenever events or changes in circumstances have occurred which could indicate that the carrying value of the assets are not recoverable. If such indicators are present, the Company assesses the recoverability of affected assets by determining if the carrying value of the assets is less than the sum of the undiscounted future cash flows of the assets. If the assets are found to not be recoverable, the Company measures the amount of impairment by comparing the carrying value of the assets to their fair values. The Company determined that no indicators of impairment existed as of June 30, 2026 or December 31, 2025.

Leases

The Company determines if an arrangement includes a lease at inception and thereafter, if modified. Operating leases are included in its condensed consolidated balance sheets as operating lease right-of-use assets and operating lease liabilities as of June 30, 2026 and December 31, 2025. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date or modification date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses an estimated incremental borrowing rate that is applicable to the Company based on the information available at the later of the lease commencement or modification date.

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

As of June 30, 2026 and 2025, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive:

	June 30,
	2026	2025
Stock options	17,566,321	18,994,381
Restricted stock units	12,711,528	11,411,549
Employee Stock Purchase Plan	423,360	570,824
Series A Convertible Preferred Stock*	97,000	97,000
Series B Convertible Preferred Stock*	1,932,667	1,932,667
	32,730,876	33,006,421

* on an as-converted basis. (See Note 9 – Stockholders’ Equity)

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

Segment Reporting

The Company operates in one segment, focused on innovating, developing and commercializing therapies using autologous TIL for patients with solid tumor cancers. See Note 10 – Segment Information for details.

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

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326 and provides a practical expedient to assume that current conditions as of the balance sheet date will persist through a reasonable and supportable forecast period when estimating credit losses for current accounts receivable and current contract assets. Entities will still be required to adjust historical data used in the estimation to reflect current conditions. ASU 2025-05 is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. The Company adopted ASU 2025-05 during the quarter ended March 31, 2026, and the adoption did not have a material impact on the Company's condensed consolidated financial statements as of and for the three and six months ended June 30, 2026.

NOTE 3. CASH EQUIVALENTS AND INVESTMENTS

The amortized cost and fair value of cash equivalents and investments as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of June 30, 2026	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$186,980	$—	$(74)	$186,906
Money market funds	61,130	—	—	61,130
Total investments	$248,110	$—	$(74)	$248,036

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2025	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$133,839	$63	$—	$133,902
Money market funds	60,468	—	—	60,468
Total investments	$194,307	$63	$—	$194,370

The fair value of cash equivalents and investments as of June 30, 2026 and December 31, 2025, are classified as follows in the Company’s condensed consolidated balance sheets (in thousands):

	June 30,	December 31,
Classified as:	2026	2025
Cash equivalents	$61,130	$60,468
Short-term investments	186,906	133,902
Total investments	$248,036	$194,370

Cash equivalents in the tables above exclude cash demand deposits of $49.6 million and $102.6 million as of June 30, 2026 and December 31, 2025, respectively. Unrealized gains and losses are included in accumulated other comprehensive loss, and as of June

30, 2026 and December 31, 2025, no unrealized losses on available-for-sale securities have resulted from credit risk. All available-for-sale securities held as of June 30, 2026 and December 31, 2025 had contractual maturities of less than one year. No available-for-sale securities held as of the periods presented have been in a continuous unrealized loss position for more than 12 months. To date, the Company has not recorded any impairment charges on its investments.

Recurring Fair Value Measurements

As of June 30, 2026 and December 31, 2025, the fair value of the Company’s financial assets that are measured at fair value on a recurring basis, which consist of cash equivalents and short-term and long-term investments classified as available-for-sale securities, are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of June 30, 2026
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$186,906	$—	$—	$186,906
Money market funds	61,130	—	—	61,130
Total investments	$248,036	$—	$—	$248,036

	Assets at Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$133,902	$—	$—	$133,902
Money market funds	60,468	—	—	60,468
Total	$194,370	$—	$—	$194,370

NOTE 4. INTANGIBLE ASSETS, NET

The gross carrying amounts and net book value of intangible assets as of June 30, 2026, and December 31, 2025, are as follows (in thousands):

	June 30,	December 31,
	2026	2025
Developed technology *	$321,584	$326,497
Assembled workforce *	678	688
Intellectual property license	7,500	7,500
Patents	475	475
Total intangible assets	$330,237	$335,160
Less: accumulated amortization *	(66,343)	(55,836)
Intangible assets, net	$263,894	$279,324
* Amounts are translated using the foreign exchange rates as of June 30, 2026 and December 31, 2025, respectively.

The Company recognized amortization expense of $5.7 million and $11.3 million during the three and six months ended June 30, 2026, and $5.7 million and $11.1 million during the three and six months ended June 30, 2025, respectively, excluding non-cash amortization expense of the fair value step-up acquired inventory.

The total estimated amortization of the Company’s intangible assets for the remainder of the year ending December 31, 2026, and the years ending December 31, 2027, 2028, 2029, and 2030 are $11.2 million, $22.5 million, $22.5 million, $22.5 million, and $22.5 million, respectively.

The developed technology and assembled workforce intangible assets were acquired in May 2023 through the Company's acquisition of the worldwide rights for Proleukin® (aldesleukin) from Clinigen Holdings Limited and its affiliates (the "Proleukin Acquisition"). The Proleukin Acquisition was accounted for as an asset acquisition under ASC 805. The developed technology is amortized over a useful life of 15 years based on fair value estimated using a multi-period excess earnings income approach. The assembled workforce is amortized over a useful life of 3 years based on fair value estimated using a replacement cost less depreciation method. The weighted average amortization period the developed technology and assembled workforce is 14.8 years.

The Proleukin Acquisition agreement provides for contingent cash payments consisting of (i) a milestone payment upon first approval of lifileucel in advanced melanoma, (ii) deferred consideration based on double-digit rates on global net sales over a deferred term consideration term of twelve-years, and (iii) after the deferred consideration term, earnout payments payable from the Company to sellers following the completion of the transaction if deferred consideration payments are equal or greater than the deferred consideration amount provided for in the agreement. These contingent payments are accounted for under ASC 450 and recognized when both probable and estimable.

During the first quarter of 2024, the Company made the milestone payment of $52.6 million (£41.7 million) upon approval of Amtagvi®, which was capitalized and is being amortized over the remaining useful life of the developed technology. An additional $17.5 million (£13.9 million) was recorded to reflect the related deferred tax liability.

NOTE 5. INVENTORY

As of June 30, 2026, and December 31, 2025, inventory consists of the following (in thousands):

	June 30,	December 31,
	2026	2025
Raw materials	$30,789	$31,682
Work in process	9,163	5,044
Finished goods	21,855	22,827
Total inventory	$61,807	$59,553

Inventory includes $15.7 million for excess and obsolescence reserves recorded as of June 30, 2026, such reserve being primarily related to excess Proleukin® inventory resulting from a manufacturer contract inherited in the Acquisition for which we cannot yet fully utilize the required purchase quantities while we scale the Amtagvi® commercial launch.

Inventory expected to be used or sold more than twelve months from the balance sheet date is classified as long-term other assets on the condensed consolidated balance sheet. The Company recorded $6.2 million and $7.9 million of inventory as long-term other assets as of June 30, 2026, and December 31, 2025, respectively.

NOTE 6. REVENUE

Net revenue for the periods presented represents sales of Amtagvi® and Proleukin® as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Amtagvi®	$90,721	$54,074	$150,943	$97,645
Proleukin®	8,592	5,878	19,800	11,631
Total net revenue	$99,313	$59,952	$170,743	$109,276

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

Revenue from product sales was recorded net of GTN adjustments. The following table summarizes GTN adjustments for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Gross revenue	$100,663	$60,866	$173,206	$110,519
GTN adjustments:
Government rebates and chargebacks	(152)	(152)	(303)	(297)
Wholesaler fees and cash discounts	(849)	(618)	(1,572)	(787)
Other rebates, returns, discounts and adjustments	(349)	(144)	(588)	(159)
Total GTN adjustments	(1,350)	(914)	(2,463)	(1,243)
Net revenue	$99,313	$59,952	$170,743	$109,276

Consolidated net product revenue by geographic area for the periods presented is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
United States	$98,967	$58,605	$169,439	$107,125
Rest of world	346	1,347	1,304	2,151
Net revenue	$99,313	$59,952	$170,743	$109,276

Net product revenue in the U.S. is comprised of Amtagvi® revenue, as well as Proleukin® sales to support the ongoing commercialization of Amtagvi®. Net product revenue to date for the rest of world is comprised of sales of Proleukin® into markets outside of the U.S., primarily into European markets.

The following table summarizes the amount and percentage of gross revenue attributable to customers that represented more than 10% of the Company’s gross revenue and all other customers as a group for the three and six months ended June 30, 2026 and 2025, respectively (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30, 2026		June 30, 2026
	$	%	$		%
Customer A	$ *	0%	$	*	0%
Other customers	100,663	100%		173,206	100%
Gross revenue	$100,663	100%		$173,206	100%
GTN adjustments	(1,350)			(2,463)
Net revenue	$99,313			$170,743
* Represents customer below 10%

	Three Months Ended		Six Months Ended
	June 30, 2025		June 30, 2025
	$	%	$		%
Customer A	$6,556	11%	$	*	0%
Other customers	54,310	89%		110,519	100%
Gross revenue	$60,866	100%		$110,519	100%
GTN adjustments	(914)			(1,243)
Net revenue	$59,952			$109,276
* Represents customer below 10%

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2026	2025
Leasehold improvements	$128,894	$90,385
Lab, process, and validation equipment	31,994	31,499
Utility equipment	7,289	7,306
Office furniture and equipment	2,610	2,573
Computer software	8,512	8,512
Computer equipment	2,384	2,144
Machinery and equipment	613	1,814
Construction in progress	5,556	35,649
Total property and equipment, cost	$187,852	$179,882
Less: Accumulated depreciation and amortization	(56,388)	(48,770)
Property and equipment, net	$131,464	$131,112

NOTE 8. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued payroll and employee related expenses	$30,687	$33,780
Clinical related	17,049	32,788
Manufacturing related	7,914	18,018
Facilities related	3,347	6,447
Legal and related services	1,535	1,416
Inventory and distribution related	11,662	13,574
Other accrued expenses	5,770	5,133
Total accrued expenses	$77,964	$111,156

NOTE 9. STOCKHOLDERS’ EQUITY

Common Stock

The Company’s certificate of incorporation, as amended, authorizes the issuance of up to 650,000,000 shares of the Company’s common stock, par value $0.000041666. As of June 30, 2026, 452,971,016 shares of the Company’s common stock were issued and outstanding.

At the Market Offering Program

On August 22, 2025, the Company entered into an Amended and Restated Open Market Sale Agreement (the “2025 Sale Agreement”) with Jefferies. Under the terms of the 2025 Sale Agreement, the Company may, from time to time, in its sole discretion, issue and sell through Jefferies, acting as a sales agent, up to $350.0 million of shares of the Company’s common stock (the “Common Shares”). The issuance and sale of approximately $260.3 million of Common Shares by the Company under the 2025 Sale Agreement was made pursuant to a prospectus supplement dated August 22, 2025 to the Company’s Registration Statement on Form S-3ASR, filed with the SEC on June 16, 2023. On June 18, 2026, the Company filed a new Registration Statement on Form S-3ASR with the SEC, which became effective immediately upon filing. In connection therewith, the issuance and sale, if any, of up to approximately $89.7 million of Common Shares by the Company under the 2025 Sale Agreement is being made pursuant to a prospectus supplement dated June 18, 2026 to the Company’s new Registration Statement on Form S-3ASR.

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

For the quarter ended June 30, 2026, the Company raised approximately $49.6 million in net proceeds, through the sale of 14,000,743 shares of common stock pursuant to the 2025 Sale Agreement at a weighted average price per share of $3.61. For the quarter ended June 30, 2025, the Company raised approximately $13.1 million in net proceeds, after offering costs, through the sale of 7,303,645 shares of common stock pursuant to the 2023 Sale Agreement at a weighted average price per share of $1.83.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock. As of June 30, 2026, 17,000 shares were designated as Series A Convertible Preferred Stock and 11,500,000 shares were designated as Series B Convertible Preferred Stock.

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

During the six months ended June 30, 2026, and 2025, no shares of Series A Convertible Preferred Stock were converted into shares of common stock. As of June 30, 2026 and December 31, 2025, 194 shares of Series A Convertible Preferred Stock (that are convertible into 97,000 shares of common stock) remained outstanding.

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

During the six months ended June 30, 2026, no shares of Series B Convertible Preferred Stock were converted into shares of common stock. During the six months ended June 30, 2025, 909,491 shares of Series B Convertible Preferred Stock were converted into 909,491 shares of common stock. As of June 30, 2026 and December 31, 2025, 1,932,667 shares of Series B Preferred Stock (that are convertible into 1,932,667 shares of common stock) remained outstanding.

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

On April 22, 2018, the Company’s Board of Directors (the “Board”) adopted the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan, (the “2018 Plan”), which was approved by the Company’s stockholders in June 2018. The 2018 Plan as approved initially authorized the issuance up to an aggregate of 6,000,000 shares of common stock in the form of incentive (qualified) stock options, non-qualified options, common stock, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards or any combination of the foregoing. On June 8, 2020, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2018 Plan from 6,000,000 to 14,000,000 shares, which became effective immediately. Additionally on June 10, 2022, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2018 Plan from 14,000,000 to 20,700,000 shares, which became effective immediately. On June 6, 2023, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 20,700,000 to 29,700,000 shares, which became effective immediately. On June 11, 2024, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 29,700,000 to 36,700,000 shares and permit share recapture from the 2014 Plan, which became effective immediately. On June 10, 2025, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 36,700,000 to 49,200,000 shares and permit share recapture from the 2014 Plan, which became effective immediately. As of June 30, 2026, 12,928,758 shares of common stock were available for grant under the 2018 Plan, including shares recaptured from the 2014 Plan.

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

The Compensation Committee approved additional amendments to the 2021 Inducement Plan solely to increase the number of shares reserved for issuance under the 2021 Inducement Plan from 1,750,000 to 2,250,000 shares of the Company’s common stock on March 13, 2023 from 2,250,000 to 2,750,000 shares of the Company’s common stock on February 26, 2024, from 2,750,000 shares to 4,750,000 shares on November 22, 2024, and from 4,750,000 shares to 6,000,000 shares on April 10, 2026, without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, equity awards under the 2021 Inducement Plan may only be made to an employee if such employee is granted such equity awards in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. In addition, awards under the 2021 Inducement Plan may only be made to employees who have not previously been an employee or member of the Board (or any parent or subsidiary of the Company) or following a bona fide period of non-employment of the employee by the Company (or a parent or subsidiary of the

Company). As of June 30, 2026, 1,149,935 shares of the Company’s common stock were available for grant under the Inducement Plan.

Stock Options

A summary of the status of stock options as of June 30, 2026 and the changes during the six months ended June 30, 2026 are presented in the following table:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contract	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2025	18,025,891	$15.05
Issued	508,660	3.46
Exercised	(8,632)	3.06
Expired/Cancelled	(959,598)	12.55
Outstanding at June 30, 2026	17,566,321	$14.85	5.15	$3,999,471
Ending vested and expected to vest at June 30, 2026	17,566,321	$14.85	5.15	$3,999,471
Options exercisable at June 30, 2026	14,570,654	$17.08	4.35	$662,461

As of June 30, 2026, there was $7.6 million of total unrecognized compensation expense related to unvested employee stock options. The unrecognized compensation expense is estimated to be recognized over a period of 1.96 years as of June 30, 2026. The weighted average grant date fair value for employee options granted under the Company’s stock option plans during the six months ended June 30, 2026, was $2.61 per option.

The aggregate intrinsic value in the table above reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended June 30, 2026 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2026. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

Employee Stock Purchase Plan

In June 2020, the Company adopted the 2020 ESPP upon its approval by the Company’s shareholders at its Annual Stockholders Meeting on June 8, 2020. The Company reserved 500,000 shares of its common stock for issuance under the 2020 ESPP. On June 6, 2023, the Company's stockholders approved an amendment to the 2020 ESPP to increase the number of shares reserved for issuance under the 2020 ESPP from 500,000 shares of the Company’s common stock to 1,400,000 shares of the Company’s common stock, which became effective immediately. On June 11, 2024, the Company's stockholders approved an amendment to the 2020 ESPP, to increase the number of shares reserved for issuance under the 2020 ESPP from 1,400,000 to 1,900,000 shares of the Company’s common stock, which became effective immediately. On June 10, 2025, the Company’s stockholders approved an amendment to the 2020 ESPP, to increase the number of shares reserved for issuance under the 2020 ESPP from 1,900,000 to 2,900,000 shares of the Company’s common stock, which became effective immediately. On June 10, 2026, the Company’s stockholders approved an amendment to the 2020 ESPP, to increase the number of shares reserved for issuance under the 2020 ESPP from 2,900,000 to 3,900,000 shares of the Company’s common stock, which became effective immediately.

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

The compensation expense related to the 2020 ESPP for the three and six months ended June 30, 2026 was $0.2 million and $0.5 million, respectively. The compensation expense related to the 2020 ESPP for the three and six months ended June 30, 2025 was $0.3 million and $0.7 million, respectively. As of June 30, 2026, there was $0.8 million of unrecognized compensation cost associated with the 2020 ESPP, which is expected to be recognized over the remaining 5.4 months.

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

Activity for RSUs as of June 30, 2026 and the changes during the six months ended June 30, 2026 are presented in the following table:

		Weighted
	Number	Average
	of	Grant Date
	RSUs and PRSUs	Fair Value
Outstanding at December 31, 2025	9,080,465	$7.71
Granted	7,899,200	5.32
Vested/Released	(2,904,310)	7.24
Canceled/Forfeited	(1,363,827)	6.68
Outstanding at June 30, 2026	12,711,528	$6.44
Ending vested and expected to vest at June 30, 2026	12,010,433	$6.53

As of June 30, 2026, there was $58.7 million of unrecognized stock-based compensation expense associated with unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of 2.20 years. The aggregate intrinsic value of the unvested RSUs and PRSUs outstanding as of June 30, 2026 was $52.9 million.

Stock-Based Compensation

Total stock-based compensation expense by type of award was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Stock option expense	$1,656	$3,485	$3,978	$7,278
Restricted stock expense	9,847	11,128	18,539	29,880
ESPP expense	230	330	485	700
Total stock-based compensation expense	$11,733	$14,943	$23,002	$37,858

The amount included in capitalized inventory for stock-based compensation expense for personnel engaged with manufacturing activities was $1.1 million as of June 30, 2026, and $0.6 million as of December 31, 2025.

NOTE 10. SEGMENT INFORMATION

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

The table below highlights the Company’s revenue, expenses and net loss for the segment and is reconciled to net loss on a consolidated basis for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Net sales	$99,313	$59,952	$170,743	$109,276

Cost of sales
Cost of goods sold (excluding depreciation and amortization) (a)	$39,809	$45,503	$78,637	$84,471
Stock-based compensation	1,536	2,149	2,555	4,569
Royalties	2,250	1,229	4,901	2,555
Total cost of sales	$43,595	$48,881	$86,093	$91,595

Expenses
Research and development	$53,773	$71,569	$111,143	$137,619
General and administrative	18,617	19,668	37,317	39,524
Sales and marketing	15,536	11,472	30,652	24,830
Depreciation and amortization	9,500	9,350	18,039	17,415
Other segment items (b)	5,607	10,670	13,859	26,114
Total expenses	$103,033	$122,729	$211,010	$245,502

Net loss	$(47,315)	$(111,658)	$(126,360)	$(227,821)

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

Pursuant to the terms of the CRADA, as amended, the Company is required to make quarterly payments to the NCI for support of research activities through the end of the CRADA’s term. To the extent the Company licenses patent rights relating to a TIL-based product candidate, the Company will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, the Company may be required to supply certain test articles, including TIL, grown and processed under Current Good Manufacturing Practice (“cGMP”) conditions, suitable for use in clinical trials. The Company or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. The Company recorded costs associated with the CRADA of $0.8 million and $1.7 million for the three and six months ended June 30, 2026, and $0.8 million and $1.7 million for the three and six months ended June 30, 2025, respectively, as research and development expenses.

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

The Patent License Agreement, as amended, requires the Company to pay royalties based on a percentage of net sales in jurisdictions where patent rights exist, which percentage can fall into a tier that may be less than one percent to mid-single digits depending upon certain events, including the exclusivity of the rights. The Company is also required to pay potential milestone payments on the achievement of certain clinical, regulatory, and commercial sales milestones for each of the indications and other direct costs incurred by the NIH pursuant to the Patent License Agreement, as amended. The Company has made and anticipates making additional payments that could range from several hundred thousand dollars to the mid-single-digit millions of dollars in conjunction with certain development milestones, the approval of a BLA or its foreign equivalent, or the first U.S. and foreign commercial sales of any of its product candidates covered by the Patent License Agreement, as amended. The term of the Patent License Agreement, as amended, continues until the expiry of the last-to-expire patent rights licensed thereunder, and the agreement contains standard termination provisions. The Company paid and recorded a $0.6 million milestone payment for an intellectual property license that was payable within 60 days of successful completion of the first Company-sponsored Phase 2 clinical study in melanoma, as research and development expenses, for the year ended December 31, 2023. The Company also paid a $1.5 million milestone payment for an intellectual property license that was payable within 60 days of the approval of Amtagvi® for use in the treatment of melanoma, and a $6.0 million milestone payment for an intellectual property license that was payable within 60 days of the approval of the first commercial sale of Amtagvi® for use in the treatment of melanoma in the U.S. in accordance with the requirements of the Patent License Agreement, as amended. Both aforementioned milestone payments have been capitalized and recorded as intangible assets on the consolidated balance sheet. The Company recorded $0.2 million and $0.4 million, for each of the three and six months ended June 30, 2026, and 2025, respectively, as a component of cost of sales related to amortization of the milestone payments.

Minaris Advanced Therapies

The Company had a certain manufacturing services agreement (the “MSA”) with Minaris Advanced Therapies, or “Minaris” for two cGMP manufacturing suites to be operated by Minaris for Iovance Manufacturing LLC to support clinical and commercial manufacturing and related testing services. Minaris concluded production of Amtagvi® and clinical supply of lifileucel in the first quarter of 2026, and Minaris will conclude certain closeout work for the Company in the third quarter of 2026. For the three and six months ended June 30, 2026, the Company recorded de minimis costs and $6.2 million, respectively, and for the three and six months ended June 30, 2025, the Company recorded $6.1 million and $14.5 million, respectively, as costs and expenses included in the condensed consolidated statement of operations or as inventory in the condensed consolidated balance sheets.

Cellectis S.A.

In December 2019, the Company entered into a research collaboration and exclusive worldwide license agreement whereby the Company will license gene-editing technology from Cellectis S.A. (“Cellectis”), a clinical-stage biopharmaceutical company, to develop TIL cell therapies that have been genetically edited, including a PD-1 inactivated product that the Company refers to as IOV-4001. Financial terms of the license include annual license payments and development, regulatory and sales milestone payments from the Company to Cellectis, as well as royalty payments based on net sales of TALEN®-modified TIL products. The Company recorded costs associated with the license agreement with Cellectis of de minimis, and $0.1 million for the three and six months ended June 30,

2026, and $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively, as research and development expense.

Novartis Pharma AG and Related Entities

In January 2020, the Company obtained a license from Novartis Pharma AG (“Novartis”) to develop and commercialize an antibody cytokine engrafted protein, which the Company refers to as IOV-3001. Under the agreement, the Company paid an upfront payment to Novartis and may pay future milestones related to initiation of patient dosing in various phases of clinical development for IOV-3001 and approval of the product in the U.S., EU, and Japan. Novartis is also entitled to low-to-mid single digit percentage royalties from commercial sales of the product. The Company recorded costs associated with the license agreement from Novartis of $10.0 million as research and development expenses for the year ended December 31, 2020. No expenses were recorded for the three and six months ended June 30, 2026, and for the three and six months ended June 30, 2025, the Company recorded $2.5 million related to the initiation of patient dosing.

On May 18, 2023, as part of the completion of the Acquisition, the Company inherited two historical asset purchase agreements, one historical master cell bank license and working cell bank transfer agreement and one historical license agreement from Clinigen with Novartis AG, Novartis Pharma AG and Novartis Vaccines and Diagnostics, Inc. pursuant to which, among other things, the Company may be required to make future milestone payments based on net sales (as defined in the relevant underlying agreements) in the U.S. and the rest of world, which includes any and all sales outside of the U.S. The maximum amount of these milestone payments payable under these agreements is $30.0 million upon reaching several certain net sales amounts in the U.S. and $15.0 million upon reaching several certain net sales amounts in the rest of the world, of which 25% of each milestone payment will be reimbursed by Clinigen by deduction from the deferred consideration due under the Option Agreement in the period such milestone payment is made. To date, the net sales milestones have not been achieved, and, therefore, no payments were made under these agreements for the three and six months ended June 30, 2026 and 2025.

Boehringer Ingelheim Biopharmaceuticals GmbH

On May 18, 2023 as part of the completion of the Acquisition, the Company inherited a manufacturing and supply agreement from Clinigen with Boehringer Ingelheim Biopharmaceuticals GmbH (“BI”) pursuant to which BI will carry out the processing, manufacturing and supply of Proleukin® in unlabeled vials. The original term of this agreement was through October 2025, with automatic renewals for a period of two years unless terminated as permitted by the contract. In September 2025, the agreement was amended and extended through December 31, 2028. Under this amended agreement, the Company must purchase a minimum number of vials, or drug substance, each year at fixed prices. The total estimated purchase obligations under this agreement for the remainder of the year ending December 31, 2026, and the years ending December 31, 2027, and 2028 are $15.1 million, $16.4 million, and $16.9 million, respectively.

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

In addition, as a result of the early termination of the former headquarters lease, the Company impaired approximately $7.4 million of long-lived assets, which included leasehold improvements, and furniture and fixtures, previously funded by the landlord through a tenant improvement allowance for the former corporate headquarters office lease (as discussed further below), and is included in the research and development expenses and selling, general, and administrative expenses in the consolidated statement of operations for the year ended December 31, 2024.

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

The balance sheet classification of the Company’s right-of-use asset and lease liabilities was as follows (in thousands):

	June 30,	December 31,
	2026	2025
Operating lease right-of-use assets	$43,480	$45,899
Operating lease liabilities
Current portion included in current liabilities	$2,673	$4,043
Long-term portion included in non-current liabilities	43,330	44,401
Total operating lease liabilities	$46,003	$48,444

The following table summarizes components of lease expenses, which were included in total expenses in the Company’s condensed consolidated statements of operations and in inventory in the condensed consolidated balance sheets, and other information related to the Company’s operating leases as follows (in thousands, except weighted-average remaining lease terms and discount rates):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating lease cost	$1,774	$3,925	$4,548	$7,893
Variable lease cost	421	639	929	1,582
Short-term lease cost	58	79	130	183
Total lease cost	$2,253	$4,643	$5,607	$9,658

Other information
Cash paid for amounts included in the measurement of lease liabilities included in cash flows from operations	$1,644	$3,620	$4,568	$7,830
Increase (decrease) in right-of-use assets from lease modifications	$—	$1,925	$359	$496
Weighted-average remaining lease terms (years)			14.02	13.59
Weighted-average discount rates			7.5%	7.7%

As of June 30, 2026, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

	Facility
Year Ending December 31,	leases	Total
2026	$3,303	$3,303
2027	5,469	5,469
2028	5,016	5,016
2029	4,838	4,838
2030	4,610	4,610
Thereafter	53,393	53,393
Total lease payments	$76,629	$76,629
Less: Present value adjustment	(30,626)	(30,626)
Operating lease liabilities	$46,003	$46,003

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

In its counterclaims, the Company seeks damages in an amount exceeding $0.5 million and an order rescinding any and all agreements that the Solomon Plaintiffs contend entitled them to obtain shares of Company stock. On May 12, 2020, the court granted the Company’s motion for summary judgment limiting the Solomon Plaintiffs’ damages for the Equity Claim to $47,420. The Solomon Plaintiffs filed a notice of appeal of this summary judgment on June 9, 2020. On July 2, 2020, the court granted the Company’s motion to dismiss the First Solomon Suit for want of prosecution. On January 4, 2021, the court granted the Solomon Plaintiffs motion for reconsideration and reinstituted the case. On January 15, 2021, the Company filed a notice of appeal of the court’s grant of the Solomon Plaintiffs motion for reconsideration. On May 11, 2021, the Appellate Division upheld the court’s grant of the Solomon Plaintiffs’ motion for reconsideration of the dismissal of the First Solomon Suit for want of prosecution. On January 22, 2025, Solomon Sharbat and Shelhav Raff (through new legal counsel) filed a motion for leave to file an amended complaint in the First Solomon Suit, which the Company opposed. On March 10, 2025, the Company filed a motion for summary judgment, in the First Solomon Suit. Following oral argument on December 3, 2025, the court denied the Solomon Plaintiffs’ motion for leave to amend and granted the Company’s motion for summary judgment. The Solomon Plaintiffs filed a notice of appeal of the court’s decision to the Appellate Division on April 13, 2026. On July 17, 2026, the court clerk entered judgment in the Company’s favor, dismissing the Plaintiffs’ complaint with prejudice and the Company’s counterclaims without prejudice.

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

On June 5, 2025, two putative shareholder derivative lawsuits were filed in the Northern District of California, captioned Hollin v. Vogt, et al., 3:25-cv-04740 and Gera, et al. v. Vogt, et al., 3:25-cv-04794, purportedly brought on behalf of Iovance against certain current and former officers and directors of the Company. A third putative shareholder derivative lawsuit, captioned Bitton v. Bellemin, et. al., 3:25-cv-09701, was filed in the Northern District of California on November 12, 2025. Iovance is named as a nominal defendant in the complaints. The lawsuits contain allegations based on or similar to those in the putative securities class actions and claim, among other things, that the named individual defendants breached their fiduciary duties and violated Section 14(a) of the 1934 Act by issuing or causing the Company to issue false and misleading disclosures concerning the Company’s financial forecasts for fiscal year 2025. Before filing the complaints, the plaintiffs did not make a demand that the Company’s Board of Directors consider the claims therein. The lawsuits seek money damages, corporate governance reforms, restitution, punitive damages, and costs and expenses of the lawsuits, including attorneys’ fees. On December 15, 2025, the court consolidated the derivative lawsuits, now captioned In re Iovance Biotherapeutics, Inc. Derivative Litigation, No. 5:25-cv-04740, and appointed co-lead plaintiff and plaintiffs’ counsel. On March 24, 2026, the court granted the parties’ stipulation to stay the derivative litigation pending resolution of the securities litigation. The plaintiff in the securities litigation filed a consolidated amended complaint on April 15, 2026, which the Company moved to dismiss on June 15, 2026.

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

NOTE 14. INCOME TAXES

The Company generally calculates its provision for income taxes during each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period. However, when a reliable estimate cannot be made, the Company computes its provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. For the three and six months ended June 30, 2026, small changes in estimated annual pretax income (loss) by legal entity can produce a significant variance in the annual effective tax rate. This variability produces an unreliable estimate of the income tax expense. As a result, in accordance with ASC 740, the Company has computed its benefit from income taxes for the three and six months ended June 30, 2026 by applying the actual effective tax rate to the pretax loss for the six month period. For the three and six months ended June 30, 2025, the Company used the estimated annual effective tax rate method to compute tax benefit.

The Company recorded a tax benefit of $1.4 million and $2.0 million for the three and six months ended June 30, 2026, which resulted in effective tax rates of 2.82% and 1.58%, respectively. The Company recorded tax expense of $2.0 million and $0.2 million for the three and six months ended June 30, 2025 respectively, which resulted in effective tax rates of -1.81% and -0.1%, respectively. The effective tax rate is different from the U.S. statutory rate of 21% due to the full valuation allowance against tax losses in the U.S. The income tax benefit and expense for the periods presented for 2026 and 2025, respectively, primarily relate to operations in the UK and realization of related deferred taxes.

As of June 30, 2026, the Company continued to maintain its full valuation allowance against U.S. federal and state net deferred tax assets as it expected to be in a cumulative loss position and does not have sufficient positive evidence to support the realizability of its U.S. net deferred tax assets.

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

Iovance was founded to build upon the promise of TIL cell therapy initially developed at academic research centers, including the National Cancer Institute, or the NCI. Our multi-center trials, scalable manufacturing, regulatory approvals and commercial infrastructure have transformed TIL cell therapy from a research product available to only a small number of patients into a commercially viable treatment that is accessible for thousands of cancer patients.

Our two commercial products include Amtagvi® (lifileucel) and Proleukin® (aldesleukin), an interleukin-2, or IL-2, product used in the Amtagvi® treatment regimen and other applications.

Amtagvi® is the first one-time, individualized T cell therapy for a solid tumor cancer and for the treatment of adult patients with previously treated advanced melanoma, defined as unresectable or metastatic melanoma, approved for use in the U.S., Canada, and Australia. Amtagvi® is administered as part of a treatment regimen that includes lymphodepletion and a short course of Proleukin®.

Globally, Amtagvi® has the potential to address more than 30,000 previously treated advanced melanoma patients annually. We plan to launch into additional markets with a high prevalence of advanced melanoma. On June 4, 2026, we received marketing authorization with conditions from the Therapeutic Goods Administration of Australia for Amtagvi® for previously treated advanced (metastatic or unresectable) melanoma. In the United Kingdom, or UK, we resubmitted the marketing authorization application, or MAA, with additional information in July 2026. The Medicines and Healthcare products Regulatory Agency, or MHRA, is conducting an expedited review, with potential approval expected later in 2026. Potential approval is pending in Switzerland in 2027. In the European Union, or EU, we are working with the European Medicines Agency, or EMA, to resubmit a centralized MAA in 2026 or 2027.

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

The current iCTC facility has the potential capacity to supply TIL cell therapies for more than 5,000 cancer patients annually. To utilize our internal manufacturing suites at greater scale, improve gross margin and reduce operating expenses, we transitioned all manufacturing for clinical and commercial Iovance TIL cell therapies to the iCTC and terminated an agreement with a contract manufacturer in the first quarter of 2026 to manage and reduce long-term product manufacturing costs. We have full control of manufacturing capacity and product quality, supply and delivery logistics, cost efficiencies and process improvements, such as automation and next generation approaches that may further streamline timelines and costs. Certain clinical trials for our next-generation investigational TIL cell therapies will continue to be supported by contract manufacturing organizations, or CMOs. Details of related agreements are provided in Note 11 Licenses and Agreements section of this Quarterly Report on Form 10-Q of our condensed consolidated financial statements for the quarter ended June 30, 2026.

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

Intellectual Property

We have established a leading intellectual property portfolio developed internally and licensed from third parties. We currently own more than 100 U.S. patents related to TIL cell therapy, including patents directed to compositions and methods of treatment in a broad range of cancers, such as U.S. Patent Nos. 10,130,659; 10,166,257; 10,272,113; 10,363,273; 10,398,734; 10,420,799; 10,463,697; 10,517,894; 10,537,595; 10,639,330; 10,646,517; 10,653,723; 10,695,372; 10,894,063; 10,905,718; 10,918,666; 10,925,900; 10,933,094; 10,946,044; 10,946,045; 10,953,046; 10,953,047; 11,007,225; 11,007,226; 11,013,770; 11,026,974; 11,040,070; 11,052,115; 11,052,116; 11,058,728; 11,083,752; 11,123,371; 11,141,434; 11,141,438; 11,168,303; 11,168,304; 11,179,419; 11,202,803; 11,202,804; 11,220,670; 11,241,456; 11,254,913; 11,266,694; 11,273,180; 11,273,181; 11,291,687; 11,293,009; 11,304,979; 11,304,980; 11,311,578; 11,337,998; 11,344,579; 11,344,580; 11,344,581; 11,351,197; 11,351,198; 11,351,199; 11,364,266; 11,369,637; 11,384,337; 11,401,507; 11,433,097; 11,517,592; 11,529,372; 11,541,077; 11,631,483; 11,713,446; 11,819,517; 11,857,573; 11,865,140; 11,866,688; 11,939,596; 11,969,444; 11,975,028; 11,981,921; 11,998,568; 12,023,355; 12,024,718; 12,031,157; 12,104,172; 12,121,541; 12,159,700; 12,170,134; 12,188,048; 12,194,061; 12,226,434; 12,226,522; 12,230,378; 12,230,379; 12,233,075; 12,280,140; 12,343,380; 12,453,697; 12,473,532; 12,485,145; 12,495,791; 12,553,029; 12,553,031; 12,558,375; 12,570,959; 12,570,961; 12,611,427; 12,611,428; 12,611,429; 12,617,833; 12,622,927; 12,636,318; 12,642,268; 12,642,816; 12,642,832; 12,648,962; 12,655,389; and 12,678,499. More than 50 of these patents are related to our Gen 2 TIL manufacturing processes and have terms that we anticipate will extend to October 2037 or January 2038, not including any patent term extensions or adjustments that may be available. Our owned and licensed intellectual property portfolio also includes patents and patent applications relating to TIL, marrow-infiltrating lymphocytes, or MIL, and peripheral blood lymphocyte, or PBL, therapies; TIL cell expansion from core biopsy, small biopsy or fine needle aspirate; assays for evaluating potency and/or functionality of TIL products; frozen tumor-based TIL technologies; remnant TIL and digest TIL compositions, methods, and processes; methods of manufacturing TIL, MIL, and PBL therapies; the use of costimulatory and T cell modulating molecules in TIL cell therapy and manufacturing; stable and transient genetically-modified TIL cell therapies, including genetic knockouts of immune checkpoints; cytokine-tethered TIL cell therapies; methods of using immune checkpoint inhibitor, or ICIs, in combination with TIL cell therapies; TIL selection technologies; and methods of treating patient subpopulations.

Components of Operating Results

Revenue

Revenues for the three and six months ended June 30, 2026 represents product sales of Amtagvi®, as well as Proleukin®, primarily driven from sales in the U.S. to support the ongoing commercial launch of Amtagvi®, which received FDA approval in February 2024. Proleukin®, which we acquired the worldwide rights to in May 2023, is also sold in markets outside the U.S., primarily in the EU and UK.

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

Income tax (expense) benefit

Income tax benefit pertains to the operations in the UK and realization of related deferred taxes.

Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025

Revenue

	Three Months Ended		Increase		Six Months Ended		Increase
	June 30,		(Decrease)		June 30,		(Decrease)
(in thousands)	2026	2025	$	%	2026	2025	$	%
Amtagvi®	$90,721	$54,074	$36,647	68	$150,943	97,645	$53,298	55
Proleukin®	8,592	5,878	2,714	46	19,800	11,631	8,169	70
Total product revenue	$99,313	$59,952	$39,361	66	$170,743	$109,276	$61,467	56

Revenue for the three and six months ended June 30, 2026 increased by $39.4 million, or 66%, and by $61.5million, or 56%, compared to the same periods in 2025. The increase in revenue as compared to the prior period was driven by an increase in Amtagvi® infusions, correspondent increase in Proleukin®, and price increases for both products.

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

Costs and expenses

The following table summarizes the period-over-period changes in our costs and expenses:

	Three Months Ended		Increase		Six Months Ended		Increase
	June 30,		(Decrease)		June 30,		(Decrease)
(in thousands)	2026	2025	$	%	2026	2025	$	%
Costs and expenses
Cost of sales **	$43,595	$48,881	$(5,286)	(11)	$86,093	$91,595	$(5,502)	(6)
Research and development **	58,851	77,928	(19,077)	(24)	121,338	153,895	(32,557)	(21)
Selling, general, and administrative **	39,272	37,567	1,705	5	78,221	81,366	(3,145)	(4)
Depreciation and amortization	9,500	9,350	150	2	18,039	17,415	624	4
Total costs and expenses	$151,218	$173,726	$(22,508)	(13)	$303,691	$344,271	$(40,580)	(12)
** Excludes depreciation and amortization

Cost of sales

Cost of sales, excluding depreciation and amortization, for the three months ended June 30, 2026 decreased by $5.3 million, or 11%, compared to the same period in 2025. The decrease was driven by a (i) a $5.3 million decrease in excess and obsolescence reserve supported by the increased demand and (ii) $3.9 million decrease in period costs primarily related to patient drop-off driven by patient health and ability to receive the Amtagvi® treatment, as well as manufacturing results that did not meet required specifications, and were not otherwise utilized under an expanded access program or single-patient IND to generate clinical data. This decrease was partially offset by (i) a $2.9 million increase from sales of Amtagvi® and Proleukin® products as well as costs related to the manufacturing of Amtagvi® and (ii) a $1.0 million increase in royalties payable related to the increase in sales of Proleukin.

Cost of sales, excluding depreciation and amortization, for the six months ended June 30, 2026 decreased by $5.5 million, or 6%, compared to the same period in 2025. The decrease was driven by (i) a $9.2 million decrease in period costs primarily related to patient drop-off driven by patient health and ability to receive the Amtagvi® treatment, as well as manufacturing results that did not meet required specifications, and were not otherwise utilized under an expanded access program or single-patient IND to generate clinical data and (ii) a $5.3 million decrease in excess and obsolescence reserve supported by the increased demand. These decreases were partially offset by (i) a $6.6 million increase from sales of Amtagvi® and Proleukin® products as well as costs related to the manufacturing of Amtagvi® and (ii) a $2.4 million increase in royalties payable related to the increase in sales of Proleukin.

Research and development expense

Research and development expenses for the three months ended June 30, 2026 decreased by $19.1 million, or 24%, compared to the same period in 2025. The decrease was primarily attributable to (i) a $7.3 million decrease in consultant costs, primarily driven by a decrease in outside services cost driven by the number of consultants, (ii) a $5.0 million decrease in manufacturing fees, primarily due to the contract termination with our external contract manufacturer, (iii) a $3.9 million decrease in clinical trial costs, driven primarily by completion of melanoma and cervical clinical trials as well as other ongoing studies advancing into a late-stage of clinical trials, (iv) a $1.6 million decrease in other costs, including lab consumables, travel and license cost, and (v) a $1.3 million decrease in stock-based compensation expense primarily driven by a lower number of stock awards granted at lower average stock price.

Research and development expenses for the six months ended June 30, 2026 decreased by $32.6 million, or 21%, compared to the same period in 2025. The decrease was primarily attributable to (i) a $12.1 million decrease in outside services cost driven by a decrease in the number of consultants, (ii) a $9.4 million decrease in clinical trial costs, driven primarily by completion of 144-01 and

144-05 clinical trials as well as other ongoing studies advancing into a late-stage of clinical trials, (iii) a $7.1 million decrease in stock-based compensation expense primarily driven by a lower number of stock awards granted at lower average stock price, (iv) a $2.4 million decrease in other costs, including travel and license cost, and (v) a $1.6 million decrease in manufacturing fees, primarily due to the contract termination with our external contract manufacturer.

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

The table below summarizes our research and development expenses by therapeutic area (in thousands):

	Three Months Ended		Increase		Six Months Ended		Increase
	June 30,		(Decrease)		June 30,		(Decrease)
	2026	2025	$	%	2026	2025	$	%
Direct research and development expense by product candidate
TIL, including combination therapy
Lifileucel monotherapy	$11,894	$18,033	$(6,139)	(34)	$26,091	$34,214	$(8,123)	(24)
Combination Therapy	1,047	3,749	(2,702)	(72)	5,081	7,047	(1,966)	(28)
Next Generation	1,229	2,961	(1,732)	(58)	3,304	4,650	(1,346)	(29)
Other clinical, preclinical, and research programs under development	6,170	6,527	(357)	(5)	8,736	14,232	(5,496)	(39)
Indirect research and development expense
Personnel related (excluding stock-based compensation)	26,334	28,989	(2,655)	(9)	54,066	54,355	(289)	(1)
Stock-based compensation expense	5,078	6,359	(1,281)	(20)	10,195	16,276	(6,081)	(37)
Contractors and outside services	1,940	2,548	(608)	(24)	3,133	4,295	(1,162)	(27)
Office and facilities	5,159	8,762	(3,603)	(41)	10,732	18,826	(8,094)	(43)
Total research and development	$58,851	$77,928	$(19,077)	(24)	$121,338	$153,895	$(32,557)	(21)

Selling, general, and administrative expense

Selling, general, and administrative expenses for the three months ended June 30, 2026 increased by $1.7 million, or 5%, compared to the same period in 2025. The increase was primarily attributable to (i) a $3.9 million increase in payroll and related expenses driven by an increase in the number of employees to support growth in the overall business. This increases was partially offset by and (i) a $1.3 million decrease in stock-based compensation expense primarily driven by a lower number of stock awards granted at lower average stock price, and (ii) a $0.9 million decrease in other costs, including costs associated with intellectual property legal costs, outside service costs, and software license costs related to our information technology infrastructure.

Selling, general, and administrative expenses for the six months ended June 30, 2026 decreased by $3.1 million, or 4%, compared to the same period in 2025. The decrease was primarily attributable to (i) a $6.8 million decrease in stock-based compensation expense primarily driven by a lower number of stock awards granted at lower average stock price, and (ii) a $2.2 million decrease in intellectual property legal costs. These decreases were partially offset by (i) a $4.6 million increase in payroll and related expenses driven by an increase in the number of employees to support growth in the overall business, (ii) a $1.0 million increase in costs incurred in support of the marketing, advertising, and market research in rest of world of Amtagvi®, and (iii) a $0.3 million increase in other costs, including travel, facility fees and licensing costs.

Depreciation and amortization

Depreciation and amortization expense for the three and six months ended June 30, 2026 increased by $0.2 million, or 2% and increased by $0.6 million, or 4%, compared to the same period in 2025. The increase was primarily driven by the expansion of our iCTC manufacturing facility.

Interest and other income, net

	Three Months Ended		Increase		Six Months Ended		Increase
	June 30,		(Decrease)		June 30,		(Decrease)
(in thousands)	2026	2025	$	%	2026	2025	$	%
Interest and other income, net	$3,217	$4,104	$(887)	(22)	$4,550	$7,324	$(2,774)	(38)

Interest and other income, net for the three months ended June 30, 2026 decreased by $0.9 million, or 22%, compared to the same period in 2025. The decrease was primarily driven by a decrease in average investment balances and slightly lower rate of return on our investments.

Interest and other income, net for the six months ended June 30, 2026 decreased by $2.8 million, or 38%, compared to the same period in 2025. The decrease was primarily driven by a decrease in average investment balances and slightly lower rate of return on our investments.

Income tax benefit (expense)

	Three Months Ended		Increase		Six Months Ended		Increase
	June 30,		(Decrease)		June 30,		(Decrease)
(in thousands)	2026	2025	$	%	2026	2025	$	%
Income tax benefit (expense)	$1,373	$(1,988)	$3,361	(169)	$2,038	$(150)	$2,188	(1,459)

Income tax benefit for the three and six months ended June 30, 2026 increased by $3.4 million, or 169%, and $2.2 million, or 1459%, respectively, compared to the same periods in 2025. The increase was primarily driven by the mix of income across jurisdictions that with varying effective tax rates and an adjustment in the prior year in transfer pricing, true-up to tax attributes and deductions associated with the Proleukin® business in the U.K.

Net loss

	Three Months Ended		Increase		Six Months Ended		Increase
	June 30,		(Decrease)		June 30,		(Decrease)
(in thousands)	2026	2025	$	%	2026	2025	$	%
Net loss	$(47,315)	$(111,658)	$(64,343)	(58)	$(126,360)	$(227,821)	$(101,461)	(45)

Net loss for the three and six months ended June 30, 2026 decreased by $64.3 million, or 58%, and $101.5 million, or 45%, compared to the same periods in 2025. The decrease in our net loss is primarily due to the increase in sales of Amtagvi® and Proleukin® products. We anticipate that we will continue to incur net losses in the future as we further invest in our clinical and internal research and development programs, as well as ongoing execution of the launch of Amtagvi®.

Liquidity and Capital Resources

As of June 30, 2026, we had $303.7 million in cash, cash equivalents, short-term investments, and restricted cash ($110.8 million of cash and cash equivalents, $186.9 million in short-term investments, and $6.0 million in restricted cash). We have incurred losses and generated negative cash flows from operations since inception. Historically, we have funded our operations from various public and private offerings of our equity securities, both common stock and preferred stock, from option and warrant exercises, and from interest income. Since 2017, our primary source of funds has been from the public sale of our common stock. With the approval of our BLA, we expect to continue to generate revenue from the sale of our first internally developed product, Amtagvi®. Furthermore, as Proleukin® inventory that was previously with distributors in the U.S. market at the time of the acquisition of the worldwide rights to Proleukin® in May 2023 has been substantially depleted, we also began to sell Proleukin® into the U.S. market, where product margins are substantially higher than in other markets, to support ongoing and anticipated infusions related to the continued strong commercial launch of Amtagvi®. However, such revenues for Amtagvi® and Proleukin® may not be material enough to generate positive operational cash flows during the 12 months from the date the condensed consolidated financial statements are issued and this Quarterly Report on Form 10-Q is filed.

We expect to continue to incur significant expenses to support our ongoing execution of the commercial launch of Amtagvi®, fund ongoing clinical programs, including our NSCLC registrational study, IOV-LUN-202, and our frontline advanced melanoma Phase 3 confirmatory trial, TILVANCE-301, continue the development of our pipeline candidates, and for other general corporate purposes. Based on the funds we have available as of the date our condensed consolidated financial statements for the three and six months ended June 30, 2026 are issued, we believe that we have sufficient capital to fund our anticipated operating expenses and capital expenditures as planned for at least the twelve months following the issuance of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Corporate Capitalization

As of June 30, 2026, we had outstanding 452,971,016 shares of our $0.000041666 par value common stock, 194 shares of our $0.001 par value Series A Convertible Preferred Stock, and 1,932,667 shares of our $0.001 par value Series B Convertible Preferred Stock. The outstanding shares of Series A Convertible Preferred Stock are currently convertible into 97,000 shares of our common stock, and the outstanding shares of Series B Convertible Preferred Stock are currently convertible into 1,932,667 shares of our common stock. The shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock do not have voting rights or accrue dividends.

On August 22, 2025, we entered into an Amended and Restated Open Market Sale Agreement, or the 2025 Sale Agreement, with Jefferies with respect to an “at the market” offering program. Under the terms of the 2025 Sale Agreement, we may, from time to time, in our sole discretion, issue and sell up to $350.0 million of shares of our common stock pursuant to the “at the market” offering program. The 2025 Sale Agreement superseded and replaced in its entirety the 2023 Sale Agreement. The issuance and sale, if any, of shares of our common stock under the Sale Agreement was or will be made pursuant to a prospectus supplement dated August 22, 2025 to our Registration Statement on Form S-3ASR, which became effective immediately upon filing with the SEC on June 16, 2023, or the Registration Statement.

For the quarter ended June 30, 2026, we received $49.6 million in proceeds, net of offering costs, through the sale of 14,000,743 shares of our common stock under the 2025 Sale Agreement.

In the future, we may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. If any of the securities covered by the Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of such offering at that time.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(132,915)	$(171,141)
Investing activities	(62,656)	29,709
Financing activities	143,623	156,545
Net increase (decrease) in cash, cash equivalents and restricted cash*	$(51,948)	$15,113
* Excludes effect of exchange rate changes

Operating Activities

Net cash used in operating activities for the periods presented represents cash disbursements related to all activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss for non-cash items and changes in operating assets and liabilities. Net cash used in operating activities for the six months ended June 30, 2026 was $132.9 million as compared to $171.1 million for the same period in 2025. The $38.2 million decrease in cash used in operating activities was driven by a $101.5 million decrease in net loss resulting from an increase in revenues generated by sales of Amtagvi® and Proleukin®. The overall decrease in cash used in operating activities also includes a net decrease in non-cash charges of $23.2 million. The net decrease in non-cash charges was primarily driven by lower stock-based compensation expenses, and lower amortization of right-of-use assets related to operating leases, an increase in deferred tax benefits related to the operations in the UK and excess and obsolescence costs, offset by amortization of intangible assets, and accretion of discounts and amortization of premiums on investments, net. In addition, net cash used in operating activities increased by $40.1 million, primarily related to changes in operating assets and liabilities.

The $40.1 million increase in net cash used in operating activities related to changes in operating assets and liabilities was driven by a $29.1 million increase in trade accounts receivable, resulting from the sale of our products, a net $30.5 million decrease in accounts payable and accrued expenses, resulting from timing of vendor invoicing and related payments, offset by a $19.5 million decrease in net cash used driven primarily by purchases of inventory and an decrease in prepaid expenses and other assets that resulted from the timing of related payments.

Investing Activities

Net cash used or provided by investing activities for the periods presented primarily relates to the cash utilized to fund the purchase and maturity of investments, and capital expenditures. Net cash used by investing activities for the six months ended June 30, 2026 was $62.7 million, compared to net cash provided by investing activities of $29.7 million for the same period in 2025. The increase in cash used of $92.4 million was primarily driven by a $94.0 million increase associated with changes in the timing of maturities and purchases of investments, offset by a decrease in capital expenditures of $1.6 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026, was $143.6 million compared to net cash provided of $156.5 million for the same period in 2025. The decrease in net cash provided by financing activities of $12.9 million was primarily driven by a decrease in net proceeds of $13.9 million received through the sales of common stock through our “at the market” offering program during the six months ended June 30, 2026, as compared to the net proceeds received from our “at the market” offering program for the same period in 2025. This was offset by a $0.8 million decrease in tax payments related to shares withheld for vested restricted stock units, and a $0.2 million increase in proceeds from the issuance of common stock upon the exercise of stock options and from our employee stock purchase plan program.

Contractual Obligations

The following table summarizes our non-cancellable contractual obligations as of June 30, 2026, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
	Total	2026	2027	2028	2029	2030	Thereafter
Operating lease obligations - facilities(1)	$76,629	$3,303	$5,469	$5,016	$4,838	$4,610	$53,393
Purchase obligations(2)	48,364	15,050	16,412	16,902	—	—	—
Total(3)	$124,993	$18,353	$21,881	$21,918	$4,838	$4,610	$53,393

(1)	Our operating lease obligations consist of obligations under non-cancellable operating leases for our facilities in San Carlos, California, Philadelphia, Pennsylvania, and Tampa, Florida.
(2)

We have purchase obligations of $48.4 million related to manufacturing and supply agreements for Proleukin® under a contract we inherited as part of the Acquisition, which was subsequently extended through 2028.

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

Off-Balance Sheet Arrangements

As of June 30, 2026, we had no obligations that would require disclosure as off-balance sheet arrangements.

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

We review intangible assets for impairment at least annually and whenever events or changes in circumstances have occurred which could indicate that the carrying value of the assets are not recoverable. If such indicators are present, we assess the recoverability of affected assets by determining if the carrying value of the assets is less than the sum of the undiscounted future cash flows of the assets. If the assets are found to not be recoverable, we measure the amount of impairment by comparing the carrying value of the assets to their fair values. We determined that no indicators of impairment or impaired intangible assets existed as of June 30, 2026.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in interest bearing investments consisting of short-term debt securities issued by the U.S. government. The primary objective of our investment activities is to preserve principal. We adhere to an investment policy that requires us to limit amounts invested in securities based on credit rating, maturity, industry group and investment type and issuer, except for securities issued by the U.S. government. We do not have any derivative financial instruments or foreign currency instruments. As of June 30, 2026, we had $248.0 million invested in marketable securities with a maturity date of less than one year. As such we believe that we are not exposed to any material market risk. If interest rates had varied by 1% in the quarter ended June 30, 2026, the fair value of our investment portfolio would increase or decrease by approximately $0.5 million.

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

The majority of our product sales during the three and six months ended June 30, 2026 were denominated in the U.S. dollar, however, we do have some sales denominated in foreign currencies. Nevertheless, foreign currency transaction gains and losses were immaterial for the three and six months ended June 30, 2026. No foreign currency exchange risk existed for the three months ended June 30, 2026.

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

Changes in Internal Control Over Financial Reporting:

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The information in Note 13 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 13 to our condensed consolidated financial statements for the quarter ended June 30, 2026, contained in this Quarterly Report on Form 10-Q.

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

As of June 30, 2026, we had an accumulated deficit of $2.9 billion. In addition, during the six months ended June 30, 2026, we incurred a net loss of $126.4 million. While we are executing the U.S. launch of our first internally developed product, Amtagvi®, we may not generate any meaningful product sales until later, and we expect to incur significant additional operating losses in the future as we expand our development and clinical trial activities in support of demonstrating the effectiveness of our product candidates.

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

Our operations have consumed substantial amounts of cash since inception. From our inception to June 30, 2026, we have an accumulated deficit of $2.9 billion. In addition, our research and development and our operating costs have also been substantial and are expected to increase. As of June 30, 2026, we had $303.7 million in cash, cash equivalents, short-term investments, and restricted cash ($110.8 million of cash and cash equivalents, $186.9 million in short-term investments, and $6.0 million in restricted cash).

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

Manufacturing our products and product candidates requires live cells among other biological raw materials, chemicals and agents used for manufacturing. Many reagents, which are substances used in our manufacturing processes to bring about chemical or biological reactions, and other specialty materials and equipment are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. We currently depend on a limited number of vendors for certain materials and equipment used in the manufacture of our product candidates. Some of these suppliers may not have the capacity to support clinical trials and commercial products manufactured under cGMP by biopharmaceutical firms or may otherwise be ill-

equipped to support our needs. We also do not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Accordingly, we may experience delays in receiving key materials and equipment to support clinical or commercial manufacturing.

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

We were granted Fast Track designation by the FDA for lifileucel in metastatic melanoma, metastatic cervical cancer, second-line advanced non-small cell lung cancer, and soft tissue sarcomas, as well as for lifileucel in combination with pembrolizumab in advanced melanoma. We were granted breakthrough therapy designation, or BTD, for lifileucel for metastatic cervical cancer and RMAT designation for lifileucel in advanced melanoma. We may seek Fast Track or Breakthrough designation for other of our current or future product candidates. Receipt of a designation to facilitate product candidate development is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for a designation, the FDA may disagree. In any event, the receipt of such a designation for a product candidate may not result in a faster development process, review, or approval compared to product candidates considered for approval under the conventional FDA procedures and does not assure ultimate marketing approval by the FDA. In addition, the FDA may later decide that the products no longer meet the designation conditions.

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

While there is currently no comprehensive federal legislation in the U.S. that regulates the development or use of AI, several governmental agencies in the U.S. and non-U.S. jurisdictions have proposed or enacted laws regulating AI technologies by setting out principles intended to guide AI design and deployment for the public and private sectors and signaling the increase in government involvement and regulation over AI technologies. The significant increase in companies that have incorporated the use of AI in their businesses has also increased the SEC’s focus on AI-washing as a key enforcement priority. In May 2024, the European Union legislators approved the EU Artificial Intelligence Act, or the EU AI Act, which establishes a comprehensive, risk-based governance framework for AI in the EU market. The majority of the substantive requirements of the EU AI Act are expected to apply from August 2, 2026. In July 2025, the EU published a voluntary AI Code of Practice, which is intended to guide developers of AI systems in complying with the EU AI Act and avoid potential penalties. The EU AI Act, and developing interpretation and application of the GDPR in respect of automated decision making, together with developing guidance and/or decisions in the impact of AI technology on data privacy, may affect our use of AI technologies and our ability to provide, improve or commercialize our business, require additional compliance measures and changes to our operations and processes, and result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

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

There is currently significant uncertainty about the future of trade relationships around the world, including potential changes to trade laws and regulations, trade policies, and tariffs. The administration has used emergency authority to impose tariffs on imported branded pharmaceuticals and subsequently reported to have negotiated agreements with certain countries including the United Kingdom and Japan. For example, on April 2, 2025, the Administration announced more tariffs imposed pursuant to the International Emergency Economic Powers Act, designated “reciprocal tariffs” purportedly in response to the trade deficit national emergency announced on virtually all imported products from all countries. The reciprocal tariffs imposed a 10% tariff on most countries, which were to increase to a higher, country-specific tariff rate on countries identified in Annex 1 of the executive order. The country-specific tariffs were later paused for 90 days. In addition, the Administration, through the Department of Commerce, has an ongoing investigation into the pharmaceutical industry pursuant to Section 232 of the Trade Expansion Act of 1962 (“Section 232”), whereby the President may impose additional tariffs on imports within the pharmaceutical industry if deemed necessary based on national security grounds. Following the Section 232 investigations, in April 2026, an executive order was issued seeking to impose a 100% tariff on any branded or patented pharmaceuticals imported into the U.S., unless the relevant drug manufacturer has or is in the process of building a manufacturing facility in the U.S., which has been paused as negotiations with large drug manufacturers continue. Further, the President signed an executive order to reduce prescription drug pricing, including to implement Most Favored Nation drug pricing policies designed to align certain prescription drug prices in the U.S. to lower prices available in other countries. Agreements with major pharmaceutical companies were announced to lower prices or offer medicines on the TrumpRx platform. The details of each of these proposals are unclear, and the final terms remain uncertain. As a result of these dynamics, we cannot predict the impact to our relationships with third-party manufacturers or our business of any future changes to the U.S.’ or other countries’ trading relationships or the impact of new laws or regulations adopted by the U.S. or other countries. Evolving international trade relations, new legislation and tariffs may adversely impact our operations and/or financial condition by limiting or preventing the activities of third parties that we engage, increasing import costs or increasing the cost of our operations. New or increased tariffs, export controls or other trade barriers could result in higher prices for the materials we use and the products and product candidates we are developing and could materially impact our supply chain and manufacturing costs.

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

As of June 30, 2026, we had 452,971,016 shares of common stock outstanding. In addition, we had 32,730,876 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted to purchase common stock based on vesting requirements of stock options and common stock issuable through purchases of employee stock purchase plan, or upon the conversion of preferred stock. The issuance and subsequent sale of the shares underlying these common stock equivalents could depress the trading price of our common stock. On June 10, 2019, our certificate of incorporation was amended to increase the number of authorized shares of our common stock, from 150,000,000 shares to 300,000,000 shares, which was approved by our stockholders on that date. On June 16, 2023, our certificate of incorporation was amended to increase the number of authorized shares of our common stock from 300,000,000 to 500,000,000 shares, which was approved by our stockholders on June 6, 2023. On June 12, 2026, our certificate of incorporation was amended to increase the number of authorized shares of our common stock from 500,000,000 to 650,000,000 shares, which was approved by our stockholders on June 10, 2026.

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

During the second quarter of 2026, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) for the purchase or sale of securities of the Company, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Item 6.Exhibits

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Incorporation, as amended, of Registrant (incorporated herein by reference to Exhibit 3.1 to Registrant’s Form S-3 filed with the Commission on June 18, 2026).
3.2

Fourth Amended and Restated Bylaws of Iovance Biotherapeutics, Inc. (incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 29, 2024).

10.1++#*	Separation Agreement and General Release, dated June 8, 2026, by and between Friedrich-Reinhard Graf Finck von Finckensten, M.D., and the Registrant.
10.2++#*	Consulting Agreement, effective as of June 9, 2026, by and between Friedrich-Reinhard Graf Finck von Finckensten, M.D., and the Registrant.
10.3#	Iovance Biotherapeutics, Inc. 2020 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 99.1 to Registrant’s Form S-8 filed with the Commission on June 18, 2026).
10.4#

Iovance Biotherapeutics, Inc. Amended and Restated 2021 Inducement Plan, as amended (incorporated herein by reference to Exhibit 99.1 to Registrant’s Form S-8 filed with the Commission on June 18, 2026).

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

Iovance Biotherapeutics, Inc.

August 6, 2026	By:	/s/ Frederick G. Vogt, Ph.D., J.D.
Frederick G. Vogt, Ph.D., J.D.
Interim Chief Executive Officer and President, and General Counsel (Principal Executive Officer)

August 6, 2026	By:	/s/ Corleen Roche
Corleen Roche
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)